Form 10-Q
period 1998-09-30
P&L COAL HOLDINGS CORP
filed 1998-11-13
CIK 1064728

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998
                                ------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ----------------------   -----------------------

Commission File Number  333-59073
                        --------------------------------------------------------

                          P&L COAL HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 13-4004153
-----------------------------------        -------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

    701 Market Street, St. Louis, Missouri                 63101-1826
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

                                 (314) 342-3400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes             X No
 -----           ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          P&L COAL HOLDINGS CORPORATION
            UNAUDITED STATEMENT OF CONDENSED CONSOLIDATED OPERATIONS
               FOR THE QUARTER AND PERIOD ENDED SEPTEMBER 30, 1998
                                 (In thousands)

                                             Quarter                 Period
                                              Ended                   Ended
                                          Sept. 30, 1998         Sept. 30, 1998
                                         ----------------       ----------------
REVENUES

 Sales                                     $      537,387         $     791,134

 Other revenues                                    20,111                29,031
                                         -----------------      ----------------
     Total revenues                               557,498               820,165

OPERATING COSTS AND EXPENSES

 Operating costs and expenses                     464,534               677,281

 Depreciation, depletion and amortization          51,783                77,474

 Selling and administrative expenses               16,790                25,748
                                        -----------------       ----------------
OPERATING PROFIT                                   24,391                39,662

 Interest expense                                 (52,692)              (75,846)

 Interest income                                    6,726                 7,753
                                        -----------------       ----------------
LOSS BEFORE INCOME TAXES                          (21,575)              (28,431)

 Income tax benefit                                (6,903)               (8,472)
                                        ------------------      ----------------
NET LOSS                                   $      (14,672)        $     (19,959)
                                        ==================      ================
                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 Unaudited
                                                September 30,       March 31,
                                                    1998              1998
                                              ----------------  ----------------
                                               (in thousands)     (in dollars)
Current assets

  Cash and cash equivalents                       $   326,250          $      1
  Accounts receivable, less allowance
   for doubtful accounts of $9,665 and
   $0, respectively                                   346,473                 -
  Materials and supplies                               62,233                 -
  Coal inventory                                      173,029                 -
  Assets from trading and price risk
   management activities                              825,241                 -
  Other current assets                                 22,503                 -
                                              ----------------  ----------------
      Total current assets                          1,755,729                 1

Property, plant, equipment and mine
 development, net of accumulated
 depreciation, depletion and
 amortization of $1,626,220
 and $0, respectively                               4,657,674                 -
Investments and other assets                          531,426                 -
                                              ----------------  ----------------
      Total assets                                $ 6,944,829         $       1
                                              ================  ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings and current
   maturities of long-term debt                   $    73,876         $       -
  Income taxes payable                                 18,010                 -
  Deferred income taxes                                 3,153                 -
  Liabilities from trading and price
   risk management activities                         473,322                 -
  Accounts payable and accrued expenses               731,075                 -
                                              ----------------  ----------------
      Total current liabilities                     1,299,436                 -

  Long-term debt, less current maturities           2,304,422                 -
  Deferred income taxes                               873,869                 -
  Accrued reclamation and other
   environmental liabilities                          460,744                 -
  Workers' compensation obligations                   222,415                 -
  Accrued postretirement benefit costs                996,575                 -
  Obligation to industry fund                          62,662                 -
  Other noncurrent liabilities                        278,396                 -
                                              ----------------  ----------------
      Total liabilities                             6,498,519                 -

Stockholders' equity:
  Preferred  Stock - $.01 per  share par  value;
    September  30,  1998 - 10,000,000  shares
    authorized,   5,000,000  shares  issued  and
    outstanding;  March 31,  1998 zero shares
    authorized, issued or outstanding                      50                 -
  Common Stock - $.01 per share par value;  September
    30, 1998 -  25,000,000 shares authorized,
    16,000,000 shares issued and outstanding; March 31,
    1998 - 1,000 shares authorized, 1 share issued and
    outstanding                                           160                 1
  Additional paid-in capital                          479,790                 -
  Accumulated other comprehensive loss                (13,731)                -
  Accumulated deficit                                 (19,959)                -
                                              ----------------  ----------------
      Total stockholders' equity                      446,310                 1
                                              ----------------  ----------------
      Total liabilities and stockholders'
       equity                                    $  6,944,829          $      1
                                              ================  ================
                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
            UNAUDITED STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                           $    (19,959)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Depreciation, depletion and amortization                               77,474
  Deferred income taxes                                                 (13,652)
  Amortization of debt discount and debt issuance costs                   6,133
  Net loss on property and equipment disposals                               32
  Net gain on contract restructuring                                       (592)
  Changes  in   current   assets  and   liabilities,
   excluding   effects  of acquisitions:
     Accounts receivable                                                 96,398
     Materials and supplies                                               2,155
     Coal inventory                                                      22,025
     Other current assets                                                17,068
     Accounts payable and accrued expense                              (114,570)
     Income taxes payable                                                15,428
  Net assets from trading and price risk management activities           (6,836)
  Accrued reclamation and related liabilities                            (1,516)
  Workers' compensation obligations                                         676
  Accrued postretirement benefit costs                                    3,239
  Obligation to industry fund                                            (1,004)
  Royalty prepayment                                                    135,903
  Other, net                                                            (12,819)
                                                               -----------------
      Net cash provided by operating activities                         205,583
                                                               -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development            (82,464)
Acquisition of P&L Coal subsidiaries, net of $70,359 cash acquired   (1,994,635)
Proceeds from contract restructuring                                      3,881
Proceeds from property and equipment disposals                            5,170
                                                               -----------------
      Net cash used in investing activities                          (2,068,048)
                                                               -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt                                             (154,542)
Proceeds from short-term borrowings and long-term debt                1,863,498
Net capital contribution                                                480,000
Net change in due to/from affiliates                                         88
                                                               -----------------
      Net cash provided by financing activities                       2,189,044

Effect of exchange rate changes on cash and cash equivalents               (329)
                                                               -----------------
Net increase in cash and cash equivalents                               326,250
Cash and cash equivalents at beginning of period                              -
                                                               -----------------
Cash and cash equivalents at end of period                         $    326,250
                                                               =================
                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated operations and balance sheets of P&L Coal Holdings Corporation ("P&L Coal"), also known as Peabody Group. These financial statements include the subsidiaries of Peabody Holding Company, Inc. ("Peabody Holding Company"), Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch"), Citizens Power LLC ("Citizens Power") and Peabody Resources Holdings Pty Ltd. ("Peabody Resources"), an Australian company (collectively, the "Company"). Through May 19, 1998, the Company was a wholly owned indirect subsidiary of The Energy Group, PLC ("The Energy Group"). Effective May 20, 1998, the Company was acquired by P&L Coal, which at the time was wholly owned by Lehman Merchant Banking Partners II and its affiliates ("Lehman Merchant Banking"), an investment fund affiliated with Lehman Brothers Inc. The transaction was part of the sale of The Energy Group to Texas Utilities Company. P&L Coal, a holding company with no direct operations and nominal assets other than its investment in its subsidiaries, was formed by Lehman Merchant Banking on February 27, 1998 for the purpose of acquiring the Company and had no significant activity until the acquisition.

The accompanying condensed consolidated financial statements at September 30, 1998 and for the quarter and period ended September 30, 1998, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Prior to the acquisition, "P&L Coal Group" represented the combined operations of the same subsidiaries currently owned by P&L Coal. The financial statements should be read in connection with P&L Coal Group's audited financial statements as of March 31, 1998.

(2) Comprehensive Income

Effective with the quarter ended June 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that noncash changes in stockholders' equity be combined with net income and reported in a new financial statement category entitled "comprehensive income." Adoption of SFAS No. 130 had no impact on the results of the Company's operations. The following table sets forth the components of comprehensive loss for the quarter and period ended September 30, 1998 (in thousands):

                                                 Quarter ended     Period ended
                                                 September 30,     September 30,
                                                      1998              1998
                                                 --------------    -------------

     Net loss                                    $     (14,672)      $  (19,959)
     Foreign currency translation adjustment            (6,024)         (13,731)
                                                 --------------    -------------
     Comprehensive loss                          $     (20,696)      $  (33,690)
                                                 ==============    =============

(3) Commitments and Contingencies

Environmental claims have been asserted against a subsidiary of the Company at 17 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

The  Company's  policy is to  accrue  environmental  cleanup-related  costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its Consolidated Balance Sheets. The liabilities for environmental cleanup-related costs recorded in the Consolidated Balance Sheet at September 30, 1998 were $67.7 million. This amount represents those costs that the Company believes are probable and reasonably estimable. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

(4) Indebtedness

As of September 30, 1998, the Company had total indebtedness of $2,378.3 million, consisting of the following:

  (In millions)

  8.875% Senior Notes due 2008 ("Senior Notes")                       $   398.8
  9.625% Senior Subordinated Notes due 2008 ("Senior
   Subordinated Notes")                                                   498.6
  Term loans under Senior Credit Facilities                               867.5
  5.000% Subordinated Note                                                205.4
  Non-Recourse Debt                                                       301.0
  Other                                                                   107.0
                                                                      ----------
                                                                      $ 2,378.3
                                                                      ==========

The Senior Credit Facilities include a Revolving Credit Facility that provides for aggregate borrowings of up to $150.0 million and letters of credit of up to $330.0 million. As of September 30, 1998, the Company had no borrowings outstanding under the Revolving Credit Facility. Interest rates on the revolving loans under the Revolving Credit Facility are based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facilities) at the Company's option. On October 1, 1998, the Company entered into two interest rate swaps to fix the interest cost on $500 million of long-term debt outstanding under the Term Loan Facility. The Company will pay a fixed rate of approximately 7.0% on $300 million of such long-term debt for a period of three years, and on $200 million of such long-term debt for two years. The Revolving Credit Facility commitment matures in fiscal year 2005.

The Company made an optional prepayment of $50 million on the Senior Credit Facilities in July 1998, which it applied against Term Loan B mandatory payments in order of maturity, and a mandatory payment of $2.5 million on Term Loan A in September 1998. The following table sets forth the amortization schedule for the Senior Credit Facilities after giving effect to the payments:

  (In millions)

   Amortization                 Term Loan A                  Term Loan B
   ------------                 -----------                  -----------
   Fiscal Year:
    1999                        $     5.00                    $      -
    2000                             13.75                           -
    2001                             18.75                           -
    2002                             42.50                           -
    2003                             68.75                           -
    2004                             93.75                           -
    2005                             25.00                        64.00
    2006                                -                        408.25
    2007                                -                        127.75
                                 ----------                   ----------
                                 $  267.50                    $  600.00
                                 ==========                   ==========

The indentures governing the Senior Notes and Senior Subordinated Notes permit the Company and its Restricted Subsidiaries (which include all subsidiaries of the Company except Citizens Power and its subsidiaries) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, among other customary restrictive covenants, the indentures prohibit the Company and its Restricted Subsidiaries from creating or otherwise causing any encumbrance or restriction on the ability of any Restricted Subsidiary that is not a Guarantor to pay dividends or to make certain other upstream payments to the Company or any of its Restricted Subsidiaries. The Revolving Credit Facility and related Term Loan Facility also contain certain restrictions and limitations including but not limited to financial covenants that will require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. In addition, the Senior Credit Facilities prohibit the Company from allowing its Restricted Subsidiaries (which include all Guarantors) to create or otherwise cause any encumbrance or restriction on the ability of any such Restricted Subsidiary to pay any dividends or make certain other upstream payments subject to certain exceptions. The Company was in compliance with all of the restrictive covenants of its loan agreements as of September 30, 1998.

(5) Business Combinations

The acquisition by the Company was funded through borrowings by the Company pursuant to a $920.0 million senior secured term facility, the offerings of $400.0 million aggregate principal amount of Senior Notes and $500.0 million aggregate principal amount of Senior Subordinated Notes, an equity contribution to P&L Coal by Lehman Merchant Banking of $400.0 million, and an equity contribution of $80.0 million from other parties, including Lehman Brothers Inc. Such amounts were used to pay $2,065.0 million for the equity of the Company, repay debt, increase cash balances and pay transaction fees and expenses incurred with the acquisition. P&L Coal also entered into a $480.0 million senior revolving credit facility to provide for the Company's working capital requirements following the acquisition. The final purchase price is subject to adjustment to the extent that total assets less current liabilities and long-term debt as of March 31, 1998 differ from certain projected balances. This adjustment is not expected to be material to the purchase price and is still under review by the parties.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the cost to acquire the Company has been allocated to the assets acquired and liabilities assumed according to their respective estimated fair values. The preliminary estimated fair values were determined based on management's estimates.

The final purchase price allocation is dependent upon certain valuations that have not progressed to a stage where there is sufficient information to make a final allocation. With respect to several valuations, the Company is awaiting additional information that it has arranged to obtain in order to finalize its estimates. The Company intends to continue with its internal reviews regarding asset and liability valuations and also has arranged to obtain independent appraisals and surveys, as appropriate. In addition, the Company has requested actuarial valuations to support the final adjustments to its employee-related liabilities.

The purchase accounting adjustments presented below are preliminary, subject to finalization of the purchase price, final management review and fair value determination. Adjustments to the preliminary allocation would likely result in changes to amounts assigned to property, plant, equipment and mine development (including land and coal interests) and, accordingly, could impact depletion, depreciation and amortization charged to future periods. Although not expected to be material, the full impact of the final allocation is not known.

Below are the Company's historical balance sheet at May 19, 1998, the preliminary purchase accounting adjustments and the preliminary opening balance sheet. The historical balance sheet has been adjusted to include the effects of the financing transactions described above.

                                      Historical
                                     Adjusted for
                                      Effects of     Purchase
                                       Financing    Accounting     Preliminary
                                     May 19, 1998   Adjustments    May 19, 1998
                                    -------------  -------------  --------------
(In millions)
ASSETS
  Total current assets              $     2,243.6  $       (11.5) $     2,232.1
  Property, plant, equipment
   and mine development, net              3,668.2          897.9        4,566.1
  Investments and other assets              600.9           91.0          691.9
                                    -------------  -------------  --------------
     Total assets                   $     6,512.7  $       977.4  $     7,490.1
                                    =============  =============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Total current liabilities         $     1,801.2  $        20.0  $     1,821.2
  Long-term debt,
   less current maturities                2,287.8           34.9        2,322.7
  Deferred income taxes                     662.1          229.8          891.9
  Other noncurrent liabilities            1,849.2          125.1        1,974.3
                                    -------------  -------------  --------------
     Total liabilties                     6,600.3          409.8        7,010.1
  Total stockholders' equity                (87.6)         567.6          480.0
                                    -------------  -------------  --------------
     Total liabilities and
      stockholders' equity          $     6,512.7  $       977.4  $     7,490.1
                                    =============  =============  ==============

The preliminary opening balance sheet reflects the acquisition at a purchase price of $2,065.0 million. Preliminary purchase accounting adjustments resulted in a net increase in total assets of $977.4 million. Adjustments to the preliminary allocation during the current quarter were not material. Various assets and liabilities were adjusted to reflect their estimated fair value. The majority of the excess purchase price is reflected as adjustments to the fair value assigned to various land and coal interests, and the Company does not anticipate recording any goodwill as a result of the acquisition. The impact of the preliminary adjustments results in an additional deferred income tax liability of $229.8 million.

The preliminary purchase accounting adjustments include a $40.0 million liability for estimated costs associated with a restructuring plan resulting from the business combination. The estimate is comprised of costs associated with exiting certain activities and consolidating and restructuring certain management and administrative functions and includes costs resulting from a plan to involuntarily terminate or relocate employees. As of September 30, 1998, the Company has finalized its involuntary termination and employee relocation plan and continues to finalize the cost of exiting certain business activities. Costs associated with the exit and restructuring plans are being charged against the liability as incurred. The net cash outlays and non-cash costs charged against the liability through September 30, 1998 total approximately $16.8 million and $2.3 million, respectively. The Company expects the majority of the remaining charges to occur within the next six months. If the ultimate amount of cost expended is less than the amount recorded as a liability, the excess will reduce the cost of the acquisition. Any amount of cost exceeding the amount recorded as a liability will be recorded as an additional element of the cost of the acquisition if determined within the allocation period and, thereafter, will be included as a charge to earnings in the period in which the adjustment is determined.

The following unaudited pro forma results of operations for the quarter and periods ended September 30, 1998 and 1997 assume the acquisition had occurred at the beginning of each fiscal year. The pro forma results of the Company would be as follows (dollars in thousands):

                                               Period             Six Months
                                                Ended                Ended
                                             September 30,        September 30,
                                                 1998                 1997
                                             -------------        --------------
     Total revenues                          $   1,112,573        $   1,144,697
     Operating profit                               40,502              121,188
     Income (loss) before income taxes             (54,283)              22,986
     Net income (loss)                             (42,897)              15,834

Guarantor Information

In accordance with the indentures governing the Senior Notes and Senior Subordinated Notes, certain wholly owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the debt associated with the purchase on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to investors. The following condensed historical financial statement information is provided for such Guarantor/Non-guarantor Subsidiaries.

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                    For the Quarter Ended September 30, 1998
                                 (In thousands)

                                            Non-
               Parent      Guarantor      guarantor
               Company    Subsidiaries  Subsidiaries  Eliminations  Consolidated
            ------------  ------------  ------------  ------------  ------------
Total
 revenues    $        -    $   519,104   $    38,394   $        -    $  557,498
Costs and
 expenses:
 Operating
  costs and
  expenses            -        435,611        28,923            -       464,534
 Depreciation,
  depletion and
  amortization        -         44,290         7,493            -        51,783
 Selling and
  administrative
  expenses            -         16,392           398            -        16,790
 Interest
  expense         49,560         2,368           764            -        52,692
 Interest
  income          (1,193)       (5,443)          (90)           -        (6,726)
            ------------   -----------  ------------  ------------  ------------
Income
 (loss)
 before
 income
 taxes           (48,367)       25,886           906            -       (21,575)
Income tax
  provision
  (benefit)      (12,098)        3,962         1,233            -        (6,903)
            ------------   -----------  ------------  ------------  ------------
Net income
 (loss)      $   (36,269)  $    21,924   $      (327)  $        -    $  (14,672)
            ============   ===========  ============  ============  ============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                         Period Ended September 30, 1998
                                 (In thousands)

                                            Non-
               Parent      Guarantor      guarantor
               Company    Subsidiaries  Subsidiaries  Eliminations  Consolidated
            ------------  ------------  ------------  ------------  ------------
Total
 revenues    $        -    $   753,837   $    66,328   $        -    $  820,165
Costs and
 expenses:
 Operating
  costs and
  expenses            -        633,040        44,241            -       677,281
 Depreciation,
  depletion and
  amortization        -         66,339        11,135            -        77,474
 Selling and
  administrative
  expenses            -         25,105           643            -        25,748
 Interest
  expense         69,261         5,525         1,060            -        75,846
 Interest
  income          (1,836)       (5,817)         (100)           -        (7,753)
            ------------   -----------  ------------  ------------  ------------
Income
 (loss)
 before
 income
 taxes           (67,425)       29,645         9,349            -       (28,431)
Income tax
  provision
  (benefit)      (17,108)        4,950         3,686            -        (8,472)
            ------------   -----------  ------------  ------------  ------------
Net income
 (loss)      $   (50,317)  $    24,695   $     5,663   $        -    $  (19,959)
            ============   ===========  ============  ============  ============

                          P&L Coal Holdings Corporation
          Unaudited Supplemental Condensed Consolidated Balance Sheets
                               September 30, 1998
                                 (In thousands)

                                             Non-
                   Parent      Guarantor   guarantor
                  Company    Subsidiaries Subsidiaries Eliminations Consolidated
                 ----------- ------------ ------------ ------------ ------------
ASSETS
Current assets
  Cash and
   cash
   equivalents   $        -   $   261,809  $    64,441  $        -   $  326,250
  Accounts
   receivable            951      221,888      123,634           -      346,473
  Receivables
   from affiliates,
   net                    -            -            -            -           -
  Inventories             -       197,011       38,251           -      235,262
  Assets from
   trading and
   price risk
   management
   activities             -            -       825,241           -      825,241
  Other current
   assets                 -        13,415        9,088           -       22,503
                 ----------- ------------ ------------ ------------ ------------
    Total current
     assets             951       694,123    1,060,655           -    1,755,729

Property, plant,
 equipment and
 mine development
 at cost                  -     5,736,788      547,106           -    6,283,894
Less accumulated
 depreciation,
 depletion
 and amortization         -    (1,435,613)    (190,607)          -   (1,626,220)
                 ----------- ------------ ------------ ------------ ------------
                          -     4,301,175      356,499           -    4,657,674
Investments and
 other assets      2,462,074      304,274      104,026   (2,338,948)    531,426
                 ----------- ------------ ------------ ------------ ------------
    Total assets $ 2,463,025  $ 5,299,572  $ 1,521,180 $ (2,338,948)$ 6,944,829
                 =========== ============ ============ ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term
   borrowings
   and current
   maturities
   of long-term
   debt          $    10,000  $    21,635  $    42,241 $        -   $    73,876
  Payable to
   affiliates, net    82,463      (79,443)      (3,020)         -            -
  Income taxes
   payable             6,778        5,648        5,584          -        18,010
  Liabilities from
   trading and
   price risk
   management
   activities             -            -       473,322          -       473,322
  Accounts payable
   and accrued
   expenses          136,115      426,294      171,819          -       734,228
                 ----------- ------------ ------------ ------------ ------------
    Total current
     liabilities     235,356      374,134      689,946          -     1,299,436

  Long-term debt,
   less current
   maturities      1,781,359      181,285      341,778          -     2,304,422
  Deferred income
   taxes                  -       813,334       60,535          -       873,869
  Other noncurrent
   liabilities            -     2,006,375       14,417          -     2,020,792
                 ----------- ------------ ------------ ------------ ------------
    Total
     liabilities   2,016,715    3,375,128    1,106,676          -     6,498,519

Stockholders'
 equity              446,310    1,924,444      414,504   (2,338,948)    446,310
                 ----------- ------------ ------------ ------------ ------------
    Total
     liabilities
     and
     stockholders'
     equity       $2,463,025   $5,299,572   $1,521,180 $ (2,338,948)$ 6,944,829
                 =========== ============  =========== ============ ============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                         Period Ended September 30, 1998
                                 (In thousands)

                                             Non-
                   Parent      Guarantor   guarantor
                  Company    Subsidiaries Subsidiaries Eliminations Consolidated
                 ----------- ------------ ------------ ------------ ------------
Net cash provided
 by (used in)
 operating
 activities       $  (68,617)  $  271,259  $     2,941  $        -   $  205,583
                 ----------- ------------ ------------ ------------ ------------
 Additions to
  property, plant,
  equipment and
  mine
  development             -       (53,989)     (28,475)          -      (82,464)
 Acquisitions of
  P&L Coal
  Subsidiaries    (1,994,635)          -            -            -   (1,994,635)
 Proceeds from
  contract
  restructuring           -         3,881           -            -        3,881
 Proceeds from
  property and
  equipment
  disposals                -         5,002          168           -        5,170
                 ----------- ------------ ------------ ------------ ------------
Net cash used in
 investing
 activities       (1,994,635)     (45,106)     (28,307)          -   (2,068,048)
 Payments of
 long-term debt      (52,500)     (76,324)     (25,718)          -     (154,542)
 Proceeds from
  short-term
  borrowings and
  Long-term debt   1,817,390           -        46,108           -    1,863,498
 Net capital
  contribution       398,000           -        82,000           -      480,000
 Dividends paid
 Net change in
  due to/from
  affiliates         (22,489)      76,677      (54,100)          -           88
                 ----------- ------------ ------------ ------------ ------------
Net cash provided
 by financing
 activities        2,140,401          353       48,290           -    2,189,044
 Effect of exchange
  rate changes on
  cash and cash
  equivalents             -            -          (329)          -         (329)
                 ----------- ------------ ------------ ------------ ------------
Net increase in
 cash and cash
 equivalents          77,149      226,506       22,595           -      326,250
Cash and cash
 equivalents at
 beginning of
 period                   -            -            -            -           -
                 ----------- ------------ ------------ ------------ ------------
Cash and cash
 equivalents at
 end of period    $   77,149  $   226,506  $    22,595  $        -   $  326,250
                 ===========  ===========  ===========  ===========  ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The table presented below summarizes the results of operations and cash flows for the Company and the "Predecessor Company" (P&L Coal Group) for the periods presented. The discussion is based on a comparison of the results of P&L Coal for the quarter and period ended September 30, 1998 versus the P&L Coal Group results for the three and six-month periods ended September 30, 1997.

The results of operations and cash flows for the period ended September 30, 1998 may not be directly comparable to the other periods indicated as a result of the effects of restatement of assets and liabilities to their estimated fair market value in accordance with the application of purchase accounting pursuant to Accounting Principles Board Opinion No. 16.

                 Company                        Predecessor Company
       ----------------------------  -------------------------------------------
       Three Months                      For The     Three Months   Six Months
          Ended       Period Ended       Period         Ended          Ended
        September 30,  September 30,  April 1, 1998  September 30, September 30,
                                           to
            1998           1998       May 19, 1998       1997          1997
        ------------- -------------  -------------- ------------- --------------
Tons sold
(In millions)   44.3          64.8            22.7          42.1           83.5
       ============== =============  ============== ============= ==============
(In thousands)
Revenues:
  Sales   $  537,387    $  791,134      $  280,680    $  503,345    $ 1,022,910

  Other
   revenues   20,111        29,031          11,728        53,812        121,787
        ------------- -------------  -------------- ------------- --------------
   Total
    revenues 557,498       820,165         292,408       557,157      1,144,697
Operating costs
 and
 expenses    533,107       780,503         285,036       485,333      1,005,418
        ------------- -------------  -------------- ------------- --------------
  Operating
   profit $   24,391    $   39,662      $    7,372    $   71,824     $  139,279
        ============= =============  ============== ============= ==============
Net income
 (loss)   $  (14,672)   $  (19,959)     $      476    $   48,519     $   95,828
        ============= =============  ============== ============= ==============
Other Data:
EBITDA (1)$   76,174    $  117,136      $   33,590    $  126,478     $  245,165
        ============= =============  ============== ============= ==============
Cash provided
 by (used in):
Operating activities    $  205,583      $  (30,558)                  $   50,242
Investing activities    (2,068,048)        (19,248)                     (75,060)
Financing activities     2,189,044          23,636                       26,293
                        ==========      ==========                   ===========

(1) EBITDA is defined as income before deducting net interest expense, income taxes, depreciation, depletion and amortization and excludes any non-cash compensation expense related to management stock transactions. EBITDA has been reduced by costs associated with reclamation, retiree health care and workers' compensation. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. The amounts presented include EBITDA for Citizens Power of ($4.4 million), $1.6 million, ($1.3 million), ($1.2 million) and $1.3 million for the quarter ended September 30, 1998, the period ended September 30, 1998, the period from April 1 to May 19, 1998, the quarter ended September 30, 1997 and the six months ended September 30, 1997, respectively.

For purposes of the comparisons to prior year operating results, the results of operations and cash flows for the period ended September 30, 1998 reflect the results of P&L Coal from April 1 to September 30, 1998 (the Company acquired P&L Coal Group on May 19, 1998 and prior to such date had no separate operations) and the results of P&L Coal Group for April 1 to May 19, 1998.

Sales. For the second quarter ended September 30, 1998, the Company had sales of $537.4 million, an increase of $34.1 million, or 6.8%, compared to the second quarter ended September 30, 1997. For the period ended September 30, 1998, sales increased $48.9 million, or 4.8%, over the prior six-month period. The increase for both periods was primarily due to an increase in brokered tons, as a result of the Company's strategy to become more active in coal trading. Revenues from brokered tons increased $33.0 million on a quarterly basis, and $53.3 million for the period ended September 30, 1998. Sales related to domestic mining activities experienced significant improvements for both periods at Southern Appalachia and Southwest regions as a result of production efficiencies, but these improvements were offset by decreases in revenues relating to Australia caused by adverse weather conditions and weaker demand.

Other Revenues. Other revenues declined $33.7 million versus the second quarter ended September 30, 1997, primarily as a result of $18.9 in lower mining services revenues in Australia and a $9.6 million gain recognized in the prior year from a coal supply contract restructuring. Other revenues also declined $81.0 million for the six-month period, mainly due to $38.7 million in lower revenues from coal supply contract restructurings and $35.7 million in lower mining services revenues in Australia.

Operating Profit. Operating profit for the quarter ended September 30, 1998 was $24.4 million, compared with $71.8 million for the prior-year quarter. This decrease of $47.4 million was primarily due to the following: $14.2 million of actuarial gains in the prior year associated with certain employee-related liabilities that are non-recurring as a result of purchase accounting, a $9.6 million gain in the prior year from the restructuring of a coal supply contract, $5.9 million lower results from Australia due to declining mining services projects, unfavorable exchange rates and poor weather conditions, $3.8 million in lower power trading and price risk management activities by Citizens Power, and $3.5 million of additional depletion and amortization associated with purchase accounting adjustments to write-up the Company's net assets to fair value and higher operating expenses.

Operating profit declined $92.2 million to $47.0 million for the six-month period, primarily due to a $38.7 million gain in the prior year from a coal supply contract restructuring, $27.3 million of prior year actuarial gains, a decline in operating profit from Australia of $12.2 million due to declining mining services projects, unfavorable exchange rates and poor weather conditions, $5.3 million of additional depletion and amortization associated with purchase accounting and $2.9 million in lower profit from energy contract restructuring transactions.

Interest Expense. Interest expense increased $43.7 million to $52.7 million for the quarter ended September 30, 1998, and increased $61.9 million compared to the six months ended September 30, 1997. This increase is the result of the borrowings necessary to fund the acquisition of the P&L Coal Group on May 19, 1998.

Income Taxes. The Company's effective tax rate for the quarter and period ended September 30, 1998 was 32.0% and 17.5%, respectively. The effective tax rate is primarily impacted by two factors - the percentage depletion tax deduction utilized by the Company and its U.S. subsidiaries that creates an alternative minimum tax (AMT) situation, and the level of contribution by the Australian business to the consolidated results of operations, which is taxed at a higher rate than the U.S. Based upon these factors, the Company anticipates that adjustments to the effective tax rate will be necessary on a quarterly basis.

Liquidity and Capital Resources

Net cash provided by operating activities was $175.0 million, which is comprised mainly of a royalty prepayment (see discussion below) and a non-cash addition for depreciation, depletion and amortization, partially offset by working capital changes.

Net cash used in investing activities was $2,087.3 million, primarily consisting of $103.1 million of capital expenditures and $2,065.0 for the acquisition of P&L Coal Group. The Company had $82.6 million of committed capital expenditures (primarily related to coal reserves and mining machinery) at September 30, 1998. It is anticipated these capital expenditures will be funded through available cash and credit facilities.

Net cash provided by financing activities was $2,212.7 million, reflecting a $480.0 million equity contribution and $1,817.4 million in borrowings to fund the acquisition. The Company also repaid $174.0 of long-term debt during the period, including $50.0 million in prepayments and $2.5 million in scheduled payments on acquisition debt.

On September 30, 1998, the Company received $135.9 million as prepayment of non-recoupable advance royalty payments related to certain leased coal reserves in New Mexico pursuant to a prepayment agreement signed on the same date. The Company also received an interest in a coal reserve lease and other related mining and contracts rights with an estimated fair value of $27.5 million. No gain or loss was recognized from the transaction since the net present value of the future royalties was previously recognized as an asset.

The Company has five qualified single employer defined benefit pension plans, which the Pension Benefit Guaranty Corporation ("PBGC") calculated as being underfunded using PBGC methodology. As a result, the Company has entered into an agreement with the PBGC to alleviate the underfunding of the Company's pension plans, pursuant to which the Company has agreed to: (i) accelerate minimum funding payments of $9.6 million that the Company would otherwise have been required to make during fiscal 1999, (ii) make certain contributions in excess of such minimum funding and (iii) provide a letter of credit to support a fraction of the pension plans' unfunded liabilities. The fair market value of the plans' assets was $468.7 million at March 31, 1998, the date of the last actuarial valuation determination. The pension funding assumptions included a 9.0% return on plan assets. Future funding and pension expense could be adversely impacted by changes in the rate of return on plan assets from those assumed in the actuarial valuation determination.

As of September 30, 1998, the Company had total indebtedness of $2,378.3 million, consisting of the following:

        (In millions)
        8.875% Senior Notes due 2008 ("Senior Notes")                 $   398.8
        9.625% Senior Subordinated Notes due 2008 ("Senior
         Subordinated Notes")                                             498.6
        Term loans under Senior Credit Facilities                         867.5
        5.000% Subordinated Note                                          205.4
        Non-Recourse Debt                                                 301.0
        Other                                                             107.0
                                                                      ----------
                                                                      $ 2,378.3
                                                                      ==========

The Senior Credit Facilities include a Revolving Credit Facility that provides for aggregate borrowings of up to $150.0 million and letters of credit of up to $330.0 million. As of September 30, 1998, the Company had no borrowings outstanding under the Revolving Credit Facility. Interest rates on the revolving loans under the Revolving Credit Facility are based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facilities) at the Company's option. On October 1, 1998, the Company entered into two interest rate swaps to fix the interest cost on $500 million of long-term debt outstanding under the Term Loan Facility. The Company will pay a fixed rate of approximately 7.0% on $300 million of such long-term debt for a period of three years, and on $200 million of such long-term debt for two years. The Revolving Credit Facility commitment matures in fiscal year 2005.

The Company made an optional prepayment of $50 million on the Senior Credit Facilities in July 1998, which it applied against Term Loan B mandatory payments in order of maturity, and a mandatory payment of $2.5 million on Term Loan A in September 1998. The following table sets forth the amortization schedule for the Senior Credit Facilities after giving effect to the payments:

     (In millions)
     Amortization             Term Loan A            Term Loan B
     ------------            -------------          -------------
     Fiscal Year:
         1999                   $     5.00             $    -
         2000                        13.75                  -
         2001                        18.75                  -
         2002                        42.50                  -
         2003                        68.75                  -
         2004                        93.75                  -
         2005                        25.00                 64.00
         2006                         -                   408.25
         2007                         -                   127.75
                                ----------            ----------
                                 $  267.50             $  600.00
                                ==========            ==========

The indentures governing the Senior Notes and Senior Subordinated Notes permit the Company and its Restricted Subsidiaries (which include all subsidiaries of the Company except Citizens Power and its subsidiaries) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, among other customary restrictive covenants, the indentures prohibit the Company and its Restricted Subsidiaries from creating or otherwise causing any encumbrance or restriction on the ability of any Restricted Subsidiary that is not a Guarantor to pay dividends or to make certain other upstream payments to the Company or any of its Restricted Subsidiaries. The Revolving Credit Facility and related Term Loan Facility also contain certain restrictions and limitations including but not limited to financial covenants that will require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. In addition, the Senior Credit Facilities prohibit the Company from allowing its Restricted Subsidiaries (which include all Guarantors) to create or otherwise cause any encumbrance or restriction on the ability of any such Restricted Subsidiary to pay any dividends or make certain other upstream payments subject to certain exceptions. The Company was in compliance with all of the restrictive covenants of its loan agreements as of September 30, 1998.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is evaluating the requirements of this Statement and has not yet determined the impact of adoption on the financial statements.

Impact of Year 2000 Issue. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the Year 2000. This could cause a system failure or miscalculations resulting in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company has undertaken a company-wide Year 2000 compliance project, staffed with a diverse team of personnel representing all levels of the organization. The Company also retained an outside consulting firm to assist in the assessment and assist in ensuring the proper project structure to address the Year 2000 issue. With respect to information technology ("IT") systems, the assessment is complete. The Company is now in the remediation phase of the project whereby it is updating or replacing existing applications. The testing and implementation phases of the project will occur in calendar 1998 and 1999.

Additionally, the Company is also conducting an assessment of its non-IT technology which consists primarily of embedded technology at the Company's mining facilities (e.g., security systems, mine monitoring systems, plant operating systems, coal loading and scale facilities, equipment, etc.). The Company has also established another task force to address the Year 2000 embedded technology concerns for those applications outside the main frame systems. The Company is in the assessment phase and plans to have site readiness action plans for remediation and testing completed by June 1999.

Finally, the Company is conducting an assessment of Year 2000 exposures related to the Company's suppliers. The Company has identified its key suppliers and has sent out a request for information on their Year 2000 compliance status. The Company has dedicated resources to monitor these parties' progress as they address the Year 2000 issue. Additional requests will be sent, responses will be tracked and contingency plans will be developed as required to address potential failures of these parties to be prepared for the Year 2000.

The total cost of the project associated with the Year 2000 issue is estimated at approximately $6.5 million (21% of the IT budget for fiscal year 1999), which includes $1.4 million for the purchase of new software and hardware that will be capitalized and $5.1 million that will be expensed as incurred. To date, the Company has incurred approximately $1.3 million primarily for assessment of the Year 2000 issue and development of a modification plan. The Company believes that the total costs associated with modifying its current systems will not have a material adverse effect on its results of operations or financial position.

Software modifications are estimated to be 52% complete and the goal of management is to have all systems and equipment Year 2000 ready by October 1999. The Company believes that with modifications to existing software and conversion to new software, the Year 2000 issue will not present significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the appropriate modifications to deal with the Year 2000 Issue are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved. The Company currently does not have a Year 2000 contingency plan; however, the Company intends to develop one in 1999.

Forward Looking Statements. This quarterly report and certain press releases and statements the Company makes from time to time include statements of the Company's and management's expectations, intentions, plans and beliefs that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. Forward looking statements involve risks and uncertainties, and a variety of factors could cause actual results to differ materially from the Company's current expectations, including but not limited to: market conditions and fluctuations in the demand for coal as an energy source, weather conditions, the continued availability of long-term coal supply contracts, railroad performance, foreign currency translation, changes in the government regulation of the mining industry, risks inherent to mining, changes in the Company's leverage position, the ability to successfully implement operating strategies, the impact of Year 2000 compliance by the Company or those entities with which the Company does business and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to such forward looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of anticipated events.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits
         See the Exhibit Index at page 18 of this report.

   (b)   Reports on Form 8-K.
         None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      P&L COAL HOLDINGS CORPORATION

Date: November 12, 1998               By:/s/George J. Holway
                                      ------------------------------------------
                                               George J. Holway
                                      Vice President and Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


  Exhibit
    No.   Description of Exhibit
  ------- ----------------------

     3.1 Amended and Restated Certificate of Incorporation of P&L Coal Holdings Corporation (Incorporated by reference to Exhibit 3.1 of the Company's Form S-4 Registration Statement No. 333-59073).

     3.2  By-Laws of P&L Coal Holdings Corporation (Incorporated by reference to
          Exhibit 3.2 of the Company's Form S-4 Registration Statement No. 333-59073).

     10.9 Royalty Prepayment Agreement by and among Peabody Natural Resources Company, Gallo Finance Company and Chaco Energy Company, dated September 30, 1998.

     27   Financial Data Schedule (filed electronically with the SEC only).