Form 10-Q
period 1998-12-31
P&L COAL HOLDINGS CORP
filed 1999-02-12
CIK 1064728

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1998
                                ------------------------------------------------
                                       or

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

 X Yes             No
 -----           ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          P&L COAL HOLDINGS CORPORATION
            UNAUDITED STATEMENT OF CONDENSED CONSOLIDATED OPERATIONS
               FOR THE QUARTER AND PERIOD ENDED DECEMBER 31, 1998
                                 (In thousands)
                                                  Quarter          Period
                                                   Ended            Ended
                                                Dec. 31, 1998    Dec. 31, 1998*
                                               ---------------  ---------------
REVENUES

     Sales                                     $     546,620    $   1,327,497

     Other revenues                                   35,984           75,272
                                               ---------------  ---------------
          Total revenues                             582,604        1,402,769

OPERATING COSTS AND EXPENSES

     Operating costs and expenses                    460,042        1,137,323

     Depreciation, depletion and amortization         53,124          130,598

     Selling and administrative expenses              18,353           44,101
                                               ---------------  ---------------
OPERATING PROFIT                                      51,085           90,747

     Interest expense                                (47,369)        (123,215)

     Interest income                                   4,686           12,439
                                               ---------------  ---------------
INCOME (LOSS) BEFORE INCOME TAXES                      8,402          (20,029)

     Income tax provision (benefit)                    3,284           (5,188)
                                               ---------------  ---------------
NET INCOME (LOSS)                              $       5,118    $     (14,841)
                                               ===============  ===============

* Includes results of operations for the nine-month period ended December 31, 1998; however, P&L Coal Holdings Corporation had no activity from April 1 to May 19, 1998.

                          P&L COAL HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                        (Unaudited)
                                                                                        December 31,    March 31
                                                                                            1998          1998
                                                                                        ------------  ------------
                                                                                       (in thousands) (in dollars)
ASSETS
Current assets
     Cash and cash equivalents                                                          $   267,106   $         1
     Accounts receivable, less allowance for doubtful accounts of
        $93 and $0, respectively                                                            435,641             -
     Materials and supplies                                                                  63,466             -
     Coal inventory                                                                         176,418             -
     Assets from power trading activities                                                   770,793             -
     Other current assets                                                                    21,632             -
                                                                                        ------------  ------------
          Total current assets                                                            1,735,056             1
Property, plant, equipment and mine development, net of accumulated
   depreciation, depletion and amortization of $1,675,693 and $0, respectively            4,599,708             -
Investments and other assets                                                                530,885             -
                                                                                        ------------  ------------
          Total assets                                                                  $ 6,865,649   $         1
                                                                                        ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Short-term borrowings and current maturities of long-term debt                     $    58,274   $         -
     Income taxes payable                                                                    21,930             -
     Deferred income taxes                                                                    3,153             -
     Liabilities from power trading activities                                              433,631             -
     Accounts payable and accrued expenses                                                  736,875             -
                                                                                        ------------  ------------
          Total current liabilities                                                       1,253,863             -

     Long-term debt, less current maturities                                              2,305,614             -
     Deferred income taxes                                                                  866,965             -
     Accrued reclamation and other environmental liabilities                                463,352             -
     Workers' compensation obligations                                                      222,063             -
     Accrued postretirement benefit costs                                                 1,002,248             -
     Obligation to industry fund                                                             61,709             -
     Other noncurrent liabilities                                                           226,087             -
                                                                                        ------------  ------------
          Total liabilities                                                               6,401,901             -

Stockholders' equity:

     Preferred Stock - $.01 per share par value;  December 31, 1998 - 10,000,000 shares authorized,  5,000,000 shares issued and outstanding; March 31,
          1998 - no shares authorized, issued or outstanding                                     50             -

     Common Stock - Class A, $.01 per share par value; December 31, 1998 - 30,000,000 shares authorized, 16,000,000 shares issued and outstanding; March 31, 1998
          - 1,000 shares authorized, 1 share issued and outstanding                             160             1

     Common Stock - Class B, $.01 per share par value; December 31, 1998 - 3,000,000 shares authorized, 554,125 shares issued and outstanding; March 31, 1998 -
          no shares authorized, issued or outstanding                                             5             -

     Additional paid-in capital                                                             483,709             -
     Accumulated other comprehensive loss                                                    (5,335)            -
     Accumulated deficit                                                                    (14,841)            -
                                                                                        ------------  ------------
               Total stockholders' equity                                                   463,748             1
                                                                                        ------------  ------------
               Total liabilities and stockholders' equity                               $ 6,865,649   $         1
                                                                                        ============  ============

                          P&L COAL HOLDINGS CORPORATION
            UNAUDITED STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS
                     FOR THE PERIOD ENDED DECEMBER 31, 1998
                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                $   (14,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation, depletion and amortization                                                130,598
    Deferred income taxes                                                                   (23,066)
    Amortization of debt discount and debt issuance costs                                    12,273
    Net gain on contract restructuring                                                       (5,300)
    Stock compensation                                                                        3,924
    Changes in current assets and liabilities, excluding effects of acquisitions:
      Accounts receivable                                                                    21,091
      Materials and supplies                                                                  1,079
      Coal inventory                                                                         20,034
      Other current assets                                                                    5,167
      Accounts payable and accrued expenses                                                 (84,729)
      Income taxes payable                                                                   19,152
    Net assets from power trading activities                                                 (2,079)
    Accrued reclamation and related liabilities                                                 760
    Workers' compensation obligations                                                           324
    Accrued postretirement benefit costs                                                      8,912
    Obligation to industry fund                                                              (1,957)
    Royalty prepayment                                                                      135,903
    Other, net                                                                               (8,394)
                                                                                        ------------
      Net cash provided by operating activities                                             218,851
                                                                                        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development                               (133,514)
Acquisition of P&L Coal subsidiaries, net of $70,359 cash acquired                       (1,994,635)
Proceeds from contract restructuring                                                          3,889
Proceeds from property and equipment disposals                                                8,392
                                                                                        ------------
      Net cash used in investing activities                                              (2,115,868)
                                                                                        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt                                                                 (197,909)
Proceeds from short-term borrowings and long-term debt                                    1,883,169
Net capital contribution                                                                    480,000
Other                                                                                          (940)
                                                                                        ------------
      Net cash provided by financing activities                                           2,164,320

Effect of exchange rate changes on cash and cash equivalents                                   (197)
                                                                                        ------------
Net increase in cash and cash equivalents                                                   267,106

Cash and cash equivalents at beginning of period                                                  -
                                                                                        ------------
Cash and cash equivalents at end of period                                              $   267,106
                                                                                        ============

                          P&L COAL HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated operations and balance sheets of P&L Coal Holdings Corporation (the "Company"), also known as Peabody Group. These financial statements include the subsidiaries of Peabody Holding Company, Inc. ("Peabody Holding Company"), Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch"), Citizens Power LLC ("Citizens Power") and Peabody Resources Holdings Pty Ltd. ("Peabody Resources"), an Australian company (collectively, the "Predecessor Company" or "P&L Coal Group"). Through May 19, 1998, the Predecessor Company was a wholly owned indirect subsidiary of The Energy Group, PLC ("The Energy Group"). Effective May 20, 1998, the Predecessor Company was acquired by the Company, which at the time was wholly owned by Lehman Merchant Banking Partners II and its affiliates ("Lehman Merchant Banking"), an investment fund affiliated with Lehman Brothers Inc. The transaction was part of the sale of The Energy Group to Texas Utilities Company. P&L Coal Holdings Corporation, a holding company with no direct operations and nominal assets other than its investment in its subsidiaries, was formed by Lehman Merchant Banking on February 27, 1998 for the purpose of acquiring the Predecessor Company and had no significant activity until the acquisition.

The accompanying condensed consolidated financial statements at December 31, 1998 and for the quarter and period ended December 31, 1998, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Prior to the acquisition, the Predecessor Company represented the combined operations of the same subsidiaries currently owned by the Company. The financial statements should be read in connection with P&L Coal Group's audited financial statements as of March 31, 1998.

(2) Comprehensive Income

Effective with the quarter ended June 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that noncash changes in stockholders' equity be combined with net income and reported in a new financial statement category entitled "comprehensive income." Adoption of SFAS No. 130 had no impact on the results of the Company's operations. The following table sets forth the components of comprehensive income (loss) for the quarter and period ended December 31, 1998 (in thousands):

                                                 Quarter ended    Period ended
                                                  December 31,    December 31,
                                                     1998            1998
                                                   ---------       ---------

 Net income (loss)                                 $  5,118        $(14,841)
 Foreign currency translation adjustment              8,396          (5,335)
                                                   ---------       ---------
 Comprehensive income (loss)                       $ 13,514        $(20,176)
                                                   =========       =========

(3) Commitments and Contingencies

Legal Proceedings

Eastern Enterprises

On November 1, 1993, Eastern Enterprises filed suit in the U.S. District Court for the District of Massachusetts against the Social Security Administration and the Combined Fund claiming that the Coal Act, as applied to Eastern Enterprises, violated the due process and taking clauses of the Fifth Amendment. In 1994, Eastern Enterprises filed a third party complaint against Peabody Holding Company, Eastern Associated and Eastern Associated's parent company, Coal Properties Corp., seeking indemnification or contribution with respect to any liability that Eastern Enterprises may have under the Coal Act. Eastern Enterprises claimed that the amount of its Coal Act liabilities was approximately $100 million.

The District Court held in 1996 that the Coal Act was constitutional. Eastern Enterprises filed an appeal with the First Circuit Court of Appeals, which affirmed the district court's decision. The U.S. Supreme Court accepted Eastern Enterprises' petition for certiorari on the constitutional claims. In a plurality decision issued on June 26, 1998, the Supreme Court found that the Coal Act as applied to Eastern Enterprises violated the takings clause of the Fifth Amendment. The UMWA beneficiaries that were assigned to Eastern Enterprises will continue to receive retiree health care benefits from the Combined Fund.

Peabody Holding Company has had discussions with Eastern Enterprises regarding the third-party complaint. Eastern Enterprises has advised Peabody Holding Company that it is unwilling to dismiss the third-party complaint and intends to seek reimbursement for its attorneys fees and prejudgment interest which could amount to approximately $5 million. The Company continues to believe that the matter will be resolved without a material adverse effect on its financial condition or results of operation.

Public Service Company of Colorado

In August 1996, Seneca Coal Company ("Seneca") filed a demand for arbitration in accordance with the terms of an Amended Revised Coal Supply Agreement dated December 1, 1971 (the "1971 Agreement") between Seneca and three electric utilities, Public Service Company of Colorado, Salt River Project Agricultural Improvement District and PacifiCorp (the "Hayden Participants"). The Hayden Participants own the Hayden Electric Generating Station at Hayden, Colorado. The arbitration demand requested the entry of an award for Seneca and against the Hayden Participants for amounts attributable to final reclamation, mine decommissioning and environmental monitoring of the Seneca mine and life insurance and post-retirement health care costs ("post-mine closure costs").

In September 1996, the Hayden Participants filed a complaint for declaratory judgment in the District Court for the City and County of Denver seeking a judicial declaration that they were not responsible for post-mine closure costs as a matter of law. The Hayden Participants also requested declaratory and other relief with respect to other claims against Seneca.

The arbitration provision in the 1971 Agreement limits the jurisdiction of the arbitrators to resolution of disputed issues of fact but the arbitrators are to determine the arbitrability of any dispute in the first instance. Accordingly, Seneca filed a motion to stay the judicial proceedings with respect to the issue of responsibility under the 1971 Agreement for post-mine closure costs pending the outcome of the arbitration. The District Court granted the motion in January 1997.

The arbitration hearing is scheduled to take place in March of 1999. A decision from the arbitrators is expected later in 1999. The District Court's application of legal principles to the facts as found by the arbitrators would take place thereafter. The Company continues to believe that the dispute will be resolved without a material adverse effect on its financial condition or results of operation.

Macquarie Generation

In September 1997, Peabody Resources filed a lawsuit against Macquarie Generation in the Supreme Court of New South Wales, Commercial Division, seeking damages for certain coal deliveries which were not paid by Macquarie Generation and for a declaratory judgment regarding the assignment to Macquarie Generation of two long-term CSAs for the Ravensworth and Narama mines. The contracts expire in 2001 and 2012, respectively. Macquarie Generation later agreed that the two contracts were properly assigned to it. Macquarie Generation subsequently filed a cross-claim against Peabody Resources alleging that Peabody Resources breached the labor escalation provisions in the CSAs, committed misrepresentations regarding the labor costs and violated the Australian trade practices and fair trading laws in relation to the Narama contract. Macquarie Generation sought to terminate or rescind the Narama CSA and has sought damages from Peabody Resources for alleged breaches of both contracts. Even though the Company continued to deliver coal, Macquarie Generation unilaterally reduced the price that it is paying for coal deliveries under the Narama contract. A trial regarding these issues began on September 7, 1998 and concluded on September 25, 1998. On September 22, 1998, Macquarie Generation withdrew its breach of contract claims.

The Supreme Court of New South Wales issued a decision on November 19, 1998 rejecting Macquarie Generation's claims to terminate the coal supply agreement for the Narama mine. The Court also rejected Macquarie Generation's claim for damages. The Court ordered Macquarie Generation to pay Peabody Resources the portion of the price that it had unilaterally withheld with interest. Macquarie Generation has made that payment to Peabody Resources and is paying Peabody Resources for deliveries of coal at the contract prices. Macquarie Generation has filed an appeal of the decision. The Company continues to believe that the matter will be resolved without a material adverse effect on its financial condition or results of operation.

Environmental Claims

Environmental claims have been asserted against a subsidiary of the Company at 18 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

The  Company's  policy is to  accrue  environmental  cleanup-related  costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its Consolidated Balance Sheets. The liabilities for environmental cleanup-related costs recorded in the Consolidated Balance Sheet at December 31, 1998 were $67.1 million. This amount represents those costs that the Company believes are probable and reasonably estimable. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Other

In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

(4) Indebtedness

As of December 31, 1998, the Company had total indebtedness of $2,363.9 million, consisting of the following:

        (In millions)

        8.875% Senior Notes due 2008 ("Senior Notes")                $   398.8
        9.625% Senior Subordinated Notes due 2008 ("Senior
                 Subordinated Notes")                                    498.6
        Term loans under Senior Credit Facilities                        840.0
        5.000% Subordinated Note                                         208.0
        Non-Recourse Debt                                                297.7
        Other                                                            120.8
                                                                     ---------
                                                                     $ 2,363.9
                                                                     =========

The Senior Credit Facilities include a Revolving Credit Facility that provides for aggregate borrowings of up to $150.0 million and letters of credit of up to $330.0 million. As of December 31, 1998, the Company had no borrowings outstanding under the Revolving Credit Facility. Interest rates on the revolving loans under the Revolving Credit Facility are based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facilities) at the Company's option. On October 1, 1998, the Company entered into two interest rate swaps to fix the interest cost on $500 million of long-term debt outstanding under the Term Loan Facility. The Company will pay a fixed rate of approximately 7.0% on $300 million of such long-term debt for a period of three years, and on $200 million of such long-term debt for two years. The Revolving Credit Facility commitment matures in fiscal year 2005.

The Company made an optional prepayment of $25 million on the Senior Credit Facilities in December 1998, which it applied against Term Loan A mandatory payments in order of maturity, and a mandatory payment of $2.5 million on Term Loan A. The Company also made a $50.0 million optional prepayment on the Senior Credit Facilities in August 1998, which it applied against Term Loan B mandatory payments in order of maturity. The following table sets forth the amortization schedule for the Senior Credit Facilities after giving effect to the payments:

  (In millions)

    Amortization                      Term Loan A                Term Loan B
    ------------                     ------------               ------------
    Fiscal Year:
        1999                         $    -                       $    -
        2000                              -                            -
        2001                             10.00                         -
        2002                             42.50                         -
        2003                             68.75                         -
        2004                             93.75                         -
        2005                             25.00                        64.00
        2006                              -                          408.25
        2007                              -                          127.75
                                     ---------                    ---------
                                     $  240.00                    $  600.00
                                     =========                    =========

The indentures governing the Senior Notes and Senior Subordinated Notes permit the Company and its Restricted Subsidiaries (which include all subsidiaries of the Company except Citizens Power and its subsidiaries) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, among other customary restrictive covenants, the indentures prohibit the Company and its Restricted Subsidiaries from creating or otherwise causing any encumbrance or restriction on the ability of any Restricted Subsidiary that is not a Guarantor to pay dividends or to make certain other upstream payments to the Company or any of its Restricted Subsidiaries (subject to certain exceptions). The Revolving Credit Facility and related Term Loan Facility also contain certain restrictions and limitations including but not limited to financial covenants that will require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. In addition, the Senior Credit Facilities prohibit the Company from allowing its Restricted Subsidiaries (which include all Guarantors) to create or otherwise cause any encumbrance or restriction on the ability of any such Restricted Subsidiary to pay any dividends or make certain other upstream payments subject to certain exceptions. The Company was in compliance with all of the restrictive covenants of its loan agreements as of December 31, 1998.

(5) Business Combinations

The acquisition by the Company was funded through borrowings by the Company pursuant to a $920.0 million senior secured term facility, the offerings of $400.0 million aggregate principal amount of Senior Notes and $500.0 million aggregate principal amount of Senior Subordinated Notes, an equity contribution to the Company by Lehman Merchant Banking of $400.0 million, and an equity contribution of $80.0 million from other parties, including Lehman Brothers Inc. Such amounts were used to pay $2,065.0 million for the equity of the Company, repay debt, increase cash balances and pay transaction fees and expenses incurred with the acquisition. The Company also entered into a $480.0 million senior revolving credit facility to provide for the Company's working capital requirements following the acquisition. The final purchase price is subject to adjustment to the extent that total assets less current liabilities and long-term debt as of March 31, 1998 differ from certain projected balances. This adjustment is not expected to be material to the purchase price and is still under review by the parties.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the cost to acquire the Company has been allocated to the assets acquired and liabilities assumed according to their respective estimated fair values. The preliminary estimated fair values were determined based on management's estimates.

The final purchase price allocation is dependent upon certain valuations that have not progressed to a stage where there is sufficient information to make a final allocation. With respect to several valuations, the Company is awaiting additional information that it has arranged to obtain in order to finalize its estimates. The Company intends to continue with its internal reviews regarding asset and liability valuations and also has arranged to obtain independent appraisals, as appropriate. In addition, the Company has requested actuarial valuations to support the final adjustments to its employee-related liabilities.

The purchase accounting adjustments presented below are preliminary, subject to finalization of the purchase price, final management review and fair value determination. The Company expects to reflect its final purchase price allocation in its March 31, 1999 financial statements. Adjustments to the preliminary allocation would likely result in changes to amounts assigned to property, plant, equipment and mine development (including land and coal interests) and, accordingly, could impact depletion, depreciation and amortization charged to future periods. Although not expected to be material, the full impact of the final allocation is not known.

Below are the Company's historical balance sheet at May 19, 1998, the preliminary purchase accounting adjustments and the preliminary opening balance sheet. The historical balance sheet has been adjusted to include the effects of the financing transactions described above.

                                                                    Historical
                                                                   Adjusted for
                                                                    Effects of       Purchase
                                                                     Financing      Accounting       Preliminary
                                                                   May 19, 1998     Adjustments      May 19, 1998
                                                                  --------------   --------------   --------------
(In millions)
ASSETS
    Total current assets                                          $    2,447.3     $      (11.5)    $    2,435.8
    Property, plant, equipment and mine development, net               3,642.6            897.9          4,540.5
    Investments and other assets                                         626.5             91.0            717.5
                                                                  --------------   --------------   --------------
        Total assets                                              $    6,716.4     $      977.4     $    7,693.8
                                                                  ==============   ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Total current liabilities                                     $    1,931.9     $       20.0     $    1,951.9
    Long-term debt, less current maturities                            2,360.8             34.9          2,395.7
    Deferred income taxes                                                662.1            229.8            891.9
    Other noncurrent liabilities                                       1,849.2            125.1          1,974.3
                                                                  --------------   --------------   --------------
        Total liabilities                                              6,804.0           409.8          7,213.8

    Total stockholders' equity                                           (87.6)           567.6            480.0
                                                                  --------------   --------------   --------------
        Total liabilities and stockholders' equity                $    6,716.4     $      977.4     $    7,693.8
                                                                  ==============   ==============   ==============

Preliminary purchase accounting adjustments resulted in a net increase in total assets of $977.4 million. Adjustments to the preliminary allocation during the current quarter were not material. Various assets and liabilities were adjusted to reflect their estimated fair value. The majority of the excess purchase price is reflected as adjustments to the fair value assigned to various land and coal interests, and the Company does not anticipate recording any additional goodwill as a result of the acquisition. The impact of the preliminary adjustments results in an additional deferred income tax liability of $229.8 million.

The preliminary purchase accounting adjustments include a $40.0 million liability for estimated costs associated with a restructuring plan resulting from the business combination. The estimate is comprised of costs associated with exiting certain activities and consolidating and restructuring certain management and administrative functions and includes costs resulting from a plan to involuntarily terminate or relocate employees. As of December 31, 1998, the Company has finalized its involuntary termination and employee relocation plan and continues to finalize the cost of exiting certain business activities. Costs associated with the exit and restructuring plans are being charged against the liability as incurred. The net cash outlays and non-cash costs charged against the liability through December 31, 1998 total approximately $23.0 million and $3.6 million, respectively. The Company expects the majority of the charges to have been incurred by the end of the fiscal year. If the ultimate amount of cost expended is less than the amount recorded as a liability, the excess will reduce the cost of the acquisition. Any amount of cost exceeding the amount recorded as a liability will be recorded as an additional element of the cost of the acquisition if determined within the allocation period and, thereafter, will be included as a charge to earnings in the period in which the adjustment is determined.

The following unaudited pro forma results of operations for the quarter and periods ended December 31, 1998 and 1997 assume the acquisition had occurred at the beginning of each fiscal year. The pro forma results of the Company would be as follows (dollars in thousands):

                                       Nine Months           Nine Months
                                          Ended                Ended
                                     December 31, 1998     December 31, 1997
                                     -----------------     -----------------
Total revenues                       $     1,695,177       $     1,696,529
Operating profit                              91,587               166,768
Income (loss) before income taxes            (45,881)               20,251
Net loss                                     (37,779)                 (565)

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

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                     For the Quarter Ended December 31, 1998
                                 (In thousands)

                                                   Parent        Guarantor    Non-guarantor
                                                   Company     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                -------------- -------------- --------------- -------------- --------------
Total revenues                                  $          -   $    536,674   $       45,930  $          -   $    582,604
Costs and expenses:
     Operating costs and expenses                          -        431,694           28,348             -        460,042
     Depreciation, depletion and amortization              -         45,376            7,748             -         53,124
     Selling and administrative expenses                   -         19,319             (966)            -         18,353
     Interest expense                                 47,437           (586)             518             -         47,369
     Interest income                                    (639)        (3,431)            (616)            -         (4,686)
                                                -------------- -------------- --------------- -------------- --------------
Income (loss) before income taxes                    (46,798)        44,302           10,898             -          8,402
     Income tax provision (benefit)                   (8,673)         7,526            4,431             -          3,284
                                                -------------- -------------- --------------- -------------- --------------
Net income (loss)                               $    (38,125)  $     36,776   $        6,467  $          -   $      5,118
                                                ============== ============== =============== ============== ==============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                         Period Ended December 31, 1998
                                 (In thousands)

                                                   Parent        Guarantor    Non-guarantor
                                                   Company     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                -------------- -------------- --------------- -------------- --------------
Total revenues                                  $          -   $  1,290,511   $      112,258  $          -   $  1,402,769
Costs and expenses:
     Operating costs and expenses                          -      1,064,734           72,589             -      1,137,323
     Depreciation, depletion and amortization              -        111,715           18,883             -        130,598
     Selling and administrative expenses                   -         44,424            (323)             -         44,101
     Interest expense                                116,698          4,939            1,578             -        123,215
     Interest income                                  (2,475)        (9,248)            (716)            -        (12,439)
                                                -------------- -------------- --------------- -------------- --------------
Income (loss) before income taxes                   (114,223)        73,947           20,247             -        (20,029)
     Income tax provision (benefit)                  (25,781)        12,476            8,117             -         (5,188)
                                                -------------- -------------- --------------- -------------- --------------
Net income (loss)                               $    (88,442)  $     61,471   $     $ 12,130  $          -   $    (14,841)
                                                ============== ============== =============== ============== ==============

                          P&L Coal Holdings Corporation
          Unaudited Supplemental Condensed Consolidated Balance Sheets
                                December 31, 1998
                                 (In thousands)
                                                   Parent        Guarantor    Non-guarantor
                                                   Company     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                -------------- -------------- --------------- -------------- --------------
ASSETS
Current assets
    Cash and cash equivalents                   $           -  $    210,939   $       56,167  $          -   $    267,106
    Accounts receivable                                 1,590       234,284          199,767             -        435,641
    Receivables from affiliates, net                        -             -                -             -              -
    Inventories                                             -       198,083           41,801             -        239,884
    Assets from power trading activities                    -             -          770,793             -        770,793
    Other current assets                                    -        11,729            9,903             -         21,632
                                                -------------- -------------- --------------- -------------- --------------
Total current assets                                    1,590       655,035        1,078,431             -      1,735,056

Property, plant, equipment and mine
  development - at cost                                     -     5,675,209          600,192             -      6,275,401
Less accumulated depreciation, depletion
   and amortization                                         -    (1,463,890)        (211,803)            -     (1,675,693)
                                                -------------- -------------- --------------- -------------- --------------
                                                            -     4,211,319          388,389             -      4,599,708

Investments and other assets                        2,506,571       303,423          112,344    (2,391,453)       530,885
                                                -------------- -------------- --------------- -------------- --------------
         Total assets                           $   2,508,161  $  5,169,777   $    1,579,164  $ (2,391,453)  $  6,865,649
                                                ============== ============== =============== ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current
       maturities of long-term debt             $           -  $     21,484   $       36,790  $          -   $     58,274
    Payable to affiliates, net                        173,740      (174,209)             469             -              -
    Income taxes payable                                7,699         4,916            9,315             -         21,930
    Liabilities from power trading activities               -             -          433,631             -        433,631
    Accounts payable and accrued expenses             106,150       395,079          238,799             -        740,028
                                                -------------- -------------- --------------- -------------- --------------
         Total current liabilities                    287,589       247,270          719,004             -      1,253,863

    Long-term debt, less current maturities         1,756,824       191,161          357,629             -      2,305,614
    Deferred income taxes                                   -       811,485           55,480             -        866,965
    Other noncurrent liabilities                            -     1,957,323           18,136             -      1,975,459
                                                -------------- -------------- --------------- -------------- --------------
         Total liabilities                          2,044,413     3,207,239        1,150,249             -      6,401,901

Stockholders' equity                                  463,748     1,962,538          428,915    (2,391,453)       463,748
                                                -------------- -------------- --------------- -------------- --------------
         Total liabilities and stockholders'
            equity                              $   2,508,161  $  5,169,777   $    1,579,164   $(2,391,453)  $  6,865,649
                                                ============== ============== ================ ============= ==============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                         Period Ended December 31, 1998
                                 (In thousands)
                                                   Parent        Guarantor    Non-guarantor
                                                   Company     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                -------------- -------------- --------------- -------------- --------------
Net cash provided by (used in) operating
   Activities                                   $   (129,339)  $    338,737   $       9,453   $          -   $    218,851
                                                -------------- -------------- --------------- -------------- --------------
   Additions to property, plant, equipment and
      mine development                                     -        (80,369)        (53,145)             -       (133,514)
   Acquisitions of P&L Coal Subsidiaries          (1,994,635)             -               -              -     (1,994,635)
   Proceeds from contract restructuring                    -          3,889               -              -          3,889
   Proceeds from property and equipment
      disposals                                            -          7,783             609              -          8,392
                                                -------------- -------------- --------------- -------------- --------------
Net cash used in investing activities             (1,994,635)       (68,697)        (52,536)             -     (2,115,868)

   Payments of long-term debt                       (158,583)        (1,154)        (38,172)             -       (197,909)
   Proceeds from short-term borrowings and
      long-term debt                               1,817,390              -          65,779              -       1,883,169
   Net capital contribution                          398,000              -          82,000              -         480,000
   Net change in due to/from affiliates               67,167        (57,947)        (10,160)             -            (940)
                                                -------------- -------------- --------------- -------------- --------------
Net cash provided by (used in) financing
   activities                                      2,123,974        (59,101)         99,447              -       2,164,320

   Effect of exchange rate changes on cash and
      cash equivalents                                     -              -            (197)             -            (197)
                                                -------------- -------------- --------------- -------------- --------------
Net increase in cash and cash equivalents                  -        210,939          56,167              -         267,106
Cash and cash equivalents at beginning of
   period                                                  -              -               -              -               -
                                                -------------- -------------- --------------- -------------- --------------
Cash and cash equivalents at end of period      $          -   $    210,939   $      56,167   $          -   $     267,106
                                                ============== ============== =============== ============== ==============

(6) Subsequent Event

In February 1999, the Company signed definitive agreements to acquire an additional 38.3% interest in Black Beauty Coal Company (Black Beauty), raising its ownership interest to 81.7%. Black Beauty, which has eight mines in Indiana and three mines in southern Illinois, had revenues of $350 million and $315 million in 1998 and 1997, respectively.

The transaction is subject to certain contingencies, including approval by both the Company's and Black Beauty's lenders. Management expects the closing to take place prior to the end of the Company's fiscal year.

The Company previously accounted for its investment in Black Beauty on the equity method. Black Beauty will be included in the Company's consolidated results of operations as of the effective date of the acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The table presented below summarizes the results of operations and cash flows for the Company and the Predecessor Company (P&L Coal Group) for the periods presented. The discussion is based on a comparison of the results of the Company for the quarter and period ended December 31, 1998 versus the Predecessor Company results for the three and nine-month periods ended December 31, 1997.

The results of operations and cash flows for the period ended December 31, 1998 may not be directly comparable to the other periods indicated as a result of the effects of restatement of assets and liabilities to their estimated fair market value in accordance with the application of purchase accounting pursuant to Accounting Principles Board Opinion No. 16.

                                                      Predecessor                                Predecessor
                                       Company          Company           Company                  Company
                                   ---------------- ----------------  ----------------  --------------------------------
                                             Three Months                                                 Nine Months
                                                Ended                  Period Ended     For the Period       Ended
                                             December 31,              December 31,     April 1, 1998 -    December 31,
                                         1998             1997              1998          May 19, 1998        1997
                                   ---------------- ----------------  ----------------  --------------- ---------------
Tons sold (In millions)                      43.4             39.4             105.5             21.7           120.7
                                   ================ ================  ================  =============== ===============

(In thousands)
Revenues:
       Sales                       $      546,620   $      509,942    $    1,327,497    $     278,930   $   1,526,470
       Other revenues                      35,984           41,890            75,272           13,478         170,059
                                   ---------------- ----------------  ----------------  --------------- ---------------
           Total revenues                 582,604          551,832         1,402,769          292,408       1,696,529

Operating costs and expenses              531,519          497,959         1,312,022          285,036       1,503,377
                                   ---------------- ----------------  ----------------  --------------- ---------------
       Operating profit            $       51,085           53,873    $       90,747    $       7,372   $     193,152
                                   ================ ================  ================  =============== ===============
Net income (loss)                  $        5,118   $       23,003    $      (14,841)   $         476   $     118,831
                                   ================ ================  ================  =============== ===============

Other Data:
EBITDA (1)                         $      104,209   $      103,377    $      221,345    $      33,590   $     348,542
Non-cash stock compensation                 3,924                -                 -                -               -
                                   ---------------- ----------------  ----------------  --------------- --------------
EBITDA, excluding non-cash
   stock compensation              $      108,133   $      103,377    $      221,345    $      33,590   $     348,542
                                   ================ ================  ================  =============== ===============

Cash provided by (used in):
       Operating activities                                           $      218,851    $     (30,558)  $      52,625
       Investing activities                                               (2,115,868)         (19,248)       (102,088)
       Financing activities                                                2,164,320           23,636          15,074
                                                                      ================  =============== ===============

(1) EBITDA is defined as income before deducting net interest expense, income taxes, and depreciation, depletion and amortization. EBITDA has been reduced by costs associated with reclamation, retiree health care and workers' compensation. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. The amounts presented include EBITDA for Citizens Power of ($0.7 million), $10.1 million, $1.0 million, ($1.3 million) and $11.4 million for the quarter ended December 31, 1998, the quarter ended December 31, 1997, the period ended December 31, 1998, the period from April 1 to May 19, 1998 and the nine months ended December 31, 1997, respectively.

For purposes of the comparisons to prior year operating results, the results of operations and cash flows for the period ended December 31, 1998 reflect the results of the Company from April 1 to December 31, 1998 (the Company acquired the Predecessor Company on May 19, 1998 and prior to such date had no separate operations) and the results of the Predecessor Company for April 1 to May 19, 1998.

Sales. For the third quarter ended December 31, 1998, the Company had sales of $546.6 million, an increase of $36.7 million, or 7.2%, compared to the third quarter ended December 31, 1997. This increase is due to a continued increase in brokered coal sales ($29.0 million higher in the third quarter versus the prior year), an increase of $10.2 million due to higher demand in the Powder River Basin from a continued customer shift toward low sulfur coal in order to comply with Phase II of the Clean Air Act, and $5.1 million higher revenues from improved production performance in the Southern Appalachian region versus the prior year. These increases were partially offset by a decrease in the Midwest of $12.4 million due to a temporary delay in shipments caused by a customer's unit outage for maintenance, and by a previous settlement reached with a customer that resulted in higher revenue in the prior year. In addition, the Company has experienced lower prices in the steam and metallurgical markets in the Northern and Southern Appalachia regions as a result of global oversupply conditions.

For the period ended December 31, 1998, sales increased 5.2%, or $80.0 million, over the prior nine month period primarily due to an increase in brokered coal activity ($78.4 million) and an $18.0 million improvement in U.S. mining operations based upon the higher demand and operating efficiencies discussed above, partially offset by a $16.4 million decrease in revenues in Australia due to weaker demand and the effects of foreign currency translation.

Other Revenues. Other revenues declined $5.9 million as compared to the third quarter ended December 31, 1997 due to $9.8 million in lower revenues at Citizens Power, partially offset by the monetization of a royalty stream in October 1998 that resulted in an increase in other revenues of $3.9 million. Other revenues decreased $81.3 million versus the prior nine month period, mainly due to the timing of contract restructurings and a decrease of $42.2 million in mining services revenues in Australia. Prior year other revenues included $38.7 million in revenues from contract restructurings, versus only $5.3 million for the nine month period ended December 31, 1998.

Operating Profit. Operating profit was $51.1 million for the third quarter ended December 31, 1998, as compared to $53.9 million in the prior year. Operating profit in the U.S. mining operations increased $21.4 million primarily as a result of productivity improvements in nearly every operating region and volume increases at Powder River. However, Citizens Power experienced a decline of $11.6 million primarily due to the timing of asset restructurings. In addition, the prior year results included $12.9 million of actuarial gains associated with certain employee-related liabilities that are non-recurring. Other items affecting the current period results include: $3.9 million in compensation expense associated with the grant of 554,125 shares of Class B common stock to certain members of management in conjunction with the May 19, 1998 acquisition of the Company, $3.7 million in additional profit as a result of the successful resolution of billing disputes in Australia, changes in U.S. employee benefits that resulted in an accrual reduction of $3.3 million, a reduction in cost from a multiemployer benefit plan refund of $2.6 million, a reduction in reclamation accruals of $2.7 million due to improved equipment efficiencies and the royalty monetization and contract restructuring discussed above.

For the nine-month period, operating profit declined $95.1 million to $98.1 million. Operating profit from the U.S. mining operations improved by $18.3 million during the period, mainly as a result of production efficiencies in the Appalachian regions and volume improvements at Powder River. However, Citizens Power experienced a $14.5 million decrease for the period due to reduced asset restructuring income, trading losses and increased overhead costs. Operating profit from Australia declined $8.5 million due to weak demand, lower mining services revenues and unfavorable exchange rates. The prior year results also included a $38.7 million gain in the prior year from a coal supply contract restructuring and $40.2 million of reductions to estimated liabilities. Current year results of operations include $8.8 million of additional depletion and amortization associated with purchase accounting adjustments to write-up the Company's net assets to fair value.

Interest Expense. Interest expense increased $39.0 million for the third quarter and $100.8 million for the period ended December 31, 1998. This increase is the result of the borrowings necessary to fund the acquisition on May 19, 1998, and higher borrowings in Australia to fund the construction of a new mine.

Income Taxes. The Company's effective tax rate for the quarter and period ended December 31, 1998 was 39.1% and 5.6%, respectively. The effective tax rate is primarily impacted by two factors - the percentage depletion tax deduction utilized by the Company and its U.S. subsidiaries that creates an alternative minimum tax situation, and the level of contribution by the Australian business to the consolidated results of operations, which is taxed at a higher rate than the U.S. Based upon these factors, the Company anticipates that adjustments to the effective tax rate will be necessary on a quarterly basis.

Liquidity and Capital Resources

Net cash provided by operating activities was $188.3 million, which is comprised mainly of a $135.9 million royalty prepayment that occurred during the second quarter of fiscal year 1999 and a non-cash addition for depreciation, depletion and amortization, partially offset by working capital changes.

Net cash used in investing activities was $2,135.1 million, primarily consisting of $154.2 million of capital expenditures and $2,065.0 for the acquisition of the Predecessor Company. The Company had $87.0 million of committed capital expenditures (primarily related to coal reserves and mining machinery) at December 31, 1998. It is anticipated these capital expenditures will be funded through available cash and credit facilities. The Company is also seeking to identify investments that will provide future earnings growth. In that regard, the Company signed definitive agreements in February 1999 to acquire an additional 38.3% interest in Black Beauty Coal Company (Black Beauty), raising the Company's ownership percentage to 81.7%. The acquisition, which will be funded out of existing working capital, is subject to certain contingencies, including approval by both the Company's and Black Beauty's lenders.

Net cash provided by financing activities was $2,188.0 million, reflecting a $480.0 million equity contribution and $1,817.4 million in borrowings to fund the acquisition. In addition, the Company has borrowed approximately $119.4 million to fund domestic capital expenditures, the construction of a new mine in Australia and working capital requirements. The Company repaid $217.3 million of long-term debt during the period, including $75.0 million in prepayments and $5.0 million in scheduled payments on acquisition debt.

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

As of December 31, 1998, the Company had total indebtedness of $2,363.9 million, consisting of the following:

        (In millions)

        8.875% Senior Notes due 2008 ("Senior Notes")                $   398.8
        9.625% Senior Subordinated Notes due 2008 ("Senior
                  Subordinated Notes")                                   498.6
        Term loans under Senior Credit Facilities                        840.0
        5.000% Subordinated Note                                         208.0
        Non-Recourse Debt                                                297.7
        Other                                                            120.8
                                                                     ---------
                                                                     $ 2,363.9
                                                                     =========

The Senior Credit Facilities include a Revolving Credit Facility that provides for aggregate borrowings of up to $150.0 million and letters of credit of up to $330.0 million. As of December 31, 1998, the Company had no borrowings outstanding under the Revolving Credit Facility. Interest rates on the revolving loans under the Revolving Credit Facility are based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facilities) at the Company's option. On October 1, 1998, the Company entered into two interest rate swaps to fix the interest cost on $500 million of long-term debt outstanding under the Term Loan Facility. The Company will pay a fixed rate of approximately 7.0% on $300 million of such long-term debt for a period of three years, and on $200 million of such long-term debt for two years. The Revolving Credit Facility commitment matures in fiscal year 2005.

The Company made an optional prepayment of $25 million on the Senior Credit Facilities in December 1998, which it applied against Term Loan A mandatory payments in order of maturity, and a mandatory payment of $2.5 million on Term Loan A. The Company also made a $50.0 million optional prepayment on the Senior Credit Facilities in August 1998, which it applied against Term Loan B mandatory payments in order of maturity. The following table sets forth the amortization schedule for the Senior Credit Facilities after giving effect to the payments:

  (In millions)

    Amortization                      Term Loan A                Term Loan B
    ------------                     ------------               ------------
    Fiscal Year:
        1999                          $   -                        $   -
        2000                              -                            -
        2001                             10.00                         -
        2002                             42.50                         -
        2003                             68.75                         -
        2004                             93.75                         -
        2005                             25.00                        64.00
        2006                              -                          408.25
        2007                              -                          127.75
                                      ---------                    ---------
                                      $ 240.00                     $ 600.00
                                      =========                    =========

The indentures governing the Senior Notes and Senior Subordinated Notes permit the Company and its Restricted Subsidiaries (which include all subsidiaries of the Company except Citizens Power and its subsidiaries) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, among other customary restrictive covenants, the indentures prohibit the Company and its Restricted Subsidiaries from creating or otherwise causing any encumbrance or restriction on the ability of any Restricted Subsidiary that is not a Guarantor to pay dividends or to make certain other upstream payments to the Company or any of its Restricted Subsidiaries (subject to certain exceptions). The Revolving Credit Facility and related Term Loan Facility also contain certain restrictions and limitations including but not limited to financial covenants that will require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. In addition, the Senior Credit Facilities prohibit the Company from allowing its Restricted Subsidiaries (which include all Guarantors) to create or otherwise cause any encumbrance or restriction on the ability of any such Restricted Subsidiary to pay any dividends or make certain other upstream payments subject to certain exceptions. The Company was in compliance with all of the restrictive covenants of its loan agreements as of December 31, 1998.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (effective April 1, 2000 for the Company). The Company is evaluating the requirements of this Statement and has not yet determined the impact of adoption on the financial statements.

Impact of Year 2000 Issue. The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately
interpret   dates  after   December  31,  1999.   These   problems  are  derived
predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 Issues.

The Company's State of Readiness - In 1998, the Company organized a company-wide Year 2000 compliance project, staffed with a diverse team of personnel representing all levels of the organization and also retained an outside consulting firm to assist in the assessment and assist in ensuring the proper project structure to address the Year 2000 issue. In addition, the Company completed an assessment and identified portions of its software which will have to be modified or replaced so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. With respect to IT systems, an assessment was completed and the Company is now in the remediation, testing and implementation phases of the project whereby it is updating or replacing existing applications. These phases of the project began in calendar 1998 and will continue in calendar 1999.

Additionally, the Company is also conducting an assessment of its non-IT technology which consists primarily of embedded technology at the Company's mining facilities (e.g., security systems, mine monitoring systems, plant operating systems, coal loading and scale facilities, equipment, etc.). The Company is in the assessment and remediation phases and plans to have sites Year 2000 ready by October 1999.

Software modifications are estimated to be 62% complete and the goal of management is to have all systems and equipment Year 2000 ready by October 1999. The Company believes that with modifications to existing software and conversion to new software, the Year 2000 issue will not present significant operational problems for its computer systems.

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

The Costs to Address the Company's Year 2000 Issues - The total cost of the project associated with the Year 2000 issue is estimated at approximately $9.1 million (29% of the IT budget for fiscal year 1999), which includes $1.9 million for the purchase of new software and hardware that will be capitalized and $7.2 million that will be expensed as incurred. To date, the Company has incurred approximately $2.4 million primarily for assessment of the Year 2000 issue, development of a modification plan, and fixing noncompliant programs. The Company believes that the total costs associated with modifying its current systems will not have a material adverse effect on its results of operations or financial position.

The Risks of the Company's Year 2000 Issues - There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 Issues. If some of the Company's systems are not Year 2000 compliant, the Company could suffer a disruption of operations (including delivery of coal pursuant to sales contracts) or other negative consequences, including, but not limited to, diversion of resources, damage to the Company's reputation and increased litigation, any of which could materially adversely affect the Company's results of operations or financial position.

The Company is also dependent on third parties such as its customers, suppliers, service providers and other business partners. If these or other third parties with whom the Company conducts business fail to adequately address Year 2000 Issues, the Company could experience a negative impact on its results of operations or financial position. For example, the failure of carriers, power generators and/or telecommunications companies to have Year 2000 compliant internal systems could impact the Company's production and/or shipment of coal.

The Company's Contingency Plans - The Company is in the process of developing a comprehensive contingency plan to address situations that may result if the company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness. This effort is ongoing and will continue to be evaluated as new information becomes available.

Year 2000 Cautionary Statement - Year 2000 issues are widespread and complex. The costs of the project and the date on which the Company believes it will complete the appropriate modifications to deal with the Year 2000 Issue are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved.

Forward Looking Statements. This quarterly report and certain press releases and statements the Company makes from time to time include statements of the Company's and management's expectations, intentions, plans and beliefs that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. Forward looking statements involve risks and uncertainties, and a variety of factors could cause actual results to differ materially from the Company's current expectations, including but not limited to: coal and power market conditions and fluctuations in the demand for coal as an energy source, weather conditions, the continued availability of long-term coal supply contracts, railroad performance, foreign currency translation, changes in the government regulation of the mining industry, risks inherent to mining, changes in the Company's leverage position, the ability to successfully implement operating strategies, the impact of Year 2000 compliance by the Company or those entities with which the Company does business and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Eastern Enterprises

On November 1, 1993, Eastern Enterprises filed suit in the U.S. District Court for the District of Massachusetts against the Social Security Administration and the Combined Fund claiming that the Coal Act, as applied to Eastern Enterprises, violated the due process and taking clauses of the Fifth Amendment. In 1994, Eastern Enterprises filed a third party complaint against Peabody Holding Company, Eastern Associated and Eastern Associated's parent company, Coal Properties Corp., seeking indemnification or contribution with respect to any liability that Eastern Enterprises may have under the Coal Act. Eastern Enterprises claimed that the amount of its Coal Act liabilities was approximately $100 million.

The District Court held in 1996 that the Coal Act was constitutional. Eastern Enterprises filed an appeal with the First Circuit Court of Appeals, which affirmed the district court's decision. The U.S. Supreme Court accepted Eastern Enterprises' petition for certiorari on the constitutional claims. In a plurality decision issued on June 26, 1998, the Supreme Court found that the Coal Act as applied to Eastern Enterprises violated the takings clause of the Fifth Amendment. The UMWA beneficiaries that were assigned to Eastern Enterprises will continue to receive retiree health care benefits from the Combined Fund.

Peabody Holding Company has had discussions with Eastern Enterprises regarding the third-party complaint. Eastern Enterprises has advised Peabody Holding Company that it is unwilling to dismiss the third-party complaint and intends to seek reimbursement for its attorneys fees and prejudgment interest which could amount to approximately $5 million. The Company continues to believe that the matter will be resolved without a material adverse effect on its financial condition or results of operation.

Public Service Company of Colorado

In August 1996, Seneca Coal Company ("Seneca") filed a demand for arbitration in accordance with the terms of an Amended Revised Coal Supply Agreement dated December 1, 1971 (the "1971 Agreement") between Seneca and three electric utilities, Public Service Company of Colorado, Salt River Project Agricultural Improvement District and PacifiCorp (the "Hayden Participants"). The Hayden Participants own the Hayden Electric Generating Station at Hayden, Colorado. The arbitration demand requested the entry of an award for Seneca and against the Hayden Participants for amounts attributable to final reclamation, mine decommissioning and environmental monitoring of the Seneca mine and life insurance and post-retirement health care costs ("post-mine closure costs").

In September 1996, the Hayden Participants filed a complaint for declaratory judgment in the District Court for the City and County of Denver seeking a judicial declaration that they were not responsible for post-mine closure costs as a matter of law. The Hayden Participants also requested declaratory and other relief with respect to other claims against Seneca.

The arbitration provision in the 1971 Agreement limits the jurisdiction of the arbitrators to resolution of disputed issues of fact but the arbitrators are to determine the arbitrability of any dispute in the first instance. Accordingly, Seneca filed a motion to stay the judicial proceedings with respect to the issue of responsibility under the 1971 Agreement for post-mine closure costs pending the outcome of the arbitration. The District Court granted the motion in January 1997.

The arbitration hearing is scheduled to take place in March of 1999. A decision from the arbitrators is expected later in 1999. The District Court's application of legal principles to the facts as found by the arbitrators would take place thereafter. The Company continues to believe that the dispute will be resolved without a material adverse effect on its financial condition or results of operation.

Macquarie Generation

In September 1997, Peabody Resources filed a lawsuit against Macquarie Generation in the Supreme Court of New South Wales, Commercial Division, seeking damages for certain coal deliveries which were not paid by Macquarie Generation and for a declaratory judgment regarding the assignment to Macquarie Generation of two long-term CSAs for the Ravensworth and Narama mines. The contracts expire in 2001 and 2012, respectively. Macquarie Generation later agreed that the two contracts were properly assigned to it. Macquarie Generation subsequently filed a cross-claim against Peabody Resources alleging that Peabody Resources breached the labor escalation provisions in the CSAs, committed misrepresentations regarding the labor costs and violated the Australian trade practices and fair trading laws in relation to the Narama contract. Macquarie Generation sought to terminate or rescind the Narama CSA and has sought damages from Peabody Resources for alleged breaches of both contracts. Even though the Company continued to deliver coal, Macquarie Generation unilaterally reduced the price that it is paying for coal deliveries under the Narama contract. A trial regarding these issues began on September 7, 1998 and concluded on September 25, 1998. On September 22, 1998, Macquarie Generation withdrew its breach of contract claims.

The Supreme Court of New South Wales issued a decision on November 19, 1998 rejecting Macquarie Generation's claims to terminate the coal supply agreement for the Narama mine. The Court also rejected Macquarie Generation's claim for damages. The Court ordered Macquarie Generation to pay Peabody Resources the portion of the price that it had unilaterally withheld with interest. Macquarie Generation has made that payment to Peabody Resources and is paying Peabody Resources for deliveries of coal at the contract prices. Macquarie Generation has filed an appeal of the decision. The Company continues to believe that the matter will be resolved without a material adverse effect on its financial condition or results of operation.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         See the Exhibit Index at page 21 of this report.

(b)      Reports on Form 8-K.

         None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              P&L COAL HOLDINGS CORPORATION

Date: February 12, 1999       By:  /s/             GEORGE J. HOLWAY
                                      ---------------------------------------
                                                   George J. Holway
                                    Vice President and Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


      Exhibit
        No.    Description of Exhibit
      -------  ----------------------
        3.1    Second Amended and Restated  Certificate of  Incorporation of P&L
               Coal Holdings Corporation.

        3.2    By-Laws  of  P&L  Coal  Holdings  Corporation   (Incorporated  by
               reference to Exhibit 3.2 of the Company's Form S-4 Registration Statement No. 333-59073).

        10.10 1998 Stock Purchase and Option Plan for Key Employees of P&L Coal Holdings Corporation.

        27     Financial Data Schedule (filed electronically with the SEC only).