Form 10-Q
period 1999-06-30
P&L COAL HOLDINGS CORP
filed 1999-08-13
CIK 1064728

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                                ------------------------------------------------
                                       or

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

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.

                          P&L COAL HOLDINGS CORPORATION
            UNAUDITED STATEMENT OF CONDENSED CONSOLIDATED OPERATIONS
                                 (In thousands)

                                                                                                    Predecessor
                                                                                                      Company
                                                                                                -----------------

                                                            Quarter Ended      Period Ended       Period Ended
                                                            June 30, 1999      June 30, 1998      May 19, 1998
                                                          -----------------  -----------------  -----------------
REVENUES

     Sales                                                $       602,365    $       245,017    $       278,930

     Other revenues                                                28,311             17,650             13,478
                                                          -----------------  -----------------  -----------------
          Total revenues                                          630,676            262,667            292,408

OPERATING COSTS AND EXPENSES

     Operating costs and expenses                                (511,349)          (212,747)          (246,801)

     Depreciation, depletion and amortization                     (64,496)           (25,691)           (26,218)

     Selling and administrative expenses                          (20,488)            (8,958)           (12,017)
                                                          -----------------  -----------------  -----------------
OPERATING PROFIT                                                   34,343             15,271              7,372

     Interest expense                                             (49,795)           (23,154)            (4,222)

     Interest income                                                1,011              1,027              1,667
                                                          -----------------  -----------------  -----------------
INCOME (LOSS) BEFORE INCOME TAXES                                 (14,441)            (6,856)             4,817

     Income tax (provision) benefit                                 2,284              1,569             (4,341)

     Minority interest                                             (1,495)                 -                  -
                                                          -----------------  -----------------  -----------------
NET INCOME (LOSS)                                         $       (13,652)   $        (5,287)   $           476
                                                          =================  =================  =================


See accompanying notes to unaudited condensed consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               (Unaudited)
                                                                               June 30, 1999     March 31, 1999
                                                                             -----------------  -----------------
ASSETS
Current assets
     Cash and cash equivalents                                               $        90,685    $       194,078
     Accounts receivable, less allowance for doubtful accounts of
        $177 for both periods                                                        319,504            312,748
     Materials and supplies                                                           53,770             53,978
     Coal inventory                                                                  198,503            195,919
     Assets from power trading activities                                          1,036,068          1,037,300
     Other current assets                                                             36,974             38,438
                                                                             -----------------  -----------------
          Total current assets
                                                                                   1,735,504          1,832,461
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $255,000 and $193,492,
   respectively                                                                    4,793,063          4,797,945
Investments and other assets                                                         393,994            393,525
                                                                             -----------------  -----------------
          Total assets                                                       $     6,922,561          7,023,931
                                                                             =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Short-term borrowings and current maturities of long-term debt          $        63,692    $        72,404
     Income taxes payable                                                              8,322              7,308
     Liabilities from power trading activities                                       628,892            638,062
     Accounts payable and accrued expenses                                           549,320            627,734
                                                                             -----------------  -----------------
          Total current liabilities                                                1,250,226          1,345,508

Long-term debt, less current maturities                                            2,465,341          2,469,975
Deferred income taxes                                                                777,212            780,175
Accrued reclamation and other environmental liabilities                              492,227            498,032
Workers' compensation obligations                                                    209,239            207,544
Accrued postretirement benefit costs                                                 961,794            956,714
Obligation to industry fund                                                           62,577             63,107
Other noncurrent liabilities                                                         185,267            183,736
                                                                             -----------------  -----------------
          Total liabilities                                                        6,403,883          6,504,791

Minority interest                                                                     25,405             23,910

Stockholders' equity:
     Preferred Stock - $0.01 per share par value; 10,000,000 shares
          authorized, 5,000,000 shares issued and outstanding                             50                 50
     Common Stock - Class A, $0.01 per share par value; 30,000,000 shares
          authorized, 19,000,000 shares issued and outstanding                           190                190
     Common Stock - Class B, $0.01 per share par value; 3,000,000
          shares authorized, 708,767 shares issued and outstanding                         7                  7
     Additional paid-in capital                                                      484,772            484,772
     Employee stock loans                                                             (3,104)            (2,331)
     Accumulated other comprehensive income                                           14,801              2,333
     Retained earnings (accumulated deficit)                                          (3,443)            10,209
                                                                             -----------------  -----------------
          Total stockholders' equity                                                 493,273            495,230
                                                                             -----------------  -----------------
               Total liabilities and stockholders' equity                    $     6,922,561    $     7,023,931
                                                                             =================  =================

See accompanying notes to unaudited condensed consolidated financial statements.

                   P&L COAL HOLDINGS CORPORATION
            UNAUDITED STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS
                           (In thousands)
                                                                                                   Predecessor
                                                                                                     Company
                                                                                                -----------------
                                                            Quarter Ended      Period Ended       Period Ended
                                                            June 30, 1999      June 30, 1998      May 19, 1998
                                                          -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $       (13,652)   $        (5,287)   $           476
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation, depletion and amortization                       64,496             25,691             26,218
    Deferred income taxes                                          (6,839)            (2,520)             2,835
    Amortization of debt discount and debt issuance costs           4,382              1,072              1,379
    Net gain on property and equipment disposals                     (151)                 -               (328)
    Minority interest                                               1,495                  -                  -
    Changes in current assets and liabilities, excluding
      effects of acquisitions:
      Accounts receivable                                          (6,664)            59,519           (132,065)
      Materials and supplies                                          301                511                881
      Coal inventory                                                 (991)             2,862             (2,807)
      Other current assets                                         (1,585)            (1,507)           (10,701)
      Accounts payable and accrued expenses                       (80,655)           (47,349)            87,814
      Income taxes payable                                          1,672              6,678              1,234
    Net assets from power trading activities                       (7,938)           (13,341)             5,289
    Accrued reclamation and related liabilities                    (6,247)           (10,085)            (1,622)
    Workers' compensation obligations                               1,695                218             (2,156)
    Accrued postretirement benefit costs                            5,080             (1,696)             6,092
    Obligation to industry fund                                      (530)               (42)            (2,379)
    Other, net                                                     (5,970)             4,549            (10,619)
                                                          -----------------  -----------------  -----------------
      Net cash provided by (used in) operating activities         (52,101)            19,273            (30,459)
                                                          -----------------  -----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment
  and mine development                                            (39,571)           (39,543)           (20,950)
Acquisitions, net                                                       -         (1,994,635)                 -
Proceeds from contract restructurings                                   -              1,084                328
Proceeds from property and equipment disposals                         64                 61              1,374
Proceeds from sale-leaseback transactions                           5,954                  -                  -
                                                          -----------------  -----------------  -----------------
      Net cash used in investing activities                       (33,553)        (2,033,033)           (19,248)
                                                          -----------------  -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term borrowings                                 (17,529)            (3,596)                 -
Proceeds from long-term debt                                        5,387          1,825,439             53,597
Payments of long-term debt                                         (5,883)           (76,193)           (19,423)
Capital contribution                                                    -            480,000                  -
Dividends paid                                                          -                  -           (173,330)
Proceeds from affiliated loan                                           -                  -            141,000
Advances from affiliates                                                -                  -             21,693
                                                          -----------------  -----------------  -----------------
      Net cash provided by (used in) financing activities         (18,025)         2,225,650             23,537

Effect of exchange rate changes on cash and
  cash equivalents                                                    286               (328)              (292)
                                                          -----------------  -----------------  -----------------
Net increase (decrease) in cash and cash equivalents             (103,393)           211,562            (26,462)

Cash and cash equivalents at beginning of period                  194,078                  -             96,821
                                                          -----------------  -----------------  -----------------
Cash and cash equivalents at end of period                $        90,685     $      211,562     $       70,359
                                                          =================  =================  =================

See accompanying notes to unaudited condensed consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated operations and balance sheets of P&L Coal Holdings Corporation (the "Company"), also known as Peabody Group. These financial statements include the subsidiaries of Peabody Holding Company, Inc. ("Peabody Holding Company"), Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch"), Citizens Power LLC ("Citizens Power") and Peabody Resources Holdings Pty. Ltd. ("Peabody Resources"), an Australian company (collectively, the "Predecessor Company" or "P&L Coal Group"). Through May 19, 1998, the Predecessor Company was a wholly owned indirect subsidiary of The Energy Group, PLC ("The Energy Group"). Effective May 20, 1998, the Predecessor Company was acquired by the Company. P&L Coal Holdings Corporation, a holding company with no direct operations and nominal assets other than its investment in its subsidiaries, was formed by Lehman Merchant Banking on February 27, 1998 for the purpose of acquiring the Predecessor Company and had no significant activity until the acquisition.

The accompanying condensed consolidated financial statements as of and for the quarter ended June 30, 1999 and for the periods ended June 30 and May 19, 1998, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the quarter ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)   Reclassifications

Certain amounts in the prior periods have been reclassified to conform with the report classifications for the quarter ended June 30, 1999, with no effect on previously reported operating results or stockholders' equity.


(3)   Comprehensive Income

The following table sets forth the components of comprehensive loss for the quarter and period ended June 30, 1999 and 1998 (in thousands):

                                              Quarter Ended      Period Ended
                                              June 30, 1999      June 30, 1998
                                            -----------------  -----------------
Net loss                                    $       (13,652)   $        (5,287)
Foreign currency translation adjustment              12,468             (7,707)
                                            -----------------  -----------------
Comprehensive loss                          $        (1,184)   $       (12,994)
                                            =================  =================

(4)   Restructuring Liability

In conjunction with the acquisition of P&L Coal Group, the Company established a $39.4 million liability for estimated costs associated with a restructuring plan resulting from the business combination. The estimate was comprised of costs associated with exiting certain activities ("exit plan") and consolidating and restructuring certain management and administrative functions ("restructuring plan") and includes costs resulting from a plan to involuntarily terminate or relocate employees. As of March 31, 1999, the Company finalized its involuntary termination and employee relocation plan as well as its plans to exit certain business activities. Costs associated with the restructuring and exit plans are being charged against the liability as incurred. The total cost charged against the liability for the quarter ended June 30, 1999 is $2.9 million. The cumulative net cash outlays and non-cash costs charged against the liability through June 30, 1999 are as follows:

                           Cash Outlays      Non-cash Costs          Total
                         -----------------  -----------------  -----------------
Restructuring plan       $        22,220    $             -    $        22,220
Exit plan                          5,887              3,648              9,535
                         -----------------  -----------------  -----------------
                         $        28,107    $         3,648    $        31,755
                         =================  =================  =================

If the ultimate amount of cost expended is less than the remaining liability of $7.6 million ($3.9 million related to the restructuring plan and $3.7 million related to the exit plan), the excess will further reduce the cost of the acquisition. Any amount of cost exceeding the amount recorded as a liability will be included as a charge to operations in the period in which the adjustment is determined.

(5)   Business Segments

The Company's industry and geographic data for continuing operations are as follows:

      (In thousands)
                                              Quarter Ended      Period Ended
                                              June 30, 1999      June 30, 1998
                                            -----------------  -----------------
Revenues:
    U.S. Mining                             $       585,898    $       234,575
    Non U.S. Mining                                  41,600             19,204
    Other                                             3,178              8,888
                                            -----------------  -----------------
                                            $       630,676    $       262,667
                                            =================  =================
Operating profit (loss):
    U.S. Mining                             $        28,985    $         6,537
    Non U.S. Mining                                  10,338              3,377
    Other                                            (4,980)             5,357
                                            -----------------  -----------------
                                            $        34,343    $        15,271
                                            =================  =================
Revenues:
    United States                           $       589,076    $       243,463
    Foreign                                          41,600             19,204
                                            -----------------  -----------------
                                            $       630,676    $       262,667
                                            =================  =================
Operating profit:
    United States                           $        24,005    $        11,894
    Foreign                                          10,338              3,377
                                            -----------------  -----------------
                                            $        34,343    $        15,271
                                            =================  =================

(6)   Commitments and Contingencies

Environmental Claims

Environmental claims have been asserted against a subsidiary of the Company at 18 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its Consolidated Balance Sheets. The liabilities for environmental cleanup-related costs recorded in the Consolidated Balance Sheet at June 30, 1999 were $57.9 million. This amount represents those costs that the Company believes are probable and reasonably estimable. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Other

In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

(7)   Supplemental Guarantor/Non-guarantor Financial Information

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

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                       For the Quarter Ended June 30, 1999
                                 (In thousands)

                                                     Parent        Guarantor        Non-guarantor
                                                     Company       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

Total revenues                                   $           -    $     504,229    $     127,953    $      (1,506)   $     630,676
Costs and expenses:
  Operating costs and expenses                               -         (420,172)         (92,683)           1,506         (511,349)
  Depreciation, depletion and amortization                   -          (50,053)         (14,443)               -          (64,496)
  Selling and administrative expenses                        -          (16,746)          (3,742)               -          (20,488)
  Interest expense                                     (44,194)          (2,316)          (3,285)               -          (49,795)
  Interest income                                            -              929               82                -            1,011
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Income (loss) before income taxes                      (44,194)          15,871           13,882                -          (14,441)
  Income tax (provision) benefit                        10,977           (3,898)          (4,795)               -            2,284
  Minority interest                                          -                -           (1,495)               -           (1,495)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Net income (loss)                                $     (33,217)   $      11,973    $       7,592    $           -    $     (13,652)
                                                 ===============  ===============  ===============  ===============  ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                       For the Period Ended June 30, 1998
                                 (In thousands)
                                                     Parent        Guarantor        Non-guarantor
                                                     Company       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Total revenues                                   $           -    $     234,733    $      27,934    $           -    $     262,667
Costs and expenses:
  Operating costs and expenses                               -         (197,429)         (15,318)               -         (212,747)
  Depreciation, depletion and amortization                   -          (22,049)          (3,642)               -          (25,691)
  Selling and administrative expenses                        -           (8,713)            (245)               -           (8,958)
  Interest expense                                     (19,701)          (3,157)            (296)               -          (23,154)
  Interest income                                          643              374               10                -            1,027
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Income (loss) before income taxes                      (19,058)           3,759            8,443                -           (6,856)
  Income tax (provision) benefit                         5,010             (988)          (2,453)               -            1,569
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Net income (loss)                                $     (14,048)   $       2,771    $       5,990    $           -    $      (5,287)
                                                 ===============  ===============  ===============  ===============  ===============

                          P&L Coal Holdings Corporation
           Unaudited Supplemental Condensed Consolidated Balance Sheet
                               As of June 30, 1999
                                 (In thousands)

                                                     Parent        Guarantor        Non-guarantor
                                                     Company       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
ASSETS
Current assets
  Cash and cash equivalents                      $          20    $      43,377    $      47,288    $           -    $      90,685
  Accounts receivable                                      340          234,952          106,319          (22,107)         319,504
  Inventories                                                -          201,618           50,655                -          252,273
  Assets from power trading activities                       -                -        1,036,068                -        1,036,068
  Other current assets                                     587           21,921           14,466                -           36,974
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total current assets                              947          501,868        1,254,796          (22,107)       1,735,504
Property, plant, equipment and mine
  development - at cost                                      -        4,326,110          721,953                -        5,048,063
Less accumulated depreciation, depletion                     -        (207,090)          (47,910)               -         (255,000)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                                             -        4,119,020          674,043                -        4,793,063
Investments and other assets                         2,497,627        1,460,752          160,251       (3,724,636)         393,994
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total assets                            $   2,498,574    $   6,081,640    $   2,089,090    $  (3,746,743)   $   6,922,561
                                                 ===============  ===============  ===============  ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings and current
     maturities of long-term debt                $      19,784    $      21,685    $      22,223    $           -    $      63,692
  Payable to affiliates, net                           206,215         (204,528)          (1,687)               -                -
  Income taxes payable                                       -                -            8,322                -            8,322
  Liabilities from power trading activities                  -                -          628,892                -          628,892
  Accounts payable and accrued expenses                 41,491          385,727          144,209          (22,107)         549,320
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total current liabilities                     267,490          202,884          801,959          (22,107)       1,250,226
Long-term debt, less current maturities              1,737,811          175,169          552,361                -        2,465,341
Deferred income taxes                                        -          706,485           70,727                -          777,212
Other noncurrent liabilities                                 -        1,885,724           25,380                -        1,911,104
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total liabilities                           2,005,301        2,970,262        1,450,427          (22,107)       6,403,883
Minority interest                                            -              -             25,405                -           25,405
Stockholders' equity                                   493,273        3,111,378          613,258       (3,724,636)         493,273
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total liabilities and stockholders'
            equity                               $   2,498,574    $   6,081,640    $   2,089,090    $  (3,746,743)   $   6,922,561
                                                 ===============  ===============  ===============  ===============  ===============

                          P&L Coal Holdings Corporation
          Unaudited Supplemental Condensed Consolidated Balance Sheets
                              As of March 31, 1999
                                 (In thousands)

                                                     Parent        Guarantor        Non-guarantor
                                                     Company       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
ASSETS
Current assets
  Cash and cash equivalents                      $           -    $     130,861    $      63,217    $          -    $      194,078
  Accounts receivable                                        -          220,287          107,770          (15,309)         312,748
  Inventories                                                -          202,749           47,148                -          249,897
  Assets from power trading activities                       -                -        1,037,300                -        1,037,300
  Other current assets                                       -           24,293           14,145                -           38,438
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total current assets                                -          578,190        1,269,580          (15,309)       1,832,461
Property, plant, equipment and mine
  development - at cost                                      -        4,298,203          693,234                -        4,991,437
Less accumulated depreciation,
  depletion and amortization                                 -         (158,295)         (35,197)               -         (193,492)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
                                                             -        4,139,908          658,037                -        4,797,945
Investments and other assets                         2,461,362        1,464,147          158,912       (3,690,896)         393,525
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total assets                            $   2,461,362    $   6,182,245    $   2,086,529    $  (3,706,205)  $    7,023,931
                                                 ===============  ===============  ===============  ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings and current
    maturities of long-term debt                 $      19,670    $      21,666    $      31,068    $           -   $       72,404
  Payable to affiliates, net                           152,364         (151,199)          (1,165)               -                -
  Income taxes payable                                       -              229            7,079                -            7,308
  Liabilities from power trading activities                  -                -          638,062                -          638,062
  Accounts payable and accrued expenses                 56,562          440,331          146,150          (15,309)         627,734
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total current liabilities                     228,596          311,027          821,194          (15,309)       1,345,508
Long-term debt, less current maturities              1,737,536          173,364          559,075                -        2,469,975
Deferred income taxes                                        -          711,932           68,243                -          780,175
Other noncurrent liabilities                                 -        1,886,337           22,796                -        1,909,133
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total liabilities                           1,966,132        3,082,660        1,471,308          (15,309)       6,504,791
Minority interest                                            -                -           23,910                -           23,910
Stockholders' equity                                   495,230        3,099,585          591,311       (3,690,896)         495,230
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
         Total liabilities and stockholders'
            equity                               $   2,461,362    $   6,182,245    $   2,086,529    $  (3,706,205)   $   7,023,931
                                                 ===============  ===============  ===============  ===============  ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                       For the Quarter Ended June 30, 1999
                                 (In thousands)
                                                     Parent        Guarantor        Non-guarantor
                                                     Company       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Net cash provided by (used in)
  operating activities                           $     (53,831)   $      (8,529)   $      10,259    $           -    $     (52,101)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
   Additions to property, plant, equipment
      and mine development                                   -          (31,032)          (8,539)               -          (39,571)
   Proceeds from property and equipment
      disposals                                              -               64                -                -               64
   Proceeds from sale-leaseback
      transactions                                           -            5,813              141                -            5,954
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Net cash used in investing
  activities                                                 -          (25,155)          (8,398)               -          (33,553)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
   Decrease in short-term borrowings                         -                -          (17,529)               -          (17,529)
   Payments of long-term debt                                -             (471)          (5,412)               -           (5,883)
   Proceeds from long term debt                              -                -            5,387                -            5,387
   Net change in due to/from affiliates                 53,851          (53,329)            (522)               -                -
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Net cash provided by (used in)
   financing activities                                 53,851          (53,800)         (18,076)               -          (18,025)
   Effect of exchange rate changes on
      cash and equivalents                                   -                -              286                -              286
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Net increase (decrease) in cash and
    cash and equivalents                                    20          (87,484)         (15,929)               -         (103,393)
Cash and cash equivalents at beginning
    of period                                                -          130,861           63,217                -          194,078
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Cash and cash equivalents at end
    of period                                    $          20    $      43,377    $      47,288    $           -    $      90,685
                                                 ===============  ===============  ===============  ===============  ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                       For the Period Ended June 30, 1998
                                 (In thousands)


                                                     Parent        Guarantor        Non-guarantor
                                                     Company       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Net cash provided by (used in)
  operating activities                           $      (18,777)  $      47,346    $      (9,296)   $           -    $      19,273
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
   Additions to property, plant, equipment
      and mine development                                    -         (31,819)          (7,724)               -           (39,543)
   Acquisitions, net                                 (1,994,635)              -                -                -        (1,994,635)
   Proceeds from contract restructurings                      -           1,084                -                -             1,084
   Proceeds from property and equipment
      disposals                                               -               -               61                -                61
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Net cash used in investing activities               (1,994,635)         (30,735)          (7,663)               -        (2,033,033)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
   Decrease in short-term borrowings                         -                -           (3,596)               -            (3,596)
   Payments of long-term debt                                -          (73,143)          (3,050)               -           (76,193)
   Proceeds from long term debt                      1,817,390                -            8,049                -         1,825,439
   Capital contribution                                480,000                -                -                -           480,000
   Net change in due to/from affiliates               (113,706)          83,583           30,123                -                 -
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Net cash provided by financing activities            2,183,684           10,440           31,526                -         2,225,650
   Effect of exchange rate changes on
      cash and equivalents                                   -                -             (328)               -              (328)
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Net increase in cash and cash equivalents              170,272           27,051           14,239                -           211,562
Cash and cash equivalents at beginning                       -                -                -                -                 -
                                                 ---------------  ---------------  ---------------  ---------------  ---------------
Cash and cash equivalents at end
    of period                                    $     170,272    $      27,051    $      14,239    $           -    $      211,562
                                                 ===============  ===============  ===============  ===============  ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of comparison to prior year operating results, the results of operations and cash flows for the three months ended June 30, 1998 reflect the results of the Company from April 1 to June 30, 1998 (the Company acquired the Predecessor Company on May 19, 1998 and prior to such date had no separate operations) and the results of the Predecessor Company for April 1 to May 19, 1998.

The table presented below summarizes the results of operations and cash flows for the Company and the Predecessor Company (P&L Coal Group) for the periods presented. The discussion is based on a comparison of the results of the Company for the quarter ended June 30, 1999 versus the period ended June 30, 1998 and results for the period from April 1, 1998 to May 19, 1998 of the Predecessor Company.

The results of operations and cash flows for the period ended June 30, 1999 may not be directly comparable to the other periods indicated as a result of the effects of restatement of assets and liabilities to their estimated fair market value in accordance with the application of purchase accounting pursuant to Accounting Principles Board Opinion No. 16.

                                                                                                   Predecessor
                                                                                  Company            Company
                                                                             -----------------  -----------------
                                         Three Months      Three Months       For the Period     For the Period
                                             Ended             Ended          May 20, 1998 -      April 1, 1998 -
                                         June 30, 1999     June 30, 1998<F1>  June 30, 1998        May 19, 1998
                                       -----------------  -----------------  -----------------  -----------------
Tons sold (In millions)                           46.5               41.5               19.8               21.7
                                       =================  =================  =================  =================

(In thousands)
Revenues:
    Sales                              $       602,365    $       523,947    $       245,017    $       278,930
    Other revenues                              28,311             31,128             17,650             13,478
                                       -----------------  -----------------  -----------------  -----------------
        Total revenues                         630,676            555,075            262,667            292,408
Operating costs and expenses                  (596,333)          (532,432)          (247,396)          (285,036)
                                       -----------------  -----------------  -----------------  -----------------
    Operating profit                            34,343             22,643             15,271              7,372
Interest expense                               (49,795)           (27,376)           (23,154)            (4,222)
Interest income                                  1,011              2,694              1,027              1,667
                                       -----------------  -----------------  -----------------  -----------------
    Income (loss) before income taxes          (14,441)            (2,039)            (6,856)             4,817
Income tax (provision) benefit                   2,284             (2,772)             1,569             (4,341)
Minority interest                               (1,495)                 -                  -                  -
                                       -----------------  -----------------  -----------------  -----------------
    Net income (loss)                  $       (13,652)   $        (4,811)   $        (5,287)   $           476
                                       =================  =================  =================  =================

Other Data:
EBITDA<F2>                             $        98,839    $        74,552    $        40,962    $        33,590

Cash provided by (used in):
    Operating activities                       (52,101)           (11,186)            19,273            (30,459)
    Investing activities                       (33,553)        (2,052,281)        (2,033,033)           (19,248)
    Financing activities                       (18,025)         2,249,187          2,225,650             23,537

<F1>Represents the combination of the results of operations for the period from
    May 20, 1998 to June 30, 1998 with those of the
    Predecessor Company for the period from April 1 to May 19, 1998.

<F2>EBITDA is defined as income before deducting net interest expense, income taxes, minority interest and depreciation, depletion and amortization. EBITDA has been reduced by costs associated with reclamation, retiree health care and workers' compensation. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. The amounts presented include EBITDA for Citizens Power of a $3.2 million loss, a $1.3 million loss and $6.0 million profit for the quarter ended June 30, 1999, the period from April 1 to May 19, 1998 and period ended June 30, 1998, respectively.

Sales. Sales increased $78.5 million for the three months ended June 30, 1999 to $602.4 million, an increase of 15.0%. The current year results include sales from Black Beauty Coal Company (Black Beauty) of $80.6 million, which was accounted for under the equity method (and included as "Other Revenues") in the prior year. The Company increased its ownership interest in Black Beauty to 81.7% effective January 1, 1999.

Sales volume increased 12.0% to 46.5 million tons for the three months ended June 30, 1999, primarily as a result of the inclusion of Black Beauty's 4.3 million tons in the current year, and higher broker activities, partially offset by lower volumes due to soft market conditions and longwall production difficulties in Southern Appalachia. Sales volume from brokered coal activities increased 36.3%, based upon higher volumes under existing contracts and shipments from the Big Sandy region under contracts that were entered into in the latter half of fiscal year 1999.

In addition, the Company experienced price improvements of approximately 4.5% in the Powder River region, where a concentration on ultra low sulfur coal production has generated higher prices. These price improvements were partially offset by a price decline in the Midwest of approximately 6%, where market conditions have weakened.

Other Revenues. Other revenues decreased $2.8 million compared with the first quarter of fiscal 1999, primarily as a result of lower income from trading activities and lower asset restructuring transaction volume at Citizens Power, partially offset by higher coal royalty income. During the first quarter of fiscal 2000, the Company recognized $6.0 million of revenue under a new coal royalty agreement signed in June 1999 that included an $8.0 million non-refundable advance royalty payment. Partially offsetting this increase was a $2.9 million reduction in coal royalty income due to the monetization of a royalty stream in September 1998.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased approximately $12.6 million, primarily as a result of the inclusion of Black Beauty's consolidated results in the current fiscal year and $6.0 million of additional depletion associated with the new coal royalty agreement discussed above.

Operating Profit. Operating profit increased $11.7 million to $34.3 million, an increase of 51.8%. At the U.S. mining locations operating profit improved $23.7 million, which includes an increase related to Black Beauty's consolidated results of $5.5 million. The remaining increase in the U.S. is due to a $5.1 million reduction in reclamation costs as a result of receiving regulatory approval for a less costly reclamation plan at a Midwestern mine, lower operating costs in the Midwest, and higher profits due to improved pricing in the Powder River region. In Australia, operating profit improved approximately $4.0 million primarily due to higher volumes and lower repairs and maintenance expenses. Offsetting these improvements was a reduction in operating profit of $8.0 million at Citizens Power, which had higher trading gains in the prior year, and also had closed an asset restructuring transaction in the first quarter of fiscal 1999, approximately $3.0 million of lower profits from coal royalty income and $3.1 million of higher expenses for employee-related liabilities as compared to the prior year.

Interest Expense. Interest expense increased $22.4 million over the prior year, due to the inclusion of interest expense associated with the acquisition of the Predecessor Company for the entire current year quarter. The prior year period only includes acquisition indebtedness from May 20, 1998 forward.

Income Taxes. The Company's effective book income tax rate for the quarter ended June 30, 1999 was 15.8%. In the prior year, the Company recorded income tax expense of $2.8 million versus a pretax loss of $2.0 million. The prior year income tax provision reflects higher deferred tax expense as a result of the reduction in the deferred tax asset related to employee liabilities (without a corresponding current tax benefit), due to an accelerated pension funding payment made by the Company and required by the Pension Benefit Guaranty Corporation as a condition of the acquisition. The effective tax rate is primarily impacted by two factors - the percentage depletion tax deduction utilized by the Company and its U.S. subsidiaries that creates an alternative minimum tax situation, and the level of contribution by the Australian business to the consolidated results of operations, which is taxed at a higher rate than the U.S. Based upon these factors, the Company anticipates that adjustments to the effective tax rate will be necessary on a quarterly basis.

Liquidity and Capital Resources

Net cash used in operating activities was $52.1 million, and cash flow was negative as a result of the net loss for the period and reduced current liabilities, primarily due to several large payments, including the semiannual interest payments on the high-yield bonds, made during the first quarter. Net cash used in investing activities was $33.6 million, primarily consisting of $39.6 million of capital expenditures partially offset by proceeds from asset sale-leaseback transactions. The Company had $77.9 million of committed capital expenditures (primarily related to coal reserves and mining machinery) at June 30, 1999. It is anticipated these capital expenditures will be funded through available cash and credit facilities.

Net cash used in financing activities was $18.0 million, reflecting repayments of short-term borrowings by Peabody Resources and Black Beauty.

As of June 30, 1999, the Company had total indebtedness of $2,529.0 million, consisting of the following:

   (In millions)

        Term loans under senior credit facilities                $       840.0
        9.625% Senior Subordinated Notes due 2008 ("Senior
          Subordinated Notes")                                           498.7
        8.875% Senior Notes due 2008 ("Senior Notes")                    398.9
        Non-Recourse Debt (Citizens Power)                               328.6
        5.000% Subordinated Note (Peabody Holding Company)               192.8
        Senior unsecured notes under various agreements (Black           107.1
          Beauty Coal Company)
        Project finance facility (Peabody Resources)                      71.5
        Bank loan facility (Black Beauty Coal Company)                    37.6
        Capital lease obligations                                         28.4
        Other                                                             25.4
                                                                 ===============
                                                                 $     2,529.0
                                                                 ===============

The Senior Credit Facilities include a Revolving Credit Facility that provides for aggregate borrowings of up to $150.0 million and letters of credit of up to $330.0 million. As of June 30, 1999, the Company had no borrowings outstanding under the Revolving Credit Facility. Interest rates on the revolving loans under the Revolving Credit Facility are based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facilities) at the Company's option. On October 1, 1998, the Company entered into two interest rate swaps to fix the interest cost on $500 million of long-term debt outstanding under the Term Loan Facility. The Company will pay a fixed rate of approximately 7.0% on $300 million of such long-term debt for a period of three years, and on $200 million of such long-term debt for two years. The Revolving Credit Facility commitment matures in fiscal year 2005.

The following table sets forth the amortization schedule for the Senior Credit
Facilities:

(In millions)
                                               Term Loan A        Term Loan B
                                            -----------------  -----------------
          Fiscal Year:
              2000                          $          -       $          -
              2001                                    10.00               -
              2002                                    42.50               -
              2003                                    68.75               -
              2004                                    93.75               -
              2005                                    25.00              64.00
              2006                                     -                408.25
              2007                                     -                127.75
                                            -----------------  -----------------
                                            $        240.00    $        600.00
                                            =================  =================


The indentures governing the Senior Notes and Senior Subordinated Notes permit the Company and its Restricted Subsidiaries (which include all subsidiaries of the Company except Citizens Power and its subsidiaries) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, among other customary restrictive covenants, the indentures prohibit the Company and its Restricted Subsidiaries from creating or otherwise causing any encumbrance or restriction on the ability of any Restricted Subsidiary that is not a Guarantor to pay dividends or to make certain other upstream payments to the Company or any of its Restricted Subsidiaries (subject to certain exceptions). The Revolving Credit Facility and related Term Loan Facility also contain certain restrictions and limitations including but not limited to financial covenants that will require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. In addition, the Senior Credit Facilities prohibit the Company from allowing its Restricted Subsidiaries (which include all Guarantors) to create or otherwise cause any encumbrance or restriction on the ability of any such Restricted Subsidiary to pay any dividends or make certain other upstream payments subject to certain exceptions. The Company was in compliance with all of the restrictive covenants of its loan agreements as of June 30, 1999.

Other

Mine Closure. In July 1999, the Company announced the closing of the Marissa Operating Unit in Illinois effective October 1999. The Marissa Operating Unit, which shipped 4.4 million tons of coal in fiscal year 1999, was unsuccessful in attempts to secure additional business after its principal customer began shifting its purchases to lower-sulfur coal from the Company's Powder River operations. The Company does not anticipate a material impact on its results of operations or financial condition from the mine closure since this closure had been anticipated to take place within this time frame. The Company is evaluating the possibility of closing other mines, primarily in the Midwest, due to market conditions. Such closures are not expected to have a material impact on the Company's results of operations or financial condition.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. The Financial Accounting Standards Board recently issued SFAS No. 137, which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000 (effective April 1, 2001 for the Company). The Company is evaluating the requirements of this Statement and has not determined the impact of adoption on the consolidated financial statements.

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

The Company's State of Readiness - In 1998, the Company organized a company-wide Year 2000 compliance project, staffed with a diverse team of personnel representing all levels of the organization and also retained an outside consulting firm to assist in the year 2000 risk assessment and assist in ensuring the proper project structure and methodology to address the Year 2000 issue. With respect to IT systems, an assessment was completed and the Company is nearing the completion of the remediation, testing and implementation phases of the project whereby it is updating or replacing existing applications. These phases of the project began in calendar 1998 and will continue in calendar 1999. Software modifications are estimated to be more than 90% complete and the goal of management is to have all systems and equipment Year 2000 ready by October 1999.

Additionally, the Company also conducted an assessment of its non-IT technology which consists primarily of embedded technology at the Company's mining facilities (e.g., security systems, mine monitoring systems, plant operating systems, coal loading and scale facilities, equipment, etc.). The Company is also nearing the completion of the remediation, testing and implementation phases of its non-IT technology and plans to have sites Year 2000 ready by October 1999.

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

The Costs to Address the Company's Year 2000 Issues - The total cost of the project associated with the Year 2000 issue is estimated at approximately $7.4 million, which includes $2.3 million for the purchase of new software and hardware that will be capitalized and $5.1 million that will be expensed as incurred. To date, the Company has incurred approximately $4.1 million primarily for assessment of the Year 2000 issue, development of a modification plan, and fixing noncompliant programs. The Company believes that the total costs associated with modifying its current systems will not have a material adverse effect on its results of operations or financial position.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Navajo Nation

On June 18, 1999, The Navajo Nation served the Company's subsidiaries, Peabody Holding Company, Inc., Peabody Coal Company and Peabody Western Company, with a complaint which had been filed in the U. S. District Court for the District of Columbia. Other defendants in the litigation are two utilities, two current employees and one former employee. The Navajo Nation has alleged sixteen claims including civil Racketeers Influenced and Corrupt Organizations Act, or RICO, claims, fraud and tortious interference with contractual relationships. The plaintiff is seeking various remedies including actual damages of at least $600 million which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western Coal Company's two coal leases for the Kayenta and Black Mesa mines have terminated due to the failure of a condition and a reformation of the two coal leases to adjust the royalty rate to 20%. The Company believes this matter will be resolved without a material adverse effect on its financial condition or results of operations.

Minerals Management Service

The Minerals Management Service (MMS) issued a preliminary administrative decision in August 1992, determining that a Company subsidiary, subsequently merged into Powder River Coal Company, had underpaid royalties owed to the federal government. If the preliminary decision is ultimately determined to be correct, both as to the existence of the underpayment and the method of calculating the underpayment, the total alleged royalty deficiency amounts to approximately $7.5 million without interest. The subsidiary filed an administrative appeal of the MMS decision and that appeal has not been decided. Criminal and civil investigations were begun by the federal government in 1993 and 1996, respectively, to examine activities with respect to the transactions at issue in the administrative matter. The federal government recently advised that it decided not to bring criminal charges against the Company or its subsidiaries. To date, no civil complaint has been brought against the Company. If those claims, which may include claims for treble damages, are made and a case is successfully argued against the Company, the financial condition and results of operations of the Company may be adversely affected. The Company is very close to reaching a settlement in principle with the federal government on all civil claims related to the dispute. The Company believes that a settlement will be completed without a material adverse effect on its financial condition or results of operations.

Environmental Claims

Environmental claims have been asserted against a subsidiary of the Company at 18 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its Consolidated Balance Sheets. The liabilities for environmental cleanup-related costs recorded in the Consolidated Balance Sheet at June 30, 1999 were $57.9 million. This amount represents those costs that the Company believes are probable and reasonably estimable. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

See the Exhibit Index at page 20 of this report.

(b) Reports on Form 8-K.

During the first quarter of fiscal year 2000, the Company filed one current report on Form 8-K, dated June 24, 1999. The Form 8-K was filed to report, under Item 5, a news release issued by the Company discussing recent litigation involving the Navajo Nation.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      P&L COAL HOLDINGS CORPORATION

Date: August 12, 1999                 By:  /s/ GEORGE J. HOLWAY
                                      ------------------------------------------
                                                 George J. Holway
                                      Vice President and Chief Financial Officer
                                             (Principal Financial Officer)

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

        27 Financial Data Schedule (filed electronically with the SEC only).