Form 10-Q
period 1999-09-30
P&L COAL HOLDINGS CORP
filed 1999-11-04
CIK 1064728

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                                ------------------------------------------------
                                       or

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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                          P&L COAL HOLDINGS CORPORATION
            UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
                                 (In thousands)

                                                                                                                       Predecessor
                                                                                                                         Company
                                                                                                                     ---------------
                                      Quarter Ended       Quarter Ended      Six Months Ended     Period Ended        Period Ended
                                      September 30,       September 30,       September 30,       September 30,          May 19,
                                          1999                1998                1999               1998 <F1>             1998
                                     ---------------     ---------------     ---------------     ---------------     ---------------
REVENUES

     Sales                           $     621,638       $     535,860       $   1,224,003       $     780,877       $     278,930

     Other revenues                         26,354              21,638              54,665              39,288              13,478

                                     ---------------     ---------------     ---------------     ---------------     ---------------
          Total revenues                   647,992             557,498           1,278,668             820,165             292,408

OPERATING COSTS AND EXPENSES

     Operating costs and expenses         (523,846)           (464,534)         (1,035,195)           (677,281)           (246,801)

     Depreciation, depletion and
       amortization                        (60,803)            (51,783)           (125,299)            (77,474)            (26,218)

     Selling and administrative
       expenses                            (20,679)            (16,790)            (41,167)            (25,748)            (12,017)
                                     ---------------     ---------------     ---------------     ---------------     ---------------
OPERATING PROFIT                            42,664              24,391              77,007              39,662               7,372

     Interest expense                      (51,057)            (52,692)           (100,852)            (75,846)             (4,222)

     Interest income                         1,084               6,726               2,095               7,753               1,667
                                     ---------------     ---------------     ---------------     ---------------     ---------------
INCOME (LOSS) BEFORE INCOME TAXES           (7,309)            (21,575)            (21,750)            (28,431)              4,817

     Income tax (provision) benefit            196               6,903               2,480               8,472              (4,341)

     Minority interests                     (1,626)                -                (3,121)                -                   -
                                     ---------------     ---------------     ---------------     ---------------     ---------------
NET INCOME (LOSS)                    $      (8,739)      $     (14,672)      $     (22,391)      $     (19,959)      $         476
                                     ===============     ===============     ===============     ===============     ===============

<F1> Includes results for the six months ended September 30, 1998; however,  P&L
     Coal Holdings Corporation had no activity for the period April 1, 1998 to May 19, 1998. See accompanying notes to unaudited condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                   (Unaudited)
                                                                                                  September 30,        March 31,
                                                                                                      1999                1999
                                                                                                 ---------------     ---------------
ASSETS
Current assets
     Cash and cash equivalents                                                                   $     126,312       $     194,078
     Accounts receivable, less allowance for doubtful accounts of $177 for both periods                384,172             312,748
     Materials and supplies                                                                             52,791              53,978
     Coal inventory                                                                                    192,816             195,919
     Assets from power trading activities                                                              955,359           1,037,300
     Other current assets                                                                               78,073              38,438
                                                                                                 ---------------     ---------------
          Total current assets                                                                       1,789,523           1,832,461
Property, plant, equipment and mine development, net of accumulated depreciation,
  depletion and amortization of $307,090 and $193,492, respectively                                  4,800,458           4,797,945
Investments and other assets                                                                           391,544             393,525
                                                                                                 ---------------     ---------------
          Total assets                                                                           $   6,981,525       $   7,023,931
                                                                                                 ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Short-term borrowings and current maturities of long-term debt                              $      91,028       $      72,404
     Income taxes payable                                                                                6,054               7,308
     Liabilities from power trading activities                                                         547,623             638,062
     Accounts payable and accrued expenses                                                             701,178             627,734
                                                                                                 ---------------     ---------------
          Total current liabilities                                                                  1,345,883           1,345,508

Long-term debt, less current maturities                                                              2,433,182           2,469,975
Deferred income taxes                                                                                  770,768             780,175
Accrued reclamation and other environmental liabilities                                                506,584             498,032
Workers' compensation obligations                                                                      209,238             207,544
Accrued postretirement benefit costs                                                                   966,136             956,714
Obligation to industry fund                                                                             62,267              63,107
Other noncurrent liabilities                                                                           179,568             183,736
                                                                                                 ---------------     ---------------
          Total liabilities                                                                          6,473,626           6,504,791

Minority interests                                                                                      28,962              23,910

Stockholders' equity:
     Preferred Stock - $0.01 per share par value; 10,000,000 shares authorized,
          5,000,000 shares issued and outstanding                                                           50                  50
     Common Stock - Class A, $0.01 per share par value; 30,000,000 shares authorized,
          19,000,000 shares issued and outstanding                                                         190                 190
     Common Stock - Class B, $0.01 per share par value; 3,000,000 shares authorized,
          708,767 shares issued and outstanding                                                              7                   7
     Additional paid-in capital                                                                        484,772             484,772
     Employee stock loans                                                                               (2,965)             (2,331)
     Accumulated other comprehensive income                                                              9,083               2,333
     Retained earnings (accumulated deficit)                                                           (12,182)             10,209
     Treasury shares, at cost: 5,155 Class B shares as of September 30, 1999                               (18)                -
                                                                                                 ---------------     ---------------
          Total stockholders' equity                                                                   478,937             495,230
                                                                                                 ---------------     ---------------

               Total liabilities and stockholders' equity                                        $   6,981,525       $   7,023,931
                                                                                                 ===============     ===============



See accompanying notes to unaudited condensed consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
            UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (In thousands)

                                                                                                                       Predecessor
                                                                                                                         Company
                                                                                                                     ---------------
                                                                             Six Months Ended     Period Ended        Period Ended
                                                                              September 30,       September 30,          May 19,
                                                                                  1999                1998                1998
                                                                             ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $     (22,391)      $     (19,959)      $         476
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation, depletion and amortization                                        125,299              77,474              26,218
   Deferred income taxes                                                           (11,908)            (13,652)              2,835
   Amortization of debt discount and debt issuance costs                             8,362               6,133               1,379
   Net (gain) loss on property and equipment disposals                              (2,914)                 32                (328)
   Net gain on coal contract restructuring                                            (750)               (592)                -
   Minority interests                                                                3,121                 -                   -
   Changes in current assets and liabilities, excluding effects of acquisitions:
     Accounts receivable                                                           (71,577)             96,398            (132,065)
     Materials and supplies                                                          1,234               2,155                 881
     Coal inventory                                                                 11,520              22,025              (2,807)
     Other current assets                                                          (39,336)             17,068             (10,701)
     Accounts payable and accrued expenses                                          72,145            (114,570)             87,814
     Income taxes payable                                                             (695)             15,428               1,234
   Net assets from power trading activities                                         (8,498)             (6,836)              5,289
   Accrued reclamation and related liabilities                                      (8,697)             (1,516)             (1,622)
   Workers' compensation obligations                                                 1,694                 676              (2,156)
   Accrued postretirement benefit costs                                              9,422               3,239               6,092
   Obligation to industry fund                                                        (840)             (1,004)             (2,379)
   Royalty prepayment                                                                  -               135,903                 -
   Other, net                                                                      (18,226)            (12,819)            (10,619)
                                                                             ---------------     ---------------     ---------------
Net cash provided by (used in) operating activities                                 46,965             205,583             (30,459)
                                                                             ---------------     ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development                       (89,323)            (82,464)            (20,950)
Acquisitions, net                                                                  (30,239)         (1,994,635)                -
Contribution from minority interests                                                   704                 -                   -
Proceeds from coal contract restructuring                                              750               3,881                 328
Proceeds from property and equipment disposals                                       4,252                 -                 1,374
Proceeds from sale-leaseback transactions                                           24,245               5,170                 -
                                                                             ---------------     ---------------     ---------------
     Net cash used in investing activities                                         (89,611)         (2,068,048)            (19,248)
                                                                             ---------------     ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term borrowings                                                      7,165              29,743                 -
Proceeds from long-term debt                                                         8,291           1,833,755              53,597
Payments of long-term debt                                                         (39,655)           (154,542)            (19,423)
Capital contribution                                                                   -               480,000                 -
Dividends paid to stockholders                                                         -                   -              (173,330)
Dividends paid to minority interests                                                (1,093)                -                   -
Proceeds from affiliated loan                                                          -                    88             141,000
Advances from affiliates                                                               -                   -                21,693
                                                                             ---------------     ---------------     ---------------
     Net cash provided by (used in) financing activities                           (25,292)          2,189,044              23,537
Effect of exchange rate changes on cash and cash equivalents                           172                (329)               (292)
                                                                             ---------------     ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                               (67,766)            326,250             (26,462)
Cash and cash equivalents at beginning of period                                   194,078                 -                96,821
                                                                             ---------------     ---------------     ---------------
Cash and cash equivalents at end of period                                   $     126,312       $     326,250       $      70,359
                                                                             ===============     ===============     ===============



See accompanying notes to unaudited condensed consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated operations and balance sheets of P&L Coal Holdings Corporation (the "Company"), also known as Peabody Group. These financial statements include the subsidiaries of Peabody Holding Company, Inc. ("Peabody Holding Company"), Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch"), Citizens Power LLC ("Citizens Power") and Peabody Resources Holdings Pty. Ltd. ("Peabody Resources"), an Australian company (collectively, the "Predecessor Company" or "P&L Coal Group"). Through May 19, 1998, the Predecessor Company was a wholly owned indirect subsidiary of The Energy Group, PLC ("The Energy Group"). Effective May 20, 1998, the Predecessor Company was acquired by the Company. P&L Coal Holdings Corporation, a holding company with no direct operations and nominal assets other than its investment in its subsidiaries, was formed by Lehman Brothers Merchant Banking Partners II L. P. on February 27, 1998 for the purpose of acquiring the Predecessor Company and had no significant activity until the acquisition.

The accompanying condensed consolidated financial statements as of and for the quarter and six months ended September 30, 1999 and for the quarter and period ended September 30, 1998, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the quarter and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)   Reclassifications

Certain amounts in the prior periods have been reclassified to conform with the report classifications for the six months ended September 30, 1999, with no effect on previously reported operating results or stockholders' equity.

(3)   Comprehensive Income

The following table sets forth the components of comprehensive loss for the quarter and six months ended September 30, 1999, and the quarter and period ended September 30, 1998 (in thousands):

                                                          Quarter Ended       Quarter Ended     Six Months Ended      Period Ended
                                                          September 30,       September 30,       September 30,       September 30,
                                                              1999                1998                1999                1998
                                                         ---------------     ---------------     ---------------     ---------------
      Net loss                                           $      (8,739)      $     (14,672)      $     (22,391)      $     (19,959)
      Foreign currency translation adjustment                   (5,718)             (6,024)              6,750             (13,731)
                                                         ---------------     ---------------     ---------------     ---------------
      Comprehensive loss                                 $     (14,457)      $     (20,696)      $     (15,641)      $     (33,690)
                                                         ===============     ===============     ===============     ===============

(4)   Restructuring Liability

In conjunction with the acquisition of P&L Coal Group, the Company established a $39.4 million liability for estimated costs associated with a restructuring plan resulting from the business combination. The estimate was comprised of costs associated with exiting certain activities ("exit plan") and consolidating and restructuring certain management and administrative functions ("restructuring plan") and includes costs resulting from a plan to terminate or relocate employees. Costs associated with the restructuring and exit plans are being charged against the liability as incurred. The total costs charged against the liability for the quarter and six months ended September 30, 1999 are $2.4 million and $5.3 million, respectively. The cumulative net cash outlays and non-cash costs charged against the liability through September 30, 1999 are as follows (in thousands):

                                                                              Cash Outlays       Non-cash Costs          Total
                                                                             ---------------     ---------------     ---------------
      Restructuring plan                                                     $      24,000       $         -         $      24,000
      Exit plan                                                                      6,519               3,648              10,167
                                                                             ---------------     ---------------     ---------------
                                                                             $      30,519       $       3,648       $      34,167
                                                                             ===============     ===============     ===============

If the ultimate amount of cost expended is less than the remaining liability of $5.2 million, the excess will further reduce the cost of the acquisition. Any amount of cost exceeding the amount recorded as a liability will be included as a charge to operations in the period in which the adjustment is determined.

(5)   Business Segments

The Company's industry and geographic data for continuing operations are as follows:

      (In thousands)
                                                          Quarter Ended       Quarter Ended     Six Months Ended      Period Ended
                                                          September 30,       September 30,       September 30,       September 30,
                                                              1999                1998                1999                1998
                                                         ---------------     ---------------     ---------------     ---------------
      Revenues:
           U.S. Mining                                   $     585,590       $     518,309       $   1,171,488       $     752,884
           Non U.S. Mining                                      56,671              36,867              98,271              56,071
           Other                                                 5,731               2,322               8,909              11,210
                                                         ---------------     ---------------     ---------------     ---------------
                                                         $     647,992       $     557,498       $   1,278,668       $     820,165
                                                         ===============     ===============     ===============     ===============
      Operating profit (loss):
           U.S. Mining                                   $      32,545       $      22,660       $      61,530       $      29,197
           Non U.S. Mining                                      11,846               7,429              22,184              10,806
           Other                                                (1,727)             (5,698)             (6,707)               (341)
                                                         ---------------     ---------------     ---------------     ---------------
                                                         $      42,664       $      24,391       $      77,007       $      39,662
                                                         ===============     ===============     ===============     ===============
      Revenues:
           United States                                 $     591,321       $     520,631       $   1,180,397       $     764,094
           Foreign                                              56,671              36,867              98,271              56,071
                                                         ---------------     ---------------     ---------------     ---------------
                                                         $     647,992       $     557,498       $   1,278,668       $     820,165
                                                         ===============     ===============     ===============     ===============
      Operating profit:
           United States                                 $      30,818       $      16,962       $      54,823       $      28,856
           Foreign                                              11,846               7,429              22,184              10,806
                                                         ---------------     ---------------     ---------------     ---------------
                                                         $      42,664       $      24,391       $      77,007       $      39,662
                                                         ===============     ===============     ===============     ===============

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

The  Company's  policy is to  accrue  environmental  cleanup-related  costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its Consolidated Balance Sheets. The liabilities for environmental cleanup-related costs recorded in the Consolidated Balance Sheet at September 30, 1999 were $57.3 million. This amount represents those costs that the Company believes are probable and reasonably estimable. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the results of operations or financial position of the Company.

Other

In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material adverse effect on the results of operations or financial position of the Company.

(7)   Supplemental Guarantor/Non-guarantor Financial Information

In accordance with the indentures governing the Senior Notes and Senior Subordinated Notes, certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the debt associated with the purchase on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to investors. The following condensed historical financial statement information is provided for such Guarantor/Non-guarantor Subsidiaries.

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                    For the Quarter Ended September 30, 1999
                                 (In thousands)

                                         Parent            Guarantor          Non-guarantor
                                         Company          Subsidiaries        Subsidiaries        Eliminations        Consolidated
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Total revenues                       $         -               500,414       $     149,369       $      (1,791)      $     647,992
Costs and expenses:
  Operating costs and expenses                 -              (418,402)           (107,235)              1,791            (523,846)
  Depreciation, depletion and
    amortization                               -               (44,792)            (16,011)                -               (60,803)
  Selling and administrative
    expenses                                   -               (17,085)             (3,594)                -               (20,679)
  Interest expense                         (33,862)            (12,197)             (4,998)                -               (51,057)
  Interest income                              -                   976                 108                 -                 1,084
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Income (loss) before income taxes          (33,862)              8,914              17,639                 -                (7,309)
  Income tax (provision) benefit            10,130              (3,576)             (6,358)                -                   196
  Minority interests                           -                   -                (1,626)                -                (1,626)
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Net income (loss)                    $     (23,732)      $       5,338       $       9,655       $         -         $      (8,739)
                                     ===============     ===============     ===============     ===============     ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                    For the Quarter Ended September 30, 1998
                                 (In thousands)

                                         Parent            Guarantor          Non-guarantor
                                         Company          Subsidiaries        Subsidiaries        Eliminations        Consolidated
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Total revenues                       $         -         $     519,104       $      38,394       $         -         $     557,498
Costs and expenses:
  Operating costs and expenses                 -              (435,611)            (28,923)                -              (464,534)
  Depreciation, depletion and
    amortization                               -               (44,290)             (7,493)                -               (51,783)
  Selling and administrative
    expenses                                   -               (16,392)               (398)                -               (16,790)
  Interest expense                         (49,560)             (2,368)               (764)                -               (52,692)
  Interest income                            1,193               5,443                  90                 -                 6,726
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Income (loss) before income taxes          (48,367)             25,886                 906                 -               (21,575)
  Income tax (provision) benefit            12,098              (3,962)             (1,233)                -                 6,903
                                     ---------------     ---------------     ---------------     ---------------     ---------------

Net income (loss)                    $     (36,269)      $      21,924       $        (327)      $         -         $     (14,672)
                                     ===============     ===============     ===============     ===============     ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                   For the Six Months Ended September 30, 1999
                                 (In thousands)

                                         Parent            Guarantor          Non-guarantor
                                         Company          Subsidiaries        Subsidiaries        Eliminations        Consolidated
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Total revenues                       $         -         $   1,004,627       $     277,322       $      (3,297)      $   1,278,668
Costs and expenses:
  Operating costs and expenses                 -              (838,574)           (199,918)              3,297          (1,035,195)
  Depreciation, depletion and
    amortization                               -               (94,845)            (30,454)                -              (125,299)
  Selling and administrative
    expenses                                   -               (33,831)             (7,336)                -               (41,167)
  Interest expense                         (78,056)            (14,513)             (8,283)                -              (100,852)
  Interest income                              -                 1,905                 190                 -                 2,095
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Income (loss) before income taxes          (78,056)             24,785              31,521                 -               (21,750)
  Income tax (provision) benefit            21,107              (7,474)            (11,153)                -                 2,480
  Minority interests                           -                   -                (3,121)                -                (3,121)
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Net income (loss)                    $     (56,949)      $      17,311       $      17,247       $         -         $     (22,391)
                                     ===============     ===============     ===============     ===============     ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                     For the Period Ended September 30, 1998
                                 (In thousands)

                                         Parent            Guarantor          Non-guarantor
                                         Company          Subsidiaries        Subsidiaries        Eliminations        Consolidated
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Total revenues                       $         -         $     753,837       $      66,328       $         -         $     820,165
Costs and expenses:
  Operating costs and expenses                 -              (633,040)            (44,241)                -              (677,281)
  Depreciation, depletion and
    amortization                               -               (66,339)            (11,135)                -               (77,474)
  Selling and administrative
    expenses                                   -               (25,105)               (643)                -               (25,748)
  Interest expense                         (69,261)             (5,525)             (1,060)                -               (75,846)
  Interest income                            1,836               5,817                 100                 -                 7,753
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Income (loss) before income taxes          (67,425)             29,645               9,349                 -               (28,431)
  Income tax (provision) benefit            17,108              (4,950)             (3,686)                -                 8,472
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Net income (loss)                    $     (50,317)      $      24,695       $       5,663       $         -         $     (19,959)
                                     ===============     ===============     ===============     ===============     ===============

                          P&L Coal Holdings Corporation
           Unaudited Supplemental Condensed Consolidated Balance Sheet
                            As of September 30, 1999
                                 (In thousands)

                                         Parent            Guarantor          Non-guarantor
                                         Company          Subsidiaries        Subsidiaries        Eliminations        Consolidated
                                     ---------------     ---------------     ---------------     ---------------     ---------------
ASSETS
Current assets
    Cash and cash equivalents        $          20       $      71,511       $      54,781       $         -         $     126,312
    Accounts receivable                        732             241,126             167,829             (25,515)            384,172
    Inventories                                -               184,799              60,808                 -               245,607
    Assets from power trading
      activities                               -                   -               955,359                 -               955,359
    Other current assets                       342              49,311              28,420                 -                78,073
                                     ---------------     ---------------     ---------------     ---------------     ---------------
         Total current assets                1,094             546,747           1,267,197             (25,515)          1,789,523
Property, plant, equipment and mine
  development - at cost                        -             4,344,435             763,113                 -             5,107,548
Less accumulated depreciation, depletion
   and amortization                            -              (248,034)            (59,056)                -              (307,090)
                                     ---------------     ---------------     ---------------     ---------------     ---------------
                                               -             4,096,401             704,057                 -             4,800,458
Investments and other assets             1,943,792           1,448,121             155,085          (3,155,454)            391,544
                                     ---------------     ---------------     ---------------     ---------------     ---------------
         Total assets                $   1,944,886       $   6,091,269       $   2,126,339       $  (3,180,969)      $   6,981,525
                                     ===============     ===============     ===============     ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current
       maturities of long-term debt  $      20,367       $      21,601       $      49,060       $         -         $      91,028
    Payable to affiliates, net            (329,407)            331,152              (1,745)                -                   -
    Income taxes payable                       -                   -                 6,054                 -                 6,054
    Liabilities from power trading
      activities                               -                   -               547,623                 -               547,623
    Accounts payable and accrued            67,364             427,527             231,802             (25,515)            701,178
                                     ---------------     ---------------     ---------------     ---------------     ---------------
         Total current liabilities        (241,676)            780,280             832,794             (25,515)          1,345,883
Long-term debt, less current
  maturities                             1,707,625             177,551             548,006                 -             2,433,182
Deferred income taxes                          -               701,786              68,982                 -               770,768
Other noncurrent liabilities                   -             1,884,756              39,037                 -             1,923,793
                                     ---------------     ---------------     ---------------     ---------------     ---------------
         Total liabilities               1,465,949           3,544,373           1,488,819             (25,515)          6,473,626
Minority interests                             -                   -                28,962                 -                28,962
Stockholders' equity                       478,937           2,546,896             608,558          (3,155,454)            478,937
                                     ---------------     ---------------     ---------------     ---------------     ---------------
         Total liabilities and
           stockholders' equity      $   1,944,886       $   6,091,269       $   2,126,339       $  (3,180,969)      $   6,891,525
                                     ===============     ===============     ===============     ===============     ===============

                          P&L Coal Holdings Corporation
           Unaudited Supplemental Condensed Consolidated Balance Sheet
                              As of March 31, 1999
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
                                     ===============     ===============     ===============     ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current
       maturities of long-term debt  $      19,670       $      21,666       $      31,068       $         -         $      72,404
    Payable to affiliates, net             152,364            (151,199)             (1,165)                -                   -
    Income taxes payable                       -                   229               7,079                 -                 7,308
    Liabilities from power trading             -                   -               638,062                 -               638,062
    Accounts payable and accrued expenses   56,562             440,331             146,150             (15,309)            627,734
                                     ---------------     ---------------     ---------------     ---------------     ---------------
         Total current liabilities         228,596             311,027             821,194             (15,309)          1,345,508
Long-term debt, less current
  maturities                             1,737,536             173,364             559,075                 -             2,469,975
Deferred income taxes                          -               711,932              68,243                 -               780,175
Other noncurrent liabilities                   -             1,886,337              22,796                 -             1,909,133
                                     ---------------     ---------------     ---------------     ---------------     ---------------
         Total liabilities               1,966,132           3,082,660           1,471,308             (15,309)          6,504,791
Minority interests                             -                   -                23,910                 -                23,910
Stockholders' equity                       495,230           3,099,585             591,311          (3,690,896)            495,230
                                     ---------------     ---------------     ---------------     ---------------     ---------------
         Total liabilities and
           stockholders' equity        $ 2,461,362       $   6,182,245       $   2,086,529       $  (3,706,205)      $   7,023,931
                                     ===============     ===============     ===============     ===============     ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                   For the Six Months Ended September 30, 1999
                                 (In thousands)

                                         Parent            Guarantor          Non-guarantor
                                         Company          Subsidiaries        Subsidiaries        Eliminations        Consolidated
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Net cash provided by (used in)
  operating activities               $     (58,463)      $      70,474       $      34,954       $         -         $      46,965
                                     ---------------     ---------------     ---------------     ---------------     ---------------
   Additions to property, plant,
     equipment and mine development            -               (70,630)            (18,693)                -               (89,323)
   Acquisition, net                            -                   -               (30,239)                -               (30,239)
   Contribution from minority
     interests                                 -                   -                   704                 -                   704
   Proceeds from coal contract
     restructuring                             -                   750                 -                   -                   750
   Proceeds from property and
     equipment disposals                       -                 3,773                 479                 -                 4,252
   Proceeds from sale-leaseback
      transactions                             -                24,245                 -                   -                24,245
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Net cash used in investing activities          -               (41,862)            (47,749)                -               (89,611)
                                     ---------------     ---------------     ---------------     ---------------     ---------------
   Change in short-term borrowings             -                   -                 7,165                 -                 7,165
   Proceeds from long term debt                -                   -                 8,291                 -                 8,291
   Payments of long-term debt              (30,000)                (59)             (9,596)                -               (39,655)
   Dividends paid to minority interests         -                   -               (1,093)                -                (1,093)
   Net change in due to/from affiliates     88,483             (87,903)               (580)                -                   -
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Net cash provided by (used in)
   financing activities                     58,483             (87,962)              4,187                 -               (25,292)
   Effect of exchange rate changes
     on cash and equivalents                   -                   -                   172                 -                   172
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Net increase (decrease) in cash and
    equivalents                                 20             (59,350)             (8,436)                -               (67,766)
Cash and cash equivalents at
  beginning of period                          -                130,861              63,217                -               194,078
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Cash and cash equivalents at end
    of period                        $          20       $      71,511       $      54,781       $         -         $     126,312
                                     ===============     ===============     ===============     ===============     ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                     For the Period Ended September 30, 1998
                                 (In thousands)

                                         Parent            Guarantor          Non-guarantor
                                         Company          Subsidiaries        Subsidiaries        Eliminations        Consolidated
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Net cash provided by (used in)
  operating activities               $     (68,617)      $     271,259       $       2,941       $         -         4     205,583
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Additions to property, plant,
  equipment and mine development               -               (53,989)            (28,475)                -               (82,464)
Acquisitions, net                       (1,994,635)                -                   -                   -            (1,994,635)
Proceeds from coal contract
  restructuring                                -                 3,881                 -                   -                 3,881
Proceeds from sale-leaseback
  transactions                                 -                 5,002                 168                 -                 5,170
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Net cash used in investing
  activities                            (1,994,635)            (45,106)            (28,307)                -            (2,068,048)
                                     ---------------     ---------------     ---------------     ---------------     ---------------
   Change in short-term borrowings             -                   -                29,743                 -                29,743
   Proceeds from long-term debt          1,817,390                 -                16,365                 -             1,833,755
   Payments of long-term debt              (52,500)            (76,324)            (25,718)                -              (154,542)
   Capital contribution                    398,000                 -                82,000                 -               480,000
   Net change in due to/from               (22,489)             76,677             (54,100)                -                    88
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Net cash provided by financing
  activities                             2,140,401                 353              48,290                 -             2,189,044
   Effect of exchange rate changes
     on cash and equivalents                   -                   -                  (329)                -                  (329)
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Net increase in cash and cash
  equivalents                               77,149             226,506              22,595                 -               326,250
Cash and cash equivalents at
  beginning of period                          -                   -                   -                   -                   -
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Cash and cash equivalents at end
    of period                        $      77,149       $     226,506       $      22,595       $         -         $     326,250
                                     ===============     ===============     ===============     ===============     ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of comparison to prior year operating results, the results of operations and cash flows for the six months ended September 30, 1998 reflect the results of the Company from April 1 to September 30, 1998 (the Company acquired the Predecessor Company on May 19, 1998 and prior to such date had no separate operations) and the results of the Predecessor Company from April 1 to May 19, 1998.

The results of operations and cash flows for the period ended September 30, 1999 may not be directly comparable to the other periods indicated as a result of the effects of restatement of assets and liabilities to their estimated fair market value in accordance with the application of purchase accounting pursuant to Accounting Principles Board Opinion No. 16.

                                                          Quarter Ended       Quarter Ended      Six Months Ended   Six Months Ended
                                                          September 30,       September 30,       September 30,       September 30,
                                                              1999                1998                1999               1998 <F1>
                                                         ---------------     ---------------     ---------------     ---------------
      (In thousands)
      Revenues:
           Sales                                         $     621,638       $     535,860       $   1,224,003       $   1,059,807
           Other revenues
                                                                26,354              21,638              54,665              52,766
                                                         ---------------     ---------------     ---------------     ---------------
                Total revenues
                                                               647,992             557,498           1,278,668           1,112,573
      Operating costs and expenses
                                                              (605,328)           (533,107)         (1,201,661)         (1,065,539)
                                                         ---------------     ---------------     ---------------     ---------------
           Operating profit
                                                                42,664              24,391              77,007              47,034
      Interest expense
                                                               (51,057)            (52,692)           (100,852)            (80,068)
      Interest income
                                                                 1,084               6,726               2,095               9,420
                                                         ---------------     ---------------     ---------------     ---------------
           Loss before income taxes
                                                                (7,309)            (21,575)            (21,750)            (23,614)
      Income tax benefit
                                                                   196               6,903               2,480               4,131
      Minority interests
                                                                (1,626)                -                (3,121)                -
                                                         ---------------     ---------------     ---------------     ---------------
           Net loss                                      $      (8,739)      $     (14,672)      $     (22,391)      $     (19,483)
                                                         ===============     ===============     ===============     ===============

      Other Data:
      EBITDA <F2>                                         $     103,467       $      76,174       $     202,306       $     150,726

      Cash provided by (used in):
           Operating activities                                                                  $      46,965       $     175,124
           Investing activities                                                                        (89,611)         (2,087,296)
           Financing activities                                                                        (25,292)          2,212,581

      Tons sold (In millions)                                    47.9                42.4                94.5                83.8

<F1> Represents the combination of the results of operations for the period from
     May 20, 1998 to September 30, 1998 with those of the Predecessor Company for the period from April 1 to May 19, 1998.

<F2> EBITDA is defined as income before deducting net interest  expense,  income taxes,  minority  interests and  depreciation,  depletion and amortization.
     EBITDA  has been  reduced by costs  associated  with  reclamation,  retiree health care and workers' compensation. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. The amounts presented include EBITDA for Citizens Power of a $4.4 million loss, a $3.2 million loss and $0.4 million profit for the quarter ended September 30, 1998, the six months ended September 30, 1999 and the six months ended September 30, 1998, respectively. Citizens Power had EBITDA of zero for the quarter ended September 30, 1999.

Sales. Sales increased $85.7 million for the three months ended September 30, 1999 to $621.6 million, an increase of 16.0%. The current year results include sales from Black Beauty Coal Company (Black Beauty) of $84.3 million, which was accounted for under the equity method (and included as "Other Revenues") in the prior year. The Company increased its ownership interest in Black Beauty to 81.7% effective January 1, 1999. In addition, sales in Australia increased $19.2 million based upon higher customer demand and the acquisition of the Moura Mine. Overall sales volume increased 13.0% to 47.9 million tons for the three months ended September 30, 1999, primarily as a result of the inclusion of Black Beauty's 4.5 million tons in the current year and higher coal sales volumes in Australia. U.S. sales excluding Black Beauty declined $4.6 million as compared to the prior quarter, with improved pricing in the Powder River Basin more than offset by lower production due to operational difficulties, and weak demand and pricing in Appalachia. Sales from brokerage and trading activities declined $13.1 million, mainly due to the expiration of third party brokerage agreements.

For the six month period, sales increased $164.2 million, or 15.5%, with $164.9 million of the increase attributable to Black Beauty. Sales in Australia increased $20.6 million as a result of 27.1% higher sales volumes, partially offset by a decrease of $17.9 million in the U.S. due to the operational difficulties and weak demand in Appalachia offsetting higher pricing in the Powder River Basin. Sales volumes increased 12.8% to 94.5 million tons on a year-to-date basis, including 8.7 million tons at Black Beauty.

Other Revenues. Other revenues increased $4.8 million for the three month period, due to the completion of a power contract restructuring by Citizens Power during the second quarter and higher coal royalty income.

For the six months ended September 30, 1999, other revenues increased $1.9 million as a result of higher coal royalty income that was partially offset by lower revenues at Citizens Power on a year-to-date basis.

Operating Profit. Operating profit for the second quarter increased $18.3 million to $42.7 million. At the U.S. mining locations, operating profit improved $13.1 million, which includes an increase related to Black Beauty's consolidated results of $6.9 million. The remainder of the increase in the U.S. mining operations was due to higher productivity and lower costs in the Midwest and improved pricing in the Powder River Basin, partially offset by lower profitability in the Southwest due to lower production to reduce coal inventories. In addition, unfavorable operating difficulties in Appalachia were partially offset by the recognition of $4.6 million as a credit for Black Lung excise tax overpayments on export shipments in prior periods. Operating profit in Australia increased $4.4 million, primarily as a result of higher volumes and lower repair and maintenance expenses, while Citizens Power's operating profit increased $4.3 million due to improved power contract restructuring results.

For the six months ended September 30, 1999, operating profit increased $30.0 million over the prior year, or 63.8%. Operating profit in the U.S. increased $36.6 million, including a $12.4 million increase associated with Black Beauty, lower costs and higher productivity in the Midwest and improved pricing at Powder River, partially offset by lower profitability due to the inventory reductions in the Southwest discussed above. In addition, the Midwest operations include a $5.1 million reduction in reclamation costs as a result of receiving regulatory approval for a less costly reclamation plan at a Midwestern mine during the first quarter of fiscal year 2000, and the Appalachian operations include $4.6 million of excise tax credits recognized as discussed above.

Operating  profit in  Australia  for the six months  ended  September  30,  1999 increased $8.4 million as a result of higher sales volumes, lower than anticipated repair and maintenance expenses, and the inclusion of the results of operations of the Moura Mine that was acquired during the second quarter. Citizens Power experienced a decline of $3.6 million, due to lower trading gains and power contract restructuring activity compared to the prior year.

Interest Expense. Interest expense increased $20.9 million over the prior six month period, as the prior year period only includes indebtedness from the May 20, 1998 acquisition date forward.

Income Taxes. The Company's effective book income tax rate for the quarter and six months ended September 30, 1999 was 2.7% and 11.4%, respectively, as compared to 32.0% and 17.5% for the corresponding periods of fiscal year 1999. The prior year income tax provision reflects higher deferred tax expense as a result of the reduction in the deferred tax asset related to employee liabilities (without a corresponding current tax benefit). The effective tax rate is primarily impacted by two factors - the percentage depletion tax deduction utilized by the Company and its U.S. subsidiaries that creates an alternative minimum tax situation, and the level of contribution by the Australian business to the consolidated results of operations, which is taxed at a higher rate than the U.S. Based upon these factors, the Company anticipates that adjustments to the effective tax rate will be necessary on a quarterly basis.

Liquidity and Capital Resources

Net cash provided by operating activities was $47.0 million for the first half of fiscal year 2000, a decrease of $128.1 million. The prior year results include the monetization of a royalty stream that resulted in a prepayment of $135.9 million.

Excluding  acquisitions,  net cash used in investing  activities  improved $33.3 million, mainly as a result of higher proceeds from asset sales, and sale-leaseback transactions. The prior year results also include the acquisition of the Predecessor Company for approximately $2 billion, while the current year results include the acquisition of the Moura Mine in Australia for $30.2 million. As of September 30, 1999, the Company had $112.0 million of committed capital expenditures that are primarily related to coal reserves and mining equipment. It is anticipated these capital expenditures will be funded through available cash and credit facilities.

Net cash used in financing activities for the six months ended September 30, 1999 was $25.3 million, as compared to the prior year's proceeds of $2.2 billion. The prior year results include the financing of the acquisition of the Predecessor Company of $1.8 billion and the related equity contribution of $480.0 million, while the current year results include borrowings to fund the Moura acquisition.

As of September 30, 1999, the Company had total indebtedness of $2,524.2 million, consisting of the following:

      (In millions)

      Term loans under senior credit facilities          $      810.0
      9.625% Senior Subordinated Notes due 2008
        ("Senior Subordinated Notes")                           498.7
      8.875% Senior Notes due 2008 ("Senior Notes")             398.9
      Non-Recourse Debt (Citizens Power)                        325.9
      5.000% Subordinated Note (Peabody Holding Company)        195.2
      Senior unsecured notes under various agreements
        (Black Beauty Coal Company)                             107.1
      Project finance facility (Peabody Resources)               73.2
      Bank loan facility (Black Beauty Coal Company)             36.3
      Capital lease obligations                                  26.2
      Other                                                      52.7
                                                         ---------------
                                                         $     2,524.2
                                                         ===============


The Senior Credit Facilities include a Revolving Credit Facility that provides for aggregate borrowings of up to $150.0 million and letters of credit of up to $330.0 million. The Company had no borrowings outstanding under the Revolving Credit Facility during either period. Interest rates on the revolving loans under the Revolving Credit Facility are based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facilities) at the Company's option. On October 1, 1998, the Company entered into two interest rate swaps to fix the interest cost on $500 million of long-term debt outstanding under the Term Loan Facility. The Company will pay a fixed rate of approximately 7.0% on $300 million of such long-term debt for a period of three years ending October 1, 2001, and on $200 million of such long-term debt for two years ending October 1, 2000. The Revolving Credit Facility commitment matures in fiscal year 2005.

The Revolving Credit Facility and related Term Loan Facility also contain certain restrictions and limitations including, but not limited to, financial covenants that will require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. In addition, the Senior Credit Facilities prohibit the Company from allowing its Restricted Subsidiaries (which include all Guarantors) to create or otherwise cause any encumbrance or restriction on the ability of any such Restricted Subsidiary to pay any dividends or make certain other upstream payments subject to certain exceptions.

The following table sets forth the  amortization  schedule for the Senior Credit
Facilities:

      (In millions)
                                       Term Loan A       Term Loan B
                                     ---------------     ----------------
            Fiscal Year:
                2000                 $         -         $         -
                2001                           -                   -
                2002                         22.50                 -
                2003                         68.75                 -
                2004                         93.75                 -
                2005                         25.00               64.00
                2006                           -                408.25
                2007                           -                127.75
                                     ---------------     ---------------
                                     $      210.00       $      600.00
                                     ===============     ===============

The indentures governing the Senior Notes and Senior Subordinated Notes permit the Company and its Restricted Subsidiaries (which include all subsidiaries of the Company except Citizens Power and its subsidiaries) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, among other customary restrictive covenants, the indentures prohibit the Company and its Restricted Subsidiaries from creating or otherwise causing any encumbrance or restriction on the ability of any Restricted Subsidiary that is not a Guarantor to pay dividends or to make certain other upstream payments to the Company or any of its Restricted Subsidiaries (subject to certain exceptions). The Company was in compliance with all of the restrictive covenants of its loan agreements as of September 30, 1999.

Other

Mine Suspensions. In July 1999, the Company announced the suspension of operations at the Marissa Operating Unit in Illinois effective October 1999. The Marissa Operating Unit, which shipped 4.4 million tons of coal in fiscal year 1999, has been unsuccessful in attempts to secure additional business after its principal customer began shifting its supply to lower-sulfur coal from the Company's Powder River operations. However, the Company is attempting to identify additional sources of revenue that would allow the mine to continue to operate. The Company does not anticipate a material adverse impact on its results of operations or financial position from the mine suspension.

In addition, in October 1999 the Company provided notices to employees at the Lynnville and Hawthorn mines in Indiana that each of the mines would suspend operations on or before December 31, 1999. The suspension of operations at these locations is not anticipated to materially affect the consolidated results of operations or financial position, as the Company anticipates these mines' primary customers will purchase coal from Black Beauty Coal Company. Finally, the Company is evaluating the possibility of closing other mines due to market conditions. Such suspensions are not expected to have a material adverse impact on the Company's results of operations or financial condition.

Status of West Virginia Mountaintop Mining. On October 20, 1999, the U.S. District Court for the Southern District of West Virginia issued a permanent injunction against the West Virginia Department of Environmental Protection in a mountaintop-mining lawsuit. As interpreted by the Director of the Department of Environmental Protection, the injunction prohibits the Department from approving any new permits that would authorize the placement of excess spoil in intermittent and perennial streams for the primary purpose of waste disposal. The Department also interpreted the injunction to affect certain existing coal refuse ponds, sediment ponds and mountaintop mining operations.

The Department has filed an appeal of the decision with the Fourth Circuit Court of Appeals. On October 29, 1999, the District Court issued a stay of its decision pending a resolution of the appeal. The Company does not believe this court order will have any immediate effect on its West Virginia mines. The Company is analyzing the potential long-term impact on its mines and coal reserves.

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

The Company's State of Readiness - The Company believes it has taken the necessary steps, including contingency planning, to be prepared for the arrival of the Year 2000. The Company does not anticipate any material adverse financial impacts to its business from the "Year 2000 Issue". However, while the Company's Year 2000 efforts have included communication with its critical business partners, the Company cannot provide a representation on behalf of these third parties.

The Costs to Address the Company's Year 2000 Issues - The total cost of the project associated with the Year 2000 issue is estimated at approximately $5.8 million, which includes $2.4 million for the purchase of new software and hardware that will be capitalized and $3.4 million that will be expensed as incurred. To date, the Company has incurred approximately $5.3 million primarily for assessment of the Year 2000 issue, development of a modification plan, and correcting non-compliant items. The Company believes that the total costs associated with these modifications will not have a material adverse effect on its results of operations or financial position. However, the costs of the project are based on management's best estimates, which were derived utilizing numerous assumptions.

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

The Company is also dependent on third parties such as its customers, suppliers, service providers and other business partners. If these or other third parties with whom the Company conducts business fail to adequately address Year 2000 Issues, the Company could experience a negative impact on its results of operations and financial position. For example, the failure of carriers, power generators and/or telecommunications companies to have Year 2000 compliant internal systems could impact the Company's production and/or shipment of coal.

The Company's Contingency Plans - The Company has developed and will continue to refine comprehensive contingency plans to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness. This effort is ongoing and will continue to be evaluated as new information becomes available.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Navajo Nation

On June 18, 1999, The Navajo Nation served the Company's subsidiaries, Peabody Holding Company, Inc., Peabody Coal Company and Peabody Western Coal Company, with a complaint that had been filed in the U. S. District Court for the District of Columbia. Other defendants in the litigation are two utilities, two current employees and one former employee. The Navajo Nation has alleged sixteen claims including civil Racketeer Influenced and Corrupt Organizations Act, or RICO, claims, fraud and tortious interference with contractual relationships. The plaintiff is seeking various remedies including actual damages of at least $600 million which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western Coal Company's two coal leases for the Kayenta and Black Mesa mines have terminated due to the failure of a condition and a reformation of the two coal leases to adjust the royalty rate to 20%. All defendants have filed a Motion to Dismiss the complaint. The Company believes this matter will be resolved without a material adverse effect on its financial condition or results of operations.

Minerals Management Service

The Minerals Management Service (MMS) issued a preliminary administrative decision in August 1992, determining that a subsidiary of the Company, subsequently merged into Powder River Coal Company, had underpaid royalties owed to the federal government. On October 15, 1999, the Company signed a settlement agreement with the federal government on all civil claims related to the dispute. The Company agreed to pay $11 million in two installments, which will be charged against a previously established reserve.

Environmental Claims

Environmental claims have been asserted against a subsidiary of the Company at 18 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

The  Company's  policy is to  accrue  environmental  cleanup-related  costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its Consolidated Balance Sheets. The liabilities for environmental cleanup-related costs recorded in the Consolidated Balance Sheet at September 30, 1999 were $57.3 million. This amount represents those costs that the Company believes are probable and reasonably estimable. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the results of operations or financial position of the Company.

Other

In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material adverse effect on the results of operations or financial position of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     See the Exhibit Index at page 21 of this report.

(b)  Reports on Form 8-K

     None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              P&L COAL HOLDINGS CORPORATION

Date: November 4, 1999        By: /s/ RICHARD A. NAVARRE
                                  ----------------------------------------------
                                          Richard A. Navarre
                              Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

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