Form 10-Q
period 1999-12-31
P&L COAL HOLDINGS CORP
filed 2000-02-14
CIK 1064728

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1999
                                ------------------------------------------------
                                       or

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

 X Yes             No

 -----           ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          P&L COAL HOLDINGS CORPORATION
            UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
                                 (In thousands)




                                                                                                                     Predecessor
                                                                                     Nine Months                       Company
                                                    Quarter Ended   Quarter Ended       Ended       Period Ended   ---------------
                                                     December 31,    December 31,    December 31,    December 31,   Period Ended
                                                        1999            1998            1999          1998<F1>      May 19, 1998
                                                   --------------- --------------- --------------- --------------- ---------------
REVENUES

     Sales                                         $      635,340  $      546,620  $    1,859,343  $    1,327,497  $      278,930
     Other revenues                                        35,385          35,984          90,050          75,272          13,478
                                                   --------------- --------------- --------------- --------------- ---------------
          Total revenues                                  670,725         582,604       1,949,393       1,402,769         292,408

OPERATING COSTS AND EXPENSES

     Operating costs and expenses                         542,052         460,042       1,577,247       1,137,323         246,801
     Depreciation, depletion and amortization              61,150          53,124         186,449         130,598          26,218
     Selling and administrative expenses                   22,229          18,353          63,396          44,101          12,017
                                                   --------------- --------------- --------------- --------------- ---------------
OPERATING PROFIT                                           45,294          51,085         122,301          90,747           7,372

     Interest expense                                      49,545          47,369         150,397         123,215           4,222
     Interest income                                         (818)         (4,686)         (2,913)        (12,439)         (1,667)
                                                   --------------- --------------- --------------- --------------- ---------------
INCOME (LOSS) BEFORE INCOME TAXES                          (3,433)          8,402         (25,183)        (20,029)          4,817

     Income tax provision (benefit)                         1,242           3,284          (1,238)         (5,188)          4,341
     Minority interests                                     5,395             -             8,516             -               -
                                                   --------------- --------------- --------------- --------------- ---------------
NET INCOME (LOSS)                                  $      (10,070) $        5,118  $      (32,461) $      (14,841) $          476
                                                   =============== =============== =============== =============== ===============

<F1> Includes results for the nine months ended December 31, 1998;  however, P&L
     Coal Holdings Corporation had no activity for the period April 1, 1998 to May 19, 1998.

See accompanying notes to unaudited condensed consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     (Unaudited)
                                                     December 31,     March 31,
                                                         1999            1999
                                                   --------------- ---------------
ASSETS
Current assets
     Cash and cash equivalents                     $       87,493  $      194,078
     Accounts receivable, less allowance for
       doubtful accounts of $1,326 and $177
       as of December 31, 1999 and March 31, 1999,
       respectively                                       330,040         312,748
     Materials and supplies                                51,108          53,978
     Coal inventory                                       184,549         195,919
     Assets from power trading activities                 790,669       1,037,300
     Other current assets                                  69,521          38,438
                                                   --------------- ---------------
        Total current assets                            1,513,380       1,832,461

Property, plant, equipment and mine development,
  net of accumulated depreciation, depletion
  and amortization of $360,870 and $193,492,
  respectively                                          4,785,969       4,797,945
Investments and other assets                              380,682         393,525
                                                   --------------- ---------------
        Total assets                               $    6,680,031  $    7,023,931
                                                   =============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

     Short-term borrowings and current maturities
       of long-term debt                           $       76,434  $       72,404
     Income taxes payable                                  11,659           7,308
     Liabilities from power trading activities            391,956         638,062
     Accounts payable and accrued expenses                593,400         627,734
                                                   --------------- ---------------
        Total current liabilities                       1,073,449       1,345,508
Long-term debt, less current maturities                 2,430,070       2,469,975
Deferred income taxes                                     757,427         780,175
Accrued reclamation and other environmental
  liabilities                                             504,936         498,032
Workers' compensation obligations                         209,849         207,544
Accrued postretirement benefit costs                      968,911         956,714
Obligation to industry fund                                62,704          63,107
Other noncurrent liabilities                              168,955         183,736
                                                   --------------- ---------------
        Total liabilities                               6,176,301       6,504,791

Minority interests                                         32,065          23,910

Stockholders' equity:
     Preferred Stock - $0.01 per share par value;
       10,000,000 shares authorized, 5,000,000
       shares issued and outstanding                           50              50
     Common Stock - Class A, $0.01 per share par
       value; 30,000,000 shares authorized,
       19,000,000 shares issued and outstanding               190             190
     Common Stock - Class B, $0.01 per share par
       value; 3,000,000 shares authorized,
       708,767 shares issued and 698,457 and
       708,767 shares outstanding, respectively                 7               7
     Additional paid-in capital                           484,772         484,772
     Employee stock loans                                  (2,943)         (2,331)
     Accumulated other comprehensive income                11,878           2,333
     Retained earnings (accumulated deficit)              (22,252)         10,209
     Treasury shares, at cost: 10,310 Class B
       shares as of December 31, 1999                         (37)            -
                                                   --------------- ---------------
        Total stockholders' equity                        471,665         495,230
                                                   --------------- ---------------
          Total liabilities and stockholders'
            equity                                 $    6,680,031  $    7,023,931
                                                   =============== ===============

See accompanying notes to unaudited condensed consolidated financial statements.

            P&L COAL HOLDINGS CORPORATION
     UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                   (In thousands)
                                                                                     Predecessor
                                                     Nine Months                       Company
                                                       Ended        Period Ended   ---------------
                                                     December 31,    December 31,   Period Ended
                                                        1999            1998        May 19, 1998
                                                   --------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $      (32,461) $      (14,841) $          476
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
    Depreciation, depletion and amortization              186,449         130,598          26,218
    Deferred income taxes                                 (16,291)        (23,066)          2,835
    Amortization of debt discount and debt
      issuance costs                                       13,637          12,273           1,379
    Net gain on property and equipment disposals           (4,182)            -              (328)
    Net gain on coal contract restructuring               (12,957)         (5,300)            -
    Minority interests                                      8,516             -               -
    Stock compensation                                        -             3,924             -
    Changes in current assets and liabilities,
      excluding effects of acquisitions:
        Accounts receivable                               (17,174)         21,091        (132,065)
        Materials and supplies                              2,962           1,079             881
        Coal inventory                                     20,171          20,034          (2,807)
        Other current assets                              (30,586)          5,167         (10,701)
        Accounts payable and accrued expenses             (36,342)        (84,729)         87,814
        Income taxes payable                                4,818          19,152           1,234
    Net assets from power trading activities                  525          (2,079)          5,289
    Accrued reclamation and related liabilities           (10,609)            760          (1,622)
    Workers' compensation obligations                       2,305             324          (2,156)
    Accrued postretirement benefit costs                   12,197           8,912           6,092
    Obligation to industry fund                              (403)         (1,957)         (2,379)
    Royalty prepayment                                        -           135,903             -
    Other, net                                            (44,109)         (8,394)        (10,619)
                                                   --------------- --------------- ---------------
      Net cash provided by (used in) operating
        activities                                         46,466         218,851         (30,459)
                                                   --------------- --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and
  mine development                                       (124,030)       (133,514)        (20,950)
Acquisitions, net                                         (44,203)     (1,994,635)            -
Contribution from minority interests                          704             -               -
Proceeds from coal contract restructuring                  21,877           3,889             328
Proceeds from property and equipment disposals              6,736             -             1,374
Proceeds from sale-leaseback transactions                  34,234           8,392             -
                                                   --------------- --------------- ---------------
      Net cash used in investing activities              (104,682)     (2,115,868)        (19,248)
                                                   --------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term borrowings                            (5,640)        (25,812)            -
Proceeds from long-term debt                               11,547       1,890,100          53,597
Payments of long-term debt                                (52,264)       (179,028)        (19,423)
Capital contribution                                          -           480,000             -
Dividends paid to stockholders                                -               -          (173,330)
Dividends paid to minority interests                       (2,292)            -               -
Proceeds from affiliated loan                                 -              (940)        141,000
Advances from affiliates                                      -               -            21,693
                                                   --------------- --------------- ---------------
      Net cash provided by (used in) financing
        activities                                        (48,649)      2,164,320          23,537

Effect of exchange rate changes on cash and cash
  equivalents                                                 280            (197)           (292)
                                                   --------------- --------------- ---------------
Net increase (decrease) in cash and cash
  equivalents                                            (106,585)        267,106         (26,462)

Cash and cash equivalents at beginning of period          194,078             -            96,821
                                                   --------------- --------------- ---------------
Cash and cash equivalents at end of period         $       87,493  $      267,106  $       70,359
                                                   =============== =============== ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated operations and balance sheets of P&L Coal Holdings Corporation (the "Company"), also known as Peabody Group. These financial statements include the subsidiaries of Peabody Holding Company, Inc. ("Peabody Holding Company"); Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch"); Citizens Power LLC ("Citizens Power"); and Peabody Resources Holdings Pty. Ltd. ("Peabody Resources"), an Australian company (collectively, the "Predecessor Company" or "P&L Coal Group"). Through May 19, 1998, the Predecessor Company was a wholly owned indirect subsidiary of The Energy Group, PLC ("The Energy Group"). Effective May 20, 1998, the Predecessor Company was acquired by the Company. P&L Coal Holdings Corporation, a holding company with no direct operations and nominal assets other than its investment in its subsidiaries, was formed by Lehman Brothers Merchant Banking Partners II L. P. on February 27, 1998 for the purpose of acquiring the Predecessor Company and had no significant activity until the acquisition.

The accompanying condensed consolidated financial statements as of and for the quarter and nine months ended December 31, 1999 and for the quarter and period ended December 31, 1998, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the quarter and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)  Reclassifications

Certain amounts in the prior periods have been reclassified to conform with the report classifications for the nine months ended December 31, 1999, with no effect on previously reported operating results or stockholders' equity.

(3)  Comprehensive Income

The following table sets forth the components of comprehensive income (loss) for the quarter and nine months ended December 31, 1999, and the quarter and period ended December 31, 1998 (in thousands):

                                                                                     Nine Months
                                                    Quarter Ended   Quarter Ended       Ended       Period Ended
                                                     December 31,    December 31,    December 31,    December 31,
                                                        1999            1998            1999            1998
                                                   --------------- --------------- --------------- ---------------
     Net income (loss)                             $      (10,070) $        5,118  $      (32,461) $      (14,841)
     Foreign currency translation adjustment                2,795           8,396           9,545          (5,335)
                                                   --------------- --------------- --------------- ---------------
     Comprehensive income (loss)                   $       (7,275) $       13,514  $      (22,916) $      (20,176)
                                                   =============== =============== =============== ===============

(4)  Restructuring Liability

In conjunction with the acquisition of P&L Coal Group, the Company established a $39.4 million liability for estimated costs associated with a restructuring plan resulting from the business combination. The estimate was comprised of costs associated with exiting certain activities ("exit plan") and consolidating and restructuring certain management and administrative functions ("restructuring plan") and includes costs resulting from a plan to terminate or relocate employees. Costs associated with the restructuring and exit plans are being charged against the liability as incurred. The total costs charged against the liability for the quarter and nine months ended December 31, 1999 are $0.7 million and $6.1 million, respectively. The cumulative net cash outlays and non-cash costs charged against the liability through December 31, 1999 are as follows (in thousands):

                                                    Cash Outlays   Non-cash Costs       Total
                                                   --------------- --------------- ---------------
     Restructuring plan                            $       24,612  $          -    $       24,612
     Exit plan                                              6,643           3,648          10,291
                                                   --------------- --------------- ---------------
                                                   $       31,255  $        3,648  $       34,903
                                                   =============== =============== ===============

The exit plan was completed in the third quarter and the liability was reduced by $3.8 million to reflect the most recent cost estimates. This amount was recorded as an adjustment to the cost of the acquisition. The majority of the adjustment relates to lower exit plan costs than originally estimated. The $0.7 million remaining liability relates to residual spending, including continuing lease costs at administrative offices that were vacated as part of the restructuring plan. If the ultimate amount of cost expended is less than the $0.7 million remaining liability, the cost of the acquisition will be further reduced.

(5)  Business Segments

The Company's industry and geographic data for continuing operations are as follows:

     (In thousands)
                                                                                     Nine Months
                                                    Quarter Ended   Quarter Ended       Ended        Period Ended
                                                     December 31,    December 31,    December 31,    December 31,
                                                        1999            1998            1999            1998
                                                   --------------- --------------- --------------- ---------------
     Revenues:
       U.S. Mining                                 $      595,923  $      532,696  $    1,767,411  $    1,285,580
       Non U.S. Mining                                     71,660          41,739         169,931          97,810
       Other<F1>                                            3,142           8,169          12,051          19,379
                                                   --------------- --------------- --------------- ---------------
                                                   $      670,725  $      582,604  $    1,949,393  $    1,402,769
                                                   =============== =============== =============== ===============
     Operating profit (loss):
       U.S. Mining                                 $       34,547  $       36,771  $       96,077  $       65,968
       Non U.S. Mining                                     14,951          12,963          37,135          23,769
       Other<F1>                                           (4,204)          1,351         (10,911)          1,010
                                                   --------------- --------------- --------------- ---------------
                                                   $       45,294  $       51,085  $      122,301  $       90,747
                                                   =============== =============== =============== ===============
     Revenues:
       United States                               $      599,065       $ 540,865     $ 1,779,462  $    1,304,959
       Foreign                                             71,660          41,739         169,931          97,810
                                                   --------------- --------------- --------------- ---------------
                                                   $      670,725  $      582,604  $    1,949,393  $    1,402,769
                                                   =============== =============== =============== ===============
     Operating profit:
       United States                               $       30,343  $       38,122  $       85,166  $       66,978
       Foreign                                             14,951          12,963          37,135          23,769
                                                   --------------- --------------- --------------- ---------------
                                                   $       45,294  $       51,085  $      122,301  $       90,747
                                                   =============== =============== =============== ===============

<F1> Primarily  consists of Citizens  Power,  a  subsidiary  of the Company that engages in electricity contract restructurings and electricity, gas and oil trading.

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

The  Company's  policy is to  accrue  environmental  cleanup-related  costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its Consolidated Balance Sheets. The liabilities for environmental cleanup-related costs recorded in the Consolidated Balance Sheet at December 31, 1999 were $56.3 million. This amount represents those costs that the Company believes are probable and reasonably estimable. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the results of operations or financial position of the Company.

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

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                     For the Quarter Ended December 31, 1999
                                 (In thousands)

                                                       Parent         Guarantor     Non-guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Total revenues                                     $          -    $      489,441  $      183,302  $       (2,018) $      670,725
Costs and expenses:
  Operating costs and expenses                                -           424,044         120,026          (2,018)        542,052
  Depreciation, depletion and amortization                    -            45,152          15,998             -            61,150
  Selling and administrative expenses                         -            17,334           4,895             -            22,229
  Interest expense                                         43,203          23,965           4,620         (22,243)         49,545
  Interest income                                         (17,100)         (5,720)           (241)         22,243            (818)
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) before income taxes                         (26,103)        (15,334)         38,004             -            (3,433)
  Income tax provision (benefit)                           (9,683)         (2,010)         12,935             -             1,242
  Minority interests                                          -               -             5,395             -             5,395
                                                   --------------- --------------- --------------- --------------- ---------------
Net income (loss)                                  $      (16,420) $      (13,324) $       19,674  $          -    $      (10,070)
                                                   =============== =============== =============== =============== ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                     For the Quarter Ended December 31, 1998
                                 (In thousands)
                                                       Parent         Guarantor     Non-guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Total revenues                                     $          -    $      536,674  $       45,930  $          -    $      582,604
Costs and expenses:
  Operating costs and expenses                                -           431,694          28,348             -           460,042
  Depreciation, depletion and amortization                    -            45,376           7,748             -            53,124
  Selling and administrative expenses                         -            19,319            (966)            -            18,353
  Interest expense                                         47,437            (586)            518             -            47,369
  Interest income                                            (639)         (3,431)           (616)            -            (4,686)
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) before income taxes                         (46,798)         44,302          10,898             -             8,402
  Income tax provision (benefit)                           (8,673)          7,526           4,431             -             3,284
                                                   --------------- --------------- --------------- --------------- ---------------
Net income (loss)                                  $      (38,125)  $      36,776  $        6,467  $          -    $        5,118
                                                   =============== =============== =============== =============== ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                   For the Nine Months Ended December 31, 1999
                                 (In thousands)
                                                       Parent         Guarantor     Non-guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Total revenues                                     $          -    $    1,494,084  $      460,624  $       (5,315) $    1,949,393
Costs and expenses:
  Operating costs and expenses                                -         1,262,618         319,944          (5,315)      1,577,247
  Depreciation, depletion and amortization                    -           139,997          46,452             -           186,449
  Selling and administrative expenses                         -            51,165          12,231             -            63,396
  Interest expense                                        130,949          48,684          12,903         (42,139)        150,397
  Interest income                                         (26,790)        (17,831)           (431)         42,139          (2,913)
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) before income taxes                        (104,159)          9,451          69,525             -           (25,183)
  Income tax provision (benefit)                          (30,790)          5,464          24,088             -            (1,238)
  Minority interests                                          -               -             8,516             -             8,516
                                                   --------------- --------------- --------------- --------------- ---------------
Net income (loss)                                  $      (73,369) $        3,987  $       36,921  $          -    $      (32,461)
                                                   =============== =============== =============== =============== ===============


                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                     For the Period Ended December 31, 1998
                                 (In thousands)
                                                       Parent         Guarantor     Non-guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Total revenues                                     $          -    $    1,290,511  $      112,258  $          -    $    1,402,769
Costs and expenses:
  Operating costs and expenses                                -         1,064,734          72,589             -         1,137,323
  Depreciation, depletion and amortization                    -           111,715          18,883             -           130,598
  Selling and administrative expenses                         -            44,424            (323)            -            44,101
  Interest expense                                        116,698           4,939           1,578             -           123,215
  Interest income                                          (2,475)         (9,248)           (716)            -           (12,439)
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) before income taxes                        (114,223)         73,947          20,247             -           (20,029)
  Income tax provision (benefit)                          (25,781)         12,476           8,117             -            (5,188)
                                                   --------------- --------------- --------------- --------------- ---------------
Net income (loss)                                  $      (88,442) $       61,471  $       12,130  $          -    $      (14,841)
                                                   =============== =============== =============== =============== ===============

                          P&L Coal Holdings Corporation
          Unaudited Supplemental Condensed Consolidated Balance Sheets
                             As of December 31, 1999
                                 (In thousands)
                                                       Parent         Guarantor     Non-guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
ASSETS
Current assets
    Cash and cash equivalents                      $           76  $       32,562  $       54,855  $          -    $       87,493
    Accounts receivable                                     1,823         260,280         103,912         (35,975)        330,040
    Inventories                                               -           179,282          56,375             -           235,657
    Assets from power trading activities                      -               -           790,669             -           790,669
    Other current assets                                      185          44,970          24,366             -            69,521
                                                   --------------- --------------- --------------- --------------- ---------------
         Total current assets                               2,084         517,094       1,030,177         (35,975)      1,513,380

Property, plant, equipment and mine
  development - at cost                                       -         4,355,675         791,164             -         5,146,839
Less accumulated depreciation, depletion
   and amortization                                           -          (288,047)        (72,823)            -          (360,870)
                                                   --------------- --------------- --------------- --------------- ---------------
                                                              -         4,067,628         718,341             -         4,785,969
Investments and other assets                            1,958,935       1,437,354         146,197      (3,161,804)        380,682
                                                   --------------- --------------- --------------- --------------- ---------------
         Total assets                              $    1,961,019  $    6,022,076  $    1,894,715  $   (3,197,779) $    6,680,031
                                                   =============== =============== =============== =============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current
       maturities of long-term debt                $       20,724  $       21,354  $       34,356  $          -    $       76,434
    Payable to affiliates, net                           (287,368)        288,847          (1,479)            -               -
    Income taxes payable                                      -               -            11,659             -            11,659
    Liabilities from power trading activities                 -               -           391,956             -           391,956
    Accounts payable and accrued expenses                  48,328         427,299         153,748         (35,975)        593,400
                                                   --------------- --------------- --------------- --------------- ---------------
         Total current liabilities                       (218,316)        737,500         590,240         (35,975)      1,073,449

Long-term debt, less current maturities                 1,707,670         179,652         542,748             -         2,430,070
Deferred income taxes                                         -           697,432          59,995             -           757,427
Other noncurrent liabilities                                  -         1,873,920          41,435             -         1,915,355
                                                   --------------- --------------- --------------- --------------- ---------------
         Total liabilities                              1,489,354       3,488,504       1,234,418         (35,975)      6,176,301
Minority interests                                            -               -            32,065             -            32,065
Stockholders' equity                                      471,665       2,533,572         628,232      (3,161,804)        471,665
                                                   --------------- --------------- --------------- --------------- ---------------
         Total liabilities and stockholders'
           equity                                  $    1,961,019  $    6,022,076  $    1,894,715  $   (3,197,779) $    6,680,031
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
                                                   =============== =============== =============== =============== ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                   For the Nine Months Ended December 31, 1999
                                 (In thousands)
                                                       Parent         Guarantor     Non-guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Net cash provided by (used in) operating
  activities                                       $     (100,192) $       70,345  $       76,313  $          -    $       46,466
                                                   --------------- --------------- --------------- --------------- ---------------
   Additions to property, plant, equipment
      and mine development                                    -           (88,498)        (35,532)            -          (124,030)
   Acquisitions, net                                          -               -           (44,203)            -           (44,203)
   Contribution from minority interests                       -               -               704             -               704
   Proceeds from coal contract restructuring                  -               877          21,000             -            21,877
   Proceeds from property and equipment disposals             -             6,144             592             -             6,736
   Proceeds from sale-leaseback transactions                  -            34,234             -               -            34,234
                                                   --------------- --------------- --------------- --------------- ---------------
Net cash used in investing activities                         -           (47,243)        (57,439)            -          (104,682)
                                                   --------------- --------------- --------------- --------------- ---------------
   Change in short-term borrowings                            -               -            (5,640)            -            (5,640)
   Proceeds from long term debt                               -               -            11,547             -            11,547
   Payments of long-term debt                             (30,000)         (1,380)        (20,884)            -           (52,264)
   Dividends paid to minority interests                       -             9,933         (12,225)            -            (2,292)
   Net change in due to/from affiliates                   130,268        (129,954)           (314)            -               -
                                                   --------------- --------------- --------------- --------------- ---------------
Net cash provided by (used in)
  financing activities                                    100,268        (121,401)        (27,516)            -           (48,649)
   Effect of exchange rate changes on
     cash and equivalents                                     -               -               280             -               280
                                                   --------------- --------------- --------------- --------------- ---------------
Net increase (decrease) in cash and equivalents                76         (98,299)         (8,362)            -          (106,585)
Cash and cash equivalents at beginning of period              -           130,861          63,217             -           194,078
                                                   --------------- --------------- --------------- --------------- ---------------
Cash and cash equivalents at end of period         $           76  $       32,562  $       54,855  $          -    $       87,493
                                                   =============== =============== =============== =============== ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                     For the Period Ended December 31, 1998
                                 (In thousands)
                                                       Parent         Guarantor     Non-guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Net cash provided by (used in)
  operating activities                             $     (129,339) $      338,737  $        9,453  $          -    $      218,851
                                                   --------------- --------------- --------------- --------------- ---------------
   Additions to property, plant, equipment
      and mine development                                    -           (80,369)        (53,145)            -          (133,514)
  Acquisitions, net                                    (1,994,635)            -               -               -        (1,994,635)
   Proceeds from coal contract restructuring                  -             3,889             -               -             3,889
   Proceeds from property and equipment disposals             -             7,783             609             -             8,392
                                                   --------------- --------------- --------------- --------------- ---------------
Net cash used in investing activities                  (1,994,635)        (68,697)        (52,536)            -        (2,115,868)
                                                   --------------- --------------- --------------- --------------- ---------------
   Change in short-term borrowings                            -               -           (25,812)            -           (25,812)
   Proceeds from long-term debt                         1,817,390             -            72,710             -         1,890,100
   Payments of long-term debt                            (158,583)         (1,154)        (19,291)            -          (179,028)
   Capital contribution                                   398,000             -            82,000             -           480,000
   Net change in due to/from affiliates                    67,167         (57,947)        (10,160)            -              (940)
                                                   --------------- --------------- --------------- --------------- ---------------
Net cash provided by (used in)
  financing activities                                  2,123,974         (59,101)         99,447             -         2,164,320
   Effect of exchange rate changes on
      cash and equivalents                                    -               -              (197)            -              (197)
                                                   --------------- --------------- --------------- --------------- ---------------
Net increase in cash and cash equivalents                     -           210,939          56,167             -           267,106
Cash and cash equivalents at beginning of period              -               -               -               -               -
                                                   --------------- --------------- --------------- --------------- ---------------
Cash and cash equivalents at end of period         $          -    $      210,939  $       56,167  $          -    $      267,106
                                                   =============== =============== =============== =============== ===============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For purposes of comparison to prior year operating results, the results of operations and cash flows for the nine months ended December 31, 1998 reflect the results of the Company from April 1 to December 31, 1998 (the Company acquired the Predecessor Company on May 19, 1998 and prior to such date had no separate operations) and the results of the Predecessor Company from April 1 to May 19, 1998.

The results of operations and cash flows for the period ended December 31, 1999 may not be directly comparable to the other periods indicated as a result of the effects of restatement of assets and liabilities to their estimated fair market value in accordance with the application of purchase accounting pursuant to Accounting Principles Board Opinion No. 16.

                                                            Quarter Ended                 Nine Months Ended
                                                   ------------------------------- --------------------------------
                                                    December 31,     December 31,    December 31,    December 31,
(In thousands)                                          1999            1998            1999           1998<F1>
                                                   --------------- --------------- --------------- ---------------

Revenues:
     Sales                                         $      635,340  $      546,620  $    1,859,343  $    1,606,427
     Other revenues                                        35,385          35,984          90,050          88,750
                                                   --------------- --------------- --------------- ---------------
         Total revenues                                   670,725         582,604       1,949,393       1,695,177
Operating costs and expenses                              625,431         531,519       1,827,092       1,597,058
                                                   --------------- --------------- --------------- ---------------
     Operating profit                                      45,294          51,085         122,301          98,119
Interest expense                                           49,545          47,369         150,397         127,437
Interest income                                              (818)         (4,686)         (2,913)        (14,106)
                                                   --------------- --------------- --------------- ---------------
     Income (loss) before income taxes                     (3,433)          8,402         (25,183)        (15,212)
Income tax provision (benefit)                              1,242           3,284          (1,238)           (847)
Minority interests                                          5,395             -             8,516             -
                                                   --------------- --------------- --------------- ---------------
         Net income (loss)                         $      (10,070) $        5,118  $      (32,461) $      (14,365)
                                                   =============== =============== =============== ===============

Other Data:
EBITDA<F2>                                         $      106,444  $      104,209  $      308,750  $      254,935

Cash provided by (used in):

       Operating activities                                                        $       46,466  $      188,392
       Investing activities                                                              (104,682)     (2,135,116)
       Financing activities                                                               (48,649)      2,187,857

Tons sold (In millions)                                      48.8            43.4           143.3           127.2

<F1> Represents the combination of the results of operations for the period from
     May 20, 1998 to December 31, 1998 with those of the Predecessor Company for the period from April 1 to May 19, 1998.

<F2> EBITDA is defined as income before deducting net interest  expense,  income taxes,  minority  interests and  depreciation,  depletion and amortization.
     EBITDA  has been  reduced by costs  associated  with  reclamation,  retiree health care and workers' compensation. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies. The amounts presented include EBITDA losses for Citizens Power of $3.4 million, $0.7 million, $6.6 million and $0.3 million for the quarters ended December 31, 1999 and 1998 and the nine months ended December 31, 1999 and 1998, respectively.

Quarter Ended December 31, 1999

Sales. Sales for the quarter ended December 31, 1999 were $635.3 million, an increase of $88.7 million, or 16.2%. Overall sales volume increased 12.4% to
48.8 million tons. The current quarter results include sales of 4.6 million tons and $85.6 million from Black Beauty Coal Company (Black Beauty), which in the prior year was accounted for under the equity method (and included as Other Revenues). The Company increased its ownership interest in Black Beauty to 81.7% effective January 1, 1999. Sales for the third quarter also increased $19.3 million as a result of the Moura Mine acquisition in Australia completed in August 1999.

Excluding Black Beauty, sales in the U.S. decreased $27.8 million, mainly as mild winter weather increased customer stockpiles, causing lower demand and pricing in our Midwestern and Appalachian markets. Further declines were attributable to operational difficulties at two eastern mines and the closure of one mine and suspension of two mines during the current quarter. The operational difficulties were primarily related to delays in longwall panel development and adverse geological conditions. Excluding Moura, sales in Australia increased $11.4 million for the quarter, mainly due to higher customer demand.

Other Revenues. Other revenues decreased $0.6 million as compared to the third quarter of fiscal year 1999. In the current quarter, contract restructuring gains increased $7.7 million as Black Beauty executed the buyout of a contract to provide capacity to meet a new long-term coal supply agreement. The prior year quarter included income from monetization of a long-term royalty agreement of $3.9 million and joint venture equity income was lower due to the consolidation of Black Beauty in the current year.

Operating Profit. Operating profit declined $5.8 million for the three-month period ended December 31, 1999. Operating profit attributable to U.S. mining locations decreased $2.3 million, mainly due to lower profits in Appalachia ($17.8 million) resulting from the weak market conditions and operating difficulties discussed above, partially offset by the $7.7 million in higher revenues from contract restructurings and the consolidation of Black Beauty ($4.2 million increase, excluding contract restructuring gains). In addition, the higher royalty income in the prior year previously mentioned also contributed to the variance.

Operating profit increased $2.0 million in Australia, mainly due to higher demand and contributions from the recently acquired Moura mine. Citizens Power's operating profit declined $2.7 million due mainly to the timing of closing asset restructuring transactions in the current year.

Interest Expense. Interest expense increased $2.1 million, or 4.4%, to $49.5 million. This increase is due to the inclusion of Black Beauty's results in the current year and higher short-term Australian borrowings to fund the Moura Mine acquisition, partially offset by lower interest expense on the acquisition borrowings due to prepayments and lower average borrowing costs.

Interest Income. Interest income for the three months ended December 31, 1999 was $0.8 million, a decrease of $3.9 million. This decrease is primarily due to interest income associated with a prior year Federal tax refund, and higher cash balances in the prior year in anticipation of the acquisition of the Black Beauty controlling interest.

Income Taxes. For the quarter ended December 31, 1999, the Company had tax expense of $1.2 million, and a pretax loss of $3.4 million, compared to tax expense of $3.3 million and pretax income of $8.4 million in the prior year quarter. The Company's consolidated tax position is impacted by the percentage depletion tax deduction utilized by the Company and its subsidiaries that creates an alternative minimum tax situation, and the positive contribution of its Australian operations which are taxed at a higher rate than the U.S. On a consolidated basis, the foreign tax expense exceeded the tax benefit recorded on U.S. pretax losses.

Nine Months Ended December 31, 1999

Sales. Sales for the nine months ended December 31, 1999 were $1,859.3 million, an increase of $252.9 million, or 15.7%, over the prior year. Overall sales volume increased 12.7% to 143.3 million tons. The Black Beauty and Moura acquisitions contributed $250.6 million and $27.1 million, respectively, in sales for the nine-month period. Excluding Black Beauty, sales in the U.S. declined $45.8 million, primarily due to declines in Appalachia ($50.0 million). Appalachia was impacted by the mild winter weather, lower export demand and pricing and reduced production volumes caused by operational difficulties. Sales in the Midwest declined $12.4 million due to the closure and suspension of three mines, while Powder River Basin sales have improved $19.2 million as a result of higher demand and pricing. Excluding the Moura Mine acquisition, sales improved $24.1 million in Australia due to higher customer demand.

Other Revenues. Other revenues were $90.1 million for the nine-month period, an increase of $1.3 million over the prior year. The current year results include $7.7 million in higher contract restructuring gains, partially offset by $4.4 million in lower revenues at Citizens Power due to the timing of asset restructuring activities, and lower joint venture equity income due to the consolidation of Black Beauty.

Operating Profit. Operating profit was $122.3 million, an increase of $24.2 million over the prior year. U.S. mining operating profit improved $23.2 million, including $16.7 million from the acquisition of Black Beauty. The remainder of the increase in the U.S. primarily relates to higher productivity and lower operating and reclamation costs at the Midwestern operations, higher volumes and pricing in Powder River, and $7.7 million in higher gains on contract restructurings, partially offset by operational difficulties and the unfavorable market conditions in Appalachia discussed above, higher operating costs and lower volumes in the Southwest region, lower coal royalty income due to monetizations in the prior year and higher costs for past mining obligations due mainly to a multiemployer benefit plan refund of $2.8 million in the prior year that is non-recurring.

Operating profit improved $10.4 million in Australia, reflecting higher volumes, lower than anticipated repair and maintenance expenses and contributions from the new Bengalla and Moura mines. Citizens Power's operating profit declined $6.3 million, primarily due to delays in the closing of asset restructuring transactions.

Interest Expense. Interest expense increased $23.0 million for the nine-month period, to $150.4 million, primarily because prior year results reflected acquisition-related indebtedness only from the May 20, 1998 acquisition date forward.

Interest Income. Interest income was $2.9 million for the nine months ended December 31, 1999, a decrease of $11.2 million. The prior year results reflect interest income from higher average cash balances, and interest from the Federal tax refund discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities was $46.5 million for the nine-month period ended December 31, 1999, a decrease of $141.0 million. The prior year results include the monetization of a long-term royalty agreement that resulted in a prepayment to the Company of $135.9 million.

Excluding the effect of acquisitions, net cash used in investing activities decreased $80.0 million compared to the prior nine-month period. This is mainly the result of a decrease in capital expenditures amounting to $30.5 million, and increases in proceeds from contract restructurings ($17.7 million), asset sales ($5.3 million) and sale-leaseback transactions ($25.8 million). The prior year results include the acquisition of the Predecessor Company for approximately $2.0 billion, while the current year results include the acquisition of the Moura Mine in Australia for $30.2 million and the $14.0 million acquisition of Catlin Coal Company (Catlin). The Catlin acquisition occurred in November 1999 and provides Black Beauty with a source of low sulfur coal located near the plant of a customer that recently agreed to a new long-term coal supply agreement. As of December 31, 1999, the Company had $120.9 million of committed capital expenditures, primarily related to coal reserves and mining equipment. It is anticipated these capital expenditures will be funded through available cash and credit facilities. The Company has approximately $270 million of unused borrowing capacity under its revolving credit agreements.

Net cash used in financing activities for the nine months ended December 31, 1999 was $48.6 million, compared to the prior year's proceeds of $2.2 billion. The prior year results include the financing of the acquisition of the Predecessor Company of $1.8 billion and the related equity contribution of $480.0 million, while the current year results include borrowings to fund the Moura and Catlin acquisitions net of a debt prepayment of $30.0 million and an overall reduction in short-term borrowings. As of December 31, 1999, the Company had total indebtedness of $2,506.5 million, consisting of the following:

     (In millions)

        Term loans under senior credit facilities                  $      810.0
        9.625% Senior Subordinated Notes due 2008 ("Senior
          Subordinated Notes")                                            498.7
        8.875% Senior Notes due 2008 ("Senior Notes")                     398.9
        Non-Recourse Debt (Citizens Power)                                323.4
        5.0% Subordinated Note (Peabody Holding Company)                  197.8
        Senior unsecured notes under various agreements (Black
          Beauty Coal Company)                                             99.3
        Project finance facility (Peabody Resources)                       76.4
        Bank loan facilities                                               49.6
        Capital lease obligations                                          28.0
        Other                                                              24.4
                                                                   -------------
                                                                   $    2,506.5
                                                                   =============

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

The indentures governing the Senior Notes and Senior Subordinated Notes permit the Company and its Restricted Subsidiaries (which include all subsidiaries of the Company except Citizens Power and its subsidiaries) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, among other customary restrictive covenants, the indentures prohibit the Company and its Restricted Subsidiaries from creating or otherwise causing any encumbrance or restriction on the ability of any Restricted Subsidiary that is not a Guarantor to pay dividends or to make certain other upstream payments to the Company or any of its Restricted Subsidiaries (subject to certain exceptions). The Company was in compliance with all of the restrictive covenants of its loan agreements as of December 31, 1999.

Other

Mine Closure. In October 1999, the Company suspended operations at its Marissa Operating Unit in Illinois. The Marissa Operating Unit, which shipped 4.4 million tons of coal in fiscal year 1999, had attempted to secure additional business after its principal customer began shifting its supply to lower-sulfur coal from the Company's Powder River operations. These efforts were unsuccessful, and as a result the mine was closed in December 1999. The Company does not anticipate a material adverse impact on its results of operations or financial position from the mine closure.

Mine Suspensions. In addition, the Company suspended operations at its Lynnville and Hawthorn mines in Indiana in December 1999. The suspension of operations at these locations is not anticipated to materially affect the consolidated results of operations or financial position, as the primary customers of these mines have signed long-term coal supply agreements to purchase coal from another Peabody subsidiary, Black Beauty. The Company periodically evaluates the possibility of suspending other mines due to market conditions. Such suspensions, if any, are not expected to have a material adverse impact on the Company's results of operations or financial condition.

Status of West Virginia Mountaintop Mining. On October 20, 1999, the U.S. District Court for the Southern District of West Virginia issued a permanent injunction against the West Virginia Department of Environmental Protection in a mountaintop-mining lawsuit. As interpreted by the Director of the Department of Environmental Protection, the injunction prohibits the Department from approving any new permits that would authorize the placement of excess spoil in intermittent and perennial streams for the primary purpose of waste (overburden) disposal. The Department also interpreted the injunction to affect certain existing coal refuse ponds, sediment ponds and mountaintop mining operations.

The Department has filed an appeal of the decision with the Fourth Circuit Court of Appeals. On October 29, 1999, the District Court issued a stay of its decision pending a resolution of the appeal. The Court of Appeals has not yet set a briefing schedule for the appeal. The Company does not believe the court order (which is currently being stayed) will have any immediate effect on its West Virginia mines.

In late 1999 certain members of Congress pursued legislation which would have resolved the issues raised by the district court's decision. That legislation did not pass in 1999 but the Company anticipates that similar legislation will be introduced in 2000. The Company cannot predict whether any such legislation will be passed by Congress in 2000.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. The Financial Accounting Standards Board also issued SFAS No. 137, which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000 (effective April 1, 2001 for the Company). The Company is evaluating the requirements of this Statement and has not determined the impact of adoption on the consolidated financial statements.

Year 2000 Issue. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format.

The Company has not experienced any significant impact on its systems or operations as a result of the Year 2000 Issue. The total cost incurred to prepare for the Year 2000 Issue was approximately $6.4 million, which includes $2.3 million for the purchase of new software and hardware that was capitalized and $4.1 million that was expensed as incurred.

In addition, the Company has not encountered any significant problems with third parties such as its customers, suppliers, service providers and other business partners. However, if these or other third parties with whom the Company conducts business experience lingering Year 2000 Issues, the Company could experience a material adverse impact on its results of operations and financial position.

Forward Looking Statements. This quarterly report and certain press releases and statements the Company makes from time to time include statements of the Company's and management's expectations, intentions, plans and beliefs that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. Forward looking statements involve risks and uncertainties, and a variety of factors could cause actual results to differ materially from the Company's current expectations, including but not limited to: coal and power market conditions and fluctuations in the demand for coal as an energy source, economic conditions, weather conditions, the continued availability of long-term coal supply contracts, railroad performance, foreign currency translation, changes in the government regulation of the mining industry, risks inherent to mining, changes in the Company's leverage position, the ability to successfully implement operating strategies, the impact of Year 2000 compliance by the Company or those entities with which the Company does business and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

Minerals Management Service

The Minerals Management Service (MMS) issued a preliminary administrative decision in August 1992, determining that a subsidiary of the Company, subsequently merged into Powder River Coal Company, had underpaid royalties owed to the federal government. On October 15, 1999, the Company signed a settlement agreement with the federal government on all civil claims related to the dispute. The Company agreed to pay $11.0 million in two installments, which was charged against a previously established reserve.

Environmental Claims

Environmental claims have been asserted against a subsidiary of the Company at 18 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

The  Company's  policy is to  accrue  environmental  cleanup-related  costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its Consolidated Balance Sheets. The liabilities for environmental cleanup-related costs recorded in the Consolidated Balance Sheet at December 31, 1999 were $56.3 million. This amount represents those costs that the Company believes are probable and reasonably estimable. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the results of operations or financial position of the Company.

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


                                      P&L COAL HOLDINGS CORPORATION
Date: February 11, 2000               By: /s/ RICHARD A. NAVARRE
                                          -------------------------
                                              Richard A. Navarre
                                      Vice President and Chief Financial Officer
                                           (Principal Financial Officer)

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

        4.9 Second Supplemental Senior Note Indenture dated as of December 31, 1998 among the Guaranteeing Subsidiary (as defined therein), P&L Coal Holdings Corporation, the other Senior Note Guarantors (as defined in the Senior Note Indenture) and State Street Bank and Trust Company, as Senior Note Trustee.

        4.10 Second Supplemental Senior Subordinated Note Indenture dated as of December 31, 1998 among the Guaranteeing Subsidiary (as defined therein), P&L Coal Holdings Corporation, the other Senior Subordinated Note Gurantors (as defined in the Senior Subordinated Note Indenture) and State Street Bank and Trust Company, as Senior Subordinated Note Trustee.

        4.11 Third Supplemental Senior Note Indenture dated as of June 30, 1999 among the Guaranteeing Subsidiary (as defined therein), P&L Coal Holdings Corporation, the other Senior Note Gurantors (as defined in the Senior Note Indenture) and State Street Bank and Trust Company, as Senior Note Trustee.

        4.12 Third Supplemental Senior Subordinated Note Indenture dated as of June 30, 1999 among the Guaranteeing Subsidiary (as defined therein), P&L Coal Holdings Corporation, the other Senior
               Subordinated Note Gurantors (as defined in the Senior Subordinated Note Indenture) and State Street Bank and Trust Company, as Senior Subordinated Note Trustee.

        27     Financial Data Schedule (filed electronically with the SEC only).