Form 10-K405
period 2000-03-31
P&L COAL HOLDINGS CORP
filed 2000-06-28
CIK 1064728

========================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2000

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     ------------------

Commission File Number    333-59073
                       -------------------------------------------------

                     P&L COAL HOLDINGS CORPORATION
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



               DELAWARE                            13-4004153
-------------------------------------    -------------------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)


      701 MARKET STREET, ST. LOUIS, MISSOURI               63101
------------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

                             (314) 342-3400
------------------------------------------------------------------------
           Registrant's telephone number, including area code


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

========================================================================

                                 PART I

ITEM 1.  BUSINESS.

OVERVIEW

We are the world's largest coal company. In addition to being the world's largest producer and marketer of coal, we are engaged in coal and emission allowance trading, coal contract restructurings, transportation services and we generate revenues from our substantial property holdings. During the past decade, we have transformed from a largely high sulfur, high-cost coal producer to a producer and marketer of predominantly low sulfur, low-cost coal from operations in the United States and Australia.

For the year ended March 31, 2000, we sold 190.3 million tons of coal worldwide. These products were used to generate more than 9% of the electricity in the United States and more than 2.5% of the world's electricity. Our share of the U.S. coal market was approximately 16.0% in calendar 1999. We have approximately 10.0 billion tons of proven and probable coal reserves, the largest reserve base of any coal-producing company in the United States.

We currently own interests in more than 35 active mines in the United States and Australia, and also sell coal produced by third-party contractors and suppliers. In fiscal year 2000, we produced approximately 62% of our coal in the Western United States, 32% from the eastern half of the United States and 6% from Australia. Peabody's coal production in the Western United States has grown from 37 million tons in 1990 to 118 million tons in fiscal year 2000. Our highly productive western operations produce low sulfur coal that utilities utilize to comply with the more stringent standards resulting from the Clean Air Act.

Our large and diverse customer base includes more than 300 electricity generating plants and industrial customers in the United States as well as steam and metallurgical coal customers in 17 other countries. In fiscal year 2000, we supplied 93% of our United States production to United States electric utilities, 4% to the export market and 3% to the United States industrial sector.

HISTORY

Peabody, Daniels and Co. was founded in 1883 as a retail coal supplier, entering the mining business in 1888 as Peabody & Co. with our first mine in Illinois. In 1926, Peabody Coal Company was listed on the Chicago Stock Exchange and, beginning in 1949, on the New York Stock Exchange. In 1955, Peabody Coal Company, primarily an underground mine operator, merged with Sinclair Coal Company, a major surface mining company. In 1968, Peabody Coal Company was acquired by Kennecott Copper Company. In 1977, it was sold to Peabody Holding Company, which was formed by a consortium of companies.

In July 1990, Hanson acquired Peabody Holding Company. In February 1997, Hanson spun off its energy-related businesses, including Eastern Group and Peabody Holding Company, into The Energy Group, plc. The Energy Group was a publicly traded company in the United Kingdom and its American Depository Receipts (ADR's) were publicly traded on the New York Stock Exchange. On May 19, 1997, The Energy Group, through Peabody, purchased Citizens Power, a leading power marketer.

On May 19, 1998, Lehman Brothers Merchant Banking Partners II L.P., an affiliate of Lehman Brothers Inc. purchased Peabody Holding Company and its affiliates, Peabody Resources Limited (Peabody Resources) and Citizens Power LLC, now collectively called the Peabody Group. The transaction coincided with the purchase by Texas Utilities of the remainder of The Energy Group.

During the 1980s, Peabody grew through expansion and acquisition, opening the North Antelope Mine in Wyoming's coal-rich Powder River Basin in 1983 and the Rochelle Mine in 1985. In 1984, we acquired the West Virginia coal properties of ARMCO Steel and the following year purchased Coal Properties Corp. and Eastern Associated Coal Corp., which included seven operating mines and substantial low sulfur coal reserves in West Virginia.

From 1993 to 2000, we made 16 major acquisitions. In 1993, interests in three mines in New South Wales, Australia, were acquired from Costain Group in anticipation of the growing Pacific Rim market for coal. The properties included 100% ownership of the Ravensworth Mine, a 50% interest in the Narama Mine and a 28.75% interest in the Warkworth Mine, subsequently raised to 43.75%. We also subsequently developed a fourth mine, Bengalla, which began shipments in early 1999. Our interest in the Bengalla joint venture was raised from 35% to 37% in 1998 and to 40% in 2000.

In 1993 we also acquired the Lee Ranch Mine in New Mexico. The following year, we purchased a one-third ownership in Black Beauty Coal Company (Black Beauty), Indiana's largest coal producer. We increased our interest in Black Beauty to 43.3% in February 1998 and to 81.7% in January 1999. Black Beauty acquired Catlin Coal Company in 1999 and acquired an additional 25% of Arclar Coal Company in 2000.

In 1994, we acquired the Caballo and Rawhide mines in Wyoming's Powder River Basin from Exxon Coal USA Inc. This acquisition, along with the expansion of the North Antelope and Rochelle Mines, positioned Peabody as the leading producer in the Powder River Basin, the nation's largest and fastest growing coal region. Our sales volume from the Powder River Basin increased from 31 million tons in 1993 to 96 million tons in fiscal year 2000.

In August 1999, we purchased a 55% interest in the Moura Mine in Queensland, Australia. The Moura Mine supplies a range of steam and metallurgical coals to Asia-Pacific customers and operates a coalbed methane extraction operation.

Since 1990, our coal sales volume has grown from approximately
93 million annual tons to approximately 190 million annual tons, an increase of 104%.

OUR BUSINESSES

COMMERCIAL OPERATIONS

Our sales and marketing operations, Peabody COALSALES and Peabody COALTRADE, sell coal produced by our large, diverse portfolio of operations, broker coal sales of other producers to third parties (both as a principal and as an agent), trade coal and emission allowances, and provide coal contract restructuring services and transportation services. Total coal sales volume for fiscal year 2000 was 190.3 million tons.

RESOURCE MANAGEMENT

We hold approximately 10.0 billion of proven and probable coal reserves worldwide. Our Resource Management group constantly reviews this reserve base to generate revenues through the sale of non-strategic coal reserves and surface land. In addition, revenue is generated through royalties from coal reserves leased to third parties, and farm income from surface land under third party contracts. The Resource Management group is also actively pursuing opportunities in the area of coalbed methane extraction in the United States through a new subsidiary, Peabody Natural Gas, LLC.

MINING OPERATIONS

The following provides a description of the operating characteristics of the principal mines and reserves of each of our United States and Australian operating units and affiliates.

                           U. S. OPERATIONS

                                 [MAP]


UNITED STATES

Within the United States, operations are divided into four operating regions: Powder River Basin; Southwest; Appalachia; and Midwest.

POWDER RIVER BASIN OPERATIONS

We control approximately 3.5 billion tons of coal reserves in the southern Powder River Basin, the largest and fastest growing major U.S. coal-producing region. We own and manage three low sulfur, non-union surface mining complexes in Wyoming that sold approximately 96.1 million tons of coal in fiscal year 2000, or approximately 50% of our total coal sales. The North Antelope/Rochelle and Caballo mines are serviced by both major western railroads, the Burlington Northern/Santa Fe and Union Pacific. The Rawhide Mine, which was idled in fiscal year 1999, is serviced by the Burlington Northern/Santa Fe railroad only.

Our Wyoming Powder River Basin reserves are classified as surface mineable, subbituminous coal with seam thickness varying from 70 to 105 feet. The sulfur content of the coal in current production ranges from 0.2% to 0.4% and the heat value ranges from 8,250 to 8,900 Btus per pound.

We also operate the Big Sky Mine in Montana in the northern Powder River Basin. Coal from this mine is shipped to customers in the upper Midwest by the Burlington Northern/Santa Fe railroad.

North Antelope/Rochelle

The North Antelope/Rochelle Mine is located 65 miles south of Gillette, Wyoming. The mine is the largest surface mine and one of the most productive in the United States, selling 69.3 million tons during fiscal year 2000. The North Antelope/Rochelle Mine produces premium quality coal with a sulfur content averaging 0.20% and a heat value ranging from 8,500 to 8,900 Btus per pound. It produces the lowest sulfur coal in the United States, using a dragline along with five truck-and-shovel fleets to uncover the coal.

Caballo

The Caballo Mine is located 20 miles south of Gillette, Wyoming. In fiscal year 2000, it sold approximately 26.8 million tons of low sulfur coal. Caballo is a truck and shovel operation with a coal handling system that includes two 12,000-ton silos and two 11,000-ton silos.

Big Sky

The Big Sky Mine is located in the northern end of the Powder River Basin near Colstrip, Montana and uses dragline mining equipment. The mine sold 2.5 million tons of low sulfur coal in fiscal year 2000. The coal is shipped by rail to several major electric utility customers in the upper Midwestern United States. This mine is near the exhaustion of its economically recoverable reserves and may be closed in the next several years, depending upon market and mining conditions. Hourly workers at the Big Sky Mine are members of the United Mine Workers of America.

SOUTHWESTERN OPERATIONS

We own and manage two mines in Arizona and one each in Colorado and New Mexico. Each supply low sulfur coal under long-term coal supply agreements to electricity generating stations in the region. Together, these mines sold 19.2 million tons of coal in fiscal year 2000.

Black Mesa

The Black Mesa Mine, which is located on the Navajo Nation and Hopi Tribe reservations in Arizona, uses two draglines and sold 4.6 million tons of coal in fiscal year 2000. Its coal is crushed, mixed with water and then transported 273 miles through the underground Black Mesa Pipeline to the Mohave Generating Station near Laughlin, Nevada operated by Southern California Edison. The mine and the pipeline were designed to deliver coal exclusively to the power plant, which has no other source of coal. The Mohave coal supply agreement extends until 2005. Hourly workers at this mine are members of the United Mine Workers of America.

Kayenta

The Kayenta Mine is adjacent to the Black Mesa Mine and uses three draglines in three mining areas. It sold approximately 8.5 million tons of coal in fiscal year 2000. The coal is crushed, then carried
17 miles by conveyor belt to storage silos where it is loaded on to a private rail line and transported 83 miles to the Navajo Generating Station, operated by the Salt River Project near Page, Arizona. The mine and the railroad were designed to deliver coal exclusively to the power plant, which has no other source of coal. The Navajo coal supply agreement extends until 2011. Hourly workers at this mine are members of the United Mine Workers of America.

Seneca

The Seneca Mine near Hayden, Colorado shipped 1.4 million tons of low sulfur coal in fiscal year 2000, operating with two draglines in two separate mining areas. The mine's coal is hauled by truck to the nearby Hayden Generating Station, operated by Public Service of Colorado, under a coal supply agreement that extends until 2011. Hourly workers at this mine are members of the United Mine Workers of America.

Lee Ranch Coal Company

The Lee Ranch Mine, located near Grants, New Mexico, sold approximately
4.7 million tons of low sulfur coal in fiscal year 2000. Lee Ranch shipped the majority of its coal to two customers in Arizona and New Mexico under coal supply agreements extending until 2010 and 2014, respectively. Lee Ranch is a non-union surface mine that uses a combination of dragline and truck-and-shovel mining techniques.

APPALACHIA OPERATIONS

We own and manage five operating units and related facilities in West Virginia. In fiscal year 2000, these operations sold approximately
16.8 million tons of mid to low sulfur steam and metallurgical coal to customers in the United States and abroad. Hourly workers at these operations are members of the United Mine Workers of America.

Big Mountain/Robin Hood Operating Unit

The Big Mountain/Robin Hood Operating Unit is based near Prenter,
West Virginia. In fiscal year 2000, the Big Mountain No. 16 and Robin Hood No. 9 mines sold approximately 2.3 million tons of steam coal. Both are underground mines using continuous mining equipment. Processed coal is loaded on the CSX railroad.

Harris Operating Unit

The Harris Operating Unit consists of the Harris No. 1 Mine near Bald Knob, West Virginia, which sold approximately 3.0 million tons of low sulfur coal in fiscal year 2000. This mine uses both longwall and continuous mining equipment.

Rocklick Operating Unit and Contract Mines

The Rocklick preparation plant, located near Wharton, West Virginia, processes coal produced by the Harris Mine and contract mining companies from coal reserves that we control. This preparation plant shipped approximately 6.2 million tons of steam and metallurgical coal in fiscal year 2000 (including 3.0 million tons related to the Harris Operating
Unit). Processed coal is loaded at the plant site on the CSX railroad or transferred via conveyor to our Kopperston loadout facility and loaded on the Norfolk Southern railroad.

Wells Operating Unit

The Wells Operating Unit, in Boone County, West Virginia, sold approximately 3.8 million tons of metallurgical and steam coal during fiscal year 2000. The unit consists of the Lightfoot No. 2 Mine, contract mines and the Wells Preparation Plant, located near Wharton, West Virginia. The mine uses continuous miners to produce coal from reserves we own. The Lightfoot No. 1 Mine closed on February 11, 1999 after depleting its mineable reserves. Processed coal is loaded on the CSX railroad.

Federal No. 2 Mine

The Federal No. 2 Mine, near Fairview, West Virginia, uses longwall mining equipment and shipped approximately 4.5 million tons of steam coal in fiscal year 2000. Coal shipped from the Federal No. 2 Mine has a sulfur content only slightly above that of low sulfur coal and has an above average heating content - as a result, it is more marketable than some other mid-sulfur coals. The mine is served jointly by the CSX and Norfolk Southern railroads, through which processed coal is sold to a variety of United States and Canadian electricity generating plants.

MIDWEST OPERATIONS

We own and operate six mines in the Midwestern United States, which collectively sold 16.5 million tons of coal in fiscal year 2000. Included are four underground and two surface mines, along with five preparation plants and four barge loading facilities, located in western Kentucky, southern Illinois and southwestern Indiana. Coal from these mines is primarily shipped to electric utilities in the Midwest, while some coal is sold to industrial customers that generate their own power. Approximately 56% of the high sulfur coal sold from these mining operations is shipped to electric generating stations equipped with desulfurization units. Peabody Coal Company hourly workers are members of the United Mine Workers of America; Patriot Coal Company operates union-free.

We control 16 additional mines in the Midwestern United States through our 81.7% joint venture interest in Black Beauty, as discussed below.

Camp Operating Unit

The Camp Operating Unit, located near Morganfield, Kentucky, operates two underground mines and a large preparation and barge loading facility. Together, these operations sold 6.6 million tons of coal in fiscal year 2000. The Camp No. 1 Mine uses continuous mining equipment with both continuous haulage systems and shuttle car haulage. The Camp No. 11 Mine uses both longwall and continuous mining equipment. Most of the production is sold under contract to TVA.

Hawthorn and Lynnville Operating Units

In December 1999, we suspended operations at the Hawthorn and Lynnville Operating Units pending improved market conditions. The Hawthorn
Operating Unit near Carlisle, Indiana sold 2.2 million tons of coal in fiscal year 2000. The Lynnville Operating Unit, near Lynnville, Indiana, sold approximately 2.3 million tons of coal in fiscal year 2000.

Marissa Operating Unit

The Marissa Operating Unit, located near Marissa, Illinois, was closed in October 1999 after the mine's primary customer shifted its supply to lower-sulfur coal from our Powder River Basin operations. The Marissa Operating Unit shipped 2.4 million tons of coal in fiscal year 2000.

Midwest Operating Unit

The Midwest Operating Unit near Graham, Kentucky, sold 1.1 million tons of coal in fiscal year 2000. The unit includes the Martwick underground mine, which uses continuous mining equipment, and the Gibraltar surface mining operations. Coal from these mines is sold to under contract to TVA.

The unit is also responsible for managing closed and suspended mining operations throughout Peabody's North American operations. These properties are managed from bond release until final reclamation requirements are met.

Patriot Coal Company

Patriot Coal Company operates Patriot, a surface mine, and Freedom, an underground mine, in Henderson County, Kentucky, and sold approximately
1.9 million tons of coal in fiscal year 2000. The underground mine uses continuous mining equipment, and the surface mine uses truck and shovel equipment. Patriot Coal Company also operates a preparation plant and a dock.

Black Beauty Coal Company

We also own 81.7% of Black Beauty, which operates 10 mines in Indiana and also has interests in four mines in southern Illinois and two mines in western Kentucky. Together these operations sold 19.8 million tons of low, medium and high sulfur steam coal in fiscal year 2000. We purchased a one-third interest in Black Beauty in 1994, and increased our interest to 43.3% in 1998 and 81.7% in 1999. Black Beauty Resources, Inc., owned by certain members of Black Beauty's management team, owns the remaining interest.

Black Beauty's principal mines include Air Quality No. 1, a low sulfur underground coal mine located near Monroe City, Indiana. In fiscal year 2000, Air Quality No.1 shipped 1.8 million tons of low sulfur coal. Among other mines in Indiana, Black Beauty also operates Farmersburg, a surface mine that produced 3.5 million tons of medium sulfur coal in fiscal year 2000, the Francisco Mine, a 2.8 million ton per year surface mine, and Somerville, a 2.0 million ton per year surface mine that is under development.

Black Beauty owns a 75% equity interest in Sugar Camp Coal, LLC, a
3.5 million ton per year surface mine located in southern Illinois. Sugar Camp owns a 100% interest in Arclar Coal Company, which operates two underground mines in southern Illinois that sell 1.0 million tons per year.

Black Beauty controls approximately 385 million tons of coal reserves, including 100 million tons of reserves that are in compliance or near compliance with the more stringent Clean Air Act restrictions.

AUSTRALIA

Through Peabody Resources, headquartered in Sydney, Australia, we own interests in coal mining, coal trading and mining services in Australia. Peabody Resources manages and owns interests in five surface coal mines in the Hunter Valley, New South Wales, and one in the Bowen Basin in Queensland. All operating mines use draglines as the primary overburden stripping method to uncover coal seams. The mines sold 18.7 million tons during fiscal year 2000, of which Peabody Resources' entitlement was approximately 11.1 million tons. Approximately 53% of the coal is sold domestically via term contracts, and 47% is exported to Asia-Pacific markets, where coal consumption is expanding to satisfy growing electricity demand. See further information regarding our Australian operations in the financial statements at note 21 - "Segment Information."


                      AUSTRALIAN MINING OPERATIONS

                                  [MAP]

Ravensworth Mine

Located 12 miles northwest of Singleton, New South Wales, the Ravensworth Mine is 100% owned and managed by Peabody Resources under a contract that runs to the year 2001 and requires the production of approximately 4.4 million tons per year from coal reserves owned by Macquarie Generation. The coal is trucked from the pit to a crushing plant and transported by overland conveyor to nearby Bayswater and Liddell power stations. Peabody Resources also holds low sulfur coal resources at Ravensworth West for future domestic supply.

Ravensworth East

During fiscal year 2000, Peabody Resources was awarded a contract with Macquarie Generation to deliver 1.9 million tons per annum from January 2001 for three years from Ravensworth East. The coal reserves and surface land were purchased as Swamp Creek Colliery from Pacific Power via a competitive tender. Swamp Creek was a domestic mine that has been on "care and maintenance" since operations ceased in 1991. The lease acquired by Peabody Resources was renamed Ravensworth East. Coal will be transported by overland conveyor to the nearby Bayswater and Liddell Power Stations.

Narama Mine

The Narama Mine opened in January 1993 and is operated by Peabody Resources as an extension of the adjacent Ravensworth facility using similar mining techniques in the same coal seams. The Narama Joint Venture, of which Peabody Resources owns 50%, holds a 20 year contract extending through 2012 to supply approximately 2.3 million tons annually to Macquarie Generation.

Warkworth Mine

Located 7 miles southwest of Singleton, the Warkworth Mine opened in 1981 and produces about 5.8 million tons per year of thermal and semi-soft coking coal, primarily for export. Peabody Resources manages the mine and owns 43.75% of the Warkworth Associates Joint Venture. The coal is processed at Warkworth Mine's preparation plant and blended to customer specifications before being transported by overland conveyor to the Mount Thorley rail loop and then by rail to the Port of Newcastle. Warkworth owns 13.9% of the Mount Thorley facility and 4.2% of the Port of Newcastle Coal Loading Terminal. Warkworth has also entered into a 30-year supply agreement commencing in 2000 to produce and supply BDT fuel (Beneficiated Dewatered Tailings) from a washery tailings facility for sale to the adjacent Redbank Power Station that is under construction.

Bengalla Mine

The Bengalla Mine is located near Muswellbrook, New South Wales and is owned by the Bengalla Joint Venture, in which Peabody Resources holds a 40% interest, and manages the mine. Construction of the first stage of the 6.6 million ton per year surface mine and facility was completed in 1999, with sales commencing in April 1999. The mine sold 2.5 million tons in fiscal year 2000 and is expected to expand to 4.6 million tons of thermal coal predominately for export in 2000. Coal is mined by excavator and transported on site by overland conveyor to a modern coal preparation plant and stockpiling facility. Coal is dispatched by rail to domestic users or to the Port of Newcastle.

Moura Mine

Peabody Resources manages and owns a 55% interest in the Moura Mine acquired in August 1999. The mine is located 115 miles by rail west of the port of Gladstone, in Central Queensland. Moura has an annual production capacity of 5.3 million tons, comprising 2.5 million tons of semi-soft coking coal and 2.8 million tons of thermal coal. The acquisition includes coal and coalbed methane operations, together with leases for nearly 1.8 billion tons of surface and underground resources. Coal is mined from a variety of locations over a 21-mile lease area. Overburden is removed by the use of three electric powered draglines. Front-end loaders, loading a fleet of coal haulers, carry out coal recovery. Highwall mining techniques are also utilized for coal extraction. Coal is conveyed to the coal preparation plant prior to transportation by rail to the Clinton and Barney Point coal terminals for export primarily to Japan and Korea. The coalbed methane operation is steadily being built up to an annual output of 18 terrajoules to supply markets across the state, and will ultimately enhance the prospects of future underground mining at Moura.

Mining Services

Peabody Resources' Mining Services Division, based in Brisbane, Queensland, provides specialist tunneling and underground contract-mining services to the mining and civil engineering industries. The Mining Services Division has been involved in underground development work for a number of Australian projects, notably for leading mining companies including BHP Minerals at Cannington, Western Mining Corporation at Olympic Dam, Placer Pacific at Osborne, Plutonic Resources Limited at Darlot, Amalg Resources at Eloise and civil projects including a tunneling project through a joint venture with Obayashi Corporation of Japan for the Brisbane City Council. In November 1999, Mining Services acquired the Archveyor highwall mining system. The Archveyor uses continuous flexible haulage conveyors that are computer controlled and monitored by one operator. The Archveyor system will commence operation at the Moura Mine in mid-2000.

COALTRADE Australia

COALTRADE Australia based in Newcastle, New South Wales was established in April 2000 to complement our existing U.S. coal trading operations and our Australian export production sales.

The operations provide alternative commercial, logistical and product solutions that are required in the rapidly expanding seaborne coal market, particularly customers in the high growth areas of Japan, South Korea, Southeast Asia and the Pacific Rim countries.

POWER MARKETING AND ELECTRICITY CONTRACT RESTRUCTURING

Our subsidiary, Citizens Power, headquartered in Boston, Massachusetts, is engaged in electricity contract restructuring and electricity, gas and oil trading. For purposes of our financing, Citizens Power and its subsidiaries are unrestricted subsidiaries. Typically, Citizens Power acts, through subsidiary companies, as a third party facilitator to obtain non-recourse financing, the proceeds of which are used to purchase, and then obtain lower cost replacement power for, long-term electricity supply contracts between independent power producers and electric utility companies. In May 2000, we signed a purchase and sale agreement to sell Citizens Power to Edison Mission Energy. See further discussion in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

LONG-TERM COAL SUPPLY AGREEMENTS

United States

We have a large portfolio of coal supply agreements. For the fiscal year ended March 31, 2000, 86% of our sales volume was sold under coal supply agreements. We currently have coal supply agreements totaling approximately one billion tons of coal with terms ranging from one to 16 years and with an average volume-weighted remaining term of more than 4 years. In fiscal year 2000, we sold coal to more than 300 power plants and industrial customers in the United States and Canada and exported to 17 other countries.

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

Base prices are set at the start of a contract and are often adjusted at quarterly or annual intervals for changes due to inflation and/or changes in actual costs such as taxes, fees and royalties. The inflation adjustments are measured by public indices, the most common of which is the implicit price deflator for the gross domestic product as published by the United States Department of Commerce.

Quality and volumes for the coal are stipulated in coal supply agreements, and in some instances have the option to vary annual or monthly volumes if necessary. Variations to the quality and volumes of coal may lead to adjustments in the contract price. Coal supply agreements typically stipulate procedures for quality control, sampling and weighing. Most coal supply agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content (Btus), sulfur, ash, grindability and ash fusion temperature. Failure to meet these specifications can result in economic penalties or termination of the contracts.

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

In certain contracts, we have a right of substitution, allowing us to provide coal from different mines as long as the replacement coal is within a certain specified quality and will be sold at the same delivered cost. Contracts usually contain specified sampling locations: in the Eastern United States, approximately 50% of customers require that the coal is sampled and weighed at the destination, whereas in the Western United States samples are usually taken at the shipping source.

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

The total sales commitments corresponding to the coal supply agreements currently total approximately one billion tons of coal, assuming all the contracts run through to their expiration date. Contracts for coal from the mines in the Powder River Basin comprise approximately 52% of this total commitment.

Australia

In fiscal year 2000, approximately 52% of Peabody Resources' 11.1 million ton share of coal produced by Australian mines was sold under coal supply agreements to the New South Wales power utility, Macquarie Generation. The remainder was exported to Pacific Rim countries. Coal from the Ravensworth, Ravensworth East and Narama mines is sold to Macquarie Generation under contracts which expire in 2001, 2004 and 2012, respectively. The contracts contain price adjustment provisions based on the qualities of coal delivered and changes in indices of mining costs.

All coal from the Warkworth and Moura mines is exported. Approximately 72% is sold under contracts, including contracts with the other joint venture partners in Warkworth, and the remaining 28% is sold on the spot market. Warkworth has now also entered into short-term domestic coal supply agreements with Macquarie Generation and Delta Electricity, which expire in 2003.

The Bengalla mine commenced the sale of coal in April 1999. The large majority of coal from Bengalla is exported. Of the coal exported, approximately 30% was sold under long-term contracts, while the remaining 70% is sold on the spot market. It is anticipated that the mix of contract and spot coal sold will change over the next few years as Bengalla establishes its presence in the export coal market. Bengalla does have a short-term domestic coal supply agreement with Macquarie Generation, which represented approximately 10% of coal sold in the current year. All coal from the Moura Mine, which was acquired in August 1999, is exported under contract. Peabody Resources' export contracts for its Warkworth, Bengalla and Moura mines normally provide for annual price renegotiations.

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

According to RDI Coaldat, in 1999 approximately 92% of all U.S. coal was shipped by rail or barge, making these modes the keys to domestic coal distribution. Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two competing rail carriers, the Burlington Northern/Santa Fe and the Union Pacific. Rail competition in this major coal producing region is important, since rail costs constitute up to 75% of the delivered cost of Powder River Basin coal in remote markets. Rail rates for the Powder River Basin are lower when evaluated on a ton-per-mile basis because the relatively flat and straight rail routes out of the region allow heavily loaded trains to operate with less manpower and locomotive power than rail routes in other regions.

SALES AND MARKETING

Our subsidiaries, Peabody COALSALES and Peabody COALTRADE, undertake the sales and marketing functions for our U.S. operating subsidiaries, including exports from the United States. Peabody COALSALES acts as an agent in the sale and marketing of the coal produced by each mining subsidiary, and it generates profits through its brokering and agency activities. Peabody COALTRADE buys and resells coal produced by a number of third parties, and trades coal and sulfur dioxide emission allowance forwards and options in the developing over-the-counter markets. As of March 31, 2000, they had 57 employees located at five sites, including personnel dedicated to performing market research, contract administration and risk management activities. They annually prepare a marketing plan that sets out the sales targets for the next five years by region, coal type and markets. The strategic plan formulates and concentrates the ongoing work carried out by the sales and marketing teams to sell the mines' production through different sales and marketing initiatives.

COMPETITION

The markets in which we sell our coal are highly competitive. The top ten coal producers in the United States produce approximately 63% of total domestic coal, although there are approximately 740 coal producers in the United States. Our principal competitors in coal operations are other large coal producers. Our largest competitors are Arch Coal, Inc., Kennecott Energy Co., RAG AG, CONSOL Energy Inc., AEI Resources, Inc. and A.T. Massey Coal Company, which collectively produced approximately 40% of total United States coal production in 1999.

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

SUPPLIERS

The main types of goods we purchase are mining equipment and replacement parts, explosives, fuel, tires and lubricants. We also purchase coal from third parties to satisfy some of our customer contracts. Purchases of capital goods, materials and services are approximately 25% of our annual revenue. The supplier base providing these goods has been relatively consistent in recent years as we have many long established relationships with our key suppliers.

Between 20% and 25% of goods and services are supplied by the top ten suppliers, and some 60% of goods and services are provided by the top 100 suppliers. We do not have any supply arrangements with related parties, and all transactions are carried out on an arm's length basis. We consider all suppliers of a particular category of supplies to be interchangeable and do not believe we are vulnerable to over-dependence on any one supplier.

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

Most of the states in which we operate have state programs for mine health and safety regulation and enforcement. In combination, federal and state health and safety regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of United States industry. While regulation has a significant effect on our operating costs, our U.S. competitors are subject to the same degree of regulation.

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

Black Lung

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator is required to secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Less than 7% of the miners currently seeking federal black lung benefits are awarded such benefits by the federal government. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal; neither amount to exceed 4.4% of the sales price. This tax is passed on to the purchaser under many of our coal supply agreements.

Legislation on black lung reform has been introduced in Congress. The legislation would restrict the evidence that can be offered by a mining company, establish a standard for evaluation of evidence that greatly favors black lung claimants, allow claimants who have been denied benefits at any time since 1981 to refile their claims for consideration under the new law, make surviving spouse benefits significantly easier to obtain and retroactively waive repayment of preliminarily awarded benefits that are later determined to have been improperly paid. If this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase.

The U.S. Department of Labor has issued proposed amendments to the regulations implementing the federal black lung laws which, among other things, establish a presumption in favor of a claimant's treating physician and limit a coal operator's ability to introduce medical evidence regarding the claimant's medical condition. If final amendments to the regulations are adopted that are similar to the proposed amendments, the number of claimants who are awarded benefits could significantly increase and the amounts of awards could significantly increase.

Coal Industry Retiree Health Benefit Act of 1992

The Coal Industry Retiree Health Benefit Act of 1992, also known as the Coal Act, was enacted to provide for the funding of health benefits for certain United Mine Workers of America retirees. The Coal Act established the Combined Fund into which "signatory operators" and "related persons" are obligated to pay annual premiums for beneficiaries. The Coal Act also created a second benefit fund for miners who retired between July 21, 1992 and September 30, 1994 and whose former employers are no longer in business. Companies that are liable under the Coal Act must pay premiums to the Combined Fund. Annual payments made by certain of our subsidiaries under the Coal Act totaled $1.7 million in fiscal year 2000.

In October 1998, the Combined Fund sent a premium notice to all assigned operators subject to the fund that included retroactive death benefit and health benefit premiums dating back to February 1, 1993. On
November 13, 1998, ten employers (including two of our subsidiaries, Peabody Coal Company and Eastern Associated Coal Corp.) challenged the fund's retroactive rebilling in a lawsuit filed in the Northern District Court of Alabama. Our subsidiaries' retroactive premium amounts to approximately $1.3 million.

In 1996, the Combined Fund sued the Social Security Administration in the District of Columbia seeking a declaration that the Social Security Administration's original calculation of the per-beneficiary premium was proper. Certain coal companies but not our subsidiaries intervened in the lawsuit. On February 25, 2000, the federal District Court ruled in favor of the Combined Fund. The Combined Fund has asked for an amended order and that request is pending before the court. Once there is a final order in the case, we anticipate that the intervenor coal companies will appeal the court's decision. If this decision is upheld on appeal, our subsidiaries will be required to pay an additional premium to the Combined Fund of approximately $2.4 million.

Eastern Associated Coal Corp. and Peabody Coal Company filed a lawsuit in the Western District of Kentucky against the Social Security Administration asserting that the Social Security Administration had improperly assigned, under the Coal Act, certain beneficiaries to us. Subsequently, Peabody Coal and Eastern Associated moved for summary judgment on the improper assignment of certain beneficiaries that was granted by the federal District Court. The Social Security Administration filed a motion seeking a final judgment. Peabody Coal and Eastern Associated Coal Corp. believe that a final judgment has already been issued by the federal District Court, and that the time to appeal the District Court's decision has expired.

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

All states in which our active mining operations are located have achieved primary control of enforcement through approved state programs. Although we do not anticipate significant permit issuance or renewal problems, we cannot assure you that our permits will be renewed or granted in the future or that permit issues will not adversely affect operations. Under previous regulations of the act, responsibility for any coal operator currently in violation of the act could be imputed to other companies deemed, according to regulations, to "own or control" the coal operator. Sanctions included being blocked from receiving new permits and rescission or suspension of existing permits. Because of a recent federal court action invalidating these ownership and control regulations, the scope and potential impact of the "ownership and control" requirements on us are unclear. The Office of Surface Mining Reclamation and Enforcement has responded to the court action by promulgating interim regulations, which more narrowly apply the ownership and control standards to coal companies. Although the federal action could have, by analogy, a precedential effect on state regulations dealing with "ownership and control," which are in many instances similar to the invalidated federal regulations, it is not certain what impact the federal court decision will have on these state regulations.

West Virginia Mountaintop Mining

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

The Department has filed an appeal of the decision with the Fourth Circuit Court of Appeals. On October 29, 1999, the District Court issued a stay of its decision pending a resolution of the appeal. We do not believe the court order will have any immediate effect on our West Virginia mines.

In late 1999 certain members of Congress pursued legislation which would have resolved the issues raised by the district court's decision. That legislation did not pass in 1999 but we anticipate that similar legislation will be introduced in 2000. We cannot predict whether any such legislation will be passed by Congress in 2000.

The Clean Air Act

The Clean Air Act and the Clean Air Act Amendments, and corresponding state laws that regulate the emissions of materials into the air, affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, including future regulation of fine particulate matter measuring 10 micrometers in diameter or smaller. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of sulfur dioxide and other compounds, including nitrogen oxides, emitted by coal-fueled utility power plants.

In July 1997, the Environmental Protection Agency adopted new, more stringent National Ambient Air Quality Standards for very fine particulate matter and ozone. As a result, some states will be required to change their existing implementation plans to attain and maintain compliance with the new air quality standards. Our mining operations and utility customers are likely to be directly affected when the revisions to the air quality standards are implemented by the states. State and federal regulations relating to implementation of the new air quality standards may restrict our ability to develop new mines or could require us to modify our existing operations. The extent of the potential direct impact of the new air quality standards on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act, but could have a material adverse effect on our financial condition and results of operations. The Court of Appeals for the District of Columbia ruled in May 1999 that the existing 10 micrometer particulate and new eight hour ozone standards were invalid. The Court also ordered a new briefing on the validity of the very fine particulate standard. The effect of this decision on us and our customers is unknown at this time.

Title IV of the Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants. The limits set baseline emission standards for such facilities. Reductions in such emissions occurred in Phase I in 1995 and in Phase II in 2000 and apply to all coal-fired power plants. The affected utilities have been able to meet these requirements by, among other ways, switching to lower sulfur fuels, installing pollution control devices, such as flue gas desulfurization systems, which are known as "scrubbers", reducing electricity generating levels or purchasing or trading sulfur dioxide emission allowances. Emission sources receive these sulfur dioxide emission allowances, which can be traded or sold to allow other units to emit higher levels of sulfur dioxide. The effect of these provisions of the Clean Air Act Amendments on us cannot be completely ascertained at this time. We believe that implementation of Phase II has resulted in a downward pressure on the price of higher sulfur coal, as additional coal-burning utility power plants have complied with the restrictions of Title IV.

The Clean Air Act Amendments also require utilities that currently are major sources of nitrogen oxides in moderate or higher ozone nonattainment areas install reasonably available control technology for nitrogen oxides, which are precursors of ozone. In addition, the Environmental Protection Agency recently announced the final rules that would require 19 Eastern states to make substantial reductions in nitrogen oxide emissions. Installation of additional control measures required under the final rules will make it more costly to operate coal-fired utility power plants.

In accordance with Section 126 of the Clean Air Act, eight Northeastern states filed petitions requesting the Environmental Protection Agency to make findings and require decreases in nitrogen oxide emissions from certain sources in certain upwind states that might contribute to ozone nonattainment in the petitioning states. The Environmental Protection Agency has granted four of the eight petitions finding that certain sources are contributing to ozone non-attainment in certain of the petitioning states and the Environmental Protection Agency has proposed levels of nitrogen oxide control for the named sources. Our customers are among the named sources and, implementation of the requirement to install control equipment could impact the amount of coal supplied to those customers if they decide to switch to other sources of fuel, which would result in lower emission of nitrogen oxides. The Clean Air Act Amendments provisions for new source review require utilities to install the best available control technology if they make a major modification to a facility that results in an increase in its potential to emit. The Justice Department on behalf of the Environmental Protection Agency filed seven lawsuits in November 1999, alleging that electric utilities violated the new source review provisions of the Clean Air Act Amendments at 29 power plants in the Midwest and South. The Environmental Protection Agency issued an administrative order alleging similar violations to the Tennessee Valley Authority affecting seven plants and notices of violation for an additional eight plants owned by the affected utilities. If the utilities are found guilty of the violations, they could be subject to civil penalties and be required to install the required control equipment or cease operations. Our customers are among the named utilities and if found guilty, the fines and requirements to install additional control equipment could impact the amount of coal they would burn if the plant operating costs were to increase to the point that the plants were operated less frequently.
A coalition of 40 utilities and power companies have petitioned the U.S. Court of Appeals for the District of Columbia to review the Environmental Protection Agency's decision to grant the four petitions.

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

In addition, the Clean Air Act Amendments require a study of utility power plant emissions of certain toxic substances, including mercury, and direct the Environmental Protection Agency to regulate these substances, if warranted. In a recent report, the Environmental Protection Agency indicated that although it plans to further study the issue, it does not plan to make a decision whether regulate mercury emissions from coal-fired power plants until December 2000. If the Environmental Protection Agency decides to regulate mercury emissions from power plants, the regulations would probably not take affect until after 2007. Regardless of any action by the Environmental Protection Agency, it is a possibility that future state regulatory or legislative activity may seek to reduce mercury emissions and such requirements, if enacted, could result in reduced use of coal if utilities switch to other sources of fuel.

Clean Water Act

The Clean Water Act of 1972 affects coal mining operations by imposing restrictions on effluent discharge into water. Regular monitoring, reporting requirements and performance standards are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water.

Resource Conservation and Recovery Act

The Resource Conservation and Recovery Act, (RCRA) which was enacted in 1976, affects coal mining operations by imposing requirements for the treatment, storage and disposal of hazardous wastes. Coal mining operations covered by the Surface Mining Control and Reclamation Act permits are exempted from regulation under the Resource Conservation and Recovery Act by statute; however we cannot predict whether this exclusion will continue.

The Resource Conservation and Recovery Act excludes certain large-volume wastes generated primarily from the combustion of coal from being regulated as a hazardous waste, pending a report to Congress and a decision by the U.S. Environmental Protection Agency either to regulate the coal combustion wastes as a hazardous waste under RCRA or deem such regulation as unwarranted. The U.S. Environmental Protection Agency made its report to Congress on March 1999 and determined in May 2000 not to regulate coal wastes as a hazardous substance under RCRA. The requirement to regulate coal combustion waste as a hazardous waste could cause a switch to other lower ash fuels and reduce the amount of coal used by electric generators.

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

Global Climate Change

The United States, Australia and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change which is intended to limit emissions of greenhouse gases such as carbon dioxide. In December 1997 in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on greenhouse gas emissions are in place, such restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price and demand for coal. According to the Energy Information Administration's Annual Energy Outlook for 1998, coal accounts for 36% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electric generators switch to lower carbon sources of fuel.

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

Mining and exploration in Australia is generally carried on under leases or licenses granted by state governments. Mining leases, which are typically for an initial term of up to 21 years (but which may be reviewed), contain conditions relating to such matters as minimum annual expenditures, restoration and rehabilitation. Surface rights are typically acquired directly from landowners and, in the absence of agreement, there is an arbitration provision in the mining law.

Environmental

Primary responsibility for environmental regulation in Australia is vested in the State rather than the federal system. Each State and Territory in Australia has its own environmental and planning regime for the development of mines. In addition, each State and Territory also has a specific Act dealing with mining in particular, regulating the granting of mining licenses and leases. The mining legislation in each State and Territory operates concurrently with environmental and planning legislation. The mining legislation governs mining licenses and leases, including the restoration of land, following the completion of mining activities. Apart from the grant of rights to mine itself (which are covered by the mining statutes), all licensing, permitting, consent and approval requirements are contained in the various State and Territory environmental and planning statutes.

The particular provisions of the various State and Territory environmental and planning statutes vary depending upon the jurisdiction. Despite the variation in particulars, each State and Territory has a system involving at least two major phases. First, obtaining the developmental application and, if that is granted, obtaining the detailed operational pollution control licenses (which authorize emissions up to a maximum level); and second, obtaining pollution control approvals (which authorize the installation of pollution control equipment and devices). In the first regulatory phase, an application to a regulatory authority is filled. The relevant authority will either grant a conditional consent, an unconditional consent, or deny the application based on the details of the application and on any submissions or objections lodged by members of the public. If the developmental application is granted, the detailed pollution control license may then be issued and such license may regulate emissions to the atmosphere; emissions in waters; noise impacts including impacts from blasting; dust impacts; the generation, handling, storage and transportation of waste; and requirements for the rehabilitation and restoration of land.

Each State and Territory in Australia also has either a specific statute or certain sections in other environmental and planning statutes relating to the contamination of land and vesting powers in the various regulatory authorities in respect of the remediation of contaminated land. Those statutes are based on varying policies - the primary difference between the statutes is that in certain States and Territories, liability for remediation is placed upon the occupier of the land, regardless of the culpability of that occupier for the contamination. In other States and Territories, primary liability for remediation is placed on the original polluter, whether or not the polluter still occupies the land. If the original polluter cannot itself carry out the remediation, then a number of the statutes contain provisions which enable recovery of the costs of remediation from the polluter as a debt.

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

Accordingly, in most States and Territories throughout Australia, mining activities involve a number of regulatory phases. Following exploratory investigations pursuant to a mining lease, the activity proposed to be carried out must be the subject of an application for the activity or development. This phase of the regulatory process, as noted above, usually involves the preparation of extensive documents to constitute the application, addressing all of the environmental impacts of the proposed activity. It also generally involves extensive notification and consultation with other relevant statutory authorities and members of the public. Once a decision is made to allow a mine to be developed by the grant of a development consent, permit or other approval, then a formal mining lease can be obtained under the mining statute. In addition, operational licenses and approvals can then be applied for and obtained in relation to pollution control devices and emissions to the atmosphere, to waters and for noise. The obtaining of licenses and approvals, during the operational phase, generally does not involve any extensive notification or consultation with members of the public, as most of these issues are anticipated to be resolved in the first regulatory phase.

Peabody is recognized as a leader in the field of environmental stewardship and is a signatory to the Australian Federal Government's Greenhouse Challenge Program and the Australian Minerals Industry Code of Environmental Management. Annual independent environmental audits are conducted at our mining operations to review our environmental management systems to maintain environmental performance. Ravensworth, Narama, Bengalla and Warkworth maintain ISO 14001 certification for their respective environmental management systems.

OCCUPATIONAL HEALTH AND SAFETY

The combined effect of various State and Federal statutes requires an employer to ensure that persons employed in a mine are safe from injury by providing a safe working environment and systems of work; safety machinery; equipment, plant and substances; and appropriate information, instruction, training and supervision.

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

Safety performance at the coal mining operations continues to be well below the average for Australian open cut mines with annual independent audits conducted of our safety management systems.

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

The pace of change differs significantly from state to state. To date, 22 states and the District of Columbia have enacted programs leading to the deregulation of the retail electricity market; 20 other states are considering such programs, and the U.S. Congress is considering federal legislation. Due to the uncertainty around timing and implementation of deregulation, it is difficult to predict the impact on individual electric generators.

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

A possible consequence of the deregulation is anticipated downward pressure on fuel prices. However, because coal-fired generation is competitive with most other forms of generation, a competitive electricity market may stimulate greater demand for coal to be burned in plants with currently unused capacity. In 1999, for example, the average cost of generating electricity in coal-based generating units was less than one half the average cost of generating electricity in gas-fired units, and coal-based generation accounted for more than one-half of all electricity produced in the United States last year. Because of coal's cost advantage and because some coal-based generating facilities are underutilized in the current regulated electricity market, we estimate that additional coal demand could arise if the electricity market were rationalized and the most efficient coal-fired power plants were used to their full capacity. Estimates of this additional demand for coal vary between 100 and more than 200 million tons annually for the coal industry as a whole.

Australia

In the early 1990's, the Australian Federal Government commenced deregulation of the electricity market as part of Australia's ongoing micro-economic reform.

The commencement of the National Electricity Market in 1998 was to introduce competition in the wholesale supply and purchase of electricity combined with an open access regime for the use of electricity networks across the Eastern States of Australia. Introduction of competition was to be achieved by restructuring the supply industry into the separate elements of generation, transmission and distribution, and retail supply; privatization of generation and retail supply; and enhancement and extension of the Eastern States interconnection of power systems.

Some States, in particular Victoria, have privatized power generation, transmission and distribution, and retail supply as part of the ongoing deregulation of the industry. In New South Wales the market is dominated by incorporated government utilities.

EMPLOYEES

As of March 31, 2000, we and our consolidated joint ventures had approximately 7,200 employees. Of these employees, approximately 5,900 worked in the United States and 1,300 worked in foreign countries.

Approximately 39% of our United States coal employees are affiliated with organized labor unions, which accounts for approximately 26% of the tons sold in the United States during fiscal year 2000. Relations with organized labor are important to our success. Hourly workers at our mines in Arizona, Colorado and Montana are represented by the United Mine Workers of America under the Western Surface Agreement, which was ratified in 1996 and is effective through August 31, 2000. Negotiations for a successor labor agreement have not commenced. Union labor east of the Mississippi is also represented by the United Mine Workers of America but is subject to the National Bituminous Coal Wage Agreement. On December 16, 1997, this five-year labor agreement effective from January 1, 1998 to December 31, 2002, was ratified by the United Mine Workers of America. The United Mine Workers of America have stated that the union wishes to reopen the National Bituminous Coal Wage Agreement, but no negotiations on a reopener have commenced.

The Australian coal mining industry is highly unionized and the majority of workers employed at Peabody Resources are members of trade unions. These employees are represented by three unions: the United Mine Workers, which represents the production employees; and two unions that represent the other staff. The miners at Warkworth Mine signed a three-year labor agreement that expires in October 2002. The miners at Ravensworth and Narama Mines have signed a further enterprise labor agreement for two years that expires in May 2001. The labor agreement for the Moura Mine is currently under negotiation.

The Australian Federal Government, as part of micro-economic reform, has a Workplace Relations Strategy that seeks structural reform to encourage enterprise focus and to facilitate enterprise agreements. Under the legislation, Bengalla has commenced the employment of its workforce under individual workplace agreements with each employee. These agreements do not require ratification by a coal union.

ADDITIONAL INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and other information with the Securities and Exchange Commission. You may request copies of the filings, at no cost, by telephone at (314) 342-3400 or by mail at: P&L Coal Holdings Corporation, 701 Market Street, Suite 700, St. Louis, Missouri 63101, attention: Public Relations.

ITEM 2.  PROPERTIES.

COAL RESERVES

We had an estimated 10.0 billion tons of proven and probable reserves as of April 1, 2000, of which approximately 52% were low sulfur coal. We own approximately 43% of these reserves and lease the remaining 57%.

Below is a table summarizing the locations and reserves of our major operating units.

                                                                               PROVEN AND PROBABLE
                                                                         RESERVES AS OF APRIL 1, 2000<F1>
                                                                                (TONS IN MILLIONS)
                                                                     ---------------------------------------
                                                                       OWNED         LEASED          TOTAL
 OPERATING REGIONS             LOCATIONS                                TONS           TONS           TONS
------------------------      -----------------------------------    ---------     ----------      ---------
 Powder River Basin            Wyoming and Montana                       244          3,234          3,478
 Southwestern                  Arizona, Colorado and New Mexico          728            583          1,311
 Appalachia                    West Virginia                             315            510            825
 Midwest                       Illinois, Indiana and Kentucky          3,028            877          3,905
 Australia                     New South Wales and Queensland              -            449            449
                                                                     ---------     ----------      ---------
        Total                                                          4,315          5,653          9,968
                                                                     =========     ==========      =========

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

We have numerous federal coal leases that are administered by the United States Department of the Interior pursuant to the Federal Coal Leasing Amendments Act of 1976. These leases cover our principal reserves in Wyoming and other reserves in Montana and Colorado. Each of these leases continues indefinitely provided there is diligent development of the lease and continued operation of the related mine or mines. The Bureau of Land Management has asserted the right to adjust the terms and conditions of these leases, including rent and royalties, after the first 20 years of their life and at ten yearly intervals thereafter. Annual rents under our federal coal leases are now set at $3.08 per acre. Production royalties on federal leases are set by statute at 12.5% of the gross proceeds of coal mined and sold for surface mined coal and 8% for underground mined coal. Similar provisions govern three coal leases with the Navajo and Hopi Indian tribes. These leases cover coal contained in 65,000 acres of land in northern Arizona lying within the boundaries of the Navajo National and Hopi Indian reservations. We also lease coal from various state governments.

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

The terms of private leases are normally extended by active production on or near the end of the lease term. Leases containing undeveloped reserves may expire or such leases may be renewed periodically. With a portfolio of approximately 10 billion tons, we believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our reserve base is one of our strengths. We believe that the current level of production at our major mines is sustainable.

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

Peabody Resources holds or has rights to coal mining leases at Warkworth, Bengalla, Narama and Ravensworth East. Ravensworth is mined under contract from coal reserves owned by Macquarie Generation. Warkworth's mining lease has been renewed until 2023 with Bengalla and Narama leases valid until 2017 and 2012, respectively. Development consent for Ravensworth East was received in March 2000, and an application for renewal for a 21-year period has been made. Peabody Resources also holds an exploration license for Ravensworth West and has applied for a mining lease. The Moura lease is valid until 2019.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe we are adequately reserved for these liabilities and that there is no individual case pending that could have a material adverse effect on our financial condition or results of operations. Our significant legal proceedings are discussed below. Concurrent adverse resolution of such proceedings could have a material effect on the financial condition and results of operations for a particular interim or annual period.

Navajo Nation

On June 18, 1999, The Navajo Nation served our subsidiaries, Peabody Holding Company, Inc., Peabody Coal Company and Peabody Western Coal Company, with a complaint that had been filed in the U. S. District Court for the District of Columbia. Other defendants in the litigation are two utilities, two current employees and one former employee. The Navajo Nation has alleged sixteen claims including civil Racketeer Influenced and Corrupt Organizations Act, or RICO, claims, fraud and tortious interference with contractual relationships. The plaintiff is seeking various remedies including actual damages of at least $600 million which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western Coal Company's two coal leases for the Kayenta and Black Mesa mines have terminated due to the failure of a condition and a reformation of the two coal leases to adjust the royalty rate to 20%. All defendants have filed a motion to dismiss the complaint.

In March 2000, the Hopi Tribe filed a motion to intervene in this lawsuit. The Hopi Tribe has alleged seven claims, including fraud. The Hopi Tribe is seeking various remedies, including unspecified actual and punitive damages, reformation of its coal lease and a termination of the coal lease. The federal court has not ruled on the Hopi Tribe's motion.

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

Peabody Western filed a Motion to Compel Arbitration, which was granted by the trial court. Edison appealed this order to the Arizona Court of Appeals, which denied its appeal. Edison appealed the order to the Arizona Supreme Court which remanded the case to the Arizona Court of Appeals and ordered the appellate court to determine whether the trial court was correct in determining that Peabody Western's claims are arbitrable. The Arizona Court of Appeals ruled that neither mine decommissioning costs nor retiree health care costs are to be arbitrated and that both issues were to be resolved in litigation. The matter has been remanded back to the Superior Court of Maricopa County, Arizona where a trial has been set for April 2001.

If Edison is successful in the matter, our financial condition and results of operations may be adversely affected. However, based on a preliminary evaluation of the issues and the potential impact on us, we believe that the matter will be resolved without a material adverse affect on our financial condition or results of operations.

Public Service Company of Colorado

In August 1996, Seneca Coal Company, a subsidiary of Peabody Coal Company, filed a demand for arbitration in accordance with the terms of an Amended Revised Coal Supply Agreement dated December 1, 1971 between Seneca and three electric utilities, Public Service Company of Colorado, Salt River Project Agricultural Improvement District and PacifiCorp, or the Hayden Participants. The Hayden Participants own the Hayden Electric Generating Station at Hayden, Colorado. The arbitration demand requested the entry of an award for Seneca and against the Hayden Participants for amounts attributable to final reclamation, mine decommissioning and environmental monitoring of the Seneca mine and life insurance and post-retirement health care. Subsequent to the arbitration, Seneca Coal Company and the Hayden Participants negotiated a termination of their coal supply agreement and resolution of all outstanding disputes between them. At that same time, the Hayden Participants negotiated a new coal supply agreement with a term through 2011 with Peabody COALSALES Company, a company affiliated with Seneca Coal Company.

Macquarie Generation

In September 1997, our subsidiary, Peabody Resources, filed a lawsuit against Macquarie Generation in the Supreme Court of New South Wales, Commercial Division, seeking damages for certain coal deliveries which were not paid by Macquarie Generation and for a declaratory judgment regarding the assignment to Macquarie Generation of two long-term coal supply agreements for the Ravensworth and Narama mines. The contracts expire in 2001 and 2012, respectively. Macquarie Generation later agreed that the two contracts were properly assigned to it. Macquarie Generation subsequently filed a cross-claim against Peabody Resources alleging that Peabody Resources breached the labor escalation provisions in the coal supply agreements, committed misrepresentations regarding the labor costs and violated the Australian trade practices and fair trading laws in relation to the Narama contract. Macquarie Generation sought to terminate or rescind the Narama coal supply agreement and had sought damages from Peabody Resources for alleged breaches of both contracts. Even though we continued to deliver coal, Macquarie Generation unilaterally reduced the price that it is paying for coal deliveries under the Narama contract. A trial regarding these issues began on September 7, 1998 and concluded on September 25, 1998. On September 22, 1998, Macquarie Generation withdrew its breach of contract claims.

The Supreme Court of New South Wales issued a decision on November 19, 1998 rejecting Macquarie Generation's claims to terminate the coal supply agreement for the Narama mine. Macquarie Generation abandoned any basis to a claim for damages. The Court ordered Macquarie Generation to pay Peabody Resources the portion of the price that it had unilaterally withheld, with interest. Macquarie Generation has made that payment to Peabody Resources and is paying Peabody Resources for deliveries of coal at the contract prices. Macquarie Generation has filed an appeal of the decision, which is scheduled to be heard in July 2000 by the New South Wales Court of Appeals. We continue to believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations.

Minerals Management Service

The Minerals Management Service issued a preliminary administrative decision in August 1992, determining that a subsidiary of ours, subsequently merged into Powder River Coal Company, had underpaid royalties owed to the federal government. On October 15, 1999, we signed a settlement agreement with the federal government on all civil claims related to the dispute. We paid $11.0 million in two installments, which was charged against a previously established reserve.

Saline Valley Conservancy District

Saline Valley Conservancy District filed a lawsuit against our subsidiary, Peabody Coal Company, on April 5, 1999 in the Circuit Court of Saline County, Illinois. Saline Valley alleges that Peabody Coal Company's coal refuse pits at the closed Eagle No. 2 mine in Saline County, Illinois constitute a public and private nuisance and a trespass, and that Peabody Coal Company engaged in various negligent acts at the coal refuse pits. Saline Valley is seeking up to $124 million of compensatory damages, $125 million of punitive damages and injunctive relief. Peabody Coal Company has removed the case to the United States District Court for the Southern District of Illinois. The trial has been set for April 2001.

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

Our subsidiary, Gold Fields, its predecessors and its former parent company are or may become parties to environmental proceedings which have commenced or may commence in the United States in relation to certain sites previously owned or operated by those entities or companies associated with them. We have agreed to indemnify Gold Fields' former parent company for any environmental claims resulting from any activities, operations or conditions that occurred prior to the sale of Gold Fields to us. Gold Fields is currently involved in environmental investigation or remediation at 10 sites and is a defendant in litigation with private parties involving one site.

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

Where such sites were identified, independent environmental consultants were employed in 1997 in order to assess the estimated total amount of the liability per site and the proportion of those liabilities that Gold Fields is likely to bear. The available information on which to base this review was very limited since all of the sites except for three sites (on which no remediation is currently taking place) are no longer owned by Gold Fields. We have provisions of $57.7 million as of March 31, 2000 for the above environmental liabilities relating to Gold Fields. Significant uncertainty exists as to whether these claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than this provision. We believe that the remaining amount of the provision is adequate to cover these environmental liabilities.

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

                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

P&L Coal Holdings Corporation purchased its operating subsidiaries on May 19, 1998, and prior to such date had no substantial operations. The period ended March 31, 1999 is therefore a full fiscal year, but includes results of operations only from May 20, 1998 forward. The prior years' results of operations of the operating subsidiaries acquired are defined as the "Predecessor Company" and are included for comparative purposes. See other factors affecting the comparability of operating results in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

(Tons sold in millions, dollars in thousands)                                       PREDECESSOR COMPANY
                                                                      ----------------------------------------------------------
                                                           Period       Period
                                                            From         From                    Six
                                   Year                    May 20,      April 1,     Year       Months
                                  Ended       Total        1998 to      1998 to      Ended      Ended          Year Ended
                                 March 31,    Fiscal      March 31,     May 19,    March 31,   March 31,      September 30,
                                 2000<F1>    1999<F2>       1999         1998        1998        1997      1996<F3>      1995
                                ----------  ----------   ----------   ----------  ----------  ----------  ----------  ----------

RESULTS OF OPERATIONS DATA:
---------------------------
Revenues:

Sales                           $2,610,991  $2,249,887   $1,970,957   $  278,930  $2,048,694  $1,000,419  $2,075,142  $2,087,656
Other Revenues                      99,509      97,603       85,875       11,728     169,328      63,674     118,444      88,180
                                ----------  ----------   ----------   ----------  ----------  ----------  ----------  ----------
   Total Revenues                2,710,500   2,347,490    2,056,832      290,658   2,218,022   1,064,093   2,193,586   2,175,836
Operating Costs and
 Expenses                        2,517,263   2,171,921    1,890,588      281,333   1,957,210     961,998   2,844,882   1,930,224
                                ----------  ----------   ----------   ----------  ----------  ----------  ----------  ----------
Operating Profit (Loss)         $  193,237  $  175,569   $  166,244   $    9,325  $  260,812  $  102,095  $ (651,296) $  245,612
                                ==========  ==========   ==========   ==========  ==========  ==========  ==========  ==========
Income (Loss) from
 Continuing Operations          $  118,570  $    6,007   $    3,767   $    2,240  $  158,895  $   58,432  $ (446,282) $  100,387
                                ==========  ==========   ==========   ==========  ==========  ==========  ==========  ==========
Income (Loss) from
 Discontinued Operation         $  (90,360) $    4,678   $    6,442   $   (1,764) $    1,441  $      -    $      -    $      -
                                ==========  ==========   ==========   ==========  ==========  ==========  ==========  ==========

Net Income (Loss)               $   28,210  $   10,685   $   10,209   $      476  $  160,336  $   58,432  $ (446,282) $  100,387
                                ==========  ==========   ==========   ==========  ==========  ==========  ==========  ==========

BALANCE SHEET DATA:
-------------------
   Working Capital              $  (88,046) $  486,953   $  486,953   $  374,492  $  535,971  $  167,076  $ (129,465) $ (104,310)
   Total Assets                  5,826,849   7,023,931    7,023,931    6,403,151   6,343,009   5,025,812   4,916,693   5,676,923
   Recourse Debt                 2,076,166   2,208,512    2,208,512      339,640     308,354     321,723     456,867     316,847
   Non-Recourse Debt                   -       333,867      333,867      293,922     293,922         -           -           -
   Stockholders'
    Equity/Invested
    Capital                        508,426     495,230      495,230    1,497,374   1,687,842   1,676,786   1,383,655   1,650,975

OTHER DATA:
-----------
Tons Sold                            190.3       176.0        154.3         21.7       167.5        81.4       163.0       151.0
EBITDA<F4>                      $  443,019  $  380,267   $  345,426   $   34,841  $  460,981  $  203,825  $ (453,443) $  435,942
Net Cash Provided by (Used in):
     Operating Activities          262,911     253,865      282,022      (28,157)    187,852      62,829     211,535     272,543
     Investing Activities         (185,384) (2,270,886)  (2,249,336)     (21,550)   (136,033)    (56,170)   (105,640)   (462,113)
     Financing Activities         (205,181)  2,184,818    2,161,281       23,537    (235,389)     94,178      15,987     178,993
Depreciation, Depletion
 and Amortization                  249,782     204,698      179,182       25,516     200,169     101,730     197,853     190,330
Capital Expenditures               178,754     195,394      174,520       20,874     165,514      76,460     152,106     188,006


<F1> Results of operations for the year ended March 31, 2000 include
     $144.0 million of income tax benefit associated with an increase in the tax basis of a subsidiary's assets due to a change in federal income tax regulations, and reclassification of the results of operations and cash flows of Citizens Power LLC to a discontinued operation.

<F2> For comparative purposes, the "Total Fiscal 1999" column has been derived from adding the period ended March 31, 1999 with the Predecessor Company results for the period ended May 19, 1998. The effects of purchase accounting have not been reflected in the results of the Predecessor Company.

<F3> Results of operations for the year ended September 30, 1996 include a one-time, non-cash charge of $890.8 million made pursuant to SFAS No. 121, which had no effect on the Company's cash flow.


<F4> EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes and depreciation, depletion and amortization. EBITDA has been reduced by costs associated with reclamation, retiree health care and workers' compensation. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FACTORS AFFECTING COMPARABILITY

Discontinued Operations:

In May 2000, we signed a purchase and sale agreement with Edison Mission Energy to sell Citizens Power, our subsidiary that markets and trades electric power and energy-related commodity risk management products. The anticipated loss from the sale of this subsidiary and the monetization of non-trading assets ($78.3 million, net of income taxes), has been reclassified in the results of operations and cash flows as a discontinued operation for all periods presented. The fair value of the net assets of Citizens Power has been reclassified to a single line in the balance sheet entitled "Net assets of discontinued operations" in the current year only.

Fiscal Year 2000 vs. Fiscal Year 1999:

Effective January 1, 2000, Black Beauty realigned its investment structure and invested $6.6 million to increase its ownership interest to obtain control of three of its Midwestern coal mining affiliates - Sugar Camp Coal, LLC (Sugar Camp), Arclar Coal Company, LLC (Arclar) and United Minerals Company, LLC (United Minerals). Prior to fiscal year 2000, interests in these affiliates were accounted for under the equity method, as Black Beauty did not hold decision-making control over their respective operations. However, effective January 1, 2000, Black Beauty obtained decision-making control and began consolidating the affiliates as of that date. In order to provide comparability to future periods, we have elected to consolidate these affiliates as part of Black Beauty's results of operations effective April 1, 1999.

The current year results also include the consolidated results of operations for Black Beauty for 12 months as compared to only three months in fiscal 1999. We increased our ownership interest in Black Beauty from 43.3% to 81.7% effective January 1, 1999. We accounted for our interest in Black Beauty under the equity method from April 1 to December 31, 1998.

Fiscal Year 1999 vs. Fiscal Year 1998:

The results of operations and cash flows for the period ended March 31, 1999 reflects our results from April 1 to March 31 (we acquired the Predecessor Company on May 19, 1998 and prior to such date had no separate operations) and the results of the Predecessor Company for April 1 to May 19, 1998. In addition, the results of operations and cash flows for the period ended March 31, 1999 may not be directly comparable to the other period indicated as a result of the effects of restatement of assets and liabilities to their estimated fair market value in accordance with the application of purchase accounting pursuant to Accounting Principles Board Opinion No. 16.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED WITH TOTAL FISCAL 1999

Sales. For fiscal year 2000, sales increased $361.1 million, or 16.0%, to $2.6 billion. The fiscal year results include an increase attributable to Black Beauty of $428.9 million, which is principally comprised of two amounts - the inclusion of Black Beauty's results for an entire year ($264.1 million), and the consolidation of Sugar Camp, Arclar and United Minerals on a retroactive basis ($164.8 million).
Sales in Australia increased $75.5 million over fiscal 1999, mainly as a result of the acquisition of the Moura Mine in August 1999
($46.3 million), the opening of the Bengalla Mine in fiscal year 2000 ($16.6 million) and higher customer demand. Powder River sales increased $13.1 million, due mainly to a continuing improvement in pricing for the ultra-low sulfur coal in the Powder River Basin. Offsetting these increases were declines in the Midwest and Appalachia markets of $68.1 million and $53.8 million, respectively. Both regions were negatively impacted by mild winter weather that increased customer coal stockpiles, causing lower demand and pricing. The Midwest region declined primarily due to the closure and suspension of three high-sulfur mines in the current year, while results in Appalachia were hampered by price reductions for coal utilized by the export metallurgical market, and operating difficulties related to longwall panel development delays and adverse geological conditions. Finally, brokerage and trading revenues declined $33.5 million, mainly due to expiring contracts.

Other Revenues. Other revenues improved $1.9 million compared to fiscal 1999. This increase is primarily due to a $13.0 million gain from a contract restructuring, as Black Beauty executed the buyout of a contract to provide capacity to meet a new long-term coal supply agreement and a $3.9 million gain on the settlement of a contract dispute in the fourth quarter of the current year, partially offset by the exclusion of $7.5 million of equity income in affiliates now consolidated by Black Beauty as discussed above. We cannot assure you we will be able to realize similar gains from future coal contract restructurings.

Selling and Administrative Expenses. Selling and administrative expenses increased $15.6 million compared to fiscal 1999, to $95.3 million. This increase is the result of the inclusion of a full year of Black Beauty's operations vs. three months in the prior year (an increase of $9.9 million) and full year consolidation of Black Beauty affiliates previously mentioned.

Operating Profit. Operating profit was $193.2 million for the year ended March 31, 2000, an increase of $17.6 million, or 10.0%. The impact of Black Beauty on the current year results increased operating profit $43.8 million, including a $13.0 million gain from the Black Beauty contract restructuring previously mentioned.

Other regions showing year-over-year improvement were the Midwest
($15.0 million), Powder River ($13.2 million), and Australia ($12.8 million). The Midwest improved over the prior year as a result of lower reclamation costs occurring from a change in permitting requirements in the current year ($5.1 million), improved productivity and higher volume at the ongoing Midwestern operations, partially offset by lower volumes due to the closure/suspension of three mines in the current year. Powder River improved profit based upon higher pricing and higher demand for coal from our lowest cost, most efficient operations in the Powder River Basin. Australia experienced higher volumes due to higher customer demand, the contribution of results from the Moura Mine acquisition and the new Bengalla Mine, and higher profit from additional construction projects in the current year at their Mining Services division.

Offsetting these increases were decreases in Appalachia ($32.1 million) and Southwest ($4.1 million). Profitability in Appalachia was directly impacted by soft market conditions and higher costs as a result of longwall panel development delays. The decline in the Southwest region is the result of higher operating expenses, primarily as a result of higher repair and maintenance expenses than in fiscal 1999, offset partially by higher volumes and a gain from the settlement of a customer contractual dispute of $3.9 million. In addition, income from brokerage and trading activities decreased $19.8 million, mainly as a result of lower volumes that were directly related to contract expirations. Finally, we experienced higher costs for past mining obligations due to the current year cost of mine closure and suspension in the Midwest, and $14.0 million in higher administrative costs as a result of the inclusion of Black Beauty and its affiliates.

Interest Expense. Interest expense for the year ended March 31, 2000 was $205.1 million, an increase of $24.8 million, or 13.8%. Fiscal 1999 reflects acquisition-related indebtedness from the May 19, 1998 acquisition date forward. Also affecting the current year is the inclusion of $12.6 million of additional interest associated with Black Beauty.

Interest Income. Interest income decreased $15.8 million from fiscal 1999, to $4.4 million. The decrease is primarily attributable to interest income from higher average cash balances held in fiscal 1999 in anticipation of the Black Beauty acquisition that occurred late in the prior fiscal year.

Income Taxes. For fiscal year 2000, we recorded an income tax benefit of $141.5 million on a pretax loss from continuing operations of $7.4 million, compared to income tax expense of $7.5 million on pretax income from continuing operations of $15.4 million in fiscal 1999. The current year amount reflects a $144.0 million income tax benefit associated with an election to treat Peabody Natural Resources Company, a subsidiary of ours, as a corporation rather than a partnership for federal income tax purposes. This election, which became available through a change in tax law that occurred in December 1999, resulted in an increase in the tax basis in the entity's assets and eliminated the necessity for a deferred tax liability that had reflected the excess of the book basis in that subsidiary over the tax basis.

Our effective book income tax rate is primarily impacted by two factors
- the percentage depletion tax deduction utilized by us and our United States subsidiaries that creates an alternative minimum tax situation, and the level of contribution by the Australian business to the consolidated results of operations, which is taxed at a higher rate than in the United States.

Loss From Discontinued Operations. In fiscal year 2000, the discontinued operation had a net loss of $12.1 million, as compared to net income of $4.7 million in fiscal 1999. The decrease is largely the result of a decline in the number of power contract restructuring transactions completed in fiscal year 2000 as compared to fiscal 1999. In addition, the current year includes the estimated after-tax loss on disposal of Citizens Power of $78.3 million.

TOTAL FISCAL 1999 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1998

Sales. For fiscal 1999, sales increased 9.8%, or $201.2 million, over the prior twelve-month period. Excluding Black Beauty's results, sales increased $120.5 million, or 5.9%. We experienced an increase of $114.4 million in broker transactions, and had sales improvements in the following United States mining operating regions - Powder River ($19.1 million), Southern Appalachia ($20.4 million) and the Southwest region ($8.2 million).

The increase in brokered coal activity relates primarily to higher export volumes, an increased emphasis on broker transactions, newly added capacity for brokered shipments and the realization of a full year of sales from agreements entered into late in fiscal 1998.

With respect to the United States mining operations, Powder River experienced a 5.0% increase in sales volume from continued growth in demand for coal from this region, while Southern Appalachia sales volumes improved 13.0%, primarily due to longwall productivity increases as a result of capital improvements. Sales increases in the Southwest region are due mainly to improved pricing. Finally, the Midwest region declined $21.9 million due to the depletion and closing of a surface mine late in the prior fiscal year, lower shipments in the current year caused by customer unit outages for maintenance, and higher prior year sales due to a customer settlement.

Sales in Australia declined $28.3 million versus the prior year, due to weaker demand, lower pricing and the effects of foreign currency translation.

Other Revenues. Other revenues declined $71.7 million to $97.6 million for fiscal 1999, due mainly to $44.0 million in lower revenues from coal contract restructurings and $29.1 million in lower mining services revenues from Australia. We cannot assure you we will be able to realize similar gains from future coal contract restructurings.

Operating Profit. For fiscal 1999, operating profit declined $85.2 million to $175.6 million. Operating profit from the United States mining operations improved by $59.9 million during the period, mainly as a result of improved results at the Powder River, Southern Appalachia and Southwest operating regions discussed above, and the inclusion of Black Beauty as a consolidated entity beginning with the fourth quarter of fiscal 1999. However, operating profit from Australia declined
$9.2 million due to lower demand and prices for coal, lower mining services revenues and the effect of foreign currency translation.

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

Interest Expense. Interest expense increased $146.9 million for fiscal 1999. This increase is the result of the borrowings necessary to fund the acquisition on May 19, 1998, and higher borrowings in Australia to fund the construction of the Bengalla Mine.

Income Taxes. Our effective book income tax rate for fiscal 1999 was 48.9%. The effective tax rate is primarily impacted by two factors - the percentage depletion tax deduction utilized by us and our United States subsidiaries that creates an alternative minimum tax situation, and the level of contribution by the Australian business to the consolidated results of operations, which is taxed at a higher rate than in the United States. The effective tax rate for fiscal 1999 reflects tax expense in Australia not completely offset by tax benefits in the United States.

Income From Discontinued Operations. Income from discontinued operations was $4.7 million in fiscal 1999, as compared to income of $1.4 million in fiscal year 1998. This increase is primarily related to a higher volume of asset restructuring transactions in the current year, and higher income from trading activities.

LIQUIDITY AND CAPITAL RESOURCES

For fiscal year 2000, net cash provided by operating activities was $262.9 million, which includes $100.0 million in proceeds from the securitization of a portion of our trade accounts receivable in March 2000, and favorable cash flow from operations during the year.
In March 2000, we completed a transaction to establish an accounts receivable securitization facility with a multi-seller commercial paper conduit. Proceeds from the transaction totaled $100.0 million and were applied to the repayment of long-term debt discussed above. The facility is supported by $100.0 million in 364-day back-up bank lines that are available to purchase accounts receivable if the conduit is unable to access commercial paper markets. We pay funding costs based on the discount or yield accrued on conduit commercial paper plus certain fees and expenses.

Accounts receivable decreased $159.7 million from the prior year, primarily due to the $100.0 million sale of receivables discussed above, and the reclassification of Citizens Power's accounts receivable to "Net assets of discontinued operations."

Assets from power trading activities and liabilities from power trading activities were reduced to zero in the current year as a result of the reclassification of Citizens Power to a discontinued operation.

Assets from coal and emission allowance activities and liabilities from coal and emission allowance activities were $78.7 million and $75.9 million, respectively, as of March 31, 2000. The increase in these amounts is directly related to higher volumes of coal and emission allowance trading in the current year, as we have substantially increased our coal and emission allowance trading activity to respond to changes and opportunities in the deregulated electricity market.

Deferred income taxes decreased $155.1 million compared to March 31, 1999. This decrease is primarily the result of the previously mentioned income tax benefit.

Net cash used in investing activities was $185.4 million, primarily consisting of $63.3 million in acquisitions during the year, including
$30.2 million for the Moura Mine and $8.0 million for an additional
3% interest in the Bengalla Mine in Australia, and $25.1 million related to several smaller mines purchased by Black Beauty. We also had $178.8 million of capital expenditures, a decrease of $16.6 million from fiscal 1999. We had $110.5 million of committed capital expenditures (primarily related to coal reserves and mining machinery) at March 31, 2000. It is anticipated these capital expenditures will be funded through available cash and credit facilities which are discussed in more detail below.

Net cash used in financing activities was $205.2 million, as compared to $2,184.8 million of cash provided by financing activities in fiscal 1999. In fiscal year 2000, we reduced total debt by $466.2 million after considering the reclassification of $333.9 million of Citizens Power's debt to "Net assets of discontinued operations." The remaining decrease in total debt of $132.3 million relates to debt repayments during the current year of $210.0 million ($150.0 million of optional prepayments and other debt repayments of $60.0 million), partially offset by an additional $48.5 million of long-term debt related to previously unconsolidated affiliates of Black Beauty. Fiscal 1999 reflects a $480.0 million capital contribution and $1,817.4 million in borrowings to fund the acquisition of our Predecessor Company.

As of March 31, 2000, we had total indebtedness of $2,076.2 million, consisting of the following:

     (In millions)

            Term loans under Senior Credit Facilities                      $  690.0
            9.625% Senior Subordinated Notes due 2008 ("Senior
              Subordinated Notes")                                            498.7
            8.875% Senior Notes due 2008 ("Senior Notes")                     398.9
            5.0% Subordinated Note                                            180.3
            Senior unsecured notes under various agreements                    99.3
            Project finance facility                                           76.5
            Capital lease obligations                                          27.9
            Other                                                             104.6
                                                                           --------
                                                                           $2,076.2
                                                                           ========

The following table sets forth the mandatory prepayments of our indebtedness as of March 31, 2000:


(In millions)

                                         Senior                 5.0%
         Fiscal Year                Credit Facilities    Subordinated Note      Other         Total
     -------------------            -----------------    -----------------  ------------  ------------
            2001                                              $ 20.0          $   38.1      $   58.1
            2002                                                20.0              77.5          97.5
            2003                                                20.0              41.7          61.7
            2004                          $ 85.0                20.0              38.8         143.8
            2005                            69.0                20.0              25.5         114.5
     2006 and thereafter                   536.0               140.0             924.6       1,600.6
                                    -----------------    -----------------  ------------  ------------
                                          $690.0              $240.0          $1,146.2      $2,076.2
                                    =================    =================  ============  ============

The Senior Credit Facilities include a Revolving Credit Facility that provides for aggregate borrowings of up to $200 million and letters of credit of up to $280 million. The Revolving Credit Facility commitment matures in fiscal year 2005. We had no borrowings outstanding under the Revolving Credit Facility during fiscal year 2000 or 1999. Interest rates on the revolving loans under the Revolving Credit Facility are based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facilities) at our option. On October 1, 1998, we entered into two interest rate swaps to fix the interest cost on $500 million of long-term debt outstanding under the Term Loan Facility. We will pay a fixed rate of approximately 7.0% on $300 million of such long-term debt for a period of three years ending October 1, 2001, and on $200 million of such long-term debt for two years ending October 1, 2000. As a result, 72% of amounts outstanding under the Senior Credit Facilities are fixed at approximately 7.0% as of March 31, 2000.

The Revolving Credit Facility and related Term Loan Facility also contain certain restrictions and limitations including, but not limited to, financial covenants that will require us to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. In addition, the Senior Credit Facilities prohibit us from allowing our Restricted Subsidiaries (which include all Guarantors) to create or otherwise cause any encumbrance or restriction on the ability of any such Restricted Subsidiary to pay any dividends or make certain other upstream payments subject to certain exceptions.

The indentures governing the Senior Notes and Senior Subordinated Notes permit us and our Restricted Subsidiaries (which include all of our subsidiaries except Citizens Power and its subsidiaries) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, among other customary restrictive covenants, the indentures prohibit us and our Restricted Subsidiaries from creating or otherwise causing any encumbrance or restriction on the ability of any Restricted Subsidiary that is not a Guarantor to pay dividends or to make certain other upstream payments to us or any of our Restricted Subsidiaries (subject to certain exceptions). We were in compliance with all of the restrictive covenants of our loan agreements as of March 31, 2000.

Certain of our subsidiaries maintain short term lines and other working capital borrowing facilities. Total commitments under such subsidiary facilities totaled $167 million and borrowings thereunder totaled $55 million at March 31, 2000. In addition, certain of our subsidiaries have long-term debt outstanding under various agreements. These agreements contain certain customary restrictive covenants including limitations on additional debt, dividends and investments.

OTHER

Mine Closure. In October 1999, we suspended operations at our Marissa Operating Unit in Illinois. The Marissa Operating Unit, which shipped
4.4 million tons of coal in fiscal 1999, had attempted to secure additional business after its principal customer began shifting its supply to lower-sulfur coal from our Powder River operations. These efforts were unsuccessful, and as a result the mine was closed in December 1999. We do not anticipate a material adverse impact on our results of operations or financial position from the mine closure.

Mine Suspensions. In addition, we suspended operations at our Lynnville and Hawthorn mines in Indiana in December 1999. The suspension of operations at these locations is not anticipated to materially affect the consolidated results of operations or financial position, as the primary customers of these mines have signed long-term coal supply agreements and will receive coal from another Peabody affiliate, Black Beauty. We periodically evaluate the possibility of suspending other mines due to market conditions. Such suspensions, if any, are not expected to have a material adverse impact on our results of operations or financial condition.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. The Financial Accounting Standards Board also issued SFAS No. 137, which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000 (effective April 1, 2001 for us). We are evaluating the requirements of SFAS No. 133 and have not determined the impact of adoption on the consolidated financial statements.

Year 2000 Issue. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format.

We have not experienced any significant impact on our systems or operations as a result of the Year 2000 Issue. The total cost incurred to prepare for the Year 2000 Issue was approximately $6.4 million, which includes $2.3 million for the purchase of new software and hardware that was capitalized and $4.1 million that was expensed as incurred.

In addition, we have not encountered any significant problems with third parties such as our customers, suppliers, service providers and other business partners. However, if these or other third parties with which we conduct business experience lingering Year 2000 Issues, we could experience a material adverse impact on our results of operations and financial position.

FORWARD LOOKING STATEMENTS

This document, the annual report and certain press releases and statements we make from time to time include statements of our and management's expectations, intentions, plans and beliefs that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and are intended to come within the safe harbor protection provided by those sections. Forward looking statements involve risks and uncertainties, and a variety of factors could cause actual results to differ materially from our current expectations, including but not limited to those factors listed under "Risk Factors" and:

coal and power market conditions and fluctuations in the demand for coal as an energy source; weather conditions; the continued availability of long-term coal supply contracts; railroad performance; foreign currency translation; changes in the government regulation of the mining and power generation industries; risks inherent to mining; changes in our leverage position; and the ability to successfully implement operating strategies.

                             RISK FACTORS

POSSIBILITY OF TERMINATION OF LONG-TERM COAL SUPPLY AGREEMENTS

A substantial portion of our sales are made pursuant to coal supply agreements, which are important to the stability and profitability of our operations. The execution of a satisfactory coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract. Peabody has a large portfolio of coal supply agreements. In fiscal year 2000, 86% of our sales volume was sold under coal supply agreements. At March 31, 2000, our coal supply agreements had terms ranging from one to 16 years and had an average volume-weighted remaining term of more than 4 years.

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

We restructure coal supply agreements in the normal course of business.
In connection with such restructurings, we recognized gains of $13.0 million, $5.3 million and $49.3 million in fiscal years 2000, 1999 and 1998, respectively. We cannot assure you that we will be able to realize such gains in connection with future coal supply agreement restructurings.

The operating profit margins realized by Peabody under coal supply agreements depend on a variety of factors. In addition, price adjustment, price reopener and other provisions may reduce the insulation from any short-term coal price volatility provided by such contracts. If a substantial portion of our coal supply agreements were modified or terminated, we could be materially adversely affected to the extent that we are unable to find alternate buyers for our coal at the same level of profitability. Because the price of coal has declined in recent years, some of our coal supply agreements are for prices above current spot market prices. We cannot assure you that we will be able to replace these contracts at the same prices or with similar profit margins when they expire. In addition, certain coal supply agreements are the subject of ongoing litigation and arbitration.

DEPENDENCE ON MAJOR CUSTOMERS

In fiscal year 2000, we derived 27% of our total coal revenues from sales to our 5 largest customers, under 13 coal supply agreements that expire in various years from 2000 to 2014. We are currently engaged in discussions with several of these customers to either extend or enter into new long-term agreements upon expiration of existing agreements. We cannot assure you these customers either will extend or enter into new long-term agreements or, in the absence of long-term agreements, that they will continue to purchase the same amount of coal as they have in the past or on terms, including pricing terms, as favorable to us as under existing agreements. The concurrent loss of several coal supply agreements, reductions in the amounts of coal that all five of these customers purchase under those agreements, or the terms under which they buy, could have a material adverse effect on our financial condition and results of operations.

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

Impact of Clean Air Act Amendments on Coal Consumption. The Clean Air Act and the Clean Air Act Amendments, and corresponding state laws that regulate the emissions of materials into the air, affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, including future regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. In July 1997, the United States Environmental Protection Agency adopted new, more stringent National Ambient Air Quality Standards for particulate matter and ozone. As a result, some states will be required to change their existing implementation plans to attain and maintain compliance with the new air quality standards. Because coal mining operations emit particulate matter, our mining operations are likely to be affected directly when the revisions to the air quality standards are implemented by the states. State and federal regulations relating to implementation of the new air quality standards may restrict our ability to develop new mines or could require us to modify our existing operations. The extent of the potential direct impact of the new air quality standards on the coal industry will depend on the policies and control strategies associated with the state implementation process under the Clean Air Act, but could have a material adverse effect on our financial condition and results of operations.

The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of sulfur dioxide and other compounds including nitrogen oxides emitted by coal-fueled utility power plants. Title IV of the Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants. The limits set baseline emission standards for such facilities. Reductions in such emissions under Title IV of the Clean Air Act Amendments will occur in two phases: (1) Phase I began in 1995 and applies only to certain identified facilities; and (2) Phase II began in 2000 and applies to all coal-fired power plants, including those subject to the 1995 restrictions. The affected utilities have been and may be able to meet these requirements by, among other methods, switching to lower sulfur coal or other low sulfur fuels, installing pollution control devices such as scrubbers, reducing electricity generating levels or purchasing excess sulfur dioxide emission allowances from other facilities. The effect of these provisions of the Clean Air Act Amendments on us cannot be fully determined at this time. We believe that implementation of Phase II will likely exert a downward pressure on the price of higher sulfur coal, as additional coal-burning utility power plants become subject to the restrictions of Title IV. This price effect is expected to result after the large surplus of sulfur dioxide emission allowances which has accumulated in connection with Phase I has been reduced, and before utilities electing to comply with Phase II by installing sulfur-reduction technologies are able to implement such a compliance strategy. The extent to which this expected price decrease will materially adversely affect us will depend upon a number of factors, including our ability to secure coal supply agreements for our coal reserves with higher sulfur content.

The Clean Air Act Amendments also indirectly affect coal mining operations by requiring utilities that currently are major sources of nitrogen oxides in moderate or higher ozone nonattainment areas to install reasonably available control technology for nitrogen oxides, which are precursors of ozone. In addition, the recently issued, stricter ozone air quality standards, as discussed above, are expected to be implemented by the Environmental Protection Agency by 2003. On September 24, 1998, the Environmental Protection Agency announced the final rules governing nitrogen oxide emissions intended to reduce ozone concentrations in Northeastern cities. The new rules require additional nitrogen oxide reductions in 22 states, including reductions in nitrogen oxide emissions from coal-fueled power plants located in Midwestern and Southern states, sources purported to impact ozone in urban areas in the Northeast. Installation of reasonably available control technology and additional control measures required under the final rules will make it more costly to operate coal-fired plants and, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. On September 16, 1998, the Environmental Protection Agency issued a new rule governing nitrogen oxide emissions from new sources. The rule limits nitrogen oxide emissions from new, significantly modified or reconstructed boilers to amounts per megawatt-hour of gross electric output. The rule requires expensive nitrogen oxide emission control technology for such coal-fired boilers, which could affect the competitiveness of coal as a fuel for electricity generation in the future. Any reduction in coal's share of the capacity for power generation could have a material adverse effect on our business, financial condition and results of operations. The effect such regulations or other requirements that may be imposed in the future could have on the coal industry in general and on us in particular cannot be predicted with certainty. We cannot assure you that the implementation of the Clean Air Act Amendments, the new air quality standards or any other future regulatory provisions will not materially adversely affect us.

Impact of the Framework Convention on Global Climate Change on the Coal Industry. The United States, Australia and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. In December 1997 in Kyoto, Japan, the signatories to the Convention established a binding set of emission targets for developed nations. Although the specific limits vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012.

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

We assumed environmental obligations associated with certain former non-coal mining operations of our subsidiary, Gold Fields, and our former parent company. Gold Fields, its predecessors and its former parent company are or may become parties to environmental proceedings which have commenced or may commence in the United States in relation to certain sites previously owned or operated by those entities or companies associated with them. We have agreed to indemnify Gold Field's former parent company for any environmental claims resulting from any activities, operations or conditions that occurred prior to the sale of Gold Fields to Peabody. Gold Fields is currently involved in environmental investigation or remediation at 10 sites and is a defendant in litigation with private parties involving one other site. These sites were formerly owned or operated by Gold Fields. The Environmental Protection Agency has placed three of these sites on the National Priorities List, promulgated pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, and one of the sites is on a similar state priority list. There are a number of other sites in the United States which were previously owned or operated by such companies and which could give rise to environmental proceedings in which Gold Fields could incur liabilities.

Where such sites were identified, independent environmental consultants were employed in 1997 in order to assess the estimated total amount of the liability per site and the proportion of those liabilities that Gold Fields is likely to bear. The available information on which to base this review was very limited since all of the sites except for three sites (on which no remediation is currently taking place) are no longer owned by Gold Fields. We have provisions of $57.7 million as of March 31, 2000 for the above environmental liabilities relating to Gold Fields. Significant uncertainty exists as to whether these claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than this provision. We believe that the remaining amount of the provision is adequate to cover these environmental liabilities.

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

Black Lung and Workers' Compensation Obligations. Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator is required to secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Less than 7% of the miners currently seeking federal black lung benefits are awarded such benefits by the federal government. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the per ton sales price. This tax is passed on to the purchaser under many of our coal supply agreements.

Legislation on black lung reform has been introduced in Congress. The legislation would restrict the evidence that can be offered by a mining company, establish a standard for evaluation of evidence that greatly favors black lung claimants, allow claimants who have been denied benefits at any time since 1981 to refile their claims for consideration under the new law, make surviving spouse benefits significantly easier to obtain and retroactively waive repayment of preliminarily awarded benefits that are later determined to have been improperly paid. If this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. We cannot assure you that such legislation or other proposed changes in black lung legislation will not have an adverse effect on us.

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

REPLACEMENT AND RECOVERABILITY OF RESERVES

Our future success depends upon our ability to find, develop or acquire additional coal reserves that are economically recoverable. Our recoverable reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration and development activities or acquire properties containing recoverable reserves. To increase reserves and production, we must continue our development, exploration and acquisition activities or undertake other replacement activities. Our current strategy includes increasing our reserve base through acquisitions of government and private leases, producing properties and continued exploitation of our existing properties. The federal government continually leases coal reserves through a competitive bidding process. Companies such as Peabody may nominate specific areas to be leased by the government by application. Companies that have operations adjacent to these nominated lease areas have advantages in the bid process since their mining infrastructure is in place and they could avoid the cost of developing a new mine. Through this process, in June 1998, we acquired an additional 532 million tons of low sulfur coal reserves in a lease auction in the Powder River Basin adjacent to our North Antelope/Rochelle Mine. We cannot assure you that we will be able to continue successfully leasing additional reserves from the government. Additionally, we cannot assure you that our planned development and exploration projects and acquisition activities will result in significant additional reserves or that we will have continuing success developing additional mines. Most of our mining operations are conducted on properties owned or leased by us. Because title to most of our leased properties and mineral rights are not thoroughly verified until a permit to mine the property is obtained, our right to mine certain of our reserves may be materially adversely affected if defects in title or boundaries exist. In addition, we cannot assure you that we can successfully negotiate new leases from the government or private parties or mining contracts for properties containing additional reserves or maintain our leasehold interest in properties on which mining operations are not commenced during the term of the lease.

PRICE FLUCTUATIONS AND MARKETS

Our results of operations are highly dependent upon the prices received for our coal. Although in fiscal 2000, 86% of our sales were made pursuant to coal supply agreements, many of our coal supply agreements contain price reopener provisions which provide for the contract price to be adjusted upward or downward at specified times. Any significant decline in prices for coal could have a material adverse effect on our financial condition and results of operations, and quantities of reserves recoverable on an economic basis. Should the industry experience significant price declines from current levels or other adverse market conditions, we may not be able to generate sufficient cash flow from operations to meet our debt service obligations and make planned capital expenditures.

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

UNIONIZATION OF LABOR FORCE

Approximately 39% of Peabody's and our joint venture's United States coal employees, who accounted for 26% of our tons sold in the United States in fiscal year 2000, are represented by the United Mine Workers of America. The Australian coal mining industry is highly unionized and the majority of workers employed at Peabody Resources are members of trade unions. Certain of our competitors have non-union work forces. Because of the increased risk of strikes and other work-related stoppages in addition to higher labor costs which may be associated with union operations in the coal industry, our non-unionized competitors may have a competitive advantage in areas where they compete with our unionized operations. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. The ten month long United Mine Workers of America strike in 1993 had a material adverse effect on us. Our subsidiaries, Peabody Coal Company and Eastern Associated Coal Corp., operate under a union contract which is in effect through December 31, 2002 and our Peabody Western Coal Company subsidiary operates under a union contract which is in effect through August 31, 2000. Peabody Resources' Warkworth Mine operates under a labor agreement that expires in October 2002. Peabody Resources' Ravensworth and Narama mines entered into two-year labor agreements in May 1999. The labor agreement for the Moura Mine is currently under negotiation. We cannot assure you that our unionized labor will not go on strike upon expiration of existing contracts.

SURETY BONDS

Federal and state laws require bonds to secure our obligations to reclaim lands disturbed for mining, to pay federal and state workers' compensation and to satisfy other miscellaneous obligations. As of March 31, 2000, we had outstanding surety bonds with third parties for post-mining reclamation totaling $529.1 million. Furthermore, surety bonds valued at an additional $78.7 million are in place for federal and state workers' compensation obligations and other miscellaneous obligations. These bonds are typically renewable on a yearly basis. We cannot assure you that the surety bond holders will continue to renew the bonds or refrain from demanding additional collateral upon such renewals. Furthermore, as a result of the acquisition financings, we are highly leveraged, making it questionable whether we will be able to continue our self-bonding program and thus requiring us to obtain additional third-party surety bonds. The failure to maintain or the inability to acquire sufficient surety bonds, as required by state and federal law, would have a material adverse effect on us. Such failure could result from a variety of factors including the following: (1) lack of availability, higher expense or unreasonable terms of new surety bonds;
(2) restrictions on the demand for collateral by current and future third-party surety bond holders due to the terms of the indentures or the senior credit facilities; and (3) the exercise by third-party surety bond holders of their right to refuse to renew the surety.

SUBSTANTIAL LEVERAGE

We are highly leveraged and, at March 31, 2000, had total indebtedness of $2,076.2 million, of which (1) $690.0 million consisted of indebtedness under the senior credit facilities, (2) $398.9 million of senior notes, (3) $498.7 million of senior subordinated notes, (4) a $180.3 million, 5% coupon subordinated note, (5) $193.7 million in borrowings of Black Beauty and (5) $111.5 million in borrowings by our Australian subsidiary, including $76.5 million to fund the development of the Bengalla Mine. In addition, we had available borrowings of up to $312.1 million under our revolving credit facilities. We and our Restricted Subsidiaries are permitted to incur additional indebtedness in the future.

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

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

TRADING ACTIVITIES

We market and trade coal, emission allowances and energy-related commodities. We also market and trade electric power and energy-related commodities and provide services to the electric power industry through our subsidiary, Citizens Power, which as previously discussed is no longer a component of continuing operations. These activities give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively measured, monitored and controlled to ensure compliance with management policies. Polices are in place that limit the amount of total exposure we may enter into at any point in time. In addition, we have implemented procedures that allow us to measure, monitor and control all commitments and positions.

Coal and emission allowance trading is accounted for using the fair value method, whereby financial instruments with third parties (such as forwards, futures, options and swaps) are reflected at market value in the consolidated financial statements.

NON-TRADING

Commodity price risk

We manage our commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. Approximately 86% of our sales volume was sold under long-term coal supply agreements in fiscal year 2000.

Certain products used in our mining activities are subject to price volatility. We use forward contracts to manage the volatility related to this exposure. Commodity price risk associated with these products used in our mining activities is not material to our consolidated financial position, results of operations or liquidity.

Interest rate risk

We have exposure to changes in interest rates due to our existing level of indebtedness. As of March 31, 2000, we had $1.2 billion of fixed-rate borrowings and approximately $874 million of variable-rate borrowings outstanding. To minimize our exposure to changes in interest rates, we have entered into two interest rate swaps in the United States with a total notional amount of $500 million, and one interest rate swap in Australia with notional amount of $74 million.

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

Sensitivity analysis of market risks

Foreign currency risk

The net amount of our derivative financial instruments and foreign currency transaction exposure of approximately $212 million, after considering $215 million of existing foreign exchange contracts, has been subjected to an assumed 10% appreciation and 10% depreciation in the value of the Australian dollar versus the United States dollar over a period not exceeding the average expected maturity of the related foreign exchange contract. The resulting foreign exchange gain or loss would be approximately $21 million.

Interest rate risk

After taking into account the interest rate swap transactions discussed above, a one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $3.0 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one-percentage point increase in interest rates would result in a $12.9 million decrease in the fair value of such borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Index to Financial Statements and Supplementary Data

                                                                                       Page
                                                                                       ----

Report of Independent Auditors                                                          41

Audited Financial Statements:
      Statements of Operations - Year ended March 31, 2000, periods ended
      March 31, 1999 and May 19, 1998 and year ended March 31, 1998                     42

      Balance Sheets - March 31, 2000 and 1999                                          43

      Statements of Cash Flows - Year ended March 31, 2000, periods ended
      March 31, 1999 and May 19, 1998 and year ended March 31, 1998                     44

      Statements of Changes in Stockholders' Equity/Invested Capital - Year ended
      March 31, 2000, periods ended March 31, 1999 and May 19, 1998 and year
      ended March 31, 1998                                                              45

Notes to Financial Statements                                                           46

                     Report of Independent Auditors


Board of Directors
P&L Coal Holdings Corporation

We have audited the accompanying consolidated balance sheets of P&L Coal Holdings Corporation (the Company) as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows of the Company for the year and period then ended. We have also audited the combined statements of operations, changes in invested capital and cash flows of P&L Coal Group (the Predecessor Company) for the period ended May 19, 1998 and the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P&L Coal Holdings Corporation at March 31, 2000 and 1999, the consolidated results of operations and cash flows of the Company for the year ended March 31, 2000 and the period ended March 31, 1999, and the combined results of operations and cash flows of the Predecessor Company for the period ended May 19, 1998 and the year ended March 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                                      Ernst & Young LLP
April 27, 2000
St. Louis, Missouri

P&L COAL HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS
(Dollars in thousands)

                                                                                                       PREDECESSOR COMPANY
                                                                                                  ------------------------------
                                                              Year Ended       Period Ended       Period Ended      Year Ended
                                                            March 31, 2000    March 31, 1999      May 19, 1998    March 31, 1998
                                                            --------------    --------------      ------------    --------------
REVENUES

  Sales                                                       $2,610,991        $1,970,957          $278,930        $2,048,694

  Other revenues                                                  99,509            85,875            11,728           169,328
                                                              ----------        ----------          --------        ----------

        Total revenues                                         2,710,500         2,056,832           290,658         2,218,022

OPERATING COSTS AND EXPENSES

  Operating costs and expenses                                 2,178,664         1,643,718           244,128         1,695,216

  Depreciation, depletion and amortization                       249,782           179,182            25,516           200,169

  Selling and administrative expenses                             95,256            67,688            12,017            83,640

  Net gain on property and
     equipment disposals                                          (6,439)               -               (328)          (21,815)
                                                              ----------        ----------          --------        ----------

OPERATING PROFIT                                                 193,237           166,244             9,325           260,812

  Interest expense                                               205,056           176,105             4,222            33,410

  Interest income                                                 (4,421)          (18,527)           (1,667)          (14,543)
                                                              ----------        ----------          --------        ----------

INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTERESTS                                        (7,398)            8,666             6,770           241,945

  Income tax provision (benefit)                                (141,522)            3,012             4,530            83,050

  Minority interests                                              15,554             1,887                -                 -
                                                              ----------        ----------          --------        ----------

INCOME FROM CONTINUING OPERATIONS                                118,570             3,767             2,240           158,895

  Discontinued operations:

     (Income) loss from discontinued operations,
        net of income tax provision (benefit) of ($1,297),
        $6,035, ($189) and $7,143, respectively                   12,087            (6,442)            1,764            (1,441)

     Loss from disposal of discontinued operations,
        net of income tax benefit of $31,188                      78,273                -                 -                 -
                                                              ----------        ----------          --------        ----------

NET INCOME                                                    $   28,210        $   10,209          $    476        $  160,336
                                                              ==========        ==========          ========        ==========

                                     See accompanying notes to financial statements.

                                 42

P & L COAL HOLDINGS CORPORATION
BALANCE SHEETS
AS OF MARCH 31
(Dollars in thousands)

                                                                                                     2000              1999
                                                                                                  ----------        ----------
ASSETS
Current assets
   Cash and cash equivalents                                                                      $   65,618        $  194,078
   Accounts receivable, less allowance of  $1,233 and $177, respectively                             153,021           312,748
   Materials and supplies                                                                             48,809            53,978
   Coal inventory                                                                                    193,341           195,919
   Assets from power trading activities                                                                   -          1,037,300
   Assets from coal and emission allowance trading activities                                         78,695             2,514
   Deferred income taxes                                                                              49,869             8,496
   Other current assets                                                                               43,192            27,428
                                                                                                  ----------        ----------
     Total current assets                                                                            632,545         1,832,461

Property, plant, equipment and mine development

   Land and coal interests                                                                         4,135,010         4,023,546
   Building and improvements                                                                         350,284           316,163
   Machinery and equipment                                                                           741,486           651,728
   Less accumulated depreciation, depletion and amortization                                        (411,270)         (193,492)
                                                                                                  ----------        ----------
Property, plant, equipment and mine development, net                                               4,815,510         4,797,945

Net assets of discontinued operations                                                                 90,000                -

Investments and other assets                                                                         288,794           393,525
                                                                                                  ----------        ----------
     Total assets                                                                                 $5,826,849        $7,023,931
                                                                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

   Short-term borrowings and current maturities of long-term debt                                 $   57,977        $   72,404
   Income taxes payable                                                                               13,594             7,308
   Liabilities from power trading activities                                                              -            638,062
   Liabilities from coal and emission allowance trading activities                                    75,883                12
   Accounts payable and accrued expenses                                                             573,137           627,722
                                                                                                  ----------        ----------
     Total current liabilities                                                                       720,591         1,345,508

Long-term debt, less current maturities                                                            2,018,189         2,469,975
Deferred income taxes                                                                                625,124           780,175
Accrued reclamation and other environmental liabilities                                              502,092           498,032
Workers' compensation obligations                                                                    212,260           207,544
Accrued postretirement benefit costs                                                                 971,186           956,714
Obligation to industry fund                                                                           64,737            63,107
Other noncurrent liabilities                                                                         162,979           183,736
                                                                                                  ----------        ----------
     Total liabilities                                                                             5,277,158         6,504,791

Minority interests                                                                                    41,265            23,910

Stockholders' equity
   Preferred stock - $0.01 per share par value; 10,000,000 shares authorized,
     5,000,000 shares issued and outstanding as of March 31, 2000 and 1999                                50                50
   Common stock - Class A, $0.01 per share par value; 30,000,000 shares authorized,
     19,000,000 shares issued and outstanding as of March 31, 2000 and 1999                              190               190
   Common stock - Class B, $0.01 per share par value; 3,000,000 shares authorized,
     746,329 shares issued and 684,473 shares outstanding as of March 31, 2000; 3,000,000
     shares authorized and 708,767 shares issued and outstanding as of March 31, 1999                      7                 7
   Additional paid-in capital                                                                        485,037           484,772
   Employee stock loans                                                                               (2,391)           (2,331)
   Accumulated other comprehensive income (loss)                                                     (12,667)            2,333
   Retained earnings                                                                                  38,419            10,209
   Treasury shares, at cost: 61,856 Class B shares as of March 31, 2000                                 (219)               -
                                                                                                  ----------        ----------
       Total stockholders' equity                                                                    508,426           495,230
                                                                                                  ----------        ----------
     Total liabilities and stockholders' equity                                                   $5,826,849        $7,023,931
                                                                                                  ==========        ==========
                                     See accompanying notes to financial statements.

P&L COAL HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                                                                          PREDECESSOR COMPANY
                                                                                                     ------------------------------
                                                                  Year Ended      Period Ended       Period Ended      Year Ended
                                                                March 31, 2000   March 31, 1999      May 19, 1998    March 31, 1998
                                                                --------------   --------------      ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 28,210        $   10,209          $    476         $160,336
    (Income) loss from discontinued operations                       12,087            (6,442)            1,764           (1,441)
    Loss from disposal of discontinued operations                    78,273                -                 -                -
                                                                   --------        ----------          --------         --------
       Income from continuing operations                            118,570             3,767             2,240          158,895
Adjustments to reconcile income from continuing operations
  to net cash provided by (used in) continuing operations:
    Depreciation, depletion and amortization                        249,782           179,182            25,516          200,169
    Deferred income taxes                                          (157,803)             (679)            2,835           65,508
    Amortization of debt discount and debt issuance costs            18,911            16,120             1,379           11,205
    Net gain on property and equipment disposals                     (6,439)               -               (328)         (21,815)
    Gain on coal contract restructurings                            (12,957)           (5,300)               -           (49,270)
    Minority interests                                               15,554             1,887                -                -
    Changes in current assets and liabilities, excluding
      effects of acquisitions:
       Sale of accounts receivable                                  100,000                 -                -                -
       Accounts receivable, net of sale                              18,712            20,164            (9,768)         (18,622)
       Materials and supplies                                         5,227             3,620               881             (438)
       Coal inventory                                                10,774             5,781            (2,807)         (16,160)
       Net assets from coal and emission allowance trading
         activities                                                    (310)               -                 -                -
       Other current assets                                         (16,862)            7,459           (10,707)         (10,607)
       Accounts payable and accrued expenses                        (15,064)          (50,373)          (34,685)          (3,226)
       Income taxes payable                                           7,549               173             1,234          (12,447)
    Accrued reclamation and related liabilities                     (18,233)           (4,468)           (1,622)         (18,509)
    Workers' compensation obligations                                 4,716           (10,449)           (2,156)         (23,106)
    Accrued postretirement benefit costs                             14,472             6,094             6,092           15,292
    Obligation to industry fund                                       1,630            (3,619)           (2,379)         (26,771)
    Royalty prepayment                                                   -            135,903                -                -
    Other, net                                                      (34,814)           25,661            (5,586)          16,932
                                                                   --------        ----------          --------         --------
       Net cash provided by (used in) continuing operations         303,415           330,923           (29,861)         267,030
       Net cash provided by (used in) discontinued operations       (40,504)          (48,901)            1,704          (79,178)
                                                                   --------        ----------          --------         --------
       Net cash provided by (used in) operating activities          262,911           282,022           (28,157)         187,852
                                                                   --------        ----------          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development       (178,754)         (174,520)          (20,874)        (165,514)
Additions to advance mining royalties                               (25,292)          (11,509)           (2,302)          (6,174)
Acquisitions, net                                                   (63,265)       (2,110,400)               -           (58,715)
Investment in joint venture                                          (4,325)               -                 -                -
Proceeds from coal contract restructurings                           32,904             2,515               328           57,460
Proceeds from property and equipment disposals                       19,284            11,448             1,374           37,723
Proceeds from sale-leaseback transactions                            34,234                -                 -                -
                                                                   --------        ----------          --------         --------
       Net cash used in continuing operations                      (185,214)       (2,282,466)          (21,474)        (135,220)
       Net cash provided by (used in) discontinued operations          (170)           33,130               (76)            (813)
                                                                   --------        ----------          --------         --------
       Net cash used in investing activities                       (185,384)       (2,249,336)          (21,550)        (136,033)
                                                                   --------        ----------          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings and long-term debt               22,026         1,870,778            53,597          269,391
Payments of short-term borrowings and long-term debt               (209,985)         (222,715)          (19,423)        (350,737)
Capital contribution                                                     -            480,000                -                -
Distributions to minority interests                                  (3,353)           (3,080)               -                -
Dividends paid                                                           -                 -           (173,330)         (65,109)
Transactions with affiliates:
    Loan to affiliate                                                    -                 -                 -          (141,000)
    Proceeds from affiliated loan                                        -                 -            141,000               -
    Advances from affiliates                                             -                 -                 -            16,882
    Repayments to affiliates                                             -             (3,647)               -                -
    Invested capital transactions with affiliates                        -            (30,369)               -           (55,176)
                                                                   --------        ----------          --------         --------
       Net cash provided by (used in) continuing operations        (191,312)        2,090,967             1,844         (325,749)
       Net cash provided by (used in) discontinued operations       (13,869)           70,314            21,693           90,360
                                                                   --------        ----------          --------         --------
       Net cash provided by (used in) financing activities         (205,181)        2,161,281            23,537         (235,389)
Effect of exchange rate changes on cash and cash equivalents           (806)              111              (292)            (718)
                                                                   --------        ----------          --------         --------
Net increase (decrease) in cash and cash equivalents               (128,460)          194,078           (26,462)        (184,288)
Cash and cash equivalents at beginning of period                    194,078                -             96,821          281,109
                                                                   --------        ----------          --------         --------
Cash and cash equivalents at end of period                         $ 65,618        $  194,078          $ 70,359         $ 96,821
                                                                   ========        ==========          ========         ========

                                     See accompanying notes to financial statements.

P&L COAL HOLDINGS CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY / INVESTED CAPITAL
(Dollars in thousands)
                                                                                                                      Accumulated
                                                                                                                         Other
                                                                                                                        Compre-
                                                                                     Additional          Employee       hensive
                                                   Preferred           Common         Paid-in             Stock         Income
                                                     Stock             Stock          Capital             Loans         (Loss)
                                                   ---------           ------        ----------          --------     -----------
PREDECESSOR COMPANY
-------------------
March 31, 1997                                        $ -               $ -           $     -            $    -        $ (2,799)
  Comprehensive income:
           Net income                                   -                 -                 -                 -              -
           Foreign currency
               translation adjustment                   -                 -                 -                 -         (39,385)

  Comprehensive income
  Dividend paid                                         -                 -                 -                 -              -
  Net transactions
      with affiliates                                   -                 -                 -                 -              -
                                                      ----              ----          --------           -------       --------
March 31, 1998                                          -                 -                 -                 -         (42,184)
  Comprehensive loss:
           Net income                                   -                 -                 -                 -              -
           Foreign currency
               translation adjustment                   -                 -                 -                 -         (17,974)

  Comprehensive loss
  Dividend paid                                         -                 -                 -                 -              -
  Net transactions
      with affiliates                                   -                 -                 -                 -              -
                                                      ----              ----          --------           -------       --------
May 19, 1998                                          $ -               $ -           $     -            $    -        $(60,158)
                                                      ====              ====          ========           =======       ========

--------------------------------------------------------------------------------------------------------------------------------

May 20, 1998                                          $ -               $ -           $     -            $    -        $     -
Capital contribution                                    50               190           479,760                -              -
  Comprehensive income:
           Net income                                   -                 -                 -                 -              -
           Foreign currency
               translation adjustment                   -                 -                 -                 -           4,128
           Minimum pension liability
               (net of $1,248 tax provision)            -                 -                 -                 -          (1,795)

  Comprehensive income
  Stock grants to employees                             -                  5             3,919            (1,236)            -
  Stock purchases
       by employees                                     -                  2             1,093            (1,095)            -
                                                      ----              ----          --------           -------       --------
March 31, 1999                                          50               197           484,772            (2,331)         2,333
  Comprehensive income:
           Net income                                   -                 -                 -                 -              -
           Foreign currency
               translation adjustment                   -                 -                 -                 -         (16,795)
           Minimum pension liability
               (net of $1,248 tax benefit)              -                 -                 -                 -           1,795

  Comprehensive income
  Stock grants to employees                             -                 -                265              (103)            -
  Loan repayments                                       -                 -                 -                901             -
  Additional loans                                      -                 -                 -               (858)            -
  Shares repurchased                                    -                 -                 -                 -              -
                                                      ----              ----          --------           -------       --------
March 31, 2000                                        $ 50              $197          $485,037           $(2,391)      $(12,667)
                                                      ====              ====          ========           =======       ========



                                                                                                    Total
                                                                                                Stockholders'
                                                  Retained        Invested         Treasury   Equity / Invested
                                                  Earnings        Capital            Stock         Capital
                                                  --------       ----------        --------   -----------------
PREDECESSOR COMPANY
-------------------
March 31, 1997                                     $    -        $1,679,585          $  -        $1,676,786
  Comprehensive income:
           Net income                                   -           160,336             -           160,336
           Foreign currency
               translation adjustment                   -                -              -           (39,385)
                                                                                                 ----------
  Comprehensive income                                                                              120,951
  Dividend paid                                         -           (65,109)            -           (65,109)
  Net transactions
      with affiliates                                   -           (44,786)            -           (44,786)
                                                   -------       ----------          -----       ----------
March 31, 1998                                          -         1,730,026             -         1,687,842
  Comprehensive loss:
           Net income                                   -               476             -               476
           Foreign currency
               translation adjustment                   -                -              -           (17,974)
                                                                                                 ----------
  Comprehensive loss                                                                                (17,498)
  Dividend paid                                         -          (173,330)            -          (173,330)
  Net transactions
      with affiliates                                   -               360             -               360
                                                   -------       ----------          -----       ----------
May 19, 1998                                       $    -        $1,557,532          $  -        $1,497,374
                                                   =======       ==========          =====       ==========

------------------------------------------------------------------------------------------------------------

May 20, 1998                                       $    -        $       -           $  -        $       -
Capital contribution                                    -                -              -           480,000
  Comprehensive income:
           Net income                               10,209               -              -            10,209
           Foreign currency
               translation adjustment                   -                -              -             4,128
           Minimum pension liability
               (net of $1,248 tax provision)            -                -              -            (1,795)
                                                                                                 ----------
  Comprehensive income                                                                               12,542
  Stock grants to employees                             -                -              -             2,688
  Stock purchases
       by employees                                     -                -              -                -
                                                   -------       ----------          -----       ----------
March 31, 1999                                      10,209               -              -           495,230
  Comprehensive income:
           Net income                               28,210               -              -            28,210
           Foreign currency
               translation adjustment                   -                -              -           (16,795)
           Minimum pension liability
               (net of $1,248 tax benefit)              -                -              -             1,795
                                                                                                 ----------
  Comprehensive income                                                                               13,210
  Stock grants to employees                             -                -              -               162
  Loan repayments                                       -                -              -               901
  Additional loans                                      -                -              -              (858)
  Shares repurchased                                    -                -            (219)            (219)
                                                   -------       ----------          -----       ----------
March 31, 2000                                     $38,419       $       -           $(219)      $  508,426
                                                   =======       ==========          =====       ==========

                                     See accompanying notes to financial statements.

P & L COAL HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED AND PER SHARE DATA)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the consolidated balance sheets of P&L Coal Holdings Corporation (the "Company" or "Peabody") as of March 31, 2000 and 1999, and the consolidated results of operations and cash flows for the year ended March 31, 2000 and the period ended March 31, 1999. These financial statements include the subsidiaries (collectively, known as the "Predecessor Company") of Peabody Holding Company, Inc. ("Peabody Holding Company"), Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch"), Citizens Power LLC ("Citizens Power") and Peabody Resources Limited ("Peabody Resources"), an Australian company. The combined financial statements include the combined results of operations and cash flows of the Predecessor Company from April 1, 1998 to May 19, 1998 and the fiscal year ended March 31, 1998.

     Until May 19, 1998, the Predecessor Company was a wholly owned indirect subsidiary of The Energy Group, PLC ("The Energy Group"). Effective May 20, 1998, the Predecessor Company was acquired by the Company, which at the time was wholly owned by Lehman Brothers Merchant Banking Partners II L.P. and its affiliates ("Lehman Brothers Merchant Banking"), an investment fund affiliated with Lehman Brothers Inc. The transaction was part of the sale of The Energy Group to Texas Utilities Company. P&L Coal Holdings Corporation, a holding company with no direct operations and nominal assets other than its investment in its subsidiaries, was formed by Lehman Brothers Merchant Banking on February 27, 1998 for the purpose of acquiring the Predecessor Company and had no significant activity until the acquisition.

     Subsequent to March 31, 2000, the Company signed a purchase and sale agreement with Edison Mission Energy to sell Citizens Power (see note 3). Results of operations and cash flows have been restated for all periods presented to properly reflect the discontinued operation.

     DESCRIPTION OF BUSINESS

     The Company is principally engaged in the mining of coal for sale primarily to electric utilities. The Company also markets and trades coal and emission allowances.

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

     The financial statements include the following asset and operating amounts for Australian entities utilizing pro rata consolidation:

                                                                                         PREDECESSOR COMPANY
                                                                                   ------------------------------
                                               Year Ended       Period Ended       Period Ended      Year Ended
                                             March 31, 2000    March 31, 1999      May 19, 1998    March 31, 1998
                                             --------------    --------------      ------------    --------------
     Total revenue                              $122,689          $ 72,057           $10,996           $76,406
     Operating profit                             17,038            18,767             3,695            17,731
     Total assets                                149,864           189,363

                                 46

     ACCOUNTING FOR COAL AND EMISSION ALLOWANCE TRADING

     The Company engages in risk management activities for both trading and non-trading purposes. Activities for trading purposes, generally consisting of coal and emission allowance trading, are accounted for using the fair value method. Under such method, the derivative commodity instruments (forwards, options and swaps) with third parties are reflected at market value and are included in "Assets and liabilities from coal and emission allowance trading activities" in the consolidated balance sheets. In the absence of quoted values, financial commodity instruments are valued at fair value, considering the net present value of the underlying sales and purchase obligations, volatility of the underlying commodity, appropriate reserves for market and credit risks and other factors, as determined by management. Subsequent changes in market value are recognized as gains or losses in "Other revenues" in the period of change.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments to hedge the impact of exchange rate fluctuations on anticipated future sales as well as to hedge the impact of interest rate movements on floating rate debt and certain commodity supplies. The Company's Australian operations use forward currency contracts to manage their exposure against foreign currency fluctuations on sales denominated in U.S. dollars. These financial instruments are accounted for using the deferral method. Changes in the market value of these transactions are deferred until the gain or loss on the underlying hedged item is recognized as part of the related sales transaction. If the future sale is no longer anticipated, the changes in market value of the forward currency contracts would be recognized as an adjustment to revenue in the period of change.

     A portion of the Company's long-term indebtedness bears interest at rates that fluctuate based upon certain indices. The Company utilizes financial instruments, such as interest rate swap agreements, to mitigate the impact of changes in interest rates on a portion of its floating rate debt. Gains or losses on interest rate swap agreements are recognized as they occur and are included as a component of interest expense.

     As a writer of options, the Company receives a premium where the option is written and then bears the risk of unfavorable changes in the price of the financial instruments underlying the option. Forwards, swaps and over-the-counter options are traded in unregulated markets.

     Over-the-counter forwards, options and swaps are either liquidated with the same counterparty or held to settlement date. For these financial instruments, the unrealized gains or losses on financial settlements, rather than the contract amounts, represent the approximate future cash requirements. Realized gains and losses on trading activities are recorded as part of "Other revenues" as they occur. Physical settlements are recorded on a gross basis within "Sales" and "Operating costs and expenses."

     REVENUE RECOGNITION

     The Company incurs certain "add-on" taxes and fees on coal sales. Coal sales are reported including taxes and fees charged by various federal and state governmental bodies. The Company recognizes revenue from coal sales when title passes to the customer.

     OTHER REVENUES

     Other revenues include royalties related to coal lease agreements, earnings and losses from joint ventures, management fees, farm income, contract restructuring payments, coal trading activities and revenues from contract mining services. Royalty income generally results from the lease or sub-lease of mineral rights to third parties, with payments based upon a percentage of the selling price or an amount per ton of coal produced. Certain agreements require minimum annual lease payments regardless of the extent to which minerals are produced from the leasehold. The terms of these agreements generally range from specified periods of 5 to 20 years, or can be for an unspecified period until all reserves are depleted.

     Revenues from coal trading activities are recognized for the differences between contract and market prices.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

     INVENTORIES

     Materials and supplies and coal inventory are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs, operating overhead and other related costs.

     PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

     Property, plant, equipment and mine development are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period, including $1.8 million for the year ended March 31, 2000, $3.0 million for the period ended March 31, 1999, $0.2 million for the period ended May 19, 1998 and $1.5 million for the year ended March 31, 1998.

     Expenditures which extend the useful lives of existing plant and equipment are capitalized. Maintenance and repairs are charged to operating costs and expensed as incurred. Costs incurred to develop coal mines or to expand the capacity of operating mines are capitalized. Development costs incurred to maintain current production capacity at a mine and exploration expenditures are charged to expense as incurred. Certain costs to acquire computer hardware and the development and/or purchase of software for internal use are capitalized and depreciated over the estimated useful lives.

     Depletion of coal interests is computed using the units-of-production method utilizing only proven and probable reserves in the depletion base. Mine development costs are principally amortized over the estimated lives of the mines using the straight-line method. Depreciation of plant and equipment (excluding life of mine assets) is computed using the straight-line method over the estimated useful lives as follows:

                                                          Years
                                                          -----
          Building and improvements                      10 to 20
          Machinery and equipment                         2 to 30
          Leasehold improvements                       Life of Lease

     In addition, certain plant and equipment assets associated with mining are depreciated using the straight-line method over the estimated life of the mine, which varies from 3 to 24 years.

     ACCRUED RECLAMATION AND OTHER ENVIRONMENTAL LIABILITIES

     The Company records a liability for the estimated costs to reclaim land as the acreage is disturbed during the ongoing surface mining process. The estimated costs to reclaim support acreage and to perform other related functions at both surface and underground mines are recorded ratably over the lives of the mines. As of March 31, 2000, the Company had $529.1 million in surety bonds outstanding and $19.4 million in letters of credit to secure reclamation. As of March 31, 1999, the Company had $534.9 million in surety bonds outstanding related to reclamation. The amount of reclamation self-bonding in certain states in which the Company qualifies was $186.1 million and $240.5 million at March 31, 2000 and March 31, 1999, respectively.

     Accruals for other environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized only to the extent they extend the life of the asset, mitigate environmental contamination that has yet to occur, or are incurred in preparing an asset for sale.

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

     CONCENTRATION OF CREDIT RISK AND MARKET RISK

     The Company's power, coal and emission allowance trading and risk management activities give rise to market risk, which represents the potential loss caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with the risk management policies of the Company. Policies are in place that limit the Company's total net exposure at any point in time. Procedures exist which allow for monitoring of all commitments and positions, with daily reporting to senior management.

     The Company's concentration of credit risk is substantially with electricity producers and marketers and electric utilities. The Company's policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company will protect its position by requiring the counterparty to provide appropriate credit enhancement. Counterparty risk with respect to interest rate swap transactions is not considered to be significant based upon the creditworthiness of the participating financial institutions.

     Approximately 39 percent of the Company's U.S. coal employees are affiliated with organized labor unions, which accounts for approximately 26 percent of the tons sold in the U.S. during fiscal year 2000. Hourly workers at the Company's mines in Arizona, Colorado and Montana are represented by the United Mine Workers' of America under the Western Surface Agreement, which was ratified in 1996 and is effective through August 31, 2000. Union labor east of the Mississippi is also represented by the United Mine Workers of America but is subject to the National Bituminous Coal Wage Agreement. On December 16, 1997, this five-year labor agreement effective from January 1, 1998 to December 31, 2002, was ratified by the United Mine Workers of America.

     The Australian coal mining industry is highly unionized and the majority of workers employed at Peabody Resources are members of trade unions. These employees are represented by three unions: the United Mine Workers, which represents the production employees; and two unions that represent the other staff. The miners at Warkworth Mine signed a three-year labor agreement that expires in October 2002. The miners at Ravensworth and Narama Mines have signed a further enterprise labor agreement for two years that expires in May 2001. The labor agreement for the Moura Mine is currently under negotiation.

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

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets under various assumptions are less than the carrying amounts of those assets. Impairment losses are measured by comparing the estimated fair value of the assets to their carrying amount.

     FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign affiliates are generally translated at current exchange rates, and related translation adjustments are reported as a component of comprehensive income. Income statement accounts are translated at an average rate for each period.

     RECLASSIFICATIONS

     Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended March 31, 2000, with no effect on previously reported net income or stockholders' equity.

(2)  BUSINESS COMBINATIONS

     Peabody Resources

     Effective August 20, 1999, Peabody Resources purchased a 55 percent interest in the Moura Mine in Queensland, Australia for $30.2 million. The acquisition was accounted for as a purchase and the operating results have been included in the Company's financial statements since the date of acquisition using pro rata consolidation. The acquisition includes the coal mining and coalbed methane operations, along with 67 million tons of saleable coal reserves and rights to more than 1.9 billion tons in place surface and underground coal resources.

     Black Beauty Coal Company

     Effective January 1, 2000, Black Beauty Coal Company ("Black Beauty"), a subsidiary of the Company, invested $6.6 million to increase its ownership interest and obtain control of three of its Midwestern coal mining affiliates - Sugar Camp Coal, LLC, Arclar Coal Company, LLC and United Minerals Company, LLC. Prior to fiscal year 2000, interests in these affiliates were accounted for under the equity method, as Black Beauty did not hold decision-making control over their respective operations. However, effective January 1, 2000, Black Beauty obtained decision-making control and began consolidating the affiliates as of that date. In order to provide comparability to future periods, the Company has elected to consolidate these affiliates as part of Black Beauty's results of operations effective April 1, 1999.

     Effective January 1, 1999, the Company purchased an additional
     38.3 percent interest in Black Beauty, raising its ownership percentage to 81.7 percent. Total consideration paid for the additional interest was $150.7 million. The acquisition was accounted for as a purchase and, accordingly, the operating results of Black Beauty have been included in the Company's financial statements since the effective date of acquisition. Prior to the acquisition, the Company accounted for its ownership using the equity method of accounting.

     Effective January 1, 1998, the Predecessor Company purchased an additional 10.0 percent interest in Black Beauty for $37.7 million in cash, and as a result, increased its ownership in the partnership to 43.3 percent.

     P&L Coal Group

     The acquisition of Peabody Group by the Company on May 19, 1998 was funded through borrowings by the Company pursuant to a $920.0 million Senior Secured Term Facility, the offerings of $400.0 million aggregate principal amount of Senior Notes and $500.0 million aggregate principal amount of Senior Subordinated Notes, an equity contribution to the Company by Lehman Brothers Merchant Banking of $400.0 million, and an equity contribution of $80.0 million from other parties, including Lehman Brothers Holdings, Inc. Such amounts were used to pay $2,003.6 million for the equity of the Company, repay debt, increase cash balances and pay transaction fees and expenses incurred with the acquisition. The Company also entered into a $480.0 million senior revolving credit facility to provide for the Company's working capital requirements following the acquisition. The acquisition was accounted for under the purchase method of accounting.

     The following unaudited pro forma results of operations assumed the acquisitions had occurred as of April 1:

                                                                         2000              1999
                                                                      ----------        ----------
     Total revenues                                                   $2,728,694        $2,765,979
     Income (loss) before income taxes, minority interests
       and discontinued operations                                        (6,278)            7,736
     Net income                                                           28,916               236

(3)  DISCONTINUED OPERATIONS

     Subsequent to March 31, 2000, the Company signed a purchase and sale agreement with Edison Mission Energy to sell Citizens Power, its wholly-owned subsidiary that engages in power trading and power contract restructuring transactions. The estimated loss on disposal of the entity is $109.5 million on a pretax basis
     ($78.3 million after-tax), which includes a provision for estimated operating losses until disposal and estimated proceeds from the monetization of non-trading assets concurrent with the disposal of Citizens Power. The Company expects to complete the disposal before the end of the next fiscal year.

     The results of operations of Citizens Power have been reported separately as a discontinued operation in the statements of operations for all periods presented, and are summarized as follows:

                                                                                                   PREDECESSOR COMPANY
                                                                                             ------------------------------
                                                           Year Ended      Period Ended      Period Ended      Year Ended
                                                         March 31, 2000    March 31, 1999    May 19, 1998    March 31, 1998
                                                         --------------    --------------    ------------    --------------
     Revenues                                              $ 17,225           $37,394          $ 1,750          $26,440
     Income (loss) before income taxes                      (13,369)           12,477           (1,953)           8,584
     Income tax provision (benefit)                          (1,297)            6,035             (189)           7,143
     Net income (loss) from discontinued
        operations                                          (12,087)            6,442           (1,764)           1,441

     The fair value of net assets related to the discontinued operation have been segregated in the March 31, 2000 consolidated balance sheet and include the following:



     Cash                                               $ 41,222
     Accounts receivable                                  46,339
     Assets from power trading activities                908,256
     Liabilities from power trading activities          (524,366)
     Other current liabilities                           (75,701)
     Non-recourse debt                                  (305,750)
                                                        --------
                                                        $ 90,000
                                                        ========

(4)  ACCOUNTS RECEIVABLE SECURITIZATION

     In March 2000, the Company and a wholly-owned subsidiary
     ("Seller") entered into agreements with certain financial institutions to establish a five-year receivables purchase facility. Under the facility, up to $100.0 million of beneficial interests in accounts receivable that have been contributed to the Seller may be sold, without recourse, to a commercial paper conduit ("Conduit"). Under the provisions of SFAS No. 125,
     "Accounting for Transfers and Servicing of

     Financial Assets and Extinguishments of Liabilities," the transaction was recorded as a sale, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The Seller is a separate legal entity and its assets are available first and foremost to satisfy the claims of its creditors.

     As of March 31, 2000, $100.0 million in beneficial interests were sold to the Conduit under the facility. The Seller also maintained a subordinated interest in $20.5 million of remaining accounts receivable under the terms of the facility. Proceeds from the sale were used to repay long-term debt.

(5)  COAL INVENTORY

     Coal inventory consisted of the following as of March 31:

                                                2000              1999
                                              --------          --------
     Saleable coal                            $ 41,047          $ 50,293
     Raw coal                                   18,400            23,299
     Work in process                           133,894           122,327
                                              --------          --------
                                              $193,341          $195,919
                                              ========          ========

     Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Work in process consists of the average cost to remove overburden above an unmined coal seam as part of the surface mining process.

(6)  LEASES

     The Company leases equipment and facilities under various noncancelable lease agreements. Certain lease agreements require the maintenance of specified ratios and contain restrictive covenants which limit indebtedness, subsidiary dividends, investments, asset sales and other Company actions. Rental expense under operating leases was $39.7 million for the year ended March 31, 2000, $34.6 million for the period ended March 31, 1999, $5.4 million for the period ended May 19, 1998 and $39.9 million for the year ended March 31, 1998. The cost of property, plant, equipment and mine development assets acquired under capital leases was $31.2 million and $34.8 million at March 31, 2000 and 1999, respectively. The related accumulated amortization was $6.3 million and $2.2 million at March 31, 2000 and 1999, respectively.

     The Company also leases coal reserves under agreements that require royalties to be paid as the coal is mined. Total royalty expense was $164.2 million for the year ended March 31, 2000, $123.2 million for the period ended March 31, 1999, $17.3 million for the period ended May 19, 1998 and $132.9 million for the year ended March 31, 1998. Certain agreements also require minimum annual royalties to be paid regardless of the amount of coal mined during the year.

     A substantial amount of the coal mined by the Company is produced from reserves leased from the owner of the coal. One of the major lessors is the U.S. government, from which the Company leases substantially all of the coal which it mines in Wyoming, Montana and Colorado under terms set by Congress and administered by the U.S. Bureau of Land Management. The terms of these leases are generally for an initial term of ten years but may be extended by diligent development and mining of the reserve until all economically recoverable reserves are depleted. The Company has met the diligent development requirements for substantially all of these federal leases either directly through production or by including the lease as a part of a logical mining unit with other leases upon which development has occurred. Annual production on these federal leases must total at least 1 percent of the original amount of coal in the entire logical mining unit. Royalties are payable monthly at a rate of 12.5 percent of the gross realization from the sale of the coal mined using surface mining methods and at a rate of 8.0 percent of the gross realization for coal produced using underground mining methods. The Company also leases the coal production at its Arizona mines from The Navajo Nation and the Hopi Tribe under leases that are administered by the U.S. Department of the Interior. These leases expire once mining activities cease. The royalty rates are also generally based upon a percentage of the gross realization from the sale of coal. These rates are subject to redetermination every ten years under the terms of the leases. The remainder of the leased coal is generally leased from state governments, land holding companies and various individuals. The duration of these leases varies greatly. Typically, the lease terms are automatically extended as long as active mining continues. Royalty payments are generally based upon a specified rate per ton or a percentage of the gross realization from the sale of the coal.

     In fiscal year 2000, the Company sold certain assets for $34.2 million and those assets were leased back under operating lease agreements from the purchasers over a period of seven to 13 years. No gains were recognized on these transactions. Each lease agreement contains renewal options at lease termination and purchase options at amounts approximating fair market value during the lease and at lease termination.

     Future minimum lease and royalty payments as of March 31, 2000 are as follows:

                                                                   Capital          Operating           Coal
      Fiscal Year Ending March 31                                  Leases            Leases           Reserves
     -----------------------------                                 -------          ---------         --------

     2001                                                          $ 6,873          $ 51,394          $ 38,559
     2002                                                            3,641            47,399            33,201
     2003                                                            3,560            41,473            31,407
     2004                                                            4,081            36,674            31,007
     2005                                                            2,378            30,988             8,930
     2006 and thereafter                                            16,245            64,147            33,935
                                                                   -------          --------          --------
     Total minimum lease payments                                   36,778          $272,075          $177,039
                                                                                    ========          ========

     Less interest                                                   8,919
                                                                   -------
     Present value of minimum
       capital lease payments                                      $27,859
                                                                   =======

(7)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following as of March 31:


                                                                    2000              1999
                                                                  --------          --------
     Trade accounts payable                                       $180,682          $211,993
     Accrued payroll and related benefits                           85,281            71,508
     Accrued taxes other than income                                76,841            77,839
     Accrued health care                                            62,127            63,422
     Accrued interest                                               46,166            41,219
     Workers' compensation obligations                              35,246            38,542
     Accrued royalties                                              18,624            22,425
     Accrued lease payments                                         11,188            11,536
     Other accrued expenses                                         56,982            89,238
                                                                  --------          --------
          Total accounts payable and accrued expenses             $573,137          $627,722
                                                                  ========          ========

(8)  INCOME TAXES

     Pretax income (loss) from continuing operations consisted of:

                                                                                                          PREDECESSOR COMPANY
                                                                                                     -----------------------------
                                                                Year Ended       Period Ended        Period Ended     Year Ended
                                                              March 31, 2000    March 31, 1999       May 19, 1998   March 31, 1998
                                                              --------------    --------------       ------------   --------------
     Pretax income (loss) from
        continuing operations:
             United States                                       $(49,550)         $(22,942)            $4,134         $199,300
             Non U.S.                                              42,152            31,608              2,636           42,645
                                                                 --------          --------             ------         --------
                                                                 $ (7,398)         $  8,666             $6,770         $241,945
                                                                 ========          ========             ======         ========

     Total income tax provision (benefit) from continuing operations consisted of:

                                                                                                      PREDECESSOR COMPANY
                                                                                                 ------------------------------
                                                             Year Ended         Period Ended     Period Ended      Year Ended
                                                           March 31, 2000      March 31, 1999    May 19, 1998    March 31, 1998
                                                           --------------      --------------    ------------    --------------
     Current:
       U.S. federal                                           $      -            $    -            $   -           $    -
       Non U.S.                                                  16,224             9,700            1,427           21,001
       State                                                         57                26               79            3,684
                                                              ---------           -------           ------          -------
          Total current                                          16,281             9,726            1,506           24,685
                                                              ---------           -------           ------          -------

     Deferred:
       U.S. federal                                            (124,807)           (8,309)           1,904           61,288
       Non U.S.                                                  (4,037)            2,026               -            (5,457)
       State                                                    (28,959)             (431)           1,120            2,534
                                                              ---------           -------           ------          -------
          Total deferred                                       (157,803)           (6,714)           3,024           58,365
                                                              ---------           -------           ------          -------
          Total provision (benefit)                           $(141,522)          $ 3,012           $4,530          $83,050
                                                              =========           =======           ======          =======

     The deferred tax benefit for the year ended March 31, 2000 includes the effect of a change in tax regulations and statutes in the current period which allowed the Company to make a tax election to treat a wholly owned partnership as a corporation. The election eliminated a $144.0 million deferred tax liability previously recognized pursuant to the provisions of SFAS No. 109 on the "outside tax basis," which represents the tax effected difference between the book value and the tax basis of the investment in the partnership interest. The election allowed the Company to treat the partnership as a corporation and look to the "inside tax basis," which represents the tax effected difference between the book value of the assets and liabilities recorded on the balance sheet of the partnership and the tax basis of the individual assets and liabilities. The Company recognized deferred tax benefit of $144.0 million in the year ended March 31, 2000 related to this election.

     The non U.S. tax deferred tax provision includes a benefit of $3.2 million due to changes in the Australian tax rate from 36 percent to 34 percent effective April 1, 2000. In addition, the Australian rate is scheduled to change to 30 percent effective April 1, 2001.

     The income tax rate on income (loss) from continuing operations differed from the U.S. federal statutory rate as follows:

                                                                                                     PREDECESSOR COMPANY
                                                                                                -------------------------------
                                                             Year Ended       Period Ended      Period Ended       Year Ended
                                                           March 31, 2000    March 31, 1999     May 19, 1998     March 31, 1998
                                                           --------------    --------------     ------------     --------------
     Federal statutory rate                                  $  (2,590)         $ 3,033            $2,369           $84,681
     Changes in valuation allowance                             31,907           16,386             6,012            14,280
     Partnership tax basis election                           (144,028)              -                 -                 -
     Foreign earnings                                           (2,566)             676               506             1,002
     State income taxes, net of U.S. federal
        tax benefit                                             (6,458)          (3,391)            2,881             4,047
     Depletion                                                 (26,151)         (13,320)           (2,182)          (20,794)
     Other, net                                                  8,364             (372)           (5,056)             (166)
                                                             ---------          -------            ------           -------
                                                             $(141,522)         $ 3,012            $4,530           $83,050
                                                             =========          =======            ======           =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following as of March 31:

                                                                                                    2000              1999
                                                                                                 ----------        ----------
     Deferred tax assets:
        Accrued long-term reclamation and mine closing liabilities                               $  107,854        $  104,777
        Accrued long-term workers' compensation liabilities                                          92,778            99,776
        Postretirement benefit obligations                                                          402,747           401,994
        Intangible tax asset and purchased contract rights                                          168,092           164,239
        Tax credits and loss carryforwards                                                          155,626            84,862
        Obligation to industry fund                                                                  26,169            39,389
        Others                                                                                      136,471            79,986
                                                                                                 ----------        ----------
             Total gross deferred tax assets                                                      1,089,737           975,023
                                                                                                 ----------        ----------
     Deferred tax liabilities:
        Property, plant, equipment and mine development, principally due to
           differences in depreciation, depletion and asset writedowns                            1,385,195         1,226,002
        Long-term debt, principally due to amortization of debt discount                             24,704            19,756
        Others                                                                                      150,047           432,026
                                                                                                 ----------        ----------
             Total gross deferred tax liabilities                                                 1,559,946         1,677,784
                                                                                                 ----------        ----------
     Valuation allowance                                                                           (105,046)          (68,918)
                                                                                                 ----------        ----------
     Net deferred tax liability                                                                  $ (575,255)       $ (771,679)
                                                                                                 ==========        ==========

     Deferred taxes consisted of the following as of March 31:

                                                                2000            1999
                                                             ---------        ---------
     Current deferred income taxes                           $  49,869        $   8,496
     Noncurrent deferred income taxes                         (625,124)        (780,175)
                                                             ---------        ---------
             Net deferred tax liability                      $(575,255)       $(771,679)
                                                             =========        =========

     The Company's deferred tax assets include alternative minimum tax ("AMT") credits of $50.6 million and net operating loss ("NOL") carryforwards of $105.0 million at March 31, 2000. The AMT credits have no expiration date and the NOL carryforwards expire beginning in the year 2019. The AMT credits and NOL carryforwards are offset by a valuation allowance of $105.0 million.

     The Company made U.S. federal tax payments totaling $0.3 million for the year ended March 31, 2000 and $0.1 million for the year ended March 31, 1998. No payments for U.S. federal taxes were made for the periods ended March 31, 1999 or May 19, 1998. The Company paid state and local income taxes totaling $0.6 million for the year ended March 31, 2000, $0.7 million for the period ended March 31, 1999 and $0.8 million for the year ended March 31, 1998. No state or local income tax payments were made for the period ended May 19, 1998.

     Non U.S. tax payments were $8.8 million for the year ended March 31, 2000, $11.9 million for the period ended March 31, 1999, $0.3 million for the period ended May 19, 1998 and $18.3 million for the year ended March 31, 1998.

(9)  SHORT-TERM BORROWINGS

     Short-term borrowings were $9.9 million and $9.5 million at March 31, 2000 and 1999, respectively.

     The Company maintains a Revolving Credit Facility that provides for aggregate borrowings of up to $200.0 million and letters of credit of up to $280.0 million. During the period ended March 31, 2000, the Company had no borrowings outstanding under the Revolving Credit Facility. Interest rates on the revolving loans under the Revolving Credit Facility are based on the Base Rate (as defined in the Senior Credit Facilities) or LIBOR (as defined in the Senior Credit Facilities) at the Company's option. The applicable rate was 8.9 percent at March 31, 2000. The Revolving Credit Facility commitment matures in fiscal 2005.

     At March 31, 2000, Peabody Resources maintained four 365-day corporate debt facilities with several banks totaling $110.0 million in Australian dollars (approximately $66.7 million in U.S. dollars). The interest rate is determined at the time of borrowing based on the Bank Bill Swap Rate plus a margin. At March 31, 2000, $9.9 million was outstanding and the effective annual interest rate was 6.0 percent.

     The amount of interest paid was $2.1 million for the year ended March 31, 2000, $1.4 million for the period ended March 31, 1999, $0.2 million for the period ended May 19, 1998 and $1.8 million for the year ended March 31, 1998.

(10) LONG-TERM DEBT

     Long-term debt consisted of the following as of March 31:

                                                                                  2000              1999
                                                                               ----------        ----------
     Term loans under Senior Credit Facilities                                 $  690,000        $  840,000
     9.625% Senior Subordinated Notes
        ("Senior Subordinated Notes") due 2008                                    498,747           498,649
     8.875% Senior Notes ("Senior Notes") due 2008                                398,971           398,887
     Non-Recourse Debt (see note 3)                                                    -            333,867
     5.0% Subordinated Note                                                       180,335           190,567
     Senior unsecured notes under various agreements                               99,286           107,143
     Project finance facility                                                      76,539            66,588
     Unsecured revolving credit agreement                                          44,721            45,400
     Capital lease obligations                                                     27,859            26,881
     Other                                                                         49,773            24,876
                                                                               ----------        ----------
          Total long-term debt                                                  2,066,231         2,532,858
     Less current maturities                                                      (48,042)          (62,883)
                                                                               ----------        ----------
          Long-term debt, less current maturities                              $2,018,189        $2,469,975
                                                                               ==========        ==========

     The Senior Credit Facilities are secured by a first priority lien on certain assets of the Company and its domestic subsidiaries. During fiscal 2000, the Company made optional prepayments of $150.0 million on the Senior Credit Facilities, which it applied against mandatory Term Loan A and B payments in order of maturity.

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

     The Company maintains two interest rate swap agreements to fix the interest cost on $500.0 million of long-term debt outstanding under the Term Loan Facility. The Company will pay a fixed rate of approximately 7.0 percent on $300.0 million of such long-term debt for a period of three years ending October 1, 2001, and on $200.0 million of such long-term debt for two years ending October 1, 2000. The Company also has an interest rate swap agreement to fix the interest cost on 90 percent of the project finance facility for a period of ten years ending December 2010 at a fixed rate of
     6.75 percent.

     The indentures governing the Senior Notes and Senior Subordinated Notes permit the Company and its Restricted Subsidiaries (which include all subsidiaries of the Company except Citizens Power and its subsidiaries) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, among other customary restrictive covenants, the indentures prohibit the Company and its Restricted Subsidiaries from creating or otherwise causing any encumbrance or restriction on the ability of any Restricted Subsidiary that is not a Guarantor to pay dividends or to make certain other upstream payments to the Company or any of its Restricted Subsidiaries (subject to certain exceptions). The Revolving Credit Facility and related term loans also contain certain restrictions and limitations including, but not limited to, financial covenants that will require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. In addition, the Senior Credit Facilities prohibit the Company from allowing its Restricted Subsidiaries (which include all Guarantors) to create or otherwise cause any encumbrance or restriction on the ability of any such Restricted Subsidiary to pay any dividends or make certain other upstream payments subject to certain exceptions. At March 31, 2000, restricted net assets of the Company's consolidated subsidiaries was $634.6 million.

     The 5.0 percent Subordinated Note, which had an original face value of $400.0 million, is recorded net of discount at an effective annual interest rate of approximately 12.0 percent. Interest and principal are payable each March 1 and scheduled principal payments of $20.0 million per year are due from 2001 through 2006 with any unpaid amounts due March 1, 2007. The
     5.0 percent Subordinated Note is expressly subordinated in right of payment to all prior indebtedness (as defined), including borrowings under the Senior Credit Facility and the Senior Notes.

     The senior unsecured notes represent obligations of Black Beauty and include $39.3 million of senior notes and three series of notes with an aggregate principal amount of $60.0 million. The senior notes bear interest at 9.2 percent, payable quarterly, and are prepayable in whole or in part at any time, subject to certain make-whole provisions. The three series of notes include Series A, B and C Notes, totaling $45.0 million, $5.0 million, and $10.0 million, respectively. The Series A Notes bear interest at an annual rate of 7.5 percent and are due in fiscal 2008. The Series
     B Notes bear interest at an annual rate of 7.4 percent and are due in fiscal 2004. The Series C Notes bear interest at an annual rate of 7.4 percent and are due in fiscal 2003.

     Peabody Resources entered into a project finance facility in 1998 to finance the construction of its interest in the Bengalla Mine. The facility, which is denominated in U.S. dollars, expires in 2010 and the maximum drawdown is $88.3 million. In accordance with the facility agreement, the loan will be repaid from the net proceeds derived from coal sales from the Bengalla Mine. There were borrowings against the facility of $76.5 million and $66.6 million as of March 31, 2000 and 1999, respectively, with an effective annual interest rate of 6.75 percent.

     At March 31, 2000, Black Beauty maintained a $100.0 million revolving credit facility with several banks that matures on February 28, 2002. Black Beauty may elect one or a combination of interest rates on its borrowings; the effective annual interest rate was 6.7 percent at March 31, 2000. Borrowings outstanding at March 31, 2000 were $44.7 million. Quarterly commitment fees are paid on the unused portion of the facility at a 0.15 percent rate.

     Capital lease obligations are payable in installments through 2008 with a weighted average effective interest rate of 5.9 percent. Other, principally notes payable, is due in installments through 2005 with a weighted average effective interest rate of 7.9 percent.

     The aggregate amounts of long-term debt maturities subsequent to March 31, 2000 are as follows:


     2001                                                    $   48,042
     2002                                                        97,461
     2003                                                        61,741
     2004                                                       143,817
     2005                                                       114,533
     2006 and thereafter                                      1,600,637
                                                             ----------
                                                             $2,066,231
                                                             ==========

     The amount of interest paid was $196.9 million for the year ended March 31, 2000, $138.8 million for the period ended March 31, 1999, $0.5 million for the period ended May 19, 1998 and $44.6 million for the year ended March 31, 1998.

(11) WORKERS' COMPENSATION OBLIGATIONS

     The workers' compensation obligations consisted of the following as of March 31:


                                               2000              1999
                                             --------          --------
     Occupational disease costs              $156,729          $154,311
     Traumatic injury claims                   89,355            90,361
     State assessment taxes                     1,422             1,414
                                             --------          --------
          Total obligations                   247,506           246,086
     Less current portion                     (35,246)          (38,542)
                                             --------          --------
          Noncurrent obligations             $212,260          $207,544
                                             ========          ========

     Workers' compensation obligations consist of amounts accrued for loss sensitive insurance premiums, uninsured claims, and related taxes and assessments under traumatic injury and occupational disease workers' compensation programs. As of March 31, 2000, the Company had $78.7 million in surety bonds outstanding to secure workers' compensation obligations.

     In Australia, workers' compensation funds are either separately administered industry funds or externally insured. Premiums are paid as a percentage of salary and labor costs. The administration of claims and the liability for payment of workers' compensation is the responsibility of the industry fund or the insurance company.

     Certain subsidiaries of the Company are subject to the Federal Coal Mine Health & Safety Act of 1969, and the related workers' compensation laws in the states in which they operate. These laws require the subsidiaries to pay benefits for occupational disease resulting from coal workers' pneumoconiosis ("CWP"). The provision for CWP claims (including projected claims costs and interest discount accruals) was a charge of $12.0 million for the year ended March 31, 2000, a charge of $11.1 million for the period ended March 31, 1999, a benefit of $0.4 million for the period ended May 19, 1998 and a benefit of $9.4 million for the year ended March 31, 1998. The benefits recorded in prior years were primarily attributable to favorable loss experience factors and changes in certain actuarial assumptions.

     The liability for occupational disease claims represents the present value of known claims and an actuarially-determined estimate of future claims that will be awarded to current and former employees. The projections at March 31, 2000 were based on a 7.125 percent per annum interest discount rate and a 3.5 percent estimate for the annual rate of inflation, and the projections at March 31, 1999 were based on a 7.25 percent per annum interest discount rate and a 3.5 percent estimate for the annual rate of inflation. Traumatic injury workers' compensation obligations are estimated from both case reserves and actuarial determinations of historical trends, discounted at approximately 7.125 and 7.25 percent per annum at March 31, 2000 and 1999, respectively.

(12) PENSION AND SAVINGS PLANS

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

     Net periodic pension costs included the following components:

                                                                                                        PREDECESSOR COMPANY
                                                                                                  -------------------------------
                                                              Year Ended       Period Ended       Period Ended       Year Ended
                                                            March 31, 2000    March 31, 1999      May 19, 1998     March 31, 1998
                                                            --------------    --------------      ------------     --------------
     Service cost for benefits earned                           $ 9,773           $ 9,098            $2,323           $10,282
     Interest cost on projected
        benefit obligation                                       34,389            29,640             7,543            33,095
     Expected return on plan assets                             (42,691)          (48,546)           (9,125)          (50,755)
     Other amortizations and deferrals                             (455)           12,083                -             16,135
                                                                -------           -------            ------           -------
         Net periodic pension costs                             $ 1,016           $ 2,275            $  741           $ 8,757
                                                                =======           =======            ======           =======

     During the period ended March 31, 1999, the Company made an amendment to phase out the Peabody Plan beginning January 1, 2000. This plan amendment resulted in a curtailment gain of $7.1 million. During the year ended March 31, 1998 early retirement and reduction in force programs were offered to certain employees as part of company-wide restructuring and cost reduction efforts. As a result of the special termination benefits offered, a charge of $0.6 million was recognized during the year ended March 31, 1998, in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

     The following summarizes the change in benefit obligation, change in plan assets and funded status of the Company's plans:

                                                                                   2000              1999
                                                                                 --------          --------
     Change in benefit obligation:
           Benefit obligation at beginning of year                               $492,867          $496,037
           Service cost                                                             9,773             9,098
           Interest cost                                                           34,389            29,640
           Plan amendments                                                             -             (5,803)
           Benefits paid                                                          (28,506)          (23,235)
           Curtailments                                                                -            (20,701)
           Actuarial (gain) loss                                                  (49,328)            7,831
                                                                                 --------          --------
     Benefit obligation at end of year                                            459,195           492,867
                                                                                 --------          --------

     Change in plan assets:
           Fair value of plan assets at beginning of year                         474,385           473,922
           Actual return on plan assets                                            60,375            18,296
           Employer contributions                                                   1,522             5,402
           Benefits paid                                                          (28,506)          (23,235)
                                                                                 --------          --------
     Fair value of plan assets at end of year                                     507,776           474,385
                                                                                 --------          --------

           Funded status                                                           48,581           (18,482)
           Unrecognized actuarial (gain) loss                                     (54,773)           12,262
           Unrecognized prior service cost (benefit)                               (5,205)           (5,683)
                                                                                 --------          --------
     Accrued pension expense                                                     $(11,397)         $(11,903)
                                                                                 ========          ========

     Amounts recognized in the balance sheets:
           Prepaid benefit cost                                                  $  2,832          $    488
           Accrued benefit liability                                              (14,229)          (15,434)
           Additional minimum pension liability                                        -              3,043
                                                                                 --------          --------
     Net amount recognized                                                       $(11,397)         $(11,903)
                                                                                 ========          ========

     As of March 31, 2000, the only pension plans with accumulated benefit obligation in excess of plan assets were the unfunded supplemental retirement plans. The projected benefit obligation and accumulated benefit obligation for those plans were $13.2 million and $13.0 million, respectively. The projected benefit obligation, accumulated benefit obligation, and the fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $57.0 million, $56.9 million, and $43.1 million, respectively, as of March 31, 1999.

     The provisions of SFAS No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability and related intangible asset to the extent that accumulated benefits exceed plan assets. As of March 31, 2000, the Company's pension plans' assets exceeded the accumulated benefit obligation and therefore no additional minimum liability was recorded. The $3.0 million adjustment recorded as of March 31, 1999, relating to the plans' underfunded status, was reversed in the current year.

     The assumptions used to determine the above projected benefit obligation at the end of each fiscal period were as follows:

                                                                March 31,         March 31,
                                                                  2000              1999
                                                                ---------         ---------
     Discount rate                                                 8.1%             7.125%
     Rate of compensation increase                                4.25%              3.75%
     Expected rate of return on plan assets                        9.0%               9.0%

     Certain subsidiaries make contributions to multiemployer pension plans, which provide defined benefits to substantially all hourly coal production workers represented by the United Mine Workers of America other than those covered by the Western Plan. Benefits under the United Mine Workers of America plans are computed based on service with the subsidiaries or other signatory employers. The amounts contributed to the plans and included in operating costs were $0.3 million for the year ended March 31, 2000, $1.1 million for the period ended March 31, 1999, $0.6 million for the period ended May 19, 1998 and $4.9 million for the year ended March 31, 1998.

     The Company sponsors savings and long-term investment plans for eligible salaried U.S. employees. The Company matches between 50.0 and 75.0 percent of voluntary contributions up to a maximum matching contribution between 3.0 and 4.5 percent of a participant's salary. Effective January 1, 2001, the Company will increase the matching contribution to a maximum of 6.0 percent of a participant's salary. The expense for these plans was $4.2 million for the year ended March 31, 2000, $4.1 million for the period ended March 31, 1999, $0.6 million for the period ended May 19, 1998 and $4.2 million for the year ended March 31, 1998.

     The amount contributed and expensed by Peabody Resources to superannuation funds was $5.1 million for the year ended March 31, 2000, $0.9 million for the period ended March 31, 1999, $0.4 million for the period ended May 19, 1998 and $2.9 million for the year ended March 31, 1998.

(13) POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

     Net periodic postretirement benefits costs for each fiscal period included the following components:

                                                                                                       PREDECESSOR COMPANY
                                                                                                  ------------------------------
                                                              Year Ended        Period Ended      Period Ended      Year Ended
                                                            March 31, 2000     March 31, 1999     May 19, 1998    March 31, 1998
                                                            --------------     --------------     ------------    --------------
     Service cost for benefits earned                           $ 4,835           $ 4,750           $   897          $ 6,569
     Interest cost on accumulated
        postretirement benefit obligation                        70,029            60,519            10,075           69,614
     Prior service cost amortization                             (2,488)             (625)             (242)         (10,071)
                                                                -------           -------           -------          -------
         Net periodic postretirement
           benefit costs                                        $72,376           $64,644           $10,730          $66,112
                                                                =======           =======           =======          =======

     The following table sets forth the plans' combined funded status reconciled with the amounts shown in the balance sheets:

                                                                                 2000              1999
                                                                             -----------       -----------
     Change in benefit obligation:
           Benefit obligation at beginning of year                           $ 1,008,702       $   995,265
           Service cost                                                            4,835             4,750
           Interest cost                                                          70,029            60,519
           Plan amendments                                                        (1,097)          (21,777)
           Benefits paid                                                         (57,586)          (49,088)
           Actuarial (gain) loss                                                 (60,503)           19,033
                                                                             -----------       -----------
     Benefit obligation at end of year                                           964,380         1,008,702
                                                                             -----------       -----------

     Change in plan assets:
           Fair value of plan assets at beginning of year                             -                 -
           Employer contributions                                                 57,586            49,088
           Benefits paid                                                         (57,586)          (49,088)
                                                                             -----------       -----------
     Fair value of plan assets at end of year                                         -                 -
                                                                             -----------       -----------

           Funded status                                                        (964,380)       (1,008,702)
           Unrecognized actuarial (gain) loss                                    (41,420)           19,076
           Unrecognized prior service cost                                       (20,386)          (21,777)
                                                                             -----------       -----------
                 Accrued postretirement benefit obligation                   $(1,026,186)      $(1,011,403)
                                                                             ===========       ===========

     The assumptions used to determine the accumulated postretirement benefit obligation at the end of each fiscal period were as follows:

                                                                   March 31, 2000             March 31, 1999
                                                                 ------------------         ------------------
     Discount rate                                                      8.1%                      7.125%
     Salary increase rate for life insurance benefit                   4.25%                       3.75%
     Health care trend rate:
          Pre-65                                                   6.95% down to              6.95% down to
                                                                 4.75% over 4 years         4.75% over 4 years

          Post-65                                                  6.13% down to              6.13% down to
                                                                 4.75% over 4 years         4.75% over 4 years

          Medicare                                                 5.68% down to              5.68% down to
                                                                 4.75% over 4 years         4.75% over 4 years

     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend would have the following effects:

                                                                          One-Percentage-       One-Percentage-
                                                                          Point Increase        Point Decrease
                                                                          ---------------       ---------------
     Effect on total service and interest cost components                    $  9,648             $  (9,213)
     Effect on postretirement benefit obligation                             $123,238             $(103,059)

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

     The Company has recorded an actuarially determined liability representing the amounts anticipated to be due for the Combined Fund. The "Obligation to industry fund" reflected in the balance sheets at March 31, 2000 and 1999 was $64.7 million and $63.1 million, respectively. The current portion related to this obligation reflected in "Accounts payable and accrued expenses" in the balance sheets at March 31, 2000 and 1999 was $5.1 million and $9.2 million, respectively.

     Expense of $2.6 million was recognized for the period ended March 31, 2000 which includes interest discount of $4.8 million, net of the amortization of an actuarial gain of $2.2 million. Expense of $4.5 million was recognized for the period ended March 31, 1999 due to the interest discount accrual. A benefit of $0.9 million was recognized for the period ended May 19, 1998 which included amortization of an actuarial gain of $1.7 million, net of the interest discount accrual of $0.8 million. A benefit of $15.9 million was recognized for the year ended March 31, 1998 which included amortization of an actuarial gain of $21.4 million, net of the interest discount accrual of $5.5 million.

     The Coal Act also established a multiemployer benefit plan ("1992 Plan") which will provide medical and death benefits to persons who are not eligible for the Combined Fund, whose employer and any affiliates are no longer in business and who retired prior to October 1, 1994. A prior labor agreement established the 1993 United Mine Workers of America Benefit Trust ("1993 Plan") to provide health benefits for retired miners not covered by the Coal Act. The 1992 Plan and the 1993 Plan qualify under SFAS No. 106 as multiemployer benefit plans, which allows the Company to continue to recognize expense as contributions are made. The amounts expensed related to these funds were $1.7 million for the year ended March 31, 2000, $0.7 million for the period ended March 31, 1999, $0.2 million for the period ended May 19, 1998 and $4.5 million for the year ended March 31, 1998.

     Pursuant to the provisions of the Coal Act and the 1992 Plan, the Company is required to provide security in an amount equal to three times the cost of providing health care benefits for one year for all individuals receiving benefits from the 1992 Plan who are attributable to the Company, plus all individuals receiving benefits from an individual employer plan maintained by the Company who are entitled to receive such benefits. In accordance with the Coal Act and the 1992 Plan, the Company has outstanding surety bonds at March 31, 2000 of $103.7 million. The surety bonds represent security for the postretirement liability included on the balance sheets.

     In October 1999, Powder River announced changes in its medical plan for active employees and retirees. Employees who retired prior to December 31, 1999 were not affected by these changes. The changes included: 90/10 coinsurance, maximum out-of-pocket limits, copay for prescription drugs and mandatory generic drug usage. The effect of the change on the salaried retiree health care liability is $1.1 million. Powder River is recognizing the effect of the plan amendment over nine years.

     In January 1999, the Company adopted reductions to the salaried employee medical coverage levels for employees retiring before January 1, 2003. For employees retiring on or after January 1, 2003, the current medical plan is replaced with a medical premium reimbursement plan. This plan change does not apply to Powder River or Lee Ranch salaried employees. The change in the retiree health care plan resulted in a $22.4 million reduction to the salaried retiree health care liability. The Company is recognizing the effect of the plan amendment over nine years beginning January 1, 1999. Therefore, the effect for the year ended March 31, 2000 and the three months ended March 31, 1999 was $2.5 million and $0.6 million, respectively.

(14) RESTRUCTURING LIABILITY

     In conjunction with the acquisition of P&L Coal Group, the Company established a $39.4 million liability for estimated costs associated with a restructuring plan resulting from the business combination. The estimate was comprised of costs associated with exiting certain activities ("exit plan") and consolidating and restructuring certain management and administrative functions ("restructuring plan") and included costs resulting from a plan to terminate or relocate employees. Costs associated with the restructuring and exit plans have been charged against the liability as incurred. The total costs charged against the liability were $6.4 million for the year ended March 31, 2000 and $28.8 million for the period ended March 31, 1999, of which $3.6 million represented noncash charges associated with the exit plan for the period ended March 31, 1999.

     The exit plan was completed in the third quarter of fiscal year 2000 and the liability was reduced by $3.8 million at that time to reflect the most recent cost estimates. This amount was recorded as an adjustment to the cost of the acquisition. The majority of the adjustment related to lower exit plan costs than originally estimated. The $0.3 million remaining liability relates to residual spending, including continuing lease costs at administrative offices that were vacated as part of the restructuring plan. If the ultimate amount of cost expended is less than the $0.3 million remaining liability, the cost of the acquisition will be further reduced.

     The following table displays a rollforward of the restructuring liability from the acquisition date to March 31, 2000:

                                                                                              Adjustment to
                                       May 19, 1998                March 31, 1999                Cost of     March 31, 2000
                                          Balance      Charges        Balance      Charges     Acquisition       Balance
                                       ------------   --------     --------------  -------    -------------  --------------
     Restructuring plan                   $26,154     $(20,536)       $ 5,618      $(4,409)      $  (880)          $329
     Exit plan                             13,214       (8,296)         4,918       (1,995)       (2,923)            -
                                          -------     --------        -------      -------       -------           ----
          Total                           $39,368     $(28,832)       $10,536      $(6,404)      $(3,803)          $329
                                          =======     ========        =======      =======       =======           ====

(15) STOCKHOLDERS' EQUITY

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

     During the year ended March 31, 2000, the Company granted 201,625 options to purchase Class A common stock, 58,153 of which are incentive stock options that vest at a rate of 20 percent for five years (incentive options) and 143,472 of non-qualified stock options that vest in full or in part at a rate of 20 percent per year based upon the attainment of performance goals determined by the Board of Directors (performance options). During the period ended March 31, 1999, the Company granted 3,795,873 options to purchase Class A common stock, 931,885 of which are incentive options and 2,863,988 are performance options.

     A summary of the outstanding options is as follows:

                                                                                                       Weighted Average
                                                                                    Weighted Average    Fair Value of
                                                                     Shares          Exercise Price    Options Granted
                                                                    ---------       ----------------   ----------------
     Beginning balance at May 19, 1998                                     -
        Granted                                                     3,795,873            $20.00             $6.60
        Exercised                                                          -                 -
        Forfeited                                                          -                 -
                                                                    ---------
     Outstanding at March 31, 1999                                  3,795,873             20.00
        Granted                                                       201,625             20.00              6.60
        Exercised                                                          -                 -
        Forfeited                                                    (307,828)            20.00
                                                                    ---------
     Outstanding at March 31, 2000                                  3,689,670            $20.00
                                                                    =========            ======
     Options exercisable at:
        March 31, 2000                                                348,589            $20.00
        March 31, 1999                                                     -                 -

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for non-qualified or incentive stock options granted under the Plan. Had compensation cost been determined for the Company's non-qualified or incentive stock options based on the fair value at the grant dates consistent with the minimum value method set forth under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have decreased by approximately $3.4 million and $3.3 million for the year ended March 31, 2000 and the period ended March 31, 1999, respectively.

     The weighted average fair value of options granted was $6.60 for fiscal years 2000 and 1999. The fair value of fiscal year 2000 and 1999 options granted was estimated on each respective grant date using the following assumptions: a risk-free interest rate of 5.7 percent, an expected life of seven years and a dividend yield of zero percent. The weighted average remaining contractual life of options outstanding as of March 31, 2000 was 8.3 years.

(16) COMPREHENSIVE INCOME

     The after-tax components of accumulated other comprehensive income
     (loss) are as follows:

                                                                                                     Total Accumulated
                                                       Foreign Currency        Minimum Pension      Other Comprehensive
                                                    Translation Adjustment   Liability Adjustment      Income/(Loss)
                                                    ----------------------   --------------------   -------------------
     PREDECESSOR COMPANY
     -------------------
     Beginning balance March 31, 1997                      $ (2,799)               $    -               $ (2,799)
     Current period change                                  (39,385)                    -                (39,385)
                                                           --------                -------              --------
     Ending balance March 31, 1998                          (42,184)                    -                (42,184)
     Current period change                                  (17,974)                    -                (17,974)
                                                           --------                -------              --------
     Ending balance May 19, 1998                           $(60,158)               $    -               $(60,158)
                                                           ========                =======              ========

     ------------------------------------------------------------------------------------------------------------------

     Beginning balance May 20, 1998                        $     -                 $    -               $     -
     Current period change                                    4,128                 (1,795)                2,333
                                                           --------                -------              --------
     Ending balance March 31, 1999                            4,128                 (1,795)                2,333
     Current period change                                  (16,795)                 1,795               (15,000)
                                                           --------                -------              --------
     Ending balance March 31, 2000                         $(12,667)               $    -               $(12,667)
                                                           ========                =======              ========

     The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

(17) RELATED PARTY TRANSACTIONS

     For the year ended March 31, 1998, the Company paid a $65.1 million dividend and provided a $141.0 million loan to a subsidiary of The Energy Group with a five-year term at a 5.0 percent interest rate.

(18) CONTRACT RESTRUCTURINGS

     The Company has periodically agreed to terminate coal supply agreements in return for payments by the customer. The amounts included in "Other revenues" were $13.0 million for the year ended March 31, 2000, $5.3 million for the period ended March 31, 1999 and $49.3 million for the year ended March 31, 1998. There were no gains related to coal supply agreement terminations for the period ended May 19, 1998.

(19) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company owns a 30.0 percent interest in a partnership that leases a coal export terminal from the Peninsula Ports Authority of Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. The Company's reimbursement obligation to the commercial bank is in turn supported by a letter of credit totaling $42.8 million.

     In December 1999, the Company entered into a 49.0 percent interest in a joint venture to develop and rehabilitate an underground mine and prep plant facility. The partners have jointly and severally agreed to guarantee the $28.8 million five-year financing agreement provided by two commercial banks of which
     49.0 percent ($14.1 million) is guaranteed by the Company. Principal payments are due beginning December 1, 2000 at $0.3 million for 48 months with a final principal payment of $14.4 million due December 2005. Interest payments are due monthly and accrue at prime, which was 9.0 percent at March 31, 2000.

     Peabody Resources uses forward currency contracts to manage its exposure against foreign currency fluctuations on sales denominated in U.S. dollars. Realized gains and losses on these contracts are recognized in the same period as the hedged transactions. The Company had unrealized gains and (losses) of ($13.9 million) for the year ended March 31, 2000, $16.2 million for the period ended March 31, 1999, $33.6 million for the period ended May 19, 1998 and ($17.3 million) for the year ended March 31, 1998. The Company had forward currency contracts outstanding at March 31, 2000 and 1999 of $215.0 million and $217.1 million, respectively.

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

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial
     Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

          The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

                                                                         2000                                1999
                                                             ----------------------------        ----------------------------
                                                              Carrying         Estimated          Carrying         Estimated
                                                               Amount          Fair Value          Amount          Fair Value
                                                             ----------        ----------        ----------        ----------
     Notes receivable                                        $   10,620        $   10,620        $    4,754        $    4,754
     Interest rate swaps                                             -             20,022                -              6,764

     Long-term debt                                           2,066,231         1,943,440         2,532,858         2,629,601
     Deferred purchase obligation                                28,377            25,033            30,331            30,039

     The fair value of the financial instruments related to coal trading activities as of March 31, 2000, which include energy commodities, and average fair value of those instruments held are set forth below:

                                            Assets           Liabilities
                                           -------           -----------
     Forward contracts                     $75,797             $75,025
     Option contracts                        2,898                 858
                                           -------             -------
          Total                            $78,695             $75,883
                                           =======             =======

     The approximate gross contract or notional amounts of financial instruments are as follows:

                                           Assets            Liabilities
                                          --------           -----------
     Forward contracts                    $ 75,025            $ 58,968
     Option contracts                      147,206             116,010

     The net gain arising from coal and emission allowance trading activities was $1.3 million for the year ended March 31, 2000 and $0.5 million for the period ended March 31, 1999. There was no net gain or loss from coal and emission allowance trading activities for the period ended May 19, 1998 and the year ended March 31, 1998. The change in unrealized gain from coal trading activities for the year ended March 31, 2000 was $1.0 million.

(21) COMMITMENTS AND CONTINGENCIES

     Environmental claims have been asserted against a subsidiary of the Company at 18 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

     The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded as part of "Other noncurrent liabilities" at March 31, 2000 and 1999 were $57.7 million and $61.8 million, respectively. This amount represents those costs that the Company believes are probable and reasonably estimable.

     On June 18, 1999, The Navajo Nation served our subsidiaries, Peabody Holding Company, Inc., Peabody Coal Company and Peabody Western Coal Company, with a complaint that had been filed in the U.S. District Court for the District of Columbia. Other defendants in the litigation are two utilities, two current employees and one former employee. The Navajo Nation has alleged sixteen claims including civil Racketeer Influenced and Corrupt Organizations Act, or RICO, claims, fraud and tortious interference with contractual relationships. The plaintiff is seeking various remedies including actual damages of at least $600 million which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western Coal Company's two coal leases for the Kayenta and Black Mesa mines have terminated due to the failure of a condition and a reformation of the two coal leases to adjust the royalty rate to 20 percent. All defendants have filed a motion to dismiss the complaint.

     In March 2000, the Hopi Tribe filed a motion to intervene in this lawsuit. The Hopi Tribe has alleged seven claims, including fraud. The Hopi Tribe is seeking various remedies, including unspecified actual and punitive damages, reformation of its coal lease and a termination of the coal lease. The federal court has not ruled on the Hopi Tribe's motion.

     The Company believes this matter will be resolved without a material adverse effect on the financial condition or results of operations.

     In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

     At March 31, 2000, purchase commitments for capital expenditures were approximately $110.5 million.

(22) SEGMENT INFORMATION

     The Company operates primarily in the coal industry. "Other" data represents an aggregation of the Company's other non-mining entities including Gold Fields. Total assets for "Other" as of March 31, 1999 includes amounts related to Citizens Power, a discontinued operation. The Company's material operations outside the U.S. are in Australia. The Company's industry and geographic data for continuing operations are as follows:

                                                                                     PREDECESSOR COMPANY
                                                                            -------------------------------------

                                     Year Ended          Period Ended         Period Ended          Year Ended
                                   March 31, 2000       March 31, 1999        May 19, 1998        March 31, 1998
                                  ----------------     ----------------     ---------------      ----------------
      Revenues:
          U.S. Mining               $  2,462,166         $  1,903,214        $     269,597         $  1,987,719
          Non U.S. Mining                244,347              145,687               20,882              224,053
          Other                            3,987                7,931                  179                6,250
                                  ----------------     ----------------     ---------------      ----------------
                                    $  2,710,500         $  2,056,832        $     290,658         $  2,218,022
                                  ================     ================     ===============      ================
      Operating profit (loss):
          U.S. Mining               $    140,699         $    132,027        $       6,929         $    211,967
          Non U.S. Mining                 48,355               32,676                2,950               44,812
          Other                            4,183                1,541                 (554)               4,033
                                  ----------------     ----------------     ---------------      ----------------
                                    $    193,237         $    166,244        $       9,325         $    260,812
                                  ================     ================     ===============      ================
      Depreciation, depletion
       and amortization:
          U.S. Mining               $    216,327         $     155,220       $      22,475         $    169,623
          Non U.S. Mining                 33,455                23,962               3,041               30,546
                                  ----------------     ----------------     ---------------      ----------------
                                    $    249,782         $     179,182       $      25,516         $    200,169
                                  ================     ================     ===============      ================
      Total assets:
          U.S. Mining               $  5,038,423         $   5,141,661
          Non U.S. Mining                527,771               494,123
          Other                          260,655             1,388,147
                                  ----------------     ----------------
                                    $  5,826,849         $   7,023,931
                                  ================     ================
      Revenues:
          United States             $  2,466,153         $   1,911,145       $     269,776         $  1,993,969
          Non U.S.                       244,347               145,687              20,882              224,053
                                  ----------------     ----------------     ---------------      ----------------
                                    $  2,710,500         $   2,056,832       $     290,658         $  2,218,022
                                  ================     ================     ===============      ================
      Operating profit:
          United States             $    144,882         $     133,568       $       6,375         $    216,000
          Non U.S.                        48,355                32,676               2,950               44,812
                                  ----------------     ----------------     ---------------      ----------------
                                    $    193,237         $     166,244       $       9,325         $    260,812
                                  ================     ================     ===============      ================
      Depreciation, depletion
       and amortization:
          United States             $    216,327         $     155,220       $      22,475         $    169,623
          Non U.S.                        33,455                23,962               3,041               30,546
                                  ----------------     ----------------     ---------------      ----------------
                                    $    249,782         $     179,182       $      25,516         $    200,169
                                  ================     ================     ===============      ================
      Total assets:
          United States             $  5,299,078         $   6,529,808
          Non U.S.                       527,771               494,123
                                  ----------------     ----------------
                                    $  5,826,849         $   7,023,931
                                  ================     ================

(23) SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

     In accordance with the indentures governing the Senior Notes and Senior Subordinated Notes, certain wholly owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the debt associated with the purchase on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to holders of the Senior Notes and the Senior Subordinated Notes. The following condensed historical financial statement information is provided for such Guarantor/Non-Guarantor Subsidiaries.

     Supplemental Condensed Statements of Consolidated Operations
     For the Year Ended March 31, 2000

                                                           Parent      Guarantor    Non-Guarantor
                                                          Company    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                        -----------  ------------   -------------   ------------   ------------
      Total revenues                                     $     -      $1,963,823     $  777,165       $ (30,488)    $2,710,500
      Costs and expenses:
          Operating costs and expenses                         -       1,651,477        557,675         (30,488)     2,178,664
          Depreciation, depletion and amortization             -         180,287         69,495             -          249,782
          Selling and administrative expenses                1,251        72,093         21,912             -           95,256
          Net gain on property and equipment
           disposals                                           -          (6,034)          (405)            -           (6,439)
          Interest expense                                 174,949        73,330         21,080         (64,303)       205,056
          Interest income                                  (43,896)      (23,933)          (895)         64,303         (4,421)
                                                        -----------  ------------   -------------   ------------   ------------
      Income (loss) before income taxes and
       minority interests                                 (132,304)       16,603        108,303             -           (7,398)
          Income tax provision (benefit)                   (34,804)     (136,307)        29,589             -         (141,522)
          Minority interests                                   -             -           15,554             -           15,554
          Loss from discontinued operations,
           net of income taxes                                 -             -           12,087             -           12,087
          Loss from disposal of discontinued
           operations, net of income taxes                     783        77,490            -               -           78,273
                                                        -----------  ------------   -------------   ------------   -------------
      Net income (loss)                                  $ (98,283)   $   75,420     $   51,073       $     -       $   28,210
                                                        ===========  ============   =============   ============   =============



                                  73





Notes (continued)


     Supplemental Condensed Statements of Consolidated Operations
     For the Period Ended March 31, 1999

                                                           Parent      Guarantor    Non-Guarantor
                                                          Company    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                        -----------  ------------   -------------   ------------   ------------
      Total revenues                                     $     -      $1,829,438     $  229,150       $  (1,756)    $2,056,832
      Costs and expenses:
          Operating costs and expenses                         -       1,494,487        150,987          (1,756)     1,643,718
          Depreciation, depletion and amortization             -         150,584         28,598             -          179,182
          Selling and administrative expenses                3,924        60,142          3,622             -           67,688
          Interest expense                                 160,068        11,292          4,745             -          176,105
          Interest income                                   (5,716)      (11,897)          (914)            -          (18,527)
                                                        -----------  ------------   -------------   ------------   ------------
      Income (loss) before income taxes and
       minority interest                                  (158,276)      124,830         42,112             -            8,666
          Income tax provision (benefit)                   (36,873)       31,213          8,672             -            3,012
          Minority interest                                    -             -            1,887             -            1,887
          Income from discontinued operations,
           net of income taxes                                 -             -           (6,442)            -           (6,442)
                                                        -----------  ------------   -------------   ------------   ------------
      Net income (loss)                                  $(121,403)   $   93,617     $   37,995      $      -       $   10,209
                                                        ===========  ============   =============   ============   ============

     Supplemental Condensed Statements of Combined Operations
     For the Period Ended May 19, 1998

                                                                                                 PREDECESSOR COMPANY
                                                                                    -------------------------------------------
                                                                                       Guarantor    Non-Guarantor
                                                                                     Subsidiaries    Subsidiaries    Combined
                                                                                    --------------  -------------  ------------
      Total revenues                                                                 $  269,776       $  20,882     $ 290,658
      Costs and expenses:
          Operating costs and expenses                                                  229,711          14,417       244,128
          Depreciation, depletion and amortization                                       22,475           3,041        25,516
          Selling and administrative expenses                                            11,523             494        12,017
          Net gain on property and equipment disposals                                     (308)            (20)         (328)
          Interest expense                                                                3,856             366         4,222
          Interest income                                                                (1,615)            (52)       (1,667)
                                                                                    --------------  -------------  ------------
      Income before income taxes                                                          4,134           2,636         6,770
          Income tax provision                                                            3,185           1,345         4,530
          Loss from discontinued operations, net of income taxes                            -             1,764         1,764
                                                                                    --------------  -------------  ------------
      Net income (loss)                                                              $      949       $    (473)    $     476
                                                                                    ==============  =============  ============




Notes (continued)


     Supplemental Condensed Statements of Combined Operations
     For the Year Ended March 31, 1998
                                                                                                 PREDECESSOR COMPANY
                                                                                    -------------------------------------------
                                                                                       Guarantor    Non-Guarantor
                                                                                     Subsidiaries    Subsidiaries     Combined
                                                                                    --------------  -------------   -----------
      Total revenues                                                                  $1,993,969       $224,053     $2,218,022
      Costs and expenses:
          Operating costs and expenses                                                 1,552,176        143,040      1,695,216
          Depreciation, depletion and amortization                                       169,623         30,546        200,169
          Selling and administrative expenses                                             78,249          5,391         83,640
          Net (gain) loss on property and equipment disposals                            (22,079)           264        (21,815)
          Interest expense                                                                30,684          2,726         33,410
          Interest income                                                                (13,984)          (559)       (14,543)
                                                                                    --------------  -------------   -----------
      Income before income taxes                                                         199,300         42,645        241,945
          Income tax provision                                                            74,649          8,401         83,050
          Income from discontinued operations, net of income taxes                           -           (1,441)        (1,441)
                                                                                    --------------  -------------   -----------
      Net income                                                                       $ 124,651       $ 35,685       $160,336
                                                                                    ==============  =============   ===========

     Supplemental Condensed Consolidated Balance Sheets
     As of March 31, 2000

                                                                 Parent      Guarantor   Non-Guarantor
                                                                Company    Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                             ------------ -------------- -------------  ------------  ------------
      ASSETS
      Current assets
          Cash and cash equivalents                           $      347    $   45,931    $   19,340    $       -      $   65,618
          Accounts receivable                                      1,605        95,055        92,083        (35,722)      153,021
          Inventories                                                -         187,965        54,185            -         242,150
          Assets from coal and emission allowance
           trading activities                                        -          78,695           -              -          78,695
          Deferred income taxes                                      -          49,869           -              -          49,869
          Other current assets                                     1,282        14,351        27,559            -          43,192
                                                             ------------ -------------- -------------  ------------  ------------
            Total current assets                                   3,234       471,866       193,167        (35,722)      632,545
      Property, plant, equipment and mine
       development - at cost                                         -       4,360,648       866,132            -       5,226,780
      Less accumulated depreciation,
       depletion and amortization                                    -        (323,870)      (87,400)           -        (411,270)
                                                             ------------ -------------- -------------  ------------  ------------
                                                                     -       4,036,778       778,732            -       4,815,510
      Net assets of discontinued operations                          900        89,100           -              -          90,000
      Investments and other assets                             1,883,781     1,444,307       208,095     (3,247,389)      288,794
                                                             ------------ -------------- -------------  ------------  ------------
            Total assets                                      $1,887,915    $6,042,051    $1,179,994    $(3,283,111)   $5,826,849
                                                             ============ ============== =============  ============  ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
          Short-term borrowings and current
           maturities of long-term debt                       $      -      $   21,122    $   36,855    $       -      $   57,977
          Payable to affiliates, net                            (284,294)      319,473       (35,179)           -             -
          Income taxes payable                                       -             521        13,073            -          13,594
          Liabilities from coal and emission allowance
           trading activities                                        -          75,883             -            -          75,883
          Accounts payable and accrued expenses                   76,066       416,505       116,288        (35,722)      573,137
                                                             ------------ -------------- -------------  ------------  ------------
            Total current liabilities                           (208,228)      833,504       131,037        (35,722)      720,591
      Long-term debt, less current maturities                  1,587,717       162,116       268,356            -       2,018,189
      Deferred income taxes                                          -         567,918        57,206            -         625,124
      Other noncurrent liabilities                                   -       1,873,508        39,746            -       1,913,254
                                                             ------------ -------------- -------------  ------------  ------------
            Total liabilities                                  1,379,489     3,437,046       496,345        (35,722)    5,277,158
      Minority interests                                             -             -          41,265            -          41,265
      Stockholders' equity                                       508,426     2,605,005       642,384     (3,247,389)      508,426
                                                             ------------ -------------- -------------  ------------  ------------
            Total liabilities and stockholders'
              equity                                          $1,887,915    $6,042,051    $1,179,994    $(3,283,111)   $5,826,849
                                                             ============ ============== =============  ============  ============



Notes (continued)


     Supplemental Condensed Consolidated Balance Sheets
     As of March 31, 1999

                                                                Parent     Guarantor    Non-Guarantor
                                                               Company    Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                             -----------  ------------  -------------  ------------  --------------
      ASSETS
      Current assets
          Cash and cash equivalents                           $      -     $  130,861    $   63,217    $       -       $  194,078
          Accounts receivable                                        -        220,287       107,770        (15,309)       312,748
          Inventories                                                -        202,749        47,148            -          249,897
          Assets from power trading activities                       -            -       1,037,300            -        1,037,300
          Assets from coal and emission allowance
           trading activities                                        -          2,514           -              -            2,514
          Deferred income taxes                                      -          8,496           -              -            8,496
          Other current assets                                       -         13,283        14,145            -           27,428
                                                             -----------  ------------  -------------  ------------  --------------
             Total current assets                                    -        578,190     1,269,580        (15,309)     1,832,461
      Property, plant, equipment and mine
       development - at cost                                         -      4,298,203       693,234            -        4,991,437
      Less accumulated depreciation,
       depletion and amortization                                    -       (158,295)      (35,197)           -         (193,492)
                                                             -----------  ------------  -------------  ------------  --------------
                                                                     -      4,139,908       658,037            -        4,797,945
      Investments and other assets                             2,461,362    1,464,147       158,912     (3,690,896)       393,525
                                                             -----------  ------------  -------------  ------------  --------------
             Total assets                                     $2,461,362   $6,182,245    $2,086,529    $(3,706,205)    $7,023,931
                                                             ===========  ============  =============  ============  ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
          Short-term borrowings and current
           maturities of long-term debt                       $   19,670   $   21,666    $   31,068    $       -       $   72,404
          Payable to affiliates, net                             152,364     (151,199)       (1,165)           -              -
          Income taxes payable                                       -            229         7,079            -            7,308
          Liabilities from power trading activities                  -            -         638,062            -          638,062
          Liabilities from coal and emission allowance
           trading activities                                        -              12          -              -               12
          Accounts payable and accrued expenses                   56,562       440,319      146,150        (15,309)       627,722
                                                             -----------  ------------  -------------  ------------  --------------
             Total current liabilities                           228,596       311,027      821,194        (15,309)     1,345,508
      Long-term debt, less current maturities                  1,737,536       173,364      559,075            -        2,469,975
      Deferred income taxes                                          -         711,932       68,243            -          780,175
      Other noncurrent liabilities                                   -       1,886,337       22,796            -        1,909,133
                                                             -----------  ------------  -------------  ------------  --------------
             Total liabilities                                 1,966,132     3,082,660    1,471,308        (15,309)     6,504,791
      Minority interest                                              -             -         23,910            -           23,910
      Stockholders' equity                                       495,230     3,099,585      591,311     (3,690,896)       495,230
                                                             -----------  ------------  -------------  ------------  --------------
             Total liabilities and stockholders'
              equity                                          $2,461,362    $6,182,245   $2,086,529    $(3,706,205)    $7,023,931
                                                             ===========  ============  =============  ============  ==============

     Supplemental Condensed Statements of Consolidated Cash Flows
     For the Year Ended March 31, 2000

                                                                 Parent      Guarantor   Non-Guarantor
                                                                Company    Subsidiaries   Subsidiaries   Consolidated
                                                               ----------  ------------  -------------   ------------
      Net cash provided by (used in)
       continuing operations                                   $ (83,810)    $ 283,472     $ 103,753      $ 303,415
      Net cash used in discontinued operations                       -             -         (40,504)       (40,504)
                                                               ----------  ------------  -------------   ------------
      Net cash provided by (used in)
       operating activities                                      (83,810)      283,472        63,249        262,911
                                                               ----------  ------------  -------------   ------------
          Additions to property, plant, equipment
           and mine development                                      -        (106,593)      (72,161)      (178,754)
          Additions to advance mining royalties                      -          (7,475)      (17,817)       (25,292)
          Acquisitions, net                                          -             -         (63,265)       (63,265)
          Investment in joint venture                                -          (4,325)          -           (4,325)
          Proceeds from coal contract restructurings                 -          11,904        21,000         32,904
          Proceeds from property and
           equipment disposals                                       -           9,637         9,647         19,284
          Proceeds from sale-leaseback
           transactions                                              -          34,234           -           34,234
                                                               ----------  ------------  -------------   ------------
      Net cash used in continuing operations                         -         (62,618)     (122,596)      (185,214)
      Net cash used in discontinued operations                       -             -            (170)          (170)
                                                               ----------  ------------  -------------   ------------
      Net cash used in investing activities                          -         (62,618)     (122,766)      (185,384)
                                                               ----------  ------------  -------------   ------------
          Proceeds from short-term borrowings and
           long-term debt                                            -             -          22,026         22,026
          Payments of short-term borrowings and
           long-term debt                                       (171,088)      (21,695)      (17,202)      (209,985)
          Capital contribution (distribution)                        -          (1,073)        1,073            -
          Distributions to minority interests                        -             -          (3,353)        (3,353)
          Dividends (paid) received                              121,903        15,422      (137,325)           -
          Other                                                  133,342      (298,438)      165,096            -
                                                               ----------  ------------  -------------   ------------

      Net cash provided by (used in) continuing operations        84,157      (305,784)       30,315       (191,312)
      Net cash used in discontinued operations                       -             -         (13,869)       (13,869)
                                                               ----------  ------------  -------------   ------------
      Net cash provided by (used in) financing activities         84,157      (305,784)       16,446       (205,181)
          Effect of exchange rate changes
           on cash and equivalents                                   -             -            (806)          (806)
                                                               ----------  ------------  -------------   ------------
      Net increase (decrease) in cash and
       cash equivalents                                              347       (84,930)      (43,877)      (128,460)
      Cash and cash equivalents at
       beginning of period                                           -         130,861        63,217        194,078
                                                               ----------  ------------  -------------   ------------
      Cash and cash equivalents at
       end of period                                           $     347     $  45,931     $  19,340      $  65,618
                                                               ==========  ============  =============   ============



Notes (continued)


     Supplemental Condensed Statements of Consolidated Cash Flows
     For the Period Ended March 31, 1999

                                                                 Parent     Guarantor     Non-Guarantor
                                                                Company    Subsidiaries   Subsidiaries   Consolidated
                                                             ------------  ------------   -------------  ------------
      Net cash provided by (used in)
       continuing operations                                 $  (140,674)   $ 407,889      $  63,708     $   330,923
      Net cash used in discontinued operations                       -            -          (48,901)        (48,901)
                                                             ------------  ------------   -------------  ------------
      Net cash provided by (used in)
       operating activities                                     (140,674)     407,889         14,807         282,022
                                                             ------------  ------------   -------------  ------------
          Additions to property, plant, equipment
           and mine development                                      -       (108,186)       (66,334)       (174,520)
          Additions to advance mining royalties                      -         (8,836)        (2,673)        (11,509)
          Acquisitions, net                                   (1,933,178)    (143,742)       (33,480)     (2,110,400)
          Proceeds from coal contract restructurings                 -          2,515            -             2,515
          Proceeds from property and equipment disposals             -         10,494            954          11,448
                                                             ------------  ------------   -------------  ------------
      Net cash used in continuing operations                  (1,933,178)    (247,755)      (101,533)     (2,282,466)
      Net cash provided by discontinued operations                   -            -           33,130          33,130
                                                             ------------  ------------   -------------  ------------
      Net cash used in investing activities                   (1,933,178)    (247,755)       (68,403)     (2,249,336)
                                                             ------------  ------------   -------------  ------------
          Proceeds from short-term borrowings and
           long-term debt                                      1,817,390          -           53,388       1,870,778
          Payments of short-term borrowings and
           long-term debt                                       (158,263)     (21,470)       (42,982)       (222,715)
          Capital contribution                                   480,000          -              -           480,000
          Distributions to minority interests                        -          9,096        (12,176)         (3,080)
          Other                                                  (65,275)     (16,899)        48,158         (34,016)
                                                             ------------  ------------   -------------  ------------
      Net cash provided by (used in) continuing operations     2,073,852      (29,273)        46,388       2,090,967
      Net cash provided by discontinued operations                   -            -           70,314          70,314
                                                             ------------  ------------   -------------  ------------
      Net cash provided by (used in) financing activities      2,073,852      (29,273)       116,702       2,161,281
      Effect of exchange rate changes
       on cash and equivalents                                       -            -              111             111
                                                             ------------  ------------   -------------  ------------
      Net increase in cash and cash equivalents                      -        130,861         63,217         194,078
      Cash and cash equivalents at
       beginning of period                                           -            -              -               -
                                                             ------------  ------------   -------------  ------------
      Cash and cash equivalents at
       end of period                                         $       -      $ 130,861      $  63,217     $   194,078
                                                             ============  ============   =============  ============

     Supplemental Condensed Statements of Combined Cash Flows
     For the Period Ended May 19, 1998

                                                                                                PREDECESSOR COMPANY
                                                                               --------------------------------------------------
                                                                                  Guarantor         Non-Guarantor
                                                                                Subsidiaries        Subsidiaries        Combined
                                                                               --------------       -------------     -----------
      Net cash provided by (used in) continuing operations                       $ (41,999)           $  12,138        $ (29,861)
      Net cash provided by discontinued operations                                     -                  1,704            1,704
                                                                               --------------       -------------     -----------
      Net cash provided by (used in) operating activities                          (41,999)              13,842          (28,157)
                                                                               --------------       -------------     -----------
          Additions to property, plant, equipment and mine development             (13,582)              (7,292)         (20,874)
          Additions to advance mining royalties                                     (1,767)                (535)          (2,302)
          Proceeds from coal contract restructurings                                   308                   20              328
          Proceeds from property and equipment disposals                             1,374                  -              1,374
                                                                               --------------       -------------     -----------
      Net cash used in continuing operations                                       (13,667)              (7,807)         (21,474)
      Net cash used in discontinued operations                                         -                    (76)             (76)
                                                                               --------------       -------------     -----------
      Net cash used in investing activities                                        (13,667)              (7,883)         (21,550)
                                                                               --------------       -------------     -----------
          Proceeds from short-term borrowings and long-term debt                       -                 53,597           53,597
          Payments of short-term borrowings and long-term debt                        (464)             (18,959)         (19,423)
          Dividends paid                                                          (141,000)             (32,330)        (173,330)
          Other                                                                    141,831                 (831)         141,000
                                                                               --------------       -------------     -----------
      Net cash provided by continuing operations                                       367                1,477            1,844
      Net cash provided by discontinued operations                                     -                 21,693           21,693
                                                                               --------------       -------------     -----------
      Net cash provided by financing activities                                        367               23,170           23,537
          Effect of exchange rate changes on cash and equivalents                      -                   (292)            (292)
                                                                               --------------       -------------     -----------
      Net increase (decrease) in cash and cash equivalents                         (55,299)              28,837          (26,462)
      Cash and cash equivalents at beginning of period                              83,812               13,009           96,821
                                                                               --------------       -------------     -----------
      Cash and cash equivalents at end of period                                 $  28,513            $  41,846        $  70,359
                                                                               ==============       =============     ===========



Notes (continued)


     Supplemental Condensed Statements of Combined Cash Flows
     For the Year Ended March 31, 1998
                                                                                               PREDECESSOR COMPANY
                                                                               --------------------------------------------------
                                                                                  Guarantor         Non-Guarantor
                                                                                Subsidiaries        Subsidiaries        Combined
                                                                               --------------       -------------     -----------
      Net cash provided by (used in)
       continuing operations                                                     $ 272,348           $  (5,318)        $ 267,030
      Net cash used in discontinued operations                                         -               (79,178)          (79,178)
                                                                               --------------       -------------     -----------
      Net cash provided by (used in)
       operating activities                                                        272,348             (84,496)          187,852
                                                                               --------------       -------------     -----------
          Additions to property, plant, equipment
           and mine development                                                   (112,383)            (53,131)         (165,514)
          Additions to advance mining royalties                                     (6,174)                -              (6,174)
          Acquisitions, net                                                        (58,715)                -             (58,715)
          Proceeds from coal contract restructurings                                57,460                 -              57,460
          Proceeds from property and equipment disposals                            36,948                 775            37,723
                                                                               --------------       -------------     -----------
      Net cash used in continuing operations                                       (82,864)            (52,356)         (135,220)
      Net cash used in discontinued operations                                         -                  (813)             (813)
                                                                               --------------       -------------     -----------
      Net cash used in investing activities                                        (82,864)            (53,169)         (136,033)
                                                                               --------------       -------------     -----------
          Proceeds from short-term borrowings and long-term debt                    90,000             179,391           269,391
          Payments of short-term borrowings and long-term debt                    (162,420)           (188,317)         (350,737)
          Capital contribution (distribution)                                      (50,230)             50,230               -
          Dividends paid                                                           (65,109)                -             (65,109)
          Other                                                                   (184,529)              5,235          (179,294)
                                                                               --------------       -------------     -----------
      Net cash provided by (used in) continuing operations                        (372,288)             46,539          (325,749)
      Net cash provided by discontinued operations                                     -                90,360            90,360
                                                                               --------------       -------------     -----------
      Net cash provided by (used in) financing activities                         (372,288)            136,899          (235,389)
          Effect of exchange rate changes
           on cash and equivalents                                                     -                  (718)             (718)
                                                                               --------------       -------------     -----------
      Net decrease in cash and cash equivalents                                   (182,804)             (1,484)         (184,288)
      Cash and cash equivalents at
       beginning of period                                                         266,616              14,493           281,109
                                                                               --------------       -------------     -----------
      Cash and cash equivalents at
       end of period                                                             $  83,812           $  13,009         $  96,821
                                                                               ==============       =============     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are the names, ages as of March 31, 2000 and current positions with us and our subsidiaries of our executive officers and Directors. The terms of our Directors will expire upon the election and qualification of successors at the annual meeting of stockholders.

                   Name             Age                       Position
                   ----             ---                       --------

            Irl F. Engelhardt       53        Chairman, Chief Executive Officer and Director
            Richard M. Whiting      45        President, Chief Operating Officer and Director
            Roger B. Walcott, Jr.   44        Executive Vice President
            Mark Maisto             44        Chief Executive Officer and President, Citizens Power
            Christopher G. Farrand  59        Vice President - Corporate Affairs
            George J. Holway        50        Vice President - Mining Business Development
            Robert D. Humphris      57        Managing Director-Australia
            Jeffery L. Klinger      53        Vice President, Legal Services and Secretary
            Richard A. Navarre      39        Vice President and Chief Financial Officer
            Sharon K. Schergen      43        Vice President - Human Resources
            Paul H. Vining          45        President, Peabody COALSALES Company
            William E. Broshears    51        Group Executive - Resource Development
            Roger H. Goodspeed      49        Director
            Henry E. Lentz          55        Director
            Alan H. Washkowitz      59        Director

Irl F. Engelhardt served as President and Chief Executive Officer of Peabody from 1990 to 1995 and Chairman and Chief Executive Officer of Peabody since 1993, and has been a Director of Peabody since June 1998. Since joining Peabody in 1979, he has held various officer level positions in the executive, sales, business development and administrative areas, including serving as Chairman of Peabody Resources Ltd. (Australia) and Chairman of Citizens Power. Mr. Engelhardt also served as an executive director of The Energy Group from February 1997 to May 1998, Chairman of Cornerstone Construction & Materials, Inc. from September 1994 to May 1995 and Chairman of Suburban Propane Company from May 1995 to February 1996. He also served as a Director and Group Vice President of Hanson Industries from 1995 to 1996. Mr. Engelhardt is Co-Chairman of the Coal Utilization Research Council and past Chairman of the National Mining Association and the Coal Industry Advisory Board of the International Energy Agency. He is also a director of Firstar (formerly Mercantile Bank of St. Louis, N. A.).

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

George J. Holway was appointed to his current position as Vice President-Mining Business Development in October 1999. Previously he had served as Vice President and Chief Financial Officer from June 1998 to October 1999. Prior to that, he had been Vice President of Corporate Development with responsibilities for our mining business development and land functions. After first joining Peabody in 1980, Mr. Holway served in several financial positions at Peabody Holding Company including Vice President and Controller from 1990 to 1992. In 1992, he left Peabody to become Chief Financial Officer of Zeigler Coal Holding Company, a position he held until he rejoined Peabody in November 1996. Prior to joining the Peabody in 1980, Mr. Holway was employed by Arthur Andersen & Co. Mr. Holway is a CPA and holds an MBA from Saint Louis University.

Robert D. Humphris has been Managing Director-Australia and a member of Peabody's Management Committee since May 1998. Prior to that, he had been Managing Director of Peabody Resources since April 1993. He has held management positions at various mining companies in the United Kingdom and Australia, including Managing Director of mining operations for Costain Australia Limited, which was subsequently acquired by Hanson. He was actively involved in Costain's real estate and construction activities in Australia. Mr. Humphris is immediate past Chairman of the New South Wales Minerals Council, past Chairman of the Australian Coal Association and the Chairman of Newcastle Coal Shippers. He is a member of the Coal Industry Advisory Board of the International Energy Agency and the State Minerals Advisory Council.

In May 2000, Mr. Humphris announced that he will retire in October 2000. Ian Craig, Deputy Managing Director of Peabody Resources, will succeed Mr. Humphris.

Jeffery L. Klinger was named Vice President of Legal Services and Secretary in May 1998. Prior to that, he had been Vice President, Secretary and Chief Legal Officer since October 1990. From 1986 to October 1990, he served as Eastern Regional Counsel for Peabody Holding Company and from 1982 to 1986 as Director of Legal and Public Affairs, Eastern Division of Peabody Coal Company and joined Peabody as Director of Legal and Public Affairs, Indiana Division of Peabody Coal Company from 1978 to 1982. He is a past President of the Indiana Coal Council and is currently a trustee of the Energy and Mineral Law Foundation.

Richard A. Navarre was named Vice President and Chief Financial Officer in October 1999. Prior to that, he was President of Peabody COALSALES Company from January 1998 to October 1999 and previously served as President of Peabody Energy Solutions, Inc. Prior to his roles in sales and marketing, he was Vice President of Finance and served as Vice President and Controller of Peabody. He joined Peabody in 1993 as Director of Financial Planning. Prior to joining Peabody, Mr. Navarre was a senior manager with KPMG Peat Marwick. Mr. Navarre is a member of the Trade and International Affairs Committee and the Transportation Committee of the National Mining Association. He is also a member of the NYMEX Coal Advisory Council.

Sharon K. Schergen has been Vice President-Human Resources since 1991, with executive responsibility for employee development, benefits, compensation, employee relations and affirmative action programs. She joined Peabody in 1981 as Manager-Salary Administration and has held a series of employee relations, compensation, and salaried benefits positions. Prior to joining Peabody, Ms. Schergen, who earned degrees in social work and psychology and an MBA, was a personnel representative for Ford Motor Company. Ms. Schergen is a member of the National Mining Association's Human Resource Committee.

Paul H. Vining was named President of Peabody COALSALES Company in October 1999. Prior to that, he was President of Peabody COALTRADE, Inc. from March 1997 to October 1999, and Senior Vice President of Peabody COALSALES Company from August 1995 - February 1997. Mr. Vining is a member of the Board of Directors of the Coal Exporters Association.

William E. Broshears was named Group Executive - Resource Development in July 1999. Prior to that he was Group Executive - Mining Services from May 1999 to July 1999, Vice President-Operations of Peabody Coal Company from October 1996 to May 1999 and Vice President-Surface Operations of Eastern Associated Coal Corp. from November 1995 to October 1996. Mr. Broshears is the Chairman of the West Virginia Mining and Reclamation Association.

Roger H. Goodspeed became a Director in May 1998. He is also a Managing Director of Lehman Brothers. He joined Lehman Brothers in 1974 and became a Managing Director in 1984. During his tenure at Lehman Brothers, he has served in management positions for several different groups. In 1994, he became Chairman of Citizens Lehman Power, an electric power marketing joint venture 50% owned by Lehman Brothers until the joint venture was sold to The Energy Group in 1997. Mr. Goodspeed remains a director of the ongoing entity, Citizens Power. Mr. Goodspeed received an MBA from the University of California, Los Angeles.

Henry E. Lentz became a Director in February 1998. He is also a Managing Director of Lehman Brothers and a principal of the firm's Merchant Banking Group. Mr. Lentz joined Lehman Brothers in 1971 and became a Managing Director in 1976. In 1988, Mr. Lentz left Lehman Brothers to serve as Vice Chairman of Wasserstein Perella Group, Inc. In 1993, he returned to Lehman Brothers as a Managing Director and, prior to joining the Merchant Banking Group, served as head of the firm's worldwide energy practice. Mr. Lentz is currently a director of Rowan Companies, Inc. and Consort Holdings plc. Mr. Lentz holds an MBA, with honors, from the Wharton School of the University of Pennsylvania.

Alan H. Washkowitz became a Director in May 1998. He is also a Managing Director of Lehman Brothers and the head of the firm's Merchant Banking Group, responsible for the oversight of Lehman Brothers Merchant Banking Partners II L.P. Mr. Washkowitz joined Kuhn Loeb & Co. in 1968 and became a general partner of Lehman Brothers in 1978 when Kuhn Loeb &
Co. was acquired. Prior to joining the Merchant Banking Group, Mr. Washkowitz headed Lehman Brothers' Financial Restructuring Group. He is currently a director of Illinois Central Corporation, L-3 Communications Corporation, K&F Industries, Inc. and McBride plc. Mr. Washkowitz holds an MBA from Harvard University and a JD from Columbia University.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the annual compensation for our chief executive officer and the four most highly compensated executive officers (the "Named Executive Officers") other than the chief executive officer for their services to Peabody during fiscal years 2000, 1999 and 1998.

                                                   SUMMARY COMPENSATION TABLE



                                                 Annual Compensation                         Long-Term Compensation
                                           ------------------------------  --------------------------------------------------------
                                                                  Other
                                                                  Annual    Restricted     Securities
                                                                  Compen-     Stock        Underlying       LTIP       All Other
                                  Fiscal    Salary      Bonus     sation     Award(s)     Options/SARs    Payments    Compensation
 Name and Principal Position       Year       ($)        ($)       ($)      (#) <F1>       (#) <F2>      ($) <F3>      ($) <F4>
------------------------------   --------  ---------  ---------  --------  ------------  --------------  ----------  --------------

Irl F. Engelhardt                  2000     700,000    875,000      ----        ----           ----          ----         51,525
   Chairman, Chief                 1999     681,264    700,000      ----      154,639        499,855       441,240        23,998
   Executive Officer and           1998     550,000    412,500      ----        ----           ----         42,644        15,754
   Director

Richard M. Whiting                 2000     400,000    500,000      ----        ----           ----          ----         28,662
   President, Chief Operating      1999     385,834    400,000      ----       51,546        179,828       168,051        12,238
   Officer and Director            1998     244,851    182,501      ----        ----           ----         12,326         7,058

Roger B. Walcott, Jr.              2000     350,000    437,500      ----       51,546          ----          ----         24,955
   Executive Vice President        1999     291,667    350,000      ----        ----         179,828         ----          8,374
                                   1998       ----       ----       ----        ----           ----          ----          ----

Mark Maisto                        2000     300,000    600,000      ----       51,546          ----          ----         14,272
   President and Chief             1999     282,485    450,000      ----        ----         179,828         ----         10,650
   Executive Officer,              1998     208,333    300,000      ----        ----           ----          ----          9,167
   Citizens Power LLC

Richard A. Navarre                 2000     233,750    343,750      ----        ----           ----          ----         17,203
   Vice President and Chief        1999     220,000    220,000      ----       38,660        134,902        45,030         6,824
   Financial Officer               1998     182,917    132,000      ----        ----           ----          3,096         5,488

W. Howard Carson <F5>              2000     331,758    381,875      ----        ----           ----          ----        660,678
   Former Chief Commercial         1999     312,633    325,000      ----       51,546        179,828       169,716        37,055
   Officer                         1998     225,750    130,368      ----        ----           ----         20,391         6,773

 ------------
<F1> Represents number of shares of our Class B common stock granted to executives as of May 19, 1998. In addition, shares purchased by Mr. Walcott and Mr. Maisto on May 19, 1998 were converted to granted shares during the year ended March 31, 2000.
<F2> Represents number of shares of our Class A common stock underlying options issued as of May 19, 1998.
<F3> Represents certain long-term incentive payments earned during the fiscal year that relate to Predecessor Company compensation plans.
<F4> Represents annual matching contributions and performance contributions to qualified and non-qualified savings and investment plans, and group term life insurance. Also includes amounts related to Mr. Carson's resignation in fiscal year 2000, and his relocation benefit received in fiscal year 1999.
<F5> Mr. Carson resigned effective March 8, 2000.

Pension Benefits

Our Salaried Employees Retirement Plan, or pension plan, is a "defined benefit" plan. The pension plan provides a monthly annuity to salaried employees when they retire. A salaried employee must have at least five years of service to be vested in the pension plan. A full benefit is available to a retiree at age 62. A retiree can begin receiving a benefit as early as age 55; however, a 4% reduction factor applies for each year a retiree receives a benefit prior to age 62.

An individual's retirement benefit under the pension plan is equal to the sum of (1) 1.112% of the average monthly earnings over 60 consecutive months up to the "covered compensation limit" multiplied by the employee's years of service, not to exceed 35 years, and (2) 1.5% of the average monthly earnings over 60 consecutive months over the "covered compensation limit" multiplied by the employee's years of service, not to exceed 35 years.

We announced in February 1999 that the pension plan would be phased out beginning January 1, 2001. Certain transition benefits were introduced based on the age and/or service of the employee at December 31, 2000:
(1) employees age 50 or older will continue to accrue service at 100%;
(2) employees between the ages of 45 and 49 or with 20 years or more of service will accrue service at the rate of 50% for each year of service worked after December 31, 2000; and (3) employees under age 45 with less than 20 years of service will have their pension benefit frozen. In all cases, final average earnings for retirement plan purposes will be capped at December 31, 2000 levels.

We have three supplemental retirement plans, which provide pension benefits to executives whose pay exceeds legislative limits for qualified pension plans. The estimated annual benefits payable upon retirement at age 62, the normal retirement age, for the CEO and named executive officers are as follows:

            Irl F. Engelhardt           $487,883
            Richard M. Whiting           262,395
            Roger B. Walcott, Jr.         24,663
            Richard A. Navarre            38,138
            W. Howard Carson             144,820

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

Beginning with fiscal year 2000, a performance contribution feature was added to the savings and long-term investment plan to allow for Company contributions up to a maximum of 4% of employees' salary based upon meeting certain Company performance targets. Effective January 1, 2001, we will increase our match for the savings and long-term investment plan.

Management Incentive Compensation Plans

We have established an incentive compensation plan that provides a bonus to selected employees based on the participant's base salary, target level, and the attainment of certain organizational and individual targets. The organizational targets are a ratio of net debt (total debt minus cash) divided by earnings before interest, income taxes and depreciation, depletion and amortization expense, or EBITDA.

Employment Agreements

We have entered into employment agreements with Mr. Engelhardt, the Chairman and Chief Executive Officer, or CEO, and Messrs. Whiting, Walcott, Maisto, Navarre and seven other key executive officers. The CEO's employment agreement provides for an initial term of three years and the other executives' employment agreements provide for initial terms of two years, each of which extend thereafter on a day-to-day basis such that the CEO's employment agreement continually has a three year term and the other executives, subsequent to their initial one year of employment, continually have a one-year term. Upon a termination without cause or resignation for good reason, the executive is entitled to the following benefits during the continuation period, described below: (1) base salary; (2) bonus actually paid in the year prior to such termination, except that, instead of such actual bonus amount, the CEO shall receive an amount equal to 100% of his final base salary in each of the three years following such termination; (3) a one-time prorated bonus for the year of termination (based on actual performance multiplied by a fraction, the numerator of which is the number of business days such executive was employed during the year of termination and the denominator of which is the total number of business days during such year); and (4) continuation of qualified and nonqualified pension, life insurance, medical, hospitalization and other benefits; provided, however, that we shall not be obligated to provide any benefits under tax qualified plans which are not permitted by the terms of each such plan or by applicable law or could jeopardize the plan's tax status; provided, further, that any such coverage shall terminate to the extent that executive is offered or obtains comparable coverage from any other employer. The "continuation period" is three years for the CEO and for the other executives, the balance of the initial two-year term if termination occurs during the first year of the initial term, or for a period of one year after. The employment agreements provide for confidentiality during employment and at all times thereafter, and include a noncompetition and nonsolicitation agreement that is effective during the employment term and for one year thereafter.

Equity Agreements

The executives and 20 other employees acquired, in the aggregate, approximately 3% of our initial fully-diluted equity, issued as Class B common stock in connection with our acquisition on May 19, 1998. With respect to these Class B shares, we provided a full recourse loan for the amount of the tax liability to each executive, and to certain of these executives, an additional full recourse loan for the amount of the value of the stock, with a five-year principal balloon payment which accelerates to the date which is six months following any termination of employment or disposition of the stock, with interest payable throughout the term of the loan at the applicable federal rate.

Stock Option Plan

We adopted the 1998 Stock Purchase and Option Plan for Key Employees, under which we granted options to certain employees to purchase shares of our common stock. We granted the executives who received Class B common stock and other employees our options exercisable for common stock to purchase an aggregate of 7% of our initial fully-diluted equity; 931,885 of which were granted as "time options" in the form of Incentive Stock Options (as defined in Section 422 of the Internal Revenue Code), to the extent permitted, and 2,863,988 of which were granted in the form of nonqualified stock options as "performance options." Time options become exercisable with respect to 20% of the shares subject to such options on each of the first five anniversaries of the date of the closing of the transaction if the executive's employment continues through and including such date, subject to acceleration upon (1) death, (2) disability (3) a change of control or
(4) a recapitalization event. Performance options become exercisable at the end of nine and one-half years, whether or not the applicable performance targets are achieved, but become exercisable earlier with respect to up to 20% of the shares subject to the performance options, on each of the first five anniversaries of the date of May 19, 1998, to the extent certain performance targets, as determined by the Board of Directors and based on net debt and EBITDA, are met or exceeded. Performance options accelerate upon (1) a change of control, (2) a recapitalization event or (3) an initial public offering. "Change of control," for the purposes of this section, means an acquisition of all or substantially all of our direct and indirect assets by merger, consolidation, recapitalization event, stock or asset sale or otherwise, whereby immediately following any such transaction (1) Lehman Merchant Banking owns less than 8.1 million of our outstanding voting securities or (2) any person individually owns more of our then outstanding voting securities entitled to vote generally than Lehman Merchant Banking. "Recapitalization event" means a recapitalization, reorganization, stock dividend or other special corporate restructuring which results in an extraordinary distribution to the stockholders of cash and/or securities through the use of leveraging or otherwise but which does not result in a change of control.

We granted these executives performance-based options exercisable for common stock to purchase an aggregate of 7% of our initial fully-diluted equity. Options vest upon the earlier of (1) achievement of certain financial performance targets and the earliest of completion of (x) an initial public offering, (y) a change of control or (z) a recapitalization event; and (2) nine and one-half years from the date of grant. Vesting of options accelerate: (1) upon completion of an initial public offering during our first 36 months following the closing of our acquisition, at least 2.5% of these options shall vest and the balance shall vest in accordance with the achievement of certain financial performance targets; or (2) upon a change of control or a recapitalization event during the first 36 months following the closing of our acquisition, at least 5% of these options shall vest.

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


                                    FY-END OPTION/SAR VALUES
                                                      Number of securities underlying
                                                    unexercised options/SARs at FY-end
                                             ------------------------------------------------
                       Name                    Exercisable (#)             Unexercisable (#)
            --------------------------       ------------------          --------------------
            Irl F. Engelhardt                      44,000                      455,855

            Richard M. Whiting                     15,985                      163,843

            Roger B. Walcott, Jr.                  15,985                      163,843

            Mark Maisto                            15,985                      163,843

            Richard A. Navarre                     11,992                      122,910

            W. Howard Carson                       15,985                       -----


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information concerning ownership of the capital stock as of March 31, 2000: (1) persons who beneficially own more than 5% of the outstanding shares of capital stock; (2) each person who is a director of Peabody; (3) each person who is a Named Executive Officer; and (4) all directors and executive officers as a group. Our capital stock consists of our Class A common stock, our Class B common stock and our Non-Convertible, Exchangeable Preferred Stock. Class B common stock has voting rights and other attributes similar to Class A common stock (except that Class A common stock will have a liquidation preference) and will convert to Class A common stock upon consummation of a change of control, an initial public offering or a recapitalization event or, in any event, after nine years. Of the $480 million equity contribution made in connection with our acquisition on May 19, 1998, $100 million was in the form of preferred stock. The preferred stock bears the same voting powers, dividend rights and other rights as, and votes as a single class with, the common stock, except for the following: (1) upon the occurrence of any merger, consolidation, sale of all or substantially all assets, liquidation, dissolution or winding up of Peabody, the holders of the preferred stock will receive a preferential distribution of available assets equal to the cost per share before the holders of the common stock receive any distributions (following which the holders of common stock will receive a similar preferential distribution of any remaining available assets equal to the same cost per share, and thereafter the shares of Common Stock and Preferred Stock will receive equal distributions per share of any remaining available assets); (2) we may, at any time at our discretion, exchange all or part of the shares of preferred stock for an equal number of shares of common stock; and (3) we may, at our discretion and only for the first six months after the issuance of shares of the preferred stock, redeem all or part of the shares of preferred stock for an amount equal to the cost per share.


                                                         NUMBER OF SHARES BENEFICIALLY OWNED
                                                         -----------------------------------
                                                            CLASS A     CLASS B                  PERCENT    PERCENT
                                                            COMMON      COMMON     PREFERRED       OF         OF
      NAME AND ADDRESS OF BENEFICIAL OWNER                 STOCK<F1>     STOCK     STOCK<F2>     CLASS A    CLASS B
------------------------------------------------------   ------------  ---------  -----------   ---------  ---------

Lehman Brothers Merchant Banking Partners II L.P.,
   LBI Group Inc. and their affiliated co-investors       16,000,000      ----     5,000,000      85.0%       ----
   c/o Lehman Brothers Holdings Inc.
   3 World Financial Center, 200 Versey Street
   New York, NY 10285

Co-Investment Partners, L.P.                               2,500,000      ----         ----       13.3%       ----
   c/o Lexington Partners Inc.
   659 Madison Avenue, 23rd Floor
   New York, NY 10021

Irl F. Engelhardt                                             88,000    154,639        ----        0.4%       22.6%
Richard M. Whiting                                            31,970     51,546        ----        0.1%        7.5%
Roger B. Walcott, Jr.                                         31,970     51,546        ----        0.1%        7.5%
Mark Maisto                                                   31,970     51,546        ----        0.1%        7.5%
Richard A. Navarre                                            23,984     38,660        ----        0.1%        5.6%

All executives and directors as a group (15 people)          327,230    548,966        ----        1.5%       73.6%

     <F1> Totals for named executive officers represent options exercisable within 60 days after March 31, 2000.

     <F2> Lehman Brothers Merchant Banking Partners II L.P., LBI Group Inc.
          and their affiliated co-investors own 100% of the outstanding Preferred Stock of P&L Coal Holdings Inc.

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

During the fiscal year ended March 31, 2000, Lehman Brothers Inc.
received approximately $1 million in cash for advising on the acquisition of an additional 38.3% of Black Beauty in the prior fiscal year, and $0.8 million in fees associated with a power contract restructuring by Citizens Power during fiscal year 2000.

Transactions with Management

During the fiscal years ended March 31, 2000 and 1999, our executive officers were granted or allowed to purchase shares of our capital stock pursuant to the 1998 Stock Purchase and Option Plan for Key Employees. In connection with these grants and sales, we, affiliates of Lehman Brothers Holdings Inc. and the executives who received our Class B common stock entered into a stockholders agreement providing for piggy-back registration rights and drag-along and tag-along rights with respect to certain sales of our capital stock by affiliates of Lehman Brothers Holdings Inc.

In conjunction with the grant or sale of our capital stock, the executive officers executed term notes as of December 31, 1998. The term notes for executive officers receiving grants of capital stock are generally due on March 31, 2003 and bear annual interest at an applicable United States federal rate utilized by the Internal Revenue Service for loans to employees. The term notes for executive officers who purchased capital stock are payable in equal amounts on from March 31, 1999 to 2003 and have a 5% annual interest rate. Either form of promissory note will accelerate upon the occurrence of certain events.

The following table indicates the amounts due under the term notes for our executive officers with aggregate indebtedness in excess of $60,000 during the fiscal year ended March 31, 2000:

                                         LARGEST AGGREGATE INDEBTEDNESS
                                                   DURING FISCAL          OUTSTANDING INDEBTEDNESS
                     NAME                   YEAR ENDED MARCH 31, 2000         AT MARCH 31, 2000
                     ----                   -------------------------         -----------------
            Irl F. Engelhardt                       $551,593                      $551,593
            Richard M. Whiting                       183,852                       183,852
            Roger B. Walcott, Jr.                    182,500                       182,500
            Mark Maisto                              182,500                       182,500
            Christopher G. Farrand                    91,925                        91,925
            George J. Holway                         137,889                       137,889
            Robert D. Humphris                        95,058                        95,058
            Jeffery L. Klinger                        91,932                        91,932
            Richard A. Navarre                       137,883                       137,883
            Sharon K. Schergen                        91,928                        91,928

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Report

     (1) Financial Statements.

     The following financial statements of P&L Coal Holdings
Corporation are included in Item 8 at the page indicated:

                                                                           Page
                                                                           ----

     Report of Independent Auditors                                         41
     Audited Financial Statements:
        Statements of Operations - Year ended March 31, 2000, Periods ended March 31, 1999 and May 19, 1998 and Year ended
            March 31, 1998                                                  42

        Balance Sheets - March 31, 2000 and 1999                            43
        Statements of Cash Flows - Year ended March 31, 2000, Periods ended March 31, 1999 and May 19, 1998 and Year ended
            March 31, 1998                                                  44
        Statements of Changes in Stockholders' Equity/Invested Capital
            - Year ended March 31, 2000 and Periods ended March 31, 1999
            and May 19, 1998 and Year ended March 31, 1998                  45

     Notes to Financial Statements                                          46

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

     (3) Exhibits.

     The following exhibits are filed as part of this Report:

     Exhibit
       No.     Description of Exhibit
     -------   ----------------------

     10.16     Receivables Sale Agreement dated as of March 31, 2000,
               by and among Originators and P&L Coal Holdings
               Corporation ("P&L")
     10.17     Receivables Contribution Agreement dated as of March
               31, 2000, by and between P&L and P&L Receivables
               Company, LLC ("Seller")
     10.18     Receivables Purchase Agreement as of March 31, 2000,
               by and among Seller, P&L, International Securitization
               Corporation, Bank One, NA, as Agent ("Agent") and the
               Financial Institutions named therein.
     21        List of Subsidiaries
     24        Power of Attorney
     27        Financial Data Schedule (filed electronically with the
               SEC only)

(b) Reports on Form 8-K.

     No reports were filed on Form 8-K for the year ended March 31, 2000.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       P&L COAL HOLDINGS CORPORATION

                                           IRL F. ENGELHARDT
                                   ------------------------------------
                                           Irl F. Engelhardt
                                   Chairman and Chief Executive Officer

                                   Date: June 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                      TITLE
             ---------                                      -----

    IRL F. ENGELHARDT
------------------------------------
    Irl F. Engelhardt                    Chairman, Chief Executive Officer and Director
                                         (principal executive officer)
          <F*>
------------------------------------
    Richard M. Whiting                   President, Chief Operating Officer and Director


    RICHARD A. NAVARRE
------------------------------------
    Richard A. Navarre                   Vice President and Chief Financial Officer
                                         (principal financial and accounting officer)
          <F*>
------------------------------------
    Henry E. Lentz                       Vice President, Assistant Secretary and Director

          <F*>
------------------------------------
    Roger H. Goodspeed                   Director

          <F*>
------------------------------------
    Alan H. Washkowitz                   Director



<F*>By: RICHARD A. NAVARRE
       -----------------------------
       Richard A. Navarre
       Attorney-In-Fact

                             EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

 Exhibit
   No.     Description of Exhibit
---------  ----------------------

     3.1 Second Amended and Restated Certificate of Incorporation of P&L Coal Holdings Corporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the third quarter ended December 31, 1998).
     3.2 By-Laws of P&L Coal Holdings Corporation (Incorporated by reference to Exhibit 3.2 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.3 Certificate of Incorporation of Affinity Mining Company (Incorporated by reference to Exhibit 3.3 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.4 By-Laws of Affinity Mining Company (Incorporated by reference to Exhibit 3.4 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.5 Certificate of Incorporation of Arid Operations Inc. (Incorporated by reference to Exhibit 3.5 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.6 By-Laws of Arid Operations Inc (Incorporated by reference to Exhibit 3.6 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.7 Certificate of Incorporation of Big Sky Coal Company (Incorporated by reference to Exhibit 3.7 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.8 By-Laws of Big Sky Coal Company (Incorporated by reference to Exhibit 3.8 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.9   Articles of Incorporation of Blackrock First Capital
              Corporation (Incorporated by reference to Exhibit 3.9 of the Company's Form S-4 Registration Statement
              No. 333-59073).
     3.10  By-Laws of Blackrock First Capital Corporation
              (Incorporated by reference to Exhibit 3.10 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.11 Certificate of Incorporation of Bluegrass Coal Company (Incorporated by reference to Exhibit 3.11 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.12 By-Laws of Bluegrass Coal Company (Incorporated by reference to Exhibit 3.12 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.13 Certificate of Incorporation of Caballo Coal Company (Incorporated by reference to Exhibit 3.13 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.14 By-Laws of Caballo Coal Company (Incorporated by reference to Exhibit 3.14 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.15 Certificate of Incorporation of Charles Coal Company (Incorporated by reference to Exhibit 3.15 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.16 By-Laws of Charles Coal Company (Incorporated by reference to Exhibit 3.16 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.17 Certificate of Incorporation of Coal Properties Corp. (Incorporated by reference to Exhibit 3.17 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.18 By-Laws of Coal Properties Corp (Incorporated by reference to Exhibit 3.18 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.19  Exhibit Intentionally Omitted
     3.20 Amended and Restated Venture Agreement of Colony Bay Coal Company (Incorporated by reference to Exhibit 3.20 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.21 Certificate of Incorporation of Cook Mountain Coal Company (Incorporated by reference to Exhibit 3.21 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.22 By-Laws of Cook Mountain Coal Company (Incorporated by reference to Exhibit 3.22 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.23 Certificate of Incorporation of Cottonwood Land Company (Incorporated by reference to Exhibit 3.23 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.24 By-Laws of Cottonwood Land Company (Incorporated by reference to Exhibit 3.24 of the Company's
              Form S-4 Registration Statement No. 333-59073).

 Exhibit
   No.     Description of Exhibit
---------  ----------------------

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

 Exhibit
   No.     Description of Exhibit
---------  ----------------------

     3.50 By-Laws of Juniper Coal Company (Incorporated by reference to Exhibit 3.50 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.51 Certificate of Incorporation of Kayenta Mobile Home Park, Inc. (Incorporated by reference to Exhibit 3.51 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.52 By-Laws of Kayenta Mobile Home Park, Inc. (Incorporated by reference to Exhibit 3.52 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.53 Certificate of Incorporation of Martinka Coal Company (Incorporated by reference to Exhibit 3.53 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.54 By-Laws of Martinka Coal Company (Incorporated by reference to Exhibit 3.54 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.55 Articles of Incorporation of Midco Supply and Equipment Corporation (Incorporated by reference to Exhibit 3.55 of the Company's Form S-4 Registration Statement
              No. 333-59073).
     3.56 By-Laws of Midco Supply and Equipment Corporation. (Incorporated by reference to Exhibit 3.56 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.57  Exhibit Intentionally Omitted.
     3.58  Exhibit Intentionally Omitted.
     3.59 Certificate of Incorporation of Nueast Mining Corp. (now known as Mountain View Coal Company) (Incorporated by reference to Exhibit 3.59 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.60 By-Laws of Nueast Mining Corp. (now known as Mountain View Coal Company) (Incorporated by reference to Exhibit 3.60 of the Company's Form S-4 Registration Statement
              No. 333-59073).
     3.61 Articles of Incorporation of North Page Coal Corp. (Incorporated by reference to Exhibit 3.61 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.62 By-Laws of North Page Coal Corp. (Incorporated by reference to Exhibit 3.62 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.63 Articles of Incorporation of Ohio County Coal Company (Incorporated by reference to Exhibit 3.63 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.64 By-Laws of Ohio County Coal Company (Incorporated by reference to Exhibit 3.64 of the Company's
              Form S-8 Registration Statement No. 333-59073).
     3.65  Certificate of Limited Partnership of Patriot Coal
              Company, L.P. (Incorporated by reference to Exhibit
              3.65 of the Company's Form S-4 Registration Statement
              No. 333-59073).
     3.66  Limited Partnership Agreement of Patriot Coal Company,
              L.P. (Incorporated by reference to Exhibit 3.66 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.67 Certificate of Incorporation of Peabody America, Inc. (Incorporated by reference to Exhibit 3.67 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.68 By-Laws of Peabody America, Inc. (Incorporated by reference to Exhibit 3.68 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.69 Certificate of Incorporation of Peabody Coal Company (Incorporated by reference to Exhibit 3.69 of the
              Company's Form S-4 Registration Statement No. 333-59073).
     3.70 Restated By-Laws of Peabody Coal Company (Incorporated by reference to Exhibit 3.70 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.71 Certificate of Incorporation of Peabody COALSALES Company (Incorporated by reference to Exhibit 3.71 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.72 By-Laws of Peabody COALSALES Company (Incorporated by reference to Exhibit 3.72 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.73 Certificate of Incorporation of COALTRADE Inc. (now known as Peabody COALTRADE, Inc.) (Incorporated by reference to Exhibit 3.73 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.74 By-Laws of COALTRADE Inc. (now known as Peabody COALTRADE, Inc.) (Incorporated by reference to Exhibit 3.74 of the Company's Form S-4 Registration Statement No. 333-59073).

 Exhibit
   No.     Description of Exhibit
---------  ----------------------

     3.75  Certificate of Incorporation of Premier Coal Sales
              Company, (now known as Peabody Development Company) (Incorporated by reference to Exhibit 3.75 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.76  Restated By-Laws of Peabody Development Company
              (Incorporated by reference to Exhibit 3.76 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.77  Certificate of Incorporation of Peabody Powertrade, Inc.
              (now known as Peabody Energy Solutions, Inc.)
              (Incorporated by reference to Exhibit 3.77 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.78  By-Laws of Peabody Powertrade, Inc. (now known as Peabody
              Energy Solutions, Inc.) (Incorporated by reference to
              Exhibit 3.78 of the Company's Form S-4 Registration
              Statement No. 333-59073).
     3.79 Restated Certificate of Incorporation of Peabody Holding Company, Inc. (Incorporated by reference to Exhibit 3.79 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.80  Restated By-Laws of Peabody Holding Company, Inc.
              (Incorporated by reference to Exhibit 3.80 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.81  Exhibit Intentionally Omitted
     3.82  Second Amended and Restated Partnership Agreement re:
              Peabody Natural Resources Company (Incorporated by reference to Exhibit 3.82 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.83  Certificate of Incorporation of Armco Terminal Company
              (now known as Peabody Terminals, Inc.) (Incorporated by reference to Exhibit 3.83 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.84 By-Laws of Peabody Terminals, Inc. (Incorporated by reference to Exhibit 3.84 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.85  Certificate of Incorporation of Peabody Venezuela Coal
              Corp. (Incorporated by reference to Exhibit 3.85 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.86 By-Laws of Peabody Venezuela Coal Corp. (Incorporated by reference to Exhibit 3.86 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.87  Certificate of Incorporation of Peabody Western Coal
              Company (Incorporated by reference to Exhibit 3.87 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.88 By-Laws of Peabody Western Coal Company (Incorporated by reference to Exhibit 3.88 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.89 Certificate of Incorporation of Pine Ridge Coal Company (Incorporated by reference to Exhibit 3.89 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.90 By-Laws of Pine Ridge Coal Company (Incorporated by reference to Exhibit 3.90 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.91 Certificate of Incorporation of Powder River Coal Company (Incorporated by reference to Exhibit 3.91 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.92  Restated By-Laws of Powder River Coal Company
              (Incorporated by reference to Exhibit 3.92 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.93 Certificate of Incorporation of Rio Escondido Coal Corp. (Incorporated by reference to Exhibit 3.93 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.94 By-Laws of Rio Escondido Coal Corp. (Incorporated by reference to Exhibit 3.94 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.95 Certificate of Incorporation of Seneca Coal Company (Incorporated by reference to Exhibit 3.95 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.96 By-Laws of Seneca Coal Company (Incorporated by reference to Exhibit 3.96 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.97 Certificate of Incorporation of Sentry Mining Company (Incorporated by reference to Exhibit 3.97 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.98 By-Laws of Sentry Mining Company (Incorporated by reference to Exhibit 3.98 of the Company's
              Form S-4 Registration Statement No. 333-59073).
     3.99 Certificate of Incorporation of Snowberry Land Company Incorporated by reference to Exhibit 3.99 of the Company's Form S-4 Registration Statement No. 333-59073).
     3.100 By-Laws of Snowberry Land Company (Incorporated by reference to Exhibit 3.100 of the Company's
              Form S-4 Registration Statement No. 333-59073).

 Exhibit
   No.     Description of Exhibit
---------  ----------------------

    3.101  Agreement of Incorporation of Low Volatile Coals, Inc.
              (now known as Sterling Smokeless Company) (Incorporated by reference to Exhibit 3.101 of the Company's
              Form S-4 Registration Statement No. 333-59073).
    3.102 By-Laws of Sterling Smokeless Company (Incorporated by reference to Exhibit 3.102 of the Company's
              Form S-4 Registration Statement No. 333-59073).
    3.103  Certificate of Formation of Thoroughbred, L.L.C.
              (Incorporated by reference to Exhibit 3.103 of the Company's Form S-4 Registration Statement No. 333-59073).
    3.104 Operating Agreement of Thoroughbred, L.L.C. (Incorporated by reference to Exhibit 3.104 of the Company's
              Form S-4 Registration Statement No. 333-59073).
    4.1    Senior Note Indenture dated as of May 18, 1998 between
              P&L Coal Holdings Corporation and State Street Bank and
              Trust Company, as Senior Note Trustee (Incorporated by reference to Exhibit 4.1 of the Company's
              Form S-4 Registration Statement No. 333-59073).
    4.2 Senior Subordinated Note Indenture dated as of May 18, 1998 between P&L Coal Holdings Corporation and State Street
              Bank and Trust Company, as Senior Subordinated Note Trustee (Incorporated by reference to Exhibit 4.2 of the Company's Form S-4 Registration Statement No.333-59073).
    4.3    First Supplemental Senior Note Indenture dated as of
              May 19, 1998 among the Guaranteeing Subsidiary (as defined therein), P&L Coal Holdings Corporation the other
              Senior Note Guarantors (as defined in the Senior Note Indenture) and State Street Bank and Trust Company, as
              Senior Note Trustee (Incorporated by reference to
              Exhibit 4.3 of the Company's Form S-4 Registration
              Statement No. 333-59073).
    4.4 First Supplemental Senior Subordinated Note Indenture dated as of May 19, 1998 among the Guaranteeing
              Subsidiary (as defined therein), P&L Coal Holdings Corporation, the other Senior Subordinated Note
              Guarantors (as defined in the Senior Subordinated Note Indenture) and State Street Bank and Trust Company, as
              Senior Subordinated Note Trustee (Incorporated by reference to Exhibit 4.4 of the Company's
              Form S-4 Registration Statement No. 333-59073).
    4.5    Notation of Senior Subsidiary Guarantee dated as of
              May 19, 1998 among the Senior Note Guarantors (as defined in the Senior Note Indenture) (Incorporated by reference to
              Exhibit 4.5 of the Company's Form S-4 Registration Statement No. 333-59073).
    4.6    Notation of Subordinated Subsidiary Guarantee dated as of
              May 19, 1998 among the Senior Subordinated Note
              Guarantors (as defined in the Senior Subordinated Note Indenture) (Incorporated by reference to Exhibit 4.6 of the Company's Form S-4 Registration Statement No. 333-59073).
    4.7    Senior Note Registration Rights Agreement dated as of
              May 18, 1998 between P&L Coal Holdings Corporation and
              Lehman Brothers Inc. (Incorporated by reference to
              Exhibit 4.7 of the Company's Form S-4 Registration
              Statement No. 333-59073).
    4.8 Senior Subordinated Note Registration Rights Agreement dated as of May 18, 1998 between P&L Coal Holdings Corporation and Lehman Brothers Inc. (Incorporated by reference to Exhibit 4.8 of the Company's
              Form S-4 Registration Statement No. 333-59073).
    4.9    Second Supplemental Senior Note Indenture dated as of
              December 31, 1998 among the Guaranteeing Subsidiary (as defined therein), P&L Coal Holdings Corporation, the other Senior Note Guarantors (as defined in the Senior
              Note Indenture) and State Street Bank and Trust
              Company, as Senior Note Trustee.
    4.10 Second Supplemental Senior Subordinated Note Indenture dated as of December 31, 1998 among the Guaranteeing Subsidiary (as defined therein), P&L Coal Holdings Corporation, the other Senior Subordinated Note
              Guarantors (as defined in the Senior Subordinated Note Indenture) and State Street Bank and Trust Company, as
              Senior Subordinated Note Trustee.
    4.11   Third Supplemental Senior Note Indenture dated as of June
              30, 1999 among the Guaranteeing Subsidiary (as defined therein), P&L Coal Holdings Corporation, the other
              Senior Note Guarantors (as defined in the Senior Note Indenture) and State Street Bank and Trust Company, as
              Senior Note Trustee.
    4.12 Third Supplemental Senior Subordinated Note Indenture dated as of June 30, 1999 among the Guaranteeing
              Subsidiary (as defined therein), P&L Coal Holdings Corporation, the other Senior Subordinated Note
              Guarantors (as defined in the Senior Subordinated Note Indenture) and State Street Bank and Trust Company, as
              Senior Subordinated Note Trustee.

 Exhibit
   No.           Description of Exhibit
---------        ----------------------

     10.1        Amended and Restated Credit Agreement dated as of June 9,
                    1998 among P&L Coal Holdings Corporation, as Borrower, Lehman Brothers Inc., as Arranger, Lehman Commercial
                    Paper Inc., as Syndication Agent, Documentation Agent,
                    and Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the
                    Company's Form S-4 Registration Statement No. 333-59073).
     10.2        Guarantee and Collateral Agreement dated as of May 14, 1997 made by the Guarantors, in favor of Lehman Commercial Paper, Inc., as Administrative Agent for the banks and other financial institutions (Incorporated by reference to Exhibit 10.2 of the Company's Form S-4 Registration Statement No. 333-59073).
     10.3        Federal Coal Lease WYW0321779: North Antelope/Rochelle
                    Mine (Incorporated by reference to Exhibit 10.3 of the Company's Form S-4 Registration Statement No. 333-59073).
     10.4        Federal Coal Lease WYW119554: North Antelope/Rochelle Mine
                    (Incorporated by reference to Exhibit 10.4 of the
                    Company's Form S-4 Registration Statement No. 333-59073).
     10.5        Federal Coal Lease WYW5036: Rawhide Mine (Incorporated
                    by reference to Exhibit 10.5 of the Company's
                    Form S-4 Registration Statement No. 333-59073).
     10.6        Federal Coal Lease WYW3397: Caballo Mine (Incorporated
                    by reference to Exhibit 10.6 of the Company's
                    Form S-4 Registration Statement No. 333-59073).
     10.7        Federal Coal Lease WYW83394: Caballo Mine (Incorporated
                    by reference to Exhibit 10.7 of the Company's
                    Form S-4 Registration Statement No. 333-59073).
     10.8        Federal Coal Lease WYW136142 (Incorporated by reference
                    to Exhibit 10.7 of Amendment No. 1 of the Company's
                    Form S-4 Registration Statement No. 333-59073).
     10.9        Royalty Prepayment Agreement by and among Peabody Natural
                    Resources Company, Gallo Finance Company and Chaco
                    Energy Company, dated September 30, 1998 (Incorporated
                    by reference to Exhibit 10.9 of the Company's Form 10-Q
                    for the second quarter ended September 30, 1998).
     10.10<F*>   1998 Stock Purchase and Option Plan for Key Employees of
                    P&L Coal Holding Corporation (incorporated by reference
                    to Exhibit 10.10 of the Company's Form 10-Q for the
                    third quarter ended December 1998).
     10.11<F*>   Employment Agreement between Irl F. Engelhardt and the
                    Company dated May 19, 1998.
     10.12<F*>   Employment Agreement between Richard M. Whiting and the
                    Company dated May 19, 1998.
     10.13<F*>   Employment Agreement between W. Howard Carson and the
                    Company dated May 19, 1998.
     10.14<F*>   Employment Agreement between Roger B. Walcott, Jr. and the
                    Company dated May 19, 1998.
     10.15<F*>   Employment Agreement between Mark Maisto and the Company
                    dated May 19, 1998.
     10.16       Receivables Sale Agreement dated as of March 31, 2000, by and among Originators and P&L Coal Holdings Corporation ("P&L")
     10.17       Receivables Contribution Agreement dated as of March 31, 2000, by and between P&L and P&L Receivables Company, LLC
                    ("Seller")
     10.18       Receivables Purchase Agreement as of March 31, 2000, by
                    and among Seller, P&L, International Securitization Corporation, Bank One, NA, as Agent ("Agent") and the Financial Institutions named therein.
     21          List of Subsidiaries.
     24          Power of Attorney.
     27          Financial Data Schedule (filed electronically with the
                    SEC only).

[FN]
       <F*>      These exhibits constitute all management contracts,
                 compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                   REPORT OF INDEPENDENT AUDITORS



Board of Directors
P&L Coal Holdings Corporation

We have audited the consolidated financial statements of P&L Coal Holdings Corporation (the Company) as of March 31, 2000 and 1999, and for the year and period then ended, and the combined financial statements of P&L Coal Group (the Predecessor Company) for the period ended May 19, 1998 and the year ended March 31, 1998, and have issued our report thereon dated April 27, 2000. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 Ernst & Young LLP

April 27, 2000
St. Louis, Missouri

                                             P & L COAL HOLDINGS CORPORATION
                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)                                 Balance at   Charged to                                      Balance at
                                               Beginning    Costs and                                          End
              Description                      of Period     Expenses    Deductions<F1>       Other          of Period
-------------------------------------------   ------------  ----------  ---------------  ----------------  -------------

YEAR ENDED MARCH 31, 2000

     Reserves deducted from asset accounts:
       Land and coal interests                  $54,277       $2,179       $(40,541)    $ (2,716)<F2><F3>     $13,199
       Reserve for materials and supplies        16,558          ---         (4,748)         590 <F2>          12,400
       Allowance for doubtful accounts              177        1,213           (157)         ---                1,233

PERIOD MAY 20, 1999 THROUGH MARCH 31, 1999

     Reserves deducted from asset accounts:
       Land and coal interests                  $51,455       $3,138       $   (316)         ---              $54,277
       Reserve for materials and supplies         6,087          ---         (1,037)      11,508 <F4>          16,558
       Allowance for doubtful accounts            9,073          ---         (8,980)          84 <F5>             177


========================================================================================================================


(PREDECESSOR COMPANY)

PERIOD APRIL 1, 1998 THROUGH MAY 19, 1998

     Reserves deducted from asset accounts:
       Land and coal interests                  $67,884       $  124       $    (10)    $(16,543)<F2>         $51,455
       Reserve for materials and supplies         6,316          ---           (229)         ---                6,087
       Allowance for doubtful accounts            9,100          ---            (27)         ---                9,073

YEAR ENDED MARCH 31, 1998

     Reserves deducted from asset accounts:
       Land and coal interests                  $61,276       $9,256       $ (2,648)         ---              $67,884
       Reserve for materials and supplies         9,433           35         (2,908)        (244)<F6>           6,316
       Allowance for doubtful accounts            5,525          ---           (378)       3,953 <F2>           9,100

<F1> Reserves utilized, unless otherwise indicated.

<F2> Balances transferred from other accounts.

<F3> Balance transferred as part of asset contribution to
     joint venture.

<F4> Balance recorded as part of the May 19, 1998 purchase
     accounting adjustments.

<F5> Balance acquired as part of controlling interest in
     Black Beauty Coal Company purchased January 1, 1999.

<F6> Balance disposed of as part of asset sale.