Form 10-Q
period 2000-06-30
P&L COAL HOLDINGS CORP
filed 2000-08-11
CIK 1064728

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000
                                ------------------------------------------------
                                       or

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          P&L COAL HOLDINGS CORPORATION
            UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
                                 (In thousands)

                                                                                        Quarter Ended June 30,
                                                                                         2000            1999
                                                                                   --------------- ---------------
REVENUES

     Sales                                                                         $      658,653  $      641,572
     Other revenues                                                                        14,368          22,828
                                                                                   --------------- ---------------
          Total revenues                                                                  673,021         664,400

OPERATING COSTS AND EXPENSES

     Operating costs and expenses                                                         550,558         535,544

     Depreciation, depletion and amortization                                              60,467          65,583

     Selling and administrative expenses                                                   22,803          21,457

     Net gain on property and equipment disposals                                          (1,764)           (151)
                                                                                   --------------- ---------------
OPERATING PROFIT                                                                           40,957          41,967

     Interest expense                                                                      51,470          50,622

     Interest income                                                                       (4,560)           (993)
                                                                                   --------------- ---------------
LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS                                            (5,953)         (7,662)

     Income tax provision (benefit)                                                           336          (1,133)

     Minority interests                                                                     2,181           2,898
                                                                                   --------------- ---------------
LOSS FROM CONTINUING OPERATIONS                                                            (8,470)         (9,427)

Discontinued operations:

     Loss from discontinued operations, net of income tax benefit of $1,151                   -            (3,453)

     Gain from disposal of discontinued operations, net of
       income tax provision of $3,180                                                       8,820             -
                                                                                   --------------- ---------------
NET INCOME (LOSS)                                                                  $          350  $      (12,880)
                                                                                   =============== ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                                     (Unaudited)
                                                                                    June 30, 2000  March 31, 2000
                                                                                   --------------- ---------------
ASSETS
Current assets
     Cash and cash equivalents                                                     $       46,994  $       65,618
     Accounts receivable, less allowance for doubtful accounts of $1,233                  157,258         153,021
     Materials and supplies                                                                50,139          48,809
     Coal inventory                                                                       179,620         193,341
     Assets from coal and emission allowance trading activities                            77,387          78,695
     Deferred income taxes                                                                 49,869          49,869
     Other current assets                                                                  42,390          43,192
                                                                                   --------------- ---------------
          Total current assets                                                            603,657         632,545

Property, plant, equipment and mine development, net of accumulated depreciation,
  depletion and amortization of $459,070 and $411,270 respectively                      4,757,050       4,815,510
Net assets of discontinued operations                                                     102,000          90,000
Investments and other assets                                                              294,984         288,794
                                                                                   --------------- ---------------
          Total assets                                                             $    5,757,691  $    5,826,849
                                                                                   =============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Short-term borrowings and current maturities of long-term debt                $       48,126  $       57,977
     Income taxes payable                                                                  16,307          13,594
     Liabilities from coal and emission allowance trading activities                       74,944          75,883
     Accounts payable and accrued expenses                                                526,095         573,137
                                                                                   --------------- ---------------
          Total current liabilities                                                       665,472         720,591

Long-term debt, less current maturities                                                 2,006,628       2,018,189
Deferred income taxes                                                                     623,340         625,124
Accrued reclamation and other environmental liabilities                                   497,259         502,092
Workers' compensation obligations                                                         212,891         212,260
Accrued postretirement benefit costs                                                      974,979         971,186
Obligation to industry fund                                                                64,767          64,737
Other noncurrent liabilities                                                              165,686         162,979
                                                                                   --------------- ---------------
          Total liabilities                                                             5,211,022       5,277,158

Minority interests                                                                         42,602          41,265

Stockholders' equity:
     Preferred Stock - $0.01 per share par value;  10,000,000 shares authorized,
       5,000,000 shares issued and outstanding                                                 50              50
     Common Stock - Class A,  $0.01  per  share  par  value;  30,000,000  shares
       authorized, 19,000,000 shares issued and outstanding                                   190             190
     Common Stock - Class  B,  $0.01  per  share  par  value;  3,000,000  shares
       authorized, 746,329 shares issued and 684,473 outstanding                                7               7
     Additional paid-in capital                                                           485,037         485,037
     Employee stock loans                                                                  (2,446)         (2,391)
     Accumulated other comprehensive loss                                                 (17,321)        (12,667)
     Retained earnings                                                                     38,769          38,419
     Treasury shares, at cost: 61,856 Class B shares                                         (219)           (219)
                                                                                   --------------- ---------------
          Total stockholders' equity                                                      504,067         508,426
                                                                                   --------------- ---------------
               Total liabilities and stockholders' equity                          $    5,757,691  $    5,826,849
                                                                                   =============== ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                     P&L COAL HOLDINGS CORPORATION
       UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                             (In thousands)
                                                                                        Quarter Ended June 30,
                                                                                         2000            1999
                                                                                   --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $          350  $      (12,880)
   Loss from discontinued operations                                                          -             3,453
   Gain from disposal of discontinued operations                                           (8,820)            -
                                                                                   --------------- ---------------
        Loss from continuing operations                                                    (8,470)         (9,427)

Adjustments to reconcile loss from continuing operations to net cash provided by
  (used in) continuing operations:
   Depreciation, depletion and amortization                                                60,467          65,583
   Deferred income taxes                                                                   (4,717)         (6,839)
   Amortization of debt discount and debt issuance costs                                    4,216           4,382
   Net gain on property and equipment disposals                                            (1,764)           (151)
   Minority interests                                                                       2,181           2,898
   Changes in current assets and liabilities:
     Sale of accounts receivable                                                           25,000             -
     Accounts receivable, net of sale                                                     (29,479)         (4,006)
     Materials and supplies                                                                (1,384)            239
     Coal inventory                                                                         3,571          (1,001)
     Net assets from coal and emission allowance trading activities                           369             -
     Other current assets                                                                     494            (717)
     Accounts payable and accrued expenses                                                (45,892)        (80,574)
     Income taxes payable                                                                   3,490           1,672
   Accrued reclamation and related liabilities                                             (4,425)         (6,401)
   Workers' compensation obligations                                                          631           1,695
   Accrued postretirement benefit costs                                                     3,793           5,080
   Obligation to industry fund                                                                 30            (530)
   Other, net                                                                               5,147           1,702
                                                                                   --------------- ---------------
     Net cash provided by (used in) continuing operations                                  13,258         (26,395)
     Net cash used in discontinued operations                                                 -            (7,965)
                                                                                   --------------- ---------------
     Net cash provided by (used in) operating activities                                   13,258         (34,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development                              (29,338)        (43,839)
Additions to advance mining royalties                                                      (6,252)         (6,083)
Proceeds from property and equipment disposals                                              4,243           6,088
Proceeds from sale-leaseback transactions                                                  23,787             -
                                                                                   --------------- ---------------
     Net cash used in continuing operations                                                (7,560)        (43,834)
     Net cash used in discontinued operations                                                 -               (37)
                                                                                   --------------- ---------------
     Net cash used in investing activities                                                 (7,560)        (43,871)
                                                                                   --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term borrowings                                                            (9,499)        (15,896)
Proceeds from long-term debt                                                                3,702           5,543
Payments of long-term debt                                                                (17,451)         (2,408)
Distributions to minority interests                                                          (844)         (1,962)
                                                                                   --------------- ---------------
     Net cash used in continuing operations                                               (24,092)        (14,723)
     Net cash used in discontinued operations                                                 -            (6,015)
                                                                                   --------------- ---------------
     Net cash used in financing activities                                                (24,092)        (20,738)

Effect of exchange rate changes on cash and cash equivalents                                 (230)            286
                                                                                   --------------- ---------------
Net decrease in cash and cash equivalents                                                 (18,624)        (98,683)
Cash and cash equivalents at beginning of period                                           65,618         194,078
                                                                                   --------------- ---------------
Cash and cash equivalents at end of period                                         $       46,994  $       95,395
                                                                                   =============== ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                          P&L COAL HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated operations and balance sheets of P&L Coal Holdings Corporation (the "Company"), also known as Peabody Group. These financial statements include the subsidiaries of Peabody Holding Company, Inc. ("Peabody Holding Company"), Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch"), Citizens Power LLC ("Citizens Power") and Peabody Resources Holdings Pty Ltd. ("Peabody Resources"), an Australian company.

The accompanying condensed consolidated financial statements as of and for the quarters ended June 30, 2000 and 1999, and the notes thereto, are unaudited.
However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the quarter ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  Comprehensive Income

The following table sets forth the components of comprehensive loss for the quarters ended June 30, 2000 and 1999 (in thousands):

                                                                                        Quarter Ended June 30,
                                                                                         2000            1999
                                                                                   --------------- ---------------
Net income (loss)                                                                  $          350  $      (12,880)
Foreign currency translation adjustment                                                    (4,654)         12,468
                                                                                   --------------- ---------------
Comprehensive loss                                                                 $       (4,304) $         (412)
                                                                                   =============== ===============

(3)  Business Segments

The Company's industry and geographic data for continuing operations are as follows (in thousands):

                                                                                        Quarter Ended June 30,
                                                                                         2000            1999
                                                                                   --------------- ---------------
   Revenues:
        U.S. Mining                                                                $      603,503  $      622,736
        Non U.S. Mining                                                                    69,312          41,600
        Other                                                                                 206              64
                                                                                   --------------- ---------------
                                                                                   $      673,021  $      664,400
                                                                                   =============== ===============
   Operating profit (loss):
        U.S. Mining                                                                $       28,123  $       31,987
        Non U.S. Mining                                                                    12,649          10,338
        Other                                                                                 185            (358)
                                                                                   --------------- ---------------
                                                                                   $       40,957  $       41,967
                                                                                   =============== ===============
   Revenues:
        United States                                                              $      603,709  $      622,800
        Non U.S.                                                                           69,312          41,600
                                                                                   --------------- ---------------
                                                                                   $      673,021  $      664,400
                                                                                   =============== ===============
   Operating profit:
        United States                                                              $       28,308  $       31,629
        Non U.S.                                                                           12,649          10,338
                                                                                   --------------- ---------------
                                                                                   $       40,957  $       41,967
                                                                                   =============== ===============

(4)  Commitments and Contingencies

Environmental Claims

Environmental claims have been asserted against a subsidiary of the Company at 19 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

The  Company's  policy is to  accrue  environmental  cleanup-related  costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its Consolidated Balance Sheets. The liabilities for environmental cleanup-related costs recorded in the Consolidated Balance Sheet at June 30, 2000 were $57.2 million. This amount represents those costs that the Company believes are probable and reasonably estimable. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Other

In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

(5)  Supplemental Guarantor/Non-Guarantor Financial Information

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

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                       For the Quarter Ended June 30, 2000
                                 (In thousands)

                                                       Parent         Guarantor     Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Total revenues                                     $          -    $      480,964  $      202,338  $      (10,281) $      673,021
Costs and expenses:
     Operating costs and expenses                             -           406,124         154,715         (10,281)        550,558
     Depreciation, depletion and amortization                 -            42,928          17,539             -            60,467
     Selling and administrative expenses                      108          17,376           5,319             -            22,803
     Net gain on property and equipment disposals             -            (1,236)           (528)            -            (1,764)
     Interest expense                                      42,034          22,255           4,281         (17,100)         51,470
     Interest income                                      (17,111)         (4,384)           (165)         17,100          (4,560)
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) before income taxes and
  minority interests                                      (25,031)         (2,099)         21,177             -            (5,953)
     Income tax provision (benefit)                        (6,283)           (526)          7,145             -               336
     Minority interests                                       -               -             2,181             -             2,181
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) from continuing operations                  (18,748)         (1,573)         11,851             -            (8,470)
Discontinued operations:
     Gain from disposal of discontinued
       operations, net of income taxes                         88           8,732             -               -             8,820
                                                   --------------- --------------- --------------- --------------- ---------------
Net income (loss)                                  $      (18,660) $        7,159  $       11,851  $          -    $          350
                                                   =============== =============== =============== =============== ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                       For the Quarter Ended June 30, 1999
                                 (In thousands)
                                                       Parent         Guarantor     Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Total revenues                                     $          -    $      504,229  $      161,677  $       (1,506) $      664,400
Costs and expenses:
     Operating costs and expenses                             -           420,315         116,735          (1,506)        535,544
     Depreciation, depletion and amortization                 -            50,053          15,530             -            65,583
     Selling and administrative expenses                       38          16,708           4,711             -            21,457
     Net (gain) loss on property and equipment
       disposals                                              -              (161)             10             -              (151)
     Interest expense                                      44,194           2,316           4,112             -            50,622
     Interest income                                          -              (911)            (82)            -              (993)
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) before income taxes and
  minority interests                                      (44,232)         15,909          20,661             -            (7,662)
     Income tax provision (benefit)                       (11,012)          3,225           6,654             -            (1,133)
     Minority interests                                       -               -             2,898             -             2,898
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) from continuing operations                  (33,220)         12,684          11,109             -            (9,427)
Discontinued operations:
     Loss from discontinued operations,
        net of income taxes                                   -               -            (3,453)            -            (3,453)
                                                   --------------- --------------- --------------- --------------- ---------------
Net income (loss)                                  $      (33,220) $       12,684  $        7,656  $          -    $      (12,880)
                                                   =============== =============== =============== =============== ===============

                          P&L Coal Holdings Corporation
          Unaudited Supplemental Condensed Consolidated Balance Sheets
                               As of June 30, 2000
                                 (in thousands)

                                                       Parent         Guarantor     Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
ASSETS
Current assets
   Cash and cash equivalents                       $           14  $       27,882  $       19,098  $          -    $       46,994
   Accounts receivable                                      1,905          81,932         123,361         (49,940)        157,258
   Inventories                                                -           186,227          43,532             -           229,759
   Assets from coal and emission allowance
     trading activities                                       -            77,387             -               -            77,387
   Deferred income taxes                                      -            49,869             -               -            49,869
   Other current assets                                     1,385          10,068          30,937             -            42,390
                                                   --------------- --------------- --------------- --------------- ---------------
        Total current assets                                3,304         433,365         216,928         (49,940)        603,657
Property, plant, equipment and mine
  development - at cost                                       -         4,349,214         866,906             -         5,216,120
Less accumulated depreciation,
  depletion and amortization                                  -          (361,346)        (97,724)            -          (459,070)
                                                   --------------- --------------- --------------- --------------- ---------------
                                                              -         3,987,868         769,182             -         4,757,050
Net assets of discontinued operations                       1,020         100,980             -               -           102,000
Investments and other assets                            2,087,124       1,265,752         208,507      (3,266,399)        294,984
                                                   --------------- --------------- --------------- --------------- ---------------
        Total assets                               $    2,091,448 $     5,787,965  $    1,194,617  $   (3,316,339) $    5,757,691
                                                   =============== =============== =============== =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Short-term borrowings and current
     maturities of long-term debt                  $          -    $       20,920  $       27,206  $          -    $       48,126
   Payable to affiliates, net                             (59,264)         83,989         (24,725)            -               -
   Income taxes payable                                       -               568          15,739             -            16,307
   Liabilities from coal and emission allowance
     trading activities                                       -            74,944             -               -            74,944
   Accounts payable and accrued expenses                   68,879         392,479         114,677         (49,940)        526,095
                                                   --------------- --------------- --------------- --------------- ---------------
        Total current liabilities                           9,615         572,900         132,897         (49,940)        665,472
 Long-term debt, less current maturities                1,577,765         164,096         264,767             -         2,006,628
 Deferred income taxes                                        -           567,429          55,911             -           623,340
 Other noncurrent liabilities                                   1       1,871,376          44,205             -         1,915,582
                                                   --------------- --------------- --------------- --------------- ---------------
        Total liabilities                               1,587,381       3,175,801         497,780         (49,940)      5,211,022
 Minority interests                                           -               -            42,602             -            42,602
 Stockholders' equity                                     504,067       2,612,164         654,235      (3,266,399)        504,067
                                                   --------------- --------------- --------------- --------------- ---------------
        Total liabilities and stockholders'
          equity                                   $    2,091,448  $    5,787,965  $    1,194,617  $   (3,316,339) $    5,757,691
                                                   =============== =============== =============== =============== ===============

                          P&L Coal Holdings Corporation
          Unaudited Supplemental Condensed Consolidated Balance Sheets
                              As of March 31, 2000
                                 (in thousands)

                                                       Parent         Guarantor     Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
ASSETS
Current assets
    Cash and cash equivalents                      $          347  $       45,931  $       19,340  $          -    $       65,618
    Accounts receivable                                     1,605          95,055          92,083         (35,722)        153,021
    Inventories                                               -           187,965          54,185             -           242,150
    Assets from coal and emission allowance
      trading activities                                      -            78,695             -               -            78,695
    Deferred income taxes                                     -            49,869             -               -            49,869
    Other current assets                                    1,282          14,351          27,559             -            43,192
                                                   --------------- --------------- --------------- --------------- ---------------
         Total current assets                               3,234         471,866         193,167         (35,722)        632,545
Property, plant, equipment and mine
  development - at cost                                       -         4,360,648         866,132             -         5,226,780
Less accumulated depreciation,
  depletion and amortization                                  -          (323,870)        (87,400)            -          (411,270)
                                                   --------------- --------------- --------------- --------------- ---------------
                                                              -         4,036,778         778,732             -         4,815,510
Net assets of discontinued operations                         900          89,100             -               -            90,000
Investments and other assets                            1,883,781       1,444,307         208,095      (3,247,389)        288,794
                                                   --------------- --------------- --------------- --------------- ---------------
         Total assets                              $    1,887,915  $    6,042,051  $    1,179,994  $   (3,283,111) $    5,826,849
                                                   =============== =============== =============== =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Short-term borrowings and current
      maturities of long-term debt                 $          -    $       21,122  $       36,855  $          -    $       57,977
    Payable to affiliates, net                           (284,294)        319,473         (35,179)            -               -
    Income taxes payable                                      -               521          13,073             -            13,594
    Liabilities from coal and emission allowance
      trading activities                                      -            75,883             -               -            75,883
    Accounts payable and accrued expenses                  76,066         416,505         116,288         (35,722)        573,137
                                                   --------------- --------------- --------------- --------------- ---------------
         Total current liabilities                       (208,228)        833,504         131,037         (35,722)        720,591
 Long-term debt, less current maturities                1,587,717         162,116         268,356             -         2,018,189
 Deferred income taxes                                        -           567,918          57,206             -           625,124
 Other noncurrent liabilities                                 -         1,873,508          39,746             -         1,913,254
                                                   --------------- --------------- --------------- --------------- ---------------
         Total liabilities                              1,379,489       3,437,046         496,345         (35,722)      5,277,158
 Minority interests                                           -               -            41,265             -            41,265
 Stockholders' equity                                     508,426       2,605,005         642,384      (3,247,389)        508,426
                                                   --------------- --------------- --------------- --------------- ---------------
         Total liabilities and stockholders'
           equity                                  $    1,887,915  $    6,042,051  $    1,179,994  $   (3,283,111) $    5,826,849
                                                   =============== =============== =============== =============== ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                       For the Quarter Ended June 30, 2000
                                 (In thousands)

                                                                       Parent         Guarantor     Non-Guarantor
                                                                       Company      Subsidiaries    Subsidiaries    Consolidated
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by operating activities                          $        1,920  $       10,866  $          472  $       13,258
                                                                   --------------- --------------- --------------- ---------------
   Additions to property, plant, equipment and mine development               -            (8,572)        (20,766)        (29,338)
   Additions to advance mining royalties                                      -            (2,566)         (3,686)         (6,252)
   Proceeds from property and equipment disposals                             -             1,390           2,853           4,243
   Proceeds from sale-leaseback transactions                                  -            17,500           6,287          23,787
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by (used in) investing activities                           -             7,752         (15,312)         (7,560)

   Change in short-term borrowings                                            -               -            (9,499)         (9,499)
   Proceeds from long-term debt                                               -               -             3,702           3,702
   Payments of long-term debt                                             (10,000)           (433)         (7,018)        (17,451)
   Distributions to minority interests                                        -               -              (844)           (844)
   Net change in due to/from affiliates                                     7,747         (36,234)         28,487             -
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by (used in) financing activities                        (2,253)        (36,667)         14,828         (24,092)
   Effect of exchange rate changes on cash and equivalents                    -               -              (230)           (230)
                                                                   --------------- --------------- --------------- ---------------
Net decrease in cash and cash equivalents                                    (333)        (18,049)           (242)        (18,624)
Cash and cash equivalents at beginning of period                              347          45,931          19,340          65,618
                                                                   --------------- --------------- --------------- ---------------
Cash and cash equivalents at end of period                         $           14  $       27,882  $       19,098  $       46,994
                                                                   =============== =============== =============== ===============

                          P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                       For the Quarter Ended June 30, 1999
                                 (In thousands)

                                                                       Parent         Guarantor     Non-Guarantor
                                                                       Company      Subsidiaries    Subsidiaries    Consolidated
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by (used in) continuing operations               $      (56,863) $         (899) $       31,367  $      (26,395)
Net cash used in discontinued operations                                      -               -            (7,965)         (7,965)
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by (used in) operating activities                       (56,863)           (899)         23,402         (34,360)
                                                                   --------------- --------------- --------------- ---------------
   Additions to property, plant, equipment and mine development               -           (31,032)        (12,807)        (43,839)
   Additions to advance mining royalties                                      -            (2,553)         (3,530)         (6,083)
   Proceeds from property and equipment disposals                             -             5,877             211           6,088
                                                                   --------------- --------------- --------------- ---------------
Net cash used in continuing operations                                        -           (27,708)        (16,126)        (43,834)
Net cash used in discontinued operations                                      -               -               (37)            (37)
                                                                   --------------- --------------- --------------- ---------------
Net cash used in investing activities                                         -           (27,708)        (16,163)        (43,871)
                                                                   --------------- --------------- --------------- ---------------
   Change in short-term borrowings                                            -               -           (15,896)        (15,896)
   Proceeds from long-term debt                                               -               -             5,543           5,543
   Payments of long-term debt                                                 -              (471)         (1,937)         (2,408)
   Distributions to minority interests                                        -               -            (1,962)         (1,962)
   Net change in due to/from affiliates                                    56,883         (58,406)          1,523             -
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by (used in) continuing operations                       56,883         (58,877)        (12,729)        (14,723)
Net cash used in discontinued operations                                      -               -            (6,015)         (6,015)
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by (used in) financing activities                        56,883         (58,877)        (18,744)        (20,738)
   Effect of exchange rate changes on cash and equivalents                    -               -               286             286
                                                                   --------------- --------------- --------------- ---------------
Net increase (decrease) in cash and cash equivalents                           20         (87,484)        (11,219)        (98,683)
Cash and cash equivalents at beginning of period                              -           130,861          63,217         194,078
                                                                   --------------- --------------- --------------- ---------------
Cash and cash equivalents at end of period                         $           20  $       43,377  $       51,998  $       95,395
                                                                   =============== =============== =============== ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                        Quarter Ended June 30,
                                                                                         2000            1999
                                                                                   --------------- ---------------
(In thousands)
Revenues:
       Sales                                                                       $      658,653      $  641,572
       Other revenues                                                                      14,368          22,828
                                                                                   --------------- ---------------
           Total revenues                                                                 673,021         664,400

Operating costs and expenses                                                              632,064         622,433
                                                                                   --------------- ---------------
       Operating profit                                                                    40,957          41,967

Interest expense                                                                           51,470          50,622
Interest income                                                                            (4,560)           (993)
                                                                                   --------------- ---------------
       Loss before income taxes                                                            (5,953)         (7,662)

Income tax provision (benefit)                                                                336          (1,133)
Minority interests                                                                          2,181           2,898
                                                                                   --------------- ---------------
       Loss from continuing operations                                                     (8,470)         (9,427)

Income (loss) from discontinued operations, net of income taxes                             8,820          (3,453)
                                                                                   --------------- ---------------
       Net income (loss)                                                           $          350  $      (12,880)
                                                                                   =============== ===============
Other Data:
Tons sold (In millions)                                                                      47.1            46.8
                                                                                   =============== ===============
EBITDA<F1>                                                                         $      101,424  $      107,550

Cash provided by (used in):
       Operating activities                                                        $       13,258  $      (34,360)
       Investing activities                                                                (7,560)        (43,871)
       Financing activities                                                               (24,092)        (20,738)

[FN]
<F1> EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes, minority interests and depreciation, depletion and amortization. EBITDA has been reduced by costs associated with reclamation, retiree health care and workers' compensation. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

Sales. Sales for the quarter ended March 31, 2000 were $658.7 million, an increase of $17.1 million, or 2.7%. Sales in Australia increased $26.0 million over the prior year, due to the contribution of the Moura Mine ($17.9 million) acquired in August 1999, the Bengalla mine ($5.5 million) that began production in April 1999 and continued strong demand for steam and metallurgical coal in the Asia Pacific region. Sales from Black Beauty increased $12.9 million, due to the transition of new contracts from other Peabody mines to the 81.7%-owned joint venture, partially offsetting the sales decrease in the Midwest of $51.0 million from the closure and suspension of three mines during the third quarter of the prior fiscal year.

Sales in Appalachia improved $8.1 million, mainly due to higher production over prior year results that were adversely impacted by longwall production difficulties. The Southwest region's sales improved $7.7 million, due to strong customer demand as a result of decreased availability of hydroelectric power in the region, while continued price improvements increased sales in Powder River by $6.3 million. Finally, sales from broker and trading activities increased $7.1 million, due to a continued increase in trading and brokerage volumes of
0.7 million tons.

Overall sales volumes were 47.1 million tons for the current year, vs. 46.8 million tons for the prior year quarter.

Other Revenues. Other revenues decreased $8.4 million as compared to the first quarter of fiscal year 2000, due mainly to a decrease in coal royalty income. In the prior year, the Company recognized $6.0 million of revenue under a coal royalty agreement that included a non-refundable advance royalty payment in June 1999.

Operating Profit. Operating profit was $41.0 million for the quarter ended June 30, 2000, a decrease of $1.0 million compared to the prior year. Operating profit in Australia increased $2.3 million, mainly due to higher volumes in the current year, partially offset by $1.3 million due to lower exchange rates. Operating profit in the Midwest declined $11.0 million as compared to the prior year, due to the closure and suspension of three mines in the prior year, and lower reclamation costs in the prior year due to a change in reclamation permitting requirements. Appalachia's operating profit declined $3.4 million, as increased volumes from higher production in the current year were offset by lower pricing due to the expiration of a high-priced contract and the residual effect of the mild winter weather that increased customer coal stockpiles, reducing demand. Black Beauty's operating profit was $2.0 million below the prior year, due mainly to production difficulties at two underground mines and lower demand caused by customer plant outages. Offsetting these declines was a decrease in costs from the recognition of $13.7 million in tax refund credits for excise taxes on export shipments from January 1, 1994 to March 31, 1998. Beginning in 1997, the Company filed for refund of these taxes on the basis that the tax was unconstitutional. In May 2000, the Internal Revenue Service issued guidelines for the refund of these taxes. The Company expects to receive the refund during this fiscal year. Operating profit was also adversely impacted by $5.3 million on a consolidated basis as a result of higher fuel costs, due to the significant increase in the price of diesel fuel.

Interest Income. Interest income increased $3.6 million compared to the prior year, due to interest recorded in the current year associated with the excise tax refunds.

Income Taxes. For the quarter ended June 30, 2000, the company had income tax expense of $0.3 million and a pretax loss of $6.0 million, compared to an income tax benefit of $1.1 million and a pretax loss of $7.7 million in the prior year. The Company's consolidated tax position is impacted by the percentage depletion tax deduction utilized by the Company and its subsidiaries that creates an alternative minimum tax situation, and the positive contribution of its Australian operations that is taxed at a higher rate than the U.S. operations. On a consolidated basis, the Australian income tax expense exceeded the income tax benefit recorded on U.S. pretax losses in the current year.

Income (Loss) from Discontinued Operations. During the quarter ended June 30, 2000 the Company recorded an $8.8 million adjustment, net of income taxes, to its estimated net loss from the sale of Citizens Power. This favorable adjustment is due to a decrease in the estimated operating losses of Citizens Power during the disposal period, based upon higher income from electricity trading activities driven by increased volatility and prices for electricity in the western U.S power markets during the quarter.

Liquidity and Capital Resources

Net cash provided by operating activities was $13.3 million for the quarter ended June 30, 2000, an increase of $47.7 million. This increase is primarily due to the securitization of an additional $25.0 million of trade accounts receivable during the quarter, and a net decrease in working capital of $15.6 million compared to the prior year. As of June 30, 2000 the Company had securitized $125.0 million of accounts receivable.

Net cash used in investing activities was $7.6 million, primarily consisting of $29.3 million of capital expenditures partially offset by $23.8 million in proceeds from sale-leaseback transactions. Net cash used in investing activities declined $36.2 million compared to the prior year, mainly due to the timing of capital expenditures and proceeds from sale-leaseback transactions in the current year. The Company had $77.6 million of committed capital expenditures (primarily related to coal reserves and mining equipment) at June 30, 2000. The Company anticipates funding these capital expenditures through available cash and credit facilities.

Net cash used in financing activities was $24.1 million, reflecting the prepayment of $10.0 million of acquisition debt during the quarter, and the repayment of working capital borrowings by Peabody Resources and Black Beauty.

As of June 30, 2000, the Company had total indebtedness of $2,054.8 million, consisting of the following:

Term loans under Senior Credit Facility                          $      680,000
9.625% Senior Subordinated Notes
  ("Senior Subordinated Notes") due 2008                                498,772
8.875% Senior Notes ("Senior Notes") due 2008                           398,993
5.0% Subordinated Note                                                  181,809
Project finance facility                                                 79,020
Unsecured revolving credit agreement                                     41,973
Capital lease obligations                                                24,602
Other                                                                   149,585
                                                                 ---------------
                                                                 $    2,054,754
                                                                 ===============

The Senior Credit Facility includes a Revolving Credit Facility that provides for aggregate borrowings of up to $200.0 million and letters of credit of up to $280.0 million. The Revolving Credit Facility commitment matures in fiscal year 2005. As of June 30, 2000, the Company had no borrowings outstanding under the Revolving Credit Facility.

Interest rates on the revolving loans under the Revolving Credit Facility are based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facilities) at the Company's option. The Company currently has in place two interest rate swaps on $500 million of term loans outstanding under the Senior Credit Facility - a $200 million interest rate swap that fixes LIBOR at approximately 4.7% and expires on October 5, 2000, and a $300 million interest rate swap that fixes LIBOR at approximately 7.0% and expires on October 5, 2001. As a result, approximately 74% of the term loans outstanding under the Senior Credit Facility are fixed as of June 30, 2000.

The Revolving Credit Facility and related Term Loan Facility also contain certain restrictions and limitations including but not limited to financial covenants that will require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. In addition, the Senior Credit Facility prohibits the Company from allowing its Restricted Subsidiaries (which include all Guarantors) to create or otherwise cause any encumbrance or restriction on the ability of any such Restricted Subsidiary to pay any dividends or make certain other upstream payments subject to certain exceptions. The Company was in compliance with all of the restrictive covenants of its loan agreements as of June 30, 2000.

The indentures governing the Senior Notes and Senior Subordinated Notes permit the Company and its Restricted Subsidiaries to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, among other customary restrictive covenants, the indentures prohibit the Company and its Restricted Subsidiaries from creating or otherwise causing any encumbrance or restriction on the ability of any Restricted Subsidiary that is not a Guarantor to pay dividends or to make certain other upstream payments to
the  Company  or  any  of  its  Restricted   Subsidiaries  (subject  to  certain
exceptions).

Certain  of the  Company's  subsidiaries  maintain  short-term  lines  and other working capital borrowing facilities. Total commitments under such subsidiary facilities totaled approximately $160.0 million and borrowings thereunder totaled approximately $42.0 million as of June 30, 2000. In addition, certain of our subsidiaries have long-term debt outstanding under various agreements. These agreements contain certain customary restrictive covenants, including limitations on additional debt, dividends and investments.

As of June 30, 2000, the revolving and working capital borrowing facilities referred to above totaled $360.0 million, and borrowings thereunder totaled $42.0 million.

Other

Strategic Review of Australian Operations. On August 8, 2000, the Company announced that it will engage outside advisors to conduct a review of strategic alternatives to maximize the value of its Australian subsidiary, Peabody Resources Limited. The Company expects the review will be completed by the end of the fiscal year.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. The Financial Accounting
Standards Board subsequently issued SFAS No. 137, which defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000 (effective April 1, 2001 for the Company). We are evaluating the requirements of SFAS No. 133 and have not determined the impact of adoption on the consolidated financial statements.

Forward Looking Statements

This quarterly report and certain press releases and statements the Company makes from time to time include statements of the Company's and management's expectations, intentions, plans and beliefs that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. Forward looking statements involve risks and uncertainties, and a variety of factors could cause actual results to differ materially from the Company's current expectations, including but not limited to: coal and power market conditions and fluctuations in the demand for coal as an energy source, weather conditions, the continued availability of long-term coal supply contracts, railroad performance, foreign currency translation, changes in economic conditions, changes in mining costs for labor and operational reasons, changes in the government regulation of the mining industry, risks inherent to mining, changes in the Company's leverage position, the ability to successfully implement operating strategies and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

                                      P&L COAL HOLDINGS CORPORATION

Date: August 11, 2000                 By: /s/ RICHARD A. NAVARRE
                                          --------------------------------------
                                                  Richard A. Navarre
                                      Vice President and Chief Financial Officer
                                              (Principal Financial Officer)

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