Form 10-Q
period 2000-09-30
P&L COAL HOLDINGS CORP
filed 2000-11-14
CIK 1064728

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000
                                ------------------------------------------------
                                       or

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
                                 (In thousands)




                                                             Quarter Ended               Six Months Ended
                                                             September 30,                 September 30,
                                                          2000           1999           2000           1999
                                                   --------------- --------------- --------------- ---------------
REVENUES
     Sales                                         $      654,164  $      660,429  $    1,312,817  $    1,302,001
     Other revenues                                        23,427          17,914          37,795          40,742
                                                   --------------- --------------- --------------- ---------------
          Total revenues                                  677,591         678,343       1,350,612       1,342,743
COSTS AND EXPENSES
     Operating costs and expenses                         558,405         550,641       1,108,963       1,086,185
     Depreciation, depletion and amortization              60,809          62,084         121,276         127,667
     Selling and administrative expenses                   20,626          21,679          43,429          43,136
     Net gain on property and equipment disposals          (1,609)         (2,764)         (3,373)         (2,915)
                                                   --------------- --------------- --------------- ---------------
OPERATING PROFIT                                           39,360          46,703          80,317          88,670
     Interest expense                                      51,456          51,949         102,926         102,571
     Interest income                                       (1,194)         (1,065)         (5,754)         (2,058)
                                                   --------------- --------------- --------------- ---------------
LOSS BEFORE INCOME TAXES AND
   MINORITY INTERESTS                                     (10,902)         (4,181)        (16,855)        (11,843)
     Income tax provision (benefit)                        (1,113)            150            (777)           (983)
     Minority interests                                     1,444           2,726           3,625           5,624
                                                   --------------- --------------- --------------- ---------------
LOSS FROM CONTINUING OPERATIONS                           (11,233)         (7,057)        (19,703)        (16,484)
Discontinued operations:
     Loss from discontinued operations, net of
       income tax benefit of $346 and $1,497,
       respectively                                           -            (1,036)            -            (4,489)
     Gain from disposal of discontinued operations,
       net of income tax provision of $1,060 and
       $4,240, respectively                                 2,940             -            11,760             -
                                                   --------------- --------------- --------------- ---------------
NET LOSS                                           $       (8,293) $       (8,093) $       (7,943) $      (20,973)
                                                   =============== =============== =============== ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                         P&L COAL HOLDINGS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                     (Unaudited)
                                                                                    September 30,     March 31,
                                                                                        2000            2000
                                                                                   --------------- ---------------
ASSETS
Current assets
     Cash and cash equivalents                                                     $       55,434  $       65,618
     Accounts receivable, less allowance for doubtful accounts of $1,213
       and $1,233, respectively                                                           151,756         153,021
     Materials and supplies                                                                48,737          48,809
     Coal inventory                                                                       174,150         193,341
     Assets from coal and emission allowance trading activities                           131,481          78,695
     Deferred income taxes                                                                 49,869          49,869
     Other current assets                                                                  41,101          43,192
                                                                                   --------------- ---------------
          Total current assets                                                            652,528         632,545
Property, plant, equipment and mine development, net of accumulated
   depreciation, depletion and amortization of $507,754 and $411,270 respectively       4,718,339       4,815,510
Net assets of discontinued operations                                                      15,510          90,000
Investments and other assets                                                              277,216         288,794
                                                                                   --------------- ---------------
          Total assets                                                             $    5,663,593  $    5,826,849
                                                                                   =============== ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Short-term borrowings and current maturities of long-term debt                $       58,637  $       57,977
     Income taxes payable                                                                   8,837          13,594
     Liabilities from coal and emission allowance trading activities                      129,059          75,883
     Accounts payable and accrued expenses                                                546,604         573,137
                                                                                   --------------- ---------------
          Total current liabilities                                                       743,137         720,591
Long-term debt, less current maturities                                                 1,904,360       2,018,189
Deferred income taxes                                                                     613,146         625,124
Accrued reclamation and other environmental liabilities                                   477,129         502,092
Workers' compensation obligations                                                         212,605         212,260
Accrued postretirement benefit costs                                                      979,388         971,186
Obligation to industry fund                                                                64,458          64,737
Other noncurrent liabilities                                                              160,808         162,979
                                                                                   --------------- ---------------
          Total liabilities                                                             5,155,031       5,277,158
Minority interests                                                                         41,986          41,265
Stockholders' equity:
     Preferred Stock - $0.01 per share par value; 10,000,000 shares
       authorized, 5,000,000 shares issued and outstanding                                     50              50
     Common Stock - Class A, $0.01 per share par value; 30,000,000 shares
       authorized, 19,000,000 shares issued and outstanding                                   190             190
     Common Stock - Class B, $0.01 per share par value; 3,000,000 shares authorized, 802,799 shares issued and 740,943 outstanding as of
       September 30, 2000; 3,000,000 shares authorized, 746,329 shares issued
       and 684,473 shares outstanding as of March 31, 2000                                      8               7
     Additional paid-in capital                                                           485,436         485,037
     Employee stock loans                                                                  (2,522)         (2,391)
     Accumulated other comprehensive loss                                                 (46,843)        (12,667)
     Retained earnings                                                                     30,476          38,419
     Treasury shares, at cost: 61,856 Class B shares                                         (219)           (219)
                                                                                   --------------- ---------------
          Total stockholders' equity                                                      466,576         508,426
                                                                                   --------------- ---------------
               Total liabilities and stockholders' equity                          $    5,663,593  $    5,826,849
                                                                                   =============== ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                        P&L COAL HOLDINGS CORPORATION
          UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                (In thousands)
                                                                                   Six Months Ended September 30,
                                                                                        2000            1999
                                                                                   --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $       (7,943) $      (20,973)
    Loss from discontinued operations                                                         -             4,489
    Gain from disposal of discontinued operations                                         (11,760)            -
                                                                                   --------------- ---------------
         Loss from continuing operations                                                  (19,703)        (16,484)
Adjustments to reconcile loss from continuing operations to
  net cash provided by continuing operations:
    Depreciation, depletion and amortization                                              121,276         127,667
    Deferred income taxes                                                                 (10,760)        (11,908)
    Amortization of debt discount and debt issuance costs                                   8,497           8,362
    Net gain on property and equipment disposals                                           (3,373)         (2,915)
    Minority interests                                                                      3,625           5,624
    Stock compensation                                                                        399             -
    Changes in current assets and liabilities:
      Sale of accounts receivable                                                          25,000             -
      Accounts receivable, net of sale                                                    (26,152)         (7,901)
      Materials and supplies                                                                 (506)          1,142
      Coal inventory                                                                       15,531          11,201
      Net assets from coal and emission allowance trading activities                          390          (1,891)
      Other current assets                                                                   (433)        (12,697)
      Accounts payable and accrued expenses                                               (18,645)        (18,675)
      Income taxes payable                                                                 (3,023)           (695)
    Accrued reclamation and related liabilities                                           (22,036)         (8,990)
    Workers' compensation obligations                                                         345           1,694
    Accrued postretirement benefit costs                                                    8,202           9,422
    Obligation to industry fund                                                              (279)           (840)
    Other, net                                                                              3,067          (5,353)
                                                                                   --------------- ---------------
      Net cash provided by continuing operations                                           81,422          76,763
      Net cash used in discontinued operations                                                -            (3,185)
                                                                                   --------------- ---------------
      Net cash provided by operating activities                                            81,422          73,578
                                                                                   --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development                              (97,028)        (96,244)
Acquisition, net                                                                              -           (30,239)
Additions to advance mining royalties                                                      (8,879)        (10,804)
Proceeds from property and equipment disposals                                              7,614           4,465
Proceeds from sale-leaseback transactions                                                  35,089          24,245
                                                                                   --------------- ---------------
      Net cash used in continuing operations                                              (63,204)       (108,577)
      Net cash provided by discontinued operations                                         90,074             622
                                                                                   --------------- ---------------
      Net cash provided by (used in) investing activities                                  26,870        (107,955)
                                                                                   --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term borrowings                                                             4,348           5,205
Proceeds from long-term debt                                                                5,013          12,317
Payments of long-term debt                                                               (123,813)        (35,107)
Distributions to minority interests                                                        (2,904)         (1,434)
                                                                                   --------------- ---------------
      Net cash used in continuing operations                                             (117,356)        (19,019)
      Net cash used in discontinued operations                                                -            (8,731)
                                                                                   --------------- ---------------
      Net cash used in financing activities                                              (117,356)        (27,750)
Effect of exchange rate changes on cash and cash equivalents                               (1,120)            172
                                                                                   --------------- ---------------
Net decrease in cash and cash equivalents                                                 (10,184)        (61,955)
Cash and cash equivalents at beginning of period                                           65,618         194,078
                                                                                   --------------- ---------------
Cash and cash equivalents at end of period                                         $       55,434  $      132,123
                                                                                   =============== ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                         P&L COAL HOLDINGS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements include the consolidated operations and balance sheets of P&L Coal Holdings Corporation (the "Company"), also known as Peabody Group. These financial statements include the subsidiaries of Peabody Holding Company, Inc. ("Peabody Holding Company"), Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch"), and Peabody Resources Holdings Pty Ltd. ("Peabody Resources"), an Australian company.

The accompanying condensed consolidated financial statements as of and for the quarter and six months ended September 30, 2000 and 1999, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the quarter and six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  Comprehensive Income

The following table sets forth the components of comprehensive loss for the quarter and six months ended September 30, 2000 and 1999 (in thousands):

                                                            Quarter Ended                 Six Months Ended
                                                            September 30,                   September 30,
                                                   ------------------------------- -------------------------------
                                                         2000            1999            2000            1999
                                                   --------------- --------------- --------------- ---------------

Net loss                                           $       (8,293) $       (8,093) $       (7,943) $      (20,973)
Foreign currency translation adjustment                   (29,522)         (5,718)        (34,176)          6,750
                                                   --------------- --------------- --------------- ---------------
Comprehensive loss                                 $      (37,815) $      (13,811) $      (42,119) $      (14,223)
                                                   =============== =============== =============== ===============

(3)  Business Segments

The Company's industry and geographic data for continuing operations were as follows (in thousands):

                                                            Quarter Ended                 Six Months Ended
                                                            September 30,                   September 30,
                                                   ------------------------------- -------------------------------
                                                         2000            1999            2000            1999
                                                   --------------- --------------- --------------- ---------------
Revenues:
   U.S. Mining                                     $      604,876  $      621,672  $    1,208,379  $    1,244,408
   Non U.S. Mining                                         72,715          56,671         142,027          98,271
   Other                                                      -               -               206              64
                                                   --------------- --------------- --------------- ---------------
                                                   $      677,591  $      678,343  $    1,350,612  $    1,342,743
                                                   =============== =============== =============== ===============
Operating profit (loss):
   U.S. Mining                                     $       18,564  $       35,126  $       46,687  $       67,113
   Non U.S. Mining                                         12,827          11,846          25,476          22,184
   Other                                                    7,969            (269)          8,154            (627)
                                                   --------------- --------------- --------------- ---------------
                                                   $       39,360   $      46,703  $       80,317  $       88,670
                                                   =============== =============== =============== ===============
Revenues:
   United States                                   $      604,876  $      621,672  $    1,208,585  $    1,244,472
   Non U.S.                                                72,715          56,671         142,027          98,271
                                                   --------------- --------------- --------------- ---------------
                                                   $      677,591  $      678,343  $    1,350,612  $    1,342,743
                                                   =============== =============== =============== ===============
Operating profit:
   United States                                   $       26,533  $       34,857  $       54,841  $       66,486
   Non U.S.                                                12,827          11,846          25,476          22,184
                                                   --------------- --------------- --------------- ---------------
                                                   $       39,360  $       46,703  $       80,317  $       88,670
                                                   =============== =============== =============== ===============

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

The  Company's  policy is to  accrue  environmental  cleanup-related  costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its Consolidated Balance Sheets. The liabilities for environmental cleanup-related costs recorded in the Consolidated Balance Sheet at September 30, 2000 were $48.8 million. This amount represents those costs that the Company believes are probable and reasonably estimable. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Other

In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

(5)  Discontinued Operations

In August 2000, the Company completed the sale of Citizens Power to Edison Mission Energy, along with the monetization of a portion of Citizens' interests in certain power contract assets. Net proceeds of $90.1 million received from the sale were used to repay long-term debt. As of September 30, 2000 the Company's investment in discontinued operations was $15.5 million, which represents the estimated net proceeds from the monetization of the Company's remaining interest in power contracts to be sold as part of the final wind-down of the subsidiary's operations.

(6)  Supplemental Guarantor/Non-Guarantor Financial Information

In accordance with the indentures governing the Senior Notes and Senior Subordinated Notes, certain wholly owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes and Senior Subordinated Notes on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to investors. The following condensed historical financial statement information is provided for such Guarantor/Non-Guarantor Subsidiaries.

                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                    For the Quarter Ended September 30, 2000
                                 (In thousands)
                                                       Parent         Guarantor     Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Total revenues                                     $          -    $      481,373  $      203,010  $       (6,792) $      677,591
Costs and expenses:
     Operating costs and expenses                             -           406,676         158,521          (6,792)        558,405
     Depreciation, depletion and amortization                 -            43,509          17,300             -            60,809
     Selling and administrative expenses                      148          16,367           4,111             -            20,626
     Net gain on property and equipment
       disposals                                              -            (1,605)             (4)            -            (1,609)
     Interest expense                                      40,634          22,607           5,315         (17,100)         51,456
     Interest income                                      (17,100)         (1,012)           (182)         17,100          (1,194)
                                                   --------------- --------------- --------------- --------------- ---------------

Income (loss) before income taxes and
  minority interests                                      (23,682)         (5,169)         17,949             -           (10,902)
     Income tax provision (benefit)                        (6,271)         (1,069)          6,227             -            (1,113)
     Minority interests                                       -               -             1,444             -             1,444
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) from continuing operations                  (17,411)         (4,100)         10,278             -           (11,233)
Discontinued operations:
     Gain from disposal of discontinued
       operations, net of income taxes                        -             2,940             -               -             2,940
                                                   --------------- --------------- --------------- --------------- ---------------
Net income (loss)                                  $      (17,411) $       (1,160) $       10,278  $          -    $       (8,293)
                                                   =============== =============== =============== =============== ===============

                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                    For the Quarter Ended September 30, 1999
                                 (In thousands)
                                                       Parent         Guarantor     Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Total revenues                                     $          -    $      500,417  $      179,717  $       (1,791) $      678,343
Costs and expenses:
     Operating costs and expenses                             -           421,115         131,317          (1,791)        550,641
     Depreciation, depletion and amortization                 -            44,792          17,292             -            62,084
     Selling and administrative expenses                      (38)         17,124           4,593             -            21,679
     Net gain on property and equipment
       disposals                                              -            (2,730)            (34)            -            (2,764)
     Interest expense                                      33,862          12,197           5,890             -            51,949
     Interest income                                          -              (957)           (108)            -            (1,065)
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) before income taxes and
  minority interests                                      (33,824)          8,876          20,767             -            (4,181)
     Income tax provision (benefit)                       (10,224)          3,206           7,168             -               150
     Minority interests                                       -               -             2,726             -             2,726
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) from continuing operations                  (23,600)          5,670          10,873             -            (7,057)
Discontinued operations:
     Loss from discontinued operations,
       net of income taxes                                    -               -            (1,036)            -            (1,036)
                                                   --------------- --------------- --------------- --------------- ---------------
Net income (loss)                                  $      (23,600) $        5,670  $        9,837  $          -    $       (8,093)
                                                   =============== =============== =============== =============== ===============


                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                  For the Six Months Ended September 30, 2000
                                 (In thousands)
                                                       Parent         Guarantor     Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Total revenues                                     $          -    $      962,337  $      405,348  $      (17,073) $    1,350,612
Costs and expenses:
     Operating costs and expenses                             -           812,800         313,236         (17,073)      1,108,963
     Depreciation, depletion and amortization                 -            86,437          34,839             -           121,276
     Selling and administrative expenses                      256          33,743           9,430             -            43,429
     Net gain on property and equipment
       disposals                                              -            (2,841)           (532)            -            (3,373)
     Interest expense                                      82,668          44,862           9,596         (34,200)        102,926
     Interest income                                      (34,211)         (5,396)           (347)         34,200          (5,754)
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) before income taxes and
  minority interests                                      (48,713)         (7,268)         39,126             -           (16,855)
     Income tax provision (benefit)                       (12,554)         (1,595)         13,372             -              (777)
     Minority interests                                       -               -             3,625             -             3,625
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) from continuing operations                  (36,159)         (5,673)         22,129             -           (19,703)
Discontinued operations:
     Gain from disposal of discontinued
       operations, net of income taxes                         88          11,672             -               -            11,760
                                                   --------------- --------------- --------------- --------------- ---------------
Net income (loss)                                  $      (36,071) $        5,999  $       22,129  $          -    $       (7,943)
                                                   =============== =============== =============== =============== ===============

                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations
                  For the Six Months Ended September 30, 1999
                                 (In thousands)

                                                       Parent         Guarantor     Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
Total revenues                                     $          -    $    1,004,646  $      341,394  $       (3,297) $    1,342,743
Costs and expenses:
     Operating costs and expenses                             -           841,430         248,052          (3,297)      1,086,185
     Depreciation, depletion and amortization                 -            94,845          32,822             -           127,667
     Selling and administrative expenses                      -            33,832           9,304             -            43,136
     Net gain on property and equipment
       disposals                                              -            (2,891)            (24)            -            (2,915)
     Interest expense                                      78,056          14,513          10,002             -           102,571
     Interest income                                          -            (1,868)           (190)            -            (2,058)
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) before income taxes and
  minority interests                                      (78,056)         24,785          41,428             -           (11,843)
     Income tax provision (benefit)                       (21,236)          6,431          13,822             -              (983)
     Minority interests                                       -               -             5,624             -             5,624
                                                   --------------- --------------- --------------- --------------- ---------------
Income (loss) from continuing operations                  (56,820)         18,354          21,982             -           (16,484)
Discontinued operations:
     Loss from discontinued operations,
       net of income taxes                                    -               -            (4,489)            -            (4,489)
                                                   --------------- --------------- --------------- --------------- ---------------
Net income (loss)                                  $      (56,820) $       18,354  $       17,493  $          -    $      (20,973)
                                                   =============== =============== =============== =============== ===============

                         P&L Coal Holdings Corporation
          Unaudited Supplemental Condensed Consolidated Balance Sheets
                            As of September 30, 2000
                                 (In thousands)


                                                       Parent         Guarantor     Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                   --------------- --------------- --------------- --------------- ---------------
ASSETS
Current assets
   Cash and cash equivalents                       $           28  $       42,961  $       12,445  $          -    $       55,434
   Accounts receivable                                      1,956          87,569         119,871         (57,640)        151,756
   Inventories                                                -           177,126          45,761             -           222,887
   Assets from coal and emission allowance
     trading activities                                       -           131,481             -               -           131,481
   Deferred income taxes                                      -            49,869             -               -            49,869
   Other current assets                                     1,439           9,516          30,146             -            41,101
                                                   --------------- --------------- --------------- --------------- ---------------
        Total current assets                                3,423         498,522         208,223         (57,640)        652,528
Property, plant, equipment and mine
  development - at cost                                       -         4,378,516         847,577             -         5,226,093
Less accumulated depreciation,
  depletion and amortization                                  -          (400,796)       (106,958)            -          (507,754)
                                                   --------------- --------------- --------------- --------------- ---------------
                                                              -         3,977,720         740,619             -         4,718,339
Net assets of discontinued operations                         -            15,510             -               -            15,510
Investments and other assets                            2,028,592       1,262,951         257,849      (3,272,176)        277,216
                                                   --------------- --------------- --------------- --------------- ---------------
        Total assets                               $    2,032,015  $    5,754,703  $    1,206,691  $   (3,329,816) $    5,663,593
                                                   =============== =============== =============== =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term borrowings and current
     maturities of long-term debt                  $          -    $       20,401  $       38,236  $          -    $       58,637
   Payable to affiliates, net                              (5,926)          9,079          (3,153)            -               -
   Income taxes payable                                       -               486           8,351             -             8,837
   Liabilities from coal and emission allowance
     trading activities                                       -           129,059             -               -           129,059
   Accounts payable and accrued expenses                   93,551         404,474         106,219         (57,640)        546,604
                                                   --------------- --------------- --------------- --------------- ---------------
        Total current liabilities                          87,625         563,499         149,653         (57,640)        743,137
 Long-term debt, less current maturities                1,477,814         166,479         260,067             -         1,904,360
 Deferred income taxes                                        -           562,814          50,332             -           613,146
 Other noncurrent liabilities                                 -         1,854,099          40,289             -         1,894,388
                                                   --------------- --------------- --------------- --------------- ---------------
        Total liabilities                               1,565,439       3,146,891         500,341         (57,640)      5,155,031
 Minority interests                                           -               -            41,986             -            41,986
 Stockholders' equity                                     466,576       2,607,812         664,364      (3,272,176)        466,576
                                                   --------------- --------------- --------------- --------------- ---------------
        Total liabilities and stockholders'
          equity                                   $    2,032,015  $    5,754,703  $    1,206,691  $   (3,329,816) $    5,663,593
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
                                                   =============== =============== =============== =============== ===============

                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                  For the Six Months Ended September 30, 2000
                                 (In thousands)

                                                                       Parent         Guarantor     Non-Guarantor
                                                                       Company      Subsidiaries    Subsidiaries    Consolidated
                                                                   --------------- --------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities                          $       16,216  $       39,271  $       25,935  $       81,422
                                                                   --------------- --------------- --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant, equipment and mine development               -           (49,295)        (47,733)        (97,028)
   Additions to advance mining royalties                                      -            (2,766)         (6,113)         (8,879)
   Proceeds from property and equipment disposals                             -             3,625           3,989           7,614
   Proceeds from sale-leaseback transactions                                  -            28,800           6,289          35,089
                                                                   --------------- --------------- --------------- ---------------
Net cash used in continuing operations                                        -           (19,636)        (43,568)        (63,204)
Net cash provided by discontinued operations                                  604          89,470             -            90,074
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by (used in) investing activities                           604          69,834         (43,568)         26,870
                                                                   --------------- --------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in short-term borrowings                                            -               -             4,348           4,348
   Proceeds from long-term debt                                               -               -             5,013           5,013
   Payments of long-term debt                                            (110,000)           (931)        (12,882)       (123,813)
   Distributions to minority interests                                        -               -            (2,904)         (2,904)
   Net change in due to/from affiliates                                    92,861        (111,144)         18,283             -
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by (used in) financing activities                       (17,139)       (112,075)         11,858        (117,356)
Effect of exchange rate changes
  on cash and equivalents                                                     -               -            (1,120)         (1,120)
                                                                   --------------- --------------- --------------- ---------------
Net decrease in cash and cash equivalents                                    (319)         (2,970)         (6,895)        (10,184)
Cash and cash equivalents at beginning of period                              347          45,931          19,340          65,618
                                                                   --------------- --------------- --------------- ---------------
Cash and cash equivalents at end of period                         $           28  $       42,961  $       12,445  $       55,434
                                                                   =============== =============== =============== ===============

                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows
                  For the Six Months Ended September 30, 1999
                                 (In thousands)

                                                                       Parent         Guarantor     Non-Guarantor
                                                                       Company      Subsidiaries    Subsidiaries    Consolidated
                                                                   --------------- --------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) continuing operations               $      (49,895) $       65,077  $       61,581  $       76,763
Net cash used in discontinued operations                                      -               -            (3,185)         (3,185)
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by (used in) operating activities                       (49,895)         65,077          58,396          73,578
                                                                   --------------- --------------- --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant, equipment and mine development               -           (70,630)        (25,614)        (96,244)
   Acquisition, net                                                           -               -           (30,239)        (30,239)
   Additions to advance mining royalties                                      -            (5,186)         (5,618)        (10,804)
   Proceeds from property and equipment disposals                             -             3,773             692           4,465
   Proceeds from sale-leaseback transactions                                  -            24,245             -            24,245
                                                                   --------------- --------------- --------------- ---------------
Net cash used in continuing operations                                        -           (47,798)        (60,779)       (108,577)
Net cash provided by discontinued operations                                  -               -               622             622
                                                                   --------------- --------------- --------------- ---------------
Net cash used in investing activities                                         -           (47,798)        (60,157)       (107,955)
                                                                   --------------- --------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in short-term borrowings                                            -               -             5,205           5,205
   Proceeds from long-term debt                                               -               -            12,317          12,317
   Payments of long-term debt                                             (30,000)            (59)         (5,048)        (35,107)
   Distributions to minority interests                                        -               -            (1,434)         (1,434)
   Net change in due to/from affiliates                                    79,915         (76,570)         (3,345)            -
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by (used in) continuing operations                       49,915         (76,629)          7,695         (19,019)
Net cash used in discontinued operations                                      -               -            (8,731)         (8,731)
                                                                   --------------- --------------- --------------- ---------------
Net cash provided by (used in) financing activities                        49,915         (76,629)         (1,036)        (27,750)
Effect of exchange rate changes on cash and equivalents                       -               -               172             172
                                                                   --------------- --------------- --------------- ---------------
Net increase (decrease) in cash and cash equivalents                           20         (59,350)         (2,625)        (61,955)
Cash and cash equivalents at beginning of period                              -           130,861          63,217         194,078
                                                                   --------------- --------------- --------------- ---------------
Cash and cash equivalents at end of period                         $           20  $       71,511  $       60,592  $      132,123
                                                                   =============== =============== =============== ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                            Quarter Ended                 Six Months Ended
                                                            September 30,                   September 30,
                                                   ------------------------------- -------------------------------
                                                         2000            1999            2000            1999
                                                   --------------- --------------- --------------- ---------------
(Dollars in thousands)
Revenues:
       Sales                                       $      654,164  $      660,429  $    1,312,817  $    1,302,001
       Other revenues                                      23,427          17,914          37,795          40,742
                                                   --------------- --------------- --------------- ---------------
           Total revenues                                 677,591         678,343       1,350,612       1,342,743
Operating costs and expenses                              638,231         631,640       1,270,295       1,254,073
                                                   --------------- --------------- --------------- ---------------
       Operating profit                                    39,360          46,703          80,317          88,670
Interest expense                                           51,456          51,949         102,926         102,571
Interest income                                            (1,194)         (1,065)         (5,754)         (2,058)
                                                   --------------- --------------- --------------- ---------------
       Loss before income taxes
         and minority interests                           (10,902)         (4,181)        (16,855)        (11,843)
Income tax provision (benefit)                             (1,113)            150            (777)           (983)
Minority interests                                          1,444           2,726           3,625           5,624
                                                   --------------- --------------- --------------- ---------------
       Loss from continuing operations                    (11,233)         (7,057)        (19,703)        (16,484)
Discontinued operations:
  Gain (loss) from discontinued operations,
    net of income tax                                       2,940          (1,036)         11,760          (4,489)
                                                   --------------- --------------- --------------- ---------------
       Net loss                                    $       (8,293) $       (8,093) $       (7,943) $      (20,973)
                                                   =============== =============== =============== ===============

Other Data:
Tons sold (In millions)                                      49.8            48.3            96.9            95.1
                                                   =============== =============== =============== ===============

EBITDA <F1>                                        $      100,169  $      108,787  $      201,593  $      216,337
                                                   =============== =============== =============== ===============

Cash provided by (used in):
       Operating activities                                                        $       81,422  $       73,578
       Investing activities                                                                26,870        (107,955)
       Financing activities                                                              (117,356)        (27,750)

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

Quarter ended September 30, 2000

Sales. Sales for the quarter ended September 30, 2000 were $654.2 million, a decrease of $6.3 million, or 0.9% from the prior year quarter. Overall sales volume was 49.8 million tons for the current year quarter, compared to 48.3 million tons for the prior year quarter. Sales from broker and trading activities increased $20.6 million, due to a continued increase in trading and brokerage volume. Sales in the Powder River region increased $15.4 million, on improved pricing and slightly higher volume over the prior year. Sales from Black Beauty increased $6.1 million, due to the transition of sourcing for new contracts from other Peabody mines to the 81.7%-owned joint venture, partially offsetting the sales decrease in the Midwest region of $56.1 million from the closure and suspension of three mines during the third quarter of the prior fiscal year. Sales in Australia increased $5.5 million over the prior year, due to the contribution of the Moura Mine ($9.1 million increase) acquired in August 1999, the ramp-up of the Bengalla Mine ($8.9 million increase) that began production in April 1999 and continued strong demand for steam and metallurgical coal in the Asia Pacific region, partially offset by unfavorable foreign currency translation.

Other Revenues. Other revenues increased $5.5 million as compared to the second quarter of fiscal year 2000, due mainly to higher revenues from engineering services for underground mining projects in Australia.

Operating Profit. Operating profit was $39.4 million for the quarter ended September 30, 2000, a decrease of $7.3 million, or 15.7% compared to the prior year. A significant impact on current year results was the 63% per-gallon increase in fuel prices, which decreased operating profit by $6.1 million during the quarter. Operating profit in the Midwest declined $17.6 million as compared to the prior year, due to the closure and suspension of three mines in the prior year. Appalachia's operating profit declined $6.0 million, as prior year results included a $4.6 million credit for Black Lung excise tax overpayments on export shipments in prior periods. In addition, lower pricing due to the expiration of a high-priced contract was partially offset by increased volume in Appalachia from higher production in the current year. Black Beauty's operating profit was $2.6 million below the prior year, due mainly to production difficulties resulting from poor mining conditions at three mines, partially offset by the contribution of two new mines that opened in November 1999 and April 2000, respectively.

Partially offsetting these declines was an increase in the Powder River region ($8.9 million) due to higher demand-related volume and higher per-ton prices. Additionally, the Southwest region improved $7.7 million due mainly to lower costs as a result of higher production in the current year, as the prior year production levels were lower in order to reduce stockpile levels. Finally, the Company reduced its liability for environmental cleanup-related costs by $8.0 million based upon favorable experience.

Income Taxes. For the quarter ended September 30, 2000, the Company had an income tax benefit of $1.1 million and a pretax loss of $10.9 million, compared to income tax expense of $0.2 million and a pretax loss of $4.2 million in the prior year. The Company's consolidated tax position is impacted by the percentage depletion tax deduction utilized by the Company and its subsidiaries that creates an alternative minimum tax situation, and the positive contribution of its Australian operations that is taxed at a higher rate than the U.S. operations. On a consolidated basis, the Australian income tax expense exceeded the income tax benefit recorded on U.S. pretax losses in the prior year.

Income (Loss) from Discontinued Operations. During the quarter ended September 30, 2000 the Company recorded a $3.0 million adjustment, net of income taxes, to reduce its estimated net loss from the sale of Citizens Power. This adjustment reflected higher estimated proceeds from the monetization of Citizens' power contracts as part of the wind-down of Citizens' operations.

Six Months ended September 30, 2000

Sales. Sales increased $10.8 million to $1,312.8 million for the six months ended September 30, 2000. Overall sales volume was 96.9 million tons, compared to 95.1 million tons in the prior year period. Sales in Australia increased $31.5 million over the prior year, due to the contribution of the Moura Mine ($26.9 million increase) acquired in August 1999, the ramp-up of the Bengalla Mine ($14.4 million increase) that began production in April 1999 and continued strong demand for steam and metallurgical coal in the Asia Pacific region, partially offset by unfavorable foreign currency translation. Sales in the Powder River region increased $21.6 million, mainly due to improved pricing in the Powder River Basin.

Black Beauty's sales increased $18.9 million, due to the higher volumes on contracts transitioned from other Peabody mines, partially offsetting the sales decrease in the Midwest of $107.0 million from the closure and suspension of three mines during the prior fiscal year. The Southwest region's sales improved $7.1 million, due to strong customer demand as a result of decreased availability of hydroelectric power in the region, while sales in Appalachia improved by $10.9 million as a result of improved performance at the region's longwall operations. Finally, sales from broker and trading activities increased $27.8 million, reflecting a continued increase in trading and brokerage volume.

Other Revenues. Other revenues for the six months ended September 30, 2000 were $37.8 million, a decrease of $2.9 million compared to the prior year period. Lower coal royalty income in the current year was only partially offset by an increase in engineering services for underground mining projects in Australia.

Depreciation, Depletion and Amortization. For the six months ended September 30, 2000, depreciation, depletion and amortization was $121.3 million, a decrease of $6.4 million compared to the prior year period. The prior year period included $6.0 million of additional depletion associated with a new coal royalty agreement in June 1999.

Operating Profit. For the six-month period, operating profit was $80.3 million, a decrease of $8.4 million from the prior year period. The negative impact of a 55% per-gallon increase in fuel prices was $10.9 million for the six-month period. At the U.S. mining operations, operating profit declined $31.8 million mainly due to a decrease in the Midwest region of $30.1 million from the closure and suspension of three mines in the prior year. In addition, Black Beauty's operating profit decreased $1.9 million due to the operating difficulties resulting from poor geologic conditions. Appalachia's operating profit decreased $4.6 million from lower average pricing due to contract expirations and poor mining conditions at certain underground operations, partially offset by improved performance at the region's longwall operations.

Operating profit at Powder River region increased $11.2 million due to demand-related volume and higher average pricing. In the Southwest region, an increase of $9.5 million was realized as a result of higher sales volumes and improved productivity in the current year. Australia's operating profit increased $6.3 million, mainly due to higher volumes in the current year, partially offset by a $3.0 million decline due to unfavorable exchange rate movements.

The current year results also include a decrease in operating costs for a $8.0 million reduction in its liabilities for environmental cleanup-related costs discussed above, and $9.1 million lower costs related to Black Lung excise tax refund credits on export shipments. Beginning in 1997, the Company filed for refund of these taxes on the basis that the tax was unconstitutional. In May 2000, the Internal Revenue Service issued guidelines for the refund of these taxes. The Company has filed a claim and expects to receive a refund by the end of the fiscal year.

Interest Income. Interest income increased $3.7 million to $5.8 million for the six months ended September 30, 2000 as a result of the interest recorded in the current year associated with the Black Lung excise tax refunds.

Income Taxes. For the six months ended September 30, 2000, the Company had an effective income tax rate of 4.6%, compared to an effective income tax rate of 8.3% in the prior year. The decline in the effective income tax rate is due to the higher profitability of the Australian operations in the current year.

Income (Loss) from Discontinued Operations. During the six-month period ended September 30, 2000 the Company reduced its estimated net loss from the sale of Citizens Power by $11.8 million, net of income taxes. This reduction reflected a decrease in the estimated operating losses of Citizens Power during the disposal period due to higher income from electricity trading activities driven by increased volatility and prices for electricity in the western U.S. power markets during the first quarter ($8.8 million) and higher estimated proceeds from the monetization of power contracts as part of the wind-down of Citizens' operations ($3.0 million).

Liquidity and Capital Resources

Net cash provided by operating activities increased $7.8 million to $81.4 million for the six months ended September 30, 2000, primarily due to a net increase in working capital of $21.7 million. The Company added $25.0 million to its securitization program in the first quarter of the fiscal year, bringing the total amount of accounts receivable included in the securitization program to $125.0 million.

Net cash provided by investing activities was $26.9 million for the current year six-month period, compared to a cash use of $108.0 million in the same period in 1999. During the second quarter of the current year the Company received $90.1 million in net proceeds from the sale of Citizens Power, while the prior year period includes a $30.2 million outflow for the acquisition of the Moura Mine in Australia. In addition, proceeds from sale-leaseback activities were $10.8 million higher in the current year period. The Company had $93.1 million of committed capital expenditures (primarily related to coal reserves and mining equipment) at September 30, 2000. The Company anticipates funding these capital expenditures through available cash and credit facilities.

Net cash used in financing activities was $117.4 million for the six months ended September 30, 2000, as compared to $27.8 million in the prior year period. The Company repaid $123.8 million of long-term debt during the current year period, an increase of $88.7 million, as the proceeds from the sale of Citizens Power were used to reduce the Company's leverage position.

As of September 30, 2000, the Company had total indebtedness of $1,963.0 million, consisting of the following (in thousands):

Term loans under Senior Credit Facility                         $       580,000
9.625% Senior Subordinated Notes
  ("Senior Subordinated Notes") due 2008                                498,790
8.875% Senior Notes ("Senior Notes") due 2008                           399,015
5.0% Subordinated Note                                                  184,907
Project finance facility                                                 80,379
Unsecured revolving credit agreement                                     41,587
Capital lease obligations                                                21,315
Other                                                                   157,004
                                                                 ---------------
                                                                 $    1,962,997
                                                                 ===============

The Senior Credit Facility includes a Revolving Credit Facility that provides for aggregate borrowings of up to $200.0 million and letters of credit of up to $280.0 million. The Revolving Credit Facility commitment matures in fiscal year 2005. As of September 30, 2000, the Company had no borrowings outstanding under the Revolving Credit Facility.

Interest rates on the revolving loans under the Revolving Credit Facility are based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facilities) at the Company's option. As of September 30, 2000, the Company had in place two interest rate swaps on $500 million of term loans outstanding under the Senior Credit facility - a $200 million interest rate swap that fixes LIBOR at approximately 4.7% and expires on October 5, 2000, and a $300 million interest rate swap that fixes LIBOR at approximately 7.0% and expires on October 5, 2001. After giving effect to the October 5, 2000 swap expiration, approximately 52% of the term loans outstanding under the Senior Credit Facility are fixed as of September 30, 2000.

The Revolving Credit Facility and related Term Loan Facility also contain certain restrictions and limitations including but not limited to financial covenants that will require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. In addition, the Senior Credit Facility prohibits the Company from allowing its Restricted Subsidiaries (which include all Guarantors) to create or otherwise cause any encumbrance or restriction on the ability of any such Restricted Subsidiary to pay any dividends or make certain other upstream payments subject to certain exceptions. The Company was in compliance with all of the restrictive covenants of its loan agreements as of September 30, 2000.

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

Certain of the Company's subsidiaries maintain short-term lines and other working capital borrowing facilities. Total commitments under such subsidiary facilities totaled approximately $160.0 million and borrowings thereunder totaled approximately $53.5 million as of September 30, 2000. In addition, certain subsidiaries have long-term debt outstanding under various agreements. These agreements contain certain customary restrictive covenants, including limitations on additional debt, dividends and investments.

As of September 30, 2000, the revolving and working capital borrowing facilities referred to above totaled $360.0 million, and borrowings thereunder totaled $53.5 million.

Other

Mine Closure. In October 2000, the Camp No. 1 mine was closed due to the depletion of its economically mineable reserves. This mine shipped 3.0 million tons in fiscal year 2000. The Company does not anticipate a material adverse effect on its results of operations, financial condition or liquidity from the mine closure since the requirements of the mine's customers will be met by other mines of the Company or its affiliates.

Strategic Review of Australian Operations. On August 8, 2000, the Company announced that it will engage outside advisors to conduct a review of strategic alternatives to maximize the value of its Australian subsidiary, Peabody Resources Limited. The Company expects the review will be completed by the end of the fiscal year.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 (as amended by SFAS Nos. 137 and 138) requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. The effective date of SFAS No. 133 is for all fiscal quarters of fiscal years beginning after June 15, 2000 (effective April 1, 2001 for the Company). The Company continues to evaluate the requirements of SFAS No. 133 and the impact of adoption on the consolidated financial statements has not yet been determined.

Forward Looking Statements

This quarterly report and certain press releases and statements the Company makes from time to time include statements of the Company's and management's expectations, intentions, plans and beliefs that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. Forward looking statements involve risks and uncertainties, and a variety of factors could cause actual results to differ materially from the Company's current expectations, including but not limited to: coal and power market conditions and fluctuations in the demand for coal as an energy source, weather conditions, the continued availability of long-term coal supply contracts, railroad performance, foreign currency translation, changes in economic conditions, changes in mining costs for labor, fuel and operational reasons, changes in the government regulation of the mining industry, risks inherent to mining, changes in the Company's leverage position, the ability to successfully implement operating strategies and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to such forward looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of anticipated events.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          See the Exhibit Index at page 21 of this report.

(b)       Reports on Form 8-K.

          On August 8, 2000, the Company filed a Form 8-K that contained a news release announcing it will engage outside advisors to assist in evaluating its options to maximize the value of its Australian coal holdings.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      P&L COAL HOLDINGS CORPORATION

Date:November 13, 2000                    By: /s/ RICHARD A. NAVARRE
                                          --------------------------------------
                                                  Richard A. Navarre
                                      Vice President and Chief Financial Officer
                                              (Principal Financial Officer)

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

   10.19 Purchase and Sale Agreement by and among Edison Mission Energy, P&L Coal Holdings Corporation and Gold Fields Mining Corporation dated as of May 10, 2000.

   27     Financial Data Schedule (filed electronically with the SEC only).