Form 10-Q
period 2000-12-31
P&L COAL HOLDINGS CORP
filed 2001-02-12
CIK 1064728

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2000
                         ------------------------------------------------------

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number   333-59073
                      ---------------------------------------------------------

                         P&L COAL HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 13-4004153
-------------------------------------     -------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

    701 Market Street, St. Louis,                      63101-1826
              Missouri
--------------------------------------------------------------------------------
   (Address of principal executive                     (Zip Code)
              offices)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes  [_] No

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         P&L COAL HOLDINGS CORPORATION
           UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

                                 (In thousands)

                                      Quarter Ended       Nine Months Ended
                                      December 31,          December 31,
                                    ------------------  ----------------------
                                      1999      2000       1999        2000
                                    --------  --------  ----------  ----------
REVENUES
  Sales............................ $677,582  $605,520  $1,979,583  $1,918,337
  Other revenues...................   31,864    28,561      72,606      66,356
                                    --------  --------  ----------  ----------
    Total revenues.................  709,446   634,081   2,052,189   1,984,693
COSTS AND EXPENSES
  Operating costs and expenses.....  571,647   500,700   1,657,832   1,609,663
  Depreciation, depletion and
   amortization....................   63,363    58,863     191,030     180,139
  Selling and administrative
   expenses........................   23,338    22,386      66,474      65,815
  Net gain on property and
   equipment disposals.............   (1,307)   (1,691)     (4,222)     (5,064)
                                    --------  --------  ----------  ----------
OPERATING PROFIT...................   52,405    53,823     141,075     134,140
  Interest expense.................   50,526    50,520     153,097     153,446
  Interest income..................     (759)   (1,239)     (2,817)     (6,993)
                                    --------  --------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES
 AND MINORITY INTERESTS............    2,638     4,542      (9,205)    (12,313)
  Income tax provision.............    2,449     4,460       1,466       3,683
  Minority interests...............    6,274     1,016      11,898       4,641
                                    --------  --------  ----------  ----------
LOSS FROM CONTINUING OPERATIONS....   (6,085)     (934)    (22,569)    (20,637)
Discontinued operations:
  Loss from discontinued
   operations, net of income tax
   benefit of $1,207 and $2,704,
   respectively....................   (3,620)      --       (8,109)        --
  Gain from disposal of
   discontinued operations, net of
   income tax provision of $4,240..      --        --          --       11,760
                                    --------  --------  ----------  ----------
NET LOSS........................... $ (9,705) $   (934) $  (30,678) $   (8,877)
                                    ========  ========  ==========  ==========

      See accompanying notes to unaudited condensed consolidated financial statements.

                         P&L COAL HOLDINGS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In thousands, except share information)

                                                                   (Unaudited)
                                                       March 31,   December 31,
                                                          2000         2000
                                                       ----------  ------------
ASSETS
Current assets
  Cash and cash equivalents........................... $   65,618   $   33,094
  Accounts receivable, less allowance for doubtful
   accounts of $1,233 and $1,213, respectively........    153,021      115,225
  Materials and supplies..............................     48,809       41,484
  Coal inventory......................................    193,341      154,327
  Assets from coal and emission allowance trading
   activities.........................................     78,695      204,518
  Deferred income taxes...............................     49,869       49,869
  Other current assets................................     43,192       22,999
                                                       ----------   ----------
    Total current assets..............................    632,545      621,516
Property, plant, equipment and mine development, net
 of accumulated depreciation, depletion and
 amortization of $411,270 and $487,881, respectively..  4,815,510    4,321,234
Net assets of discontinued operations.................     90,000       16,157
Assets held for sale--Australian operations...........         --      237,872
Investments and other assets..........................    288,794      275,623
                                                       ----------   ----------
    Total assets...................................... $5,826,849   $5,472,402
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings and current maturities of
   long-term debt..................................... $   57,977   $   44,740
  Income taxes payable................................     13,594          436
  Liabilities from coal and emission allowance trading
   activities.........................................     75,883      200,819
  Accounts payable and accrued expenses...............    573,137      496,182
                                                       ----------   ----------
    Total current liabilities.........................    720,591      742,177
Long-term debt, less current maturities...............  2,018,189    1,821,796
Deferred income taxes.................................    625,124      558,622
Accrued reclamation and other environmental
 liabilities..........................................    502,092      452,021
Workers' compensation obligations.....................    212,260      212,856
Accrued postretirement benefit costs..................    971,186      971,748
Obligation to industry fund...........................     64,737       55,699
Other noncurrent liabilities..........................    162,979      142,726
                                                       ----------   ----------
    Total liabilities.................................  5,277,158    4,957,645
Minority interests....................................     41,265       41,701
Stockholders' equity:
  Preferred Stock--$0.01 per share par value;
   10,000,000 shares authorized, 5,000,000 shares
   issued and outstanding.............................         50           50
  Common Stock--Class A, $0.01 per share par value;
   30,000,000 shares authorized, 19,000,000 shares
   issued and outstanding.............................        190          190
  Common Stock--Class B, $0.01 per share par value;
   3,000,000 shares authorized, 742,268 shares issued
   and 684,473 outstanding as of March 31, 2000;
   3,000,000 shares authorized, 742,268 shares issued
   and 581,801 shares outstanding as of December 31,
   2000...............................................          7            7
  Additional paid-in capital..........................    485,037      485,437
  Employee stock loans................................     (2,391)      (2,051)
  Accumulated other comprehensive loss................    (12,667)     (38,811)
  Retained earnings...................................     38,419       29,542
  Treasury shares, at cost: 57,795 Class B shares as
   of March 31, 2000; 160,467 Class B shares as of
   December 31, 2000..................................       (219)      (1,308)
                                                       ----------   ----------
   Total stockholders' equity.........................    508,426      473,056
                                                       ----------   ----------
      Total liabilities and stockholders' equity...... $5,826,849   $5,472,402
                                                       ==========   ==========

      See accompanying notes to unaudited condensed consolidated financial statements.

                         P&L COAL HOLDINGS CORPORATION
           UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (In thousands)

                                                           Nine Months Ended
                                                             December 31,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................................. $(30,678) $ (8,877)
  Loss from discontinued operations.......................    8,109       --
  Gain from disposal of discontinued operations...........      --    (11,760)
                                                           --------  --------
   Loss from continuing operations........................  (22,569)  (20,637)
Adjustments to reconcile loss from continuing operations
 to net cash provided by continuing operations:
  Depreciation, depletion and amortization................  191,030   156,885
  Deferred income taxes...................................  (16,290)   (9,381)
  Amortization of debt discount and debt issuance costs...   13,637    12,445
  Net gain on property and equipment disposals............   (4,222)   (4,604)
  Minority interests......................................   11,898     4,641
  Changes in current assets and liabilities:
   Sale of accounts receivable............................      --     25,000
   Accounts receivable, net of sale.......................  (29,027)   (2,629)
   Materials and supplies.................................    2,873     2,926
   Coal inventory.........................................   18,191     1,403
   Net assets from coal and emission allowance trading
    activities............................................    2,066      (887)
   Other current assets...................................   (8,087)   (1,499)
   Accounts payable and accrued expenses..................  (48,399)   (6,915)
   Income taxes payable...................................    4,818         7
  Accrued reclamation and related liabilities.............  (10,960)  (28,652)
  Workers' compensation obligations.......................    2,305       596
  Accrued postretirement benefit costs....................   12,197       562
  Obligation to industry fund.............................     (403)   (9,038)
  Other, net..............................................  (19,444)   (3,786)
  Net cash used by assets held for sale--Australian
   operations.............................................      --    (15,873)
                                                           --------  --------
   Net cash provided by continuing operations.............   99,614   100,564
   Net cash used in discontinued operations...............   (1,005)      --
                                                           --------  --------
   Net cash provided by operating activities..............   98,609   100,564
                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine
 development.............................................. (137,501) (109,286)
Acquisition, net..........................................  (44,203)      --
Additions to advance mining royalties.....................  (16,275)  (16,919)
Investment in joint venture...............................      --     (3,052)
Proceeds from property and equipment disposals............    7,186    11,517
Proceeds from sale-leaseback transactions.................   34,234    35,089
Net cash used by assets held for sale--Australian
 operations...............................................      --    (34,684)
                                                           --------  --------
   Net cash used in continuing operations................. (156,559) (117,335)
   Net cash provided by discontinued operations...........      578    85,603
                                                           --------  --------
   Net cash used in investing activities.................. (155,981)  (31,732)
                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt..............................   20,121    26,920
Payments of long-term debt................................  (48,103) (132,285)
Repurchase of treasury stock..............................      --     (1,089)
Distributions to minority interests.......................   (3,471)   (4,205)
Net cash provided by assets held for sale--Australian
 operations...............................................      --     10,591
                                                           --------  --------
   Net cash used in continuing operations.................  (31,453) (100,068)
   Net cash used in discontinued operations...............  (10,991)      --
                                                           --------  --------
   Net cash used in financing activities..................  (42,444) (100,068)
Effect of exchange rate changes on cash and cash
 equivalents..............................................      280    (1,288)
                                                           --------  --------
Net decrease in cash and cash equivalents.................  (99,536)  (32,524)
Cash and cash equivalents at beginning of period..........  194,078    65,618
                                                           --------  --------
Cash and cash equivalents at end of period................ $ 94,542  $ 33,094
                                                           ========  ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                         P&L COAL HOLDINGS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

   The accompanying condensed consolidated financial statements include the consolidated operations and balance sheets of P&L Coal Holdings Corporation (the "Company"), also known as Peabody Group. These financial statements include the subsidiaries of Peabody Holding Company, Inc. ("Peabody Holding Company"), Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch") and Peabody Australia Limited and Darex Capital, Inc., which collectively own Peabody Resources Holdings Pty Ltd. ("Peabody Resources"), an Australian company.

   On December 26, 2000, the Company signed a share purchase agreement for the transfer of the stock in Peabody Australia Limited and Darex Capital, Inc. which, in turn, own the Company's Australian operations, to Coal & Allied Industries Limited ("Coal & Allied"), a 71%-owned subsidiary of Rio Tinto Limited. The net assets of the entities sold are reflected as "Assets held for sale--Australian Operations" in the consolidated balance sheet as of December 31, 2000.

   The accompanying condensed consolidated financial statements as of and for the quarter and nine months ended December 31, 1999 and 2000, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the quarter and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) Assets Held for Sale

   On December 26, 2000, the Company signed a share purchase agreement for the transfer of the stock in Peabody Australia Limited and Darex Capital, Inc. which, in turn, own the Company's Australian operations to Coal & Allied, a 71%-owned subsidiary of Rio Tinto Limited. The Company's Australian subsidiaries are comprised of interests in six coal mines, as well as Mining Services in Brisbane, Australia. The coal mines are Bengalla, Warkworth, Ravensworth, Ravensworth East and Narama in New South Wales, and Moura in Queensland, Australia.

   The sale price was $455 million in cash, subject to post-closing adjustments. The sale closed on January 29, 2001. Under the terms of the agreement, Coal & Allied obtained ownership of all assets and assumed all liabilities of the Company's Australian operations. The Company intends to use proceeds from the sale to repay a portion of long-term debt.

   In connection with the disposition, the net assets of the Company's Australian operations have been classified as "Assets held for sale--Australian operations" in the December 31, 2000 consolidated balance sheet and include the following (in thousands):

        Cash......................................... $  18,089
        Accounts receivable..........................    26,908
        Materials and supplies.......................     5,259
        Coal inventory...................................29,115........
        Other current assets.........................    22,946
        Property, plant, equipment and mine
         development, net............................   403,028
        Investments and other assets.................    10,657
        Short-term borrowing and current maturities
         of long-term debt...........................   (20,834)
        Income taxes payable.........................   (14,546)
        Accounts payable and accrued expenses........   (59,749)
        Long-term debt, less current maturities......   (98,608)
        Deferred income taxes........................   (51,253)
        Accrued reclamation liabilities..............   (25,454)
        Other noncurrent liabilities.................    (7,686)
                                                      ---------
                                                      $ 237,872
                                                      =========

                         P&L COAL HOLDINGS CORPORATION

(3) Comprehensive Income

   The following table sets forth the components of comprehensive income (loss) for the quarter and nine months ended December 31, 1999 and 2000 (in thousands):

                                           Quarter Ended    Nine Months Ended
                                            December 31,      December 31,
                                           ---------------  ------------------
                                            1999     2000     1999      2000
                                           -------  ------  --------  --------
Net loss.................................. $(9,705) $ (934) $(30,678) $ (8,877)
Foreign currency translation adjustment...   2,795   8,032     9,545   (26,144)
                                           -------  ------  --------  --------
Comprehensive income (loss)............... $(6,910) $7,098  $(21,133) $(35,021)
                                           =======  ======  ========  ========

(4) Business Segments

   The Company's industry and geographic data for continuing operations were as follows (in thousands):

                                     Quarter Ended         Nine Months Ended
                                      December 31,           December 31,
                                 ----------------------  ---------------------
                                    1999        2000        1999       2000
                                    ----        ----        ----       ----
Revenues:
 U.S. Mining.................... $   637,557 $  558,139  $1,881,965 $1,766,518
 Non U.S. Mining................      71,660     75,942     169,931    217,969
 Other..........................         229         --         293        206
                                 ----------- ----------  ---------- ----------
                                 $   709,446 $  634,081  $2,052,189 $1,984,693
                                 =========== ==========  ========== ==========
Operating profit (loss):
 U.S. Mining.................... $    36,806 $   30,261  $  103,919 $   76,948
 Non U.S. Mining................      14,951     23,575      37,135     49,051
 Other..........................         648        (13)         21      8,141
                                 ----------- ----------  ---------- ----------
                                 $    52,405 $   53,823  $  141,075 $  134,140
                                 =========== ==========  ========== ==========
Depreciation, depletion, and
 amortization:
 U.S. Mining.................... $    54,392 $   51,579  $  167,084 $  156,885
 Non U.S. Mining................       8,971      7,284      23,946     23,254
                                 ----------- ----------  ---------- ----------
                                 $    63,363 $   58,863  $  191,030 $  180,139
                                 =========== ==========  ========== ==========
Total Assets
 U.S. Mining.................... $ 5,105,025 $4,836,828  $5,105,025 $4,836,828
 Non U.S. Mining................     567,912    514,369     567,912    514,369
 Other..........................   1,094,206    121,205   1,094,206    121,205
                                 ----------- ----------  ---------- ----------
                                 $ 6,767,143 $5,472,402  $6,767,143 $5,472,402
                                 =========== ==========  ========== ==========
Revenues:
 United States.................. $   637,786 $  558,139  $1,882,258 $1,766,724
 Non U.S........................      71,660     75,942     169,931    217,969
                                 ----------- ----------  ---------- ----------
                                 $   709,446 $  634,081  $2,052,189 $1,984,693
                                 =========== ==========  ========== ==========
Operating profit:
 United States.................. $    37,454 $   30,248  $  103,940 $   85,089
 Non U.S........................      14,951     23,575      37,135     49,051
                                 ----------- ----------  ---------- ----------
                                 $    52,405 $   53,823  $  141,075 $  134,140
                                 =========== ==========  ========== ==========
Depreciation, depletion, and
 amortization:
 United States.................. $    54,392 $   51,579  $  167,084 $  156,885
 Non U.S........................       8,971      7,284      23,946     23,254
                                 ----------- ----------  ---------- ----------
                                 $    63,363 $   58,863  $  191,030 $  180,139
                                 =========== ==========  ========== ==========
Total Assets
 United States.................. $ 6,199,231 $4,958,033  $6,199,231 $4,958,033
 Non U.S........................     567,912    514,369     567,912    514,369
                                 ----------- ----------  ---------- ----------
                                 $ 6,767,143 $5,472,402  $6,767,143 $5,472,402
                                 =========== ==========  ========== ==========

                         P&L COAL HOLDINGS CORPORATION

(5) Commitments and Contingencies

 Environmental Claims

   Environmental claims have been asserted against a subsidiary of the Company at 19 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

   The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its Consolidated Balance Sheets. The undiscounted liabilities for environmental cleanup-related costs recorded in "Accrued reclamation and other environmental liabilities" were $57.7 million and $48.5 million at March 31, 2000 and December 31, 2000, respectively. This amount represents those costs that the Company believes are probable and reasonably estimable. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

 Other

   In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

(6) Discontinued Operations

   In August 2000, the Company completed the sale of Citizens Power to Edison Mission Energy, along with the monetization of a portion of Citizens' interests in certain power contract assets. Net proceeds of $90.1 million received from the sale in August 2000 were used to repay long-term debt. As of December 31, 2000 the Company's investment in discontinued operations was $16.2 million, which represents the estimated net proceeds from the monetization of the Company's remaining interest in power contracts to be sold as part of the final wind-down of the subsidiary's operations.

                         P&L COAL HOLDINGS CORPORATION

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

                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations

                    For the Quarter Ended December 31, 1999
                                 (In thousands)

                                                     Non-
                           Parent    Guarantor    Guarantor
                          Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
Total revenues..........  $    --     $489,438     $222,026     $(2,018)     $709,446
Costs and expenses:
 Operating costs and
  expenses..............       --      425,391      148,274      (2,018)      571,647
 Depreciation, depletion
  and amortization......       --       45,153       18,210         --         63,363
 Selling and
  administrative
  expenses..............       --       17,332        6,006         --         23,338
 Net gain on property
  and equipment
  disposals.............       --       (1,374)          67         --         (1,307)
 Interest expense.......    43,203       1,722        5,601         --         50,526
 Interest income........       --         (558)        (201)        --           (759)
                          --------    --------     --------     -------      --------
Income (loss) before
 income taxes and
 minority interests.....   (43,203)      1,772       44,069         --          2,638
 Income tax provision
  (benefit).............   (11,682)      2,174       11,957         --          2,449
 Minority interests.....       --           --        6,274         --          6,274
                          --------    --------     --------     -------      --------
Income (loss) from
 continuing operations..   (31,521)       (402)      25,838         --         (6,085)
Discontinued operations:
 Loss from discontinued
  operations, net of
  income taxes..........       --          --        (3,620)        --         (3,620)
                          --------    --------     --------     -------      --------
Net income (loss).......  $(31,521)   $   (402)    $ 22,218     $   --       $ (9,705)
                          ========    ========     ========     =======      ========

                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations

                    For the Quarter Ended December 31, 2000
                                 (In thousands)

                                                    Non-
                          Parent    Guarantor    Guarantor
                         Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
Total revenues.......... $    --     $451,039     $198,613     $(15,571)    $634,081
Costs and expenses:
  Operating costs and
   expenses.............      --      369,399      146,872      (15,571)     500,700
  Depreciation,
   depletion and
   amortization.........      --       42,769       16,094          --        58,863
  Selling and
   administrative
   expenses.............       29      18,902        3,455          --        22,386
  Net gain on property
   and equipment
   disposals............      --       (1,663)         (28)         --        (1,691)
  Interest expense......   39,908      37,671        5,350      (32,409)      50,520
  Interest income.......  (17,099)    (15,972)        (577)      32,409       (1,239)
                         --------    --------     --------     --------     --------
Income (loss) before
 income taxes and
 minority interests.....  (22,838)        (67)      27,447          --         4,542
  Income tax provision
   (benefit)............   (5,334)         48        9,746          --         4,460
  Minority interests....      --          --         1,016          --         1,016
                         --------    --------     --------     --------     --------
Net income (loss)....... $(17,504)   $   (115)    $ 16,685     $    --      $   (934)
                         ========    ========     ========     ========     ========

                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations

                  For the Nine Months Ended December 31, 1999
                                 (In thousands)

                                                      Non-
                           Parent     Guarantor    Guarantor
                           Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
Total revenues..........  $     --    $1,494,084    $563,420     $(5,315)    $2,052,189
Costs and expenses:
  Operating costs and
   expenses.............        --     1,266,821     396,326      (5,315)     1,657,832
  Depreciation,
   depletion and
   amortization.........        --       139,997      51,033         --         191,030
  Selling and
   administrative
   expenses.............        --        51,165      15,309         --          66,474
  Net gain on property
   and equipment
   disposals............        --        (4,265)         43         --          (4,222)
  Interest expense......    130,949        6,545      15,603         --         153,097
  Interest income.......        --        (2,426)       (391)        --          (2,817)
                          ---------   ----------    --------     -------     ----------
Income (loss) before
 income taxes and
 minority interests.....   (130,949)      36,247      85,497         --          (9,205)
  Income tax provision
   (benefit)............    (32,918)       8,605      25,779         --           1,466
  Minority interests....        --           --       11,898         --          11,898
                          ---------   ----------    --------     -------     ----------
Income (loss) from
 continuing operations..    (98,031)      27,642      47,820         --         (22,569)
Discontinued operations:
  Loss from discontinued
   operations, net of
   income taxes.........        --           --       (8,109)        --          (8,109)
                          ---------   ----------    --------     -------     ----------
Net income (loss).......  $ (98,031)  $   27,642    $ 39,711     $   --      $  (30,678)
                          =========   ==========    ========     =======     ==========

                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations

                  For the Nine Months Ended December 31, 2000
                                 (In thousands)

                                                     Non-
                           Parent    Guarantor    Guarantor
                          Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
Total revenues..........  $    --    $1,413,376    $603,961     $(32,644)   $1,984,693
Costs and expenses:
  Operating costs and
   expenses.............       --     1,182,199     460,108      (32,644)    1,609,663
  Depreciation,
   depletion and
   amortization.........       --       129,206      50,933          --        180,139
  Selling and
   administrative
   expenses.............       285       52,645      12,885          --         65,815
  Net gain on property
   and equipment
   disposals............       --        (4,504)       (560)         --         (5,064)
  Interest expense......   122,576       82,533      14,946      (66,609)      153,446
  Interest income.......   (51,310)     (21,368)       (924)      66,609        (6,993)
                          --------   ----------    --------     --------    ----------
Income (loss) before
 income taxes and
 minority interests.....   (71,551)      (7,335)     66,573          --        (12,313)
  Income tax provision
   (benefit)............   (17,888)      (1,547)     23,118          --          3,683
  Minority interests....       --           --        4,641          --          4,641
                          --------   ----------    --------     --------    ----------
Income (loss) from
 continuing operations..   (53,663)      (5,788)     38,814          --        (20,637)
Discontinued operations:
  Gain from disposal of
   discontinued
   operations, net of
   income taxes.........        88       11,672         --           --         11,760
                          --------   ----------    --------     --------    ----------
Net income (loss).......  $(53,575)  $    5,884    $ 38,814     $    --     $   (8,877)
                          ========   ==========    ========     ========    ==========

                         P&L Coal Holdings Corporation
          Unaudited Supplemental Condensed Consolidated Balance Sheets

                              As of March 31, 2000
                                 (In thousands)

                                                       Non-
                            Parent     Guarantor    Guarantor
                           Company    Subsidiaries Subsidiaries Eliminations  Consolidated
                          ----------  ------------ ------------ ------------  ------------
ASSETS
Current assets
 Cash and cash
  equivalents...........  $      347   $   45,931   $   19,340  $       --     $   65,618
 Accounts receivable....       1,605       95,055       92,083      (35,722)      153,021
 Inventories............         --       187,965       54,185          --        242,150
 Assets from coal and
  emission allowance
  trading activities....         --        78,695          --           --         78,695
 Deferred income taxes..         --        49,869          --           --         49,869
 Other current assets...       1,282       14,351       27,559          --         43,192
                          ----------   ----------   ----------  -----------    ----------
   Total current
    assets..............       3,234      471,866      193,167      (35,722)      632,545
Property, plant,
 equipment and mine
 development--at cost...         --     4,360,648      866,132          --      5,226,780
Less accumulated
 depreciation, depletion
 and amortization.......         --      (323,870)     (87,400)         --       (411,270)
                          ----------   ----------   ----------  -----------    ----------
                                 --     4,036,778      778,732          --      4,815,510
Net assets of
 discontinued
 operations.............         900       89,100           --          --         90,000
Investments and other
 assets.................   1,883,781    1,444,307      208,095   (3,247,389)      288,794
                          ----------   ----------   ----------  -----------    ----------
   Total assets.........  $1,887,915   $6,042,051   $1,179,994  $(3,283,111)   $5,826,849
                          ==========   ==========   ==========  ===========    ==========

LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities
 Short-term borrowings
  and current maturities
  of long-term debt.....  $      --    $   21,122   $   36,855  $       --     $   57,977
 Payable to affiliates,
  net...................    (284,294)     319,473      (35,179)         --            --
 Income taxes payable...         --           521       13,073          --         13,594
 Liabilities from coal
  and emission allowance
  trading activities....         --        75,883          --           --         75,883
 Accounts payable and
  accrued expenses......      76,066      416,505      116,288      (35,722)      573,137
                          ----------   ----------   ----------  -----------    ----------
   Total current
    liabilities.........    (208,228)     833,504      131,037      (35,722)      720,591
Long-term debt, less
 current maturities.....   1,587,717      162,116      268,356          --      2,018,189
Deferred income taxes...         --       567,918       57,206          --        625,124
Other noncurrent
 liabilities............         --     1,873,508       39,746          --      1,913,254
                          ----------   ----------   ----------  -----------    ----------
   Total liabilities....   1,379,489    3,437,046      496,345      (35,722)    5,277,158
Minority interests......         --           --        41,265          --         41,265
Stockholders' equity....     508,426    2,605,005      642,384   (3,247,389)      508,426
                          ----------   ----------   ----------  -----------    ----------
   Total liabilities and
    stockholders'
    equity..............  $1,887,915   $6,042,051   $1,179,994  $(3,283,111)   $5,826,849
                          ==========   ==========   ==========  ===========    ==========

                         P&L Coal Holdings Corporation
          Unaudited Supplemental Condensed Consolidated Balance Sheets

                            As of December 31, 2000
                                 (In thousands)

                                                       Non-
                            Parent     Guarantor    Guarantor
                           Company    Subsidiaries Subsidiaries Eliminations  Consolidated
                          ----------  ------------ ------------ ------------  ------------
ASSETS
Current assets
 Cash and cash
  equivalents...........  $        5   $   27,440    $  5,649   $       --     $   33,094
 Accounts receivable....         940       85,872      94,767       (66,354)      115,225
 Inventories............         --       182,586      13,225           --        195,811
 Assets from coal and
  emission allowance
  trading activities....         --       204,518         --            --        204,518
 Deferred income taxes..         --        49,869         --            --         49,869
 Other current assets...       1,899       10,284      10,816           --         22,999
                          ----------   ----------    --------   -----------    ----------
   Total current
    assets..............       2,844      560,569     124,457       (66,354)      621,516
Property, plant,
 equipment and mine
 development--at cost...         --     4,397,064     412,051           --      4,809,115
Less accumulated
 depreciation, depletion
 and amortization.......         --      (438,451)    (49,430)          --       (487,881)
                          ----------   ----------    --------   -----------    ----------
                                 --     3,958,613     362,621           --      4,321,234
Net assets of
 discontinued
 operations.............         --        16,157         --            --         16,157
Assets held for sale--
 Australian operations..         --           --      237,872                     237,872
Investments and other
 assets.................   1,982,209    1,337,776     208,914    (3,253,276)      275,623
                          ----------   ----------    --------   -----------    ----------
   Total assets.........  $1,985,053   $5,873,115    $933,864   $(3,319,630)   $5,472,402
                          ==========   ==========    ========   ===========    ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities
 Short-term borrowings
  and current maturities
  of long-term debt.....  $      --    $   20,401    $ 24,339   $       --     $   44,740
 Payable to affiliates,
  net...................     (39,940)      45,127      (5,187)                        --
 Income taxes payable...         --           480         (44)          --            436
 Liabilities from coal
  and emission allowance
  trading activities....         --       200,819         --            --        200,819
 Accounts payable and
  accrued expenses......      74,049      440,814      47,673       (66,354)      496,182
                          ----------   ----------    --------   -----------    ----------
   Total current
    liabilities.........      34,109      707,641      66,781       (66,354)      742,177
Long-term debt, less
 current maturities.....   1,477,865      169,008     174,923           --      1,821,796
Deferred income taxes...          --      558,566          56           --        558,622
Other noncurrent
 liabilities............          23    1,827,011       8,016           --      1,835,050
                          ----------   ----------    --------   -----------    ----------
   Total liabilities....   1,511,997    3,262,226     249,776       (66,354)    4,957,645
Minority interests......         --           --       41,701           --         41,701
Stockholders' equity....     473,056    2,610,889     642,387    (3,253,276)      473,056
                          ----------   ----------    --------   -----------    ----------
   Total liabilities and
    stockholders'
    equity..............  $1,985,053   $5,873,115    $933,864   $(3,319,630)   $5,472,402
                          ==========   ==========    ========   ===========    ==========

                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows

                  For the Nine Months Ended December 31, 1999
                                 (In thousands)

                                                           Non-
                                Parent     Guarantor    Guarantor
                                Company   Subsidiaries Subsidiaries Consolidated
                               ---------  ------------ ------------ ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net cash provided by (used
 in) continuing operations...  $(100,192)  $  88,998    $ 110,808    $  99,614
Net cash used in discontinued
 operations..................        --          --        (1,005)      (1,005)
                               ---------   ---------    ---------    ---------
Net cash provided by (used
 in) operating activities....   (100,192)     88,998      109,803       98,609
                               ---------   ---------    ---------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Additions to property,
   plant, equipment and mine
   development...............        --      (88,498)     (49,003)    (137,501)
  Acquisition, net...........        --          --       (44,203)     (44,203)
  Additions to advance mining
   royalties.................        --       (7,843)      (8,432)     (16,275)
  Proceeds from property and
   equipment disposals.......        --        6,144        1,042        7,186
  Proceeds from sale-
   leaseback transactions....        --       34,234          --        34,234
                               ---------   ---------    ---------    ---------
Net cash used in continuing
 operations..................        --      (55,963)    (100,596)    (156,559)
Net cash provided by
 discontinued operations.....        --          --           578          578
                               ---------   ---------    ---------    ---------
Net cash used in investing
 activities..................        --      (55,963)    (100,018)    (155,981)
                               ---------   ---------    ---------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from long-term
   debt......................        --          --        20,121       20,121
  Payments of long-term
   debt......................    (30,000)     (1,380)     (16,723)     (48,103)
  Distributions to minority
   interests.................        --          --        (3,471)      (3,471)
  Net change in due to/from
   affiliates................    130,268    (129,954)        (314)         --
                               ---------   ---------    ---------    ---------
Net cash provided by (used
 in) continuing operations...    100,268    (131,334)        (387)     (31,453)
Net cash used in discontinued
 operations..................        --          --       (10,991)     (10,991)
                               ---------   ---------    ---------    ---------
Net cash provided by (used
 in) financing activities....    100,268    (131,334)     (11,378)     (42,444)
Effect of exchange rate
 changes on cash and
 equivalents.................        --          --           280          280
                               ---------   ---------    ---------    ---------
Net increase (decrease) in
 cash and cash equivalents...         76     (98,299)      (1,313)     (99,536)
Cash and cash equivalents at
 beginning of period.........        --      130,861       63,217      194,078
                               ---------   ---------    ---------    ---------
Cash and cash equivalents at
 end of period...............  $      76   $  32,562    $  61,904    $  94,542
                               =========   =========    =========    =========

                         P&L Coal Holdings Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows

                  For the Nine Months Ended December 31, 2000
                                 (In thousands)

                                                           Non-
                                 Parent    Guarantor    Guarantor
                                Company   Subsidiaries Subsidiaries Consolidated
                                --------  ------------ ------------ ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net cash provided by (used in)
 operating activities.........  $(22,926)   $ 10,016     $113,474    $ 100,564
                                --------    --------     --------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Additions to property,
   plant, equipment and mine
   development................       --      (67,878)     (41,408)    (109,286)
  Additions to advance mining
   royalties..................       --       (4,866)     (12,053)     (16,919)
  Investment in joint
   ventures...................       --       (3,052)          --       (3,052)
  Proceeds from property and
   equipment disposals........       --        6,767        4,750       11,517
  Proceeds from sale-leaseback
   transactions...............       --       28,800        6,289       35,089
  Net cash used in assets held
   for sale--Australian
   operations.................       --          --       (34,684)     (34,684)
                                --------    --------     --------    ---------
Net cash used in continuing
 operations...................       --      (40,229)     (77,106)    (117,335)
Net cash provided by
 discontinued operations......       988      88,823       (4,208)      85,603
                                --------    --------     --------    ---------
Net cash provided by (used in)
 investing activities.........       988      48,594      (81,314)     (31,732)
                                --------    --------     --------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from long-term
   debt.......................       --          --        26,920       26,920
  Payments of long-term debt..  (110,000)       (916)     (21,369)    (132,285)
  Distributions to minority
   interests..................       --          --        (4,205)      (4,205)
  Repurchase of treasury
   stock......................       --       (1,089)         --        (1,089)
  Net change in due to/from
   affiliates.................   131,596     (75,096)     (56,500)         --
  Net cash provided by assets
   held for sale--Australian
   operations.................       --          --        10,591       10,591
                                --------    --------     --------    ---------
Net cash provided by (used in)
 financing activities.........    21,596     (77,101)     (44,563)    (100,068)
Effect of exchange rate
 changes on cash and
 equivalents..................       --          --        (1,288)      (1,288)
                                --------    --------     --------    ---------
Net decrease in cash and cash
 equivalents..................      (342)    (18,491)     (13,691)     (32,524)
Cash and cash equivalents at
 beginning of period..........       347      45,931       19,340       65,618
                                --------    --------     --------    ---------
Cash and cash equivalents at
 end of period................  $      5    $ 27,440     $  5,649    $  33,094
                                ========    ========     ========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                      Quarter Ended       Nine Months Ended
                                      December 31,          December 31,
                                    ------------------  ----------------------
                                      1999      2000       1999        2000
                                    --------  --------  ----------  ----------
                                            (Dollars in thousands)
Revenues:
  Sales............................ $677,582  $605,520  $1,979,583  $1,918,337
  Other revenues...................   31,864    28,561      72,606      66,356
                                    --------  --------  ----------  ----------
    Total revenues.................  709,446   634,081   2,052,189   1,984,693
Operating costs and expenses.......  571,647   500,700   1,657,832   1,609,663
Depreciation, depletion and
 amortization......................   63,363    58,863     191,030     180,139
Selling and administrative
 expenses..........................   23,338    22,386      66,474      65,815
Net gain on property and equipment
 disposals.........................   (1,307)   (1,691)     (4,222)     (5,064)
                                    --------  --------  ----------  ----------
  Operating profit.................   52,405    53,823     141,075     134,140
Interest expense...................   50,526    50,520     153,097     153,446
Interest income....................     (759)   (1,239)     (2,817)     (6,993)
                                    --------  --------  ----------  ----------
  Income (loss) before income taxes
   and minority interests..........    2,638     4,542      (9,205)    (12,313)
Income tax provision...............    2,449     4,460       1,466       3,683
Minority interests.................    6,274     1,016      11,898       4,641
                                    --------  --------  ----------  ----------
  Loss from continuing operations..   (6,085)     (934)    (22,569)    (20,637)
Discontinued operations:
  Loss from discontinued
   operations......................   (3,620)      --       (8,109)        --
  Gain from disposal of
   discontinued operations.........      --        --          --       11,760
                                    --------  --------  ----------  ----------
    Net loss....................... $ (9,705) $   (934) $  (30,678) $   (8,877)
                                    ========  ========  ==========  ==========
Other Data:
Tons sold (in millions)............     49.1      46.8       144.2       143.7
                                    ========  ========  ==========  ==========
EBITDA(/1/)........................ $115,768  $112,686  $  332,105  $  314,279
                                    ========  ========  ==========  ==========
Cash provided by (used in):
  Operating activities.............                     $   98,609  $  100,564
  Investing activities.............                       (155,981)    (31,732)
  Financing activities.............                        (42,444)   (100,068)

--------
(/1/EBITDA)is defined as income from continuing operations before deducting net interest expense, income taxes, minority interests and depreciation, depletion and amortization. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it is a useful indicator of the Company's ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

Quarter ended December 31, 2000

   Sales. Sales for the quarter ended December 31, 2000 were $605.5 million, a decrease of $72.1 million, or 10.6% from the prior year quarter. Overall sales volume was 46.8 million tons for the current year quarter, a decrease of 4.7%, compared to 49.1 million tons for the prior year quarter. Sales from U.S. operations decreased $64.2 million in the current year quarter as lower volumes in the Midwest region and broker operations were only partially offset by improved pricing in the Powder River region. Sales in Australia decreased $7.9 million from the prior year, mainly due to unfavorable currency translation.

   Sales in the Powder River region, where selling price and cost are the lowest in the Company, increased $6.3 million due to improved pricing over the prior year. This increase was more than offset by a sales decrease in the Midwest region of $48.7 million from the closure and suspension of three mines at the end of the third quarter of the prior fiscal year, combined with the closure of another mine early in the third quarter of the current year. Sales from broker and trading activities decreased $18.0 million, mainly due to unfavorable timing of broker shipments and lower average prices in the current year quarter.

   Other Revenues. Other revenues decreased $3.3 million as compared to the third quarter of fiscal year 2000. A $13.0 million gain on contract restructuring in the prior year quarter was only partially offset by higher revenues from engineering services for underground mining projects in Australia in the current year quarter.

   Operating Profit. Operating profit was $53.8 million for the quarter ended December 31, 2000, an increase of $1.4 million, or 2.7% compared to the prior year. Australia's operating profit increased $8.6 million as a result of higher mining services revenues, combined with lower long-term employee benefit costs related to the wind down of production at Ravensworth, partially offset by unfavorable currency translation. Operating profit from U.S. operations decreased $7.2 million in the current year quarter.

   U.S. operations experienced a 43% increase in fuel prices from the prior year quarter, which decreased operating profit by $6.5 million. Operating profit in the Midwest declined $10.3 million as compared to the prior year, due to the closure and suspension of three mines in the prior year and the closure of another mine early in the third quarter of the current year. Black Beauty's operating profit was $14.3 million below the prior year, mainly due to a $13.0 million gain on contract restructuring in the prior year quarter. Operating difficulties at several mines, including Black Beauty's 75% owned Sugar Camp Coal operations, due to poor geological and weather conditions also contributed to the current year decrease.

   Partially offsetting these decreases, the Powder River region increased $11.0 million, mainly due to improved pricing in the current year quarter. The current quarter results also include a $10.0 million decrease in operating costs related to the Company's United Mine Workers of America Combined Fund liability. The Coal Industry Retiree Health Benefit Act of 1992 established the Combined Fund to provide for the funding of specified health benefits for covered United Mine Workers of America retirees. Two of the Company's subsidiaries filed a lawsuit against the Social Security Administration asserting that it improperly assigned certain beneficiaries to them. A federal District Court ruled in the Company's favor. Effective October 1, 2000, the Social Security Administration withdrew the assignment of a specified number of beneficiaries to the Company's subsidiaries, resulting in a $10.0 million reduction in the liability for these beneficiaries.

   Income Taxes. For the quarter ended December 31, 2000, income tax expense was $4.5 million on pretax income of $4.5 million, compared to income tax expense of $2.4 million on pretax income of $2.6 million in the prior year. The Company's consolidated tax position is impacted by the percentage depletion tax deduction utilized by the Company and its U.S. subsidiaries that creates an alternative minimum tax situation, and the positive contribution of its Australian operations, which are taxed at a higher rate than the U.S. operations. On a consolidated basis, the Australian income tax expense exceeded the income tax benefit recorded on U.S. pretax losses in the current and prior period.

   Minority Interests. For the quarter ended December 31, 2000, minority interest expense decreased $5.3 million to $1.0 million, due to lower current quarter results at the Company's 81.7% owned Black Beauty operations. Black Beauty's results were lower due to the contract restructuring gain in the prior year quarter, combined with higher mining costs due to poor geological conditions, higher fuel costs, and poor weather in the current period.

   Loss from Discontinued Operations. During the quarter ended December 31, 1999, Citizens Power incurred a loss from operations of $3.6 million. Citizens Power was classified as a discontinued operation effective March 31, 2000.

Nine Months ended December 31, 2000

   Sales. Sales decreased $61.2 million, or 3.1%, to $1,918.3 million for the nine months ended December 31, 2000. Overall sales volume was 143.7 million tons, compared to 144.2 million tons in the prior year period. Sales from U.S. operations decreased $84.9 million in the current year due to lower volumes in the Midwest region offset partially by slightly higher volume in Appalachia, the Southwest region and at Black Beauty, and improved pricing in the Powder River Basin. Sales in Australia increased $23.7 million in the current year period.

   Sales in Appalachia improved by $14.6 million as a result of improved performance at the region's longwall operations. Sales in the Southwest region improved by $4.6 million with increased production. Black Beauty sales also increased $14.0 million due to the higher volumes on contracts transitioned from other Peabody mines. Sales in the Powder River Basin increased $27.9 million due to improved pricing in that region. Sales from broker and trading activities increased $9.7 million, reflecting an increase in volume over the prior year. These sales increases were more than offset by the sales decrease in the Midwest region of $155.7 million from the closure and suspension of three mines during the prior fiscal year and the closure of another mine early in the third quarter of the current year.

   Other Revenues. Other revenues for the nine months ended December 31, 2000 were $66.4 million, a decrease of $6.2 million compared to the prior year period. Lower contract restructuring revenues and coal royalty income in the current year were only partially offset by an increase in revenues from engineering services for underground mining projects in Australia.

   Depreciation, Depletion and Amortization. For the nine months ended December 31, 2000, depreciation, depletion and amortization expense was $180.1 million, a decrease of $10.9 million compared to the prior year period. The decrease was due to $6.0 million of additional depletion associated with a new coal royalty agreement entered into in June 1999, combined with a change in sales mix, lower depreciation and depletion expense in the Midwest region related to mine closures in the region, and lower currency translation in the current year.

   Operating Profit. For the nine-month period, operating profit was $134.1 million, a decrease of $7.0 million from the prior year period. Operating margin was 7.0% in the current year, down from 7.1% in the prior nine-month period. The negative impact of a 50% increase in fuel prices was $17.5 million for the recent nine-month period. At our U.S. mining operations, operating profit (excluding fuel cost variances) declined $1.4 million.

   Operating profit in the Powder River region increased $22.2 million mainly due to higher pricing in the current year. In the Southwest region, operating profit increased $9.0 million as a result of improved productivity and slightly higher sales volume in the current year. In addition, operating profit from trading operations increased $4.4 million over the prior year. Offsetting these increases was a decrease in the Midwest region of $40.4 million from the closure and suspension of three mines in the prior year and the closure of another mine early in the third quarter of the current year. Black Beauty's operating profit decreased $16.1 million due to the operating difficulties resulting from poor geological conditions we encountered during the period that increased mining costs and unfavorable weather conditions in the third quarter, which delayed production and transportation of coal. Appalachia's operating profit decreased $10.7 million from poor mining conditions at certain underground operations and lower average pricing due to contract expirations, partially offset by improved performance at the region's longwall operations.

   The current year results also include a decrease in operating costs for an $8.0 million reduction in the Company's liabilities for environmental cleanup-related costs based upon favorable clean-up experience and $9.1 million lower costs related to Black Lung excise tax refund credits on export shipments. Beginning in 1997, the Company filed for refund of these taxes on the basis that the tax was unconstitutional. In May 2000, the Internal Revenue Service issued guidelines for the refund of these taxes. The Company has filed a claim and expects to receive a refund in the first half of 2001. Operating costs also decreased $10.0 million in the current year due to the reduction in the Company's UMWA Combined Fund liability. The Coal Industry Retiree Health Benefit Act of 1992 established the Combined Fund to provide for the funding of specified health benefits for covered United Mine Workers of America retirees. Two of our subsidiaries filed a lawsuit against the Social Security Administration asserting that it improperly assigned certain beneficiaries to them. A federal District Court ruled in our favor. Effective October 1, 2000, the Social Security Administration withdrew the assignment to our subsidiaries of a specified number of beneficiaries, resulting in a $10.0 million reduction in our liability.

   Australia's operating profit increased $11.9 million, mainly due to higher sales volume, increased mining services revenues, and lower long-term employee benefit costs related to the wind down of production at Ravensworth in the current year, partially offset by unfavorable exchange rate movements.

   Interest Income. Interest income increased $4.2 million to $7.0 million for the nine months ended December 31, 2000, mainly as a result of the interest recorded in the current year associated with the Black Lung excise tax refunds.

   Income Taxes. For the nine months ended December 31, 2000, income tax expense was $3.7 million on a pretax loss of $12.3 million, compared to income tax expense of $1.5 million on a pretax loss of $9.2 million in the prior year. The Company's consolidated tax position is impacted by the percentage depletion tax deduction utilized by the Company and its U.S. subsidiaries that creates an alternative minimum tax situation, and the positive contribution of its Australian operations, which are taxed at a higher rate than the U.S. operations. On a consolidated basis, the Australian income tax expense exceeded the income tax benefit recorded on U.S. pretax losses in the current and prior period.

   Minority Interests. For the nine months ended December 31, 2000, minority interest expense decreased $7.3 million to $4.6 million, due to lower current period results at the Company's 81.7% owned Black Beauty operations. Black Beauty's results were lower due to the contract restructuring gain in the prior year, combined with higher mining costs due to poor geological conditions and higher fuel costs in the current period.

   Loss from Discontinued Operations. During the nine months ended December 31, 1999, Citizens Power incurred a loss from operations of $8.1 million. Citizens Power was classified as a discontinued operation effective March 31, 2000.

   Gain from Disposal of Discontinued Operations. During the nine-month period ended December 31, 2000, the Company reduced its estimated net loss from the sale of Citizens Power by $11.8 million, net of income taxes. This reduction reflected a decrease in the estimated operating losses of Citizens Power during the disposal period due to higher income from electricity trading activities driven by increased volatility and prices for electricity in the western U.S. power markets during the first quarter ($8.8 million) and higher estimated proceeds from the monetization of power contracts as part of the wind-up of the Company's ownership of Citizens Powers' operations ($3.0 million).

Liquidity and Capital Resources

   Net cash provided by operating activities increased slightly, $2.0 million, to $100.6 million for the nine months ended December 31, 2000. In March 2000, we established a $100.0 million, five-year receivables securitization program. The Company added $25.0 million to its securitization program in the first quarter of the fiscal year, bringing the total amount of accounts receivable included in the securitization program to $125.0 million.

   Net cash used in investing activities was $31.7 million for the current year nine-month period, a decrease of $124.3 million compared to the corresponding period in 1999. During the second quarter of the current year the Company received $90.1 million in net proceeds from the sale of Citizens Power, while the prior year period included a $30.2 million investment for the acquisition of the Moura Mine in Australia.

   Total capital expenditures, excluding Australian operations, for the years 1998, 1999, and 2000 were $111.6 million, $124.2 million, and $150.1 million, respectively. We currently estimate that our capital expenditures for fiscal years 2001 and 2002 will be approximately $138 million and $210 million, respectively, and will primarily be used to acquire additional coal reserves, to develop existing reserves, to replace equipment and to fund cost reduction initiatives. The Company had $100.6 million of committed capital expenditures at December 31, 2000 that are primarily related to acquiring additional Powder River Basin coal reserves and mining equipment. The Company anticipates funding these capital expenditures through available cash and credit facilities.

   Net cash used in financing activities was $100.1 million for the nine months ended December 31, 2000, as compared to $42.4 million in the prior year period. The Company repaid $132.3 million of long-term debt during the current year period, an increase of $84.2 million, as the proceeds from the sale of Citizens Power were used to reduce the Company's leverage position.

   As of December 31, 2000, the Company had total indebtedness of $1,866.5 million (excluding $119.4 million of borrowings by our Australian operations that are classified as a single line in our consolidated balance sheet entitled "Assets held for sale--Australian operations"), consisting of the following (in thousands):

Term loans under Senior Credit Facilities.......................... $  580,000
9.625% Senior Subordinated Notes due 2008 ("Senior Subordinated
 Notes")...........................................................    498,826
8.875% Senior Notes due 2008 ("Senior Notes")......................    399,038
Indebtedness of Black Beauty Subsidiary............................    199,262
5.0% Subordinated Note.............................................    187,422
Other..............................................................      1,988
                                                                    ----------
                                                                    $1,866,536
                                                                    ==========

   The following table sets forth the mandatory repayments of our indebtedness as of December 31, 2000:

                          Senior               5%
                          Credit          Subordinated
Fiscal Year              Facility             Note              Other            Total
-------------------      --------         ------------         --------         --------
2001                      $  --              $ 20.0            $   24.8         $   44.8
2002                         --                20.0                 7.9             27.9
2003                         --                20.0                25.4             45.4
2004                        85.0               20.0                20.4            125.4
2005                        25.0               20.0                15.4             60.4
2006 and thereafter        470.0              140.0               952.6          1,562.6
                          ------             ------            --------         --------
                          $580.0             $240.0            $1,046.5         $1,866.5
                          ======             ======            ========         ========

   The Senior Credit Facility includes a Revolving Credit Facility that provides for aggregate borrowings of up to $200.0 million and letters of credit of up to $280.0 million. The Revolving Credit Facility commitment matures in fiscal year 2005. As of December 31, 2000, the Company had no borrowings outstanding under the Revolving Credit Facility.

   Revolving loans under the Revolving Credit Facility bear interest based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facility) at the Company's option. As of December 31, 2000, the Company had in place a $300 million interest rate swap that fixes LIBOR at approximately 7.0% and expires on October 5, 2001. Approximately 52% of the term loans outstanding under the Senior Credit Facility were fixed as of December 31, 2000.

   The Revolving Credit Facility and related Term Loan Facility also contain certain restrictions and limitations including, but not limited to, financial covenants that will require the Company to maintain and achieve certain levels of financial performance and prohibit the payment of cash dividends and similar restricted payments.

   The indentures governing the Senior Notes and Senior Subordinated Notes permit the Company and its Restricted Subsidiaries to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, the indentures limit the Company and its Restricted Subsidiaries' ability to:

  . lease, convey or otherwise dispose of all or substantially all of our assets;

  .  pay dividends or make other distributions;

  .  issue specified types of capital stock;

  .  enter into guarantees of indebtedness;

  .  incur liens;

  .  restrict our subsidiaries' abilities to make dividend payments;

  . merge or consolidate with any other person or enter into transactions with affiliates; and

  .  repurchase junior securities or make specified types of investments.

   As of December 31, 2000, Black Beauty maintained a $100.0 million revolving credit facility that matures on February 28, 2002. Black Beauty may elect one or a combination of interest rates based on LIBOR or the corporate base rate plus a margin which fluctuates based on specified leverage ratios. Borrowings outstanding under the Black Beauty revolving credit agreement totaled $65.8 million at December 31, 2000. The revolving credit facility contains customary restrictive covenants including limitations on additional debt, investments and dividends.

   Black Beauty's senior unsecured notes include $31.4 million of senior notes and three series of notes with an aggregate principal amount of $60.0 million as of December 31, 2000. The senior notes bear interest at 9.2%, payable quarterly, and are pre-payable in whole or in part at any time, subject to certain make-whole provisions. The three series of notes include Series A, B and C notes, totaling $45.0 million, $5.0 million and $10.0 million, respectively. The Series A notes bear interest at an annual rate of 7.5% and are due in fiscal 2008. The Series B notes bear interest at an annual rate of 7.4% and are due in fiscal 2004. The Series C notes bear interest at an annual rate of 7.4% and are due in fiscal 2003. The senior unsecured notes contain customary restrictive covenants including limitations on additional debt, investments and dividends.

   Non wholly-owned subsidiaries of Black Beauty maintain borrowing facilities with banks and other lenders with customary restrictive covenants. The aggregate amount of outstanding indebtedness under those facilities totaled $42.1 million as of December 31, 2000.

   As of December 31, 2000, the revolving and working capital borrowing facilities referred to above totaled $300.0 million, and borrowings thereunder totaled $65.8 million. The Company was in compliance with the restrictive covenants of all of its debt agreements as of December 31, 2000.

   On January 29, 2001, the Company received $455 million of gross cash proceeds from the sale of its Australian operations, subject to post-closing adjustments. In February, the Company repaid all [$110] million of tranche A loans and $138 million of tranche B loans outstanding under the Senior Credit Facility. After giving effect to those repayments, the Company had no remaining tranche A loans outstanding and $332 million of tranche B loans outstanding.

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

   Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 (as amended by SFAS Nos. 137 and 138) requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. The effective date of SFAS No. 133 is for all fiscal quarters of fiscal years beginning after June 15, 2000 (effective April 1, 2001 for the Company). The Company does not anticipate the adoption of SFAS No. 133 will have a material effect on its financial condition or results of operations.

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

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

Macquarie Generation

   In September 1997, Peabody Resources, at that time a subsidiary of the Company, filed a lawsuit against Macquarie Generation in the Supreme Court of New South Wales, Commercial Division, seeking damages for certain coal deliveries which were not paid by Macquarie Generation and for a declaratory judgment regarding the assignment to Macquarie Generation of two long-term coal supply agreements for the Ravensworth and Narama mines. The contracts expire in 2001 and 2012, respectively. Macquarie Generation later agreed that the two contracts were properly assigned to it. Macquarie Generation subsequently filed a cross-claim against Peabody Resources alleging that Peabody Resources breached the labor escalation provisions in the coal supply agreements, committed misrepresentations regarding the labor costs and violated the Australian trade practices and fair trading laws in relation to the Narama contract. Macquarie Generation sought to terminate or rescind the Narama coal supply agreement and had sought damages from Peabody Resources for alleged breaches of both contracts. Even though we continued to deliver coal, Macquarie Generation unilaterally reduced the price that it paid for coal deliveries under the Narama contract. A trial regarding these issues began on September 7, 1998 and concluded on September 25, 1998. On September 22, 1998, Macquarie Generation withdrew its breach of contract claims.

   The Supreme Court of New South Wales issued a decision on November 19, 1998 rejecting Macquarie Generation's claims to terminate the coal supply agreement for the Narama mine. Macquarie Generation abandoned any basis to a claim for damages. The Court ordered Macquarie Generation to pay Peabody Resources the portion of the price that it had unilaterally withheld, with interest. Macquarie Generation has made that payment to Peabody Resources and is paying Peabody Resources for deliveries of coal at the contract prices. Macquarie Generation filed an appeal of the decision, with the New South Wales Court of Appeals. The Court of Appeals ruled in favor of Peabody Resources on all issues and the time to file a further appeal has expired. Therefore, the matter has been resolved without a material adverse effect on our financial condition or results of operations.

Saline Valley Conservancy District

   Saline Valley Conservancy District filed a lawsuit against our subsidiary, Peabody Coal Company, on April 5, 1999 in the Circuit Court of Saline County, Illinois. Saline Valley alleged that Peabody Coal Company's coal refuse pits at the closed Eagle No. 2 mine in Saline County, Illinois constituted a public and private nuisance and a trespass, and that Peabody Coal Company engaged in various negligent acts at the coal refuse pits. Saline Valley sought up to $124 million of compensatory damages, $125 million of punitive damages, and injunctive relief. Peabody Coal Company removed the case to the United States District Court for the Southern District of Illinois. Peabody Coal Company settled the dispute by paying $1.1 million to the plaintiff in January of 2001.

 Salt River Project Agricultural Improvement and Power District--Price Review

   In May 1997, Salt River, acting for all owners of the Navajo Generating Station, exercised their contractual option to review certain cumulative cost changes during a five-year period from 1992 to 1996. Peabody Western sells approximately 7 to 8 million tons of coal per year to the owners of the Navajo Generation Station under a long-term contract. In July 1999, Salt River notified Peabody Western that it believed the owners were entitled to a price decrease of $1.92 per ton as a result of the review. Salt River also claimed entitlement to a retroactive price adjustment to January 1997 and that an overbilling of $50.5 million had occurred during the same five-year period. In October 1999, Peabody Western notified Salt River that it believed it was entitled to a $2.00 per ton price increase as a result of the review. The parties were unable to settle the dispute and Peabody Western filed a demand for arbitration in September 2000. The arbitration panel has been selected and the hearing is scheduled to start on October 29, 2001.

   While the outcome of arbitration is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations.

 Salt River Project Agricultural Improvement and Power District--Mine Closing and Retiree Health Care

   The Salt River Agricultural Improvement and Power District, or Salt River, and the other owners of the Navajo Generating Station filed a lawsuit on September 27, 1996 in the Superior Court of Maricopa County in Arizona seeking a declaratory judgment that certain costs relating to final reclamation, environmental monitoring work and mine decommissioning and costs primarily relating to retiree health care benefits are not recoverable by our subsidiary, Peabody Western Coal Company, under the terms of a coal supply agreement dated February 18, 1977. The contract expires in 2011.

   Peabody Western filed a motion to compel arbitration of these claims, which was granted in part by the trial court. Specifically, the trial court ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. Peabody Western appealed and the Arizona Court of Appeals affirmed the trial court's order. Peabody Western filed a petition for review with the Arizona Supreme Court. That petition was denied on September 24, 1998. As a result, Peabody Western, Salt River and the other owners of the Navajo Generating Station will arbitrate the mine decommissioning costs issue and will litigate the retiree health care costs issue.

   While the outcome of litigation and arbitration is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, and based on outcomes in similar proceedings, we believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations.

 Southern California Edison Company

   In response to a demand for arbitration by one of our subsidiaries, Peabody Western, Southern California Edison and the other owners of the Mohave Generating Station filed a lawsuit on June 20, 1996 in the Superior Court of Maricopa County, Arizona. The lawsuit sought a declaratory judgment that mine decommissioning costs and retiree health care costs are not recoverable by Peabody Western under the terms of a coal supply agreement dated May 26, 1976. The contract expires in 2005.

   Peabody Western filed a motion to compel arbitration which was granted by the trial court. Southern California Edison appealed this order to the Arizona Court of Appeals, which denied its appeal. Southern California Edison then appealed the order to the Arizona Supreme Court which remanded the case to the Arizona Court of Appeals and ordered the appellate court to determine whether the trial court was correct in determining that Peabody Western's claims are arbitrable. The Arizona Court of Appeals ruled that neither mine decommissioning costs nor retiree health care costs are to be arbitrated and that both issues should be resolved in litigation. The matter has been remanded back to the Superior Court of Maricopa County, Arizona, where a trial has been set for April 2001. Peabody Western answered the complaint and asserted counterclaims. The court then permitted Southern California Edison to amend its complaint to add a claim of overcharges of at least $19.2 million by Peabody Western. The court also ruled that the claim for the overcharges and for damages resulting from the April 2001 trial would be tried separately, following the resolution of the April 2001 trial.

   While the outcome of litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, and based on outcomes in similar proceedings, we believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations. We had a receivable on our balance sheet at December 31, 2000 for the mine closing costs associated with the Salt River and Southern California Edison matters of $81.5 million.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     See the Exhibit Index at page 24 of this report.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          P&L COAL HOLDINGS CORPORATION

Date: February 12, 2001

                                                    Richard A. Navarre
                                          By: _________________________________
                                                    Richard A. Navarre
                                            Executive Vice President and Chief
                                                     Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

   The exhibits below are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

  Exhibit
    No.    Description of Exhibit
  -------  ----------------------
  2.1      Share Purchase Agreement dated as of December 26, 2000, be-
           tween P&L Coal Holdings Corporation, Gold Fields Mining Corpo-
           ration and Coal & Allied Industries Limited (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated De-
           cember 26, 2000).

  3.1      Second Amended and Restated Certificate of Incorporation of
           P&L Coal Holdings Corporation (Incorporated by reference to
           Exhibit 3.1 of the Company's Form 10-Q for the third quarter ended December 31, 1998).

  3.2 By-Laws of P&L Coal Holdings Corporation (Incorporated by ref-erence to Exhibit 3.2 of the Company's Form S-4 Registration
           Statement No. 333-59073).