Form 10-K405/A
period 2000-03-31
PEABODY ENERGY CORP
filed 2001-04-27
CIK 1064728

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


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

                          PEABODY ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                            13-4004153
---------------------------------------    -------------------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)


      701 MARKET STREET, ST. LOUIS, MISSOURI                    63101
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

                                 (314) 342-3400
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

================================================================================

This Form 10-K/A No. 1 is hereby filed with respect to the Annual Report on Form 10-K for the year ended March 31, 2000 of Peabody Energy Corporation filed with the Securities and Exchange Commission on June 28, 2000 (the Form 10-K).
Part II, Item 6 "Selected Financial Data," Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 8 "Financial Statements and Supplementary Data" and Part IV, Item 14 "Exhibits and Financial Statement Schedules" of the Form 10-K are hereby amended and restated in their entirety due to the change in the compensation expense related to the granting of Class B common stock during the period ended March 31, 1999. On April 10, 2001, P&L Coal Holdings Corporation changed its name to Peabody Energy Corporation.


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

Warkworth Mine

Located 7 miles southwest of Singleton, the Warkworth Mine opened in 1981 and produces about 5.8 million tons per year of thermal and semi- soft coking coal, primarily for export. Peabody Resources manages the mine and owns 43.75% of the Warkworth Associates Joint Venture. The coal is processed at Warkworth Mine's preparation plant and blended to customer specifications before being transported by overland conveyor to the Mount Thorley rail loop and then by rail to the Port of Newcastle. Warkworth owns 13.9% of the Mount Thorley facility and 4.2% of the Port of Newcastle Coal Loading Terminal. Warkworth has also entered into a 30-year supply agreement commencing in 2000 to produce and supply BDT fuel (Beneficiated Dewatered Tailings) from a washery tailings facility for sale to the adjacent Redbank Power Station that is under construction.

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

Mining Services

Peabody Resources' Mining Services Division, based in Brisbane, Queensland, provides specialist tunneling and underground contract- mining services to the mining and civil engineering industries. The Mining Services Division has been involved in underground development work for a number of Australian projects, notably for leading mining companies including BHP Minerals at Cannington, Western Mining Corporation at Olympic Dam, Placer Pacific at Osborne, Plutonic Resources Limited at Darlot, Amalg Resources at Eloise and civil projects including a tunneling project through a joint venture with Obayashi Corporation of Japan for the Brisbane City Council. In November 1999, Mining Services acquired the Archveyor highwall mining system. The Archveyor uses continuous flexible haulage conveyors that are computer controlled and monitored by one operator. The Archveyor system will commence operation at the Moura Mine in mid-2000.

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

The Clean Air Act Amendments also require utilities that currently are major sources of nitrogen oxides in moderate or higher ozone nonattainment areas install reasonably available control technology for nitrogen oxides, which are precursors of ozone. In addition, the Environmental Protection Agency recently announced the final rules that would require 19 Eastern states to make substantial reductions in nitrogen oxide emissions. Installation of additional control measures required under the final rules will make it more costly to operate coal- fired utility power plants.

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

The Australian coal mining industry is highly unionized and the majority of workers employed at Peabody Resources are members of trade unions. These employees are represented by three unions: the United Mine Workers, which represents the production employees; and two unions that represent the other staff. The miners at Warkworth Mine signed a three- year labor agreement that expires in October 2002. The miners at Ravensworth and Narama Mines have signed a further enterprise labor agreement for two years that expires in May 2001. The labor agreement for the Moura Mine is currently under negotiation.

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

ADDITIONAL INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and other information with the Securities and Exchange Commission. You may request copies of the filings, at no cost, by telephone at (314) 342-
3400 or by mail at: Peabody Energy Corporation, 701 Market Street, Suite 700, St. Louis, Missouri 63101, attention: Public Relations.

ITEM 2.  PROPERTIES.

COAL RESERVES

We had an estimated 10.0 billion tons of proven and probable reserves as of April 1, 2000, of which approximately 52% were low sulfur coal. We own approximately 43% of these reserves and lease the remaining 57%.

Below is a table summarizing the locations and reserves of our major operating units.

                                                                               PROVEN AND PROBABLE
                                                                         RESERVES AS OF APRIL 1, 2000(1)
                                                                                (TONS IN MILLIONS)
                                                                     ---------------------------------------
                                                                       OWNED         LEASED          TOTAL
 OPERATING REGIONS             LOCATIONS                               TONS           TONS           TONS
--------------------------     -----------------------------------   ---------     ----------      ---------
 Powder River Basin            Wyoming and Montana                       244          3,234          3,478
 Southwestern                  Arizona, Colorado and New Mexico          728            583          1,311
 Appalachia                    West Virginia                             315            510            825
 Midwest                       Illinois, Indiana and Kentucky          3,028            877          3,905
 Australia                     New South Wales and Queensland              -            449            449
                                                                     ---------     ----------      ---------
        Total                                                          4,315          5,653          9,968
                                                                     =========     ==========      =========

(1) Reserves have been adjusted to take into account losses involved in producing a saleable product. The amounts include our share of reserves in joint ventures.

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

Public Service Company of Colorado

In August 1996, Seneca Coal Company, a subsidiary of Peabody Coal Company, filed a demand for arbitration in accordance with the terms of an Amended Revised Coal Supply Agreement dated December 1, 1971 between Seneca and three electric utilities, Public Service Company of Colorado, Salt River Project Agricultural Improvement District and PacifiCorp, or the Hayden Participants. The Hayden Participants own the Hayden Electric Generating Station at Hayden, Colorado. The arbitration demand requested the entry of an award for Seneca and against the Hayden Participants for amounts attributable to final reclamation, mine decommissioning and environmental monitoring of the Seneca mine and life insurance and post- retirement health care. Subsequent to the arbitration, Seneca Coal Company and the Hayden Participants negotiated a termination of their coal supply agreement and resolution of all outstanding disputes between them. At that same time, the Hayden Participants negotiated a new coal supply agreement with a term through 2011 with Peabody COALSALES Company, a company affiliated with Seneca Coal Company.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

Peabody Energy Corporation purchased its operating subsidiaries on May 19, 1998, and prior to such date had no substantial operations. The period ended March 31, 1999 is therefore a full fiscal year, but includes results of operations only from May 20, 1998 forward. The prior years' results of operations of the operating subsidiaries acquired are defined as the "Predecessor Company" and are included for comparative purposes. See other factors affecting the comparability of operating results in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

(Tons sold in millions, dollars in thousands)                                       PREDECESSOR COMPANY
                                                           Period       --------------------------------------------------------
                                                            From        Period
                                                           May 20,       From                    Six
                                   Year                    1998 to      April 1,     Year       Months
                                  Ended       Total       March 31,     1998 to      Ended      Ended          Year Ended
                                 March 31,    Fiscal        1999        May 19,    March 31,   March 31,      September 30,
                                  2000(1)     1999(2)     Restated(3)    1998        1998        1997       1996(4)      1995
                                ----------  ----------   ----------   ----------  ----------  ----------  ----------  ----------
RESULTS OF OPERATIONS DATA:
---------------------------
Revenues:

Sales                           $2,610,991  $2,249,887   $1,970,957   $  278,930  $2,048,694  $1,000,419  $2,075,142  $2,087,656
Other Revenues                      99,509      97,603       85,875       11,728     169,328      63,674     118,444      88,180
                                ----------  ----------   ----------   ----------  ----------  ----------  ----------  ----------
   Total Revenues                2,710,500   2,347,490    2,056,832      290,658   2,218,022   1,064,093   2,193,586   2,175,836
Operating Costs and
 Expenses                        2,517,263   2,181,121    1,899,788      281,333   1,957,210     961,998   2,844,882   1,930,224
                                ----------  ----------   ----------   ----------  ----------  ----------  ----------  ----------
Operating Profit (Loss)         $  193,237  $  166,369   $  157,044   $    9,325  $  260,812  $  102,095  $ (651,296) $  245,612
                                ==========  ==========   ==========   ==========  ==========  ==========  ==========  ==========
Income (Loss) from
 Continuing Operations          $  118,570  $   (3,193)  $   (5,433)  $    2,240  $  158,895  $   58,432  $ (446,282) $  100,387
                                ==========  ==========   ==========   ==========  ==========  ==========  ==========  ==========
Income (Loss) from
 Discontinued Operation         $  (90,360) $    4,678   $    6,442   $   (1,764) $    1,441  $      -    $      -    $      -
                                ==========  ==========   ==========   ==========  ==========  ==========  ==========  ==========

Net Income (Loss)               $   28,210  $    1,485   $    1,009   $      476  $  160,336  $   58,432  $ (446,282) $  100,387
                                ==========  ==========   ==========   ==========  ==========  ==========  ==========  ==========

BALANCE SHEET DATA:
-------------------
   Working Capital              $  (88,046) $  486,953   $  486,953   $  374,492  $  535,971  $  167,076  $ (129,465) $ (104,310)
   Total Assets                  5,826,849   7,023,931    7,023,931    6,403,151   6,343,009   5,025,812   4,916,693   5,676,923
   Recourse Debt                 2,076,166   2,208,512    2,208,512      339,640     308,354     321,723     456,867     316,847
   Non-Recourse Debt                   -       333,867      333,867      293,922     293,922         -           -           -
   Stockholders'
    Equity/Invested
    Capital                        508,426     495,230      495,230    1,497,374   1,687,842   1,676,786   1,383,655   1,650,975

OTHER DATA:
-----------
Tons Sold                            190.3       176.0        154.3         21.7       167.5        81.4       163.0       151.0
EBITDA(5)                       $  443,019  $  371,067   $  336,226   $   34,841  $  460,981  $  203,825  $ (453,443) $  435,942
Net Cash Provided by (Used in):
     Operating Activities          262,911     253,865      282,022      (28,157)    187,852      62,829     211,535     272,543
     Investing Activities         (185,384) (2,270,886)  (2,249,336)     (21,550)   (136,033)    (56,170)   (105,640)   (462,113)
     Financing Activities         (205,181)  2,184,818    2,161,281       23,537    (235,389)     94,178      15,987     178,993
Depreciation, Depletion
 and Amortization                  249,782     204,698      179,182       25,516     200,169     101,730     197,853     190,330
Capital Expenditures               178,754     195,394      174,520       20,874     165,514      76,460     152,106     188,006

(1) Results of operations for the year ended March 31, 2000 include $144.0 million of income tax benefit associated with an increase in the tax basis of a subsidiary's assets due to a change in federal income tax regulations, and reclassification of the results of operations and cash flows of Citizens Power LLC to a discontinued operation.

(2) For comparative purposes, the "Total Fiscal 1999" column has been derived from adding the period ended March 31, 1999 with the Predecessor Company results for the period ended May 19, 1998. The effects of purchase accounting have not been reflected in the results of the Predecessor Company.

(3) Results of operations for the period from May 20, 1998 to March 31, 1999 include $13.1 million of compensation expense related to the grant of 708,767 shares of Class B common stock to certain members of management in conjunction with the May 19, 1998 acquisition of the Predecessor Company.

(4) Results of operations for the year ended September 30, 1996 include a one-time, non-cash charge of $890.8 million made pursuant to SFAS No. 121, which had no effect on the Company's cash flow.

(5) EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes and depreciation, depletion and amortization. EBITDA has been reduced by costs associated with reclamation, retiree health care and workers' compensation. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because management believes it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

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

Selling and Administrative Expenses. Selling and administrative expenses increased $6.4 million compared to fiscal 1999, to $95.3 million. This increase is the result of the inclusion of a full year of Black Beauty's operations vs. three months in the prior year (an increase of $9.9 million) and full year consolidation of Black Beauty affiliates previously mentioned, partially offset by $13.1 million of compensation expense in fiscal 1999 related to the grant of 708,767 shares of Class B common stock to certain members of management in conjunction with the May 20, 1998 acquisition of the Predecessor Company.

Operating Profit. Operating profit was $193.2 million for the year ended March 31, 2000, an increase of $26.8 million, or 16.1%. The impact of Black Beauty on the current year results increased operating profit $43.8 million, including a $13.0 million gain from the Black Beauty contract restructuring previously mentioned.

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

Offsetting these increases were decreases in Appalachia ($32.1 million) and Southwest ($4.1 million). Profitability in Appalachia was directly impacted by soft market conditions and higher costs as a result of longwall panel development delays. The decline in the Southwest region is the result of higher operating expenses, primarily as a result of higher repair and maintenance expenses than in fiscal 1999, offset partially by higher volumes and a gain from the settlement of a customer contractual dispute of $3.9 million. In addition, income from brokerage and trading activities decreased $19.8 million, mainly as a result of lower volumes that were directly related to contract expirations. Finally, we experienced higher costs for past mining obligations due to the current year cost of mine closure and suspension in the Midwest, and $6.4 million in higher administrative costs primarily as a result of the inclusion of Black Beauty and its affiliates.

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

Income Taxes. For fiscal year 2000, we recorded an income tax benefit of $141.5 million on a pretax loss from continuing operations of $7.4 million, compared to income tax expense of $7.5 million on pretax income from continuing operations of $6.2 million in fiscal 1999. The current year amount reflects a $144.0 million income tax benefit associated with an election to treat Peabody Natural Resources Company, a subsidiary of ours, as a corporation rather than a partnership for federal income tax purposes. This election, which became available through a change in tax law that occurred in December 1999, resulted in an increase in the tax basis in the entity's assets and eliminated the necessity for a deferred tax liability that had reflected the excess of the book basis in that subsidiary over the tax basis.

Our effective book income tax rate is primarily impacted by two factors -- the percentage depletion tax deduction utilized by us and our United States subsidiaries that creates an alternative minimum tax situation, and the level of contribution by the Australian business to the consolidated results of operations, which is taxed at a higher rate than in the United States.

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

Operating Profit. For fiscal 1999, operating profit declined $94.4 million to $166.4 million. Operating profit from the United States mining operations improved by $59.9 million during the period, mainly as a result of improved results at the Powder River, Southern Appalachia and Southwest operating regions discussed above, and the inclusion of Black Beauty as a consolidated entity beginning with the fourth quarter of fiscal 1999. However, operating profit from Australia declined $9.2 million due to lower demand and prices for coal, lower mining services revenues and the effect of foreign currency translation.

Additionally, the prior year results included $44.0 million of actuarial gains associated with certain employee-related liabilities that are non-recurring, $44.0 million in higher gains from coal supply contract restructurings mentioned above and $21.5 million in higher gains on the sale of property, plant and equipment. Current year results of operations include: $8.5 million of additional depletion and amortization associated with purchase accounting adjustments to write-up our net assets to fair value; $13.1 million of compensation expense associated with the grant of 708,767 shares of Class B common stock to certain members of management in conjunction with the May 20, 1998 acquisition of the Predecessor Company; $3.7 million in additional profit as a result of the successful resolution of billing disputes with a customer in Australia; changes in United States employee benefits that resulted in accrual reductions of $10.2 million; a reduction in cost from a multiemployer benefit plan refund of $2.6 million; a reduction in reclamation accruals of $2.7 million due to improved equipment efficiencies; and $3.9 million in additional income due to the monetization of a royalty stream in October 1998.

Interest Expense. Interest expense increased $146.9 million for fiscal 1999. This increase is the result of the borrowings necessary to fund the acquisition on May 19, 1998, and higher borrowings in Australia to fund the construction of the Bengalla Mine.

Income Taxes. Our income tax provision for fiscal 1999 exceeded our pretax income from continuing operations. The effective tax rate is primarily impacted by two factors - the percentage depletion tax deduction utilized by us and our United States subsidiaries that creates an alternative minimum tax situation, and the level of contribution by the Australian business to the consolidated results of operations, which is taxed at a higher rate than in the United States. The effective tax rate for fiscal 1999 reflects tax expense in Australia not completely offset by tax benefits in the United States.

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

The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of sulfur dioxide and other compounds including nitrogen oxides emitted by coal-fueled utility power plants. Title IV of the Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants. The limits set baseline emission standards for such facilities. Reductions in such emissions under Title IV of the Clean Air Act Amendments will occur in two phases: (1) Phase I began in 1995 and applies only to certain identified facilities; and (2) Phase II began in 2000 and applies to all coal-fired power plants, including those subject to the 1995 restrictions. The affected utilities have been and may be able to meet these requirements by, among other methods, switching to lower sulfur coal or other low sulfur fuels, installing pollution control devices such as scrubbers, reducing electricity generating levels or purchasing excess sulfur dioxide emission allowances from other facilities. The effect of these provisions of the Clean Air Act Amendments on us cannot be fully determined at this time. We believe that implementation of Phase II will likely exert a downward pressure on the price of higher sulfur coal, as additional coal-burning utility power plants become subject to the restrictions of Title IV. This price effect is expected to result after the large surplus of sulfur dioxide emission allowances which has accumulated in connection with Phase I has been reduced, and before utilities electing to comply with Phase II by installing sulfur- reduction technologies are able to implement such a compliance strategy. The extent to which this expected price decrease will materially adversely affect us will depend upon a number of factors, including our ability to secure coal supply agreements for our coal reserves with higher sulfur content.

The Clean Air Act Amendments also indirectly affect coal mining operations by requiring utilities that currently are major sources of nitrogen oxides in moderate or higher ozone nonattainment areas to install reasonably available control technology for nitrogen oxides, which are precursors of ozone. In addition, the recently issued, stricter ozone air quality standards, as discussed above, are expected to be implemented by the Environmental Protection Agency by 2003. On September 24, 1998, the Environmental Protection Agency announced the final rules governing nitrogen oxide emissions intended to reduce ozone concentrations in Northeastern cities. The new rules require additional nitrogen oxide reductions in 22 states, including reductions in nitrogen oxide emissions from coal-fueled power plants located in Midwestern and Southern states, sources purported to impact ozone in urban areas in the Northeast. Installation of reasonably available control technology and additional control measures required under the final rules will make it more costly to operate coal-fired plants and, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. On September 16, 1998, the Environmental Protection Agency issued a new rule governing nitrogen oxide emissions from new sources. The rule limits nitrogen oxide emissions from new, significantly modified or reconstructed boilers to amounts per megawatt- hour of gross electric output. The rule requires expensive nitrogen oxide emission control technology for such coal-fired boilers, which could affect the competitiveness of coal as a fuel for electricity generation in the future. Any reduction in coal's share of the capacity for power generation could have a material adverse effect on our business, financial condition and results of operations. The effect such regulations or other requirements that may be imposed in the future could have on the coal industry in general and on us in particular cannot be predicted with certainty. We cannot assure you that the implementation of the Clean Air Act Amendments, the new air quality standards or any other future regulatory provisions will not materially adversely affect us.

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

We assumed environmental obligations associated with certain former non- coal mining operations of our subsidiary, Gold Fields, and our former parent company. Gold Fields, its predecessors and its former parent company are or may become parties to environmental proceedings which have commenced or may commence in the United States in relation to certain sites previously owned or operated by those entities or companies associated with them. We have agreed to indemnify Gold Field's former parent company for any environmental claims resulting from any activities, operations or conditions that occurred prior to the sale of Gold Fields to Peabody. Gold Fields is currently involved in environmental investigation or remediation at 10 sites and is a defendant in litigation with private parties involving one other site. These sites were formerly owned or operated by Gold Fields. The Environmental Protection Agency has placed three of these sites on the National Priorities List, promulgated pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, and one of the sites is on a similar state priority list. There are a number of other sites in the United States which were previously owned or operated by such companies and which could give rise to environmental proceedings in which Gold Fields could incur liabilities.

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

SURETY BONDS

Federal and state laws require bonds to secure our obligations to reclaim lands disturbed for mining, to pay federal and state workers' compensation and to satisfy other miscellaneous obligations. As of March 31, 2000, we had outstanding surety bonds with third parties for post- mining reclamation totaling $529.1 million. Furthermore, surety bonds valued at an additional $78.7 million are in place for federal and state workers' compensation obligations and other miscellaneous obligations. These bonds are typically renewable on a yearly basis. We cannot assure you that the surety bond holders will continue to renew the bonds or refrain from demanding additional collateral upon such renewals. Furthermore, as a result of the acquisition financings, we are highly leveraged, making it questionable whether we will be able to continue our self-bonding program and thus requiring us to obtain additional third-party surety bonds. The failure to maintain or the inability to acquire sufficient surety bonds, as required by state and federal law, would have a material adverse effect on us. Such failure could result from a variety of factors including the following: (1) lack of availability, higher expense or unreasonable terms of new surety bonds;
(2) restrictions on the demand for collateral by current and future third-party surety bond holders due to the terms of the indentures or the senior credit facilities; and (3) the exercise by third-party surety bond holders of their right to refuse to renew the surety.

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

                         Report of Independent Auditors


Board of Directors
Peabody Energy Corporation

We have audited the accompanying consolidated balance sheets of Peabody Energy Corporation (the Company) as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows of the Company for the year and period then ended. We have also audited the combined statements of operations, changes in invested capital and cash flows of P&L Coal Group (the Predecessor Company) for the period ended May 19, 1998 and the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peabody Energy Corporation at March 31, 2000 and 1999, the consolidated results of operations and cash flows of the Company for the year ended March 31, 2000 and the period ended March 31, 1999, and the combined results of operations and cash flows of the Predecessor Company for the period ended May 19, 1998 and the year ended March 31, 1998 in conformity with accounting principles generally accepted in the United States.

As discussed more fully in Note 15, the Company has recalculated and restated stock compensation expense related to Class B common stock granted during the period ended March 31, 1999.

                                                               Ernst & Young LLP
April 27, 2000, except
for the restatement related
to stock compensation
referred to in Note 15 as
to which the date is April
20, 2001
St. Louis, Missouri

PEABODY ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(Dollars in thousands)


                                                                                                       PREDECESSOR COMPANY
                                                                               Period Ended       ------------------------------
                                                              Year Ended      March 31, 1999      Period Ended      Year Ended
                                                            March 31, 2000       Restated         May 19, 1998    March 31, 1998
                                                            --------------    --------------      ------------    --------------
REVENUES

  Sales                                                       $2,610,991        $1,970,957          $278,930        $2,048,694

  Other revenues                                                  99,509            85,875            11,728           169,328
                                                              ----------        ----------          --------        ----------

        Total revenues                                         2,710,500         2,056,832           290,658         2,218,022

OPERATING COSTS AND EXPENSES

  Operating costs and expenses                                 2,178,664         1,643,718           244,128         1,695,216

  Depreciation, depletion and amortization                       249,782           179,182            25,516           200,169

  Selling and administrative expenses                             95,256            76,888            12,017            83,640

  Net gain on property and
     equipment disposals                                          (6,439)               -               (328)          (21,815)
                                                              ----------        ----------          --------        ----------

OPERATING PROFIT                                                 193,237           157,044             9,325           260,812

  Interest expense                                               205,056           176,105             4,222            33,410

  Interest income                                                 (4,421)          (18,527)           (1,667)          (14,543)
                                                              ----------        ----------          --------        ----------

INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTERESTS                                        (7,398)             (534)            6,770           241,945

  Income tax provision (benefit)                                (141,522)            3,012             4,530            83,050

  Minority interests                                              15,554             1,887                -                 -
                                                              ----------        ----------          --------        ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                         118,570            (5,433)            2,240           158,895

  Discontinued operations:

     (Income) loss from discontinued operations,
        net of income tax provision (benefit) of ($1,297),
        $6,035, ($189) and $7,143, respectively                   12,087            (6,442)            1,764            (1,441)

     Loss from disposal of discontinued operations,
        net of income tax benefit of $31,188                      78,273                -                 -                 -
                                                              ----------        ----------          --------        ----------

NET INCOME                                                    $   28,210        $    1,009          $    476        $  160,336
                                                              ==========        ==========          ========        ==========

                 See accompanying notes to financial statements.

PEABODY ENERGY CORPORATION
BALANCE SHEETS
AS OF MARCH 31
(Dollars in thousands)

                                                                                                                       1999
                                                                                                     2000            Restated
                                                                                                  ----------        ----------
ASSETS
Current assets
   Cash and cash equivalents                                                                      $   65,618        $  194,078
   Accounts receivable, less allowance of  $1,233 and $177, respectively                             153,021           312,748
   Materials and supplies                                                                             48,809            53,978
   Coal inventory                                                                                    193,341           195,919
   Assets from power trading activities                                                                   -          1,037,300
   Assets from coal and emission allowance trading activities                                         78,695             2,514
   Deferred income taxes                                                                              49,869             8,496
   Other current assets                                                                               43,192            27,428
                                                                                                  ----------        ----------
     Total current assets                                                                            632,545         1,832,461

Property, plant, equipment and mine development

   Land and coal interests                                                                         4,135,010         4,023,546
   Building and improvements                                                                         350,284           316,163
   Machinery and equipment                                                                           741,486           651,728
   Less accumulated depreciation, depletion and amortization                                        (411,270)         (193,492)
                                                                                                  ----------        ----------
Property, plant, equipment and mine development, net                                               4,815,510         4,797,945

Net assets of discontinued operations                                                                 90,000                -

Investments and other assets                                                                         288,794           393,525
                                                                                                  ----------        ----------
     Total assets                                                                                 $5,826,849        $7,023,931
                                                                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

   Short-term borrowings and current maturities of long-term debt                                 $   57,977        $   72,404
   Income taxes payable                                                                               13,594             7,308
   Liabilities from power trading activities                                                              -            638,062
   Liabilities from coal and emission allowance trading activities                                    75,883                12
   Accounts payable and accrued expenses                                                             573,137           627,722
                                                                                                  ----------        ----------
     Total current liabilities                                                                       720,591         1,345,508

Long-term debt, less current maturities                                                            2,018,189         2,469,975
Deferred income taxes                                                                                625,124           780,175
Accrued reclamation and other environmental liabilities                                              502,092           498,032
Workers' compensation obligations                                                                    212,260           207,544
Accrued postretirement benefit costs                                                                 971,186           956,714
Obligation to industry fund                                                                           64,737            63,107
Other noncurrent liabilities                                                                         162,979           183,736
                                                                                                  ----------        ----------
     Total liabilities                                                                             5,277,158         6,504,791

Minority interests                                                                                    41,265            23,910

Stockholders' equity
   Preferred stock - $0.01 per share par value; 10,000,000 shares authorized,
     5,000,000 shares issued and outstanding as of March 31, 2000 and 1999                                50                50
   Common stock - Class A, $0.01 per share par value; 30,000,000 shares authorized,
     19,000,000 shares issued and outstanding as of March 31, 2000 and 1999                              190               190
   Common stock - Class B, $0.01 per share par value; 3,000,000 shares authorized,
     746,329 shares issued and 684,473 shares outstanding as of March 31, 2000; 3,000,000
     shares authorized and 708,767 shares issued and outstanding as of March 31, 1999                      7                 7
   Additional paid-in capital                                                                        494,237           493,972
   Employee stock loans                                                                               (2,391)           (2,331)
   Accumulated other comprehensive income (loss)                                                     (12,667)            2,333
   Retained earnings                                                                                  29,219             1,009
   Treasury shares, at cost: 61,856 Class B shares as of March 31, 2000                                 (219)               -
                                                                                                  ----------        ----------
       Total stockholders' equity                                                                    508,426           495,230
                                                                                                  ----------        ----------
     Total liabilities and stockholders' equity                                                   $5,826,849        $7,023,931
                                                                                                  ==========        ==========

                 See accompanying notes to financial statements.

PEABODY ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                          PREDECESSOR COMPANY
                                                                                  Period Ended       ------------------------------
                                                                  Year Ended     March 31, 1999      Period Ended      Year Ended
                                                                March 31, 2000      Restated         May 19, 1998    March 31, 1998
                                                                --------------   --------------      ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 28,210        $    1,009          $    476         $160,336
    (Income) loss from discontinued operations                       12,087            (6,442)            1,764           (1,441)
    Loss from disposal of discontinued operations                    78,273                -                 -                -
                                                                   --------        ----------          --------         --------
       Income from continuing operations                            118,570            (5,433)            2,240          158,895
Adjustments to reconcile income from continuing operations
  to net cash provided by (used in) continuing operations:
    Depreciation, depletion and amortization                        249,782           179,182            25,516          200,169
    Deferred income taxes                                          (157,803)             (679)            2,835           65,508
    Amortization of debt discount and debt issuance costs            18,911            16,120             1,379           11,205
    Net gain on property and equipment disposals                     (6,439)               -               (328)         (21,815)
    Gain on coal contract restructurings                            (12,957)           (5,300)               -           (49,270)
    Stock compensation                                                   -             13,124                -                -
    Minority interests                                               15,554             1,887                -                -
    Changes in current assets and liabilities, excluding
      effects of acquisitions:
       Sale of accounts receivable                                  100,000                 -                -                -
       Accounts receivable, net of sale                              18,712            20,164            (9,768)         (18,622)
       Materials and supplies                                         5,227             3,620               881             (438)
       Coal inventory                                                10,774             5,781            (2,807)         (16,160)
       Net assets from coal and emission allowance trading
         activities                                                    (310)               -                 -                -
       Other current assets                                         (16,862)            7,459           (10,707)         (10,607)
       Accounts payable and accrued expenses                        (15,064)          (50,373)          (34,685)          (3,226)
       Income taxes payable                                           7,549               173             1,234          (12,447)
    Accrued reclamation and related liabilities                     (18,233)           (4,468)           (1,622)         (18,509)
    Workers' compensation obligations                                 4,716           (10,449)           (2,156)         (23,106)
    Accrued postretirement benefit costs                             14,472             6,094             6,092           15,292
    Obligation to industry fund                                       1,630            (3,619)           (2,379)         (26,771)
    Royalty prepayment                                                   -            135,903                -                -
    Other, net                                                      (34,814)           21,737            (5,586)          16,932
                                                                   --------        ----------          --------         --------
       Net cash provided by (used in) continuing operations         303,415           330,923           (29,861)         267,030
       Net cash provided by (used in) discontinued operations       (40,504)          (48,901)            1,704          (79,178)
                                                                   --------        ----------          --------         --------
       Net cash provided by (used in) operating activities          262,911           282,022           (28,157)         187,852
                                                                   --------        ----------          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development       (178,754)         (174,520)          (20,874)        (165,514)
Additions to advance mining royalties                               (25,292)          (11,509)           (2,302)          (6,174)
Acquisitions, net                                                   (63,265)       (2,110,400)               -           (58,715)
Investment in joint venture                                          (4,325)               -                 -                -
Proceeds from coal contract restructurings                           32,904             2,515               328           57,460
Proceeds from property and equipment disposals                       19,284            11,448             1,374           37,723
Proceeds from sale-leaseback transactions                            34,234                -                 -                -
                                                                   --------        ----------          --------         --------
       Net cash used in continuing operations                      (185,214)       (2,282,466)          (21,474)        (135,220)
       Net cash provided by (used in) discontinued operations          (170)           33,130               (76)            (813)
                                                                   --------        ----------          --------         --------
       Net cash used in investing activities                       (185,384)       (2,249,336)          (21,550)        (136,033)
                                                                   --------        ----------          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings and long-term debt               22,026         1,870,778            53,597          269,391
Payments of short-term borrowings and long-term debt               (209,985)         (222,715)          (19,423)        (350,737)
Capital contribution                                                     -            480,000                -                -
Distributions to minority interests                                  (3,353)           (3,080)               -                -
Dividends paid                                                           -                 -           (173,330)         (65,109)
Transactions with affiliates:
    Loan to affiliate                                                    -                 -                 -          (141,000)
    Proceeds from affiliated loan                                        -                 -            141,000               -
    Advances from affiliates                                             -                 -                 -            16,882
    Repayments to affiliates                                             -             (3,647)               -                -
    Invested capital transactions with affiliates                        -            (30,369)               -           (55,176)
                                                                   --------        ----------          --------         --------
       Net cash provided by (used in) continuing operations        (191,312)        2,090,967             1,844         (325,749)
       Net cash provided by (used in) discontinued operations       (13,869)           70,314            21,693           90,360
                                                                   --------        ----------          --------         --------
       Net cash provided by (used in) financing activities         (205,181)        2,161,281            23,537         (235,389)
Effect of exchange rate changes on cash and cash equivalents           (806)              111              (292)            (718)
                                                                   --------        ----------          --------         --------
Net increase (decrease) in cash and cash equivalents               (128,460)          194,078           (26,462)        (184,288)
Cash and cash equivalents at beginning of period                    194,078                -             96,821          281,109
                                                                   --------        ----------          --------         --------
Cash and cash equivalents at end of period                         $ 65,618        $  194,078          $ 70,359         $ 96,821
                                                                   ========        ==========          ========         ========

                 See accompanying notes to financial statements.

PEABODY ENERGY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY / INVESTED CAPITAL
(Dollars in thousands)

                                                                                                                      Accumulated
                                                                                                                         Other
                                                                                                                        Compre-
                                                                                     Additional          Employee       hensive
                                                   Preferred           Common         Paid-in             Stock         Income
                                                     Stock             Stock          Capital             Loans         (Loss)
                                                   ---------           ------        ----------          --------     -----------
PREDECESSOR COMPANY
-------------------
March 31, 1997                                        $ -               $ -           $     -            $    -        $ (2,799)
  Comprehensive income:
           Net income                                   -                 -                 -                 -              -
           Foreign currency
               translation adjustment                   -                 -                 -                 -         (39,385)

  Comprehensive income
  Dividend paid                                         -                 -                 -                 -              -
  Net transactions
      with affiliates                                   -                 -                 -                 -              -
                                                      ----              ----          --------           -------       --------
March 31, 1998                                          -                 -                 -                 -         (42,184)
  Comprehensive loss:
           Net income                                   -                 -                 -                 -              -
           Foreign currency
               translation adjustment                   -                 -                 -                 -         (17,974)

  Comprehensive loss
  Dividend paid                                         -                 -                 -                 -              -
  Net transactions
      with affiliates                                   -                 -                 -                 -              -
                                                      ----              ----          --------           -------       --------
May 19, 1998                                          $ -               $ -           $     -            $    -        $(60,158)
                                                      ====              ====          ========           =======       ========

---------------------------------------------------------------------------------------------------------------------------------

May 20, 1998                                          $ -               $ -           $     -            $    -        $     -
Capital contribution                                    50               190           479,760                -              -
  Comprehensive income:
           Net income                                   -                 -                 -                 -              -
           Foreign currency
               translation adjustment                   -                 -                 -                 -           4,128
           Minimum pension liability
               (net of $1,248 tax provision)            -                 -                 -                 -          (1,795)

  Comprehensive income
  Stock grants to employees                             -                  5            13,119            (1,236)            -
  Stock purchases
       by employees                                     -                  2             1,093            (1,095)            -
                                                      ----              ----          --------           -------       --------
March 31, 1999 (restated)                               50               197           493,972            (2,331)         2,333
  Comprehensive income:
           Net income                                   -                 -                 -                 -              -
           Foreign currency
               translation adjustment                   -                 -                 -                 -         (16,795)
           Minimum pension liability
               (net of $1,248 tax benefit)              -                 -                 -                 -           1,795

  Comprehensive income
  Stock grants to employees                             -                 -                265              (103)            -
  Loan repayments                                       -                 -                 -                901             -
  Additional loans                                      -                 -                 -               (858)            -
  Shares repurchased                                    -                 -                 -                 -              -
                                                      ----              ----          --------           -------       --------
March 31, 2000                                        $ 50              $197          $494,237           $(2,391)      $(12,667)
                                                      ====              ====          ========           =======       ========


                                                                                                    Total
                                                                                                Stockholders'
                                                  Retained        Invested         Treasury   Equity / Invested
                                                  Earnings        Capital            Stock         Capital
                                                  --------       ----------        --------   -----------------
PREDECESSOR COMPANY
-------------------
March 31, 1997                                     $    -        $1,679,585          $  -        $1,676,786
  Comprehensive income:
           Net income                                   -           160,336             -           160,336
           Foreign currency
               translation adjustment                   -                -              -           (39,385)
                                                                                                 ----------
  Comprehensive income                                                                              120,951
  Dividend paid                                         -           (65,109)            -           (65,109)
  Net transactions
      with affiliates                                   -           (44,786)            -           (44,786)
                                                   -------       ----------          -----       ----------
March 31, 1998                                          -         1,730,026             -         1,687,842
  Comprehensive loss:
           Net income                                   -               476             -               476
           Foreign currency
               translation adjustment                   -                -              -           (17,974)
                                                                                                 ----------
  Comprehensive loss                                                                                (17,498)
  Dividend paid                                         -          (173,330)            -          (173,330)
  Net transactions
      with affiliates                                   -               360             -               360
                                                   -------       ----------          -----       ----------
May 19, 1998                                       $    -        $1,557,532          $  -        $1,497,374
                                                   =======       ==========          =====       ==========

---------------------------------------------------------------------------------------------------------------

May 20, 1998                                       $    -        $       -           $  -        $       -
Capital contribution                                    -                -              -           480,000
  Comprehensive income:
           Net income                                1,009               -              -             1,009
           Foreign currency
               translation adjustment                   -                -              -             4,128
           Minimum pension liability
               (net of $1,248 tax provision)            -                -              -            (1,795)
                                                                                                 ----------
  Comprehensive income                                                                                3,342
  Stock grants to employees                             -                -              -            11,888
  Stock purchases
       by employees                                     -                -              -                -
                                                   -------       ----------          -----       ----------
March 31, 1999 (restated)                            1,009               -              -           495,230
  Comprehensive income:
           Net income                               28,210               -              -            28,210
           Foreign currency
               translation adjustment                   -                -              -           (16,795)
           Minimum pension liability
               (net of $1,248 tax benefit)              -                -              -             1,795
                                                                                                 ----------
  Comprehensive income                                                                               13,210
  Stock grants to employees                             -                -              -               162
  Loan repayments                                       -                -              -               901
  Additional loans                                      -                -              -              (858)
  Shares repurchased                                    -                -            (219)            (219)
                                                   -------       ----------          -----       ----------
March 31, 2000                                     $29,219       $       -           $(219)      $  508,426
                                                   =======       ==========          =====       ==========

                 See accompanying notes to financial statements.

PEABODY ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED AND PER SHARE DATA)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the consolidated balance sheets of Peabody Energy Corporation (the "Company" or "Peabody") as of March 31, 2000 and 1999, and the consolidated results of operations and cash flows for the year ended March 31, 2000 and the period ended March 31, 1999. These financial statements include the subsidiaries (collectively, known as the "Predecessor Company") of Peabody Holding Company, Inc. ("Peabody Holding Company"), Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch"), Citizens Power LLC ("Citizens Power") and Peabody Resources Limited ("Peabody Resources"), an Australian company. The combined financial statements include the combined results of operations and cash flows of the Predecessor Company from April 1, 1998 to May 19, 1998 and the fiscal year ended March 31, 1998.

     Until May 19, 1998, the Predecessor Company was a wholly owned indirect subsidiary of The Energy Group, PLC ("The Energy Group"). Effective May 20, 1998, the Predecessor Company was acquired by the Company, which at the time was wholly owned by Lehman Brothers Merchant Banking Partners II L.P. and its affiliates ("Lehman Brothers Merchant Banking"), an investment fund affiliated with Lehman Brothers Inc. The transaction was part of the sale of The Energy Group to Texas Utilities Company. Peabody Energy Corporation, a holding company with no direct operations and nominal assets other than its investment in its subsidiaries, was formed by Lehman Brothers Merchant Banking on February 27, 1998 for the purpose of acquiring the Predecessor Company and had no significant activity until the acquisition.

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

     Depletion of coal interests is computed using the units-of- production method utilizing only proven and probable reserves in the depletion base. Mine development costs are principally amortized over the estimated lives of the mines using the straight-line method. Depreciation of plant and equipment (excluding life of mine assets) is computed using the straight-line method over the estimated useful lives as follows:

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

     Black Beauty Coal Company

     Effective January 1, 2000, Black Beauty Coal Company ("Black Beauty"), a subsidiary of the Company, invested $6.6 million to increase its ownership interest and obtain control of three of its Midwestern coal mining affiliates - Sugar Camp Coal, LLC, Arclar Coal Company, LLC and United Minerals Company, LLC. Prior to fiscal year 2000, interests in these affiliates were accounted for under the equity method, as Black Beauty did not hold decision- making control over their respective operations. However, effective January 1, 2000, Black Beauty obtained decision-making control and began consolidating the affiliates as of that date. In order to provide comparability to future periods, the Company has elected to consolidate these affiliates as part of Black Beauty's results of operations effective April 1, 1999.

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

     The following unaudited pro forma results of operations assumed the acquisitions had occurred as of April 1:

                                                                         2000              1999
                                                                      ----------        ----------
     Total revenues                                                   $2,728,694        $2,765,979
     Loss before income taxes, minority interests
       and discontinued operations                                        (6,278)           (1,464)
     Net income (loss)                                                    28,916            (8,964)

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
                                                                  ========          ========

(8)  INCOME TAXES

     Pretax income (loss) from continuing operations consisted of:

                                                                                                          PREDECESSOR COMPANY
                                                                                                     -----------------------------
                                                                Year Ended       Period Ended        Period Ended     Year Ended
                                                              March 31, 2000    March 31, 1999       May 19, 1998   March 31, 1998
                                                              --------------    --------------       ------------   --------------
     Pretax income (loss) from
        continuing operations:
             United States                                       $(49,550)         $(32,142)            $4,134         $199,300
             Non U.S.                                              42,152            31,608              2,636           42,645
                                                                 --------          --------             ------         --------
                                                                 $ (7,398)         $   (534)            $6,770         $241,945
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

     The income tax rate on income (loss) from continuing operations differed from the U.S. federal statutory rate as follows:

                                                                                                     PREDECESSOR COMPANY
                                                                                                -------------------------------
                                                             Year Ended       Period Ended      Period Ended       Year Ended
                                                           March 31, 2000    March 31, 1999     May 19, 1998     March 31, 1998
                                                           --------------    --------------     ------------     --------------
     Federal statutory rate                                  $  (2,590)         $  (187)            $2,369           $84,681
     Changes in valuation allowance                             31,907           16,386             6,012            14,280
     Partnership tax basis election                           (144,028)              -                 -                 -
     Foreign earnings                                           (2,566)             676               506             1,002
     State income taxes, net of U.S. federal
        tax benefit                                             (6,458)          (3,391)            2,881             4,047
     Depletion                                                 (26,151)         (13,320)           (2,182)          (20,794)
     Other, net                                                  8,364            2,848            (5,056)             (166)
                                                             ---------          -------            ------           -------
                                                             $(141,522)         $ 3,012            $4,530           $83,050
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

     During the period ended March 31, 1999 the Company granted 708,767 shares to members of management of the Company. The Company recorded compensation expense of $3.9 million related to the grant of the shares. The statements of operations, changes in stockholders' equity and cash flows have been restated for the period ended March 31, 1999 to record additional compensation expense of $9.2 million for the difference between the value of Class B common stock as determined by an independent valuation of $7.08 per share, and the price paid for Class A shares of $20.00 per share. Net income for the period ended March 31, 1999 of $10.2 million was restated to $1.0 million.

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

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for non-qualified or incentive stock options granted under the Plan. Had compensation cost been determined for the Company's non-qualified or incentive stock options based on the fair value at the grant dates consistent with the minimum value method set forth under SFAS No. 123, "Accounting for Stock- Based Compensation," the Company's net income would have decreased by approximately $3.4 million and $3.3 million for the year ended March 31, 2000 and the period ended March 31, 1999, respectively.

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

                                                                                     PREDECESSOR COMPANY
                                                                            -------------------------------------

                                     Year Ended          Period Ended         Period Ended          Year Ended
                                   March 31, 2000       March 31, 1999        May 19, 1998        March 31, 1998
                                  ----------------     ----------------     ---------------      ----------------
      Revenues:
          U.S. Mining               $  2,462,166         $  1,903,214        $     269,597         $  1,987,719
          Non U.S. Mining                244,347              145,687               20,882              224,053
          Other                            3,987                7,931                  179                6,250
                                  ----------------     ----------------     ---------------      ----------------
                                    $  2,710,500         $  2,056,832        $     290,658         $  2,218,022
                                  ================     ================     ===============      ================
      Operating profit (loss):
          U.S. Mining               $    140,699         $    122,827        $       6,929         $    211,967
          Non U.S. Mining                 48,355               32,676                2,950               44,812
          Other                            4,183                1,541                 (554)               4,033
                                  ----------------     ----------------     ---------------      ----------------
                                    $    193,237         $    157,044        $       9,325         $    260,812
                                  ================     ================     ===============      ================
      Depreciation, depletion
       and amortization:
          U.S. Mining               $    216,327         $     155,220       $      22,475         $    169,623
          Non U.S. Mining                 33,455                23,962               3,041               30,546
                                  ----------------     ----------------     ---------------      ----------------
                                    $    249,782         $     179,182       $      25,516         $    200,169
                                  ================     ================     ===============      ================
      Total assets:
          U.S. Mining               $  5,038,423         $   5,141,661
          Non U.S. Mining                527,771               494,123
          Other                          260,655             1,388,147
                                  ----------------     ----------------
                                    $  5,826,849         $   7,023,931
                                  ================     ================
      Revenues:
          United States             $  2,466,153         $   1,911,145       $     269,776         $  1,993,969
          Non U.S.                       244,347               145,687              20,882              224,053
                                  ----------------     ----------------     ---------------      ----------------
                                    $  2,710,500         $   2,056,832       $     290,658         $  2,218,022
                                  ================     ================     ===============      ================
      Operating profit:
          United States             $    144,882         $     124,368       $       6,375         $    216,000
          Non U.S.                        48,355                32,676               2,950               44,812
                                  ----------------     ----------------     ---------------      ----------------
                                    $    193,237         $     157,044       $       9,325         $    260,812
                                  ================     ================     ===============      ================
      Depreciation, depletion
       and amortization:
          United States             $    216,327         $     155,220       $      22,475         $    169,623
          Non U.S.                        33,455                23,962               3,041               30,546
                                  ----------------     ----------------     ---------------      ----------------
                                    $    249,782         $     179,182       $      25,516         $    200,169
                                  ================     ================     ===============      ================
      Total assets:
          United States             $  5,299,078         $   6,529,808
          Non U.S.                       527,771               494,123
                                  ----------------     ----------------
                                    $  5,826,849         $   7,023,931
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
                                                        ===========  ============   =============   ============   =============

     Supplemental Condensed Statements of Consolidated Operations
     For the Period Ended March 31, 1999

                                                           Parent      Guarantor    Non-Guarantor
                                                          Company    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                        -----------  ------------   -------------   ------------   ------------
      Total revenues                                     $     -      $1,829,438     $  229,150       $  (1,756)    $2,056,832
      Costs and expenses:
          Operating costs and expenses                         -       1,494,487        150,987          (1,756)     1,643,718
          Depreciation, depletion and amortization             -         150,584         28,598             -          179,182
          Selling and administrative expenses               13,124        60,142          3,622             -           76,888
          Interest expense                                 160,068        11,292          4,745             -          176,105
          Interest income                                   (5,716)      (11,897)          (914)            -          (18,527)
                                                        -----------  ------------   -------------   ------------   ------------
      Income (loss) before income taxes and
       minority interest                                  (167,476)      124,830         42,112             -             (534)
          Income tax provision (benefit)                   (36,873)       31,213          8,672             -            3,012
          Minority interest                                    -             -            1,887             -            1,887
          Income from discontinued operations,
           net of income taxes                                 -             -           (6,442)            -           (6,442)
                                                        -----------  ------------   -------------   ------------   ------------
      Net income (loss)                                  $(130,603)   $   93,617     $   37,995      $      -       $    1,009
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

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                         Long-Term Compensation
                                           ------------------------------  --------------------------------------------------------
                                                                  Other
                                                                  Annual    Restricted     Securities
                                                                  Compen-     Stock        Underlying       LTIP       All Other
                                  Fiscal    Salary      Bonus     sation     Award(s)     Options/SARs    Payments    Compensation
 Name and Principal Position       Year       ($)        ($)       ($)       (#) (1)        (#) (2)       ($) (3)       ($) (4)
-------------------------------  --------  ---------  ---------  --------  ------------  --------------  ----------  --------------
Irl F. Engelhardt                  2000     700,000    875,000      ----        ----           ----          ----         51,525
   Chairman, Chief                 1999     681,264    700,000      ----      154,639        499,855       441,240        23,998
   Executive Officer and           1998     550,000    412,500      ----        ----           ----         42,644        15,754
   Director

Richard M. Whiting                 2000     400,000    500,000      ----        ----           ----          ----         28,662
   President, Chief Operating      1999     385,834    400,000      ----       51,546        179,828       168,051        12,238
   Officer and Director            1998     244,851    182,501      ----        ----           ----         12,326         7,058

Roger B. Walcott, Jr.              2000     350,000    437,500      ----       51,546          ----          ----         24,955
   Executive Vice President        1999     291,667    350,000      ----        ----         179,828         ----          8,374
                                   1998       ----       ----       ----        ----           ----          ----          ----

Mark Maisto                        2000     300,000    600,000      ----       51,546          ----          ----         14,272
   President and Chief             1999     282,485    450,000      ----        ----         179,828         ----         10,650
   Executive Officer,              1998     208,333    300,000      ----        ----           ----          ----          9,167
   Citizens Power LLC

Richard A. Navarre                 2000     233,750    343,750      ----        ----           ----          ----         17,203
   Vice President and Chief        1999     220,000    220,000      ----       38,660        134,902        45,030         6,824
   Financial Officer               1998     182,917    132,000      ----        ----           ----          3,096         5,488

W. Howard Carson (5)               2000     331,758    381,875      ----        ----           ----          ----        660,678
   Former Chief Commercial         1999     312,633    325,000      ----       51,546        179,828       169,716        37,055
   Officer                         1998     225,750    130,368      ----        ----           ----         20,391         6,773

------------
(1) Represents number of shares of our Class B common stock granted to executives as of May 19, 1998. In addition, shares purchased by Mr. Walcott and Mr. Maisto on May 19, 1998 were converted to granted shares during the year ended March 31, 2000.
(2) Represents number of shares of our Class A common stock underlying options issued as of May 19, 1998.
(3) Represents certain long-term incentive payments earned during the fiscal year that relate to Predecessor Company compensation plans.
(4) Represents annual matching contributions and performance contributions to qualified and non-qualified savings and investment plans, and group term life insurance. Also includes amounts related to Mr. Carson's resignation in fiscal year 2000, and his relocation benefit received in fiscal year 1999.
(5)  Mr. Carson resigned effective March 8, 2000.

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

                                                         NUMBER OF SHARES BENEFICIALLY OWNED
                                                         -----------------------------------
                                                            CLASS A     CLASS B                  PERCENT    PERCENT
                                                            COMMON      COMMON     PREFERRED       OF         OF
      NAME AND ADDRESS OF BENEFICIAL OWNER                 STOCK(1)      STOCK     STOCK(2)      CLASS A    CLASS B
-------------------------------------------------------  ------------  ---------  -----------   ---------  ---------
Lehman Brothers Merchant Banking Partners II L.P.,
   LBI Group Inc. and their affiliated co-investors       16,000,000      ----     5,000,000      85.0%       ----
   c/o Lehman Brothers Holdings Inc.
   3 World Financial Center, 200 Versey Street
   New York, NY 10285

Co-Investment Partners, L.P.                               2,500,000      ----         ----       13.3%       ----
   c/o Lexington Partners Inc.
   659 Madison Avenue, 23rd Floor
   New York, NY 10021

Irl F. Engelhardt                                             88,000    154,639        ----        0.4%       22.6%
Richard M. Whiting                                            31,970     51,546        ----        0.1%        7.5%
Roger B. Walcott, Jr.                                         31,970     51,546        ----        0.1%        7.5%
Mark Maisto                                                   31,970     51,546        ----        0.1%        7.5%
Richard A. Navarre                                            23,984     38,660        ----        0.1%        5.6%

All executives and directors as a group (15 people)          327,230    548,966        ----        1.5%       73.6%

     (1) Totals for named executive officers represent options exercisable within 60 days after March 31, 2000.

     (2) Lehman Brothers Merchant Banking Partners II L.P., LBI Group Inc. and their affiliated co-investors own 100% of the outstanding Preferred Stock of P&L Coal Holdings Inc.


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

     (2) Financial Statement Schedule.

     The following financial statement schedule of Peabody Energy Corporation is included in Item 14, along with the report of independent auditors thereon, at the pages indicated:

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


                                       PEABODY ENERGY CORPORATION

                                       /s/ IRL F. ENGELHARDT
                                   ------------------------------------
                                           Irl F. Engelhardt
                                   Chairman and Chief Executive Officer

                                   Date: April 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                      TITLE
             ---------                                      -----

/s/ IRL F. ENGELHARDT
------------------------------------
    Irl F. Engelhardt                    Chairman, Chief Executive Officer and Director
                                         (principal executive officer)


            *
------------------------------------
    Richard M. Whiting                   President, Chief Operating Officer and Director


/s/ RICHARD A. NAVARRE
------------------------------------
    Richard A. Navarre                   Executive Vice President and Chief Financial Officer
                                         (principal financial and accounting officer)


            *
------------------------------------
    Henry E. Lentz                       Vice President, Assistant Secretary and Director


            *
------------------------------------
    Roger H. Goodspeed                   Director


            *
------------------------------------
    Alan H. Washkowitz                   Director


* By: /s/ RICHARD A. NAVARRE
      -----------------------------
          Richard A. Navarre
          Attorney-In-Fact

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

 Exhibit
   No.           Description of Exhibit
---------        ----------------------

     10.1        Amended and Restated Credit Agreement dated as of June 9,
                    1998 among P&L Coal Holdings Corporation, as Borrower, Lehman Brothers Inc., as Arranger, Lehman Commercial
                    Paper Inc., as Syndication Agent, Documentation Agent,
                    and Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the
                    Company's Form S-4 Registration Statement No. 333-59073).
     10.2        Guarantee and Collateral Agreement dated as of May 14, 1997 made by the Guarantors, in favor of Lehman Commercial
                    Paper, Inc., as Administrative Agent for the banks and
                    other financial institutions (Incorporated by reference
                    to Exhibit 10.2 of the Company's Form S-4 Registration Statement No. 333-59073).
     10.3        Federal Coal Lease WYW0321779: North Antelope/Rochelle
                    Mine (Incorporated by reference to Exhibit 10.3 of the Company's Form S-4 Registration Statement No. 333-59073).
     10.4        Federal Coal Lease WYW119554: North Antelope/Rochelle Mine
                    (Incorporated by reference to Exhibit 10.4 of the
                    Company's Form S-4 Registration Statement No. 333-59073).
     10.5        Federal Coal Lease WYW5036: Rawhide Mine (Incorporated
                    by reference to Exhibit 10.5 of the Company's
                    Form S-4 Registration Statement No. 333-59073).
     10.6        Federal Coal Lease WYW3397: Caballo Mine (Incorporated
                    by reference to Exhibit 10.6 of the Company's
                    Form S-4 Registration Statement No. 333-59073).
     10.7        Federal Coal Lease WYW83394: Caballo Mine (Incorporated
                    by reference to Exhibit 10.7 of the Company's
                    Form S-4 Registration Statement No. 333-59073).
     10.8        Federal Coal Lease WYW136142 (Incorporated by reference
                    to Exhibit 10.7 of Amendment No. 1 of the Company's
                    Form S-4 Registration Statement No. 333-59073).
     10.9        Royalty Prepayment Agreement by and among Peabody Natural
                    Resources Company, Gallo Finance Company and Chaco Energy Company, dated September 30, 1998 (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the second quarter ended September 30, 1998).
     10.10*      1998 Stock Purchase and Option Plan for Key Employees of P&L
                    Coal Holding Corporation (incorporated by reference to
                    Exhibit 10.10 of the Company's Form 10-Q for the third quarter ended December 1998).
     10.11*      Employment Agreement between Irl F. Engelhardt and the
                    Company dated May 19, 1998.
     10.12*      Employment Agreement between Richard M. Whiting and the
                    Company dated May 19, 1998.
     10.13*      Employment Agreement between W. Howard Carson and the
                    Company dated May 19, 1998.
     10.14*      Employment Agreement between Roger B. Walcott, Jr. and the
                    Company dated May 19, 1998.
     10.15*      Employment Agreement between Mark Maisto and the Company
                    dated May 19, 1998.
     10.16** Receivables Sale Agreement dated as of March 31, 2000, by and among Originators and P&L Coal Holdings Corporation ("P&L")
     10.17**     Receivables Contribution Agreement dated as of March 31,
                    2000, by and between P&L and P&L Receivables Company, LLC ("Seller")
     10.18**     Receivables Purchase Agreement as of March 31, 2000, by and
                    among Seller, P&L, International Securitization Corporation, Bank One, NA, as Agent ("Agent") and the Financial Institutions named therein.
     21**        List of Subsidiaries.
     24          Power of Attorney (filed herewith).
     27**        Financial Data Schedule


     * These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     ** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 28, 2000.