Form 10-Q/A
period 2000-12-31
PEABODY ENERGY CORP
filed 2001-04-27
CIK 1064728

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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

                         PART I - FINANCIAL INFORMATION

   This Form 10-Q/A No. 1 is hereby filed with respect to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000 of Peabody Energy Corporation filed with the Securities and Exchange Commission on February 12, 2001, (the Form 10-Q). Part I, Item 1, "Financial Statements" and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-Q are hereby amended and restated in their entirety due to the change in compensation expense related to the granting of Class B shares during the quarter and nine months ended December 31, 2000. On April 10, 2001, P&L Coal Holdings Corporation changed its name to Peabody Energy Corporation.

Item 1. Financial Statements.

                           PEABODY ENERGY CORPORATION
           UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

                                 (In thousands)

                                      Quarter Ended       Nine Months Ended
                                      December 31,          December 31,
                                    ------------------  ----------------------
                                                2000                   2000
                                      1999    Restated     1999      Restated
                                    --------  --------  ----------  ----------
REVENUES
  Sales............................ $677,582  $605,520  $1,979,583  $1,918,337
  Other revenues...................   31,864    28,561      72,606      66,356
                                    --------  --------  ----------  ----------
    Total revenues.................  709,446   634,081   2,052,189   1,984,693
COSTS AND EXPENSES
  Operating costs and expenses.....  571,647   500,700   1,657,832   1,609,663
  Depreciation, depletion and
   amortization....................   63,363    58,863     191,030     180,139
  Selling and administrative
   expenses........................   23,338    23,486      66,474      66,915
  Net gain on property and
   equipment disposals.............   (1,307)   (1,691)     (4,222)     (5,064)
                                    --------  --------  ----------  ----------
OPERATING PROFIT...................   52,405    52,723     141,075     133,040
  Interest expense.................   50,526    50,520     153,097     153,446
  Interest income..................     (759)   (1,239)     (2,817)     (6,993)
                                    --------  --------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES
 AND MINORITY INTERESTS............    2,638     3,442      (9,205)    (13,413)
  Income tax provision.............    2,449     4,460       1,466       3,683
  Minority interests...............    6,274     1,016      11,898       4,641
                                    --------  --------  ----------  ----------
LOSS FROM CONTINUING OPERATIONS....   (6,085)   (2,034)    (22,569)    (21,737)
Discontinued operations:
  Loss from discontinued
   operations, net of income tax
   benefit of $1,207 and $2,704,
   respectively....................   (3,620)      --       (8,109)        --
  Gain from disposal of
   discontinued operations, net of
   income tax provision of $4,240..      --        --          --       11,760
                                    --------  --------  ----------  ----------
NET LOSS........................... $ (9,705) $ (2,034) $  (30,678) $   (9,977)
                                    ========  ========  ==========  ==========

      See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In thousands, except share information)

                                                                   (Unaudited)
                                                                   December 31,
                                                       March 31,       2000
                                                          2000       Restated
                                                       ----------  ------------
ASSETS
Current assets
  Cash and cash equivalents........................... $   65,618   $   33,094
  Accounts receivable, less allowance for doubtful
   accounts of $1,233 and $1,213, respectively........    153,021      115,225
  Materials and supplies..............................     48,809       41,484
  Coal inventory......................................    193,341      154,327
  Assets from coal and emission allowance trading
   activities.........................................     78,695      204,518
  Deferred income taxes...............................     49,869       49,869
  Other current assets................................     43,192       22,999
                                                       ----------   ----------
    Total current assets..............................    632,545      621,516
Property, plant, equipment and mine development, net
 of accumulated depreciation, depletion and
 amortization of $411,270 and $487,881, respectively..  4,815,510    4,321,234
Net assets of discontinued operations.................     90,000       16,157
Assets held for sale--Australian operations...........         --      237,872
Investments and other assets..........................    288,794      275,623
                                                       ----------   ----------
    Total assets...................................... $5,826,849   $5,472,402
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings and current maturities of
   long-term debt..................................... $   57,977   $   44,740
  Income taxes payable................................     13,594          436
  Liabilities from coal and emission allowance trading
   activities.........................................     75,883      200,819
  Accounts payable and accrued expenses...............    573,137      496,182
                                                       ----------   ----------
    Total current liabilities.........................    720,591      742,177
Long-term debt, less current maturities...............  2,018,189    1,821,796
Deferred income taxes.................................    625,124      558,622
Accrued reclamation and other environmental
 liabilities..........................................    502,092      452,021
Workers' compensation obligations.....................    212,260      212,856
Accrued postretirement benefit costs..................    971,186      971,748
Obligation to industry fund...........................     64,737       55,699
Other noncurrent liabilities..........................    162,979      142,726
                                                       ----------   ----------
    Total liabilities.................................  5,277,158    4,957,645
Minority interests....................................     41,265       41,701
Stockholders' equity:
  Preferred Stock--$0.01 per share par value;
   10,000,000 shares authorized, 5,000,000 shares
   issued and outstanding.............................         50           50
  Common Stock--Class A, $0.01 per share par value;
   30,000,000 shares authorized, 19,000,000 shares
   issued and outstanding.............................        190          190
  Common Stock--Class B, $0.01 per share par value;
   3,000,000 shares authorized, 742,268 shares issued
   and 684,473 outstanding as of March 31, 2000;
   3,000,000 shares authorized, 742,268 shares issued
   and 581,801 shares outstanding as of December 31,
   2000...............................................          7            7
  Additional paid-in capital..........................    494,237      495,737
  Employee stock loans................................     (2,391)      (2,051)
  Accumulated other comprehensive loss................    (12,667)     (38,811)
  Retained earnings...................................     29,219       19,242
  Treasury shares, at cost: 57,795 Class B shares as
   of March 31, 2000; 160,467 Class B shares as of
   December 31, 2000..................................       (219)      (1,308)
                                                       ----------   ----------
   Total stockholders' equity.........................    508,426      473,056
                                                       ----------   ----------
      Total liabilities and stockholders' equity...... $5,826,849   $5,472,402
                                                       ==========   ==========

      See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
           UNAUDITED STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (In thousands)

                                                           Nine Months Ended
                                                              December 31,
                                                           -------------------
                                                                       2000
                                                             1999     Restated
                                                           --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................................. $(30,678) $ (9,977)
  Loss from discontinued operations.......................    8,109       --
  Gain from disposal of discontinued operations...........      --    (11,760)
                                                           --------  --------
   Loss from continuing operations........................  (22,569)  (21,737)
Adjustments to reconcile loss from continuing operations
 to net cash provided by continuing operations:
  Depreciation, depletion and amortization................  191,030   156,885
  Deferred income taxes...................................  (16,290)   (9,381)
  Amortization of debt discount and debt issuance costs...   13,637    12,445
  Net gain on property and equipment disposals............   (4,222)   (4,604)
  Minority interests......................................   11,898     4,641
  Stock compensation......................................      --      1,100
  Changes in current assets and liabilities:
   Sale of accounts receivable............................      --     25,000
   Accounts receivable, net of sale.......................  (29,027)   (2,629)
   Materials and supplies.................................    2,873     2,926
   Coal inventory.........................................   18,191     1,403
   Net assets from coal and emission allowance trading
    activities............................................    2,066      (887)
   Other current assets...................................   (8,087)   (1,499)
   Accounts payable and accrued expenses..................  (48,399)   (6,915)
   Income taxes payable...................................    4,818         7
  Accrued reclamation and related liabilities.............  (10,960)  (28,652)
  Workers' compensation obligations.......................    2,305       596
  Accrued postretirement benefit costs....................   12,197       562
  Obligation to industry fund.............................     (403)   (9,038)
  Other, net..............................................  (19,444)   (3,786)
  Net cash used by assets held for sale--Australian
   operations.............................................      --    (15,873)
                                                           --------  --------
   Net cash provided by continuing operations.............   99,614   100,564
   Net cash used in discontinued operations...............   (1,005)      --
                                                           --------  --------
   Net cash provided by operating activities..............   98,609   100,564
                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine
 development.............................................. (137,501) (109,286)
Acquisition, net..........................................  (44,203)      --
Additions to advance mining royalties.....................  (16,275)  (16,919)
Investment in joint venture...............................      --     (3,052)
Proceeds from property and equipment disposals............    7,186    11,517
Proceeds from sale-leaseback transactions.................   34,234    35,089
Net cash used by assets held for sale--Australian
 operations...............................................      --    (34,684)
                                                           --------  --------
   Net cash used in continuing operations................. (156,559) (117,335)
   Net cash provided by discontinued operations...........      578    85,603
                                                           --------  --------
   Net cash used in investing activities.................. (155,981)  (31,732)
                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt..............................   20,121    26,920
Payments of long-term debt................................  (48,103) (132,285)
Repurchase of treasury stock..............................      --     (1,089)
Distributions to minority interests.......................   (3,471)   (4,205)
Net cash provided by assets held for sale--Australian
 operations...............................................      --     10,591
                                                           --------  --------
   Net cash used in continuing operations.................  (31,453) (100,068)
   Net cash used in discontinued operations...............  (10,991)      --
                                                           --------  --------
   Net cash used in financing activities..................  (42,444) (100,068)
Effect of exchange rate changes on cash and cash
 equivalents..............................................      280    (1,288)
                                                           --------  --------
Net decrease in cash and cash equivalents.................  (99,536)  (32,524)
Cash and cash equivalents at beginning of period..........  194,078    65,618
                                                           --------  --------
Cash and cash equivalents at end of period................ $ 94,542  $ 33,094
                                                           ========  ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

   The accompanying condensed consolidated financial statements include the consolidated operations and balance sheets of Peabody Energy Corporation (the "Company"), also known as Peabody Group. These financial statements include the subsidiaries of Peabody Holding Company, Inc. ("Peabody Holding Company"), Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch") and Peabody Australia Limited and Darex Capital, Inc., which collectively own Peabody Resources Holdings Pty Ltd. ("Peabody Resources"), an Australian company.

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

 Restatement

   During the quarter ended December 31, 2000, the Company granted 89,530 shares to members of management. The Company recorded compensation expense of $0.6 million related to the grant of the shares. The balance sheet and statements of operations and cash flows have been restated for the quarter and nine months ended December 31, 2000 to record additional compensation expense of $1.1 million for the difference between the value of Class B common stock as determined by an independent valuation and the value determined in conjunction with the anticipated initial public offering. Net loss for the quarter and nine months ended December 31, 2000 of $.9 million and $8.9 million, respectively, were restated to $2.0 million and $10.0 million, respectively.

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

                           PEABODY ENERGY CORPORATION

   In connection with the disposition, the net assets of the Company's Australian operations have been classified as "Assets held for sale--Australian operations" in the December 31, 2000 consolidated balance sheet and include the following (in thousands):

       Cash......................................................... $ 18,089
       Accounts receivable..........................................   26,908
       Materials and supplies.......................................    5,259
       Coal inventory...............................................   29,115
       Other current assets.........................................   22,946
       Property, plant, equipment and mine development, net.........  403,028
       Investments and other assets.................................   10,657
       Short-term borrowing and current maturities of long-term
        debt........................................................  (20,834)
       Income taxes payable.........................................  (14,546)
       Accounts payable and accrued expenses........................  (59,749)
       Long-term debt, less current maturities......................  (98,608)
       Deferred income taxes........................................  (51,253)
       Accrued reclamation liabilities..............................  (25,454)
       Other noncurrent liabilities.................................   (7,686)
                                                                     --------
                                                                     $237,872
                                                                     ========

(3) Comprehensive Income

   The following table sets forth the components of comprehensive income (loss) for the quarter and nine months ended December 31, 1999 and 2000 (in thousands):

                                          Quarter Ended    Nine Months Ended
                                          December 31,       December 31,
                                         ----------------  ------------------
                                          1999     2000      1999      2000
                                         -------  -------  --------  --------
Net loss................................ $(9,705) $(2,034) $(30,678) $ (9,977)
Foreign currency translation
 adjustment.............................   2,795    8,032     9,545   (26,144)
                                         -------  -------  --------  --------
Comprehensive income (loss)............. $(6,910) $ 5,998  $(21,133) $(36,121)
                                         =======  =======  ========  ========

                           PEABODY ENERGY CORPORATION

(4) Business Segments

   The Company's industry and geographic data for continuing operations were as follows (in thousands):

                                     Quarter Ended         Nine Months Ended
                                      December 31,           December 31,
                                 ----------------------  ---------------------
                                    1999        2000        1999       2000
                                    ----        ----        ----       ----
Revenues:
 U.S. Mining.................... $   637,557 $  558,139  $1,881,965 $1,766,518
 Non U.S. Mining................      71,660     75,942     169,931    217,969
 Other..........................         229         --         293        206
                                 ----------- ----------  ---------- ----------
                                 $   709,446 $  634,081  $2,052,189 $1,984,693
                                 =========== ==========  ========== ==========
Operating profit (loss):
 U.S. Mining.................... $    36,806 $   29,161  $  103,919 $   75,848
 Non U.S. Mining................      14,951     23,575      37,135     49,051
 Other..........................         648        (13)         21      8,141
                                 ----------- ----------  ---------- ----------
                                 $    52,405 $   52,723  $  141,075 $  133,040
                                 =========== ==========  ========== ==========
Depreciation, depletion, and
 amortization:
 U.S. Mining.................... $    54,392 $   51,579  $  167,084 $  156,885
 Non U.S. Mining................       8,971      7,284      23,946     23,254
                                 ----------- ----------  ---------- ----------
                                 $    63,363 $   58,863  $  191,030 $  180,139
                                 =========== ==========  ========== ==========
Total Assets
 U.S. Mining.................... $ 5,105,025 $4,836,828  $5,105,025 $4,836,828
 Non U.S. Mining................     567,912    514,369     567,912    514,369
 Other..........................   1,094,206    121,205   1,094,206    121,205
                                 ----------- ----------  ---------- ----------
                                 $ 6,767,143 $5,472,402  $6,767,143 $5,472,402
                                 =========== ==========  ========== ==========
Revenues:
 United States.................. $   637,786 $  558,139  $1,882,258 $1,766,724
 Non U.S........................      71,660     75,942     169,931    217,969
                                 ----------- ----------  ---------- ----------
                                 $   709,446 $  634,081  $2,052,189 $1,984,693
                                 =========== ==========  ========== ==========
Operating profit:
 United States.................. $    37,454 $   29,148  $  103,940 $   83,989
 Non U.S........................      14,951     23,575      37,135     49,051
                                 ----------- ----------  ---------- ----------
                                 $    52,405 $   52,723  $  141,075 $  133,040
                                 =========== ==========  ========== ==========
Depreciation, depletion, and
 amortization:
 United States.................. $    54,392 $   51,579  $  167,084 $  156,885
 Non U.S........................       8,971      7,284      23,946     23,254
                                 ----------- ----------  ---------- ----------
                                 $    63,363 $   58,863  $  191,030 $  180,139
                                 =========== ==========  ========== ==========
Total Assets
 United States.................. $ 6,199,231 $4,958,033  $6,199,231 $4,958,033
 Non U.S........................     567,912    514,369     567,912    514,369
                                 ----------- ----------  ---------- ----------
                                 $ 6,767,143 $5,472,402  $6,767,143 $5,472,402
                                 =========== ==========  ========== ==========

                           PEABODY ENERGY CORPORATION

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

                           PEABODY ENERGY CORPORATION

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

                           Peabody Energy Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations

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
                          ========    ========     ========     =======      ========

                           Peabody Energy Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations

                    For the Quarter Ended December 31, 2000
                                 (In thousands)

                                                    Non-
                          Parent    Guarantor    Guarantor
                         Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         --------  ------------ ------------ ------------ ------------
Total revenues.......... $    --     $451,039     $198,613     $(15,571)    $634,081
Costs and expenses:
  Operating costs and
   expenses.............      --      369,399      146,872      (15,571)     500,700
  Depreciation,
   depletion and
   amortization.........      --       42,769       16,094          --        58,863
  Selling and
   administrative
   expenses.............    1,129      18,902        3,455          --        23,486
  Net gain on property
   and equipment
   disposals............      --       (1,663)         (28)         --        (1,691)
  Interest expense......   39,908      37,671        5,350      (32,409)      50,520
  Interest income.......  (17,099)    (15,972)        (577)      32,409       (1,239)
                         --------    --------     --------     --------     --------
Income (loss) before
 income taxes and
 minority interests.....  (23,938)        (67)      27,447          --         3,442
  Income tax provision
   (benefit)............   (5,334)         48        9,746          --         4,460
  Minority interests....      --          --         1,016          --         1,016
                         --------    --------     --------     --------     --------
Net income (loss)....... $(18,604)   $   (115)    $ 16,685     $    --      $ (2,034)
                         ========    ========     ========     ========     ========

                           Peabody Energy Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations

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
                          =========   ==========    ========     =======     ==========

                           Peabody Energy Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Operations

                  For the Nine Months Ended December 31, 2000
                                 (In thousands)

                                                     Non-
                           Parent    Guarantor    Guarantor
                          Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          --------  ------------ ------------ ------------ ------------
Total revenues..........  $    --    $1,413,376    $603,961     $(32,644)   $1,984,693
Costs and expenses:
  Operating costs and
   expenses.............       --     1,182,199     460,108      (32,644)    1,609,663
  Depreciation,
   depletion and
   amortization.........       --       129,206      50,933          --        180,139
  Selling and
   administrative
   expenses.............     1,385       52,645      12,885          --         66,915
  Net gain on property
   and equipment
   disposals............       --        (4,504)       (560)         --         (5,064)
  Interest expense......   122,576       82,533      14,946      (66,609)      153,446
  Interest income.......   (51,310)     (21,368)       (924)      66,609        (6,993)
                          --------   ----------    --------     --------    ----------
Income (loss) before
 income taxes and
 minority interests.....   (72,651)      (7,335)     66,573          --        (13,413)
  Income tax provision
   (benefit)............   (17,888)      (1,547)     23,118          --          3,683
  Minority interests....       --           --        4,641          --          4,641
                          --------   ----------    --------     --------    ----------
Income (loss) from
 continuing operations..   (54,763)      (5,788)     38,814          --        (21,737)
Discontinued operations:
  Gain from disposal of
   discontinued
   operations, net of
   income taxes.........        88       11,672         --           --         11,760
                          --------   ----------    --------     --------    ----------
Net income (loss).......  $(54,675)  $    5,884    $ 38,814     $    --     $   (9,977)
                          ========   ==========    ========     ========    ==========

                           Peabody Energy Corporation
          Unaudited Supplemental Condensed Consolidated Balance Sheets

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
                          ==========   ==========   ==========  ===========    ==========

                           Peabody Energy Corporation
          Unaudited Supplemental Condensed Consolidated Balance Sheets

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
                          ==========   ==========    ========   ===========    ==========

                           Peabody Energy Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows

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
                               =========   =========    =========    =========

                           Peabody Energy Corporation
     Unaudited Supplemental Condensed Statements of Consolidated Cash Flows

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
                                ========    ========     ========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                      Quarter Ended       Nine Months Ended
                                      December 31,          December 31,
                                    ------------------  ----------------------
                                      1999      2000       1999        2000
                                    --------  --------  ----------  ----------
                                            (Dollars in thousands)
Revenues:
  Sales............................ $677,582  $605,520  $1,979,583  $1,918,337
  Other revenues...................   31,864    28,561      72,606      66,356
                                    --------  --------  ----------  ----------
    Total revenues.................  709,446   634,081   2,052,189   1,984,693
Operating costs and expenses.......  571,647   500,700   1,657,832   1,609,663
Depreciation, depletion and
 amortization......................   63,363    58,863     191,030     180,139
Selling and administrative
 expenses..........................   23,338    23,486      66,474      66,915
Net gain on property and equipment
 disposals.........................   (1,307)   (1,691)     (4,222)     (5,064)
                                    --------  --------  ----------  ----------
  Operating profit.................   52,405    52,723     141,075     133,040
Interest expense...................   50,526    50,520     153,097     153,446
Interest income....................     (759)   (1,239)     (2,817)     (6,993)
                                    --------  --------  ----------  ----------
  Income (loss) before income taxes
   and minority interests..........    2,638     3,442      (9,205)    (13,413)
Income tax provision...............    2,449     4,460       1,466       3,683
Minority interests.................    6,274     1,016      11,898       4,641
                                    --------  --------  ----------  ----------
  Loss from continuing operations..   (6,085)   (2,034)    (22,569)    (21,737)
Discontinued operations:
  Loss from discontinued
   operations......................   (3,620)      --       (8,109)        --
  Gain from disposal of
   discontinued operations.........      --        --          --       11,760
                                    --------  --------  ----------  ----------
    Net loss....................... $ (9,705) $ (2,034) $  (30,678) $   (9,977)
                                    ========  ========  ==========  ==========
Other Data:
Tons sold (in millions)............     49.1      46.8       144.2       143.7
                                    ========  ========  ==========  ==========
EBITDA(/1/)........................ $115,768  $111,586  $  332,105  $  313,179
                                    ========  ========  ==========  ==========
Cash provided by (used in):
  Operating activities.............                     $   98,609  $  100,564
  Investing activities.............                       (155,981)    (31,732)
  Financing activities.............                        (42,444)   (100,068)

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

   Operating Profit. Operating profit was $52.7 million for the quarter ended December 31, 2000, an increase of $0.3 million, or 0.6% compared to the prior year. Australia's operating profit increased $8.6 million as a result of higher mining services revenues, combined with lower long-term employee benefit costs related to the wind down of production at Ravensworth, partially offset by unfavorable currency translation. Operating profit from U.S. operations decreased $8.3 million in the current year quarter.

   U.S. operations experienced a 43% increase in fuel prices from the prior year quarter, which decreased operating profit by $6.5 million. Operating profit in the Midwest declined $10.3 million as compared to the prior year, due to the closure and suspension of three mines in the prior year and the closure of another mine early in the third quarter of the current year. Black Beauty's operating profit was $14.3 million below the prior year, mainly due to a $13.0 million gain on contract restructuring in the prior year quarter. Operating difficulties at several mines, including Black Beauty's 75% owned Sugar Camp Coal operations, due to poor geological and weather conditions also contributed to the current year decrease. In addition, the Company recognized $1.1 million of compensation expense associated with the grant of 89,530 shares of Class B common stock to certain members of management.

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

   Income Taxes. For the quarter ended December 31, 2000, income tax expense was $4.5 million on pretax income of $3.4 million, compared to income tax expense of $2.4 million on pretax income of $2.6 million in the prior year. The Company's consolidated tax position is impacted by the percentage depletion tax deduction utilized by the Company and its U.S. subsidiaries that creates an alternative minimum tax situation, and the positive contribution of its Australian operations, which are taxed at a higher rate than the U.S. operations. On a consolidated basis, the Australian income tax expense exceeded the income tax benefit recorded on U.S. pretax losses in the current and prior period.

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

   Operating Profit. For the nine-month period, operating profit was $133.0 million, a decrease of $8.1 million from the prior year period. Operating margin was 6.9% in the current year, down from 7.1% in the prior nine-month period. The negative impact of a 50% increase in fuel prices was $17.5 million for the recent nine-month period. At our U.S. mining operations, operating profit (excluding fuel cost variances) declined $2.5 million.

   Operating profit in the Powder River region increased $22.2 million mainly due to higher pricing in the current year. In the Southwest region, operating profit increased $9.0 million as a result of improved productivity and slightly higher sales volume in the current year. In addition, operating profit from trading operations increased $4.4 million over the prior year. Offsetting these increases was a decrease in the Midwest region of $40.4 million from the closure and suspension of three mines in the prior year and the closure of another mine early in the third quarter of the current year and additional compensation expense of $1.1 million discussed above. Black Beauty's operating profit decreased $16.1 million due to the operating difficulties resulting from poor geological conditions we encountered during the period that increased mining costs and unfavorable weather conditions in the third quarter, which delayed production and transportation of coal. Appalachia's operating profit decreased $10.7 million from poor mining conditions at certain underground operations and lower average pricing due to contract expirations, partially offset by improved performance at the region's longwall operations.

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

   Income Taxes. For the nine months ended December 31, 2000, income tax expense was $3.7 million on a pretax loss of $13.4 million, compared to income tax expense of $1.5 million on a pretax loss of $9.2 million in the prior year. The Company's consolidated tax position is impacted by the percentage depletion tax deduction utilized by the Company and its U.S. subsidiaries that creates an alternative minimum tax situation, and the positive contribution of its Australian operations, which are taxed at a higher rate than the U.S. operations. On a consolidated basis, the Australian income tax expense exceeded the income tax benefit recorded on U.S. pretax losses in the current and prior period.

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

   On January 29, 2001, the Company received $455 million of gross cash proceeds from the sale of its Australian operations, subject to post-closing adjustments. In February, the Company repaid all $110 million of tranche A loans and $138 million of tranche B loans outstanding under the Senior Credit Facility. After giving effect to those repayments, the Company had no remaining tranche A loans outstanding and $332 million of tranche B loans outstanding.

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

                                          PEABODY ENERGY CORPORATION

Date: April 27, 2001

                                                  /s/ Richard A. Navarre
                                          By: _________________________________
                                                    Richard A. Navarre
                                            Executive Vice President and Chief
                                                     Financial Officer
                                               (Principal Financial Officer)

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