Form 10-K405/A
period 2001-03-31
PEABODY ENERGY CORP
filed 2001-07-03
CIK 1064728

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                               (Amendment No. 1)



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

This Form 10-K/A is hereby filed with respect to the Annual Report on Form 10-K for the year ended March 31, 2001 of Peabody Energy Corporation filed with the Securities and Exchange Commission on June 28, 2001 to correct a typographical error related to the years referenced in the columnar headings of the consolidated balance sheet on page 44.


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

                           PEABODY ENERGY CORPORATION

                                 BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                             AS OF MARCH 31,
                                                                                                     ----------------------------
                                                                                                         2001              2000
                                                                                                     -----------      -----------
                                              ASSETS
Current assets
    Cash and cash equivalents ..................................................................     $    62,723      $    65,618
    Accounts receivable, less allowance of $1,213 and $1,233, respectively .....................         147,808          153,021
    Materials and supplies .....................................................................          38,733           48,809
    Coal inventory .............................................................................         171,479          193,341
    Assets from coal and emission allowance trading activities .................................         172,330           78,695
    Deferred income taxes ......................................................................          12,226           49,869
    Other current assets .......................................................................          24,656           43,192
                                                                                                     -----------      -----------
        Total current assets ...................................................................         629,955          632,545
Property, plant, equipment and mine development
    Land and coal interests ....................................................................       3,895,966        4,135,010
    Building and improvements ..................................................................         332,428          350,284
    Machinery and equipment ....................................................................         631,605          741,486
    Less accumulated depreciation, depletion and amortization ..................................        (537,360)        (411,270)
                                                                                                     -----------      -----------
Property, plant, equipment and mine development, net ...........................................       4,322,639        4,815,510
Net assets of discontinued operations ..........................................................              --           90,000
Investments and other assets ...................................................................         256,893          288,794
                                                                                                     -----------      -----------
            Total assets .......................................................................     $ 5,209,487      $ 5,826,849
                                                                                                     ===========      ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current maturities of long-term debt .............................     $    36,305      $    57,977
    Income taxes payable .......................................................................             491           13,594
    Liabilities from coal and emission allowance trading activities ............................         163,713           75,883
    Accounts payable and accrued expenses ......................................................         576,476          573,137
                                                                                                     -----------      -----------
        Total current liabilities ..............................................................         776,985          720,591
Long-term debt, less current maturities ........................................................       1,369,316        2,018,189
Deferred income taxes ..........................................................................         570,705          625,124
Accrued reclamation and other environmental liabilities ........................................         447,713          502,092
Workers' compensation obligations ..............................................................         210,780          212,260
Accrued postretirement benefit costs ...........................................................         974,079          971,186
Obligation to industry fund ....................................................................          52,172           64,737
Other noncurrent liabilities ...................................................................         135,041          162,979
                                                                                                     -----------      -----------
        Total liabilities ......................................................................       4,536,791        5,277,158
Minority interests .............................................................................          41,458           41,265
Stockholders' equity
    Preferred stock--$0.01 per share par value; 14,000,000 shares authorized,
      7,000,000 shares issued and outstanding as of March 31, 2001 and 2000 ....................              50               50
    Common stock--Class A, $0.01 per share par value; 42,000,000 shares authorized,
      26,600,000 shares issued and outstanding as of March 31, 2001 and 2000 ...................             190              190
    Common stock--Class B, $0.01 per share par value; 4,200,000 shares authorized,
      1,033,490 shares issued and 1,010,509 shares outstanding as of March 31,
      2001; 4,200,000 shares authorized, 1,039,176 shares issued and 958,263
      shares outstanding as of March 31, 2000 ..................................................               8                7
    Additional paid-in capital .................................................................         498,198          494,237
    Employee stock loans .......................................................................          (2,553)          (2,391)
    Accumulated other comprehensive loss .......................................................            (862)         (12,667)
    Retained earnings ..........................................................................         136,279           29,219
    Treasury shares, at cost: 22,981 and 80,913 Class B shares as of March 31, 2001 and 2000 ...             (72)            (219)
                                                                                                     -----------      -----------
        Total stockholders' equity .............................................................         631,238          508,426
                                                                                                     -----------      -----------
            Total liabilities and stockholders' equity .........................................     $ 5,209,487      $ 5,826,849
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

                           PEABODY ENERGY CORPORATION

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/INVESTED CAPITAL
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                        SHARES                                          ADDITIONAL
                                                          ------------------------------------  PREFERRED   COMMON       PAID-IN
PREDECESSOR COMPANY                                        PREFERRED     CLASS A      CLASS B     STOCK      STOCK       CAPITAL
-------------------                                       ----------     -------      --------  ---------   ------      ----------
March 31, 1998 ........................................           --           --           --    $  --   $       --   $       --
  Comprehensive loss:
    Net income ........................................           --           --           --       --           --           --
    Foreign currency translation adjustment ...........           --           --           --       --           --           --
  Comprehensive loss ..................................
  Dividend paid .......................................           --           --           --       --           --           --
  Net transactions with affiliates ....................           --           --           --       --           --           --
                                                          ----------   ----------   ----------    -----   ----------   ----------
May 19, 1998 ..........................................           --           --           --    $  --   $       --   $       --
                                                          ==========   ==========   ==========    =====   ==========   ==========
May 20, 1998 ..........................................           --           --           --    $  --   $       --   $       --
  Capital contribution ................................    7,000,000   26,600,000           --       50          190      479,760
  Comprehensive income:
    Net income ........................................           --           --           --       --           --           --
    Foreign currency translation adjustment ...........           --           --           --       --           --           --
    Minimum pension liability (net of $1,248 tax
      provision) ......................................           --           --           --       --           --           --
  Comprehensive income ................................
  Stock grants to employees ...........................           --           --      775,778       --            5       13,119
  Stock purchases by employees ........................           --           --      216,499       --            2        1,093
                                                          ----------   ----------   ----------    -----   ----------   ----------
March 31, 1999 ........................................    7,000,000   26,600,000      992,277       50          197      493,972
  Comprehensive income:
    Net income ........................................           --           --           --       --           --           --
    Foreign currency translation adjustment ...........           --           --           --       --           --           --
    Minimum pension liability (net of $1,248 tax
      benefit) ........................................           --           --           --       --           --           --
  Comprehensive income ................................
  Stock grants to employees ...........................           --           --       46,899       --           --          265
  Loan repayments .....................................           --           --           --       --           --           --
  Additional loans ....................................           --           --           --       --           --           --
  Shares repurchased ..................................           --           --      (80,913)      --           --           --
                                                          ----------   ----------   ----------    -----   ----------   ----------
March 31, 2000 ........................................    7,000,000   26,600,000      958,263       50          197      494,237
  Comprehensive income:
    Net income ........................................           --           --           --       --           --           --
    Foreign currency translation adjustment ...........           --           --           --       --           --           --
    Reclassification of foreign currency translation
      adjustment ......................................           --           --           --       --           --           --
    Minimum pension liability (net of $615 tax
      benefit) ........................................           --           --           --       --           --           --
  Comprehensive income ................................
  Stock grants to employees ...........................           --           --      284,362       --            1        3,961
  Loan repayments .....................................           --           --           --       --           --           --
  Shares repurchased ..................................           --           --     (232,116)      --           --           --
                                                          ----------   ----------   ----------    -----   ----------   ----------
March 31, 2001 ........................................    7,000,000   26,600,000    1,010,509    $  50   $      198   $  498,198
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


                                        Date:  July 3, 2001



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



              SIGNATURE                                            TITLE                                      DATE
              ---------                                            -----                                      ----

      IRL F. ENGELHARDT
------------------------------------                                                                      July 3, 2001
      Irl F. Engelhardt                           Chairman, Chief Executive Officer and Director
                                                  (principal executive officer)
           *
------------------------------------                                                                      July 3, 2001
      Richard M. Whiting                          President, Chief Operating Officer and Director


      RICHARD A. NAVARRE
------------------------------------                                                                      July 3, 2001
      Richard A. Navarre                          Executive Vice President and Chief Financial Officer
                                                  (principal financial and accounting officer)
           *
------------------------------------                                                                      July 3, 2001
      Henry E. Lentz                              Vice President, Assistant Secretary and Director

           *
------------------------------------                                                                      July 3, 2001
      Roger H. Goodspeed                          Director

           *
------------------------------------                                                                      July 3, 2001
      Alan H. Washkowitz                          Director




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

     10.25*+  Form of First Amendment to Stockholders' Agreement dated as of
                  May 19, 1998.

     10.26*+  Long-Term Equity Incentive Plan.
     10.27*+  2001 Employee Stock Purchase Plan.
     10.28*+  Equity Incentive Plan for Non-Employee Directors.
     10.29*+  Form of Amendment to the Non-Qualified Stock Option Agreement.
     21+      List of Subsidiaries.
     23       Consent of Ernst & Young LLP, Independent Auditors.
     24+      Power of Attorney.


* These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to
     Item 14(c) of this report.


+ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2001 as filed with the Securities and Exchange Commission on June 28, 2001.

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