Form 10-Q
period 2001-06-30
PEABODY ENERGY CORP
filed 2001-08-13
CIK 1064728

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001
                                ------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ----------------------   -----------------------

Commission File Number  1-16463
                        --------------------------------------------------------

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

     Number of shares outstanding of each of the Registrant's classes of Common Stock, as of July 31, 2001: Common Stock, par value $0.01 per share, 51.9 million shares outstanding.

                                     INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements                                           Page
                                                                        --------

           Unaudited Condensed Consolidated Statements of Operations
           for the Quarters Ended June 30, 2001 and 2000.......................1

           Condensed Consolidated Balance Sheets as of June 30, 2001
           (unaudited) and March 31, 2001......................................2

           Unaudited Condensed Consolidated Statements of Cash Flows
           for the Quarters Ended June 30, 2001 and 2000.......................3

           Notes to Unaudited Condensed Consolidated Financial Statements......4

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........14


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................16

  Item 2.  Changes in Securities and Use of Proceeds..........................16

  Item 6.  Exhibits and Reports on Form 8-K...................................17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           PEABODY ENERGY CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except share information)




                                                            Quarter Ended
                                                               June 30,
                                                          2001          2000
                                                      ------------  ------------
REVENUES
    Sales                                             $   625,890   $   658,653
    Other revenues                                         31,372        14,368
                                                      ------------  ------------
         Total revenues                                   657,262       673,021
COSTS AND EXPENSES
    Operating costs and expenses                          532,446       550,558
    Depreciation, depletion and amortization               59,324        60,467
    Selling and administrative expenses                    22,526        22,803
    Net gain on property and equipment disposals           (7,061)       (1,764)
                                                      ------------  ------------
OPERATING PROFIT                                           50,027        40,957
    Interest expense                                       34,533        51,470
    Interest income                                        (1,342)       (4,560)
                                                      ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                       16,836        (5,953)
    Income tax provision                                    4,264           336
    Minority interests                                      2,666         2,181
                                                      ------------  ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                    9,906        (8,470)
    Gain from disposal of discontinued operations,
      net of income tax provision of $3,180                   -           8,820
                                                      ------------  ------------
INCOME BEFORE EXTRAORDINARY ITEM                            9,906           350
    Extraordinary loss from early extinguishment
      of debt, net of income tax benefit of $9,203        (27,604)          -
                                                      ------------  ------------
NET INCOME (LOSS)                                     $   (17,698)  $       350
                                                      ============  ============

BASIC EARNINGS (LOSS) PER SHARE:
    Income (loss) from continuing operations          $      0.23   $     (0.25)
    Gain from disposal of discontinued operations             -            0.26
    Extraordinary loss from early extinguishment
      of debt                                               (0.65)          -
                                                      ------------  ------------
    Net income (loss)                                 $     (0.42)  $      0.01
                                                      ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                    42,215,878    27,511,978
                                                      ============  ============

DILUTED EARNINGS (LOSS) PER SHARE:
    Income (loss) from continuing operations          $      0.22   $     (0.25)
    Gain from disposal of discontinued operations             -            0.26
    Extraordinary loss from early extinguishment
      of debt                                               (0.62)          -
                                                      ------------  ------------
    Net income (loss)                                 $     (0.40)  $      0.01
                                                      ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                    44,213,833    27,511,978
                                                      ============  ============

                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                           PEABODY ENERGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                      (Unaudited)
                                                        June 30,      March 31,
                                                          2001          2001
                                                      ------------  ------------
ASSETS
Current assets
    Cash and cash equivalents                         $    31,155   $    62,723
    Accounts receivable, less allowance for doubtful
      accounts of $1,213 at June 30, 2001 and
      March 31, 2001                                      162,513       147,808
    Materials and supplies                                 40,293        38,733
    Coal inventory                                        172,333       171,479
    Assets from coal and emission allowance trading
      activities                                          128,439       172,330
    Deferred income taxes                                   7,982        12,226
    Other current assets                                   24,900        24,656
                                                      ------------  ------------
         Total current assets                             567,615       629,955
Property, plant, equipment and mine development, net
  of accumulated depreciation, depletion and
  amortization of $585,862 at June 30, 2001
  and $537,360 at March 31, 2001                        4,312,676     4,322,639
Investments and other assets                              265,288       256,893
                                                      ------------  ------------
         Total assets                                 $ 5,145,579   $ 5,209,487
                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current maturities
      of long-term debt                               $    27,690   $    36,305
    Liabilities from coal and emission allowance
      trading activities                                  116,416       163,713
    Accounts payable and accrued expenses                 506,893       576,967
                                                      ------------  ------------
         Total current liabilities                        650,999       776,985

Long-term debt, less current maturities                   993,308     1,369,316
Deferred income taxes                                     562,482       570,705
Accrued reclamation and other environmental
  liabilities                                             447,486       447,713
Workers' compensation obligations                         212,182       210,780
Accrued postretirement benefit costs                      980,731       974,079
Obligation to industry fund                                52,257        52,172
Other noncurrent liabilities                              137,052       135,041
                                                      ------------  ------------
         Total liabilities                              4,036,497     4,536,791
Minority interests                                         41,916        41,458
Stockholders' equity:
    Preferred Stock -  $0.01 per share par value;
      14,000,000 shares authorized, 7,000,000 shares
      issued and outstanding as of March 31, 2001             -              70
    Common Stock - Class A, $0.01 per share par
      value; 42,000,000 shares authorized,
      26,600,000 shares issued and outstanding
      as of March 31, 2001                                    -             266
    Common Stock - Class B, $0.01 per share par
      value; 4,200,000 shares authorized,
      1,033,490 shares issued and 1,010,509 shares
      outstanding as of March 31, 2001                        -              10
    Common Stock - $0.01 per share par value;
      150,000,000 shares authorized, 51,950,541
      shares issued and 51,939,026 shares
      outstanding as of June 30, 2001                         520           -
    Additional paid-in capital                            951,554       498,100
    Retained earnings                                     118,581       136,279
    Employee stock loans                                   (2,584)       (2,553)
    Accumulated other comprehensive loss                     (862)         (862)
    Treasury shares, at cost: 11,515 and 22,981
      shares as of June 30, 2001 and March 31,
      2001, respectively                                      (43)          (72)
                                                      ------------  ------------
         Total stockholders' equity                     1,067,166       631,238
                                                      ------------  ------------
             Total liabilities and
               stockholders' equity                   $ 5,145,579   $ 5,209,487
                                                      ============  ============

                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                           PEABODY ENERGY CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                            Quarter Ended
                                                               June 30,
                                                          2001          2000
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $   (17,698)  $       350
    Gain from disposal of discontinued operations             -          (8,820)
    Extraordinary loss from early extinguishment
      of debt                                              27,604           -
                                                      ------------  ------------
         Income (loss) from continuing operations           9,906        (8,470)
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by (used in)
  operating activities:
    Depreciation, depletion and amortization               59,324        60,467
    Deferred income taxes                                   4,121        (4,717)
    Amortization of debt discount and debt
      issuance costs                                        2,888         4,216
    Net gain on property and equipment disposals           (7,061)       (1,764)
    Minority interests                                      2,666         2,181
    Changes in current assets and liabilities:
      Sale of accounts receivable                             -          25,000
      Accounts receivable, net of sale                    (14,536)      (29,479)
      Materials and supplies                               (1,510)       (1,384)
      Coal inventory                                         (854)        3,571
      Net assets from coal and emission allowance
        trading activities                                 (3,406)          369
      Other current assets                                   (244)          494
      Accounts payable and accrued expenses               (70,424)      (42,402)
    Accrued reclamation and related liabilities            (1,877)       (4,425)
    Workers' compensation obligations                         902           631
    Accrued postretirement benefit costs                    2,102         3,793
    Obligation to industry fund                                85            30
    Other, net                                            (13,993)        5,147
                                                      ------------  ------------
         Net cash provided by (used in) operating
           activities                                     (31,911)       13,258
                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and
  mine development                                        (43,022)      (29,338)
Additions to advance mining royalties                      (3,103)       (6,252)
Proceeds from property and equipment disposals              4,640         4,243
Proceeds from sale-leaseback transactions                   6,968        23,787
                                                      ------------  ------------
         Net cash used in investing activities            (34,517)       (7,560)
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term borrowings and
  long-term debt                                           11,851         3,702
Payments of short-term borrowings and long-term debt     (427,566)      (26,950)
Net proceeds from initial public offering                 451,832           -
Distributions to minority interests                        (2,208)         (844)
Other                                                         951           -
                                                      ------------  ------------
         Net cash provided by (used in) financing
           activities                                      34,860       (24,092)
Effect of exchange rate changes on cash and cash
  equivalents                                                 -            (230)
                                                      ------------  ------------
Net decrease in cash and cash equivalents                 (31,568)      (18,624)
Cash and cash equivalents at beginning of period           62,723        65,618
                                                      ------------  ------------
Cash and cash equivalents at end of period            $    31,155   $    46,994
                                                      ============  ============

                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                           PEABODY ENERGY CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying condensed consolidated financial statements include the consolidated statements of operations, balance sheets, and cash flows of Peabody Energy Corporation (the "Company"). The statements of operations and cash flows for the three months ended June 30, 2001 and the balance sheets as of June 30, 2001 and March 31, 2001 include the subsidiaries of Peabody Holding Company, Inc. ("Peabody Holding Company") and Gold Fields Mining Corporation ("Gold Fields") which owns Lee Ranch Coal Company ("Lee Ranch"). In addition to these entities, the statements of operations and cash flows for the three months ended June 30, 2000 also include the results of the Company's Australian operations, which were sold in January 2001.

     The accompanying condensed consolidated financial statements as of June 30, 2001 and for the three months ended June 30, 2001 and 2000, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the nine-month period ended December 31, 2001.

     In July 2001, the Company announced that it will change its fiscal year-end from March 31 to December 31. This change will first be effective with respect to the nine-month transition period ending December 31, 2001.

(2)  Initial Public Offering

     On May 22, 2001, the Company completed an initial public offering of 17,250,000 shares of common stock. Net proceeds from the offering of $451.8 million were primarily used to repay debt. See further discussion of these debt repayments in Note 3 below.

(3)  Extraordinary Loss from Early Extinguishment of Debt

     During the three months ended June 30, 2001, the Company used the majority of the $451.8 million of net proceeds from its initial public offering to repay debt. The Company repaid its remaining outstanding tranche B term loan under its Senior Credit Facility of $125.0 million and used $100.0 million to repay borrowings under the revolving credit facility that were used to repay a portion of the Company's 5% subordinated note. The Company used $173.0 million of proceeds from the offering to repurchase $80.0 million in principal of the Senior Notes and $80.0 million in principal of the Senior Subordinated Notes pursuant to a previously announced tender offer. Finally, the Company used $3.1 million and $12.7 million of proceeds to repurchase an additional $2.9 million in principal of the Senior Notes and $11.7 million in principal of the Senior Subordinated Notes, respectively, in a private transaction.

     The repayments resulted in an extraordinary loss of $27.6 million, net of income taxes, which represented the excess of cash paid over the carrying value of the debt retired and the accelerated write-off of debt issuance costs related to the debt repaid.

(4)  Adoption of New Accounting Standards

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of SFAS Nos. 133, 137 and 138 did not have a significant impact on the Company's financial statements.

     In addition, the Derivatives Implementation Group, ("DIG") has concluded on certain SFAS Nos. 133 and 138 Implementation Issues, some of which could affect the Company beginning on July 1, 2001. While the Company continues to evaluate the impact of the DIG interpretive guidance, it currently does not anticipate that it will have a material impact on its results of operations.

(5)  Earnings Per Share

Quarter Ended June 30, 2001

     In connection with the Company's initial public offering in May 2001, all outstanding shares of preferred stock, Class A common stock and Class B common stock were converted into a single class of common stock on a one-for-one basis. A reconciliation of the weighted average shares outstanding as of June 30, 2001 follows:
                                                                      Quarter
                                                                       Ended
                                                                      June 30,
                                                                        2001
                                                                    ------------
Weighted average shares outstanding - basic
  earnings per share                                                 42,215,878

Dilutive impact of stock options                                      1,997,955
                                                                    ------------
Weighted average shares outstanding - diluted
  earnings per share                                                 44,213,833
                                                                    ============

Quarter Ended June 30, 2000

     Prior to its initial public offering, the Company applied the "two-class method" of computing income per share as prescribed in SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, income or loss is allocated to preferred stock, Class A common stock and Class B common stock on a pro-rata basis. Basic and diluted earnings (loss) per share is calculated by dividing loss from continuing operations, gain from disposal of discontinued operations and net income, respectively, that is attributed to the Company's Class A and Class B common shares by the weighted average number of common shares outstanding for each class of common stock.

     A reconciliation of loss from continuing operations, gain from disposal of discontinued operations and net income follows (in thousands):
                                                                      Quarter
                                                                       Ended
                                                                      June 30,
                                                                        2000
                                                                    ------------
Loss from continuing operations attributed to:
  Preferred stock                                                   $    (1,718)
  Class A common stock                                                   (6,528)
  Class B common stock                                                     (224)
                                                                    ------------
                                                                    $    (8,470)
                                                                    ============
Gain from disposal of discontinued operations attributed to:
  Preferred stock                                                   $     1,789
  Class A common stock                                                    6,798
  Class B common stock                                                      233
                                                                    ------------
                                                                    $     8,820
                                                                    ============
Net income attributed to:
  Preferred stock                                                   $        71
  Class A common stock                                                      270
  Class B common stock                                                        9
                                                                    ------------
                                                                    $       350
                                                                    ============

     Any potential difference between basic and diluted income (loss) per share is solely attributable to stock options. For the quarter ended June 30, 2000, all stock options outstanding were excluded from the diluted income per share calculations for the Company's Class A common stock because they were anti-dilutive.

(6)  Comprehensive Loss

     The following table sets forth the components of comprehensive loss for the quarters ended June 30, 2001 and 2000 (in thousands):
                                                            Quarter Ended
                                                               June 30,
                                                          2001          2000
                                                      ------------  ------------
Net income (loss)                                     $   (17,698)  $       350
Foreign currency translation adjustment                       -          (4,654)
                                                      ------------  ------------
Comprehensive loss                                    $   (17,698)  $    (4,304)
                                                      ============  ============

(7)  Segment Information

     The Company's industry and geographic data for continuing operations were as follows (in thousands):
                                                            Quarter Ended
                                                               June 30,
                                                          2001          2000
                                                      ------------  ------------
Revenues:
   U.S. Mining                                        $   654,031   $   603,503
   Non U.S. Mining                                            -          69,312
   Other                                                    3,231           206
                                                      ------------  ------------
                                                      $   657,262   $   673,021
                                                      ============  ============
Operating profit:
   U.S. Mining                                        $    48,122   $    28,123
   Non U.S. Mining                                            -          12,649
   Other                                                    1,905           185
                                                      ------------  ------------
                                                      $    50,027   $    40,957
                                                      ============  ============
Revenues:
   United States                                      $   657,262   $   603,709
   Non U.S.                                                   -          69,312
                                                      ------------  ------------
                                                      $   657,262   $   673,021
                                                      ============  ============
Operating profit:
   United States                                      $    50,027   $    28,308
   Non U.S.                                                   -          12,649
                                                      ------------  ------------
                                                      $    50,027   $    40,957
                                                      ============  ============

(8)  Commitments and Contingencies

     Environmental claims have been asserted against a subsidiary of the Company at 18 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

     The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in its consolidated balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded in "Accrued reclamation and other environmental liabilities" were $47.0 million and $48.0 million at June 30, 2001 and March 31, 2001, respectively. This amount represents those costs that the Company believes are probable and reasonably estimable.

     On June 18, 1999, The Navajo Nation served our subsidiaries, Peabody Holding Company, Inc., Peabody Coal Company and Peabody Western Coal Company, with a complaint that had been filed in the U.S. District Court for the District of Columbia. Other defendants in the litigation are one customer, one current employee and one former employee. The Navajo Nation has alleged 16 claims, including Civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations and fraud and tortious interference with contractual relationships. The complaint alleges that the defendants jointly participated in unlawful activity to obtain favorable coal lease amendments. Plaintiff also alleges that defendants interfered with the fiduciary relationship between the United States and the Navajo Nation. The plaintiff is seeking various remedies including actual damages of at least $600 million, which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western Coal Company's two coal leases for the Kayenta and Black Mesa mines have terminated due to a breach of these leases and a reformation of the two coal leases to adjust the royalty rate to 20%. All defendants have filed motions to dismiss the complaint. On March 15, 2001, the court denied the Peabody defendants' motions to dismiss.

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

(9)  Supplemental Guarantor/Non-Guarantor Financial Information

     In accordance with the indentures governing the Senior Notes and Senior Subordinated Notes, certain wholly owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes and Senior Subordinated Notes on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes and Senior Subordinated Notes. The following condensed historical financial statement information is provided for such Guarantor/Non-Guarantor Subsidiaries.

                           PEABODY ENERGY CORPORATION
     Unaudited Supplemental Condensed Consolidated Statements of Operations
                          Quarter Ended June 30, 2001
                                 (In thousands)

                                                        Parent        Guarantor     Non-Guarantor
                                                        Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      -------------  -------------  -------------  -------------  -------------
Total revenues                                        $        -     $    517,672   $    162,051   $    (22,461)  $    657,262
Costs and expenses
    Operating costs and expenses                               -          423,242        131,665        (22,461)       532,446
    Depreciation, depletion and amortization                   -           46,398         12,926            -           59,324
    Selling and administrative expenses                        822         17,246          4,458            -           22,526
    Net (gain) loss on property and equipment
      disposals                                                -           (7,075)            14            -           (7,061)
    Interest expense                                        28,279         26,004          2,453        (22,203)        34,533
    Interest income                                        (17,129)        (6,320)           (96)        22,203         (1,342)
                                                      -------------  -------------  -------------  -------------  -------------
Income (loss) before income taxes and
  minority interests                                       (11,972)        18,177         10,631            -           16,836
    Income tax provision (benefit)                          (3,218)         4,792          2,690            -            4,264
    Minority interests                                         -              -            2,666            -            2,666
                                                      -------------  -------------  -------------  -------------  -------------
Income (loss) before extraordinary item                     (8,754)        13,385          5,275            -            9,906
    Extraordinary loss from early
     extinguishment of debt, net of income taxes           (16,574)       (11,030)           -              -          (27,604)
                                                      -------------  -------------  -------------  -------------  -------------
Net income (loss)                                     $    (25,328)  $      2,355   $      5,275   $        -     $    (17,698)
                                                      =============  =============  =============  =============  =============


                           PEABODY ENERGY CORPORATION
     Unaudited Supplemental Condensed Consolidated Statements of Operations
                          Quarter Ended June 30, 2000
(In thousands)
                                                        Parent        Guarantor     Non-Guarantor
                                                        Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      -------------  -------------  -------------  -------------  -------------
Total revenues                                        $        -     $    480,964   $    202,338   $    (10,281)  $    673,021
Costs and expenses
    Operating costs and expenses                               -          406,124        154,715        (10,281)       550,558
    Depreciation, depletion and amortization                   -           42,928         17,539            -           60,467
    Selling and administrative expenses                        108         17,376          5,319            -           22,803
    Net gain on property and equipment disposals               -           (1,236)          (528)           -           (1,764)
    Interest expense                                        42,034         22,255          4,281        (17,100)        51,470
    Interest income                                        (17,111)        (4,384)          (165)        17,100         (4,560)
                                                      -------------  -------------  -------------  -------------  -------------
Income (loss) before income taxes and
  minority interests                                       (25,031)        (2,099)        21,177            -           (5,953)
    Income tax provision (benefit)                          (6,283)          (526)         7,145            -              336
    Minority interests                                         -              -            2,181            -            2,181
                                                      -------------  -------------  -------------  -------------  -------------
Income (loss) from continuing operations                   (18,748)        (1,573)        11,851            -           (8,470)
    Gain from disposal of discontinued operations,
      net of income taxes                                       88          8,732            -              -            8,820
                                                      -------------  -------------  -------------  -------------  -------------
Net income (loss)                                     $    (18,660)  $      7,159   $     11,851   $        -     $        350
                                                      =============  =============  =============  =============  =============

                           PEABODY ENERGY CORPORATION
          Unaudited Supplemental Condensed Consolidated Balance Sheets
                              As of June 30, 2001
                                 (In thousands)

                                                        Parent        Guarantor     Non-Guarantor
                                                        Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      -------------  -------------  -------------  -------------  -------------
ASSETS
Current assets
    Cash and cash equivalents                         $          7   $     25,056   $      6,092   $        -     $     31,155
    Accounts receivable                                        -          159,839         99,030        (96,356)       162,513
    Inventories                                                -          197,865         14,761            -          212,626
    Assets from coal and emission allowance
      trading activities                                       -          128,439            -              -          128,439
    Deferred income taxes                                      -            7,982            -              -            7,982
    Other current assets                                     3,692         12,872          8,336            -           24,900
                                                      -------------  -------------  -------------  -------------  -------------
           Total current assets                              3,699        532,053        128,219        (96,356)       567,615

Property, plant, equipment and mine
  development - at cost                                        -        4,466,210        432,328            -        4,898,538
Less accumulated depreciation, depletion
  and amortization                                             -         (520,662)       (65,200)           -         (585,862)
                                                      -------------  -------------  -------------  -------------  -------------
Property, plant, equipment and mine development, net           -        3,945,548        367,128            -        4,312,676
Investments and other assets                             2,215,003        951,874        529,364     (3,430,953)       265,288
                                                      -------------  -------------  -------------  -------------  -------------
           Total assets                               $  2,218,702   $  5,429,475   $  1,024,711   $ (3,527,309)  $  5,145,579
                                                      =============  =============  =============  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current maturities
      of long-term debt                               $        -     $     10,605   $     17,085   $        -     $     27,690
    Payable to affiliates, net                             355,305       (376,224)        20,919            -              -
    Liabilities from coal and emission allowance
      trading activities                                       -          116,416            -              -          116,416
    Accounts payable and accrued expenses                   72,428        477,249         53,572        (96,356)       506,893
                                                      -------------  -------------  -------------  -------------  -------------
           Total current liabilities                       427,733        228,046         91,576        (96,356)       650,999
 Long-term debt, less current maturities                   723,801         79,036        190,471            -          993,308
 Deferred income taxes                                         -          562,482            -              -          562,482
 Other noncurrent liabilities                                    2      1,821,037          8,669            -        1,829,708
                                                      -------------  -------------  -------------  -------------  -------------
           Total liabilities                             1,151,536      2,690,601        290,716        (96,356)     4,036,497
 Minority interests                                            -              -           41,916            -           41,916
 Stockholders' equity                                    1,067,166      2,738,874        692,079     (3,430,953)     1,067,166
                                                      -------------  -------------  -------------  -------------  -------------
           Total liabilities and stockholders'
              equity                                  $  2,218,702   $  5,429,475   $  1,024,711   $ (3,527,309)  $  5,145,579
                                                      =============  =============  =============  =============  =============

                           PEABODY ENERGY CORPORATION
               Supplemental Condensed Consolidated Balance Sheets
                              As of March 31, 2001
                                 (In thousands)

                                                        Parent        Guarantor     Non-Guarantor
                                                        Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      -------------  -------------  -------------  -------------  -------------
ASSETS
Current assets
    Cash and cash equivalents                         $        173   $     57,194   $      5,356   $        -     $     62,723
    Accounts receivable                                        -          122,582        105,298        (80,072)       147,808
    Inventories                                                -          195,082         15,130            -          210,212
    Assets from coal and emission allowance
      trading activities                                       -          172,330            -              -          172,330
    Deferred income taxes                                      -           12,226            -              -           12,226
    Other current assets                                     4,250         12,370          8,036            -           24,656
                                                      -------------  -------------  -------------  -------------  -------------
         Total current assets                                4,423        571,784        133,820        (80,072)       629,955
Property, plant, equipment and mine
  development - at cost                                        -        4,435,413        424,586            -        4,859,999
Less accumulated depreciation,
  depletion and amortization                                   -         (479,655)       (57,705)           -         (537,360)
                                                      -------------  -------------  -------------  -------------  -------------
Property, plant, equipment and mine development, net           -        3,955,758        366,881            -        4,322,639
Investments and other assets                             2,225,022        951,971        503,223     (3,423,323)       256,893
                                                      -------------  -------------  -------------  -------------  -------------
         Total assets                                 $  2,229,445   $  5,479,513   $  1,003,924     (3,503,395)  $  5,209,487
                                                      =============  =============  =============  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current
      maturities of long-term debt                    $        -     $     20,395   $     15,910   $        -     $     36,305
    Payable to affiliates, net                             486,736       (495,111)         8,375            -              -
    Liabilities from coal and emission allowance
      trading activities                                       -          163,713            -              -          163,713
    Accounts payable and accrued expenses                   88,555        520,602         47,882        (80,072)       576,967
                                                      -------------  -------------  -------------  -------------  -------------
         Total current liabilities                         575,291        209,599         72,167        (80,072)       776,985
Long-term debt, less current maturities                  1,022,916        151,319        195,081            -        1,369,316
Deferred income taxes                                          -          570,657             48            -          570,705
Other noncurrent liabilities                                   -        1,811,419          8,366            -        1,819,785
                                                      -------------  -------------  -------------  -------------  -------------
         Total liabilities                               1,598,207      2,742,994        275,662        (80,072)     4,536,791
Minority interests                                             -              -           41,458            -           41,458
Stockholders' equity                                       631,238      2,736,519        686,804     (3,423,323)       631,238
                                                      -------------  -------------  -------------  -------------  -------------
         Total liabilities and stockholders'
            equity                                    $  2,229,445   $  5,479,513   $  1,003,924   $ (3,503,395)  $  5,209,487
                                                      =============  =============  =============  =============  =============

                           PEABODY ENERGY CORPORATION
     Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
                          Quarter Ended June 30, 2001
                                 (In thousands)
                                                                        Parent       Guarantor     Non-Guarantor
                                                                        Company     Subsidiaries   Subsidiaries   Consolidated
                                                                     -------------  -------------  -------------  -------------
Net cash provided by (used in) operating activities                  $    (30,451)  $    (30,663)  $     29,203   $    (31,911)
                                                                     -------------  -------------  -------------  -------------
Additions to property, plant, equipment and mine development                  -          (23,435)       (19,587)       (43,022)
Additions to advance mining royalties                                         -           (1,429)        (1,674)        (3,103)
Proceeds from property and equipment disposals                                -            2,878          1,762          4,640
Proceeds from sale-leaseback transactions                                     -              -            6,968          6,968
                                                                     -------------  -------------  -------------  -------------
Net cash used in investing activities                                         -          (21,986)       (12,531)       (34,517)
                                                                     -------------  -------------  -------------  -------------

Proceeds from long-term debt                                                  -            1,800         10,051         11,851
Payments of long-term debt                                               (313,842)      (100,238)       (13,486)      (427,566)
Net proceeds from initial public offering                                 451,832            -              -          451,832
Distributions to minority interests                                           -              -           (2,208)        (2,208)
Net distributions to member                                                22,837            -          (22,837)           -
Transactions with affiliates                                             (131,431)       118,887         12,544            -
Other                                                                         889             62            -              951
                                                                     -------------  -------------  -------------  -------------
Net cash provided by (used in) financing activities                        30,285         20,511        (15,936)        34,860
                                                                     -------------  -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents                         (166)       (32,138)           736        (31,568)
Cash and cash equivalents at beginning of period                              173         57,194          5,356         62,723
                                                                     -------------  -------------  -------------  -------------
Cash and cash equivalents at end of period                           $          7   $     25,056   $      6,092   $     31,155
                                                                     =============  =============  =============  =============



                           PEABODY ENERGY CORPORATION
     Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
                          Quarter Ended June 30, 2000
                                 (In thousands)

                                                                        Parent       Guarantor     Non-Guarantor
                                                                        Company     Subsidiaries   Subsidiaries   Consolidated
                                                                     -------------  -------------  -------------  -------------
Net cash provided by operating activities                            $      1,920   $     10,866   $        472   $    13,258
                                                                     -------------  -------------  -------------  -------------
Additions to property, plant, equipment and
  mine development                                                            -           (8,572)       (20,766)       (29,338)
Additions to advance mining royalties                                         -           (2,566)        (3,686)        (6,252)
Proceeds from property and equipment disposals                                -            1,390          2,853          4,243
Proceeds from sale-leaseback transactions                                     -           17,500          6,287         23,787
                                                                     -------------  -------------  -------------  -------------
Net cash provided by (used in) investing activities                           -            7,752        (15,312)        (7,560)
                                                                     -------------  -------------  -------------  -------------
Proceeds from short-term borrowings and long-term debt                        -              -            3,702          3,702
Payments of short-term borrowings and long-term debt                      (10,000)          (433)       (16,517)       (26,950)
Distributions to minority interests                                           -              -             (844)          (844)
Transactions with affiliates                                                7,747        (36,234)        28,487            -
                                                                     -------------  -------------  -------------  -------------
Net cash provided by (used in) financing activities                        (2,253)       (36,667)        14,828        (24,092)
                                                                     -------------  -------------  -------------  -------------
Effect of exchange rate changes on cash and equivalents                       -              -             (230)          (230)
                                                                     -------------  -------------  -------------  -------------
Net decrease in cash and cash equivalents                                    (333)       (18,049)          (242)       (18,624)
Cash and cash equivalents at beginning of period                              347         45,931         19,340         65,618
                                                                     -------------  -------------  -------------  -------------
Cash and cash equivalents at end of period                           $         14   $     27,882   $     19,098   $     46,994
                                                                     =============  =============  =============  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

     This quarterly report includes statements of the Company's and management's expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. Forward-looking statements involve risks and uncertainties, and a variety of factors could cause actual results to differ materially from the Company's current expectations, including but not limited to: coal and power market conditions and fluctuations in the demand for coal as an energy source, weather conditions, the continued availability of long-term coal supply contracts, railroad performance, changes in economic conditions, changes in mining costs for labor, fuel and operational reasons, changes in the government regulation and legislation of the mining and electric power industries, risks inherent to mining, changes in the Company's leverage position, the ability to successfully implement operating strategies and other factors discussed in the Company's filings with the Securities and Exchange Commission.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of anticipated or unanticipated events.

Factors Affecting Comparability

  Sale of Australian Operations

     On January 29, 2001, the Company sold its Australian operations to Coal & Allied Industries Limited ("Coal & Allied"), a 71%-owned subsidiary of Rio Tinto Limited. The selling price was $446.8 million in cash. Under the terms of the agreement, Coal & Allied obtained ownership of all assets and assumed all liabilities of the Company's Australian operations. The statements of operations and cash flows for the three months ended June 30, 2000 include the results of the Company's Australian operations.

  Discontinued Operations

     On March 13, 2000, the Board of Directors authorized management to sell Citizens Power, a wholly owned subsidiary that engaged in power trading and power contract restructuring transactions. The Company classified Citizens Power as a discontinued operation as of March 31, 2000, and recorded an estimated loss on the sale of $78.3 million, net of income taxes, during fiscal year 2000. The Company completed the sale of operations and the monetization of non-trading assets held by Citizens Power during the fiscal year ended March 31, 2001. The Company reduced its estimated after-tax loss on disposal by $8.8 million during the quarter ended June 30, 2000.

Quarter ended June 30, 2001 Compared to Quarter ended June 30, 2000

     Sales. Sales for the quarter ended June 30, 2001 for the U.S. operations were $625.9 million, a $27.7 million, or 4.6%, increase from the prior year quarter. The increase was primarily due to improved sales volume at the Powder River Basin and Midwest (which includes the Company's 81.7%-owned Black Beauty operations) regions, and improved pricing in Appalachia. U.S. operations sales volume was 46.8 million tons for the current year quarter, compared to 43.8 million tons for the prior year quarter, an increase of 6.8%. Sales volume at the Company's Powder River Basin and Midwest operations led the increase. Average sales prices increased in the Powder River Basin and at Appalachia, driven by strong customer demand. However, overall U.S. operations' average sales price was 2.0% lower in the current quarter due to a change in sales mix, as lower-priced sales from the Powder River Basin represented a higher percentage of overall sales in the current year quarter compared to the prior year quarter. Overall sales for the quarter ended June 30, 2001 decreased $32.8 million, or 5.0%, from the prior year quarter. Sales from Australian operations included in the prior year quarter were $60.5 million, from sales volume of 3.3 million tons.

     Powder River sales increased $12.0 million, due to improved customer demand. Sales in the Midwest region increased $10.5 million, as improved operational performance and stronger customer demand at Black Beauty operations were only partially offset by lower production at the Camps mine related to a longwall move in the current year quarter. Sales in the Southwest region increased $4.7 million, primarily as a result of expanded production from the Lee Ranch mine in the current year quarter to meet new sales commitments. Sales from brokerage and trading activities increased $1.9 million, as increased sales contributions from the Company's developing trading operations more than offset a decrease in broker sales volume. Appalachian sales decreased $1.3 million, as lower sales volume resulted from decreased production as a result of two longwall moves and flooding problems in the current year quarter. The effect of lower sales volume in Appalachia was nearly offset by improved demand-driven pricing in the region during the quarter.

     Other Revenues. Other revenues increased $17.0 million compared to the prior year quarter. Coal royalty income increased $8.1 million, primarily due to a $9.0 million non-refundable advance royalty received during the quarter. Current quarter other revenues also include $5.5 million for the monetization of a coal brokerage agreement that had increased in value due to favorable market conditions. The remainder of the increase was primarily due to higher revenues from coal trading transactions.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense of $59.3 million decreased $1.2 million compared to the quarter ended June 30, 2000. Excluding $8.2 million of depreciation, depletion and amortization expense from Australian operations included in the prior year quarter, depreciation, depletion and amortization expense increased $7.0 million. The increase was due to $3.0 million of additional depletion associated with the new coal royalty agreement discussed above, and increased depreciation, depletion, and amortization due to higher volume in the current year.

     Net Gain on Property and Equipment Disposals. Net gain on property and equipment disposals increased $5.3 million in the current year quarter, mainly due to a $6.4 million gain on the sale of certain idle coal reserves in the current year quarter.

     Operating Profit. Operating profit was $50.0 million for the quarter ended June 30, 2001, an increase of $9.0 million, or 22.0%, compared to the prior year quarter. Operating profit from U.S. operations increased $21.6 million, or 76.1%. Operating profit of $12.6 million from Australian operations is included in the prior year quarter.

     Profit from trading and brokerage operations increased $11.3 million over the prior year quarter, due to the monetization of a coal brokerage agreement discussed above, coupled with higher profits from trading and brokerage activities. Operating profit also improved due to the gain on the sale of coal reserves and a $6.0 million operating profit increase from the non-refundable advance royalty discussed above.

     Operating profit from U.S. mining operations decreased $4.6 million in the current year quarter. Increased fuel, explosives and power costs negatively impacted operating profit by $7.7 million at the Company's western operations and in the Midwest region. In the east, at the Company's Appalachia and Midwest operations, higher mining costs resulted from flooding and three longwall moves during the current year quarter, two more than in the prior year quarter.

     The Powder River region's operating profit increased $1.6 million over the prior year quarter, as higher volumes and slightly improved prices overcame higher fuel and explosives costs. In the Southwest, operating profit decreased $1.3 million, as slightly higher sales volume was more than offset by higher fuel and power costs.

     Operating profit in the Midwest declined $3.2 million compared to the prior year quarter, as higher sales volume and improved productivity at Black Beauty operations were more than offset by higher fuel costs and higher operating costs associated with a longwall move at the Camps mine in the current year. In Appalachia, operating profit decreased $1.6 million. The region experienced production difficulties associated with flooding and had two longwall moves in the current year quarter, versus one in the prior year. As a result, lower overall productivity more than offset price improvements during the quarter.

     Operating costs in the current and prior year quarter include expense reductions related to the recognition of refunds on certain excise taxes paid on export sales of coal that have been determined to be unconstitutional. Current quarter operating costs were reduced by $15.1 million related to excise taxes previously paid on export shipments made from January 1, 1991 to December 31, 1993. Prior year operating costs were reduced by $13.7 million related to similar excise taxes previously paid on export shipments made from January 1, 1994 to March 31, 1998.

     Interest Expense. Interest expense for the quarter was $34.5 million, a $17.0 million decrease, or 32.9%, from the prior year quarter. The decrease was due to the significant debt repayments made by the Company since June 30, 2000. Utilizing proceeds from sales of the Company's Citizens Power subsidiary and its Australian operations, combined with proceeds from its initial public offering in May 2001, the Company has reduced debt by $1.0 billion from June 30, 2000 to June 30, 2001.

     Interest Income. Interest income decreased $3.3 million, to $1.3 million, for the quarter ended June 30, 2001. The decrease was due to $3.6 million of interest income included in the prior year period associated with the excise tax refunds for the period from January 1, 1994 to March 31, 1998.

     Income Taxes. For the quarter ended June 30, 2001, income tax expense was $4.3 million on income before income taxes and minority interests of $16.8 million, compared to income tax expense of $0.3 million on a pretax loss of $6.0 million in the prior year. Excluding the effect of Australian operations included in the prior year period, there was an income tax benefit of $4.3 million on a loss before income taxes and minority interests of $17.2 million. The Company's effective U.S. income tax rate was 25% for both periods.

     Gain from  Disposal of  Discontinued  Operations.  During the quarter ended
June 30, 2000, the Company reduced its estimated loss on the sale of Citizens Power by $8.8 million, net of income taxes. Citizens Power was classified as a discontinued operation effective March 31, 2000, and the sale was completed during the fiscal year ended March 31, 2001.

     Extraordinary Loss from Early Extinguishment of Debt. During the quarter ended June 30, 2001, the Company recorded an extraordinary loss of $27.6 million, net of income taxes, which represents the excess of cash paid over the carrying value of the debt retired and the write-off of debt issuance costs associated with the debt retired.

Liquidity and Capital Resources

     Cash used in operating activities was $31.9 million in the quarter ended June 30, 2001, compared to cash provided from operating activities of $13.3 million in the prior year. Current year cash flow uses related to a $22.2 million decrease in working capital, mainly from increased receivables and lower payables. The prior year quarter benefited from $25.0 million of proceeds received related to the Company's accounts receivable securitization program.

     Net cash used in investing activities was $34.5 million for the current year quarter, an increase of $26.9 million over the prior year, due to higher capital expenditures and lower proceeds from sale-leaseback transactions in the current year. Current year capital expenditures were $13.7 million higher than the prior year, mainly due to increased outlays in the Powder River Basin and at Black Beauty to help meet increased customer demand and to service long-term contracts. The prior year quarter benefited from $16.8 million higher proceeds from sale-leaseback transactions.

     Total capital expenditures for the nine months ended December 31, 2001 are expected to range from $200 to $220 million, and will primarily be used to acquire additional coal reserves, develop existing reserves, replace or add equipment and fund cost reduction initiatives. The Company had $130.9 million of committed capital expenditures at June 30, 2001. The Company anticipates funding these capital expenditures through available cash and credit facilities.

     Net cash provided by financing activities was $34.9 million for the quarter ended June 30, 2001, an increase of $59.0 million over the prior year period. The Company made debt payments of $427.6 million during the quarter, principally from proceeds received from the Company's initial public offering. The Company has reduced its net debt to capital ratio from 79% at June 30, 2000 to 47% at June 30, 2001.

     On May 22, 2001, the Company completed an initial public offering of 17,250,000 shares of common stock. Net proceeds from the offering were $451.8 million. The Company used $413.8 million of the proceeds from the offering to repay debt, and the remaining $38.0 million of proceeds were used for other operating needs.

     Subsequent to March 31, 2001, the Company's various debt ratings were reviewed by Moody's, Standard & Poor's and Fitch. Moody's upgraded the Company's senior implied rating to Ba2 from Ba3, its senior secured revolving credit facility to Ba1 from Ba2, and its 9.625% Senior Subordinated Notes to B1 from B2. Standard & Poor's upgraded the Company's corporate credit rating to BB from BB-, its 8.875% Senior Notes to BB from B+ and its 9.625% Senior Subordinated Notes to B+ from B. Fitch upgraded the Company's senior secured revolving credit facility to BB+ from BB-, it's 8.875% Senior Notes to BB from B+ and its 9.625% Senior Subordinated Notes to B+ from B-.

     As of June 30, 2001, the Company's total indebtedness consisted of the following (in thousands):

9.625% Senior Subordinated Notes due 2008
 ("Senior Subordinated Notes")                                      $   407,426
8.875% Senior Notes due 2008 ("Senior Notes")                           316,374
Indebtedness of Black Beauty subsidiary                                 207,556
5.0% Subordinated Note                                                   86,241
Other                                                                     3,401
                                                                    ------------
                                                                    $ 1,020,998
                                                                    ============

     During the quarter ended June 30, 2001, the Company amended its Senior Credit Facility. The amendment, which became effective at the time of the initial public offering, permits the payment of cash dividends and other restricted payments subject to specified limitations, increases the amount available for borrowing under the Revolving Credit Facility from $200.0 million to $350.0 million and permits additional joint venture investments. In connection with the amendment, the Company agreed to reduce the maximum permitted debt to EBITDA ratio and increase the minimum required interest coverage ratio. All other terms and conditions remained unchanged.

     As of June 30, 2001, the Company had no borrowings outstanding under the Revolving Credit Facility. Revolving loans under the Revolving Credit Facility bear interest based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facility) at the Company's option.

     The indentures governing the Senior Notes and Senior Subordinated Notes permit the Company and its Restricted Subsidiaries to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, the indentures limit the Company and its Restricted Subsidiaries' ability to: pay dividends or make other distributions; lease, convey or otherwise dispose of all or substantially all of its assets; issue specified types of capital stock; enter into guarantees of indebtedness; incur liens; restrict its subsidiaries' ability to make dividend payments; merge or consolidate with any other person or enter into transactions with affiliates; and repurchase junior securities or make specified types of investments.

     Black Beauty replaced its $100.0 million revolving credit facility with a new $120.0 million revolving credit facility on April 16, 2001. The new facility matures on April 17, 2004. Borrowings outstanding under the $100.0 million revolving credit facility on April 16, 2001 were refinanced under the new $120.0 million revolving credit facility. Black Beauty may elect one or a combination of interest rates based on LIBOR or the corporate base rate plus a margin which fluctuates based on specified leverage ratios. Borrowings outstanding under the Black Beauty revolving credit agreement totaled $63.0 million at June 30, 2001. The revolving credit facility contains customary restrictive covenants including limitations on additional debt, investments and dividends.

     Black Beauty's senior unsecured notes include $31.4 million of senior notes and three series of notes with an aggregate principal amount of $60.0 million as of June 30, 2001. The senior notes bear interest at 9.2%, payable quarterly, and are pre-payable in whole or in part at any time, subject to certain make-whole provisions. The three series of notes include Series A, B and C notes, totaling $45.0 million, $5.0 million and $10.0 million, respectively. The Series A notes bear interest at an annual rate of 7.5% and are due in November 2007. The Series B notes bear interest at an annual rate of 7.4% and are due November 2003. The Series C notes bear interest at an annual rate of 7.4% and are due in November 2002. The senior unsecured notes contain customary restrictive covenants including limitations on additional debt, investments and dividends.

     As of June 30, 2001, the revolving and working capital borrowing facilities referred to above totaled $470.0 million, and borrowings thereunder totaled $63.0 million. The Company was in compliance with the restrictive covenants of all of its debt agreements as of June 30, 2001.

     Non wholly-owned subsidiaries of Black Beauty maintain borrowing facilities with banks and other lenders with customary restrictive covenants. The aggregate amount of outstanding indebtedness under those facilities totaled $53.2 million as of June 30, 2001.

Other

     Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001 (effective January 1, 2002 for the Company). SFAS No. 141 prohibits the use of the pooling-of-interests method to account for business combinations initiated after June 30, 2001, expands the disclosure requirements related to business combinations and changes the criteria for recognition of intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subjected to annual impairment tests in accordance with the Statement. The Company does not anticipate the adoption of SFAS Nos. 141 and 142 will have a material effect on its financial condition or results of operations.

     In addition, the Derivatives Implementation Group, ("DIG") has concluded on certain SFAS Nos. 133 and 138 Implementation Issues, some of which could affect the Company beginning on July 1, 2001. While the Company continues to evaluate the impact of the DIG interpretive guidance, it currently does not anticipate that it will have a material impact on its results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Trading Activities

     The Company markets and trades coal and emission allowances. These activities give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. The Company actively measures, monitors and attempts to control market risks to ensure compliance with management policies. For example, policies are in place that limit the amount of total exposure the Company may assume at any point in time.

     The Company accounts for coal and emission allowance trading using the fair value method, which requires that financial instruments with third parties, such as forwards, futures, options and swaps, are reflected at market value in the consolidated financial statements.

Non-trading Activities

     The Company manages commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. For the period from January 1 to June 30, 2001, the Company entered into sales commitments for approximately 129 million tons to be shipped in calendar years 2002 through 2005. The Company has substantially all of its calendar 2001 production committed, and approximately 90% of calendar 2002 production is committed under long-term coal supply agreements.

     Some of the products used in mining activities, such as diesel fuel, are subject to price volatility. The Company, through its suppliers, utilizes forward contracts to manage the exposure related to this volatility. The Company has exposure to changes in interest rates due to its existing level of indebtedness. As of June 30, 2001, the Company had $904.8 million of fixed-rate borrowings and approximately $116.2 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $1.2 million on variable-rate borrowings. With respect to fixed-rate borrowings, a one percentage point increase in interest rates would result in a $44.2 million decrease in the fair value of these borrowings.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Southern California Edison Company

     In response to a demand for arbitration by one of our subsidiaries, Peabody Western Coal Company ("Peabody Western"), Southern California Edison and the other owners of the Mohave Generating Station filed a lawsuit on June 20, 1996 in the Superior Court of Maricopa County, Arizona. The lawsuit sought a declaratory judgment that mine decommissioning costs and retiree health care costs are not recoverable by Peabody Western under the terms of a coal supply agreement dated May 26, 1976. The contract expires in 2005.

     Peabody Western filed a motion to compel arbitration, which was granted by the trial court. Southern California Edison appealed this order to the Arizona Court of Appeals, which denied its appeal. Southern California Edison then appealed the order to the Arizona Supreme Court, which remanded the case to the Arizona Court of Appeals and ordered the appellate court to determine whether the trial court was correct in determining that Peabody Western's claims were arbitrable. The Arizona Court of Appeals ruled that neither mine decommissioning costs nor retiree health care costs could be arbitrated and that both issues should be resolved in litigation. The matter has been remanded back to the Superior Court of Maricopa County, Arizona. Peabody Western answered the complaint and asserted counterclaims. The court then permitted Southern California Edison to amend its complaint to add a claim of overcharges of at least $19.2 million by Peabody Western.

     By order filed July 2, 2001, the court granted Peabody Western's Motion for Summary Judgment on Liability with respect to retiree healthcare costs. Peabody Western has filed a Supplemental Motion for Summary Judgment on Liability with respect to the issue of mine decommissioning costs. The original September 11, 2001 trial date has been cancelled. The Company expects the court will set a trial date to address Peabody's monetary damages as well as counterclaims made by Southern California Edison. That trial will follow the court's resolution of the mine decommissioning cost liability issue.

     While the outcome of litigation is subject to uncertainties, based on a preliminary evaluation of the issues and the potential impact on the Company, and based on outcomes in similar proceedings, the Company believes that the matter will be resolved without a material adverse effect on its financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

     The Company completed the sale of 17,250,000 shares of common stock on May 22, 2001 and raised net proceeds of $451.8 million after deducting total expenses of $31.2 million, comprised of the underwriters' discounts and commissions of $27.2 million and other fees and expenses of $4.0 million. The Company did not make any direct or indirect payments to any of our directors, officers or their associates under the offering; however, usual and customary underwriting discounts and commissions were paid to Lehman Brothers Inc. and Lehman Brothers International (Europe), each an affiliate of Lehman Brothers Merchant Banking which beneficially owns 57% of the Company's common stock.

     The Company used the net proceeds from the offering to repay the remaining tranche B term loan outstanding under the Senior Credit Facility of $125.0 million and used $100.0 million to repay borrowings under the revolving credit facility that were used to repay a portion of the 5% subordinated note. The Company also used $173.0 million of net proceeds to repurchase $80.0 million in principal of the Senior Notes and $80.0 million in principal of the Senior Subordinated Notes pursuant to a tender offer. In addition, the Company used $3.1 million and $12.7 million of proceeds to repurchase $2.9 million in principal of the Senior Notes and $11.7 million in principal of the Senior Subordinated Notes, respectively, in a private transaction. The remaining $38.0 million of proceeds were used for other operating needs. Except as described above, none of the net proceeds from the initial public offering were used to make direct or indirect payments to (1) any of our directors, officers or their associates, (2) any person owning 10% or more of our equity securities, or (3) any of our affiliates.

     Concurrent   with  the  initial  public  offering  on  May  22,  2001,  all outstanding shares of the Company's preferred stock, Class A common stock and Class B common stock were converted into a single class of common stock on a one-for-one basis.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits

         None.

  (b)    Reports on Form 8-K

         On June 4, 2001, the Company filed a Form 8-K under Item 5, Other Events, announcing a pretax gain of approximately $15 million related to a refund from favorable litigation to be recorded during the quarter ended June 30, 2001.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEABODY ENERGY CORPORATION

Date: August 13, 2001        By:            RICHARD A. NAVARRE
                                 -----------------------------------------------
                                             Richard A. Navarre
                            Executive Vice President and Chief Financial Officer
                                        (Principal Financial Officer)