Form 10-Q
period 2001-09-30
PEABODY ENERGY CORP
filed 2001-10-30
CIK 1064728

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2001

or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	1-16463

PEABODY ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-4004153

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Market Street, St. Louis, Missouri	63101-1826

(Address of principal executive offices)	(Zip Code)

(314) 342-3400

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes       No

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of September 30, 2001: Common Stock, par value $0.01 per share, 51,944,666 shares outstanding.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	Page

	Unaudited Condensed Consolidated Statements of Operations for the Quarter and
	Six Months Ended September 30, 2000 and 2001	2

	Condensed Consolidated Balance Sheets as of March 31, 2001 and September 30,
	2001 (unaudited)	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended September 30, 2000 and 2001	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Change in Securities and Use of Proceeds	26

Item 6.	Exhibits and Reports on Form 8-K	26

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share information)

	Quarter Ended		Six Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

REVENUES
Sales	$654,164	$658,699	$1,312,817	$1,284,589
Other revenues	23,427	23,605	37,795	54,977

Total revenues	677,591	682,304	1,350,612	1,339,566

COSTS AND EXPENSES
Operating costs and expenses	558,405	565,517	1,108,963	1,097,963
Depreciation, depletion and amortization	60,809	56,748	121,276	116,072
Selling and administrative expenses	20,626	25,579	43,429	48,105
Net gain on property and equipment disposals	(1,609)	(1,846)	(3,373)	(8,907)

OPERATING PROFIT	39,360	36,306	80,317	86,333
Interest expense	51,456	28,853	102,926	63,386
Interest income	(1,194)	(179)	(5,754)	(1,521)

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTERESTS	(10,902)	7,632	(16,855)	24,468
Income tax provision (benefit)	(1,113)	997	(777)	5,261
Minority interests	1,444	2,575	3,625	5,241

INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,233)	4,060	(19,703)	13,966
Gain from disposal of discontinued operations, net
of income tax provision of $1,060 and $4,240, respectively	2,940	—	11,760	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(8,293)	4,060	(7,943)	13,966
Extraordinary loss from early extinguishment of
debt, net of income tax benefit of $9,203	—	—	—	(27,604)

NET INCOME (LOSS)	$(8,293)	$4,060	$(7,943)	$(13,638)

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.33)	$0.08	$(0.57)	$0.30
Gain from disposal of discontinued operations	0.09	—	0.34	—
Extraordinary loss from early extinguishment of debt	—	—	—	(0.59)

Net income (loss)	$(0.24)	$0.08	$(0.23)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	27,554,065	51,943,624	27,553,137	47,106,326

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.33)	$0.08	$(0.57)	$0.29
Gain from disposal of discontinued operations	0.09	—	0.34	—
Extraordinary loss from early extinguishment of debt	—	—	—	(0.57)

Net income (loss)	$(0.24)	$0.08	$(0.23)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	27,554,065	53,653,950	27,553,137	48,916,333

DIVIDENDS DECLARED PER SHARE	$—	$0.10	$—	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

		(Unaudited)
	March 31, 2001	September 30, 2001

ASSETS
Current assets
Cash and cash equivalents	$62,723	$44,219
Accounts receivable, less allowance for doubtful accounts of $1,213
at March 31, 2001 and September 30, 2001	147,808	176,990
Materials and supplies	38,733	38,941
Coal inventory	171,479	169,035
Assets from coal and emission allowance trading activities	172,330	96,609
Deferred income taxes	12,226	7,126
Other current assets	24,656	24,101

Total current assets	629,955	557,021
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $537,360 at March 31,
2001 and $633,390 at September 30, 2001	4,322,639	4,335,276
Investments and other assets	256,893	264,314

Total assets	$5,209,487	$5,156,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$36,305	$27,288
Liabilities from coal and emission allowance trading activities	163,713	81,529
Accounts payable and accrued expenses	576,967	564,701

Total current liabilities	776,985	673,518

Long-term debt, less current maturities	1,369,316	1,010,148
Deferred income taxes	570,705	562,318
Accrued reclamation and other related liabilities	447,713	444,945
Workers’ compensation obligations	210,780	211,250
Accrued postretirement benefit costs	974,079	976,418
Obligation to industry fund	52,172	52,343
Other noncurrent liabilities	135,041	118,756

Total liabilities	4,536,791	4,049,696
Minority interests	41,458	42,780
Stockholders’ equity:
Preferred Stock — $0.01 per share par value; 14,000,000 shares authorized, 7,000,000 shares issued and outstanding as of
March 31, 2001	70	—
Common Stock — Class A, $0.01 per share par value; 42,000,000 shares authorized, 26,600,000 shares issued and outstanding as of
March 31, 2001	266	—
Common Stock — Class B, $0.01 per share par value; 4,200,000 shares authorized, 1,033,490 shares issued and 1,010,509 shares
outstanding as of March 31, 2001	10	—
Common Stock — $0.01 per share par value; 150,000,000 shares authorized,
51,956,181 shares issued and 51,944,666 shares outstanding as
of September 30, 2001	—	520
Additional paid-in capital	498,100	949,687
Retained earnings	136,279	117,447
Employee stock loans	(2,553)	(2,614)
Accumulated other comprehensive loss	(862)	(862)
Treasury shares, at cost: 22,981 and 11,515 shares as of March 31, 2001
and September 30, 2001, respectively	(72)	(43)

Total stockholders’ equity	631,238	1,064,135

Total liabilities and stockholders’ equity	$5,209,487	$5,156,611

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended September 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,943)	$(13,638)
Extraordinary loss from early extinguishment of debt, net of taxes	—	27,604
Gain from disposal of discontinued operations	(11,760)	—

Income (loss) from continuing operations	(19,703)	13,966
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
Depreciation, depletion and amortization	121,276	116,072
Deferred income taxes	(10,760)	5,118
Amortization of debt discount and debt issuance costs	8,497	5,885
Net gain on property and equipment disposals	(3,373)	(8,907)
Minority interests	3,625	5,241
Changes in current assets and liabilities:
Sale of accounts receivable	25,000	—
Accounts receivable, net of sale	(26,152)	(28,979)
Materials and supplies	(506)	(147)
Coal inventory	15,531	2,444
Net assets from coal and emission allowance trading activities	390	(6,463)
Other current assets	(433)	555
Accounts payable and accrued expenses	(21,668)	(27,623)
Accrued reclamation and related liabilities	(22,036)	(4,418)
Workers’ compensation obligations	345	(30)
Accrued postretirement benefit costs	8,202	2,339
Obligation to industry fund	(279)	171
Other, net	3,466	(20,015)

Net cash provided by operating activities	81,422	55,209

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development	(97,028)	(124,024)
Additions to advance mining royalties	(8,879)	(4,965)
Proceeds from property and equipment disposals	7,614	7,805
Proceeds from sale-leaseback transactions	35,089	6,968

Net cash used in continuing operations	(63,204)	(114,216)
Net cash provided by discontinued operations	90,074	—

Net cash provided by (used in) investing activities	26,870	(114,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings and long-term debt	9,361	29,407
Payments of short-term borrowings and long-term debt	(123,813)	(430,574)
Net proceeds from initial public offering	—	449,832
Dividends paid	—	(5,194)
Distributions to minority interests	(2,904)	(3,919)
Other	—	951

Net cash provided by (used in) financing activities	(117,356)	40,503
Effect of exchange rate changes on cash and cash equivalents	(1,120)	—

Net decrease in cash and cash equivalents	(10,184)	(18,504)
Cash and cash equivalents at beginning of period	65,618	62,723

Cash and cash equivalents at end of period	$55,434	$44,219

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The accompanying condensed consolidated financial statements include the consolidated statements of operations, balance sheets, and cash flows of Peabody Energy Corporation (the “Company”). The statements of operations and cash flows for the six months ended September 30, 2001 and the balance sheets as of March 31, 2001 and September 30, 2001 include the subsidiaries of Peabody Holding Company, Inc. (“Peabody Holding Company”) and Gold Fields Mining Corporation (“Gold Fields”), which owns Lee Ranch Coal Company (“Lee Ranch”). In addition to these entities, the statements of operations and cash flows for the six months ended September 30, 2000 also include the results of the Company’s Australian operations, which were sold in January 2001.

     The accompanying condensed consolidated financial statements as of September 30, 2001 and for the six months ended September 30, 2001 and 2000, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the nine-month period ended December 31, 2001.

     In July 2001, the Company announced that it will change its fiscal year-end from March 31 to December 31. This change will first be effective with respect to the nine-month transition period ending December 31, 2001.

(2) Initial Public Offering

     On May 22, 2001, the Company completed an initial public offering of 17,250,000 shares of common stock. Net proceeds from the offering of $449.8 million were primarily used to repay debt. See further discussion of these debt repayments in Note 3 below.

(3) Extraordinary Loss from Early Extinguishment of Debt

     During the six months ended September 30, 2001, the Company used the majority of the $449.8 million of net proceeds from its initial public offering to repay debt. The Company repaid its remaining outstanding tranche B term loan under its Senior Credit Facility of $125.0 million and used $100.0 million to repay borrowings under the revolving credit facility that were used to repay a portion of the Company’s 5% subordinated note. The Company used $173.0 million of proceeds from the offering to repurchase $80.0 million in principal of the Senior Notes and $80.0 million in principal of the Senior Subordinated Notes pursuant to a tender offer. Finally, the Company used $3.1 million and $12.7 million of proceeds to repurchase an additional $2.9 million in principal of the Senior Notes and $11.7 million in principal of the Senior Subordinated Notes, respectively, in a private transaction.

     The repayments resulted in an extraordinary loss of $27.6 million, net of income taxes, which represented the excess of cash paid over the carrying value of the debt retired and the accelerated write-off of debt issuance costs related to the debt repaid.

(4) Adoption of New Accounting Standards

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The adoption of SFAS Nos. 133, 137 and 138 did not have a significant impact on the Company’s financial statements.

     In addition, the Derivatives Implementation Group (“DIG”) has concluded on certain SFAS Nos. 133 and 138 Implementation Issues. There was no material impact on the Company’s financial statements from guidance provided by the DIG.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(5) Earnings Per Share

Quarter and Six Months Ended September 30, 2000

     Prior to its initial public offering, the Company applied the “two-class method” of computing earnings per share as prescribed in SFAS No. 128, “Earnings Per Share.” In accordance with SFAS No. 128, income or loss is allocated to preferred stock, Class A common stock and Class B common stock on a pro-rata basis. Basic and diluted earnings (loss) per share is calculated by dividing loss from continuing operations, gain from disposal of discontinued operations and net loss, respectively, that is attributed to the Company’s Class A and Class B common shares by the weighted average number of common shares outstanding for each class of common stock.

     A reconciliation of loss from continuing operations, gain from disposal of discontinued operations and net loss follows (in thousands):

	Quarter Ended	Six Months Ended
	September 30, 2000	September 30, 2000

Loss from continuing operations attributed to:
Preferred stock	$(2,276)	$(3,994)
Class A common stock	(8,647)	(15,177)
Class B common stock	(310)	(532)

	$(11,233)	$(19,703)

Gain from disposal of discontinued operations attributed to:
Preferred stock	$596	$2,384
Class A common stock	2,263	9,059
Class B common stock	81	317

	$2,940	$11,760

Net loss attributed to:
Preferred stock	$(1,680)	$(1,610)
Class A common stock	(6,384)	(6,118)
Class B common stock	(229)	(215)

	$(8,293)	$(7,943)

     Any potential difference between basic and diluted earnings (loss) per share is solely attributable to stock options. For the quarter and six months ended September 30, 2000, all stock options outstanding were excluded from the diluted earnings per share calculations for the Company’s Class A common stock because they were anti-dilutive.

Quarter and Six Months Ended September 30, 2001

     In connection with the Company’s initial public offering in May 2001, all outstanding shares of preferred stock, Class A common stock and Class B common stock were converted into a single class of common stock on a one-for-one basis. A reconciliation of the weighted average shares outstanding as of September 30, 2001 follows:

	Quarter Ended	Six Months Ended
	September 30, 2001	September 30, 2001

Weighted average shares outstanding — basic
earnings per share	51,943,624	47,106,326

Dilutive impact of stock options	1,710,326	1,810,007

Weighted average shares outstanding — diluted
earnings per share	53,653,950	48,916,333

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(6) Comprehensive Income

     The following table sets forth the components of comprehensive income (loss):

	Quarter Ended		Six Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net income (loss)	$(8,293)	$4,060	$(7,943)	$(13,638)

Foreign currency translation adjustment	(29,522)	—	(34,176)	—

Comprehensive income (loss)	$(37,815)	$4,060	$(42,119)	$(13,638)

(7) Segment Information

     The Company’s industry and geographic data for continuing operations were as follows (in thousands):

	Quarter Ended		Six Months
	September 30,		Ended September 30,

	2000	2001	2000	2001

Revenues:
U.S. Mining	$604,876	$682,181	$1,208,379	$1,336,212
Non U.S. Mining	72,715	—	142,027	—
Other	—	123	206	3,354

	$677,591	$682,304	$1,350,612	$1,339,566

Operating profit (loss):
U.S. Mining	$18,564	$39,127	$46,687	$87,249
Non U.S. Mining	12,827	—	25,476	—
Other	7,969	(2,821)	8,154	(916)

	$39,360	$36,306	$80,317	$86,333

Revenues:
United States	$604,876	$682,304	$1,208,585	$1,339,566
Non U.S	72,715	—	142,027	—

	$677,591	$682,304	$1,350,612	$1,339,566

Operating profit:
United States	$26,533	$36,306	$54,841	$86,333
Non U.S	12,827	—	25,476	—

	$39,360	$36,306	$80,317	$86,333

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

     The Company’s policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company’s apportionment. The Company has not anticipated any recoveries from insurance carriers or other

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

potentially responsible third parties in its consolidated balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded in “Other noncurrent liabilities” were $48.0 million and $46.7 million at March 31, 2001 and September 30, 2001, respectively. This amount represents those costs that the Company believes are probable and reasonably estimable.

     On June 18, 1999, The Navajo Nation served our subsidiaries, Peabody Holding Company, Inc., Peabody Coal Company and Peabody Western Coal Company, with a complaint that had been filed in the U.S. District Court for the District of Columbia. Other defendants in the litigation are one customer, one current employee and one former employee. The Navajo Nation has alleged 16 claims, including Civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations and fraud and tortious interference with contractual relationships. The complaint alleges that the defendants jointly participated in unlawful activity to obtain favorable coal lease amendments. Plaintiff also alleges that defendants interfered with the fiduciary relationship between the United States and the Navajo Nation. The plaintiff is seeking various remedies including actual damages of at least $600 million, which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western Coal Company’s two coal leases for the Kayenta and Black Mesa mines have terminated due to a breach of these leases and a reformation of the two coal leases to adjust the royalty rate to 20%. All defendants filed motions to dismiss the complaint. On March 15, 2001, the court denied the Peabody defendants’ motions to dismiss. Discovery for this litigation has commenced.

     In March 2000, the Hopi Tribe filed a motion to intervene in this lawsuit. The Hopi Tribe has alleged seven claims, including fraud. The Hopi Tribe is seeking various remedies, including unspecified actual and punitive damages and reformation of its coal lease. On March 15, 2001, the court granted the Hopi Tribe’s motion. On April 17, 2001, the Company filed a motion to dismiss the Hopi complaint.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Unaudited Supplemental Condensed Consolidated Statements of Operations
Quarter Ended September 30, 2000
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$—	$481,373	$203,010	$(6,792)	$677,591

Costs and expenses:

Operating costs and expenses	—	406,676	158,521	(6,792)	558,405

Depreciation, depletion and amortization	—	43,509	17,300	—	60,809

Selling and administrative expenses	148	16,367	4,111	—	20,626

Net gain on property and equipment disposals	—	(1,605)	(4)	—	(1,609)

Interest expense	40,634	22,607	5,315	(17,100)	51,456

Interest income	(17,100)	(1,012)	(182)	17,100	(1,194)

Income (loss) before income taxes and minority interests	(23,682)	(5,169)	17,949	—	(10,902)

Income tax provision (benefit)	(6,271)	(1,069)	6,227	—	(1,113)

Minority interests	—	—	1,444	—	1,444

Income (loss) from continuing operations	(17,411)	(4,100)	10,278	—	(11,233)

Discontinued operations:

Gain from disposal of discontinued operations, net of income taxes	—	2,940	—	—	2,940

Net income (loss)	$(17,411)	$(1,160)	$10,278	$—	$(8,293)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Quarter Ended September 30, 2001
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$—	$546,743	$156,206	$(20,645)	$682,304

Costs and expenses

Operating costs and expenses	—	456,280	129,882	(20,645)	565,517

Depreciation, depletion and amortization	—	45,220	11,528	—	56,748

Selling and administrative expenses	180	22,461	2,938	—	25,579

Net (gain) loss on property and equipment disposals	—	(1,870)	24	—	(1,846)

Interest expense	24,044	25,508	1,504	(22,203)	28,853

Interest income	(17,132)	(5,202)	(48)	22,203	(179)

Income (loss) before income taxes and minority interests	(7,092)	4,346	10,378	—	7,632

Income tax provision (benefit)	(881)	51	1,827	—	997

Minority interests	—	—	2,575	—	2,575

Net income (loss)	$(6,211)	$4,295	$5,976	$—	$4,060

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Six Months Ended September 30, 2000
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$—	$962,337	$405,348	$(17,073)	$1,350,612

Costs and expenses:

Operating costs and expenses	—	812,800	313,236	(17,073)	1,108,963

Depreciation, depletion and amortization	—	86,437	34,839	—	121,276

Selling and administrative expenses	256	33,743	9,430	—	43,429

Net gain on property and equipment disposals	—	(2,841)	(532)	—	(3,373)

Interest expense	82,668	44,862	9,596	(34,200)	102,926

Interest income	(34,211)	(5,396)	(347)	34,200	(5,754)

Income (loss) before income taxes and minority interests	(48,713)	(7,268)	39,126	—	(16,855)

Income tax provision (benefit)	(12,554)	(1,595)	13,372	—	(777)

Minority interests	—	—	3,625	—	3,625

Income (loss) from continuing operations	(36,159)	(5,673)	22,129	—	(19,703)

Discontinued operations:

Gain from disposal of discontinued operations, net of income taxes	88	11,672	—	—	11,760

Net income (loss)	$(36,071)	$5,999	$22,129	$—	$(7,943)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Six Months Ended September 30, 2001
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$—	$1,064,415	$318,257	$(43,106)	$1,339,566

Costs and expenses:

Operating costs and expenses	—	879,522	261,547	(43,106)	1,097,963

Depreciation, depletion and amortization	—	91,618	24,454	—	116,072

Selling and administrative expenses	1,002	39,707	7,396	—	48,105

Net (gain) loss on property and equipment disposals	—	(8,945)	38	—	(8,907)

Interest expense	52,323	51,512	3,957	(44,406)	63,386

Interest income	(34,261)	(11,522)	(144)	44,406	(1,521)

Income (loss) before income taxes and minority interests	(19,064)	22,523	21,009	—	24,468

Income tax provision (benefit)	(4,099)	4,843	4,517	—	5,261

Minority interests	—	—	5,241	—	5,241

Income (loss) from continuing operations	(14,965)	17,680	11,251	—	13,966

Extraordinary loss from early extinguishment of debt, net of income taxes	(16,574)	(11,030)	—	—	(27,604)

Net income (loss)	$(31,539)	$6,650	$11,251	$—	$(13,638)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Supplemental Condensed Consolidated Balance Sheets
As of March 31, 2001
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$173	$57,194	$5,356	$—	$62,723
Accounts receivable	—	122,582	105,298	(80,072)	147,808
Inventories	—	195,082	15,130	—	210,212
Assets from coal and emission allowance trading activities	—	172,330	—	—	172,330
Deferred income taxes	—	12,226	—	—	12,226
Other current assets	4,250	12,370	8,036	—	24,656

Total current assets	4,423	571,784	133,820	(80,072)	629,955
Property, plant, equipment and mine development — at cost	—	4,435,413	424,586	—	4,859,999
Less accumulated depreciation, depletion and amortization	—	(479,655)	(57,705)	—	(537,360)

Property, plant, equipment and mine development, net	—	3,955,758	366,881	—	4,322,639
Investments and other assets	2,225,022	951,971	503,223	(3,423,323)	256,893

Total assets	$2,229,445	$5,479,513	$1,003,924	$(3,503,395)	$5,209,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$—	$20,395	$15,910	$—	$36,305
Payable to affiliates, net	486,736	(495,111)	8,375	—	—
Liabilities from coal and emission allowance trading activities	—	163,713	—	—	163,713

Accounts payable and accrued expenses	88,555	520,602	47,882	(80,072)	576,967

Total current liabilities	575,291	209,599	72,167	(80,072)	776,985
Long-term debt, less current maturities	1,022,916	151,319	195,081	—	1,369,316
Deferred income taxes	—	570,657	48	—	570,705
Other noncurrent liabilities	—	1,811,419	8,366	—	1,819,785

Total liabilities	1,598,207	2,742,994	275,662	(80,072)	4,536,791

Minority interests	—	—	41,458	—	41,458

Stockholders’ equity	631,238	2,736,519	686,804	$(3,423,323)	631,238

Total liabilities and stockholders’ equity	$2,229,445	$5,479,513	$1,003,924	$(3,503,395)	$5,209,487

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets
As of September 30, 2001
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1	$40,992	$3,226	$—	$44,219
Accounts receivable	—	167,517	121,568	(112,095)	176,990
Inventories	—	192,958	15,018	—	207,976
Assets from coal and emission allowance trading activities	—	96,609	—	—	96,609
Deferred income taxes	—	7,126	—	—	7,126
Other current assets	10,818	6,520	6,763	—	24,101

Total current assets	10,819	511,722	146,575	(112,095)	557,021

Property, plant, equipment and mine development — at cost	—	4,509,522	459,144	—	4,968,666
Less accumulated depreciation, depletion and amortization	—	(561,221)	(72,169)	—	(633,390)

Property, plant, equipment and mine development, net	—	3,948,301	386,975	—	4,335,276
Investments and other assets	2,286,617	914,341	504,580	(3,441,224)	264,314

Total assets	$2,297,436	$5,374,364	$1,038,130	$(3,553,319)	$5,156,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$—	$10,632	$16,656	$—	$27,288
Payable to affiliates, net	370,997	(382,259)	11,262	—	—
Liabilities from coal and emission allowance trading activities	—	81,529	—	—	81,529
Accounts payable and accrued expenses	138,460	483,036	55,300	(112,095)	564,701

Total current liabilities	509,457	192,938	83,218	(112,095)	673,518
Long-term debt, less current maturities	723,844	80,869	205,435	—	1,010,148
Deferred income taxes	—	562,318	—	—	562,318
Other noncurrent liabilities	—	1,795,070	8,642	—	1,803,712

Total liabilities	1,233,301	2,631,195	297,295	(112,095)	4,049,696

Minority interests	—	—	42,780	—	42,780

Stockholders’ equity	1,064,135	2,743,169	698,055	(3,441,224)	1,064,135

Total liabilities and stockholders’ equity	$2,297,436	$5,374,364	$1,038,130	$(3,553,319)	$5,156,611

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended September 30, 2000
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$16,216	$39,271	$25,935	$81,422

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment
and mine development	—	(49,295)	(47,733)	(97,028)
Additions to advance mining royalties	—	(2,766)	(6,113)	(8,879)
Proceeds from property and equipment disposals	—	3,625	3,989	7,614
Proceeds from sale-leaseback transactions	—	28,800	6,289	35,089

Net cash used in continuing operations	—	(19,636)	(43,568)	(63,204)
Net cash provided by discontinued operations	604	89,470	—	90,074

Net cash provided by (used in) investing activities	604	69,834	(43,568)	26,870

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings and long-term debt	—	—	9,361	9,361
Payments of short-term borrowings and long-term debt	(110,000)	(931)	(12,882)	(123,813)
Distributions to minority interests	—	—	(2,904)	(2,904)
Net change in due to/from affiliates	92,861	(111,144)	18,283	—

Net cash provided by (used in) financing activities	(17,139)	(112,075)	11,858	(117,356)
Effect of exchange rate changes
on cash and cash equivalents	—	—	(1,120)	(1,120)

Net decrease in cash and cash equivalents	(319)	(2,970)	(6,895)	(10,184)
Cash and cash equivalents at beginning of period	347	45,931	19,340	65,618

Cash and cash equivalents at end of period	$28	$42,961	$12,445	$55,434

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended September 30, 2001
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(11,356)	$45,511	$21,054	$55,209

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development	—	(79,040)	(44,984)	(124,024)
Additions to advance mining royalties	—	(3,015)	(1,950)	(4,965)
Proceeds from property and equipment disposals	—	5,791	2,014	7,805
Proceeds from sale-leaseback transactions	—	—	6,968	6,968

Net cash used in investing activities	—	(76,264)	(37,952)	(114,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	1,800	27,607	29,407
Payments of long-term debt	(313,842)	(100,225)	(16,507)	(430,574)
Net proceeds from initial public offering	449,832	—	—	449,832
Distributions to minority interests	—	—	(3,919)	(3,919)
Dividends paid	(5,194)	—	—	(5,194)
Net distributions to member	(4,762)	—	4,762	—
Transactions with affiliates	(115,739)	112,914	2,825	—
Other	889	62	—	951

Net cash provided by financing activities	11,184	14,551	14,768	40,503

Net decrease in cash and cash equivalents	(172)	(16,202)	(2,130)	(18,504)
Cash and cash equivalents at beginning of period	173	57,194	5,356	62,723

Cash and cash equivalents at end of period	$1	$40,992	$3,226	$44,219

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

     This quarterly report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. Forward-looking statements involve risks and uncertainties, and a variety of factors could cause actual results to differ materially from our current expectations, including but not limited to: coal and power market conditions and fluctuations in the demand for coal as an energy source, severity of weather, the continued availability of long-term coal supply contracts, railroad performance, the duration and severity of the current economic downturn and future economic conditions, changes in mining costs for labor, fuel and operational reasons, changes in the government regulation of and legislation related to the mining and electric power industries, risks inherent to mining, changes in our leverage position, the ability to successfully implement operating strategies and other factors discussed in our filings with the Securities and Exchange Commission.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of anticipated or unanticipated events.

Factors Affecting Comparability

  Sale of Australian Operations

     On January 29, 2001, we sold our Australian operations to Coal & Allied Industries Limited (“Coal & Allied”), a 71%-owned subsidiary of Rio Tinto Limited. The selling price was $446.8 million in cash. Under the terms of the agreement, Coal & Allied obtained ownership of all assets and assumed all liabilities of our Australian operations. The statements of operations and cash flows for the quarter and six months ended September 30, 2000 include the results of Australian operations.

  Discontinued Operations

     On March 13, 2000, the Board of Directors authorized management to sell Citizens Power, a wholly owned subsidiary that engaged in power trading and power contract restructuring transactions. We classified Citizens Power as a discontinued operation as of March 31, 2000, and recorded an estimated loss on the sale of $78.3 million, net of income taxes, during the fiscal year ended March 31, 2000. We completed the sale of operations and the monetization of non-trading assets held by Citizens Power during the fiscal year ended March 31, 2001. We reduced our estimated after-tax loss on disposal by $2.9 million and $11.8 million during the quarter and six months ended September 30, 2000, respectively.

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

     Sales. Sales for the quarter ended September 30, 2001 for the U.S. operations were $658.7 million, a $60.8 million, or 10.2%, increase from the prior year quarter. The increase was due to improved sales volume in all operating regions, and price improvements in Appalachia and the Powder River Basin. U.S. operations sales volume was 49.3 million tons for the current year quarter, compared to 46.6 million tons for the prior year quarter, an increase of 5.8%. Improved sales volume at our Midwest and Southwest operations led the increase, as our previous capital investments in these regions increased capacity to meet customer demand. Overall, U.S. operations average sales price was 5.9% higher than the prior year quarter due to improved Appalachia and Powder River Basin prices that were driven by strong customer demand, combined with a shift in sales mix toward higher-priced sales in the Midwest during the quarter. Overall sales for the quarter ended September 30, 2001 increased $4.5 million, or 0.7%, from the prior year quarter. Sales from Australian operations included in the prior year quarter were $56.3 million, from sales volume of 3.2 million tons.

     Sales in the Midwest region increased $15.6 million, as improved operational performance and higher sales volume at our Black Beauty operations were only partially offset by lower production at the Camps operating unit related to equipment and geologic problems in the current year quarter and the closure of the Camp 1 mine in October 2000. Sales in Appalachia increased $14.8 million, as a result of improved demand-driven volume and pricing. Powder River sales increased $12.6 million, mainly due to improved pricing as a result of strong customer demand. Sales in the Southwest region increased $7.9 million, as we expanded production at the Lee Ranch mine in the current year quarter to meet new sales commitments, and had higher demand at both of our Arizona mines. Sales from brokerage and trading activities increased $10.1 million, as trading and sales volume increased as a result of improved market liquidity.

     Other Revenues. Other revenues from U.S. operations increased $16.6 million compared to the prior year quarter. Coal royalty income increased $3.5 million, primarily due to a $2.4 million non-refundable advance coal royalty received during the quarter. Other revenues also include $4.8 million for the monetization of a portion of a coal brokerage agreement that had increased in value due to favorable market conditions. The remainder of the increase was attributable to higher revenues from improved coal trading volume, as further discussed below. Other revenues from Australian operations included in the prior year quarter were $16.4 million.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense at U.S. operations increased $3.7 million from the prior year quarter. The increase was primarily due to increased depletion from higher production volume in the current year. Total depreciation, depletion and amortization expense of $56.7 million decreased $4.1 million compared to the quarter ended September 30, 2000, as $7.8 million of depreciation, depletion and amortization expense from Australian operations is included in the prior year quarter.

     Selling and Administrative Expenses. Selling and administrative expenses of $25.6 million increased $5.0 million compared to the quarter ended September 30, 2000. The increase was due in part to higher costs driven by two power plant development projects, higher insurance costs, additional resources to support our expanding trading operations and the requirements of being a public company.

     Operating Profit. Operating profit from U.S. operations increased $9.8 million, or 36.8%, for the quarter ended September 30, 2001. The improvement was due to improved U.S. mining operations margins, partially offset by increased selling and administrative expenses discussed above. Overall operating profit was $36.3 million, a decrease of $3.1 million, or 7.9%, compared to the prior year quarter. Operating profit of $12.8 million from Australian operations is included in the prior year quarter.

     Operating profit from U.S. mining operations improved $11.1 million in the current year quarter, primarily as a result of improved sales in all operating regions, combined with improved productivity in the Midwest and Appalachia. The profit increase was achieved despite increased fuel, explosives and power costs, which negatively impacted operating profit by $4.8 million at our western operations and in the Midwest region. U.S mining operations also absorbed higher royalty and tax expense of $4.1 million, driven by higher sales. In addition, due to extended periods of producing at peak levels, most operating regions have experienced increased maintenance and repair and overtime costs.

     In the east, Appalachia’s operating profit improved $9.2 million, from improved sales and productivity in the current year quarter. Operating profit in the Midwest improved $0.7 million compared to the prior year quarter.

     In the west, the Powder River region’s operating profit increased $2.2 million over the prior year quarter as improved prices and slightly higher volume overcame higher fuel, explosives, labor and repair and maintenance costs. In the Southwest, operating profit was $1.0 million lower than the prior year quarter, as higher sales volume was offset by higher fuel and power costs.

     Profit from trading and brokerage operations increased $7.0 million over the prior year quarter, as higher trading volume, increased market volatility, liquidity and improved sourcing flexibility provided product and price arbitrage opportunities.

     Operating costs in the current year quarter related to past mining activities improved $4.3 million over the prior year quarter, due to lower prescription drug costs of $2.5 million and expense reductions related to the true-up of refunds on certain excise taxes previously paid. Further contributing to the operating profit variance was a favorable adjustment in the prior year quarter of our liability for environmental cleanup-related costs of $8.0 million.

     Interest Expense. Interest expense for the quarter was $28.9 million, a $22.6 million decrease, or 43.9%, from the prior year quarter. The decrease was due to the significant debt repayments made since June 30, 2000. Utilizing proceeds from sales of our Citizens Power subsidiary and Australian operations, combined with proceeds from our initial public offering in May 2001, we reduced our debt by $1.0 billion from June 30, 2000 to June 30, 2001.

     Interest Income. Interest income decreased $1.0 million, to $0.2 million, for the quarter ended September 30, 2001. Prior year quarter results reflect the investment of excess cash associated with the sale of Citizens Power prior to being used to repay debt.

     Income Taxes. For the quarter ended September 30, 2001, income tax expense was $1.0 million on income before income taxes and minority interests of $7.6 million, compared to an income tax benefit of $1.1 million on a loss before income taxes and minority interests of $10.9 million in the prior year quarter. Excluding the effect of Australian operations included in the prior year period, there was an income tax benefit of $5.4 million on a loss before income taxes and minority interests of $21.6 million.

     The current year quarter reflects a reduction in our effective income tax rate from 25.0% to 21.5% (on a year-to-date basis), primarily due to the allowance for percentage depletion for tax purposes and the recognition of tax benefits associated with losses generated in the current year.

     Gain from Disposal of Discontinued Operations. During the quarter ended September 30, 2000, we reduced our estimated loss on the sale of Citizens Power by $2.9 million, net of income taxes. This adjustment reflected higher estimated proceeds from the monetization of Citizens’ power contracts as part of the wind-down of Citizens operations. Citizens Power was classified as a discontinued operation effective March 31, 2000, and the sale was completed during the fiscal year ended March 31, 2001.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

     Sales. Sales for the six months ended September 30, 2001 for the U.S. operations were $1,284.6 million, an $88.6 million, or 7.4%, increase from the prior year period. The increase was due to improved sales volume in all operating regions except Appalachia, where volume approximated prior year levels, and price improvements in Appalachia and the Powder River Basin. U.S. operations sales volume was 96.1 million tons for the current year, compared to 90.4 million tons for the prior year period, an increase of 6.3%. Improved sales volume at our Midwest and Southwest operations led the increase, as our previous capital investments in these regions increased capacity to meet customer demand. Overall U.S. operations average sales price was 1.1% higher than the prior year period due to improved Appalachia and Powder River Basin prices that were driven by strong customer demand. The average pricing increase was slightly mitigated by sales mix, as Appalachia’s higher priced tons represented a lower percentage of overall sales in the current year compared to the prior year period. Total sales for the six months ended September 30, 2001 decreased $28.2 million, or 2.1%, from the prior year period. Sales from Australian operations included in the prior year period were $116.8 million, from sales volume of 6.5 million tons.

     Sales in the Midwest region increased $26.0 million, as improved operational performance and higher sales volume at our Black Beauty operations were only partially offset by lower production at the Camps operating unit related to a longwall move and equipment problems in the current year, combined with the closure of the Camp 1 mine in October 2000. Powder River sales increased $24.5 million, due to improved pricing and volume from strong customer demand. Appalachian sales increased $13.5 million, as a result of improved demand-driven pricing. Sales in the Southwest region increased $12.6 million, as we expanded production at the Lee Ranch mine in the current year to meet new sales commitments, and had higher demand at both of our Arizona mines. Finally, sales from brokerage and trading activities increased $12.0 million, as trading and sales volume increased as a result of improved market liquidity.

     Other Revenues. U.S. operations other revenues for the six months ended September 30, 2001 increased $42.4 million compared to the prior year period. Coal royalty income increased $11.9 million, primarily due to two non-refundable advance coal royalties received during the current year. Other revenues also include $9.9 million for the monetization of a coal brokerage agreement that had increased in value due to favorable market conditions. The remainder of the increase was primarily due to higher revenues from improved coal trading volume, as further discussed below. Other revenues from Australian operations included in the prior year period were $25.2 million.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense at U.S. operations increased $10.8 million over the prior year. The increase was primarily due to higher production volume in the current year, combined with $3.6 million of additional depletion associated with the new coal royalty agreements discussed above. Total depreciation, depletion and amortization expense of $116.1 million decreased $5.2 million compared to the six months ended September 30, 2000. Depreciation, depletion and amortization expense from Australian operations of $16.0 million was included in the prior year.

     Net Gain on Property and Equipment Disposals. Net gain on property and equipment disposals increased $5.5 million, mainly due to a $6.4 million gain on the sale of certain idle coal reserves in the current year.

     Operating Profit. Operating profit from U.S. operations increased $31.5 million, or 57.4%, for the six months ended September 30, 2001. Overall operating profit was $86.3 million, an increase of $6.0 million, or 7.5%, compared to the prior year period. Operating profit of $25.5 million from Australian operations was included in the prior year period.

     Profit from trading and brokerage operations increased $15.1 million over the prior year period, as higher trading volume, increased market volatility, liquidity and improved sourcing flexibility provided product and price arbitrage opportunities.

     Operating profit also improved due to the gain on the sale of coal reserves and an $8.5 million operating profit increase from the non-refundable advance royalties discussed above.

     Operating profit from U.S. mining operations increased $6.6 million in the current year. The profit increase was achieved despite increased fuel, explosives and power costs, which negatively impacted operating profit by $12.5 million. U.S mining operations also absorbed higher royalty and tax expense of $8.5 million driven by increased sales. In addition, due to extended periods of producing at peak levels, most operating regions have experienced increased maintenance and repair and overtime costs.

     In the east, Appalachia’s operating profit increased $7.8 million due to strong sales prices during the current six months and improved production in the current quarter. Operating profit in the Midwest declined $2.5 million compared to the prior year period, as higher sales volume and improved productivity at our Black Beauty operations were offset by higher fuel and explosives costs, combined with higher operating costs due to a longwall move and equipment problems at the Camps operating unit in the current year.

     In the west, the Powder River region’s operating profit increased $3.7 million over the prior year period as higher volumes and improved prices overcame higher fuel, explosives and repair and maintenance costs. In the Southwest, operating profit decreased $2.3 million, as higher sales volume was more than offset by higher fuel and power costs.

     Operating costs in the current year related to past mining activities improved $4.7 million over the prior year period, due to lower prescription drug costs of $2.5 million and higher expense reductions related to the recognition of refunds on certain excise taxes previously paid. Further contributing to the operating profit variance was a favorable adjustment in the prior year of our liability for environmental cleanup-related costs of $8.0 million.

     Interest Expense. Interest expense for the six months was $63.4 million, a $39.5 million decrease, or 38.4%, from the prior year six months. The decrease was due to the significant debt repayments made since June 30, 2000. Utilizing proceeds from sales of our Citizens Power subsidiary and Australian operations, combined with proceeds from our initial public offering in May 2001, we reduced debt by $1.0 billion from June 30, 2000 to June 30, 2001.

     Interest Income. Interest income decreased $4.3 million, to $1.5 million, for the six months ended September 30, 2001. The decrease was mainly due to $3.6 million of interest income included in the prior year period associated with the excise tax refunds for the period from January 1, 1994 to March 31, 1998.

     Income Taxes. For the quarter ended September 30, 2001, income tax expense was $5.3 million on income before income taxes and minority interests of $24.5 million, compared to an income tax benefit of $0.8 million on a loss before income taxes and minority interests of $16.9 million in the prior year. Excluding the effect of Australian operations included in the prior year period, there was an income tax benefit of $9.7 million on a loss before income taxes and minority interests of $38.8 million.

     The current year reflects a reduction in our effective income tax rate from 25.0% to 21.5%, primarily due to the allowance for percentage depletion for tax purposes and recognition of tax benefits associated with losses generated in the current year.

     Gain from Disposal of Discontinued Operations. During the six months ended September 30, 2000, we reduced our estimated loss on the sale of Citizens Power by $11.8 million, net of income taxes. The reduction reflected a decrease in the estimated operating losses of Citizens Power during the disposal period due to higher income from electricity trading activities driven by increased volatility and prices for electricity in the western U.S. power markets ($8.8 million) and higher estimated proceeds from the monetization of power contracts as part of the wind-down of Citizens Power’s operations ($3.0 million). Citizens Power was classified as a discontinued operation effective March 31, 2000, and the sale was completed during the fiscal year ended March 31, 2001.

     Extraordinary Loss from Early Extinguishment of Debt. During the six months ended September 30, 2001, we recorded an extraordinary loss of $27.6 million, net of income taxes, which represents the excess of cash paid over the carrying value of the debt retired and the write-off of debt issuance costs associated with the debt retired.

Liquidity and Capital Resources

     Cash provided by operating activities was $55.2 million in the six months ended September 30, 2001, compared to $81.4 million in the prior year. Cash flow in the prior year quarter benefited from $25.0 million of proceeds received related to our accounts receivable securitization program. Also, cash from operations in the current year was negatively impacted by increased working capital cash uses, mainly from lower payables and a smaller inventory decrease in the current year.

     Net cash used in investing activities was $114.2 million for the six months ended September 30, 2001, compared to cash provided by investing activities in the prior year period of $26.9 million. The decrease is due to higher capital expenditures of $27.0 million and lower proceeds from sale-leaseback transactions of $28.1 million in the current year, coupled with $90.1 million of proceeds related to the sale of Citizens Power included in the prior year.

     Current year U.S. operations capital expenditures were $54.7 million higher than the prior year, mainly due to increased investment in the Powder River Basin to incrementally expand the operations and add new equipment and at Black Beauty to complete the addition of new mines to service long-term contracts and purchase a dragline to lower overburden removal costs. Australian operations capital expenditures included in the prior year period were $27.7 million.

     Total capital expenditures for the nine months ended December 31, 2001 are expected to range from $175 to $200 million, and have been and will be primarily used to acquire additional low sulfur coal reserves, develop existing reserves, replace or add equipment and fund cost reduction initiatives. We had $133.2 million of committed capital expenditures at September 30, 2001. We anticipate funding these capital expenditures through available cash and credit facilities.

     Net cash provided by financing activities was $40.5 million for the six months ended September 30, 2001, an increase of $157.9 million over the prior year period. We made debt payments of $430.6 million during the six-month period, principally from $449.8 million of proceeds received from our initial public offering. The prior year period reflects $123.8 million in debt repayments made using proceeds from the sale of Citizens Power.

     On May 22, 2001, we completed an initial public offering of 17,250,000 shares of common stock. Net proceeds from the offering were $449.8 million. We used $413.8 million of the proceeds from the offering to repay debt, and the remaining $36.0 million of proceeds were used for other operating needs.

     Subsequent to March 31, 2001, Moody’s, Standard & Poor’s and Fitch reviewed our various debt ratings. Moody’s upgraded our senior implied rating to Ba2 from Ba3, our senior secured revolving credit facility to Ba1 from Ba2, and our 9.625% Senior Subordinated Notes to B1 from B2. Standard & Poor’s upgraded our corporate credit rating to BB from BB-, our 8.875% Senior Notes to BB from B+ and our 9.625% Senior Subordinated Notes to B+ from B. Fitch upgraded our senior secured revolving credit facility to BB+ from BB-, our 8.875% Senior Notes to BB from B+ and our 9.625% Senior Subordinated Notes to B+ from B-.

     As of September 30, 2001, our total indebtedness consisted of the following (in thousands):

9.625% Senior Subordinated Notes (“Senior Subordinated Note”) due 2008	$407,450
8.875% Senior Notes (“Senior Notes”) due 2008	316,394
Indebtedness of Black Beauty subsidiary	222,091
5.0% Subordinated Note	88,088
Other	3,413

$1,037,436

     On April 30, 2001, we amended our Senior Credit Facility. The amendment, which became effective at the time of the initial public offering, permits the payment of cash dividends and other restricted payments subject to specified limitations, increases the amount available for borrowing under the Revolving Credit Facility from $200.0 million to $350.0 million and permits additional joint venture investments. In connection with the amendment, we agreed to reduce the maximum permitted debt to EBITDA ratio and increase the minimum required interest coverage ratio. All other terms and conditions remained unchanged.

     As of September 30, 2001, we had no borrowings outstanding under our Revolving Credit Facility. Revolving loans under our Revolving Credit Facility bear interest based on the Base Rate (as defined in the Senior Credit Facilities), or LIBOR (as defined in the Senior Credit Facility) at our option.

     The indentures governing our Senior Notes and Senior Subordinated Notes permit us and our Restricted Subsidiaries (as defined in the indentures) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, the indentures limit our and our Restricted Subsidiaries’ ability to: pay dividends or make other distributions; lease, convey or otherwise dispose of all or substantially all of our assets; issue specified types of capital stock; enter into guarantees of indebtedness; incur liens; restrict our subsidiaries’ ability to make dividend payments; merge or consolidate with any other person or enter into transactions with affiliates; and repurchase junior securities or make specified types of investments. We expressly reserve the right, at our sole discretion, from time to time, to purchase any notes, in the open market or through privately negotiated transactions.

     Black Beauty replaced its $100.0 million revolving credit facility with a new $120.0 million revolving credit facility on April 16, 2001. The new facility matures on April 17, 2004. Borrowings outstanding under the $100.0 million revolving credit facility on April 16, 2001 were refinanced under the new $120.0 million revolving credit facility. Black Beauty may elect one or a combination of interest rates based on LIBOR or the corporate base rate plus a margin, which fluctuates based on specified leverage ratios. Borrowings outstanding under the Black Beauty revolving credit agreement totaled $76.4 million at September 30, 2001. The revolving credit facility contains customary restrictive covenants including limitations on additional debt, investments and dividends.

     Black Beauty’s senior unsecured notes include $31.4 million of senior notes and three series of notes with an aggregate principal amount of $60.0 million as of September 30, 2001. The senior notes bear interest at 9.2%, payable quarterly, and are pre-payable in whole or in part at any time, subject to certain make-whole provisions. The three series of notes include Series A, B and C notes, totaling $45.0 million, $5.0 million and $10.0 million, respectively. The Series A notes bear interest at an annual rate of 7.5% and are due in November 2007. The Series B notes bear interest at an annual rate of 7.4% and are due November 2003. The Series C notes bear interest at an annual rate of 7.4% and are due in November 2002. The senior unsecured notes contain customary restrictive covenants including limitations on additional debt, investments and dividends.

     As of September 30, 2001, the revolving and working capital borrowing facilities referred to above totaled $470.0 million, and borrowings thereunder totaled $76.4 million. We were in compliance with the restrictive covenants of all of our debt agreements as of September 30, 2001.

     Non wholly owned subsidiaries of Black Beauty maintain borrowing facilities with banks and other lenders with customary restrictive covenants. The aggregate amount of outstanding indebtedness under those facilities totaled $53.1 million as of September 30, 2001.

Other

     Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001 (effective January 1, 2002 for the Company). SFAS No. 141 prohibits the use of the pooling-of-interests method to account for business combinations initiated after June 30, 2001, expands the disclosure requirements related to business combinations and changes the criteria for recognition of intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subjected to annual impairment tests in accordance with the Statement. We do not anticipate the adoption of SFAS Nos. 141 and 142 will have a material effect on our financial condition or results of operations.

     In addition, the Derivatives Implementation Group, (“DIG”) has concluded on certain SFAS Nos. 133, “Accounting for Derivative Instruments and Hedging Activities,” and 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” Implementation Issues. There was no material impact on our financial statements from guidance provided by the DIG.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

     We account for coal and emission allowance trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, futures, options and swaps, at market value in the consolidated financial statements.

     We perform a value at risk analysis of our trading portfolio, which includes over-the-counter and brokerage trading of coal and sulfur dioxide emission allowances. Our value at risk model is based on the industry standard risk-metrics variance/co-variance approach. This captures our exposure related to both option and physical positions. Our value at risk model assumes a fifteen-day holding period and a 95% confidence interval.

     The use of value at risk allows management to aggregate market risks across products in the portfolio, compare risk on a consistent basis and identify the drivers of risk. Due to the subjectivity in the choice of the liquidation period, reliance on historical data to calibrate the models and the inherent limitations in the value at risk, including the use of delta/gamma approximations to value options, we perform regular stress, back testing and scenario analysis to estimate the impacts of market changes on the value of the portfolio. The results of these analyses are used to supplement the value at risk methodology and capture additional market related risks.

     During the six months ended September 30, 2001, the low, high, and average values at risk for our coal trading portfolio were $0.7, $4.8, and $2.2 million, respectively. Our sulfur dioxide emission allowance value at risk was less than $1 million during the entire six-month period.

Non-trading Activities

     We manage our commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold approximately 85% and 83%, respectively, of our sales volume under long-term coal supply agreements during fiscal year 2001 and the six-month period ended September 30, 2001. Since January 1, 2001, we have entered into sales commitments for approximately 145 million tons to be shipped in calendar years 2002 and beyond. We have substantially all of our calendar 2001 production committed, and approximately 91% of calendar 2002 production is committed under long-term coal supply agreements.

     Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. We, through our suppliers, utilize forward contracts to manage the exposure related to this volatility.

     We have exposure to changes in interest rates due to our existing level of indebtedness. As of September 30, 2001, we had $908.0 million of fixed-rate borrowings and approximately $129.4 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $1.3 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $41.3 million decrease in the fair value of these borrowings.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Salt River Project Agricultural Improvement and Power District—Price Review

     In May 1997, Salt River Project Agricultural Improvement and Power District, or Salt River, acting for all owners of the Navajo Generating Station, exercised their contractual option to review certain cumulative cost changes during a five-year period from 1992 to 1996. Peabody Western sells approximately 7 to 8 million tons of coal per year to the owners of the Navajo Generation Station under a long-term contract. In July 1999, Salt River notified Peabody Western that it believed the owners were entitled to a price decrease of $1.92 per ton as a result of the review. Salt River also claimed entitlement to a retroactive price adjustment to January 1997 and that an overbilling of $50.5 million had occurred during the same five-year period. In October 1999, Peabody Western notified Salt River that it believed it was entitled to a $2.00 per ton price increase as a result of the review. The parties were unable to settle the dispute and Peabody Western filed a demand for arbitration in September 2000. One of the arbitrators selected for an arbitration panel recently recused himself and the hearing scheduled to start on October 29, 2001 has been continued.

     On February 12, 2001 in a related action, Salt River, again acting for all owners of the Navajo Generating Station, filed a lawsuit against Peabody Western in the Superior Court in Maricopa County in Arizona. This lawsuit seeks to compel arbitration of issues that Peabody Western does not believe are subject to arbitration, namely, (1) the effective date of any price change resulting from the resolution of the price review arbitration discussed above and (2) the validity of Salt River’s $50.5 million claim for alleged overcharges by Peabody Western for the period from 1992 through 1996 (the five-year period that was the subject of the price review). We removed this matter to the U.S. District Court for the District of Arizona.

     On October 3, 2001, the U.S. District Court issued an order compelling arbitration with respect to the effective date of any price change and conditionally compelling arbitration with respect to the validity of Salt River’s $50.5 million claim. We have filed an appeal of this decision with the Ninth Circuit Court of Appeals.

     While the outcome of arbitration and litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations.

Salt River Project Agricultural Improvement and Power District — Mine Closing and Retiree Health Care

     Salt River and the other owners of the Navajo Generating Station filed a lawsuit on September 27, 1996 in the Superior Court of Maricopa County in Arizona seeking a declaratory judgment that certain costs relating to final reclamation, environmental monitoring work and mine closing decommissioning and costs primarily relating to retiree health care benefits are not recoverable by our subsidiary, Peabody Western Coal Company, under the terms of a coal supply agreement dated February 17, 1977. The contract expires in 2011.

     Peabody Western filed a motion to compel arbitration of these claims, which was granted in part by the trial court. Specifically, the trial court ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. Peabody Western appealed and the Arizona Court of Appeals affirmed the trial court’s order. Peabody Western filed a petition for review with the Arizona Supreme Court. That petition was denied on September 24, 1998. As a result, Peabody Western, Salt River and the other owners of the Navajo Generating Station will arbitrate the mine decommissioning costs issue and will litigate the retiree health care costs issue.

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

     Peabody Western filed a motion to compel arbitration which was granted by the trial court. Southern California Edison appealed this order to the Arizona Court of Appeals, which denied its appeal. Southern California Edison then appealed the order to the Arizona Supreme Court, which remanded the case to the Arizona Court of Appeals and ordered the appellate court to determine whether the trial court was correct in determining that Peabody Western’s claims are arbitrable. The Arizona Court of Appeals ruled that neither mine decommissioning costs nor retiree health care costs are to be arbitrated and that both issues should be resolved in litigation. The matter has been remanded back to the Superior Court of Maricopa County, Arizona, where a trial has been set for May 20, 2002. Peabody Western answered the complaint and asserted counterclaims. The court then permitted Southern California Edison to amend its complaint to add a claim of overcharges of at least $19.2 million by Peabody Western.

     By order filed on July 2, 2001, the court granted Peabody Western’s motion for summary judgment on liability with respect to retiree health care costs. Southern California Edison filed a motion for reconsideration, which was denied by the court on October16, 2001. Peabody Western has filed a supplemental motion for summary judgment on liability with respect to mine decommissioning costs. We expect that the court will set a trial date to address Peabody Western’s monetary damages, as well as the counterclaims asserted by Southern California Edison. That trial will follow the court’s resolution of liability for mine decommissioning costs.

     While the outcome of litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, and based on outcomes in similar proceedings, we believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations. We had a receivable on our balance sheet at September 30, 2001 for the mine closing costs associated with the Salt River and Southern California Edison matters of $83.5 million.

Social Security Administration

     In 1999, Eastern Associated Coal Corp. and Peabody Coal Company filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the Social Security Administration asserting that the Social Security Administration had improperly assigned, under the Coal Act, certain beneficiaries to us. Subsequently, Peabody Coal and Eastern Associated moved for summary judgment on this claim. Summary judgment was granted and in 2000, the Social Security Administration filed an appeal of the district court’s decision with the U.S. Court of Appeals for the Sixth Circuit. The Sixth Circuit Court of Appeals rejected the Social Security Administration’s appeal on June 21, 2001. The Social Security Administration has until November 19, 2001 to file an appeal with the Supreme Court. We believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations.

Indiana Michigan Power Company

     On September 27, 2001 our subsidiaries, Caballo Coal Company and Peabody COALSALES Company, filed suit in the U.S. District Court for the Eastern District of Missouri against Indiana Michigan Power Company, AEP Energy Services, Inc. and American Electric Power Service Corporation. Our subsidiaries contend that Indiana Michigan Power and American Electric Power Service Corporation breached their obligations under a coal supply agreement dated January 17, 1974. The agreement provides for a price renegotiation every five years. Our subsidiaries called for a price renegotiation in 2001, effective for coal delivered during 2002 through 2006. Our subsidiaries assert that Indiana Michigan Power and American Electric Power Service Corporation did not negotiate in good faith in that they did not submit a competitive offer to supply coal, as required under the contract, when they did not accept the offer submitted by our subsidiaries. If Indiana Michigan Power and American Electric Power Service Corporation are allowed to treat their offer as a bona fide competitive offer, our subsidiaries will be unable to perform under the agreement after January 1, 2002. Our subsidiaries are seeking specific performance of the agreement, injunctive relief, declaratory judgment, damages for breach of contract and damages for tortious interference committed by AEP Energy Services. The contract expires in 2014.

     While the outcome of litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations.

Department of Justice

     Along with other coal producers in the Powder River Basin in Wyoming, we have received a request for information from the U.S. Department of Justice regarding an alleged agreement to restrict production of coal from this region. We have responded to that request.

Item 2. Changes in Securities and Use of Proceeds.

     We completed the sale of 17,250,000 shares of common stock on May 22, 2001 and raised net proceeds of $449.8 million after deducting total expenses of $33.2 million, comprised of the underwriters’ discounts and commissions of $27.2 million and other fees and expenses of $6.0 million. We did not make any direct or indirect payments to any of our directors, officers or their associates under the offering; however, usual and customary underwriting discounts and commissions were paid to Lehman Brothers Inc. and Lehman Brothers International (Europe), each an affiliate of Lehman Brothers Merchant Banking which beneficially owns 57% of our common stock.

     We used the net proceeds from the offering to repay the remaining tranche B term loan outstanding under the Senior Credit Facility of $125.0 million and used $100.0 million to repay borrowings under the revolving credit facility that were used to repay a portion of the 5% subordinated note. We also used $173.0 million of net proceeds to repurchase $80.0 million in principal of the Senior Notes and $80.0 million in principal of the Senior Subordinated Notes pursuant to a tender offer. In addition, we used $3.1 million and $12.7 million of proceeds to repurchase $2.9 million in principal of the Senior Notes and $11.7 million in principal of the Senior Subordinated Notes, respectively, in a private transaction. The remaining $36.0 million of proceeds were used for other operating needs. Except as described above, none of the net proceeds from the initial public offering were used to make direct or indirect payments to (1) any of our directors, officers or their associates, (2) any person owning 10% or more of our equity securities, or (3) any of our affiliates.

     Concurrent with the initial public offering on May 22, 2001, all outstanding shares of our preferred stock, Class A common stock and Class B common stock were converted into a single class of common stock on a one-for-one basis.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

See the Exhibit Index on page 28 of this report.

(b)	Reports on Form 8-K

On July 31, we filed a Form 8-K under Item 8, Change in Fiscal Year, indicating that we will change our fiscal year-end from March 31 to December 31.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PEABODY ENERGY CORPORATION

Date: October 30, 2001	/s/ RICHARD A. NAVARRE Richard A. Navarre Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit

10.30	Peabody Energy Corporation Deferred Compensation Plan.