Form 10KT405
period 2001-12-31
PEABODY ENERGY CORP
filed 2002-03-12
CIK 1064728

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2001

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2001 to December 31, 2001
                               -------------    -----------------

Commission File Number                        1-16463
                        --------------------------------------------------------


                          PEABODY ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           13-4004153
-------------------------------                       ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

701 MARKET STREET, ST. LOUIS, MISSOURI                             63101
--------------------------------------------------------------- --------------
(Address of principal executive offices)                         (Zip Code)

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
Yes         X       No
           -----          ----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002: Common Stock, par value $0.01 per share, $559.7 million.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 1, 2002: Common Stock, par value $0.01 per share, 52,020,274 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Peabody Energy Corporation (the "Company") Annual Report for the nine months ended December 31, 2001 are incorporated by reference into Part II hereof. Portions of the Company's Proxy Statement to be filed with the SEC in connection with the Company's Annual Meeting of Stockholders to be held on May 3, 2002 (the "Company's 2002 Proxy Statement") are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

       Some of the information included in this prospectus or any prospectus supplement and the documents we have incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or our future financial performance. We use words such as "anticipate," "believe," "expect," "may," "project," "will" or other similar words to identify forward-looking statements.

       Without limiting the foregoing, all statements relating to our:

       o      future outlook;

       o      anticipated capital expenditures;

       o      future cash flows and borrowings; and

       o      sources of funding

are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements.

Among the factors that could cause actual results to differ materially are:

       o      general economic conditions;

       o modification or termination of our long-term coal supply agreements;

       o      reduction of purchases by major customers;

       o      transportation costs;

       o      risks inherent to mining;

       o      government regulation of the mining industry;

       o      replacement of recoverable reserves;

       o      implementation of new accounting standards;

       o      inflationary trends and interest rates; and

       o other factors, including those discussed in "Risk Factors" and "Recent Developments."

       When considering these forward-looking statements, you should keep in mind the cautionary statements in this document, any prospectus supplement or term sheet and the documents incorporated by reference. We will not update these statements unless the securities laws require us to do so.

                         TABLE OF CONTENTS

PART I.                                                                                                Page
                                                                                                      --------
     Item 1.    Business...........................................................................      4
     Item 2.    Properties.........................................................................     19
     Item 3.    Legal Proceedings..................................................................     24
     Item 4.    Submission of Matters to a Vote of Security Holders................................     27
     Item 4A.   Executive Officers of the Company..................................................     27

PART II.

     Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters..............     29
     Item 6.    Selected Financial Data............................................................     29
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................     32
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................     46
     Item 8.    Financial Statements and Supplementary Data........................................     47
     Item 9.    Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure.............................................................     47

PART III.

     Item 10.   Directors and Executive Officers of the Registrant.................................     47
     Item 11.   Executive Compensation.............................................................     47
     Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................     47
     Item 13.   Certain Relationships and Related Transactions.....................................     47

PART IV.

     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................     47

                                     PART I

ITEM 1.    BUSINESS.

OVERVIEW

     We are the largest private-sector coal company in the world. During the nine months ended December 31, 2001, we sold 146.5 million tons of coal. During this period, we sold coal to more than 250 electric generating and industrial plants in eleven countries, and fueled the generation of more than 9% of all electricity in the United States and 2.5% of all electricity in the world. At December 31, 2001, we had 9.1 billion tons of proven and probable coal reserves.

     We own majority interests in 33 coal operations located throughout all major U.S. coal producing regions, with 72% of our mining operations' coal sales during the nine months ended December 31, 2001 shipped from the western United States and the remaining 28% from the eastern United States. Most of our production in the western United States is low sulfur coal from the Powder River Basin. Our overall western U.S. coal production has increased from 37.0 million tons in fiscal year 1990 to 127.1 million tons during calendar year 2001, representing a compounded annual growth rate of 12%. In the west, we own and operate mines in Arizona, Colorado, Montana, New Mexico and Wyoming. In the east, we own and operate mines in Illinois, Indiana, Kentucky and West Virginia. We produced 79% of our sales volume for the nine months ended December 31, 2001 from non-union mines.

     For the nine months ended December 31, 2001, 94% of our sales were to U.S. electricity generators, 4% were to the U.S. industrial sector and 2% were to customers outside the United States. Approximately 83% of our coal sales during the nine months ended December 31, 2001 were under long-term contracts. As of December 31, 2001, nearly one billion tons of our future coal production were committed under long-term contracts, with remaining terms ranging from one to 14 years and an average volume-weighted remaining term of approximately four years. As of March 1, 2002, we had approximately 6 million tons and 65 million tons of expected production available for sale at market-based prices in calendar year 2002 and 2003, respectively.

     In addition to our mining operations, we market and trade coal and emission allowances. Our total tons traded as part of these activities were 39.4 million for the nine months ended December 31, 2001. Finally, we are also expanding in related energy businesses that include coalbed methane production, transportation-related services, third-party coal contract restructuring and participation in the development of coal-based generating plants.

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

     On May 19, 1998, Lehman Brothers Merchant Banking Partners II L.P., an affiliate of Lehman Brothers Inc., purchased Peabody Holding Company and its affiliates, Peabody Resources Limited (Peabody Resources) and Citizens Power LLC.

     During the 1980s, Peabody grew through internal expansion and acquisition, opening the North Antelope Mine in Wyoming's coal-rich Powder River Basin in 1983 and the Rochelle Mine in 1985. In 1984, we acquired the West Virginia coal properties of ARMCO Steel and the following year purchased Coal Properties Corp. and Eastern Associated Coal Corp., which included seven operating mines and substantial low sulfur coal reserves in West Virginia.

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

     In 1994, we acquired the Caballo and Rawhide mines in Wyoming's Powder River Basin from Exxon Coal USA Inc. This acquisition, along with the expansion of the North Antelope and Rochelle Mines, positioned Peabody as the leading producer in the Powder River Basin, the nation's largest and fastest growing coal region. Our sales volume from the Powder River Basin increased from 31 million tons in 1993 to 106.3 million tons in calendar 2001.

     In August 1999, we purchased a 55% interest in the Moura Mine in Queensland, Australia. The Moura Mine supplies a range of steam and metallurgical coals to Asia-Pacific customers and operates a coalbed methane extraction operation. We sold our Australian operations to a subsidiary of Rio Tinto Limited in January 2001.

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


                     [UNITED STATES MINING OPERATIONS MAP]



     Within the United States, we conduct operations in the Powder River Basin, Southwest, Appalachia and Midwest regions.

POWDER RIVER BASIN OPERATIONS

     We control approximately 2.7 billion tons of coal reserves in the Southern Powder River Basin, the largest and fastest growing major U.S. coal-producing region. We own and manage two active low sulfur, non-union surface mining complexes in Wyoming that sold approximately 78.3 million tons of coal during the nine months ended December 31, 2001, or approximately 53% of our total coal sales volume. The North Antelope/Rochelle and Caballo mines are serviced by both major western railroads, the Burlington Northern & Santa Fe and the Union Pacific. In addition, we own the Rawhide Mine, which is located ten miles north of Gillette, Wyoming and uses truck-and-shovel mining methods. The Rawhide Mine is serviced by the Burlington Northern & Santa Fe railroad. Operations were suspended at the Rawhide mine in 1999, and the mine reopened in January 2002 as a result of favorable market conditions during 2001.

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

North Antelope/Rochelle

     The North Antelope/Rochelle Mine is located 65 miles south of Gillette, Wyoming. This mine is the largest and most productive in the United States, selling 56.8 million tons during the nine months ended December 31, 2001. The North Antelope/Rochelle Mine produces premium quality coal with a sulfur content averaging 0.2% and a heat value ranging from 8,500 to 8,900 Btu per pound. The North Antelope/Rochelle Mine produces the lowest sulfur coal in the United States, using a dragline along with six truck-and-shovel fleets. We expect to add a second dragline in 2002 to improve productivity.

Caballo

     The Caballo Mine is located 20 miles south of Gillette, Wyoming. During the nine months ended December 31, 2001, it sold approximately 21.5 million tons of compliance coal. Caballo is a truck-and-shovel operation with a coal handling system that includes two 12,000-ton silos and two 11,000-ton silos.

Big Sky

     The Big Sky Mine is located in the northern end of the Powder River Basin near Colstrip, Montana, and uses dragline mining equipment. The mine sold 2.0 million tons of medium sulfur coal during the nine months ended December 31, 2001. Coal is shipped by rail to several major electric generating customers in the upper midwestern United States. This mine is near the exhaustion of its economically recoverable reserves, and we may close it in the next several years, depending upon market and mining conditions. Hourly workers at the Big Sky Mine are members of the United Mine Workers of America.

SOUTHWEST OPERATIONS

     We own and manage four mines in the western bituminous coal region - two in Arizona, and one in each of Colorado and New Mexico. The Colorado and Arizona mines supply primarily compliance coal and the New Mexico mine supplies medium sulfur coal under long-term coal supply agreements to electricity generating stations in the region. Together, these mines sold 16.0 million tons of coal during the nine months ended December 31, 2001.

Black Mesa

     The Black Mesa Mine, which is located on the Navajo Nation and Hopi Tribe reservations in Arizona, uses two draglines and sold 3.6 million tons of coal during the nine months ended December 31, 2001. The Black Mesa Mine coal is crushed, mixed with water and then transported 273 miles through the underground Black Mesa Pipeline (which is owned by a third party) to the Mohave Generating Station near Laughlin, Nevada, which is operated and partially owned by Southern California Edison. The mine and pipeline were designed to deliver coal exclusively to the plant, which has no other source of coal. The Mohave Generating Station coal supply agreement extends until 2005, with the customer's option to extend the term up to an additional 15 years, subject to agreement on specified terms. Hourly workers at this mine are members of the United Mine Workers of America.

Kayenta

     The Kayenta Mine is adjacent to the Black Mesa Mine and uses four draglines in three mining areas. It sold approximately 6.5 million tons of coal during the nine months ended December 31, 2001. The Kayenta Mine coal is crushed, then carried 17 miles by conveyor belt to storage silos where it is loaded on to a private rail line and transported 83 miles to the Navajo Generating Station, operated by the Salt River Project near Page, Arizona. The mine and railroad were designed to deliver coal exclusively to the power plant, which has no other source of coal. The Navajo coal supply agreement extends until 2011. Hourly workers at this mine are members of the United Mine Workers of America.

Seneca

     The Seneca Mine near Hayden, Colorado shipped 1.3 million tons of compliance coal during the nine months ended December 31, 2001, operating with two draglines in two separate mining areas. The mine's coal is hauled by truck to the nearby Hayden Generating Station, operated by the Public Service of Colorado, under a coal supply agreement that extends until 2011. Hourly workers at this mine are members of the United Mine Workers of America.

Lee Ranch Coal Company

     The Lee Ranch Mine, located near Grants, New Mexico, sold approximately 4.6 million tons of medium sulfur coal during the nine months ended December 31, 2001. Lee Ranch shipped the majority of its coal to two customers in Arizona and New Mexico under coal supply agreements extending until 2010 and 2014, respectively. Lee Ranch is a non-union surface mine that uses a combination of dragline and truck-and-shovel mining techniques. Lee Ranch is currently expanding to annual production capacity of 6.7 million tons to meet the requirements of two new customers.

APPALACHIA OPERATIONS

     We own and manage six operating units and related facilities in West Virginia. During the nine months ended December 31, 2001, these operations sold approximately 13.5 million tons of compliance, medium sulfur and high sulfur steam and metallurgical coal to customers in the United States and abroad. Hourly workers at these operations are members of the United Mine Workers of America.

Big Mountain Operating Unit

     The Big Mountain Operating Unit is based near Prenter, West Virginia. This operating unit's primary mine is Big Mountain No. 16. In August 2000, we closed the Robin Hood No. 9 Mine after depleting its mineable reserves and the White's Branch Mine began production. White's Branch's operations are currently suspended due to geologic problems. During the nine months ended December 31, 2001, the Big Mountain No. 16 and White's Branch mines sold approximately 1.8 million tons of steam coal. Big Mountain No. 16 is an underground mine using continuous mining equipment. Processed coal is loaded on the CSX railroad.

Harris Operating Unit

     The Harris Operating Unit consists of the Harris No. 1 Mine near Bald Knob, West Virginia, which sold approximately 2.8 million tons of compliance coal during the nine months ended December 31, 2001. This mine uses both longwall and continuous mining equipment.

Rocklick Operating Unit and Contract Mines

     The Rocklick preparation plant, located near Wharton, West Virginia, processes coal produced by the Harris Mine and contract mining companies from coal reserves that we control. This preparation plant shipped approximately 5.4 million tons of steam and metallurgical coal during the nine months ended December 31, 2001, including 2.8 million tons related to the Harris Operating Unit. Processed coal is loaded at the plant site on the CSX railroad or transferred via conveyor to our Kopperston loadout facility and loaded on the Norfolk Southern railroad.

Wells Operating Unit

     The Wells Operating Unit, in Boone County, West Virginia, sold approximately 2.4 million tons of metallurgical and steam coal during the nine months ended December 31, 2001. The unit consists of the Lightfoot No. 2 Mine, contract mines and the Wells preparation plant, located near Wharton, West Virginia. The mine uses continuous mining equipment to produce coal from reserves we own. Processed coal is loaded on the CSX railroad.

Federal No. 2 Mine

     The Federal No. 2 Mine, near Fairview, West Virginia, uses longwall mining equipment and shipped approximately 3.7 million tons of steam coal during the nine months ended December 31, 2001. Coal shipped from the Federal No. 2 Mine has a sulfur content only slightly above that of medium sulfur coal and has an above average heating content. As a result, it is more marketable than some other medium sulfur coals. The CSX and Norfolk Southern railroads jointly serve the mine.

Colony Bay Mine

     The Colony Bay mine is located in Boone County, West Virginia. The mine, which reopened in January 2002, utilizes one spread of surface mining equipment and one highwall miner. Coal produced from the mine is transported to the Rocklick preparation plant prior to shipment to customers. It is anticipated that this mine will produce approximately one million tons in 2002.

Kanawha Eagle Coal Joint Venture

     We have a minority interest in Kanawha Eagle Coal, LLC, which owns a deep mine, a preparation plant and barge-and-rail loading facilities near Marmet, West Virginia. The union-free mine uses continuous mining equipment and shipped
1.7 million tons during the nine months ended December 31, 2001.

MIDWEST OPERATIONS

     We own and operate five mines in the midwestern United States, which collectively sold 5.7 million tons of coal during the nine months ended December 31, 2001. Our midwest operations include three underground and two surface mines, along with five preparation plants and four barge loading facilities, located in western Kentucky, southern Illinois and southwestern Indiana. We ship coal from these mines primarily to electricity generators in the midwestern United States, and we sell some coal to industrial customers that generate their own power.

     In addition to the five wholly-owned mines in our Midwest operating region, we control 16 additional mines in the midwestern United States through our 81.7% joint venture interest in Black Beauty, as discussed below.

Black Beauty Coal Company

     We own 81.7% of Black Beauty, the largest coal company in the Illinois Basin, which controls nine mines in Indiana, five mines in Illinois and one mine in western Kentucky. Together, these operations sold 19.1 million tons of compliance, medium sulfur and high sulfur steam coal during the nine months ended December 31, 2001. We purchased a one-third interest in Black Beauty in 1994, and increased our interest to 43.3% in 1998 and 81.7% in 1999. Black Beauty Resources, Inc., owned by certain members of Black Beauty's management team, owns the remaining interest.

     Black Beauty's principal Indiana mines include Air Quality No. 1, Farmersburg, Francisco and two mines in Somerville, Indiana. Air Quality No. 1 is an underground coal mine located near Monroe City, Indiana that shipped 1.4 million tons of compliance coal during the nine months ended December 31, 2001. Farmersburg is a surface mine situated in Vigo and Sullivan counties in Indiana that sold 2.9 million tons of medium sulfur coal during the nine months ended December 31, 2001. Francisco, a surface mine located in Gibson county, Indiana, sold 2.0 million tons during the nine months ended December 31, 2001, and the two Somerville mines, also located in Gibson county, shipped a total of 5.0 million tons in fiscal year 2001. All of Black Beauty's mines utilize non-union labor.

     Black Beauty owns a 75% equity interest in Arclar Company, LLC (formerly Sugar Camp Coal, LLC), which operates a large surface and underground mining complex in Gallatin and Saline counties in southern Illinois. During the nine months ended December 31, 2001, these facilities sold 4.1 million tons of coal, primarily shipped by barge to downriver utility plants. Black Beauty provides a contract workforce for the Arclar surface mines; the workforce at the underground operations is provided by a separate contractor which employs miners represented under non-UMWA labor agreements.

     Black Beauty also owns a 75% interest in United Minerals Company, LLC. United Minerals currently acts as a contract miner for Black Beauty at the Somerville North and Discovery mines and as contract operator for Black Beauty at the Evansville River Terminal. Kentucky United, LLC, a small coal producer with operations in Daviess County, Kentucky, is a wholly-owned subsidiary of United Minerals.

     During 2001, Black Beauty and Arclar each installed new underground mining facilities. Black Beauty's Vermilion Grove portal, in east-central Illinois, began operations early in the first quarter of 2002 and, together with the existing Riola #1 portal, is expected to produce approximately 2.7 million tons of coal per year. Arclar's new Willow Lake portal also began operations during the first quarter of 2002. Willow Lake will replace Arclar's existing operations at Eagle Valley and Big Ridge, which will both then be idled.

Camp Operating Unit

     The Camp Operating Unit, located near Morganfield, Kentucky, currently operates the Camp No. 11 Mine, an underground mine, and a large preparation plant and barge loading facility. The Camp No. 1 Mine exhausted its economically recoverable reserves and ceased operations in October 2000. Camp No. 11 Mine sold 2.5 million tons of coal during the nine months ended December 31, 2001. The Camp No. 11 Mine uses both longwall and continuous mining equipment. We sell most of the production under contract to the Tennessee Valley Authority.

     The Camp No. 11 Mine is expected to exhaust its economically recoverable reserves in the fourth quarter of 2002, and its production will be replaced by the Highland Operating Unit.

Highland Operating Unit

     The Highland Operating Unit, located near Waverly, Kentucky, has two new underground mines under development. The Highland No. 11 Mine will operate in the No. 11 coal seam and Highland No. 9 Mine will operate in the No. 9 coal seam. We expect both mines to begin production in 2002 utilizing continuous mining equipment, and it is anticipated that these mines will produce up to 1.8 million tons of coal during 2002.

Midwest Operating Unit

     The Midwest Operating Unit near Graham, Kentucky sold 1.3 million tons of coal during the nine months ended December 31, 2001. The unit currently includes the Gibraltar surface mining operation, which uses truck-and-shovel equipment, and the Gibraltar Highwall Mine, which uses continuous mining equipment. The unit used to include the Martwick mine; however in November 2000, the Martwick Mine exhausted its economically recoverable reserves and ceased operations, and the Gibraltar Highwall mine began operations to replace the production. We sell coal from these mines under contract to the Tennessee Valley Authority. On March 4, 2002, a WARN Act notice was sent advising that the Gibraltar Highwall Mine would be closed in the near future, as the mine is reaching the end of its economically recoverable reserves.

Patriot Coal Company

     Patriot Coal Company operates Patriot, a surface mine, and Freedom, an underground mine, in Henderson County, Kentucky, and sold approximately 1.9 million tons of coal during the nine months ended December 31, 2001. The underground mine uses continuous mining equipment, and the surface mine uses truck-and-shovel equipment. Patriot Coal Company also operates a preparation plant and a dock. The Patriot Coal Company mines utilize non-union labor.

LONG-TERM COAL SUPPLY AGREEMENTS

     We currently have coal supply agreements to sell nearly one billion tons of coal, with remaining terms ranging from one to 14 years and an average volume-weighted remaining term of approximately four years. For the nine months ended December 31, 2001, we sold 83% of our sales volume under coal supply agreements. During the nine months ended December 31, 2001, we sold coal to more than 250 electric generating and industrial plants in eleven countries.

     We expect to continue selling a significant portion of our coal under long-term supply agreements. Our strategy is to selectively renew, or enter into new, long-term supply contracts when we can do so at prices we believe are favorable. During 2001, prices for coal increased from prior year levels, particularly in the Powder River Basin and in Appalachia, primarily due to increased prices for competing fuels and increased demand for electricity. Late in 2001, coal prices began to decline from the high levels experienced earlier in 2001, due to a softer economy and milder than normal winter weather. During calendar 2001, we signed contracts for nearly 200 million tons of new business at higher prices than those realized in 2001. As of December 31, 2001 we had sales commitments for approximately 93% of our calendar 2002 production which, as of March 1, 2002, increased to 97% as a result of reduced production estimates for calendar 2002.

     Long-term contracts may be particularly attractive in regions where market prices are expected to remain stable, particularly in cases such as high sulfur coal that would otherwise not be in great demand or for sales under cost-plus arrangements serving captive electric generating plants. To the extent we do not renew or replace expiring long-term coal supply agreements, our future sales will be exposed to market fluctuations, including unexpected downturns in market prices.

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

     Each contract sets a base price. Base prices are sometimes adjusted at quarterly or annual intervals for changes due to inflation and/or changes in actual costs such as taxes, fees and royalties. The inflation adjustments are measured by public indices, the most common of which is the implicit price deflator for the gross domestic product as published by the Department of Commerce.

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

SALES AND MARKETING

     Our sales and marketing operations include Peabody COALSALES and Peabody COALTRADE. Through these entities, we sell coal produced by our diverse portfolio of operations, broker coal sales of other coal producers, both as principal and agent, trade coal and emission allowances, and provide transportation-related services. We also restructure third-party coal supply agreements by acquiring a customer's right to receive coal from another coal company under a coal supply agreement, reselling that coal, and supplying that customer with coal from our own operations. As of December 31, 2001, we had 62 employees in our sales, marketing and trading operations, including personnel dedicated to performing market research, contract administration and risk management activities.

TRANSPORTATION

     Coal consumed domestically is usually sold at the mine, and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers paying ocean freight. Producers usually pay shipping costs from the mine to the port.

     The majority of our sales volume is shipped by rail, but a portion of our production is shipped by other modes of transportation. For example, coal from our Camp operating unit in Kentucky is shipped by barge to the Tennessee Valley Authority's Cumberland plant in Tennessee. Coal from our Black Mesa Mine in Arizona is transported by a 273-mile coal-water pipeline to the Mohave Generating Station in southern Nevada. Coal from the Seneca Mine in Colorado is transported by truck to a nearby electric generating plant. Other mines transport coal by rail and barge or by rail and lake carrier on the Great Lakes. All coal from our Powder River Basin mines is shipped by rail, and two competing railroads, the Burlington Northern & Santa Fe and the Union Pacific, serve our North Antelope/Rochelle and Caballo mines. The Rawhide Mine is serviced by the Burlington Northern & Santa Fe railroad. Approximately 8,000 unit trains are loaded each year to accommodate the coal shipped by these mines. A unit train generally consists of 100 to 140 cars, each of which can hold 100 to 120 tons of coal.

     Our transportation department manages the loading of trains and barges. We believe we enjoy good relationships with rail carriers and barge companies due, in part, to our modern coal-loading facilities and the experience of our transportation coordinators.

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

TECHNICAL INNOVATION

     We place great emphasis on the application of technical innovation to improve new and existing equipment's performance. This research and development effort is typically undertaken and funded by equipment manufacturers using our input and expertise. Our engineering, maintenance and purchasing personnel work together with manufacturers to design and produce equipment that we believe will add value to the business. We have worked with manufacturers to design larger trucks to haul overburden and coal at various mines throughout the company. In Wyoming, we were the first coal company to use the current, state-of-the-art 400-ton haul trucks. Additionally, we worked with manufacturers to develop higher horsepower, underground continuous mining machines and a continuous haulage machine, which mine the coal more effectively, at a lower cost per ton.

     We are a leader in retrofitting existing equipment to increase performance and extend the lives of assets. For example, a dragline from the Midwest was relocated to Wyoming and is being upgraded with new motors and digital controllers that are expected to increase productivity by 10% to 15%. We also deploy extensive lubrication analysis technology, finite element analysis and remote monitoring to ensure full productive life of our equipment. As a result of these efforts, many of our mines have become among the most productive in the industry.

     We use sophisticated software to schedule and monitor trains, mine/pit blending, quality, and customer shipments. The integrated software has been developed in-house and provides a competitive tool to differentiate our reliability and product consistency. We are the largest user of advanced coal quality analyzers among coal producers, according to the manufacturer of this sophisticated equipment. These analyzers allow continuous analysis of certain coal quality parameters, such as sulfur content. Their use helps ensure consistent product quality and helps customers meet stringent air emission requirements. We also support the Power Systems Development Facility, a highly efficient electric generating plant using advanced emissions reduction technology funded primarily through the Department of Energy and operated by an affiliate of Southern Company.

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

POWER PLANT DEVELOPMENT

     To best use our asset base and enhance long-term growth, we are also developing coal-fueled generating plants. We are currently engaged in permitting, engineering and economic analysis for the Thoroughbred Energy Campus. Thoroughbred represents a planned 1,500 megawatt electricity generating plant to be fueled by a 5 to 6 million ton-per-year coal mine on company-controlled property in Western Kentucky. Thoroughbred has received a draft air permit from Kentucky. The governor of Kentucky has issued an executive order which prohibits the issuance of any final power plant permits in the Commonwealth until July 16, 2002. We have also filed an air permit and transmission access documents for a sister project, the Prairie State Energy Campus. Prairie State is using the design, engineering and purchasing template from Thoroughbred to achieve economies of scale, and speed the plant development cycle. Prairie State would be built atop a six million ton-per-year coal mine planned on our property in Southwestern Illinois. Thoroughbred and Prairie State are modeled to be among the cleanest and lowest cost coal-fueled plants east of the Mississippi River. We plan to secure partners for the projects with complementary skills in generating plant construction, operation and power marketing.

COALBED METHANE

     Our subsidiary, Peabody Natural Gas, LLC is evaluating the potential for coalbed methane development within our coal reserves. In addition, we purchased coalbed methane assets near our Caballo Mine in Wyoming in January 2001 for approximately $10 million. We are considering expansion of this business line through acquisitions and development of our own reserves.

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

     Reclamation. Reclamation liabilities primarily represent the future costs to restore surface lands to productivity levels equal to or greater than pre-mining conditions, as required by the Surface Mining Control and Reclamation Act. We also record other related liabilities, such as water treatment and environmental costs. Our long-term reclamation costs, mine-closing and other related liabilities totaled approximately $444.5 million as of December 31, 2001, $5.9 million of which was a current liability. Expense for the nine months ended December 31, 2001 and the year ended March 31, 2001 was $9.6 million and $4.1 million, respectively.

     Workers' Compensation. These liabilities represent the actuarial estimates for compensable, work-related injuries (traumatic claims) and occupational disease, primarily black lung disease (pneumoconiosis). The Federal Black Lung Benefits Act requires employers to pay black lung awards to former employees who filed claims after June 1973. These liabilities totaled approximately $250.4 million as of December 31, 2001, $42.7 million of which was a current liability. Expense for the nine months ended December 31, 2001 and the year ended March 31, 2001 was $36.5 million and $41.4 million, respectively.

     Pension-Related Provisions. Pension-related costs represent the actuarially-estimated cost of pension benefits. Annual contributions to the pension plans are determined by consulting actuaries based on the Employee Retirement Income Security Act minimum funding standards and an agreement with the Pension Benefit Guaranty Corporation. Pension-related current liabilities totaled approximately $16.1 million as of December 31, 2001.

     Retiree Health Care. Consistent with Statement of Financial Accounting Standards No. 106, we record a liability representing the estimated cost of providing retiree health care benefits to current retirees and active employees who will retire in the future. Provisions for active employees represent the amount recognized to date, based on their service to date; additional amounts are provided periodically so that the total estimated liability is accrued when the employee retires.

     A second category of retiree health care obligations represents the liability for future contributions to the United Mine Workers of America Combined Fund created by federal law in 1992. This multi-employer fund provides health care benefits to a closed group of former employees who retired prior to 1976; no new retirees will be added to this group. The liability is subject to increases or decreases in per capita health care costs, offset by the mortality curve in this aging population of beneficiaries.

     Our retiree health care liabilities totaled approximately $1,032.5 million as of December 31, 2001, $70.4 million of which was a current liability. Expense for the nine months ended December 31, 2001 and the year ended March 31, 2001 was $49.8 million and $70.7 million, respectively. Obligations to the United Mine Workers of America Combined Fund totaled $57.1 million as of December 31, 2001, $7.4 million of which was a current liability. Expense for the nine months ended December 31, 2001 was $3.3 million. For the year ended March 31, 2001, income of $8.0 million was recorded, mainly due to the withdrawal by the Social Security Administration of certain beneficiaries previously assigned to us.

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

     The pace of deregulation differs significantly from state to state. To date, 16 states and Washington, D.C. have either enacted legislation leading to the deregulation of the electricity market or issued a regulatory order to implement retail access; seven states have either passed legislation or issued regulatory orders to delay implementing retail access; and 26 other states have not enacted legislation to restructure the electric power industry or implement retail access. In California, where market inefficiencies and supply and demand imbalances created electricity supply shortages, the California Public Utilities Commission has ordered suspension of retail access.

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

EMPLOYEES

     As of December 31, 2001, we and our subsidiaries had approximately 6,500 employees. Approximately 35% of our employees are affiliated with organized labor unions, which accounted for approximately 21% of sales volume during the nine months ended December 31, 2001. Relations with organized labor are important to our success and we believe our relations with employees are satisfactory. Hourly workers at our mines in Arizona, Colorado and Montana are represented by the United Mine Workers of America under the Western Surface Agreement, which was ratified in 2000 and is effective through September 1, 2005. Our union labor east of the Mississippi River is also represented by the United Mine Workers of America and is subject to the National Bituminous Coal Wage Agreement. The current five-year labor agreement was ratified in December 2001 and is effective from January 1, 2002 through December 31, 2006.

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

Black Lung

     Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Historically, less than 7% of the miners currently seeking federal black lung benefits are awarded these benefits by the federal government. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. This tax is passed on to the purchaser under many of our coal supply agreements.

     In December 2000, the Department of Labor issued new amendments to the regulations implementing the federal black lung laws that, among other things, establish a presumption in favor of a claimant's treating physician and limit a coal operator's ability to introduce medical evidence regarding the claimant's medical condition. Industry reports anticipate that the number of claimants who are awarded benefits will increase significantly as will the amounts of those awards. The National Mining Association has filed a lawsuit challenging these regulations. The U.S. District Court of the District of Columbia upheld the regulations. The National Mining Association has filed an appeal with the U.S. Court of Appeals for the District of Columbia.

Coal Industry Retiree Health Benefit Act of 1992

     The Coal Act provides for the funding of health benefits for certain United Mine Workers of America retirees. The Coal Act established the Combined Fund into which "signatory operators" and "related persons" are obligated to pay annual premiums for beneficiaries. The Coal Act also created a second benefit fund for miners who retired between July 21, 1992 and September 30, 1994 and whose former employers are no longer in business. Companies that are liable under the Coal Act must pay premiums to the Combined Fund. Annual payments made by certain of our subsidiaries under the Coal Act totaled $3.9 million and $4.1 million, respectively, during the nine months ended December 31, 2001 and year ended March 31, 2001.

     In October 1998, the Combined Fund sent a premium notice to all assigned operators subject to the fund that included retroactive death benefit and health benefit premiums dating back to February 1, 1993. On November 13, 1998, 10 employers, including two of our subsidiaries, Peabody Coal Company and Eastern Associated Coal Corp., challenged the fund's retroactive rebilling in a lawsuit filed in the Northern District Court of Alabama. The District Court ruled against us and the other employers and we and the employers filed an appeal with the U.S. Court of Appeals for the 11th Circuit. If we are successful in this litigation, we will be eligible for a $1.0 million credit as a reduction to future premiums.

     In 1996, the Combined Fund sued the Social Security Administration in the District of Columbia seeking a declaration that the Social Security Administration's original calculation of the per-beneficiary premium was proper. Certain coal companies, but not our subsidiaries, intervened in the lawsuit. On February 25, 2000, the federal District Court ruled in favor of the Combined Fund. The Combined Fund has obtained an amended order and the intervenor coal companies have appealed the court's decision. If this decision is upheld on appeal and applied retroactively, our subsidiaries will be required to pay an additional premium to the Combined Fund of approximately $3.6 million.

Environmental Laws

     We are subject to various federal, state and foreign environmental laws. These laws, some of which are discussed below, place many requirements on our coal mining operations, and both federal and state inspectors regularly visit our mines and other facilities to ensure compliance.

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

     All states in which we have active mining operations have achieved primary control of enforcement through approved state programs. Although we do not anticipate significant permit issuance or renewal problems, we cannot assure you that our permits will be renewed or granted in the future or that permit issues will not adversely affect operations. Under previous regulations of the act, responsibility for any coal operator currently in violation of the act could be imputed to other companies deemed, according to regulations, to "own or control" the coal operator. Sanctions included being blocked from receiving new permits and rescission or suspension of existing permits. Because of federal court action invalidating these ownership and control regulations, the Office of Surface Mining Reclamation and Enforcement responded to the court action by promulgating interim regulations, which more narrowly apply the ownership and control standards to coal companies.

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

     The Department filed an appeal of the decision with the U.S. Court of Appeals for the Fourth Circuit. In April 2001, the Fourth Circuit overturned the District Court decision regarding the intermittent and perennial stream issue. The U.S. Supreme Court recently denied the petition for certiorari filed by certain environmental groups.

     We currently have no mountaintop mining operations or plans to develop mountaintop mining operations.

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

     Title IV of the Clean Air Act Amendments places limits on sulfur dioxide emissions from electric power generation plants. The limits set baseline emission standards for these facilities. Reductions in emissions occurred in Phase I in 1995 and in Phase II in 2000 and apply to all coal-based power plants. The affected electricity generators have been able to meet these requirements by, among other ways, switching to lower sulfur fuels, installing pollution control devices, such as flue gas desulfurization systems, which are known as "scrubbers," reducing electricity generating levels or purchasing sulfur dioxide emission allowances. Emission sources receive these sulfur dioxide emission allowances, which can be traded or sold to allow other units to emit higher levels of sulfur dioxide. We cannot ascertain the effect of these provisions of the Clean Air Act Amendments on us in future years. At this time, we believe that implementation of Phase II has resulted in an upward pressure on the price of lower sulfur coals, as additional coal-based electric generating plants have complied with the restrictions of Title IV.

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

     The Clean Air Act Amendments provisions for new source review require electricity generators to install the best available control technology if they make a major modification to a facility that results in an increase in its potential to emit regulated pollutants. The Justice Department on behalf of the EPA filed a number of lawsuits since November 1999, alleging that ten electricity generators violated the new source review provisions of the Clean Air Act Amendments at power plants in the midwestern and southern United States. The EPA issued an administrative order alleging similar violations by the Tennessee Valley Authority, affecting seven plants and notices of violation for an additional eight plants owned by the affected electricity generators. Four electricity generators have announced settlements with the Justice Department requiring the installation of additional control equipment on selected generating units. If the remaining electricity generators are found to be in violation, they could be subject to civil penalties and be required to install the required control equipment or cease operations. Our customers are among the named electricity generators and if found not to be in compliance, the fines and requirements to install additional control equipment could adversely affect the amount of coal they would burn if the plant operating costs were to increase to the point that the plants were operated less frequently.

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

     The Clean Air Act Amendments require a study of electric generating plant emissions of certain toxic substances, including mercury, and direct the EPA to regulate these substances, if warranted. In December 2000, the EPA decided that mercury air emissions from power plants should be regulated. The EPA will propose regulations by December 2003 and will issue final regulations by December 2004. It is possible that future regulatory activity may seek to reduce mercury emissions and these requirements, if adopted, could result in reduced use of coal if electricity generators switch to other sources of fuel.

     In addition, Vice President Cheney, as the head of the National Energy Policy Development Group, submitted to the President a National Energy Policy which recommended, among other things, that the President direct the EPA Administrator to work with Congress to propose legislation that would significantly reduce and cap emissions of sulfur dioxide, nitrogen oxide and mercury from electric power generators. In February 2002, the President proposed to cut electric power generator emissions by approximately 70% by 2018 using a cap and trade system similar to that now in effect for acid deposition control. The President's proposal is expected to be translated into a legislative proposal. In addition, similar emission reduction proposals have been introduced in the current session of Congress, some of which propose to regulate the three pollutants and carbon dioxide, but no such legislation has passed either house of the Congress. If this type of legislation were enacted into law, it could impact the amount of coal supplied to those electricity generating customers if they decide to switch to other sources of fuel whose use would result in lower emission of sulfur oxides, nitrogen oxides, mercury and carbon dioxide.

Clean Water Act

     The Clean Water Act of 1972 affects coal mining operations by imposing restrictions on effluent discharge into water. Regular monitoring, reporting requirements and performance standards are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water.

Resource Conservation and Recovery Act

     The Resource Conservation and Recovery Act (RCRA), which was enacted in 1976, affects coal mining operations by imposing requirements for the treatment, storage and disposal of hazardous wastes. Coal mining operations covered by the Surface Mining Control and Reclamation Act permits are exempted from regulation under RCRA by statute. We cannot, however, predict whether this exclusion will continue.

     Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the Environmental Protection Agency (EPA) completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some large volume coal combustion wastes generated at electric utility and independent power producing facilities. In May 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under RCRA. The EPA is retaining the hazardous waste exemption for these wastes. However, the EPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion wastes disposed in surface impoundments and landfills and used as minefill. The agency also concluded beneficial uses of these wastes, other than for minefilling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electric generators.

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

Global Climate Change

     The United States, Australia and more than 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely affect the price and demand for coal. According to the Energy Information Administration's Emissions of Greenhouse Gases in the United States 2000, coal accounts for 32% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electric generators switch to lower carbon sources of fuel. In March 2001, President Bush reiterated his opposition to the Kyoto Protocol and further stated that he did not believe that the government should impose mandatory carbon dioxide emission reductions on power plants. In February 2002, President Bush announced a new approach to climate change, confirming the Administration's opposition to the Kyoto Protocol and proposing voluntary actions to reduce the greenhouse gas intensity of the United States. Greenhouse gas intensity measures the ratio of greenhouse gas emissions, such as carbon dioxide, to economic output. The President's climate change initiative calls for a reduction in greenhouse gas intensity over the next ten years which is approximately equivalent to the reduction that has occurred over each of the past two decades.

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

ADDITIONAL INFORMATION

     We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may access and read our SEC filings through the SEC's Internet site at www.sec.gov. This site contains reports and other information that we file electronically with the SEC. You may also read and copy any document we file at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

     You may request copies of the filings, at no cost, by telephone at (314) 342-3400 or by mail at: Peabody Energy Corporation, 701 Market Street, Suite 700, St. Louis, Missouri 63101, attention: Investor Relations.

ITEM 2.    PROPERTIES.

Coal Reserves

     We had an estimated 9.1 billion tons of proven and probable coal reserves as of December 31, 2001, of which approximately 38% is compliance coal and 62% is non-compliance coal. We own approximately 46% of these reserves and lease property containing the remaining 54%. Compliance coal is defined by Phase II of the Clean Air Act as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emission allowance credits or blending higher sulfur coal with lower sulfur coal.

     Below is a table summarizing the locations and reserves of our major operating units.

                                                                                                       PROVEN AND PROBABLE
                                                                                                          RESERVES AS OF
                                                                                                       DECEMBER 31, 2001(1)
                                                                                                     ----------------------------
                                                                                                      OWNED    LEASED       TOTAL
    OPERATING REGIONS                                   LOCATIONS                                     TONS      TONS         TONS
    -----------------                                   ---------                                    -------   -------      -----
                                                                                                        (Tons in millions)
Powder River Basin        Wyoming and Montana...................................................        190      2,868      3,058
Southwest                 Arizona, Colorado and New Mexico......................................        718        584      1,302
Appalachia                West Virginia.........................................................        256        447        703
Midwest                   Illinois, Indiana and Kentucky........................................      2,993      1,056      4,049
                                                                                                      -----      -----      -----
     Total......................................................................................      4,157      4,955      9,112
                                                                                                      =====      =====      =====

----------

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

     Our reserve estimates are predicated on information obtained from our extensive drilling program, which totals nearly 500,000 individual drill holes. We compile data from individual drill holes in a computerized drill-hole system from which the depth, thickness and, where core drilling is used, the quality of the coal are determined. The density of the drill pattern determines whether the reserves will be classified as proven or probable. The drill hole data are then input into our computerized land management system, which overlays the geological data with data on ownership or control of the mineral and surface interests to determine the extent of our reserves in a given area. In addition, we periodically engage independent mining and geological consultants to review estimates of our coal reserves. The most recent of these reviews, which was completed in March 2001, included a review of the procedures used by us to prepare our internal estimates, verification of the accuracy of selected property reserve estimates and retabulation of reserve groups according to standard classifications of reliability. This study confirmed that we controlled approximately 9.5 billion tons of proven and probable reserves as of April 1, 2000. After adjusting for production through December 31, 2001, proven and probable reserves totaled 9.1 billion tons.

     We have numerous federal coal leases that are administered by the Department of the Interior under the Federal Coal Leasing Amendments Act of 1976. These leases cover our principal reserves in Wyoming and other reserves in Montana and Colorado. Each of these leases continues indefinitely, provided there is diligent development of the property and continued operation of the related mine or mines. The Bureau of Land Management has asserted the right to adjust the terms and conditions of these leases, including rent and royalties, after the first 20 years of their term and at 10-year intervals thereafter. Annual rents under our federal coal leases are now set at $3.08 per acre. Production royalties on federal leases are set by statute at 12.5% of the gross proceeds of coal mined and sold for surface-mined coal and 8% for underground-mined coal. The federal government limits by statute the amount of federal land that may be leased by any company and its affiliates at any time to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2001, we leased or had applied to lease 26,249 acres of federal land in Colorado, 10,322 acres in Montana and 30,225 acres in Wyoming, for a total of 66,796 nationwide.

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

     The terms of our private leases are normally extended by active production on or near the end of the lease term. Leases containing undeveloped reserves may expire or these leases may be renewed periodically. With a portfolio of approximately 9.1 billion tons, we believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our reserve base is one of our strengths. We believe that the current level of production at our major mines is sustainable for the foreseeable future.

     Consistent with industry practice, we conduct only limited investigation of title to our coal properties prior to leasing. Title to lands and reserves of the lessors or grantors and the boundaries of our leased properties are not completely verified until we prepare to mine those reserves.

     The following chart provides a summary, by mining complex, of production for fiscal years ended March 31, 2000 and 2001 and the nine months ended December 31, 2001, tonnage of coal reserves that is assigned to our operating mines, our property interest in those reserves and other characteristics of the facilities.

                      PRODUCTION AND ASSIGNED RESERVES (1)
                               (Tons in millions)

                                                                                                          Sulfur Content (2)
                                         Production                                                ---------------------------------
                                    ----------------------------------------                        less than         more than
                                     Nine Months        Year         Year                            1.2 lbs.      1.2 to 2.5 lbs.
                                        Ended           Ended       Ended                          sulfur dioxide  sulfur dioxide
                                       Dec. 31,        March 31,   March 31,        Type of            per             per
Mining Complex                          2001            2001         2000            Coal           Million Btu     Million Btu
------------------------------------------------------------------------------------------------------------------------------------

Northern Appalachia:
  Federal No. 2                            3.6           4.7         4.2             Steam                   -            -
                                    ----------------------------------------                       ---------------------------------
  Northern Appalachia                      3.6           4.7         4.2                                     -            -
Southern Appalachia:
  Big Mountain/White's Branch              1.6           2.0         2.1             Steam                 4.7         16.6
  Harris #1                                2.7           3.9         3.2        Steam/Metallurgical        0.4         11.5
  Rocklick                                 2.5           3.2         3.3        Steam/Metallurgical       31.3         11.2
  Wells                                    1.2           1.6         2.0        Steam/Metallurgical        8.9          2.4
                                    ----------------------------------------                       ---------------------------------
  Southern Appalachia                      7.9          10.7        10.5                                  45.3         41.7
Midwest:
  Camps (4)                                2.4           5.4         6.4             Steam                   -            -
  Hawthorn (5)                               -             -         2.1             Steam                   -            -
  Lynnville (6)                              -             -         2.2             Steam                   -            -
  Marissa (7)                                -             -         2.3             Steam                   -            -
  Midwest                                  1.3           1.2         1.2             Steam                   -            -
  Patriot                                  1.8           2.0         1.9             Steam                   -            -
  Black Beauty
    Air Quality No. 1                      1.4           1.7         1.8             Steam                54.9            -
    Riola No 1 (8)                         0.8           1.0         0.4             Steam                   -            -
    Miller Creek / Sugar Ridge (9)         0.8           0.1           -             Steam                   -            -
    Francisco                              2.0           2.2         2.8             Steam                   -            -
    Columbia                               0.5           0.8         0.7             Steam                   -            -
    Discovery (10)                         0.8           0.3         0.6             Steam                   -            -
    Farmersburg                            2.9           4.1         3.5             Steam                   -         26.8
    Birdwell                                 -           0.9         1.4             Steam                   -            -
    Somerville Central (11)                2.4           2.0           -             Steam                   -            -
    Somerville North / West               2.3           2.8         2.0             Steam                   -            -
    Viking / Corning                       1.1           1.0         1.3             Steam                   -          2.3
    Sugar Camp Coal                        4.1           5.0         5.6             Steam                   -            -
    West Fork (12)                           -           0.2         0.5             Steam                   -            -
    Deanefield                             0.1           0.8         0.4             Steam                   -            -
                                    ----------------------------------------                       ---------------------------------
  Midwest                                 24.7          31.5        37.0                                  54.9         29.1
Powder River Basin:
  Big Sky                                  2.0           1.7         2.4             Steam                   -         24.5
  North Antelope/Rochelle                 56.3          72.3        68.3             Steam             1,360.3            -
  Caballo                                 20.7          25.6        26.1             Steam               801.2         31.5
                                    ----------------------------------------                       ---------------------------------
  Powder River Basin                      79.0          99.6        96.9                               2,161.5         56.0
Southwest:
  Black Mesa                               3.4           4.9         4.5             Steam                79.0         11.8
  Kayenta                                  6.2           8.5         7.6             Steam               235.1         85.6
  Lee Ranch                                4.7           5.2         4.9             Steam                   -        161.8
  Seneca                                   1.3           1.5         1.4             Steam                13.3          0.1
                                    ----------------------------------------                       ---------------------------------
  Southwest                               15.6          20.1        18.5                                 327.4        259.3
                                    ----------------------------------------                       ---------------------------------
Total                                    130.9         166.6       167.1                               2,589.1        386.1
                                    ========================================                       =================================


                                  Sulfur Content (2)
                                  ------------------
                                      more than             As                             As of December 31, 2001
                                      2.5 lbs.           Received     --------------------------------------------------------------
                                    sulfur dioxide         Btu            Assigned
                                         per               per           Proven and                                           Under-
Mining Complex                        Million Btu        Pound (3)    Probable Reserves     Owned       Leased     Surface    ground
------------------------------------------------------------------------------------------------------------------------------------
Northern Appalachia:
  Federal No. 2                            41.4          13,335             41.4            41.4            -          -       41.4
                                    -----------                       --------------------------------------------------------------
  Northern Appalachia                      41.4                             41.4            41.4            -          -       41.4
Southern Appalachia:
  Big Mountain/White's Branch                 -          12,538             21.3               -         21.3          -       21.3
  Harris #1                                   -          13,473             11.9               -         11.9          -       11.9
  Rocklick                                    -          13,067             42.5               -         42.5       24.6       17.9
  Wells                                       -          13,692             11.3               -         11.3          -       11.3
                                    -----------                       --------------------------------------------------------------
  Southern Appalachia                         -                             87.0               -         87.0       24.6       62.4
Midwest:                                                                                                                        -
  Camps (4)                               117.9          11,242            117.9             3.6        114.3          -      117.9
  Hawthorn (5)                                -             N/A              N/A               -            -          -          -
  Lynnville (6)                               -             N/A              N/A               -            -          -          -
  Marissa (7)                                 -             N/A              N/A               -            -          -          -
  Midwest                                   9.0          10,596              9.0             6.9          2.1        6.9        2.1
  Patriot                                  53.6          10,922             53.6             0.2         53.4        5.8       47.8
  Black Beauty
    Air Quality No. 1                         -          11,040             54.9             0.5         54.4          -       54.9
    Riola No 1 (8)                         10.7          10,683             10.7               -         10.7          -       10.7
    Miller Creek / Sugar Ridge (9)          2.2          11,504              2.2             0.7          1.5        2.2          -
    Francisco                              14.7          11,187             14.7             3.6         11.1       14.7          -
    Columbia                                0.3          11,502              0.3               -          0.3        0.3          -
    Discovery (10)                          0.8          10,583              0.8               -          0.8          -        0.8
    Farmersburg                               -          10,871             26.8            19.2          7.6       26.8          -
    Birdwell                                  -             N/A              N/A               -            -          -          -
    Somerville Central (11)                16.7          11,066             16.7            12.4          4.3       16.7          -
    Somerville North / W est               12.7          11,038             12.7            10.0          2.7       12.7          -
    Viking / Corning                       11.7          11,697             14.0               -         14.0       14.0          -
    Sugar Camp Coal                        86.2          12,029             86.2            27.2         59.0        7.6       78.6
    West Fork (12)                            -             N/A              N/A               -            -          -          -
    Deanefield                              0.1          10,716              0.1               -          0.1        0.1          -
                                    -----------                       --------------------------------------------------------------
  Midwest                                 336.6                            420.6            84.3        336.3      107.8      312.8
Powder River Basin:
  Big Sky                                  16.8           8,658             41.3               -         41.3       41.3          -
  North Antelope/Rochelle                     -           8,756          1,360.3               -      1,360.3    1,360.3          -
  Caballo                                   0.7           8,692            833.4               -        833.4      833.4          -
                                    -----------                       --------------------------------------------------------------
  Powder River Basin                       17.5                          2,235.0               -      2,235.0    2,235.0          -
Southwest:
  Black Mesa                                  -          10,792             90.8               -         90.8       90.8          -
  Kayenta                                   5.1          10,948            325.8               -        325.8      325.8          -
  Lee Ranch                                 8.7          10,054            170.5           165.1          5.4      170.5          -
  Seneca                                    0.6          10,426             14.0             1.1         12.9       14.0          -
                                    -----------                       --------------------------------------------------------------
  Southwest                                14.4                            601.1           166.2        434.9      601.1          -
                                    -----------                       --------------------------------------------------------------
Total                                     409.9                          3,385.1           291.9      3,093.2    2,968.5      416.6
                                    ===========                       ==============================================================

     The following chart provides a summary of the amount of our proven and probable coal reserves in each state, the predominant type of coal mined in the applicable state, our property interest in the reserves and other characteristics of the facilities.


          ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES(1)
                             AS OF DECEMBER 31, 2001

                               (Tons in millions)




                                                       Total Tons             Proven and
                                               -----------------------------   Probable                            Type of
Location                                       Assigned           Unassigned   Reserves     Proven     Probable      Coal
-------------------------------------------------------------------------------------------------------------------------------

Northern Appalachia:
  Ohio                                                -                40.4        40.4        28.1      12.3        Steam
  West Virginia                                    41.4               219.2       260.6        94.5     166.1        Steam
                                               --------------------------------------------------------------
  Northern Appalachia                              41.4               259.6       301.0       122.6     178.4
Southern Appalachia:                                                                                                 Steam/
  West Virginia                                    87.0               314.9       401.9       279.5     122.4    Metallurgical
                                               --------------------------------------------------------------
  Southern Appalachia                              87.0               314.9       401.9       279.5     122.4
Midwest:
  Illinois                                            -             2,233.9     2,233.9     1,039.7   1,194.2        Steam
  Indiana                                             -               324.7       324.7       208.2     116.5        Steam
  Kentucky                                        180.5               879.0     1,059.5       633.5     426.0        Steam
  Black Beauty                                    240.1               177.2       417.3       384.6      32.7        Steam
    (Illinois, Indiana, Kentucky )
  Missouri                                            -                11.8        11.8        10.7       1.1        Steam
  Oklahoma                                            -                 1.4         1.4         1.4         -        Steam
                                               --------------------------------------------------------------
  Midwest                                         420.6             3,628.0     4,048.6     2,278.1   1,770.5
Powder River Basin:
  Montana                                          41.3               301.3       342.6       314.3      28.3        Steam
  Wyoming                                       2,193.7               521.4     2,715.1     2,604.9     110.2        Steam
                                               --------------------------------------------------------------
  Powder River Basin                            2,235.0               822.7     3,057.7     2,919.2     138.5
Southwest:
  Arizona                                         416.6                   -       416.6       416.6         -        Steam
  Colorado                                         14.0               152.9       166.9       136.5      30.4        Steam
  New Mexico                                      170.5               544.7       715.2       358.0     357.2        Steam
  Utah                                                -                 3.6         3.6           -       3.6        Steam
                                               --------------------------------------------------------------
  Southwest                                       601.1               701.2     1,302.3       911.1     391.2
                                               --------------------------------------------------------------
Total Proven and Probable                       3,385.1             5,726.4     9,111.5     6,510.5   2,601.0
                                               ==============================================================


                                                                      Sulfur Content (2)
                                            -------------------------------------------------------------------
                                               less than         more than         more than
                                               1.2 lbs.       1.2 to 2.5 lbs      2.5 lbs.           As
                                            sulfur dioxide    sulfur dioxide   sulfur dioxide      Received
                                                  per               per             per              Btu
Location                                      Million Btu       Million Btu       Million Btu    per pound (13)
---------------------------------------------------------------------------------------------------------------

Northern Appalachia:
  Ohio                                               -                 -             40.4           11,255
  West Virginia                                      -             116.6            144.0           12,723
                                            ---------------------------------------------
  Northern Appalachia                                -             116.6            184.4
Southern Appalachia:
  West Virginia                                  216.9             149.7             35.3           13,202
                                            ---------------------------------------------
  Southern Appalachia                            216.9             149.7             35.3
Midwest:
  Illinois                                         4.9              65.9          2,163.1           10,290
  Indiana                                          0.1               2.9            321.7           10,533
  Kentucky                                         0.2               0.3          1,059.0           10,939
  Black Beauty                                    54.9              30.4            332.0           11,414
    (Illinois, Indiana, Kentucky )
  Missouri                                           -                 -             11.8           10,036
  Oklahoma                                           -                 -              1.4              N/A
                                            ---------------------------------------------
  Midwest                                         60.1              99.5          3,889.0
Powder River Basin:
  Montana                                         42.1             138.7            161.8            8,594
  Wyoming                                      2,541.1             140.6             33.4            8,690
                                            ---------------------------------------------
  Powder River Basin                           2,583.2             279.3            195.2
Southwest:
  Arizona                                        314.1              97.5              5.0           10,914
  Colorado                                        64.6             101.7              0.6           10,763
  New Mexico                                     243.7             434.7             36.8            9,235
  Utah                                             3.6                 -                -           10,444
                                            ---------------------------------------------
  Southwest                                      626.0             633.9             42.4
                                            ---------------------------------------------
Total Proven and Probable                      3,486.2           1,279.0          4,346.3
                                            =============================================


                                               Reserve Control           Mining Method
                                            -----------------------------------------------
Location                                       Owned       Leased    Surface    Underground
-------------------------------------------------------------------------------------------

Northern Appalachia:
  Ohio                                          39.7          0.7          -       40.4
  West Virginia                                205.1         55.5          -      260.6
                                             ----------------------------------------------
  Northern Appalachia                          244.8         56.2          -      301.0
Southern Appalachia:
  West Virginia                                 11.6        390.3       43.0      358.9
                                             ----------------------------------------------
  Southern Appalachia                           11.6        390.3       43.0      358.9
Midwest:
  Illinois                                   2,163.8         70.1       49.9    2,184.0
  Indiana                                      271.8         52.9       92.6      232.1
  Kentucky                                     397.9        661.6      121.8      937.7
  Black Beauty                                 157.2        260.1      113.2      304.1
    (Illinois, Indiana, Kentucky )
  Missouri                                       1.1         10.7       11.8          -
  Oklahoma                                       1.4            -          -        1.4
                                             ----------------------------------------------
  Midwest                                    2,993.2      1,055.4      389.3    3,659.3
Powder River Basin:
  Montana                                      189.2        153.4      342.6          -
  Wyoming                                        1.0      2,714.1    2,715.1          -
                                             ----------------------------------------------
  Powder River Basin                           190.2      2,867.5    3,057.7          -
Southwest:
  Arizona                                          -        416.6      416.6          -
  Colorado                                       4.6        162.3       14.6      152.3
  New Mexico                                   709.8          5.4      682.9       32.3
  Utah                                           3.6            -          -        3.6
                                             ----------------------------------------------
  Southwest                                    718.0        584.3    1,114.1      188.2
                                             ----------------------------------------------
Total Proven and Probable                    4,157.8      4,953.7    4,604.1    4,507.4
                                             ==============================================

--------------

(1) Assigned reserves represent recoverable coal reserves that we have committed to mine at locations operating as of December 31, 2001. Unassigned reserves represent coal at suspended locations and coal that has not been committed, and that would require new mine development, mining equipment or plant facilities before operations could begin on the property.

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

(7)  The Marissa mine was closed in October 1999.

(8)  The Riola No. 1 mine was acquired in October 1999.

(9)  The Sugar Ridge mine opened in December 2000.

(10) The Discovery mine was temporarily idled from April 2000 to July 2000.

(11) The Somerville Central mine opened in March 2000.

(12) The West Fork mine closed in August 2000.

(13) As-received Btu per pound includes the weight of moisture in the coal on an as sold basis. The following table reflects the average moisture content used in the determination of as-received Btu for the region:

            Northern Appalachia..........................................................................       6.0%
            Southern Appalachia..........................................................................       7.0%
            Midwest:
                 Illinois................................................................................      14.0%
                 Indiana.................................................................................      15.0%
                 Kentucky................................................................................      12.5%
                 Black Beauty Coal Company...............................................................      14.5%
                 Missouri/Oklahoma.......................................................................      12.0%
            Powder River Basin:
                 Montana.................................................................................      26.5%
                 Wyoming.................................................................................      27.5%
            Southwest:
                 Arizona.................................................................................      13.0%
                 Colorado................................................................................      14.0%
                 New Mexico..............................................................................      15.5%
                 Utah....................................................................................      15.5%

Resource Development

     We hold approximately 9.1 billion tons of proven and probable coal reserves. Our Resource Development group constantly reviews this reserve base for opportunities to generate revenues through the sale of non-strategic coal reserves and surface land. In addition, we generate revenue through royalties from coal reserves leased to third parties and farm income from surface land under third party contracts. The Resource Development group is also pursuing opportunities in the area of coalbed methane extraction in the United States through a subsidiary, Peabody Natural Gas, LLC. In January 2001, we purchased the coalbed methane assets of JN Exploration & Production Limited Partnership for approximately $10 million.

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

Navajo Nation

     On June 18, 1999, the Navajo Nation served our subsidiaries, Peabody Holding Company, Inc., Peabody Coal Company and Peabody Western Coal Company ("Peabody Western"), with a complaint that had been filed in the U. S. District Court for the District of Columbia. Other defendants in the litigation are one customer, one current employee and one former employee. The Navajo Nation has alleged 16 claims, including Civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations and fraud and tortious interference with contractual relationships. The complaint alleges that the defendants jointly participated in unlawful activity to obtain favorable coal lease amendments. Plaintiff also alleges that defendants interfered with the fiduciary relationship between the United States and the Navajo Nation. The plaintiff is seeking various remedies including actual damages of at least $600 million, which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western's two coal leases for the Kayenta and Black Mesa mines have terminated due to Peabody Western's breach of these leases and a reformation of the two coal leases to adjust the royalty rate to 20%. All defendants have filed motions to dismiss the complaint. On March 15, 2001, the court denied the Peabody defendants' motions to dismiss. Discovery for this litigation has commenced.

     In March 2000, the Hopi Tribe filed a motion to intervene in this lawsuit. The Hopi Tribe has alleged seven claims, including fraud. The Hopi Tribe is seeking various remedies, including unspecified actual and punitive damages, and reformation of its coal lease. On March 15, 2001, the court granted the Hopi Tribe's motion. On April 17, 2001, we filed a motion to dismiss the Hopi complaint. On October 31, 2001, the court denied our motion to dismiss the Hopi complaint.

     On February 21, 2002, our subsidiaries commenced a lawsuit against the Navajo Nation in the U.S. District Court for the District of Arizona seeking enforcement of an arbitration award or, alternatively, to compel arbitration pursuant to the April 1, 1998 Arbitration Agreement with the Navajo Nation. The complaint was filed under seal because it describes material that is the subject of an arbitration confidentiality agreement. On February 22, 2002, our subsidiaries filed in the U.S. District Court for the District of Columbia a motion for leave to file an amended answer and conditional counterclaim. Our subsidiaries sought leave to file the counterclaim under seal because it describes material that is the subject of the same arbitration confidentiality agreement. The counterclaim is conditional because our subsidiaries contend that the lease provisions the Navajo Nation seeks to invalidate have previously been upheld in an arbitration proceeding and are not subject to further litigation. On March 4, 2002, our subsidiaries filed in the U.S. District Court for the District of Columbia a motion to transfer that case to Arizona or, alternatively, to stay the District of Columbia litigation.

     While the outcome of litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition or results of operations.

Salt River Project Agricultural Improvement and Power District--Price Review

     In May 1997, Salt River Project Agricultural Improvement and Power District, or Salt River, acting for all owners of the Navajo Generating Station, exercised their contractual option to review certain cumulative cost changes during a five-year period from 1992 to 1996. Peabody Western sells approximately 7 to 8 million tons of coal per year to the owners of the Navajo Generation Station under a long-term contract. In July 1999, Salt River notified Peabody Western that it believed the owners were entitled to a price decrease of $1.92 per ton as a result of the review. Salt River also claimed entitlement to a retroactive price adjustment to January 1997 and that an overbilling of $50.5 million had occurred during the same five-year period. In October 1999, Peabody Western notified Salt River that it believed it was entitled to a $2.00 per ton price increase as a result of the review. The parties were unable to settle the dispute and Peabody Western filed a demand for arbitration in September 2000. The arbitration panel has been selected and the hearing is scheduled to start on April 8, 2002.

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

     On October 3, 2001, the U.S. District Court issued an order compelling arbitration with respect to the effective date of any price change and conditionally compelling arbitration with respect to the validity of Salt River's $50.5 million claim. We have filed an appeal of this decision with the U.S. Ninth Circuit Court of Appeals.

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

     Peabody Western filed a motion to compel arbitration which was granted by the trial court. Southern California Edison appealed this order to the Arizona Court of Appeals, which denied its appeal. Southern California Edison then appealed the order to the Arizona Supreme Court which remanded the case to the Arizona Court of Appeals and ordered the appellate court to determine whether the trial court was correct in determining that Peabody Western's claims are arbitrable. The Arizona Court of Appeals ruled that neither mine decommissioning costs nor retiree health care costs are to be arbitrated and that both issues should be resolved in litigation. The matter has been remanded to the Superior Court of Maricopa County, Arizona, where a trial has been set for May 20, 2002. Peabody Western answered the complaint and asserted counterclaims. The court then permitted Southern California Edison to amend its complaint to add a claim of overcharges of at least $19.2 million by Peabody Western.

     By order filed July 2, 2001, the court granted Peabody Western's motion for summary judgment on liability with respect to retiree healthcare costs. Southern California Edison filed a motion for reconsideration, which was denied by the court on October 16, 2001. Peabody Western filed a supplemental motion for summary judgment on liability with respect to mine decommissioning costs. The court denied Peabody Western's supplemental motion for summary judgment in an order filed on February 6, 2002.

     While the outcome of litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, and based on outcomes in similar proceedings, we believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations. We had a receivable on our balance sheet at December 31, 2001 for the mine closing costs associated with the Salt River and Southern California Edison matters of $83.8 million.

Social Security Administration

     In 1999, Eastern Associated Coal Corp. and Peabody Coal Company filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the Social Security Administration asserting that the Social Security Administration, under the Coal Act, had improperly assigned certain beneficiaries to us. Subsequently, Peabody Coal and Eastern Associated moved for summary judgment on this claim. Summary judgment was granted and in 2000, the Social Security Administration filed an appeal of the district court's decision with the U.S. Court of Appeals for the Sixth Circuit. On June 21, 2001, the Sixth Circuit Court denied the Social Security Administration's appeal. The U.S. Supreme Court granted the federal government's petition for certiorari in January 2002 and the case will be argued in the term commencing October 2002. We believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations.

Indiana Michigan Power Company

     On September 27, 2001, our subsidiaries, Caballo Coal Company and Peabody COALSALES Company, filed suit in the U.S. District Court for the Eastern District of Missouri against Indiana Michigan Power Company, AEP Energy Services, Inc. and American Electric Power Service Corporation. Our subsidiaries contend that Indiana Michigan Power and American Electric Power Service Corporation breached their obligations under a coal supply agreement dated January 17, 1974. The agreement provides for a price renegotiation every five years. Our subsidiaries called for a price renegotiation in 2001, effective for coal delivered during 2002 through 2006. Our subsidiaries assert that Indiana Michigan Power and American Electric Power Service Corporation did not negotiate in good faith in that they did not submit a competitive offer to supply coal, as required under the contract, when they did not accept the $8.35 per ton offer submitted by our subsidiaries. Our subsidiaries are seeking specific performance of the agreement, injunctive relief, declaratory judgment, damages for breach of contract and damages for tortious interference committed by AEP Energy Services. In January 2002, the court denied our motion for a preliminary injunction. We have filed an appeal of that ruling.

     Since the court did not grant our motion for a preliminary injunction, we are not shipping any coal to Indiana Michigan Power under this contract. Indiana Michigan Power contends that the contract terminated on December 31, 2001, which ended its obligation to purchase 3.5 million tons of coal annually. While the outcome of litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe that the only potential adverse impact on us, if Indiana Michigan Power is ultimately successful, will be our inability to ship further coal to the utility under the contract.

Department of Justice

     During 2001, along with other coal producers in the Powder River Basin in Wyoming, we received a request for information from the U.S. Department of Justice regarding an alleged agreement to restrict production of coal from this region. We have responded to that request.

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

     Our subsidiary, Gold Fields Mining Corporation ("Gold Fields"), its predecessors and its former parent company are or may become parties to environmental proceedings that have commenced or may commence in the United States in relation to certain sites previously owned or operated by those entities or companies associated with them. We have agreed to indemnify Gold Fields' former parent company for any environmental claims resulting from any activities, operations or conditions that occurred prior to the sale of Gold Fields to us. Gold Fields is currently involved in environmental investigation, litigation or remediation at ten sites.

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

     Where the sites were identified, independent environmental consultants were employed in 1997 in order to assess the estimated total amount of the liability per site and the proportion of those liabilities that Gold Fields is likely to bear. The available information on which to base this review was very limited since all of the sites except for two sites (on which no remediation is currently taking place) are no longer owned by Gold Fields. Independent environmental consultants conducted another assessment in 2000. We have accrued liabilities of $46.6 million as of December 31, 2001 for the environmental liabilities described above relating to Gold Fields that are included as part of accrued reclamation and other environmental liabilities in our consolidated balance sheet. Significant uncertainty exists as to whether these claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than this provision. We believe that the remaining amount of the provision is adequate to cover these environmental liabilities.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

ITEM 4A.   EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below are the names, ages as of March 15, 2002 and current positions of our executive officers. Executive officers are appointed by, and hold office at, the discretion of the Company's Board of Directors.

     NAME                          AGE                                 POSITION
     ----                          ---                                 --------
Irl F. Engelhardt                   55               Chairman, Chief Executive Officer and Director
Richard M. Whiting                  47               President, Chief Operating Officer and Director
Roger B. Walcott, Jr.               45               Executive Vice President-Corporate Development
Richard A. Navarre                  41               Executive Vice President and Chief Financial Officer
Fredrick D. Palmer                  57               Executive Vice President-Legal and External
                                                          Affairs and Secretary
Paul H. Vining                      47               Executive Vice President-Sales and Trading
Jeffery L. Klinger                  55               Vice President-Legal Services and Assistant Secretary
Sharon D. Fiehler                   45               Vice President-Human Resources


     Irl F. Engelhardt has been a director of the Company since 1998. He is Chairman and Chief Executive Officer of the Company, a position he has held since 1998. He served as Chief Executive Officer of a predecessor of the Company from 1990 to 1998. He also served as Chairman of a predecessor of the Company from 1993 to 1998 and as President from 1990 to 1995. Since joining a predecessor of the Company in 1979, he has held various officer level positions in the executive, sales, business development and administrative areas, including serving as Chairman of Peabody Resources Ltd. (Australia) and Chairman of Citizens Power LLC. Mr. Engelhardt also served as Co-Chief Executive Officer and executive director of The Energy Group from February 1997 to May 1998, Chairman of Cornerstone Construction & Materials, Inc. from September 1994 to May 1995 and Chairman of Suburban Propane Company from May 1995 to February 1996. He also served as a director and Group Vice President of Hanson Industries from 1995 to 1996. Mr. Engelhardt is Co-Chairman of the Coal Utilization Research Council, Co-Chairman of the Coal Based Generators Stakeholders Group and past Chairman of the National Mining Association and the Coal Industry Advisory Board of the International Energy Agency. He is also a director of U.S. Bank, N.A.

     Richard M. Whiting has been a director of the Company since 1998. He is also President and Chief Operating Officer of the Company, a position he has held since 1998. Previously, Mr. Whiting served as President of Peabody COALSALES Company from 1992 to 1998. He joined a predecessor of the Company in 1976 and has held a number of operations, sales and engineering positions both at the corporate offices and at field locations. Mr. Whiting is currently Chairman of the Bituminous Coal Operators' Association, Chairman of the National Mining Association's Safety and Health Committee and a member of the National Coal Council.

     Roger B. Walcott, Jr. became Executive Vice President-Corporate Development of our company in February 2001. Prior to that, he was Executive Vice President of our company since June 1998. From 1981 to 1998, he was a Senior Vice President and a director with The Boston Consulting Group where he served a variety of clients in strategy and operational assignments. He was also Chairman of The Boston Consulting Group's Human Resource Capabilities Committee. Mr. Walcott holds an MBA with high distinction from the Harvard Business School.

     Richard A. Navarre became Executive Vice President and Chief Financial Officer of our company in February 2001. Prior to that, he was Vice President-Chief Financial Officer of our company since October 1999. Prior to that, he was President of Peabody COALSALES Company from January 1998 to October 1999 and previously served as President of Peabody Energy Solutions, Inc. Prior to his roles in sales and marketing, he was Vice President of Finance and served as Vice President and Controller. He joined our company in 1993 as Director of Financial Planning. Prior to joining us, Mr. Navarre was a senior manager with KPMG Peat Marwick. Mr. Navarre is a member of the Trade and International Affairs Committee and the Transportation Committee of the National Mining Association. He is also a member of the NYMEX Coal Advisory Council. He also serves on the Board of Advisors to the College of Business for Southern Illinois University.

     Fredrick D. Palmer became Executive Vice President-Legal and External Affairs of our company in February 2001. He is responsible for our legal affairs, state and federal government affairs, public relations and investor relations. Prior to joining Peabody, he served for 15 years as chief executive officer of Western Fuels Association, Inc. He most recently was of counsel in the Washington, D.C. office of Shook Hardy & Bacon, a Kansas City-based law firm. He received a BA and a JD from the University of Arizona.

     Paul H. Vining became Executive Vice President-Sales and Trading of our company in February 2001. Prior to that, he was President of Peabody COALSALES Company from October 1999 to January 2001, and President of Peabody COALTRADE, Inc. from March 1997 to October 1999, and Senior Vice President of Peabody COALSALES Company from August 1995 to February 1997. Mr. Vining is a member of the board of directors of the Coal Exporters Association.

     Jeffery L. Klinger was named Vice President-Legal Services of our company in May 1998. Prior to that, he had been our Vice President, Secretary and Chief Legal Officer since October 1990. He served from 1986 to October 1990 as Eastern Regional Counsel for Peabody Holding Company, from 1982 to 1986 as Director of Legal and Public Affairs, Eastern Division of Peabody Coal Company and from 1978 to 1982 as Director of Legal and Public Affairs, Indiana Division of Peabody Coal Company. He is a past President of the Indiana Coal Council and is currently a trustee of the Energy and Mineral Law Foundation and a past Treasurer and member of its Executive Committee. Mr. Klinger is also a member of the National Mining Association's Legal Affairs Committee.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     In May 2001 we completed an initial public offering of our common stock and sold 17.25 million shares to the public at an offering price of $28 per share. Our net proceeds from the offering totaled $449.8 million. Our common stock is listed on the New York Stock Exchange, under the symbol "BTU."

     The table below sets forth the range of quarterly high and low sales prices for our common stock on the New York Stock Exchange during the calendar quarters indicated.

2001                                                                                     HIGH         LOW
                                                                                         ----         ---
     Second Quarter (from May 22, 2001)                                                 $38.05       $26.00
     Third Quarter                                                                       32.00        22.20
     Fourth Quarter                                                                      31.90        23.35

     After completion of the offering, our authorized capital stock consisted of
(1) 150.0 million shares of common stock, par value $0.01 per share, of which
52.0 million shares of common stock are issued and outstanding, (2) 10.0 million shares of preferred stock, par value $.01 per share, of which no shares are issued and outstanding and (3) 40.0 million shares of series common stock, par value $.01 per share, of which no shares are issued and outstanding. As of February 15, 2002, there were approximately 243 holders of our common stock.

Dividend Policy

     We paid dividends of $0.20 per share during the nine months ended December 31, 2001. The declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt instruments and other factors deemed relevant by our board of directors. Our Senior Credit Facility, as amended, allows us to pay annual dividends of up to the greater of $25.0 million or 10% of consolidated EBITDA as defined in the facility. The indentures governing our Senior Notes and Senior Subordinated Notes permit us to pay annual dividends of up to the greater of 6% ($27.0 million) of the net proceeds from our initial public offering, or additional amounts based on, among other things, the sum of 50% of cumulative defined net income (since July 1, 1998) and 100% of the proceeds of our initial public offering. However, the actual amount of any dividends will be determined by our board of directors.

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

     On March 31, 1999, we issued 72,164 shares of common stock to one of our executives and 144,334 shares of common stock to eight executives of our Citizens Power subsidiary in consideration for their services. Additionally, we issued 826,986 options to purchase common stock at an exercise price of $14.29 per share to our executives and other employees.

     On July 1, 1999, we issued 52,675 options to purchase common stock at an exercise price of $14.29 per share to our employees.

     On January 1, 2000, we issued 6,300 shares of common stock to two executives of our Citizens Power subsidiary in consideration for their services. Additionally, we issued 320,461 options to purchase common stock at an exercise price of $14.29 per share to our executives and to other employees.

     On July 1, 2000, we issued 42,087 shares of common stock to three executives in consideration for their services.(1) Additionally, we issued 398,929 options to purchase common stock at an exercise price of $14.29 per share to our executives and other employees.

     On October 1, 2000, we issued 49,350 shares of common stock at an exercise price of $14.29 per share to our executives.

     On December 29, 2000, we issued 83,255 shares of common stock to nine executives in consideration for their services in exchange for other shares previously issued to them.

     On January 1, 2001, we issued 945,263 options to purchase common stock at an exercise price of $14.29 per share to executives and to other employees.

     On February 1, 2001, we issued 205,304 shares of common stock for an aggregate consideration of $1,096,912 to 20 of our executives.

     On February 12, 2001, we issued 63,000 options to purchase common stock at an exercise price of $14.29 per share to one of our executives.

     On April 9, 2001, we issued 11,466 shares of common stock for an aggregate consideration of $61,261 to one of our executives.

--------
Notes: (1) These shares had been acquired by us from terminated employees.

Use of Proceeds

     In connection with our initial public offering, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-55412) relating to our common stock, $0.01 par value per share, effective on May 21, 2001. Lehman Brothers, Bear, Stearns & Co. Inc., Merrill Lynch & Co., Morgan Stanley Dean Witter, UBS Warburg and A.G. Edwards & Sons, Inc. acted as representatives of the underwriters for our initial public offering. We completed the sale of all 17,250,000 shares of common stock registered under the offering on May 22, 2001 and raised net proceeds of $449.8 million after deducting total expenses of $33.2 million, comprised of the underwriters' discounts and commissions of $27.2 million and other fees and expenses of $6.0 million. We did not make any direct or indirect payments to any of our directors, officers or their associates under the offering; however, usual and customary underwriting discounts and commissions were paid to Lehman Brothers Inc. and Lehman Brothers International (Europe), each an affiliate of Lehman Brothers Merchant Banking which beneficially owns 57% of our common stock.

     We used the net proceeds from the offering to repay the remaining tranche B term loan outstanding under the Senior Credit Facility of $125.0 million and used $100.0 million to repay borrowings under our revolving credit facility that were used to repay a portion of our 5% subordinated note. We also used $173.0 million of net proceeds to repurchase $80.0 million in principal amount of our Senior Notes and $80.0 million in principal amount of our Senior Subordinated Notes pursuant to a tender offer. In addition, we used $3.1 million and $12.7 million of proceeds to repurchase $2.9 million in principal amount of our Senior Notes and $11.7 million in principal amount of our Senior Subordinated Notes, respectively, in a private transaction. The remaining net proceeds were used for the repayment of debt and for general corporate purposes. Except as described above, none of the net proceeds from our initial public offering was used to make direct or indirect payments to (1) any of our directors, officers or their associates, (2) any person owning 10% or more of our equity securities, (3) any of our affiliates or (4) any others.

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

     In early 1999, we increased our equity interest in Black Beauty Coal Company from 43.3% to 81.7%. Our results of operations include the consolidated results of Black Beauty, effective January 1, 1999. Prior to that date, we accounted for our investment in Black Beauty under the equity method, under which we reflected our share of Black Beauty's results of operations as a component of "Other revenues" in the consolidated statements of operations, and our interest in Black Beauty's net assets within "Investments and other assets" in the consolidated balance sheets.

     In anticipation of the sale of Citizens Power, which occurred in August 2000, we classified Citizens Power as a discontinued operation as of March 31, 2000, and recorded an estimated loss on the sale of $78.3 million, net of income taxes. We have adjusted our results of operations to reflect the classification of Citizens Power as a discontinued operation for all periods presented.

     On May 22, 2001, concurrent with our initial public offering, we converted our Class A common stock and Class B common stock into a single class of common stock, all on a one-for-one basis.

     We have derived the selected historical financial data for our predecessor for the year ended and as of March 31, 1998 and the period from April 1, 1998 to May 19, 1998 and as of May 19, 1998, and the selected historical financial data for our company for the period from May 20, 1998 to March 31, 1999 and as of March 31, 1999, the years ended and as of March 31, 2000 and 2001 and the nine months ended and as of December 31, 2001 from our predecessor company's and our audited financial statements. You should read the following table in conjunction with the financial statements, the related notes to those financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(Dollars in thousands, except share data)



                                                      Nine Months                                                   Period From
                                                          Ended     Year Ended     Year Ended                       May 20, 1998
                                                      December 31,  March 31,      March 31,       Total Fiscal         to
                                                          2001      2001 (1)        2000 (2)        1999 (3)       March 31, 1999
                                                      ------------  -----------    ------------    -------------   ---------------

RESULTS OF OPERATIONS DATA

Revenues
  Sales                                                $ 1,963,273   $ 2,579,104     $ 2,610,991     $  2,249,887      $  1,970,957
  Other revenues                                            63,497        90,588          99,509           97,603            85,875
                                                       -----------   -----------     -----------     ------------      ------------
    Total revenues                                       2,026,770     2,669,692       2,710,500        2,347,490         2,056,832
Costs and expenses
  Operating costs and expenses                           1,677,426     2,165,090       2,178,664        1,887,846         1,643,718
  Depreciation, depletion and amortization                 174,587       240,968         249,782          204,698           179,182
  Selling and administrative expenses                       73,553        99,267          95,256           88,905            76,888
  Gain on sale of Australian operations                         --      (171,735)             --               --                --
  Net gain on property and equipment disposals             (14,327)       (5,737)         (6,439)            (328)               --
                                                       -----------   -----------     -----------     ------------      ------------
Operating profit                                           115,531       341,839         193,237          166,369           157,044
  Interest expense                                          88,686       197,686         205,056          180,327           176,105
  Interest income                                           (2,155)       (8,741)         (4,421)         (20,194)          (18,527)
                                                       -----------   -----------     -----------     ------------      ------------
Income (loss) before income taxes and minority
  interests                                                 29,000       152,894          (7,398)           6,236              (534)
  Income tax provision (benefit)                             2,465        42,690        (141,522)           7,542             3,012
  Minority interests                                         7,248         7,524          15,554            1,887             1,887
                                                       -----------   -----------     -----------     ------------      ------------
Income (loss) from continuing operations                    19,287       102,680         118,570           (3,193)           (5,433)
  Income (loss) from discontinued operations                    --        12,925         (90,360)           4,678             6,442
                                                       -----------   -----------     -----------     ------------      ------------
Income (loss) before extraordinary item                     19,287       115,605          28,210            1,485             1,009
  Extraordinary loss from early extinguishment of debt     (28,970)       (8,545)             --               --                --
                                                       -----------   -----------     -----------     ------------      ------------
Net income (loss)                                      $    (9,683)  $   107,060     $    28,210     $      1,485      $      1,009
                                                       ===========   ===========     ===========     ============      ============

Basic earnings per share from continuing
  operations                                           $      0.40

Diluted earnings per share from continuing
  operations                                           $      0.38

Basic and diluted earnings (loss) per
  Class A/B share from continuing operations                         $      2.97     $      3.43                       $      (0.16)
Weighted average shares used in calculating basic
  earnings (loss) per share                             48,746,444    27,524,626      27,586,370                         26,823,383
Weighted average shares used in calculating diluted
  earnings (loss) per share                             50,524,978    27,524,626      27,586,370                         26,823,383
Dividends declared per share                           $      0.20            --              --                                 --

OTHER DATA

Tons sold (in millions)                                      146.5         192.4           190.3            176.0             154.3
Adjusted EBITDA  (4)                                   $   290,118   $   582,807     $   443,019     $    371,067      $    336,226
Net cash provided by (used in):
  Operating activities                                     115,798       151,980         262,911          253,865           282,022
  Investing activities                                    (172,989)      388,462        (185,384)      (2,270,886)       (2,249,336)
  Financing activities                                      33,090      (543,337)       (205,181)       2,184,818         2,161,281
Depreciation, depletion and amortization                   174,587       240,968         249,782          204,698           179,182
Capital expenditures                                       194,246       151,358         178,754          195,394           174,520

BALANCE SHEET DATA (AT PERIOD END)

  Total assets                                         $ 5,150,902   $ 5,209,487     $ 5,826,849     $  7,023,931      $  7,023,931
  Total debt                                             1,031,067     1,405,621       2,076,166        2,542,379         2,542,379
  Total stockholders' equity/invested capital            1,035,472       631,238         508,426          495,230           495,230


                                                             PREDECESSOR COMPANY
                                                         ---------------------------
                                                          Period From
                                                         April 1, 1998   Year Ended
                                                              to         March 31,
                                                         May 19, 1998      1998
                                                         -------------   -----------
RESULTS OF OPERATIONS DATA

Revenues
  Sales                                                   $  278,930     $2,048,694
  Other revenues                                              11,728        169,328
                                                          ----------     ----------
    Total revenues                                           290,658      2,218,022
Costs and expenses
  Operating costs and expenses                               244,128      1,695,216
  Depreciation, depletion and amortization                    25,516        200,169
  Selling and administrative expenses                         12,017         83,640
  Gain on sale of Australian operations                           --             --
  Net gain on property and equipment disposals                  (328)       (21,815)
                                                          ----------     ----------
Operating profit                                               9,325        260,812
  Interest expense                                             4,222         33,410
  Interest income                                             (1,667)       (14,543)
                                                          ----------     ----------
Income (loss) before income taxes and minority
  interests                                                    6,770        241,945
  Income tax provision (benefit)                               4,530         83,050
  Minority interests                                              --             --
                                                          ----------     ----------
Income (loss) from continuing operations                       2,240        158,895
  Income (loss) from discontinued operations                  (1,764)         1,441
                                                          ----------     ----------
Income (loss) before extraordinary item                          476        160,336
  Extraordinary loss from early extinguishment of debt            --             --
                                                          ----------     ----------
Net income (loss)                                         $      476     $  160,336
                                                          ==========     ==========

Basic earnings (loss) per share from continuing operations

Diluted earnings (loss) per share from continuing operations

Basic and diluted earnings (loss) per
  Class A/B share from continuing operations
Weighted average shares used in calculating basic
  earnings (loss) per share
Weighted average shares used in calculating diluted
  earnings (loss) per share
Dividends declared per share

OTHER DATA

Tons sold (in millions)                                         21.7          167.5
Adjusted EBITDA  (4)                                      $   34,841     $  460,981
Net cash provided by (used in):
  Operating activities                                       (28,157)       187,852
  Investing activities                                       (21,550)      (136,033)
  Financing activities                                        23,537       (235,389)
Depreciation, depletion and amortization                      25,516        200,169
Capital expenditures                                          20,874        165,514

BALANCE SHEET DATA (AT PERIOD END)

  Total assets                                            $6,406,587     $6,343,009
  Total debt                                                 633,562        602,276
  Total stockholders' equity/invested capital              1,497,374      1,687,842

--------------

(1) Results of operations for the year ended March 31, 2001 included a $171.7 million pretax gain on the sale of our Australian operations.

(2) Results of operations for the year ended March 31, 2000 included a $144.0 million income tax benefit associated with an increase in the tax basis of a subsidiary's assets due to a change in federal income tax regulations.

(3) For comparative purposes, we derived the "Total Fiscal 1999" column by adding the period from May 20, 1998 to March 31, 1999 with our predecessor company results for the period from April 1, 1998 to May 19, 1998. The effects of purchase accounting have not been reflected in the results of our predecessor company.

(4) Adjusted EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes, minority interests and depreciation, depletion and amortization. Adjusted EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. Adjusted EBITDA is presented as additional information because management believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR CHANGE

      In July 2001, we changed our fiscal year end from March 31 to December 31. The change was first effective with respect to the nine months ended December 31, 2001. References to "fiscal year 2001" and "fiscal year 2000" refer to the twelve months ended March 31, 2001 and March 31, 2000, respectively.

FACTORS AFFECTING COMPARABILITY

   Sale of Australian Operations

     In December 2000, we signed a share purchase agreement for the transfer of the stock in two U.K. holding companies which, in turn, owned our Australian subsidiaries, to a subsidiary of Rio Tinto Limited. Our Australian operations consisted of interests in six coal mines, as well as a mining services operation in Brisbane, Australia. The sale price was $446.8 million in cash, plus the assumption of all liabilities. The sale closed on January 29, 2001.

   Discontinued Operations

     In August 2000, we sold Citizens Power, our subsidiary that marketed and traded electric power and energy-related commodity risk management products, to Edison Mission Energy. We classified Citizens Power as a discontinued operation as of March 31, 2000, and recorded an estimated loss on the sale of $78.3 million, net of income taxes.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000 (NOT PRESENTED HEREIN)

      Sales. Sales for the nine months ended December 31, 2001 for the U.S. operations (represents all of our operations, except for Australian operations sold in January 2001) increased $219.1 million, to $1,963.3 million, a 12.6% increase from the prior nine-month period. Improved sales volume in all mining operating regions and price improvements in all regions except the Midwest, where pricing remained level with the prior nine-month period, led the increase. Additionally, sales from trading and brokerage activities increased as a result of improved market liquidity and higher prices in the current nine-month period.

      Sales volume for the U.S. operations was 146.5 million tons for the current nine months, compared to 133.7 million tons for the prior nine-month period, an increase of 9.6%. Higher sales volume at our Powder River Basin, Southwest and Midwest operations led the increase, as our previous capital investments in these regions allowed us to meet increased customer demand.

      Overall U.S. operations' average sales price was 2.8% higher than the prior nine-month period due to improved prices in the Appalachia and Powder River Basin markets that were driven by strong customer demand in those regions. The average pricing increase was slightly mitigated by sales mix, as the Appalachia and Midwest regions' higher priced tons represented a lower percentage of overall sales in the current nine months compared to the prior nine-month period.

      Total sales for the nine months ended December 31, 2001 increased $44.9 million, or 2.3%, from the prior nine-month period. Sales from Australian operations included in the prior nine-month period were $174.2 million, from sales volume of 9.8 million tons.

     Powder River Basin sales increased $58.8 million, due to improved pricing and volume from strong customer demand. Sales in the Midwest region increased $35.0 million, led by improved operational performance and higher sales volume at our Black Beauty operations. This improvement was partially offset by lower production at the Camps operating unit related to equipment problems in the current nine-month period, combined with the closure of the Camp No. 1 Mine in October 2000. Appalachian sales increased $33.0 million, as a result of improved demand-driven pricing. Sales in the Southwest region increased $28.1 million, as we expanded production at the Lee Ranch Mine to meet new sales commitments, and had higher demand at both of our Arizona mines. Finally, sales from brokerage and trading activities increased $64.1 million, as sales volume increased as a result of improved market liquidity and higher prices in the current year.

      Other Revenues. Other revenues for the nine months ended December 31, 2001 for U.S. operations increased $40.9 million over the prior nine-month period. The increase was primarily driven by higher revenues from trading and brokerage operations, and $9.9 million in proceeds from the profitable monetization of coal brokerage agreements with Enron. In addition, coal royalty income increased $10.9 million, primarily due to two non-refundable advance coal royalties received during the current year. Other revenues from Australian operations included in the prior year period were $43.8 million.

      Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense at U.S. operations increased $17.7 million in the nine months ended December 31, 2001, as compared with the prior nine-month period. Higher production volume in the current year, combined with $3.6 million of additional depletion associated with the new coal royalty agreements discussed above, and $2.0 million of depletion associated with coalbed methane operations acquired early in 2001 led to the increase. Total depreciation, depletion and amortization expense of $174.6 million decreased $5.6 million, as the nine months ended December 31, 2000 included $23.3 million of expense from Australian operations.

      Selling and Administrative Expenses. Selling and administrative expenses of $73.6 million increased $6.6 million compared to the nine months ended December 31, 2000. Selling and administrative expenses associated with increased volume, power plant development projects, higher insurance costs, and additional costs associated with being a public company drove the increase.

      Net Gain on Property and Equipment Disposals. Net gain on property and equipment disposals increased $9.3 million, mainly due to gains on the sale of certain idle coal reserves in the current nine-month period.

      Operating Profit. Operating profit from U.S. operations increased $31.5 million, or 37.6%, for the nine months ended December 31, 2001. Overall operating profit decreased $17.5 million, or 13.2%, compared to the prior nine-month period, which included $49.0 million of operating profit from Australian operations.

      Operating profit from U.S. mining operations increased $17.0 million for the nine months ended December 31, 2001, driven primarily by increased sales prices, especially in Appalachia and the Powder River Basin. The profit increase was achieved despite increased royalty and tax expense, increased energy-related mining costs, and higher maintenance, repair, and overtime costs. Royalty and tax expense, driven by higher sales prices, increased $20.5 million. Energy-related mining costs, particularly explosives costs, increased $17.4 million. Finally, maintenance and repair costs and overtime costs increased in most regions due to extended periods of producing at peak levels.

      In the west, the Powder River Basin region's operating profit increased $14.0 million over the prior nine-month period as higher volume and improved prices overcame higher explosives, fuel and repair and maintenance costs. In the Southwest region, operating profit was flat as higher sales volume was offset by higher explosives and power costs.

      In the east, the Appalachia region's operating profit increased $12.7 million due to strong sales prices, which overcame higher maintenance and repairs and labor costs driven by certain production difficulties and severe flooding in the current nine-month period. Operating profit in the Midwest region declined $9.3 million compared to the prior nine-month period, as higher sales volume and improved productivity at our Black Beauty operations were more than offset by higher fuel and explosives costs at Black Beauty and production and equipment problems at the Camps operating unit in the current nine-month period.

      Operating costs related to past mining activities were $9.8 million higher in the current nine-month period, primarily due to a $10.0 million reduction of our UMWA Combined Fund liability related to the withdrawal of certain beneficiaries by the Social Security Administration in the prior year nine-month period. Current period savings from prescription drug costs as a result of the implementation of a mail order drug program were offset by an $8.0 million reduction in the prior year of our liability for environmental cleanup-related costs.

      Operating profit from trading and brokerage operations increased $16.4 million over the prior nine-month period, as increased market volatility, liquidity and improved sourcing flexibility provided product and price arbitrage opportunities. The increase was achieved despite a $6.6 million charge related to the Enron bankruptcy.

      Operating profit also improved due to higher gains on the sale of coal reserves and increased coal royalties, discussed above. Increased selling and administrative costs decreased operating profit by $6.6 million.

      Interest Expense. Interest expense for the nine months ended December 31, 2001 was $88.7 million, a $64.8 million decrease, or 42.2%, from the prior nine-month period. The decrease was due to the significant long-term debt repayments made since December 31, 2000. Utilizing proceeds from the sale of our Australian operations, combined with proceeds from our initial public offering in May 2001, we reduced long-term debt by $835 million from December 31, 2000 to December 31, 2001. We also benefited from a decrease in our average borrowing rate on our variable rate debt in the nine months ended December 31, 2001. Additionally, we entered into fixed to floating rate interest rate swaps with notional amounts totaling $150.0 million in October 2001, and realized interest savings of $0.6 million.

      Interest Income. Interest income decreased $4.8 million, to $2.2 million, for the nine months ended December 31, 2001. The decrease was mainly due to $3.6 million of interest income included in the prior nine-month period associated with excise tax refunds for the period from January 1, 1994 to March 31, 1998.

      Income Taxes. For the nine months ended December 31, 2001, income tax expense was $2.5 million on income before income taxes and minority interests of $29.0 million, compared to income tax expense of $3.7 million on a loss before income taxes and minority interests of $13.4 million in the prior nine-month period. Excluding the effect of Australian operating results included in the prior nine-month period, there was an income tax benefit of $13.8 million on a loss before income taxes and minority interests of $57.4 million.

      Our consolidated tax position is impacted by the percentage depletion tax deduction that creates an alternative minimum tax situation. The current year tax situation reflects a reduction in our effective income tax rate from 25.0% to 8.5%, primarily resulting from the impact of the allowance for percentage depletion for tax purposes in relation to pre-tax income from continuing operations.

      Gain from Disposal of Discontinued Operations. During the nine months ended December 31, 2000, we reduced our estimated loss on the sale of Citizens Power by $11.8 million, net of income taxes. The reduction reflected a decrease in the estimated operating losses of Citizens Power during the disposal period due to higher income from electricity trading activities driven by increased volatility and prices for electricity in the western U.S. power markets ($8.8 million) and higher estimated proceeds from the monetization of power contracts as part of the wind-down of Citizens Power's operations ($3.0 million). Citizens Power was classified as a discontinued operation effective March 31, 2000, and the sale was completed during the fiscal year ended March 31, 2001.

     Extraordinary Loss from Early Extinguishment of Debt. During the nine months ended December 31, 2001, we recorded an extraordinary loss of $29.0 million, net of income taxes, which represented the excess of cash paid over the carrying value of the debt retired and the write-off of debt issuance costs associated with the debt retired.

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

     Gain on Sale of Australian Operations. On January 29, 2001, we sold our Australian operations to Coal & Allied, a 71%-owned subsidiary of Rio Tinto Limited. The selling price was $446.8 million, plus the assumption of all liabilities, including $119.4 million of debt. We recorded a pretax gain of $171.7 million on the sale.

     Operating Profit. Fiscal year 2001 operating profit was $341.8 million, an increase of $148.6 million compared to fiscal year 2000. Excluding the gain on the sale of our Australian operations, operating profit was $170.1 million, a decrease of $23.1 million from fiscal year 2000. Operating margin excluding the gain on the sale of our Australian operations was 6.6% in fiscal year 2001, a decrease from 7.4% in fiscal year 2000. A 41% increase in fuel prices decreased operating margin by 1.0% and operating profit by $24.1 million in fiscal year 2001. At our U.S. mining operations, operating profit, excluding fuel cost variances, remained stable in fiscal year 2001.

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

     Fiscal year 2001 results also included a decrease in operating costs for an $8.0 million reduction in our liabilities for environmental cleanup-related costs based upon favorable experience and lower costs of $9.1 million related to Black Lung excise tax refund credits on export shipments. Beginning in 1997, we filed for a refund of these taxes on the basis that the tax was unconstitutional. In May 2000, the Internal Revenue Service issued guidelines for the refund of these taxes. We have filed a claim and expect to receive a refund in the first half of calendar year 2002.

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

     Interest Income. Interest income increased $4.3 million to $8.7 million in fiscal year 2001, primarily as a result of the interest income recorded in fiscal year 2001 associated with the Black Lung excise tax refunds.

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

LONG-TERM COAL SUPPLY AGREEMENTS

     Our strategy is to selectively renew, or enter into new, long-term supply contracts when we can do so at prices we believe are favorable. During 2001, prices for coal increased from prior year levels, particularly in the Powder River Basin and in Appalachia, primarily due to increased prices for competing fuels and increased demand for electricity. Late in 2001, coal prices began to decline from the levels experienced earlier in 2001, due to a softer economy and milder than normal winter weather. During calendar 2001, we signed contracts for nearly 200 million tons of new business at higher prices than those realized in calendar 2001. As of December 31, 2001 we had sales commitments for approximately 93% of our calendar 2002 production which, as of March 1, 2002, increased to 97% as a result of reduced production estimates for calendar 2002. As of March 1, 2002, nearly 1 billion tons of our future coal production was committed under long-term contracts.

     Long-term contracts may be particularly attractive in regions where market prices are expected to remain stable, particularly in cases such as high sulfur coal that would otherwise not be in great demand or for sales under cost-plus arrangements serving captive electricity generating plants. To the extent we do not renew or replace expiring long-term coal supply agreements, our future sales will be exposed to market fluctuations, including unexpected downturns in market prices. Most of the contracts contain price adjustments for inflation and changes in the laws regulating the mining, production, sale or use of coal.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $115.8 million in the nine months ended December 31, 2001, an increase of $15.2 million over the prior nine-month period. Cash flow in the prior year benefited from $25.0 million of proceeds received related to our accounts receivable securitization program, while the current nine-month period benefited from a $22.7 million federal income tax refund. Cash from operations improved as a result of lower borrowing costs, which overcame increased working capital cash uses in the current year. Cash provided by operating activities was $152.0 million in the year ended March 31, 2001.

     Net cash used in investing activities was $173.0 million for the nine months ended December 31, 2001, compared to cash used in investing activities in the prior nine month period of $31.7 million. The prior year period included $85.6 million of proceeds related to the sale of Citizens Power and $34.7 million of cash used related to our Australian operations. Capital expenditures increased $84.9 million, to $194.2 million, in the current nine-month period. This increase was primarily due to higher investments in the Powder River Basin and at our Black Beauty operations. Powder River Basin capital was used to incrementally expand the operations, add new equipment, and reopen the Rawhide mine. At our Black

Beauty operations, additional capital was used in the current year to complete the addition of new mines to service long-term contracts and to purchase a dragline to lower overburden removal costs. For the year ended March 31, 2001, net cash provided by investing activities was $388.5 million. This included $455.0 million from the sale of our Australian operations and $102.6 million from discontinued operations.

     Net cash provided by financing activities was $33.1 million for the nine months ended December 31, 2001, an increase of $133.2 million over the prior year period. We made debt payments of $458.8 million during the nine-month period, principally from proceeds received from our initial public offering. The prior year period reflects $132.3 million in debt repayments, principally made using proceeds from our sale of Citizens Power. Finally, we paid $10.4 million of dividends in the current nine-month period. Cash used in financing activities was $543.3 million in the year ended March 31, 2001. This included net debt payments of $568.6 million, sourced from the sale of our Australian operations and Citizens Power.

     The following table reflects our total indebtedness as of December 31, 2001 (in thousands):

                                                            December 31, 2001
                                                            -----------------

9.625% Senior Subordinated Notes
 ("Senior Subordinated Notes") due 2008                      $  391,390
8.875% Senior Notes ("Senior Notes") due 2008                   316,413
5.0% Subordinated Note                                           90,026
Senior unsecured notes under various agreements                  83,571
Unsecured revolving credit agreement                             96,790
Other                                                            52,877
                                                             ----------
  Total debt                                                 $1,031,067
                                                             ==========

     As of December 31, 2001, our revolving credit and letter of credit borrowing facilities include the $480.0 million Revolving Credit Facility under our Senior Credit Facility and Black Beauty's $120.0 million revolving credit facility. These facilities total $600.0 million, and have a total of $470.0 million available for borrowing. Outstanding borrowings under Black Beauty's revolving credit facility totaled $96.8 million. We were in compliance with the restrictive covenants of all of our and our subsidiaries' debt agreements as of December 31, 2001.

     We have a $480.0 million Revolving Credit Facility that includes a borrowing sub-limit of $350.0 million and a letter of credit sub-limit of $330.0 million. Our borrowing capacity increased from $200.0 million as a result of an amendment to our Senior Credit Facility. The amendment, which became effective at the time of the initial public offering, permits: the payment of annual cash dividends up to the greater of $25.0 million or 10% of consolidated EBITDA, as defined in the facility; other restricted payments subject to specified limitations; and additional joint venture investments. In connection with the amendment, we agreed to reduce the maximum permitted debt to EBITDA ratio and increase the minimum required interest coverage ratio. All other terms and conditions remained unchanged.

     As of December 31, 2001, we had no borrowings outstanding under our Revolving Credit Facility. Revolving loans under our Revolving Credit Facility bear interest based on the Base Rate (as defined in the Senior Credit Facility), or LIBOR (as defined in the Senior Credit Facility) at our option. The applicable rate was 3.4% at December 31, 2001.

     The following is a summary of commercial commitments available to us as of December 31, 2001 (in thousands):

                                                                  Expiration Per Year
                                                  ----------------------------------------------------
                                Total Amounts     Less than
                                  Committed         1 Year     1 - 3 Years   4 - 5 Years  Over 5 Years
                                -------------     ---------    -----------   -----------  ------------
Lines of Credit                   $470,000            -          $470,000          -            -
Standby Letters of Credit         $330,000            -          $330,000          -            -


     The indentures governing our Senior Notes and Senior Subordinated Notes permit us and our Restricted Subsidiaries (as defined in the indentures) to incur additional indebtedness, including secured indebtedness, subject to certain limitations. In addition, the indentures limit our and our Restricted Subsidiaries' ability to: lease, convey or otherwise dispose of all or substantially all of our assets; issue specified types of capital stock; enter into guarantees of indebtedness; incur liens; merge or consolidate with any other person or enter into transactions with affiliates; and repurchase junior securities or make specified types of investments. The indentures permit us to pay annual dividends of up to the greater of 6% ($27.0 million) of the net proceeds from our initial public offering, or additional amounts based on, among other things, the sum of 50% of cumulative defined net income (since July 1, 1998) and 100% of the proceeds of our initial public offering. We expressly reserve the right, at our sole discretion, from time to time, to purchase any notes, in the open market or through privately negotiated transactions.

     Black Beauty has a $120.0 million revolving credit facility which matures on April 17, 2004. Black Beauty may elect one or a combination of interest rates based on LIBOR or the corporate base rate plus a margin, which fluctuates based on specified leverage ratios. The effective annual interest rate was 3.9% as of December 31, 2001. Borrowings outstanding under the Black Beauty revolving credit facility totaled $96.8 million at December 31, 2001. The revolving credit facility contains customary restrictive covenants including limitations on additional debt, investments and dividends.

     Black Beauty's senior unsecured notes include $23.6 million of senior notes and three series of notes with an aggregate principal amount of $60.0 million as of December 31, 2001. The senior notes bear interest at 9.2%, payable quarterly, and are pre-payable in whole or in part at any time, subject to certain make-whole provisions. The three series of notes include Series A, B and C notes, totaling $45.0 million, $5.0 million and $10.0 million, respectively. The Series A notes bear interest at an annual rate of 7.5% and are due in November 2007. The Series B notes bear interest at an annual rate of 7.4% and are due in November 2003. The Series C notes bear interest at an annual rate of 7.4% and are due in November 2002. The senior unsecured notes contain customary restrictive covenants including limitations on additional debt, investments and dividends.

     Subsidiaries of Black Beauty maintain borrowing facilities with banks and other lenders with customary restrictive covenants. The aggregate amount of outstanding indebtedness under those facilities totaled $52.9 million as of December 31, 2001. The effective annual interest rate of this debt was 3.9% as of December 31, 2001.

     The Company has designated interest rate swaps with notional amounts totaling $150.0 million as a fair value hedge of its Senior Notes. Under the swaps, the Company pays a floating rate based upon the six-month LIBOR rate for a period of seven years ending May 15, 2008. The applicable rate was 6.03% as of December 31, 2001. The Company realized interest savings of $0.6 million from the inception of the swaps on October 26, 2001 through December 31, 2001.

     During calendar 2001, we repaid $835 million in debt. In January 2001, we sold our Australian operations for $446.8 million. On May 22, 2001, we completed an initial public offering of 17,250,000 shares of common stock. Net proceeds from the offering were $449.8 million. We used substantially all of the proceeds from the sale of our Australian operations and the initial public offering to repay debt. Since March 31, 1999, we have reduced our total debt by over $1.5 billion.

     During the nine months ended December 31, 2001, Moody's, Standard & Poor's and Fitch reviewed our various debt ratings. Moody's upgraded our senior implied rating to Ba2 from Ba3, our senior secured revolving credit facility to Ba1 from Ba2, and our 9.625% Senior Subordinated Notes to B1 from B2. Standard & Poor's upgraded our corporate credit rating to BB from BB-, our 8.875% Senior Notes to BB from B+ and our 9.625% Senior Subordinated Notes to B+ from B. Fitch upgraded our senior secured revolving credit facility to BB+ from BB-, our 8.875% Senior Notes to BB from B+ and our 9.625% Senior Subordinated Notes to B+ from B-.

      In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to the Seller are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. The Company used proceeds from the sale of its accounts receivable to repay long-term debt, effectively reducing its overall borrowing costs. The funding cost of the securitization program was $4.5 million and $8.7 million for the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively. The securitization program is currently scheduled to expire in 2007. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No. 140) the securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit were $140.0 million as of December 31, 2001 and March 31, 2001.

     The following is a summary of our significant contractual obligations as of December 31, 2001 (in thousands):

                                                             Payments Due by Year
                                        ---------------------------------------------------------
                                                                                          After 5
                                        Less than 1 Year     1-3 Years    4-5 Years        Years
                                        ----------------     ---------    ---------      --------
Long-term debt                             $ 46,499          $198,613     $ 35,549       $750,406
Capital lease obligations                       895               869          579             53
Operating leases                             65,511           113,821       80,964         72,610
Unconditional purchase obligations          136,688                 -            -              -
Coal reserve obligations                     36,725            26,118       24,818         32,454
                                           --------          --------     --------       --------
Total contractual cash obligations         $286,318          $339,421     $141,910       $855,523
                                           ========          ========     ========       ========

     Additionally, we have long-term liabilities relating to retiree health care, work-related injuries and illnesses, defined benefit pension plans and mine reclamation and end of mine closure costs. The following is the estimated spending related to these items as of December 31, 2001 (in thousands):

                                                     Payments Due by Year
                                        -------------------------------------------

                                        Less than 1 Year     1-3 Years    4-5 Years
                                        ----------------     ---------    ---------
                                           $190,600          $413,200     $373,300

     We had $136.7 million of committed capital expenditures at December 31, 2001, that are primarily related to acquiring additional coal reserves and mining equipment in 2002. Total capital expenditures for calendar year 2002 are expected to range from $165 million to $195 million, and have been and will be primarily used to acquire additional low sulfur coal reserves, develop existing reserves, replace or add equipment and fund cost reduction initiatives. We anticipate funding these capital expenditures through operating cash flow. In addition, cash requirements to fund employee related and reclamation liabilities included above are expected to be funded from operating cash flow, along with obligations related to long-term debt, capital and operating leases and coal reserves. We believe the risk of generating lower than anticipated operating cash flow in 2002 is reduced by our high level of sales commitments (97% of 2002 planned production) and lower expected borrowing costs as a result of our significant debt reductions.

CRITICAL ACCOUNTING POLICIES

      Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Employee Related Liabilities

      We have significant long-term liabilities relating to retiree health care, work-related injuries and illnesses and defined pension plans. Detailed information related to these liabilities is included in the notes to our consolidated financial statements. Retiree health care and work-related injuries are not funded. Pension obligations are funded in accordance with the provisions of federal law.

      Each of these liabilities are actuarially determined and we use various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for these items.

      Our discount rate is based on a hypothetical portfolio of currently available, high-quality debt instruments ("AA" or better rating under either Moody's or Standard & Poor's) whose maturity dates match the expected payments. We assumed a discount rate of 7.4% and 7.85% to determine the obligations at December 31, 2001 and March 31, 2001, respectively.

      We make assumptions related to future trends for medical care costs in the estimates of retiree health care and work-related injuries and illnesses obligations. In addition, we make assumptions related to future compensation increases and rates of return on plan assets in the estimates of pension obligations.

      If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different than currently estimated. Moreover, regulatory changes could increase our obligation to satisfy these or additional obligations.

      Payments related to these liabilities totaled $100.5 million for the nine months ended December 31, 2001.

Reclamation

      We have significant long-term liabilities relating to mine reclamation and end of mine closure costs. Liabilities are recorded for the estimated costs to reclaim land as the acreage is disturbed during the ongoing surface mining process. The estimated costs to reclaim support acreage and perform other functions at both surface and underground mines are recorded ratably over the lives of the mines. Reclamation liabilities are not funded.

      The liability is determined on a by-mine basis and we use various assumptions, including estimates of disturbed acreage as determined from engineering data and the costs to reclaim the disturbed acreage.

      If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different than currently estimated. Moreover, regulatory changes could increase our obligation to perform reclamation and mine closing activities.

      Payments related to reclamation liabilities totaled $20.7 million for the nine months ended December 31, 2001.

Trading Activities

     We engage in the buying and selling of coal and emission allowances in over-the-counter markets. Purchases and sales of commodities on a forward basis are marked-to-market and carried at fair value in the consolidated financial statements, with changes in that fair value recorded in earnings in the period they occur.

     For transactions that take place in over-the-counter markets, we use bid/ask price quotations obtained from multiple, independent third party brokers to value coal and emission allowance positions. Prices from these sources are then averaged to obtain trading position values. We would experience difficulty in valuing our market positions if the number of third party brokers should decrease or market liquidity is reduced.

     Seventy-six percent of the contracts in our trading portfolio as of December 31, 2001 were valued utilizing prices from over-the-counter market sources. The remaining 24% of our contracts were valued based on over-the-counter market source prices adjusted for differences in coal quality and content, as well as contract duration.

     As of December 31, 2001, the timing of trading portfolio contract expirations are as follows:

Year of Expiration                Percentage of Portfolio
------------------                -----------------------
2002                                      75%
2003                                       3%
2004                                      18%
2005                                       3%
2006                                       1%
                                         ---
                                         100%
                                         ===

     At December 31, 2001, 89% of our credit exposure related to coal and emission allowance trading activities is with counterparties that are investment grade.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002 (effective January 1, 2003 for the Company). The Company is currently assessing the impact of this new standard.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 (effective January 1, 2002 for the Company). The provisions of this statement provide a single accounting model for impairment of long-lived assets. We do not anticipate the adoption of SFAS No. 144 will have a material effect on our financial condition or results of operations.

RISK FACTORS

IF A SUBSTANTIAL PORTION OF OUR LONG-TERM COAL SUPPLY AGREEMENTS TERMINATE, OUR REVENUES AND OPERATING PROFITS COULD SUFFER IF WE WERE UNABLE TO FIND ALTERNATE BUYERS WILLING TO PURCHASE OUR COAL ON COMPARABLE TERMS TO THOSE IN OUR CONTRACTS.

     A substantial portion of our sales are made under coal supply agreements, which are important to the stability and profitability of our operations. The execution of a satisfactory coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract. For the nine months ended December 31, 2001, 83% of our sales volume was sold under long-term coal supply agreements. At December 31, 2001, our coal supply agreements had remaining terms ranging from one to 14 years and an average volume-weighted remaining term of approximately four years.

     Many of our coal supply agreements contain provisions that permit the parties to adjust the contract price upward or downward at specified times. We may adjust these contract prices based on inflation and/or changes in the factors affecting the cost of producing coal, such as taxes, fees, royalties and changes in the laws regulating the mining, production, sale or use of coal. Failure of the parties to agree on a price under those provisions may allow either party to terminate the contract. In past years, several of our coal supply agreements have been renegotiated, resulting in the contract prices being closer to the then-current market prices, thus leading to a reduction in the revenues from those contracts. We have also experienced a similar reduction in coal prices in new long-term coal supply agreements replacing some of our expiring contracts. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Most coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, grindability and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. Moreover, some of these agreements permit the customer to terminate the contract if transportation costs, which our customers typically bear, increase substantially. In addition, a majority of these contracts allow our customers to terminate their contracts in the event of changes in regulations affecting our industry that increase the price of coal beyond specified limits.

     The operating profits we realize from coal sold under supply agreements depend on a variety of factors. In addition, price adjustment and other provisions may increase our exposure to short-term coal price volatility provided by those contracts. If a substantial portion of our coal supply agreements were modified or terminated, we could be materially adversely affected to the extent that we are unable to find alternate buyers for our coal at the same level of profitability. Some of our coal supply agreements are for prices above current market prices. Although market prices for coal increased in most regions in 2001, we cannot predict whether the strength in the coal market will continue. As a result, we cannot assure you that we will be able to replace existing long-term coal supply agreements at the same prices or with similar profit margins when they expire. In addition, three of our coal supply agreements are the subject of ongoing litigation and arbitration.

THE LOSS OF, OR SIGNIFICANT REDUCTION IN, PURCHASES BY OUR LARGEST CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES.

     For the nine months ended December 31, 2001, we derived 33% of our total coal revenues from sales to our five largest customers. At December 31, 2001, we had 20 coal supply agreements with these customers that expire at various times from 2002 to 2015. We are currently discussing the extension of existing agreements or entering into new long-term agreements with some of these customers, but these negotiations may not be successful and those customers may not continue to purchase coal from us under long-term coal supply agreements. If a number of these customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

OUR FINANCIAL PERFORMANCE COULD BE ADVERSELY AFFECTED BY OUR SUBSTANTIAL DEBT.

     Our financial performance could be affected by our substantial indebtedness. As of December 31, 2001, we had total indebtedness of $1,031.1 million. We currently have total borrowing capacity under our and Black Beauty's revolving credit facilities of $470.0 million. We may also incur additional indebtedness in the future.

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

     The degree to which we are leveraged could have important consequences, including, but not limited to: (1) making it more difficult for us to pay dividends and satisfy our debt obligations; (2) increasing our vulnerability to general adverse economic and industry conditions; (3) requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of the cash flow to fund working capital, capital expenditures, research and development or other general corporate uses; (4) limiting our ability to obtain additional financing to fund future working capital, capital expenditures, research and development or other general corporate requirements;
(5) limiting our flexibility in planning for, or reacting to, changes in our business; and (6) placing us at a competitive disadvantage compared to less leveraged competitors. In addition, our indebtedness subjects us to financial and other restrictive covenants. Failure by us to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Furthermore, substantially all of our assets secure our indebtedness under our Senior Credit Facility.

IF TRANSPORTATION FOR OUR COAL BECOMES UNAVAILABLE OR UNECONOMIC FOR OUR CUSTOMERS, OUR ABILITY TO SELL COAL COULD SUFFER.

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

RISKS INHERENT TO MINING COULD INCREASE THE COST OF OPERATING OUR BUSINESS.

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

THE GOVERNMENT EXTENSIVELY REGULATES OUR MINING OPERATIONS, WHICH IMPOSES SIGNIFICANT COSTS ON US, AND FUTURE REGULATIONS COULD INCREASE THOSE COSTS OR LIMIT OUR ABILITY TO PRODUCE COAL.

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


     In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price and demand for coal. According to the Energy Information Administration's Emissions of Greenhouse Gases in the United States 2000, coal accounts for 32% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electricity generators switch to sources of fuel with lower carbon dioxide emissions. Further developments in connection with the Kyoto Protocol could have a material adverse effect on our financial condition or results of operations.

OUR EXPENDITURES FOR POSTRETIREMENT BENEFIT AND PENSION OBLIGATIONS COULD BE MATERIALLY HIGHER THAN WE HAVE PREDICTED IF OUR UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT.

     We provide postretirement health and life insurance benefits to eligible union and non-union employees. We calculated the total accumulated postretirement benefit obligation under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which we estimate had a present value of $1,032.5 million as of December 31, 2001, $70.4 million of which was a current liability. We have estimated these unfunded obligations based on assumptions described in Note 18 to our audited financial statements. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, regulatory changes could increase our obligations to provide these or additional benefits.

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

OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO CONTINUE ACQUIRING AND DEVELOPING COAL RESERVES THAT ARE ECONOMICALLY RECOVERABLE.

     Our recoverable reserves decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of our reserves. Furthermore, we may not be able to mine all of our reserves as profitably as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities or acquiring properties containing economically recoverable reserves. Our current strategy includes increasing our reserve base through acquisitions of government and other leases and producing properties and continuing to use our existing properties. The federal government also leases natural gas and coalbed methane reserves in the west, including in the Powder River Basin. Some of these natural gas and coalbed methane reserves are located on, or adjacent to, some of our Powder River Basin reserves, potentially creating conflicting interests between us and lessees of those interests. Other lessees' rights relating to these mineral interests could prevent, delay or increase the cost of developing our coal reserves. These lessees may also seek damages from us based on claims that our coal mining operations impair their interests. Additionally, the federal government limits the amount of federal land that may be leased by any company to 150,000 acres nationwide. As of December 31, 2001, we leased or have applied to lease a total of 66,796 acres from the federal government. The limit could restrict our ability to lease additional federal lands.

     Our planned development and exploration projects and acquisition activities may not result in significant additional reserves and we may not have continuing success developing additional mines. Most of our mining operations are conducted on properties owned or leased by us. Because title to most of our leased properties and mineral rights are not thoroughly verified until a permit to mine the property is obtained, our right to mine some of our reserves may be materially adversely affected if defects in title or boundaries exist. In addition, in order to develop our reserves, we must receive various governmental permits, as discussed in Part I, Item 1 of this report under "Regulatory Matters." We cannot predict whether we will continue to receive the permits necessary for us to operate profitably in the future. We may not be able to negotiate new leases from the government or from private parties or obtain mining contracts for properties containing additional reserves or maintain our leasehold interest in properties on which mining operations are not commenced during the term of the lease. From time to time, we have experienced litigation with lessors of our coal properties and with royalty holders.

IF THE COAL INDUSTRY EXPERIENCES OVERCAPACITY IN THE FUTURE, OUR PROFITABILITY COULD BE IMPAIRED.


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

OUR FINANCIAL CONDITION COULD BE NEGATIVELY AFFECTED IF WE FAIL
TO MAINTAIN SATISFACTORY LABOR RELATIONS.

     As of December 31, 2001, the United Mine Workers of America represented approximately 35% of our employees, who produced 21% of our coal sales volume in the United States during the nine months ended December 31, 2001. Because of the higher labor costs and the increased risk of strikes and other work-related stoppages that may be associated with union operations in the coal industry, our non-unionized competitors may have a competitive advantage in areas where they compete with our unionized operations. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. The ten-month United Mine Workers of America strike in 1993 had a material adverse effect on us. Two of our subsidiaries, Peabody Coal Company and Eastern Associated Coal Corp., operate under a union contract that is in effect through December 31, 2006. Peabody Western Coal Company operates under a union contract that is in effect through September 1, 2005.

OUR OPERATIONS COULD BE ADVERSELY AFFECTED IF WE FAIL TO MAINTAIN REQUIRED SURETY BONDS.

     Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations, and to satisfy other miscellaneous obligations. As of December 31, 2001, we had outstanding surety bonds with third parties for post-mining reclamation totaling $684.9 million. Furthermore, we have an additional $223.7 million of surety bonds in place for workers' compensation and retiree health care obligations and $111.6 million of surety bonds securing coal leases. These bonds are typically renewable on a yearly basis. Surety bond issuers and holders may not continue to renew the bonds or refrain from demanding additional collateral upon those renewals. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

     o lack of availability, higher expense or unfavorable market terms of new surety bonds;

     o restrictions on the availability of collateral for current and future third-party surety bond issuers under the terms of our indentures or Senior Credit Facility; and

     o the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

LEHMAN BROTHERS MERCHANT BANKING CONTROLS US AND MAY HAVE CONFLICTS OF INTEREST WITH OTHER STOCKHOLDERS IN THE FUTURE.


     Lehman Brothers Merchant Banking owns 57% of our common stock. Lehman Brothers Merchant Banking will continue to be able to control the election of our directors and determine our corporate and management policies and actions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. The interests of Lehman Brothers Merchant Banking may not coincide with the interests of other holders of our common stock. We have retained affiliates of Lehman Brothers Merchant Banking to perform advisory and financing services for us in the past, and may continue to do so in the future.

OUR ABILITY TO OPERATE OUR COMPANY EFFECTIVELY COULD BE IMPAIRED IF WE LOSE KEY PERSONNEL.

     We manage our business with a number of key personnel, in particular the executive officers discussed previously in Part I, Item 4A. The loss of a number of key personnel could have a material adverse effect on us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot assure you that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. We do not have "key person" life insurance to cover our executive officers. Failure to retain or attract key personnel could have a material adverse effect on us.

TERRORIST ATTACKS AND THREATS, ESCALATION OF MILITARY ACTIVITY IN RESPONSE TO SUCH ATTACKS OR ACTS OF WAR MAY NEGATIVELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.

      Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations. Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Recent terrorist attacks in the United States, as well as future events occurring in response to, or in connection with, the attacks, including future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers, may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO COLLECT PAYMENTS FROM OUR CUSTOMERS COULD BE IMPAIRED IF THEIR CREDITWORTHINESS DETERIORATES.

      Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Our customer base is changing with deregulation as utilities sell their power plants to their non-regulated affiliates or third parties. These new power plant owners may have credit ratings that are below investment grade. One of our customers, Southern California Edison Company, had its credit rating downgraded to non- investment grade as a result of the electricity crisis in California in 2001. Southern California Edison, which owns 56% of the Mohave Generating Station, and the other owners of the Mohave Generating Station have a coal supply agreement that expires in 2005. For fiscal year 2001 and the nine months ended December 31, 2001, we sold 4.8 million and 3.6 million tons of coal, respectively, to the Mohave Generating Station. The owners of the Mohave Generating Station created a trust account in early 2001 to fund the payment of coal under the coal supply agreement and have advised us of their obligation, subject to certain conditions, to cure any defaults of another owner. Our ability to continue to receive payment from the Mohave Generating Station depends, in part, on the creditworthiness of Southern California Edison. Failure to receive payment for Southern California Edison's share of the Mohave Generating Station deliveries could adversely affect our financial condition and results of operations. If the creditworthiness of California utilities causes a general deterioration of the creditworthiness of other utilities, our accounts receivable securitization program could be adversely affected.

      On April 6, 2001, Pacific Gas and Electric Company filed for Chapter 11 reorganization. We do not have any coal supply agreements with that utility.

      One of our trading counterparties, Enron North America, filed for bankruptcy in December 2001. At December 31, 2001, we recorded a $6.6 million pre-tax charge for trades with Enron North America. Subsequent to Enron's bankruptcy, the creditworthiness of other trading counterparties has deteriorated. If deterioration of the creditworthiness of other counterparties continues, we could be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Trading Activities

      We market and trade coal and emission allowances. These activities give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. We actively measure, monitor and adjust traded position levels to remain within market risk limits prescribed by management. For example, we have policies in place that limit the amount of total exposure we may assume at any point in time.

      We account for coal and emission allowance trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, futures, options and swaps, at market value in the consolidated financial statements.

     We perform a value at risk analysis of our trading portfolio, which includes over-the-counter and brokerage trading of coal and emission allowances. Our value at risk model is based on the industry standard risk-metrics variance/co-variance approach. This captures our exposure related to both option and forward positions. Our value at risk model assumes a fifteen-day holding period and a 95% confidence interval.

      The use of value at risk allows management to aggregate market risks across products in the portfolio, compare risk on a consistent basis and identify the drivers of risk. Due to the subjectivity in the choice of the liquidation period, reliance on historical data to calibrate the models and the inherent limitations in the value at risk methodology, including the use of delta/gamma adjustments related to options, we perform regular stress, back testing and scenario analysis to estimate the impacts of market changes on the value of the portfolio. The results of these analyses are used to supplement the value at risk methodology and identify additional market related risks.

     During the nine months ended December 31, 2001, the low, high and average values at risk for our coal trading portfolio were $0.7 million, $5.0 million and $1.8 million, respectively. Our emission allowance value at risk averaged $0.1 million during the nine months ended December 31, 2001, and did not exceed $0.6 million during that period. Seventy-five percent of our trading positions will settle in calendar 2002.

      The Company also monitors other types of risk associated with its coal and emission allowance trading activities, including market liquidity, counterparty nonperformance and position valuation.

Non-trading Activities

      We manage our commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 83% of our sales volume under long-term coal supply agreements during the nine months ended December 31, 2001. We have sales commitments for 97% of our calendar 2002 production.

      Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. We, through our suppliers, utilize forward contracts to manage the exposure related to this volatility.

      We have exposure to changes in interest rates due to our existing level of indebtedness. As of December 31, 2001, after taking into consideration the effects of interest rate swaps, we had $729.0 million of fixed-rate borrowings and $302.1 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $3.0 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $41.0 million decrease in the fair value of these borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Part IV, Item 14 of this report for the information required by this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 401 of Regulation S-K is included under the caption "Election of Directors" in the Company's 2002 Proxy Statement and in
Part I, Item 4A of this report under the caption "Executive Officers of the Company." Such information is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

     The information required by Item 402 of Regulation S-K is included under the caption "Executive Compensation" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 403 of Regulation S-K is included under the caption "Ownership of Company Securities" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 404 of Regulation S-K is included under the caption "Related Party Transactions" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements

         (1) The following consolidated financial statements of Peabody Energy Corporation included in the Company's December 31, 2001 Annual Report to Stockholders are incorporated by reference:

         Report of Independent Auditors

         Consolidated Statements of Operations--Nine Months Ended December 31, 2001, and the years ended March 31, 2001 and March 31, 2000

         Consolidated Balance Sheets--December 31, 2001 and March 31, 2001

         Consolidated Statements of Changes in Stockholders' Equity--Nine Months Ended December 31, 2001, and the years ended March 31, 2001 and March 31, 2000

         Consolidated Statements of Cash Flows--Nine Months Ended December 31, 2001, and the years ended March 31, 2001 and March 31, 2000

         Notes to Consolidated Financial Statements

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

     (3) Exhibits.

See Exhibit Index hereto.

     (b)   Reports on Form 8-K.

     We filed no reports on Form 8-K during the quarter ended December 31, 2001.

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

                                       Date:  March 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                               TITLE                                       DATE
                ---------                                               -----                                       ----
  /s/ Irl F. Engelhardt
-------------------------------------------
   Irl F. Engelhardt                                Chairman, Chief Executive Officer and Director                March 12, 2002
                                                            (principal executive officer)
  /s/ Richard M. Whiting
-------------------------------------------
   Richard M. Whiting                              President, Chief Operating Officer and Director                March 12, 2002

  /s/ Richard A. Navarre
-------------------------------------------
   Richard A. Navarre                            Executive Vice President and Chief Financial Officer             March 12, 2002
                                                     (principal financial and accounting officer)
  /s/ Henry E. Lentz
-------------------------------------------
   Henry E. Lentz                                  Vice President, Assistant Secretary and Director               March 12, 2002

  /s/ Bernard J. Duroc-Danner
-------------------------------------------
   Bernard J. Duroc-Danner                                             Director                                   March 12, 2002

  /s/ Roger H. Goodspeed
-------------------------------------------
   Roger H. Goodspeed                                                  Director                                   March 12, 2002

  /s/ Felix P. Herlihy
-------------------------------------------
   Felix P. Herlihy                                                    Director                                   March 12, 2002

  /s/ William E. James
-------------------------------------------
   William E. James                                                    Director                                   March 12, 2002

  /s/ William C. Rusnack
-------------------------------------------
   William C. Rusnack                                                  Director                                   March 12, 2002

  /s/ James R. Schlesinger
-------------------------------------------
   James R. Schlesinger                                                Director                                   March 12, 2002

  /s/ Blanche M. Touhill
-------------------------------------------
   Blanche M. Touhill                                                  Director                                   March 12, 2002

  /s/ Alan H. Washkowitz
-------------------------------------------
   Alan H. Washkowitz                                                  Director                                   March 12, 2002

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Peabody Energy Corporation


We have audited the consolidated financial statements of Peabody Energy Corporation (the Company) as of December 31, 2001 and March 31, 2001, and for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, and have issued our report thereon dated January 19, 2002. Our audits also included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

St. Louis, Missouri
January 19, 2002

                           PEABODY ENERGY CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)                                       Balance at      Charged to                                        Balance
                                                     Beginning       Costs and                                         at End
                 Description                         of Period        Expenses     Deductions(1)       Other          of Period
                 -----------                         ----------      ----------    -------------     --------         ----------
NINE MONTHS ENDED DECEMBER 31, 2001

      Reserves deducted from asset accounts:
          Land and coal interests                    $  13,184        $  (275)       $      -        $    (73)         $ 12,836
          Reserve for materials and supplies            11,562              -          (1,689)             20             9,893
          Allowance for doubtful accounts                1,213            283               -               -             1,496

YEAR ENDED MARCH 31, 2001

      Reserves deducted from asset accounts:
          Land and coal interests                    $  13,199        $   605        $      -        $   (620)(2)      $ 13,184
          Reserve for materials and supplies            12,400              -          (2,672)          1,834 (2)        11,562
          Allowance for doubtful accounts                1,233              -             (20)              -             1,213

YEAR ENDED MARCH 31, 2000

      Reserves deducted from asset accounts:
          Land and coal interests                    $  54,277       $  2,179        $(40,541)       $ (2,716)(2)(3)   $ 13,199
          Reserve for materials and supplies            16,558              -          (4,748)            590 (2)        12,400
          Allowance for doubtful accounts                  177          1,213            (157)              -             1,233


(1)  Reserves utilized, unless otherwise indicated.

(2)  Balances transferred from other accounts.

(3)  Balances transferred as part of asset contribution to joint venture.

                                  EXHIBIT INDEX


The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.       Description of Exhibit
---       ----------------------
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

Exhibit
No.       Description of Exhibit
---       ----------------------
4.13      Specimen of stock certificate representing the Registrant's common stock, $.01 par value. (Incorporated by reference to Exhibit 4.13 of the Registrant's Form S-1 Registration Statement No. 333-55412).

4.14      Stockholders' Agreement dated as of May 19, 1998 among the Registrant, Lehman Brothers Merchant Banking Partners II L.P.,
          Lehman Brothers Offshore Investment Partners II L.P., LB I Group Inc., Lehman Brothers Capital Partners III, L.P., Lehman
          Brothers Capital Partners IV, L.P., Lehman Brothers MBG Partners 1998 (A) L.P. and certain members of the Registrant's management. (Incorporated by reference to Exhibit 4.14 of the Registrant's Form S-1 Registration Statement No. 333-55412).

4.15      Stockholders' Agreement dated as of July 23, 1998 among the Registrant, Lehman Brothers Merchant Banking Partners II L.P.,
          Lehman Brothers Offshore Investment Partners II L.P., LB I Group Inc., Lehman Brothers Capital Partners III, L.P., Lehman
          Brothers Capital Partners IV, L.P., Lehman Brothers MBG Partners 1998 (A) L.P., Co-Investment Partners, L.P., The Mutual
          Life Insurance Company of New York and Finlayson Investments Pte Ltd. (Incorporated by reference to Exhibit 4.15 of the
          Registrant's Form S-1 Registration Statement No. 333-55412).

4.16      Registration Rights Agreement, dated as of December 2001, among the Registrant, Lehman Brothers Merchant Banking Partners
          II L.P., Lehman Brothers Offshore Investment Partners II L.P., LB I Group, Inc., Lehman Brothers Capital Partners III
          L.P., Lehman Brothers Capital Partners IV L.P., Lehman Brothers MBG Partners (A) L.P., Lehman Brothers MBG Partners (B)
          L.P. and Lehman MBG Partners (C) L.P.

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

10.8      Federal Coal Lease WYW136142 (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 of the Registrant's Form S-4
          Registration Statement No. 333-59073).

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

10.15*    Employment Agreement between Paul H. Vining and the Registrant dated July 1, 2000 (Incorporated by reference to Exhibit
          10.19 of the Registrant's Form S-1 Registration Statement No. 333-55412).

10.16     Amendment No. 1 to Credit Agreement dated as of April 30, 2001 among the Registrant, as Borrower, Lehman Brothers Inc., as
          Arranger, Lehman Commercial Paper Inc., as Syndication Agent, Bank of America National Trust & Savings Association and The
          Fuji Bank, Limited, as Documentation Agents, Bank One, NA, as Administrative Agent, and the lenders party thereto
          (Incorporated by reference to Exhibit 10.20 of the Registrant's Form S-1 Registration Statement No. 333-55412).

Exhibit
No.       Description of Exhibit
---       ----------------------
10.17*    First Amendment to the Employment Agreement between Irl F. Engelhardt and the Registrant dated as of May 10, 2001
          (Incorporated by reference to Exhibit 10.21 of the Registrant's Form S-1 Registration Statement No. 333-55412).

10.18*    First Amendment to the Employment Agreement between Richard M. Whiting and the Registrant dated as of May 10, 2001
          (Incorporated by reference to Exhibit 10.22 of the Registrant's Form S-1 Registration Statement No. 333-55412).

10.19*    First Amendment to the Employment Agreement between Richard A. Navarre and the Registrant dated as of May 10, 2001
          (Incorporated by reference to Exhibit 10.23 of the Registrant's Form S-1 Registration Statement No. 333-55412).

10.20*    First Amendment to the Employment Agreement between Roger B. Walcott, Jr. and the Registrant dated as of May 10, 2001
          (Incorporated by reference to Exhibit 10.24 of the Registrant's Form S-1 Registration Statement No. 333-55412).

10.21*    First Amendment to the Employment Agreement between Paul H. Vining and the Registrant dated as of May 10, 2001
          (Incorporated by reference to Exhibit 10.25 of the Registrant's Form S-1 Registration Statement No. 333-55412).

10.22*    Form of First Amendment to Stockholders' Agreement dated as of May 19, 1998 (Incorporated by reference to Exhibit 10.26 of the Registrant's Form S-1 Registration Statement No. 333-55412).

10.23*    Form of Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.27 of the Registrant's Form S-1
          Registration Statement No. 333-55412).

10.24*    Form of 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.28 of the Registrant's Form S-1
          Registration Statement No. 333-55412).

10.25*    Form of Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.29 of the Registrant's
          Form S-1 Registration Statement No. 333-55412).

10.26*    Form of Amendment to the Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.30 of the
          Registrant's Form S-1 Registration Statement No. 333-55412).

10.27*    Peabody Energy Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.30 of the Registrant's
          Form 10-Q for the quarter ended September 30, 2001).

10.28     Receivables Purchase Agreement as of February 20, 2002, by and among Seller, the Registrant, Market Street Funding
          Corporation, and PNC Bank, National Association, as Administrator.

13        Portions of the Company's Annual Report to Stockholders for the nine months ended December 31, 2001.

21        List of Subsidiaries.

23        Consent of Ernst & Young LLP, Independent Auditors.

     * These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to
Item 14(c) of this report.