Form 10-Q
period 2002-03-31
PEABODY ENERGY CORP
filed 2002-05-13
CIK 1064728

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002
                                --------------------------------------

Commission File Number          1-16463
                                --------------------------------------

                           PEABODY ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             13-4004153
-------------------------------                   ------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

     701 MARKET STREET, ST. LOUIS, MISSOURI                 63101-1826
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



Number of shares outstanding of each of the Registrant's classes of Common Stock, as of April 30, 2002: Common Stock, par value $0.01 per share, 52,115,114 shares outstanding.

                                      INDEX


PART I. FINANCIAL INFORMATION


     Item 1. Financial Statements                                                               Page
                                                                                               -------


              Unaudited Condensed Consolidated Statements of Operations for the Quarters
              Ended March 31, 2002 and 2001.............................................          2

              Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
              December 31, 2001.........................................................          3

              Unaudited Condensed Consolidated Statements of Cash Flows for the Quarters
              Ended March 31, 2002 and 2001.............................................          4

              Notes to Unaudited Condensed Consolidated Financial Statements............          5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................          17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk................          21


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................................          22

     Item 6.  Exhibits and Reports on Form 8-K..........................................          22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           PEABODY ENERGY CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Dollars in thousands, except share and per share information)

                                                                 Quarter Ended
                                                                   March 31,
                                                         ----------------------------
                                                             2002            2001
                                                         ------------    ------------
REVENUES
  Sales                                                  $    688,411    $    660,767
  Other revenues                                               22,218          24,232
                                                         ------------    ------------
    Total revenues                                            710,629         684,999

COSTS AND EXPENSES
  Operating costs and expenses                                571,024         555,427
  Depreciation, depletion and amortization                     58,677          60,829
  Selling and administrative expenses                          26,283          32,352
  Gain on sale of Australian operations                            --        (171,735)
  Net gain on property and equipment disposals                   (305)           (673)
                                                         ------------    ------------

OPERATING PROFIT                                               54,950         208,799
  Interest expense                                             24,903          44,240
  Interest income                                                (519)         (1,748)
                                                         ------------    ------------
INCOME BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                       30,566         166,307
  Income tax provision                                          4,585          39,007
  Minority interests                                            3,666           2,883
                                                         ------------    ------------

INCOME FROM CONTINUING OPERATIONS                              22,315         124,417
  Gain from disposal of discontinued operations                    --          (1,165)
                                                         ------------    ------------
INCOME BEFORE EXTRAORDINARY ITEM                               22,315         125,582

  Extraordinary loss from early extinguishment of
    debt, net of income tax benefit of $2,480                      --           8,545
                                                         ------------    ------------
NET INCOME                                               $     22,315    $    117,037
                                                         ============    ============

BASIC EARNINGS PER COMMON SHARE:
  Income from continuing operations                      $       0.43    $       3.60
  Gain from disposal of discontinued operations                    --            0.03
  Extraordinary loss from early extinguishment of debt             --           (0.24)
                                                         ------------    ------------
  Net income                                             $       0.43    $       3.39
                                                         ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 52,018,238      27,541,242
                                                         ============    ============

DILUTED EARNINGS PER COMMON SHARE:
  Income from continuing operations                      $       0.42    $       3.60
  Gain from disposal of discontinued operations                    --            0.03
  Extraordinary loss from early extinguishment of debt             --           (0.24)
                                                         ------------    ------------
  Net income                                             $       0.42    $       3.39
                                                         ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 53,731,426      27,541,242
                                                         ============    ============
DIVIDENDS DECLARED PER SHARE                             $       0.10    $         --
                                                         ============    ============



See accompanying notes to unaudited condensed consolidated financial statements.

                      PEABODY ENERGY CORPORATION CONDENSED
                           CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                                                                   (Unaudited)
                                                                                  March 31, 2002 December 31, 2001
                                                                                  -------------- -----------------
ASSETS
Current assets
  Cash and cash equivalents                                                         $    16,115    $    38,622
  Accounts receivable, less allowance for doubtful accounts of $1,515
    at March 31, 2002 and $1,496 at December 31, 2001                                   192,724        178,076
  Materials and supplies                                                                 40,421         38,734
  Coal inventory                                                                        198,743        176,910
  Assets from coal and emission allowance trading activities                             75,634         60,509
  Deferred income taxes                                                                  14,380         14,380
  Other current assets                                                                   24,408         20,223
                                                                                    -----------    -----------
    Total current assets                                                                562,425        527,454
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $734,580 at March 31, 2002 and $684,707
  at December 31, 2001                                                                4,348,891      4,355,912
Investments and other assets                                                            262,353        267,536
                                                                                    -----------    -----------
    Total assets                                                                    $ 5,173,669    $ 5,150,902
                                                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings and current maturities of long-term debt                    $    72,293    $    46,499
  Liabilities from coal and emission allowance trading activities                        51,679         45,691
  Accounts payable and accrued expenses                                                 574,263        592,113
                                                                                    -----------    -----------
    Total current liabilities                                                           698,235        684,303
Long-term debt, less current maturities                                                 972,734        984,568
Deferred income taxes                                                                   569,348        564,764
Accrued reclamation and other environmental liabilities                                 434,879        438,526
Workers' compensation obligations                                                       209,082        207,720
Accrued postretirement benefit costs                                                    962,643        962,166
Obligation to industry fund                                                              48,949         49,710
Other noncurrent liabilities                                                            176,970        176,593
                                                                                    -----------    -----------
    Total liabilities                                                                 4,072,840      4,068,350
Minority interests                                                                       47,921         47,080
Stockholders' equity
  Preferred Stock - $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding
    as of March 31, 2002 or December 31, 2001                                                --             --
  Series Common Stock - $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding
    as of March 31, 2002 or December 31, 2001                                                --             --
  Common Stock - $0.01 per share par value; 150,000,000 shares authorized,
    52,037,480 shares issued and 52,020,275 shares outstanding as of March 31, 2002 and 150,000,000 shares authorized, 52,027,451 shares
    issued and 52,010,246 shares outstanding as of December 31, 2001                        520            520
  Additional paid-in capital                                                            951,740        951,528
  Retained earnings                                                                     133,316        116,203
  Employee stock loans                                                                   (2,280)        (2,391)
  Accumulated other comprehensive loss                                                  (30,345)       (30,345)
  Treasury shares, at cost: 17,205 shares as of March 31, 2002
    and December 31, 2001                                                                   (43)           (43)
                                                                                    -----------    -----------
    Total stockholders' equity                                                        1,052,908      1,035,472
                                                                                    -----------    -----------
      Total liabilities and stockholders' equity                                    $ 5,173,669    $ 5,150,902
                                                                                    ===========    ===========





See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Quarter Ended
                                                                              March 31,
                                                                       ----------------------
                                                                          2002         2001
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $  22,315    $ 117,037
  Gain from disposal of discontinued operations                               --       (1,165)
  Extraordinary loss from early extinguishment of debt, net of taxes          --        8,545
                                                                       ---------    ---------
    Income from continuing operations                                     22,315      124,417
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
  Depreciation, depletion and amortization                                58,677       58,565
  Deferred income taxes                                                    4,585       41,176
  Amortization of debt discount and debt issuance costs                    2,859        4,264
  Gain on sale of Australian operations                                       --     (171,735)
  Net gain on property and equipment disposals                              (305)        (673)
  Minority interests                                                       3,666        2,883
  Changes in current assets and liabilities:
    Sale of accounts receivable                                               --       15,000
    Accounts receivable, net of sale                                     (14,648)     (47,550)
    Materials and supplies                                                (1,687)       2,751
    Coal inventory                                                       (21,833)     (17,152)
    Net assets from coal and emission allowance trading activities        (9,137)      (4,918)
    Other current assets                                                  (4,185)       8,411
    Accounts payable and accrued expenses                                (17,851)      58,883
  Accrued reclamation and other environmental liabilities                   (265)      (6,428)
  Workers' compensation obligations                                        1,362       (2,076)
  Accrued postretirement benefit costs                                       477       (1,395)
  Obligation to industry fund                                               (761)      (3,527)
  Other, net                                                              (1,854)      (3,941)
  Net cash used in assets sold - Australian operations                        --       (4,251)
                                                                       ---------    ---------
    Net cash provided by operating activities                             21,415       52,704
                                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development             (47,064)     (42,072)
Additions to advance mining royalties                                     (2,104)      (3,341)
Acquisition, net                                                              --       (7,450)
Investment in joint venture                                                 (475)          --
Proceeds from sale of Australian operations                                   --      455,000
Proceeds from property and equipment disposals                               833        1,119
                                                                       ---------    ---------
  Net cash provided by (used in) continuing operations                   (48,810)     403,256
  Net cash provided by discontinued operations                                --       16,938
                                                                       ---------    ---------
  Net cash provided by (used in) investing activities                    (48,810)     420,194
                                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                       25,000           --
Proceeds from long-term debt                                               2,375       38,382
Payments of long-term debt                                               (14,687)    (501,620)
Distributions to minority interests                                       (2,825)        (485)
Dividend received                                                             --       19,916
Dividends paid                                                            (5,202)          --
Other                                                                        227          538
                                                                       ---------    ---------
    Net cash provided by (used in) financing activities                    4,888     (443,269)
                                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents                     (22,507)      29,629
Cash and cash equivalents at beginning of year                            38,622       33,094
                                                                       ---------    ---------
Cash and cash equivalents at end of period                             $  16,115    $  62,723
                                                                       =========    =========





See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of Peabody Energy Corporation ("the Company") and its controlled affiliates. All significant intercompany transactions, profits and balances have been eliminated in consolidation.

      The consolidated statements of operations and cash flows for the quarter ended March 31, 2001 include the results of the Company's Australian operations, which were sold in January 2001.

      The accompanying condensed consolidated financial statements as of March 31, 2002 and for the quarters ended March 31, 2002 and 2001, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

      In July 2001, the Company changed its fiscal year-end from March 31 to December 31. This change was first effective with respect to the nine months ended December 31, 2001.

(2)   SECONDARY OFFERING

      On April 5, 2002, certain shareholders of the Company, including the Company's largest shareholder, Lehman Brothers Merchant Banking Partners II L.P. and affiliates ("Lehman Brothers") sold 9,000,000 shares of common stock. Selling shareholders received all net proceeds. The Company did not sell any shares through the offering. The underwriters of the secondary offering were granted the right to purchase up to an additional 1,100,000 shares of common stock to cover over-allotments. The underwriters exercised the over-allotment option, and on May 8, 2002, purchased an additional 148,000 shares. Lehman Brothers sold, in the aggregate, 8,155,000 shares in the offering, and their beneficial ownership of the Company declined from 57% to 41%.

(3)   EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

      During the quarter ended March 31, 2001, the Company made optional prepayments on its term loans under its Senior Credit Facility, which it applied against mandatory payments in order of maturity. As a result of the prepayments, the Company recorded an extraordinary loss on debt extinguishment of $8.5 million, net of income taxes. The prepayments were made using proceeds from the sale of the Company's Australian operations.

(4)   ADOPTION OF NEW ACCOUNTING STANDARDS

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS Nos. 141 and 142 did not have a material effect on the Company's financial condition or results of operations.

      Also effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of this statement provide a single accounting model for measuring impairment of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on the Company's financial condition or results of operations.

(5)   COAL INVENTORY

      Inventories consist of the following (dollars in thousands):

                      March 31, 2002   December 31, 2001
                      --------------   -----------------
Raw coal                 $ 22,923          $ 15,979
Work in process           141,318           137,808
Saleable coal              34,502            23,123
                         --------          --------
  Total                  $198,743          $176,910
                         ========          ========





(6)   ASSETS AND LIABILITIES FROM COAL AND EMISSION ALLOWANCE TRADING ACTIVITIES

      The fair value of the financial instruments related to coal and emission allowance trading activities as of March 31, 2002, are set forth below (dollars in thousands):


                           Fair Value
                       ----------------------
                        Assets    Liabilities
                       -------    -----------
Forward contracts      $69,925      $48,790
Option contracts         5,709        2,889
                       -------      -------
  Total                $75,634      $51,679
                       =======      =======



      Eighty-three percent of the contracts in the Company's trading portfolio as of March 31, 2002 were valued utilizing prices from over-the-counter market sources. The remaining 17% of our contracts were valued based on over-the-counter market source prices adjusted for differences in coal quality and content, as well as contract duration.

      As of March 31, 2002, the timing of the realization of the value of the Company's trading portfolio was as follows:

Year of                Percentage
Expiration             of portfolio
----------             ------------
  2002                     47%
  2003                     20%
  2004                     27%
  2005                      5%
  2006                      1%
                          ----
                          100%
                          ====

      At March 31, 2002, 85% of the Company's credit exposure related to coal and emission allowance trading activities was with counterparties that are investment grade.

      The Company's coal trading operations traded 28.2 million tons and 14.3 million tons for the quarters ended March 31, 2002 and 2001, respectively.

(7)   EARNINGS PER SHARE

Quarter Ended March 31, 2001

      Prior to its initial public offering in May 2001, the Company applied the "two-class method" of computing earnings per share as prescribed in SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, income or loss is allocated to preferred stock, Class A common stock and Class B common stock on a pro-rata basis. Basic and diluted earnings per share is calculated by dividing income from continuing operations, gain from disposal of discontinued operations, extraordinary loss from early extinguishment of debt and net income, respectively, that is attributed to the

Company's Class A and Class B common shares by the weighted average number of common shares outstanding for each class of common stock.

      A reconciliation of income from continuing operations, gain from disposal of discontinued operations, extraordinary loss from early extinguishment of debt and net income follows (dollars in thousands):

                                                                      Quarter Ended
                                                                      March 31, 2001
                                                                      --------------
Income from continuing operations attributed to:
  Preferred stock                                                        $  25,257
  Class A common stock                                                      95,801
  Class B common stock                                                       3,359
                                                                         ---------
                                                                         $ 124,417
                                                                         =========

Gain from disposal of discontinued operations attributed to:
  Preferred stock                                                        $     236
  Class A common stock                                                         897
  Class B common stock                                                          32
                                                                         ---------
                                                                         $   1,165
                                                                         =========

Extraordinary loss from early extinguishment of debt attributed to:
  Preferred stock                                                        $  (1,735)
  Class A common stock                                                      (6,580)
  Class B common stock                                                        (230)
                                                                         ---------
                                                                         $  (8,545)
                                                                         =========
Net income attributed to:
  Preferred stock                                                        $  23,758
  Class A common stock                                                      90,118
  Class B common stock                                                       3,161
                                                                         ---------
                                                                         $ 117,037
                                                                         =========

      Any potential difference between basic and diluted earnings per share is solely attributable to stock options. For the quarter ended March 31, 2001, all stock options outstanding were excluded from the diluted earnings per share calculations for the Company's Class A common stock because they were anti-dilutive.

Quarter Ended March 31, 2002

      In connection with the Company's initial public offering, all outstanding shares of preferred stock, Class A common stock and Class B common stock were converted into a single class of common stock on a one-for-one basis. A reconciliation of the weighted average shares outstanding as of March 31, 2002 follows:

                                                          Quarter Ended
                                                         March 31, 2002
                                                         --------------
Weighted average shares outstanding - basic                 52,018,238
Dilutive impact of stock options                             1,713,188
                                                            ----------
Weighted average shares outstanding - diluted               53,731,426
                                                            ==========

(8)   COMPREHENSIVE INCOME

      The following table sets forth the components of comprehensive income (dollars in thousands):

                                                     Quarter Ended
                                                       March 31,
                                                ------------------------
                                                   2002           2001
                                                ---------      ---------
Net income                                      $  22,315      $ 117,037
Reclassification adjustment resulting from
  the sale of Australian operations                    --         38,811
Minimum pension liability adjustment                   --           (862)
                                                ---------      ---------
Comprehensive income                            $  22,315      $ 154,986
                                                =========      =========

      As a result of the sale of its Australian operations, the Company recorded a reduction of the foreign currency translation adjustment account during the quarter ended March 31, 2001.

(9)   SEGMENT INFORMATION

      The Company reports its operations through two reportable operating segments: U.S. Mining and Trading and Brokerage. The principal business of the U.S. Mining segment is mining, preparation and sale of its steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The Trading and Brokerage segment's principal business is the marketing and trading of coal and emission allowances. "Other" consists primarily of corporate overhead not directly attributable to the U.S. Mining or Trading and Brokerage operating segments, and resource management activities.

      Operating segment results for the quarters ended March 31, 2002 and March 31, 2001 are as follows (dollars in thousands):

                                   Quarter Ended
                                     March 31,
                             -------------------------
                                2002            2001
                             ---------       ---------
Revenues:
  U.S. Mining                $ 614,491       $ 578,292
  Trading and Brokerage         89,540          77,138
  Australian Operations             --          20,529
  Corporate and Other            6,598           9,040
                             ---------       ---------
    Total                    $ 710,629       $ 684,999
                             =========       =========


Operating Profit:
  U.S. Mining                $  64,225       $  52,582
  Trading and Brokerage         11,247           6,823
  Australian Operations             --           4,326
  Corporate and Other          (20,522)        145,068(1)
                             ---------       ---------
    Total                    $  54,950       $ 208,799
                             =========       =========


(1) Includes the pretax gain on the sale of the Company's Australian operations of $171.7 million.

      A reconciliation of segment operating profit to consolidated income before income taxes follows (dollars in thousands):

                                         Quarter Ended
                                            March 31,
                                    -------------------------
                                      2002            2001
                                    ---------       ---------
Total segment operating profit      $  54,950       $ 208,799
  Interest expense                     24,903          44,240
  Interest income                        (519)         (1,748)
  Minority interests                    3,666           2,883
                                    ---------       ---------
Income before income taxes          $  26,900       $ 163,424
                                    =========       =========

(10)  COMMITMENTS AND CONTINGENCIES

      Environmental claims have been asserted against a subsidiary of the Company at 18 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

      The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in the estimation of liabilities recorded on its consolidated balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded as part of "Accrued reclamation and other environmental liabilities" were $46.1 million and $46.6 million at March 31, 2002 and December 31, 2001, respectively. This amount represents those costs that the Company believes are probable and reasonably estimable.

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

      In March 2000, the Hopi Tribe filed a motion to intervene in this lawsuit. The Hopi Tribe has alleged seven claims, including fraud. The Hopi Tribe is seeking various remedies, including unspecified actual and punitive damages and reformation of its coal lease. On March 15, 2001, the court granted the Hopi Tribe's motion. On April 17, 2001, the Company filed a motion to dismiss the Hopi complaint. On October 31, 2001, the court denied the Company's motion to dismiss the Hopi complaint.

      On February 21, 2002, the Company's subsidiaries commenced a lawsuit against the Navajo Nation in the U.S. District Court for the District of Arizona seeking enforcement of an arbitration award or, alternatively, to compel arbitration pursuant to the April 1, 1998 Arbitration Agreement with the Navajo Nation. On February 22, 2002, the Company's subsidiaries filed in the U.S. District for the District of Columbia a motion for leave to file an amended answer and conditional counterclaim. The counterclaim is conditional because the Company's subsidiaries contend that the lease provisions the Navajo Nation seeks to invalidate have previously been upheld in an arbitration proceeding and are not subject to further litigation. On March 4, 2002, the Company's subsidiaries filed in the U.S. District Court for the District of Columbia a motion to transfer that case to Arizona or, alternatively, to stay the District of Columbia litigation. On March 29, 2002, the Navajo Nation filed a motion to dismiss the Arizona litigation and an alternative motion to transfer the Arizona litigation to the District of Columbia.

Salt River Project Agricultural Improvement and Power District--Price Review

      In May 1997, Salt River Project Agricultural Improvement and Power District, or Salt River, acting for all owners of the Navajo Generating Station, exercised their contractual option to review certain cumulative cost changes during a five-year period from 1992 to 1996. Peabody Western sells approximately 7 to 8 million tons of coal per year to the owners of the Navajo Generation Station under a long-term contract. In July 1999, Salt River notified Peabody Western that it believed the owners were entitled to a price decrease of $1.92 per ton as a result of the review. Salt River also claimed entitlement to a retroactive price adjustment to January 1997 and that an overbilling of $50.5 million had occurred during the same five-year period. In October 1999, Peabody Western notified Salt River that it believed it was entitled to a $2.00 per ton price increase as a result of the review. The parties were unable to settle the dispute and Peabody Western filed a demand for arbitration in September 2000. The arbitration hearing was held from April 8 to April 12, 2002. The parties will be filing post-hearing briefs with the arbitrators.

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

      On October 3, 2001, the U.S. District Court issued an order compelling arbitration with respect to the effective date of any price change and conditionally compelling arbitration with respect to the validity of Salt River's $50.5 million claim. Although we have filed an appeal of this decision with the U.S. Ninth Circuit Court of Appeals, the arbitrators received testimony on these claims during the April hearing. We expect a decision from the arbitrators during the third quarter of 2002.

      While the outcome of litigation is subject to uncertainties, based on the Company's preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on the Company's financial condition or results of operations.

      In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

      At March 31, 2002, purchase commitments for capital expenditures were approximately $98.4 million.

(11)  SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

      In accordance with the indentures governing the Senior Notes and Senior Subordinated Notes, certain wholly owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes and Senior Subordinated Notes on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes and Senior Subordinated Notes. The following unaudited condensed historical financial statement information is provided for such Guarantor/Non-Guarantor Subsidiaries.

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002
                                 (In thousands)

                                                   Parent      Guarantor     Non-Guarantor
                                                 Company      Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                                 -------      ------------   ------------     ------------   ------------
Total revenues                                  $      --       $ 558,534       $ 167,686       $ (15,591)      $ 710,629
Costs and expenses
  Operating costs and expenses                         --         453,098         133,517         (15,591)        571,024
  Depreciation, depletion and amortization             --          46,364          12,313              --          58,677
  Selling and administrative expenses                 161          21,436           4,686              --          26,283
  Net gain on property and equipment
    disposals                                          --            (180)           (125)             --            (305)
  Interest expense                                 33,862          24,525           3,821         (37,305)         24,903
  Interest income                                 (17,158)        (16,870)         (3,796)         37,305            (519)
                                                ----------      ---------       ---------       ---------       ---------
Income (loss) before income taxes and
  minority interests                              (16,865)         30,161          17,270              --          30,566
  Income tax provision (benefit)                   (2,530)          4,453           2,662              --           4,585
  Minority interests                                   --              --           3,666              --           3,666
                                                ----------      ---------       ---------       ---------       ---------
Net income (loss)                               $ (14,335)      $  25,708       $  10,942       $      --       $  22,315
                                                =========       =========       =========       =========       =========

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2001
                                 (In thousands)

                                                  Parent        Guarantor    Non-Guarantor
                                                 Company      Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                                 -------      ------------   ------------     ------------   ------------
Total revenues                                  $      --       $ 541,490       $ 168,382       $ (24,873)      $ 684,999
Costs and expenses
  Operating costs and expenses                         --         451,072         129,228         (24,873)        555,427
  Depreciation, depletion and amortization             --          45,956          14,873              --          60,829
  Selling and administrative expenses               2,673          24,545           5,134              --          32,352
  Gain on sale of Australian operations                --        (171,735)             --              --        (171,735)
  Net gain on property and equipment
    disposals                                          --            (163)           (510)             --            (673)
  Interest expense                                 36,046          26,887           6,909         (25,602)         44,240
  Interest income                                 (17,345)         (6,547)         (3,458)         25,602          (1,748)
                                                ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes and
  minority interests                              (21,374)        171,475          16,206              --         166,307
  Income tax provision (benefit)                  (15,720)         47,010           7,717              --          39,007
  Minority interests                                   --              --           2,883              --           2,883
                                                ---------       ---------       ---------       ---------       ---------
Income (loss) from continuing operations           (5,654)        124,465           5,606              --         124,417
  Gain from disposal of discontinued
    operations                                         --          (1,165)             --              --          (1,165)
                                                ---------       ---------       ---------       ---------       ---------

Income (loss) before extraordinary item            (5,654)        125,630           5,606              --         125,582
  Extraordinary loss from early
    extinguishment of debt, net of income
    taxes                                           8,545              --              --              --           8,545
                                                ---------       ---------       ---------       ---------       ---------
Net income (loss)                               $ (14,199)      $ 125,630       $   5,606       $      --       $ 117,037
                                                =========       =========       =========       =========       =========

                           PEABODY ENERGY CORPORATION
          UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2002
                                 (In thousands)

                                                Parent         Guarantor      Non-Guarantor
                                               Company       Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                             -----------     ------------      ------------      ------------     ------------
ASSETS
Current assets
  Cash and cash equivalents                  $    11,448      $       728       $     3,939       $        --       $    16,115
  Accounts receivable                              1,625           61,941           129,158                --           192,724
  Inventories                                         --          222,872            16,292                --           239,164
  Assets from coal and emission
    allowance trading activities                      --           75,183               451                --            75,634
  Deferred income taxes                               --           14,380                --                --            14,380
  Other current assets                             1,222           15,643             7,543                --            24,408
                                             -----------      -----------       -----------       -----------       -----------
    Total current assets                          14,295          390,747           157,383                --           562,425
Property, plant, equipment and mine
  development - at cost                               --        4,585,012           498,459                --         5,083,471
Less accumulated depreciation,
  depletion and amortization                          --         (645,716)          (88,864)               --          (734,580)
                                             -----------      -----------       -----------       -----------       -----------
Property, plant, equipment and
  mine development, net                               --        3,939,296           409,595                --         4,348,891
Investments and other assets                   3,325,723          225,792            45,718        (3,334,880)          262,353
                                             -----------      -----------       -----------       -----------       -----------
    Total assets                             $ 3,340,018      $ 4,555,835       $   612,696       $(3,334,880)      $ 5,173,669
                                             ===========      ===========       ===========       ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings and current
    maturities of long-term debt             $    25,000      $    10,400       $    36,893       $        --       $    72,293
  Payables and notes payable to
    affiliates, net                            1,498,227       (1,512,775)           14,548                --                --
  Liabilities from coal and emission
    allowance trading activities                      --           51,679                --                --            51,679
  Accounts payable and accrued expenses           25,091          482,056            67,116                --           574,263
                                             -----------      -----------       -----------       -----------       -----------
    Total current liabilities                  1,548,318         (968,640)          118,557                --           698,235
Long-term debt, less current
  maturities                                     702,220           72,837           197,677                --           972,734
Deferred income taxes                                 --          569,348                --                --           569,348
Other noncurrent liabilities                       6,224        1,817,197             9,102                --         1,832,523
                                             -----------      -----------       -----------       -----------       -----------
    Total liabilities                          2,256,762        1,490,742           325,336                --         4,072,840
Minority interests                                    --               --            47,921                --            47,921
Stockholders' equity                           1,083,256        3,065,093           239,439        (3,334,880)        1,052,908
                                             -----------      -----------       -----------       -----------       -----------
    Total liabilities and stockholders'
      equity                                 $ 3,340,018      $ 4,555,835       $   612,696       $(3,334,880)      $ 5,173,669
                                             ===========      ===========       ===========       ===========       ===========

                           PEABODY ENERGY CORPORATION
                  UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED
                        BALANCE SHEETS DECEMBER 31, 2001
                                 (In thousands)

                                                Parent        Guarantor       Non-Guarantor
                                               Company       Subsidiaries      Subsidiaries     Eliminations        Consolidated
                                             -----------     ------------     -------------     -------------       ------------
ASSETS
Current assets
  Cash and cash equivalents                  $    28,121      $     1,018       $     9,483       $        --       $    38,622
  Accounts receivable                                523           50,448           127,105                --           178,076
  Inventories                                         --          201,771            13,873                --           215,644
  Assets from coal and emission
    allowance trading activities                      --           60,509                --                --            60,509
  Deferred income taxes                               --           14,380                --                --            14,380
  Other current assets                             1,222           10,704             8,297                --            20,223
                                             -----------      -----------       -----------       -----------       -----------
    Total current assets                          29,866          338,830           158,758                --           527,454
Property, plant, equipment and mine
  development - at cost                               --        4,561,680           478,939                --         5,040,619
Less accumulated depreciation,
  depletion and amortization                          --         (604,103)          (80,604)               --          (684,707)
                                             -----------      -----------       -----------       -----------       -----------
Property, plant, equipment and mine
  development, net                                    --        3,957,577           398,335                --         4,355,912
Investments and other assets                   3,296,950          214,007            45,086        (3,288,507)          267,536
                                             -----------      -----------       -----------       -----------       -----------
    Total assets                             $ 3,326,816      $ 4,510,414       $   602,179       $(3,288,507)      $ 5,150,902
                                             ===========      ===========       ===========       ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings and current
    maturities of long-term debt             $        --      $    10,400       $    36,099       $        --       $    46,499
  Payables and notes payable to
    affiliates, net                            1,544,519       (1,561,645)           17,126                --                --
  Liabilities from coal and emission
    allowance trading activities                      --           45,691                --                --            45,691
  Accounts payable and accrued expenses            8,676          528,157            55,280                --           592,113
                                             -----------      -----------       -----------       -----------       -----------
    Total current liabilities                  1,553,195         (977,397)          108,505                --           684,303
Long-term debt, less current
  maturities                                     702,623           81,186           200,759                --           984,568
Deferred income taxes                                 --          564,764                --                --           564,764
Other noncurrent liabilities                       5,181        1,820,580             8,954                --         1,834,715
                                             -----------      -----------       -----------       -----------       -----------
    Total liabilities                          2,260,999        1,489,133           318,218                --         4,068,350
Minority interests                                    --               --            47,080                --            47,080
Stockholders' equity                           1,065,817        3,021,281           236,881        (3,288,507)        1,035,472
                                             -----------      -----------       -----------       -----------       -----------
    Total liabilities and stockholders'
      equity                                 $ 3,326,816      $ 4,510,414       $   602,179       $(3,288,507)      $ 5,150,902
                                             ===========      ===========       ===========       ===========       ===========

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 2002
                                 (In thousands)

                                                           Parent      Guarantor    Non-Guarantor
                                                         Company      Subsidiaries   Subsidiaries   Consolidated
                                                         --------     ------------  -------------   ------------
Net cash provided by (used in) operating activities      $   (317)      $(12,954)      $ 34,686       $ 21,415
                                                         --------       --------       --------       --------

Additions to property, plant, equipment and
  mine development                                             --        (24,622)       (22,442)       (47,064)
Additions to advance mining royalties                          --         (1,268)          (836)        (2,104)
Investment in joint venture                                    --           (475)            --           (475)
Proceeds from property and equipment disposals                 --            182            651            833
                                                         --------       --------       --------       --------
Net cash used in investing activities                          --        (26,183)       (22,627)       (48,810)
                                                         --------       --------       --------       --------
Net change in short-term borrowings                        25,000             --             --         25,000
Proceeds from long-term debt                                   --          1,153          1,222          2,375
Payments of long-term debt                                     --        (11,177)        (3,510)       (14,687)
Distributions to minority interests                            --             --         (2,825)        (2,825)
Dividends paid                                             (5,202)            --             --         (5,202)
Transactions with affiliates, net                         (36,381)        48,871        (12,490)            --
Other                                                         227             --             --            227
                                                         --------       --------       --------       --------
Net cash provided by (used in) financing activities       (16,356)        38,847        (17,603)         4,888
                                                         --------       --------       --------       --------

Net decrease in cash and cash equivalents                 (16,673)          (290)        (5,544)       (22,507)
Cash and cash equivalents at beginning of period           28,121          1,018          9,483         38,622
                                                         --------       --------       --------       --------
Cash and cash equivalents at end of period               $ 11,448       $    728       $  3,939       $ 16,115
                                                         ========       ========       ========       ========

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 2001
                                 (In thousands)

                                                               Parent       Guarantor     Non-Guarantor
                                                              Company      Subsidiaries   Subsidiaries     Consolidated
                                                            ---------      ------------   -------------    ------------
Net cash provided by (used in) operating activities         $   2,754       $ 103,196       $ (53,246)      $  52,704
                                                            ---------       ---------       ---------       ---------

Additions to property, plant, equipment and
  mine development                                                 --         (26,699)        (15,373)        (42,072)
Additions to advance mining royalties                              --          (3,919)            578          (3,341)
Acquisition, net                                                   --          (7,450)             --          (7,450)
Proceeds from sale of Australian operations                        --         455,000              --         455,000
Proceeds from property and equipment disposals                     --             944             175           1,119
                                                            ---------       ---------       ---------       ---------
Net cash provided by (used in) continuing operations               --         417,876         (14,620)        403,256
Net cash provided by (used in) discontinued operations           (384)         13,114           4,208          16,938
                                                            ---------       ---------       ---------       ---------
Net cash provided by (used in) investing activities              (384)        430,990         (10,412)        420,194
                                                            ---------       ---------       ---------       ---------
Proceeds from long-term debt                                       --              --          38,382          38,382
Payments of long-term debt                                   (455,000)        (20,147)        (26,473)       (501,620)
Distributions to minority interests                                --              --            (485)           (485)
Dividend received                                                  --          19,916              --          19,916
Transactions with affiliates, net                             452,798        (504,739)         51,941              --
Other                                                              --             538              --             538
                                                            ---------       ---------       ---------       ---------
Net cash provided by (used in) financing activities            (2,202)       (504,432)         63,365        (443,269)
                                                            ---------       ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents              168          29,754            (293)         29,629
Cash and cash equivalents at beginning of period                    5          27,440           5,649          33,094
                                                            ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period                  $     173       $  57,194       $   5,356       $  62,723
                                                            =========       =========       =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This quarterly report includes statements of our expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or our future financial performance. We use words such as "anticipate," "believe," "expect," "may," "project," "will" or other similar words to identify forward-looking statements.

     Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements.

     Among the factors that could cause actual results to differ materially are:

     o    general economic conditions;

     o    milder than normal summer weather;

     o    credit, market and performance risk associated with our customers;

     o    modification or termination of our long-term coal supply agreements;

     o    reduction of purchases by major customers;

     o    transportation performance and costs;

     o    risks inherent to mining, including geologic conditions;

     o    government regulation of the mining industry;

     o    replacement of recoverable reserves;

     o    implementation of new accounting standards;

     o    inflationary trends and interest rates; and

     o    other factors, including those discussed in "Legal Proceedings."

     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and all documents incorporated by reference. We will not update these statements unless the securities laws require us to do so.

FISCAL YEAR CHANGE

      In July 2001, we changed our fiscal year end from March 31 to December 31. The change was first effective with respect to the nine months ended December 31, 2001.

FACTORS AFFECTING COMPARABILITY

Sale of Australian Operations

      In December 2000, we signed a share purchase agreement for the transfer of the stock in two U.K. holding companies which, in turn, owned our Australian subsidiaries, to a subsidiary of Rio Tinto Limited. Our Australian operations consisted of interests in six coal mines, as well as mining services in Brisbane, Australia. The final sale price was $446.8 million in cash, plus the assumption of all liabilities. During the quarter ended March 31, 2001, we received $455.0 million related to the sale, which closed on January 29, 2001.

Discontinued Operations

     In August 2000, we sold Citizens Power, our subsidiary that marketed and traded electric power and energy-related commodity risk management products, to Edison Mission Energy. We classified Citizens Power as a discontinued operation as of March 31, 2000, and recorded an estimated loss on the sale of $78.3 million, net of income taxes. During the year ended March 31, 2001, we reduced our loss on the sale by $12.9 million; $1.2 million of the loss reduction was recorded in the quarter ended March 31, 2001.

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

     Sales. Sales for the quarter ended March 31, 2002 for the U.S. operations (which represents all of our operations, except for Australian operations sold in January 2001) increased $43.7 million, to $688.4 million, a 6.8% increase from the prior year quarter. The sales increase was driven by pricing increases in all regions, largely due to multi-year contracts signed in 2001. The U.S. operations' average sales price was 2.7% higher than the prior year quarter. The average pricing increase was slightly mitigated by sales mix, as higher priced tons in the Appalachia and Midwest regions represented a lower percentage of overall sales in the current quarter compared to the prior year quarter.

     Sales volume for the U.S. operations was 49.8 million tons for the current quarter, compared to 47.9 million tons for the prior quarter, an increase of 4.0%. Higher sales volume at our Powder River Basin and trading and brokerage operations led the increase, while volume at our Appalachia, Midwest, and Southwest operations was at or slightly below prior year levels.

     Total sales for the quarter increased $27.6 million, or 4.2%, from the prior year quarter. Sales from Australian operations included in the prior year quarter were $16.0 million, from sales volume of 1.0 million tons.

     Powder River Basin sales increased $42.4 million, due to improved pricing and volume from strong customer demand. Appalachian sales increased $2.3 million, as a result of improved pricing. Sales in the Southwest region were flat, as pricing improvement was offset by lower volume due to two outages of our coal transportation pipeline during the quarter that delayed customer deliveries. Midwest region sales decreased $5.8 million, as higher prices were offset by lower volume due to a delay in the startup of two new mines in the region. Finally, sales from brokerage and trading activities increased $3.6 million due to increased sales volume.

     Other Revenues. Other revenues for the quarter decreased $2.0 million from the prior year quarter. U.S. operations' other revenue increased $2.5 million, as $8.6 million in higher revenues from trading and brokerage operations were partially offset by lower coalbed methane and coal royalty revenues. In addition, prior year other revenues included $4.5 million of mining services revenues from our Australian operations.

     Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization expense decreased $2.1 million to $58.7 million in the current quarter. Depreciation, depletion and amortization expense from Australian operations of $2.2 million was included in the quarter ended March 31, 2001.

     Selling and Administrative Expenses. Selling and administrative expenses of $26.3 million were $6.1 million lower than the prior year quarter, mainly due to stock compensation charges recorded in the prior year quarter related in part to the Company's initial public offering. In addition, selling and administrative expenses from Australian operations of $0.3 million were included in the quarter ended March 31, 2001.

     Gain on Sale of Australian Operations. On January 29, 2001, we sold our Australian operations to Coal & Allied, a 71%-owned subsidiary of Rio Tinto Limited. The selling price was $446.8 million, plus the assumption of all liabilities. We recorded a pre-tax gain of $171.7 million on the sale. The gain on sale was $124.2 million after taxes, or $3.59 per diluted common share.

     Operating Profit. Operating profit from U.S. operations increased $22.2 million, or 67.8%, for the quarter ended March 31, 2002. Overall, operating profit decreased $153.8 million compared to the prior year quarter, as the prior year quarter included operating profit of $4.3 million from Australian operations and the $171.7 million pre-tax gain on the sale of Australian operations discussed above. The increase at the U.S. operations was driven by higher operating profit of $18.9 million from mining operations (excluding operating costs related to past mining activities, which are discussed below) as a result of higher prices combined with strong cost containment efforts.

     In the west, the Powder River Basin region's operating profit increased $9.8 million as higher volume and improved prices overcame higher royalties and taxes associated with improved prices, explosives costs, and repair and maintenance costs. The Southwest region's operating profit decreased $7.7 million. Two outages of its coal transportation pipeline contributed to decreased sales volume in the quarter, and maintenance and repairs were accelerated to coincide with the outages.

     In the east, the Appalachia region's operating profit increased $13.7 million due to strong sales price improvement and per ton mining costs that, excluding the effect of higher royalty and tax expenses associated with higher prices, were lower than the prior year quarter. Operating profit in the Midwest region increased $3.1 million compared to the prior year quarter, as slightly lower sales levels were more than offset by lower fuel and maintenance and repair costs.

     Operating profit from trading and brokerage operations increased $4.4 million over the prior year quarter, as volume nearly doubled from 14.3 million traded tons in the prior year quarter to 28.2 million in the current year quarter.

     Operating costs related to past mining activities were $4.7 million higher in the current quarter, primarily due to higher closed and suspended mine costs and workers' compensation charges. Lower selling and administrative costs improved operating profit by $6.6 million, as discussed above.

     Interest Expense. Interest expense for the quarter was $24.9 million, a $19.3 million decrease, or 43.7%, from the prior year quarter. The decrease in borrowing cost was due to the significant long-term debt repayments made since December 31, 2000. Utilizing proceeds from the sale of our Australian operations, combined with proceeds from our initial public offering in May 2001, we reduced long-term debt by $822 million from December 31, 2000 to March 31, 2002.

     Interest Income. Interest income decreased $1.2 million, to $0.5 million, for the quarter ended March 31, 2002. The prior year quarter included interest earned on cash received from the sale of our Australian operations in January 2001.

     Income Taxes. For the quarter ended March 31, 2002, income tax expense was $4.6 million on income before income taxes and minority interests of $30.6 million, compared to income tax expense of $39.0 million on income before income taxes and minority interests of $166.3 million in the prior year quarter. Our effective income tax rate was 15.0% for the quarter ended March 31, 2002. Our consolidated tax position is impacted by the percentage depletion tax deduction utilized by us and our subsidiaries that creates an alternative minimum tax situation, and in the prior year by the sale of our Australian operations.

     Gain from Disposal of Discontinued Operations. During the quarter ended March 31, 2001, we reduced our loss on the sale of Citizens Power by $1.2 million.

     Extraordinary Loss from Early Extinguishment of Debt. During the quarter ended March 31, 2001, we repaid debt using proceeds from the sale of our Australian operations. We recorded an extraordinary loss of $8.5 million, net of income taxes, which represented the excess of cash paid over the carrying value of the debt retired and the write-off of debt issuance costs associated with the debt retired.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $21.4 million for the quarter ended March 31, 2002, a decrease of $31.3 million from the prior year quarter. Current quarter income from continuing operations, excluding the after-tax effect of the gain on sale of Australian operations, was $22.1 million higher than the prior year quarter. Cash flow in the prior year quarter benefited from $15.0 million of proceeds received related to the expansion of our accounts receivable securitization program, and working capital cash flow in the prior year quarter of $0.4 million decreased to a working capital cash usage of $69.3 million in the current quarter, primarily due to a lower accounts payable position at March 31, 2002.

     Net cash used in investing activities was $48.8 million for the quarter ended March 31, 2002, compared to cash provided by investing activities of $420.2 million in the prior year quarter. The prior year quarter included $455.0 million of proceeds from the sale of our Australian operations, and $16.9 million of proceeds related to the sale of Citizens Power. Capital expenditures increased $5.0 million, to $47.1 million, in the current quarter. These capital expenditures were primarily for the replacement of mining equipment, the expansion of capacity at certain mines and projects to improve the efficiency of mining operations. Finally, the prior year quarter included $7.5 million in expenditures related to the acquisition of coalbed methane assets.

     Net cash provided by financing activities was $4.9 million for the quarter ended March 31, 2002, compared with cash used in financing activities of $443.3 million in the prior year quarter. Net debt repayments were $475.9 million higher in the prior year quarter, principally as a result of the usage of proceeds received from the sale of our Australian operations. The prior year quarter also included a $19.9 million dividend received from our Australian operations. We paid dividends to our shareholders of $5.2 million in the current year quarter.

     As of March 31, 2002, our total indebtedness consisted of the following (dollars in thousands):

9.625% Senior Subordinated Notes ("Senior Subordinated Notes") due 2008      $  391,415
8.875% Senior Notes ("Senior Notes") due 2008                                   316,434
5.0% Subordinated Note                                                           81,708
Senior unsecured notes under various agreements                                  83,571
Unsecured revolving credit agreement                                             98,012
Revolving Credit Facility under Senior Credit Facility                           25,000
Other                                                                            48,887
                                                                             ----------
                                                                             $1,045,027
                                                                             ==========

     As of March 31, 2002, our revolving credit and letter of credit borrowing facilities included the $480.0 million Revolving Credit Facility under our Senior Credit Facility and Black Beauty's $120.0 million revolving credit facility. The Revolving Credit Facility has a borrowing sub-limit of $350.0 million and a letter of credit sub-limit of $330.0 million. Together, these facilities total $600.0 million, and have a total of $470.0 million available for borrowing.

     As of March 31, 2002, outstanding borrowings under the Revolving Credit Facility were $25.0 million. Black Beauty's revolving credit facility borrowings totaled $98.0 million. We were in compliance with the restrictive covenants of all of our and our subsidiaries' debt agreements as of March 31, 2002.

     In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to the Seller are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of its accounts receivable to repay long-term debt, effectively reducing its overall borrowing costs. The securitization program is currently scheduled to expire in 2007. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No. 140) the securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit were $140.0 million as of March 31, 2002 and December 31, 2001.

     We have designated interest rate swaps with notional amounts totaling $150.0 million as a fair value hedge of our Senior Notes. Under the swaps, we pay a floating rate based upon the six-month LIBOR rate for a period of seven years ending May 15, 2008. The applicable rate was 6.03% as of March 31, 2002. We realized interest savings of $1.0 million during the quarter ended March 31, 2002.

     We had $98.4 million of commitments for capital expenditures at March 31, 2002, that are primarily related to acquiring additional coal reserves and mining equipment in 2002. Total capital expenditures for calendar year 2002 are expected to range from $165 million to $195 million, and have been and will be primarily used to acquire additional low sulfur coal reserves, develop existing reserves, replace or add equipment and fund cost reduction initiatives. We anticipate funding these capital expenditures primarily through operating cash flow. We believe the risk of generating lower than anticipated operating cash flow in 2002 is reduced by our high level of sales commitments (97% of 2002 planned production) and lower borrowing costs as a result of our significant debt reductions.

OTHER

     Recent Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002 (effective January 1, 2003 for the Company). We are currently assessing the impact of this new statement.

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

     We perform a value at risk analysis on our trading portfolio, which includes over-the-counter and brokerage trading of coal and emission allowances. Our value at risk model is based on the industry standard risk-metrics variance/co-variance approach. This captures our exposure related to both option and forward positions. Our value at risk model assumes a fifteen-day holding period and a 95% confidence interval.

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

     During the quarter ended March 31, 2002, the low, high and average values at risk for our coal trading portfolio were $0.3 million, $3.9 million and $1.5 million, respectively. Our emission allowance value at risk averaged $0.1 million during the quarter ended March 31, 2002, and did not exceed $0.1 million during that period. Sixty-seven percent of the value of our trading portfolio will be realized by the end of calendar 2003.

     We also monitor other types of risk associated with our coal and emission allowance trading activities, including market liquidity, counterparty nonperformance and position valuation.

Non-trading Activities

     We manage our commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We currently have sales commitments for 97% of our planned calendar 2002 production.

     Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. We, through our suppliers, utilize forward contracts to manage the exposure related to this volatility.

     We have exposure to changes in interest rates due to our existing level of indebtedness. As of March 31, 2002, after taking into consideration the effects of interest rate swaps, we had $720.1 million of fixed-rate borrowings and $324.9 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $3.2 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $39.5 million decrease in the fair value of these borrowings.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Salt River Project Agricultural Improvement and Power District-Price Review

      In May 1997, Salt River Project Agricultural Improvement and Power District, or Salt River, acting for all owners of the Navajo Generating Station, exercised their contractual option to review certain cumulative cost changes during a five-year period from 1992 to 1996. Peabody Western sells approximately 7 to 8 million tons of coal per year to the owners of the Navajo Generation Station under a long-term contract. In July 1999, Salt River notified Peabody Western that it believed the owners were entitled to a price decrease of $1.92 per ton as a result of the review. Salt River also claimed entitlement to a retroactive price adjustment to January 1997 and that an overbilling of $50.5 million had occurred during the same five-year period. In October 1999, Peabody Western notified Salt River that it believed it was entitled to a $2.00 per ton price increase as a result of the review. The parties were unable to settle the dispute and Peabody Western filed a demand for arbitration in September 2000. The arbitration hearing was held from April 8 to April 12, 2002. The parties will be filing post-hearing briefs with the arbitrators.

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

      On October 3, 2001, the U.S. District Court issued an order compelling arbitration with respect to the effective date of any price change and conditionally compelling arbitration with respect to the validity of Salt River's $50.5 million claim. Although we have filed an appeal of this decision with the U.S. Ninth Circuit Court of Appeals, the arbitrators received testimony on these claims during the April hearing. We expect a decision from the arbitrators during the third quarter of 2002.

      While the outcome of arbitration and litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations.

      See Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings brought against us by the Navajo Nation and Hopi Tribe.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

     See Exhibit Index at page 24 of this report.


(b)      Reports on Form 8-K

     None filed during the period covered by this report.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      PEABODY ENERGY CORPORATION

Date: May 13, 2002                           By:        RICHARD A. NAVARRE
                                                --------------------------------
                                                        Richard A. Navarre
                                                  Executive Vice President and
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibit
  No.              Description of Exhibit
-------            ----------------------

3.1                Third Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement No. 333-55412).

3.2                Amended and restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Form S-1
                   Registration Statement No. 333-55412).

4.17               Form of Fourth Supplemental Senior Note Indenture dated as of February 16, 2000 among the Guaranteeing Subsidiary
                   (as defined therein), the Registrant, the other Senior Note Guarantors (as defined in the Senior Note Indenture)
                   and State Street Bank and Trust Company, as Senior Note Trustee

4.18               Form of Fourth Supplemental Senior Subordinated Note Indenture dated as of February 16, 2000 among the
                   Guaranteeing Subsidiary (as defined therein), the Registrant, the other Senior Subordinated Note Guarantors (as defined in the Senior Subordinated Note Indenture) and State Street Bank and Trust Company, as Senior
                   Subordinated Note Trustee

4.19               Fifth Supplemental Senior Note Indenture dated as of March 27, 2000 among the Registrant, each Senior Note
                   Guarantor (as defined in the Senior Note Indenture) and State Street Bank and Trust Company, as Senior Note
                   Trustee

4.20               Fifth Supplemental Senior Subordinated Note Indenture dated as of March 27, 2000 among the Registrant, each
                   Senior Subordinated Note Guarantor (as defined in the Senior Subordinated Note Indenture) and State Street Bank
                   and Trust Company, as Senior Subordinated Note Trustee

4.21               Form of Sixth Supplemental Senior Note Indenture dated as of February 11, 2002 among the Guaranteeing Subsidiary
                   (as defined therein), the Registrant, the other Senior Note Guarantors (as defined in the Senior Note Indenture)
                   and State Street Bank and Trust Company, as Senior Note Trustee

4.22               Form of Sixth Supplemental Senior Subordinated Note Indenture dated as of February 11, 2002 among the
                   Guaranteeing Subsidiary (as defined therein), the Registrant, the other Senior Subordinated Note Guarantors (as defined in the Senior Subordinated Note Indenture) and State Street Bank and Trust Company, as Senior
                   Subordinated Note Trustee

