Form 10-Q
period 2002-06-30
PEABODY ENERGY CORP
filed 2002-08-07
CIK 1064728

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended    June 30, 2002
                                 ----------------------------------------------

Commission File Number   1-16463
                        -------------------------------------------------------

                           PEABODY ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                       13-4004153
 ---------------------------------------            ---------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

 701 MARKET STREET, ST. LOUIS, MISSOURI                      63101-1826
----------------------------------------               ------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (314) 342-3400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     [X]   Yes   [ ]  No



Number of shares outstanding of each of the Registrant's classes of Common Stock, as of July 31, 2002: Common Stock, par value $0.01 per share, 52,179,904 shares outstanding.

                                      INDEX


       PART I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements                                                              Page
                                                                                                       ----

                     Unaudited Condensed Consolidated Statements of Operations for the Quarter and
                     Six Months Ended June 30, 2002 and 2001............................................2

                     Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                     December 31, 2001..................................................................3

                     Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 2002 and 2001.......................................................4

                     Notes to Unaudited Condensed Consolidated Financial Statements.....................5

            Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.........................................................................20

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................26


       PART II.   OTHER INFORMATION

            Item 1.  Legal Proceedings..................................................................27

            Item 2.  Changes in Securities and Use of Proceeds..........................................27

            Item 4.  Submission of Matters to a Vote of Security Holders................................28

            Item 6.  Exhibits and Reports on Form 8-K...................................................28

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                           PEABODY ENERGY CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Dollars in thousands, except share and per share information)



                                                          Quarter Ended                 Six Months Ended
                                                             June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                       2002             2001            2002             2001
                                                    ------------    ------------    ------------    ------------
REVENUES
   Sales                                            $    672,295    $    625,890    $  1,360,704    $  1,286,657
   Other revenues                                         30,543          31,372          52,763          55,604
                                                    ------------    ------------    ------------    ------------
     Total revenues                                      702,838         657,262       1,413,467       1,342,261
COSTS AND EXPENSES
   Operating costs and expenses                          570,957         532,446       1,141,981       1,087,873
   Depreciation, depletion and amortization               58,640          59,324         117,317         120,153
   Selling and administrative expenses                    20,777          22,526          47,060          54,878
   Gain on sale of Australian operations                      --              --              --        (171,735)
   Net gain on property and equipment disposals           (2,781)         (7,061)         (3,086)         (7,734)
                                                    ------------    ------------    ------------    ------------
OPERATING PROFIT                                          55,245          50,027         110,195         258,826
   Interest expense                                       26,038          34,533          50,941          78,773
   Interest income                                          (549)         (1,342)         (1,068)         (3,090)
                                                    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES
  AND MINORITY INTERESTS                                  29,756          16,836          60,322         183,143
   Income tax provision                                    1,448           4,264           6,033          43,271
   Minority interests                                      3,811           2,666           7,477           5,549
                                                    ------------    ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS                         24,497           9,906          46,812         134,323
   Gain from disposal of discontinued operations              --              --              --          (1,165)
                                                    ------------    ------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY ITEM                          24,497           9,906          46,812         135,488
   Extraordinary loss from early extinguishment
     of debt, net of income tax benefit of $9,203
     and $11,683, respectively                                --          27,604              --          36,149
                                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                   $     24,497    $    (17,698)   $     46,812    $     99,339
                                                    ============    ============    ============    ============
BASIC EARNINGS PER COMMON SHARE:
   Income from continuing operations                $       0.47    $       0.23    $       0.90    $       3.12
   Gain from disposal of discontinued operations              --              --              --            0.03

   Extraordinary loss from early extinguishment
     of debt                                                  --           (0.65)             --           (0.99)
                                                    ------------    ------------    ------------    ------------
   Net income (loss)                                $       0.47    $      (0.42)   $       0.90    $       2.16
                                                    ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            52,122,455      42,215,878      52,070,634      34,919,098
                                                    ============    ============    ============    ============

DILUTED EARNINGS PER COMMON SHARE:
   Income from continuing operations                $       0.45    $       0.22    $       0.87    $       3.03
   Gain from disposal of discontinued
     operations                                               --              --              --            0.03
   Extraordinary loss from early extinguishment
     of debt                                                  --           (0.62)             --           (0.96)
                                                    ------------    ------------    ------------    ------------
   Net income (loss)                                $       0.45    $      (0.40)   $       0.87    $       2.10
                                                    ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            53,859,275      44,213,833      53,767,371      35,923,594
                                                    ============    ============    ============    ============
DIVIDENDS DECLARED PER SHARE                        $       0.10    $         --    $       0.20    $         --
                                                    ============    ============    ============    ============




See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)



                                                                                           (Unaudited)
                                                                                          June 30, 2002    December 31, 2001
                                                                                          -------------    -----------------
ASSETS
Current assets
    Cash and cash equivalents                                                             $       8,815      $      38,622
    Accounts receivable, less allowance for doubtful accounts of $1,593
     at June 30, 2002 and $1,496 at December 31, 2001                                           190,112            178,076
    Materials and supplies                                                                       39,973             38,734
    Coal inventory                                                                              202,381            176,910
    Assets from coal and emission allowance trading activities                                   83,898             60,509
    Deferred income taxes                                                                        14,380             14,380
    Other current assets                                                                         26,583             20,223
                                                                                          -------------      -------------
       Total current assets                                                                     566,142            527,454
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $786,072 at June 30, 2002 and $684,557
  at December 31, 2001                                                                        4,372,592          4,337,398
Investments and other assets                                                                    277,990            286,050
                                                                                          -------------      -------------
       Total assets                                                                       $   5,216,724      $   5,150,902
                                                                                          =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current maturities of long-term debt                        $      46,520      $      46,499
    Liabilities from coal and emission allowance trading activities                              51,380             45,691
    Accounts payable and accrued expenses                                                       543,045            592,113
                                                                                          -------------      -------------
       Total current liabilities                                                                640,945            684,303
Long-term debt, less current maturities                                                       1,037,802            984,568
Deferred income taxes                                                                           577,424            564,764
Accrued reclamation and other environmental liabilities                                         433,885            438,526
Workers' compensation obligations                                                               211,268            207,720
Accrued postretirement benefit costs                                                            961,774            962,166
Obligation to industry fund                                                                      45,727             49,710
Other noncurrent liabilities                                                                    183,367            176,593
                                                                                          -------------      -------------
       Total liabilities                                                                      4,092,192          4,068,350
Minority interests                                                                               49,155             47,080
Stockholders' equity
    Preferred Stock - $0.01 per share par value; 10,000,000
       shares authorized, no shares issued or outstanding
       as of June 30, 2002 or December 31, 2001                                                      --                 --
    Series Common Stock - $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding
       as of June 30, 2002 or December 31, 2001                                                      --                 --
    Common Stock - $0.01 per share par value; 150,000,000 shares authorized,
       52,162,109 shares issued and 52,144,904 shares outstanding as of June 30, 2002 and 150,000,000 shares authorized, 52,027,451 shares
       issued and 52,010,246 shares outstanding as of December 31, 2001                             521                520
    Additional paid-in capital                                                                  954,111            951,528
    Retained earnings                                                                           152,601            116,203
    Employee stock loans                                                                         (1,468)            (2,391)
    Accumulated other comprehensive loss                                                        (30,345)           (30,345)
    Treasury shares, at cost: 17,205 shares as of June 30, 2002
       and December 31, 2001                                                                        (43)               (43)
                                                                                          -------------      -------------
        Total stockholders' equity                                                            1,075,377          1,035,472
                                                                                          -------------      -------------
          Total liabilities and stockholders' equity                                      $   5,216,724      $   5,150,902
                                                                                          =============      =============



See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                         ------------------------------
                                                                             2002              2001
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $     46,812      $     99,339
  Gain from disposal of discontinued operations                                    --            (1,165)
  Extraordinary loss from early extinguishment of debt, net of taxes               --            36,149
                                                                         ------------      ------------
     Income from continuing operations                                         46,812           134,323
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
  Depreciation, depletion and amortization                                    117,317           117,889
  Deferred income taxes                                                         3,582            45,297
  Amortization of debt discount and debt issuance costs                         5,100             7,152
  Gain on sale of Australian operations                                            --          (171,735)
  Net gain on property and equipment disposals                                 (3,086)           (7,734)
  Minority interests                                                            7,477             5,549
  Changes in current assets and liabilities:
    Sale of accounts receivable                                                    --            15,000
    Accounts receivable, net of sale                                          (10,219)          (62,086)
    Materials and supplies                                                     (1,239)            1,241
    Coal inventory                                                            (27,697)          (18,006)
    Net assets from coal and emission allowance trading activities            (17,700)           (8,324)
    Other current assets                                                       (6,115)            8,167
    Accounts payable and accrued expenses                                     (48,645)          (11,541)
  Accrued reclamation and other environmental liabilities                      (1,460)           (8,305)
  Workers' compensation obligations                                             3,548            (1,174)
  Accrued postretirement benefit costs                                           (392)              707
  Obligation to industry fund                                                  (3,983)           (3,442)
  Other, net                                                                   (2,761)          (16,134)
  Net cash used in assets sold - Australian operations                             --            (4,251)
                                                                         ------------      ------------
    Net cash provided by operating activities                                  60,539            22,593
                                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development                 (105,454)          (85,094)
Additions to advance mining royalties                                          (6,355)           (6,444)
Acquisition, net                                                              (17,712)           (7,450)
Investment in joint venture                                                      (475)               --
Proceeds from sale of Australian operations                                        --           455,000
Proceeds from property and equipment disposals                                  7,796             5,759
Proceeds from sale-leaseback transactions                                          --             6,968
Net cash provided by discontinued operations                                       --            16,938
                                                                         ------------      ------------
  Net cash provided by (used in) investing activities                        (122,200)          385,677
                                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net change under revolving lines of credit                                     67,583             8,828
Payments of long-term debt                                                    (21,377)         (889,581)
Net proceeds from initial public offering                                          --           451,832
Distributions to minority interests                                            (5,402)           (2,693)
Dividend received                                                                  --            19,916
Dividends paid                                                                (10,414)               --

Other                                                                           1,464             1,489
                                                                         ------------      ------------
     Net cash provided by (used in) financing activities                       31,854          (410,209)
                                                                         ------------      ------------
Net decrease in cash and cash equivalents                                     (29,807)           (1,939)
Cash and cash equivalents at beginning of year                                 38,622            33,094
                                                                         ------------      ------------
Cash and cash equivalents at end of period                               $      8,815      $     31,155
                                                                         ============      ============



See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the "Company") and its controlled affiliates. All significant intercompany transactions, profits and balances have been eliminated in consolidation.

         The consolidated statements of operations and cash flows for the six months ended June 30, 2001 include the results of the Company's Australian operations, which were sold in January 2001.

         The accompanying condensed consolidated financial statements as of June 30, 2002 and for the quarters and six months ended June 30, 2002 and 2001, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2001 has been derived from the Company's audited consolidated balance sheet. The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

         In July 2001, the Company changed its fiscal year-end from March 31 to December 31. This change was first effective with respect to the nine months ended December 31, 2001.

(2)      SECONDARY OFFERING

         On April 5, 2002, certain shareholders of the Company, including the Company's largest shareholder, Lehman Brothers Merchant Banking Partners II L.P. and affiliates (collectively "Lehman Brothers") sold 9,000,000 shares of common stock. Selling shareholders received all net proceeds. The Company did not sell any shares through the offering. The underwriters of the secondary offering were granted the right to purchase up to an additional 1,100,000 shares of common stock to cover over-allotments. The underwriters exercised the over-allotment option, and on May 8, 2002, purchased an additional 148,000 shares. Lehman Brothers sold, in the aggregate, 8,155,000 shares in the offering, and their beneficial ownership of the Company declined from 57% to 41%.

(3)      EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

         During the six months ended June 30, 2001, the Company used substantially all of the net proceeds from its initial public offering and the sale of its Australian operations to repay debt. The Company repaid the remaining $580.0 million in outstanding term loans under its Senior Credit Facilities and used $100.0 million to repay borrowings under the revolving credit facility that were used to repay a portion of the Company's 5% Subordinated Note. The Company also used $173.0 million of proceeds from the offering to repurchase $80.0 million in principal of the Senior Notes and $80.0 million in principal of the Senior Subordinated Notes pursuant to a tender offer. All of these debt repayments, except for $455.0 million of the term loan repayments, took place in the quarter ended June 30, 2001. The extraordinary losses of $27.6 million and $36.1 million, net of income taxes, for the quarter and six months ended June 30, 2001, respectively, represent the excess of cash paid over the carrying value of debt retired and the accelerated write-off of debt issuance costs related to the debt repaid.

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

(5)      COAL INVENTORY

         Inventories consist of the following (dollars in thousands):



                                             June 30, 2002   December 31, 2001
                                             -------------   -----------------
Raw coal                                     $      20,950     $      15,979
Work in process                                    144,525           137,808
Saleable coal                                       36,906            23,123
                                             -------------     -------------
  Total                                      $     202,381     $     176,910
                                             =============     =============


(6)      ASSETS AND LIABILITIES FROM COAL AND EMISSION ALLOWANCE TRADING
         ACTIVITIES

         Coal and emission allowance trading activities are accounted for using the fair value method, as required by Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Under such method, the derivative commodity instruments (forwards, options and swaps) with third parties are reflected at market value and are included in "Assets and liabilities from coal and emission allowance trading activities" in the consolidated balance sheets. In the absence of quoted values, financial commodity instruments are valued at fair value, considering the net present value of the underlying sales and purchase obligations and the volatility of the underlying commodity. Subsequent changes in market value are recorded as unrealized gains or losses in "Other revenues" in the period of change. Realized gains and losses on financially settled transactions are recorded as part of "Other revenues" as they occur. Physically settled transactions are recorded on a gross basis within "Sales" and "Operating costs and expenses."

         EITF Issue No. 98-10 permitted the reporting of gains or losses on energy trading contracts on a gross or net basis in the income statement. In June 2002, the EITF discussed Issue No. 02-3, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, 'Accounting for Contracts Involved in Energy Trading and Risk Management Activities,' and No. 00-17, 'Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10.'" EITF Issue No. 02-3 reexamined the issue of whether gains and losses on energy trading contracts should be reported gross or net in the income statement. In July 2002, the EITF published its consensus that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, even if settled physically. This new consensus is effective for financial statements issued for periods ending after July 15, 2002. Since the Company already reports financially settled transactions and unrealized mark-to-market gains on a net basis, this revision had no impact on those transactions. However, beginning in the quarter ending September 30, 2002, the Company's physically settled trading transactions will be recorded on a net basis as a part of "Other revenues," rather than on a gross basis within "Sales" and "Operating costs and expenses." The effect of this change on the Company's total revenues is not significant, and the change has no impact on operating profit, net income, or earnings per share.

         The fair value of the financial instruments related to coal and emission allowance trading activities as of June 30, 2002, are set forth below (dollars in thousands):



                                                       Fair Value
                                             -------------------------------
                                                 Assets         Liabilities
                                             -------------     -------------
Forward contracts                            $      74,085     $      43,086

Option contracts                                     9,813             8,294
                                             -------------     -------------
  Total                                      $      83,898     $      51,380
                                             =============     =============

         Eighty-eight percent of the contracts in the Company's trading portfolio as of June 30, 2002 were valued utilizing prices from over-the-counter market sources. The remaining 12% of the Company's contracts were valued based on over-the-counter market source prices adjusted for differences in coal quality and content, as well as contract duration.

      As of June 30, 2002, the timing of the realization of the value of the Company's trading portfolio was as follows:


 Year of                                       Percentage
Expiration                                    of Portfolio
----------                                   -------------
2002                                                    23%
2003                                                    39%
2004                                                    32%
2005                                                     5%
2006                                                     1%
                                             -------------
                                                       100%
                                             =============

         At June 30, 2002, 78% of the Company's credit exposure related to coal and emission allowance trading activities was with counterparties that are investment grade.

         The Company's coal trading operations traded 17.1 million tons and 7.8 million tons for the quarters ended June 30, 2002 and 2001, respectively, and
45.3 millions tons and 22.1 million tons for the six months ended June 30, 2002 and 2001, respectively.

(7)      EARNINGS PER SHARE

Quarter and Six Months Ended June 30, 2001

         Prior to its initial public offering in May 2001, the Company applied the "two-class method" of computing earnings per share as prescribed in SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, income or loss is allocated to preferred stock, Class A common stock and Class B common stock on a pro-rata basis. Basic and diluted earnings per share is calculated by dividing income from continuing operations, gain from disposal of discontinued operations, extraordinary loss from early extinguishment of debt and net income
(loss), respectively, that is attributed to the Company's Class A and Class B common shares by the weighted average number of common shares outstanding for each class of common stock.

         A reconciliation of income from continuing operations, gain from disposal of discontinued operations, extraordinary loss from early extinguishment of debt and net income (loss) follows (dollars in thousands):


                                                     Quarter Ended      Quarter Ended     Six Months Ended
                                                     March 31, 2001     June 30, 2001      June 30, 2001
                                                     --------------     -------------     ----------------
Income from continuing operations attributed to:
    Preferred stock                                  $      25,257      $          --      $      25,257
    Class A/B common stock                                  99,160              9,906            109,066
                                                     -------------      -------------      -------------
                                                     $     124,417      $       9,906      $     134,323
                                                     =============      =============      =============
Gain from disposal of discontinued
  operations attributed to:
    Preferred stock                                  $         236      $          --      $         236
    Class A/B common stock                                     929                 --                929
                                                     -------------      -------------      -------------
                                                     $       1,165      $          --      $       1,165
                                                     =============      =============      =============
Extraordinary loss from early extinguishment of
  debt attributed to:
    Preferred stock                                  $      (1,735)     $          --      $      (1,735)
    Class A/B common stock                                  (6,810)           (27,604)           (34,414)
                                                     -------------      -------------      -------------
                                                     $      (8,545)     $     (27,604)     $     (36,149)
                                                     =============      =============      =============
Net income (loss) attributed to:
    Preferred stock                                  $      23,758      $          --      $      23,758
    Class A/B common stock                                  93,279            (17,698)            75,581
                                                     -------------      -------------      -------------
                                                     $     117,037      $     (17,698)     $      99,339
                                                     =============      =============      =============

      In connection with the Company's initial public offering, all outstanding shares of preferred stock, Class A common stock and Class B common stock were converted into a single class of common stock on a one-for-one basis. For purposes of the weighted average share calculations for the quarter and six months ended June 30, 2001, this conversion was assumed to occur as of April 1, 2001. A reconciliation of the weighted average shares outstanding as of June 30, 2002 and 2001, respectively, follows:




                                                          Quarter Ended                      Six Months Ended
                                                             June 30,                            June 30,
                                                  -------------------------------     -------------------------------
                                                       2002              2001             2002               2001
                                                  -------------     -------------     -------------     -------------

Weighted average shares outstanding - basic          52,122,455        42,215,878        52,070,634        34,919,098
Dilutive impact of stock options                      1,736,820         1,997,955         1,696,737         1,004,496
                                                  -------------     -------------     -------------     -------------
Weighted average shares outstanding - diluted        53,859,275        44,213,833        53,767,371        35,923,594
                                                  =============     =============     =============     =============


(8)      COMPREHENSIVE INCOME

         The following table sets forth the components of comprehensive income
(loss) for the quarter and six months ended June 30, 2002 and 2001, respectively (dollars in thousands):



                                                    Quarter Ended               Six Months Ended
                                                       June 30,                     June 30,
                                                ----------------------      -----------------------
                                                 2002           2001          2002           2001
                                               ---------     ---------      ---------     ---------

Net income (loss)                              $  24,497     $ (17,698)     $  46,812     $  99,339
Reclassification adjustment resulting from
  the sale of Australian operations                   --            --             --        38,811
Minimum pension liability adjustment                  --            --             --          (862)
                                               ---------     ---------      ---------     ---------
Comprehensive income (loss)                    $  24,497     $ (17,698)     $  46,812     $ 137,288
                                               =========     =========      =========     =========


         As a result of the sale of its Australian operations, the Company recorded a reduction of the foreign currency translation adjustment account during the six months ended June 30, 2001.

(9)      SEGMENT INFORMATION

         The Company reports its operations through two reportable operating segments: "U.S. Mining" and "Trading and Brokerage." The principal business of the U.S. Mining segment is mining, preparation and sale of its steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The Trading and Brokerage segment's principal business is the marketing and trading of coal and emission allowances. "Other" consists primarily of corporate overhead not directly attributable to the U.S. Mining or Trading and Brokerage operating segments, and resource management activities.

         The U.S. Mining segment results below also include costs related to past mining activities and a portion of consolidated net gains on property disposals. Past mining activities and net gains on property disposals are discussed separately from U.S. Mining operations results in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Operating segment results for the quarters and six months ended June 30, 2002 and 2001 are as follows (dollars in thousands):

                                  Quarter Ended                  Six Months Ended
                                     June 30,                         June 30,
                           ----------------------------      ----------------------------
                              2002             2001             2002             2001
                           -----------      -----------      -----------      -----------
Revenues:
 U.S. Mining               $   604,615      $   579,037      $ 1,219,106      $ 1,157,325
 Trading and Brokerage          92,087           65,445          181,497          142,573
 Australian Operations              --               --               --           20,529
 Corporate and Other             6,136           12,780           12,864           21,834
                           -----------      -----------      -----------      -----------
  Total                    $   702,838      $   657,262      $ 1,413,467      $ 1,342,261
                           ===========      ===========      ===========      ===========
Operating Profit:
 U.S. Mining               $    55,046      $    47,326      $   123,166      $   103,718
 Trading and Brokerage          17,013            8,452           28,260           15,275
 Australian Operations              --               --               --            4,326

 Corporate and Other           (16,814)          (5,751)         (41,231)         135,507(1)
                           -----------      -----------      -----------      -----------
  Total                    $    55,245      $    50,027      $   110,195      $   258,826
                           ===========      ===========      ===========      ===========

(1) Includes the pretax gain on the sale of the Company's Australian operations of $171.7 million.

         A reconciliation of segment operating profit to consolidated income before income taxes follows (dollars in thousands):


                                          Quarter Ended                      Six Months Ended
                                             June 30,                            June 30,
                                   ------------------------------      ------------------------------
                                      2002               2001             2002               2001
                                   ------------      ------------      ------------      ------------
Total segment operating profit     $     55,245      $     50,027      $    110,195      $    258,826
   Interest expense                      26,038            34,533            50,941            78,773
   Interest income                         (549)           (1,342)           (1,068)           (3,090)
   Minority interests                     3,811             2,666             7,477             5,549
                                   ------------      ------------      ------------      ------------
Income before income taxes         $     25,945      $     14,170      $     52,845      $    177,594
                                   ============      ============      ============      ============


(10)     COMMITMENTS AND CONTINGENCIES

Environmental

      Environmental claims have been asserted against a subsidiary of the Company at 18 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

      The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in the estimation of liabilities recorded on its consolidated balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded as part of "Accrued reclamation and other environmental liabilities" were $45.9 million and $46.6 million at June 30, 2002 and December 31, 2001, respectively. This amount represents those costs that the Company believes are probable and reasonably estimable.

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

      On February 21, 2002, the Company's subsidiaries commenced a lawsuit against the Navajo Nation in the U.S. District Court for the District of Arizona seeking enforcement of an arbitration award or, alternatively, to compel arbitration pursuant to the April 1, 1998 Arbitration Agreement with the Navajo Nation. On February 22, 2002, the Company's subsidiaries filed in the U.S. District for the District of Columbia a motion for leave to file an amended answer and conditional counterclaim. The counterclaim is conditional because the Company's subsidiaries contend that the lease provisions the Navajo Nation seeks to invalidate have previously been upheld in an arbitration proceeding and are not subject to further litigation. On March 4, 2002, the Company's subsidiaries filed in the U.S. District Court for the District of Columbia a motion to transfer that case to Arizona or, alternatively, to stay the District of Columbia litigation. On March 29, 2002, the Navajo Nation filed a motion to dismiss the Arizona litigation and an alternative motion to transfer the Arizona litigation to the District of Columbia. On June 24, 2002, the U.S. District Court for the District of Columbia denied the Company's subsidiaries' motion to transfer and motion to stay. On July 15, 2002, the Company's subsidiaries filed an appeal of that decision with the District of Columbia Court of Appeals.

      While the outcome of litigation is subject to uncertainties, based on the Company's preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on the Company's financial condition or results of operations.

Salt River Project Agricultural Improvement and Power District--Price Review

      In May 1997, Salt River Project Agricultural Improvement and Power District, or Salt River, acting for all owners of the Navajo Generating Station, exercised their contractual option to review certain cumulative cost changes during a five-year period from 1992 to 1996. Peabody Western sells approximately 7 to 8 million tons of coal per year to the owners of the Navajo Generation Station under a long-term contract. In July 1999, Salt River notified Peabody Western that it believed the owners were entitled to a price decrease of $1.92 per ton as a result of the review. Salt River also claimed entitlement to a retroactive price adjustment to January 1997 and that an overbilling of $50.5 million had occurred during the same five-year period. In October 1999, Peabody Western notified Salt River that it believed it was entitled to a $2.00 per ton price increase as a result of the review. The parties were unable to settle the pricing dispute and Peabody Western filed a demand for arbitration in September 2000. The arbitration hearing was held from April 8 to April 12, 2002. On July 20, 2002, Peabody Western received a favorable decision from the arbitrators. The decision increases the price of coal by approximately $0.50 per ton from 1997 through 2001 and thereafter. The Company estimates the benefit in the second half of calendar 2002 related to prior shipments is approximately $20 million. The exact impact of the ruling on the pricing of coal sales from January 1, 2002 forward will not be determined until Salt River completes a review of the cumulative cost changes under the contract for the years 1997 through 2001.

      On February 12, 2001, in a related action, Salt River, again acting for all owners of the Navajo Generating Station, filed a lawsuit against Peabody Western in the Superior Court in Maricopa County in Arizona. This lawsuit sought to compel arbitration of issues that Peabody Western did not believe were subject to arbitration, namely, (1) the effective date of any price change resulting from the resolution of the price review arbitration discussed above and (2) the validity of Salt River's $50.5 million claim for alleged overcharges by Peabody Western for the period from 1992 through 1996 (the five-year period that was the subject of the price review). If the court declined to compel arbitration of these issues, the lawsuit alternatively requested that the court find in favor of Salt River on these issues. The Company removed this matter to the U.S. District Court for the District of Arizona.

      On October 3, 2001, the U.S. District Court issued an order that compelled arbitration with respect to the effective date of any price change and conditionally compelling arbitration with respect to the validity of Salt River's $50.5 million claim. Although we filed an appeal of this decision with the U.S. Ninth Circuit Court of Appeals, the arbitrators received testimony on these claims during the April hearing. The arbitrators' July 20, 2002 ruling rejected Salt River's $50.5 million overcharge claim and stated that the effective date of the price change resulting from the review was January 1, 1997. The Company is evaluating the impact of the arbitrators' decision on its pending appeal.

Citizens Power

      In connection with the sale of Citizens Power, the Company has indemnified the buyer from certain losses resulting from specified power contracts and guarantees. No claims have been asserted against the Company under this indemnity.

Other

      In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

      At June 30, 2002, purchase commitments for capital expenditures were approximately $117.9 million.

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



                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2002
                                 (In thousands)



                                                   Parent         Guarantor       Non-Guarantor
                                                   Company       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                -------------    -------------    -------------    -------------    -------------
Total revenues                                  $          --    $     563,211    $     149,191    $      (9,564)   $     702,838
Costs and expenses
    Operating costs and expenses                           --          465,620          114,901           (9,564)         570,957
    Depreciation, depletion and amortization               --           46,278           12,362               --           58,640
    Selling and administrative expenses                   108           16,158            4,511               --           20,777
    Net (gain) loss on property and equipment
      disposals                                            --           (2,808)              27               --           (2,781)
    Interest expense                                   34,854           24,369            4,146          (37,331)          26,038
    Interest income                                   (17,140)         (17,122)          (3,618)          37,331             (549)
                                                -------------    -------------    -------------    -------------    -------------
Income (loss) before income taxes and
  minority interests                                  (17,822)          30,716           16,862               --           29,756
    Income tax provision (benefit)                       (939)           1,636              751               --            1,448
    Minority interests                                     --               --            3,811               --            3,811
                                                -------------    -------------    -------------    -------------    -------------
Net income (loss)                               $     (16,883)   $      29,080    $      12,300    $          --    $      24,497
                                                =============    =============    =============    =============    =============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2001
                                 (In thousands)


                                                   Parent         Guarantor       Non-Guarantor
                                                   Company       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                  -----------    -------------    -------------    -------------    -------------
Total revenues                                    $        --    $     517,672    $     162,051    $     (22,461)   $     657,262
Costs and expenses
   Operating costs and expenses                            --          423,242          131,665          (22,461)         532,446
   Depreciation, depletion and amortization                --           46,398           12,926               --           59,324
   Selling and administrative expenses                    822           17,246            4,458               --           22,526
   Net (gain) loss on property and equipment
     disposals                                             --           (7,075)              14               --           (7,061)
   Interest expense                                    28,279           26,004            2,453          (22,203)          34,533
   Interest income                                    (17,129)          (6,320)             (96)          22,203           (1,342)
                                                  -----------    -------------    -------------    -------------    -------------
Income (loss) before income taxes and
  minority interests                                  (11,972)          18,177           10,631               --           16,836
   Income tax provision (benefit)                      (3,218)           4,792            2,690               --            4,264
   Minority interests                                      --               --            2,666               --            2,666
                                                  -----------    -------------    -------------    -------------    -------------
Income (loss) before extraordinary item                (8,754)          13,385            5,275               --            9,906
   Extraordinary loss from early extinguishment
      of debt, net of income taxes                     16,574           11,030               --               --           27,604
                                                  -----------    -------------    -------------    -------------    -------------
Net income (loss)                                 $   (25,328)   $       2,355    $       5,275    $          --    $     (17,698)
                                                  ===========    =============    =============    =============    =============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (In thousands)



                                                   Parent        Guarantor       Non-Guarantor
                                                  Company       Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                               -------------    -------------    -------------    -------------    -------------
Total revenues                                 $          --    $   1,121,745    $     316,877    $     (25,155)   $   1,413,467
Costs and expenses
    Operating costs and expenses                          --          918,718          248,418          (25,155)       1,141,981
    Depreciation, depletion and amortization              --           92,642           24,675               --          117,317
    Selling and administrative expenses                  269           37,594            9,197               --           47,060
    Net gain on property and equipment
      disposals                                           --           (2,988)             (98)              --           (3,086)
    Interest expense                                  68,716           48,894            7,967          (74,636)          50,941
    Interest income                                  (34,298)         (33,992)          (7,414)          74,636           (1,068)
                                               -------------    -------------    -------------    -------------    -------------
Income (loss) before income taxes and
  minority interests                                 (34,687)          60,877           34,132               --           60,322
    Income tax provision (benefit)                    (3,469)           6,089            3,413               --            6,033
    Minority interests                                    --               --            7,477               --            7,477
                                               -------------    -------------    -------------    -------------    -------------
Net income (loss)                              $     (31,218)   $      54,788    $      23,242    $          --    $      46,812
                                               =============    =============    =============    =============    =============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (In thousands)

                                                      Parent        Guarantor      Non-Guarantor
                                                     Company       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                   ------------    ------------    ------------    ------------    ------------
Total revenues                                     $         --    $  1,059,162    $    330,433    $    (47,334)   $  1,342,261
Costs and expenses
    Operating costs and expenses                             --         874,314         260,893         (47,334)      1,087,873
    Depreciation, depletion and amortization                 --          92,354          27,799              --         120,153
    Selling and administrative expenses                   3,495          41,791           9,592              --          54,878
    Gain on sale of Australian operations                    --        (171,735)             --              --        (171,735)
    Net gain on property and equipment                       --
      disposals                                              --          (7,238)           (496)             --          (7,734)
    Interest expense                                     64,325          52,891           9,362         (47,805)         78,773
    Interest income                                     (34,474)        (12,867)         (3,554)         47,805          (3,090)
                                                   ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes and
  minority interests                                    (33,346)        189,652          26,837              --         183,143
    Income tax provision (benefit)                      (18,938)         51,802          10,407              --          43,271
    Minority interests                                       --              --           5,549              --           5,549
                                                   ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations                (14,408)        137,850          10,881              --         134,323
    Gain from disposal of discontinued
      operations                                             --          (1,165)             --              --          (1,165)
                                                   ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary item                 (14,408)        139,015          10,881              --         135,488
    Extraordinary loss from early extinguishment
      of debt, net of income taxes                       25,119          11,030              --              --          36,149
                                                   ------------    ------------    ------------    ------------    ------------
Net income (loss)                                  $    (39,527)   $    127,985    $     10,881    $         --    $     99,339
                                                   ============    ============    ============    ============    ============

                           PEABODY ENERGY CORPORATION
          UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2002
                                 (In thousands)



                                                         Parent      Guarantor       Non-Guarantor
                                                        Company     Subsidiaries      Subsidiaries    Eliminations     Consolidated
                                                       ----------   -------------    -------------    -------------    ------------
ASSETS
Current assets
     Cash and cash equivalents                         $    7,087   $       1,115    $         613    $          --    $      8,815
     Accounts receivable                                      576          78,617          110,919               --         190,112
     Inventories                                               --         226,075           16,279               --         242,354
     Assets from coal and emission allowance
       trading activities                                      --          83,267              631               --          83,898
     Deferred income taxes                                     --          14,380               --               --          14,380
     Other current assets                                     210          14,020           12,353               --          26,583
                                                       ----------   -------------    -------------    -------------    ------------
       Total current assets                                 7,873         417,474          140,795               --         566,142
Property, plant, equipment and mine
  development - at cost                                        --       4,649,446          509,218               --       5,158,664
Less accumulated depreciation,
  depletion and amortization                                   --        (688,218)         (97,854)              --        (786,072)
                                                       ----------   -------------    -------------    -------------    ------------
Property, plant, equipment and
  mine development, net                                        --       3,961,228          411,364               --       4,372,592
Investments and other assets                            3,360,928         244,308           45,312       (3,372,558)        277,990
                                                       ----------   -------------    -------------    -------------    ------------
       Total assets                                    $3,368,801   $   4,623,010    $     597,471    $  (3,372,558)   $  5,216,724
                                                       ==========   =============    =============    =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Short-term borrowings and current
       maturities of long-term debt                    $       --   $      10,401    $      36,119    $          --    $     46,520
     Payables and notes payable to affiliates, net      1,469,160      (1,489,393)          20,233               --              --
     Liabilities from coal and emission allowance
       trading activities                                      --          51,380               --               --          51,380
     Accounts payable and accrued expenses                 10,833         471,633           60,579               --         543,045
                                                       ----------   -------------    -------------    -------------    ------------
       Total current liabilities                        1,479,993        (955,979)         116,931               --         640,945
Long-term debt, less current maturities                   781,543          73,650          182,609               --       1,037,802
Deferred income taxes                                          --         577,424               --               --         577,424
Other noncurrent liabilities                                1,543       1,825,235            9,243               --       1,836,021
                                                       ----------   -------------    -------------    -------------    ------------
       Total liabilities                                2,263,079       1,520,330          308,783               --       4,092,192
Minority interests                                             --              --           49,155               --          49,155
Stockholders' equity                                    1,105,722       3,102,680          239,533       (3,372,558)      1,075,377
                                                       ----------   -------------    -------------    -------------    ------------
       Total liabilities and stockholders' equity      $3,368,801   $   4,623,010    $     597,471    $  (3,372,558)   $  5,216,724
                                                       ==========   =============    =============    =============    ============

                           PEABODY ENERGY CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2001
                                 (In thousands)



                                                      Parent      Guarantor       Non-Guarantor
                                                     Company     Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                    ----------   -------------    -------------    -------------    -------------
ASSETS
Current assets
    Cash and cash equivalents                       $   28,121   $       1,018    $       9,483    $          --    $      38,622
    Accounts receivable                                    523          50,448          127,105               --          178,076
    Inventories                                             --         201,771           13,873               --          215,644
    Assets from coal and emission
      allowance trading activities                          --          60,509               --               --           60,509
    Deferred income taxes                                   --          14,380               --               --           14,380
    Other current assets                                 1,222          10,704            8,297               --           20,223
                                                    ----------   -------------    -------------    -------------    -------------
        Total current assets                            29,866         338,830          158,758               --          527,454
Property, plant, equipment and mine
    development - at cost                                   --       4,543,016          478,939               --        5,021,955
Less accumulated depreciation, depletion
    and amortization                                        --        (603,953)         (80,604)              --         (684,557)
                                                    ----------   -------------    -------------    -------------    -------------
Property, plant, equipment and mine
    development, net                                        --       3,939,063          398,335               --        4,337,398
Investments and other assets                         3,296,950         232,521           45,086       (3,288,507)         286,050
                                                    ----------   -------------    -------------    -------------    -------------
        Total assets                                $3,326,816   $   4,510,414    $     602,179    $  (3,288,507)   $   5,150,902
                                                    ==========   =============    =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current
      maturities of long-term debt                  $       --   $      10,400    $      36,099    $          --    $      46,499
    Payables and notes payable to affiliates, net    1,544,519      (1,561,645)          17,126               --               --
    Liabilities from coal and emission
      allowance trading activities                          --          45,691               --               --           45,691
    Accounts payable and accrued expenses                8,676         528,157           55,280               --          592,113
                                                    ----------   -------------    -------------    -------------    -------------
        Total current liabilities                    1,553,195        (977,397)         108,505               --          684,303
Long-term debt, less current maturities                702,623          81,186          200,759               --          984,568
Deferred income taxes                                       --         564,764               --               --          564,764
Other noncurrent liabilities                             5,181       1,820,580            8,954               --        1,834,715
                                                    ----------   -------------    -------------    -------------    -------------
        Total liabilities                            2,260,999       1,489,133          318,218               --        4,068,350
Minority interests                                          --              --           47,080               --           47,080
Stockholders' equity                                 1,065,817       3,021,281          236,881       (3,288,507)       1,035,472
                                                    ----------   -------------    -------------    -------------    -------------
        Total liabilities and stockholders'
          equity                                    $3,326,816   $   4,510,414    $     602,179    $  (3,288,507)   $   5,150,902
                                                    ==========   =============    =============    =============    =============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (In thousands)


                                                          Parent         Guarantor       Non-Guarantor
                                                          Company       Subsidiaries     Subsidiaries     Consolidated
                                                       -------------    -------------    -------------    -------------

Net cash provided by (used in) operating activities    $     (27,189)   $      23,222    $      64,506    $      60,539
                                                       -------------    -------------    -------------    -------------
Additions to property, plant, equipment and
   mine development                                               --          (69,751)         (35,703)        (105,454)
Additions to advance mining royalties                             --           (4,254)          (2,101)          (6,355)
Acquisition, net                                                  --          (17,712)              --          (17,712)
Investment in joint venture                                       --             (475)              --             (475)
Proceeds from property and equipment disposals                    --            7,077              719            7,796
                                                       -------------    -------------    -------------    -------------
Net cash used in investing activities                             --          (85,115)         (37,085)        (122,200)
                                                       -------------    -------------    -------------    -------------
Net change under revolving lines of credit                    74,599               --           (7,016)          67,583
Payments of long-term debt                                        --          (10,263)         (11,114)         (21,377)
Distributions to minority interests                               --               --           (5,402)          (5,402)
Dividends paid                                               (10,414)              --               --          (10,414)
Transactions with affiliates, net                            (59,494)          72,252          (12,758)              --
Other                                                          1,464               --               --            1,464
                                                       -------------    -------------    -------------    -------------
Net cash provided by (used in) financing activities            6,155           61,989          (36,290)          31,854
                                                       -------------    -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents         (21,034)              96           (8,869)         (29,807)
Cash and cash equivalents at beginning of period              28,121            1,019            9,482           38,622
                                                       -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period             $       7,087    $       1,115    $         613    $       8,815
                                                       =============    =============    =============    =============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (In thousands)


                                                            Parent         Guarantor       Non-Guarantor
                                                           Company        Subsidiaries     Subsidiaries     Consolidated
                                                         -------------    -------------    -------------    -------------

Net cash provided by (used in) operating activities      $     (27,697)   $      74,333    $     (24,043)   $      22,593
                                                         -------------    -------------    -------------    -------------
Additions to property, plant, equipment and
   mine development                                                 --          (50,134)         (34,960)         (85,094)
Additions to advance mining royalties                               --           (5,348)          (1,096)          (6,444)
Acquisition, net                                                    --           (7,450)              --           (7,450)
Proceeds from sale of Australian operations                         --          455,000               --          455,000
Proceeds from property and equipment disposals                      --            3,822            1,937            5,759
Proceeds from sale-leaseback transactions                           --               --            6,968            6,968
Net cash provided by (used in) discontinued operations            (384)          13,114            4,208           16,938
                                                         -------------    -------------    -------------    -------------
Net cash provided by (used in) investing activities               (384)         409,004          (22,943)         385,677
                                                         -------------    -------------    -------------    -------------
Net change under revolving line of credit                           --               --            8,828            8,828
Payments of long-term debt                                    (768,842)        (120,385)            (354)        (889,581)
Net proceeds from initial public offering                      451,832               --               --          451,832
Distributions to minority interests                                 --               --           (2,693)          (2,693)
Dividend received                                                   --           19,916               --           19,916
Transactions with affiliates, net                              344,204         (385,852)          41,648               --
Other                                                              889              600               --            1,489
                                                         -------------    -------------    -------------    -------------
Net cash provided by (used in) financing activities             28,083         (485,721)          47,429         (410,209)
                                                         -------------    -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents                 2           (2,384)             443           (1,939)
Cash and cash equivalents at beginning of period                     5           27,440            5,649           33,094
                                                         -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period               $           7    $      25,056    $       6,092    $      31,155
                                                         =============    =============    =============    =============

(12)     SUBSEQUENT EVENT

         On July 23, 2002, the Board of Directors of the Company adopted a preferred share purchase rights plan (the "Rights Plan"). In connection with the Rights Plan, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share, of the Company. The Rights dividend is payable on August 12, 2002 to the stockholders of record on that date. The description and terms of the Rights are set forth in an Agreement, dated as of July 24, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent.

         The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to any offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by the Company at a redemption price of $0.001 per Right prior to the time that a person or group has acquired beneficial ownership of fifteen percent or more of the common stock of the Company. In addition, the Board of Directors is authorized to reduce the 15% threshold to not less than 10%.

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

FACTORS AFFECTING COMPARABILITY

Sale of Australian Operations

      In December 2000, we signed a share purchase agreement for the transfer of the stock in two U.K. holding companies which, in turn, owned our Australian subsidiaries, to a subsidiary of Rio Tinto Limited. Our Australian operations consisted of interests in six coal mines, as well as mining services in Brisbane, Australia. The final sale price was $446.8 million in cash, plus the assumption of all liabilities. During the quarter ended March 31, 2001, we received $455.0 million related to the sale, which closed on January 29, 2001. We recorded a $171.7 million pretax gain on the sale.

Discontinued Operations

      In August 2000, we sold Citizens Power, our subsidiary that marketed and traded electric power and energy-related commodity risk management products, to Edison Mission Energy. We classified Citizens Power as a discontinued operation as of March 31, 2000, and recorded an estimated loss on the sale of $78.3 million, net of income taxes. During the year ended March 31, 2001, we reduced our loss on the sale by $12.9 million; $1.2 million of the loss reduction was recorded in the quarter ended March 31, 2001. These reductions of the estimated loss reflected higher estimated proceeds from the monetization of Citizens' power contracts as part of the wind-down of Citizens' operations.

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

      Sales. Sales for the quarter ended June 30, 2002 increased $46.4 million, to $672.3 million, a 7.4% increase from the prior year quarter. The sales increase was driven by pricing increases in all regions, largely due to multi-year contracts signed in 2001. Our average sales price was 4.2% higher than the prior year quarter. The average pricing increase was slightly mitigated by sales mix, as higher priced tons in the Appalachia and Midwest regions represented a lower percentage of overall sales in the current quarter compared to the prior year quarter.

      Sales volume was 48.3 million tons for the current quarter, compared to
46.8 million tons for the prior quarter, an increase of 3.2%. Higher sales volume at our trading and brokerage operations led the increase. Volumes at our Powder River Basin and Southwest operations increased slightly from prior year levels, while volume at our Appalachia and Midwest operations decreased from prior year levels due to mild weather in eight of the last ten months, which increased customer stockpiles and softened demand.

      Powder River Basin sales increased $35.7 million, mainly due to improved pricing from contracts signed in 2001, combined with slightly higher sales volume. Appalachian sales increased $5.5 million as a result of improved pricing from contracts signed in 2001, partially offset by lower volume from the suspension of the Big Mountain mine in response to soft demand. Midwest region sales decreased $16.9 million, as higher prices were offset by lower volume due to a delay in the startup of two new mines, combined with weaker demand for coal. Finally, sales from brokerage and trading activities increased $19.5 million due to a 2.0 million ton volume increase related to physically settled trading transactions, as our trading function was active in the over-the-counter market during the quarter.

      Other Revenues. Other revenues decreased $0.8 million to $30.5 million in the current quarter. Revenues from trading operations increased $10.6 million in current quarter, primarily due to mark-to-market income of $10.0 million related to a forward sale with sourcing flexibility that will settle during 2003 and 2004. This increase was largely offset by a $9.7 million decrease in coal royalty income in the current quarter, as the prior year quarter included a $9.0 million non-refundable advance royalty.

      Selling and Administrative Expenses. Selling and administrative expenses of $20.8 million were $1.7 million lower than the prior year quarter, as we reduced corporate expenses in response to difficult market conditions.

      Net Gain on Property and Equipment Disposals. Net gain on property and equipment disposals of $2.8 million was $4.3 million lower than the prior year quarter. The current quarter included a $2.4 million gain related to a rail track sale, while the prior year quarter included a $6.4 million gain on the sale of certain idle coal reserves.

      Operating Profit. Operating profit increased $5.2 million, or 10.4%, for the quarter ended June 30, 2002. The increase was driven by higher operating profit of $17.1 million from U.S. mining operations (excluding operating costs related to past mining activities and net gains on property disposals) as a result of higher prices, combined with strong cost containment efforts.

      In the west, the Powder River Basin region's operating profit increased $8.2 million as improved prices and slightly higher volume overcame higher royalty and tax expenses associated with improved prices, and higher repair and maintenance costs.

      In the east, the Appalachia region's operating profit increased $4.1 million due to strong sales price improvement and per ton mining costs that, excluding the effect of higher royalty and tax expenses associated with higher prices and the cost of the Big Mountain suspension, were lower than the prior year quarter. Operating profit in the Midwest region increased $5.6 million compared to the prior year quarter, as slightly lower sales levels were more than offset by lower fuel and maintenance and repair costs.

      Operating profit from trading and brokerage operations increased $8.6 million over the prior year quarter, primarily due to the $10.0 million trading transaction discussed above in "Other Revenues." In addition, our tons traded more than doubled from 7.8 million tons in the prior year quarter to 17.1 million tons in the current year quarter.

      Operating costs related to past mining activities were $8.8 million higher in the current quarter, primarily due to $15.3 million of excise tax refunds included in the prior year quarter, versus only $2.3 million in the current quarter.

      Operating profit was also affected by:

         - Lower coal royalty income and profit from resource management activities of $9.1 million
         - Lower selling and administrative costs of $1.7 million
         - Lower net gains on property and equipment disposals of $4.3 million

      Interest Expense. Interest expense for the quarter was $26.0 million, a $8.5 million decrease, or 24.6%, from the prior year quarter. The decrease in borrowing cost was due to the significant long-term debt repayments made since December 31, 2000. Utilizing proceeds from the sale of our Australian operations in January 2001 and our initial public offering in May 2001, we reduced long-term debt by approximately $0.8 billion from December 31, 2000 to June 30, 2002. Currently, our debt balance is approximately $1.08 billion.

      Income Taxes. For the quarter ended June 30, 2002, income tax expense was $1.4 million on income before income taxes and minority interests of $29.8 million, compared to income tax expense of $4.3 million on income before income taxes and minority interests of $16.8 million in the prior year quarter. Our effective income tax rate was 5.0% for the quarter ended June 30, 2002, which resulted from the decrease in our effective tax rate from 15.0% for the quarter ended March 31, 2002 to 10.0% for the six months ended June 30, 2002. Our consolidated tax position is impacted by available net operating loss carryforwards and the percentage depletion tax deduction, which creates an alternative minimum tax situation.

      Extraordinary Loss from Early Extinguishment of Debt. During the quarter ended June 30, 2001, we recorded an extraordinary loss of $27.6 million, net of income taxes, which represented the excess of cash paid over the carrying value of the debt retired and the write-off of debt issuance costs associated with the debt retired. During that quarter, we used the majority of the $451.8 million of net proceeds from our initial public offering to repay debt.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

      Sales. Sales for the six months ended June 30, 2002 for the U.S. operations (which represents all of our operations, except for Australian operations sold in January 2001) increased $90.1 million, to $1,360.7 million, a 7.1% increase from the prior year period. The sales increase was driven by pricing increases in all regions, largely due to multi-year contracts signed in 2001. The U.S. operations' average sales price was 3.4% higher than the prior year period. The average pricing increase was slightly mitigated by sales mix, as higher priced tons in the Appalachia and Midwest regions represented a lower percentage of overall sales in the current period compared to the prior year period.

      U.S. operations' sales volume for the six months ended June 30, 2002 was
98.1 million tons, compared to 94.7 million tons for the prior year period, an increase of 3.6%. Higher sales volume at our Powder River Basin, Southwest and trading and brokerage operations led the increase, while volume at our Appalachia and Midwest operations declined from prior year levels due to mild weather in eight of the last ten months, which increased customer stockpiles and softened demand.

      Total sales for the current year period increased $74.0 million, or 5.8%, from the prior year period. Sales from Australian operations included in the prior year period were $16.0 million, from sales volume of 1.0 million tons.

      Powder River Basin sales increased $78.1 million, due to improved pricing and slightly higher volume. Appalachian sales increased $7.7 million, as a result of improved pricing which overcame lower volume from the suspension of the Big Mountain mine in response to soft demand resulting from mild weather and a slower U.S. economy. Sales in the Southwest region increased $2.4 million as pricing and volume were slightly above prior year levels. Midwest region sales decreased $22.7 million, as higher prices were offset by lower volume due to a delay in the startup of two new mines in the region, combined with softer coal demand in the current year. Finally, sales from brokerage and trading activities increased $23.1 million due to a 3.5 million ton volume increase related to physically settled trading transactions, as our trading function was active in the over-the-counter market.

      Other Revenues. Other revenues for the six months ended June 30, 2002 decreased $2.8 million from the prior year period. U.S. operations' other revenue increased $1.7 million, as revenues from trading and brokerage operations increased $17.8 million, primarily due to improved trading results and mark-to-market income from the trading transaction discussed above in "Other Revenues." This increase was partially offset by significantly lower coal royalty revenues. Other revenues in the prior year period included a $9.0 million non-refundable advance royalty and $4.5 million of mining services revenues from our Australian operations.

      Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization expense decreased $2.8 million to $117.3 million for the six months ended June 30, 2002. Depreciation, depletion and amortization expense from Australian operations of $2.2 million was included in the six months ended June 30, 2001.

      Selling and Administrative Expenses. Selling and administrative expenses of $47.1 million for the six months ended June 30, 2002 were $7.8 million lower than the prior year period, due to the reduction of corporate expenses in response to difficult market conditions in the current year, combined with stock compensation charges recorded in the prior year period related in part to our initial public offering.

      Gain on Sale of Australian Operations. On January 29, 2001, we sold our Australian operations to Coal & Allied, a 71%-owned subsidiary of Rio Tinto Limited. The selling price was $446.8 million, plus the assumption of all liabilities. We recorded a pretax gain of $171.7 million on the sale. The gain on sale was $124.2 million after taxes, or $2.81 per diluted common share for the six months ended June 30, 2001.

      Net Gain on Property and Equipment Disposals. Net gain on property and equipment disposals of $3.1 million was $4.6 million lower than the prior year period. The current period included a $2.4 million gain related to a rail track sale, while the prior year period included a $6.4 million gain on the sale of certain idle coal reserves.

      Operating Profit. Operating profit from U.S. operations increased $27.4 million, or 33.1%, to $110.2 million for the six months ended June 30, 2002. Overall, operating profit decreased $148.6 million compared to the prior year period, which included operating profit of $4.3 million from Australian operations and the $171.7 million pretax gain on the sale of Australian operations discussed above. The increase at the U.S. operations was driven by higher operating profit of $36.0 million from mining operations (excluding operating costs related to past mining activities and net gains on property disposals) as a result of higher prices combined with strong cost containment efforts.

      In the west, the Powder River Basin region's operating profit increased $18.0 million as higher volume and improved prices overcame higher royalty and tax expenses associated with improved prices and higher repair and maintenance costs. The Southwest region's operating profit decreased $8.4 million. Two outages of its coal transportation pipeline contributed to higher costs in the current year period, and maintenance and repairs were accelerated to coincide with the outages.

      In the east, the Appalachia region's operating profit increased $17.8 million due to strong sales price improvement and per ton mining costs that, excluding the effect of higher royalty and tax expenses associated with higher prices and lower volume due to the suspension of the Big Mountain mine, were lower than the prior year six months. Operating profit in the Midwest region increased $8.6 million compared to the prior year period, as lower sales levels were more than offset by improved pricing and lower fuel and maintenance and repair costs.

      Operating profit from trading and brokerage operations increased $13.0 million over the prior year period, primarily due to the $10.0 million transaction discussed above in "Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001 - Other Revenues." In addition, our trading volume more than doubled from 22.1 million tons traded in the prior year period to 45.3 million tons traded in the six months ended June 30, 2002.

      Operating costs related to past mining activities were $13.5 million higher in the six months ended June 30, 2002, primarily due to $15.3 million of excise tax refunds included in the prior year period, versus only $5.5 million in the current year. In addition, the current year period includes higher closed and suspended mine costs and workers' compensation charges.

      U.S. operations' operating profit was also affected by:

         - Lower coal royalty income and profit from resource management activities of $12.7 million
         -  Lower selling and administrative costs of $7.8 million
         -  Lower net gains on property and equipment disposals of $4.6 million

      Interest Expense. Interest expense for the six months ended June 30, 2002 was $50.9 million, a decrease of $27.8 million, or 35.3%, from the prior year period. The decrease in borrowing cost was due to the significant long-term debt repayments made since December 31, 2000. Utilizing proceeds from the sale of our Australian operations and our initial public offering in May 2001, we reduced long-term debt by approximately $0.8 billion from December 31, 2000 to June 30, 2002. Currently, our debt balance is approximately $1.08 billion.

      Interest Income. Interest income decreased $2.0 million, to $1.1 million, for the six months ended June 30, 2002. The prior year period included interest earned on cash received from the sale of our Australian operations in January 2001.

      Income Taxes. For the six months ended June 30, 2002, income tax expense was $6.0 million on income before income taxes and minority interests of $60.3 million, compared to income tax expense of $43.3 million on income before income taxes and minority interests of $183.1 million in the prior year period. Our effective income tax rate was 10.0% for the six months ended June 30, 2002. Our consolidated tax position is impacted by available net operating loss carryforwards and the percentage depletion tax deduction, which creates an alternative minimum tax situation, and in the prior year by the sale of our Australian operations.

      Gain from Disposal of Discontinued Operations. During the six months ended June 30, 2001, we reduced our loss on the sale of Citizens Power by $1.2 million.

      Extraordinary Loss from Early Extinguishment of Debt. During the six months ended June 30, 2001, we repaid debt using proceeds from the sale of our Australian operations and our initial public offering. We recorded an extraordinary loss of $36.1 million, net of income taxes, which represented the excess of cash paid over the carrying value of the debt retired and the write-off of debt issuance costs associated with the debt retired.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $60.5 million for the six months ended June 30, 2002, an increase of $37.9 million from the prior year period. Current year income from continuing operations, excluding the after-tax effect of the gain on sale of Australian operations, was $36.7 million higher than the prior year period. Working capital cash usages were $21.1 million higher in the current year period due primarily to soft market conditions, but were partially offset by lower reclamation and workers' compensation spending in the current year period. Cash flow in the prior year six months benefited from $15.0 million of proceeds received related to the expansion of our accounts receivable securitization program and contained $4.3 million of cash used related to Australian operations that were sold in January 2001.

      Net cash used in investing activities was $122.2 million for the six months ended June 30, 2002, compared to cash provided by investing activities of $385.7 million in the prior year period. The prior year period included $455.0 million of proceeds from the sale of our Australian operations, and $16.9 million of proceeds related to the sale of Citizens Power. Capital expenditures increased $20.4 million, to $105.5 million, in the current year period. These capital expenditures were primarily for the replacement of mining equipment, the expansion of capacity at certain mines and projects to improve the efficiency of mining operations.

      Net cash provided by financing activities was $31.9 million for the six months ended June 30, 2002, compared with cash used in financing activities of $410.2 million in the prior year period. The prior year includes $451.8 million of net proceeds from our initial public offering. Debt repayments were $868.2 million higher in the prior year period, principally as a result of the usage of proceeds received from the sale of our Australian operations and our initial public offering to repay debt. In the current year, we have higher net revolving line of credit borrowings of $58.8 million. The prior year period also included a $19.9 million dividend received from our Australian operations. In addition, we paid dividends to our shareholders of $10.4 million in the current year period.

      As of June 30, 2002, our total indebtedness consisted of the following (dollars in thousands):


9.625% Senior Subordinated Notes ("Senior Subordinated Notes") due 2008                  $  391,440
8.875% Senior Notes ("Senior Notes") due 2008                                               316,456
5.0% Subordinated Note                                                                       82,757
Senior unsecured notes under various agreements                                              83,571
Unsecured revolving credit agreement                                                         89,774
Revolving Credit Facility under Senior Credit Facility                                       74,600
Other                                                                                        45,724
                                                                                         ----------
                                                                                         $1,084,322
                                                                                         ==========

      As of June 30, 2002, our revolving credit and letter of credit borrowing facilities included the $480.0 million Revolving Credit Facility under our Senior Credit Facility and Black Beauty's $120.0 million revolving credit facility. The Revolving Credit Facility has a borrowing sub-limit of $350.0 million and a letter of credit sub-limit of $330.0 million. Together, these facilities total $600.0 million, and have a total of $470.0 million available for borrowing.

      As of June 30, 2002, outstanding borrowings under the Revolving Credit Facility were $74.6 million. Black Beauty's revolving credit facility borrowings totaled $89.8 million. We were in compliance with the restrictive covenants of all of our and our subsidiaries' debt agreements as of June 30, 2002.

      In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. The securitization program is currently scheduled to expire in 2007. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No. 140) the securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit was $140.0 million as of June 30, 2002 and December 31, 2001.

      We have designated interest rate swaps with notional amounts totaling $150.0 million as a fair value hedge of our Senior Notes. Under the swaps, we pay a floating rate based upon the six-month LIBOR rate for a period of seven years ending May 15, 2008. The applicable rate was 6.07% as of June 30, 2002. We realized interest savings of $2.1 million during the six months ended June 30, 2002.

      We had $117.9 million of commitments for capital expenditures at June 30, 2002, that are primarily related to acquiring additional coal reserves and mining equipment in 2002. Total capital expenditures for calendar year 2002 are expected to range from $180 million to $200 million, and have been and will be primarily used to acquire additional low sulfur coal reserves, develop existing reserves, replace or add equipment and fund cost reduction initiatives. We anticipate funding these capital expenditures primarily through operating cash flow. We believe the risk of generating lower than anticipated operating cash flow in 2002 is reduced by our high level of sales commitments (99% of 2002 planned production) and lower borrowing costs as a result of our significant debt reductions.

OTHER

      Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002 (effective January 1, 2003 for the Company). We are currently assessing the impact of this new Statement.

      In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 addresses Accounting for Asset Retirement Obligations." SFAS No. 145 requires that gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In addition, SFAS No. 145 requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement is effective for fiscal years beginning after May 15, 2002 (effective January 1, 2003 for the Company). We are currently assessing the impact of this new Statement.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

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

      We perform a value at risk analysis on our trading portfolio, which includes over-the-counter and brokerage trading of coal and emission allowances. Our value at risk model is based on the industry standard risk-metrics variance/co-variance approach. This captures our exposure related to both option and forward positions. Our value at risk model assumes a fifteen-day holding period and a 95% one-tailed confidence interval.

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

      During the six months ended June 30, 2002, the low, high and average values at risk for our coal trading portfolio were $0.3 million, $3.9 million and $1.8 million, respectively. Our emission allowance value at risk averaged $0.1 million during the six months ended June 30, 2002, and did not exceed $0.2 million during that period. Sixty-two percent of the value of our trading portfolio will be realized by the end of calendar 2003, and ninety-four percent of the value of our trading portfolio will be realized by the end of calendar 2004.

      We also monitor other types of risk associated with our coal and emission allowance trading activities, including market liquidity, counterparty nonperformance and position valuation.

Non-trading Activities

      We manage our commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We currently have sales commitments for 99% of our planned calendar 2002 production.

      Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. We, through our suppliers, utilize forward contracts to manage the exposure related to this volatility.

      We have exposure to changes in interest rates due to our existing level of indebtedness. As of June 30, 2002, after taking into consideration the effects of interest rate swaps, we had $725.6 million of fixed-rate borrowings and $358.7 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $3.6 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $37.9 million decrease in the fair value of these borrowings.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Navajo Nation

      See Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings brought against us by the Navajo Nation and Hopi Tribe.

Salt River Project Agricultural Improvement and Power District-Price Review

      See Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal and arbitration proceedings involving the Salt River Project Agricultural Improvement and Power District.

Department of Justice

      During 2001, along with other coal producers in the Powder River Basin in Wyoming, we received a request for information from the U.S. Department of Justice regarding an alleged agreement to restrict production of coal from this region. In June 2002, we received notification from the U.S. Department of Justice that it had closed that investigation.

Kentuckians for the Commonwealth v. Rivenburgh

      On May 8, 2002, the U.S. District Court for the Southern District of West Virginia issued an injunction against the U.S. Army Corps of Engineers from issuing any new Section 404 Clean Water Act permits that involved the placement of fill without a primary constructive purpose for the fill. On June 17, 2002, the Court denied a motion for a stay that was filed by a coal association and the federal government. On July 3, 2002, the defendants filed an appeal with the Fourth Circuit Court of Appeals. Unless this decision is reversed, it may affect our subsidiaries' ability to extend the life of their preparation plants or open new mines in the future.

      While the outcome of litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition or results of operations.

West Virginia Flooding Litigation

      Three of our subsidiaries have been named in four separate complaints filed in Boone, Kanawha and Wyoming Counties, West Virginia. These cases collectively include 622 plaintiffs who are seeking damages for property damage and personal injuries arising out of flooding that occurred in southern West Virginia in July of 2001. The plaintiffs have sued coal, timber, railroad and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court has ruled that these four cases, along with over 10 additional flood damage cases not involving our subsidiaries, be handled pursuant to the Court's Mass Litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges. They will, among other things, determine whether the individual cases should be consolidated or returned to their original circuit courts.

      While the outcome of litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Please see Note 12 to the accompanying unaudited condensed consolidated financial statements relating to the recent adoption by our Board of Directors of a preferred share purchase rights plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Stockholders was held on May 3, 2002. The following persons were elected to serve as directors for terms expiring in 2005 and received the number of votes set forth opposite their respective names:


                                               For                    Withheld
                                             ----------               ---------
Roger H. Goodspeed                           43,904,427               2,672,505

Felix Herlihy                                43,903,377               2,673,555

James R. Schlesinger, PhD                    46,381,812                 195,120

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     See Exhibit Index at page 30 of this report.


(b)  Reports on Form 8-K

     On April 9, 2002, we filed a Form 8-K under Item 5, Other Events, announcing a secondary offering of 9,000,000 shares of common stock by certain shareholders of the Company.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      PEABODY ENERGY CORPORATION

Date: August 7, 2002        By:                 RICHARD A. NAVARRE
                                ------------------------------------------------
                                                Richard A. Navarre
                            Executive Vice President and Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX


The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


      EXHIBIT
      NUMBER      DESCRIPTION
      ------      -----------

        3.1       Third Amended and Restated Certificate of Incorporation of the
                  Company (Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement No. 333-55412).

        3.2 Amended and restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Form S-1
                  Registration Statement No. 333-55412).

        3.3       Certificate of Designations of Series A Junior Participating
                  Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on July 24, 2002. (Incorporated herein by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form 8-A, filed on July 24, 2002.)

        4.1       Rights Agreement, dated as of July 24, 2002, between the
                  Company and EquiServe Trust Company, N.A., as Rights Agent
                  (which includes the form of Certificate of Designations of Series A Junior Preferred Stock of the Company as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C).
                  (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, filed on July
                  24, 2002.)

       99.1*      Certification of the June 30, 2002 Quarterly Report on Form
                  10-Q by Peabody Energy Corporation's Chief Executive Officer

       99.2*      Certification of the June 30, 2002 Quarterly Report on Form
                  10-Q by Peabody Energy Corporation's Executive Vice President and Chief Financial Officer


* Filed herewith.