Form 10-Q
period 2002-09-30
PEABODY ENERGY CORP
filed 2002-11-14
CIK 1064728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended     September 30, 2002
                                 -----------------------------------------------
Commission File Number    1-16463
                        --------------------------------------------------------

                           PEABODY ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             13-4004153
-------------------------------                        -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    701 MARKET STREET, ST. LOUIS, MISSOURI                     63101-1826
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

                                 (314) 342-3400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of October 31, 2002: Common Stock, par value $0.01 per share, 52,311,855 shares outstanding.

                                      INDEX


       PART I.    FINANCIAL INFORMATION

            Item 1.  Financial Statements                                                              Page
                                                                                                      -------
                     Unaudited Condensed Consolidated Statements of Operations for the Quarter and
                     Nine Months Ended September 30, 2002 and 2001......................................2

                     Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
                     December 31, 2001..................................................................3

                     Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
                     Ended September 30, 2002 and 2001..................................................4

                     Notes to Unaudited Condensed Consolidated Financial Statements.....................5

            Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.........................................................................22

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................29

            Item 4.  Controls and Procedures............................................................29

       PART II.   OTHER INFORMATION

            Item 1.  Legal Proceedings..................................................................30

            Item 2.  Changes in Securities and Use of Proceeds..........................................31

            Item 5.  Other Information..................................................................31

            Item 6.  Exhibits and Reports on Form 8-K...................................................31

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           PEABODY ENERGY CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Dollars in thousands, except share and per share information)


                                                                    Quarter Ended                Nine Months Ended
                                                                    September 30,                  September 30,
                                                                 2002            2001           2002             2001
                                                             ------------    ------------    ------------    ------------
REVENUES
     Sales                                                   $    688,967    $    630,988    $  1,967,541    $  1,880,804
     Other revenues                                                25,644          24,581          79,776          82,300
                                                             ------------    ------------    ------------    ------------
        Total revenues                                            714,611         655,569       2,047,317       1,963,104
COSTS AND EXPENSES
     Operating costs and expenses                                 579,449         538,782       1,640,670       1,591,928
     Depreciation, depletion and amortization                      59,099          56,748         176,415         176,908
     Selling and administrative expenses                           25,132          25,579          72,193          80,456
     Gain on sale of Peabody Resources Limited operations              --              --              --        (171,735)
     Net gain on property and equipment disposals                    (389)         (1,846)         (3,475)         (9,583)
                                                             ------------    ------------    ------------    ------------
OPERATING PROFIT                                                   51,320          36,306         161,514         295,130
     Interest expense                                              25,813          28,853          76,754         107,627
     Interest income                                               (5,535)           (179)         (6,603)         (3,269)
                                                             ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES
    AND MINORITY INTERESTS                                         31,042           7,632          91,363         190,772
     Income tax provision (benefit)                                (1,465)            997           4,568          44,265
     Minority interests                                             3,471           2,575          10,948           8,124
                                                             ------------    ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS                                  29,036           4,060          75,847         138,383
     Gain from disposal of discontinued operations                     --              --              --          (1,165)
                                                             ------------    ------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY ITEM                                   29,036           4,060          75,847         139,548
     Extraordinary loss from early extinguishment of debt,
        net of income tax benefit of $11,683                           --              --              --          36,149
                                                             ------------    ------------    ------------    ------------
NET INCOME                                                   $     29,036    $      4,060    $     75,847    $    103,399
                                                             ============    ============    ============    ============
BASIC EARNINGS PER COMMON SHARE:
     Income from continuing operations                       $       0.56    $       0.08    $       1.46    $       2.78
     Gain from disposal of discontinued operations                     --              --              --            0.02
     Extraordinary loss from early extinguishment of debt              --              --              --           (0.84)
                                                             ------------    ------------    ------------    ------------
     Net income                                              $       0.56    $       0.08    $       1.46    $       1.96
                                                             ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     52,176,646      51,943,624      52,106,359      40,656,306
                                                             ============    ============    ============    ============

DILUTED EARNINGS PER COMMON SHARE:
     Income from continuing operations                       $       0.54    $       0.08    $       1.41    $       2.70
     Gain from disposal of discontinued operations                     --              --              --            0.02
     Extraordinary loss from early extinguishment of debt              --              --              --           (0.82)
                                                             ------------    ------------    ------------    ------------
     Net income                                              $       0.54    $       0.08    $       1.41    $       1.90
                                                             ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     53,649,383      53,653,950      53,777,145      41,869,607
                                                             ============    ============    ============    ============
DIVIDENDS DECLARED PER SHARE                                 $       0.10    $       0.10    $       0.30    $       0.10
                                                             ============    ============    ============    ============



           See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)


                                                                                      (Unaudited)
                                                                                    September 30, 2002   December 31, 2001
                                                                                    ------------------   -----------------
ASSETS
Current assets
      Cash and cash equivalents                                                      $       15,880        $       38,622
      Accounts receivable, less allowance for doubtful accounts of $1,614
         at September 30, 2002 and $1,496 at December 31, 2001                              165,484               178,076
      Materials and supplies                                                                 39,061                38,734
      Coal inventory                                                                        192,182               176,910
      Assets from coal and emission allowance trading activities                             74,982                60,509
      Deferred income taxes                                                                  14,631                14,380
      Other current assets                                                                   27,375                20,223
                                                                                     --------------        --------------
           Total current assets                                                             529,595               527,454
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $831,367 at September 30, 2002
   and $684,557 at December 31, 2001                                                      4,380,386             4,337,398
Investments and other assets                                                                293,646               286,050
                                                                                     --------------        --------------
           Total assets                                                              $    5,203,627        $    5,150,902
                                                                                     ==============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Short-term borrowings and current maturities of long-term debt                 $       50,566        $       46,499
      Liabilities from coal and emission allowance trading activities                        43,825                45,691
      Accounts payable and accrued expenses                                                 571,933               592,113
                                                                                     --------------        --------------
           Total current liabilities                                                        666,324               684,303
Long-term debt, less current maturities                                                     997,278               984,568
Deferred income taxes                                                                       580,409               564,764
Accrued reclamation and other environmental liabilities                                     432,411               438,526
Workers' compensation obligations                                                           209,989               207,720
Accrued postretirement benefit costs                                                        962,029               962,166
Obligation to industry fund                                                                  44,386                49,710
Other noncurrent liabilities                                                                173,818               176,593
                                                                                     --------------        --------------
           Total liabilities                                                              4,066,644             4,068,350
Minority interests                                                                           36,709                47,080
Stockholders' equity
      Preferred Stock - $0.01 per share par value; 10,000,000
           shares authorized, no shares issued or outstanding
           as of September 30, 2002 or December 31, 2001                                         --                    --
      Series Common Stock - $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding
           as of September 30, 2002 or December 31, 2001                                         --                    --
      Common Stock - $0.01 per share par value; 150,000,000 shares authorized,
           52,210,938 shares issued and 52,193,733 shares outstanding as of
           September 30, 2002 and 150,000,000 shares authorized, 52,027,451
           shares issued and 52,010,246 shares outstanding as of December 31, 2001              522                   520
      Additional paid-in capital                                                            954,853               951,528
      Retained earnings                                                                     176,418               116,203
      Employee stock loans                                                                   (1,129)               (2,391)
      Accumulated other comprehensive loss                                                  (30,347)              (30,345)
      Treasury shares, at cost: 17,205 shares as of September 30, 2002
         and December 31, 2001                                                                  (43)                  (43)
                                                                                     --------------        --------------
           Total stockholders' equity                                                     1,100,274             1,035,472
                                                                                     --------------        --------------
                Total liabilities and stockholders' equity                           $    5,203,627        $    5,150,902
                                                                                     ==============        ==============


           See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                      --------------------------------
                                                                                          2002               2001
                                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $     75,847        $    103,399
    Gain from disposal of discontinued operations                                               --              (1,165)
    Extraordinary loss from early extinguishment of debt, net of taxes                          --              36,149
                                                                                      ------------        ------------
         Income from continuing operations                                                  75,847             138,383
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
    Depreciation, depletion and amortization                                               176,415             174,644
    Deferred income taxes                                                                    2,741              46,294
    Amortization of debt discount and debt issuance costs                                    7,400               9,951
    Gain on sale of Peabody Resources Limited operations                                        --            (171,735)
    Net gain on property and equipment disposals                                            (3,475)             (9,583)
    Minority interests                                                                      10,948               8,124
    Changes in current assets and liabilities, net of acquisitions:
     Sale of accounts receivable                                                                --              15,000
     Accounts receivable, net of sale                                                       13,121             (76,529)
     Materials and supplies                                                                   (327)              2,604
     Coal inventory                                                                        (14,101)            (14,708)
     Net assets from coal and emission allowance trading activities                        (16,339)            (11,381)
     Other current assets                                                                   (3,956)              8,966
     Accounts payable and accrued expenses                                                 (24,309)             31,260
    Accrued reclamation and other environmental liabilities                                 (4,075)            (10,846)
    Workers' compensation obligations                                                         (331)             (2,106)
    Accrued postretirement benefit costs                                                      (137)                944
    Obligation to industry fund                                                             (5,866)             (3,356)
    Other, net                                                                              (4,962)            (21,962)
    Net cash used in assets sold - Peabody Resources Limited operations                         --              (4,251)
                                                                                      ------------        ------------
     Net cash provided by operating activities                                             208,594             109,713
                                                                                      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development                              (161,332)           (166,096)
Additions to advance mining royalties                                                       (8,052)             (8,306)
Acquisitions, net                                                                          (46,012)             (7,450)
Proceeds from sale of Peabody Resources Limited operations                                      --             455,000
Proceeds from property and equipment disposals                                              16,521               8,924
Proceeds from sale-leaseback transactions                                                       --               6,968
Net cash provided by discontinued operations                                                    --              16,938
                                                                                      ------------        ------------
    Net cash provided by (used in) investing activities                                   (198,875)            305,978
                                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change under revolving lines of credit                                                   6,492              21,183
Proceeds from long-term debt                                                                    --               7,024
Payments of long-term debt                                                                 (17,976)           (894,412)
Net proceeds from initial public offering                                                       --             449,832
Distributions to minority interests                                                         (7,868)             (4,404)
Dividend received                                                                               --              19,916
Dividends paid                                                                             (15,632)             (5,194)
Other                                                                                        2,501               1,489
                                                                                      ------------        ------------
     Net cash used in financing activities                                                 (32,483)           (404,566)
                                                                                      ------------        ------------
Effect of exchange rate changes on cash and cash equivalents                                    22                  --
Net increase (decrease) in cash and cash equivalents                                       (22,742)             11,125
Cash and cash equivalents at beginning of year                                              38,622              33,094
                                                                                      ------------        ------------
Cash and cash equivalents at end of period                                            $     15,880        $     44,219
                                                                                      ============        ============


           See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

(1)   BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the "Company") and its controlled affiliates. All significant intercompany transactions, profits and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation.

      The consolidated statements of operations and cash flows for the nine months ended September 30, 2001 include the results of the operations of Peabody Resources Limited, located in Australia, which were sold in January 2001.

      The accompanying condensed consolidated financial statements as of September 30, 2002 and for the quarters and nine months ended September 30, 2002 and 2001, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2001 has been derived from the Company's audited consolidated balance sheet. The results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

      In July 2001, the Company changed its fiscal year-end from March 31 to December 31. This change was first effective with respect to the nine months ended December 31, 2001.

(2)   ACQUISITIONS

Allied Queensland Coalfields Party Limited

      On August 22, 2002, the Company purchased Allied Queensland Coalfields Party Limited ("AQC") and its controlled affiliates from Mirant Corporation for $21.2 million. As a result of the acquisition, the Company now controls the 1.3 million metric tonne per year Wilkie Creek Coal Mine and 680 million metric tonnes of in-place coal resources in Queensland, Australia. The acquisition was accounted for as a purchase, and the results of AQC's operations are included in the Company's Australian Mining Operations segment.

Arclar Company, LLC

      On September 16, 2002, the Company purchased a 25% interest in Arclar Company, LLC ("Arclar"), for $14.9 million. The Company's 81.7%-owned Black Beauty Coal Company subsidiary owns the remaining 75% of Arclar. Arclar owns the Willow Lake and Cottage Grove mines in Southern Illinois and more than 50 million tons of coal reserves. With the Arclar purchase, the Company also acquired controlling interest of an entity that resulted in the consolidation of $12.5 million of long-term debt and related assets. The acquisition was accounted for as a purchase.

Beaver Dam

      On June 26, 2002, the Company purchased Beaver Dam Coal Company, located in Western Kentucky, for $17.7 million. Through the acquisition, the Company obtained ownership of more than 100 million tons of coal reserves and 22,000 surface acres. The acquisition was accounted for as a purchase.

      The results of operations for each of these entities are included in the Company's consolidated results of operations from the effective date of each acquisition. Had the acquired entities' results of operations been included in the Company's results of operations since January 1, 2002, there would have been no material effect on the Company's consolidated statement of operations, financial condition or cash flows.

(3)   SECONDARY OFFERING

      On April 5, 2002, certain shareholders of the Company, including the Company's largest shareholder, Lehman Brothers Merchant Banking Partners II L.P. and affiliates (collectively "Lehman Brothers") sold 9,000,000 shares of common stock. Selling shareholders received all net proceeds. The Company did not sell any shares through the offering.

The underwriters of the secondary offering were granted the right to purchase up to an additional 1,100,000 shares of common stock to cover over-allotments. The underwriters exercised the over-allotment option, and on May 8, 2002, purchased an additional 148,000 shares. Lehman Brothers sold, in the aggregate, 8,155,000 shares in the offering, and their beneficial ownership of the Company's outstanding common stock declined from 57% to 41% immediately following the offering.

(4)   PREFERRED SHARE PURCHASE RIGHTS PLAN

      On July 23, 2002, the Board of Directors of the Company adopted a preferred share purchase rights plan (the "Rights Plan"). In connection with the Rights Plan, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share, of the Company. The Rights dividend was payable on August 12, 2002 to the stockholders of record on that date. The description and terms of the Rights are set forth in an Agreement, dated as of July 24, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent.

      The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors, except pursuant to any offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by the Company at a redemption price of $0.001 per Right prior to the time that a person or group has acquired beneficial ownership of 15% or more of the common stock of the Company. In addition, the Board of Directors is authorized to reduce the 15% threshold to not less than 10%.

 (5)  EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

      During the nine months ended September 30, 2001, the Company used substantially all of the net proceeds from its initial public offering and the sale of its Peabody Resources Limited operations to repay debt. The Company repaid the remaining $580.0 million in outstanding term loans under its Senior Credit Facilities and used $100.0 million to repay borrowings under the revolving credit facility that were used to repay a portion of the Company's 5% Subordinated Note. The Company also used $173.0 million of proceeds from the offering to repurchase $80.0 million in principal of the Senior Notes and $80.0 million in principal of the Senior Subordinated Notes pursuant to a tender offer. All of these debt repayments, except for $455.0 million of the term loan repayments, took place in the quarter ended June 30, 2001. The extraordinary loss of $36.1 million, net of income taxes, for the nine months ended September 30, 2001, represents the excess of cash paid over the carrying value of debt retired and the accelerated write-off of debt issuance costs related to the debt repaid.

(6)   ADOPTION OF NEW ACCOUNTING STANDARDS

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

(7)   COAL INVENTORY

Inventories consist of the following (dollars in thousands):


                                                    September 30,       December 31,
                                                        2002                 2001
                                                    -------------       -------------
Raw coal                                            $      19,732       $      15,979
Work in process                                           140,579             137,808
Saleable coal                                              31,871              23,123
                                                    -------------       -------------
    Total                                           $     192,182       $     176,910
                                                    =============       =============

(8)   ASSETS AND LIABILITIES FROM COAL AND EMISSION ALLOWANCE TRADING ACTIVITIES

      For periods covered by this report, coal and emission allowance trading activities are accounted for using the fair value method, as required by Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Under such method, the derivative commodity instruments (forwards, options and swaps) with third parties are reflected at market value and are included in "Assets and liabilities from coal and emission allowance trading activities" in the consolidated balance sheets. In the absence of quoted values, financial commodity instruments are valued at fair value, considering the net present value of the underlying sales and purchase obligations and the volatility of the underlying commodity. Subsequent changes in market value are recorded as unrealized gains or losses in "Other revenues" in the period of change. Realized gains and losses on financially settled transactions are recorded as part of "Other revenues" as they occur.

      On October 25, 2002, the EITF rescinded EITF Issue No. 98-10. The rescission is effective for all energy trading contracts entered into after October 25, 2002. As a result of the rescission, energy trading contracts will be evaluated under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The rescission is effective January 1, 2003 for contracts entered into prior to October 25, 2002. Accordingly, the effect of this rescission on energy trading contracts entered into prior to October 25, 2002 will be recorded as a cumulative effect of a change in accounting principle in January 2003.

      The accounting changes required by the ruling are anticipated to primarily affect the timing of the recognition of income or loss in earnings and not change the underlying economics or cash flows of transactions entered into by the Company's trading operations. The Company does not anticipate that the rescission of EITF Issue No. 98-10 will have a material effect on its results of operations in 2002 for transactions entered into after October 25, 2002. The Company is currently assessing the impact of this rescission on transactions entered into prior to October 25, 2002.

      EITF Issue No. 98-10 previously permitted the reporting of gains or losses on energy trading contracts on a gross or net basis in the statement of operations. In June 2002, the EITF discussed Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 02-3 reexamined the issue of whether gains and losses on energy trading contracts should be reported gross or net in the statement of operations. In July 2002, the EITF published its consensus that all mark-to-market gains and losses on energy trading contracts should be shown net in the statement of operations, even if settled physically. This new consensus was effective for financial statements issued for periods ending after July 15, 2002 and requires reclassification of amounts in all prior periods presented. Since the Company already reports financially settled transactions and unrealized mark-to-market gains on a net basis, this revision had no impact on those transactions. However, beginning in the quarter ended September 30, 2002, the Company's physically settled trading transactions were recorded on a net basis as a part of "Other revenues," rather than on a gross basis within "Sales" and "Operating costs and expenses." This accounting change had no effect on operating profit or net income.

      For the quarter and nine months ended September 30, 2002, the Company had physically settled coal trades of 3.6 million tons and 10.5 million tons, respectively. In the corresponding prior periods, physical settlements were 2.4 million and 5.6 million tons, respectively. As a result of adopting EITF Issue No. 02-3, revenues and operating costs were reduced by $40.5 million and $121.3 million for the quarter and nine months ended September 30, 2002, respectively, and $26.7 million and $61.5 million for the corresponding prior periods.

      The fair value of the financial instruments related to coal and emission allowance trading activities as of September 30, 2002, are set forth below (dollars in thousands):

                                                       Fair Value
                                               -----------------------------
                                                 Assets          Liabilities
                                               -----------       -----------
Forward contracts                              $    64,313       $    39,302
Option contracts                                    10,669             4,523
                                               -----------       -----------
    Total                                      $    74,982       $    43,825
                                               ===========       ===========

      Eighty-six percent of the contracts in the Company's trading portfolio as of September 30, 2002 were valued utilizing prices from over-the-counter market sources. The remaining 14% of the Company's contracts were valued based on over-the-counter market source prices adjusted for differences in coal quality and content, as well as contract duration.

      As of September 30, 2002, the timing of the realization of the value of the Company's trading portfolio was as follows:


  Year of                Percentage
Expiration               of portfolio
----------               ------------
    2002                          12%
    2003                          43%
    2004                          39%
    2005                           5%
    2006                           1%
                         -----------
                                 100%
                         ===========

      At September 30, 2002, 67% of the Company's credit exposure related to coal and emission allowance trading activities was with counterparties that are investment grade.

      The Company's coal trading operations traded 10.5 million tons and 13.8 million tons for the quarters ended September 30, 2002 and 2001, respectively, and 55.8 millions tons and 35.9 million tons for the nine months ended September 30, 2002 and 2001, respectively.

(9)   EARNINGS PER SHARE

Quarter and Nine Months Ended September 30, 2001

      Prior to its initial public offering in May 2001, the Company applied the "two-class method" of computing earnings per share as prescribed in SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, income or loss was allocated to preferred stock, Class A common stock and Class B common stock on a pro-rata basis. Basic and diluted earnings per share is calculated by dividing income from continuing operations, gain from disposal of discontinued operations, extraordinary loss from early extinguishment of debt and net income
(loss), respectively, that was attributed to the Company's Class A and Class B common shares by the weighted average number of common shares outstanding for each class of common stock.

      A reconciliation of income from continuing operations, gain from disposal of discontinued operations, extraordinary loss from early extinguishment of debt and net income (loss) follows (dollars in thousands):


                                                   Quarter Ended      Quarter Ended    Quarter Ended     Nine Months Ended
                                                   March 31, 2001     June 30, 2001  September 30, 2001  September 30, 2001
                                                   --------------     -------------  ------------------  ------------------
Income from continuing operations attributed to:
       Preferred stock                              $      25,257     $          --     $          --        $      25,257
       Class A/B common stock                              99,160             9,906             4,060              113,126
                                                    -------------     -------------     -------------        -------------
                                                    $     124,417     $       9,906     $       4,060        $     138,383
                                                    =============     =============     =============        =============
Gain from disposal of discontinued
  operations attributed to:
       Preferred stock                              $         236     $          --     $          --        $         236
       Class A/B common stock                                 929                --                --                  929
                                                    -------------     -------------     -------------        -------------
                                                    $       1,165     $          --     $          --        $       1,165
                                                    =============     =============     =============        =============
Extraordinary loss from early extinguishment of
   debt attributed to:
       Preferred stock                              $      (1,735)    $          --     $          --        $      (1,735)
       Class A/B common stock                              (6,810)          (27,604)               --              (34,414)
                                                    -------------     -------------     -------------        -------------
                                                    $      (8,545)    $     (27,604)    $          --        $     (36,149)
                                                    =============     =============     =============        =============
Net income (loss) attributed to:
       Preferred stock                              $      23,758     $          --     $          --        $      23,758
       Class A/B common stock                              93,279           (17,698)            4,060               79,641
                                                    -------------     -------------     -------------        -------------
                                                    $     117,037     $     (17,698)    $       4,060        $     103,399
                                                    =============     =============     =============        =============

      In connection with the Company's initial public offering, all outstanding shares of preferred stock, Class A common stock and Class B common stock were converted into a single class of common stock on a one-for-one basis. For purposes of the weighted average share calculations for the quarter and nine months ended September 30, 2001, this conversion was assumed to have occurred as of April 1, 2001. A reconciliation of the weighted average shares outstanding as of September 30, 2002 and 2001, respectively, follows:


                                                       Quarter Ended              Nine Months Ended
                                                        September 30,                September 30,
                                                 --------------------------    --------------------------
                                                     2002           2001          2002            2001
                                                 -----------    -----------    -----------    -----------

Weighted average shares outstanding - basic       52,176,646     51,943,624     52,106,359     40,656,306
Dilutive impact of stock options                   1,472,737      1,710,326      1,670,786      1,213,301
                                                 -----------    -----------    -----------    -----------
Weighted average shares outstanding - diluted     53,649,383     53,653,950     53,777,145     41,869,607
                                                 ===========    ===========    ===========    ===========

(10)  COMPREHENSIVE INCOME

      The following table sets forth the components of comprehensive income for the quarter and nine months ended September 30, 2002 and 2001, respectively (dollars in thousands):


                                                                    Quarter Ended                  Nine Months Ended
                                                                    September 30,                    September 30,
                                                            -----------------------------    -----------------------------
                                                                2002             2001            2002             2001
                                                            ------------     ------------    ------------     ------------
Net income                                                  $     29,036     $      4,060    $     75,847     $    103,399
Reclassification adjustment resulting from
   the sale of Peabody Resources Limited operations                   --               --              --           38,811
Foreign currency translation adjustment                               (2)              --              (2)              --
Minimum pension liability adjustment                                  --               --              --             (862)
                                                            ------------     ------------    ------------     ------------
Comprehensive income                                        $     29,034     $      4,060    $     75,845     $    141,348
                                                            ============     ============    ============     ============

      As a result of the sale of its Peabody Resources Limited operations, the Company recorded a reduction of the foreign currency translation adjustment account during the nine months ended September 30, 2001.

(11)  SEGMENT INFORMATION

      The Company reports its operations primarily through the following reportable operating segments: "U.S. Mining," "Trading and Brokerage," and "Australian Mining Operations." The principal business of the U.S. Mining segment is mining, preparation and sale of its steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The Trading and Brokerage segment's principal business is the marketing and trading of coal and emission allowances. The Australian Mining Operations segment for 2002 consists of the operations of Allied Queensland Coalfields Party Limited and in 2001 consisted of the operations of Peabody Resources Limited. This segment's principal business is the same as the U.S. Mining Segment. "Corporate and Other" consists primarily of corporate overhead not directly attributable to the U.S. Mining or Trading and Brokerage operating segments, and resource management activities.

      The U.S. Mining segment results below also include costs related to past mining activities and a portion of consolidated net gains on property disposals. Past mining activities and net gains on property disposals are discussed separately from U.S. Mining results in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Operating segment results for the quarters and nine months ended September 30, 2002 and 2001 are as follows (dollars in thousands):


                                               Quarter Ended                   Nine Months Ended
                                               September 30,                   September 30,
                                       -----------------------------     -----------------------------
                                          2002              2001             2002             2001
                                       ------------     ------------     ------------     ------------
Revenues:
  U.S. Mining                          $    658,339     $    599,890     $  1,877,444     $  1,757,194
  Trading and Brokerage                      51,443           52,601          152,182          160,441
  Australian Mining Operations                1,435               --            1,435           20,539
  Corporate and Other                         3,394            3,078           16,256           24,930
                                       ------------     ------------     ------------     ------------
     Total                             $    714,611     $    655,569     $  2,047,317     $  1,963,104
                                       ============     ============     ============     ============

Operating Profit:
  U.S. Mining                          $     69,950     $     45,301     $    193,116     $    152,419
  Trading and Brokerage                       4,920            9,605           33,159           24,880
  Australian Mining Operations                  357               --              357            4,326


  Corporate and Other                       (23,907)         (18,600)         (65,118)         113,505(1)
                                       ------------     ------------     ------------     ------------
     Total                             $     51,320     $     36,306     $    161,514     $    295,130
                                       ============     ============     ============     ============

(1) Includes the pretax gain on the sale of the Company's Peabody Resources Limited operations of $171.7 million.

      A reconciliation of segment operating profit to consolidated income before income taxes follows (dollars in thousands):


                                          Quarter Ended                   Nine Months Ended
                                          September 30,                     September 30,
                                  -----------------------------     -----------------------------
                                      2002            2001              2002               2001
                                  ------------    -------------     ------------     ------------
Total segment operating profit    $     51,320     $     36,306     $    161,514     $    295,130
         Interest expense               25,813           28,853           76,754          107,627
         Interest income                (5,535)            (179)          (6,603)          (3,269)
         Minority interests              3,471            2,575           10,948            8,124
                                  ------------     ------------     ------------     ------------
Income before income taxes        $     27,571     $      5,057     $     80,415     $    182,648
                                  ============     ============     ============     ============

(12) COMMITMENTS AND CONTINGENCIES

Environmental

      Environmental claims have been asserted against a subsidiary of the Company at 18 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

      The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in the estimation of liabilities recorded on its consolidated balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded as part of "Accrued reclamation and other environmental liabilities" were $44.7 million and $46.6 million at September 30, 2002 and December 31, 2001, respectively. This amount represents those costs that the Company believes are probable and reasonably estimable.

Navajo Nation

      On June 18, 1999, the Navajo Nation served the Company's subsidiaries, Peabody Holding Company, Inc., Peabody Coal Company and Peabody Western Coal Company ("Peabody Western"), with a complaint that had been filed in the U.S. District Court for the District of Columbia. Other defendants in the litigation are one customer, one current employee and one former employee. The Navajo Nation has alleged 16 claims, including Civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations and fraud and tortious interference with contractual relationships. The complaint alleges that the defendants jointly participated in unlawful activity to obtain favorable coal lease amendments. Plaintiff also alleges that defendants interfered with the fiduciary relationship between the United States and the Navajo Nation. The plaintiff is seeking various remedies including actual damages of at least $600 million, which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western's two coal leases for the Kayenta and Black Mesa mines have terminated due to a breach of these leases and a reformation of the two coal leases to adjust the royalty rate to 20%. All defendants have filed motions to dismiss the complaint. On March 15, 2001, the court denied the Peabody defendants' motions to dismiss. Discovery for this litigation has commenced.

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

      On February 21, 2002, the Company's subsidiaries commenced a lawsuit against the Navajo Nation in the U.S. District Court for the District of Arizona seeking enforcement of an arbitration award or, alternatively, to compel arbitration pursuant to the April 1, 1998 Arbitration Agreement with the Navajo Nation. The Company subsequently filed a motion for summary judgment in that litigation. Briefing of that motion was completed in June 2002 and oral arguments were held in July. The parties are now awaiting a decision by the court. On February 22, 2002, the Company's subsidiaries filed in the U.S. District for the District of Columbia a motion for leave to file an amended answer and conditional counterclaim. The counterclaim is conditional because the Company's subsidiaries contend that the lease provisions the Navajo Nation seeks to invalidate have previously been upheld in an arbitration proceeding and are not subject to further litigation. The U.S. District Court subsequently allowed our subsidiaries to file the amended answer and conditional counterclaim. On March 4, 2002, the Company's subsidiaries filed in the U.S. District Court for the District of Columbia a motion to transfer that case to Arizona or, alternatively, to stay the District of Columbia litigation. On March 29, 2002, the Navajo Nation filed a motion to dismiss the Arizona litigation and an alternative motion to transfer the Arizona litigation to the District of Columbia. On June 24, 2002, the U.S. District Court for the District of Columbia denied the Company's subsidiaries' motion to transfer and motion to stay. On July 15, 2002, the Company's subsidiaries filed an appeal of that decision with the District of Columbia Court of Appeals.

      While the outcome of litigation is subject to uncertainties, based on the Company's preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on the Company's financial condition or results of operations.

Salt River Project Agricultural Improvement and Power District-Navajo Generating Station

      In May 1997, Salt River Project Agricultural Improvement and Power District, or Salt River, acting for all owners of the Navajo Generating Station, exercised their contractual option to review certain cumulative cost changes during a five-year period from 1992 to 1996. Peabody Western sells approximately 7 to 8 million tons of coal per year to the owners of the Navajo Generation Station under a long-term contract. In July 1999, Salt River notified Peabody Western that it believed the owners were entitled to a price decrease of $1.92 per ton as a result of the review. Salt River also claimed entitlement to a retroactive price adjustment to January 1997 and that an overbilling of $50.5 million had occurred during the same five-year period. In October 1999, Peabody Western notified Salt River that it believed it was entitled to a $2.00 per ton price increase as a result of the review. The parties were unable to settle the pricing dispute and Peabody Western filed a demand for arbitration in September 2000. The arbitration hearing was held from April 8 to April 12, 2002. On July 20, 2002, Peabody Western received a favorable decision from the arbitrators. The decision increases the price of coal by approximately $0.50 per ton from 1997 through 2001 and thereafter. As a result of the decision, the Company received pre-tax earnings of approximately $22 million during the quarter ended September 30, 2002. The exact impact of the ruling on the pricing of coal sales from January 1, 2002 forward will not be determined until Salt River completes a review of the cumulative cost changes under the contract for the years 1997 through 2001.

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

      On October 3, 2001, the U.S. District Court issued an order that compelled arbitration with respect to the effective date of any price change and conditionally compelling arbitration with respect to the validity of Salt River's $50.5 million claim. Although we filed an appeal of this decision with the U.S. Ninth Circuit Court of Appeals, the arbitrators received testimony on these claims during the April hearing. The arbitrators' July 20, 2002 ruling rejected Salt River's $50.5 million overcharge claim and stated that the effective date of the price change resulting from the review was January 1, 1997. The Company intends to seek a dismissal of its pending appeal.

Southern California Edison Company-Mohave Generating Station

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

      Peabody Western filed a motion to compel arbitration which was granted by the trial court. Southern California Edison, acting on behalf of all the owners of the Mohave Generating Station, appealed this order to the Arizona Court of Appeals, which denied its appeal. Southern California Edison, again acting on behalf of all the owners of the Mohave Generating Station, then appealed the order to the Arizona Supreme Court which remanded the case to the Arizona Court of Appeals and ordered the appellate court to determine whether the trial court was correct in determining that Peabody Western's claims are arbitrable. The Arizona Court of Appeals ruled that neither mine decommissioning costs nor retiree health care costs are to be arbitrated and that both issues should be resolved in litigation. The matter has been remanded to the Superior Court of Maricopa County, Arizona, where a trial was set for May 20, 2002. Peabody Western answered the complaint and asserted counterclaims. The court then permitted Southern California Edison, acting on behalf of all the owners of the Mohave Generating Station, to amend its complaint to add a claim of overcharges of at least $19.2 million by Peabody Western.

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

      The Company reached a mediated settlement with the owners of the Mohave Generating Station which resulted in the recognition of $15.1 million in pre-tax earnings during the quarter ended September 30, 2002. The settlement provides for customer reimbursement of mine decommissioning and certain other post-mining expenditures. The reimbursements will commence in January 2003 and continue on a monthly basis through December 2005, although the owners of the Mohave Generating Station have a prepayment option.

      The Mohave coal supply agreement is scheduled to expire on December 31, 2005. In addition, there is a dispute with the Hopi Tribe regarding the use of groundwater in the transportation of the coal by pipeline to the Mohave plant. The plant's owners have recently sought permission from the California Public Utilities Commission for authorization to begin certain interim spending on air pollution controls if the coal supply and water issues are resolved by December 31, 2002. The plant's owners and the Company are in active discussions to resolve the complex issues critical to the continuation of the operation of the Mohave plant and the renewal of the coal supply agreement after December 31, 2005. There is no assurance that the issues critical to the continued operation of the Mohave plant will be resolved. If these issues are not resolved in a timely manner, the operations of the Mohave plant will cease or be delayed beginning on December 31, 2005. The Mohave plant is the sole customer of the Black Mesa Mine, which produces and sells 4.5 to 5 million tons of coal per year.

Citizens Power

      In connection with the sale of Citizens Power, the Company has indemnified the buyer from certain losses resulting from specified power contracts and guarantees. No claims have been asserted against the Company under this indemnity.

Social Security Administration

      In 1999, Eastern Associated Coal Corp. and Peabody Coal Company filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the Social Security Administration asserting that the Social Security Administration, under the Coal Act, had improperly assigned certain beneficiaries to us. Subsequently, Peabody Coal and Eastern Associated moved for summary judgment on this claim. Summary judgment was granted and in 2000, the Social Security Administration filed an appeal of the district court's decision with the U.S. Court of Appeals for the Sixth Circuit. On June 21, 2001, the Sixth Circuit Court denied the Social Security Administration's appeal. The U.S. Supreme Court granted the federal government's petition for certiorari in January 2002 and the case was argued before the Supreme Court on October 8, 2002. We believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations. However, should the Court rule against the Company's subsidiaries, earnings for the quarter ended December 31, 2002 would be affected by the ruling and resulting claim determined by the Social Security Administration.

Other

      In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

      At September 30, 2002, purchase commitments for capital expenditures were approximately $97.2 million.

(13) SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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


                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)


                                                      Parent        Guarantor       Non-Guarantor
                                                     Company        Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                   ------------     ------------    -------------     ------------     ------------
Total revenues                                     $         --     $  1,587,904     $    494,424     $    (35,011)    $  2,047,317
Costs and expenses
       Operating costs and expenses                          --        1,284,431          391,250          (35,011)       1,640,670
       Depreciation, depletion and amortization              --          138,783           37,632               --          176,415
       Selling and administrative expenses                  340           57,256           14,597               --           72,193
       Net gain on property and equipment
          disposals                                          --           (3,280)            (195)              --           (3,475)
        Interest expense                                103,394           73,722           11,890         (112,252)          76,754
        Interest income                                 (51,437)         (55,971)         (11,447)         112,252           (6,603)
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) before income taxes and
    minority interests                                  (52,297)          92,963           50,697               --           91,363
      Income tax provision (benefit)                     (2,522)           4,550            2,540               --            4,568
      Minority interests                                     --               --           10,948               --           10,948
                                                   ------------     ------------     ------------     ------------     ------------
Net income (loss)                                  $    (49,775)    $     88,413     $     37,209     $         --     $     75,847
                                                   ============     ============     ============     ============     ============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2001
                                 (In thousands)


                                                       Parent        Guarantor      Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries      Eliminations    Consolidated
                                                     ------------   ------------    -------------     ------------    ------------
Total revenues                                       $         --   $    520,008     $    156,206     $    (20,645)   $    655,569
Costs and expenses
        Operating costs and expenses                           --        429,545          129,882          (20,645)        538,782
        Depreciation, depletion and amortization               --         45,220           11,528               --          56,748
        Selling and administrative expenses                   180         22,461            2,938               --          25,579
        Net (gain) loss on property and equipment
           disposals                                           --         (1,870)              24               --          (1,846)
        Interest expense                                   24,044         25,508            1,504          (22,203)         28,853
        Interest income                                   (17,132)        (5,202)             (48)          22,203            (179)
                                                     ------------   ------------     ------------     ------------    ------------
Income (loss) before income taxes and
    minority interests                                     (7,092)         4,346           10,378               --           7,632
      Income tax provision (benefit)                         (881)            51            1,827               --             997
      Minority interests                                       --             --            2,575               --           2,575
                                                     ------------   ------------     ------------     ------------    ------------
Net income (loss)                                    $     (6,211)  $      4,295     $      5,976     $         --    $      4,060
                                                     ============   ============     ============     ============    ============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)


                                                      Parent          Guarantor      Non-Guarantor
                                                     Company         Subsidiaries    Subsidiaries      Eliminations    Consolidated
                                                    ------------     ------------    -------------     ------------    ------------
Total revenues                                      $         --     $  1,587,904     $    494,424     $    (35,011)   $  2,047,317
Costs and expenses
        Operating costs and expenses                          --        1,284,431          391,250          (35,011)      1,640,670
        Depreciation, depletion and amortization              --          138,783           37,632               --         176,415
        Selling and administrative expenses                  340           57,256           14,597               --          72,193
        Net gain on property and equipment
           disposals                                          --           (3,280)            (195)              --          (3,475)
         Interest expense                                103,394           73,722           11,890         (112,252)         76,754
         Interest income                                 (51,437)         (55,971)         (11,447)         112,252          (6,603)
                                                    ------------     ------------     ------------     ------------    ------------
Income (loss) before income taxes and
     minority interests                                  (52,297)          92,963           50,697               --          91,363
       Income tax provision (benefit)                     (2,522)           4,550            2,540               --           4,568
       Minority interests                                     --               --           10,948               --          10,948
                                                    ------------     ------------     ------------     ------------    ------------
Net income (loss)                                   $    (49,775)    $     88,413     $     37,209     $         --    $     75,847
                                                    ============     ============     ============     ============    ============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (In thousands)


                                                          Parent      Guarantor     Non-Guarantor
                                                         Company     Subsidiaries   Subsidiaries      Eliminations     Consolidated
                                                        ----------   ------------   -------------     ------------     ------------
Total revenues                                          $       --   $  1,544,444   $     486,639     $    (67,979)    $  1,963,104
Costs and expenses
        Operating costs and expenses                            --      1,269,132         390,775          (67,979)       1,591,928
        Depreciation, depletion and amortization                --        137,581          39,327               --          176,908
        Selling and administrative expenses                  3,675         64,251          12,530               --           80,456
        Gain on sale of Peabody Resources Limited               --       (171,735)             --               --         (171,735)
        Net gain on property and equipment
          disposals                                             --         (9,111)           (472)              --           (9,583)
        Interest expense                                    88,369         78,400          10,866          (70,008)         107,627
        Interest income                                    (51,606)       (18,069)         (3,602)          70,008           (3,269)
                                                        ----------   ------------   -------------     ------------     ------------
Income (loss) before income taxes and
    minority interests                                     (40,438)       193,995          37,215               --          190,772
        Income tax provision (benefit)                     (19,819)        51,850          12,234               --           44,265
        Minority interests                                      --             --           8,124               --            8,124
                                                        ----------   ------------   -------------     ------------     ------------
Income (loss) from continuing operations                   (20,619)       142,145          16,857               --          138,383
        Gain from disposal of discontinued
           operations                                           --         (1,165)             --               --           (1,165)
                                                        ----------   ------------   -------------     ------------     ------------
Income (loss) before extraordinary item                    (20,619)       143,310          16,857               --          139,548
        Extraordinary loss from early extinguishment
          of debt, net of income taxes                      25,119         11,030              --               --           36,149
                                                        ----------   ------------   -------------     ------------     ------------
Net income (loss)                                       $  (45,738)  $    132,280   $      16,857     $         --     $    103,399
                                                        ==========   ============   =============     ============     ============

                           PEABODY ENERGY CORPORATION
          UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2002
                                 (In thousands)


                                                       Parent       Guarantor     Non-Guarantor
                                                       Company     Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                                      ----------   ------------   -------------    ------------    ------------
ASSETS
Current assets
      Cash and cash equivalents                       $    3,387   $        505    $     11,988    $         --    $     15,880
      Accounts receivable                                  1,688         78,608          85,188              --         165,484
      Inventories                                             --        214,847          16,396              --         231,243
      Assets from coal and emission allowance
         trading activities                                   --         74,297             685              --          74,982
      Deferred income taxes                                   --         14,380             251              --          14,631
      Other current assets                                   139         16,725          10,511              --          27,375
                                                      ----------   ------------    ------------    ------------    ------------
           Total current assets                            5,214        399,362         125,019              --         529,595
Property, plant, equipment and mine
  development - at cost                                       --      4,680,578         531,175              --       5,211,753
Less accumulated depreciation,
    depletion and amortization                                --       (729,710)       (101,657)             --        (831,367)
                                                      ----------   ------------    ------------    ------------    ------------
Property, plant, equipment and
    mine development, net                                     --      3,950,868         429,518              --       4,380,386
Investments and other assets                           3,402,227        268,692          30,982      (3,408,255)        293,646
                                                      ----------   ------------    ------------    ------------    ------------
           Total assets                               $3,407,441   $  4,618,922    $    585,519    $ (3,408,255)   $  5,203,627
                                                      ==========   ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Short-term borrowings and current
         maturities of long-term debt                 $       --   $     10,401    $     40,165    $         --    $     50,566
      Payables and notes payable to affiliates, net    1,509,230     (1,528,380)         19,150              --              --
      Liabilities from coal and emission allowance
         trading activities                                   --         43,825              --              --          43,825
      Accounts payable and accrued expenses               26,745        486,855          58,333              --         571,933
                                                      ----------   ------------    ------------    ------------    ------------
           Total current liabilities                   1,535,975       (987,299)        117,648              --         666,324
  Long-term debt, less current maturities                740,283         74,778         182,217              --         997,278
  Deferred income taxes                                       --        577,016           3,393              --         580,409
  Other noncurrent liabilities                               564      1,811,888          10,181              --       1,822,633
                                                      ----------   ------------    ------------    ------------    ------------
           Total liabilities                           2,276,822      1,476,383         313,439              --       4,066,644
  Minority interests                                          --             --          36,709              --          36,709
  Stockholders' equity                                 1,130,619      3,142,539         235,371      (3,408,255)      1,100,274
                                                      ----------   ------------    ------------    ------------    ------------
           Total liabilities and stockholders'
              equity                                  $3,407,441   $  4,618,922    $    585,519    $ (3,408,255)   $  5,203,627
                                                      ==========   ============    ============    ============    ============

                           PEABODY ENERGY CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2001
                                 (In thousands)


                                                        Parent      Guarantor      Non-Guarantor
                                                        Company    Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                                      ----------   ------------    -------------    ------------    ------------
ASSETS
Current assets
      Cash and cash equivalents                       $   28,121   $      1,018    $       9,483    $         --    $     38,622
      Accounts receivable                                    523         50,448          127,105              --         178,076
      Inventories                                             --        201,771           13,873              --         215,644
      Assets from coal and emission
           allowance trading activities                       --         60,509               --              --          60,509
      Deferred income taxes                                   --         14,380               --              --          14,380
      Other current assets                                 1,222         10,704            8,297              --          20,223
                                                      ----------   ------------    -------------    ------------    ------------
               Total current assets                       29,866        338,830          158,758              --         527,454
Property, plant, equipment and mine
     development - at cost                                    --      4,543,016          478,939              --       5,021,955
Less accumulated depreciation, depletion
     and amortization                                         --       (603,953)         (80,604)             --        (684,557)
                                                      ----------   ------------    -------------    ------------    ------------
Property, plant, equipment and mine
     development, net                                         --      3,939,063          398,335              --       4,337,398
Investments and other assets                           3,296,950        232,521           45,086      (3,288,507)        286,050
                                                      ----------   ------------    -------------    ------------    ------------
               Total assets                           $3,326,816   $  4,510,414    $     602,179    $ (3,288,507)   $  5,150,902
                                                      ==========   ============    =============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Short-term borrowings and current
          maturities of long-term debt                $       --   $     10,400    $      36,099    $         --    $     46,499
      Payables and notes payable to affiliates, net    1,544,519     (1,561,645)          17,126              --              --
      Liabilities from coal and emission
          allowance trading activities                        --         45,691               --              --          45,691
      Accounts payable and accrued expenses                8,676        528,157           55,280              --         592,113
                                                      ----------   ------------    -------------    ------------    ------------
               Total current liabilities               1,553,195       (977,397)         108,505              --         684,303
  Long-term debt, less current maturities                702,623         81,186          200,759              --         984,568
  Deferred income taxes                                       --        564,764               --              --         564,764
  Other noncurrent liabilities                             5,181      1,820,580            8,954              --       1,834,715
                                                      ----------   ------------    -------------    ------------    ------------
               Total liabilities                       2,260,999      1,489,133          318,218              --       4,068,350
  Minority interests                                          --             --           47,080              --          47,080
  Stockholders' equity                                 1,065,817      3,021,281          236,881      (3,288,507)      1,035,472
                                                      ----------   ------------    -------------    ------------    ------------
               Total liabilities and stockholders'
                  equity                              $3,326,816   $  4,510,414    $     602,179    $ (3,288,507)   $  5,150,902
                                                      ==========   ============    =============    ============    ============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)


                                                             Parent        Guarantor      Non-Guarantor
                                                            Company       Subsidiaries    Subsidiaries     Consolidated
                                                          ------------    ------------    -------------    ------------
Net cash provided by (used in) operating activities       $    (49,420)   $    145,942    $     112,072    $    208,594
                                                          ------------    ------------    -------------    ------------
Additions to property, plant, equipment and
         mine development                                           --        (116,839)         (44,493)       (161,332)
Additions to advance mining royalties                               --          (5,713)          (2,339)         (8,052)
Acquisitions, net                                                   --         (46,012)              --         (46,012)
Proceeds from property and equipment disposals                      --           7,452            9,069          16,521
                                                          ------------    ------------    -------------    ------------
Net cash used in investing activities                               --        (161,112)         (37,763)       (198,875)
                                                          ------------    ------------    -------------    ------------
Net change under revolving lines of credit                      25,702              --          (19,210)          6,492
Payments of long-term debt                                          --         (10,251)          (7,725)        (17,976)
Distributions to minority interests                                 --              --           (7,868)         (7,868)
Dividends paid                                                 (15,632)             --               --         (15,632)
Transactions with affiliates, net                               12,115          33,265          (45,380)             --
Other                                                            2,501              --               --           2,501
                                                          ------------    ------------    -------------    ------------
Net cash provided by (used in) financing activities             24,686          23,014          (80,183)        (32,483)
                                                          ------------    ------------    -------------    ------------
Effect of exchange rate changes on cash and equivalents             --              --               22              22
                                                          ------------    ------------    -------------    ------------
Net increase (decrease) in cash and cash equivalents           (24,734)          7,844           (5,852)        (22,742)
Cash and cash equivalents at beginning of period                28,121          (7,339)          17,840          38,622
                                                          ------------    ------------    -------------    ------------
Cash and cash equivalents at end of period                $      3,387    $        505    $      11,988    $     15,880
                                                          ============    ============    =============    ============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (In thousands)


                                                            Parent        Guarantor      Non-Guarantor
                                                           Company       Subsidiaries    Subsidiaries     Consolidated
                                                         ------------    ------------    -------------    ------------

Net cash provided by (used in) operating activities      $     (8,602)   $    150,507    $     (32,192)   $    109,713
                                                         ------------    ------------    -------------    ------------
Additions to property, plant, equipment and
        mine development                                           --        (105,739)         (60,357)       (166,096)
Additions to advance mining royalties                              --          (6,934)          (1,372)         (8,306)
Acquisition, net                                                   --          (7,450)              --          (7,450)
Proceeds from sale of Australian operations                        --         455,000               --         455,000
Proceeds from property and equipment disposals                     --           6,735            2,189           8,924
Proceeds from sale-leaseback transactions                          --              --            6,968           6,968
Net cash provided by (used in) discontinued operations           (384)         13,114            4,208          16,938
                                                         ------------    ------------    -------------    ------------
Net cash provided by (used in) investing activities              (384)        354,726          (48,364)        305,978
                                                         ------------    ------------    -------------    ------------
Net change under revolving line of credit                          --              --           21,183          21,183
Proceeds from long-term debt                                       --              --            7,024           7,024
Payments of long-term debt                                   (768,842)       (120,372)          (5,198)       (894,412)
Net proceeds from initial public offering                     449,832              --               --         449,832
Distributions to minority interests                                --              --           (4,404)         (4,404)
Dividend received                                                  --          19,916               --          19,916
Dividend paid                                                  (5,194)             --               --          (5,194)
Transactions with affiliates, net                             332,297        (391,825)          59,528              --
Other                                                             889             600               --           1,489
                                                         ------------    ------------    -------------    ------------
Net cash provided by (used in) financing activities             8,982        (491,681)          78,133        (404,566)
                                                         ------------    ------------    -------------    ------------
Net increase (decrease) in cash and cash equivalents               (4)         13,552           (2,423)         11,125
Cash and cash equivalents at beginning of period                    5          27,440            5,649          33,094
                                                         ------------    ------------    -------------    ------------
Cash and cash equivalents at end of period               $          1    $     40,992    $       3,226    $     44,219
                                                         ============    ============    =============    ============

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

         Among the factors that could cause actual results to differ materially are:

         o        growth in coal and power markets;

         o        coal's market share of electricity generation;

         o        timing of reductions in customer coal inventories;

         o        the pace and extent of the economic recovery;

         o        severity of weather;

         o        railroad and other transportation performance and costs;

         o the ability to renew sales contracts upon expiration or renegotiation;

         o        the ability to successfully implement operating strategies;

         o        the effectiveness of our cost-cutting measures;

         o        regulatory and court decisions;

         o        future legislation;

         o credit, market and performance risk associated with our customers;

         o modification or termination of our long-term coal supply agreements;

         o        reduction of purchases by major customers;

         o risks inherent to mining, including geologic conditions or unforeseen equipment problems;

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

FACTORS AFFECTING COMPARABILITY

Sale of Peabody Resources Limited Operations

      In December 2000, we signed a share purchase agreement for the transfer of the stock in two U.K. holding companies which, in turn, owned our Peabody Resources Limited subsidiaries, to a subsidiary of Rio Tinto Limited. Our Peabody Resources Limited operations consisted of interests in six coal mines, as well as mining services in Brisbane, Australia. During the quarter ended March 31, 2001, we received $455.0 million related to the sale, which closed on January 29, 2001. We recorded a $171.7 million pretax gain on the sale.

Discontinued Operations

      In August 2000, we sold Citizens Power, our subsidiary that marketed and traded electric power and energy-related commodity risk management products, to Edison Mission Energy. We classified Citizens Power as a discontinued operation as of March 31, 2000, and recorded an estimated loss on the sale of $78.3 million, net of income taxes. During the fiscal year ended March 31, 2001, we reduced our loss on the sale by $12.9 million; $1.2 million of the loss reduction was recorded in the quarter ended March 31, 2001. These reductions of the estimated loss reflected higher estimated proceeds from the monetization of Citizens' power contracts as part of the wind-down of Citizens' operations.

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

      Sales. Sales for the quarter ended September 30, 2002 increased $58.0 million, to $689.0 million, a 9.2% increase from the prior year quarter. The sales increase was driven by pricing increases in all regions, and a $27.7 million increase related to a favorable arbitration ruling resulting in a retroactive price increase on our Navajo station coal supply agreement. This ruling is discussed in detail in Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. Our average sales price was 11.0% higher than the prior year quarter. The average price increase was favorably impacted by the arbitration ruling, and was negatively impacted by sales mix, as higher priced tons in the Appalachia and Midwest regions represented a lower percentage of overall sales in the current quarter compared to the prior year quarter.

      Beginning with the quarter ended September 30, 2002, the Company's physically settled trading transactions were recorded on a net basis as a part of "Other revenues," rather than on a gross basis within "Sales" and "Operating costs and expenses." This accounting change, discussed in Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, had no effect on operating profit or net income. All prior period amounts were reclassified to conform with the current period presentation.

      U.S. mining and broker operations' sales volume was 46.1 million tons for the current quarter, compared to 46.9 million tons for the prior year quarter, a decrease of 1.7%. Volume at our Powder River Basin and Southwest operations increased slightly from prior year levels, while volume at our Appalachia and Midwest operations decreased from prior year levels as we reduced production to match softer than expected demand and encountered geologic difficulties at two of our eastern longwall mines.

      Sales in the Southwest region were $33.1 million higher than the prior year, primarily due to the effect of the arbitration ruling discussed previously. Powder River Basin sales increased $32.6 million, due to improved pricing combined with slightly higher sales volume. Appalachia region sales decreased $10.3 million as a result of lower volume driven by the suspension of the Big Mountain Mine in response to soft demand, and geologic problems at our Harris Mine. The effect of decreased volume in Appalachia more than offset improved per-ton pricing. Midwest region sales decreased $6.5 million, as higher prices were offset by lower volume due to geologic problems at the Camp No. 11 Mine, combined with softer demand for coal. Finally, sales from coal brokerage activities increased $7.7 million due to a favorable change in sales mix.

      Other Revenues. Other revenues increased $1.0 million to $25.6 million in the current quarter. The current quarter includes a $15.1 million gain related to a mediated settlement regarding the Mohave station coal supply agreement. This settlement is discussed in detail in Note 12 to the unaudited condensed consolidated financial statements included in Part I,

Item 1 of this report. Revenues from trading operations decreased $4.0 million in the current quarter, due to lower mark-to-market income on our trading portfolio. Trading activities were scaled back in the quarter in response to a decreasing number of creditworthy counterparties and lower liquidity in the traded coal market in the current year. Our trading volume decreased 3.3 million tons to 10.5 million tons traded during the quarter. The prior year quarter included $4.8 million related to the monetization of a coal brokerage agreement that had increased in value due to favorable market conditions. Finally, coal royalty income decreased $3.4 million as the prior year quarter included a $3.0 million non-refundable advance royalty payment.

      Operating Profit. Operating profit increased $15.0 million, or 41.3%, for the quarter ended September 30, 2002. U.S. mining operations' (excluding operating costs related to past mining activities and net gains on property disposals) operating profit increased $29.1 million. The increase was driven by the effect of the Navajo station arbitration ruling and Mohave station mediated settlement, which increased operating profit by $37.1 million. Partially offsetting the favorable resolution of these two customer issues were the effects of lower production, geologic difficulties, and higher maintenance and repairs expense, discussed in more detail below.

      In the west, the Southwest's operating profit increased $29.9 million, as the $37.1 million increase related to the Navajo station arbitration ruling and Mohave station mediated settlement was partially offset by higher expenses for truck, dragline and shovel maintenance and repairs. Powder River Basin region's operating profit increased $5.5 million as improved prices and slightly higher volume overcame higher repair and maintenance costs and higher royalty and tax expenses associated with improved prices.

      In the east, the Appalachia region's operating profit decreased $9.4 million due to higher per-ton mining costs related to the Big Mountain Mine suspension, geologic difficulties at the Harris longwall and lower than planned production levels. Operating profit in the Midwest region increased $3.2 million compared to the prior year quarter as improved pricing at our Black Beauty operations was partially offset by geologic difficulties at the Camp No. 11 mine, which lowered volume and increased per ton mining costs.

      Operating profit from trading and brokerage operations decreased $4.7 million over the prior year quarter, primarily due the scaling back of trading activities in response to a decreasing number of creditworthy counterparties and lower liquidity in the traded coal market in the current year.

      Operating costs related to past mining activities were $5.5 million higher in the current quarter, primarily due to $5.7 million of excise tax refunds included in the prior year quarter. In addition, net gain on property disposals were $1.4 million lower in the current year quarter.

      Interest Income. Interest income increased $5.3 million to $5.5 million in the current quarter, primarily due to $4.6 million in interest income related to excise tax refunds received during the quarter.

      Interest Expense. Interest expense for the quarter was $25.8 million, a $3.1 million decrease, or 10.7%, from the prior year quarter. The decrease in interest expense was primarily due to lower short-term interest rates in the current year quarter, which decreased the cost of our floating-rate debt.

      Income Taxes. For the quarter ended September 30, 2002, there was an income tax benefit of $1.5 million on income before income taxes and minority interests of $31.0 million, compared to income tax expense of $1.0 million on income before income taxes and minority interests of $7.6 million in the prior year quarter. The tax benefit recorded in the current quarter reflects the reduction of our effective tax rate from 10.0% for the six months ended June 30, 2002 to 5.0% for the nine months ended September 30, 2002. The reduction in our effective tax rate reflects the increase in the benefit from the percentage depletion tax deduction as a percentage of our pretax income, as well as our ability to utilize existing net operating loss carryforwards. We had $630.9 million of net operating loss carryforwards available for federal income tax purposes as of December 31, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Sales. Sales for the nine months ended September 30, 2002 increased $86.7 million, or 4.6%, to $1,967.5 million. Excluding Australian mining operations, sales increased $101.4 million, a 5.4% increase from the prior year period. The sales increase was driven by pricing increases in all regions. Average sales price was 6.9% higher than the prior year period. The average price increase was impacted by the $27.7 million arbitration ruling on pricing under the Navajo station coal supply agreement, but was slightly mitigated by sales mix, as higher priced tons in the Appalachia and Midwest regions represented a lower percentage of overall sales in the current period compared to the prior year period.

      U.S. mining and broker operations' sales volume for the nine months ended September 30, 2002 was 137.3 million tons which approximated prior year volume of 138.4 million tons. We had lower sales volume at our Appalachia and Midwest operations, driven by softened market demand as a result of mild weather early in the year, a slower U.S. economy, and more recently, the aggressive management of stockpile levels by customers. These volume decreases more than offset slightly higher sales volume at our Powder River Basin operations.

      Powder River Basin sales increased $110.7 million, due to improved pricing and slightly higher volume in the current year period. Sales in the Southwest region were $35.5 million higher than the prior year, primarily due to the effect of the arbitration ruling discussed previously, combined with slightly higher pricing and volume. Appalachia region sales decreased $1.1 million, as a result of lower volume from the suspension of the Big Mountain mine in response to soft demand and longwall difficulties on the Harris longwall. Midwest region sales decreased $29.2 million, as higher prices were more than offset by lower volume due to geologic problems at the Camp No. 11 Mine and a delay in the startup of two new mines in the region, combined with softer coal demand in the current year. Finally, sales from coal brokerage activities decreased $14.6 million due to a change in sales mix.

      Sales from our Australian mining operations decreased $14.6 million compared to the prior year period. The current nine-month period includes $1.4 million of sales related to the AQC operations purchased in the current quarter, while the prior year period includes $16.0 million of sales from our Peabody Resources Limited operations that were sold in January 2001.

      Other Revenues. Other revenues for the nine months ended September 30, 2002 decreased $2.5 million from the prior year period, to $79.8 million. The current quarter includes a $15.1 million gain related to a mediated settlement regarding the Mohave station coal supply agreement. Revenues from trading operations increased $8.2 million, primarily due to improved year over year trading results, including $10.0 million related to a forward sale that will settle during 2003 and 2004. These improvements were offset by significantly lower coal royalty revenues. Other revenues in the prior year period included $12.0 million in non-refundable advance royalties, $9.9 million related to the monetization of coal brokerage agreements that had increased in value due to favorable market conditions and $4.5 million of mining services revenues from our Peabody Resources Limited operations.

      Selling and Administrative Expenses. Selling and administrative expenses of $72.2 million for the nine months ended September 30, 2002 were $8.3 million lower than the prior year period, due to the reduction of corporate expenses in response to difficult market conditions in the current year, combined with stock compensation charges recorded in the prior year period related in part to our initial public offering.

      Gain on Sale of Peabody Resources Limited Operations. On January 29, 2001, we sold our Peabody Resources Limited operations to Coal & Allied, a 71%-owned subsidiary of Rio Tinto Limited. The selling price was $446.8 million, plus the assumption of all liabilities. We recorded a pretax gain of $171.7 million on the sale. The gain on sale was $124.2 million after taxes, or $2.42 per diluted common share for the nine months ended September 30, 2001.

      Net Gain on Property and Equipment Disposals. Net gain on property and equipment disposals of $3.5 million was $6.1 million lower than the prior year period. The current period included a $2.4 million gain related to a rail track sale, while the prior year period included a $6.4 million gain on the sale of certain idle coal reserves and other small reserve and equipment sales.

      Operating Profit. Excluding the effect of the gain on sale of Peabody Resources Limited operations, operating profit increased $38.1 million, or 30.9%, to $161.5 million. Operating profit from U.S. operations increased $42.1 million, or 35.3%, to $161.2 million for the nine months ended September 30, 2002. The prior year period included operating profit of $4.3 million from Peabody Resources Limited operations. The increase at the U.S. operations was driven by higher operating profit of $65.1 million from U.S. mining operations (excluding operating costs related to past mining activities and net gains on property disposals) as a result of higher overall pricing due to contracts signed in 2001, combined with the effect of the Navajo station arbitration ruling and Mohave station mediated settlement, which increased operating profit by $37.1 million.

      In the west, the Powder River Basin region's operating profit increased $23.5 million as improved prices and higher volume overcame higher royalty and tax expenses associated with improved prices and higher repair and maintenance costs. The Southwest region's operating profit increased $21.4 million as the $37.1 million increase related to the Navajo arbitration ruling and Mohave mediated settlement was partially offset by higher truck, dragline and shovel maintenance and repairs expense. In addition, two outages of the Southwest region's coal transportation pipeline contributed to higher costs in the current year period.

      In the east, operating profit in the Midwest region increased $11.8 million compared to the prior year period, as lower overall sales levels and geologic difficulties at the Camp No. 11 mine were more than offset by improved pricing and lower fuel and maintenance and repair costs at Black Beauty. The Appalachia region's operating profit increased $8.3 million due to strong sales price improvement, which overcame higher per ton mining costs due to lower than planned production volume, the suspension of the Big Mountain mine in response to lower demand and difficulties at the Harris mine's longwall.

      Operating profit from trading and brokerage operations increased $8.3 million over the prior year period, primarily due to the $10.0 million transaction discussed above in "Other Revenues." Our trading volume increased from 35.9 million tons traded in the prior year period to 55.8 million tons traded in the nine months ended September 30, 2002.

      Operating costs related to past mining activities were $19.0 million higher in the nine months ended September 30, 2002, primarily due to $14.1 million of higher excise tax refunds in the prior year period. In addition, the current year period includes higher closed and suspended mine costs.

      U.S. operations' operating profit was also affected by lower coal royalty income and profit from resource management activities of $13.8 million, lower selling and administrative costs of $8.3 million and lower net gains on property and equipment disposals of $6.1 million

      Interest Expense. Interest expense for the nine months ended September 30, 2002 was $76.8 million, a decrease of $30.8 million, or 28.6%, from the prior year period. The decrease in borrowing cost was due to the significant long-term debt repayments made during calendar 2001, and lower short-term interest rates in the current year. Utilizing proceeds from the sale of our Peabody Resources Limited operations in January 2001 and our initial public offering in May 2001, we reduced long-term debt by approximately $0.8 billion during 2001. Currently, our debt balance is approximately $1.05 billion.

      Interest Income. Interest income increased $3.3 million, to $6.6 million, for the nine months ended September 30, 2002. The current year includes $4.6 million in interest income received related to excise tax refunds, while the prior year period included interest earned on cash received from the sale of our Peabody Resources Limited operations in January 2001.

      Income Taxes. For the nine months ended September 30, 2002, income tax expense was $4.6 million on income before income taxes and minority interests of $91.4 million, compared to income tax expense of $44.3 million on income before income taxes and minority interests of $190.8 million in the prior year period. Our effective income tax rate was 5.0% for the nine months ended September 30, 2002. Overall, our effective tax rate is sensitive to changes in the estimate of annual profitability and the relative benefit of the percentage depletion tax deduction. It is also impacted by our ability to utilize the $630.9 million of net operating loss carryforwards available for federal income tax purposes as of December 31, 2001, and in the prior year by the sale of our Peabody Resources Limited operations.

      Gain from Disposal of Discontinued Operations. During the nine months ended September 30, 2001, we reduced our loss on the sale of Citizens Power by $1.2 million.

      Extraordinary Loss from Early Extinguishment of Debt. During the nine months ended September 30, 2001, we repaid debt using proceeds from the sale of our Australian operations and our initial public offering. We recorded an extraordinary loss of $36.1 million, net of income taxes, which represented the excess of cash paid over the carrying value of the debt retired and the write-off of debt issuance costs associated with the debt retired.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities was $208.6 million for the nine months ended September 30, 2002, an increase of $98.9 million from the prior year period. Current year income from continuing operations, excluding the after-tax effect of the gain on sale of Peabody Resources Limited operations and other property sales, was $67.7 million higher than the prior year period. Working capital cash usages were $13.9 million lower in the current year period, and reclamation and workers' compensation spending was $11.9 million lower in the current year period. Current period working capital cash flows included the receipt of $26.8 million of excise tax refunds. Cash flow in the prior year nine-month period benefited from $15.0 million of proceeds received related to the expansion of our accounts receivable securitization program.

      Net cash used in investing activities was $198.9 million for the nine months ended September 30, 2002, compared to cash provided by investing activities of $306.0 million in the prior year period. The prior year period included $455.0 million of proceeds from the sale of our Australian operations, and $16.9 million of proceeds related to the sale of Citizens Power. Capital expenditures decreased $4.8 million, to $161.3 million, in the current year period. These capital expenditures were primarily for the replacement of mining equipment, the expansion of capacity at certain mines and projects to improve the efficiency of mining operations. Finally, the current year period includes higher acquisition expenditures of $38.1 million. The current year acquisitions are discussed in detail in Note 2 to the condensed consolidated financial statements included in
Part I, Item 1 of this report.

      Net cash used by financing activities was $32.5 million for the nine months ended September 30, 2002, compared with cash used in financing activities of $404.6 million in the prior year period. The prior year includes $449.8 million of net proceeds from our initial public offering. Net debt repayments were $869.4 million higher in the prior year period, principally as a result of the usage of proceeds received from the sale of our Peabody Resources Limited operations and our initial public offering to repay debt. In the current year, we had lower net revolving line of credit borrowings of $14.7 million. The prior year period also included a $19.9 million dividend received from our Peabody Resources Limited operations. In addition, we increased dividends paid to our shareholders by $10.4 million in the current year period.

      As of September 30, 2002, our total indebtedness consisted of the following (dollars in thousands):

9.625% Senior Subordinated Notes ("Senior Subordinated Notes") due 2008                 $   391,465
8.875% Senior Notes ("Senior Notes") due 2008                                               316,477
5.0% Subordinated Note                                                                       83,872
Senior unsecured notes under various agreements                                              83,571
Unsecured revolving credit agreement                                                         83,729
Revolving Credit Facility under Senior Credit Facility                                       25,700
Other                                                                                        63,030
                                                                                        -----------
                                                                                        $ 1,047,844
                                                                                        ===========

      As of September 30, 2002, our revolving credit and letter of credit borrowing facilities included the $480.0 million Revolving Credit Facility under our Senior Credit Facility and Black Beauty's $140.0 million revolving credit facility. The Revolving Credit Facility has a borrowing sub-limit of $350.0 million and a letter of credit sub-limit of $330.0 million. Together, these facilities total $620.0 million, and have a total of $490.0 million available for borrowing.

      As of September 30, 2002, outstanding borrowings under the Revolving Credit Facility were $25.7 million. Black Beauty's revolving credit facility borrowings totaled $83.7 million. We were in compliance with the restrictive covenants of all of our and our subsidiaries' debt agreements as of September 30, 2002.

      During the quarter, Fitch Ratings, Inc. affirmed its investment-grade BBB rating on the corporate senior unsecured notes and unsecured bank revolver of Black Beauty. On October 2, 2002, Moody's assigned us an SGL-1 liquidity rating. Under Moody's rating system, SGL-1 means "very good" liquidity. Moody's SGL ratings, an assessment of liquidity, are used to supplement the current Moody's credit ratings for companies rated from "Ba1" to "C."

      In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. The securitization program is currently scheduled to expire in 2007. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (as amended by SFAS No. 140) the securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit was $140.0 million as of September 30, 2002 and December 31, 2001.

      We have designated interest rate swaps with notional amounts totaling $150.0 million as a fair value hedge of our Senior Notes. Under the swaps, we pay a floating rate based upon the six-month LIBOR rate for a period of seven years ending May 15, 2008. The applicable rate was 6.07% as of September 30, 2002. As a result of these swaps, we realized interest savings of $3.1 million during the nine months ended September 30, 2002.

      We had $97.2 million of commitments for capital expenditures at September 30, 2002, that are primarily related to acquiring additional coal reserves and mining equipment. The majority of these commitments relate to spending targeted for 2003. Total capital expenditures for calendar year 2002 are expected to range from $180 million to $200 million, and have been and will be primarily used to acquire additional low sulfur coal reserves, develop existing reserves, replace or add equipment and fund cost reduction initiatives. We anticipate funding capital expenditures primarily through operating cash flow. We believe the risk of generating lower than anticipated operating cash flow in 2002 is reduced by our high level of sales commitments (all of 2002 planned production is committed) and lower borrowing costs as a result of our significant debt reductions in 2001.

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

      On October 25, 2002, the EITF rescinded EITF Issue No. 98-10. The effects of the rescission are discussed in Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Trading Activities

      We market and trade coal and emission allowances. These activities give rise to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. We actively measure, monitor and adjust traded position levels to remain within risk limits prescribed by management. For example, we have policies in place that limit the amount of total exposure we may assume at any point in time.

      We account for coal and emission allowance trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, futures, options and swaps, at market value in the consolidated financial statements.

      We perform a value at risk analysis on our trading portfolio, which includes over-the-counter and brokerage trading of coal and emission allowances. Our value at risk model is based on the industry standard risk-metrics variance/co-variance approach. This captures our exposure related to both option and forward positions. Our value at risk model assumes a 15-day holding period and a 95% one-tailed confidence interval.

      The use of value at risk allows management to aggregate pricing risks across products in the portfolio, compare risk on a consistent basis and identify the drivers of risk. Due to the subjectivity in the choice of the liquidation period, reliance on historical data to calibrate the models and the inherent limitations in the value at risk methodology, including the use of delta/gamma adjustments related to options, we perform regular stress, back testing and scenario analysis to estimate the impacts of market changes on the value of the portfolio. The results of these analyses are used to supplement the value at risk methodology and identify additional market-related risks.

      During the nine months ended September 30, 2002, the low, high and average values at risk for our coal trading portfolio were $0.3 million, $3.9 million and $1.9 million, respectively. Our emission allowance value at risk averaged $0.1 million during the nine months ended September 30, 2002, and did not exceed $0.2 million during that period. Fifty-five percent of the value of our trading portfolio is scheduled to be realized by the end of calendar year 2003, and 94% of the value of our trading portfolio is scheduled to be realized by the end of calendar year 2004.

      We also monitor other types of risk associated with our coal and emission allowance trading activities, including credit, market liquidity and counterparty nonperformance.

Non-trading Activities

      We manage our commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We currently have sales commitments for all of our planned calendar 2002 production.

      Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. We, through our suppliers, utilize forward contracts to manage the exposure related to this volatility.

      We have exposure to changes in interest rates due to our existing level of indebtedness. As of September 30, 2002, after taking into consideration the effects of interest rate swaps, we had $734.4 million of fixed-rate borrowings and $313.4 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $3.1 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $36.6 million decrease in the fair value of these borrowings.

ITEM 4. CONTROLS AND PROCEDURES.

      The Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls and procedures within 90 days of the filing of this report and have concluded that there are no significant deficiencies or material weaknesses. There have been no significant changes in our internal controls or in other factors subsequent to the date of our most recent evaluation that could significantly affect these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Navajo Nation

      See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings brought against us by the Navajo Nation and Hopi Tribe.

Salt River Project Agricultural Improvement and Power District-Price Review

      See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal and arbitration proceedings involving the Salt River Project Agricultural Improvement and Power District.

Southern California Edison Company

      See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings and a mediated settlement agreement reached with Southern California Edison Company.

Social Security Administration

      See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings involving the Social Security Administration.

Indiana Michigan Power Company

      On September 27, 2001, our subsidiaries, Caballo Coal Company and Peabody COALSALES Company, filed suit in the U.S. District Court for the Eastern District of Missouri against Indiana Michigan Power Company, AEP Energy Services, Inc. and American Electric Power Service Corporation. Our subsidiaries contend that Indiana Michigan Power and American Electric Power Service Corporation breached their obligations under a coal supply agreement dated January 17, 1974. The agreement provides for a price renegotiation every five years. Our subsidiaries called for a price renegotiation in 2001, effective for coal delivered during 2002 through 2006. Our subsidiaries assert that Indiana Michigan Power and American Electric Power Service Corporation did not negotiate in good faith in that they did not submit a competitive offer to supply coal, as required under the contract, when they did not accept the $8.35 per ton offer submitted by our subsidiaries. Our subsidiaries are seeking specific performance of the agreement, injunctive relief, declaratory judgment, damages for breach of contract and damages for tortious interference committed by AEP Energy Services. In January 2002, the court denied our motion for a preliminary injunction and the appellate court upheld the denial of that motion.

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

Kentuckians for the Commonwealth v. Rivenburgh

      On May 8, 2002, the U.S. District Court for the Southern District of West Virginia issued an injunction against the U.S. Army Corps of Engineers from issuing any new Section 404 Clean Water Act permits that involved the placement of fill without a primary constructive purpose for the fill. On June 17, 2002, the Court denied a motion for a stay that was filed by a coal association and the federal government. On July 3, 2002, the defendants filed an appeal with the Fourth Circuit Court of Appeals. This decision has had no immediate impact on our operations. However, if it is not reversed, it may affect our subsidiaries' ability to extend the life of their preparation plants or open new mines in the future. If the decision is not reversed, our current operations would be unaffected for approximately five years.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Please see Note 4 to the accompanying unaudited condensed consolidated financial statements (in Part I, Item 1 of this report) related to the adoption by our Board of Directors of a preferred share purchase rights plan.

ITEM 5. OTHER INFORMATION.

Thoroughbred Energy Campus

      On October 11, 2002, Kentucky's air quality agency issued an air permit for the Thoroughbred Energy Campus, our proposed 1,500 megawatt coal-fueled generating station to be built in western Kentucky. On November 12, 2002, two environmental groups filed an administrative challenge to the permit and have sought to have the permit revoked. We will participate in the administrative hearing since we believe that the permit was properly issued.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      See Exhibit Index at page 35 of this report.


(b)   Reports on Form 8-K

      On July 19, 2002, we filed a Form 8-K, under Item 5, Other Events and Regulation FD Disclosure, announcing our issuance of a press release concerning earnings per share for the quarter ended June 30, 2002 and revised guidance on Adjusted EBITDA and earnings per share for the year ended December 31, 2002.

      On July 22, 2002, we filed a Form 8-K, under item 5, Other Events and Regulation FD Disclosure, announcing our issuance of a press release regarding a favorable arbitration ruling related to pricing of our coal sales to the Navajo Generating Station in Page, Arizona.

      On July 23, 2002, we filed a Form 8-K, under Item 5, Other Events, announcing that the Board of Directors of the Company adopted a preferred share purchase rights plan, as discussed in Note 4 to the accompanying condensed consolidated financial statements.

      On October 17, 2002, we filed a Form 8-K, under Item 5, Other Events and Regulation FD Disclosure, announcing our issuance of a press release concerning Adjusted EBITDA and earnings per share for the quarter ended December 31, 2002 and revised guidance on Adjusted EBITDA and earnings per share for the year ended December 31, 2002.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      PEABODY ENERGY CORPORATION

Date: November 14, 2002               By:                 RICHARD A. NAVARRE
                                          --------------------------------------------------
                                                       Richard A. Navarre
                                      Executive Vice President and Chief Financial Officer
                                                  (Principal Financial Officer)

                                  CERTIFICATION

I, Irl F. Engelhardt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peabody Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                        IRL F. ENGELHARDT
                                                        -----------------------
                                                        Irl F. Engelhardt,
                                                        Chief Executive Officer

                                  CERTIFICATION

I, Richard A. Navarre, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peabody Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                RICHARD A. NAVARRE
                                                -------------------------------
                                                Richard A. Navarre
                                                Executive Vice President and
                                                Chief Financial Officer

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

       3.2*          Amended and Restated By-Laws of the Company

       4.23          Rights Agreement, dated as of July 24, 2002, between the
                     Company and EquiServe Trust Company, N.A., as Rights Agent
                     (which includes the form of Certificate of Designations of Series A Junior Preferred Stock of the Company as Exhibit
                     A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit
                     C). (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, filed on July
                     24, 2002.)

       4.24*         Seventh Supplemental Senior Note Indenture dated as of
                     August 14, 2002 among the Registrant, each Senior Note
                     Guarantor (as defined in the Senior Note Indenture) and
                     State Street Bank and Trust Company, as Senior Note Trustee

       4.25* Seventh Supplemental Senior Subordinated Note Indenture dated as of August 14, 2002 among the Registrant, each Senior Subordinated Note Guarantor (as defined in the
                     Senior Subordinated Note Indenture) and State Street Bank and Trust Company, as Senior Subordinated Note Trustee

       10.29*        Settlement Agreement and Mutual Release as of October 1,
                     2002, by and among Peabody Western Coal Company and
                     Southern California Edison, Salt River Project Agricultural
                     Improvement and Power District, Los Angeles Department of
                     Water and Power and Nevada Power Company

       99.1*         Certification of the September 30, 2002 Quarterly Report on
                     Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002, by Peabody Energy Corporation's Chief
                     Executive Officer

       99.2*         Certification of the September 30, 2002 Quarterly Report on
                     Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002, by Peabody Energy Corporation's Executive Vice
                     President and Chief Financial Officer



*   Filed herewith.