Form 10-Q/A
period 2002-09-30
PEABODY ENERGY CORP
filed 2002-11-18
CIK 1064728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

            Item 1.  Legal Proceedings..................................................................30

            Item 2.  Changes in Securities and Use of Proceeds..........................................31

            Item 5.  Other Information..................................................................31

            Item 6.  Exhibits and Reports on Form 8-K...................................................31

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

      This Form 10-Q/A is hereby filed with respect to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Peabody Energy Corporation filed with the Securities and Exchange Commission on November 14, 2002 to correct an error on page 14 (Footnote 13 in Part I, Item 1) of that report. Page 14 of that report incorrectly included an unaudited supplemental condensed consolidated statement of operations for the nine months ended September 30, 2002, and has been replaced with an unaudited supplemental condensed consolidated statement of operations for the quarter ended September 30, 2002.


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


                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2002
                                 (In thousands)


                                                      Parent          Guarantor     Non-Guarantor
                                                     Company        Subsidiaries    Subsidiaries      Eliminations     Consolidated
                                                   ------------     ------------    -------------     ------------     ------------
Total revenues                                     $         --     $    546,920     $    177,547     $     (9,856)    $    714,611
Costs and expenses
       Operating costs and expenses                          --          446,473          142,832           (9,856)         579,449
       Depreciation, depletion and amortization              --           46,142           12,957               --           59,099
       Selling and administrative expenses                   71           19,661            5,400               --           25,132
       Net gain on property and equipment
          disposals                                          --             (292)             (97)              --             (389)
        Interest expense                                 34,678           24,828            3,923          (37,616)          25,813
        Interest income                                 (17,139)         (21,979)          (4,033)          37,616           (5,535)
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) before income taxes and
    minority interests                                  (17,610)          32,087           16,565               --           31,042
      Income tax provision (benefit)                        947           (1,539)            (873)              --           (1,465)
      Minority interests                                     --               --            3,471               --            3,471
                                                   ------------     ------------     ------------     ------------     ------------
Net income (loss)                                  $    (18,557)    $     33,626     $     13,967     $         --     $     29,036
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


      PEABODY ENERGY CORPORATION

Date: November 15, 2002               By:                 RICHARD A. NAVARRE
                                          --------------------------------------------------
                                                       Richard A. Navarre
                                      Executive Vice President and Chief Financial Officer
                                                  (Principal Financial Officer)

                                  CERTIFICATION

I, Irl F. Engelhardt, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Peabody Energy Corporation;

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

Date: November 15, 2002

                                                        IRL F. ENGELHARDT
                                                        -----------------------
                                                        Irl F. Engelhardt,
                                                        Chief Executive Officer

                                  CERTIFICATION

I, Richard A. Navarre, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Peabody Energy Corporation;

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

Date: November 15, 2002

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

       3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002)

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

       4.24          Seventh Supplemental Senior Note Indenture dated as of
                     August 14, 2002 among the Registrant, each Senior Note
                     Guarantor (as defined in the Senior Note Indenture) and
                     State Street Bank and Trust Company, as Senior Note Trustee
                     (Incorporated by reference to Exhibit 4.24 to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 2002, filed on November 14, 2002)

       4.25 Seventh Supplemental Senior Subordinated Note Indenture dated as of August 14, 2002 among the Registrant, each Senior Subordinated Note Guarantor (as defined in the
                     Senior Subordinated Note Indenture) and State Street Bank and Trust Company, as Senior Subordinated Note Trustee
                     (Incorporated by reference to Exhibit 4.25 to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 2002, filed on November 14, 2002)

       10.29         Settlement Agreement and Mutual Release as of October 1,
                     2002, by and among Peabody Western Coal Company and
                     Southern California Edison, Salt River Project Agricultural
                     Improvement and Power District, Los Angeles Department of
                     Water and Power and Nevada Power Company (Incorporated by reference to Exhibit 10.29 to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002)

       99.1*         Certification of the September 30, 2002 Quarterly Report on
                     Form 10-Q/A, pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002, by Peabody Energy Corporation's Chief
                     Executive Officer

       99.2*         Certification of the September 30, 2002 Quarterly Report on
                     Form 10-Q/A, pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002, by Peabody Energy Corporation's Executive Vice
                     President and Chief Financial Officer



*   Filed herewith.