Form 10-Q
period 2003-03-31
PEABODY ENERGY CORP
filed 2003-05-13
CIK 1064728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 1-16463

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

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of April 30, 2003: Common Stock, par value $0.01 per share, 52,477,020 shares outstanding.

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Condensed Consolidated Statements of Operations for the Quarters
              Ended March 31, 2003 and 2002......................................................    2

              Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and
              December 31, 2002..................................................................    3

              Unaudited Condensed Consolidated Statements of Cash Flows for the Quarters
              Ended March 31, 2003 and 2002......................................................    4

              Notes to Unaudited Condensed Consolidated Financial Statements.....................    5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations.........................................................................   20

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................   24

     Item 4.  Controls and Procedures............................................................   25

PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................................   25

     Item 6.  Exhibits and Reports on Form 8-K...................................................   25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           PEABODY ENERGY CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)

                                                                           Quarter Ended
                                                                             March 31,
                                                                        2003           2002
                                                                    ------------   ------------
REVENUES
   Sales                                                            $    657,829   $    652,283
   Other revenues                                                         23,465         23,483
                                                                    ------------   ------------
      Total revenues                                                     681,294        675,766

COSTS AND EXPENSES
   Operating costs and expenses                                          566,620        536,161
   Depreciation, depletion and amortization                               56,047         58,677
   Asset retirement obligation expense                                     6,490              -
   Selling and administrative expenses                                    25,324         26,283
   Net gain on property and equipment disposals                           (7,718)          (305)
                                                                    ------------   ------------

OPERATING PROFIT                                                          34,531         54,950
   Interest expense                                                       26,152         24,903
   Early debt extinguishment costs                                        21,184              -
   Interest income                                                          (672)          (519)
                                                                    ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES
 AND MINORITY INTERESTS                                                  (12,133)        30,566
   Income tax provision (benefit)                                        (12,246)         4,585
   Minority interests                                                      1,050          3,666
                                                                    ------------   ------------

INCOME (LOSS) BEFORE ACCOUNTING CHANGES                                     (937)        22,315
   Cumulative effect of accounting changes, net of taxes                 (10,144)             -
                                                                    ------------   ------------
NET INCOME (LOSS)                                                   $    (11,081)  $     22,315
                                                                    ============   ============

BASIC EARNINGS PER COMMON SHARE:
   Income (loss) before accounting changes                          $      (0.02)  $       0.43
   Cumulative effect of accounting changes, net of taxes                   (0.19)             -
                                                                    ------------   ------------
   Net income (loss)                                                $      (0.21)  $       0.43
                                                                    ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            52,414,041     52,018,238
                                                                    ============   ============

DILUTED EARNINGS PER COMMON SHARE:
   Income (loss) before accounting changes                          $      (0.02)  $       0.42
   Cumulative effect of accounting changes, net of taxes                   (0.19)             -
                                                                    ------------   ------------
   Net income (loss)                                                $      (0.21)  $       0.42
                                                                    ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            52,414,041     53,731,426
                                                                    ============   ============

DIVIDENDS DECLARED PER SHARE                                        $       0.10   $       0.10
                                                                    ============   ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                                                              (Unaudited)
                                                                            March 31, 2003      December 31, 2002
                                                                            --------------      -----------------
ASSETS
Current assets
   Cash and cash equivalents                                                  $    71,718          $    71,210
   Restricted cash                                                                509,592                    -
   Accounts receivable, less allowance for doubtful accounts of $1,309
    at March 31, 2003 and $1,331 at December 31, 2002                             249,612              153,212
   Materials and supplies                                                          41,623               39,416
   Coal inventory                                                                 206,351              190,272
   Assets from coal and emission allowance trading activities                      42,272               69,898
   Deferred income taxes                                                           10,380               10,361
   Other current assets                                                            16,477               15,554
                                                                              -----------          -----------
      Total current assets                                                      1,148,025              549,923

Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $898,510 at March 31,
 2003 and $858,187 at December 31, 2002                                         4,303,150            4,273,042
Investments and other assets                                                      332,689              317,212
                                                                              -----------          -----------
      Total assets                                                            $ 5,783,864          $ 5,140,177
                                                                              ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term borrowings and current maturities of long-term debt             $    21,522          $    47,515
   Notes called for redemption                                                    465,004                    -
   Liabilities from coal and emission allowance trading activities                 31,012               37,008
   Accounts payable and accrued expenses                                          590,155              547,013
                                                                              -----------          -----------
      Total current liabilities                                                 1,107,693              631,536
Long-term debt, less current maturities                                         1,173,057              981,696
Deferred income taxes                                                             479,661              499,310
Asset retirement obligations                                                      392,205              386,777
Workers' compensation obligations                                                 214,702              209,798
Accrued postretirement benefit costs                                              963,469              959,599
Obligation to industry fund                                                        47,814               49,760
Other noncurrent liabilities                                                      302,462              303,442
                                                                              -----------          -----------
      Total liabilities                                                         4,681,063            4,021,918
Minority interests                                                                 36,821               37,121
Stockholders' equity
   Preferred Stock - $0.01 per share par value; 10,000,000
      shares authorized, no shares issued or outstanding
      as of March 31, 2003 or December 31, 2002                                         -                    -
   Series Common Stock - $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding
      as of March 31, 2003 or December 31, 2002                                         -                    -
   Common Stock - $0.01 per share par value; 150,000,000 shares authorized,
      52,440,718 shares issued and 52,423,513 shares outstanding as of
      March 31, 2003 and 150,000,000 shares authorized, 52,417,483 shares
      issued and 52,400,278 shares outstanding as of December 31, 2002                524                  524
   Additional paid-in capital                                                     958,993              958,567
   Retained earnings                                                              184,536              200,859
   Employee stock loans                                                              (407)              (1,142)
   Accumulated other comprehensive loss                                           (77,623)             (77,627)
   Treasury shares, at cost: 17,205 shares as of March 31, 2003
    and December 31, 2002, respectively                                               (43)                 (43)
                                                                              -----------          -----------
      Total stockholders' equity                                                1,065,980            1,081,138
                                                                              -----------          -----------
         Total liabilities and stockholders' equity                           $ 5,783,864          $ 5,140,177
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

                           PEABODY ENERGY CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                               ------------------------------
                                                                                  2003                 2002
                                                                               ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $ (11,081)           $  22,315
   Cumulative effect of accounting changes, net of taxes                          10,144                    -
                                                                               ---------            ---------
      Income (loss) before accounting changes                                       (937)              22,315
Adjustments to reconcile income (loss) before accounting changes to net cash provided by operating activities:
   Depreciation, depletion and amortization                                       56,047               58,677
   Deferred income taxes                                                         (13,112)               4,585
   Early debt extinguishment costs                                                21,184                    -
   Amortization of debt discount and debt issuance costs                           2,289                2,859
   Net gain on property and equipment disposals                                   (7,718)                (305)
   Minority interests                                                              1,050                3,666
   Changes in current assets and liabilities:
      Accounts receivable                                                        (12,500)             (14,648)
      Materials and supplies                                                      (2,207)              (1,687)
      Coal inventory                                                             (16,079)             (21,833)
      Net assets from coal and emission allowance trading activities             (12,014)              (9,137)
      Other current assets                                                          (659)              (4,185)
      Accounts payable and accrued expenses                                       43,142              (17,851)
   Asset retirement obligations                                                   (2,237)                (265)
   Workers' compensation obligations                                               4,904                1,362
   Accrued postretirement benefit costs                                            5,363                  477
   Obligation to industry fund                                                    (1,946)                (761)
   Other, net                                                                     (7,019)              (1,854)
                                                                               ---------            ---------
      Net cash provided by operating activities                                   57,551               21,415
                                                                               ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development                     (58,844)             (47,064)
Additions to advance mining royalties                                             (2,354)              (2,104)
Investment in joint venture                                                            -                 (475)
Proceeds from property and equipment disposals                                     8,139                  833
                                                                               ---------            ---------
   Net cash used in investing activities                                         (53,059)             (48,810)
                                                                               ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in revolving lines of credit                                         (121,584)              25,000
Proceeds from long-term debt, net of restricted cash proceeds                    591,311                2,375
Payments of long-term debt                                                      (361,915)             (14,687)
Reduction of securitized interests in accounts receivable                        (83,900)                   -
Payment of debt issuance costs                                                   (22,687)                   -
Distributions to minority interests                                               (1,350)              (2,825)
Dividend paid                                                                     (5,242)              (5,202)
Other                                                                              1,014                  227
                                                                               ---------            ---------
   Net cash provided by (used in) financing activities                            (4,353)               4,888
                                                                               ---------            ---------
Effect of exchange rate changes on cash and cash equivalents                         369                    -
Net increase (decrease) in cash and cash equivalents                                 508              (22,507)
Cash and cash equivalents at beginning of year                                    71,210               38,622
                                                                               ---------            ---------
Cash and cash equivalents at end of period                                     $  71,718            $  16,115
                                                                               =========            =========

           See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the "Company") and its controlled affiliates. All significant intercompany transactions, profits and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

          The accompanying condensed consolidated financial statements as of March 31, 2003 and for the quarters ended March 31, 2003 and 2002, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2002 has been derived from the Company's audited consolidated balance sheet. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

(2)  DEBT REFINANCING

     During March 2003, the Company entered into a series of transactions, discussed in detail below, to refinance a substantial portion of its outstanding indebtedness. The refinancing expanded the Company's revolving line of credit capacity and will lower its overall borrowing costs. The Company's total indebtedness (in thousands) consisted of the following at:

                                                                March 31, 2003   December 31, 2002
                                                                --------------   -----------------
Term Loan under Senior Secured Credit Facility                    $  450,000         $        -
6.875% Senior Notes due 2013                                         650,000                  -
9.625% Senior Subordinated Notes to be redeemed May 15, 2003         257,553            391,490
8.875% Senior Notes to be redeemed May 15, 2003                      207,451            316,498
5.0% Subordinated Note                                                76,207             85,055
Senior unsecured notes under various agreements                            -             58,214
Unsecured revolving credit agreement                                       -            116,584
Other                                                                 18,372             61,370
                                                                  ----------         ---------
                                                                  $1,659,583         $1,029,211
                                                                  ==========         ==========

     The following table shows the sources and uses (in thousands), through March 31, 2003, of cash related to the refinancing transactions:

SOURCES:
   Revolving Credit Facility                                          $        -
   Term Loan under Senior Secured Credit Facility                        450,000
   6.875% Senior Notes due 2013                                          650,000
                                                                      ----------
      Total                                                           $1,100,000
                                                                      ==========

USES:
   Repayment of 9.625% Senior Subordinated Notes                      $  133,964
   Repayment of 8.875% Senior Notes                                      109,082
   Repayment of Black Beauty indebtedness                                203,215
   Fees and prepayment premiums paid in connection with refinancing       41,023
   Cash restricted for notes to be redeemed May 15, 2003                 509,592
   Cash                                                                  103,124
                                                                      ----------
      Total                                                           $1,100,000
                                                                      ==========

Use of Proceeds

     The Company has used and will use the $1.1 billion of proceeds from the $450.0 million term loan under its Senior Secured Credit Facility and the $650.0 million in 6.875 % Senior Notes to repay and retire the following indebtedness:

    -    All of its 9.625% Senior Subordinated Notes

    -    All of its 8.875% Senior Notes

    -    Substantially all of Black Beauty's indebtedness

     During March 2003, the Company completed a tender offer to retire $134.0 million of its 9.625% Senior Subordinated Notes and $109.1 million of its 8.875% Senior Notes. In addition, $203.2 million of Black Beauty indebtedness was retired. The Company also incurred cash expenses related to the refinancing and prepayment premiums related to the early extinguishment of debt totaling $41.0 million during the quarter. The remaining 9.625% Senior Subordinated Notes and 8.875% Senior Notes have been called for redemption and will be redeemed on May 15, 2003. The Company's balance sheet at March 31, 2003 reflects $509.6 million in restricted cash that will be used to pay prepayment premiums, accrued interest and the remaining principal balance of $465.0 million of the 9.625% Senior Subordinated Notes and 8.875% Senior Notes (classified on the March 31, 2003 balance sheet as "Notes called for redemption"). The remaining cash proceeds of $103.1 million were temporarily used to reduce the Company's $140.0 million accounts receivable securitization by $83.9 million and for investments in cash equivalents. The reduction in securitized interests in accounts receivable resulted in an $83.9 million increase in accounts receivable as of March 31, 2003. On April 7, 2003, the securitization returned to near its total capacity of $140.0 million as the Company used $90.0 million to acquire the remaining 18.3% of Black Beauty. This acquisition is discussed in Note 10 to the unaudited condensed consolidated financial statements. The Company's new debt instruments are described in greater detail below.

Senior Secured Credit Facility

     On March 21, 2003, the Company entered into a new Senior Secured Credit Facility that consists of a $600.0 million revolving credit facility and a $450.0 million term loan. The new revolving credit facility, which currently bears interest at LIBOR plus 2.0% and expires in March 2008, provides for maximum borrowings and/or letters of credit of $600.0 million. The Company had letters of credit outstanding under the facility of $231.2 million at March 31, 2003, leaving $368.8 million available for borrowing. The new $450.0 million term loan, which is due in March 2010, currently bears interest at LIBOR plus 2.5%. The facility is secured by the capital stock and certain assets of the Company's "restricted subsidiaries" (as defined in the facility). These restricted subsidiaries are guarantors of the facility. Under the facility, the Company must comply with certain financial covenants on a quarterly basis. These covenants include a minimum EBITDA (as defined in the facility) interest coverage ratio, a maximum "total obligations" (as defined in the facility) to EBITDA ratio and a maximum senior secured debt to EBITDA ratio. The Company was in compliance with these covenants as of March 31, 2003.

6.875% Senior Notes due 2013

     On March 21, 2003, the Company issued $650.0 million in senior notes, which bear interest at 6.875% and are due in March 2013. The notes were sold in accordance with Securities and Exchange Commission Rule 144A, and the Company intends to file a registration statement with the Securities and Exchange Commission that will enable the holders of these notes to exchange them for publicly registered notes with substantially the same terms. The notes, which are unsecured, are guaranteed by the Company's "restricted subsidiaries" as defined in the note indenture. The note indenture contains covenants which, among other things, limit the Company's ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make other restricted payments and investments, create liens, sell assets and merge or consolidate with other entities. The notes are redeemable prior to March 15, 2008 at a redemption price equal to 100% of the principal amount plus a make-whole premium (as defined in the indenture) and on or after March 15, 2008 at fixed redemption prices as set forth in the indenture.

Early Debt Extinguishment Costs

     In connection with the refinancing, the Company incurred early debt extinguishment costs of $21.2 million during the quarter ended March 31, 2003. These costs are comprised of the following:

    -    Payment of prepayment premiums and tender fees totaling $18.9 million;

    - A non-cash charge to write-off debt issuance costs associated with the debt extinguished of $8.1 million; and

    - A $5.8 million gain related to the termination and monetization of interest rate swaps associated with the debt extinguished.

     As a result of the adoption on January 1, 2003 of Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," gains or losses on debt extinguishment previously reported as extraordinary items are presented as a component of results from continuing operations unless the extinguishment meets the criteria for classification as an extraordinary item in Accounting Principles Board Opinion No. 30. The effect of the adoption and application of this new standard in 2003 was to decrease income before accounting changes for the quarter by $21.2 million, before taxes. Prior year results of operations included no debt extinguishment costs.

     Upon the redemption and repayment of the remaining 9.625% Senior Subordinated Notes and 8.875% Senior Notes on May 15, 2003, the Company will incur early debt extinguishment costs of approximately $31.1 million, consisting of $21.7 million of prepayment premiums and a non-cash charge to write-off $9.4 million of debt issuance costs associated with the debt to be retired.

(3)  CUMULATIVE EFFECT OF ACCOUNTING CHANGES

     On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

     For the Company, asset retirement obligation expense represents the systematic accretion and depreciation of future mine reclamation costs, which includes the costs to reclaim the land disturbed during the mining process and the removal of mine plant, equipment, transportation and other support facilities.

     SFAS No. 143 requires the fair value of a liability for an asset's retirement obligation to be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

     Under its previous accounting method, the Company accrued the estimated future costs to reclaim the land as the acreage was disturbed at surface mine operations and the estimated costs to reclaim support acreage and to perform other related functions at both surface and underground mines ratably over the lives of the mines.

     Pursuant to the January 1, 2003 adoption of SFAS No. 143, the Company:

         - recognized a credit to income during the first quarter of 2003 of $9.1 million, net of tax, for the cumulative effect of the accounting change;

         - increased total liabilities by $0.5 million to record the asset retirement obligations;

         - increased assets by $18.6 million to add the asset retirement costs to the carrying amount of our mine properties and reflect the incremental amount of reclamation obligations recoverable from third parties; and

         - increased accumulated depreciation, depletion and amortization by $2.9 million for the amount of expense previously recognized.

     Adopting SFAS No. 143 had no impact on the Company's reported cash flows. The Company's reclamation liabilities are unfunded.

     On October 25, 2002, the Emerging Issues Task Force (EITF) rescinded EITF Issue No. 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As a result of the rescission, trading contracts entered into prior to October 25, 2002 that did not meet the definition of a derivative under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) were no longer accounted for on a fair value basis, effective January 1, 2003. The Company recorded a cumulative effect charge in the statement of operations of $20.2 million, net of income taxes, to reverse the unrealized gains and losses on non-derivative energy trading contracts recorded prior to December 31, 2002.

     Effective January 1, 2003, the Company changed its method of amortizing actuarial gains and losses related to net periodic postretirement benefit costs. The Company previously amortized actuarial gains and losses using a 5% corridor with an amortization period of three years. Under the new method, the corridor has been eliminated and all actuarial gains and losses are now amortized over the average remaining service period of active plan participants, which is currently estimated at 9.5 years. The Company considers this method preferable in that the elimination of the corridor allows a closer approximation of the fair value of the liability for postretirement benefit costs, and the amortization of actuarial gains and losses over the average remaining service period provides a better matching of the cost of the associated liability over the working life of the active plan participants. As a result of this change, the Company recognized a $0.9 million cumulative effect gain in the quarter ended March 31, 2003.

     The effect of the changes for the quarter ended March 31, 2003 was to increase income before accounting changes by $5.5 million, or $0.11 per share, net of taxes. The cumulative effect charge of $10.1 million (net of income tax benefit of $6.8 million) to apply retroactively the new methods described above is included in results of operations for the quarter ended March 31, 2003. Below are pro forma net income and earnings per share results for the Company assuming the new methods had been retroactively applied (dollars in thousands, except per share data):

                                              Quarter Ended
                                                March 31,
                                       ---------------------------
                                           2003           2002
                                       ------------   ------------
Net income (loss):
      As reported                      $    (11,081)  $     22,315
      Pro forma                                (937)        18,314

Basic earnings (loss) per share:
      As reported                      $      (0.21)  $       0.43
      Pro forma                               (0.02)          0.35

Diluted earnings (loss) per share:
      As reported                      $      (0.21)  $       0.42
      Pro forma                               (0.02)          0.34

(4)  COAL INVENTORY

     Inventories consisted of the following (dollars in thousands) at:

                                March 31,    December 31,
                                  2003          2002
                              ------------   ------------
Raw coal                      $     17,965   $     18,076
Work in process                    147,068        143,963
Saleable coal                       41,318         28,233
                              ------------   ------------
   Total                      $    206,351   $    190,272
                              ============   ============

(5)  ASSETS AND LIABILITIES FROM COAL AND EMISSION ALLOWANCE TRADING ACTIVITIES

     On October 25, 2002, the EITF rescinded EITF Issue No. 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As a result of the rescission, trading contracts entered into prior to October 25, 2002 that did not meet the definition of a derivative under SFAS No. 133 (as amended) were no longer accounted for on a fair value basis effective January 1, 2003. The Company recorded a cumulative effect charge of $20.2 million, net of income taxes, in the quarter ended March 31, 2003 to reverse the net unrealized gains on non-derivative energy trading contracts recorded prior to December 31, 2002. Substantially all of these non-derivative energy trading contracts will settle in 2003 and 2004.

     The fair value of coal trading derivatives as of March 31, 2003, are set forth below (dollars in thousands):

                                          Fair Value
                                 ---------------------------
                                    Assets      Liabilities
                                 ------------   ------------
Forward contracts                $     39,265   $     29,608
Option contracts                        3,007          1,404
                                 ------------   ------------
   Total                         $     42,272   $     31,012
                                 ============   ============

     All of the contracts in the Company's trading portfolio as of March 31, 2003 were valued utilizing prices from over-the-counter market sources, adjusted for contract duration and coal quality.

     As of March 31, 2003, the timing of the estimated future realization of the value of the Company's trading portfolio was as follows:

 Year of             Percentage
Expiration          of Portfolio
----------          ------------
2003                    34%
2004                    63%
2005                     2%
2006                     1%
                       ---
                       100%
                       ===

     At March 31, 2003, 44% of the Company's credit exposure related to coal and emission allowance trading activities was with counterparties that are investment grade. Where practical, the Company takes steps to reduce its credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk, as determined by the Company's credit management function, of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for the Company's benefit to fund the payments required under existing contracts. To further reduce credit exposure in its trading business, the Company also seeks to enter into netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties.

     The Company's coal trading operations traded 16.6 million tons and 28.2 million tons for the quarters ended March 31, 2003 and 2002, respectively.

(6)  EARNINGS PER SHARE

     A reconciliation of weighted average shares outstanding follows:

                                                                            Quarter Ended
                                                                              March 31,
                                                                      -------------------------
                                                                         2003           2002
                                                                      ----------     ----------
Weighted average shares outstanding - basic                           52,414,041     52,018,238
Dilutive impact of stock options                                               -      1,713,188
                                                                      ----------     ----------
Weighted average shares outstanding - diluted                         52,414,041     53,731,426
                                                                      ==========     ==========

Stock Compensation

     The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its equity incentive plans. The Company recorded $0.1 million of compensation expense for granted stock options during each of the quarters ended March 31, 2003 and 2002. The following table reflects pro forma net income (loss) and basic and diluted earnings (loss) per share had compensation cost been determined for the Company's non-qualified and incentive stock options based on the fair value at the grant dates consistent with the methodology set forth under SFAS No. 123, "Accounting for Stock-Based Compensation"(dollars in thousands, except per share data):

                                                     Quarter Ended
                                                       March 31,
                                              ---------------------------
                                                  2003          2002
                                              ------------   ------------
Net income (loss):
      As reported                             $    (11,081)  $     22,315
      Pro forma                                    (12,613)        21,104

Basic earnings (loss) per share:
      As reported                             $      (0.21)  $       0.43
      Pro forma                                      (0.24)          0.41

Diluted earnings (loss) per share:
      As reported                             $      (0.21)  $       0.42
      Pro forma                                      (0.24)          0.39

(7)  COMPREHENSIVE INCOME

     The following table sets forth the components of comprehensive income
(loss) for the quarters ended March 31, 2003 and 2002 (dollars in thousands):

                                                Quarter Ended March 31,
                                              ---------------------------
                                                  2003           2002
                                              ------------   ------------
Net income (loss)                             $    (11,081)  $     22,315
Foreign currency translation adjustment                  4              -
                                              ------------   ------------
Comprehensive income (loss)                   $    (11,077)  $     22,315
                                              ============   ============

(8)  SEGMENT INFORMATION

     The Company reports its operations primarily through the following reportable operating segments: "U.S. Mining," "Trading and Brokerage," and "Australian Mining Operations." The principal business of the U.S. Mining segment is mining, preparation and sale of its steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The Trading and Brokerage segment's principal business is the marketing and trading of coal and emission allowances. The Australian Mining Operations segment consists of the operations of Allied Queensland Coalfields Party Limited. This segment's principal business is the same as the U.S. Mining Segment. "Corporate and Other" consists primarily of corporate overhead not directly attributable to the U.S. Mining or Trading and Brokerage operating segments, and resource management activities. In some cases, the Company's brokerage operation acts as the sales agent for the U.S. and Australian Mining Operations. For purposes of the presentation below, intercompany sales between the mining operations and Trading and Brokerage Operations have been eliminated, and the third party sales are reflected in the mining operations' revenues.

     The U.S. Mining segment results below also include costs related to past mining activities and a portion of consolidated net gains on property disposals. Past mining activities and net gains on property disposals are discussed separately from U.S. Mining results in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Operating segment results for the quarters ended March 31, 2003 and 2002 are as follows (dollars in thousands):

                                               Quarter Ended
                                                 March 31,
                                        ---------------------------
                                            2003          2002
                                        ------------   ------------
Revenues:
   U.S. Mining                          $    570,489   $    614,491
   Trading and Brokerage                     100,777         54,551
   Australian Mining Operations                6,362              -
   Corporate and Other                         3,666          6,724
                                        ------------   ------------
      Total                             $    681,294   $    675,766
                                        ============   ============

Operating Profit:
   U.S. Mining                          $     30,802   $     68,120
   Trading and Brokerage                      16,966         11,247
   Australian Mining Operations                1,712              -
   Corporate and Other                       (14,949)       (24,417)
                                        ------------   ------------
      Total                             $     34,531   $     54,950
                                        ============   ============

     A reconciliation of segment operating profit to consolidated income (loss) before income taxes follows (dollars in thousands):

                                                   Quarter Ended
                                                     March 31,
                                            ---------------------------
                                                2003           2002
                                            ------------   ------------
Total segment operating profit              $     34,531   $     54,950
   Interest expense                               26,152         24,903
   Early debt extinguishment costs                21,184              -
   Interest income                                  (672)          (519)
   Minority interests                              1,050          3,666
                                            ------------   ------------
Income (loss) before income taxes           $    (13,183)  $     26,900
                                            ============   ============

(9)  COMMITMENTS AND CONTINGENCIES

Environmental

     Environmental claims have been asserted against a subsidiary of the Company at 22 sites in the United States. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes. The majority of these sites are related to activities of former subsidiaries of the Company.

     The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in the estimation of liabilities recorded on its consolidated balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded as part of "Accrued reclamation and other environmental liabilities" were $40.3 million and $42.1 million at March 31, 2003 and December 31, 2002, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.

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

     On February 22, 2002, the Company's subsidiaries filed in the U.S. District Court for the District of Columbia a motion for leave to file an amended answer and conditional counterclaim. The counterclaim is conditional because the Company's subsidiaries contend that the lease provisions the Navajo Nation seeks to invalidate have previously been upheld in an arbitration proceeding and are not subject to further litigation. On March 4, 2002, the Company's subsidiaries filed in the U.S. District Court for the District of Columbia a motion to transfer that case to Arizona or, alternatively, to stay the District of Columbia litigation. The District of Columbia District Court denied the Company's subsidiaries' motion for a stay and the subsidiaries appealed that ruling to the District of Columbia Court of Appeals. On April 23, 2003, the appellate court denied the appeal.

     On March 4, 2003, the U.S. Supreme Court issued a ruling in a companion lawsuit involving the Navajo Nation and the United States. The Court rejected the Navajo Nation's allegation that the U.S. breached its trust responsibilities to the Tribe in approving the coal lease amendments and was liable for money damages. On May 2, 2003, the Company's subsidiaries filed a renewed motion to dismiss the Navajo Nation's lawsuit against them based on the Supreme Court's decision.

     While the outcome of litigation is subject to uncertainties, based on the Company's preliminary evaluation of the issues and their potential impact on the Company, the Company believes this matter will be resolved without a material adverse effect on the Company's financial condition, results of operations or cash flows.

Mohave Generating Station

     Peabody Western has a long-term coal supply agreement with the owners of the Mohave Generating Station that expires on December 31, 2005. There is a dispute with the Hopi Tribe regarding the use of groundwater in the transportation of the coal by pipeline to the Mohave plant. Also, Southern California Edison (the majority owner and operator of the plant) is involved in a California Public Utilities Commission proceeding related to recovery of future capital expenditures for new pollution abatement equipment for the station. The operator has stated that it expects to idle the plant for at least 12 to 18 months beginning in 2006. The Company is in active discussions to resolve the complex issues critical to the continuation of the operation of the Mohave Generating Station and the renewal of the coal supply agreement after December 31, 2005. There is no assurance that the issues critical to the continued operation of the Mohave plant will be resolved. If these issues are not resolved in a timely manner, the operation of the Mohave plant will cease or be suspended on December 31, 2005. The Mohave plant is the sole customer of the Black Mesa Mine, which sold 4.6 million tons of coal in 2002.

Citizens Power

     In connection with the August 2000 sale of the Company's former subsidiary, Citizens Power LLC, the Company has indemnified the buyer, Edison Mission Energy, from certain losses resulting from specified power contracts and guarantees. Should a party to one of these agreements fail to perform, the Company would be required to reimburse the buyer for any losses incurred as a result of any non-performance that meets the requirements set forth in the indemnity.

     During the period that Citizens Power was owned by the Company, Citizens Power guaranteed the obligations of two affiliates to make payments to third parties for power delivered under fixed-priced power sales agreements with terms that extend through 2008. Edison Mission Energy has stated and the Company believes there will be sufficient cash flow to pay the power suppliers assuming timely payment by the power purchasers. The power purchasers have made timely payments to the Citizens Power affiliates and Edison Mission Energy has not made a claim against the Company under the indemnity.

     Also during the ownership period, Citizens Power indemnified a utility against decreases in the value of power deliveries as a result of the implementation of a location-based pricing system in the New England Power Pool in connection with a power supply agreement that runs through 2016. Citizens Power's successor, an Edison Mission Energy subsidiary, is negotiating with the utility a methodology to calculate decreases in value and the Company is in agreement with the mitigation approach being negotiated by the successor. Edison Mission Energy has not made a claim against the Company under the indemnity.

     Due to the length and specific requirements of the contracts covered by the indemnity, the Company cannot reasonably estimate its future exposure, if any, under the indemnity.

Other

     In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

     At March 31, 2003, purchase commitments for capital expenditures were approximately $73.9 million.

(10) SUBSEQUENT EVENTS

     On April 7, 2003, the Company purchased the remaining 18.3% of Black Beauty Coal Company and affiliated entities for $90.0 million and contingent consideration. The additional consideration is contingent on Black Beauty's achievement of certain levels of operating profit in 2003 and 2004, as set forth in the purchase and sale agreement. As a result of the acquisition, the Company now owns 100% of Black Beauty Coal Company. The acquisition will be accounted for as a purchase.

     On May 7, 2003, certain shareholders of the Company, including the Company's largest shareholder, Lehman Brothers Merchant Banking Partners II L.P. and affiliates (collectively "Lehman Brothers") sold 5,750,000 shares of common stock, including an over-allotment option of 750,000 shares. The selling shareholders received all net proceeds. The Company did not sell any shares through the offering. Lehman Brothers sold, in the aggregate, 5,617,825 shares in the offering, and their beneficial ownership of the Company declined from 41% to 30%.

(11) RELATED PARTY TRANSACTIONS

     As discussed in note 2 to the unaudited condensed consolidated financial statements, the Company refinanced a substantial portion of its indebtedness by entering into a new Senior Secured Credit Facility and issuing new Senior Notes. Based upon a competitive bidding process conducted by members of management and reviewed by members of the Company's Board of Directors not affiliated with Lehman Brothers, the Company appointed Wachovia Securities, Inc., Fleet Securities, Inc. and Lehman Brothers as lead arrangers for the Senior Secured Credit Facility, and Lehman Brothers and Morgan Stanley as joint book running managers for the Senior Notes. Lehman Brothers received total fees of $7.4 million for their services in connection with the refinancing; such fees were consistent with the fees paid to other parties to the transaction for their respective services.

     In May 2003, Lehman Brothers served as the lead underwriter in connection with the secondary offering discussed in Note 10 above, and Lehman Brothers' fees for their services were paid by the selling shareholders and not by the Company. The Company paid incidental expenses customarily incurred by a registering company in connection with the secondary offering.

(12) SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

     In accordance with the indentures governing the 6.875% Senior Notes, 8.875% Senior Notes and 9.625% Senior Subordinated Notes, certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes and Senior Subordinated Notes on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes and Senior Subordinated Notes. The following unaudited condensed historical financial statement information is provided for such Guarantor/Non-Guarantor Subsidiaries. Black Beauty is included in these supplemental financial statements as a Non-Guarantor subsidiary. After the Company's acquisition on April 7, 2003 of the remaining 18.3% of Black Beauty, this subsidiary will become a Guarantor subsidiary of all of the indebtedness listed above. Black Beauty represents a significant portion of the Non-Guarantor results of operations, financial position and cash flows presented below.

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2003
                                 (In thousands)

                                                Parent     Guarantor    Non-Guarantor
                                               Company    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              ---------   ------------  -------------   ------------   ------------
Total revenues                                $       -    $ 499,727      $ 188,231      $  (6,664)     $ 681,294
Costs and expenses
   Operating costs and expenses                       -      420,553        152,731         (6,664)       566,620
   Depreciation, depletion and amortization           -       41,354         14,693              -         56,047
   Asset retirement obligation expense                -        5,896            594              -          6,490
   Selling and administrative expenses              165       21,900          3,259              -         25,324
   Net gain on property and equipment
    disposals                                         -       (7,606)          (112)             -         (7,718)
   Interest expense                              35,274       24,882          3,224        (37,228)        26,152
   Debt extinguishment costs                     13,835            -          7,349              -         21,184
   Interest income                              (17,220)     (17,410)        (3,270)        37,228           (672)
                                              ---------    ---------      ---------      ---------      ---------
Income (loss) before income taxes and
 minority interests                             (32,054)      10,158          9,763              -        (12,133)
   Income tax provision (benefit)               (13,158)      (2,009)         2,921              -        (12,246)
   Minority interests                                 -            -          1,050              -          1,050
   Cumulative effect of accounting changes,
    net of taxes                                  6,762      (13,831)        (3,075)             -        (10,144)
                                              ---------    ---------      ---------      ---------      ---------
Net income (loss)                             $ (12,134)   $  (1,664)     $   2,717      $       -      $ (11,081)
                                              =========    =========      =========      =========      =========

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002
                                 (In thousands)

                                                Parent     Guarantor     Non-Guarantor
                                               Company    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                              ---------   ------------   -------------    ------------    ------------
Total revenues                                $       -    $ 523,671       $ 167,686       $ (15,591)      $ 675,766
Costs and expenses
   Operating costs and expenses                       -      418,235         133,517         (15,591)        536,161
   Depreciation, depletion and amortization           -       46,364          12,313               -          58,677
   Selling and administrative expenses              161       21,436           4,686               -          26,283
   Net gain on property and equipment
      disposals                                       -         (180)           (125)              -            (305)
   Interest expense                              33,862       24,525           3,821         (37,305)         24,903
   Interest income                              (17,158)     (16,870)         (3,796)         37,305            (519)
                                              ---------    ---------       ---------       ---------       ---------
Income (loss) before income taxes and
 minority interests                             (16,865)      30,161          17,270               -          30,566
   Income tax provision (benefit)                (2,530)       4,453           2,662               -           4,585
   Minority interests                                 -            -           3,666               -           3,666
                                              ---------    ---------       ---------       ---------       ---------
Net income (loss)                             $ (14,335)   $  25,708       $  10,942       $       -       $  22,315
                                              =========    =========       =========       =========       =========

                           PEABODY ENERGY CORPORATION
          UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2003
                                 (In thousands)

                                                      Parent      Guarantor    Non-Guarantor
                                                     Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                   -----------   ------------  -------------   ------------   ------------
ASSETS
Current assets
   Cash and cash equivalents                       $    59,749   $       385    $    11,584    $         -    $    71,718
   Restricted cash                                     509,592             -              -              -        509,592
   Accounts receivable                                       -       109,738        139,874              -        249,612
   Inventories                                               -       225,676         22,298              -        247,974
   Assets from coal and emission allowance
    trading activities                                       -        39,815          2,457              -         42,272
   Deferred income taxes                                     -        10,101            279              -         10,380
   Other current assets                                     28        10,673          5,776              -         16,477
                                                   -----------   -----------    -----------    -----------    -----------
      Total current assets                             569,369       396,388        182,268              -      1,148,025
Property, plant, equipment and mine
 development - at cost                                       -     4,639,997        561,663              -      5,201,660
Less accumulated depreciation,
 depletion and amortization                                  -      (784,177)      (114,333)             -       (898,510)
                                                   -----------   -----------    -----------    -----------    -----------
Property, plant, equipment and
 mine development, net                                       -     3,855,820        447,330              -      4,303,150
Investments and other assets                         3,513,454       228,025         53,698     (3,462,488)       332,689
                                                   -----------   -----------    -----------    -----------    -----------
      Total assets                                 $ 4,082,823   $ 4,480,233    $   683,296    $(3,462,488)   $ 5,783,864
                                                   ===========   ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term borrowings and current
    maturities of long-term debt                   $     4,500   $    10,303    $     6,719    $         -    $    21,522
   Notes called for redemption                         465,004             -              -              -        465,004
   Payables and notes payable to affiliates, net     1,353,360    (1,588,876)       235,516              -              -
   Liabilities from coal and emission allowance
    trading activities                                       -        31,012              -              -         31,012
   Accounts payable and accrued expenses                20,194       501,533         68,428              -        590,155
                                                   -----------   -----------    -----------    -----------    -----------
      Total current liabilities                      1,843,058    (1,046,028)       310,663              -      1,107,693
Long-term debt, less current maturities              1,095,500        67,098         10,459              -      1,173,057
Deferred income taxes                                        -       475,333          4,328              -        479,661
Other noncurrent liabilities                               662     1,899,212         20,778              -      1,920,652
                                                   -----------   -----------    -----------    -----------    -----------
      Total liabilities                              2,939,220     1,395,615        346,228              -      4,681,063
Minority interests                                           -             -         36,821              -         36,821
Stockholders' equity                                 1,143,603     3,084,618        300,247     (3,462,488)     1,065,980
                                                   -----------   -----------    -----------    -----------    -----------
      Total liabilities and stockholders'
       equity                                      $ 4,082,823   $ 4,480,233    $   683,296    $(3,462,488)   $ 5,783,864
                                                   ===========   ===========    ===========    ===========    ===========

                           PEABODY ENERGY CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2002
                                 (In thousands)

                                                      Parent      Guarantor    Non-Guarantor
                                                     Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                   -----------   ------------  -------------   ------------   ------------
ASSETS
Current assets
   Cash and cash equivalents                       $    60,666   $       420    $    10,124    $         -    $    71,210
   Accounts receivable                                     836        62,214         90,162              -        153,212
   Inventories                                               -       211,291         18,397              -        229,688
   Assets from coal and emission
    allowance trading activities                             -        65,153          4,745              -         69,898
   Deferred income taxes                                     -        10,101            260              -         10,361
   Other current assets                                    260         8,381          6,913              -         15,554
                                                   -----------   -----------    -----------    -----------    -----------
      Total current assets                              61,762       357,560        130,601              -        549,923
Property, plant, equipment and mine
 development - at cost                                       -     4,591,811        539,418              -      5,131,229
Less accumulated depreciation, depletion
 and amortization                                            -      (751,627)      (106,560)             -       (858,187)
                                                   -----------   -----------    -----------    -----------    -----------
Property, plant, equipment and mine
 development, net                                            -     3,840,184        432,858              -      4,273,042
Investments and other assets                         3,448,319       248,778         48,273     (3,428,158)       317,212
                                                   -----------   -----------    -----------    -----------    -----------
      Total assets                                 $ 3,510,081   $ 4,446,522    $   611,732    $(3,428,158)   $ 5,140,177
                                                   ===========   ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term borrowings and current
    maturities of long-term debt                   $         -   $    10,303    $    37,212    $         -    $    47,515
   Payables and notes payable to affiliates, net     1,626,695    (1,643,593)        16,898              -              -
   Liabilities from coal and emission
    allowance trading activities                             -        37,008              -              -         37,008
   Accounts payable and accrued expenses                 9,427       479,441         58,145              -        547,013
                                                   -----------   -----------    -----------    -----------    -----------
      Total current liabilities                      1,636,122    (1,116,841)       112,255              -        631,536
Long-term debt, less current maturities                714,571        75,975        191,150              -        981,696
Deferred income taxes                                        -       495,284          4,026              -        499,310
Other noncurrent liabilities                               623     1,898,581         10,172              -      1,909,376
                                                   -----------   -----------    -----------    -----------    -----------
      Total liabilities                              2,351,316     1,352,999        317,603              -      4,021,918
Minority interests                                           -             -         37,121              -         37,121
Stockholders' equity                                 1,158,765     3,093,523        257,008     (3,428,158)     1,081,138
                                                   -----------   -----------    -----------    -----------    -----------
      Total liabilities and stockholders'
       equity                                      $ 3,510,081   $ 4,446,522    $   611,732    $(3,428,158)   $ 5,140,177
                                                   ===========   ===========    ===========    ===========    ===========

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 2003
                                 (In thousands)

                                                                Parent       Guarantor    Non-Guarantor
                                                                Company     Subsidiaries   Subsidiaries   Consolidated
                                                             ------------   ------------  -------------   ------------
Net cash provided by (used in) operating activities          $       (428)  $     71,584   $    (13,605)  $     57,551
                                                             ------------   ------------   ------------   ------------
Additions to property, plant, equipment and
   mine development                                                     -        (39,585)       (19,259)       (58,844)
Additions to advance mining royalties                                   -         (1,536)          (818)        (2,354)
Proceeds from property and equipment disposals                          -          7,762            377          8,139
                                                             ------------   ------------   ------------   ------------
Net cash used in investing activities                                   -        (33,359)       (19,700)       (53,059)
                                                             ------------   ------------   ------------   ------------
Net change in revolving lines of credit                                 -              -       (121,584)      (121,584)
Proceeds from long-term debt, net of restricted
   cash proceeds                                                  590,408              -            903        591,311
Payments of long-term debt                                       (255,094)       (10,356)       (96,465)      (361,915)
Reduction of securitized interests in accounts receivable               -        (83,900)             -        (83,900)
Payment of debt issuance costs                                    (22,687)             -              -        (22,687)
Distributions to minority interests                                     -              -         (1,350)        (1,350)
Dividends paid                                                     (5,242)             -              -         (5,242)
Transactions with affiliates, net                                (308,888)        55,996        252,892              -
Other                                                               1,014              -              -          1,014
                                                             ------------   ------------   ------------   ------------
Net cash provided by (used in) financing activities                  (489)       (38,260)        34,396         (4,353)
                                                             ------------   ------------   ------------   ------------
Effect of exchange rate changes on cash and equivalents                 -              -            369            369
Net increase (decrease) in cash and cash equivalents                 (917)           (35)         1,460            508
Cash and cash equivalents at beginning of period                   60,666            420         10,124         71,210
                                                             ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period                   $     59,749   $        385   $     11,584   $     71,718
                                                             ============   ============   ============   ============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 2002
                                 (In thousands)

                                                                 Parent       Guarantor   Non-Guarantor
                                                                Company     Subsidiaries   Subsidiaries   Consolidated
                                                             ------------   ------------  -------------   ------------
Net cash provided by (used in) operating activities          $       (317)  $    (12,954)  $     34,686   $     21,415
                                                             ------------   ------------   ------------   ------------
Additions to property, plant, equipment and
   mine development                                                     -        (24,622)       (22,442)       (47,064)
Additions to advance mining royalties                                   -         (1,268)          (836)        (2,104)
Investment in joint venture                                             -           (475)             -           (475)
Proceeds from property and equipment disposals                          -            182            651            833
                                                             ------------   ------------   ------------   ------------
Net cash used in investing activities                                   -        (26,183)       (22,627)       (48,810)
                                                             ------------   ------------   ------------   ------------
Net change in revolving line of credit                             25,000              -              -         25,000
Proceeds from long-term debt                                            -          1,153          1,222          2,375
Payments of long-term debt                                              -        (11,177)        (3,510)       (14,687)
Distributions to minority interests                                     -              -         (2,825)        (2,825)
Dividends paid                                                     (5,202)             -              -         (5,202)
Transactions with affiliates, net                                 (36,381)        48,871        (12,490)             -
Other                                                                 227              -              -            227
                                                             ------------   ------------   ------------   ------------
Net cash provided by (used in) financing activities               (16,356)        38,847        (17,603)         4,888
                                                             ------------   ------------   ------------   ------------
Net decrease in cash and cash equivalents                         (16,673)          (290)        (5,544)       (22,507)
Cash and cash equivalents at beginning of period                   28,121          1,018          9,483         38,622
                                                             ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period                   $     11,448   $        728   $      3,939   $     16,115
                                                             ============   ============   ============   ============

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

         -    the pace and extent of the economic recovery;

         -    lower than normal heating and cooling degree days;

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

         -    inflationary trends and interest rates;

         -    the effects of acquisitions or divestitures; and

         -    other factors, including those discussed in "Legal Proceedings."

     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document, the "Risks Relating to Our Company" section of Item 7 of our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and all documents incorporated in this quarterly report by reference. We will not update these statements unless the securities laws require us to do so.

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

     Sales. Sales for the quarter ended March 31, 2003 of $657.8 million were $5.5 million above the prior year quarter, as higher pricing and higher broker sales volume overcame reduced production related to the continued soft economy and customer outages. Heavy snowfall in Appalachia and the Powder River Basin also reduced shipments and disrupted production.

     U.S. mining and broker operations' sales volume of 46.3 million tons for the current quarter was comparable to the 46.5 million tons for the prior year quarter. Lower volume at our U.S. mining operations was offset by higher brokerage volume. Our average sales price increased 1.2% over the prior year quarter. The pricing increase was partially mitigated by sales mix, as higher priced tons in the Appalachia and Midwest regions represented a lower percentage of overall sales in the current year compared to prior year.

     U.S. mining operations sales were $45.6 million below prior year quarter, primarily as a result of lower sales volumes in the Appalachian and Midwest regions. Sales in the Appalachian region were $32.5 million lower than the prior year quarter, primarily due to lower production from geologic difficulties at our Harris mine and lower shipments as a result of heavy snowfall. Midwest sales decreased $8.6 million, primarily due to lower volume as the Highland mine's production has not yet reached levels comparable with production in the prior year quarter at the predecessor Camp No. 11 mine, which ceased operations during the fourth quarter of 2002.

     Sales in the Southwest region decreased $2.7 million primarily due to an outage at a customer plant in the current year quarter. Sales in the Powder River Basin operations decreased $1.8 million as lower volume from decreased production as a result of heavy snowfall was mostly offset by improved pricing in the region during the current year quarter.

     Sales from broker operations increased $44.8 million over the prior year quarter due to higher U.S. and Australian export sales levels. Our Australian Mining Operations, which were acquired in the third quarter of 2002, had sales of $6.4 million for the current year quarter.

     Asset Retirement Obligation Expense. The Company recognized asset retirement obligation expense, discussed in Note 3 to the unaudited condensed consolidated financial statements, of $6.5 million during the current year quarter, comprised of the accretion of the asset retirement obligation liability and the amortization of the asset retirement obligation asset recognized in accordance with SFAS No. 143. Expense in the prior year related to reclamation activities was $4.6 million and was included in "operating costs and expenses" in the statement of operations for the quarter ended March 31, 2002.

     Net Gain on Property and Equipment Disposals. Net gain on property and equipment disposals related to our resource management business increased $7.4 million as a result of the sale of oil and gas rights in Appalachia in the quarter ended March 31, 2003.

     Operating Profit. Operating profit decreased $20.4 million to $34.5 million for the quarter ended March 31, 2003. U.S. mining operations' (excluding operating costs related to past mining activities and net gains on property disposals) operating profit decreased $20.8 million. The decrease was driven by the effects of lower production levels, heavy snowfall and geologic difficulties, discussed in more detail below.

     In the west, the Southwest region's operating profit decreased $3.7 million, as lower repair costs partially offset lower production due to an outage at a customer plant in the current year quarter. The Powder River Basin region's operating profit increased $3.4 million as improved prices and quality premiums offset lower sales and production due to heavy snowfall.

     In the east, the Appalachia region's operating profit decreased $16.5 million due to geologic difficulties and mechanical problems at the Harris Mine, reduced shipments due to heavy snowfall and lower production levels associated with the suspension of operations at the Big Mountain mine for most of the quarter ended March 31, 2003. The Big Mountain mine was reopened late in the quarter. Operating profit in the Midwest region decreased $4.0 million compared to the prior year quarter due to higher fuel costs at our Black Beauty operations and lower volume due to the ramp-up of the Highland No. 9 Mine, which has not reached its full production capacity.

     Operating profit from trading and brokerage operations increased $5.7 million over the prior year quarter, primarily due to higher profit from brokerage activities, combined with favorable pricing movements on the trading portfolio in the current year quarter and the impact of adopting EITF Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

     Operating profit for the current year quarter was also effected by higher net gains on property and equipment disposals of $7.4 million discussed above, asset retirement obligation expense of $6.5 million discussed above and lower selling and administrative expenses of $1.0 million.

     Operating costs related to past mining activities were $7.2 million higher in the current quarter, primarily due to $5.6 million of higher, non-cash retiree healthcare costs, driven by lower discount rate and higher trend rate assumptions in the current year quarter.

     Interest Expense. Interest expense increased $1.2 million over the prior year quarter, to $26.2 million. The increase in interest expense was primarily due to higher costs in the quarter ended March 31, 2003 related to surety bonds and letters of credit used to secure our obligations for reclamation, workers' compensation and lease commitments.

     Early Debt Extinguishment Costs. Pursuant to our debt refinancing transactions discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company incurred early debt extinguishment costs of $21.2 million during the quarter, comprised of $18.9 million of bond premiums paid to retire debt, $8.1 million of debt issuance costs that were written off in conjunction with early extinguishment of existing debt, partially offset by a gain on the termination of related interest rate swaps of approximately $5.8 million.

     Income Taxes. For the quarter ended March 31, 2003, there was an income tax benefit of $12.2 million on a loss before income taxes and minority interests of $12.1 million, compared to income tax expense of $4.6 million on income before income taxes and minority interests of $30.6 million in the prior year quarter. The tax benefit recorded in the first quarter of 2003 as a percentage of pre-tax income is greater than the tax expense recorded in the same quarter for the prior year primarily as a result of the magnitude of the percentage depletion deduction (which is a permanent difference) relative to pre-tax income. We are currently projecting pretax income but also an income tax benefit for the full year. The income tax benefit for the current year quarter results primarily from the magnitude of the percentage depletion deduction and is calculated on a discrete quarterly basis.

     Minority Interests. For the quarter ended March 31, 2003, minority interests expense decreased $2.6 million to $1.1 million. The reduction was due to the purchase of the remaining 25% of Arclar Coal Company in the third quarter of 2002 and the impact of $7.3 million of early debt extinguishment charges incurred at Black Beauty during the quarter.

     Cumulative Effect of Accounting Changes, Net of Taxes. For the quarter ended March 31, 2003, we recognized expense relating to the cumulative effect of accounting changes, net of income taxes, of $10.1 million. This amount represents the aggregate amount of the recognition of accounting changes pursuant to the adoption of SFAS No. 143, the change in method of amortization of actuarial gains and losses related to net periodic postretirement benefit costs and the effect of the rescission of EITF No. 98-10, as discussed in Note 3 to the unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $57.6 million for the quarter ended March 31, 2003, an increase of $36.2 million from the prior year quarter. The improvement was primarily due to improved working capital cash flows in the current year quarter. The current year quarter included a net working capital usage of $0.3 million, compared to a usage of $69.3 million in the prior year quarter. The working capital change was primarily due to an increase in accounts payable and accrued expenses of $43.1 million in the current year quarter, compared to a $17.9 million decrease in the prior year quarter. The remainder of the year-over-year operating cash flow variance primarily related to lower current year income results, after excluding the effects of accounting changes, early debt extinguishment costs and deferred income taxes.

     Net cash used in investing activities was $53.1 million for the quarter ended March 31, 2003, $4.3 million higher than the prior year quarter. Capital expenditures increased $11.7 million, to $58.8 million, in the current year quarter. Higher than normal quarterly capital expenditures were incurred in the quarter ended March 31, 2003 related to the startup of the

Highland No. 9 Mine and the development of a new reserve area at our Federal Mine. Other capital expenditures were primarily for the replacement of mining equipment, the expansion of capacity at certain mines and projects to improve the efficiency of mining operations. Finally, the current year quarter included $7.3 million higher proceeds from property and equipment disposals as a result of the sale of oil and gas rights during the quarter, partially offsetting higher capital spending.

     Net cash used by financing activities was $4.4 million for the quarter ended March 31, 2003, compared with cash provided by financing activities of $4.9 million in the prior year quarter. The current year includes proceeds from long-term debt (net of restricted cash proceeds of $509.6 million) of $591.3 million. These proceeds related to the issuance of $1.1 billion of new debt in connection with the refinancing discussed in Note 2 to the unaudited condensed consolidated financial statements. The $591.3 million of net proceeds were used to repay line of credit borrowings of $121.6 million, to repay long-term debt of $361.9 million, to repurchase interests in accounts receivable previously sold under our accounts receivable securitization program of $83.9 million and to pay $22.7 million in debt issuance costs in connection with the new debt issued. Financing cash flows in both quarters reflect dividends paid of $5.2 million. The prior year also includes net borrowings of $12.7 million.

     As of March 31, 2003 and December 31, 2002, our total indebtedness consisted of the following (dollars in thousands):

                                                                March 31, 2003   December 31, 2002
                                                                --------------   -----------------
Term Loan under Senior Secured Credit Facility                    $  450,000         $        -
6.875% Senior Notes due 2013                                         650,000                  -
9.625% Senior Subordinated Notes to be redeemed May 15, 2003         257,553            391,490
8.875% Senior Notes to be redeemed May 15, 2003                      207,451            316,498
5.0% Subordinated Note                                                76,207             85,055
Senior unsecured notes under various agreements                            -             58,214
Unsecured revolving credit agreement                                       -            116,584
Other                                                                 18,372             61,370
                                                                  ----------         ----------
                                                                  $1,659,583         $1,029,211
                                                                  ==========         ==========

     During the quarter, we completed a comprehensive debt refinancing to lower our borrowing costs, expand our borrowing capacity, extend our debt maturities and simplify our capital structure. A discussion of transactions entered into related to the refinancing and descriptions of the new debt instruments are included in Note 2 to the unaudited condensed consolidated financial statements. Our Senior Secured Credit Facility and 6.875% Senior Notes have been rated
Ba1 and BB-, respectively, by Moody's Investors Service, BB+ and BB- by Standard & Poor's and BB+ and BB by Fitch.

     These security ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

     As of March 31, 2003, there were no outstanding borrowings under the new Revolving Credit Facility. We had letters of credit outstanding under the facility of $231.2 million, leaving $368.8 million available for borrowing. We were in compliance with all of the covenants of the Senior Secured Credit Facility as of March 31, 2003.

     We had $73.9 million of commitments for capital expenditures at March 31, 2003, that are primarily related to acquiring additional coal reserves and mining equipment. The majority of these commitments relate to spending targeted for 2003. Total capital expenditures for calendar year 2003 are expected to range from $175 million to $200 million, and have been and will be primarily used to develop existing reserves, replace or add equipment and fund cost reduction initiatives. We anticipate funding capital expenditures primarily through operating cash flow. We believe the risk of generating lower than anticipated operating cash flow in 2003 is reduced by our high level of sales commitments (approximately 98% of 2003 planned production is committed) and lower future borrowing costs as a result of our recent debt refinancing.

Off-Balance Sheet Arrangements

     In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. The securitization program is currently scheduled to expire in 2007. Under the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit was $52.5 million and $136.4 million as of March 31, 2003 and December 31, 2002, respectively. As discussed in Note 2 to the unaudited condensed consolidated financial statements, utilizing excess proceeds from the refinancing transactions, we significantly reduced outstanding securitized interests in accounts receivable as of March 31, 2003. On April 7, 2003, the securitization returned to near its total capacity of $140.0 million as we used securitization proceeds to fund the acquisition of the remaining 18.3% of Black Beauty. This acquisition is discussed in Note 10 to the unaudited condensed consolidated financial statements.

     There were no other material changes to our off-balance sheet arrangements during the quarter ended March 31, 2003. All off-balance sheet arrangements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure
- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement became effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003 and are included in the Note 6 to the unaudited condensed consolidated financial statements included in this report.

OTHER

Mohave Generating Station

     See Note 9 to the unaudited condensed consolidated financial statements included in this report relating to the potential cessation or suspension of the operations of the Mohave Generating Station on December 31, 2005. The Mohave Generating Station is the sole customer of our Black Mesa Mine, which sold 4.6 million tons of coal in 2002.

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

     We account for coal trading derivatives under SFAS No. 133, which requires us to reflect derivatives, such as forwards, futures, options and swaps, at market value in the consolidated financial statements.

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

     During the quarter ended March 31, 2003, the low, high and average values at risk for our coal trading portfolio were $0.7 million, $1.2 million and $1.0 million, respectively. As of March 31, 2003, 34% of the value of our trading portfolio was scheduled to be realized by the end of calendar year 2003, and 97% of the value of our trading portfolio was scheduled to be realized by the end of calendar year 2004.

     We also monitor other types of risk associated with our coal and emission allowance trading activities, including credit, market liquidity and counterparty nonperformance.

Non-trading Activities

     We manage our commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of March 31, 2003, we had sales commitments for 98% of our planned calendar 2003 production.

     Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. We, through our suppliers, utilize forward contracts to manage the exposure related to this volatility.

     We have exposure to changes in interest rates due to our existing level of indebtedness. As of March 31, 2003, we had $1,204.8 million of fixed-rate borrowings and $454.8 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $4.5 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $47.9 million decrease in the fair value of these borrowings. The fixed rate borrowings of $1,204.8 million include $465.0 million of notes that will be redeemed on May 15, 2003.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Navajo Nation

     See Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings brought against us by the Navajo Nation and Hopi Tribe.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     See Exhibit Index at page 30 of this report.

(b)  Reports on Form 8-K

         On January 17, 2003, we filed a Form 8-K, under Item 5, Other Events and Regulation FD Disclosure, announcing our issuance of a press release regarding two events, an adverse U.S. Supreme Court Ruling and the recognition of certain income tax benefits, that impacted earnings for the fourth quarter of 2002.

         On January 31, 2003, we filed a Form 8-K, under Item 9, Regulation FD Disclosure, announcing our issuance of a press release setting forth our calendar year and fourth quarter 2002 earnings and our 2003 forecast.

         On February 27, 2003, we filed a Form 8-K, under Item 5, Other Events and Regulation FD Disclosure, announcing our issuance of a press release stating the we had commenced an offer to purchase for cash any and all of our $317.1 million outstanding principal amount of 8 7/8% Senior Notes due 2008 and any and all of our $392.2 million outstanding principal amount of 9 5/8% Senior Subordinated Notes due 2008.

         On March 10, 2003, we filed a Form 8-K, under Item 5, Other Events and Regulation FD Disclosure, announcing our issuance of a press release concerning our plan to offer $500 million of Senior Notes due 2013 to certain institutional investors in a transaction that is exempt from the registration requirements of the Securities Act of 1933.

         On March 17, 2003, we filed a Form 8-K, under Item 5, Other Events and Regulation FD Disclosure, announcing our issuance of a press release announcing the pricing of our Senior Notes due 2013 to be sold to certain institutional investors in a transaction that is exempt from the registration requirements of the Securities Act of 1933.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PEABODY ENERGY CORPORATION

Date: May 9, 2003                   By:        /s/ RICHARD A. NAVARRE
                                        ----------------------------------------
                                                 Richard A. Navarre
                                    Executive Vice President and Chief Financial
                                                     Officer
                                           (Principal Financial Officer)

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

Date: May 9, 2003

                                                   /s/ IRL F. ENGELHARDT
                                                   -----------------------------
                                                   Irl F. Engelhardt,
                                                   Chief Executive Officer

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

Date: May 9, 2003

                                                   /s/RICHARD A. NAVARRE
                                                   -----------------------------
                                                   Richard A. Navarre
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
  No.                                                       Description of Exhibit
  ---                                                       ----------------------
3.1             Third Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement No. 333-55412).

3.2             Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

4.26*           Exchange and Registration Rights Agreement as of March 21, 2003, among the Registrant, the Subsidiaries Guarantors from time to time party hereto, and Lehman Brothers Inc. on behalf of the Initial Purchasers.

4.27*           6 7/8% Senior Notes Due 2013 Indenture dated as of March 21, 2003 among the Registrant and U.S. Bank National
                Association (Trustee).

10.43*          Second Amended and Restated Credit Agreement, dated as of March 21, 2003, among the Registrant and Wachovia Bank,
                National Association and Lehman Commercial Paper, Inc. (as Syndication Agents), Fleet Securities, Inc., Wachovia
                Securities, Inc. and Lehman Brothers Inc., (as Arrangers), Fleet National Bank (as Administrative Agent) and Morgan
                Stanley Senior Funding, Inc. and U.S. Bank National Association (as Documentation Agents).

10.44*          Employment Agreement between the Registrant and Fredrick D. Palmer dated as of February 12, 2001.

10.45*          First Amendment to Peabody Energy Corporation Employment Agreement between the Registrant and Fredrick D. Palmer dated as of May 10, 2001.

18.1*           Letter regarding change in accounting principle from Ernst & Young LLP.

99.1*           Certification of the March 31, 2003 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation's Chief Executive Officer.

99.2*           Certification of the March 31, 2003 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation's Executive Vice President and Chief Financial Officer.

*   Filed herewith.