Form 10-Q
period 2003-06-30
PEABODY ENERGY CORP
filed 2003-08-14
CIK 1064728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 1-16463

                           PEABODY ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 13-4004153
--------------------------------------        --------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

       701 MARKET STREET, ST. LOUIS, MISSOURI                 63101-1826
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

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of July 31, 2003: Common Stock, par value $0.01 per share, 54,179,785 shares outstanding.

                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Condensed Consolidated Statements of Operations for the Quarters and
              Six Months Ended June 30, 2003 and 2002............................................      2

              Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
              December 31, 2002..................................................................      3

              Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2003 and 2002.......................................................      4

              Notes to Unaudited Condensed Consolidated Financial Statements.....................      5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations.........................................................................     23

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................     29

     Item 4.  Controls and Procedures............................................................     30

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................................     30

     Item 4.  Submission of Matters to a Vote of Security Holders................................     31

     Item 6.  Exhibits and Reports on Form 8-K...................................................     31

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           PEABODY ENERGY CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)

                                                                           Quarter Ended                  Six Months Ended
                                                                              June 30,                        June 30,
                                                                        2003            2002           2003             2002
                                                                    ------------    ------------    ------------    ------------
REVENUES
       Sales                                                        $    670,962    $    626,295    $  1,328,791    $  1,278,575
       Other revenues                                                     22,283          30,645          45,748          54,131
                                                                    ------------    ------------    ------------    ------------
          Total revenues                                                 693,245         656,940       1,374,539       1,332,706
COSTS AND EXPENSES
       Operating costs and expenses                                      580,003         525,059       1,146,623       1,061,220
       Depreciation, depletion and amortization                           59,518          58,640         115,565         117,317
       Asset retirement obligation expense                                 6,601               -          13,091               -
       Selling and administrative expenses                                28,502          20,777          53,826          47,060
       Net gain on property and equipment disposals                      (11,671)         (2,781)        (19,389)         (3,086)
                                                                    ------------    ------------    ------------    ------------
OPERATING PROFIT                                                          30,292          55,245          64,823         110,195
       Interest expense                                                   28,892          26,038          55,044          50,941
       Early debt extinguishment costs                                    32,329               -          53,513               -
       Interest income                                                    (1,506)           (549)         (2,178)         (1,068)
                                                                    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTERESTS                                                (29,423)         29,756         (41,556)         60,322
       Income tax provision (benefit)                                    (28,777)          1,448         (41,023)          6,033
       Minority interests                                                    658           3,811           1,708           7,477
                                                                    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE ACCOUNTING CHANGES                                   (1,304)         24,497          (2,241)         46,812
       Cumulative effect of accounting changes, net of taxes                   -               -         (10,144)              -
                                                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                                   $     (1,304)   $     24,497    $    (12,385)   $     46,812
                                                                    ============    ============    ============    ============
BASIC EARNINGS PER COMMON SHARE:
       Income (loss) before accounting changes                      $      (0.02)   $       0.47    $      (0.04)   $       0.90
       Cumulative effect of accounting changes, net of taxes                   -               -           (0.20)              -
                                                                    ------------    ------------    ------------    ------------
       Net income (loss)                                            $      (0.02)   $       0.47    $      (0.24)   $       0.90
                                                                    ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            52,751,999      52,122,455      52,583,953      52,070,634
                                                                    ============    ============    ============    ============
DILUTED EARNINGS PER COMMON SHARE:
       Income (loss) before accounting changes                      $      (0.02)   $       0.45    $      (0.04)   $       0.87
       Cumulative effect of accounting changes, net of taxes                   -               -           (0.20)              -
                                                                    ------------    ------------    ------------    ------------
       Net income (loss)                                            $      (0.02)   $       0.45    $      (0.24)   $       0.87
                                                                    ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            52,751,999      53,859,275      52,583,953      53,767,371
                                                                    ============    ============    ============    ============
DIVIDENDS DECLARED PER SHARE                                        $       0.10    $       0.10    $       0.20    $       0.20
                                                                    ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                                                                            (Unaudited)
                                                                                           June 30, 2003     December 31, 2002
                                                                                         -----------------   -----------------
ASSETS
Current assets
      Cash and cash equivalents                                                          $         111,621   $          71,210
      Accounts receivable, less allowance for doubtful accounts of $1,309
         at June 30, 2003 and $1,331 at December 31, 2002                                          125,529             153,212
      Materials and supplies                                                                        42,205              39,416
      Coal inventory                                                                               210,289             190,272
      Assets from coal and emission allowance trading activities                                    47,165              69,898
      Deferred income taxes                                                                         10,412              10,361
      Other current assets                                                                          21,748              15,554
                                                                                         -----------------   -----------------
           Total current assets                                                                    568,969             549,923
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $946,181 at June 30, 2003 and $858,187
   at December 31, 2002                                                                          4,324,727           4,273,042
Investments and other assets                                                                       333,584             317,212
                                                                                         -----------------   -----------------
           Total assets                                                                  $       5,227,280   $       5,140,177
                                                                                         =================   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Short-term borrowings and current maturities of long-term debt                     $          31,867   $          47,515
      Liabilities from coal and emission allowance trading activities                               28,583              37,008
      Accounts payable and accrued expenses                                                        543,047             547,013
                                                                                         -----------------   -----------------
           Total current liabilities                                                               603,497             631,536
Long-term debt, less current maturities                                                          1,171,778             981,696
Deferred income taxes                                                                              451,252             499,310
Asset retirement obligations                                                                       389,838             386,777
Workers' compensation obligations                                                                  214,705             209,798
Accrued postretirement benefit costs                                                               961,368             959,599
Obligation to industry fund                                                                         46,580              49,760
Other noncurrent liabilities                                                                       307,939             303,442
                                                                                         -----------------   -----------------
           Total liabilities                                                                     4,146,957           4,021,918
Minority interests                                                                                   1,581              37,121
Stockholders' equity
      Preferred Stock - $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding
           as of June 30, 2003 or December 31, 2002                                                      -                   -
      Series Common Stock - $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding
           as of June 30, 2003 or December 31, 2002                                                      -                   -
      Common Stock - $0.01 per share par value; 150,000,000 shares authorized,
           53,468,186 shares issued and 53,348,041 shares outstanding as of
           June 30, 2003 and 150,000,000 shares authorized, 52,417,483 shares
           issued and 52,400,278 shares outstanding as of December 31, 2002                            534                 524
      Additional paid-in capital                                                                   975,288             958,567
      Retained earnings                                                                            177,984             200,859
      Employee stock loans                                                                             (27)             (1,142)
      Accumulated other comprehensive loss                                                         (71,527)            (77,627)
      Treasury shares, at cost: 120,145 shares and 17,205 shares as of June 30, 2003
         and December 31, 2002, respectively                                                        (3,510)                (43)
                                                                                         -----------------   -----------------
           Total stockholders' equity                                                            1,078,742           1,081,138
                                                                                         -----------------   -----------------
                Total liabilities and stockholders' equity                               $       5,227,280   $       5,140,177
                                                                                         =================   =================

See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                   ---------------------------
                                                                                       2003           2002
                                                                                   -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $    (12,385)  $     46,812
    Cumulative effect of accounting changes, net of taxes                                10,144              -
                                                                                   ------------   ------------
         Income (loss) before accounting changes                                         (2,241)        46,812
Adjustments to reconcile income (loss) before accounting changes to net cash provided by operating activities:
    Depreciation, depletion and amortization                                            115,565        117,317
    Deferred income taxes                                                               (42,164)         3,582
    Early debt extinguishment costs                                                      53,513              -
    Amortization of debt discount and debt issuance costs                                 4,079          5,100
    Net gain on property and equipment disposals                                        (19,389)        (3,086)
    Minority interests                                                                    1,708          7,477
    Changes in current assets and liabilities:
          Accounts receivable                                                            33,825        (10,219)
          Materials and supplies                                                         (2,789)        (1,239)
          Coal inventory                                                                (20,017)       (27,697)
          Net assets from coal and emission allowance trading activities                (19,336)       (17,700)
          Other current assets                                                           (5,505)        (6,115)
          Accounts payable and accrued expenses                                           1,942        (48,645)
    Asset retirement obligations                                                         (5,033)        (1,460)
    Workers' compensation obligations                                                     4,907          3,548
    Accrued postretirement benefit costs                                                  3,262           (392)
    Obligation to industry fund                                                          (3,180)        (3,983)
    Other, net                                                                             (331)        (2,761)
                                                                                   ------------   ------------
          Net cash provided by operating activities                                      98,816         60,539
                                                                                   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development                            (91,942)      (105,454)
Additions to advance mining royalties                                                    (5,868)        (6,355)
Acquisition, net                                                                        (90,000)       (17,712)
Investment in joint venture                                                                   -           (475)
Proceeds from property and equipment disposals                                           29,054          7,796
                                                                                   ------------   ------------
    Net cash used in investing activities                                              (158,756)      (122,200)
                                                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in revolving lines of credit                                                (121,584)        67,583
Proceeds from long-term debt                                                          1,102,903              -
Payments of long-term debt                                                             (852,667)       (21,377)
Reduction of securitized interests in accounts receivable                                (5,900)             -
Payment of debt issuance costs                                                          (23,670)             -
Distributions to minority interests                                                      (3,085)        (5,402)
Dividends paid                                                                          (10,490)       (10,414)
Proceeds from stock options exercised                                                    11,629            541
Other                                                                                     2,318            923
                                                                                   ------------   ------------
          Net cash provided by financing activities                                      99,454         31,854
                                                                                   ------------   ------------
Effect of exchange rate changes on cash and cash equivalents                                897              -
Net increase (decrease) in cash and cash equivalents                                     40,411        (29,807)
Cash and cash equivalents at beginning of year                                           71,210         38,622
                                                                                   ------------   ------------
Cash and cash equivalents at end of period                                         $    111,621   $      8,815
                                                                                   ============   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the "Company") and its controlled affiliates. All significant intercompany transactions, profits and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

         The accompanying condensed consolidated financial statements as of June 30, 2003 and for the quarters and six months ended June 30, 2003 and 2002, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2002 has been derived from the Company's audited consolidated balance sheet. The results of operations for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

(2)      DEBT REFINANCING

         During March 2003, the Company entered into a series of transactions, discussed in detail below, to refinance a substantial portion of its outstanding indebtedness. The refinancing expanded the Company's revolving line of credit capacity and will lower its overall borrowing costs. The Company's total indebtedness (in thousands) consisted of the following at:

                                                            June 30, 2003     December 31, 2002
                                                          -----------------   -----------------
Term Loan under Senior Secured Credit Facility            $         448,875   $               -
6.875% Senior Notes due 2013                                        650,000                   -
9.625% Senior Subordinated Notes redeemed in 2003                         -             391,490
8.875% Senior Notes redeemed in 2003                                      -             316,498
5.0% Subordinated Note                                               77,197              85,055
Senior unsecured notes under various agreements                           -              58,214
Unsecured revolving credit agreement                                      -             116,584
Other                                                                27,573              61,370
                                                          -----------------   -----------------
                                                          $       1,203,645   $       1,029,211
                                                          =================   =================

The following table shows the sources and uses (in thousands), through June 30, 2003, of cash related to the refinancing transactions:

 Sources:
      Revolving Credit Facility                                            $         -
      Term Loan under Senior Secured Credit Facility                           450,000
      6.875% Senior Notes due 2013                                             650,000
                                                                           -----------
            Total                                                          $ 1,100,000
                                                                           ===========
 Uses:
      Repayment of 9.625% Senior Subordinated Notes                        $   392,219
      Repayment of 8.875% Senior Notes                                         317,098
      Repayment of Black Beauty indebtedness                                   203,215
      Fees and prepayment premiums paid in connection with refinancing          63,667
      Acquisition of 18.3% interest in Black Beauty Coal Company                90,000
      Cash                                                                      33,801
                                                                           -----------
                                                                           $ 1,100,000
                                                                           ===========

Use of Proceeds

         The Company primarily used the $1.1 billion of proceeds from the $450.0 million term loan under its Senior Secured Credit Facility and the $650.0 million in 6.875% Senior Notes to repay and retire the following indebtedness:

-        All of its 9.625% Senior Subordinated Notes

-        All of its 8.875% Senior Notes

-        Substantially all of Black Beauty's indebtedness

         During March 2003, the Company completed a tender offer to retire $134.0 million of its 9.625% Senior Subordinated Notes and $109.1 million of its 8.875% Senior Notes. On May 15, 2003, the remaining $258.2 million of 9.625% Senior Subordinated Notes and $208.0 million of 8.875% Senior Notes were redeemed. Early prepayment premiums of $12.0 million were paid related to the tender offer and early prepayment premiums of $21.7 million were paid in connection with the May 15, 2003 redemption. Also during March 2003, $203.2 million of Black Beauty indebtedness was repaid, along with $6.3 million of related early prepayment premiums.

         In addition to the retirement of the debt described above, the Company paid $23.7 million in fees associated with issuing the new debt instruments. On April 7, 2003, the Company used $90.0 million to acquire the remaining 18.3% of Black Beauty (see Note 4 to the unaudited condensed consolidated financial statements). The remaining cash of $33.8 million was primarily used to pay accrued interest on the debt instruments that were repaid. The Company's new debt instruments are described in greater detail below.

Senior Secured Credit Facility

         On March 21, 2003, the Company entered into a new Senior Secured Credit Facility that consists of a $600.0 million revolving credit facility and a $450.0 million term loan. The new revolving credit facility, which currently bears interest at LIBOR plus 2.0% and expires in March 2008, provides for maximum borrowings and/or letters of credit of $600.0 million. The Company had letters of credit outstanding under the facility of $232.7 million at June 30, 2003, leaving $367.3 million available for borrowing. The new $450.0 million term loan currently bears interest at LIBOR plus 2.5%. Principal of $4.5 million per year, which is paid in quarterly installments, is due through March 31, 2009. The remaining principal of $423.0 million is due in quarterly installments of $105.8 million to be paid from June 30, 2009 through March 31, 2010. The facility is secured by the capital stock and certain assets of the Company's "restricted subsidiaries" (as defined in the facility). These restricted subsidiaries are guarantors of the facility. Under the facility, the Company must comply with certain financial covenants on a quarterly basis. These covenants include a minimum EBITDA (as defined in the facility) interest coverage ratio, a maximum "total obligations" (as defined in the facility) to EBITDA ratio and a maximum senior secured debt to EBITDA ratio. The Company was in compliance with these covenants as of June 30, 2003.

6.875% Senior Notes due 2013

         On March 21, 2003, the Company issued $650.0 million in senior notes, which bear interest at 6.875% and are due in March 2013. The notes were initially sold in accordance with Securities and Exchange Commission Rule 144A, and the Company filed a registration statement in June 2003 with the Securities and Exchange Commission that has enabled the holders of the notes to exchange them for publicly registered notes with substantially the same terms. The notes, which are unsecured, are guaranteed by the Company's "restricted subsidiaries" as defined in the note indenture. The note indenture contains covenants which, among other things, limit the Company's ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make other restricted payments and investments, create liens, sell assets and merge or consolidate with other entities. The notes are redeemable prior to March 15, 2008 at a redemption price equal to 100% of the principal amount plus a make-whole premium (as defined in the indenture) and on or after March 15, 2008 at fixed redemption prices as set forth in the indenture.

Early Debt Extinguishment Costs

         In connection with the refinancing, the Company incurred early debt extinguishment costs during the quarter and six months ended June 30, 2003 of $32.3 million and $53.5 million, respectively. In the quarter ended June 30, 2003, these costs were comprised of the following:

         - the excess of prepayment premiums over the carrying value of the debt retired of $22.9 million; and

         - a non-cash charge to write-off debt issuance costs associated with the debt extinguished of $9.4 million.

         During the six months ended June 30, 2003 these costs were comprised of the following:

         - the excess of prepayment premiums over the carrying value of the debt retired of $41.8 million;

         - non-cash charges to write-off debt issuance costs associated with the debt extinguished of $17.5 million; and

         - a $5.8 million gain related to the termination and monetization of interest rate swaps associated with the debt extinguished.

         As a result of the adoption on January 1, 2003 of Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," gains or losses on debt extinguishment are presented as a component of results from continuing operations unless the extinguishment meets the criteria for classification as an extraordinary item in Accounting Principles Board Opinion No. 30. The effect of the adoption and application of this new standard was to decrease pretax income for the quarter and six months ended June 30, 2003 by $32.3 million and $53.5 million, respectively. Prior year results of operations included no debt extinguishment costs.

(3)      CUMULATIVE EFFECT OF ACCOUNTING CHANGES

         On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

         For the Company, asset retirement obligation expense represents the systematic accretion and depreciation of future mine reclamation costs, which includes the costs to reclaim the land disturbed during the mining process and the removal of mine facilities, equipment, transportation and other support facilities.

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

                  - increased property, plant and equipment by $18.6 million to add the asset retirement costs to the carrying amount of our mine properties and reflect the incremental amount of reclamation obligations recoverable from third parties; and

                  - increased accumulated depreciation, depletion and amortization by $2.9 million for the amount of expense previously recognized.

         Adopting SFAS No. 143 had no impact on the Company's reported cash flows. The Company's reclamation liabilities are unfunded.

         On October 25, 2002, the Emerging Issues Task Force (EITF) rescinded EITF Issue No. 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As a result of the rescission, trading contracts entered into prior to October 25, 2002 that did not meet the definition of a derivative under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) were no longer accounted for on a fair value basis, effective January 1, 2003. In the first quarter of 2003, the Company recorded a cumulative effect charge in the statement of operations of $20.2 million, net of income taxes, to reverse the unrealized gains and losses on non-derivative energy trading contracts recorded prior to December 31, 2002.

         Effective January 1, 2003, the Company changed its method of amortizing actuarial gains and losses related to net periodic postretirement benefit costs. The Company previously amortized actuarial gains and losses using a 5% corridor with an amortization period of three years. Under the new method, the corridor has been eliminated and all actuarial gains and losses are now amortized over the average remaining service period of active plan participants, which is currently estimated at 9.5 years. The Company considers this method preferable in that the elimination of the corridor allows a closer approximation of the fair value of the liability for postretirement benefit costs, and the amortization of actuarial gains and losses over the average remaining service period provides a better matching of the cost of the associated liability over the working life of the active plan participants. As a result of this change, the Company recognized a $0.9 million cumulative effect gain in the first quarter of 2003.

         The effect of the changes for the quarter and six months ended June 30, 2003 was to increase income before accounting changes by $6.6 million, or $0.13 per share, net of income taxes and $12.2 million, or $0.23 per share net of income taxes, respectively. The cumulative effect charge of $10.1 million (net of income tax benefit of $6.8 million) to apply retroactively the new methods described above is included in results of operations for the six months ended June 30, 2003. Below are pro forma net income and earnings per share results for the Company assuming the new methods had been retroactively applied (dollars in thousands, except per share data):

                                                  Quarter Ended               Six Months Ended
                                                     June 30,                     June 30,
                                           ---------------------------   ---------------------------
                                               2003           2002           2003          2002
                                           ------------   ------------   ------------   ------------
Net income (loss):
          As reported                      $     (1,304)  $     24,497   $    (12,385)  $     46,812
          Pro forma                              (1,304)        16,386         (2,241)        34,701

Basic earnings (loss) per share:
          As reported                      $      (0.02)  $       0.47   $      (0.24)  $       0.90
          Pro forma                               (0.02)          0.31          (0.04)          0.67

Diluted earnings (loss) per share:
          As reported                      $      (0.02)  $       0.45   $      (0.24)  $       0.87
          Pro forma                               (0.02)          0.30          (0.04)          0.65

(4)      BUSINESS COMBINATIONS

         On April 7, 2003, the Company purchased the remaining 18.3% of Black Beauty Coal Company and affiliated entities not owned by it for $90.0 million and contingent consideration. The additional consideration is contingent on Black Beauty's achievement of certain levels of operating profit in 2003 and 2004, as set forth in the purchase and sale agreement. As a result of the acquisition, the Company now owns 100% of Black Beauty Coal Company. The acquisition was accounted for as a purchase.

(5)      COAL INVENTORY

         Inventories consisted of the following (dollars in thousands) at:

                         June 30,     December 31,
                          2003           2002
                       ------------   ------------
Raw coal               $     18,422   $     18,076
Work in process             148,534        143,963
Saleable coal                43,333         28,233
                       ------------   ------------
     Total             $    210,289   $    190,272
                       ============   ============

(6)      ASSETS AND LIABILITIES FROM COAL AND EMISSION ALLOWANCE TRADING
ACTIVITIES

         On October 25, 2002, the EITF rescinded EITF Issue No. 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As a result of the rescission, trading contracts entered into prior to October 25, 2002 that did not meet the definition of a derivative under SFAS No. 133 (as amended) were no longer accounted for on a fair value basis effective January 1, 2003. The Company recorded a cumulative effect charge of $20.2 million, net of income taxes, effective January 1, 2003 to reverse the net unrealized gains on non-derivative energy trading contracts recorded prior to December 31, 2002. Substantially all of these non-derivative energy trading contracts will settle in 2003 and 2004.

         The fair value of coal trading derivatives as of June 30, 2003, are set forth below (dollars in thousands):

                              Fair Value
                       -------------------------
                         Assets      Liabilities
                       -----------   -----------
Forward contracts      $    44,853   $    27,224
Option contracts             2,312         1,359
                       -----------   -----------
     Total             $    47,165   $    28,583
                       ===========   ===========

         All of the contracts in the Company's trading portfolio as of June 30, 2003 were valued utilizing prices from over-the-counter market sources, adjusted for contract duration and coal quality.

         As of June 30, 2003, the timing of the estimated future realization of the value of the Company's trading portfolio was as follows:

 Year of                                          Percentage
Expiration                                       of Portfolio
----------                                       ------------
   2003                                               25%
   2004                                               72%
   2005                                                2%
   2006                                                1%
                                                     ---
                                                     100%
                                                     ===

         At June 30, 2003, 69% of the Company's credit exposure related to coal and emission allowance trading activities was with counterparties that are investment grade. Where practical, the Company takes steps to reduce its credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk, as determined by the Company's credit management function, of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for the Company's benefit to fund the payments required under existing contracts. To further reduce credit exposure in its trading business, the Company also seeks to enter into netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties.

         The Company's coal trading operations traded 6.8 million tons and 17.0 million tons for the quarters ended June 30, 2003 and 2002, respectively, and
23.4 million tons and 45.3 million tons for the six months ended June 30, 2003 and 2002, respectively.

(7)      EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

Weighted Average Shares Outstanding

         A reconciliation of weighted average shares outstanding follows:

                                                     Quarter Ended June 30,     Six Months Ended June 30,
                                                     -----------------------    -------------------------
                                                        2003         2002           2003        2002
                                                     ----------   ----------     ----------   ----------
Weighted average shares outstanding - basic          52,751,999   52,122,455     52,583,953   52,070,634
Dilutive impact of stock options                              -    1,736,820              -    1,696,737
                                                     ----------   ----------     ----------   ----------
Weighted average shares outstanding - diluted        52,751,999   53,859,275     52,583,953   53,767,371
                                                     ==========   ==========     ==========   ==========

Stock Compensation

         The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its equity incentive plans. The Company recorded $0.1 million of compensation expense for granted stock options during each of the quarters ended June 30, 2003 and 2002, and $0.2 million and $0.1 million of compensation expense for granted stock options during the six months ended June 30, 2003 and 2002, respectively. The following table reflects pro forma net income (loss) and basic and diluted earnings (loss) per share had compensation cost been determined for the Company's non-qualified and incentive stock options based on the fair value at the grant dates consistent with the methodology set forth under SFAS No. 123, "Accounting for Stock-Based Compensation"(in thousands, except per share data):

                                                Quarter Ended           Six Months Ended
                                                  June 30,                  June 30,
                                           -----------------------   -----------------------
                                              2003         2002         2003         2002
                                           ----------   ----------   ----------   ----------
Net income (loss):
            As reported                    $   (1,304)  $   24,497   $  (12,385)  $   46,812
            Pro forma                          (2,836)      23,297      (15,497)      44,382

Basic earnings (loss) per share:
            As reported                    $    (0.02)  $     0.47   $    (0.24)  $     0.90
            Pro forma                           (0.05)        0.45        (0.29)        0.85

Diluted earnings (loss) per share:
            As reported                    $    (0.02)  $     0.45   $    (0.24)  $     0.87
            Pro forma                           (0.05)        0.43        (0.29)        0.83

Treasury Stock

         During the quarter ended June 30, 2003, the Company received 102,940 shares of common stock as consideration for employees' exercise of stock options. The value of the common stock tendered by employees to exercise stock options was based upon the closing price on the date of the respective transactions. The common stock tender was in accordance with the provisions of the 1998 Stock Purchase and Option Plan, which was previously approved by the Company's Board of Directors.

(8)      COMPREHENSIVE INCOME

         The following table sets forth the components of comprehensive income
(loss) for the quarters and six months ended June 30, 2003 and 2002 (in thousands):

                                                   Quarter Ended       Six Months Ended
                                                     June 30,              June 30,
                                                -------------------   -------------------
                                                  2003       2002       2003       2002
                                                --------   --------   --------   --------
Net income (loss)                               $ (1,304)  $ 24,497   $(12,385)  $ 46,812
Foreign currency translation adjustment            6,096          -      6,100          -
                                                --------   --------   --------   --------
Comprehensive income (loss)                     $  4,792   $ 24,497   $ (6,285)  $ 46,812
                                                ========   ========   ========   ========

(9)      SEGMENT INFORMATION

         The Company reports its operations primarily through the following reportable operating segments: "U.S. Mining," "Trading and Brokerage," and "Australian Mining Operations." The principal business of the U.S. Mining segment is mining, preparation and sale of its steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The Trading and Brokerage segment's principal business is the marketing and trading of coal and emission allowances and contract restructuring activities. The Australian Mining Operations segment consists of the operations of the Wilkie Creek Mine. This segment's principal business is the same as the U.S. Mining Segment. "Corporate and Other" consists primarily of corporate overhead not directly attributable to the U.S. Mining or Trading and Brokerage operating segments, and resource management activities. In some cases, the Company's brokerage operation acts as the sales agent for the U.S. and Australian Mining Operations. For purposes of the presentation below, intercompany sales between the mining operations and Trading and Brokerage Operations have been eliminated, and the third party sales are reflected in the mining operations' revenues.

         The U.S. Mining segment results below also include costs related to past mining activities and a portion of consolidated net gains on property disposals. Past mining activities and net gains on property disposals are discussed separately from U.S. Mining results in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Operating segment results for the quarters and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                           Quarter Ended             Six Months Ended
                                             June 30,                    June 30,
                                     -------------------------   -------------------------
                                        2003          2002          2003          2002
                                     -----------   -----------   -----------   -----------
Revenues:
  U.S. Mining                        $   600,100   $   604,614   $ 1,170,588   $ 1,219,105
  Trading and Brokerage                   81,408        46,189       182,185       100,740
  Australian Mining Operations             6,486             -        12,848             -
  Corporate and Other                      5,251         6,137         8,918        12,861
                                     -----------   -----------   -----------   -----------
            Total                    $   693,245   $   656,940   $ 1,374,539   $ 1,332,706
                                     ===========   ===========   ===========   ===========

Operating Profit:
  U.S. Mining                        $    34,026   $    55,045   $    66,578   $   123,165
  Trading and Brokerage                   13,976        17,013        30,942        28,260
  Australian Mining Operations            (2,533)            -          (821)            -
  Corporate and Other                    (15,177)      (16,813)      (31,876)      (41,230)
                                     -----------   -----------   -----------   -----------
            Total                    $    30,292   $    55,245   $    64,823   $   110,195
                                     ===========   ===========   ===========   ===========

         A reconciliation of segment operating profit to consolidated income
(loss) before income taxes follows (in thousands):

                                                     Quarter Ended           Six Months Ended
                                                       June 30,                  June 30,
                                                -----------------------   -----------------------
                                                   2003         2002         2003         2002
                                                ----------   ----------   ----------   ----------
Total segment operating profit                  $   30,292   $   55,245   $   64,823   $  110,195
         Interest expense                           28,892       26,038       55,044       50,941
         Early debt extinguishment costs            32,329            -       53,513            -
         Interest income                            (1,506)        (549)      (2,178)      (1,068)
         Minority interests                            658        3,811        1,708        7,477
                                                ----------   ----------   ----------   ----------
Income (loss) before income taxes               $  (30,081)  $   25,945   $  (43,264)  $   52,845
                                                ==========   ==========   ==========   ==========

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

         The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in the estimation of liabilities recorded on its consolidated balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded as part of "Other noncurrent liabilities" were $39.0 million and $42.1 million at June 30, 2003 and December 31, 2002, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.

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

Mohave Generating Station

         Peabody Western has a long-term coal supply agreement with the owners of the Mohave Generating Station that expires on December 31, 2005. There is a dispute with the Hopi Tribe regarding the use of groundwater in the transportation of the coal by pipeline to the Mohave plant. Southern California Edison (the majority owner and operator of the plant) is involved in a California Public Utilities Commission proceeding related to recovery of future capital expenditures for new pollution abatement equipment for the station. Alternatively, Southern California Edison has asked for authorization to spend money for the shutdown of the Mohave plant. In a July 2003 filing with the California Public Utilities Commission, the operator affirmed that the Mohave plant is not forecast to return to service as a coal-fired resource until mid-2009 at the earliest. The Company is in active discussions to resolve the complex issues critical to the continuation of the operation of the Mohave Generating Station and the renewal of the coal supply agreement after December 31, 2005. There is no assurance that the issues critical to the continued operation of the Mohave plant will be resolved. If these issues are not resolved in a timely manner, the operation of the Mohave plant will cease or be suspended on December 31, 2005. The Mohave plant is the sole customer of the Black Mesa Mine, which sold 4.6 million tons of coal in 2002.

Citizens Power

         In connection with the August 2000 sale of the Company's former subsidiary, Citizens Power LLC (Citizens Power), the Company has indemnified the buyer, Edison Mission Energy, from certain losses resulting from specified power contracts and guarantees. Other than those discussed below, there are no known issues with any of the specified power contracts and guarantees.

         During the period that Citizens Power was owned by the Company, Citizens Power guaranteed the obligations of two affiliates to make payments to third parties for power delivered under fixed-priced power sales agreements with terms that extend through 2008. Edison Mission Energy has stated and the Company believes there will be sufficient cash flow to pay the power suppliers, assuming timely payment by the power purchasers. The power purchasers have made timely payments to the Citizens Power affiliates and Edison Mission Energy has not made a claim against the Company under the indemnity.

         Also during the ownership period, a Citizens Power subsidiary (now called Edison Mission Marketing & Trading) entered into a power purchase agreement to sell power in connection with a restructured power supply agreement that runs through 2016. The Citizens Power subsidiary (now called Edison Mission Marketing & Trading) subsequently entered into a power purchase agreement with NRG Power Marketing Inc. (NRG Power Marketing) for the same term. In May 2003, NRG Power Marketing filed a Chapter 11 bankruptcy petition. On August 6, 2003, NRG Power Marketing obtained bankruptcy court approval to reject the power purchase agreement. The bankruptcy court also rejected Edison Mission Marketing & Trading's request to file a complaint with FERC seeking an order that would require NRG Power Marketing to continue to deliver power unless NRG Power Marketing obtains FERC approval to cease deliveries under the contract. We believe that Edison Mission Marketing & Trading will appeal the bankruptcy court's decision regarding the filing of the FERC complaint and that the appeal will be resolved in the near term. The NRG Power Marketing power sales contract is one of the contracts covered by the indemnity provision, but the Company indemnity does not apply to losses caused by the negligent act or omission of Edison Mission Marketing & Trading, Edison Mission Energy or its affiliates. The Company authorized Edison Mission Marketing & Trading to purchase power through March 31, 2004 to cap the exposure, if any, of the Company during that time. NRG Power Marketing is no longer delivering power to Edison Mission Marketing & Trading and the power is being supplied by Edison Mission Marketing & Trading as discussed above. The Company is responsible for the incremental costs incurred by Edison Mission Marketing & Trading related to the authorized power purchases; however, the Company does not believe its exposure under the authorized power purchase agreement is material and has reserved its rights against Edison Mission Marketing & Trading and Edison Mission Energy. Other steps are being taken to solve the problem on a long-term basis.

         Due to the length and specific requirements of the contracts covered by the indemnity, the impact of the power purchase transactions and the uncertainty surrounding the NRG Power Marketing situation, the Company cannot reasonably estimate its exposure under the indemnity beyond March 31, 2004.

Other

         Accounts receivable in the consolidated balance sheets as of June 30, 2003 and December 31, 2002 includes $11.2 million and $8.6 million of receivables billed during 2001 through 2003 that have been disputed by two customers who have withheld payment. The Company believes these billings were made properly under the coal supply agreement with each customer. The Company is in arbitration with one of these customers to resolve this issue, and believes the receivables to be fully collectible.

         In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

         At June 30, 2003, purchase commitments for capital expenditures were approximately $78.3 million.

(11)     SECONDARY OFFERING

         On May 7, 2003, certain shareholders of the Company, including the Company's largest shareholder, Lehman Brothers Merchant Banking Partners II L.P. and affiliates sold 5,750,000 shares of common stock, including an over-allotment option of 750,000 shares. The selling shareholders received all net proceeds. The Company did not sell any shares through the offering. Lehman Brothers Merchant Banking Partners II L.P. and affiliates sold, in the aggregate, 5,617,825 shares in the offering, and their beneficial ownership of the Company declined from 41% to 29%.

(12)     RELATED PARTY TRANSACTIONS

         Lehman Brothers Inc. is the parent company of Lehman Brothers Merchant Banking Partners II L.P. As discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company refinanced a substantial portion of its indebtedness by entering into a new Senior Secured Credit Facility and issuing new Senior Notes. Based upon a competitive bidding process conducted by members of management and reviewed by members of the Company's Board of Directors not affiliated with Lehman Brothers Inc., the Company appointed Wachovia Securities, Inc., Fleet Securities, Inc. and Lehman Brothers Inc. as lead arrangers for the Senior Secured Credit Facility, and Lehman Brothers Inc. and Morgan Stanley as joint book running managers for the Senior Notes. Lehman Brothers Inc. received total fees of $7.4 million for their services in connection with the refinancing; such fees were consistent with the fees paid to other parties to the transaction for their respective services.

         In May 2003 and July 2003, Lehman Brothers Inc. served as the lead underwriter in connection with the secondary offerings discussed in Note 11 above and Note 13 below, and fees for their services were paid by the selling shareholders and not by the Company. The Company paid incidental expenses customarily incurred by a registering company in connection with the secondary offerings.

         As discussed in the "Liquidity and Capital Resources" section of Part I, Item 2 of this report, in May 2003 the Company entered into four $25.0 million fixed to floating interest rate swaps as a hedge of the changes in fair value of the 6.875% Senior Notes due 2013. Lehman Brothers Inc. was chosen as one of the swap counterparties as part of a competitive bidding process among eight financial institutions.

(13)     SUBSEQUENT EVENT

         On August 4, 2003, the Company's largest shareholder, Lehman Brothers Merchant Banking Partners II L.P. and affiliates, sold 5,400,000 shares of common stock. Lehman Brothers Merchant Banking Partners II L.P. and affiliates received all net proceeds. The Company did not sell any shares through the offering. Lehman Brothers Merchant Banking Partners II L.P. and affiliates' beneficial ownership of the Company declined from to 29% to 19%. The underwriters of the offering were also granted an over-allotment option to purchase an additional 810,000 shares. If the underwriters exercise their option and Lehman Brothers Merchant Banking Partners II L.P. and affiliates sell the additional 810,000 shares, their beneficial ownership of the Company will decline to 17.5%.

(14)     SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

         In accordance with the indentures governing the 6.875% Senior Notes, certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the 6.875% Senior Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the 6.875% Senior Notes. The following unaudited condensed historical financial statement information is provided for such Guarantor/Non-Guarantor Subsidiaries. After the Company's acquisition on April 7, 2003 of the remaining 18.3% of Black Beauty, this subsidiary became a Guarantor subsidiary of the 6.875% Senior Notes. Prior year amounts have been reclassified to conform with the current year presentation.

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2003
                                 (In thousands)

                                                        Parent         Guarantor     Non-Guarantor
                                                        Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                     -------------   -------------   -------------   -------------   -------------
Total revenues                                       $           -   $     672,629   $      34,828   $     (14,212)  $     693,245
Costs and expenses
       Operating costs and expenses                              -         561,193          33,022         (14,212)        580,003
       Depreciation, depletion and amortization                  -          58,596             922               -          59,518
       Asset retirement obligation expense                       -           6,539              62               -           6,601
       Selling and administrative expenses                     197          27,655             650               -          28,502
       Net (gain) loss on property and equipment
          disposals                                              -         (11,686)             15               -         (11,671)
       Interest expense                                     39,182          30,811             713         (41,814)         28,892
       Debt extinguishment costs                            32,329               -               -               -          32,329
       Interest income                                     (21,995)        (17,462)         (3,863)         41,814          (1,506)
                                                     -------------   -------------   -------------   -------------   -------------
Income (loss) before income taxes and
   minority interests                                      (49,713)         16,983           3,307               -         (29,423)
       Income tax provision (benefit)                      (28,213)           (813)            249               -         (28,777)
       Minority interests                                        -             658               -               -             658
                                                     -------------   -------------   -------------   -------------   -------------
Net income (loss)                                    $     (21,500)  $      17,138   $       3,058   $           -   $      (1,304)
                                                     =============   =============   =============   =============   =============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2002
                                 (In thousands)

                                                      Parent         Guarantor     Non-Guarantor
                                                      Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                   -------------   -------------   -------------   -------------   -------------
Total revenues                                     $           -   $     644,375   $      27,890   $     (15,325)  $     656,940
Costs and expenses
      Operating costs and expenses                             -         518,023          22,361         (15,325)        525,059
      Depreciation, depletion and amortization                 -          57,911             729               -          58,640
      Selling and administrative expenses                    108          20,134             535               -          20,777
      Net gain on property and equipment
         disposals                                             -          (2,765)            (16)              -          (2,781)
      Interest expense                                    34,854          27,525             990         (37,331)         26,038
      Interest income                                    (17,140)        (17,249)         (3,491)         37,331            (549)
                                                   -------------   -------------   -------------   -------------   -------------
Income (loss) before income taxes and
    minority interests                                   (17,822)         40,796           6,782               -          29,756
      Income tax provision (benefit)                        (939)          2,035             352               -           1,448
      Minority interests                                       -           3,811               -               -           3,811
                                                   -------------   -------------   -------------   -------------   -------------
Net income (loss)                                  $     (16,883)  $      34,950   $       6,430   $           -   $      24,497
                                                   =============   =============   =============   =============   =============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2003
                                 (In thousands)

                                                        Parent         Guarantor     Non-Guarantor
                                                        Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                     -------------   -------------   -------------   -------------   -------------
Total revenues                                       $           -   $   1,317,096   $      87,266   $     (29,823)  $   1,374,539
Costs and expenses
        Operating costs and expenses                             -       1,096,468          79,978         (29,823)      1,146,623
        Depreciation, depletion and amortization                 -         113,737           1,828               -         115,565
        Asset retirement obligation expense                      -          12,967             124               -          13,091
        Selling and administrative expenses                    362          52,309           1,155               -          53,826
        Net (gain) loss on property and equipment
           disposals                                             -         (19,400)             11               -         (19,389)
        Interest expense                                    74,456          58,170           1,460         (79,042)         55,044
        Debt extinguishment costs                           46,164           7,349               -               -          53,513
        Interest income                                    (39,215)        (34,911)         (7,094)         79,042          (2,178)
                                                     -------------   -------------   -------------   -------------   -------------
Income (loss) before income taxes and
    minority interests                                     (81,767)         30,407           9,804               -         (41,556)
        Income tax provision (benefit)                     (41,371)         (1,679)          2,027               -         (41,023)
        Minority interests                                       -           1,708               -               -           1,708
        Cumulative effect of accounting changes,
          net of taxes                                       6,762         (16,349)           (557)              -         (10,144)
                                                     -------------   -------------   -------------   -------------   -------------
Net income (loss)                                    $     (33,634)  $      14,029   $       7,220   $           -   $     (12,385)
                                                     =============   =============   =============   =============   =============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (In thousands)

                                                       Parent         Guarantor     Non-Guarantor
                                                       Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                    -------------   -------------   -------------   -------------   -------------
Total revenues                                      $           -   $   1,296,387   $      66,703   $     (30,384)  $   1,332,706
Costs and expenses
      Operating costs and expenses                              -       1,034,852          56,752         (30,384)      1,061,220
      Depreciation, depletion and amortization                  -         115,893           1,424               -         117,317
      Selling and administrative expenses                     269          45,742           1,049               -          47,060
      Net (gain) loss on property and equipment
         disposals                                              -          (3,098)             12               -          (3,086)
      Interest expense                                     68,716          55,013           1,848         (74,636)         50,941
      Interest income                                     (34,298)        (34,181)         (7,225)         74,636          (1,068)
                                                    -------------   -------------   -------------   -------------   -------------
Income (loss) before income taxes and
      minority interests                                  (34,687)         82,166          12,843               -          60,322
      Income tax provision (benefit)                       (3,469)          8,169           1,333               -           6,033
      Minority interests                                        -           7,477               -               -           7,477
                                                    -------------   -------------   -------------   -------------   -------------
Net income (loss)                                   $     (31,218)  $      66,520   $      11,510   $           -   $      46,812
                                                    =============   =============   =============   =============   =============

                           PEABODY ENERGY CORPORATION
          UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2003
                                 (In thousands)

                                                        Parent         Guarantor     Non-Guarantor
                                                        Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                     -------------   -------------   -------------   -------------   -------------
ASSETS
Current assets
    Cash and cash equivalents                        $     106,374   $       1,624   $       3,623   $           -   $     111,621
    Accounts receivable                                        211         102,597          22,721               -         125,529
    Inventories                                                  -         250,010           2,484               -         252,494
    Assets from coal and emission allowance
        trading activities                                       -          47,165               -               -          47,165
    Deferred income taxes                                        -          10,101             311               -          10,412
    Other current assets                                         -          15,347           6,401               -          21,748
                                                     -------------   -------------   -------------   -------------   -------------
          Total current assets                             106,585         426,844          35,540               -         568,969
Property, plant, equipment and mine
  development - at cost                                          -       5,213,023          57,885               -       5,270,908
Less accumulated depreciation,
   depletion and amortization                                    -        (927,926)        (18,255)              -        (946,181)
                                                     -------------   -------------   -------------   -------------   -------------
Property, plant, equipment and
   mine development, net                                         -       4,285,097          39,630               -       4,324,727
Investments and other assets                             3,503,958         266,451          31,775      (3,468,600)        333,584
                                                     -------------   -------------   -------------   -------------   -------------
          Total assets                               $   3,610,543   $   4,978,392   $     106,945   $  (3,468,600)  $   5,227,280
                                                     =============   =============   =============   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current
        maturities of long-term debt                 $       4,500   $      25,163   $       2,204   $           -   $      31,867
    Payables and notes payable to affiliates, net        1,345,175      (1,359,675)         14,500               -               -
    Liabilities from coal and emission allowance
        trading activities                                       -          28,199             384               -          28,583
    Accounts payable and accrued expenses                   15,481         519,751           7,815               -         543,047
                                                     -------------   -------------   -------------   -------------   -------------
          Total current liabilities                      1,365,156        (786,562)         24,903               -         603,497
 Long-term debt, less current maturities                 1,092,187          75,563           4,028               -       1,171,778
 Deferred income taxes                                           -         446,436           4,816               -         451,252
 Other noncurrent liabilities                                2,931       1,912,325           5,174               -       1,920,430
                                                     -------------   -------------   -------------   -------------   -------------
          Total liabilities                              2,460,274       1,647,762          38,921               -       4,146,957
 Minority interests                                              -           1,581               -               -           1,581
 Stockholders' equity                                    1,150,269       3,329,049          68,024      (3,468,600)      1,078,742
                                                     -------------   -------------   -------------   -------------   -------------
          Total liabilities and stockholders'
             equity                                  $   3,610,543   $   4,978,392   $     106,945   $  (3,468,600)  $   5,227,280
                                                     =============   =============   =============   =============   =============

                           PEABODY ENERGY CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2002
                                 (In thousands)

                                                         Parent         Guarantor     Non-Guarantor
                                                         Company      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                      -------------   -------------   -------------   ------------    -------------
ASSETS
Current assets
      Cash and cash equivalents                       $      60,666   $       5,365   $       5,179   $           -   $      71,210
      Accounts receivable                                       836         102,917          49,459               -         153,212
      Inventories                                                 -         227,075           2,613               -         229,688
      Assets from coal and emission
          allowance trading activities                            -          69,898               -               -          69,898
      Deferred income taxes                                       -          10,101             260               -          10,361
      Other current assets                                      260          12,039           3,255               -          15,554
                                                      -------------   -------------   -------------   -------------   -------------
               Total current assets                          61,762         427,395          60,766               -         549,923
Property, plant, equipment and mine
     development - at cost                                        -       5,079,997          51,232               -       5,131,229
Less accumulated depreciation, depletion
     and amortization                                             -        (841,781)        (16,406)              -        (858,187)
                                                      -------------   -------------   -------------   -------------   -------------
Property, plant, equipment and mine
     development, net                                             -       4,238,216          34,826               -       4,273,042
Investments and other assets                              3,448,319         279,216          17,835      (3,428,158)        317,212
                                                      -------------   -------------   -------------   -------------   -------------
               Total assets                           $   3,510,081   $   4,944,827   $     113,427   $  (3,428,158)  $   5,140,177
                                                      =============   =============   =============   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Short-term borrowings and current
          maturities of long-term debt                $           -   $      44,441   $       3,074   $           -   $      47,515
      Payables and notes payable to affiliates, net       1,626,695      (1,643,593)         16,898               -               -
      Liabilities from coal and emission
          allowance trading activities                            -          37,008               -               -          37,008
      Accounts payable and accrued expenses                   9,427         521,917          15,669               -         547,013
                                                      -------------   -------------   -------------   -------------   -------------
               Total current liabilities                  1,636,122      (1,040,227)         35,641               -         631,536
Long-term debt, less current maturities                     714,571         263,826           3,299               -         981,696
Deferred income taxes                                             -         495,284           4,026               -         499,310
Other noncurrent liabilities                                    623       1,906,050           2,703               -       1,909,376
                                                      -------------   -------------   -------------   -------------   -------------
               Total liabilities                          2,351,316       1,624,933          45,669               -       4,021,918
Minority interests                                                -          37,121               -               -          37,121
Stockholders' equity                                      1,158,765       3,282,773          67,758      (3,428,158)      1,081,138
                                                      -------------   -------------   -------------   -------------   -------------
               Total liabilities and stockholders'
                  equity                              $   3,510,081   $   4,944,827   $     113,427   $  (3,428,158)  $   5,140,177
                                                      =============   =============   =============   =============   =============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2003
                                 (In thousands)

                                                                  Parent         Guarantor     Non-Guarantor
                                                                  Company      Subsidiaries    Subsidiaries    Consolidated
                                                               -------------   -------------   -------------   -------------
Net cash provided by (used in) operating activities            $     (29,889)  $     119,201   $       9,504   $      98,816
                                                               -------------   -------------   -------------   -------------
Additions to property, plant, equipment and
    mine development                                                       -         (89,113)         (2,829)        (91,942)
Additions to advance mining royalties                                      -          (5,868)              -          (5,868)
Acquisitions, net                                                          -         (90,000)              -         (90,000)
Proceeds from property and equipment disposals                             -          28,707             347          29,054
                                                               -------------   -------------   -------------   -------------
Net cash used in investing activities                                      -        (156,274)         (2,482)       (158,756)
                                                               -------------   -------------   -------------   -------------
Net change in revolving lines of credit                                    -        (121,584)              -        (121,584)
Proceeds from long-term debt                                       1,100,000           2,717             186       1,102,903
Payments of long-term debt                                          (744,133)       (108,534)              -        (852,667)
Reduction of securitized interests in accounts receivable                  -               -          (5,900)         (5,900)
Payment of debt issuance costs                                       (23,670)              -               -         (23,670)
Distributions to minority interests                                        -          (3,085)              -          (3,085)
Dividends paid                                                       (10,490)              -               -         (10,490)
Proceeds from stock options exercised                                 11,629               -               -          11,629
Transactions with affiliates, net                                   (260,057)        263,818          (3,761)              -
Other                                                                  2,318               -               -           2,318
                                                               -------------   -------------   -------------   -------------
Net cash provided by (used in) financing activities                   75,597          33,332          (9,475)         99,454
                                                               -------------   -------------   -------------   -------------
Effect of exchange rate changes on cash and equivalents                    -               -             897             897
Net increase (decrease) in cash and cash equivalents                  45,708          (3,741)         (1,556)         40,411
Cash and cash equivalents at beginning of period                      60,666           5,365           5,179          71,210
                                                               -------------   -------------   -------------   -------------
Cash and cash equivalents at end of period                     $     106,374   $       1,624   $       3,623   $     111,621
                                                               =============   =============   =============   =============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (In thousands)

                                                          Parent         Guarantor     Non-Guarantor
                                                          Company      Subsidiaries    Subsidiaries    Consolidated
                                                       -------------   -------------   -------------   -------------
Net cash provided by (used in) operating activities    $     (27,189)  $      79,792   $       7,936   $      60,539
                                                       -------------   -------------   -------------   -------------
Additions to property, plant, equipment and
    mine development                                               -        (104,261)         (1,193)       (105,454)
Additions to advance mining royalties                              -          (6,355)              -          (6,355)
Acquisition, net                                                   -         (17,712)              -         (17,712)
Investment in joint venture                                        -            (475)              -            (475)
Proceeds from property and equipment disposals                     -           7,606             190           7,796
                                                       -------------   -------------   -------------   -------------
Net cash used in investing activities                              -        (121,197)         (1,003)       (122,200)
                                                       -------------   -------------   -------------   -------------
Net change in revolving line of credit                        74,599          (7,016)              -          67,583
Payments of long-term debt                                         -         (19,477)         (1,900)        (21,377)
Distributions to minority interests                                -          (5,402)              -          (5,402)
Dividends paid                                               (10,414)              -               -         (10,414)
Proceeds from stock options exercised                            541               -               -             541
Transactions with affiliates, net                            (59,494)         68,400          (8,906)              -
Other                                                            923               -               -             923
                                                       -------------   -------------   -------------   -------------
Net cash provided by (used in) financing activities            6,155          36,505         (10,806)         31,854
                                                       -------------   -------------   -------------   -------------
Net decrease in cash and cash equivalents                    (21,034)         (4,900)         (3,873)        (29,807)
Cash and cash equivalents at beginning of period              28,121           6,501           4,000          38,622
                                                       -------------   -------------   -------------   -------------
Cash and cash equivalents at end of period             $       7,087   $       1,601   $         127   $       8,815
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

         - regulatory and court decisions, including changes in Internal Revenue Service interpretations related to synfuel activities;

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

         When considering these forward-looking statements, you should keep in mind the cautionary statements in this document, the "Risks Relating to Our Company" section of Item 7 of our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and all documents incorporated by reference in this quarterly report. We will not update these statements unless the securities laws require us to do so.

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

         Sales. Sales for the quarter ended June 30, 2003 of $671.0 million were $44.7 million above the corresponding prior year quarter, as higher pricing in our western regions and higher broker sales volume overcame reduced production related to customer repairs and milder weather. Heavy rains in Appalachia also reduced shipments and disrupted production.

         U.S. mining and broker operations' sales volume totaled 47.7 million tons for the current year quarter, a 7.4% increase over the prior year level of
44.4 million tons. Higher volume from our brokerage operations more than offset lower volume at our U.S. mining operations. Our average sales price decreased 0.4% from the prior year quarter. The pricing decrease was primarily due to sales mix, as higher priced tons in the Appalachia and Midwest regions represented a lower percentage of overall sales in the current year compared to prior year.

         U.S. mining operations' sales were $2.4 million below the prior year quarter, primarily as a result of lower sales volume in the Appalachia region, which were nearly offset by higher pricing and volume in the Powder River Basin region. Sales in the Appalachian region were $17.9 million lower than the prior year quarter, as lower production resulted from heavy rains at several operations, geologic difficulties at our Harris Mine and the completion of a longwall move to a new reserve area at our Federal Mine. The Midwest region's sales were comparable with the prior year quarter as Black Beauty mines increased their production, while the new 4.5 million ton per year Highland Mine's production has not yet reached levels comparable with production in the prior year quarter at the predecessor Camp No. 11 mine, which ceased operations during the fourth quarter of 2002.

         In the west, sales in the Powder River Basin operations increased $19.8 million from improved pricing and volume in the second quarter, including a record 20.2 million tons from the North Antelope Rochelle Mine. Sales in the Southwest region decreased $4.1 million on slightly lower volume, primarily related to customer repairs in the current year quarter.

         Sales from broker operations increased $40.6 million over the prior year quarter due to higher U.S. broker sales and Australian broker export sales. Our Australian Mining Operations, which were acquired in the third quarter of 2002, contributed sales of $6.4 million for the current year quarter.

         Other Revenues. Other revenues decreased $8.4 million from the prior year quarter primarily due to lower unrealized revenues from trading operations.

         Asset Retirement Obligation Expense. We recognized asset retirement obligation expense of $6.6 million during the current year quarter, comprised of the accretion of the asset retirement obligation liability and the amortization of the asset retirement obligation asset recognized in accordance with SFAS No.
143. Expense in the prior year related to reclamation activities was $4.1 million and was included in "operating costs and expenses" in the statement of operations for the quarter ended June 30, 2002. The adoption of SFAS No. 143 is discussed in Note 3 to the unaudited condensed consolidated financial statements.

         Selling and Administrative Expenses. Selling and administrative expenses increased $7.7 million due to the impact of our rising common stock price on incentive plans, higher costs incurred to control health care spending and costs associated with Sarbanes-Oxley compliance. Lower headcount in 2003 helped offset some of these cost increases.

         Net Gain on Property and Equipment Disposals. Net gain on property and equipment disposals related to our resource management business increased $8.9 million due to the sale of land and coal reserves in Appalachia in the current quarter.

         Operating Profit. Operating profit decreased $24.9 million to $30.3 million for the quarter ended June 30, 2003. Operating profit related to U.S. mining operations, which excludes operating costs related to past mining activities and net gains on property disposals, decreased $7.6 million. The decrease was driven by the effects of lower production levels in our Appalachia operations and higher fuel, explosives and insurance costs.

         In the west, the Powder River Basin region's operating profit increased $9.9 million as improved prices and volume reflected strong customer demand. The Southwest region's operating profit approximated prior year levels, despite slightly lower sales volume.

         In the east, the Appalachia region's operating profit decreased $11.3 million due to the impact of lower production related to geologic difficulties and weather disruptions at the Harris Mine, lower shipments from contract mines and the longwall move at the Federal Mine in the current year quarter. The Big Mountain Mine, which was reopened late in the first quarter, performed well and helped offset some of the other issues in the region. Operating profit in the Midwest region decreased $5.3 million compared to the prior year quarter due to higher explosives and fuel costs, lower production at Black Beauty's Vermilion Grove and Willow Lake mines and lower volume due to the ramp-up of the new Highland Mine, which has not reached its full production capacity.

         Operating profit from trading and brokerage operations decreased $3.0 million, as higher trading profits in the prior year more than offset higher profit from brokerage activities and the impact of adopting EITF Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Current quarter trading and brokerage results included $6.8 million in unrealized profit related to contract restructuring activities. The new contract's terms and conditions required it to be classified as a derivative and marked to market for accounting purposes. The unrealized profit related to this contract will be converted to cash by the end of 2005. An additional $1.6 million of unrealized profit, which will be converted to cash by the end of 2004, related to another contract modification.

         Operating profit for the current year period was also affected by the following items discussed above: higher net gains on property and equipment disposals of $8.9 million; asset retirement obligation expense of $6.6 million; and higher selling and administrative expenses of $7.7 million. Finally, operating costs related to past mining activities were $4.1 million higher in the current quarter, primarily due to $2.4 million in excise tax refunds included in the prior year.

         Interest Expense. Interest expense increased $2.9 million over the prior year quarter, to $28.9 million. The increase in interest expense included $5.3 million in interest costs for the $466 million of notes not extinguished in the tender offer in March 2003 (see complete discussion in Note 2 to the unaudited condensed consolidated financial statements) that were subsequently redeemed on May 15, 2003. In addition, we incurred $1.9 million in higher costs in the current quarter related to surety bonds and letters of credit used to secure our obligations for reclamation, workers' compensation and lease commitments. These increases were partially offset by lower interest on $650 million of new 6.875% Senior Notes.

         Early Debt Extinguishment Costs. Pursuant to our debt refinancing transactions discussed in Note 2 to the unaudited condensed consolidated financial statements, we incurred early debt extinguishment costs of $32.3 million during the quarter, comprised of $22.9 million of early prepayment premiums and $9.4 million of debt issuance costs that were written off in conjunction with the early extinguishment of debt.

         Income Taxes. For the quarter ended June 30, 2003, there was an income tax benefit of $28.8 million on a loss before income taxes and minority interests of $29.4 million, compared to income tax expense of $1.4 million on income before income taxes and minority interests of $29.8 million in the prior year quarter. The tax benefit recorded in the second quarter of 2003 as a percentage of pre-tax income (or loss) is greater than the tax expense recorded in the same quarter for the prior year primarily as a result of the magnitude of the percentage depletion deduction (which is a permanent difference) relative to pre-tax income. The income tax benefit for the current year quarter results primarily from the magnitude of the percentage depletion deduction and a $10.0 million adjustment to our tax reserves.

         Minority Interests. For the quarter ended June 30, 2003, minority interests expense decreased $3.2 million to $0.7 million. The reduction was due to the purchase of the remaining 25% of Arclar Coal Company in September 2002 and the acquisition in April 2003 of the remaining 18.3% of Black Beauty Coal Company.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Sales. Sales for the six months ended June 30, 2003 of $1,328.8 million were $50.2 million, or 3.9%, above the corresponding prior year period, as higher pricing in the Powder River Basin, higher broker volume and higher Australian export volume overcame reduced production related to customer repairs and weather disruptions.

         U.S. mining and broker operations' sales volume totaled 93.7 million tons for the current year period, a 3.1% increase over the prior year level of
90.9 million tons. Higher volume from our brokerage operations more than offset lower volume at our U.S. mining operations. Our average sales price increased 0.2% over the prior year period, mainly due to pricing increases in our western regions, combined with a change in sales mix that included more brokerage tons in the current year period. The pricing increase was partially mitigated by sales mix, as higher priced tons in the Appalachia and Midwest regions represented a lower percentage of overall sales in the current year compared to the prior year period.

         U.S. mining operations sales were $48.0 million below the prior year period, primarily as a result of lower volume in Appalachia and the Midwest, which more than offset higher prices in the Powder River Basin and Southwest. Sales in the Appalachian region were $50.4 million lower than the prior year period, as production was reduced by snow in the first quarter and rain in the second quarter, along with the installation of new longwall equipment and development of a new reserve area at the Federal Mine. Midwest sales decreased $8.8 million, as the new Highland mine's production has not yet reached levels comparable with production in the prior year period at the predecessor Camp No. 11 mine, which ceased operations during the fourth quarter of 2002. In addition, lower volume resulted from customer repairs in the first half of 2003.

         Sales in the Powder River Basin increased $18.0 million as improved pricing for the current year period and record volume in the second quarter more than offset lower volume in the first quarter as a result of heavy snowfall. Sales in the Southwest region decreased $6.8 million as improved pricing was more than offset by lower demand due to two customers performing major repairs in the current year.

         Sales from broker operations increased $85.5 million over the prior year period due to higher U.S. broker sales and Australian broker export sales. Our Australian Mining Operations, which were acquired in the third quarter of 2002, contributed sales of $12.8 million for the current year.

         Other Revenues. Other revenues decreased $8.4 million from the prior year period due to revenues recognized in the prior year from a royalty agreement that expired in 2002, combined with slightly lower revenues from trading operations.

         Asset Retirement Obligation Expense. We recognized asset retirement obligation expense of $13.1 million during the current year, comprised of the accretion of the asset retirement obligation liability and the amortization of the asset retirement obligation asset recognized in accordance with SFAS No.
143. Expense in the prior year related to reclamation activities was $8.7 million and was included in "operating costs and expenses" in the statement of operations for the six months ended June 30, 2002. The adoption of SFAS No. 143 is discussed in Note 3 to the unaudited condensed consolidated financial statements.

         Selling and Administrative Expenses. Selling and administrative expenses increased $6.8 million due to the impact of our rising common stock price on incentive plans, higher costs incurred to control health care spending and costs associated with Sarbanes-Oxley compliance. Lower headcount in 2003 helped offset some of these cost increases.

         Net Gain on Property and Equipment Disposals. Net gain on property and equipment disposals related to our resource management business increased $16.3 million primarily due to a sale of land and coal reserves in Appalachia in the second quarter of 2003 and the sale of oil and gas rights in Appalachia in the first quarter of 2003.

         Operating Profit. Operating profit decreased $45.4 million to $64.8 million for the six months ended June 30, 2003. Operating profit from U.S. mining operations, which excludes operating costs related to past mining activities and net gains on property disposals, decreased $28.4 million. The decrease was mainly caused by operating below optimal levels as a result of customer repairs and weather disruptions, discussed in more detail below.

         In the west, the Powder River Basin region's operating profit increased $13.3 million as improved prices and quality premiums offset lower sales and production due to heavy snowfall in the first quarter. The Southwest region's operating profit decreased $4.5 million, on lower volume from outages at two customer plants in the current year period.

         In the east, the Appalachia region's operating profit decreased $27.8 million due to lower volume from the factors mentioned above, geologic difficulties and weather disruptions at the Harris Mine and lower shipments from contract mines. Operating profit in the Midwest region decreased $9.4 million compared to the prior year period due to higher fuel and explosives costs at our Black Beauty operations and lower volume due to customer repairs and the ramp-up of the new Highland Mine, which has not reached its full production capacity.

         Operating profit from trading and brokerage operations increased $2.7 million over the prior year, primarily due to higher profit from higher brokerage volume and the impact of adopting EITF Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Current year trading and brokerage results include profits related to contract restructuring activities and a contract modification described above in the analysis of results for the quarter ended June 30, 2003.

         Operating profit for the current year period was also affected by the following items discussed above: higher net gains on property and equipment disposals of $16.3 million; asset retirement obligation expense of $13.1 million; and higher selling and administrative expenses of $6.8 million.

         Operating costs related to past mining activities were $11.3 million higher in the current six months, due to $5.7 million of higher retiree healthcare costs in the current year, driven by lower interest discount rate and higher trend rate assumptions, combined with $5.5 million in excise tax refunds included in the prior year. Finally, prior year results included royalty income of $4.0 million related to a royalty agreement that expired in 2002.

         Interest Expense. Interest expense increased $4.1 million over the prior year six months, to $55.0 million. The increase included $5.3 million in interest costs for the $466 million of notes not extinguished in the tender offer in March 2003 that were subsequently redeemed on May 15, 2003. In addition, we incurred $3.9 million in higher costs in the six months ended June 30, 2003 related to surety bonds and letters of credit used to secure our obligations for reclamation, workers' compensation and lease commitments. These increases were partially offset by lower interest on $650 million of new 6.875% Senior Notes.

         Early Debt Extinguishment Costs. Pursuant to our debt refinancing transactions discussed in Note 2 to the unaudited condensed consolidated financial statements, we incurred early debt extinguishment costs of $53.5 million during the six months ended June 30, 2003, comprised of $41.8 million of early prepayment premiums and fees paid to retire debt, $17.5 million of debt issuance costs that were written off in conjunction with the early extinguishment of debt, partially offset by a gain on the termination of related interest rate swaps of approximately $5.8 million.

         Income Taxes. For the six months ended June 30, 2003, there was an income tax benefit of $41.0 million on a loss before income taxes and minority interests of $41.6 million, compared to income tax expense of $6.0 million on income before income taxes and minority interests of $60.3 million in the prior year period. The tax benefit recorded in the first six months of 2003 as a percentage of pre-tax income (or loss) is greater than the tax expense recorded in the same six month period for the prior year primarily as a result of the magnitude of the percentage depletion deduction (which is a permanent difference) relative to pre-tax income. The income tax benefit for the current year period results primarily from the magnitude of the percentage depletion deduction and the adjustment to our tax reserves discussed above.

         Minority Interests. For the six months ended June 30, 2003, minority interests expense decreased $5.8 million to $1.7 million. The reduction was due to the purchase of the remaining 25% of Arclar Coal Company in September 2002, the impact of $7.3 million of early debt extinguishment charges incurred at Black Beauty during 2003 and the acquisition in April 2003 of the remaining 18.3% of Black Beauty Coal Company.

         Cumulative Effect of Accounting Changes, Net of Taxes. As of January 1, 2003, we recognized expense relating to the cumulative effect of accounting changes, net of income taxes, of $10.1 million. This amount represents the aggregate amount of the recognition of accounting changes pursuant to the adoption of SFAS No. 143, the change in method of amortization of actuarial gains and losses related to net periodic postretirement benefit costs and the effect of the rescission of EITF No. 98-10, as discussed in Note 3 to the unaudited condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $98.8 million for the six months ended June 30, 2003, an increase of $38.3 million from the corresponding prior year period. The improvement was due to improved working capital cash flows in the current year. Net cash flows from working capital improved $99.7 million, due primarily to favorable changes in accounts receivable and accounts payable and accrued expenses balances in comparison with the prior year period. Timing of accounts receivable collection and mix were favorable in the current year, while the prior year's beginning accounts payable balance included several large payables for capital purchases that were repaid in the first six months of 2002, reducing that period's cash flows. The remainder of the year-over-year operating cash flow variance primarily related to current year income variances, after excluding the effects of accounting changes, early debt extinguishment costs and deferred income taxes.

         Net cash used in investing activities was $158.8 million for the six months ended June 30, 2003, $36.6 million higher than the corresponding prior year period. Capital expenditures decreased $13.5 million, to $91.9 million, in the current year period. Major expenditures incurred in the six months ended June 30, 2003 related to the startup of the Highland Mine and the installation of new longwall equipment and development of a new reserve area at our 5 million ton per year Federal Mine. Other capital expenditures were primarily for the replacement of mining equipment, the expansion of capacity at certain mines and projects to improve the efficiency of mining operations. Acquisition expenditures increased $72.3 million in the current year, due to the current year $90.0 million acquisition of the remaining 18.3% of Black Beauty Coal Company, discussed in Note 4 to the unaudited condensed consolidated financial statements. The prior year included a $17.7 million expenditure related to the acquisition of Beaver Dam Coal Company. Finally, the current year period included $21.3 million higher proceeds from property and equipment disposals as a result of sales of land, coal reserves and oil and gas rights during the period.

         Net cash provided by financing activities was $99.5 million for the six months ended June 30, 2003, a $67.6 million increase over the corresponding prior year period. The current year included proceeds from long-term debt of $1.1 billion from the refinancing transactions. A detailed discussion of the sources and uses of proceeds from the refinancing transactions is included in
Note 2 to the unaudited condensed consolidated financial statements. The refinancing proceeds were used, among other things, to repay line of credit borrowings of $121.6 million, long-term debt of $852.7 million and to pay $23.7 million in debt issuance costs in connection with the new debt issued. The prior year includes net borrowings of $46.2 million. Financing cash flows in the current and prior year periods reflect dividends paid of $10.5 million and $10.4 million, respectively. Finally, the current year period included $11.6 million of proceeds from the exercise of stock options.

         As of June 30, 2003 and December 31, 2002, our total indebtedness consisted of the following (dollars in thousands):

                                                         June 30, 2003     December 31, 2002
                                                       -----------------   -----------------
Term Loan under Senior Secured Credit Facility         $         448,875   $               -
6.875% Senior Notes due 2013                                     650,000                   -
9.625% Senior Subordinated Notes redeemed in 2003                      -             391,490
8.875% Senior Notes redeemed in 2003                                   -             316,498
5.0% Subordinated Note                                            77,197              85,055
Senior unsecured notes under various agreements                        -              58,214
Unsecured revolving credit agreement                                   -             116,584
Other                                                             27,573              61,370
                                                       -----------------   -----------------
                                                       $       1,203,645   $       1,029,211
                                                       =================   =================

         During the six months ended June 30, 2003, we completed a comprehensive debt refinancing to lower our borrowing costs, expand our borrowing capacity, extend our debt maturities and simplify our capital structure. Our Senior Secured Credit Facility and 6.875% Senior Notes have been rated Ba1 and BB-, respectively, by Moody's Investors Service, BB+ and BB- by Standard & Poor's and BB+ and BB by Fitch.

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

         In May 2003, we entered into and designated interest rate swaps with notional amounts totaling $100.0 million as a fair value hedge of our 6.875% Senior Notes. Under the swaps, the Company pays a floating rate that resets each March 15 and September 15, based upon the six-month LIBOR rate, for a period of ten years ending March 15, 2013. The applicable rate was 4.32% as of June 30, 2003. At current LIBOR levels, the Company would realize annual savings of approximately $2.5 million.

         As of June 30, 2003, there were no outstanding borrowings under the new Revolving Credit Facility. We had letters of credit outstanding under the facility of $232.7 million, leaving $367.3 million available for borrowing. We were in compliance with all of the covenants of the Senior Secured Credit Facility as of June 30, 2003.

         We had $78.3 million of commitments for capital expenditures at June 30, 2003, that are primarily related to acquiring additional coal reserves and mining equipment. The majority of these commitments relate to spending targeted for 2003. Total projected capital expenditures for calendar year 2003 are approximately $200 million, and have been and will be primarily used to develop existing reserves, replace or add equipment and fund cost reduction initiatives. We anticipate funding capital expenditures primarily through operating cash flow. We believe the risk of generating lower than anticipated operating cash flow in 2003 is reduced by our high level of sales commitments (substantially all of 2003 planned production is committed) and lower future borrowing costs as a result of our recent debt refinancing.

Off-Balance Sheet Arrangements

         In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. The securitization program is currently scheduled to expire in 2007, and the maximum amount of undivided interests in accounts receivable that may be sold to the Conduit is $140.0 million. Under the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit was $130.5 million and $136.4 million as of June 30, 2003 and December 31, 2002, respectively.

         There were no other material changes to our off-balance sheet arrangements during the six months ended June 30, 2003. All off-balance sheet arrangements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

         In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of the statement became effective as of December 31, 2002 and interim disclosure provisions are effective for interim financial reports starting in 2003 and are included in the Note 7 to the unaudited condensed consolidated financial statements included in this report.

OTHER

Mohave Generating Station

         See Note 10 to the unaudited condensed consolidated financial statements included in this report relating to the potential cessation or suspension of the operations of the Mohave Generating Station on December 31, 2005. The Mohave Generating Station is the sole customer of our Black Mesa Mine, which sold 4.6 million tons of coal in 2002.

Big Sky Mine

         Our Big Sky Mine, which is located in the northern Powder River Basin near Colstrip, Montana, sold 2.8 million tons of medium sulfur coal during 2002. As disclosed in our Form 10-K for the year ended December 31, 2002, the mine is near the exhaustion of its economically recoverable reserves. The mine's current sales contract expires on December 31, 2003, and we anticipate that we will close the mine after that sales contract expires. The mine's closure will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

         During the six months ended June 30, 2003, the low, high and average values at risk for our coal trading portfolio were $0.4 million, $1.3 million and $0.9 million, respectively. As of June 30, 2003, 25% of the value of our trading portfolio was scheduled to be realized by the end of calendar year 2003, and 97% of the value of our trading portfolio was scheduled to be realized by the end of calendar year 2004.

         We also monitor other types of risk associated with our coal and emission allowance trading activities, including credit, market liquidity and counterparty nonperformance.

Non-trading Activities

         We manage our commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of June 30, 2003, we had sales commitments for substantially all of our planned calendar 2003 production.

         Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to price volatility. We, through our suppliers, utilize forward contracts to manage the exposure related to this volatility.

         We have exposure to changes in interest rates due to our existing level of indebtedness. As of June 30, 2003, after taking into consideration the effects of interest rate swaps, we had $648.5 million of fixed-rate borrowings and $555.1 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $5.6 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $49.8 million decrease in the fair value of these borrowings.

ITEM 4. CONTROLS AND PROCEDURES.

         The Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2003 and have concluded that the disclosure controls and procedures are effective and that there are no significant deficiencies or material weaknesses. Our disclosure controls and procedures are designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis.

         Additionally, during the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Navajo Nation

         See Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings brought against us by the Navajo Nation and Hopi Tribe.

Oklahoma Lead Litigation

         One of our subsidiaries, Gold Fields Mining Corporation, was named in June 2003 as a defendant, along with five other companies, in a class action lawsuit filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiffs have asserted nuisance and trespass claims predicated on allegations of intentional lead exposure by the defendants, including Gold Fields, and are seeking compensatory damages for diminution of property value, punitive damages and the implementation of medical monitoring and relocation programs for the affected individuals. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950's. The plaintiff classes include all persons who have lived in the vicinity of Picher within a specified time period. Gold Fields has agreed to indemnify one of the other defendants, which is a former subsidiary of our company. Gold Fields is also a defendant, along with other companies, in 17 individual lawsuits arising out of the same lead mill operations involved in the class action. Plaintiffs in these actions are seeking compensatory and punitive damages for alleged personal injuries from lead exposure. Two of those lawsuits have been consolidated for a trial set for November 17, 2003 in the U.S. District Court for the Northern District of Oklahoma.

         While the outcome of litigation is subject to uncertainties, based on the Company's preliminary evaluation of the issues and their potential impact on the Company, the Company believes this matter will be resolved without a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders was held on May 6, 2003. The sole item voted upon by stockholders at the meeting was the election of four Class II Directors to serve for three-year terms expiring in 2006. The following persons were elected to serve as directors for terms expiring in 2006 and received the number of votes set forth opposite their respective names:

                                    For                  Withheld
                                ----------              ----------
Willam E. James                 46,182,905                 501,940
Robert B. Karn III              45,069,075               1,615,770
Henry E. Lentz                  37,496,692               9,188,153
Blanche M. Touhill              46,178,890                 505,955

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         See Exhibit Index at page 33 of this report.

(b)      Reports on Form 8-K

                  On April 10, 2003, we filed a Form 8-K under Item 5, Other Events and Regulation FD Disclosure, announcing our issuance of a press release announcing the acquisition of the remaining 18.3 percent of Black Beauty Coal Company for approximately $90 million and other contingent consideration as discussed in Note 4 to the unaudited condensed consolidated financial statements. The press release was included as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                  On April 18 2003, we furnished a Form 8-K under Item 9, Regulation FD Disclosure and Item 12, Disclosure of Results of Operations and Financial Condition announcing our issuance of a press release setting forth Peabody's first quarter 2003 earnings, and providing guidance on Peabody's second quarter and full year 2003 forecasted results. The press release was included as an exhibit under
         Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                  On May 5, 2003, we filed a Form 8-K under Item 5, Other Events and Regulation FD Disclosure, announcing an underwriting agreement between the Company, certain stockholders and certain named underwriters, pursuant to the secondary offering as discussed in Note 11 to the unaudited condensed consolidated financial statements. The underwriting agreement was included as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PEABODY ENERGY CORPORATION

Date: August 13, 2003      By: /s/ RICHARD A. NAVARRE
                               -------------------------------------------------
                                            Richard A. Navarre
                           Executive Vice President and Chief Financial Officer
                                       (Principal Financial Officer)

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

  4.28     First Supplemental Indenture dated as of May 8, 2003 among the
           Registrant, each Subsidiary Guarantor and US Bank National
           Association, as Trustee (Incorporated by reference to Exhibit
           4.3 of the Company's Form S-4 Registration Statement No.
           333-106208 filed on June 17, 2003).

  10.46*   Amendment No. 1 to Second Amended and Restated Credit
           Agreement, dated as of May 8, 2003, among Peabody Energy
           Corporation, the Lenders named therein, and Fleet National
           Bank, as administrative agent.

  31.1*    Certification of periodic financial report by Peabody Energy
           Corporation's Chief Executive Officer pursuant to Rule
           13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2*    Certification of periodic financial report by Peabody Energy
           Corporation's Executive Vice President and Chief Financial
           Officer pursuant to Rule 13a-14(a) under the Securities
           Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1*    Certification of periodic financial report pursuant to 18
           U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation's
           Chief Executive Officer.

  32.2*    Certification of periodic financial report pursuant to 18
           U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation's
           Executive Vice President and Chief Financial Officer.

* Filed herewith.