Form 10-Q
period 2003-09-30
PEABODY ENERGY CORP
filed 2003-11-13
CIK 1064728

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2003
                                ------------------------------------------------

Commission File Number            1-16463
                                ------------------------------------------------

                           PEABODY ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    13-4004153
---------------------------------------           ------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

     701 MARKET STREET, ST. LOUIS, MISSOURI                 63101-1826
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                                 (314) 342-3400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               X   Yes           No
                                                ---            ---


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).      X   Yes           No
                                                ---            ---

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of October 20, 2003: Common Stock, par value $0.01 per share, 54,239,150 shares outstanding.

                                      INDEX


PART I.    FINANCIAL INFORMATION

   Item 1.  Financial Statements                                                               Page
                                                                                               ----

            Unaudited Condensed Consolidated Statements of Operations for the Quarters and
            Nine Months Ended September 30, 2003 and 2002.....................................  2

            Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and
            December 31, 2002.................................................................  3

            Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2003 and 2002.................................................  4

            Notes to Unaudited Condensed Consolidated Financial Statements....................  5

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations........................................................................ 24

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................ 32

   Item 4.  Controls and Procedures........................................................... 33

PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings................................................................. 33

   Item 6.  Exhibits and Reports on Form 8-K.................................................. 34

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


                           PEABODY ENERGY CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)



                                                                           Quarter Ended                    Nine Months Ended
                                                                           September 30,                      September 30,
                                                                      2003             2002              2003              2002
                                                                 ------------      ------------      ------------      ------------
REVENUES
   Sales                                                         $    682,034      $    688,967      $  2,010,825      $  1,967,541
   Other revenues                                                      19,921            25,644            65,669            79,776
                                                                 ------------      ------------      ------------      ------------
     Total revenues                                                   701,955           714,611         2,076,494         2,047,317

COSTS AND EXPENSES
   Operating costs and expenses                                       578,997           579,449         1,725,620         1,640,670
   Depreciation, depletion and amortization                            61,224            59,099           176,789           176,415
   Asset retirement obligation expense                                  7,542              --              20,633              --
   Selling and administrative expenses                                 22,590            25,132            76,416            72,193
   Net gain on property and equipment disposals                        (3,987)             (389)          (23,376)           (3,475)
                                                                 ------------      ------------      ------------      ------------

OPERATING PROFIT                                                       35,589            51,320           100,412           161,514
   Interest expense                                                    22,347            25,813            77,391            76,754
   Early debt extinguishment costs                                       --                --              53,513              --
   Interest income                                                       (371)           (5,535)           (2,549)           (6,603)
                                                                 ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES
 AND MINORITY INTERESTS                                                13,613            31,042           (27,943)           91,363
   Income tax provision (benefit)                                      (8,598)           (1,465)          (49,621)            4,568
   Minority interests                                                     693             3,471             2,401            10,948
                                                                 ------------      ------------      ------------      ------------

INCOME BEFORE ACCOUNTING CHANGES                                       21,518            29,036            19,277            75,847
   Cumulative effect of accounting changes, net of taxes                 --                --             (10,144)             --
                                                                 ------------      ------------      ------------      ------------

NET INCOME                                                       $     21,518      $     29,036      $      9,133      $     75,847
                                                                 ============      ============      ============      ============

BASIC EARNINGS PER COMMON SHARE:
   Income before accounting changes                              $       0.40      $       0.56      $       0.36      $       1.46
   Cumulative effect of accounting changes, net of taxes                 --                --               (0.19)             --
                                                                 ------------      ------------      ------------      ------------
   Net income                                                    $       0.40      $       0.56      $       0.17      $       1.46
                                                                 ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         54,002,659        52,176,646        53,062,052        52,106,359
                                                                 ============      ============      ============      ============

DILUTED EARNINGS PER COMMON SHARE:
   Income before accounting changes                              $       0.39      $       0.54      $       0.35      $       1.41
   Cumulative effect of accounting changes, net of taxes                 --                --               (0.18)             --
                                                                 ------------      ------------      ------------      ------------
   Net income                                                    $       0.39      $       0.54      $       0.17      $       1.41
                                                                 ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         55,225,879        53,649,383        54,540,603        53,777,145
                                                                 ============      ============      ============      ============
DIVIDENDS DECLARED PER SHARE                                     $      0.125      $       0.10      $      0.325      $       0.30
                                                                 ============      ============      ============      ============



See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)



                                                                                      (Unaudited)
                                                                                   September 30, 2003    December 31, 2002
                                                                                   ------------------    -----------------
ASSETS
Current assets
   Cash and cash equivalents                                                           $   105,829         $    71,210
   Accounts receivable, less allowance for doubtful accounts of $1,361
     at September 30, 2003 and $1,331 at December 31, 2002                                 154,082             153,212
   Materials and supplies                                                                   43,029              39,416
   Coal inventory                                                                          202,795             190,272
   Assets from coal trading activities                                                      43,664              69,898
   Deferred income taxes                                                                    10,750              10,361
   Other current assets                                                                     23,019              15,554
                                                                                       -----------         -----------
       Total current assets                                                                583,168             549,923
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $998,307 at September 30, 2003 and $858,187
  at December 31, 2002                                                                   4,290,103           4,273,042
Investments and other assets                                                               332,768             317,212
                                                                                       -----------         -----------
       Total assets                                                                    $ 5,206,039         $ 5,140,177
                                                                                       ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term borrowings and current maturities of long-term debt                      $    20,031         $    47,515
   Liabilities from coal trading activities                                                 24,084              37,008
   Accounts payable and accrued expenses                                                   551,889             547,013
                                                                                       -----------         -----------
       Total current liabilities                                                           596,004             631,536
Long-term debt, less current maturities                                                  1,180,666             981,696
Deferred income taxes                                                                      438,056             499,310
Asset retirement obligations                                                               382,757             386,777
Workers' compensation obligations                                                          213,499             209,798
Accrued postretirement benefit costs                                                       958,271             959,599
Obligation to industry fund                                                                 46,278              49,760
Other noncurrent liabilities                                                               294,621             303,442
                                                                                       -----------         -----------
       Total liabilities                                                                 4,110,152           4,021,918
Minority interests                                                                           1,398              37,121
Stockholders' equity
   Preferred Stock - $0.01 per share par value; 10,000,000
     shares authorized, no shares issued or outstanding
     as of September 30, 2003 or December 31, 2002                                            --                  --
   Series Common Stock - $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding
     as of September 30, 2003 or December 31, 2002                                            --                  --
   Common Stock - $0.01 per share par value; 150,000,000 shares authorized,
     54,360,140 shares issued and 54,235,611 shares outstanding as of September 30, 2003 and 150,000,000 shares authorized, 52,417,483 shares
     issued and 52,400,278 shares outstanding as of December 31, 2002                          543                 524
   Additional paid-in capital                                                              988,729             958,567
   Retained earnings                                                                       192,730             200,859
   Employee stock loans                                                                        (30)             (1,142)
   Accumulated other comprehensive loss                                                    (83,830)            (77,627)
   Treasury shares, at cost: 124,529 shares and 17,205 shares as of
     September 30, 2003 and December 31, 2002, respectively                                 (3,653)                (43)
                                                                                       -----------         -----------
     Total stockholders' equity                                                          1,094,489           1,081,138
                                                                                       -----------         -----------
       Total liabilities and stockholders' equity                                      $ 5,206,039         $ 5,140,177
                                                                                       ===========         ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                            ------------------------------
                                                                                2003               2002
                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $     9,133        $    75,847
  Cumulative effect of accounting changes, net of taxes                          10,144               --
                                                                            -----------        -----------
     Income before accounting changes                                            19,277             75,847
Adjustments to reconcile income before accounting changes to net cash provided by operating activities:
    Depreciation, depletion and amortization                                    176,789            176,415
    Deferred income taxes                                                       (50,428)             2,741
    Early debt extinguishment costs                                              53,513               --
    Amortization of debt discount and debt issuance costs                         5,935              7,400
    Net gain on property and equipment disposals                                (23,376)            (3,475)
    Minority interests                                                            2,401             10,948
    Changes in current assets and liabilities:
      Accounts receivable                                                        (4,470)            13,121
      Materials and supplies                                                     (3,613)              (327)
      Coal inventory                                                            (12,523)           (14,101)
      Net assets from coal trading activities                                   (20,334)           (16,339)
      Other current assets                                                       (6,561)            (3,956)
      Accounts payable and accrued expenses                                       7,713            (24,309)
    Asset retirement obligations                                                (10,192)            (4,075)
    Workers' compensation obligations                                             3,701               (331)
    Accrued postretirement benefit costs                                            165               (137)
    Obligation to industry fund                                                  (3,482)            (5,866)
    Other, net                                                                  (18,737)            (4,962)
                                                                            -----------        -----------
      Net cash provided by operating activities                                 115,778            208,594
                                                                            -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development                   (118,817)          (161,332)
Additions to advance mining royalties                                            (7,706)            (8,052)
Acquisitions, net                                                               (90,000)           (45,537)
Investments in joint ventures                                                    (1,400)              (475)
Proceeds from property and equipment disposals                                   34,722             16,521
                                                                            -----------        -----------
      Net cash used in investing activities                                    (183,201)          (198,875)
                                                                            -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in revolving lines of credit                                        (121,584)             6,492
Proceeds from long-term debt                                                  1,102,735               --
Payments of long-term debt                                                     (866,134)           (17,976)
Increase of securitized interests in accounts receivable                          3,600               --
Payment of debt issuance costs                                                  (23,632)              --
Distributions to minority interests                                              (4,063)            (7,868)
Dividends paid                                                                  (17,262)           (15,632)
Proceeds from stock options exercised                                            24,599              1,239
Other                                                                             2,849              1,262
                                                                            -----------        -----------
      Net cash provided by (used in) financing activities                       101,108            (32,483)
                                                                            -----------        -----------
Effect of exchange rate changes on cash and cash equivalents                        934                 22
Net increase (decrease) in cash and cash equivalents                             34,619            (22,742)
Cash and cash equivalents at beginning of year                                   71,210             38,622
                                                                            -----------        -----------
Cash and cash equivalents at end of period                                  $   105,829        $    15,880
                                                                            ===========        ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                           PEABODY ENERGY CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the "Company") and its controlled affiliates. All significant intercompany transactions, profits and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The accompanying condensed consolidated financial statements as of September 30, 2003 and for the quarters and nine months ended September 30, 2003 and 2002, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2002 has been derived from the Company's audited consolidated balance sheet. The results of operations for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2003.

(2)  LONG-TERM DEBT


     During March 2003, the Company entered into a series of transactions, discussed in detail below, to refinance a substantial portion of its outstanding indebtedness. The refinancing expanded the Company's revolving line of credit capacity and lowered its overall borrowing costs. The Company's total indebtedness (in thousands) consisted of the following at:

                                                                  September 30, 2003        December 31, 2002
                                                                  ------------------        -----------------
Term Loan under Senior Secured Credit Facility                     $       447,750           $         --
6.875% Senior Notes due 2013                                               650,000                     --
Fair value of interest rate swaps - 6.875% Senior Notes                      7,285                     --
9.625% Senior Subordinated Notes redeemed in 2003                             --                    391,490
8.875% Senior Notes redeemed in 2003                                          --                    316,498
5.0% Subordinated Note                                                      78,273                   85,055
Senior unsecured notes under various agreements                               --                     58,214
Unsecured revolving credit agreement                                          --                    116,584
Other                                                                       17,389                   61,370
                                                                  ------------------        -----------------
                                                                   $     1,200,697           $    1,029,211
                                                                  ==================        =================



The following table shows the sources and uses (in thousands) of cash related to the refinancing transactions:

Sources:
  Revolving Credit Facility                                                     $     --
  Term Loan under Senior Secured Credit Facility                                   450,000
  6.875% Senior Notes due 2013                                                     650,000
                                                                                ----------
    Total                                                                       $1,100,000
                                                                                ==========
Uses:
  Repayment of 9.625% Senior Subordinated Notes                                 $  392,219
  Repayment of 8.875% Senior Notes                                                 317,098
  Repayment of Black Beauty indebtedness                                           203,215
  Fees and prepayment premiums paid in connection with refinancing                  63,667
  Acquisition of 18.3% interest in Black Beauty Coal Company                        90,000
  Cash                                                                              33,801
                                                                                ----------
                                                                                $1,100,000
                                                                                ==========

Use of Proceeds

      The Company used the $1.1 billion of proceeds from the $450.0 million term loan under its Senior Secured Credit Facility and the $650.0 million in 6.875% Senior Notes primarily to repay and retire indebtedness. During March 2003, the Company completed a tender offer to retire $134.0 million of its 9.625% Senior Subordinated Notes and $109.1 million of its 8.875% Senior Notes. On May 15, 2003, the remaining $258.2 million of 9.625% Senior Subordinated Notes and $208.0 million of 8.875% Senior Notes were redeemed. Early prepayment premiums of $12.0 million were paid related to the tender offer and early prepayment premiums of $21.7 million were paid in connection with the May 15, 2003 redemption. Also during March 2003, $203.2 million of Black Beauty indebtedness was repaid, along with $6.3 million of related early prepayment premiums.

     In addition to the retirement of the debt described above, the Company paid $23.6 million in fees associated with issuing the new debt instruments. On April 7, 2003, the Company used $90.0 million to acquire the remaining 18.3% of Black Beauty (see Note 4 below). The remaining cash of $33.8 million was primarily used to pay accrued interest on the debt instruments that were repaid. The Company's new debt instruments are described in greater detail below.

Senior Secured Credit Facility

     On March 21, 2003, the Company entered into a new Senior Secured Credit Facility that consists of a $600.0 million revolving credit facility and a $450.0 million term loan. The new revolving credit facility, which currently bears interest at LIBOR plus 2.0% and expires in March 2008, provides for maximum borrowings and/or letters of credit of $600.0 million. The Company had letters of credit outstanding under the facility of $241.0 million at September 30, 2003, leaving $359.0 million available for borrowing. The new $450.0 million term loan currently bears interest at LIBOR plus 2.5%. The applicable rate was 3.64% as of September 30, 2003. Principal of $4.5 million per year, which is paid in quarterly installments, is due through March 31, 2009. The remaining principal of $423.0 million is due in quarterly installments of $105.8 million to be paid from June 30, 2009 through March 31, 2010. The facility is secured by the capital stock and certain assets of the Company's "restricted subsidiaries" (as defined in the facility). These restricted subsidiaries are also guarantors of the facility. Under the facility, the Company must comply with certain financial covenants on a quarterly basis. These covenants include a minimum EBITDA (as defined in the facility) interest coverage ratio, a maximum "total obligations" (as defined in the facility) to EBITDA ratio and a maximum senior secured debt to EBITDA ratio. The Company was in compliance with these covenants as of September 30, 2003.

6.875% Senior Notes due March 2013

     On March 21, 2003, the Company issued $650.0 million in senior notes, which bear interest at 6.875% and are due in March 2013. The notes were initially sold in accordance with Securities and Exchange Commission Rule 144A, and the Company filed a registration statement in June 2003 with the Securities and Exchange Commission that enabled the holders of the notes to exchange them for publicly registered notes with substantially the same terms. The notes, which are unsecured, are guaranteed by the Company's "restricted subsidiaries" as defined in the note indenture. The note indenture contains covenants which, among other things, limit the Company's ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make other restricted payments and investments, create liens, sell assets and merge or consolidate with other entities. The notes are redeemable prior to March 15, 2008 at a redemption price equal to 100% of the principal amount plus a make-whole premium (as defined in the indenture) and on or after March 15, 2008 at fixed redemption prices as set forth in the indenture.

Early Debt Extinguishment Costs

     In connection with the refinancing, the Company incurred early debt extinguishment costs during the nine months ended September 30, 2003 of $53.5 million, comprised of the following:

     - the excess of prepayment premiums over the carrying value of the debt retired of $41.8 million;
     - non-cash charges to write-off debt issuance costs associated with the debt extinguished of $17.5 million; and
     - a $5.8 million gain related to the termination and monetization of interest rate swaps associated with the debt extinguished.

     As a result of the adoption on January 1, 2003 of Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," gains or losses on debt extinguishment are presented as a component of results from continuing operations unless the extinguishment meets the criteria for classification as an extraordinary item in Accounting Principles Board Opinion No. 30. The effect of the adoption and application of this new standard was to decrease income before income taxes and minority interests for the nine months ended September 30, 2003 by $53.5 million. Prior year results of operations included no early debt extinguishment costs.

Interest Rate Swaps

     In May 2003, the Company entered into and designated four interest rate swaps with notional amounts totaling $100.0 million as a fair value hedge of our 6.875% Senior Notes. Under the swaps, the Company pays a floating rate that resets each March 15 and September 15, based upon the six-month LIBOR rate, for a period of ten years ending March 15, 2013 and receives a fixed rate of 6.875%. The applicable floating rate was 4.25% as of September 30, 2003.

     In September 2003, the Company entered into two $400.0 million interest rate swaps. One $400.0 million notional amount floating-to-fixed interest rate swap, expiring March 15, 2010, was designated as a hedge of changes in expected cash flows on the term loan under the Senior Secured Credit Facility. Under this swap, the Company pays a fixed rate of 6.764% and receives a floating rate of LIBOR plus 2.5% (3.64% at September 30, 2003) that resets each March 15, June 15, September 15 and December 15 based upon the three-month LIBOR rate. Another $400.0 million notional amount fixed-to-floating interest rate swap, expiring March 15, 2013, was designated as a hedge of the changes in the fair value of the 6.875% Senior Notes due 2013. Under this swap, the Company pays a floating rate of LIBOR plus 1.97% (3.11% at September 30, 2003) that resets each March 15, June 15, September 15 and December 15 based upon the three-month LIBOR rate and receives a fixed rate of 6.875%. The swaps will lower the Company's overall borrowing costs on $400.0 million of debt principal by 0.64% over the term of the floating-to-fixed swap.

     Because the critical terms of the swaps and the respective debt instruments they hedge coincide, there was no hedge ineffectiveness recognized in the statement of operations during the nine months ended September 30, 2003. As of September 30, 2003, the balance sheet reflects a net unrealized gain on the fair value hedges discussed above of $7.3 million, which is reflected as an adjustment to the carrying value of the Senior Notes (see table above). Related to the cash flow hedge, the balance sheet at September 30, 2003 reflects a net unrealized loss of $14.5 million, which is recognized net of a $5.8 million tax benefit, in other comprehensive income (see Note 8).

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

         - increased property, plant and equipment by $12.1 million to add the asset retirement costs to the carrying amount of our mine properties and investments and other assets by $6.5 million to reflect the incremental amount of reclamation obligations recoverable from third parties; and

         - increased accumulated depreciation, depletion and amortization by $2.9 million for the amount of expense previously recognized.


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

     The effect of the changes for the quarter and nine months ended September 30, 2003 was to increase income before accounting changes by $5.2 million, or $0.09 per diluted share, net of income taxes and $17.4 million, or $0.32 per diluted share, net of income taxes, respectively. The cumulative effect charge of $10.1 million (net of income tax benefit of $6.8 million) to apply retroactively the new methods described above was included in results of operations for the nine months ended September 30, 2003. Below are pro forma net income and earnings per share results for the Company assuming the new methods had been retroactively applied (dollars in thousands, except per share data):


                                                    Quarter Ended                      Nine Months Ended
                                                    September 30,                        September 30,
                                             --------------------------           --------------------------
                                                2003            2002                 2003            2002
                                             ----------     -----------           ----------      ----------
Net income:
   As reported                               $   21,518     $    29,036           $    9,133      $   75,847
   Pro forma                                     21,518          26,490               19,277          61,190
Basic earnings per share:
   As reported                               $     0.40     $      0.56           $     0.17      $     1.46
   Pro forma                                       0.40            0.51                 0.36            1.17
Diluted earnings per share:
   As reported                               $     0.39     $      0.54           $     0.17      $     1.41
   Pro forma                                       0.39            0.49                 0.35            1.14




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

(5)   COAL INVENTORY

      Inventories consisted of the following (dollars in thousands) at:


                           September 30,         December 31,
                               2003                 2002
                             --------             --------
Raw coal                     $ 17,891             $ 13,935
Work in process               149,676              143,963
Saleable coal                  35,228               32,374
                             --------             --------
    Total                    $202,795             $190,272
                             ========             ========


(6)  ASSETS AND LIABILITIES FROM COAL TRADING ACTIVITIES

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

The fair value of coal trading derivatives as of September 30, 2003 are set forth below (dollars in thousands):

                                       Fair Value
                              -------------------------------
                                Assets            Liabilities
                              -----------         -----------
Forward contracts              $  43,631           $  23,161
Option contracts                      33                 923
                              -----------         -----------
    Total                      $  43,664           $  24,084
                              ===========         ===========

     Ninety-nine percent of the contracts in the Company's trading portfolio as of September 30, 2003 were valued utilizing prices from over-the-counter market sources, adjusted for coal quality, and less than one percent of the Company's contracts were valued based on similar market transactions.

     As of September 30, 2003, the timing of the estimated future realization of the value of the Company's trading portfolio was as follows:

                      Year of        Percentage
                     Expiration     of Portfolio
                     ----------     ------------
                        2003             13%
                        2004             84%
                        2005              3%
                                        ---
                                        100%
                                        ===



     At September 30, 2003, 52% of the Company's credit exposure related to coal trading activities was with counterparties that are investment grade. Where practical, the Company takes steps to reduce its credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk, as determined by the Company's credit management function, of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for the

Company's benefit to fund the payments required under existing contracts. To further reduce credit exposure in its trading business, the Company also seeks to enter into netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties.

     The Company's coal trading operations traded 5.3 million tons and 10.6 million tons for the quarters ended September 30, 2003 and 2002, respectively, and 28.7 million tons and 55.8 million tons for the nine months ended September 30, 2003 and 2002, respectively.

(7)   EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

Weighted Average Shares Outstanding

     A reconciliation of weighted average shares outstanding follows:

                                                      Quarter Ended September 30,     Nine Months Ended September 30,
                                                      ---------------------------     -------------------------------
                                                         2003             2002            2003               2002
                                                      -----------     -----------     -----------         -----------
Weighted average shares outstanding - basic            54,002,659      52,176,646      53,062,052         52,106,359
Dilutive impact of stock options                        1,223,220       1,472,737       1,478,551          1,670,786
                                                      -----------     -----------     -----------         -----------
Weighted average shares outstanding - diluted          55,225,879      53,649,383      54,540,603         53,777,145
                                                      ===========     ===========     ===========         ===========


Stock Compensation

     These interim financial statements include the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its equity incentive plans. The Company recorded $0.1 million of compensation expense for granted stock options during each of the quarters ended September 30, 2003 and 2002, and $0.2 million of compensation expense for granted stock options during the nine months ended September 30, 2003 and 2002. The following table reflects pro forma net income and basic and diluted earnings per share had compensation cost been determined for the Company's non-qualified and incentive stock options based on the fair value at the grant dates consistent with the methodology set forth under SFAS No. 123, "Accounting for Stock-Based Compensation"(in thousands, except per share data):



                                             Quarter Ended                   Nine Months Ended
                                             September 30,                      September 30,
                                      --------------------------         -------------------------
                                         2003            2002               2003           2002
                                      ----------       ---------         ----------     ----------
Net income:
    As reported                       $   21,518       $  29,036         $    9,133     $   75,847
    Pro forma                             19,866          27,814              4,369         72,195
Basic earnings per share:
    As reported                       $     0.40       $    0.56         $     0.17     $     1.46
    Pro forma                               0.37            0.53               0.08           1.39
Diluted earnings per share:
    As reported                       $     0.39       $    0.54         $     0.17     $     1.41
    Pro forma                               0.36            0.52               0.08           1.34


Treasury Stock

     During the nine months ended September 30, 2003, the Company received 107,324 shares of common stock as consideration for employees' exercise of stock options. The value of the common stock tendered by employees to exercise stock options was based upon the closing price on the dates of the respective transactions. The common stock tenders were in accordance with the provisions of the 1998 Stock Purchase and Option Plan, which was previously approved by the Company's Board of Directors.

(8)  COMPREHENSIVE INCOME

     The following table sets forth the components of comprehensive income for the quarters and nine months ended September 30, 2003 and 2002 (in thousands):


                                                            Quarter Ended                 Nine Months Ended
                                                            September 30,                   September 30,
                                                       ----------------------          ----------------------
                                                         2003          2002              2003          2002
                                                       --------      --------          --------      --------
Net income                                             $ 21,518      $ 29,036          $  9,133      $ 75,847
Foreign currency translation adjustment                  (3,622)           (2)            2,478            (2)
Cash flow hedge:
  Comprehensive pre-tax loss from decrease
    in fair value of cash flow hedge                    (14,469)         --             (14,469)         --
  Income tax benefit                                      5,788          --               5,788          --
                                                       --------      --------          --------      --------
Comprehensive income                                   $  9,215      $ 29,034          $  2,930      $ 75,845
                                                       ========      ========          ========      ========



(9)  SEGMENT INFORMATION

     The Company reports its operations primarily through the following reportable operating segments: "U.S. Mining," "Trading and Brokerage," and "Australian Mining" The principal business of the U.S. Mining segment is mining, preparation and sale of its steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The Trading and Brokerage segment's principal business is the marketing and trading of coal and contract restructuring activities. The Australian Mining segment consists of the operations of the Wilkie Creek Mine. This segment's principal business is the same as the U.S. Mining Segment. "Corporate and Other" consists primarily of corporate overhead not directly attributable to the U.S. Mining or Trading and Brokerage operating segments, and resource management activities. In some cases, the Company's brokerage operation acts as the sales agent for the U.S. Mining and Australian Mining operations. For purposes of the presentation below, intercompany sales between the mining operations and Trading and Brokerage Operations have been eliminated, and the third party sales are reflected in the mining operations' revenues.

     The U.S. Mining segment results below also include costs related to past mining activities and a portion of consolidated net gains on property disposals. Past mining activities and net gains on property disposals are discussed separately from U.S. Mining results in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Operating segment results for the quarters and nine months ended September 30, 2003 and 2002 are as follows (in thousands):


                                              Quarter Ended                           Nine Months Ended
                                              September 30,                             September 30,
                                      -----------------------------            -----------------------------
                                          2003              2002                   2003             2002
                                      -----------       -----------            -----------       -----------
Revenues:
  U.S. Mining                         $   622,311       $   658,339            $ 1,793,970       $ 1,877,444
  Trading and Brokerage                    66,002            51,443                248,187           152,182
  Australian Mining                         7,746             1,435                 20,594             1,435
  Corporate and Other                       5,896             3,394                 13,743            16,256
                                      -----------       -----------            -----------       -----------
    Total                             $   701,955       $   714,611            $ 2,076,494       $ 2,047,317
                                      ===========       ===========            ===========       ===========

Operating Profit:
  U.S. Mining                         $    39,078       $    69,950            $   105,560       $   193,116
  Trading and Brokerage                     9,138             4,920                 40,081            33,159
  Australian Mining                         2,374               357                  1,554               357
  Corporate and Other                     (15,001)          (23,907)               (46,783)          (65,118)
                                      -----------       -----------            -----------       -----------
    Total                             $    35,589       $    51,320            $   100,412       $   161,514
                                      ===========       ===========            ===========       ===========


     A reconciliation of segment operating profit to consolidated income (loss) before income taxes follows (in thousands):


                                              Quarter Ended                           Nine Months Ended
                                              September 30,                             September 30,
                                      -----------------------------            -----------------------------
                                          2003              2002                   2003             2002
                                      -----------       -----------            -----------       -----------
Total segment operating profit        $    35,589       $    51,320            $   100,412       $   161,514
   Interest expense                        22,347            25,813                 77,391            76,754
   Early debt extinguishment costs           --                --                   53,513               --
   Interest income                           (371)           (5,535)                (2,549)           (6,603)
   Minority interests                         693             3,471                  2,401            10,948
                                      -----------       -----------            -----------       -----------
Income (loss) before income taxes     $    12,920       $    27,571            $   (30,344)      $    80,415
                                      ===========       ===========            ===========       ===========


(10)  COMMITMENTS AND CONTINGENCIES

Environmental

     Environmental claims have been asserted against a subsidiary of the Company, Gold Fields Mining Corporation ("Gold Fields"), at 22 sites in the United States. Gold Fields is a dormant, non-coal producing entity that was previously managed and owned by Hanson PLC, a predecessor owner of the Company. In the February 1997 spin-off of its energy businesses, Hanson PLC combined Gold Fields with the Company. These sites are related to activities of Gold Fields or its former subsidiaries. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes.

     The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in the estimation of liabilities recorded on its consolidated balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded as part of "Other noncurrent liabilities" were $40.8 million and $42.1 million at September 30, 2003 and December 31, 2002, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.

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

Mohave Generating Station

     Peabody Western has a long-term coal supply agreement with the owners of the Mohave Generating Station that expires on December 31, 2005. There is a dispute with the Hopi Tribe regarding the use of groundwater in the transportation of the coal by pipeline to the Mohave plant. Southern California Edison (the majority owner and operator of the plant) is involved in a California Public Utilities Commission proceeding related to recovery of future capital expenditures for new pollution abatement equipment for the station. Alternatively, Southern California Edison has asked for authorization to spend money for the shutdown of the Mohave plant. In a July 2003 filing with the California Public Utilities Commission, the operator affirmed that the Mohave plant is not forecast to return to service as a coal-fired resource until mid-2009 at the earliest. The Company is in active discussions to resolve the complex issues critical to the continuation of the operation of the Mohave Generating Station and the renewal of the coal supply agreement after December 31, 2005. There is no assurance that the issues critical to the continued operation of the Mohave plant will be resolved. If these issues are not resolved in a timely manner, the operation of the Mohave plant will cease or be suspended on December 31, 2005. The Mohave plant is the sole customer of the Black Mesa Mine, which sold 4.6 million tons of coal in 2002. If the Company is unable to renew the coal supply agreement with the Mohave Generating Station, our financial condition and results of operations could be adversely affected after 2005.

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

     Also during the ownership period, a Citizens Power subsidiary, now called Edison Mission Marketing & Trading ("EMMT"), entered into a power purchase agreement to sell power in connection with a restructured power supply agreement that runs through 2016. The Citizens Power subsidiary subsequently entered into a power purchase agreement with NRG Power Marketing Inc. (NRG Power Marketing) for the same term. NRG Power Marketing filed a Chapter 11 bankruptcy petition and on August 6, 2003, NRG Power Marketing obtained bankruptcy court approval to reject the power purchase agreement. The bankruptcy court also rejected EMMT's request to file a complaint with FERC seeking an order limiting NRG Power Marketing's ability to cease deliveries under the contract without FERC approval. EMMT has appealed that bankruptcy court's decision. The NRG Power Marketing power sales contract is one of the contracts covered by the indemnity provision, but the Company indemnity does not apply to losses caused by the negligent act or omission of EMMT, Edison Mission Energy or its affiliates. The Company authorized EMMT to purchase power through March 31, 2004 to cap the exposure of the Company during that time. NRG Power Marketing is no longer delivering power to EMMT and the power is being supplied by EMMT as discussed above. The Company is responsible for the incremental costs incurred by EMMT related to the authorized power purchases; however, the Company does not believe its exposure under the authorized power purchase agreement is material and has reserved its rights against EMMT and Edison Mission Energy. The power supply obtained by EMMT is sold to CL Power Sales 8 LLC ("CL8"), which sells power to Central Maine Power ("CMP"). On November 4, 2003, CL8 and CMP executed documents to restructure their power sales agreement for deliveries commencing in March 2005. CMP has sought Maine Public Utility Commission approval for the restructuring. The Company believes the power sales agreement will be restructured, which is expected to result in the termination in March 2005 of EMMT's power sales obligation. Other steps are being taken to resolve the issues surrounding EMMT's power sales obligation through March 2005.

     Due to the length and specific requirements of the contracts covered by the indemnity, the impact of the power purchase transactions and the uncertainty surrounding the NRG Power Marketing situation, the Company cannot reasonably estimate its exposure under the indemnity beyond March 31, 2004.

Other

     Accounts receivable in the consolidated balance sheets as of September 30, 2003 and December 31, 2002 included $13.0 million and $8.6 million, respectively, of receivables billed during 2001 through 2003 that have been disputed by two customers who have withheld payment. The Company believes these billings were made properly under the respective coal supply agreements with each customer. The Company is in arbitration and litigation with these customers to resolve this issue, and believes the receivables to be fully collectible.

     In addition, the Company at times becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

     At September 30, 2003, purchase commitments for capital expenditures were approximately $67.7 million.

(11) SECONDARY OFFERINGS

     On May 7, 2003, certain shareholders of the Company, including the Company's largest shareholder, Lehman Brothers Merchant Banking Partners II L.P. and affiliates, sold 5,750,000 shares of common stock, including sales under an over-allotment option of 750,000 shares. The selling shareholders received all net proceeds. The Company did not sell any shares through the offering. Lehman Brothers Merchant Banking Partners II L.P. and affiliates sold, in the aggregate, 5,617,825 shares in the offering, and their beneficial ownership of the Company declined from 41% to 29%.

     On August 4, 2003, the Company's largest shareholder, Lehman Brothers Merchant Banking Partners II L.P. and affiliates, sold 5,400,000 shares of common stock. Lehman Brothers Merchant Banking Partners II L.P. and affiliates received all net proceeds. The Company did not sell any shares through the offering. Lehman Brothers Merchant Banking Partners II L.P. and affiliates' beneficial ownership of the Company declined from 29% to 19%.

(12)   RELATED PARTY TRANSACTIONS

     Lehman Brothers Inc. is an affiliate of Lehman Brothers Merchant Banking Partners II L.P. As discussed in Note 2 above, the Company refinanced a substantial portion of its indebtedness by entering into a new Senior Secured Credit Facility and issuing new Senior Notes. Based upon a competitive bidding process conducted by members of management and reviewed by members of the Company's Board of Directors not affiliated with Lehman Brothers Inc., the Company appointed Wachovia Securities, Inc., Fleet Securities, Inc. and Lehman Brothers Inc. as lead arrangers for the Senior Secured Credit Facility, and Lehman Brothers Inc. and Morgan Stanley as joint book running managers for the Senior Notes. Lehman Brothers Inc. received total fees of $7.4 million for their services in connection with the refinancing; such fees were consistent with the fees paid to other parties to the transaction for their respective services.

     In May 2003 and July 2003, Lehman Brothers Inc. served as the lead underwriter in connection with the secondary offerings discussed in Note 12 below, and fees for their services were paid by the selling shareholders and not by the Company. The Company paid incidental expenses customarily incurred by a registering company in connection with the secondary offerings.

     As discussed in Note 2 above and in the "Liquidity and Capital Resources" section of Part I, Item 2 of this report, in May 2003 the Company entered into four $25.0 million fixed to floating interest rate swaps as a hedge of the changes in fair value of the 6.875% Senior Notes due 2013. Lehman Brothers Inc. was chosen as one of the swap counterparties as part of a competitive bidding process among eight financial institutions.

(13)  SUBSEQUENT EVENT

     The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission on October 22, 2003. Under the registration statement, the Company may offer and sell from time to time unsecured debt securities consisting of notes, debentures, and other debt securities; common stock; preferred stock; warrants; and/or units totaling a maximum of $1.25 billion. Related proceeds would be used for general corporate purposes including repayment of other debt, capital expenditures, possible acquisitions and any other purposes that may be stated in any prospectus supplement.

     In addition, under the registration statement, Lehman Brothers Merchant Banking Partners II L.P. and affiliates may offer up to 10.3 million shares of the Company's common stock through transactions that may include underwritten offerings. If the Lehman Brothers Merchant Banking Partners II L.P. and affiliates offer and sell the maximum shares under this registration statement, this would complete their planned exit strategy to return the investment to its partners over time.

(14)  SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

     In accordance with the indentures governing the 6.875% Senior Notes, certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the 6.875% Senior Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the 6.875% Senior Notes. The following unaudited condensed historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries. After the Company's acquisition on April 7, 2003 of the remaining 18.3% of Black Beauty, this subsidiary became a Guarantor subsidiary of the 6.875% Senior Notes. Prior year amounts have been reclassified to conform with the current year presentation.




                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2003
                                 (In thousands)


                                                     Parent        Guarantor     Non-Guarantor
                                                     Company      Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                                   ------------   ------------   ------------     ------------    ------------
Total revenues                                     $    --         $ 680,974       $  35,910       $ (14,929)      $ 701,955
Costs and expenses
   Operating costs and expenses                         --           563,582          30,344         (14,929)        578,997
   Depreciation, depletion and amortization             --            60,354             870            --            61,224
   Asset retirement obligation expense                  --             7,480              62            --             7,542
   Selling and administrative expenses                   130          21,952             508            --            22,590
   Net gain on property and equipment
     disposals                                          --            (3,864)           (123)           --            (3,987)
   Interest expense                                   32,797          30,605             521         (41,576)         22,347
   Interest income                                   (20,866)        (17,346)         (3,735)         41,576            (371)
                                                   ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes and
 minority interests                                  (12,061)         18,211           7,463            --            13,613
   Income tax provision (benefit)                     (9,957)          2,400          (1,041)           --            (8,598)
   Minority interests                                   --               693            --              --               693
                                                   ---------       ---------       ---------       ---------       ---------
Net income (loss)                                  $  (2,104)      $  15,118       $   8,504       $    --         $  21,518
                                                   =========       =========       =========       =========       =========

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2002
                                 (In thousands)



                                                     Parent        Guarantor     Non-Guarantor
                                                     Company      Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                                   ------------   ------------   ------------     ------------    ------------
Total revenues                                     $    --         $ 691,713       $  38,423       $ (15,525)      $ 714,611
Costs and expenses
   Operating costs and expenses                         --           562,710          32,264         (15,525)        579,449
   Depreciation, depletion and amortization             --            58,375             724            --            59,099
   Selling and administrative expenses                    71          24,046           1,015            --            25,132
   Net gain on property and equipment
    disposals                                           --              (280)           (109)           --              (389)
   Interest expense                                   34,678          27,798             953         (37,616)         25,813
   Interest income                                   (17,139)        (22,068)         (3,944)         37,616          (5,535)
                                                   ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes and
  minority interests                                 (17,610)         41,132           7,520            --            31,042
   Income tax provision (benefit)                        947          (2,156)           (256)           --            (1,465)
   Minority interests                                   --             3,471            --              --             3,471
                                                   ---------       ---------       ---------       ---------       ---------
Net income (loss)                                  $ (18,557)      $  39,817       $   7,776       $    --         $  29,036
                                                   =========       =========       =========       =========       =========

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (In thousands)

                                                  Parent          Guarantor       Non-Guarantor
                                                  Company        Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                ------------     ------------     ------------     ------------     ------------
Total revenues                                   $      --        $ 1,998,070      $   123,176      $   (44,752)     $ 2,076,494
Costs and expenses
   Operating costs and expenses                         --          1,660,050          110,322          (44,752)       1,725,620
   Depreciation, depletion and amortization             --            174,091            2,698             --            176,789
   Asset retirement obligation expense                  --             20,447              186             --             20,633
   Selling and administrative expenses                   492           74,261            1,663             --             76,416
   Net gain on property and equipment
    disposals                                           --            (23,264)            (112)            --            (23,376)
   Interest expense                                  107,253           88,775            1,981         (120,618)          77,391
   Early debt extinguishment costs                    46,164            7,349             --               --             53,513
   Interest income                                   (60,081)         (52,257)         (10,829)         120,618           (2,549)
                                                 -----------      -----------      -----------      -----------      -----------
Income (loss) before income taxes and
  minority interests                                 (93,828)          48,618           17,267             --            (27,943)
   Income tax provision (benefit)                    (51,328)             721              986             --            (49,621)
   Minority interests                                   --              2,401             --               --              2,401
   Cumulative effect of accounting changes,
    net of taxes                                       6,762          (16,349)            (557)            --            (10,144)
                                                 -----------      -----------      -----------      -----------      -----------
Net income (loss)                                $   (35,738)     $    29,147      $    15,724      $      --        $     9,133
                                                 ===========      ===========      ===========      ===========      ===========

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)



                                                  Parent          Guarantor      Non-Guarantor
                                                  Company        Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                ------------     ------------     ------------     ------------     ------------
Total revenues                                   $    --        $ 1,988,100      $   105,126      $   (45,909)     $ 2,047,317
Costs and expenses
   Operating costs and expenses                       --          1,597,563           89,016          (45,909)       1,640,670
   Depreciation, depletion and amortization           --            174,267            2,148             --            176,415
   Selling and administrative expenses                 340           69,789            2,064             --             72,193
   Net gain on property and equipment
    disposals                                         --             (3,378)             (97)            --             (3,475)
   Interest expense                                103,394           82,811            2,801         (112,252)          76,754
   Interest income                                 (51,437)         (56,249)         (11,169)         112,252           (6,603)
                                                 ---------      -----------      -----------       ----------       ----------
Income (loss) before income taxes and
 minority interests                                (52,297)         123,297           20,363             --             91,363
   Income tax provision (benefit)                   (2,522)           6,013            1,077             --              4,568
   Minority interests                                 --             10,948             --               --             10,948
                                                 ---------      -----------      -----------      -----------      -----------
Net income (loss)                                $ (49,775)     $   106,336      $    19,286      $      --        $    75,847
                                                 =========      ===========      ===========      ===========      ===========

                           PEABODY ENERGY CORPORATION
          UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2003
                                 (In thousands)


                                                   Parent         Guarantor       Non-Guarantor
                                                   Company       Subsidiaries     Subsidiaries    Eliminations     Consolidated
                                                ------------     ------------     ------------    ------------     ------------
ASSETS
Current assets
  Cash and cash equivalents                      $   100,205     $     1,313      $     4,311      $      --        $   105,829
  Accounts receivable                                     52         126,005           28,025             --            154,082
  Inventories                                           --           242,488            3,336             --            245,824
  Assets from coal trading activities                   --            43,664             --               --             43,664
  Deferred income taxes                                 --            10,101              649             --             10,750
  Other current assets                                    66          19,589            3,364             --             23,019
                                                ------------     ------------     ------------    ------------     ------------
    Total current assets                             100,323         443,160           39,685             --            583,168
Property, plant, equipment and mine
 development, at cost                                   --         5,229,649           58,761             --          5,288,410
Less accumulated depreciation,
 depletion and amortization                             --          (979,588)         (18,719)            --           (998,307)
                                                ------------     ------------     ------------    ------------     ------------
Property, plant, equipment and
 mine development, net                                  --         4,250,061           40,042             --          4,290,103
Investments and other assets                       3,540,298         218,432            2,567       (3,428,529)         332,768
                                                ------------     ------------     ------------    ------------     ------------
    Total assets                                 $ 3,640,621     $ 4,911,653      $    82,294      $(3,428,529)     $ 5,206,039
                                                ============     ============     ============    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings and current
   maturities of long-term debt                  $     4,500     $    13,568      $     1,963      $      --        $    20,031
  Payables and notes payable to affiliates, net    1,359,749      (1,371,479)          11,730             --               --
  Liabilities from coal trading activities              --            23,631              453             --             24,084
  Accounts payable and accrued expenses                4,064         537,989            9,836             --            551,889
                                                ------------     ------------     ------------    ------------     ------------
    Total current liabilities                      1,368,313        (796,291)          23,982             --            596,004
  Long-term debt, less current maturities          1,100,535          76,578            3,553             --          1,180,666
  Deferred income taxes                                 --           432,349            5,707             --            438,056
  Other noncurrent liabilities                         7,923       1,882,693            4,810             --          1,895,426
                                                ------------     ------------     ------------    ------------     ------------
    Total liabilities                              2,476,771       1,595,329           38,052             --          4,110,152
  Minority interests                                    --             1,398             --               --              1,398
  Stockholders' equity                             1,163,850       3,314,926           44,242       (3,428,529)       1,094,489
                                                ------------     ------------     ------------    ------------     ------------
    Total liabilities and stockholders'
      equity                                     $ 3,640,621     $ 4,911,653      $    82,294      $(3,428,529)     $ 5,206,039
                                                ============     ============     ============    ============     ============

                           PEABODY ENERGY CORPORATION
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2002
                                 (In thousands)


                                                     Parent         Guarantor      Non-Guarantor
                                                     Company       Subsidiaries    Subsidiaries     Eliminations      Consolidated
                                                   ------------    ------------    ------------    --------------     ------------
ASSETS
Current assets
   Cash and cash equivalents                       $    60,666     $     5,365      $     5,179      $      --        $    71,210
   Accounts receivable                                     836         102,917           49,459             --            153,212
   Inventories                                            --           227,075            2,613             --            229,688
   Assets from coal trading activities                    --            69,898             --               --             69,898
   Deferred income taxes                                  --            10,101              260             --             10,361
   Other current assets                                    260          12,039            3,255             --             15,554
                                                   ------------    ------------    ------------    --------------     ------------
     Total current assets                               61,762         427,395           60,766             --            549,923
Property, plant, equipment and mine
  development, at cost                                    --         5,079,997           51,232             --          5,131,229
Less accumulated depreciation, depletion
  and amortization                                        --          (841,781)         (16,406)            --           (858,187)
                                                   ------------    ------------    ------------    --------------     ------------
Property, plant, equipment and mine
  development, net                                        --         4,238,216           34,826             --          4,273,042
Investments and other assets                         3,448,319         279,216           17,835       (3,428,158)         317,212
                                                   ------------    ------------    ------------    --------------     ------------
     Total assets                                  $ 3,510,081     $ 4,944,827      $   113,427      $(3,428,158)     $ 5,140,177
                                                   ============    ============    ============    ==============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings and current
   maturities of long-term debt                    $      --       $    44,441      $     3,074      $      --        $    47,515
  Payables and notes payable to affiliates, net      1,626,695      (1,643,593)          16,898             --               --
  Liabilities from coal trading activities                --            37,008             --               --             37,008
  Accounts payable and accrued expenses                  9,427         521,917           15,669             --            547,013
                                                   ------------    ------------    ------------    --------------     ------------
     Total current liabilities                       1,636,122      (1,040,227)          35,641             --            631,536
Long-term debt, less current maturities                714,571         263,826            3,299             --            981,696
Deferred income taxes                                     --           495,284            4,026             --            499,310
Other noncurrent liabilities                               623       1,906,050            2,703             --          1,909,376
                                                   ------------    ------------    ------------    --------------     ------------
     Total liabilities                               2,351,316       1,624,933           45,669             --          4,021,918
Minority interests                                        --            37,121             --               --             37,121
Stockholders' equity                                 1,158,765       3,282,773           67,758       (3,428,158)       1,081,138
                                                   ------------    ------------    ------------    --------------     ------------
     Total liabilities and stockholders'
       equity                                      $ 3,510,081     $ 4,944,827      $   113,427      $(3,428,158)     $ 5,140,177
                                                   ============    ============    ============    ==============     ============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (In thousands)


                                                                 Parent          Guarantor       Non-Guarantor
                                                                 Company        Subsidiaries     Subsidiaries     Consolidated
                                                               ------------     ------------     ------------    --------------
Net cash provided by (used in) operating activities            $   (56,273)     $   150,841      $    21,210      $   115,778
                                                               ------------     ------------     ------------    --------------
Additions to property, plant, equipment and
  mine development                                                    --           (114,962)          (3,855)        (118,817)
Additions to advance mining royalties                                 --             (7,706)            --             (7,706)
Acquisition, net                                                      --            (90,000)            --            (90,000)
Investment in joint venture                                           --             (1,400)            --             (1,400)
Proceeds from property and equipment disposals                        --             34,063              659           34,722
                                                               ------------     ------------     ------------    --------------
Net cash used in investing activities                                 --           (180,005)          (3,196)        (183,201)
                                                               ------------     ------------     ------------    --------------
Net change in revolving lines of credit                               --           (121,584)            --           (121,584)
Proceeds from long-term debt                                     1,100,000            2,735             --          1,102,735
Payments of long-term debt                                        (745,259)        (120,345)            (530)        (866,134)
Increase of securitized interests in accounts receivable              --               --              3,600            3,600
Payment of debt issuance costs                                     (23,632)            --               --            (23,632)
Distributions to minority interests                                   --             (4,063)            --             (4,063)
Dividends paid                                                     (17,262)            --               --            (17,262)
Proceeds from stock options exercised                               24,599             --               --             24,599
Transactions with affiliates, net                                 (245,483)         268,369          (22,886)            --
Other                                                                2,849             --               --              2,849
                                                               ------------     ------------     ------------    --------------
Net cash provided by (used in) financing activities                 95,812           25,112          (19,816)         101,108
                                                               ------------     ------------     ------------    --------------
Effect of exchange rate changes on cash and equivalents               --               --                934              934
Net increase (decrease) in cash and cash equivalents                39,539           (4,052)            (868)          34,619
Cash and cash equivalents at beginning of period                    60,666            5,365            5,179           71,210
                                                               ------------     ------------     ------------    --------------
Cash and cash equivalents at end of period                     $   100,205      $     1,313      $     4,311      $   105,829
                                                               ============     ============     ============    ==============

                           PEABODY ENERGY CORPORATION
     UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)

                                                             Parent          Guarantor       Non-Guarantor
                                                             Company        Subsidiaries     Subsidiaries     Consolidated
                                                           ------------     ------------     ------------    --------------
Net cash provided by (used in) operating activities          $ (49,420)       $ 231,177        $  26,837        $ 208,594
                                                           ------------     ------------     ------------    --------------
Additions to property, plant, equipment and
   mine development                                               --           (158,083)          (3,249)        (161,332)
Additions to advance mining royalties                             --             (8,052)            --             (8,052)
Acquisitions, net                                                 --            (45,537)            --            (45,537)
Investment in joint venture                                       --               (475)            --               (475)
Proceeds from property and equipment disposals                    --             15,760              761           16,521
                                                           ------------     ------------     ------------    --------------
Net cash used in investing activities                             --           (196,387)          (2,488)        (198,875)
                                                           ------------     ------------     ------------    --------------
Net change in revolving lines of credit                         25,702          (19,210)            --              6,492
Payments of long-term debt                                        --            (15,453)          (2,523)         (17,976)
Distributions to minority interests                               --             (7,868)            --             (7,868)
Dividends paid                                                 (15,632)            --               --            (15,632)
Proceeds from stock options exercised                            1,239             --               --              1,239
Transactions with affiliates, net                               12,115            4,904          (17,019)            --
Other                                                            1,262             --               --              1,262
                                                           ------------     ------------     ------------    --------------
Net cash provided by (used in) financing activities             24,686          (37,627)         (19,542)         (32,483)
                                                           ------------     ------------     ------------    --------------
Effect of exchange rate changes on cash and equivalents           --               --                 22               22
Net increase (decrease) in cash and cash equivalents           (24,734)          (2,837)           4,829          (22,742)
Cash and cash equivalents at beginning of period                28,121            6,501            4,000           38,622
                                                           ------------     ------------     ------------    --------------
Cash and cash equivalents at end of period                   $   3,387        $   3,664        $   8,829        $  15,880
                                                           ============     ============     ============    ==============

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

     -   the extent of the economic recovery and future economic conditions;

     -   milder than normal weather;

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

     - changes in interpretation of tax law, including changes in Internal Revenue Service interpretations related to synfuel activities;

     -   replacement of reserves;

     -   implementation of new accounting standards;

     -   inflationary trends and interest rate changes;

     -   the effects of interest rate changes on discounting future liabilities;

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

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

     Sales. Sales for the quarter ended September 30, 2003 of $682.0 million were $6.9 million below the corresponding prior year quarter. The prior year quarter included $27.7 million in revenue related to a favorable arbitration ruling that resulted in a retroactive price adjustment to our Navajo station coal supply agreement. Excluding the revenue related to the arbitration ruling, sales increased $20.8 million due to higher volume and pricing at our Powder River Basin operations and higher brokerage sales volume.

     Mining and brokerage operations' sales volume totaled 49.3 million tons for the current year quarter, a 6.9% increase over the prior year level of 46.1 million tons. The increase was due to higher demand-driven volume at our Powder River Basin operations and higher volume from our brokerage operations. Our average sales price decreased 7.5% from the prior year quarter, primarily due to the effect of the arbitration ruling in the prior year quarter and changes in sales mix. Shipments from the Appalachia and Midwest regions represented a lower percentage of overall sales in the current year, due to the increase in Powder River Basin sales volume in the current year. Average prices in our brokerage operations also decreased in the current year, as more Powder River Basin products were shipped in the current year. Excluding the effect of the arbitration ruling in the prior year, our average sales price decreased 3.6%.

     U.S. Mining operations' sales were $4.5 million above the prior year quarter, after excluding the effect of the arbitration ruling on prior year sales. In the west, sales in the Powder River Basin operations increased $15.2 million on improved pricing and volume in the third quarter. Strong demand was reflected in higher prices and record shipments of 28.3 million tons in the quarter. Sales in the Southwest region decreased $30.7 million; however, sales were comparable to the prior year after excluding $27.7 million in sales related to the arbitration ruling in the prior year quarter.

     Sales in the Appalachian region were $4.6 million lower than the prior year quarter, as lower production at the Harris and certain contract mines resulted from a tear in a conveyor belt. The Midwest region's sales were $3.1 million less than the prior year quarter due to longer than expected ramp-up of production due to equipment problems at the Highland Mine, and the ramp-up of production at the Vermilion Grove portal of the Riola Mine.

     Sales from brokerage operations increased $10.0 million over the prior year quarter due to higher U.S. brokerage sales and Australian brokerage export sales. Sales from our Australian Mining operations, which were acquired in the third quarter of 2002, increased $6.3 million from the prior year quarter.

     Other Revenues. Other revenues decreased $5.7 million from the prior year quarter. The prior year quarter included a $15.1 million gain related to a mediated settlement regarding the Mohave Generating Station coal supply agreement. Excluding the $15.1 million gain in the prior year quarter, other revenues increased $9.4 million, due to higher mark-to-market revenues from trading operations, coal royalties and coalbed methane revenues.

     Asset Retirement Obligation Expense. We recognized asset retirement obligation expense of $7.5 million during the current year quarter, comprised of the accretion of the asset retirement obligation liability and the amortization of the asset retirement obligation asset recognized in accordance with SFAS No.
143. Expense in the prior year related to reclamation activities was $4.1 million and was included in "operating costs and expenses" in the statement of operations for the quarter ended September 30, 2002. The adoption of SFAS No. 143 is discussed in Note 3 to the unaudited condensed consolidated financial statements included in this report.

     Selling and Administrative Expenses. Selling and administrative expenses decreased $2.5 million due to lower headcount in 2003 and expenses related to incentive plans based on our common stock price.

     Net Gain on Property and Equipment Disposals. Net gain on property and equipment disposals related to our resource management business increased $3.6 million due to a $1.4 million gain on the sale of surplus surface land in the Midwest, combined with other miscellaneous asset sales.

     Operating Profit. Operating profit decreased $15.7 million to $35.6 million for the quarter ended September 30, 2003. The prior year quarter includes $37.1 million of profit related to the arbitration ruling and mediation settlement described above. Excluding these two items, operating profit increased $21.4 million. Operating profit related to U.S. Mining operations (which excludes operating costs related to past mining activities and net gains on property disposals) increased $14.6 million, excluding the $37.1 million of profit in the prior year related to the arbitration ruling and mediation settlement. The increase was driven by improved margins in the Powder River Basin and Southwest regions. Overall, our U.S. Mining operations held the line on costs compared with the prior year, despite higher healthcare, pension, fuel and explosives costs.

     The Powder River Basin region's operating profit increased $10.6 million from improved prices and volume and lower repair and maintenance expense. The Southwest region's operating profit, excluding the $37.1 million of profit related to the arbitration ruling and mediation settlement in the prior year quarter, increased $9.5 million, primarily due to lower repair and maintenance expenses.

     In the east, the Appalachia region's operating profit approximated prior year results as improved results at the Federal and Big Mountain mines helped offset the effects of lower production at the Harris and contract mines from a tear in a conveyor belt. Operating profit in the Midwest region decreased $4.6 million compared to the prior year quarter. Production was lower than expected at the new Highland Mine due to equipment performance problems.

     Operating profit from Trading and Brokerage operations increased $4.2 million. Trading profits were comparable with the prior year, while current year brokerage results were favorably impacted by adopting EITF Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Current quarter Trading and Brokerage results included $2.5 million in unrealized profit related to a contract restructuring wherein a derivative contract was modified to include tonnage from a non-derivative contract, which increased the mark-to-market profit required to be recognized on the derivative contract. The unrealized profit related to this contract will be converted to cash by the end of 2004.

     Operating profit for the current year period was also affected by higher net gains on property and equipment disposals of $3.6 million and lower selling and administrative expenses of $2.5 million discussed above, offset by asset retirement obligation expense of $7.5 million. Finally, operating costs related to past mining activities were comparable with the prior year quarter, as higher reclamation expense at closed mine locations in the prior year was offset by higher retiree healthcare costs in the current year.

     Interest Expense. Interest expense decreased $3.5 million from the prior year quarter, to $22.3 million. Lower borrowing costs of $4.9 million resulted from the refinancing of our debt (see complete discussion in Note 2 to the unaudited condensed consolidated financial statements). Lower borrowing costs were partially offset by $1.4 million in higher costs in the current quarter related to surety bonds and letters of credit used to secure our obligations for reclamation, workers' compensation and lease commitments.

     Income Taxes. For the quarter ended September 30, 2003, we recorded an income tax benefit of $8.6 million on income before income taxes and minority interests of $13.6 million, compared to an income tax benefit of $1.5 million on income before income taxes and minority interests of $31.0 million in the prior year quarter. The tax benefit recorded in the third quarter of 2003 as a percentage of income before income taxes and minority interests is greater than the tax benefit recorded in the same quarter for the prior year primarily as a result of the magnitude of the percentage depletion deduction (which is a permanent difference) relative to pre-tax income. The income tax benefit for the current year quarter results primarily from the magnitude of the percentage depletion deduction.

     Minority Interests. For the quarter ended September 30, 2003, minority interests expense decreased $2.8 million to $0.7 million. The reduction was due to the purchase of the remaining 25% of Arclar Coal Company in September 2002 and the acquisition in April 2003 of the remaining 18.3% of Black Beauty Coal Company. The minority interest expense that continues to be recorded subsequent to April 2003 relates to a 75%-owned subsidiary of Black Beauty Coal Company.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     Sales. Sales for the nine months ended September 30, 2003 of $2,010.8 million were $43.3 million, or 2.2%, above the corresponding prior year period, as higher pricing and volume in the Powder River Basin, higher brokerage volume and higher Australian export volume overcame lower production at our Appalachia operations related to weather-related production disruptions and at our Midwest operations related to customer repairs and lower than expected production at the Highland Mine, the Vermilion Grove portal of the Riola Mine and the Willow Lake Mine. The prior year period included $27.7 million in sales related to the favorable arbitration ruling discussed above.

     Mining and brokerage operations' sales volume totaled 143.5 million tons for the current year period, a 4.7% increase over the prior year level of 137.0 million tons. Higher volume from our brokerage and Australian Mining operations more than offset slightly lower volume at our U.S. Mining operations. Our average sales price decreased 2.5% over the prior year period, due mainly to the effect of the favorable arbitration ruling in the prior year and sales mix, as higher priced tons in the Appalachia and Midwest regions represented a lower percentage of overall sales in the current year compared to the prior year period. Additionally, average prices in our brokerage operations decreased, as our volume was more heavily weighted toward western coal shipments in the current year.

     U.S. Mining operations' sales were $71.3 million below the prior year period, primarily as a result of the prior year arbitration ruling and lower volume in Appalachia and the Midwest, which more than offset higher prices and volume in the Powder River Basin. Sales in the Appalachian region were $55.1 million lower than the prior year period, as production was reduced by mine disruptions caused by weather in both the first quarter and second quarter, along with the installation of new longwall equipment and development of a new reserve area at the Federal Mine. Midwest sales decreased $11.9 million, as the new Highland mine's production has not yet reached levels comparable with production in the prior year period at the predecessor Camp No. 11 mine, which ceased operations during the fourth quarter of 2002. In addition, customer repairs lowered volume in the first half of 2003.

     Sales in the Powder River Basin increased $33.2 million as improved pricing for the current year period and record volume in the second and third quarters more than offset lower volume in the first quarter as a result of heavy snowfall. Sales in the Southwest region decreased $37.5 million as a result of the prior year arbitration ruling ($27.7 million) and lower volume in the current year due to two customers performing major repairs in the first half of the year.

     Sales from brokerage operations increased $95.5 million over the prior year period due to higher U.S. brokerage sales and Australian brokerage export sales. Our Australian Mining operations, which were acquired in the third quarter of 2002, contributed higher year-over-year sales of $19.2 million.

     Other Revenues. Other revenues decreased $14.1 million from the prior year period due to the $15.1 million gain related to the mediated settlement discussed above. In addition, slightly higher trading and coalbed methane revenues were offset by lower revenues related to a royalty agreement that expired in 2002.

     Asset Retirement Obligation Expense. We recognized asset retirement obligation expense of $20.6 million during the current year, comprised of the accretion of the asset retirement obligation liability and the amortization of the asset retirement obligation asset recognized in accordance with SFAS No.
143. Expense in the prior year related to reclamation activities was $12.8 million and was included in "operating costs and expenses" in the statement of operations for the nine months ended September 30, 2002. The adoption of SFAS No. 143 is discussed in Note 3 to the unaudited condensed consolidated financial statements included in this report.

     Selling and Administrative Expenses. Selling and administrative expenses increased $4.2 million due to higher costs associated with salaried pensions, incentive compensation, litigation, additional healthcare cost controls and Sarbanes-Oxley compliance. Lower headcount in 2003 helped offset some of these cost increases.

     Net Gain on Property and Equipment Disposals. Net gain on property and equipment disposals related to our resource management business increased $19.9 million primarily due to a sale of land and coal reserves in Appalachia in the second quarter of 2003 and the sale of oil and gas rights in Appalachia in the first quarter of 2003, combined with the net gain on property and equipment disposals discussed above.

     Operating Profit. Operating profit decreased $61.1 million to $100.4 million for the nine months ended September 30, 2003. The prior year period includes $37.1 million of profit related to the arbitration ruling and mediation settlement described above. Operating profit from U.S. Mining operations (which excludes operating costs related to past mining activities and net gains on property disposals) decreased $50.9 million, which includes the $37.1 million benefit from the arbitration ruling and mediation settlement in the prior year. In addition, the current year was impacted by operating below optimal levels as a result of customer repairs and weather disruptions in the first half of the year, higher reclamation costs related to the adoption of SFAS No. 143, and higher pension and retiree healthcare costs.

     In the west, the Powder River Basin region's operating profit increased $23.9 million on improved prices, record volume in the second and third quarter, and lower maintenance and repair costs, which overcame higher fuel and explosives costs. The Southwest region's operating profit, excluding the $37.1 million of profit related to the arbitration ruling and mediation settlement in the prior-year period, increased $5.0 million, as lower maintenance and repair expense more than offset lower volume from outages at two customer plants in the first half of the current year period.

     In the east, the Appalachia region's operating profit decreased $28.7 million due to lower volume from geologic difficulties and weather disruptions at the Harris Mine, lower shipments from contract mines and the conveyor belt tear previously mentioned. Operating profit in the Midwest region decreased $14.0 million compared to the prior year period due to higher fuel and explosives costs at our Black Beauty operations and lower volume due to customer repairs and ramp-up issues at the new Highland Mine and the Vermilion Grove portal of the Riola Mine, which have not reached full production capacity.

     Operating profit from Trading and Brokerage operations increased $6.9 million over the prior year, primarily due to higher profit from improved brokerage volume and the impact of adopting EITF Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Current year Trading and Brokerage results included $6.8 million in unrealized profit related to a contract restructuring wherein the new contract's terms and conditions required it to be classified as a derivative and marked to market for accounting purposes. The unrealized profit related to this contract will be converted to cash by the end of 2005. An additional $4.1 million of unrealized profit related to two other contract modifications, including the modification described above in the analysis of results for the quarter ended September 30, 2003. The unrealized profit related to these two contract modifications will be converted to cash by the end of 2004.

     Operating profit for the current year period was also affected by higher net gains on property and equipment disposals of $19.9 million offset by asset retirement obligation expense of $20.6 million and higher selling and administrative expenses of $4.2 million.

     Operating costs related to past mining activities were $10.9 million higher in the current year period, due to $7.8 million of higher retiree healthcare costs in the current year, driven by lower interest discount rate and higher inflation trend assumptions, combined with $7.0 million in excise tax refunds included in the prior year. Finally, prior year resource management results included royalty income of $4.0 million related to a royalty agreement that expired in 2002.

     Interest Expense. Interest expense increased $0.6 million compared to the prior year period, to $77.4 million. Interest savings from the March 2003 refinancing were not fully realized until the third quarter (discussed above) because the second quarter included $5.3 million in interest costs for the notes not redeemed until May 15, 2003. In addition, we incurred $5.3 million in higher costs in the nine months ended September 30, 2003 related to surety bonds and letters of credit used to secure our obligations for reclamation, workers' compensation and lease commitments. These additional expenses were partially offset by lower interest on $650 million of 6.875% Senior Notes issued in March 2003 and lower overall interest costs of $4.9 million in the third quarter, discussed above.

     Early Debt Extinguishment Costs. Pursuant to our debt refinancing transactions discussed in Note 2 to the unaudited condensed consolidated financial statements, we incurred early debt extinguishment costs of $53.5 million during the nine months ended September 30, 2003, which were comprised of $41.8 million of early prepayment premiums and fees paid to retire debt, $17.5 million of debt issuance costs that were written off in conjunction with the early extinguishment of debt, partially offset by a gain on the termination of related interest rate swaps of approximately $5.8 million.

     Income Taxes. For the nine months ended September 30, 2003, there was an income tax benefit of $49.6 million on a loss before income taxes and minority interests of $27.9 million, compared to income tax expense of $4.6 million on income before income taxes and minority interests of $91.4 million in the prior year period. The tax benefit recorded in the first nine months of 2003 differs from the tax expense in the prior year nine-month period primarily as a result of the magnitude of the percentage depletion deduction (which is a permanent difference) relative to pre-tax income. The income tax benefit for the current year period results primarily from the magnitude of the percentage depletion deduction and a $10.0 million adjustment to our tax reserves.

     Minority Interests. For the nine months ended September 30, 2003, minority interests expense decreased $8.5 million to $2.4 million. The reduction was due to the minority interest acquisitions discussed above and the impact of $7.3 million of early debt extinguishment charges incurred at Black Beauty during 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $115.8 million for the nine months ended September 30, 2003, a decrease of $92.8 million from the corresponding prior year period. The decrease is primarily due to lower income from continuing operations in the current year, and the prior year period's cash flows include $26.8 million of excise tax refunds and $22.1 million received related to the arbitration ruling previously mentioned.

     Net cash used in investing activities was $183.2 million for the nine months ended September 30, 2003, $15.7 million lower than the corresponding prior year period. Capital expenditures decreased $42.5 million, to $118.8 million, in the current year period. Major expenditures incurred in the nine months ended September 30, 2003 related to the startup of the Highland Mine and the installation of new longwall equipment and development of a new reserve area at our 5 million ton per year Federal Mine. Other capital expenditures were primarily for the replacement of mining equipment, the expansion of capacity at certain mines and projects to improve the efficiency of mining operations. Acquisition expenditures increased $44.5 million in the current year, due to the current year $90.0 million acquisition of the remaining 18.3% of Black Beauty Coal Company, discussed in Note 4 to the unaudited condensed consolidated financial statements. The prior year included $44.5 million of expenditures related to the acquisitions of Beaver Dam Coal Company, remaining 25% interest in Arclar Coal Company and our Australian Mining operations. Finally, the current year period included $18.2 million higher proceeds from property and equipment disposals as a result of sales of land, coal reserves and oil and gas rights during the period.

     Net cash provided by financing activities was $101.1 million for the nine months ended September 30, 2003, a $133.6 million increase over the corresponding prior year period. The current year included proceeds from long-term debt of $1.1 billion from the refinancing transactions. A detailed discussion of the sources and uses of proceeds from the refinancing transactions is included in Note 2 to the unaudited condensed consolidated financial statements. The refinancing proceeds were used, among other things, to repay line of credit borrowings of $121.6 million, long-term debt of $831.0 million and to pay $23.6 million in debt issuance costs in connection with the new debt issued. The current year includes other debt repayments of $35.1 million, while the prior year includes net repayments of $11.5 million. Financing cash flows in the current and prior year periods reflect dividends paid of $17.3 million and $15.6 million, respectively. Finally, the current year period included $24.6 million of proceeds from the exercise of stock options.

     As of September 30, 2003 and December 31, 2002, our total indebtedness consisted of the following (dollars in thousands):


                                                              September 30, 2003      December 31, 2002
                                                              ------------------      -----------------
Term Loan under Senior Secured Credit Facility                 $       447,750          $        --
6.875% Senior Notes due 2013                                           650,000                   --
Fair value of interest rate swaps - 6.875% Senior Notes                  7,285                   --
9.625% Senior Subordinated Notes redeemed in 2003                         --                  391,490
8.875% Senior Notes redeemed in 2003                                      --                  316,498
5.0% Subordinated Note                                                  78,273                 85,055
Senior unsecured notes under various agreements                           --                   58,214
Unsecured revolving credit agreement                                      --                  116,584
Other                                                                   17,389                 61,370
                                                              ------------------      -----------------
                                                               $     1,200,697          $   1,029,211
                                                              ==================      =================

     During the nine months ended September 30, 2003, we completed a comprehensive debt refinancing to lower our borrowing costs, expand our borrowing capacity, extend our debt maturities and simplify our capital structure. Our Senior Secured Credit Facility and 6.875% Senior Notes have been rated Ba1 and BB-, respectively, by Moody's Investors Service, BB+ and BB- by Standard & Poor's and BB+ and BB by Fitch. Recently, Moody's reaffirmed our SGL-1 liquidity rating. Under Moody's rating system, SGL-1 means "very good" liquidity. Moody's SGL ratings are used to supplement their credit ratings for companies rated from "Ba1" to "C."

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

     In July 2003, our board of directors approved a 25% increase in the regular quarterly dividend on common stock, to $0.125 per share. The increased dividend was paid on August 26, 2003, to shareholders of record on August 5, 2003.

     In May 2003, we entered into and designated four interest rate swaps with notional amounts totaling $100.0 million as a fair value hedge of our 6.875% Senior Notes. Under the swaps, the Company pays a floating rate that resets each March 15 and September 15, based upon the six-month LIBOR rate, for a period of ten years ending March 15, 2013 and receives a fixed rate of 6.875%. The applicable floating rate was 4.25% as of September 30, 2003. At current LIBOR levels, we would realize annualized savings of approximately $2.6 million over the term of the swaps.

     In September 2003, the Company entered into two $400.0 million interest rate swaps. One $400.0 million notional amount floating-to-fixed interest rate swap, expiring March 15, 2010, was designated as a hedge of changes in expected cash flows on the term loan under Senior Secured Credit Facility. Under this swap, the Company pays a fixed rate of 6.764% and receives a floating rate of LIBOR plus 2.5% that resets quarterly based upon the three-month LIBOR rate. Another $400.0 million notional amount fixed-to-floating interest rate swap, expiring March 15, 2013, was designated as a hedge of the changes in the fair value of the 6.875% Senior Notes due 2013. Under this swap, the Company pays a floating rate of LIBOR plus 1.97% that resets quarterly based upon the three-month LIBOR rate and receives a fixed rate of 6.875%. The effect of the swaps was to lower the Company's overall borrowing costs on $400.0 million of debt principal by 0.64% as of September 30, 2003, which will result in annualized interest savings of $2.6 million over the term of the fixed-to-floating swap.

     As of September 30, 2003, there were no outstanding borrowings under our Revolving Credit Facility. We had letters of credit outstanding under the facility of $241.0 million, leaving $359.0 million available for borrowing. We were in compliance with all of the covenants of the Senior Secured Credit Facility and 6.875% Senior Notes as of September 30, 2003.

     We had $67.7 million of commitments for capital expenditures at September 30, 2003, that are primarily related to acquiring additional coal reserves and mining equipment. The majority of these commitments relate to spending targeted for 2003. Total projected capital expenditures for calendar year 2003 are approximately $175 million to $190 million, and have been and will be primarily used to develop existing reserves, replace or add equipment and fund cost reduction initiatives. We anticipate funding our capital expenditures primarily through operating cash flow.

Off-Balance Sheet Arrangements

     In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit ("Conduit"). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. The securitization program is currently scheduled to expire in 2007, and the maximum amount of undivided interests in accounts receivable that may be sold to the Conduit is $140.0 million. Under the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit was $140.0 million and $136.4 million as of September 30, 2003 and December 31, 2002, respectively.

     There were no other material changes to our off-balance sheet arrangements during the nine months ended September 30, 2003. All off-balance sheet arrangements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2002.

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

Gibraltar P&L Mine

     Our Gibraltar P&L Mine, which is a small surface pit located near our former Gibraltar Mine near Graham, Kentucky, will close in the fourth quarter of 2003 as it exhausts its economically recoverable reserves. The mine sold 0.8 million tons of coal during 2002. The Gibraltar P&L Mine closure will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Trading Activities

     Our coal trading activities give rise to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. We actively measure, monitor and adjust traded position levels to remain within risk limits prescribed by management. For example, we have policies in place that limit the amount of total exposure we may assume at any point in time.

     We account for coal trading derivatives under SFAS No. 133 (as amended), which requires us to reflect derivatives, such as forwards, futures, options and swaps, at market value in the consolidated financial statements.

     We perform a value at risk analysis on our trading portfolio, which includes over-the-counter and brokerage trading of coal. The use of value at risk allows us to quantify in dollars, on a daily basis, the price risk inherent in our trading portfolio. Our value at risk model is based on the industry standard risk-metrics variance/co-variance approach. This captures our exposure related to both option and forward positions. Our value at risk model assumes a 15-day holding period and a 95% one-tailed confidence interval.

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

     During the nine months ended September 30, 2003, the low, high and average values at risk for our coal trading portfolio were $0.4 million, $1.3 million and $0.8 million, respectively. As of September 30, 2003, 13% of the value of our trading portfolio was scheduled to be realized by the end of calendar year 2003, and 97% of the value of our trading portfolio was scheduled to be realized by the end of calendar year 2004.

     We also monitor other types of risk associated with our coal trading activities, including credit, market liquidity and counterparty nonperformance.

Non-trading Activities

     We manage our commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of September 30, 2003, we had sales commitments for substantially all of our planned calendar 2003 production. We have committed and priced 168 million tons of planned 2004 production of 190 million to 200 million tons.

     Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to price volatility. We, through our suppliers, utilize forward contracts to manage the exposure related to this volatility.

     We have exposure to changes in interest rates due to our existing level of indebtedness. As of September 30, 2003, after taking into consideration the effects of interest rate swaps, we had $647.4 million of fixed-rate borrowings and $553.3 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $5.5 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one-percentage point increase in interest rates would result in a $49.7 million decrease in the fair value of these borrowings.

ITEM 4.  CONTROLS AND PROCEDURES.

     The Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2003 and have concluded that the disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis.

     Additionally, during the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Navajo Nation

     See Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings brought against us by the Navajo Nation and Hopi Tribe.

Oklahoma Lead Litigation

     One of our subsidiaries, Gold Fields, was named in June 2003 as a defendant, along with five other companies, in a class action lawsuit filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiffs have asserted nuisance and trespass claims predicated on allegations of intentional lead exposure by the defendants, including Gold Fields, and are seeking compensatory damages for diminution of property value, punitive damages and the implementation of medical monitoring and relocation programs for the affected individuals. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950's. The plaintiff classes include all persons who have lived in the vicinity of Picher within a specified time period. Gold Fields has agreed to indemnify one of the other defendants, which is a former subsidiary of our company. Gold Fields is also a defendant, along with other companies, in 17 individual lawsuits arising out of the same lead mill operations involved in the class action. Plaintiffs in these actions are seeking compensatory and punitive damages for alleged personal injuries from lead exposure. Four of those lawsuits have been consolidated for a trial set for November 17, 2003 in the U.S. District Court for the Northern District of Oklahoma.

     While the outcome of litigation is subject to uncertainties, based on the Company's preliminary evaluation of the issues and their potential impact on the Company, the Company believes this matter will be resolved without a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     See Exhibit Index at page 36 of this report.

(b)  Reports on Form 8-K

         On July 17, 2003, we furnished a Form 8-K under Item 9, Regulation FD Disclosure and Item 12, Disclosure of Results of Operations and Financial Condition announcing our issuance of a press release setting forth our second quarter 2003 earnings, and providing guidance on our third quarter and full year 2003 forecasted results. The press release was included as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

         On August 4, 2003, we filed a Form 8-K under Item 5, Other Events and Regulation FD Disclosure, announcing an underwriting agreement between the Company, certain stockholders and certain named underwriters, pursuant to the secondary offering as discussed in Note 12 to the unaudited condensed consolidated financial statements. The underwriting agreement was included as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PEABODY ENERGY CORPORATION

Date: November 13, 2003              By:        /s/ RICHARD A. NAVARRE
                                          ------------------------------------
                                                   Richard A. Navarre
                                           Executive Vice President and Chief
                                                    Financial Officer
                                              (Principal Financial Officer)

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

     3.2 Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002).

     4.29 Second Supplemental Senior Note Indenture dated as of September 30, 2003 among Peabody Energy Corporation, the Guaranteeing Subsidiaries (as defined therein) and US Bank National Association, as trustee (incorporated by reference to the Exhibit 4.198 of the Company's Form S-3 Registration Statement on No. 333-109906, filed on October 22, 2003).

     10.47* Agreement between Peabody Energy Corporation and Richard A. Navarre dated August 29, 2003.

     10.48* Agreement between Peabody Energy Corporation and Richard M. Whiting dated September 24, 2003.

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