Form 10-Q
period 2004-03-31
PEABODY ENERGY CORP
filed 2004-05-10
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes               ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          ☒ Yes      ☐ No

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of April 30, 2004: Common Stock, par value $0.01 per share, 63,947,245 shares outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Operations for the Quarters Ended March 31, 2004 and 2003	2
	Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2004 and 2003	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 6.	Exhibits and Reports on Form 8-K	33
5 7/8% Senior Note Due 2016 Indenture
Indemnification Agreement
Indemnification Agreement
Amend #2 to 2nd Amend & Restated Credit Agreement
302 Certification of Chief Executive Officer
302 Certification of Executive VP and CFO
906 Certification of Chief Executive Officer
906 Certification of Executive VP and CFO

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PEABODY ENERGY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Quarter Ended
	March 31,
	2004	2003
REVENUES
Sales	$744,451	$657,829
Other revenues	44,147	23,465

Total revenues	788,598	681,294
COSTS AND EXPENSES
Operating costs and expenses	651,564	566,620
Depreciation, depletion and amortization	59,840	56,047
Asset retirement obligation expense	13,037	6,490
Selling and administrative expenses	27,792	25,324
Net gain on property and equipment disposals	(570)	(7,718)

OPERATING PROFIT	36,935	34,531
Interest expense	21,328	26,152
Early debt extinguishment costs	—	21,184
Interest income	(919)	(672)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	16,526	(12,133)
Income tax benefit	(6,317)	(12,246)
Minority interests	263	1,050

INCOME (LOSS) BEFORE ACCOUNTING CHANGES	22,580	(937)
Cumulative effect of accounting changes, net of taxes	—	(10,144)

NET INCOME (LOSS)	$22,580	$(11,081)

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Income (loss) before accounting changes	$0.40	$(0.02)
Cumulative effect of accounting changes, net of taxes	—	(0.19)

Net income (loss)	$0.40	$(0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	55,788,126	52,414,041

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	57,154,849	52,414,041

DIVIDENDS DECLARED PER SHARE	$0.125	$0.100

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	(Unaudited)
	March 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$779,428	$117,502
Accounts receivable, less allowance of $1,361	176,864	220,891
Materials and supplies	48,149	44,421
Coal inventory	223,337	202,072
Assets from coal trading activities	145,335	58,321
Deferred income taxes	15,759	15,749
Other current assets	28,831	23,784

Total current assets	1,417,703	682,740
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $1,143,064 at March 31, 2004 and $1,099,934 at December 31, 2003	4,262,637	4,280,986
Investments and other assets	331,236	316,539

Total assets	$6,011,576	$5,280,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$20,066	$23,049
Liabilities from coal trading activities	117,607	36,304
Accounts payable and accrued expenses	562,201	572,615

Total current liabilities	699,874	631,968
Long-term debt, less current maturities	1,421,653	1,173,490
Deferred income taxes	425,115	434,426
Asset retirement obligations	402,314	384,048
Workers’ compensation obligations	214,685	209,954
Accrued postretirement benefit costs	956,036	961,811
Obligation to industry fund	43,851	44,779
Other noncurrent liabilities	308,491	305,823

Total liabilities	4,472,019	4,146,299
Minority interests	1,854	1,909
Stockholders’ equity
Preferred Stock – $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2004 or December 31, 2003	—	—
Series Common Stock – $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of March 31, 2004 or December 31, 2003	—	—
Common Stock – $0.01 per share par value; 150,000,000 shares authorized, 64,020,239 shares issued and 63,889,890 shares outstanding as of March 31, 2004 and 150,000,000 shares authorized, 54,772,310 shares issued and 54,646,754 shares outstanding as of December 31, 2003	640	548
Additional paid-in capital	1,401,344	1,009,008
Retained earnings	223,870	208,149
Unearned restricted stock awards	(445)	(358)
Employee stock loans	(32)	(31)
Accumulated other comprehensive loss	(83,771)	(81,572)
Treasury shares, at cost: 130,349 shares and 125,556 shares as of March 31, 2004 and December 31, 2003, respectively	(3,903)	(3,687)

Total stockholders’ equity	1,537,703	1,132,057

Total liabilities and stockholders’ equity	$6,011,576	$5,280,265

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Quarter Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,580	$(11,081)
Cumulative effect of accounting changes, net of taxes	—	10,144

Income (loss) before accounting changes	22,580	(937)
Adjustments to reconcile income (loss) before accounting changes to net cash provided by operating activities:
Depreciation, depletion and amortization	59,840	56,047
Deferred income taxes	(7,463)	(13,112)
Early debt extinguishment costs	—	21,184
Amortization of debt discount and debt issuance costs	1,899	2,289
Net gain on property and equipment disposals	(570)	(7,718)
Minority interests	263	1,050
Changes in current assets and liabilities:
Accounts receivable	(5,973)	(12,500)
Materials and supplies	(4,442)	(2,207)
Coal inventory	(18,151)	(16,079)
Net assets from coal trading activities	(5,711)	(12,014)
Other current assets	(5,596)	(659)
Accounts payable and accrued expenses	(9,781)	43,142
Asset retirement obligations	3,067	(2,237)
Workers’ compensation obligations	2,217	4,904
Accrued postretirement benefit costs	(5,775)	5,363
Obligation to industry fund	(928)	(1,946)
Other, net	(14,769)	(7,019)

Net cash provided by operating activities	10,707	57,551

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development	(24,414)	(58,844)
Additions to advance mining royalties	(1,828)	(2,354)
Acquisitions, net	(5,000)	—
Proceeds from property and equipment disposals	1,989	8,139
Proceeds from sale of Penn Virginia Resource Partners, L.P. common units	18,492	—

Net cash used in investing activities	(10,761)	(53,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in revolving lines of credit	—	(121,584)
Proceeds from long-term debt	250,000	591,311
Payments of long-term debt	(14,488)	(361,915)
Net proceeds from equity offering	383,125	—
Proceeds from stock options exercised	7,803	279
Proceeds from employee stock purchases	1,139	—
Payment of debt issuance costs	(8,422)	(22,687)
Increase (decrease) of securitized interests in accounts receivable	50,000	(83,900)
Distributions to minority interests	(318)	(1,350)
Dividends paid	(6,859)	(5,242)
Repayments of employee stock loans	—	735

Net cash provided by (used in) financing activities	661,980	(4,353)

Effect of exchange rate changes on cash and cash equivalents	—	369
Net increase in cash and cash equivalents	661,926	508
Cash and cash equivalents at beginning of period	117,502	71,210

Cash and cash equivalents at end of period	$779,428	$71,718

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

(1)	Basis of Presentation

     The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the “Company”) and its controlled affiliates. Earnings of unconsolidated affiliates are included in “Other Revenues.” All significant intercompany transactions, profits and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The accompanying condensed consolidated financial statements as of March 31, 2004 and for the quarters ended March 31, 2004 and 2003, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2003 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2004.

(2)	New Pronouncements

     Effective December 31, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (an amendment of Financial Accounting Standards Board (“FASB”) statements No. 87, 88 and 106).” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim disclosures required by SFAS No. 132 (revised 2003) are included in Note 9 to the Company’s unaudited condensed consolidated financial statements.

     Emerging Issues Task Force (“EITF”) Issue 04-02 addresses the issue of whether mineral rights are tangible or intangible assets. FASB Statement No. 141, “Business Combinations,” requires the acquirer in a business combination to allocate the cost of the acquisition to the acquired assets and liabilities. At the March 17-18, 2004 meeting, the EITF reached a consensus that mineral rights (defined as the legal right to explore, extract and retain at least a portion of the benefits from mineral deposits) are tangible assets. As a result of the EITF’s consensus, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 141-a and FAS 142-a, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-02, Whether Mineral Rights Are Tangible or Intangible Assets,” which amend SFAS No. 141 and 142 and results in the classification of mineral rights as tangible assets. Prior to this consensus, the Company provided a separate line item for leased coal interests and advance royalties within the consolidated (audited) balance sheet as of December 31, 2003. As of March 31, 2004, leased coal interests and advance royalties are now included within property, plant, equipment and mine development within the unaudited condensed consolidated balance sheet. Prior year amounts have been reclassified to conform with the current year presentation.

(3)	Debt and Equity Offerings

     In March 2004, we completed the debt and equity offerings described below. The offerings were made under the Company’s universal shelf registration statement on Form S-3 that had been declared effective by the U.S. Securities and Exchange Commission. The universal shelf registration statement remains effective with a remaining capacity of $602.9 million. The primary purpose of the debt and primary equity offerings was to fund the April 2004 purchases of coal operations from RAG International AG (as described in Note 4). Net proceeds from these offerings totaled $627.8 million, which funded the $432 million purchase price of the Australia and Colorado coal operations from RAG International AG (“RAG”), and the remaining $195.8 million will be used for general corporate purposes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

In addition, a secondary equity offering was completed in which the Company’s largest shareholder sold its remaining shares of common stock, as described below.

Debt Offering

     On March 23, 2004, the Company completed an offering of $250.0 million of 5.875% Senior Notes due 2016. The notes are senior unsecured obligations of the Company and rank equally with all of the Company’s other senior unsecured indebtedness. Interest payments are scheduled to occur on April 15 and October 15 of each year, and commenced on April 15, 2004. The notes, which are unsecured, are guaranteed by the Company’s “restricted subsidiaries” as defined in the note indenture. The note indenture contains covenants which, among other things, limit the Company’s ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make other restricted payments and investments, create liens, sell assets and merge or consolidate with other entities. The notes are redeemable prior to April 15, 2009 at a redemption price equal to 100% of the principal amount plus a make-whole premium (as defined in the indenture) and on or after April 15, 2009 at fixed redemption prices as set forth in the indenture. Net proceeds from the offering, after deducting underwriting discounts and expenses, were $244.7 million.

Amendment to Senior Secured Credit Facility

     On March 9, 2004, the Company entered into an amendment to the Company’s senior secured credit facility. This amendment reduces the interest rate payable on the existing term loan under the senior credit facility from LIBOR plus 2.5% to LIBOR plus 1.75% (the applicable rate was 2.86% at March 31, 2004), and expands maximum borrowings under the revolving credit facility from $600.0 million to $900.0 million.

As of March 31, 2004 and December 31, 2003, our total indebtedness consisted of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Term Loan under Senior Secured Credit Facility	$445,500	$446,625
6.875% Senior Notes due 2013	650,000	650,000
5.875% Senior Notes due 2016	250,000	—
Fair value of interest rate swaps - 6.875% Senior Notes	12,799	4,239
5.0% Subordinated Note	70,522	79,412
Other	12,898	16,263

	$1,441,719	$1,196,539

Equity Offering

     On March 23, 2004, the Company completed a concurrent offering of 8,825,000 shares of the Company’s common stock, priced at $45.00 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and other expenses, were $383.1 million.

Secondary Offering

     On March 23, 2004, concurrent with the primary equity offering described above, Lehman Brothers Merchant Banking Partners II L.P. and affiliates (“Merchant Banking Fund”), the Company’s largest shareholder as of that date, sold 10,267,169 shares of the Company’s common stock. The Company did not receive any proceeds from the sale of shares by Merchant Banking Fund. This offering completed Merchant Banking Fund’s planned exit strategy and eliminated the remaining portion of their beneficial ownership of the Company.

(4)	Subsequent Event

     On April 15, 2004, we purchased, through two separate agreements, three coal operations from RAG Coal International AG. The combined purchase price of $432 million was funded from the Company’s equity and debt offerings as discussed in Note 3. The purchases include two mines in Queensland, Australia that collectively are expected to produce 7 to 8 million tons per year of metallurgical coal, and the Twentymile Mine in Colorado, which is expected to produce 8 million tons per year of steam coal. The Company continues to have a memorandum of understanding with RAG Coal International AG for the purchase of a 25.5% interest in Carbones del Guasare, S.A., a joint venture that includes Anglo American plc and a Venezuelan governmental partner. Carbones del Guasare operates the Paso Diablo surface mine in northwestern Venezuela, which produces 7 to 7.5 million tons per year of coal for electricity generators and steel producers.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(5)	Coal Inventory

     Inventories consisted of the following at (dollars in thousands):

	March 31,	December 31,
	2004	2003
Raw coal	$10,912	$15,815
Work in process	161,547	151,725
Saleable coal	50,878	34,532

Total	$223,337	$202,072

(6)	Assets and Liabilities from Coal Trading Activities

     The fair value of coal trading derivatives (and related hedged coal contracts) as of March 31, 2004 is set forth below (dollars in thousands):

	Fair Value
	Assets	Liabilities
Forward contracts	$145,089	$117,232
Option contracts	246	375

Total	$145,335	$117,607

     Ninety-eight percent of the contracts in the Company’s trading portfolio as of March 31, 2004 were valued utilizing prices from over-the-counter market sources, adjusted for coal quality, and two percent of the Company’s contracts were valued based on similar market transactions.

     As of March 31, 2004, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2004	81%
2005	19%

100%

     The Company’s coal trading operations traded 9.9 million tons and 16.6 million tons for the quarters ended March 31, 2004 and 2003, respectively.

(7)	Earnings Per Share and Stockholders’ Equity

       Weighted Average Shares Outstanding

     A reconciliation of weighted average shares outstanding follows:

	Quarter Ended March 31,
	2004	2003
Weighted average shares outstanding - basic	55,788,126	52,414,041
Dilutive impact of stock options	1,366,723	—

Weighted average shares outstanding - diluted	57,154,849	52,414,041

     For the quarter ended March 31, 2003, options were excluded from the diluted earnings per share calculation because they were anti-dilutive.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Stock Compensation

     These interim financial statements include the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its equity incentive plans. The Company recorded $0.1 million of compensation expense for equity-based compensation during each of the quarters ended March 31, 2004 and 2003. The following table reflects pro forma net income and basic and diluted earnings per share had compensation cost been determined for the Company’s non-qualified and incentive stock options based on the fair value at the grant dates consistent with the methodology set forth under SFAS No. 123, “Accounting for Stock-Based Compensation"(dollars in thousands, except per share data):

	Quarter Ended
	March 31,
	2004	2003
Net income (loss):
As reported	$22,580	$(11,081)
Pro forma	20,838	(12,613)
Basic earnings per share:
As reported	$0.40	$(0.21)
Pro forma	0.37	(0.24)
Diluted earnings per share:
As reported	$0.40	$(0.21)
Pro forma	0.36	(0.24)

Treasury Stock

     During the quarter ended March 31, 2004, the Company received 4,793 shares of common stock as consideration for employees’ exercise of stock options. The value of the common stock tendered by employees to exercise stock options was based upon the closing price on the dates of the respective transactions. The common stock tenders were in accordance with the provisions of the 1998 Stock Purchase and Option Plan, which was previously approved by the Company’s Board of Directors.

(8)	Comprehensive Income

The following table sets forth the after-tax components of comprehensive income (loss) for the quarters ended March 31, 2004 and 2003 (dollars in thousands):

	Quarter Ended
	March 31,
	2004	2003
Net income (loss)	$22,580	$(11,081)
Foreign currency translation adjustment	—	4
Decrease in fair value of cash flow hedges, net of taxes	(2,199)	—

Comprehensive income (loss)	$20,381	$(11,077)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(9)	Pension and Postretirement Benefit Costs

Components of Net Periodic Pension Costs

     Net periodic pension costs included the following components (dollars in thousands):

	Quarter Ended
	March 31,
	2004	2003
Service cost for benefits earned	$2,873	$2,546
Interest cost on projected benefit obligation	10,599	10,449
Expected return on plan assets	(11,365)	(11,116)
Amortization of prior service cost	64	64
Amortization of net loss	5,629	2,545

Net periodic pension costs	$7,800	$4,488

Contributions

     The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $13.1 million to its funded pension plans and make $1.0 million in expected benefit payments attributable to its unfunded pension plans during 2004. As of March 31, 2004, $0.5 million of contributions have been made to the funded pension plans and $0.3 million of expected benefit payments attributable to the unfunded pension plans have been made. The Company presently anticipates it will contribute $60.2 million in total to its funded pension plans during 2004. The revised contribution consists of an April 2004 contribution of $50.0 million to the Peabody Plan, which covers substantially all salaried U.S. employees and eligible hourly employees at certain Peabody Holding Company subsidiaries, and a planned $10.2 million contribution, which is a $2.2 million reduction from December 31, 2003 expectations due to pension funding law changes enacted in early April 2004, to the Western Plan, which covers eligible employees who are represented by the United Mine Workers of America under the Western Surface Agreement of 2000.

Components of Net Periodic Postretirement Benefits Costs

     Net periodic postretirement benefits costs included the following components (dollars in thousands):

	Quarter Ended
	March 31,
	2004	2003
Service cost for benefits earned	$1,220	$1,262
Interest cost on accumulated postretirement benefit obligation	15,794	19,766
Amortization of prior service cost	(3,308)	(3,947)
Amortization of actuarial losses	774	7,063

Net periodic postretirement benefit costs	$14,480	$24,144

Cash Flows

     The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to pay $72.5 million attributable to its postretirement benefit plans during 2004. As of March 31, 2004, payments of $20.2 million attributable to its postretirement benefit plans have been made.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(10)	Segment Information

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

     Operating segment results for the quarters ended March 31, 2004 and 2003 are as follows (dollars in thousands):

	Quarter Ended
	March 31,
	2004	2003
Revenues:
Eastern U.S. Mining	$353,700	$289,067
Western U.S. Mining	304,032	281,422
Australian Mining	8,625	6,362
Trading and Brokerage	113,787	100,777
Corporate and Other	8,454	3,666

Total	$788,598	$681,294

Adjusted EBITDA (1):
Eastern U.S. Mining	$61,413	$52,908
Western U.S. Mining	83,382	79,612
Australian Mining	930	1,903
Trading and Brokerage	14,231	17,098
Corporate and Other	(50,144)	(54,453)

Total	$109,812	$97,068

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

     A reconciliation of segment adjusted EBITDA to consolidated income (loss) before income taxes follows (dollars in thousands):

	Quarter Ended
	March 31,
	2004	2003
Total segment adjusted EBITDA(1)	$109,812	$97,068
Depreciation, depletion and amortization	59,840	56,047
Asset retirement obligation expense	13,037	6,490
Interest expense	21,328	26,152
Early debt extinguishment costs	—	21,184
Interest income	(919)	(672)
Minority interests	263	1,050

Income (loss) before income taxes	$16,263	$(13,183)

(1)	Adjusted EBITDA is defined as income from continuing operations before deducting early debt extinguishment costs, net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization.

(11)	Commitments and Contingencies

Environmental

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

     The Company’s policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company’s apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in the estimation of liabilities recorded on its consolidated balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded as part of “Other noncurrent liabilities” were $38.3 million and $38.9 million at March 31, 2004 and December 31, 2003, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than this provision.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

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

     On March 4, 2003, the U.S. Supreme Court issued a ruling in a companion lawsuit involving the Navajo Nation and the United States. The Court rejected the Navajo Nation’s allegation that the United States breached its trust responsibilities to the Tribe in approving the coal lease amendments and was liable for money damages. On May 2, 2003, the Company’s subsidiaries filed a renewed motion to dismiss the Navajo Nation’s lawsuit against them based on the Supreme Court’s decision and the court denied that renewed motion on April 13, 2004. While discovery is ongoing, a trial date has not been set.

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

     Peabody Western filed a motion to compel arbitration of these claims, which was granted in part by the trial court. Specifically, the trial court ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. This ruling was subsequently upheld on appeal. As a result, Peabody Western, Salt River Project and the other owners of the Navajo Generating Station will arbitrate the mine decommissioning costs issue and will litigate the retiree health care costs issue. The Company has recorded a receivable for mine decommissioning costs of $65.2 million included in Investments and Other Assets at March 31, 2004.

     While the outcome of litigation and arbitration is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, and based on outcomes in similar proceedings, we believe that the matter will be resolved without a material adverse effect on our financial condition or results of operations.

Mohave Generating Station

     Peabody Western has a long-term coal supply agreement with the owners of the Mohave Generating Station that expires on December 31, 2005. There is a dispute with the Hopi Tribe regarding the use of groundwater in the transportation of the coal by pipeline to the Mohave plant. Southern California Edison (the majority owner and operator of the plant) is involved in a California Public Utilities Commission proceeding related to the operation of the Mohave plant beyond 2005 or the temporary or permanent shutdown of the plant. Alternatively, Southern California Edison has asked for

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

authorization to spend money for the shutdown of the Mohave plant. In a July 2003 filing with the California Public Utilities Commission, the operator affirmed that the Mohave plant is not forecast to return to service as a coal-fired resource until mid-2009 at the earliest. The Company is in active discussions to resolve the complex issues critical to the continuation of the operation of the Mohave Generating Station and the renewal of the coal supply agreement after December 31, 2005. There is no assurance that the issues critical to the continued operation of the Mohave plant will be resolved. If these issues are not resolved in a timely manner, the operation of the Mohave plant will cease or be suspended on December 31, 2005. The Mohave plant is the sole customer of the Black Mesa Mine, which sold 4.5 million tons of coal in 2003. If the Company is unable to renew the coal supply agreement with the Mohave Generating Station, our results of operations and cash flows could be somewhat reduced after 2005.

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

     In 1997, a Citizens Power subsidiary, now called Edison Mission Marketing & Trading (“EMMT”), entered into a power purchase agreement to sell power in connection with a restructured power supply agreement that runs through 2016. In 1999, the Citizens Power subsidiary entered into a power purchase agreement with NRG Power Marketing Inc. (“NRG Power Marketing”) for the same term, and NRG Power Marketing’s performance was guaranteed by NRG Energy, its parent. NRG Power Marketing subsequently filed a Chapter 11 bankruptcy petition and on August 6, 2003, NRG Power Marketing obtained bankruptcy court approval to reject the power purchase agreement. EMMT has reached an agreement with NRG Power Marketing to settle the claims filed in the bankruptcy court for the benefit of the members of CL Power Sales Eight LLC (“CL8”). The NRG Power Marketing power sales contract is one of the contracts covered by the indemnity provision, but the Company indemnity does not apply to losses caused by the negligent act or omission of EMMT, Edison Mission Energy or its affiliates. NRG Power Marketing is no longer delivering power to EMMT and the power is being supplied by EMMT. The Company may be responsible for the incremental costs incurred by EMMT related to authorized power purchases; however, the Company has reserved its rights against EMMT and Edison Mission Energy and does not believe its exposure under authorized power purchases is material. To complicate the issues, CL8 is in discussions with its noteholders as the project is in default of its note agreement as a result of the bankruptcy of an unaffiliated guarantor of EMMT, TXU Europe Limited. The noteholders, members of CL8 and EMMT are in discussions to restructure the project’s power supply arrangements and the Company expects resolution of this matter to occur by May 31, 2004.

     Due to the length, legal complexity and specific requirements of the contracts covered by the indemnity, the impact of the power purchase transactions, the uncertainty surrounding the project default, and the prospects for restructuring described above, the Company cannot reasonably estimate its exposure under the indemnity beyond May 31, 2004.

Oklahoma Lead Litigation

     Gold Fields was named in June 2003 as a defendant, along with five other companies, in a class action lawsuit filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiffs have asserted nuisance and trespass claims predicated on allegations of intentional lead exposure by the defendants, including Gold Fields, and are seeking compensatory damages for diminution of property value, punitive damages and the implementation of medical monitoring and relocation programs for the affected individuals. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950’s. The plaintiff classes include all persons who have resided or owned property in the towns of Cardin and Picher within a specified time period. Gold Fields has agreed to indemnify one of the other defendants, which is a former subsidiary of Gold Fields. Gold Fields is also a defendant, along with other companies, in 10 individual lawsuits arising out of the same lead mill operations involved in the class action. Plaintiffs in these actions are seeking compensatory and

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

punitive damages for alleged personal injuries from lead exposure. In December 2003, the Quapaw Indian tribe and certain Quapaw owners of interests in land filed a class action lawsuit against Gold Fields and five other companies in U.S. District Court for the Northern District of Oklahoma. The plaintiffs are seeking compensatory and punitive damages based on public and private nuisance, trespass, unjust enrichment, strict liability and deceit claims. Gold Fields has denied liability to the plaintiffs, has filed counterclaims against the plaintiffs seeking indemnification and contribution and has filed a third-party complaint against the United States, owners of interests in chat and real property in the Picher area. The Quapaw tribe also filed a notice of intent to sue Gold Fields and the other mining companies under CERCLA regarding alleged damages to natural resources held in trust by the Tribe and RCRA for an alleged abatement of an imminent and substantial endangerment to health and the environment. In February 2004, the town of Quapaw filed a class action lawsuit against Gold Fields and other mining companies asserting claims similar to those asserted by the towns of Picher and Cardin as well as natural resource damage claims.

     While the outcome of litigation is subject to uncertainties, based on the Company’s preliminary evaluation of the issues and their potential impact on the Company, the Company believes this matter will be resolved without a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Other

     Accounts receivable in the consolidated balance sheets as of March 31, 2004 and December 31, 2003 included $14.5 million and $14.0 million of receivables, respectively, billed during 2001 through 2004 that have been disputed by two customers who have withheld payment. The Company believes these billings were made properly under the respective coal supply agreements with each customer. The Company is in arbitration and litigation with these customers to resolve this issue, and believes the receivables to be fully collectible.

     Included in investments and other assets at March 31, 2004 and December 31, 2003 was $4.6 million and $2.3 million, respectively, of assessments billed by the UMWA Combined Fund to subsidiaries of the Company. These assessments are in dispute and being paid under protest by the Company. The Company believes these amounts will be fully collectible upon resolution of the dispute.

     In addition to the matters described above, the Company at times becomes a party to other claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of such other pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.

     At March 31, 2004, purchase commitments for capital expenditures were approximately $61.2 million.

(12)	Related Party Transactions

     Lehman Brothers Inc. (“Lehman Brothers”) is an affiliate of Merchant Banking Fund. As discussed in Note 3, the Merchant Banking Fund was the Company’s largest shareholder and the secondary offering completed the fund’s exit strategy from equity ownership in the Company. In March 2004, Morgan Stanley and Lehman Brothers served as joint managers in connection with the secondary equity offering, and received from third parties customary underwriting discounts and commissions from the offering. The Company paid no fees to Lehman Brothers related to the first quarter equity offerings.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(13) Supplemental Guarantor/Non-Guarantor Financial Information

     In accordance with the indentures governing the 6.875% Senior Notes due 2013 and the 5.875% Senior Notes due 2016, certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the 6.875% Senior Notes and the 5.875% Senior Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the 6.875% Senior Notes and the 5.875% Senior Notes. The following unaudited condensed historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Quarter Ended March 31, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$740,968	$63,296	$(15,666)	$788,598
Costs and expenses:
Operating costs and expenses	152	607,192	59,886	(15,666)	651,564
Depreciation, depletion and amortization	—	58,745	1,095	—	59,840
Asset retirement obligation expense	—	12,995	42	—	13,037
Selling and administrative expenses	322	26,918	552	—	27,792
Net gain on property and equipment disposals	—	(241)	(329)	—	(570)
Interest expense	31,731	26,007	868	(37,278)	21,328
Interest income	(21,299)	(12,155)	(4,743)	37,278	(919)

Income (loss) before income taxes and minority interests	(10,906)	21,507	5,925	—	16,526
Income tax provision (benefit)	(5,822)	(1,906)	1,411	—	(6,317)
Minority interests	—	263	—	—	263

Net income (loss)	$(5,084)	$23,150	$4,514	$—	$22,580

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Quarter Ended March 31, 2003
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$644,467	$52,438	$(15,611)	$681,294
Costs and expenses:
Operating costs and expenses	—	535,275	46,956	(15,611)	566,620
Depreciation, depletion and amortization	—	55,141	906	—	56,047
Asset retirement obligation expense	—	6,428	62	—	6,490
Selling and administrative expenses	165	24,654	505	—	25,324
Net gain on property and equipment disposals	—	(7,714)	(4)	—	(7,718)
Interest expense	35,274	27,359	747	(37,228)	26,152
Early debt extinguishment costs	13,835	7,349	—	—	21,184
Interest income	(17,220)	(17,449)	(3,231)	37,228	(672)

Income (loss) before income taxes and minority interests	(32,054)	13,424	6,497	—	(12,133)
Income tax provision (benefit)	(13,158)	(866)	1,778	—	(12,246)
Minority interests	—	1,050	—	—	1,050
Cumulative effect of accounting changes, net of taxes	6,762	(16,349)	(557)	—	(10,144)

Net income (loss)	$(12,134)	$(3,109)	$4,162	$—	$(11,081)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets
March 31, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$776,554	$879	$1,995	$—	$779,428
Accounts receivable	170	136,776	39,918	—	176,864
Inventories	—	269,042	2,444	—	271,486
Assets from coal trading activities	—	145,335	—	—	145,335
Deferred income taxes	—	15,050	709	—	15,759
Other current assets	2,736	20,784	5,311	—	28,831

Total current assets	779,460	587,866	50,377	—	1,417,703
Property, plant, equipment and mine development - at cost	—	5,343,498	62,203	—	5,405,701
Less accumulated depreciation, depletion and amortization	—	(1,121,707)	(21,357)	—	(1,143,064)
Investments and other assets	3,650,699	163,248	1,098	(3,483,809)	331,236

Total assets	$4,430,159	$4,972,905	$92,321	$(3,483,809)	$6,011,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,500	$13,936	$1,630	$—	$20,066
Payables and notes payable to affiliates, net	1,427,722	(1,445,160)	17,438	—	—
Liabilities from coal trading activities	—	117,259	348	—	117,607
Accounts payable and accrued expenses	8,377	542,421	11,403	—	562,201

Total current liabilities	1,440,599	(771,544)	30,819	—	699,874
Long-term debt, less current maturities	1,353,798	65,039	2,816	—	1,421,653
Deferred income taxes	—	418,228	6,887	—	425,115
Other noncurrent liabilities	23,528	1,898,179	3,670	—	1,925,377

Total liabilities	2,817,925	1,609,902	44,192	—	4,472,019
Minority interests	—	1,854	—	—	1,854
Stockholders’ equity	1,612,234	3,361,149	48,129	(3,483,809)	1,537,703

Total liabilities and stockholders’ equity	$4,430,159	$4,972,905	$92,321	$(3,483,809)	$6,011,576

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Supplemental Condensed Consolidated Balance Sheets
December 31, 2003
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$114,575	$1,392	$1,535	$—	$117,502
Accounts receivable	1,022	190,517	29,352	—	220,891
Inventories	—	244,372	2,121	—	246,493
Assets from coal trading activities	—	58,321	—	—	58,321
Deferred income taxes	—	15,050	699	—	15,749
Other current assets	2,793	14,977	6,014	—	23,784

Total current assets	118,390	524,629	39,721	—	682,740
Property, plant, equipment and mine development - at cost	—	5,318,980	61,940	—	5,380,920
Less accumulated depreciation, depletion and amortization	—	(1,079,200)	(20,734)	—	(1,099,934)
Investments and other assets	3,588,554	175,364	1,145	(3,448,524)	316,539

Total assets	$3,706,944	$4,939,773	$82,072	$(3,448,524)	$5,280,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,500	$16,707	$1,842	$—	$23,049
Payables and notes payable to affiliates, net	1,360,978	(1,373,499)	12,521	—	—
Liabilities from coal trading activities	—	35,851	453	—	36,304
Accounts payable and accrued expenses	16,690	535,914	20,011	—	572,615

Total current liabilities	1,382,168	(785,027)	34,827	—	631,968
Long-term debt, less current maturities	1,096,364	74,014	3,112	—	1,173,490
Deferred income taxes	—	427,465	6,961	—	434,426
Other noncurrent liabilities	21,824	1,880,889	3,702	—	1,906,415

Total liabilities	2,500,356	1,597,341	48,602	—	4,146,299
Minority interests	—	1,909	—	—	1,909
Stockholders’ equity	1,206,588	3,340,523	33,470	(3,448,524)	1,132,057

Total liabilities and stockholders’ equity	$3,706,944	$4,939,773	$82,072	$(3,448,524)	$5,280,265

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
Quarter Ended March 31, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(20,806)	$30,884	$629	$10,707

Additions to property, plant, equipment and mine development	—	(23,657)	(757)	(24,414)
Additions to advance mining royalties	—	(1,678)	(150)	(1,828)
Acquisition, net	—	(5,000)	—	(5,000)
Proceeds from property and equipment disposals	—	1,558	431	1,989
Proceeds from sale of Penn Virginia Resource Partners, L.P. common units	—	18,492	—	18,492

Net cash used in investing activities	—	(10,285)	(476)	(10,761)

Proceeds from long-term debt	250,000	—	—	250,000
Payments of long-term debt	(1,126)	(12,854)	(508)	(14,488)
Net proceeds from equity offering	383,125	—	—	383,125
Proceeds from stock options exercised	7,803	—	—	7,803
Proceeds from employee stock options	1,139	—	—	1,139
Payment of debt issuance costs	(8,422)	—	—	(8,422)
Increase of securitized interests in accounts receivable	—	—	50,000	50,000
Distributions to minority interests	—	(318)	—	(318)
Dividends paid	(6,859)	—	—	(6,859)
Transactions with affiliates, net	57,125	(7,940)	(49,185)	—

Net cash provided by (used in) financing activities	682,785	(21,112)	307	661,980

Net increase (decrease) in cash and cash equivalents	661,979	(513)	460	661,926
Cash and cash equivalents at beginning of period	114,575	1,392	1,535	117,502

Cash and cash equivalents at end of period	$776,554	$879	$1,995	$779,428

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
Quarter Ended March 31, 2003
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(428)	$48,273	$9,706	$57,551

Additions to property, plant, equipment and mine development	—	(56,914)	(1,930)	(58,844)
Additions to advance mining royalties	—	(2,354)	—	(2,354)
Proceeds from property and equipment disposals	—	7,889	250	8,139

Net cash used in investing activities	—	(51,379)	(1,680)	(53,059)

Net change in revolving lines of credit	—	(121,584)	—	(121,584)
Proceeds from long-term debt	590,408	903	—	591,311
Payments of long-term debt	(255,094)	(105,606)	(1,215)	(361,915)
Proceeds from stock options exercised	279	—	—	279
Payment of debt issuance costs	(22,687)	—	—	(22,687)
Decrease of securitized interests in accounts receivable	—	—	(83,900)	(83,900)
Distributions to minority interests	—	(1,350)	—	(1,350)
Dividends paid	(5,242)	—	—	(5,242)
Transactions with affiliates, net	(308,888)	230,755	78,133	—
Repayments of employee stock loans	735	—	—	735

Net cash provided by (used in) financing activities	(489)	3,118	(6,982)	(4,353)

Effect of exchange rate changes on cash and equivalents	—	—	369	369
Net increase (decrease) in cash and cash equivalents	(917)	12	1,413	508
Cash and cash equivalents at beginning of period	60,666	5,365	5,179	71,210

Cash and cash equivalents at end of period	$59,749	$5,377	$6,592	$71,718

(14)	Guarantees

     In the normal course of business, the Company is a party to guarantees with off-balance sheet risk, and has the following guarantees:

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

     The Company owns a 49.0% interest in a joint venture that operates an underground mine and preparation plant facility in West Virginia. The partners have severally agreed to guarantee the debt of the joint venture, which consists of a $14.6 million loan facility with a commercial bank and other bank loans of $0.3 million. Monthly principal payments on the loan facility of approximately $0.2 million are due through October 2010. Interest payments on the loan facility are due monthly and accrue at prime plus 1/2%, or 4.50% as of March 31, 2004. The total amount of the joint venture’s debt guaranteed by the Company was $7.1 million as of March 31, 2004.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

     The Company owns a 45%interest in a joint venture that operates an underground mine in Kentucky. The Company has agreed to guarantee the debt of the joint venture, which consists of a term loan in the amount of $9.0 million which bears interest at 5.59% and a line of credit that allows for maximum borrowings of $1.3 million which bears interest at 5%. Monthly principal and interest payments on the term loan of approximately $0.2 million are due through June 2008. The line of credit expires in July 2004. The Company’s maximum reimbursement obligation under the guarantee is limited to $4.0 million. The Company has recognized a liability of $0.1 million at March 31, 2004 for the fair value of this guarantee.

     In connection with the sale of Citizens Power, the Company has indemnified the buyer from certain losses resulting from specified power contracts and guarantees. The indemnity is described in detail in Note 11.

     The Company is the lessee under numerous equipment and property leases. It is common in such commercial lease transactions for the Company, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of the Company’s operations. The Company expects that losses with respect to leased property would be covered by insurance (subject to deductibles). The Company and certain of its subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, the Company’s maximum potential obligations under its leases are equal to the respective future minimum lease payments and assume that no amounts could be recovered from third parties.

     The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries, and substantially all of the Company’s subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. Descriptions of the Company’s (and its subsidiaries’) debt are included in Note 3, and supplemental guarantor/non-guarantor financial information is provided in Note 13. The maximum amounts payable under the Company’s debt agreements are presented in Note 3 and assume that no amounts could be recovered from third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

     This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or our future financial performance, including, without limitations, the section captioned “Outlook.” We use words such as “anticipate,” “believe,” “expect,” “may,” “project,” “will” or other similar words to identify forward-looking statements.

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

     Among the factors that could cause actual results to differ materially are:

•	growth in coal and power markets;

•	coal’s market share of electricity generation;

•	the extent of the economic recovery and future economic conditions;

•	milder than normal weather;

•	railroad and other transportation performance and costs;

•	our ability to renew sales contracts upon expiration or renegotiation;

•	our ability to successfully implement operating strategies;

•	the effectiveness of our cost-cutting measures;

•	regulatory and court decisions;

•	future legislation;

•	changes in postretirement benefit and pension obligations;

•	credit, market and performance risk associated with our customers;

•	modification or termination of our long-term coal supply agreements;

•	reductions of purchases by major customers;

•	risks inherent to mining, including geologic conditions, third party performance or unforeseen equipment problems;

•	terrorist attacks or threats affecting our or our customers’ operations;

•	replacement of reserves;

•	implementation of new accounting standards;

•	inflationary trends and interest rate changes;

•	availability and costs of credit, surety bonds and letters of credit;

•	the effects of changes in currency exchange rates;

•	the effects of interest rate changes on discounting future liabilities;

•	the effects of acquisitions or divestitures;

•	maintenance of satisfactory relations with our workforce;

•	increased contribution requirements to multi-employer benefit funds; and

•	other factors, including those discussed in “Legal Proceedings.”

     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document, the “Risks Relating to Our Company” section of Item 7 of our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and all related documents incorporated by reference. We do not undertake any obligation to update these statements.

Overview

     We are the largest private sector coal company in the world, with majority interests in 31 active coal operations located throughout all major U.S. coal producing regions and in Australia. In the first quarter of 2004, we sold a company and industry record 51.9 million tons of coal. In 2003, we sold 203.2 million tons of coal that accounted for an estimated 18% of all U.S. coal sales, and were more than 70% greater than the sales of our closest competitor. The Energy Information Administration estimates that 1.1 billion tons of coal were consumed in the United States in 2003 and expects domestic consumption of coal by electricity generators to grow at a rate of 1.8% per year through 2025. Coal-fueled generation is used in most cases to meet baseload requirements, and coal use generally grows at the pace of electricity demand growth. In 2003, coal’s share of electricity generation was approximately 52%, which was more than all other fuels combined. Our coal products fuel more than 10% of all U.S. electricity generation and more than 2.5 % of worldwide electricity generation.

     Our primary customers are U.S. utilities, which accounted for 90% of our sales in 2003. We typically sell coal to utility customers under long-term contracts (those with terms longer than one year). During 2003, 90% of our sales were under long-term contracts. Our results of operations in the near term could be negatively impacted by poor weather conditions and unforeseen geologic conditions or equipment problems at mining locations, and by the availability of transportation for coal shipments. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves, find replacement buyers for coal under contracts with comparable terms to existing contracts, or the passage of new or expanded regulations that could limit our ability to mine or increase the cost of mining coal. In the past, we have achieved production levels that are relatively consistent with our projections.

     We conduct business through four principal operating segments: Western U.S. Mining, Eastern U.S. Mining, Australian Mining and Trading and Brokerage. The principal business of the Eastern U.S. Mining and Western U.S. Mining segments is the mining, preparation and sale of steam coal, sold primarily to electric utilities. The Eastern U.S. Mining operations also mine some metallurgical coal, sold to steel and coke producers. Eastern U.S. Mining operations are characterized by predominantly underground extraction processes, higher sulfur content and Btu of coal, and lower customer transportation costs (due to shorter shipping distances). Conversely, Western U.S. Mining operations are characterized by predominantly surface extraction processes, lower sulfur content and Btu of coal, and higher customer transportation costs (due to longer shipping distances). Geologically, Eastern operations mine bituminous and Western operations mine primarily subbituminous coal deposits. Our Eastern U.S. Mining operations consist of our Appalachia and Midwest operations and our Western U.S. Mining operations consist of our Powder River Basin and Southwest operations, which are each described in Item 1 of our 2003 Annual Report on Form 10-K. Our Australian Mining operations consist of our Wilkie Creek mine and two additional mines acquired in April 2004 (see discussion of subsequent event at Note 4). The Trading and Brokerage segment’s principal business is the marketing and trading of coal.

     In addition to our mining operations, which comprised 84% of revenues in the first quarter of 2004, we also generate revenues from brokering and trading coal (14% of revenues), and by aggressively managing our vast natural resource position by selling non-core land holdings and mineral interests to generate additional cash flows. We are developing coal-fueled power generating projects in areas of the country where electricity demand is strong and where there is access to land, water, transmission lines and low-cost coal. These projects involve mine-mouth generating plants using our surface lands and coal reserves. Two projects are currently being developed – a 1,500 megawatt Thoroughbred Energy Campus in Muhlenberg County, Kentucky and a 1,500 megawatt Prairie State Energy Campus in Washington County, Illinois. The plants are expected to be operational following a four-year construction phase, which would begin when we have completed necessary permitting, selected partners and sold the majority of the output of the plant.

     On April 15, 2004, we completed the acquisitions of three coal operations from RAG Coal International AG. See discussion of subsequent event at Note 4.

Results of Operations

Adjusted EBITDA

     The discussion of our results of operations in 2004 and 2003 below includes references to, and analysis of our “Adjusted EBITDA” results. Adjusted EBITDA is defined as income from continuing operations before deducting early debt extinguishment costs, net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles, in Note 10 to our consolidated financial statements.

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Summary

     In the first quarter of 2004, our revenues rose to $788.6 million, a 15.8% increase over the prior year, led by company-record sales volume of 51.9 million tons. Our Adjusted EBITDA totaled $109.8 million, compared to $97.1 million in the prior year, a 13.2% increase. The improvement was primarily due to improved U.S. Mining results and lower retiree healthcare costs primarily as a result of the favorable impact of the Medicare Reform Act legislation enacted in December 2003. U.S. Mining results improved as a result of higher demand from U.S. electricity, steel and export customers and overcame higher steel and energy costs.

     First quarter net income was $22.6 million, or $0.40 per share, compared with a prior year net loss of $11.1 million, or $0.21 per share. Current year income reflects improved operating results as well as lower borrowing costs from our March 2003 refinancing. Net income in the prior year was impacted by pre-tax early debt extinguishment costs of $21.2 million and an after-tax charge of $10.1 million for the cumulative effect of changes in accounting principles.

Revenues

	(Unaudited)	(Unaudited)
	Quarter Ended	Quarter Ended	Increase (Decrease)
	March 31,	March 31,
	2004	2003	$	%
	(dollars in thousands)
Revenues
Sales	$744,451	$657,829	$86,622	13.2%
Other revenues	44,147	23,465	20,682	88.1%

Total revenues	788,598	681,294	107,304	15.8%

     Overall, our revenues increased 15.8% over the prior year first quarter. Sales increased 13.2% due to higher prices and an 8.1% volume increase. Overall, our average sales price increased 6.6%, due to higher pricing and a change in sales mix, as higher-priced Eastern coal sales represented a higher percentage of overall sales in the current year. Additionally, within the East, metallurgical coal sales (our highest value product) increased year over year in response to strong international demand. Regionally, each of our U.S. Mining operating regions experienced improved pricing compared to the same quarter last year. In our Eastern U.S. Mining operations, sales increased $57.6 million, or 20.3%, compared with prior year due to higher volumes and improved pricing as a result of strong steam and metallurgical coal demand. Production increases at most eastern mines more than offset lower than anticipated production as a result of geologic difficulties at two Kentucky mines and unexpected dragline repairs at two Indiana mines. Overall, the increase in Eastern revenues was led by Appalachia, which increased $41.0 million. In our Western U.S. Mining operations, sales increased $19.4 million, or 6.9%, on improved sales volumes. Production in the Powder River Basin increased as a result of higher demand despite difficulties with rail service as a result of derailments, which reduced shipments by approximately 0.5 million tons.

     Other revenues increased $20.7 million from the prior year, primarily due to a $9.9 million gain on the sale of 575,000 common units of Penn Virginia Resource Partners LP (“Penn Virginia”) and $5.3 million in higher equity investment income from our Kanawha Eagle joint venture. The remainder of the increase is primarily due to higher royalty income and coalbed methane revenues.

Adjusted EBITDA

     Our Adjusted EBITDA was $109.8 million for the first quarter of 2004, compared with $97.1 million in the prior year, detailed as follows.

	(Unaudited)	(Unaudited)
	Quarter Ended	Quarter Ended	Increase (Decrease)
	March 31,	March 31,
	2004	2003	$	%
	(dollars in thousands)
Western U.S. Mining	$83,382	$79,612	$3,770	4.7%
Eastern U.S. Mining	61,413	52,908	8,505	16.1%
Trading and Brokerage	14,231	17,098	(2,867)	-16.8%
Australian Mining	930	1,903	(973)	-51.1%
Corporate and Other	(50,144)	(54,453)	4,309	-7.9%

Total Adjusted EBITDA	$109,812	$97,068	$12,744	13.1%

     Adjusted EBITDA from our Western U.S. Mining operations increased $3.8 million in the first quarter of 2004 compared to the same quarter in the prior year. Volume increased by 7.2%, or 2.2 million tons, partially offset by a $0.06, or 2.3%, decline in margin per ton as a result of higher fuel and explosive costs. Results from our Powder River Basin operations improved $4.2 million due to strong demand for products from our North Antelope/Rochelle and Caballo mines while maintaining overall margins that were consistent with the prior year. Increases in volumes at these mines were achieved despite rail service problems and the shutdown of our Big Sky mine at the end of 2003. Results in the Southwest approximated prior year levels.

     Adjusted EBITDA from our Eastern operations increased $8.5 million on the strength of a 12.6%, or 1.4 million ton, volume increase and a $0.12, or 2.5%, increase in margin per ton. Overall margins in our Eastern operations increased despite higher costs relating to the upgrade from steam to metallurgical quality, increased diesel, explosives and steel costs and the timing of substitute coal purchases to enable future production to be sold in higher-value markets. Results in our Appalachia operation increased $16.0 million on strong demand driven pricing and volume, which overcame increased metallurgical coal processing, substitute coal and steel costs. In the Midwest, results decreased $7.5 million, as increased production and sales volumes in response to strong demand did not overcome poor geologic conditions and unexpected downtime for dragline repairs.

     Adjusted EBITDA from Trading and Brokerage operations decreased $2.9 million compared to the prior year. In the current year, pricing increases on our eastern trading portfolio resulted in improved trading profits, while the prior year included $6.1 million related to a restructured forward sales agreement with sourcing flexibility for settlements occurring in 2003 and 2004.

     Corporate and Other Adjusted EBITDA results include selling and administrative expenses, net gains on property disposals, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development and resource management. First quarter of 2004 results improved from the first quarter of 2003 primarily due to:

•	a $9.9 million gain on the sale of 575,000 units of Penn Virginia in the first quarter of 2004; and

•	lower costs ($9.4 million) in the first quarter of 2004 associated with past mining obligations, primarily lower retiree health care costs from the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

These improvements compared to the first quarter of the prior year were partially offset by:

•	a gain of $7.4 million in the prior year as a result of the sale of oil and gas rights in Appalachia;

•	increased costs in 2004 for generation development ($2.1 million) related to the development of the Prairie State and Thoroughbred Energy Campuses; and

•	increased selling and administrative expense of $2.5 million associated with salaried pensions, long-term incentive compensation, and timing of other costs.

Income (Loss) Before Income Taxes And Minority Interests

	(Unaudited)	(Unaudited)
	Quarter Ended	Quarter Ended	Increase (Decrease)
	March 31,	March 31,
	2004	2003	$	%
	(dollars in thousands)
Adjusted EBITDA	$109,812	$97,068	$12,744	13.1%
Depreciation, depletion and amortization	59,840	56,047	3,793	6.8%
Asset retirement obligation expense	13,037	6,490	6,547	100.9%
Early debt extinguishment costs	—	21,184	(21,184)	-100.0%
Interest expense	21,328	26,152	(4,824)	-18.4%
Interest income	(919)	(672)	(247)	36.8%

Income (loss) before income taxes and minority interests	$16,526	$(12,133)	$28,659	236.2%

     Income (loss) before income taxes and minority interests increased $28.7 million compared with the first quarter of 2003 due primarily to improved adjusted EBITDA results and the effects of refinancing of debt in 2003. The prior year first quarter included $21.2 million for early debt extinguishment, and interest expense was $4.8 million lower in the first quarter of 2004 due to the benefit of lower interest rates obtained in the 2003 refinancing. Asset retirement obligation expense increased $6.5 million due to acceleration of planned reclamation of certain closed mine sites.

Net Income

	(Unaudited)	(Unaudited)
	Quarter Ended	Quarter Ended	Increase (Decrease)
	March 31,	March 31,
	2004	2003	$	%
	(dollars in thousands)
Income (loss) before income taxes and minority interests	$16,526	$(12,133)	$28,659	236.2%
Income tax benefit	(6,317)	(12,246)	(5,929)	-48.4%
Minority interests	263	1,050	(787)	75.0%

Income (loss) before accounting changes	22,580	(937)	23,517	2509.8%
Cumulative effect of accounting changes	—	(10,144)	10,144	-100.0%

Net income (loss)	$22,580	$(11,081)	$33,661	303.8%

     Net income increased $33.7 million compared to the first quarter of 2003 due to the increase in income (loss) before income taxes and minority interests discussed above, combined with:

•	a lower tax benefit of $5.9 million in the first quarter of 2004. The tax benefit recorded in 2004 differs from the benefit in 2003 primarily as a result of higher pre-tax income offset by the permanent benefit of percentage depletion;

•	lower minority interests expense due to the acquisition in April 2003 of the remaining 18.3% of Black Beauty Coal Company; and

•	a charge in the first quarter of 2003 relating to the cumulative effect of accounting changes, net of income taxes, of $10.1 million. This amount represents the aggregate amount of the recognition of accounting changes pursuant to the adoption of SFAS No. 143, the change in method of amortization of actuarial gains and losses related to net periodic postretirement benefit costs and the effect of the rescission of EITF No. 98-10.

Outlook

     Our outlook for the coal markets remains positive for 2004. Coal markets continue to be strong worldwide, as a result of growing U.S., Pacific Rim and Chinese economies that are increasing coal demand for generation and steel making. Published indices also show improved year-over-year coal prices in most U.S. and global coal markets. Our recently acquired Australian operations are intended to complement growth in this area.

     In the United States, the high price of the primary competing fuel, natural gas, is leading coal-fueled generating plants to operate at increasing levels. Capacity utilization at coal-fueled generating plants continued to increase in the first quarter and is expected to reach record levels in 2004. Strong demand for coal and coal-based electricity generation is being driven by a strengthening economy, low customer stockpiles, production difficulties for some producers, capacity constraints of nuclear generation and high prices of natural gas and oil. Average inventories at U.S. generators are estimated to stand at approximately 110 million tons – their lowest levels since February 2001. We are targeting 2004 production of 200 to 205 million tons, and total sales volume of 220 million to 230 million tons. As of March 31, 2004 we have committed and priced approximately 95%, or about 190 million tons, of planned 2004 production.

     Management expects strong market conditions and recent acquisitions to overcome external cost pressures, adverse rail performance stemming from recent derailments and train set availability and an anticipated reduction in handling capacity due to downtime for the upgrade of handling facilities at our North Antelope/Rochelle mine. We continue to aggressively manage our cost structure and have programs in place to limit, to the extent possible, the impact of these rising costs on our operating margins. We are experiencing increases in operating costs related to fuel, explosives, steel and healthcare costs. In addition, historically low interest rates also have a negative impact on expenses related to our actuarially determined, employee-related liabilities. We may also encounter poor geologic conditions, lower third party performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on these and other costs exceeds our ability to realize sales increases, our operating margins would be negatively impacted.

Liquidity and Capital Resources

     Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and debt and equity offerings related to significant transactions. Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations as well as planned acquisitions. Our ability to pay dividends, service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. We typically fund all of our capital expenditure requirements with cash generated from operations, and during 2003 and the first quarter of 2004, have had no borrowings outstanding under our $900.0 million revolving line of credit, which we use primarily for standby letters of credit. This provides us with available borrowing capacity ($671.5 million as of March 31, 2004) to use to fund strategic acquisitions or meet other financing needs.

     Cash provided by operating activities was $10.7 million in the first quarter of 2004, a decrease of $46.8 million from the first quarter of 2003. Working capital changes in total resulted in a decrease in cash flow of $55.6 million compared to prior year first quarter, while cash contributed from all other operating activities increased by $8.8 million. The change in working capital year-over-year is primarily due to decreased working capital cash flow of $52.9 million related to accounts payable and accrued liabilities. The increased reduction of accounts payable and accrued liabilities in the first quarter of 2004 was due to a change in timing of interest payments caused by the refinancing of debt in March 2003, and use of our significant cash balances to reduce current liabilities.

     Net cash used in investing activities was $10.8 million during the first quarter of 2004, $42.3 million less than the first quarter of 2003. Capital expenditures decreased $34.4 million, to $24.4 million. The decrease was primarily due to the deferral until second quarter of 2004 of spending on a large loading facility upgrade in our Powder River Basin operations and equipment purchases in the Midwest. In the first quarter of 2004, the sale of units of Penn Virginia contributed $18.5 million to investing cash flows and was partially offset by a $5.0 million acquisition earnout payment related to our April 2003 acquisition of the remaining minority interest in Black Beauty Coal Company. Proceeds from property and equipment disposals were lower due to the sale of oil and gas rights in the first quarter of 2003.

     Financing activities during the first quarter of 2004 contributed $662.0 million of cash flow compared with a net use of $4.4 million in the prior year. During the first quarter of 2004, we issued 8.8 million shares of primary equity at $45 per share, netting proceeds of $383.1 million, and also issued $250 million of 5.875% Senior Notes due in 2016. In the first quarter of 2003 we refinanced our debt, and the net proceeds from the refinancing, after payments on the revolving line of credit, payments on long-term debt and after covering related debt issuance costs was $85.1 million. Securitized interest in accounts receivable increased $50.0 million during the quarter compared to a decrease of $83.9 million in the prior year. We paid dividends of $6.9 million and $5.2 million in the quarters ended March 31, 2004 and 2003, respectively.

     As of March 31, 2004 and December 31, 2003, our total indebtedness consisted of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Term Loan under Senior Secured Credit Facility	$445,500	$446,625
6.875% Senior Notes due 2013	650,000	650,000
5.875% Senior Notes due 2016	250,000	—
Fair value of interest rate swaps - 6.875% Senior Notes	12,799	4,239
5.0% Subordinated Note	70,522	79,412
Other	12,898	16,263

	$1,441,719	$1,196,539

     In March 2004, we issued 8.8 million shares of primary equity, and as noted in the table above, we issued $250.0 million of Senior Notes due 2016 with a fixed rate of interest at 5.875%. The debt and equity offerings were made under our universal shelf registration statement that is currently in effect and has a remaining capacity of $602.9 million. Concurrent with the debt and equity offerings, we entered into an amendment to our Senior Secured Credit Facility. The amendment reduced the interest rate payable by 75 basis points on the existing Term Loans under the facility and provides for up to $300.0 million additional revolving loans for a total of up to $900.0 million.

     The following table provides ratings at March 31, 2004 for our debt instruments:

Moody’s Investor
	Standard & Poor’s	Services	Fitch
Senior Secured Credit Facility	BB+	Ba1	BB+
6.875% Senior Notes due 2013	BB-	Ba3	BB
5.875% Senior Notes due 2016	BB-	Ba3	BB

     All three rating agencies reaffirmed their ratings in March 2004 when we amended the Senior Secured Credit Facility and placed the 5.875% Senior Notes. Moody’s has rated our liquidity SGL-1. Under Moody’s rating system, SGL-1 means “very good” liquidity. Moody’s SGL ratings are used to supplement their credit ratings for companies rated from “Ba1” to “C.”

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

     In May 2003, we entered into and designated four interest rate swaps with notional amounts totaling $100.0 million as a fair value hedge of our 6.875% Senior Notes. Under the swaps, we pay a floating rate that resets each March 15 and September 15, based upon the six-month LIBOR rate, for a period of ten years ending March 15, 2013 and receive a fixed rate of 6.875%. The applicable floating rate was 4.23% as of March 31, 2004. At current LIBOR levels, we would realize annual savings of approximately $2.6 million over the term of the swaps.

     In September 2003, we entered into two $400.0 million interest rate swaps. One $400.0 million notional amount floating-to-fixed interest rate swap, expiring March 15, 2010, was designated as a hedge of changes in expected cash flows on the term loan under the Senior Secured Credit Facility. Under this swap, we pay a fixed rate of 6.764% and receive a floating rate of LIBOR plus 2.5% that resets quarterly based upon the three-month LIBOR rate. Another $400.0 million notional amount fixed-to-floating interest rate swap, expiring March 15, 2013, was designated as a hedge of the changes in the fair value of the 6.875% Senior Notes due

2013. Under this swap, we pay a floating rate of LIBOR plus 1.97% that resets quarterly based upon the three-month LIBOR rate and receive a fixed rate of 6.875%. The effect of these swaps is to lower our overall borrowing costs on $400.0 million of debt principal by 0.64% as of March 31, 2004, which will result in annual interest savings of $2.6 million over the term of the fixed-to-floating swap.

     As of March 31, 2004, there were no outstanding borrowings under our Revolving Credit Facility. We had letters of credit outstanding under the facility of $228.5 million, leaving $671.5 million available for borrowing. We were in compliance with all of the covenants of the Senior Secured Credit Facility, the 6.875% Senior Notes and the 5.875% Senior Notes as of March 31, 2004.

     We had $61.2 million of commitments for capital expenditures at March 31, 2004, that are primarily related to acquiring additional coal reserves and mining equipment. These commitments relate to spending targeted for 2004. Total projected capital expenditures for calendar year 2004 are approximately $280 million to $300 million, and have been and will be primarily used to develop existing reserves, replace or add equipment, fund cost reduction initiatives and upgrade equipment and facilities at the operations we recently acquired. We anticipate funding our capital expenditures primarily through operating cash flow. As of March 31, 2004, we had committed additional capital of $441 million under a definitive agreement to acquire mines from RAG Coal International AG. The purchase was completed on April 15, 2004 at a price of $432 million (see discussion of subsequent event at Note 4).

Contractual Obligations

     The following table sets forth significant changes in our contractual obligations, primarily due to issuance of $250 million 5.875% Senior Notes due 2016, subsequent to our report on Form 10-K for the year ended December 31, 2003 (dollars in thousands):

	Payments Due by Year
	Within	2-3	4-5	After
	1 Year	Years	Years	5 Years
Long-term debt (principal and interest)	$39,289	$169,867	$204,849	$1,623,796

Off-Balance Sheet Arrangements

     In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit (“Conduit”). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. The securitization program is currently scheduled to expire in 2007, and the maximum amount of undivided interests in accounts receivable that may be sold to the Conduit is $140.0 million. Under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit was $140.0 million and $90.0 million as of March 31, 2004 and December 31, 2003, respectively.

     There were no other material changes to our off-balance sheet arrangements during the quarter ended March 31, 2004. All off-balance sheet arrangements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2003.

Other

Mohave Generating Station

     See Note 11 to the unaudited condensed consolidated financial statements included in this report relating to the potential cessation or suspension of the operations of the Mohave Generating Station on December 31, 2005. The Mohave Generating Station is the sole customer of our Black Mesa Mine, which sold 4.5 million tons of coal in 2003.

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

     Daily, we perform a value at risk analysis on our trading portfolio, which includes over-the-counter and brokerage trading of coal. The use of value at risk allows us to quantify in dollars the price risk inherent in our trading portfolio. Our value at risk model is based on the industry standard risk-metrics variance/co-variance approach. This captures our exposure related to both option and forward positions. Our value at risk model assumes a 15-day holding period and a 95% one-tailed confidence interval.

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

     During the three months ended March 31, 2004, the low, high and average values at risk for our coal trading portfolio were $0.8 million, $2.9 million and $1.7 million, respectively. As of March 31, 2004, 81% of the value of our trading portfolio was scheduled to be realized by the end of 2004, and 100% of the value of our trading portfolio was scheduled to be realized by the end of 2005.

     We also monitor other types of risk associated with our coal trading activities, including credit, market liquidity and counterparty nonperformance.

Credit Risk

     Our concentration of credit risk is substantially with energy producers and marketers and electric utilities. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, our policy is to require the counterparty to provide appropriate credit enhancement. When appropriate, we have taken steps to reduce our credit exposure to certain customers or counterparties whose credit has deteriorated and who may pose a higher risk, as determined by our credit management function, of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to fund the payment for coal under existing coal supply agreements. To reduce our credit exposure related to trading and brokerage activities, we seek to enter into netting agreements with counterparties that permit us to offset receivables and payables with such counterparties. Counterparty risk with respect to interest rate swap and foreign currency forwards and options transactions is not considered to be significant based upon the creditworthiness of the participating financial institutions.

Foreign Currency Risk

     We utilize currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures and certain firm purchase commitments denominated in Australian dollars. No derivatives utilized for currency hedging purposes have expiration dates beyond 2004. As of March 31, 2004, we had in place: forward contracts designated as cash flows hedges with notional amounts outstanding totaling $25.1 million; option contracts designated as cash flow hedges with notional amounts outstanding totaling $7.3 million; and forward contracts designated as fair value hedges with notional amounts outstanding totaling $3.0 million.

Non-trading Activities

     We manage our commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of March 31, 2004, we had sales commitments for substantially all of our planned calendar 2004 production. We have committed and priced 95% of planned 2004 production of 200 million to 205 million tons.

     Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to price volatility. We, by using a combination of forward contracts and financial hedges, seek to manage the exposure related to this volatility.

     We have exposure to changes in interest rates due to our existing level of indebtedness. As of March 31, 2004, after taking into consideration the effects of interest rate swaps, we had $891.8 million of fixed-rate borrowings and $549.9 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $5.5 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one-percentage point increase in interest rates would result in a $64.6 million decrease in the fair value of these borrowings.

Item 4. Controls and Procedures.

     The Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2004 and have concluded that the disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis.

     Additionally, during the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings brought against us by the Navajo Nation, the Hopi and Quapaw Tribes and a class action brought on behalf of the residents of the towns of Cardin and Picher, Oklahoma.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

See Exhibit Index at page 35 of this report.

(b)	Reports on Form 8-K

     On February 4, 2004, we filed a Form 8-K furnishing information under Item 9 and Item 12 regarding our fourth quarter and full year 2003 earnings and providing guidance on our first quarter and full year 2004 forecast results.

     On March 10, 2004, we filed a Form 8-K under Item 2, Acquisition or Disposition of Assets, announcing the signing of two definitive agreements to purchase three coal operations from RAG Coal International AG. Financial statements of the business acquired and unaudited pro forma combined financial statements of Peabody Energy Corporation as of and for the year ended December 31, 2003 were included as an exhibit under Item 7, Financial Statements and Exhibits.

     On March 19, 2004, we filed a Form 8-K under Item 5, Other Events, announcing the filing of two Forms T-1 to designate U.S. Bank National Association to act as an eligible trustee under the Company’s Senior Indenture and Subordinated Indenture. The Forms T-1 were included as exhibits under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     On March 25, 2004, we filed a Form 8-K under Item 5, Other Events, announcing the sale of $250.0 million aggregate principal amount of the Company’s 5.875% Senior Notes due 2016 (the “Notes”) pursuant to an Underwriting Agreement between the Company, certain guarantors party thereto (the “Guarantors”) and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and Citigroup Global Markets Inc., as the underwriters. The first supplemental indenture for the Notes, the Underwriting Agreement and the opinion of Simpson Thacher & Bartlett LLP relating to the sale of the Notes, and the press release relating to the pricing of the Notes were filed exhibits included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     Additionally, under Item 5 of the Form 8-K referred to in the previous paragraph, the Company announced that the Company and Lehman Brothers Merchant Banking Partners II L.P. and certain of its affiliates (the “Selling Stockholders”) sold an aggregate of 19,092,169 shares of the common stock of the Company pursuant to an Underwriting Agreement between the Company, the Selling Stockholders and Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Credit Suisse First Boston LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., A.G. Edwards & Sons, Inc., Legg Mason Wood Walker, Incorporated and Stifel, Nicolaus & Company, Incorporated, as the underwriters, whereby the Company sold 8,825,000 shares of its common stock and the Selling Stockholders sold 10,267,169 shares of the Company’s common stock pursuant to the Registration Statement, as amended and supplemented by the prospectus supplement dated March 17, 2004. The Underwriting Agreement, the opinion of Simpson Thacher & Bartlett LLP relating to the sale of common stock and the press release relating to the pricing of the common stock were filed exhibits included under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION

Date: May 7, 2004	By:	/s/ RICHARD A. NAVARRE

Richard A. Navarre Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.		Description of Exhibit
3.1		Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement No. 333-55412).

3.2
Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

4.12	*	5 7/8% Senior Notes Due 2016 Indenture dated as of March 19, 2004 among Peabody Energy Corporation, issuer, and US Bank National Association, trustee.

4.13
5 7/8% Senior Notes Due 2016 First Supplemental Indenture dated as of March 23, 2004 to the Indenture dated as of March 19, 2004 among Peabody Energy Corporation, a Delaware corporation and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated March 23, 2004).

10.52	*	Indemnification Agreement, dated as of March 22, 2004, by and between Registrant and Henry Givens, Jr.

10.53	*	Indemnification Agreement, dated as of March 22, 2004, by and between Registrant and William A. Coley.

10.54	*
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 8, 2004, among the Registrant, the Lenders named therein, Fleet National Bank, as Administrative Agent, and Wachovia Bank, National Association and Lehman Commercial Paper Inc., as syndication agents.

31.1	*
Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	*
Certification of periodic financial report by Peabody Energy Corporation’s Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, by Peabody Energy Corporation’s Chief Executive Officer.

32.2	*
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, by Peabody Energy Corporation’s Executive Vice President and Chief Financial Officer.

*	Filed herewith.