Form 10-Q
period 2004-06-30
PEABODY ENERGY CORP
filed 2004-08-06
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 1-16463

PEABODY ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4004153 (I.R.S. Employer Identification No.)

701 Market Street, St. Louis, Missouri	63101-1826

(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of July 31, 2004: Common Stock, par value $0.01 per share, 64,213,163, shares outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Statements of Operations for the Quarters and Six Months Ended June 30, 2004 and 2003	2
Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	39
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 4. Submission of Matters to a Vote of Security Holders	39
Item 6. Exhibits and Reports on Form 8-K	40
6 7/8% Senior Notes Due 2016 Fourth Supplemental Indenture
5 7/8% Senior Notes Due 2016 Second Supplemental Indenture
Second Amendment to Employment Agreement
Second Amendment to Employment Agreement
Second Amendment to Employment Agreement
Second Amendment to Employment Agreement
Second Amendment to Employment Agreement
First Amendment to Employment Agreement
Form of Amendment to Non-Qualified Stock Option Agreement
302 Certification of Chief Executive Officer
302 Certification of Executive Vice President & CFO
906 Certification of Chief Executive Officer
906 Certification of Executive Vice President and CFO

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PEABODY ENERGY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES
Sales	$898,582	$670,962	$1,643,033	$1,328,791
Other revenues	21,525	22,283	65,672	45,748

Total revenues	920,107	693,245	1,708,705	1,374,539
COSTS AND EXPENSES
Operating costs and expenses	759,337	580,003	1,410,901	1,146,623
Depreciation, depletion and amortization	73,020	59,518	132,860	115,565
Asset retirement obligation expenses	8,627	6,601	21,664	13,091
Selling and administrative expenses	32,144	28,502	59,936	53,826
Net gain on property and equipment disposals	(1,907)	(11,671)	(2,477)	(19,389)

OPERATING PROFIT	48,886	30,292	85,821	64,823
Interest expense	24,595	28,892	45,923	55,044
Early debt extinguishment costs	—	32,329	—	53,513
Interest income	(1,209)	(1,506)	(2,128)	(2,178)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	25,500	(29,423)	42,026	(41,556)
Income tax benefit	(16,371)	(28,777)	(22,688)	(41,023)
Minority interests	390	658	653	1,708

INCOME (LOSS) BEFORE ACCOUNTING CHANGES	41,481	(1,304)	64,061	(2,241)
Cumulative effect of accounting changes, net of taxes	—	—	—	(10,144)

NET INCOME (LOSS)	$41,481	$(1,304)	$64,061	$(12,385)

BASIC EARNINGS PER COMMON SHARE:
Income (loss) before accounting changes	$0.65	$(0.02)	$1.07	$(0.04)
Cumulative effect of accounting changes, net of taxes	—	—	—	(0.20)

Net income (loss)	$0.65	$(0.02)	$1.07	$(0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	63,963,950	52,751,999	59,876,038	52,583,953

DILUTED EARNINGS PER COMMON SHARE:
Income (loss) before accounting changes	$0.63	$(0.02)	$1.04	$(0.04)
Cumulative effect of accounting changes, net of taxes	—	—	—	(0.20)

Net income (loss)	$0.63	$(0.02)	$1.04	$(0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	65,438,261	52,751,999	61,311,306	52,583,953

DIVIDENDS DECLARED PER SHARE	$0.125	$0.10	$0.25	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	(Unaudited)
	June 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$329,352	$117,502
Accounts receivable, less allowance of $1,361 at June 30, 2004 and December 31, 2003	259,642	220,891
Materials and supplies	55,280	44,421
Coal inventory	258,982	202,072
Assets from coal trading activities	151,973	58,321
Deferred income taxes	15,758	15,749
Other current assets	24,495	23,784

Total current assets	1,095,482	682,740
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $1,199,174 at June 30, 2004 and $1,099,934 at December 31, 2003	4,716,793	4,280,986
Investments and other assets	320,219	316,539

Total assets	$6,132,494	$5,280,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$19,465	$23,049
Liabilities from coal trading activities	127,771	36,304
Accounts payable and accrued expenses	685,459	572,615

Total current liabilities	832,695	631,968
Long-term debt, less current maturities	1,395,388	1,173,490
Deferred income taxes	409,971	434,426
Asset retirement obligations	414,018	384,048
Workers’ compensation obligations	221,954	209,954
Accrued postretirement benefit costs	959,199	961,811
Obligation to industry fund	42,924	44,779
Other noncurrent liabilities	268,078	305,823

Total liabilities	4,544,227	4,146,299
Minority interests	1,868	1,909
Stockholders’ equity
Preferred Stock – $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2004 or December 31, 2003	—	—
Series Common Stock – $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of June 30, 2004 or December 31, 2003	—	—
Common Stock – $0.01 per share par value; 150,000,000 shares authorized, 64,178,322 shares issued and 64,047,973 shares outstanding as of June 30, 2004 and 150,000,000 shares authorized, 54,772,310 shares issued and 54,646,754 shares outstanding as of December 31, 2003	642	548
Additional paid-in capital	1,405,285	1,009,008
Retained earnings	257,358	208,149
Unearned restricted stock awards	(518)	(358)
Employee stock loans	(32)	(31)
Accumulated other comprehensive loss	(72,433)	(81,572)
Treasury shares, at cost: 130,349 shares and 125,556 shares as of June 30, 2004 and December 31, 2003, respectively	(3,903)	(3,687)

Total stockholders’ equity	1,586,399	1,132,057

Total liabilities and stockholders’ equity	$6,132,494	$5,280,265

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$64,061	$(12,385)
Cumulative effect of accounting changes, net of taxes	—	10,144

Income (loss) before accounting changes	64,061	(2,241)
Adjustments, net of acquisitions, to reconcile income (loss) before accounting changes to net cash provided by operating activities:
Depreciation, depletion and amortization	132,860	115,565
Deferred income taxes	(27,185)	(42,164)
Early debt extinguishment costs	—	53,513
Amortization of debt discount and debt issuance costs	3,970	4,079
Net gain on property and equipment disposals	(2,477)	(19,389)
Minority interests	653	1,708
Changes in current assets and liabilities:
Accounts receivable	(45,760)	33,825
Materials and supplies	(5,591)	(2,789)
Coal inventory	(31,359)	(20,017)
Net assets from coal trading activities	(2,185)	(19,336)
Other current assets	2,634	(5,505)
Accounts payable and accrued expenses	67,708	1,942
Asset retirement obligations	(2,423)	(5,033)
Workers’ compensation obligations	4,957	4,907
Accrued postretirement benefit costs	(11,612)	3,262
Obligation to industry fund	(1,855)	(3,180)
Salaried and Western plans pension funding	(51,971)	—
Other, net	(12,391)	(331)

Net cash provided by operating activities	82,034	98,816

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development	(115,858)	(91,942)
Additions to advance mining royalties	(9,677)	(5,868)
Acquisitions, net	(422,164)	(90,000)
Proceeds from property and equipment disposals	4,311	29,054
Proceeds from sale of equity investments	18,492	—

Net cash used in investing activities	(524,896)	(158,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in revolving lines of credit	—	(121,584)
Proceeds from long-term debt	250,000	1,102,903
Payments of long-term debt	(16,697)	(852,667)
Net proceeds from equity offering	383,125	—
Proceeds from stock options exercised	11,601	11,629
Proceeds from employee stock purchases	1,139	1,203
Payment of debt issuance costs	(8,910)	(23,670)
Increase (decrease) of securitized interests in accounts receivable	50,000	(5,900)
Distributions to minority interests	(694)	(3,085)
Dividends paid	(14,852)	(10,490)
Repayments of employee stock loans	—	1,115

Net cash provided by financing activities	654,712	99,454

Effect of exchange rate changes on cash and cash equivalents	—	897
Net increase in cash and cash equivalents	211,850	40,411
Cash and cash equivalents at beginning of period	117,502	71,210

Cash and cash equivalents at end of period	$329,352	$111,621

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

     The accompanying unaudited condensed consolidated financial statements as of June 30, 2004 and for the quarters and six months ended June 30, 2004 and 2003, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The statement of operations for the six months ended June 30, 2003 contains the cumulative effect of accounting changes, net of taxes, related to the adoption of new standards regarding asset retirement obligations, the classification of gains and losses on debt extinguishment, and guarantor’s accounting for guarantees, including indirect guarantees of indebtedness of others. The balance sheet information as of December 31, 2003 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2004.

(2) New Pronouncements

     Effective December 31, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (an amendment of Financial Accounting Standards Board (“FASB”) statements No. 87, 88 and 106).” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The revised Statement retains the disclosure requirements contained in the original FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. The statement, as revised, requires additional disclosures to those in the original FASB Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim disclosures required by SFAS No. 132 (revised 2003) are included in Note 9 to the Company’s unaudited condensed consolidated financial statements.

     In May 2004, in response to the federal Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act), the FASB finalized guidance on how employers should account for the Medicare Act (FSP FAS 106-2). The FASB guidance did not impact the Company’s accounting for the Medicare Act as initially applied under FSP FAS 106-1, the effects of which were described in the notes to the Company’s 2003 audited financial statements.

     Emerging Issues Task Force (“EITF”) Issue 04-02, effective April 30, 2004, states that mineral rights are tangible assets. Prior to this consensus, the Company provided a separate line item for leased coal interests and advance royalties within the consolidated (audited) balance sheet as of December 31, 2003. As of June 30, 2004, leased coal interests and advance royalties are presented in the same manner as they had been before December 2003, and are included within property, plant, equipment and mine development within the unaudited condensed consolidated balance sheet. Prior year amounts have been reclassified to conform with the current year presentation.

(3) Debt and Equity Offerings

     In March 2004, the Company completed the debt and equity offerings described below. The offerings were made under the Company’s universal shelf registration statement on Form S-3 that had been declared effective by the U.S. Securities and Exchange Commission. The universal shelf registration statement remains effective with a remaining capacity of $602.9 million. The primary purpose of the debt and primary equity offerings was to fund the April 2004 purchases of coal operations from RAG Coal International AG (described in Note 4). Net proceeds from these offerings totaled $627.8 million, which funded the $438 million purchase price of the Australia and Colorado coal operations from RAG Coal International AG, and the remaining $189.8 million will be used for the planned acquisition of a 25.5% interest in the Paso

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Diablo Mine in Venezuela and general corporate purposes. In addition, a secondary equity offering was completed in which the Company’s largest stockholder sold its remaining shares of common stock, as described below.

Debt Offering

     On March 23, 2004, the Company completed an offering of $250.0 million of 5.875% Senior Notes due 2016. The notes are senior unsecured obligations of the Company and rank equally with all of the Company’s other senior unsecured indebtedness. Interest payments are scheduled to occur on April 15 and October 15 of each year, and commenced on April 15, 2004. The notes are guaranteed by the Company’s “restricted subsidiaries” as defined in the note indenture. The note indenture contains covenants which, among other things, limit the Company’s ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make other restricted payments and investments, create liens, sell assets and merge or consolidate with other entities. The notes are redeemable prior to April 15, 2009 at a redemption price equal to 100% of the principal amount plus a make-whole premium (as defined in the indenture) and on or after April 15, 2009 at fixed redemption prices as set forth in the indenture. Net proceeds from the offering, after deducting underwriting discounts and expenses, were $244.7 million.

Amendment to Senior Secured Credit Facility

     On March 9, 2004, the Company entered into an amendment to the Company’s senior secured credit facility. This amendment reduces the interest rate payable on the existing term loan under the senior credit facility from LIBOR plus 2.5% to LIBOR plus 1.75% (the applicable rate was 3.25% at June 30, 2004), and expands maximum borrowings under the revolving credit facility from $600.0 million to $900.0 million.

As of June 30, 2004 and December 31, 2003, our total indebtedness consisted of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Term Loan under Senior Secured Credit Facility	$444,375	$446,625
6.875% Senior Notes due 2013	650,000	650,000
5.875% Senior Notes due 2016	250,000	—
Fair value of interest rate swaps - 6.875% Senior Notes	(12,834)	4,239
5.0% Subordinated Note	71,497	79,412
Other	11,815	16,263

	$1,414,853	$1,196,539

Equity Offering

     On March 23, 2004, the Company completed a concurrent offering of 8,825,000 shares of the Company’s common stock, priced at $45.00 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and other expenses, were $383.1 million.

Secondary Offering

     On March 23, 2004, concurrent with the primary equity offering described above, Lehman Brothers Merchant Banking Partners II L.P. and affiliates (“Merchant Banking Fund”), the Company’s largest stockholder as of that date, sold 10,267,169 shares of the Company’s common stock. The Company did not receive any proceeds from the sale of shares by Merchant Banking Fund. This offering completed Merchant Banking Fund’s planned exit strategy and eliminated the remaining portion of their beneficial ownership of the Company.

(4) Business Combinations

     On April 15, 2004, the Company purchased, through two separate agreements, three coal operations from RAG Coal International AG. The combined purchase price, including related costs and fees, of $438 million was funded from the Company’s equity and debt offerings as discussed in Note 3. The purchases include two mines in Queensland, Australia that collectively are expected to produce 7 to 8 million tons per year of metallurgical coal and the Twentymile Mine in Colorado, which is expected to produce 8 million tons per year of steam coal. The two Australian mines increased the Company’s metallurgical coal capacity to 13 to 15 million tons per year and the Company believes they are well positioned to access the growing, high-margin metallurgical coal product markets in the Pacific Rim. The Twentymile Mine has been perennially one of the largest and most productive underground mines in the United States. The results of operations of the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

two mines in Queensland, Australia are included in the Company’s Australian Mining Operations segment and the results of operations of the Twentymile Mine are included in the Company’s Western U.S. Mining segment from the April 15, 2004 purchase date.

     The preliminary purchase accounting allocations related to the acquisition have been recorded in the accompanying condensed consolidated financial statements as of, and for periods subsequent to, April 15, 2004. The final valuation of the net assets acquired is expected to be finalized once third-party appraisals are completed. The Company expects the completion of these appraisals prior to year end. Given the size and complexity of the acquisition, the fair valuation of certain assets is still preliminary. Additionally, adjustment to the estimated liabilities assumed in connection with the acquisition may still be required.

     The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Accounts receivable	$42,991
Materials and supplies	5,982
Coal inventory	22,437
Other current assets	6,665
Property, plant, equipment and mine development	423,093
Accounts payable and accrued expenses	(46,394)
Other noncurrent assets and liabilities, net	(36,713)

Total purchase price, net of cash received of $19,938	$418,061

     The following unaudited pro forma financial information presents the combined results of operations of the Company and the operations acquired from RAG Coal International AG, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the operations acquired from RAG Coal International AG constituted a single entity during those periods (dollars in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004 *	2003
Revenues:
As reported	$920,107	$693,245	$1,708,705	$1,374,539
Pro forma	945,344	793,065	1,834,067	1,575,560
Income (loss) before accounting changes
As reported	$41,481	$(1,304)	$64,061	$(2,241)
Pro forma	42,623	4,959	60,910	18,202
Net Income (loss)
As reported	$41,481	$(1,304)	$64,061	$(12,385)
Pro forma	42,623	4,959	60,910	8,058
Basic earnings (loss) per share:
As reported	$0.65	$(0.02)	$1.07	$(0.24)
Pro forma	0.67	0.08	0.95	0.13
Diluted earnings (loss) per share:
As reported	$0.63	$(0.02)	$1.04	$(0.24)
Pro forma	0.65	0.08	0.93	0.13

*	During the first quarter of 2004, prior to the Company’s acquisition, the Australian underground mine acquired by the Company in April 2004 experienced a roof collapse on a portion of the active mine face, resulting in the temporary suspension of mining activities. Due to the inability to ship during a portion of this downtime, costs to return the mine to operations and shipping limits imposed as the result of an unrelated collapse of a third party loading facility, the pro forma Australian operation experienced a net loss in the quarter immediately prior to acquisition.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

     On June 10, 2004, the Company signed a definitive agreement with RAG Coal International AG for the purchase of a 25.5% interest in Carbones del Guasare, S.A., a joint venture that includes Anglo American plc and a Venezuelan governmental partner, for $37.5 million in cash. The purchase price is subject to certain conditions that, if fulfilled, would lead to an expected closing within the next several months. Carbones del Guasare operates the Paso Diablo surface mine in northwestern Venezuela, which produces 7 to 7.5 million tons per year of coal for electricity generators and steel producers.

(5) Coal Inventory

     Inventories consisted of the following (dollars in thousands):

	June 30,	December 31,
	2004	2003
Raw coal	$10,574	$15,815
Work in process	183,522	151,725
Saleable coal	64,886	34,532

Total	$258,982	$202,072

(6) Assets and Liabilities from Coal Trading Activities

     The fair value of coal trading derivatives (and related hedged coal contracts) as of June 30, 2004 is set forth below (dollars in thousands):

	Fair Value
	Assets	Liabilities
Forward contracts	$150,575	$127,465
Option contracts	1,398	306

Total	$151,973	$127,771

     Ninety-seven percent of the contracts in the Company’s trading portfolio as of June 30, 2004 were valued utilizing prices from over-the-counter market sources, adjusted for coal quality, and three percent of the Company’s contracts were valued based on similar market transactions.

     As of June 30, 2004, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2004	67%
2005	33%

100%

     The Company’s coal trading operations traded 8.3 million tons and 6.8 million tons for the quarters ended June 30, 2004 and 2003, respectively, and 18.3 million tons and 23.4 million tons for the six months ended June 30, 2004 and 2003, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(7) Earnings Per Share and Stockholders’ Equity

Weighted Average Shares Outstanding

     A reconciliation of weighted average shares outstanding follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding - basic	63,963,950	52,751,999	59,876,038	52,583,953
Dilutive impact of stock options	1,474,311	—	1,435,268	—

Weighted average shares outstanding - diluted	65,438,261	52,751,999	61,311,306	52,583,953

     For the quarter and six months ended June 30, 2003, options were excluded from the diluted earnings per share calculation because they were anti-dilutive due to the Company’s net loss.

Stock Compensation

     These interim financial statements include the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its equity incentive plans. The Company recorded $0.1 million of compensation expense for granted stock options during each of the quarters ended June 30, 2004 and 2003, and $0.1 million and $0.2 million of compensation expense for equity-based compensation during the six months ended June 30, 2004 and 2003, respectively. The following table reflects pro forma net income (loss) and basic and diluted earnings (loss) per share had compensation cost been determined for the Company’s non-qualified and incentive stock options based on the fair value at the grant dates consistent with the methodology set forth under SFAS No. 123, “Accounting for Stock-Based Compensation” (dollars in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$41,481	$(1,304)	$64,061	$(12,385)
Pro forma	39,786	(2,836)	60,617	(15,497)
Basic earnings (loss) per share:
As reported	$0.65	$(0.02)	$1.07	$(0.24)
Pro forma	0.62	(0.05)	1.01	(0.29)
Diluted earnings (loss) per share:
As reported	$0.63	$(0.02)	$1.04	$(0.24)
Pro forma	0.61	(0.05)	0.99	(0.29)

Treasury Stock

     During the six months ended June 30, 2004, the Company received 4,793 shares of common stock as consideration for employees’ exercise of stock options. The value of the common stock tendered by employees to exercise stock options was based upon the closing price on the dates of the respective transactions. The common stock tenders were in accordance with the provisions of the 1998 Stock Purchase and Option Plan, which was previously approved by the Company’s Board of Directors.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(8) Comprehensive Income

The following table sets forth the after-tax components of comprehensive income (loss) for the quarters and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$41,481	$(1,304)	$64,061	$(12,385)
Foreign currency translation adjustment	—	6,096	—	6,100
Increase in fair value of cash flow hedges, net of taxes	11,338	—	9,139	—

Comprehensive income (loss)	$52,819	$4,792	$73,200	$(6,285)

(9) Pension and Postretirement Benefit Costs

Components of Net Periodic Pension Costs

     Net periodic pension costs included the following components (dollars in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost for benefits earned	$3,055	$2,546	$5,928	$5,092
Interest cost on projected benefit obligation	10,738	10,449	21,337	20,897
Expected return on plan assets	(12,958)	(11,116)	(24,323)	(22,231)
Amortization of prior service cost	64	64	128	128
Amortization of net loss	5,401	2,544	11,030	5,089

Net periodic pension costs	$6,300	$4,487	$14,100	$8,975

Contributions

     The Company disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $13.1 million to its funded pension plans and make $1.0 million in expected benefit payments attributable to its unfunded pension plans during 2004. As of June 30, 2004, $52.0 million of contributions were made to the funded pension plans and $0.5 million of expected benefit payments attributable to the unfunded pension plans have been made. The Company presently anticipates it will contribute $60.2 million in total to its funded pension plans during 2004. The revised contribution consists of an April 2004 contribution of $50.0 million to the Peabody Plan, which covers substantially all salaried U.S. employees and eligible hourly employees at certain Peabody Holding Company subsidiaries, and a planned $10.2 million contribution, which is a $2.2 million reduction from December 31, 2003 expectations due to pension funding law changes enacted in early April 2004, to the Western Plan, which covers eligible employees who are represented by the United Mine Workers of America under the Western Surface Agreement of 2000.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Components of Net Periodic Postretirement Benefits Costs

     Net periodic postretirement benefits costs included the following components (dollars in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost for benefits earned	$1,180	$1,262	$2,400	$2,524
Interest cost on accumulated postretirement benefit obligation	15,797	19,766	31,591	39,533
Amortization of prior service cost	(3,308)	(3,947)	(6,615)	(7,894)
Amortization of actuarial losses	1,063	1,463	1,837	8,526

Net periodic postretirement benefit costs	$14,732	$18,544	$29,213	$42,689

Cash Flows

     In its financial statements for the year ended December 31, 2003, the Company announced that it expected to pay $72.5 million attributable to its postretirement benefit plans during 2004, and it presently anticipates paying approximately $79 million, $40.7 million of which has been paid as of June 30, 2004.

(10) Segment Information

     The Company reports its operations primarily through the following reportable operating segments: “Eastern U.S. Mining,” “Western U.S. Mining,” “Australian Mining” and “Trading and Brokerage.” The principal business of the Eastern U.S. Mining, Western U.S. Mining and Australian Mining segments is mining, preparation and sale of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. Eastern U.S. Mining operations are characterized by predominantly underground mining extraction processes, higher sulfur content and Btu of coal, and shorter shipping distances from the mine to the customer. Conversely, Western U.S. Mining operations are characterized by predominantly surface mining processes, lower sulfur content and Btu of coal, and longer shipping distances from the mine to the customer. Geologically, Eastern operations mine bituminous and most Western operations mine subbituminous coal deposits. Australian Mining operations are characterized by both surface and underground processes, mining low sulfur, high Btu coal sold to an international customer base. The Trading and Brokerage segment’s principal business is the marketing, brokerage and trading of coal. “Corporate and Other” includes selling and administrative expenses, net gains on property disposals, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development and resource management.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

     Operating segment results for the quarters and six months ended June 30, 2004 and 2003 are as follows (dollars in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Eastern U.S. Mining	$369,423	$299,635	$722,358	$588,701
Western U.S. Mining	344,005	300,465	648,037	581,887
Australian Mining	71,523	6,486	80,148	12,848
Trading and Brokerage	135,041	81,408	248,828	182,185
Corporate and Other	115	5,251	9,334	8,918

Total	$920,107	$693,245	$1,708,705	$1,374,539

Adjusted EBITDA (1) :
Eastern U.S. Mining	$66,004	$46,877	$127,417	$99,786
Western U.S. Mining	100,388	84,198	183,770	163,810
Australian Mining	11,948	(2,325)	12,878	(422)
Trading and Brokerage	6,443	14,233	20,675	31,332
Corporate and Other	(54,250)	(46,572)	(104,395)	(101,027)

Total	$130,533	$96,411	$240,345	$193,479

     A reconciliation of segment adjusted EBITDA to consolidated income (loss) before income taxes follows (dollars in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total segment adjusted EBITDA (1)	$130,533	$96,411	$240,345	$193,479
Depreciation, depletion and amortization	73,020	59,518	132,860	115,565
Asset retirement obligation expense	8,627	6,601	21,664	13,091
Interest expense	24,595	28,892	45,923	55,044
Early debt extinguishment costs	—	32,329	—	53,513
Interest income	(1,209)	(1,506)	(2,128)	(2,178)
Minority interests	390	658	653	1,708

Income (loss) before income taxes	$25,110	$(30,081)	$41,373	$(43,264)

(1)	Adjusted EBITDA is defined as income from continuing operations before deducting early debt extinguishment costs, net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

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

     Environmental claims have been asserted against a subsidiary of the Company, Gold Fields Mining Corporation (“Gold Fields”), at 22 sites in the United States and remediation has been completed or substantially completed at five of those sites. Gold Fields is a dormant, non-coal producing entity that was previously managed and owned by Hanson plc, a predecessor owner of the Company. In the February 1997 spin-off of its energy businesses, Hanson plc combined Gold Fields with the Company. These sites are related to activities of Gold Fields or its former subsidiaries. Some of these claims are based on the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and on similar state statutes.

     The Company’s policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company’s apportionment. The Company has not anticipated any recoveries from insurance carriers or other potentially responsible third parties in the estimation of liabilities recorded on its consolidated balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded as part of “Other noncurrent liabilities” were $37.7 million and $38.9 million at June 30, 2004 and December 31, 2003, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.

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

     On March 4, 2003, the U.S. Supreme Court issued a ruling in a companion lawsuit involving the Navajo Nation and the United States. The Court rejected the Navajo Nation’s allegation that the United States breached its trust responsibilities to the Tribe in approving the coal lease amendments and was liable for money damages. On May 2, 2003, the Company’s subsidiaries filed a renewed motion to dismiss the Navajo Nation’s lawsuit against them based on the Supreme Court’s decision and the court denied that renewed motion on April 13, 2004. A trial date has not been set.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

     While the outcome of litigation is subject to uncertainties, based on the Company’s current evaluation of the issues and their potential impact on the Company, the Company believes this matter will be resolved without a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

     Peabody Western filed a motion to compel arbitration of these claims, which was granted in part by the trial court. Specifically, the trial court ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. This ruling was subsequently upheld on appeal. As a result, Peabody Western, Salt River Project and the other owners of the Navajo Generating Station will arbitrate the mine decommissioning costs issue and will litigate the retiree health care costs issue. The Company has recorded a receivable for mine decommissioning costs of $67.5 million included in Investments and Other Assets at June 30, 2004.

     While the outcome of litigation and arbitration is subject to uncertainties, based on our current evaluation of the issues and the potential impact on us, and based on outcomes in similar proceedings, we believe that the matter will be resolved without a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Mohave Generating Station

     Peabody Western has a long-term coal supply agreement with the owners of the Mohave Generating Station that expires on December 31, 2005. Southern California Edison (the majority owner and operator of the plant) is involved in a California Public Utilities Commission proceeding related to the operation of the Mohave plant beyond 2005 or the temporary or permanent shutdown of the plant. In a July 2003 filing with the California Public Utilities Commission, the operator affirmed that the Mohave plant is not forecast to return to service as a coal-fired resource until mid-2009 at the earliest. Southern California Edison has subsequently reaffirmed this forecast to the Commission. There is a dispute with the Hopi Tribe regarding the use of groundwater in the transportation of the coal by pipeline from Peabody Western’s Black Mesa Mine to the Mohave plant. The Company is in active discussions to resolve the complex issues surrounding the groundwater dispute and other disputes involving the use of coal from Black Mesa Mine after 2005. Resolution of these issues is critical to the continuation of the operation of the Mohave Generating Station and the renewal of the coal supply agreement after December 31, 2005. There is no assurance that the issues critical to the continued operation of the Mohave plant will be resolved. If these issues are not resolved in a timely manner, the operation of the Mohave plant will cease or be suspended on December 31, 2005. Currently, it is unlikely that the coal supply agreement for the Mohave plant will be renewed in time to avoid a shutdown of the mine in 2006. The Mohave plant is the sole customer of the Black Mesa Mine, which sold 4.5 million tons of coal in 2003. Through the first half of 2004, the mine generated $11.5 million of Adjusted EBITDA, which represents 4.8% of the Company’s total of $240.3 million.

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

     In 1997, a Citizens Power subsidiary, now called Edison Mission Marketing & Trading (“EMMT”), entered into a power purchase agreement to sell power in connection with a restructured power supply agreement that runs through 2016. In 1999, the Citizens Power subsidiary entered into a power purchase agreement with NRG Power Marketing Inc. (“NRG

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Power Marketing”) for the same term. NRG Power Marketing subsequently filed a Chapter 11 bankruptcy petition and on August 6, 2003, NRG Power Marketing obtained bankruptcy court approval to reject the power purchase agreement. The NRG Power Marketing power purchase agreement is one of the contracts covered by the indemnity. EMMT reached an agreement with NRG Power Marketing to settle the claims filed in the bankruptcy court for the benefit of the members of CL Power Sales Eight LLC (“CL8”), and on May 27, 2004, CL8 entered into a settlement agreement with EMMT which terminated the EMMT power purchase agreement. CL8 also entered into new restructured agreements with the lenders and other parties. On the same date, the Company entered into a settlement agreement with Edison Mission Energy and EMMT in which the Company paid $3 million to settle claims related to the NRG Marketing power purchase agreement and EMMT’s termination of its power purchase agreement.

     The Company believes that it does not have any further exposure under the NRG or EMMT power purchase agreements related to CL8. The Company also believes that it does not currently have any exposure under any other contracts covered by the indemnity.

Oklahoma Lead Litigation

     Gold Fields was named in June 2003 as a defendant, along with five other companies, in a class action lawsuit filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiffs have asserted nuisance and trespass claims predicated on allegations of intentional lead exposure by the defendants, including Gold Fields, and are seeking compensatory damages for diminution of property value, punitive damages and the implementation of medical monitoring and relocation programs for the affected individuals. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950’s. The plaintiff classes include all persons who have resided or owned property in the towns of Cardin and Picher within a specified time period. Gold Fields has agreed to indemnify one of the other defendants, which is a former subsidiary of Gold Fields. Gold Fields is also a defendant, along with other companies, in five individual lawsuits arising out of the same lead mill operations involved in the class action. Plaintiffs in these actions are seeking compensatory and punitive damages for alleged personal injuries from lead exposure. In December 2003, the Quapaw Indian tribe and certain Quapaw owners of interests in land filed a class action lawsuit against Gold Fields and five other companies in U.S. District Court for the Northern District of Oklahoma. The plaintiffs are seeking compensatory and punitive damages based on public and private nuisance, trespass, unjust enrichment, CERCLA, RCRA, strict liability and deceit claims. Gold Fields has denied liability to the plaintiffs, has filed counterclaims against the plaintiffs seeking indemnification and contribution and has filed a third-party complaint against the United States, owners of interests in chat and real property in the Picher area. In June 2004 the Court dismissed the unjust enrichment, deceit and one of the two RCRA claims. In February 2004, the town of Quapaw filed a class action lawsuit against Gold Fields and other mining companies asserting claims similar to those asserted by the towns of Picher and Cardin as well as natural resource damage claims. In July 2004, two lawsuits were filed, one in the U.S. District Court for the Northern District of Oklahoma and one in state court, against Gold Fields and three other companies in which 48 individuals are seeking compensatory and punitive damages and injunctive relief from alleged personal injuries resulting from lead exposure. The allegations relate to the same two lead mills located near Picher, Oklahoma.

     While the outcome of litigation is subject to uncertainties, based on the Company’s preliminary evaluation of the issues and their potential impact on the Company, the Company believes this matter will be resolved without a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Other

     Accounts receivable in the consolidated balance sheets as of June 30, 2004 and December 31, 2003 included $15.8 million and $14.0 million of receivables, respectively, billed during 2001 through 2004 that have been disputed by two customers who have withheld payment. The Company believes these billings were made properly under the respective coal supply agreements with each customer. The Company is in arbitration and litigation with these customers to resolve this issue, and believes the receivables to be fully collectible.

     Included in investments and other assets at June 30, 2004 and December 31, 2003 was $6.9 million and $2.3 million, respectively, of assessments billed by the UMWA Combined Fund to subsidiaries of the Company. These assessments are in dispute and being paid under protest by the Company. The Company believes these amounts will be fully collectible upon resolution of the dispute.

     In addition to the matters described above, the Company at times becomes a party to other claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

resolution of such other pending or threatened proceedings will not have a material effect on the financial position, results of operations or cash flows of the Company.

     At June 30, 2004, purchase commitments for capital expenditures were approximately $301.4 million. Of this amount, approximately $219.3 million relates to the remaining payments due for the successful bid on 297 million tons of coal reserves in the Powder River Basin.

(12) Related Party Transactions

     Lehman Brothers Inc. (“Lehman Brothers”) is an affiliate of Merchant Banking Fund. As discussed in Note 3, Merchant Banking Fund was the Company’s largest stockholder and the secondary offering in March 2004 completed the Merchant Banking Fund’s exit strategy from equity ownership in the Company. In March 2004, Morgan Stanley and Lehman Brothers served as joint managers in connection with the secondary equity offering. Lehman Brothers received from third parties customary underwriting discounts and commissions from the offering. The Company paid no fees to Lehman Brothers related to those first quarter equity offerings.

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

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Quarter Ended June 30, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$785,795	$152,019	$(17,707)	$920,107
Costs and expenses:
Operating costs and expenses	(161)	639,761	137,444	(17,707)	759,337
Depreciation, depletion and amortization	—	67,780	5,240	—	73,020
Asset retirement obligation expense	—	8,158	469	—	8,627
Selling and administrative expenses	234	31,013	897	—	32,144
Net gain on property and equipment disposals	—	(1,877)	(30)	—	(1,907)
Interest expense	38,435	33,840	643	(48,323)	24,595
Interest income	(21,691)	(23,446)	(4,395)	48,323	(1,209)

Income (loss) before income taxes and minority interests	(16,817)	30,566	11,751	—	25,500
Income tax provision (benefit)	(16,359)	(262)	250	—	(16,371)
Minority interests	—	390	—	—	390

Net income (loss)	$(458)	$30,438	$11,501	$—	$41,481

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Quarter Ended June 30, 2003
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$672,629	$34,828	$(14,212)	$693,245
Costs and expenses:
Operating costs and expenses	—	561,193	33,022	(14,212)	580,003
Depreciation, depletion and amortization	—	58,596	922	—	59,518
Asset retirement obligation expense	—	6,539	62	—	6,601
Selling and administrative expenses	197	27,655	650	—	28,502
Net (gain) loss on property and equipment disposals	—	(11,686)	15	—	(11,671)
Interest expense	39,182	30,811	713	(41,814)	28,892
Debt extinguishment costs	32,329	—	—	—	32,329
Interest income	(21,995)	(17,462)	(3,863)	41,814	(1,506)

Income (loss) before income taxes and minority interests	(49,713)	16,983	3,307	—	(29,423)
Income tax provision (benefit)	(28,213)	(813)	249	—	(28,777)
Minority interests	—	658	—	—	658

Net income (loss)	$(21,500)	$17,138	$3,058	$—	$(1,304)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,526,763	$215,315	$(33,373)	$1,708,705
Costs and expenses:
Operating costs and expenses	(9)	1,246,953	197,330	(33,373)	1,410,901
Depreciation, depletion and amortization	—	126,525	6,335	—	132,860
Asset retirement obligation expense	—	21,153	511	—	21,664
Selling and administrative expenses	556	57,931	1,449	—	59,936
Net gain on property and equipment disposals	—	(2,118)	(359)	—	(2,477)
Interest expense	70,166	59,847	1,511	(85,601)	45,923
Interest income	(42,990)	(35,601)	(9,138)	85,601	(2,128)

Income (loss) before income taxes and minority interests	(27,723)	52,073	17,676	—	42,026
Income tax provision (benefit)	(22,181)	(2,168)	1,661	—	(22,688)
Minority interests	—	653	—	—	653

Net income (loss)	$(5,542)	$53,588	$16,015	$—	$64,061

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2003
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,317,096	$87,266	$(29,823)	$1,374,539
Costs and expenses:
Operating costs and expenses	—	1,096,468	79,978	(29,823)	1,146,623
Depreciation, depletion and amortization	—	113,737	1,828	—	115,565
Asset retirement obligation expense	—	12,967	124	—	13,091
Selling and administrative expenses	362	52,309	1,155	—	53,826
Net (gain) loss on property and equipment disposals	—	(19,400)	11	—	(19,389)
Interest expense	74,456	58,170	1,460	(79,042)	55,044
Debt extinguishment costs	46,164	7,349	—	—	53,513
Interest income	(39,215)	(34,911)	(7,094)	79,042	(2,178)

Income (loss) before income taxes and minority interests	(81,767)	30,407	9,804	—	(41,556)
Income tax provision (benefit)	(41,371)	(1,679)	2,027	—	(41,023)
Minority interests	—	1,708	—	—	1,708
Cumulative effect of accounting changes, net of taxes	6,762	(16,349)	(557)	—	(10,144)

Net income (loss)	$(33,634)	$14,029	$7,220	$—	$(12,385)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets
June 30, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$319,678	$2,181	$7,493	$—	$329,352
Accounts receivable	1,120	158,555	99,967	—	259,642
Inventories	—	283,886	30,376	—	314,262
Assets from coal trading activities	—	151,973	—	—	151,973
Deferred income taxes	—	15,050	708	—	15,758
Other current assets	643	19,115	4,737	—	24,495

Total current assets	321,441	630,760	143,281	—	1,095,482
Property, plant, equipment and mine development - at cost	—	5,637,004	278,963	—	5,915,967
Less accumulated depreciation, depletion and amortization	—	(1,173,220)	(25,954)	—	(1,199,174)
Investments and other assets	3,690,167	156,239	2,567	(3,528,754)	320,219

Total assets	$4,011,608	$5,250,783	$398,857	$(3,528,754)	$6,132,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,500	$13,624	$1,341	$—	$19,465
Payables and notes payable to affiliates, net	982,513	(1,244,039)	261,526	—	—
Liabilities from coal trading activities	—	127,528	243	—	127,771
Accounts payable and accrued expenses	22,128	606,505	56,826	—	685,459

Total current liabilities	1,009,141	(496,382)	319,936	—	832,695
Long-term debt, less current maturities	1,327,041	65,723	2,624	—	1,395,388
Deferred income taxes	—	408,960	1,011	—	409,971
Other noncurrent liabilities	14,496	1,879,570	12,107	—	1,906,173

Total liabilities	2,350,678	1,857,871	335,678	—	4,544,227
Minority interests	—	1,868	—	—	1,868
Stockholders’ equity	1,660,930	3,391,044	63,179	(3,528,754)	1,586,399

Total liabilities and stockholders’ equity	$4,011,608	$5,250,783	$398,857	$(3,528,754)	$6,132,494

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(26,666)	$103,344	$5,356	$82,034

Additions to property, plant, equipment and mine development	—	(110,401)	(5,457)	(115,858)
Additions to advance mining royalties	—	(9,427)	(250)	(9,677)
Acquisition, net	—	(189,656)	(232,508)	(422,164)
Proceeds from property and equipment disposals	—	3,769	542	4,311
Proceeds from sale of Penn Virginia Resource Partners, L.P. common units	—	18,492	—	18,492

Net cash used in investing activities	—	(287,223)	(237,673)	(524,896)

Proceeds from long-term debt	250,000	—	—	250,000
Payments of long-term debt	(2,250)	(13,458)	(989)	(16,697)
Net proceeds from equity offering	383,125	—	—	383,125
Proceeds from stock options exercised	11,601	—	—	11,601
Proceeds from employee stock options	1,139	—	—	1,139
Payment of debt issuance costs	(8,910)	—	—	(8,910)
Increase of securitized interests in accounts receivable	—	—	50,000	50,000
Distributions to minority interests	—	(694)	—	(694)
Dividends paid	(14,852)	—	—	(14,852)
Transactions with affiliates, net	(388,084)	198,820	189,264	—

Net cash provided by financing activities	231,769	184,668	238,275	654,712

Net increase in cash and cash equivalents	205,103	789	5,958	211,850
Cash and cash equivalents at beginning of period	114,575	1,392	1,535	117,502

Cash and cash equivalents at end of period	$319,678	$2,181	$7,493	$329,352

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2003
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(29,889)	$119,201	$9,504	$98,816

Additions to property, plant, equipment and mine development	—	(89,113)	(2,829)	(91,942)
Additions to advance mining royalties	—	(5,868)	—	(5,868)
Acquisition, net	—	(90,000)	—	(90,000)
Proceeds from property and equipment disposals	—	28,707	347	29,054

Net cash used in investing activities	—	(156,274)	(2,482)	(158,756)

Net change in revolving lines of credit	—	(121,584)	—	(121,584)
Proceeds from long-term debt	1,100,000	2,717	186	1,102,903
Payments of long-term debt	(744,133)	(108,534)	—	(852,667)
Proceeds from stock options exercised	11,629	—	—	11,629
Proceeds from employee stock options	1,203	—	—	1,203
Payment of debt issuance costs	(23,670)	—	—	(23,670)
Decrease of securitized interests in accounts receivable	—	—	(5,900)	(5,900)
Distributions to minority interests	—	(3,085)	—	(3,085)
Dividends paid	(10,490)	—	—	(10,490)
Transactions with affiliates, net	(260,057)	263,818	(3,761)	—
Repayments of employee stock loans	1,115	—	—	1,115

Net cash provided by (used in) financing activities	75,597	33,332	(9,475)	99,454

Effect of exchange rate changes on cash and equivalents	—	—	897	897
Net increase (decrease) in cash and cash equivalents	45,708	(3,741)	(1,556)	40,411
Cash and cash equivalents at beginning of period	60,666	5,365	5,179	71,210

Cash and cash equivalents at end of period	$106,374	$1,624	$3,623	$111,621

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

     The Company owns a 49.0% interest in a joint venture that operates an underground mine and preparation plant facility in West Virginia. The partners have severally agreed to guarantee the debt of the joint venture, which consists of a $16.8 million loan facility with a commercial bank and other bank loans of $0.1 million. Monthly principal payments on the loan facility of approximately $0.2 million are due through October 2010, and a final principal payment of $3.0 million is due October 2010. Interest payments on the loan facility are due monthly and accrue at prime plus 1/4%, or 4.50% as of June 30, 2004. The total amount of the joint venture’s debt guaranteed by the Company was $8.2 million as of June 30, 2004.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

     The Company owns a 45% interest in a joint venture that operates an underground mine in Kentucky. The Company has agreed to guarantee the debt of the joint venture, which consists of a term loan in the amount of $9.0 million which bears interest at 5.59% and a line of credit that allows for maximum borrowings of $1.3 million which bears interest at 5%. Monthly principal and interest payments on the term loan of approximately $0.2 million are due through June 2008. The line of credit expires in July 2005. The Company’s maximum reimbursement obligation under the guarantee is limited to $4.0 million. The Company has recognized a liability of $0.1 million at June 30, 2004 for the fair value of this guarantee.

     Pursuant to an exclusive sales representation agreement entered into with a coal mining company (the “Counterparty”) that operates surface mining operations in Illinois, the Company issued a financial guarantee in May 2004 on behalf of the Counterparty. This guarantee allows the Counterparty to obtain the initial reclamation bonding for the surface mine that will produce the coal to be purchased under the sales representation agreement. The total amount guaranteed by the Company was $1.0 million, and the fair value of the guarantee recognized as a liability was less than $0.1 million as of June 30, 2004. The Company’s obligation under the guarantee is scheduled to expire by June 2007.

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

     Among the factors that could cause actual results to differ materially are:

•	growth in domestic and international coal and power markets;

•	coal’s market share of electricity generation;

•	future worldwide economic conditions;

•	weather;

•	transportation performance and costs;

•	ability to renew sales contracts;

•	successful implementation of business strategies;

•	regulatory and court decisions;

•	future legislation;

•	changes in postretirement benefit and pension obligations;

•	labor relations;

•	availability and costs of credit, surety bonds and letters of credit;

•	the effects of changes in currency exchange rates;

•	risks associated with customers;

•	geology and equipment risks inherent to mining;

•	terrorist attacks or threats;

•	performance of contractors and third party coal suppliers;

•	replacement of reserves;

•	implementation of new accounting standards;

•	inflationary trends;

•	the effects of interest rates;

•	the effects of acquisitions or divestitures;

•	changes to contribution requirements to multi-employer benefit funds; and

•	other factors, including those discussed in “Legal Proceedings.”

     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document, the “Risks Relating to Our Company” section of Item 7 of our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and all related documents incorporated by reference. We do not undertake any obligation to update these statements.

Overview

     We are the largest private sector coal company in the world, with majority interests in 34 active coal operations located throughout all major U.S. coal producing regions and in Australia. In the second quarter of 2004, we sold a company and industry record 57.0 million tons of coal. In 2003, we sold 203.2 million tons of coal that accounted for an estimated 18% of all U.S. coal sales, and were more than 70% greater than the sales of our closest competitor. The Energy Information Administration estimates that 1.1 billion tons of coal were consumed in the United States in 2003 and expects domestic consumption of coal by electricity generators to grow at a rate of 1.8% per year through 2025. Coal-fueled generation is used in most cases to meet baseload requirements, and coal use generally grows at the pace of electricity demand growth. In 2003, coal’s share of electricity generation was approximately 52%. Our coal products fuel more than 10% of all U.S. electricity generation and more than 2.5% of worldwide electricity generation.

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

     We conduct business through four principal operating segments: Western U.S. Mining, Eastern U.S. Mining, Australian Mining and Trading and Brokerage. The principal business of the Eastern U.S. Mining and Western U.S. Mining segments is the mining, preparation and sale of steam coal, sold primarily to electric utilities. The Eastern U.S. Mining operations also mine some metallurgical coal, sold to steel and coke producers. Eastern U.S. Mining operations are characterized by predominantly underground extraction processes, higher sulfur content and Btu of coal, and lower customer transportation costs (due to shorter shipping distances). Conversely, Western U.S. Mining operations are characterized by predominantly surface extraction processes, lower sulfur content and Btu of coal, and higher customer transportation costs (due to longer shipping distances). Geologically, Eastern operations mine bituminous and Western operations mine primarily subbituminous coal deposits. Our Eastern U.S. Mining operations consist of our Appalachia and Midwest operations and our Western U.S. Mining operations consist of our Powder River Basin and Southwest operations, which are each described in Item 1 of our 2003 Annual Report on Form 10-K and the Twentymile underground mine acquired in 2004. During the second quarter of 2004, we were the winning bidder for more than 297 million tons of high Btu, low sulfur coal reserves in the Powder River Basin. The winning bid was 92 cents per mineable ton plus the federal royalty for some of the lowest sulfur coal reserves in America, with a productive overburden-to-coal ratio, meaning the deposits are relatively near the surface. Our Australian Mining operations consist of our Wilkie Creek Mine and two additional mines acquired in April 2004, Burton and North Goonyella, including the recently opened Eaglefield surface operation, which is adjacent to the North Goonyella Mine. Australian Mining operations are characterized by both surface and underground extraction processes, mining low sulfur, high Btu coal sold to an international customer base. The Trading and Brokerage segment’s principal business is the marketing and trading of coal.

     In addition to our mining operations, which comprised 85% of revenues in the second quarter of 2004, we also generate revenues from brokering and trading coal (15% of revenues), and by aggressively managing our vast natural resource position by selling non-core land holdings and mineral interests to generate additional cash flows. We are developing coal-fueled power generating projects in areas of the country where electricity demand is strong and where there is access to land, water, transmission lines and low-cost coal. These projects involve mine-mouth generating plants using our surface lands and coal reserves. Two projects are currently being developed – a 1,500 megawatt Thoroughbred Energy Campus in Muhlenberg County, Kentucky and a 1,500 megawatt Prairie State Energy Campus in Washington County, Illinois. During the second quarter of 2004, a group of Midwest rural electric cooperatives and municipal electric agencies signed a letter of intent to acquire partial ownership in the Prairie State Energy Campus. Prairie State would provide approximately one-third of the plant’s annual electricity output to the group. The plants are expected to be operational following a four-year construction phase, which would begin after we have completed necessary permitting, selected partners and sold the majority of the output of the plant.

     On April 15, 2004, we completed the acquisitions of three coal operations from RAG Coal International AG. On June 15, 2004, we signed a definitive agreement to purchase a 25.5 % interest in the Paso Diablo Mine in Venezuela from RAG Coal International AG for $37.5 million in cash. See discussion of business combinations at Note 4.

Results of Operations

Adjusted EBITDA

     The discussion of our results of operations in 2004 and 2003 below includes references to, and analysis of our “Adjusted EBITDA” results. Adjusted EBITDA is defined as income from continuing operations before deducting early debt extinguishment costs, net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles, in Note 10 to our unaudited consolidated financial statements.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Summary

     In the second quarter of 2004, our revenues rose to $920.1 million, a 32.7% increase over the prior year, led by sales volume of 57.0 million tons. Our Adjusted EBITDA totaled $130.5 million, compared to $96.4 million in the prior year, a 35.4% increase. The improvement was primarily due to improved U.S. and Australian Mining results, which included $90.4 million of revenues and $23.4 million of Adjusted EBITDA from mines acquired in the second quarter of 2004. U.S. Mining results improved as a result of higher demand and prices realized from U.S. electricity, steel and export customers which overcame higher steel and energy costs. Australian Mining results improved due to the acquisition during the quarter of two mines selling primarily higher priced metallurgical coal.

     Second quarter net income was $41.5 million, or $0.63 per diluted share, compared with a prior year net loss of $1.3 million, or $0.02 per diluted share. Current year income reflects improved operating results as well as lower borrowing costs from our March 2003 refinancing. Net income in the prior year was impacted by pre-tax early debt extinguishment costs of $32.3 million.

Revenues

	(Unaudited)	(Unaudited)	Increase (Decrease)
	Quarter Ended	Quarter Ended	to Revenues
	June 30, 2004	June 30, 2003	$	%
		(dollars in thousands)
Revenues
Sales	$898,582	$670,962	$227,620	33.9%
Other revenues	21,525	22,283	(758)	(3.4)%

Total revenues	$920,107	$693,245	$226,862	32.7%

     Overall, our revenues increased 32.7% over the prior year second quarter. Sales increased 33.9% due to higher prices and a 11.8% volume increase, aided by the addition of three mines acquired during the quarter. Overall, our average sales price increased 19.8%, due to higher pricing, especially in Appalachia and a change in sales mix, as 1.4 million tons of higher-priced Australian coal sales were generated by the addition of two mines. In total, mines acquired during the quarter accounted for $90.4 million, or 39.8%, of the total increase in revenues. Additionally, within the East, metallurgical coal sales (our highest value product) increased year over year in response to strong international demand. In our Eastern U.S. Mining operations, sales increased $63.4 million, or 21.5%, compared with prior year due to higher volumes and improved pricing as a result of strong steam and metallurgical coal demand. Overall, the increase in Eastern revenues was led by Appalachia, which increased $40.6 million. In our Western U.S. Mining operations, sales increased $43.7 million, or 14.6%, on improved sales volumes due to improved demand and our acquisition of the Twentymile Mine during the quarter. Production in the Powder River Basin increased as a result of higher demand despite difficulties with rail service and downtime at the North Antelope/Rochelle Mine to complete an expansion of the loading facilities. As a result of rail delays in the East and West, combined with port congestion in Australia, we estimate that shipments were reduced by more than one million tons for the quarter.

Adjusted EBITDA

     Our Adjusted EBITDA was $130.5 million for the second quarter of 2004, compared with $96.4 million in the prior year, detailed as follows.

	(Unaudited)	(Unaudited)	Increase (Decrease)
	Quarter Ended	Quarter Ended	to Adjusted EBITDA
	June 30,	June 30,
	2004	2003	$	%
	(dollars in thousands)
Western U.S. Mining	$100,388	$84,198	$16,190	19.2%
Eastern U.S. Mining	66,004	46,877	19,127	40.8%
Trading and Brokerage	6,443	14,233	(7,790)	(54.7)%
Australian Mining	11,948	(2,325)	14,273	n/a
Corporate and Other	(54,250)	(46,572)	(7,678)	16.5%

Total Adjusted EBITDA	$130,533	$96,411	$34,122	35.4%

     Adjusted EBITDA from our Western U.S. Mining operations increased $16.2 million in the second quarter of 2004 compared to the same quarter in the prior year. Volume increased by 9.0%, or 2.9 million tons, and margin per ton increased by $0.24, or 9.1%, despite higher fuel and explosive costs. Our second quarter acquisition of the Twentymile Mine in Colorado contributed to both the increase in volume and margin in the West. Additionally, production increases at Western mines more than offset reduced production due to a planned outage to increase loading capacity at our North Antelope/Rochelle Mine. The production improvements were achieved through increased output at our Rawhide Mine and daily shipment records at our North Antelope/Rochelle Mine. We estimate that rail difficulties in the West resulted in a reduction of sales volume, which caused an approximate EBITDA reduction of $3 million to $4 million.

     Adjusted EBITDA from our Eastern operations increased $19.1 million on the strength of a 10.4%, or 1.2 million ton, volume increase and a $1.11, or 27.1%, increase in margin per ton. Overall margins in our Eastern operations increased despite higher processing costs incurred to upgrade from steam to metallurgical quality, the timing of substitute coal purchases to enable future committed production to be sold in higher-value markets, and increased diesel and steel costs. Results in our Appalachia operations increased $20.9 million on strong demand driven pricing and volume, and the ability to increase higher-priced metallurgical coal sales by substituting third party over-the-counter coal on production contracts to allow for the resale of Company production. In the Midwest, results decreased $1.8 million, as increased production and sales volumes in response to strong demand largely offset poor geologic conditions, unexpected equipment repairs, mix changes and higher fuel and steel costs.

     Adjusted EBITDA from Trading and Brokerage operations decreased $7.8 million compared with the prior year. In the current year, pricing increases on our Eastern trading portfolio resulted in improved trading profits, partially offset by a $1.9 million charge to restructure a contract with a brokerage supplier. The prior year included $6.8 million related to a restructured forward sales agreement with sourcing flexibility for settlements occurring in 2003 and 2004, and $1.6 million related to a contract modification.

     Australian Mining Adjusted EBITDA increased $14.3 million to $11.9 million compared to a loss of $2.3 million in the prior year. Volumes in Australia were up due to recently acquired metallurgical coal mines. Stronger sales volumes and prices in Australia were partially offset by port congestion and related demurrage costs, which caused an approximate EBITDA reduction of $3 million to $4 million.

     Corporate and Other Adjusted EBITDA results include selling and administrative expenses, net gains on property disposals, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development and resource management. Second quarter of 2004 results were $7.7 million lower than second quarter of 2003 primarily due to:

•	higher gains on property sales of $9.8 million in the prior year, including a gain of $11.4 million in the prior year due to the sale of land and coal reserves in Appalachia;

•	costs to settle a contract indemnification related to a former company subsidiary ($2.9 million);

•	increased costs in 2004 for generation development ($1.0 million) related to the development of the Prairie State and Thoroughbred Energy Campuses; and

•	increased selling and administrative expense of $3.6 million associated with pensions, long-term incentive compensation, and timing of other costs.

     Offsetting these increased costs compared to the second quarter of the prior year were $6.8 million of lower costs in the second quarter of 2004 associated with past mining obligations, primarily lower retiree health care costs resulting from the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Income (Loss) Before Income Taxes And Minority Interests

	(Unaudited)	(Unaudited)	Increase (Decrease)
	Quarter Ended	Quarter Ended	to Income
	June 30,	June 30,
	2004	2003	$	%
		(dollars in thousands)
Adjusted EBITDA	$130,533	$96,411	$34,122	35.4%
Depreciation, depletion and amortization	73,020	59,518	(13,502)	(22.7)%
Asset retirement obligation expense	8,627	6,601	(2,026)	(30.7)%
Early debt extinguishment costs	—	32,329	32,329	n/a
Interest expense	24,595	28,892	4,297	14.9%
Interest income	(1,209)	(1,506)	(297)	(19.7)%

Income (loss ) before income taxes and minority interests	$25,500	$(29,423)	$54,923	n/a

     Income (loss) before income taxes and minority interests increased $54.9 million compared with the second quarter of 2003 due primarily to the effects of refinancing of debt in 2003 and improved Adjusted EBITDA results, offset by increased depreciation, depletion and amortization due to increased production and recent acquisitions. The prior year second quarter included $32.3 million for early debt extinguishment, and interest expense was $4.3 million lower in the second quarter of 2004 due to the benefit of our 2003 refinancing. Asset retirement obligation expense increased $2.0 million due to increased reclamation work at certain closed mine sites and the impact of operations acquired during the second quarter of 2004.

Net Income

	(Unaudited)	(Unaudited)	Increase (Decrease)
	Quarter Ended June 30,	Quarter Ended June 30,	to Income
	2004	2003	$	%
		(dollars in thousands)
Income (loss) before income taxes and minority interests	$25,500	$(29,423)	$54,923	n/a
Income tax benefit	(16,371)	(28,777)	(12,406)	(43.1)%
Minority interests	390	658	268	40.7%

Net income (loss)	$41,481	$(1,304)	$42,785	n/a

     Net income increased $42.8 million compared to the second quarter of 2003 due to the increase in income (loss) before income taxes and minority interests discussed above, offset by:

•	a lower tax benefit of $12.4 million in the second quarter of 2004. The tax benefit recorded in 2004 differs from the benefit in 2003 primarily as a result of higher pre-tax income offset by the permanent benefit of percentage depletion. The tax benefit in the second quarter of 2004 reflected the effects of recent acquisitions which improved the ability to use net operating loss carry-forwards and resulted in a $10.0 million reduction in the valuation allowance on those net operating loss carry-forwards. The remaining benefit is primarily a permanent tax benefit due to the effect of an election filed by our Australian operations to form a consolidated group for Australian income tax purposes and a property transaction during the quarter;

•	lower minority interests expense due to the acquisition in April 2003 of the remaining 18.3% of Black Beauty Coal Company.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Summary

     Revenues for the first half of 2004 increased to $1,708.7 million on record sales volume of 108.8 million tons during the six-month period. Adjusted EBITDA increased to $240.3 million from $193.5 million in the previous year, an increase of 24.2%. Improved U.S. Mining results, the April 2004 acquisition of two Australian mines and one mine in the U.S. and lower retiree healthcare costs, primarily as a result of the favorable impact of the Medicare Reform Act legislation enacted in December 2003, were the primary drivers of the increased performance. U.S. Mining results benefited from higher demand and prices realized from U.S. electricity, steel and export customers which overcame higher energy and steel costs. Increased sales of metallurgical coal improved results in both the U.S. and Australia. Mines acquired during the second quarter contributed $90.4 million of revenues and $23.4 million of Adjusted EBITDA during the period.

     Net income for the six months ended June 30, 2004 was $64.1 million, or $0.63 per share, compared with a net loss in the prior year of $(12.4) million, or $(0.24) per share. Current year income reflects improved operating results as well as lower borrowing costs from refinancing of debt in the first half of 2003. Pre-tax early debt extinguishment costs of $53.5 million and an after-tax charge of $10.1 million for the cumulative effect of changes in accounting principles negatively impacted prior year earnings.

Revenues

			Increase (Decrease)
	(Unaudited) Six Months Ended	(Unaudited) Six Months Ended	to Revenues
	June 30, 2004	June 30, 2003	$	%
	(dollars in thousands)
Revenues
Sales	$1,643,033	$1,328,791	$314,242	23.6%
Other revenues	65,672	45,748	19,924	43.6%

Total revenues	$1,708,705	$1,374,539	$334,166	24.3%

     Revenues increased $334.2 million, or 24.3%, to $1,708.7 million. The revenue increase was driven by higher sales in U.S. Mining Operations ($184.0 million), Australian Mining Operations ($67.8 million) and Trading and Brokerage activities ($62.4 million). Mines acquired during the second quarter contributed $90.4 million, or 27.0%, of the total increase in revenues. Our average per ton sales price increased 13.5%, due to increased overall demand, which has driven higher pricing, especially in Appalachia, and a change in sales mix, as higher-priced Eastern coal sales represented a higher percentage of overall sales in the current year. In addition to the change in regional mix for coal sales, within the East and Australia, metallurgical coal sales (our highest value product) increased year over year in response to strong international demand. Pricing is higher in each of our U.S. regional operations compared to the first half of last year. In our Eastern U.S. Mining operations, higher volumes and improved pricing, as a result of strong steam and metallurgical coal demand, led to an increase in sales of $121.0 million, or 20.9%. Production increases at most eastern mines more than offset lower than anticipated production at certain of our mines and from contract sources as a result of geologic difficulties and unplanned equipment expenditures. Appalachia led sales increases in the East with an increase of $81.5 million, or 32.7%. Western U.S. Mining operations sales increased $63.0 million, or 10.9%, primarily on improved sales volumes. Despite an estimated reduction of over 1.5 million tons in shipments due to difficulties with rail service in the Powder River Basin and downtime at the North Antelope/Rochelle Mine to upgrade the loading facility, production and sales volumes increased as a result of stronger demand for the mine’s low sulfur product.

     Other revenues increased $19.9 million from the prior year, primarily due to a $9.9 million gain on the sale of 575,000 common units of Penn Virginia Resource Partners LP (“Penn Virginia”) in the first quarter and $5.3 million in higher equity investment income from our Kanawha Eagle joint venture. The remainder of the increase is primarily due to higher royalty income and coalbed methane revenues.

Adjusted EBITDA

     Our Adjusted EBITDA was $240.3 million for the first six months of 2004, compared with $193.5 million in the prior year, detailed as follows.

			Increase (Decrease)
	(Unaudited) Six Months Ended	(Unaudited) Six Months Ended	to Adjusted EBITDA
	June 30, 2004	June 30, 2003	$	%
	(dollars in thousands)
Western U.S. Mining	$183,770	$163,810	$19,960	12.2%
Eastern U.S. Mining	127,417	99,786	27,631	27.7%
Trading and Brokerage	20,675	31,332	(10,657)	(34.0)%
Australian Mining	12,878	(422)	13,300	n/a
Corporate and Other	(104,395)	(101,027)	(3,368)	3.3%

Total Adjusted EBITDA	$240,345	$193,479	$46,866	24.2%

     Adjusted EBITDA from our Western U.S. Mining operations increased $20.0 million, or 12.2% compared to the first six months of the prior year. These results were primarily driven by a volume increase of 5.1 million tons, or 8.2%, which includes nearly 2 million tons contributed by the Twentymile Mine acquired in April 2004. In addition to volume improvements, margin per ton improved by $0.10 due to contributions from the Twentymile Mine, which overcame higher fuel and explosive costs throughout the region. Results from our Powder River Basin operations improved $5.1 million due to strong demand for products from our North Antelope/Rochelle, Caballo and Rawhide Mines while maintaining margins that were consistent with the prior year. Increases in volumes from our Western U.S. Mining operations were achieved despite rail service problems, the shutdown of our Big Sky Mine at the end of 2003 and a planned outage to increase throughput at our North Antelope/Rochelle Mine, which set new records for daily shipments (after the upgrade) in the second quarter. Results in the Southwest approximated prior year levels.

     During the first half of 2004, Adjusted EBITDA from our Eastern operations increased $27.6 million, or 27.7% improvement, compared to prior year. The improvement was due to an 11.5%, or 2.6 million ton, volume increase and a $0.62, or 14.0%, increase in margin per ton. Overall margins in our Eastern operations increased despite higher processing costs incurred to upgrade from steam to metallurgical quality, the timing of substitute coal purchases to enable future production to be sold in higher-value metallurgical coal markets, and increased diesel and steel costs. Results in our Appalachian operations led the overall increase in the East with a $35.5 million improvement in Adjusted EBITDA compared to the first six months of 2003. Appalachia benefited from strong demand driven pricing and volume and increased higher-priced metallurgical coal sales, which overcame increased metallurgical coal processing, substitute coal and steel costs. Results in the Midwest decreased $4.9 million, as increased production and sales volumes in response to strong demand did not overcome poor geologic conditions at certain mines, equipment repair costs, mix changes and higher fuel and steel costs.

     Trading and Brokerage operations Adjusted EBITDA decreased $10.7 million compared to the prior year. In the current year, pricing increases on our Eastern trading portfolio resulted in improved trading profits, partially offset by a $1.9 million charge to restructure a contract with a brokerage supplier. The prior year included $12.9 million related to restructured forward sales agreements with sourcing flexibility for settlements occurring in 2003 and 2004.

     Corporate and Other Adjusted EBITDA results include selling and administrative expenses, net gains on property disposals, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development and resource management. Results for the six months ended June 30, 2004 were $3.4 million below the same period of 2003 primarily due to:

•	higher gains on sales of $16.9 million in the prior year, including a gain of $7.4 million as a result of the sale of oil and gas rights and a gain of $11.4 million on the sale of land and coal reserves in Appalachia;

•	costs to resolve a contract indemnification claim related to a former subsidiary ($4.7 million);

•	increased costs in 2004 for generation development ($3.1 million) related to the development of the Prairie State and Thoroughbred Energy Campuses; and

•	increased selling and administrative expenses of $6.1 million, primarily associated with pensions and long-term incentive compensation.

These increased costs compared to the first half of the prior year were partially offset by:

•	a $9.9 million gain on the sale of 575,000 units of Penn Virginia in the first quarter of 2004; and

•	lower costs ($16.1 million) in the first half of 2004 associated with past mining obligations, primarily lower retiree health care costs from the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Income (Loss) Before Income Taxes And Minority Interests

			Increase (Decrease)
	(Unaudited) Six Months Ended	(Unaudited) Six Months Ended	to Income
	June 30, 2004	June 30, 2003	$	%
	(dollars in thousands)
Adjusted EBITDA	$240,345	$193,479	$46,866	24.2%
Depreciation, depletion and amortization	132,860	115,565	(17,295)	(15.0)%
Asset retirement obligation expense	21,664	13,091	(8,573)	(65.5)%
Early debt extinguishment costs	—	53,513	53,513	n/a
Interest expense	45,923	55,044	9,121	16.6%
Interest income	(2,128)	(2,178)	(50)	(2.3)%

Income (loss) before income taxes and minority interests	$42,026	$(41,556)	$83,582	n/a

     Compared with the first six months of 2003, income (loss) before income taxes and minority interests increased $83.6 million due primarily to improved Adjusted EBITDA results, lower costs of borrowing in 2004 and the incurrence of $53.5 million in charges during the prior year for the refinancing of debt. Partially offsetting these cost improvements, asset retirement obligation expense increased $8.6 million due to increased or accelerated reclamation work at certain closed mine sites and the acquisition of additional mining operations in April 2004, and depreciation, depletion and amortization cost increased due to higher production and the addition of recently acquired operations.

Net Income

			Increase (Decrease)
	(Unaudited) Six Months Ended	(Unaudited) Six Months Ended	to Income
	June 30, 2004	June 30, 2003	$	%
	(dollars in thousands)
Income (loss) before income taxes and minority interests	$42,026	$(41,556)	$83,582	n/a
Income tax benefit	(22,688)	(41,023)	(18,335)	(44.7)%
Minority interests	653	1,708	1,055	61.8%

Income (loss) before accounting changes	64,061	(2,241)	66,302	n/a
Cumulative effect of accounting changes	—	(10,144)	10,144	n/a

Net income (loss)	$64,061	$(12,385)	$76,446	n/a

     Net income increased $76.4 million compared to the first six months of 2003 due to the increase in income (loss) before income taxes and minority interests discussed above, offset by the net effects of:

•	an $18.3 million lower tax benefit of in the first half of 2004. The tax benefit recorded in 2004 differs from the benefit in 2003 primarily as a result of higher pre-tax income offset by the permanent benefit of percentage depletion, the effects of recent acquisitions which improved the ability to use net operating loss carry-forwards and resulted in a $10.0 million reduction in the valuation allowance on those net operating loss carry-forwards. The remaining benefit is primarily a permanent tax benefit due to the effect of an election filed by our Australian operations to form a consolidated group for Australian income tax purposes and a property transaction during the second quarter;

•	lower minority interests expense due to the acquisition in April 2003 of the remaining 18.3% of Black Beauty Coal Company; and

•	a charge in the first quarter of 2003 relating to the cumulative effect of accounting changes, net of income taxes, of $10.1 million. This amount represents the aggregate amount of the recognition of accounting changes pursuant to the adoption of SFAS No. 143, the change in method of amortization of actuarial gains and losses related to net periodic postretirement benefit costs and the effect of the rescission of EITF No. 98-10.

Outlook

     Our outlook for the coal markets remains positive for the balance of 2004. We believe coal markets continue to be strong worldwide, as a result of growing U.S., China, Pacific Rim and other industrialized economies that are increasing coal demand for electricity generation and steelmaking. Published indices also show improved year-over-year coal prices in most U.S. and global coal markets, and world-wide coal supply/demand fundamentals remain tight. We expect our recently acquired Australian operations to enable us to capitalize on strong global coal markets.

     We believe coal demand in China, India and Pacific Rim nations for electricity generation and steelmaking is strong due to the construction of a number of new coal-fueled generating plants and high utilization of steelmaking capacity. Coal mines, ports and rail systems in a number of industrial countries are operating near capacity. Based upon published data, international spot coal prices for steam and metallurgical coals are significantly above prior-year levels.

     In the United States, the high price of the primary competing fuel, natural gas, is leading coal-fueled generating plants to operate at increasing levels. Capacity utilization at coal-fueled generating plants continued to increase in the first half of 2004, despite a number of plants undergoing major repairs and the installation of emissions control equipment, and is expected to reach record levels in 2004. Strong demand for coal and coal-based electricity generation is being driven by a strengthening economy, low customer stockpiles, production difficulties for some producers, capacity constraints of nuclear generation and high prices of natural gas and oil. Average inventories at U.S. generators are estimated to be approximately 15 to 20 percent below prior year levels. Sulfur dioxide allowance prices have risen as high as $600 per ton as customers utilize more medium sulfur and high sulfur coals to replace lagging Appalachian coal supplies. We are targeting 2004 production of 200 to 205 million tons, and total sales volume of 220 million to 230 million tons. As of June 30, 2004 we have committed and priced approximately about 200 million tons, or nearly all, of planned 2004 production. We have unpriced coal volumes of 45 to 50 million tons for 2005, and 95 to 105 million tons for 2006, based on planned production levels.

     Management expects strong market conditions and recent acquisitions to overcome external cost pressures and adverse rail and port performance. We continue to aggressively manage our cost structure and have programs in place to limit, to the extent possible, the impact of these rising costs on our operating margins. We are experiencing increases in operating costs related to fuel, explosives, steel and healthcare. In addition, historically low interest rates also have a negative impact on expenses related to our actuarially determined, employee-related liabilities. We may also encounter poor geologic conditions, lower third party contract miner or brokerage source performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on these and other costs exceeds our ability to realize sales increases, our operating margins would be negatively impacted.

     Longer term, the development of new coal plants continues to be strong around the world. Most of those plants are in Asian and Pacific Rim countries and the United States. In addition, several major acquisitions of coal gasification technologies have recently been made by large entities, and we believe coal gasification carries long-term development potential.

Liquidity and Capital Resources

     Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and debt and equity offerings related to significant transactions. Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations as well as planned acquisitions and development activities. Our ability to pay dividends, service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. We typically fund all of our capital expenditure requirements with cash generated from operations, and during 2003 and the first six months of 2004, have had no borrowings outstanding under our $900.0 million revolving line of credit, which we use primarily for standby letters of credit. This provides us with available borrowing capacity ($639.7 million as of June 30, 2004) to use to fund strategic acquisitions or meet other financing needs. Moody’s has rated our liquidity SGL-1 and reaffirmed this rating in July 2004. Under Moody’s rating system, SGL-1 means “very good” liquidity. Moody’s SGL ratings are used to supplement their credit ratings for companies rated from “Ba1” to “C.”

     Cash provided by operating activities was $82.0 million in the first half of 2004, a decrease of $16.8 million from the first six months of 2003. Although income from operations increased compared to prior year, working capital changes used $12.4 million over the first six months of the year compared to a prior year contribution of $7.4 million. During the second quarter of 2004, we also utilized operating cash to contribute $52.0 million to fund two pension plans, while in the prior year first half there were no comparable contributions.

     Net cash used in investing activities was $524.9 million in the first six months of 2004, $366.1 million more than the same period in 2003. Investment spending in 2004 includes $417.2 million for the acquisition of the Twentymile Mine in Colorado and two mines in Australia. Capital expenditures increased $24.0 million compared to the first half of 2003, to $115.9 million. The increase was primarily due to spending on a large loading facility upgrade in our Powder River Basin operations, the successful acquisition of 297 million tons of Powder River Basin coal reserves and equipment purchases in the Midwest and at recently acquired Australian mines. The sale of units of Penn Virginia contributed $18.5 million to investing cash flows, while proceeds from property and equipment disposals were $24.7 million lower than prior year primarily due to the sale of oil and gas rights and land and coal reserves during the first six months of 2003.

     Financing activities during the first half of 2004 contributed $654.7 million of cash flow compared with $99.5 million provided in the prior year. During the first six months of 2004, we issued 8.8 million shares of primary equity at $45 per share, netting proceeds of $383.1 million, and also issued $250 million of 5.875% Senior Notes due in 2016. Payments on long-term debt over the first six months of the year were $16.7 million. In the first half of 2003 we refinanced our debt, and the net proceeds from the refinancing, after payments on the revolving line of credit, payments on long-term debt and after covering related debt issuance costs was $128.7 million. Securitized interest in accounts receivable increased $50.0 million in the six months year to date compared to a decrease of $5.9 million in the prior year. We paid dividends of $14.8 million and $10.5 million in the six months ended June 30, 2004 and 2003, respectively.

     As of June 30, 2004 and December 31, 2003, our total indebtedness consisted of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Term Loan under Senior Secured Credit Facility	$444,375	$446,625
6.875% Senior Notes due 2013	650,000	650,000
5.875% Senior Notes due 2016	250,000	—
Fair value of interest rate swaps - 6.875% Senior Notes	(12,834)	4,239
5.0% Subordinated Note	71,497	79,412
Other	11,815	16,263

	$1,414,853	$1,196,539

     In March 2004, we issued 8.8 million shares of primary equity, and as noted in the table above, we issued $250.0 million of Senior Notes due 2016 with a fixed rate of interest at 5.875%. The debt and equity offerings were made under our universal shelf registration statement that is currently in effect and has a remaining capacity of $602.9 million. Concurrent with the debt and equity offerings, we entered into an amendment to our Senior Secured Credit Facility. The amendment reduced the interest rate payable by 0.75% on the existing Term Loans under the facility and provides for up to $300.0 million additional revolving loans for a total of up to $900.0 million.

     As of June 30, 2004, there were no outstanding borrowings under our Revolving Credit Facility. We had letters of credit outstanding under the facility of $260.3 million, leaving $639.7 million available for borrowing. We were in compliance with all of the covenants of the Senior Secured Credit Facility, the 6.875% Senior Notes and the 5.875% Senior Notes as of June 30, 2004.

     At June 30, 2004, purchase commitments for capital expenditures were approximately $301.4 million. Of this amount, approximately $219.3 million relates to the remaining payments due for the successful bid on 297 million tons of coal reserves in the Powder River Basin. Total projected capital expenditures for calendar year 2004 are approximately $280 million to $300 million, and have been and will be primarily used to purchase or develop reserves, replace or add equipment, fund cost reduction initiatives and upgrade equipment and facilities at the operations we recently acquired. We anticipate funding our capital expenditures primarily through operating cash flow. On April 15, 2004, we completed the purchase of mines from RAG Coal International AG for $438 million (see discussion of business combinations at Note 4).

Contractual Obligations

     The following table sets forth significant changes in our contractual obligations, primarily due to issuance of $250 million 5.875% Senior Notes due 2016 and the remaining payments due for the successful bid on 297 million tons of coal reserves in the Powder River Basin subsequent to our report on Form 10-K for the year ended December 31, 2003 (dollars in thousands):

	Payments Due by Year
	Within	2-3	4-5	After
	1 Year	Years	Years	5 Years
Long-term debt (principal and interest)	$39,154	$183,748	$218,662	$1,647,421
Coal reserve lease obligations	25,362	162,279	154,187	52,672

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

We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. The securitization program is currently scheduled to expire in 2007, and the maximum amount of undivided interests in accounts receivable that may be sold to the Conduit is $140.0 million. Under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the securitization transactions have been recorded as legal transfers, with those accounts receivable removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable transferred to the Conduit was $140.0 million and $90.0 million as of June 30, 2004 and December 31, 2003, respectively.

     There were no other material changes to our off-balance sheet arrangements during the quarter ended June 30, 2004. All material off-balance sheet arrangements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2003.

Other

Risks Related to Contract Miners and Brokerage Sources

     In conducting our trading, brokerage and mining operations, we utilize third party sources of coal production, including contract miners and brokerage sources, to fulfill deliveries under our coal supply agreements. Recently, certain of our brokerage sources and contract miners have experienced adverse geologic mining and/or financial difficulties that have made their delivery of coal to us at the contractual price difficult or uncertain. Our profitability or exposure to loss on transactions or relationships such as these is dependent upon the reliability and price of the third-party supply, our obligation to supply coal to customers in the event that adverse geologic mining conditions restrict deliveries from our suppliers, our willingness to participate in temporary cost increases experienced by our third-party coal sources, our ability to pass on temporary cost increases to our customers, the ability to substitute, when economical, third-party coal sources with internal production or coal purchased in the market, and other factors.

Mohave Generating Station

     See Note 11 to our unaudited condensed consolidated financial statements included in this report relating to the potential cessation or suspension of the operations of the Mohave Generating Station on December 31, 2005. The Mohave Generating Station is the sole customer of our Black Mesa Mine, which sold 4.5 million tons of coal in 2003.

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

     We account for coal trading derivatives under SFAS No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities,” which requires us to reflect derivatives, such as forwards, futures, options and swaps, at market value in the consolidated financial statements.

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

     During the six months ended June 30, 2004, the low, high and average values at risk for our coal trading portfolio were $0.5 million, $4.4 million and $1.7 million, respectively. As of June 30, 2004, 67% of the value of our trading portfolio was scheduled to be realized by the end of 2004, and 100% of the value of our trading portfolio was scheduled to be realized by the end of 2005.

     We also monitor other types of risk associated with our coal trading activities, including credit, market liquidity and counterparty nonperformance.

Interest Rate Risk

     Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objects, we manage fixed rate debt as a percent of net debt through the use of various hedging instruments. As of June 30, 2004, after taking into consideration the effects of interest rate swaps, we had $870.5 million of fixed-rate borrowings and $544.4 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $5.4 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one-percentage point increase in interest rates would result in a $61.5 million decrease in the estimated fair value of these borrowings. See note 15 to our annual report on Form 10-K for additional discussion of our long-term debt and related interest rate swaps.

Credit Risk

     Our concentration of credit risk is substantially with energy producers and marketers, electric utilities, and international steel producers. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, our policy is to require the counterparty to provide appropriate credit enhancement. When appropriate, we have taken steps to reduce our credit exposure to certain customers or counterparties whose credit has deteriorated and who may pose a higher risk, as determined by our credit management function, of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to fund the payment for coal under existing coal supply agreements. To reduce our credit exposure related to trading and brokerage activities, we seek to enter into netting agreements with counterparties that permit us to offset receivables and payables with such counterparties. Counterparty risk with respect to interest rate swap and foreign currency forwards and options transactions is not considered to be significant based upon the creditworthiness of the participating financial institutions.

Foreign Currency Risk

     We utilize currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures and certain firm purchase commitments denominated in Australian dollars. Our currency hedging program for 2004 involves hedging approximately 90% of our anticipated, non-capital Australian dollar denominated expenditures. No derivatives utilized for currency hedging purposes have expiration dates beyond 2004. As of June 30, 2004, we had in place forward contracts designated as cash flows hedges with notional amounts outstanding totaling $117.3 million and option contracts designated as cash flow hedges with notional amounts outstanding totaling $3.9 million.

Other

     We manage our commodity price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of June 30, 2004, we have committed and priced nearly all of our planned 2004 production of 200 million to 205 million tons. We have unpriced coal volumes of 45 to 50 million tons for 2005, and 95 to 105 million tons for 2006, based on planned production levels.

     Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to price volatility. We seek to manage the exposure related to this volatility by using a combination of fixed priced forward contracts with our suppliers and cash flow hedges. As of June 30, 2004, we had derivative contracts outstanding that are designated as cash flow hedges of anticipated purchases of diesel fuel. Notional amounts outstanding under these contracts were 30.7 million gallons of heating oil and 2.3 million gallons of crude oil.

Item 4. Controls and Procedures.

     The Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2004 and have concluded that the disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis.

     Additionally, during the most recent fiscal quarter, there was no change to our internal control over financial reporting that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings brought against us by the Navajo Nation, the Hopi and Quapaw Tribes and lead exposure lawsuits brought on behalf of certain individuals and the residents of the towns of Cardin, Picher, and Quapaw, Oklahoma.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders was held on May 6, 2004. Four Class II Directors were elected to serve for three-year terms expiring in 2007. Each Director received the number of votes set forth opposite their respective names:

	For	Withheld
William A. Coley	45,477,000	5,888,212
Irl F. Engelhardt	45,187,897	6,177,315
William C. Rusnack	44,687,876	6,677,336
Alan H. Washkowitz	45,148,248	6,216,964

     Three additional items were voted upon by stockholders at the meeting, including ratification of Ernst & Young LLP as our independent public accountants for 2004, approval of the 2004 Long-Term Equity

Incentive Plan and a stockholder proposal regarding Director independence submitted by Amalgamated Bank LongView MidCap 400 Index Fund. The result of the vote on each of these items is set forth below:

Ratification of Independent Public Accountants

For	50,044,380
Against	1,300,308
Abstain	20,524

Approval of the 2004 Long-Term Equity Incentive Plan

For	38,195,275
Against	5,456,253
Abstain	1,275,940
Non-Vote	6,437,744

Stockholder Proposal Regarding Director Independence

For	10,602,145
Against	34,283,945
Abstain	41,377
Non-Vote	6,437,745

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     See Exhibit Index at page 42 of this report.

     (b) Reports on Form 8-K

     On April 22, 2004, we filed a Form 8-K furnishing information under Item 9, Regulation FD Disclosure and Item 12, Disclosure of Results of Operations and Financial Condition announcing our issuance of a press release setting forth our first quarter 2004 earnings and providing guidance on our second quarter and full year 2004 forecast results. The press release was included as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     On June 15, 2004, we filed a Form 8-K under Item 5, Other Events and Regulation FD Disclosure, announcing the signing of a definitive agreement to purchase a 25.5% interest in the Paso Diablo Mine in Venezuela from RAG Coal International. The press release related to the signing of the definitive agreement was included as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION

Date: August 6, 2004	By:	/s/ RICHARD A. NAVARRE

Richard A. Navarre Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement No. 333-55412).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

10.55	Stock Purchase Agreement among RAG Coal International AG, RAG American Coal Company, BTU Worldwide, Inc. and Peabody Energy Corporation dated as of February 29, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K Current Report filed on February 29, 2004).

10.56	Share Purchase Agreement among RAG Coal International AG, Peabody Energy Corporation and Peabody Energy Australia Pty Limited dated as of February 29, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K Current Report filed on February 29, 2004).

10.57*	6 7/[8] Senior Notes Indenture Due 2013 Fourth Supplemental Indenture, dated as of April 22, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

10.58*	5 7/[8] Senior Notes Due 2016 Second Supplemental Indenture, dated as of April 22, 2004, among the 8 Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

10.59*	Second Amendment to the Employment Agreement between Irl F. Engelhardt and the Registrant dated as of June 15, 2004.

10.60*	Second Amendment to the Employment Agreement between Richard M. Whiting and the Registrant dated as of June 15, 2004.

10.61*	Second Amendment to the Employment Agreement between Richard A. Navarre and the Registrant dated as of June 15, 2004.

10.62*	Second Amendment to the Employment Agreement between Roger B. Walcott and the Registrant dated as of June 15, 2004.

10.63*	Second Amendment to the Employment Agreement between Fredrick D. Palmer and the Registrant dated as of June 15, 2004.

10.64*	First Amendment to the Employment Agreement between Gregory H. Boyce and the Registrant dated as of June 15, 2004.

10.65*	Form of Amendment, dated as of June 15, 2004, to Non-Qualified Stock Option Agreement under the Registrant 1998 Stock Purchase and Option Plan for Key Employees.

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

Exhibit
No.	Description of Exhibit
31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, by Peabody Energy Corporation’s Executive Vice President and Chief Financial Officer.

* Filed herewith.