Form 10-Q
period 2004-09-30
PEABODY ENERGY CORP
filed 2004-11-05
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2004

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

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of October 29, 2004: Common Stock, par value $0.01 per share, 64,610,888, shares outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Statements of Operations for the Quarters and Nine Months Ended September 30, 2004 and 2003	2
Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 6. Exhibits and Reports on Form 8-K	41
Amendment #2 to 2nd Amended & Rstd Credit Agreement
Amendment #1 to 2004 Long Term Incentive Plan
Federal Coal Lease
1st Amendment to Receivables Purchase Agreement
2nd Amendment to Receivables Purchase Agreement
3rd Amendment to Receivables Purchase Agreement
Certification of Chief Executive Officer
Certification of Executive Vice President & CFO
Certification of Chief Executive Officer
Certification of Executive Vice President & CFO

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PEABODY ENERGY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES
Sales	$895,156	$682,034	$2,538,189	$2,010,825
Other revenues	27,912	19,921	93,584	65,669

Total revenues	923,068	701,955	2,631,773	2,076,494
COSTS AND EXPENSES
Operating costs and expenses	737,055	578,997	2,147,956	1,725,620
Depreciation, depletion and amortization	70,132	61,224	202,992	176,789
Asset retirement obligation expense	10,146	7,542	31,810	20,633
Selling and administrative expenses	33,623	22,590	93,559	76,416
Net gain on property and equipment disposals	(1,790)	(3,987)	(4,267)	(23,376)

OPERATING PROFIT	73,902	35,589	159,723	100,412
Interest expense	24,926	22,347	70,849	77,391
Early debt extinguishment (gains) costs	(556)	—	(556)	53,513
Interest income	(1,084)	(371)	(3,212)	(2,549)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	50,616	13,613	92,642	(27,943)
Income tax provision (benefit)	6,932	(8,598)	(15,756)	(49,621)
Minority interests	247	693	900	2,401

INCOME BEFORE ACCOUNTING CHANGES	43,437	21,518	107,498	19,277
Cumulative effect of accounting changes, net of taxes	—	—	—	(10,144)

NET INCOME	$43,437	$21,518	$107,498	$9,133

BASIC EARNINGS PER COMMON SHARE:
Income before accounting changes	$0.68	$0.40	$1.75	$0.36
Cumulative effect of accounting changes, net of taxes	—	—	—	(0.19)

Net income	$0.68	$0.40	$1.75	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	64,278,587	54,002,659	61,354,266	53,062,052

DILUTED EARNINGS PER COMMON SHARE:
Income before accounting changes	$0.66	$0.39	$1.71	$0.35
Cumulative effect of accounting changes, net of taxes	—	—	—	(0.18)

Net income	$0.66	$0.39	$1.71	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED	65,779,032	55,225,879	62,820,996	54,540,603

DIVIDENDS DECLARED PER SHARE	$0.125	$0.125	$0.375	$0.325

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	September 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$401,835	$117,502
Accounts receivable, less allowance of $1,361 at September 30, 2004 and December 31, 2003	173,006	220,891
Materials and supplies	57,587	44,421
Coal inventory	265,452	202,072
Assets from coal trading activities	131,082	58,321
Deferred income taxes	15,778	15,749
Other current assets	47,455	23,784

Total current assets	1,092,195	682,740
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $1,253,660 at September 30, 2004 and $1,099,934 at December 31, 2003	4,725,843	4,280,986
Investments and other assets	320,893	316,539

Total assets	$6,138,931	$5,280,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$18,918	$23,049
Liabilities from coal trading activities	101,398	36,304
Accounts payable and accrued expenses	665,999	572,615

Total current liabilities	786,315	631,968
Long-term debt, less current maturities	1,398,023	1,173,490
Deferred income taxes	415,567	434,426
Asset retirement obligations	412,056	384,048
Workers’ compensation obligations	223,332	209,954
Accrued postretirement benefit costs	944,336	961,811
Obligation to industry fund	41,996	44,779
Other noncurrent liabilities	280,835	305,823

Total liabilities	4,502,460	4,146,299
Minority interests	1,991	1,909
Stockholders’ equity
Preferred Stock – $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2004 or December 31, 2003	—	—
Series Common Stock – $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of September 30, 2004 or December 31, 2003	—	—
Common Stock – $0.01 per share par value; 150,000,000 shares authorized, 64,573,068 shares issued and 64,442,478 shares outstanding as of September 30, 2004 and 150,000,000 shares authorized, 54,772,310 shares issued and 54,646,754 shares outstanding as of December 31, 2003	646	548
Additional paid-in capital	1,414,216	1,009,008
Retained earnings	292,769	208,149
Unearned restricted stock awards	(488)	(358)
Employee stock loans	(32)	(31)
Accumulated other comprehensive loss	(68,715)	(81,572)
Treasury shares, at cost: 130,590 shares and 125,556 shares as of September 30, 2004 and December 31, 2003, respectively	(3,916)	(3,687)

Total stockholders’ equity	1,634,480	1,132,057

Total liabilities and stockholders’ equity	$6,138,931	$5,280,265

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,498	$9,133
Cumulative effect of accounting changes, net of taxes	—	10,144

Income before accounting changes	107,498	19,277
Adjustments, net of acquisitions, to reconcile income before accounting changes to net cash provided by operating activities:
Depreciation, depletion and amortization	202,992	176,789
Deferred income taxes	(24,273)	(50,428)
Early debt extinguishment (gains) costs	(556)	53,513
Amortization of debt discount and debt issuance costs	6,097	5,935
Net gain on property and equipment disposals	(4,267)	(23,376)
Minority interests	900	2,401
Changes in current assets and liabilities:
Accounts receivable	(5,476)	(4,470)
Materials and supplies	(7,842)	(3,613)
Coal inventory	(48,723)	(12,523)
Net assets from coal trading activities	(7,667)	(20,334)
Other current assets	(7,655)	(6,561)
Accounts payable and accrued expenses	46,076	7,713
Asset retirement obligations	(5,238)	(10,192)
Workers’ compensation obligations	6,335	3,701
Accrued postretirement benefit costs	(27,666)	165
Obligation to industry fund	(2,783)	(3,482)
Pension plans	(60,604)	(9,883)
Other, net	(14,643)	(8,854)

Net cash provided by operating activities	152,505	115,778

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, equipment and mine development	(148,345)	(118,817)
Additions to advance mining royalties	(11,560)	(7,706)
Acquisitions, net	(426,265)	(90,000)
Investments in joint ventures	—	(1,400)
Proceeds from property and equipment disposals	6,131	34,722
Proceeds from sale of equity investments	18,492	—

Net cash used in investing activities	(561,547)	(183,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in revolving lines of credit	—	(121,584)
Proceeds from long-term debt	250,000	1,102,735
Payments of long-term debt	(28,749)	(866,134)
Net proceeds from equity offering	383,125	—
Proceeds from stock options exercised	19,274	24,599
Proceeds from employee stock purchases	2,343	1,737
Payment of debt issuance costs	(8,922)	(23,632)
Increase of securitized interests in accounts receivable	100,000	3,600
Distributions to minority interests	(818)	(4,063)
Dividends paid	(22,878)	(17,262)
Repayments of employee stock loans	—	1,112

Net cash provided by financing activities	693,375	101,108

Effect of exchange rate changes on cash and cash equivalents	—	934
Net increase in cash and cash equivalents	284,333	34,619
Cash and cash equivalents at beginning of period	117,502	71,210

Cash and cash equivalents at end of period	$401,835	$105,829

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

     The accompanying unaudited condensed consolidated financial statements as of September 30, 2004 and for the quarters and nine month periods ended September 30, 2004 and 2003, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The statement of operations for the nine months ended September 30, 2003 contained the cumulative effect of accounting changes, net of taxes, related to the adoption of new standards regarding asset retirement obligations, a change in the method of amortizing actuarial gains and losses related to net periodic postretirement benefit costs, and effect of the rescission of EITF No. 98-10. The balance sheet information as of December 31, 2003 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2004.

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

     Emerging Issues Task Force (“EITF”) Issue 04-02, effective April 30, 2004, states that mineral rights are tangible assets. Prior to this consensus, the Company provided a separate line item for leased coal interests and advance royalties within the consolidated (audited) balance sheet as of December 31, 2003. As of September 30, 2004, leased coal interests and advance royalties are presented in the same manner as they had been before December 2003, and are included within property, plant, equipment and mine development within the unaudited condensed consolidated balance sheet. Prior year amounts have been reclassified to conform with the current year presentation.

     Effective December 31, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (an amendment of Financial Accounting Standards Board (“FASB”) statements No. 87, 88 and 106).” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The revised Statement retains the disclosure requirements contained in the original FASB Statement No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim disclosures required by SFAS No. 132 (revised 2003) are included in Note 9 to the Company’s unaudited condensed consolidated financial statements.

(3) Debt and Equity Offerings

     In March 2004, the Company completed the debt and equity offerings described below. The offerings were made under the Company’s universal shelf registration statement on Form S-3 that had been declared effective by the U.S. Securities and Exchange Commission. The universal shelf registration statement remains effective with a remaining capacity of $602.9 million. The primary purpose of the debt and primary equity offerings was to fund the April 2004 purchases of coal operations from RAG Coal International AG (described in Note 4). Net proceeds from these offerings totaled $627.8

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

million, which funded the $442.2 million purchase price of the Australia and Colorado coal operations from RAG Coal International AG, and the remaining $185.6 million will be used for general corporate purposes and the planned acquisition of a 25.5% interest in the Paso Diablo Mine in Venezuela. In addition, a secondary equity offering was completed in which the Company’s then largest stockholder sold its remaining shares of common stock, as described below.

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

Amendment to Senior Secured Credit Facility

     On March 9, 2004, the Company entered into an amendment to the Company’s senior secured credit facility. This amendment reduces the interest rate payable on the existing term loan under the senior credit facility from LIBOR plus 2.5% to LIBOR plus 1.75% (the applicable rate was 3.52% at September 30, 2004), and expands maximum borrowings under the revolving credit facility from $600.0 million to $900.0 million.

As of September 30, 2004 and December 31, 2003, our total indebtedness consisted of the following (dollars in thousands):

	September 30, 2004	December 31, 2003
Term Loan under Senior Secured Credit Facility	$443,250	$446,625
6.875% Senior Notes due 2013	650,000	650,000
5.875% Senior Notes due 2016	239,525	—
Fair value of interest rate swaps - 6.875% Senior Notes	829	4,239
5.0% Subordinated Note	72,530	79,412
Other	10,807	16,263

	$1,416,941	$1,196,539

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

Debt Repurchase

     In July 2004, the Company repurchased $10.5 million of 5.875% Senior Notes due 2016. In connection with this repurchase, the Company realized a gain on early debt extinguishment for the quarter and nine months ended September 30, 2004 of $0.6 million, comprised of the following:

•	The excess of carrying value of the notes over the cash cost to retire the notes of $0.8 million; offset by

•	Non-cash charges to write-off debt issuance costs associated with the debt extinguished of $0.2 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(4) Business Combinations

     On April 15, 2004, the Company purchased, through two separate agreements, three coal operations from RAG Coal International AG. The combined purchase price, including related costs and fees, of $442.2 million was funded from the Company’s equity and debt offerings as discussed in Note 3. The purchases include two mines in Queensland, Australia that collectively are expected to produce 7 to 8 million tons per year of metallurgical coal and the Twentymile Mine in Colorado, which is expected to produce 8 million tons per year of steam coal. The two Australian mines increased the Company’s metallurgical coal capacity to 12 to 14 million tons per year and the Company believes they are well positioned to access the metallurgical coal markets in the Pacific Rim. The Twentymile Mine has been perennially one of the largest and most productive underground mines in the United States. The results of operations of the two mines in Queensland, Australia are included in the Company’s Australian Mining Operations segment and the results of operations of the Twentymile Mine are included in the Company’s Western U.S. Mining segment from the April 15, 2004 purchase date.

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

     The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Accounts receivable	$46,639
Materials and supplies	6,038
Coal inventory	11,543
Other current assets	6,234
Property, plant, equipment and mine development	467,868
Accounts payable and accrued expenses	(48,688)
Other noncurrent assets and liabilities, net	(68,369)

Total purchase price, net of cash received of $20,914	$421,265

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

     The following unaudited pro forma financial information presents the combined results of operations of the Company and the operations acquired from RAG Coal International AG, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the operations acquired from RAG Coal International AG constituted a single entity during those periods (dollars in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004 *	2003
Revenues:
As reported	$923,068	$701,955	$2,631,773	$2,076,494
Pro forma	923,068	818,207	2,757,135	2,393,768
Income before accounting changes
As reported	$43,437	$21,518	$107,498	$19,277
Pro forma	43,437	26,557	106,784	49,288
Net Income
As reported	$43,437	$21,518	$107,498	$9,133
Pro forma	43,437	26,557	106,784	39,144
Basic earnings per share:
As reported	$0.68	$0.40	$1.75	$0.17
Pro forma	0.68	0.42	1.63	0.63
Diluted earnings per share:
As reported	$0.66	$0.39	$1.71	$0.17
Pro forma	0.66	0.41	1.60	0.63

*	During the first quarter of 2004, prior to the Company’s acquisition, the Australian underground mine acquired by the Company in April 2004 experienced a roof collapse on a portion of the active mine face, resulting in the temporary suspension of mining activities. Due to the inability to ship during a portion of this downtime, costs to return the mine to operations and shipping limits imposed as the result of unrelated restrictions of capacity at a third party loading facility, the pro forma Australian operation experienced a net loss in the quarter immediately prior to acquisition.

     On June 10, 2004, the Company signed a definitive agreement with RAG Coal International AG for the purchase of a 25.5% interest in Carbones del Guasare, S.A., a joint venture that includes Anglo American plc and a Venezuelan governmental partner, for $37.5 million in cash. The purchase is subject to certain conditions that, if fulfilled, would lead to an expected closing within the next several months. Carbones del Guasare operates the Paso Diablo surface mine in northwestern Venezuela, which produces 7 to 7.5 million tons per year of coal for electricity generators and steel producers.

(5) Coal Inventory

     Inventories consisted of the following (dollars in thousands):

	September 30,	December 31,
	2004	2003
Raw coal	$11,047	$15,815
Work in process	186,160	151,725
Saleable coal	68,245	34,532

Total	$265,452	$202,072

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(6) Assets and Liabilities from Coal Trading Activities

     The fair value of coal trading derivatives (and related hedged coal contracts) as of September 30, 2004 is set forth below (dollars in thousands):

	Fair Value
	Assets	Liabilities
Forward contracts	$131,082	$101,086
Option contracts	—	312

Total	$131,082	$101,398

     All of the contracts in the Company’s trading portfolio as of September 30, 2004 were valued utilizing prices from over-the-counter market sources, and adjusted for coal quality.

     As of September 30, 2004, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2004	33%
2005	67%

100%

     The Company’s coal trading operations traded 7.6 million tons and 5.3 million tons for the quarters ended September 30, 2004 and 2003, respectively, and 25.9 million tons and 28.7 million tons for the nine months ended September 30, 2004 and 2003, respectively.

(7) Earnings Per Share and Stockholders’ Equity

Weighted Average Shares Outstanding

     A reconciliation of weighted average shares outstanding follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding - basic	64,278,587	54,002,659	61,354,266	53,062,052
Dilutive impact of stock options	1,500,445	1,223,220	1,466,730	1,478,551

Weighted average shares outstanding - diluted	65,779,032	55,225,879	62,820,996	54,540,603

     Stock Compensation

     These interim financial statements include the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its equity incentive plans. The Company recorded $0.1 million of compensation expense for granted stock options during each of the quarters ended September 30, 2004 and 2003, and $0.2 million of compensation expense for equity-based compensation during the each of the nine month periods ended September 30, 2004 and 2003, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

     The following table reflects pro forma net income and basic and diluted earnings per share had compensation cost been determined for the Company’s non-qualified and incentive stock options based on the fair value at the grant dates consistent with the methodology set forth under SFAS No. 123, “Accounting for Stock-Based Compensation” (dollars in thousands, except share and per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income
As reported	$43,437	$21,518	$107,498	$9,133
Pro forma	42,131	19,866	103,971	4,369
Basic earnings per share:
As reported	$0.68	$0.40	$1.75	$0.17
Pro forma	0.66	0.37	1.69	0.08
Diluted earnings per share:
As reported	$0.66	$0.39	$1.71	$0.17
Pro forma	0.64	0.36	1.66	0.08

Treasury Stock

     During the nine months ended September 30, 2004, the Company received 5,034 shares of common stock as consideration for employees’ exercise of stock options. The value of the common stock tendered by employees to exercise stock options was based upon the closing price on the dates of the respective transactions. The common stock tenders were in accordance with the provisions of the 1998 Stock Purchase and Option Plan, which was previously approved by the Company’s Board of Directors.

(8) Comprehensive Income

The following table sets forth the after-tax components of comprehensive income for the quarters and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$43,437	$21,518	$107,498	$9,133
Foreign currency translation adjustment	—	(3,622)	—	2,478
Increase (decrease) in fair value of cash flow hedges, net of taxes	3,718	(8,681)	12,857	(8,681)

Comprehensive income	$47,155	$9,215	$120,355	$2,930

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

(9) Pension and Postretirement Benefit Costs

Components of Net Periodic Pension Costs

     Net periodic pension costs included the following components (dollars in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost for benefits earned	$3,147	$2,546	$9,122	$7,638
Interest cost on projected benefit obligation	11,027	10,449	32,594	31,346
Expected return on plan assets	(12,573)	(11,116)	(37,238)	(33,347)
Amortization of prior service cost	64	63	191	191
Amortization of net loss	5,477	4,022	16,573	9,111

Net periodic pension costs	$7,142	$5,964	$21,242	$14,939

Contributions

     The Company disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $13.1 million to its funded pension plans and make $1.0 million in expected benefit payments attributable to its unfunded pension plans during 2004. As of September 30, 2004, $60.6 million of contributions were made to the funded pension plans and $0.8 million of expected benefit payments attributable to the unfunded pension plans have been made. The Company presently anticipates it will contribute $61.0 million in total to its funded pension plans during 2004. The Company voluntarily increased pension funding to, among other things, reduce the volatility of cash contributions otherwise required for near-term future minimum pension contributions and to significantly reduce cash contributions required over the five years subsequent to 2004. The revised contribution consists of an April 2004 contribution of $50.0 million to the Peabody Plan, which covers substantially all salaried U.S. employees and eligible hourly employees at certain Peabody Holding Company subsidiaries; a $9.9 million contribution, which is a $2.5 million reduction from December 31, 2003 expectations due to pension funding law changes enacted in early April 2004, to the Western Plan, which covers eligible employees who are represented by the United Mine Workers of America under the Western Surface Agreement of 2000; and a planned $1.1 million contribution to a new plan which was established for the salaried employees transferred from RAG-American, Inc.

Components of Net Periodic Postretirement Benefits Costs

     Net periodic postretirement benefits costs included the following components (dollars in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost for benefits earned	$908	$1,262	$3,308	$3,786
Interest cost on accumulated postretirement benefit obligation	16,089	19,766	47,680	59,299
Amortization of prior service cost	(3,308)	(3,946)	(9,923)	(11,840)
Amortization of actuarial losses	918	4,262	2,755	12,788

Net periodic postretirement benefit costs	$14,607	$21,344	$43,820	$64,033

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Cash Flows

     In its financial statements for the year ended December 31, 2003, the Company announced that it expected to pay $72.5 million attributable to its postretirement benefit plans during 2004, and it presently anticipates paying approximately $83.3 million, $62.5 million of which has been paid as of September 30, 2004.

(10) Segment Information

     The Company reports its operations primarily through the following reportable operating segments: “Eastern U.S. Mining,” “Western U.S. Mining,” “Australian Mining” and “Trading and Brokerage.” The principal business of the Eastern U.S. Mining, Western U.S. Mining and Australian Mining segments is mining, preparation and sale of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. Eastern U.S. Mining operations are characterized by predominantly underground mining extraction processes, smaller seam thickness, higher sulfur content and Btu of coal, and shorter shipping distances from the mine to the customer. Conversely, Western U.S. Mining operations are characterized by predominantly surface mining processes, greater seam thickness, lower sulfur content and Btu of coal, and longer shipping distances from the mine to the customer. Geologically, Eastern operations mine bituminous and Western operations mine predominantly subbituminous coal deposits. Australian Mining operations are characterized by both surface and underground processes, mining low sulfur, high Btu coal sold to an international customer base. The Trading and Brokerage segment’s principal business is the marketing, brokerage and trading of coal. “Corporate and Other” includes selling and administrative expenses, net gains on property disposals, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development and resource management.

     Operating segment results for the quarters and nine months ended September 30, 2004 and 2003 are as follows (dollars in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Eastern U.S. Mining	$346,539	$302,980	$1,068,889	$892,753
Western U.S. Mining	373,634	319,330	1,021,671	901,217
Australian Mining	93,996	7,746	174,143	20,594
Trading and Brokerage	105,605	66,002	354,433	248,187
Corporate and Other	3,294	5,897	12,637	13,743

Total	$923,068	$701,955	$2,631,773	$2,076,494

Adjusted EBITDA (1) :
Eastern U.S. Mining	$54,911	$44,641	$182,332	$144,427
Western U.S. Mining	113,903	93,197	297,676	257,007
Australian Mining	20,777	2,600	33,655	2,178
Trading and Brokerage	16,053	9,341	36,728	40,673
Corporate and Other	(51,464)	(45,424)	(155,866)	(146,451)

Total	$154,180	$104,355	$394,525	$297,834

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

          A reconciliation of segment adjusted EBITDA to consolidated income (loss) before income taxes follows (dollars in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total segment adjusted EBITDA (1)	$154,180	$104,355	$394,525	$297,834
Depreciation, depletion and amortization	70,132	61,224	202,992	176,789
Asset retirement obligation expense	10,146	7,542	31,810	20,633
Interest expense	24,926	22,347	70,849	77,391
Early debt extinguishment (gains) costs	(556)	—	(556)	53,513
Interest income	(1,084)	(371)	(3,212)	(2,549)
Minority interests	247	693	900	2,401

Income (loss) before income taxes	$50,369	$12,920	$91,742	$(30,344)

(1)	Adjusted EBITDA is defined as income from continuing operations before deducting early debt extinguishment (gains) costs, net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization.

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

     The Company’s policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company’s apportionment. The Company has not anticipated any recoveries from insurance carriers in the estimation of liabilities recorded on its consolidated balance sheets. The undiscounted liabilities for environmental cleanup-related costs recorded as part of “Other noncurrent liabilities” were $37.8 million and $38.9 million at September 30, 2004 and December 31, 2003, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.

     Although waste substances generated by coal mining and processing are generally not regarded as hazardous substances for the purposes of Superfund and similar legislation, some products used by coal companies in operations, such as chemicals, and the disposal of these products are governed by the statute. Thus, coal mines currently or previously

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

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

     On March 4, 2003, the U.S. Supreme Court issued a ruling in a companion lawsuit involving the Navajo Nation and the United States. The Court rejected the Navajo Nation’s allegation that the United States breached its trust responsibilities to the Tribe in approving the coal lease amendments and was liable for money damages. In October 2004 the Court granted the joint motion of the parties to stay the litigation until February 4, 2005 to enable the parties to pursue alternative dispute resolution regarding the litigation and other ongoing business issues with the two tribes and Peabody Western’s customers.

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

     Peabody Western filed a motion to compel arbitration of these claims, which was granted in part by the trial court. Specifically, the trial court ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. This ruling was subsequently upheld on appeal. As a result, Peabody Western, Salt River Project and the other owners of the Navajo Generating Station will arbitrate the mine decommissioning costs issue and will litigate the retiree health care costs issue. The Company has recorded a receivable for mine decommissioning costs of $68.5 million included in “Investments and other assets” at September 30, 2004.

     While the outcome of litigation and arbitration is subject to uncertainties, based on our current evaluation of the issues and the potential impact on us, and based on outcomes in similar proceedings, we believe that the matter will be resolved without a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Mohave Generating Station

     Peabody Western has a long-term coal supply agreement with the owners of the Mohave Generating Station that expires on December 31, 2005. Southern California Edison (the majority owner and operator of the plant) is involved in a California Public Utilities Commission proceeding related to the operation of the Mohave plant beyond 2005 or the temporary or permanent shutdown of the plant. In a July 2003 filing with the California Public Utilities Commission, the operator affirmed that the Mohave plant was not forecast to return to service as a coal-fueled resource until mid-2009 at the earliest if the plant is shutdown at December 31, 2005. Southern California Edison has subsequently reaffirmed this forecast to the Commission. On October 20, 2004, one of the Commission’s administrative law judges issued a proposed decision directing Southern California Edison, among other things, to continue to negotiate with the other stakeholders to

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

reach a satisfactory resolution of all outstanding issues and to do whatever is possible within its control to advance the timeline on the installation of new environmental controls at the Mohave plant. The recommended decision must be approved by the Commission. There is a dispute with the Hopi Tribe regarding the use of groundwater in the transportation of the coal by pipeline from Peabody Western’s Black Mesa Mine to the Mohave plant. As a part of the alternate dispute resolution referenced in the Navajo Nation litigation, Peabody Western will be negotiating with the owners of the Mohave Generating Station and the Navajo Generating Station, and the two tribes to resolve the complex issues surrounding the groundwater dispute and other disputes involving the two generating stations. Resolution of these issues is critical to the continuation of the operation of the Mohave Generating Station and the renewal of the coal supply agreement after December 31, 2005. There is no assurance that the issues critical to the continued operation of the Mohave plant will be resolved. If these issues are not resolved in a timely manner, the operation of the Mohave plant will cease or be suspended on December 31, 2005. Absent a satisfactory alternate dispute resolution, it is unlikely that the coal supply agreement for the Mohave plant will be renewed in time to avoid a shutdown of the mine in 2006. The Mohave plant is the sole customer of the Black Mesa Mine, which sold 4.5 million tons of coal in 2003 and 3.3 million tons in the first nine months of 2004. Through the first nine months of 2004, the mine generated $17.8 million of Adjusted EBITDA, which represents 4.5% of the Company’s total of $394.5 million.

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

Oklahoma Lead Litigation

     Gold Fields was named in June 2003 as a defendant, along with five other companies, in a class action lawsuit filed in the U.S. District Court for the Northern District of Oklahoma. The plaintiffs have asserted nuisance and trespass claims predicated on allegations of intentional lead exposure by the defendants, including Gold Fields, and are seeking compensatory damages for diminution of property value, punitive damages and the implementation of medical monitoring and relocation programs for the affected individuals. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950’s. The plaintiff classes include all persons who have resided or owned property in the towns of Cardin and Picher within a specified time period. Gold Fields has agreed to indemnify one of the other defendants, which is a former subsidiary of Gold Fields. Gold Fields is also a defendant, along with other companies, in five individual lawsuits arising out of the same lead mill operations involved in the class action. Plaintiffs in these actions are seeking compensatory and punitive damages for alleged personal injuries from lead exposure. In December 2003, the Quapaw Indian tribe and certain Quapaw owners of interests in land filed a class action lawsuit against Gold Fields and five other companies in U.S. District Court for the Northern District of Oklahoma. The plaintiffs are seeking compensatory and punitive damages based on public and private nuisance, trespass, unjust enrichment, Comprehensive Environmental Response, Compensation, and Liability Acts (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), strict liability and deceit claims. Gold Fields has denied liability to the plaintiffs, has filed counterclaims against the plaintiffs seeking indemnification and contribution and has filed a third-party complaint against the United States, owners of interests in chat and real property in the Picher area. In June 2004, the Court dismissed the unjust enrichment, deceit and one of the two RCRA claims.

     In February 2004, the town of Quapaw filed a class action lawsuit against Gold Fields and other mining companies asserting claims similar to those asserted by the towns of Picher and Cardin, as well as natural resource damage claims. In July 2004, two lawsuits were filed, one in the U.S. District Court for the Northern District of Oklahoma and one in Ottawa County, Oklahoma (subsequently removed to the U.S. District Court for the Northern District of Oklahoma), against Gold Fields and three other companies in which 48 individuals are seeking compensatory and punitive damages and injunctive relief from alleged personal injuries resulting from lead exposure. The allegations relate to the same two lead mills located near Picher, Oklahoma.

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

Other

     “Accounts receivable” in the consolidated balance sheets as of September 30, 2004 and December 31, 2003 included $17.0 million and $14.0 million of receivables, respectively, billed during 2001 through 2004 that have been disputed by two customers who have withheld payment. The Company believes these billings were made properly under the respective coal supply agreements with each customer. The Company is in arbitration and litigation with these customers to resolve this issue, and believes the receivables to be fully collectible.

     Included in “Investments and other assets” at September 30, 2004 and December 31, 2003 was $9.7 million and $2.3 million, respectively, of assessments billed by the UMWA Combined Fund to subsidiaries of the Company. These assessments are in dispute and being paid under protest by the Company. The Company, based on input from legal counsel, believes these amounts will be fully collectible upon resolution of the dispute.

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

     As of September 30, 2004, purchase commitments for capital expenditures were approximately $270.4 million. Of this amount, approximately $219.3 million relates to the remaining payments due for the successful bid on 297 million tons of coal reserves in the Powder River Basin.

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

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Quarter Ended September 30, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$769,176	$169,930	$(16,038)	$923,068
Costs and expenses:
Operating costs and expenses	(1,874)	615,292	139,675	(16,038)	737,055
Depreciation, depletion and amortization	—	63,221	6,911	—	70,132
Asset retirement obligation expense	—	9,615	531	—	10,146
Selling and administrative expenses	354	32,279	990	—	33,623
Net (gain) loss on property and equipment disposals	—	(1,795)	5	—	(1,790)
Interest expense	37,201	637	678	(13,590)	24,926
Early debt extinguishment gains	(556)	—	—	—	(556)
Interest income	(4,594)	(4,560)	(5,520)	13,590	(1,084)

Income (loss) before income taxes and minority interests	(30,531)	54,487	26,660	—	50,616
Income tax provision (benefit)	(11,853)	9,494	9,291	—	6,932
Minority interests	—	247	—	—	247

Net income (loss)	$(18,678)	$44,746	$17,369	$—	$43,437

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Quarter Ended September 30, 2003
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$680,974	$35,910	$(14,929)	$701,955
Costs and expenses:
Operating costs and expenses	—	563,582	30,344	(14,929)	578,997
Depreciation, depletion and amortization	—	60,354	870	—	61,224
Asset retirement obligation expense	—	7,480	62	—	7,542
Selling and administrative expenses	130	21,952	508	—	22,590
Net gain on property and equipment disposals	—	(3,864)	(123)	—	(3,987)
Interest expense	32,797	30,605	521	(41,576)	22,347
Interest income	(20,866)	(17,346)	(3,735)	41,576	(371)

Income (loss) before income taxes and minority interests	(12,061)	18,211	7,463	—	13,613
Income tax provision (benefit)	(9,957)	2,400	(1,041)	—	(8,598)
Minority interests	—	693	—	—	693

Net income (loss)	$(2,104)	$15,118	$8,504	$—	$21,518

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$2,295,939	$385,245	$(49,411)	$2,631,773
Costs and expenses:
Operating costs and expenses	(1,883)	1,862,245	337,005	(49,411)	2,147,956
Depreciation, depletion and amortization	—	189,746	13,246	—	202,992
Asset retirement obligation expense	—	30,768	1,042	—	31,810
Selling and administrative expenses	910	90,210	2,439	—	93,559
Net gain on property and equipment disposals	—	(3,913)	(354)	—	(4,267)
Interest expense	107,367	60,484	2,189	(99,191)	70,849
Early debt extinguishment gains	(556)	—	—	—	(556)
Interest income	(47,584)	(40,161)	(14,658)	99,191	(3,212)

Income (loss) before income taxes and minority interests	(58,254)	106,560	44,336	—	92,642
Income tax provision (benefit)	(34,034)	7,326	10,952	—	(15,756)
Minority interests	—	900	—	—	900

Net income (loss)	$(24,220)	$98,334	$33,384	$—	$107,498

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2003
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,998,070	$123,176	$(44,752)	$2,076,494
Costs and expenses:
Operating costs and expenses	—	1,660,050	110,322	(44,752)	1,725,620
Depreciation, depletion and amortization	—	174,091	2,698	—	176,789
Asset retirement obligation expense	—	20,447	186	—	20,633
Selling and administrative expenses	492	74,261	1,663	—	76,416
Net gain on property and equipment disposals	—	(23,264)	(112)	—	(23,376)
Interest expense	107,253	88,775	1,981	(120,618)	77,391
Early debt extinguishment costs	46,164	7,349	—	—	53,513
Interest income	(60,081)	(52,257)	(10,829)	120,618	(2,549)

Income (loss) before income taxes and minority interests	(93,828)	48,618	17,267	—	(27,943)
Income tax provision (benefit)	(51,328)	721	986	—	(49,621)
Minority interests	—	2,401	—	—	2,401
Cumulative effect of accounting changes, net of taxes	6,762	(16,349)	(557)	—	(10,144)

Net income (loss)	$(35,738)	$29,147	$15,724	$—	$9,133

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets
September 30, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$381,223	$2,461	$18,151	$—	$401,835
Accounts receivable	1,793	121,438	49,775	—	173,006
Inventories	—	291,408	31,631	—	323,039
Assets from coal trading activities	—	131,082	—	—	131,082
Deferred income taxes	—	15,050	728	—	15,778
Other current assets	13,741	28,480	5,234	—	47,455

Total current assets	396,757	589,919	105,519	—	1,092,195
Property, plant, equipment and mine development - at cost	—	5,680,503	299,000	—	5,979,503
Less accumulated depreciation, depletion and amortization	—	(1,220,669)	(32,991)	—	(1,253,660)
Investments and other assets	4,652,339	153,691	2,636	(4,487,773)	320,893

Total assets	$5,049,096	$5,203,444	$374,164	$(4,487,773)	$6,138,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,500	$13,333	$1,085	$—	$18,918
Payables and notes payable to affiliates, net	1,976,478	(2,206,964)	230,486	—	—
Liabilities from coal trading activities	—	101,260	138	—	101,398
Accounts payable and accrued expenses	14,707	589,768	61,524	—	665,999

Total current liabilities	1,995,685	(1,502,603)	293,233	—	786,315
Long-term debt, less current maturities	1,329,104	66,713	2,206	—	1,398,023
Deferred income taxes	—	413,999	1,568	—	415,567
Other noncurrent liabilities	15,296	1,874,289	12,970	—	1,902,555

Total liabilities	3,340,085	852,398	309,977	—	4,502,460
Minority interests	—	1,991	—	—	1,991
Stockholders’ equity	1,709,011	4,349,055	64,187	(4,487,773)	1,634,480

Total liabilities and stockholders’ equity	$5,049,096	$5,203,444	$374,164	$(4,487,773)	$6,138,931

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(43,735)	$134,406	$61,834	$152,505

Additions to property, plant, equipment and mine development	—	(136,490)	(11,855)	(148,345)
Additions to advance mining royalties	—	(11,310)	(250)	(11,560)
Acquisitions, net	—	(190,940)	(235,325)	(426,265)
Proceeds from property and equipment disposals	—	5,577	554	6,131
Proceeds from sale of equity investments	—	18,492	—	18,492

Net cash used in investing activities	—	(314,671)	(246,876)	(561,547)

Proceeds from long-term debt	250,000	—	—	250,000
Payments of long-term debt	(13,850)	(13,236)	(1,663)	(28,749)
Net proceeds from equity offering	383,125	—	—	383,125
Proceeds from stock options exercised	19,274	—	—	19,274
Proceeds from employee stock purchases	2,343	—	—	2,343
Payment of debt issuance costs	(8,922)	—	—	(8,922)
Increase of securitized interests in accounts receivable	—	—	100,000	100,000
Distributions to minority interests	—	(818)	—	(818)
Dividends paid	(22,878)	—	—	(22,878)
Transactions with affiliates, net	(298,709)	195,389	103,320	—

Net cash provided by financing activities	310,383	181,335	201,657	693,375

Net increase in cash and cash equivalents	266,648	1,070	16,615	284,333
Cash and cash equivalents at beginning of period	114,575	1,392	1,535	117,502

Cash and cash equivalents at end of period	$381,223	$2,462	$18,150	$401,835

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2003
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(56,273)	$150,841	$21,210	$115,778

Additions to property, plant, equipment and mine development	—	(114,962)	(3,855)	(118,817)
Additions to advance mining royalties	—	(7,706)	—	(7,706)
Acquisitions, net	—	(90,000)	—	(90,000)
Investments in joint ventures	—	(1,400)	—	(1,400)
Proceeds from property and equipment disposals	—	34,063	659	34,722

Net cash used in investing activities	—	(180,005)	(3,196)	(183,201)

Net change in revolving lines of credit	—	(121,584)	—	(121,584)
Proceeds from long-term debt	1,100,000	2,735	—	1,102,735
Payments of long-term debt	(745,259)	(120,345)	(530)	(866,134)
Proceeds from stock options exercised	24,599	—	—	24,599
Proceeds from employee stock purchases	1,737	—	—	1,737
Payment of debt issuance costs	(23,632)	—	—	(23,632)
Increase of securitized interests in accounts receivable	—	—	3,600	3,600
Distributions to minority interests	—	(4,063)	—	(4,063)
Dividends paid	(17,262)	—	—	(17,262)
Transactions with affiliates, net	(245,483)	268,369	(22,886)	—
Repayments of employee stock loans	1,112	—	—	1,112

Net cash provided by (used in) financing activities	95,812	25,112	(19,816)	101,108

Effect of exchange rate changes on cash and equivalents	—	—	934	934
Net increase (decrease) in cash and cash equivalents	39,539	(4,052)	(868)	34,619
Cash and cash equivalents at beginning of period	60,666	5,365	5,179	71,210

Cash and cash equivalents at end of period	$100,205	$1,313	$4,311	$105,829

(14) Guarantees

     In the normal course of business, the Company is a party to the following guarantees:

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

     The Company owns a 49.0% interest in a joint venture that operates an underground mine and preparation plant facility in West Virginia. The partners have severally agreed to guarantee the debt of the joint venture, which consists of a $16.5 million loan facility. Monthly principal payments on the loan facility of approximately $0.2 million are due through October 2010, and a final principal payment of $3.0 million is due October 2010. Interest payments on the loan facility are

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

due monthly and accrue at prime plus 1/4%, or 5.00% as of September 30, 2004. The total amount of the joint venture’s debt guaranteed by the Company was $8.1 million as of September 30, 2004.

     The Company owns a 45.0% interest in a joint venture that operates an underground mine in Kentucky. The Company has agreed to guarantee the debt of the joint venture, which consists of a term loan in the amount of $9.0 million which bears interest at 5.59% and a line of credit that allows for maximum borrowings of $1.3 million which bears interest at 5%. Monthly principal and interest payments on the term loan of approximately $0.2 million are due through June 2008. The line of credit expires in July 2005. The Company’s maximum reimbursement obligation under the guarantee is limited to $4.0 million. The Company has recognized a liability of $0.1 million at September 30, 2004 for the fair value of this guarantee.

     Pursuant to an exclusive sales representation agreement entered into with a coal mining company (the “Counterparty”) that operates surface mining operations in Illinois, the Company issued a financial guarantee in May 2004 on behalf of the Counterparty. This guarantee allows the Counterparty to obtain the initial reclamation bonding for the surface mine that will produce the coal to be purchased under the sales representation agreement. The total amount guaranteed by the Company was $1.0 million, and the fair value of the guarantee recognized as a liability was less than $0.1 million as of September 30, 2004. The Company’s obligation under the guarantee is scheduled to expire by June 2007.

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

(15) Subsequent Events

     In October 2004, the Company entered into an amendment to the Company’s senior secured credit facility. This amendment modified the current borrowings on the Term Loan under Senior Secured Credit Facility from $443.3 million at September 30, 2004 to $450.0 million and reduced the interest payable from LIBOR plus 1.75% (the applicable rate was 3.52% at September 30, 2004) to LIBOR plus 1.25%. Additionally, this amendment reduced interest payable on the $900 million revolving credit facility from LIBOR plus 2.0% (the applicable rate was 3.84% at September 30, 2004) to LIBOR plus 1.25%, reduced commitment fees relating to the revolving credit facility from 0.50% to 0.25% and extended the maturity of the revolving credit facility to March 2010.

     On October 19, 2004, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $0.15 per share from $0.125. The first dividend at the new rate will be paid on November 24, 2004 to shareholders of record on November 3, 2004. On an annualized basis, the new dividend rate will be $0.60 per share.

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

     Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements.

          Among the factors that could cause actual results to differ materially are:

•	growth in domestic and international coal and power markets;

•	coal’s market share of electricity generation;

•	future worldwide economic conditions;

•	weather;

•	transportation performance and costs;

•	ability to renew sales contracts;

•	successful implementation of business strategies;

•	regulatory and court decisions;

•	future legislation;

•	changes in postretirement benefit and pension obligations;

•	labor relations and availability;

•	availability and costs of credit, surety bonds and letters of credit;

•	the effects of changes in currency exchange rates;

•	risks associated with customers;

•	geology and equipment risks inherent to mining;

•	terrorist attacks or threats;

•	performance of contractors and third party coal suppliers;

•	replacement of reserves;

•	implementation of new accounting standards;

•	inflationary trends;

•	the effects of interest rates;

•	the effects of acquisitions or divestitures;

•	changes to contribution requirements to multi-employer benefit funds; and

•	other factors, including those discussed in “Legal Proceedings” and Note 11 to our unaudited consolidated financial statements.

          When considering these forward-looking statements, you should keep in mind the cautionary statements in this document, the “Risks Relating to Our Company” section of Item 7 of our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and all related documents incorporated by reference. We do not undertake any obligation to update these statements.

Overview

          We are the largest private sector coal company in the world, with majority interests in 30 active coal operations located throughout all major U.S. coal producing regions and in Australia. In the third quarter of 2004, we continued to set company and industry records with sales of 58.7 million tons and through the first nine months of the year, selling 167.5 million tons. In 2003, we sold 203.2 million tons of coal that accounted for an estimated 18% of all U.S. coal sales, and were more than 70% greater than the sales of our closest competitor. We project 2004 sales to be between 225 and 230 million tons. The Energy Information Administration estimates that 1.1 billion tons of coal were consumed in the United States in 2003 and expects domestic consumption of coal by electricity generators to grow at a rate of 1.8% per year through 2025. Coal-fueled generation is used in most cases to meet baseload electricity requirements, and coal use generally grows at the pace of electricity demand growth. In 2003, coal’s share of electricity generation was approximately 52%. Our coal products fuel more than 10% of all U.S. electricity generation and more than 2.5% of worldwide electricity generation.

          Our primary customers are U.S. utilities, which accounted for 90% of our sales in 2003. We typically sell steam coal to utility customers under long-term contracts (those with terms longer than one year). Metallurgical coal and export sales represent smaller components of our sales mix, but our sales growth to these customers has outpaced the overall growth in sales for the Company. Contracts for metallurgical coal sales into the Asian market are typically re-negotiated annually and re-pricing occurs at the beginning of our second quarter. During 2003, 90% of our sales were under long-term contracts. Our results of operations in the near term could be negatively impacted by, among other things, poor weather conditions and unforeseen geologic conditions or equipment problems at mining locations, and by the availability of transportation for coal shipments. On a long-term basis, our results of operations could be impacted by, among other things, our ability to secure or acquire high-quality coal reserves, our ability to find replacement buyers for coal under contracts with comparable terms to existing contracts, the reliability and price of third-party supplies and the passage of new or expanded regulations that could limit our ability to mine or increase the cost of mining coal. In the past, we have achieved production levels that are relatively consistent with our projections.

          We conduct business through four principal operating segments: Western U.S. Mining, Eastern U.S. Mining, Australian Mining and Trading and Brokerage. The principal business of the Eastern U.S. Mining and Western U.S. Mining segments is the mining, preparation and sale of steam coal, sold primarily to electric utilities. The Eastern U.S. Mining operations also mine some metallurgical coal, sold to steel and coke producers. Our Eastern U.S. Mining operations are characterized by predominantly underground extraction processes, higher sulfur content and Btu of coal, and lower customer transportation costs (due to shorter shipping distances). Conversely, our Western U.S. Mining operations are characterized by predominantly surface extraction processes, lower sulfur content and Btu of coal, and higher customer transportation costs (due to longer shipping distances). Geologically, the Eastern operations mine bituminous and the Western operations mine primarily subbituminous coal deposits. Our Eastern U.S. Mining operations consist of our Appalachia and Midwest operations and our Western U.S. Mining operations consist of our Powder River Basin, Southwest and Colorado operations, which are each described in Item 1 of our 2003 Annual Report on Form 10-K, with the exception of the newly created Colorado operation which consists of our Twentymile underground mine acquired in April 2004 and our Seneca mine. During the second quarter of 2004, we were the winning bidder for more than 297 million tons of high Btu, low sulfur coal reserves in the Powder River Basin. The winning bid was 92 cents per mineable ton plus the federal royalty for some of the lowest sulfur coal reserves in America. The reserves have a productive overburden-to-coal ratio, meaning the deposits are relatively near the surface. Our Australian Mining operations consist of our Wilkie Creek Mine and two additional mines acquired in April 2004, Burton and North Goonyella, including the recently opened Eaglefield surface operation, which is adjacent to, and fulfills contract tonnages in conjunction with, the North Goonyella underground mine. Australian Mining operations are characterized by both surface and underground extraction processes, mining low sulfur, high Btu coal sold to an international customer base. Primarily metallurgical coal is produced from our Australian mines. Metallurgical coal is approximately 6% of our total sales volume and approximately 3% of U.S. sales volume. The Trading and Brokerage segment’s principal business is the marketing and trading of coal.

          In addition to our mining operations, which comprised 88% of revenues in the third quarter of 2004, we also generate revenues from brokering and trading coal (11% of revenues), and by aggressively managing our vast natural resource position by selling non-core land holdings and mineral interests to generate additional cash flows. We are developing coal-fueled power generating projects in areas of the country where electricity demand is strong and where there is access to land, water, transmission lines and low-cost coal. These projects involve mine-mouth generating plants using our surface lands and coal reserves. Three projects are currently being developed – the 1,500 megawatt Thoroughbred Energy Campus in Muhlenberg County, Kentucky, the 1,500 megawatt Prairie State Energy Campus in Washington County, Illinois and the 300 megawatt Mustang Energy Project near Grants, N.M.. During the third quarter of 2004, the Company’s Prairie State Energy Campus and Fluor Daniel Illinois, Inc. signed a letter of intent for engineering, design and construction of Prairie State’s power-related facilities. In the previous quarter, a group of Midwest rural electric cooperatives and municipal electric agencies signed a letter of intent to acquire partial ownership in the Prairie State Energy Campus. Prairie State would provide approximately one-third of the plant’s annual electricity output to the group. The plants are expected to be operational following a four-year construction phase, which would begin after we have completed necessary permitting, selected partners and sold the majority of the output of the plant. The Mustang project recently received a $19.7 million Clean Coal Power Initiative Grant from the Department of Energy for demonstrating technology to achieve ultra low emissions.

          On April 15, 2004, we completed the acquisitions of three coal operations from RAG Coal International AG. On June 15, 2004, we signed a definitive agreement to purchase a 25.5 % interest in the Paso Diablo Mine in Venezuela from RAG Coal International AG for $37.5 million in cash. See discussion of business combinations in Note 4 to our unaudited consolidated financial statements.

Results of Operations

Adjusted EBITDA

          The discussion of our results of operations in 2004 and 2003 below includes references to, and analysis of our “Adjusted EBITDA” results. Adjusted EBITDA is defined as income from continuing operations before deducting early debt extinguishment (gains) costs, net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles, in Note 10 to our unaudited consolidated financial statements.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Summary

          Our third quarter revenues of $923.1 million were 31.5% higher than prior year on a sales volume increase of 11.6% to 58.7 million tons. Adjusted EBITDA rose to $154.2 million, 47.7% higher than third quarter 2003. We achieved increased EBITDA in every operating segment of the business. U.S. and Australian Mining results for the third quarter included $119.3 million of revenues and $34.2 million of Adjusted EBITDA from mines acquired in the second quarter of 2004. U.S. Mining results improved as a result of higher demand and prices realized from U.S. electricity, steel and export customers which overcame higher steel and energy costs and hurricane related transportation difficulties in our Eastern operations. Australian Mining results improved due to the second quarter acquisition of two mines selling primarily higher priced, and higher margin, metallurgical coal.

          Net income in the third quarter was $43.4 million, or $0.66 per diluted share, compared with net income of $21.5 million in the prior year, or $0.39 per diluted share. Current year income reflects improved mining results and $9.5 million in insurance recoveries, offset by an increase of $15.5 million in the current quarter tax provision compared with prior year.

Revenues

	(Unaudited)	(Unaudited)	Increase (Decrease)
	Quarter Ended	Quarter Ended	to Revenues
	September 30,	September 30,
	2004	2003	$	%
	(dollars in thousands)
Revenues
Sales	$895,156	$682,034	$213,122	31.2%
Other revenues	27,912	19,921	7,991	40.1%

Total revenues	$923,068	$701,955	$221,113	31.5%

          Total revenues were $923.1 million, an increase 31.5% over the prior year third quarter. Sales accounted for most of the increase, rising 31.2% on higher prices and an 11.6% increase in overall volume. Sales volume increased due to the addition of three mines acquired during the second quarter of 2004, and on stronger demand in every segment with the exception of Trading and Brokerage which transacted volumes comparable to prior year. Sales increased in every segment: U.S. Mining ($95.2 million), Australian Mining ($83.9 million) and Trading and Brokerage ($34.0 million). The recent trend of higher year-over-year increases in average selling prices continued, rising 13.5% in the third quarter compared to prior year. Increases in coal pricing, especially in Appalachia, a change in sales mix, and the addition of 1.8 million tons of higher priced Australian metallurgical coal sales from mines acquired during the year accounted for the increase in average selling prices. Recently acquired mines accounted for $119.3 million of the total increase in revenues. Sales in our Eastern U.S. Mining operations increased $39.9 million, or 13.4%, compared with prior year due to volumes that were 5.1% higher, primarily in the Midwest, and improved pricing, up 9.4%, as a result of strong steam and metallurgical coal demand. Eastern U.S. Mining operations overcame the effects of several hurricanes which delayed rail and export shipments and caused some mine flooding during the quarter. Western U.S. Mining operations sales increased $55.3 million, or 17.4%, primarily due to an increase of 12.1% in sales volumes resulting from our acquisition of the

Twentymile Mine during the second quarter and higher overall demand. Production in the Powder River Basin reached a new company record of 30.3 million tons as a result of the higher demand.

          Other revenues increased $8.0 million in the third quarter compared with prior year. Higher revenues from our Trading and Brokerage operations contributed $4.0 million of the increase, and the remaining increase was primarily due to increased equity income from our joint ventures.

Adjusted EBITDA

          For the quarter, our Adjusted EBITDA was $154.2 million compared with $104.4 million in the prior year, detailed as follows.

	(Unaudited)	(Unaudited)	Increase (Decrease)
	Quarter Ended	Quarter Ended	to Adjusted EBITDA
	September 30,	September 30,
	2004	2003	$	%
	(dollars in thousands)
Western U.S. Mining	$113,903	$93,197	$20,706	22.2%
Eastern U.S. Mining	54,911	44,641	10,270	23.0%
Trading and Brokerage	16,053	9,341	6,712	71.9%
Australian Mining	20,777	2,600	18,177	699.1%
Corporate and Other	(51,464)	(45,424)	(6,040)	(13.3)%

Total Adjusted EBITDA	$154,180	$104,355	$49,825	47.7%

          Western U.S. Mining operations’ Adjusted EBITDA increased $20.7 million, or 22.2%, during the third quarter of 2004 compared to prior year. Volume increased by 4.1 million tons and margin per ton increased by $0.25, or 9.1%, despite higher fuel costs. Our recently acquired Twentymile Mine in Colorado contributed to both the volume and margin increases in the West, and generated Adjusted EBITDA of $15.2 million. Additionally, our North Antelope Rochelle Mine continued to achieve production and shipping records following its recent upgrade of the loading facility there, driving an $11.5 million increase in Adjusted EBITDA in the Powder River Basin.

          Our Eastern U.S. Mining operations increased Adjusted EBITDA by $10.3 million, or 23.0%, due to a volume increase of 0.6 million tons and a 17.6% increase in margin per ton. Overall margins increased despite higher processing costs incurred to upgrade from steam to metallurgical quality, hurricane-related transportation difficulties, and increased fuel and steel costs. Adjusted EBITDA in our Appalachia operations increased $15.3 million on strong demand driven pricing, although volumes were comparable to prior year due to weather and geologic issues that delayed longwall moves at two mines. We also experienced ongoing equipment issues at an underground operation in Kentucky, although its impacts were offset by $9.5 million in insurance recoveries on a business interruption claim relating to damage and lost production experienced at the mine in prior periods. In the Midwest, results decreased $4.9 million, as higher fuel and steel costs slightly outpaced higher volumes and prices.

          Trading and Brokerage operations’ Adjusted EBITDA increased $6.7 million, or 71.9%, compared with the prior year. The current year third quarter benefited from a new trading agreement with sourcing and transportation flexibility that will settle in 2005, the monetization of an option at an amount greater than carrying value, the settlement of an out of-the-money trading position (liability) for less than carrying value and the favorable pricing and volume in our International Brokerage operations.

          Australian Mining Adjusted EBITDA increased to $20.8 million from $2.6 million in the prior year, an increase of 699.1%, due to $19.1 million of Adjusted EBITDA from the acquired mines. Volumes in Australia increased due to two recently acquired metallurgical coal mines and a new open-cut operation opened at one of these mines during the third quarter. Improved sales volumes and prices in Australia were partially offset by port congestion and related demurrage costs and were further restrained by lost production due to equipment and geological problems at the underground longwall operations.

          Corporate and Other Adjusted EBITDA results include selling and administrative expenses, net gains on property disposals, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development and resource management. Results during the third quarter of 2004 were $6.0 million lower than prior year primarily due to increased selling and administrative expense of $11.0 million associated with increased travel and other administrative costs related to recent acquisitions and long-term incentive compensation, partially offset by lower costs in the third quarter of 2004 associated with past mining obligations ($6.5 million), primarily lower retiree health care costs resulting from the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Income Before Income Taxes And Minority Interests

	(Unaudited)	(Unaudited)	Increase (Decrease)
	Quarter Ended	Quarter Ended	to Income
	September 30,	September 30,
	2004	2003	$	%
	(dollars in thousands)
Adjusted EBITDA	$154,180	$104,355	$49,825	47.7%
Depreciation, depletion and amortization	70,132	61,224	(8,908)	(14.5)%
Asset retirement obligation expense	10,146	7,542	(2,604)	(34.5)%
Early debt extinguishment gains	(556)	—	556	n/a
Interest expense	24,926	22,347	(2,579)	(11.5)%
Interest income	(1,084)	(371)	713	192.2%

Income before income taxes and minority interests	$50,616	$13,613	$37,003	271.8%

          Income before income taxes and minority interests increased by 271.8% to $50.6 million, $37.0 million greater than the third quarter of 2003. Improved Adjusted EBITDA results drove the increase, which was partially offset by increased depreciation, depletion and amortization due to increased production and recent acquisitions and increased asset retirement obligation expense due to an increase in the number of reclamation sites associated with recent acquisitions and accelerated timing on selected reclamation projects.

Net Income

	(Unaudited)	(Unaudited)	Increase (Decrease)
	Quarter Ended	Quarter Ended	to Income
	September 30,	September 30,
	2004	2003	$	%
	(dollars in thousands)
Income before income taxes and minority interests	$50,616	$13,613	$37,003	271.8%
Income tax provision (benefit)	6,932	(8,598)	(15,530)	n/a
Minority interests	247	693	446	64.4%

Net income	$43,437	$21,518	$21,919	101.9%

          Net income increased $21.9 million, or 101.9%, compared to the third quarter of 2003, primarily due to the increase in income before income taxes and minority interests discussed above. Offsetting this increase to net income was an increase of $15.5 million in income tax expense compared to a prior year benefit. The tax provision recorded in 2004 differs from the benefit in 2003 primarily as a result of higher pre-tax income partially offset by the permanent benefit of percentage depletion.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Summary

          Revenues over the first nine months of 2004 increased to $2,631.8 million on record sales volume of 167.5 million tons, increases of 26.7% and 11.5%, respectively. Adjusted EBITDA of $394.5 million was an increase $96.7 million, or 32.5%, compared to prior year. U.S. and Australian Mining results are improved over prior year, benefiting from the April 2004 acquisition of two Australian metallurgical coal mines and one mine in the U.S., and from higher demand and pricing in the global coal markets. U.S. Mining results benefited from higher demand and prices realized from electricity, steel and export customers which overcame higher energy and steel costs and increased transportation delays and associated costs. Increased sales of metallurgical coal improved results in both the U.S. and Australia. Mines acquired during the second quarter of 2004 contributed $209.7 million of revenues and $58.3 million of Adjusted EBITDA during the period.

          Net income for the nine months ended September 30, 2004 was $107.5 million, or $1.71 per share, compared prior year net income of $9.1 million, or $0.17 per share. Current year-to-date income reflects improved operating results as well as lower debt extinguishment and borrowing costs from refinancing of debt in the first half of 2003. Pre-tax early debt extinguishment costs of $53.5 million and an after-tax charge of $10.1 million for the cumulative effect of changes in accounting principles negatively impacted prior year earnings. Due primarily to improved operational results, an increase in the current year income tax provision has decreased current year earnings by $33.9 million relative to 2003.

Revenues

			Increase (Decrease)
	(Unaudited) Nine Months Ended	(Unaudited) Nine Months Ended	to Revenues
	September 30, 2004	September 30, 2003	$	%
	(dollars in thousands)
Revenues
Sales	$2,538,189	$2,010,825	$527,364	26.2%
Other revenues	93,584	65,669	27,915	42.5%

Total revenues	$2,631,773	$2,076,494	$555,279	26.7%

          Revenues increased to $2,631.8 million, an increase of $555.3 million, or 26.7% compared to the first nine months of 2003. Improved revenues were driven by record sales volumes and improved pricing compared to prior year. Sales in every reporting segment were higher than prior year as follows: U.S. Mining Operations ($279.2 million), Australian Mining Operations ($151.7 million) and Trading and Brokerage activities ($96.4 million). Mines acquired during the second quarter of 2004 contributed $209.7 million, or 37.8%, of the total increase in revenues.

          Our average sale price per ton increased 10.9%, due to increased overall demand, which has driven higher pricing, most notably in Appalachia, and a change in sales mix. Overall mix has increased average sales price due to higher volume from the Australian segment, where per ton prices are higher than Eastern U.S. and Western U.S. pricing. In addition to the geographic mix change, our product mix has more metallurgical coal sales (our highest value product) compared to prior year in response to strong international demand. Metallurgical coals are sold from our Eastern and Australian operations. Pricing is higher in most of our U.S. operations compared to the first nine months of last year. In our Eastern U.S. Mining operations, higher volumes and improved pricing, as a result of strong steam and metallurgical coal demand, led to an increase in sales of $160.9 million, or 18.4%. Production increases at most eastern mines more than offset lower than anticipated production at certain of our mines and from contract sources as a result of geologic difficulties and hurricane-related production and shipping delays during the third quarter. Appalachian sales increase of $100.3 million, or 26.4%, led the East, while Midwest sales increased 12.2%. Western U.S. Mining operations sales increased $118.3 million, or 13.2%, primarily on improved sales volumes. Our Twentymile mine (acquired in April) added $63.4 million to sales. Despite difficulties with rail service in the Powder River Basin and downtime at the North Antelope Rochelle Mine to upgrade the loading facility, production and sales volumes increased as a result of stronger demand for the mines’ low sulfur product.

          Other revenues increased $27.9 million from the prior year due to $10.7 million in higher equity investment income from our Kanawha Eagle joint venture, a $9.9 million gain on the sale of 575,000 common units of Penn Virginia Resource Partners LP (“Penn Virginia”) in the first quarter and $5.0 million of additional synfuel income. The remainder of the increase is primarily due to higher royalty income.

Adjusted EBITDA

          Our Adjusted EBITDA increased $96.7 million, to $394.5 million from $297.8 million, for the first nine months of 2004 compared with prior year, detailed as follows.

			Increase (Decrease)
	(Unaudited) Nine Months Ended	(Unaudited) Nine Months Ended	to Adjusted EBITDA
	September 30, 2004	September 30, 2003	$	%
	(dollars in thousands)
Western U.S. Mining	$297,676	$257,007	$40,669	15.8%
Eastern U.S. Mining	182,332	144,427	37,905	26.2%
Trading and Brokerage	36,728	40,673	(3,945)	(9.7)%
Australian Mining	33,655	2,178	31,477	1,445.2%
Corporate and Other	(155,866)	(146,451)	(9,415)	(6.4)%

Total Adjusted EBITDA	$394,525	$297,834	$96,691	32.5%

          Our Western U.S. Mining operations increased Adjusted EBITDA by $40.7 million, or 15.8% compared to the first nine months of the prior year. In the West, improvements have been primarily volume driven with an additional 9.2 million tons sold in the current year, an increase of 9.6%, including 4.0 million tons from the Twentymile Mine acquired in April 2004. Pricing and volume improvements overcame higher fuel and explosive costs throughout the region. Per ton margin improvement in the Western operations resulted primarily from Twentymile Mine margin contributions. Powder River Basin operations continued to benefit from record shipping levels, overcoming the effects of a planned outage earlier in the year to increase throughput at our North Antelope Rochelle Mine. Increases in volumes from most of our Western U.S. Mining operations were achieved despite rail service problems and the shutdown of our Big Sky Mine at the end of 2003. Results in the Southwest approximated prior year levels.

          Eastern U.S. Mining operations’ Adjusted EBITDA increased $37.9 million, or 26.2%, compared to prior year due to a 9.3%, or 3.2 million ton, volume increase and a $0.66, or 15.7%, increase in margin per ton. Overall margins in our Eastern operations increased despite higher processing costs incurred to upgrade from steam to metallurgical quality, the cost of substitute coal purchases to enable production to be sold in higher-value metallurgical coal markets, hurricane-related transportation and production interruptions and increased fuel and steel costs. Improvements in Eastern operations were driven by Appalachian operations, which improved Adjusted EBITDA by $47.8 million compared with the first nine months of 2003. The Appalachian region benefited from strong demand driven pricing and volume and increased higher-priced metallurgical coal sales. The impact of equipment and geologic issues at an underground operation in Kentucky was offset by $9.5 million in insurance recoveries. Adjusted EBITDA in the Midwest decreased $9.8 million, as increased production and sales volumes in response to strong demand did not overcome poor geologic conditions at certain mines, higher equipment repair costs and higher fuel and steel costs.

          Trading and Brokerage operations Adjusted EBITDA decreased $3.9 million from the prior year as lower domestic trading results were partially offset by improved international brokerage results.

          Corporate and Other Adjusted EBITDA results include selling and administrative expenses, net gains on property disposals, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development and resource management. Results for the nine months ended September 30, 2004 were $9.4 million below the same period of 2003, primarily due to:

•	higher gains on sales of $19.1 million in the prior year, including a gain of $11.4 million on the sale of land and coal reserves in Appalachia and a gain of $7.4 million as a result of the sale of oil and gas rights;

•	costs to resolve a contract indemnification claim related to a former subsidiary ($4.7 million);

•	increased costs in 2004 for generation development ($4.6 million) related to the development of the Prairie State and Thoroughbred Energy Campuses; and

•	increased selling and administrative expenses of $17.2 million, primarily associated with pensions, the impact of the acquisitions and long-term incentive compensation.

These increased costs compared to the first nine months of the prior year were partially offset by:

•	a $9.9 million gain on the sale of 575,000 units of Penn Virginia in the first quarter of 2004;

•	lower costs ($22.6 million) in the first nine months of 2004 associated with past mining obligations, primarily lower retiree health care costs from the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and lower closed and suspended mine spending.

Income Before Income Taxes And Minority Interests

			Increase (Decrease)
	(Unaudited) Nine Months Ended	(Unaudited) Nine Months Ended	to Income
	September 30, 2004	September 30, 2003	$	%
	(dollars in thousands)
Adjusted EBITDA	$394,525	$297,834	$96,691	32.5%
Depreciation, depletion and amortization	202,992	176,789	(26,203)	(14.8)%
Asset retirement obligation expense	31,810	20,633	(11,177)	(54.2)%
Early debt extinguishment (gains) costs	(556)	53,513	54,069	n/a
Interest expense	70,849	77,391	6,542	8.5%
Interest income	(3,212)	(2,549)	663	26.0%

Income (loss) before income taxes and minority interests	$92,642	$(27,943)	$120,585	n/a

          Income before income taxes and minority interests for the first nine months of 2004 was $92.6 million, $120.6 million greater than prior year’s $27.9 million loss primarily due to improved Adjusted EBITDA results, lower costs of borrowing in 2004 and $53.5 million in charges during the prior year for the refinancing of debt. Partially offsetting these improvements, asset retirement obligation expense increased $11.2 million due to increased or accelerated reclamation work at certain closed mine sites and the acquisition of additional mining operations in April 2004, and depreciation, depletion and amortization cost increases ($26.2 million) due to higher production and the addition of recently acquired operations.

Net Income

			Increase (Decrease)
	(Unaudited) Nine Months Ended	(Unaudited) Nine Months Ended	to Income
	September 30, 2004	September 30, 2003	$	%
	(dollars in thousands)
Income (loss) before income taxes and minority interests	$92,642	$(27,943)	$120,585	n/a
Income tax benefit	(15,756)	(49,621)	(33,865)	(68.2)%
Minority interests	900	2,401	1,501	62.5%

Income before accounting changes	107,498	19,277	88,221	457.6%
Cumulative effect of accounting changes, net of taxes	—	(10,144)	10,144	n/a

Net income	$107,498	$9,133	$98,365	1,077.0%

     Net income increased $98.4 million compared to the first nine months of 2003 due to the increase in income (loss) before income taxes and minority interests discussed above, offset by the net effects of:

•	a $33.9 million lower tax benefit in the first three quarters of 2004. The tax benefit recorded in 2004 differs from the benefit in 2003 primarily as a result of significantly higher pre-tax income, partially offset by the permanent benefits of percentage depletion and a property contribution. An additional tax benefit was obtained by filing an Australian consolidation election. The effects of acquisitions improved the ability to use net operating loss carry-forwards and resulted in a $10.0 million reduction in the valuation allowance on those net operating loss carry-forwards;

•	lower minority interests expense due to the acquisition in April 2003 of the remaining 18.3% of Black Beauty Coal Company; and

•	a charge in the first quarter of 2003 relating to the cumulative effect of accounting changes, net of income taxes, of $10.1 million. This amount represents the aggregate amount of the recognition of accounting changes pursuant to the adoption of SFAS No. 143, the change in method of amortization of actuarial gains and losses related to net periodic postretirement benefit costs and the effect of the rescission of EITF No. 98-10.

Outlook

          Our outlook for the coal markets remains positive. We believe coal markets continue to be strong worldwide, as a result of growing U.S., China, Pacific Rim and other industrialized economies that are increasing coal demand for electricity generation and steelmaking. Published indices also show improved year-over-year coal prices in most U.S. and global coal markets, and world-wide coal supply/demand fundamentals remain tight due to market demand and transportation and production infrastructure limitations in most countries. We expect our recently acquired Australian operations to further enable us to capitalize on strong global coal markets.

          We believe coal demand in China, India and Pacific Rim nations for electricity generation and steelmaking is strong due to the construction of a number of new coal-fueled generating plants and high utilization of steelmaking capacity. Coal mines, ports and rail systems in a number of countries are operating near capacity.

          In the United States, the high price of the primary competing fuel, natural gas, is leading coal-fueled generating plants to operate at increasing levels. Strong demand for coal and coal-based electricity generation is being driven by a strengthening economy, low customer stockpiles, production difficulties for some producers, capacity constraints of nuclear generation and high prices of natural gas and oil. We expect that the high costs and scarce supplies of oil and natural gas are likely to remain for the foreseeable future. Current average inventories at U.S. generators are estimated to be below historical average levels.

          We are targeting 2004 production of approximately 200 million tons, and total sales volume of 225 million to 230 million tons. As of September 30, 2004, our 2004 production is essentially all committed. We have unpriced coal volumes of 25 to 30 million tons for 2005, including 6 to 8 million tons of metallurgical coal, and 85 to 95 million tons for 2006, based on planned production levels.

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

          Longer term, the development of new coal plants continues to be strong around the world. In addition, development of clean coal technologies continues to progress and receive both U.S. government and private sector support.

Liquidity and Capital Resources

          Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and debt and equity offerings related to significant transactions. Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations as well as planned acquisitions and development activities. Our ability to pay dividends, service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. We typically fund all of our capital expenditure requirements with cash generated from operations, and during 2003 and the first nine months of 2004, have had no borrowings outstanding under our $900.0 million revolving line of credit, which we use primarily for standby letters of credit. This provides us with available borrowing capacity ($611.0 million as of September 30, 2004) to use to fund strategic acquisitions or meet other financing needs.

     Operating activities provided $152.5 million of cash over the first nine months of 2004, an increase of $36.7 million compared with prior year. An increase in net income from operations was the primary contributor to the improvement, as income before accounting changes increased $88.2 million. Working capital usage improved $8.5 million during the first nine months of 2004 compared with the same period in the prior year. During the second quarter of 2004, we utilized operating cash to electively fund $50.0 million to one pension plan and made an additional $10.6 million in minimum funding for our pension plans. By contrast, in the first nine months of the prior year, contributions were $9.9 million.

     Net cash used in investing activities was $561.5 million in the first nine months of 2004, $378.3 million more than prior year. Investment spending in 2004 includes $421.3 million for the acquisition of the Twentymile Mine in Colorado and two mines in Australia. In the prior year, we spent $90.0 million to acquire the remaining 18.3% of Black Beauty Coal Company. Capital spending of $148.3 million in the current year was $29.5 million more than prior year expenditures of $118.8 million. The increase was primarily due to spending on a large loading facility upgrade in our Powder River Basin operations, $54.8 million related to the successful acquisition of 297 million tons of Powder River Basin coal reserves and equipment purchases in the Midwest and at Australian mines acquired during the 2004. The sale of units of Penn Virginia contributed $18.5 million to investing cash flows, while proceeds from property and equipment disposals were $28.6 million lower than prior year primarily due to the sale of oil and gas rights, land and coal reserves and surplus surface land in the Midwest during the first nine months of 2003, with no comparable transactions in the current year.

     Financing activities provided $693.4 million during the first nine months of 2004 compared with $101.1 million in the prior year, an increase of $592.3 million. The current year included net proceeds from our March 2004 offerings of $383.1 million from our issuance of 8.8 million shares of primary equity at $45 per share and $250 million from issuance of 5.875% Senior Notes due in 2016. Payments on long-term debt over the first nine months of the year were $28.7 million. During the same period of 2003, we refinanced our debt and the net proceeds from the refinancing, after payments on the revolving line of credit, payments on long-term debt and after covering related debt issuance costs was $128.7 million. Securitized interest in accounts receivable increased $100.0 million in the nine months year-to-date compared to an increase of $3.6 million in the prior year. Financing cash flows in the current and prior year periods included dividends of $22.9 million and $17.3 million, respectively.

     As of September 30, 2004 and December 31, 2003, our total indebtedness consisted of the following (dollars in thousands):

	September 30, 2004	December 31, 2003
Term Loan under Senior Secured Credit Facility	$443,250	$446,625
6.875% Senior Notes due 2013	650,000	650,000
5.875% Senior Notes due 2016	239,525	—
Fair value of interest rate swaps - 6.875% Senior Notes	829	4,239
5.0% Subordinated Note	72,530	79,412
Other	10,807	16,263

	$1,416,941	$1,196,539

     The debt and equity offerings noted above were made under our universal shelf registration statement that is currently in effect and has a remaining capacity of $602.9 million. Concurrent with the debt and equity offerings, we entered into an amendment to our Senior Secured Credit Facility. The amendment reduced the interest rate payable by 0.75% on the existing Term Loans under the facility and provided for up to $300.0 million additional revolving loans for a total of up to $900.0 million.

     As of September 30, 2004, there were no outstanding borrowings under our Revolving Credit Facility. We had letters of credit outstanding under the facility of $289.0 million, leaving $611.0 million available for borrowing. We were in compliance with all of the covenants of the Senior Secured Credit Facility, the 6.875% Senior Notes and the 5.875% Senior Notes as of September 30, 2004.

     At September 30, 2004, purchase commitments for capital expenditures were approximately $270.4 million. Of this amount, approximately $219.3 million relates to the remaining payments due for the successful bid on 297 million tons of coal reserves in the Powder River Basin. Total projected capital expenditures for calendar year 2004 are approximately $280 million to $300 million, and have been and will be primarily used to purchase or develop reserves, replace or add equipment, fund cost reduction initiatives and upgrade equipment and facilities at the operations we recently acquired. We anticipate funding our capital expenditures primarily through operating cash flow. On April 15, 2004, we completed the purchase of mines from RAG Coal International AG for $442.2 million (see discussion of business combinations at Note 4 to our unaudited consolidated financial statements).

Contractual Obligations

     Our report on Form 10-K for the year ended December 31, 2003 included a table (as of December 31, 2003) setting forth our significant categories of contractual obligations, as required by Securities Exchange Commission rules. The following table (as of December 31, 2003) updates the table included in our 2003 Form 10-K due to issuance of $250 million 5.875% Senior Notes due 2016 and the remaining payments due for the successful bid on 297 million tons of coal reserves in the Powder River Basin in 2004 (dollars in thousands):

	Payments Due by Year
	Within	2-3	4-5	After
	1 Year	Years	Years	5 Years
Long-term debt (principal and interest)	$91,785	$183,012	$201,322	$1,607,437
Coal reserve lease obligations	80,186	162,279	154,187	52,672

Off-Balance Sheet Arrangements

     In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit (“Conduit”). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. On September 16, 2004, the Company and its wholly-owned, bankruptcy-remote subsidiary closed on an expansion of the accounts receivable securitization facility. Under the terms of the amended Agreement, the total facility capacity was increased from $140 million to $225 million and the receivables of additional wholly-owned subsidiaries of the Company are now eligible to participate in the facility. The maturity of the facility was also extended to September 2009. All other terms and conditions remain substantially unchanged. Under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the securitization transactions have been recorded as legal transfers without recourse, with those accounts receivable removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable transferred to the Conduit was $190.0 million and $90.0 million as of September 30, 2004 and December 31, 2003, respectively.

     There were no other material changes to our off-balance sheet arrangements during the quarter ended September 30, 2004. All material off-balance sheet arrangements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2003.

Other

Risks Related to Contract Miners and Brokerage Sources

     In conducting our trading, brokerage and mining operations, we utilize third party sources of coal production, including contract miners and brokerage sources, to fulfill deliveries under our coal supply agreements. Recently, certain of our brokerage sources and contract miners have experienced adverse geologic mining and/or financial difficulties that have made their delivery of coal to us at the contractual price difficult or uncertain. Our profitability or exposure to loss on transactions or relationships such as these is dependent upon the reliability (including financial viability) and price of the third-party supply, our obligation to supply coal to customers in the event that adverse geologic mining conditions restrict deliveries from our suppliers, our willingness to participate in temporary cost increases experienced by our third-party coal suppliers, our ability to pass on temporary cost increases to our customers, the ability to substitute, when economical, third-party coal sources with internal production or coal purchased in the market, and other factors.

Mohave Generating Station

     See Note 11 to our unaudited condensed consolidated financial statements included in this report relating to the potential cessation or suspension of the operations of the Mohave Generating Station on December 31, 2005. The Mohave Generating Station is the sole customer of our Black Mesa Mine, which sold 4.5 million tons of coal in 2003, and 3.3 million tons for the nine months ended September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Trading Activities

     Our coal trading activities give rise to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. We actively measure, monitor and adjust traded position levels to remain within risk limits prescribed by management, as approved by the Board of Directors. For example, we have policies in place that limit the amount of total exposure we may assume at any point in time.

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

     During the nine months ended September 30, 2004, the low, high and average values at risk for our coal trading portfolio were $0.5 million, $5.6 million and $2.4 million, respectively. As of September 30, 2004, 33% of the value of our trading portfolio was scheduled to be realized by the end of 2004, and the remaining 67% of the value of our trading portfolio was scheduled to be realized by the end of 2005.

     We also monitor other types of risk associated with our coal trading activities, including credit, market liquidity and counterparty nonperformance.

Interest Rate Risk

          Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we manage fixed rate debt as a percent of net debt through the use of various hedging instruments. As of September 30, 2004, after taking into consideration the effects of interest rate swaps, we had $873.7 million of fixed-rate borrowings and $543.2 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $5.4 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one-percentage point increase in interest rates would result in a $63.3 million decrease in the estimated fair value of these borrowings. See note 15 to our annual report on Form 10-K for additional discussion of our long-term debt and related interest rate swaps.

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

Foreign Currency Risk

     We utilize currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures and certain firm purchase commitments denominated in Australian dollars. Our currency hedging program for 2004 involves hedging approximately 90% of our anticipated, non-capital Australian dollar-denominated expenditures. As of September 30, 2004, we had in place forward contracts designated as cash flows hedges with notional amounts outstanding totaling $51.0 million and option contracts designated as cash flow hedges with notional amounts outstanding totaling $2.4 million, which will expire in 2004, and forward contracts designated as cash flows hedges with notional amounts outstanding totaling $112.3 million, which will expire in 2005.

     Our current expectation for annual non-capital, Australian dollar-denominated cash expenditures is approximately $420 million. A change in the Australian dollar/U.S. dollar exchange rate of US$0.01 (ignoring the effects of hedging) would result in an increase or decrease in our “Operating costs and expenses” of $4.2 million per year.

Other

     We manage our price risk for non-trading purposes through the use of long-term coal supply agreements, rather than through the use of derivative instruments. As of September 30, 2004, we have committed and priced essentially all of our planned 2004 production of 200 million to 205 million tons. We have unpriced coal volumes of 25 to 30 million tons, including 6 to 8 million tons of metallurgical coal, for 2005, and 85 to 95 million tons for 2006, based on planned production levels.

     Some of the products used in our mining activities, such as fuel and explosives, are subject to price volatility. We seek to manage the exposure related to this volatility by using a combination of fixed priced forward contracts with our suppliers and cash flow hedges. As of September 30, 2004, we had derivative contracts outstanding that are designated as cash flow hedges of anticipated purchases of fuel. Notional amounts outstanding under these contracts, scheduled to expire through 2007, were 41.6 million gallons of heating oil and 2.3 million gallons of crude oil.

     We expect to consume 95 million gallons of fuel per year. Based on this usage, a change in fuel prices of just one cent per gallon (ignoring the effects of hedging) would result in an increase or decrease in our “Operating costs and expenses” by approximately $1 million per year.

Item 4. Controls and Procedures.

     The Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2004 and have concluded that the disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     See Exhibit Index at page 43 of this report.

(b) Reports on Form 8-K

     On July 15, 2004, we furnished a Form 8-K under Item 9, Regulation FD Disclosure and Item 12, Disclosure of Results of Operations and Financial Condition announcing our issuance of a press release setting forth our second quarter 2004 earnings and providing guidance on our third quarter and full year 2004 forecast results. The press release was included as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     On August 6, 2004, we filed a Form 8-K under Item 9, Regulation FD Disclosure, announcing the adoption by Irl F. Engelhardt, our Chairman and Chief Executive Officer, of a plan to sell a portion of the Peabody common stock and stock options beneficially owned by him pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. (Seven other executives have adopted 10b5-1 plans, and our other executives may also adopt 10b5-1 plans at their discretion.)

     On September 16, 2004, we filed a Form 8-K under item 2.03, Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant, announcing the expansion of our accounts receivable securitization program as discussed in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     On September 22, 2004, we filed a Form 8-K under Item 1.01, Entry into a Material Definitive Agreement, announcing the execution of a lease on 297 million tons of coal reserves in the Powder River Basin.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION

Date: November 5, 2004	By:	/s/ RICHARD A. NAVARRE

Richard A. Navarre
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement No. 333-55412).

3.2
Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

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

10.57
6 7/8% Senior Notes Indenture Due 2013 Fourth Supplemental Indenture, dated as of April 22, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (incorporated by reference to Exhibit 10.57 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.58
5 7/8% Senior Notes Due 2016 Second Supplemental Indenture, dated as of April 22, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (incorporated by reference to Exhibit 10.58 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.59
Second Amendment to the Employment Agreement between Irl F. Engelhardt and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.59 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.60
Second Amendment to the Employment Agreement between Richard M. Whiting and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.60 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.61
Second Amendment to the Employment Agreement between Richard A. Navarre and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.61 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.62
Second Amendment to the Employment Agreement between Roger B. Walcott and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.62 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.63
Second Amendment to the Employment Agreement between Fredrick D. Palmer and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.63 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

Exhibit
No.	Description of Exhibit
10.64
First Amendment to the Employment Agreement between Gregory H. Boyce and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.65
Form of Amendment, dated as of June 15, 2004, to Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (incorporated by reference to Exhibit 10.65 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.66*
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 8, 2004, among Registrant, the Lenders named therein, Fleet National Bank, as administrative agent, and Wachovia Bank, National Association and Lehman Commercial Paper Inc., as syndication agents.

10.67*	Amendment No. 1 to the Peabody Energy Corporation 2004 Long Term Incentive Plan.

10.68*	Federal Coal Lease WYW154001: North Antelope Rochelle Mine.

10.69*
First Amendment to Receivables Purchase Agreement, dated as of February 27, 2003, by and among Seller, Registrant, the Sub-Servicers named therein, Market Street Funding Corporation, as Issuer, and PNC Bank, National Association, as Administrator.

10.70*
Second Amendment to Receivables Purchase Agreement, dated as of February 18, 2004, by and among Seller, Registrant, the Sub-Servicers named therein, Market Street Funding Corporation, as Issuer, and PNC Bank, National Association, as Administrator.

10.71*
Third Amendment to Receivables Purchase Agreement, dated as of September 16, 2004, by and among Seller, Registrant, the Sub-Servicers named therein, Market Street Funding Corporation, as Issuer, and PNC Bank, National Association, as Administrator.

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