Form 10-Q/A
period 2004-09-30
PEABODY ENERGY CORP
filed 2004-12-10
CIK 1064728

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

PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
EXHIBIT INDEX
Performance Units Agreement
Certification of Periodic Financial Report
Certification of Periodic Financial Report

EXPLANATORY NOTE:

     On July 20, 2004, the Company’s Board of Directors granted the Chairman and Chief Executive Officer, Irl F. Engelhardt, an award of performance units under the Company’s 2001 Long-Term Equity Incentive Plan (“2001 Plan”). This amended quarterly report on Form 10-Q/A is being filed to amend Part II, Item 6 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 for the sole purpose of adding Exhibit 10.72, which is a copy of Mr. Engelhardt’s performance units award agreement. No other modifications have been made to Part II, Item 6 or to any other portion of the Company’s Form 10-Q as originally filed. This amendment to our Form 10-Q does not reflect events occurring after the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

     See Exhibit Index at page 5 of this report.

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

3

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION

Date: December 9, 2004	By:	/s/ RICHARD A. NAVARRE
Richard A. Navarre
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

4

EXHIBIT INDEX

     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement No. 333-55412).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003).

10.55	Stock Purchase Agreement among RAG Coal International AG, RAG American Coal Company, BTU Worldwide, Inc. and Peabody Energy Corporation dated as of February 29, 2004 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K Current Report filed on February 29, 2004).

10.56	Share Purchase Agreement among RAG Coal International AG, Peabody Energy Corporation and Peabody Energy Australia Pty Limited dated as of February 29, 2004 (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K Current Report filed on February 29, 2004).

10.57	6⅞% Senior Notes Indenture Due 2013 Fourth Supplemental Indenture, dated as of April 22, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (incorporated by reference to Exhibit 10.57 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.58	5⅞% Senior Notes Due 2016 Second Supplemental Indenture, dated as of April 22, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (incorporated by reference to Exhibit 10.58 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.59	Second Amendment to the Employment Agreement between Irl F. Engelhardt and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.59 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.60	Second Amendment to the Employment Agreement between Richard M. Whiting and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.60 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.61	Second Amendment to the Employment Agreement between Richard A. Navarre and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.61 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.62	Second Amendment to the Employment Agreement between Roger B. Walcott and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.62 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.63	Second Amendment to the Employment Agreement between Fredrick D. Palmer and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.63 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.64	First Amendment to the Employment Agreement between Gregory H. Boyce and the Registrant dated as of June 15, 2004 (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

5

10.65	Form of Amendment, dated as of June 15, 2004, to Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (incorporated by reference to Exhibit 10.65 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004).

10.66*	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 8, 2004, among Registrant, the Lenders named therein, Fleet National Bank, as administrative agent, and Wachovia Bank, National Association and Lehman Commercial Paper Inc., as syndication agents.

10.67*	Amendment No. 1 to the Peabody Energy Corporation 2004 Long Term Incentive Plan.

10.68*	Federal Coal Lease WYW154001: North Antelope Rochelle Mine.

10.69*	First Amendment to Receivables Purchase Agreement, dated as of February 27, 2003, by and among Seller, Registrant, the Sub-Servicers named therein, Market Street Funding Corporation, as Issuer, and PNC Bank, National Association, as Administrator.

10.70*	Second Amendment to Receivables Purchase Agreement, dated as of February 18, 2004, by and among Seller, Registrant, the Sub-Servicers named therein, Market Street Funding Corporation, as Issuer, and PNC Bank, National Association, as Administrator.

10.71*	Third Amendment to Receivables Purchase Agreement, dated as of September 16, 2004, by and among Seller, Registrant, the Sub-Servicers named therein, Market Street Funding Corporation, as Issuer, and PNC Bank, National Association, as Administrator.

10.72**	Performance Units Agreement, dated as of August 1, 2004, by and between Registrant and Irl F. Engelhardt.

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.3**	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.4**	Certification of periodic financial report by Peabody Energy Corporation’s Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, by Peabody Energy Corporation’s Executive Vice President and Chief Financial Officer.

* Previously filed.

** Filed herewith.

6