Form 10-K
period 2005-12-31
PEABODY ENERGY CORP
filed 2006-03-06
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑
      Aggregate market value of the voting stock held by non-affiliates (shareholders who are not directors or executive officers) of the Registrant, calculated using the closing price on June 30, 2005: Common Stock, par value $0.01 per share, $6.7 billion.
      Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 24, 2006: Common Stock, par value $0.01 per share, 264,593,796 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company’s Proxy Statement to be filed with the SEC in connection with the Company’s Annual Meeting of Stockholders to be held on May 5, 2006 (the “Company’s 2006 Proxy Statement”) are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

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
      Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

•	growth of domestic and international coal and power markets;

•	coal’s market share of electricity generation;

•	prices of fuels which compete with or impact coal usage, such as oil or natural gas;

•	future worldwide economic conditions;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	weather;

•	transportation performance and costs, including demurrage;

•	ability to renew sales contracts;

•	successful implementation of business strategies;

•	regulatory and court decisions;

•	legislation and regulation;

•	the impact from provisions of The Energy Policy Act of 2005;

•	variation in revenues related to synthetic fuel production;

•	changes in postretirement benefit and pension obligations;

•	negotiation of labor contracts, employee relations and workforce availability;

•	availability and costs of credit, surety bonds and letters of credit;

•	the effects of changes in currency exchange rates;

•	price volatility and demand, particularly in higher-margin products;

•	risks associated with customers, including credit risk;

•	availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	reductions of purchases by major customers;

•	geology, equipment and other risks inherent to mining;

•	terrorist attacks or threats;

•	performance of contractors, third party coal suppliers or major suppliers of mining equipment or supplies;

i

•	replacement of coal reserves;

•	the timing or direction of our BTU conversion or generation development initiatives;

•	implementation of new accounting standards and Medicare regulations;

•	inflationary trends, including those impacting materials used in our business;

•	the effects of interest rate changes;

•	litigation, including claims not yet asserted;

•	the effects of acquisitions or divestitures;

•	impacts of pandemic illness;

•	changes to contribution requirements to multi-employer benefit funds; and

•	other factors, including those discussed in “Legal Proceedings,” set forth in Item 3 of this report and “Risk Factors”, set forth in Item 1A of this report.
      When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (“SEC”) filings. We do not undertake any obligation to update these statements, except as required by federal securities laws.

ii

Note:	The words “we,” “our,” “Peabody” or “the Company” as used in this report, refer to Peabody Energy Corporation or its applicable subsidiary or subsidiaries.

On February 22, 2006, we effected a two-for-one stock split on all shares of our common stock. Shareholders of record at the close of business on February 7, 2006 received a dividend of one share of stock for every share held. The stock began trading ex-split on February 23, 2006. All share and per share amounts in this Annual Report on Form 10-K reflect this stock split.
PART I

Item 1.	Business.
Overview
      We are the largest private-sector coal company in the world. During the year ended December 31, 2005, we sold 239.9 million tons of coal. During this period, we sold coal to over 350 electricity generating and industrial plants in 15 countries. Our coal products fuel approximately 10% of all U.S. electricity generation and 3% of worldwide electricity generation. At December 31, 2005, we had 9.8 billion tons of proven and probable coal reserves.
      We own, through our subsidiaries, majority interests in 34 coal operations located throughout all major U.S. coal producing regions and in Australia. Additionally, we own minority interests in two mines through joint venture arrangements. We shipped 75% of our U.S. mining operations’ coal sales from the western United States during the year ended December 31, 2005 and the remaining 25% from the eastern United States. Most of our production in the western United States is low-sulfur coal from the Powder River Basin. Our overall western U.S. coal production has increased from 37.0 million tons in fiscal year 1990 to 154.3 million tons during 2005, representing a compounded annual growth rate of 10%. In the West, we own and operate mines in Arizona, Colorado, New Mexico and Wyoming. In the East, we own and operate mines in Illinois, Indiana, Kentucky and West Virginia. We own 5 mines in Queensland, Australia. One of the Australian mines was acquired in 2002, two were acquired during April 2004, a fourth was opened after the 2004 acquisition, and a fifth began mining operations in early 2006. Most of our Australian production is low-sulfur, metallurgical coal. We generated 81% of our production for the year ended December 31, 2005 from non-union mines.
      For the year ended December 31, 2005, 87% of our sales (by volume) were to U.S. electricity generators, 9% were to customers outside the United States and 4% were to the U.S. industrial sector. Approximately 90% of our coal sales during the year ended December 31, 2005 were under long-term (one year or greater) contracts. Our sales backlog, including backlog subject to price reopener and/or extension provisions, was over one billion tons as of December 31, 2005. The average volume-weighted remaining term of our long-term contracts was approximately 3.2 years, with remaining terms ranging from one to 19 years. As of December 31, 2005, we had 15 to 25 million tons, 90 to 100 million tons and 155 to 165 million tons for 2006, 2007 and 2008, respectively, of expected production (including steam and metallurgical coal production) available for repricing at market prices. We have an annual metallurgical coal production capacity of 12 to 14 million tons.
      In addition to our mining operations, we market, broker and trade coal. Our total tons traded were 36.2 million for the year ended December 31, 2005. In 2005, we opened a business development, sales and marketing office in Beijing, China to pursue potential long-term growth opportunities in this market. Our other energy related commercial activities include the development of mine-mouth coal-fueled generating plants, the management of our vast coal reserve and real estate holdings, coalbed methane production, transportation services, and, more recently, BTU conversion. Our BTU conversion initiatives include participation in technologies that convert coal into natural gas, liquids and hydrogen.

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
      In July 1990, Hanson, PLC acquired Peabody Holding Company. In the 1990s, Peabody continued to grow through expansion and acquisitions. In February 1997, Hanson spun off its energy-related businesses, including Eastern Group and Peabody Holding Company, into The Energy Group, plc. The Energy Group was a publicly traded company in the United Kingdom and its American Depository Receipts (ADRs) were publicly traded on the New York Stock Exchange.
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
      In April 2001, we changed our name to Peabody Energy Corporation (“Peabody”), reflecting our position as a premier energy supplier. In May 2001, after having reduced the debt incurred in the leveraged buyout by more than $1 billion, we completed an initial public offering of common stock, and our shares began trading on the New York Stock Exchange under the ticker symbol “BTU,” the globally recognized symbol for energy.
      In April 2004, we acquired three coal operations from RAG Coal International AG. The purchase included two mines in Queensland, Australia and the Twentymile Mine in Colorado. In December 2004, we completed the purchase of a 25.5% equity interest in Carbones del Guasare, S.A. from RAG Coal International AG. Carbones del Guasare, a joint venture that also includes Anglo American plc and a Venezuelan governmental partner, operates the Paso Diablo surface mine in northwestern Venezuela.
      In March 2005, we purchased mining assets from Lexington Coal Company for $61.0 million. The purchased assets consisted of approximately 70 million tons of reserves, preparation plants, facilities, mining equipment and materials and supplies. We used the acquired assets to open a new mine that is expected to produce 2 to 3 million tons per year, after it reaches full capacity, and to provide other synergies to existing properties. In December 2005, we acquired rail, loadout and surface facilities as well as other mining assets from another major coal producer for $84.7 million and exchanged 60 million ton blocks of leased coal reserves in the Powder River Basin. We will utilize these reserves and infrastructure to accelerate the development of a new mine, which will include adjoining leased reserves.
      On January 1, 2006, Gregory H. Boyce assumed new responsibilities as our President and Chief Executive Officer, succeeding Irl F. Engelhardt who remains Chairman of the Board. Concurrent with the leadership transition, we have identified four key focus areas to accomplish our future growth: 1) executing the basics to secure safe, low-cost production; 2) capitalizing on organic growth opportunities; 3) expanding into global markets; and 4) participating in new Btu Conversion technologies that convert coal into natural gas, liquids and hydrogen.
Mining Operations
      The following describes the operating characteristics of the principal mines and reserves of each of our business units and affiliates. The maps below show mine locations for 2005.
      Within the United States, we conduct operations in the Powder River Basin, Southwest, Colorado, Appalachia and Midwest regions. Internationally, we operate mines in Queensland, Australia and have a 25.5% interest in a mine in Venezuela. All of our operating segments are discussed in Note 27 to our consolidated financial statements.
      Included in the descriptions of our mining operations are discussions of the subsidiaries which manage the respective mining operation. The subsidiary that manages a particular mining operation is not necessarily the same as the subsidiary or subsidiaries which own the assets utilized in that mining operation.

Powder River Basin Operations
      We control approximately 3.5 billion tons of proven and probable coal reserves in the Southern Powder River Basin, the largest and fastest growing major U.S. coal-producing region. Our subsidiaries, Powder River Coal, LLC and Caballo Coal Company, manage three low-sulfur, non-union surface mining complexes in Wyoming that sold 125.7 million tons of coal during the year ended December 31, 2005, or approximately 52% of our total coal sales volume. The North Antelope Rochelle and Caballo mines are serviced by both major western railroads, the Burlington Northern Santa Fe Railway and the Union Pacific Railroad. The Rawhide Mine is serviced by the Burlington Northern Santa Fe Railway.
      Our Wyoming Powder River Basin reserves are classified as surface mineable, subbituminous coal with seam thickness varying from 70 to 105 feet. The sulfur content of the coal in current production ranges from 0.2% to 0.4% and the heat value ranges from 8,300 to 9,000 Btu’s per pound.

North Antelope Rochelle Mine
      The North Antelope Rochelle Mine is located 65 miles south of Gillette, Wyoming. This mine is one of the largest in North America, selling 82.7 million tons of compliance coal (defined as having sulfur dioxide content of 1.2 pounds or less per million Btu) during 2005. The North Antelope Rochelle facility is capable of loading its production in up to 2,000 railcars per day. The North Antelope Rochelle Mine produces premium quality coal with a sulfur content averaging 0.2% and a heat value ranging from 8,500 to 8,900 Btu per pound. The North Antelope Rochelle Mine produces the lowest sulfur coal in the United States, using two draglines along with six truck-and-shovel fleets.

Caballo Mine
      The Caballo Mine is located 20 miles south of Gillette, Wyoming. During 2005, it sold 30.6 million tons of compliance coal. Caballo is a truck-and-shovel operation with a coal handling system that includes two 12,000-ton silos and two 11,000-ton silos.

Rawhide Mine
      The Rawhide Mine is located ten miles north of Gillette, Wyoming and uses truck-and-shovel mining methods. During 2005, it sold 12.4 million tons of compliance coal.

Southwest Operations
      We own and operate three mines in our Southwest operations — two in Arizona and one in New Mexico. The Arizona mines, which are managed by our Peabody Western Coal Company subsidiary, supply primarily bituminous compliance coal under long-term coal supply agreements to electricity generating stations in the region. In New Mexico, we own and manage, through our Peabody Natural Resources Company subsidiary, the Lee Ranch Mine, which mines and produces subbituminous medium sulfur coal. Together, these three mines sold 17.8 million tons of coal during 2005. We control 1.0 billion tons of proven and probable coal reserves in our Southwest operations.

Black Mesa Mine
      The Black Mesa Mine, which is located on the reservations of the Navajo Nation and Hopi Tribe in Arizona, used two draglines and sold 4.6 million tons of coal during 2005. The Black Mesa Mine coal was crushed, mixed with water and then transported 273 miles through an underground pipeline owned by a third party. The coal was conveyed to the Mohave Generating Station near Laughlin, Nevada, which is operated and partially owned by Southern California Edison. The mine and pipeline were designed to deliver coal exclusively to the plant, which had no other source of coal. The Mohave Generating Station coal supply agreement expired on December 31, 2005, and has not been extended. As a result, operations of the Black Mesa Mine have been suspended. Further discussion of the issues surrounding the future of the Black Mesa Mine and Mohave Generating Station is provided in Item 3.

Legal Proceedings of this report. Hourly workers at this mine were members of the United Mine Workers of America (“UMWA”).

Kayenta Mine
      The Kayenta Mine is adjacent to the Black Mesa Mine and uses four draglines in three mining areas. It sold approximately 8.2 million tons of coal during 2005. The Kayenta Mine coal is crushed, then carried 17 miles by conveyor belt to storage silos where it is loaded onto a private rail line and transported 83 miles to the Navajo Generating Station, operated by the Salt River Project near Page, Arizona. The mine and railroad were designed to deliver coal exclusively to the power plant, which has no other source of coal. The Navajo coal supply agreement extends until 2011. Hourly workers at this mine are members of the UMWA.

Lee Ranch Mine
      The Lee Ranch Mine, located near Grants, New Mexico, sold approximately 5.0 million tons of medium sulfur coal during 2005. Lee Ranch shipped the majority of its coal to two customers in Arizona and New Mexico under coal supply agreements extending until 2020 and 2014, respectively. Lee Ranch is a non-union surface mine that uses a combination of dragline and truck-and-shovel mining techniques and ships coal to its customers via the Burlington Northern Santa Fe Railway.
Colorado Operations
      We control approximately 0.2 billion tons of proven and probable coal reserves and currently have two mines in the Colorado Region. Our Twentymile underground mine is managed by our Twentymile Coal Company subsidiary. Our Seneca surface mine is managed by our Seneca Coal Company subsidiary and ceased mining operations at the end of 2005. During 2005, these operations sold approximately 10.7 million tons of compliance, low-sulfur, steam coal of above average heat content to customers throughout the United States.

Twentymile Mine
      The Twentymile Mine is located in Routt County, Colorado, and sold approximately 9.6 million tons of steam coal during 2005. This mine uses both longwall and continuous mining equipment. Our Twentymile Mine is non-union and has perennially been one of the largest and most productive underground mines in the United States. The coal quality is high, with less than 15% requiring washing. Approximately 90% of all coal shipped is loaded on the Union Pacific railroad; the remainder is hauled by truck.

Seneca Mine
      The Seneca Mine near Hayden, Colorado shipped 1.1 million tons of compliance coal during 2005, operating with two draglines in two separate mining areas. The mine’s coal was hauled by truck to the nearby Hayden Generating Station, operated by the Public Service of Colorado, under a coal supply agreement that extends until 2011. This mine has exhausted its economically recoverable reserves and ceased mining operations at the end of 2005. Reclamation of the final cuts is underway. Grading and re-soiling are anticipated to be complete by the end of 2006. Our Twentymile Mine now supplies the Hayden Generating Station. The Seneca mine closure is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. Hourly workers at Seneca are members of the UMWA.
Appalachia/ Highland Operations
      The Appalachia/ Highland Operations consist of a joint venture and five wholly-owned business units and related facilities in West Virginia and one business unit in western Kentucky. Our subsidiary, Pine Ridge Coal Company, LLC, manages the Big Mountain Business Unit, and our subsidiary, Rivers

Edge Mining, Inc. manages our Rivers Edge Mine in our Wells Business Unit. Our Eastern Associated Coal, LLC subsidiary manages the remaining wholly-owned West Virginia facilities. In addition, Highland Mining manages the Highland No. 9 Mine in western Kentucky. During 2005, these operations sold approximately 17.9 million tons of compliance, medium-sulfur, high-sulfur steam and metallurgical coal to customers in the United States and abroad. Metallurgical coal from these operations accounted for 5.1 million tons of total sales for the year. In addition to our wholly-owned facilities, we own a 49% interest in Kanawha Eagle Mine, a joint venture which owns and manages underground mining operations. We control approximately 0.6 billion tons of proven and probable coal reserves in our Appalachia operations. Our Appalachia Operations also own a 30% interest in a partnership that leases a coal export terminal from the Peninsula Port Authority of Virginia and utilizes the terminal for exports.

Big Mountain Business Unit and Contract Mines
      The Big Mountain Business Unit is based near Prenter, West Virginia. This business unit’s primary source of coal is from the Big Mountain No. 16 operation. In addition, there is contract mine production (about 40% of the total shipped) from coal reserves we control processed at the business unit’s preparation facility. During 2005, the Big Mountain Business Unit sold approximately 1.9 million tons of steam coal. Big Mountain No. 16 is an underground mine using continuous mining equipment. Processed coal is loaded on the CSX railroad. Hourly workers at the Big Mountain Business Unit are members of the UMWA.

Harris Business Unit
      The Harris Business Unit is based near Bald Knob, West Virginia. The business unit’s primary source of coal is the Harris No. 1 Mine. The business unit also has a small amount of contract mine production from a mine also located near Bald Knob, West Virginia. The Harris Business Unit sold approximately 2.1 million tons of primarily metallurgical product during 2005. This mine uses both longwall and continuous mining equipment. In 2006, the Harris Business Unit will transition to the James Creek reserves, allowing it to access additional metallurgical coal. Hourly workers at the Harris Business Unit are members of the UMWA.

Rocklick Business Unit and Contract Mines
      The Rocklick preparation plant, located near Wharton, West Virginia, processes metallurgical coal produced by the Harris Business Unit and steam coal produced from contract mining operations. This preparation plant shipped approximately 2.4 million tons of coal during 2005. Processed coal is loaded at the plant site on the CSX railroad or transferred via conveyor to our Kopperston loadout facility and loaded on the Norfolk Southern railroad. Hourly workers at the Rocklick preparation plant are members of the UMWA.

Wells Business Unit
      The Wells Business Unit, located near Wharton, West Virginia, sold approximately 3.5 million tons of metallurgical and steam coal during 2005. Wells operates a preparation plant and processes purchased coal production from the Rivers Edge Mine, and contract mines, using continuous mining equipment. The processed coal is loaded on the CSX railroad. Hourly workers at the Wells preparation plant are members of the UMWA.

Federal Business Unit
      The Federal Business Unit consists of the Federal No. 2 Mine, near Fairview, West Virginia, and uses longwall and continuous mining equipment to extract coal. The business unit operates a preparation plant which processed and shipped approximately 4.2 million tons of steam coal during 2005. Coal shipped from the Federal No. 2 Mine has sulfur content only slightly above that of medium sulfur coal and has above average heating content. As a result, it is more marketable than some other medium sulfur coals. The CSX and Norfolk Southern railroads jointly serve the mine.

Highland Business Unit
      The Highland No. 9 Mine, which uses continuous mining equipment, is managed by our Highland Mining Company, LLC subsidiary and is located near Waverly, Kentucky. The mine sold 3.8 million tons of steam coal during 2005. This business unit also operates a preparation plant and barge loading facility. Hourly workers at the Highland No. 9 Mine are members of the UMWA.

Kanawha Eagle Coal Joint Venture
      We have a 49% interest in the Kanawha Eagle Joint Venture, which owns and manages underground mining operations, a preparation plant and barge-and-rail loading facilities near Marmet, West Virginia. The mines are non-union and use continuous mining equipment. The joint venture shipped 2.4 million tons during 2005.
Midwest Operations
      Our Midwest Operations consist of 14 wholly-owned mines in the Illinois Basin and are comprised of our Bluegrass Mine Services, LLC, Indian Hill Company, Coulterville Coal Company, LLC, Black Beauty Holding Company, LLC and Arclar Company LLC subsidiaries. We control approximately 4.2 billion tons of proven and probable coal reserves in the Midwest. In 2005, these operations collectively sold 34.6 million tons of coal, more than any other Midwestern coal producer. We ship coal from these mines primarily to electricity generators in the Midwestern United States and to industrial customers that generate their own power.

Bluegrass Coal Company
      Bluegrass Mine Services, LLC owns and manages three mines in western Kentucky. Patriot, a surface mine, and Freedom, an underground mine, are located in Henderson County, Kentucky. The Big Run underground mine is located in Ohio County, Kentucky. These mines sold 1.3 million tons, 1.6 million tons and 1.3 million tons of steam coal, respectively, in 2005. The two underground mines use continuous mining equipment and the surface mine uses truck and shovel equipment. Bluegrass Mine Services, LLC also owns and operates a preparation plant and a coal loading dock. Bluegrass Mine Services, LLC employees are non-union.

Indian Hill Company
      In late 2004, we purchased, through our wholly-owned subsidiary, Indian Hill Company, the remaining 55% interest of Dodge Hill Holding JV, LLC. Dodge Hill Holding manages Dodge Hill No. 1, an underground mine located in Union County, Kentucky, which has non-union employees and sold 1.7 million tons of steam coal in 2005.

Coulterville Coal Company
      In 2005, our Coulterville Coal Company, LLC subsidiary acquired coal reserves and mining equipment from Lexington Coal Company and subsequently opened Gateway Mine in Randolph County, located in southwestern Illinois. The Gateway Mine began production in the second half of 2005 and sold 0.4 million tons of steam coal during 2005. The mine, which has non-union employees, is managed and operated by our wholly-owned subsidiary, Black Beauty Coal Company.

Black Beauty Coal Company
      The Black Beauty Holding Company, LLC mines sold 22.0 million tons of compliance, medium sulfur and high sulfur steam coal during 2005. Black Beauty’s principal Indiana mines include Air Quality,

Farmersburg, Francisco and Somerville. Air Quality is an underground coal mine located near Monroe City, Indiana that sold 2.1 million tons of compliance coal during 2005. Farmersburg is a surface mine located in Vigo and Sullivan counties in Indiana that sold 3.9 million tons of medium sulfur coal during 2005. The Francisco Mine Complex, located in Gibson County, Indiana mines coal by utilizing both surface mining and underground mining methods and sold 2.9 million tons of medium sulfur coal during 2005. The Somerville Mine Complex, also located in Gibson County, sold a total of 8.1 million tons of medium sulfur coal in 2005. Two other surface mines located in Indiana, Viking and Miller Creek, collectively sold 2.6 million tons of medium sulfur coal during 2005.
      In east central Illinois, Black Beauty’s Riola Mine Complex is an underground mining facility. The Riola Mine Complex sold 2.4 million tons of medium sulfur coal during 2005. Due to unforeseen geologic conditions, and for the safety of our employees, Black Beauty is in the process of reorienting its mine plan. All Black Beauty Coal Company employees are non-union.
      Black Beauty owns a 75% interest in United Minerals Company, LLC. United Minerals, which utilizes a non-union workforce, currently acts as a contract miner for Black Beauty on a portion of the Somerville Mine Complex reserves and is a contract operator for Black Beauty at the Evansville River Terminal coal dock located on the Ohio River.

Arclar Company LLC
      We operate the Wildcat Hills surface mine and Willow Lake underground mining complex located in Gallatin and Saline counties in southern Illinois. During 2005, these mines sold 2.6 million tons and 3.7 million tons, respectively, of medium sulfur coal that is primarily shipped by barge to downriver utility plants. Black Beauty provides a non-union contract workforce to mine the surface reserves at Wildcat Hills. The hourly workforce at the Willow Lake underground mine, which is represented under an International Brotherhood of Boilermakers labor agreement that expires in October 2006, is supplied by our Big Ridge, Inc. subsidiary.
Australian Mining Operations
      We manage five mines in Queensland, Australia through our wholly-owned subsidiary, Peabody Pacific Pty Limited. In July 2005, we began development of the Baralaba coal mine, with coal sales to commence in early 2006. During 2005, these operations sold 8.3 million tons of coal, 5.8 millions tons of which were metallurgical coal. Coal from these mines is shipped via rail from the mine to the loading point at Dalrymple Bay and the Port of Brisbane, where the coal is loaded onto ocean-going vessels. All sales from our Australian mines are denominated in U.S. dollars. Our Australian mines operate with site-specific collective bargaining labor agreements. Our Australian operations control 0.3 billion tons of proven and probable coal reserves.

Wilkie Creek Mine
      Our Wilkie Creek Coal Mine is a surface, truck-and-shovel operation. In 2005, the Wilkie Creek Mine sold 2.0 million tons of steam coal, all of which was sold to the Asia export market.

Burton Mine
      Burton is a surface mine using the truck-and-shovel terrace mining technique. We own 95% of the Burton operation and the remaining 5% interest is owned by the contract miner that operates on reserves that we control. During 2005, we sold 3.8 million tons of metallurgical coal and 0.5 million tons of steam coal from the Burton Mine.

North Goonyella Mine
      The North Goonyella Mine is a longwall underground operation. The North Goonyella Mine operates in a difficult geologic environment and produces a unique metallurgical coal product. During 2005, the North Goonyella Mine sold 0.7 million tons of metallurgical coal.

Eaglefield Mine
      The Eaglefield Mine is a surface operation utilizing truck-and-shovel mining methods. It is adjacent to, and fulfills contract tonnages in conjunction with the North Goonyella underground mine. Coal is mined by a contractor from reserves that we control. During 2005, the Eaglefield mine sold 1.3 million tons of metallurgical coal.

Baralaba Mine
      The recently opened Baralaba Mine is a contractor operated surface operation utilizing truck-and-shovel mining methods. The mine will produce a pulverized coal injection (“PCI”) product, a substitute for metallurgical coal used primarily by steel makers, and steam coal. All production will be shipped through the Port of Gladstone with shipments scheduled to commence in the first quarter of 2006. We anticipate production of approximately 0.6 million tons in 2006. We own 62.5% interest in the Baralaba Mine and manage the operations utilizing a contractor for overburden removal and coal mining.
Venezuelan Mining Operations
      We own a 25.5% interest in Carbones del Guasare, S.A., a joint venture that includes Anglo American plc and a Venezuelan governmental partner. Carbones del Guasare operates the Paso Diablo Mine in Venezuela. The Paso Diablo Mine is a surface operation in northwestern Venezuela that produces approximately 6 to 8 million tons of steam coal annually for export primarily to the United States and Europe. We are responsible for our pro-rata share of sales from Paso Diablo; the joint venture is responsible for production, processing and transportation of coal to ocean-going vessels for delivery to customers.
Long-Term Coal Supply Agreements
      We currently have a sales backlog in excess of one billion tons of coal, including backlog subject to price reopener and/or extension provisions, and our coal supply agreements have remaining terms ranging from one to 19 years and an average volume-weighted remaining term of approximately 3.2 years. For 2005, we sold approximately 90% of our sales volume under long-term coal supply agreements. In 2005, we sold coal to over 350 electricity generating and industrial plants in 15 countries. Our primary customer base is in the United States, although customers in the Pacific Rim and other international locations represent an increasing portion of our revenue stream. One of our largest coal supply agreements is the subject of ongoing litigation and arbitration, as discussed in Item 3. Legal Proceedings.
      We expect to continue selling a significant portion of our coal under long-term supply agreements. Our strategy is to selectively renew, or enter into new, long-term coal supply contracts when we can do so at prices we believe are favorable. Long-term contracts are attractive for regions where market prices are expected to remain stable, for cost-plus arrangements serving captive electricity generating plants and for the sale of high-sulfur coal to “scrubbed” generating plants. To the extent we do not renew or replace expiring long-term coal supply agreements, our future sales will be subject to market fluctuations.
      In January 2006 we signed a 19-year, 65-million-ton coal supply agreement with Arizona Public Service Company (“APS”). The contract is expected to generate revenue in excess of $1 billion. We plan to open the El Segundo Mine to serve APS’s Cholla Generating Station near Joseph City, Arizona, in addition to other customers. The El Segundo Mine is expected to begin coal production in 2008 and will have the capacity to produce 6 million tons of coal annually.

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
      Most contracts contain provisions to adjust the base price due to new statutes, ordinances or regulations that impact our cost of performance of the agreement. Additionally, some contracts contain provisions that allow for the recovery of costs impacted by the modifications or changes in the interpretation or application of any existing statute by local, state or federal government authorities. Some agreements provide that if the parties fail to agree on a price adjustment caused by cost increases due to changes in applicable laws and regulations, either party may terminate the agreement.
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

Sales and Marketing
      Our sales, trading, brokerage and marketing operations include COALSALES, LLC; COALSALES II, LLC (formerly Peabody COALSALES Company); COALTRADE, LLC (formerly Peabody COALTRADE, Inc.) and COALTRADE International, LLC. Through our sales, trading, brokerage and marketing departments, we sell coal produced by our diverse portfolio of operations, broker coal sales of other coal producers, both as principal and agent, trade coal and emission allowances, and provide transportation-related services. We have opened a business development, sales and marketing office in Beijing, China to pursue potential long-term growth opportunities in this market. As of December 31, 2005, we had 75 employees in our sales, trading, brokerage, marketing and transportation operations, including personnel dedicated to performing market research, contract administration and risk/credit management activities. These operations also include our COALTRADE Australia operation, which brokers coal in the Australia and Pacific Rim markets, and is based in Newcastle, Australia.
Transportation
      Usually coal consumed domestically is sold at the mine, and transportation costs are borne by the purchaser. Export coal is usually sold at the loading port, with purchasers paying ocean freight. Producers usually pay shipping costs from the mine to the port, including any demurrage costs.
      The majority of our sales volume is shipped by rail, but a portion of our production is shipped by other modes of transportation, including barge, truck and ocean-going vessels. Our transportation department manages the loading of coal via these transportation modes.
      Approximately 12,000 unit trains are loaded each year to accommodate the coal shipped by our mines overall. A unit train generally consists of 100 to 150 cars, each of which can hold 100 to 120 tons of coal. We believe we have good relationships with rail carriers and barge companies due, in part, to our modern coal-loading facilities and the experience of our transportation coordinators.
Suppliers
      The main types of goods we purchase are mining equipment and replacement parts, explosives, fuel, tires, steel-related (including roof control) products and lubricants. Although we have many long, well-established relationships with our key suppliers, we do not believe that we are dependent on any of our individual suppliers, except as noted below. The supplier base providing mining materials has been relatively consistent in recent years, although there has been some consolidation. Recent consolidation of suppliers of explosives has limited the number of sources for these materials. Although our current supply of explosives is concentrated with one supplier, some alternative sources are available to us in the regions where we operate. Further, purchases of certain underground mining equipment are concentrated with one principal supplier; however, supplier competition continues to develop. In the past year, demand for certain surface and underground mining equipment and off-the-road tires has increased. As a result, lead times for certain items have generally increased, although no material impact is currently expected to our financial condition, results of operations or cash flows.
Technical Innovation
      To support the continued growth and globalization of our businesses, our Board of Directors approved a project to convert our existing information systems across the major business processes to an integrated information technology system provided by SAP AG. The project will begin in the first half of 2006 and is expected to be completed in approximately two years.
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

      A major effort has been underway to improve the performance of our draglines systems, which move a third of the billion tons of overburden handled annually. The dragline improvement effort includes more efficient bucket design, faster cycle times, improved swing motion controls to increase component life and better monitors to enable increased payloads. In 2005, work began to relocate a dragline from Central Missouri to the North Antelope Rochelle Mine in Wyoming. The dragline is being refurbished and upgraded in Wyoming with many new design features including a new trapezoidal boom, larger bucket, larger hoist motors and additional drag and swing motors. The upgrade modifications are expected to increase the dragline system capacity by 20% over the original capacity.
      Technology to capture, analyze and transfer information regarding safety, performance and maintenance conditions quickly at our operations is a priority. A wireless data acquisition system has been installed at the North Antelope Rochelle Mine to more efficiently dispatch mobile equipment and monitor all major mining equipment performance and condition on a real-time basis. The system is being evaluated for potential rollout to other mining operations. Proprietary software for hand-held Personal Digital Assistant (“PDA”) devices has been developed and is being tested for safety observations, audits and front-line supervisor reports. All draglines are equipped with stress and performance monitoring equipment.
      We have recently purchased a longwall system at our Twentymile Mine with state-of-the-art controls and software expected to increase mine output beginning in 2006. In addition, the North Goonyella Mine in Australia has purchased upgraded longwall components to widen the longwall face and maximize operating performance. We have two state-of-the-art flexible coal train conveyor systems in operation at our Highland Mine that continuously transport coal from the continuous miner to the conveyor belt system.
      World-class maintenance standards based on condition-based maintenance practices are being implemented at all operations. Using these techniques allows us to increase equipment utilization and reduce capital spending by extending the equipment life, while minimizing the risk of premature failures. Lubrication is replaced and work is scheduled on condition rather than time. Benefits from sophisticated lubrication analysis and quality-control include lower lubrication consumption, optimum equipment performance and extended component life. We are upgrading our computerized maintenance management system to support our maintenance practices.
      Our mines use sophisticated software to schedule and monitor trains, mine and pit blending, quality and customer shipments. The integrated software has been developed in-house and provides a competitive tool to differentiate our reliability and product consistency. We are the largest user of advanced coal quality analyzers among coal producers, according to the manufacturer of this equipment. These analyzers allow continuous analysis of certain coal quality parameters, such as sulfur content. Their use helps ensure consistent product quality and helps customers meet stringent air emission requirements.
      We support the Power Systems Development Facility, a research and development facility that is focused on developing a highly efficient electricity generating plant using advanced emissions reduction technology funded primarily through the U.S. Department of Energy and operated by an affiliate of Southern Company. Peabody is also a member of the multi-company alliance working with the Department of Energy on FutureGen, a long-term project to develop near-zero emission power generation technology that will produce both power and hydrogen from coal and will capture and sequester carbon dioxide.
Competition
      The markets in which we sell our coal are highly competitive. According to the National Mining Association’s “2004 Coal Producer Survey,” the top 10 coal companies in the United States produced approximately 69% of total domestic coal in 2004. Our principal U.S. competitors are other large coal producers, including Arch Coal, Inc., Kennecott Energy Company, CONSOL Energy Inc, Foundation Coal Corporation and Massey Energy Company, which collectively accounted for approximately 41% of total U.S. coal production in 2004. Major international competitors include Rio Tinto, Anglo-American PLC and BHP Billiton.
      A number of factors beyond our control affect the markets in which we sell our coal. Continued demand for our coal and the prices obtained by us depend primarily on the coal consumption patterns of the electricity and steel industries in the United States, China, India and elsewhere around the world; the availability, location, cost of transportation and price of competing coal; and other electricity generation and fuel supply sources such as natural gas, oil, nuclear and hydroelectric. Coal consumption patterns are affected primarily by the demand for electricity, environmental and other governmental regulations, and technological developments. We compete on the basis of coal quality, delivered price, customer service and support, and reliability.
Generation Development
      To maximize our coal assets and land holdings for long-term growth, we are continuing to pursue the development of coal-fueled generating projects in areas of the U.S. where electricity demand is strong and where there is access to land, water, transmission lines and low-cost coal. The projects we are currently pursuing, as further detailed below, include the 1,500-megawatt Prairie State Energy Campus in Washington County, Illinois; the 1,500-megawatt Thoroughbred Energy Campus in Muhlenberg County, Kentucky; and the 300-megawatt Mustang Energy Project near Grants, New Mexico. These projects involve mine-mouth generating plants using our surface lands and coal reserves. Our ultimate role in these projects could take numerous forms, including, but not limited to equity partner, contract miner or coal lessor.
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

Prairie State Energy Campus
      Our Prairie State Energy Campus is a planned 1,500-megawatt coal-fueled electricity generation project located in Washington County, Illinois. Prairie State would be fueled by six million tons of coal each year produced from an adjacent underground mine. During August 2004, Prairie State signed a letter of intent with Fluor Daniel Illinois, Inc. for engineering, design and construction of Prairie State’s power-related facilities. In January 2005, Prairie State achieved a major milestone when the State of Illinois issued the final air permit for the electric generating station and adjoining coal mine. In February 2005, a group of Midwest rural electric cooperatives and municipal joint action agencies entered into definitive agreements to acquire approximately 47% of the project. This group of investors is comprised of Soyland Power Cooperative, Inc, Kentucky Municipal Power Agency, Wolverine Power Cooperative, Northern Illinois Municipal Power Agency, Indiana Municipal Power Agency and the Missouri Joint Municipal Electric Utility Commission. After an initial appeal, the Illinois Environmental Protection Agency reissued the air permit on April 28, 2005. The same parties who filed the earlier permit challenge filed a new appeal on June 8, 2005. We believe the permit was appropriately issued and expect to prevail in the appeal process. Various other required permits are in process and may also be subject to challenge.

Thoroughbred Energy Campus
      In 2003, the 1,500-megawatt Thoroughbred Energy Campus in Muhlenberg County, Kentucky received a conditional Certificate to Construct from the Commonwealth of Kentucky. We and the Commonwealth of Kentucky are defending the air permit granted in 2002 to Thoroughbred Energy

Campus, as certain environmental groups are challenging the air permit. The project is currently awaiting a final decision by the Secretary of the Kentucky Environmental Protection cabinet. On September 2, 2005, an extension of the permit was granted through April 9, 2007. If successfully completed, the Thoroughbred Energy project is expected to utilize approximately six million tons of coal each year.

Mustang Energy Project
      In October 2004, our Mustang Energy Project was awarded a $19.7 million Clean Coal Power Initiative grant from the Department of Energy to demonstrate technology to achieve ultra-low emissions at the proposed 300-megawatt generating station near Grants, New Mexico. If successfully completed, the Mustang Energy Project would be located near our Lee Ranch Coal Company operations using lands and coal reserves controlled by us and would be fueled by about one million tons of coal each year. The project is in the early stages of obtaining all necessary permits.

FutureGen Industrial Alliance
      We are a founding member of the FutureGen Industrial Alliance, a non-profit company that is partnering with the U.S. Department of Energy to facilitate the design, construction and operation of the world’s first near-zero emission coal-fueled power plant. FutureGen will demonstrate advanced coal-based technologies to generate electricity and also produce hydrogen to power fuel cells for transportation and other energy needs. The technology also will integrate the capture of carbon emissions with carbon sequestration, helping to address the issue of climate change as energy demand continues to grow worldwide. The alliance announced in December 2005 that it entered into a cooperative agreement with the U.S. Department of Energy to develop and site in the United States the cleanest coal-fueled power plant in the world with a target of zero emissions, hydrogen production and carbon dioxide sequestration capabilities.
BTU Conversion
      With the increase in demand in our country for natural gas and oil based commodities, significant attention has been placed on determining how we can participate in technologies to economically convert our coal resources. Over the last twenty years, technology has advanced to convert coal to natural gas as well as liquids, such as diesel fuel, gasoline and jet fuel.
      In October 2005, we reached an agreement to acquire a 30% interest in Econo-Power International Corporation (“EPICTM”). We will invest up to $6 million for the 30% interest and will assist in developing coal supply options for customers of that technology. As of December 31, 2005, we have funded $2 million under this agreement. EPICTM systems use air-blown gasifiers to convert coal into a synthetic gas that is ideal for industrial applications.
      In November 2005, we announced that we had entered into a memorandum of understanding with ArcLight Capital Partners, LLC to advance project development of a commercial-scale coal gasification project in Illinois. This project would transform coal into pipeline quality natural gas. The project would require approximately three million tons of coal per year and is expected to begin the permitting process in early 2006.
Coalbed Methane
      We continue to evaluate the potential of the coalbed methane business and will make acquisitions, develop our properties, enter into joint operating agreements and ventures with other companies or make property sales as appropriate. Our subsidiary, Peabody Natural Gas, LLC, produces coalbed methane from its operations in the Southern Powder River Basin near the Caballo Mine and North Antelope Rochelle Mine. At December 31, 2005, we operated 73 coalbed methane wells with net production of approximately 2.6 million cubic feet per day. We are evaluating the coalbed methane resources in several deep coal seams in the Powder River Basin and continue to evaluate coalbed methane and shale gas opportunities in western Kentucky, southern Indiana and West Virginia.

Certain Liabilities
      We have significant long-term liabilities for reclamation (also called asset retirement obligations), work-related injuries and illnesses, pensions and retiree health care. In addition, labor contracts with the UMWA and voluntary arrangements with non-union employees include long-term benefits, notably health care coverage for retired employees and future retirees and their dependents. The majority of our existing liabilities relate to our past operations.
      Asset Retirement Obligations. Asset retirement obligations primarily represent the present value of future anticipated costs to restore surface lands to productivity levels equal to or greater than pre-mining conditions, as required by the Surface Mining Control and Reclamation Act. Expense (which includes liability accretion and asset amortization) for the years ended December 31, 2005, 2004 and 2003 was $35.9 million, $42.4 million, and $31.2 million, respectively. Our method for accounting for reclamation activities changed on January 1, 2003, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The effect of the adoption of SFAS No. 143 is discussed in Note 7 to our consolidated financial statements. Total asset retirement obligations as of December 31, 2005 of $399.2 million consisted of $340.7 million related to locations with active mining operations and $58.5 million related to locations that are closed or inactive.
      Workers’ Compensation. These liabilities represent the actuarial estimates for compensable, work-related injuries (traumatic claims) and occupational disease, primarily black lung disease (pneumoconiosis). The Federal Black Lung Benefits Act requires employers to pay black lung awards to former employees who filed claims after June 1973. These liabilities totaled approximately $271.9 million as of December 31, 2005, $34.3 million of which was a current liability. Expense for the years ended December 31, 2005, 2004 and 2003 was $56.9 million, $65.4 million and $50.6 million, respectively.
      Pension-Related Provisions. Pension-related costs represent the actuarially-estimated cost of pension benefits. Annual minimum contributions to the pension plans are determined by consulting actuaries based on the Employee Retirement Income Security Act minimum funding standards and an agreement with the Pension Benefit Guaranty Corporation. Pension-related liabilities totaled approximately $123.3 million as of December 31, 2005, $7.9 million of which was a current liability. Expense for the years ended December 31, 2005, 2004 and 2003 was $38.7 million, $28.5 million and $20.7 million, respectively.
      Retiree Health Care. Consistent with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” we record a liability representing the estimated cost of providing retiree health care benefits to current retirees and active employees who will retire in the future. Provisions for active employees represent the amount recognized to date, based on their service to date; additional amounts are accrued periodically so that the total estimated liability is accrued when the employee retires.
      A second category of retiree health care obligations represents the liability for future contributions to certain multi-employer health funds. The United Mine Workers of America Combined Fund was created by federal law in 1992. This multi-employer fund provides health care benefits to a closed group of our retired former employees who last worked prior to 1976, as well as orphaned beneficiaries of bankrupt companies who were receiving benefits as orphans prior to the 1992 law. No new retirees will be added to this group. The liability is subject to increases or decreases in per capita health care costs, offset by the mortality curve in this aging population of beneficiaries. Another fund, the 1992 Benefit Plan created by the same federal law in 1992, provides benefits to qualifying retired former employees of bankrupt companies who have defaulted in providing their former employees with retiree medical benefits. Beneficiaries continue to be added to this fund as employers default in providing their former employees with retiree medical benefits, but the overall exposure for new beneficiaries into this fund is limited to retirees covered under their employer’s plan who retired prior to October 1, 1994. A third fund, the 1993 Benefit Fund, was established through collective bargaining and provides benefits to qualifying retired former employees who retired after September 30, 1994 of certain signatory companies who have gone out of business and have defaulted in providing their former employees with retiree medical benefits. Beneficiaries continue to be added to this fund as employers go out of business, however our liability is limited to our contractual commitment of $0.50 per hour worked. The collective bargaining agreement with UMWA expires on December 31, 2006.
      Our retiree health care liabilities totaled approximately $1,034.3 million as of December 31, 2005, $75.0 million of which was a current liability. Expense for the years ended December 31, 2005, 2004 and 2003 was $99.0 million, $58.4 million and $83.7 million, respectively. Obligations to the United Mine Workers of America Combined Fund totaled $36.7 million as of December 31, 2005, $8.8 million of which was a current liability. Expense for the years ended December 31, 2005, 2004 and 2003 was $0.9 million, $4.9 million and $1.2 million, respectively. The 1992 Fund and the 1993 Fund are expensed as payments are made and no liability was recorded other than amounts due and unpaid. Expense related to these funds was $4.0 million, $4.4 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Employees
      As of December 31, 2005, we and our subsidiaries had approximately 8,300 employees. As of December 31, 2005, approximately 61% of our hourly employees were non-union and they generated 81% of our 2005 coal production. Relations with our employees and, where applicable, organized labor are important to our success.
      Recently, we opened a training center in the eastern region of the United States under our “Workforce of the Future” initiative and we will soon open centers in the midwest and western regions. Due to our current employee demographics, a significant portion of our current hourly employees will retire over the next decade. Our training centers are educating our workforce, particularly our most recent hires, in our rigorous safety standards, the latest in mining techniques and equipment, and the centers serve as centers for dissemination of mining best practices across all of our operations. Our training efforts exceed minimum government standards for safety and technical expertise with the intent of developing and retaining a world-class workforce.

United States
      Approximately 64% of our U.S. miners are non-union and are employed in the states of Wyoming, Colorado, Indiana, New Mexico, Illinois and Kentucky. The UMWA represented approximately 30% of our subsidiaries’ hourly employees, who generated 14% of our domestic production during the year ended December 31, 2005. An additional 6% of our hourly employees are represented by labor unions other than the UMWA. These employees generated 2% of our production during the year ended December 31, 2005. Hourly workers at our mines in Arizona and one of our mines in Colorado are represented by the UMWA under the Western Surface Agreement of 2000, which is effective through September 1, 2007. Our union labor east of the Mississippi River is primarily represented by the UMWA and the majority of union mines are subject to the National Bituminous Coal Wage Agreement. The current five-year labor agreement was ratified in December 2001 and is effective through December 31, 2006.

Australia
      The Australian coal mining industry is highly unionized and the majority of workers employed at our Australian Mining Operations are members of trade unions. The Construction Forestry Mining and Energy Union (“CFMEU”) represents our hourly production employees. Our Australian hourly employees are approximately 4% of our hourly workforce and generated 4% of our total production in the year ended December 31, 2005. Negotiations are underway to renew the labor agreement at our Wilkie Creek Mine, which expires in June 2006. The Eaglefield Mine operates under a labor agreement that expires in May 2007. The Burton and North Goonyella Mines operate under agreements due to expire in 2008.
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

Mine Safety and Health
      Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. See risks inherent to mining in Item 1A. Risk Factors.
      Most of the states in which we operate have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. Several states are reevaluating their safety regulations, and in February 2006 the Mine Safety and Health Administration adopted emergency rules. While regulation has a significant effect on our operating costs, our U.S. competitors are subject to the same degree of regulation.
      Our goal is to achieve excellent safety and health performance. We measure our progress in this area primarily through the use of accident frequency rates. We believe that it is our responsibility to our employees to provide a superior safety and health environment. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; involving employees in the establishment of safety standards; and recording, reporting and investigating all accidents, incidents and losses to avoid reoccurrence. A portion of the annual performance incentives for our operating units is tied to their safety record.
      Our safety performance in 2005, as measured by accident frequency rates, was 45% better than the U.S. average for our industry. During 2005, we achieved our rate of zero accidents at four of our operations, which contributed to a 30% improvement in safety compared to the previous year. We received multiple safety awards during the year, including our second consecutive Safe Sam award at our North Antelope Rochelle Mine, Wyoming’s safest mine and our most productive, and the Mountaineer Guardian Award from the West Virginia Office of Miners’ Health, Safety and Training and the West Virginia Coal Association for outstanding safety achievement at our Federal No. 2 underground mine. Our training centers educate our employees in safety best practices and reinforce our company-wide belief that productivity and profitability follow when safety is a cornerstone of all of our operations. See “Employees” above for a discussion of our Workforce of the Future initiative.

Black Lung
      In the U.S., under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. Coal mine operators must also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Historically, less than 7% of the miners currently seeking federal black lung benefits are awarded these benefits. The trust fund is funded by an excise tax on U.S. production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price.

Coal Industry Retiree Health Benefit Act of 1992
      The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) provides for the funding of health benefits for certain UMWA retirees. The Coal Act established the Combined Fund into which “signatory operators” and “related persons” are obligated to pay annual premiums for beneficiaries. The Coal Act also created a second benefit fund, the 1992 Benefit Plan, for miners who retired between July 21, 1992, and September 30, 1994, and whose former employers are no longer in business. Annual payments made by certain of our subsidiaries under the Coal Act totaled $6.3 million, $19.3 million $20.6 million, respectively, during the years ended December 31, 2005, 2004 and 2003.
      Our subsidiaries have been billed a retroactive assessment in the amount of $7.4 million for periods prior to October 1, 2003 as well as an increase of $0.7 million for the period from October 1, 2003 through September 30, 2004 and $0.6 million from October 2004 through August 15, 2005 as a result of the Social Security Administration’s premium recalculation. These amounts were paid as required by the Combined Fund Trustees, but were paid under protest. In August 2005, a federal court in Maryland ruled in favor of our subsidiaries, and we suspended payments to the Combined Fund to recoup our overpayment. On December 2, 2005, the same federal court granted a stay of payment recoupment and we paid to the Combined Fund the amount we recouped.
      Additionally, the Trustees assessed our subsidiaries a $1.1 million contribution for the period October 1, 2003, through September 30, 2004, related to an estimated shortfall in the amount necessary to fund the required unassigned orphaned beneficiary premium. This amount was also paid in 12 monthly installments as required by the Combined Fund Trustees, but was paid under protest.

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
      Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts.
      Before a SMCRA permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund. The fee, which expires on June 30, 2006, is $0.35 per ton on surface-mined coal and $0.15 per ton on deep-mined coal. It is expected the fee will be renewed, although its purpose and the amount per ton are still to be determined as part of the United States government’s budget process.
      SMCRA stipulates compliance with many other major environmental programs. These programs include the Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act (“RCRA”); Comprehensive Environmental Response, Compensation, and Liability Acts (“CERCLA”, commonly known as “Superfund”) superfund and employee right-to-know provisions. Besides OSM, other Federal regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The U.S. Environmental Protection Agency (“EPA”) is the lead agency for States or Tribes with no authorized programs under the Clean Water Act, RCRA and CERCLA. The U.S. Army Corps of Engineers (“COE”) regulates activities affecting navigable waters and the U.S. Bureau of Alcohol, Tobacco and Firearms (“ATF”) regulates the use of explosive blasting.
      We do not believe there are any substantial matters that pose a risk to maintaining our existing mining permits or hinder our ability to acquire future mining permits. It is our policy to comply in all material respects with the requirements of the Surface Mining Control and Reclamation Act and the state and tribal laws and regulations governing mine reclamation.

Clean Air Act
      The Clean Air Act and the corresponding state laws that regulate the emissions of materials into the air affect U.S. coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter. The Clean Air Act indirectly, but more significantly, affects the coal industry by extensively regulating the air emissions of sulfur dioxide, nitrogen oxide, mercury and other compounds emitted by coal-based electricity generating plants.

      Title IV of the Clean Air Act places limits on sulfur dioxide emissions from electric power generation plants. The limits set baseline emission standards for these facilities. Reductions in emissions occurred in Phase I in 1995 and in Phase II in 2000 and apply to all coal-based power plants. The affected electricity generators have been able to meet these requirements by, among other ways, switching to lower sulfur fuels; installing pollution control devices, such as flue gas desulfurization systems, which are known as “scrubbers;” reducing electricity generating levels; or purchasing sulfur dioxide emission allowances. Emission sources receive these sulfur dioxide emission allowances, which can be traded or sold to allow other units to emit higher levels of sulfur dioxide. Title IV also required that certain categories of coal-based electric generating stations install certain types of nitrogen oxide controls. We cannot accurately predict the effect of the Title IV sulfur dioxide provisions of the Clean Air Act on us in future years. At this time, we believe that implementation of Phase II has resulted in an upward pressure on the price of lower sulfur coals, as additional coal-based electricity generating plants have complied with the restrictions of Title IV.
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
      In December 2003, the EPA proposed the Clean Air Interstate Rule (“CAIR”), which is designed to help bring the eastern half of the United States into compliance with the National Ambient Air Quality Standards for fine particulates and ozone. The rule became final in March 2005 and will require further reduction of sulfur dioxide and nitrogen oxide emissions from electricity generating plants in 28 states and the District of Columbia although it is being challenged. Once fully implemented, the rule will reduce sulfur dioxide from power plants by approximately 73% from 2003 levels and, by 2015, nitrogen oxide emissions by approximately 61% from 2003 levels.
      The Clean Air Act also requires electricity generators that currently are major sources of nitrogen oxide in moderate or higher ozone non-attainment areas (areas where the air quality does not meet acceptable standards) to install reasonably available control technology for nitrogen oxide, which is a precursor of ozone. In addition, the EPA promulgated the final “NOx SIP Call” rules that would require coal-fueled power plants in 19 eastern states and Washington, D.C. to make substantial reductions in nitrogen oxide emissions. These states were required to submit their Phase II SIPs by April 2005. Two additional states, Georgia and Missouri, were required to submit a complete NOx SIP by April 2005 to address affected portions of their states. EPA has proposed to stay the applicability of the SIP Call to Georgia in response to a petition to reconsider whether Georgia should be covered. Installation of additional control measures required under the final rules have made and will continue to make it more costly to operate coal-based electricity generating plants.
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
      The Clean Air Act set a national goal of the prevention of any future, and the remedying of any existing, impairment of visibility in 156 national parks and wilderness areas across the U.S. Under regulations issued by the EPA in 1999, states were required to consider setting a goal of restoring natural visibility conditions in Class I areas in their states by 2064 and to explain their reasons to the extent they determine not to adopt this goal. The state plans must require the application of “Best Available Retrofit Technology” (“BART”) after 2010 on certain electric generating stations reasonably anticipated to cause or contribute to regional haze which impairs visibility in these areas. The extent and nature of these BART requirements have been the subject of litigation. As a result of the litigation, EPA finalized amendments to the 1999 BART regulations in June 2005. EPA included in the amendments guidelines for states to use in determining which facilities must install controls and the types of controls the facilities must use. States are required to develop their implementation plans by December 2007. For states subject to CAIR that adopt the CAIR cap and trade program for sulfur dioxide and NOx, the state is allowed to apply CAIR controls as a substitute for those required by BART. Five western states have elected an option offered by the EPA of regulating visibility-impairing emissions through a regional rather than a source-by-source approach. However, this option was litigated and the states’ rules were invalidated. The EPA’s regional haze regulations could cause our customers to install equipment to control sulfur dioxide and nitrogen oxide emissions. The requirement to install control equipment could affect the amount of coal supplied to those customers if they decide to switch to other sources of fuel to lower emission of sulfur dioxide and nitrogen oxide.
      On March 15, 2005, EPA adopted the Clean Air Mercury Rule (“CAMR”) to permanently cap and reduce mercury emissions from coal-fired power plants. When fully implemented, and after the appeals have been resolved, the rule will reduce mercury emissions by nearly 70%. CAMR establishes standards of performance limiting mercury emissions from new and existing power plants and creates a cap-and-trade program, which will reduce emissions in two phases. When fully implemented, the cap on mercury emissions will be 15 tons per year. Some states are considering rules that are more stringent than the federal program. Implementation of the federal program or the more stringent state programs could cause our customers to switch to other fuels to the extent it would be economically preferable for them to do so, and could impact the completion or success of our generation development projects.
      Legislation supported by the Administration has been introduced in Congress that would reduce emissions of sulfur dioxide, nitrogen oxide and mercury in phases, with reductions of 70% by 2018. Other similar emission reduction proposals have been introduced in Congress, some of which propose to also regulate carbon dioxide. No such legislation has passed either house of Congress. If this type of legislation were enacted into law, it could impact the amount of coal supplied to those electricity generating customers if they decide to switch to other sources of fuel whose use would result in lower emission of sulfur dioxide, nitrogen oxide, mercury and carbon dioxide.
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

Clean Water Act
      The Clean Water Act of 1972 affects U.S. coal mining operations by requiring effluent limitations and treatment standards for waste water discharge through the National Pollutant Discharge Elimination

System (“NPDES”). Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water.
      States are empowered to develop and enforce “in stream” water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. “In stream” standards vary from state to state. Additionally, through the Clean Water Act section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters. States consider whether the activity will comply with its water quality standards and other applicable requirements in deciding whether or not to certify the activity.
      Section 404 under the Clean Water Act requires mining companies to obtain COE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. These permits have been the subject of multiple recent court cases, the results of which may affect permitting costs or result in permitting delays.
      Total Maximum Daily Load (“TMDL”) regulations established a process by which states designate stream segments as impaired (not meeting present water quality standards). Industrial dischargers, including coal mines, may be required to meet new TMDL effluent standards for these stream segments. States are also adopting anti-degradation regulations in which a state designates certain water bodies or streams as “high quality/exceptional use.” These regulations would restrict the diminution of water quality in these streams. Waters discharged from coal mines to high quality/exceptional use streams may be required to meet additional conditions or provide additional demonstrations and/or justification. In general, these Clean Water Act requirements could result in higher water treatment and permitting costs or permit delays, which could adversely affect our coal production costs or efforts.

Resource Conservation and Recovery Act
      RCRA, which was enacted in 1976, affects U.S. coal mining operations by establishing “cradle to grave” requirements for the treatment, storage and disposal of hazardous wastes. Typically, the only hazardous materials found on a mine site are those contained in products used in vehicles and for machinery maintenance. Coal mine wastes, such as overburden and coal cleaning wastes, are not considered hazardous waste materials under RCRA.
      Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion materials generated at electric utility and independent power producing facilities. In May 2000, the EPA concluded that coal combustion materials do not warrant regulation as hazardous under RCRA. The EPA is retaining the hazardous waste exemption for these materials. The EPA is evaluating national non-hazardous waste guidelines for coal combustion materials placed at a mine. National guidelines for mine-fills may affect the cost of ash placement at mines.

CERCLA (Superfund)
      CERCLA affects U.S. coal mining and hard rock operations by creating liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under Superfund, joint and several liabilities may be imposed on waste generators, site owners or operators and others regardless of fault. Under the EPA’s Toxic Release Inventory process, companies are required annually to report the use, manufacture or processing of listed toxic materials that exceed defined thresholds, including chemicals used in equipment maintenance, reclamation, water treatment and ash received for mine placement from power generation customers.

The Energy Policy Act of 2005
      The Domenici-Barton Energy Policy Act of 2005 (“EPACT”) was signed by President Bush in August 2005. EPACT contains tax incentives and directed spending totaling an estimated $14.1 billion intended to stimulate supply-side energy growth and increased efficiency.
      In addition to rules affecting the leasing process of federal coal properties, EPACT programs and incentives include:

•	the Clean Coal Power Initiative, authorizing $200 million annually from 2006 — 2014 to demonstrate advanced coal technologies, including coal gasification;

•	the Clean Air Coal Program, which contains a $2.5 billion grant and loan guarantee program to encourage deployment of advanced clean coal-based power generation technologies, including integrated gasification combined cycle (“IGCC”);

•	a federal loan guarantee program for up to 80% of the cost of advanced fossil energy projects, including coal gasification;

•	a $1.9 billion authorization over the 2007 — 2009 period for the Department of Energy to conduct energy research, development, demonstration and commercial application programs relating to coal and power systems; and

•	tax incentives for IGCC, industrial gasification and other advanced coal-based generation projects, as well as for coal sold from Indian lands.
      Finally, certain sections of EPACT are potentially applicable to the area of Btu Conversion, such as the aforementioned fossil energy project loan guarantee program as well as a provision allowing taxpayers to capitalize 50% of the cost of refinery investments which increase the total throughput of qualified fuels — including synthetic fuels produced from coal — by at least 25%. In addition, EPACT requires the Secretary of Defense to develop a strategy to use fuel produced from coal, oil shale and tar sands (“covered fuel”) to assist in meeting the fuel requirements of the U.S. Department of Defense (“DOD”). The law authorizes the DOD to enter into multi-year contracts to procure a covered fuel to meet one or more of its fuel requirements and to carry out an assessment of potential locations for covered fuel sources.
Regulatory Matters — Australia
      The Australian mining industry is regulated by Australian federal, state and local governments with respect to environmental issues such as land reclamation, water quality, air quality, dust control, noise, planning issues (such as approvals to expand existing mines or to develop new mines), and health and safety issues. The Australian federal government retains control over the level of foreign investment and export approvals. Industrial relations are regulated under both federal and state laws. Australian state governments also require coal companies to post deposits or give other security against land which is being used for mining, with those deposits being returned or security released after satisfactory reclamation is completed.
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

Native Title and Cultural Heritage
      Since 1992, the Australian courts have recognized that native title to lands, as recognized under the laws and customs of the Aboriginal inhabitants of Australia, may have survived the process of European settlement. These developments are supported by the Federal Native Title Act (“NTA”) which recognizes and protects native title, and under which a national register of native title claims has been established.

      Native title rights do not extend to minerals; however, native title rights can be affected by the mining process unless those rights have previously been extinguished. Native title rights can be extinguished either by a valid act of Government (as set out in the NTA) or by the loss of connection between the land and the group of Aboriginal peoples concerned.
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

Environmental
      The federal system requires that approval is obtained for any activity which will have a significant impact on a matter of national environmental significance. Matters of national environmental significance include listed endangered species, nuclear actions, World Heritage areas, National Heritage areas, and migratory species. An application for such an approval may require public consultation and may be approved, refused or granted subject to conditions. Otherwise, responsibility for environmental regulation in Australia is primarily vested in the states.
      Each state and territory in Australia has its own environmental and planning regime for the development of mines. In addition, each state and territory also has a specific act dealing with mining in particular, regulating the granting of mining licenses and leases. The mining legislation in each state and territory operates concurrently with environmental and planning legislation. The mining legislation governs mining licenses and leases, including the restoration of land following the completion of mining activities. Apart from the grant of rights to mine (which are covered by the mining statutes), all licensing, permitting, consent and approval requirements are contained in the various state and territory environmental and planning statutes.
      The particular provisions of the various state and territory environmental and planning statutes vary depending upon the jurisdiction. Despite variation in details, each state and territory has a system involving at least two major phases. First, obtaining the developmental application and, if that is granted, obtaining the detailed operational pollution control licenses, which authorize emissions up to a maximum level; and second, obtaining pollution control approvals, which authorize the installation of pollution control equipment and devices. In the first regulatory phase, an application to a regulatory authority is filled. The relevant authority will either grant a conditional consent, an unconditional consent, or deny the application based on the details of the application and on any submissions or objections lodged by members of the public. If the developmental application is granted, the detailed pollution control license may then be issued and such license may regulate emissions to the atmosphere; emissions in waters; noise impacts, including impacts from blasting; dust impacts; the generation, handling, storage and transportation of waste; and requirements for the rehabilitation and restoration of land.
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
      It is mandatory for an employer to have insurance coverage with respect to the compensation of injured workers; similar coverage is in effect throughout Australia which is of a no fault nature and which provide for benefits up to a prescribed level. The specific benefits vary from jurisdiction to jurisdiction, but generally include the payment of weekly compensation to an incapacitated employee, together with payment of medical, hospital and related expenses. The injured employee has a right to sue his or her employer for further damages if a case of negligence can be established.
Global Climate Change
      The United States, Australia and more than 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which addresses emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on greenhouse gas emissions are in place in the U.S., these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely affect the price and demand for coal. According to the Department of Energy’s Energy Information Administration, “Emissions of Greenhouse Gases in the United States 2003,” coal accounts for 31% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electricity generators switch to lower carbon sources of fuel. In March 2001, President Bush reiterated his opposition to the Kyoto Protocol and further stated that he did not believe that the government should impose mandatory carbon dioxide emission reductions on power plants. In February 2002, President Bush announced a new approach to climate change, confirming the Administration’s opposition to the Kyoto Protocol and proposing voluntary actions to reduce the greenhouse gas intensity of the United States. The President’s climate change initiative calls for a reduction in greenhouse gas intensity of 18% over the next 10 years which is approximately equivalent to the reduction that has occurred over each of the past two decades. Greenhouse gas intensity measures the ratio of greenhouse gas emissions, such as carbon dioxide, to economic output. Passage of regulations regarding greenhouse gas emissions by the United States or other actions to limit carbon dioxide emissions could result in fuel switching, from coal to other fuel sources, by electric generators.
Additional Information
      We file annual, quarterly and current reports, and our amendments to those reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access and read our SEC filings without charge through our website, at www.peabodyenergy.com, or the SEC’s website, at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
      You may also request copies of our filings, at no cost, by telephone at (314) 342-3400 or by mail at: Peabody Energy Corporation, 701 Market Street, Suite 900, St. Louis, Missouri 63101, attention: Investor Relations.

Item 1A.	Risk Factors.

If a substantial portion of our long-term coal supply agreements terminate, our revenues and operating profits could suffer if we were unable to find alternate buyers willing to purchase our coal on comparable terms to those in our contracts.
      Most of our sales are made under coal supply agreements, which are important to the stability and profitability of our operations. The execution of a satisfactory coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract. For the year ended December 31, 2005, 90% of our sales volume was sold under long-term coal supply agreements. At December 31, 2005, our coal supply agreements had remaining terms ranging from one to 19 years and an average volume-weighted remaining term of approximately 3.2 years.
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
      The operating profits we realize from coal sold under supply agreements depend on a variety of factors. In addition, price adjustment and other provisions may increase our exposure to short-term coal price volatility provided by those contracts. If a substantial portion of our coal supply agreements were modified or terminated, we could be materially adversely affected to the extent that we are unable to find alternate buyers for our coal at the same level of profitability. Market prices for coal vary by mining region and country. As a result, we cannot predict the future strength of the coal market overall or by mining region and cannot assure you that we will be able to replace existing long-term coal supply agreements at the same prices or with similar profit margins when they expire. In addition, one of our largest coal supply agreements is the subject of ongoing litigation and arbitration.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.
      For the year ended December 31, 2005, we derived 21% of our total coal revenues from sales to our five largest customers. At December 31, 2005, we had 79 coal supply agreements with these customers expiring at various times from 2006 to 2011. We are currently discussing the extension of existing agreements or entering into new long-term agreements with some of these customers, but these negotiations may not be successful and those customers may not continue to purchase coal from us under long-term coal supply agreements. If a number of these customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.
      We had been supplying coal to the Mohave Generating Station pursuant to a long-term coal supply agreement through our Black Mesa Mine. The mine suspended its operations on December 31, 2005, and the coal supply agreement expired on that date. As a part of an alternate dispute resolution, Peabody Western has been participating in mediation with the owners of the Mohave Generating Station and the Navajo Generating Station, and the two tribes to resolve the complex issues surrounding groundwater and other disputes involving the two generating stations. Resolution of these issues is critical to the operation of the Mohave Generating Station after December 31, 2005. There is no assurance that these issues will be resolved. The Mohave plant was the sole customer of the Black Mesa Mine, which sold 4.6 million tons of coal in 2005. During 2005, the mine generated $29.8 million of Adjusted EBITDA (reconciled to its most comparable measure under generally accepted accounting principles in Note 27 of the consolidated financial statements), which represented 3.4% of our total EBITDA of $870.4 million.

Our financial performance could be adversely affected by our debt.
      Our financial performance could be affected by our indebtedness. As of December 31, 2005, our total indebtedness was approximately $1,405.5 million, and we had $493.3 million of available borrowing capacity under our revolving credit facility. We may also incur additional indebtedness in the future.
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
      If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The credit facility and indentures governing the notes restrict our ability to sell assets and use the proceeds from the sales. We may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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
      Coal producers depend upon rail, barge, trucking, overland conveyor, pipeline and ocean-going vessels to deliver coal to markets. While our coal customers typically arrange and pay for transportation of coal from the mine or port to the point of use, disruption of these transportation services because of weather-related problems, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, transportation delays or other events could temporarily impair our ability to supply coal to our customers and thus could adversely affect our results of operations. For example, two primary lines serve the Powder River Basin mines. Due to the high volume of coal shipped from all Powder River Basin mines, the loss of one, or both, of those lines due to damage or labor strike could create temporary congestion on the rail systems servicing that region.
      Continued increases in coal demand, combined with inventories at electricity generators that are lower than historical averages, created periodic regional rail and port congestion in 2005. To the extent rail or port congestion constrains our operations’ ability to successfully ship coal to our customers, our operating results will be reduced.

Risks inherent to mining could increase the cost of operating our business.
      Our mining operations are subject to conditions that can impact the safety of our workforce, or delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include fires and explosions from methane gas or coal dust; accidental minewater discharges; weather, flooding and natural disasters; unexpected maintenance problems; key equipment failures; variations in coal seam thickness; variations in the amount of rock and soil overlying the coal deposit; variations in rock and other natural materials and variations in geologic conditions. We maintain insurance policies that provide limited coverage for some of these risks, although there can be no assurance that these risks would be fully covered by our insurance policies. Despite our efforts, significant mine accidents could occur and have a substantial impact.

Our mining operations are extensively regulated, which imposes significant costs on us, and future regulations could increase those costs or limit our ability to produce coal.
      Federal, state and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. In addition, significant legislation mandating specified benefits for retired coal miners affects our industry. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production. The possibility exists that new legislation and/or regulations and orders related to the environment or employee health and safety may be adopted and may materially adversely affect our mining operations, our cost structure and/or our customers’ ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.
      In addition, the United States, Australia and more than 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which addresses emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on greenhouse gas emissions are in place in the U.S., these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely affect the price and demand for coal. According to the Department of Energy’s Energy Information Administration, “Emissions of Greenhouse Gases in the United States 2003,” coal accounts for 31% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electricity generators switch to lower carbon sources of fuel. Further developments in connection with regulations or other limits on carbon dioxide emissions could have a material adverse effect on our financial condition or results of operations.

Our expenditures for postretirement benefit and pension obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.
      We provide postretirement health and life insurance benefits to eligible union and non-union employees. We calculated the total accumulated postretirement benefit obligation under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which we estimate had a present value of $1,034.3 million as of December 31, 2005, $75.0 million of which was a current liability. We have estimated these unfunded obligations based on assumptions described in the notes to our consolidated financial statements. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, regulatory changes could increase our obligations to provide these or additional benefits.
      We are party to an agreement with the Pension Benefit Guaranty Corporation (the “PBGC”) and TXU Europe Limited, an affiliate of our former parent corporation, under which we are required to make specified contributions to two of our defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If we or the PBGC give notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if we fail to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guaranty in place from TXU Europe Limited in favor of the

PBGC before it draws on our letter of credit. On November 19, 2002 TXU Europe Limited was placed under the administration process in the United Kingdom (a process similar to bankruptcy proceedings in the United States) and continues under this process as of December 31, 2005.
      In addition, certain of our subsidiaries participate in two defined benefit multi-employer pension funds that were established as a result of collective bargaining with the UMWA pursuant to the National Bituminous Coal Wage Agreement as periodically negotiated. The UMWA 1950 Pension Plan provides pension and disability pension benefits to qualifying represented employees retiring from a participating employer where the employee last worked prior to January 1, 1976. This is a closed group of beneficiaries with no new entrants. The UMWA 1974 Pension Plan provides pension and disability pension benefits to qualifying represented employees retiring from a participating employer where the employee last worked after December 31, 1975.
      Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets, higher medical and drug costs or other funding deficiencies.
      The United Mine Workers of America Combined Fund was created by federal law in 1992. This multi-employer fund provides health care benefits to a closed group of our retired former employees who last worked prior to 1976, as well as orphaned beneficiaries of bankrupt companies who were receiving benefits as orphans prior to the 1992 law. No new retirees will be added to this group. The liability is subject to increases or decreases in per capita health care costs, offset by the mortality curve in this aging population of beneficiaries. Another fund, the 1992 Benefit Plan created by the same federal law in 1992, provides benefits to qualifying retired former employees of bankrupt companies who have defaulted in providing their former employees with retiree medical benefits. Beneficiaries continue to be added to this fund as employers default in providing their former employees with retiree medical benefits, but the overall exposure for new beneficiaries into this fund is limited to retirees covered under their employer’s plan who retired prior to October 1, 1994. A third fund, the 1993 Benefit Fund, was established through collective bargaining and provides benefits to qualifying retired former employees who retired after September 30, 1994 of certain signatory companies who have gone out of business and have defaulted in providing their former employees with retiree medical benefits. Beneficiaries continue to be added to this fund as employers go out of business.
      Based upon the enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we assumed future cash savings which allowed us to reduce our projected postretirement benefit obligations and related expense. Failure to achieve these assumed future savings under all benefit plans could adversely affect our financial condition, results of operations and cash flows.

A decrease in the availability or increase in costs of key supplies or commodities such as diesel fuel, steel, explosives and tires could decrease our anticipated profitability.
      Our mining operations require a reliable supply of replacement parts, explosives, fuel, tires, steel-related products (including roof control) and lubricants. If the cost of any of these inputs increased significantly, or if a source for these supplies or mining equipment were unavailable to meet our replacement demands, our profitability could be reduced from our current expectations. Recent consolidation of suppliers of explosives has limited the number of sources for these materials, and our current supply of explosives is concentrated with one supplier. Further, our purchases of some items of underground mining equipment are concentrated with one principal supplier. In the past year, industry-wide demand growth has exceeded supply growth for certain surface and underground mining equipment and off-the-road tires. As a result, lead times for some items has generally increased by up to several months.

Our future success depends upon our ability to continue acquiring and developing coal reserves that are economically recoverable.
      Our recoverable reserves decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of our reserves. Furthermore, we may not be able to mine all of our reserves as profitably as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities or acquiring properties containing economically recoverable reserves. Our current strategy includes increasing our reserves through acquisitions of government and other leases and producing properties and continuing to use our existing properties. The federal government also leases natural gas and coalbed methane reserves in the West, including in the Powder River Basin. Some of these natural gas and coalbed methane reserves are located on, or adjacent to, some of our Powder River Basin reserves, potentially creating conflicting interests between us and lessees of those interests. Other lessees’ rights relating to these mineral interests could prevent, delay or increase the cost of developing our coal reserves. These lessees may also seek damages from us based on claims that our coal mining operations impair their interests. Additionally, the federal government limits the amount of federal land that may be leased by any company to 150,000 acres nationwide. As of December 31, 2005, we leased a total of 62,330 acres from the federal government. The limit could restrict our ability to lease additional federal lands. For additional discussion of our federal leases see Item 2. Properties.
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
      We have annual capacity to produce approximately 12 to 14 million tons of metallurgical coal. Prices for metallurgical coal at the end of 2005 were at historically high levels. We have committed approximately 7 million tons of our projected 2006 metallurgical coal production at prices that carry significant premiums to historical pricing. As a result, our projected margins from these sales have increased significantly, and will represent a larger percentage of our overall revenues and profits in the future. To the extent we experience either production or transportation difficulties that impair our ability to ship metallurgical coal to our customers at anticipated levels, our profitability will be reduced in 2006.
      After 2006, we have metallurgical coal production that has not yet been priced. As a result, a decrease in metallurgical coal prices could decrease our profitability beyond 2006.

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
      As of December 31, 2005, we and our subsidiaries had approximately 8,300 employees. As of December 31, 2005, approximately 39% of our hourly employees were represented by unions and they generated 19% of our 2005 coal production. Relations with our employees and, where applicable, organized labor are important to our success. The labor contract for the majority of our represented employees expires on December 31, 2006. We could incur the risk of strikes and higher labor costs if the labor negotiations are not completed on mutually acceptable terms.
      Due to the higher labor costs and the increased risk of strikes and other work-related stoppages that may be associated with union operations in the coal industry, our competitors who operate without union labor may have a competitive advantage in areas where they compete with our unionized operations. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs.

United States
      Approximately 64% of our U.S. miners are non-union and are employed in the states of Wyoming, Colorado, Indiana, New Mexico, Illinois and Kentucky. The UMWA represented approximately 30% of our subsidiaries’ hourly employees, who generated 14% of our domestic production during the year ended December 31, 2005. An additional 6% of our hourly employees are represented by labor unions other than the UMWA. These employees generated 2% of our production during the year ended December 31, 2005. Hourly workers at our mines in Arizona and one of our mines in Colorado are represented by the UMWA under the Western Surface Agreement of 2000, which is effective through September 1, 2007. Our union labor east of the Mississippi River is primarily represented by the UMWA and the majority of union mines are subject to the National Bituminous Coal Wage Agreement. The current five-year labor agreement was ratified in December 2001 and is effective through December 31, 2006.

Australia
      The Australian coal mining industry is highly unionized and the majority of workers employed at our Australian Mining Operations are members of trade unions. The CFMEU represents our hourly production employees. Our Australian hourly employees are approximately 4% of our hourly workforce and generated 4% of our total production in the year ended December 31, 2005. Negotiations are underway to renew the labor agreement at our Wilkie Creek Mine, which expires in June 2006. The Eaglefield Mine operates under a labor agreement that expires in May 2007. The Burton and North Goonyella Mines operate under agreements due to expire in 2008.

Our operations could be adversely affected if we fail to appropriately secure our obligations.
      U. S. federal and state laws and Australian laws require us to secure certain of our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. The primary method for us to meet those obligations is to post a corporate guarantee (i.e. self bond) or to provide a third party surety bond. As of December 31, 2005, we had $674.7 million of self bonds in place primarily for our reclamation obligations. As of December 31, 2005, we also had outstanding surety bonds with third parties of $642.0 million, of which $323.6 million was for post-mining reclamation, $258.8 million was for lease obligations and $45.3 million was for workers’ compensation and other obligations. These bonds are typically renewable on a yearly basis. It has become increasingly difficult for us to secure new surety bonds or renew bonds without the posting of partial collateral. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral upon those renewals. Our failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on us. That failure could result from a variety of factors including the following:

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
      Due to the current demographics of our mining workforce, a high portion of our current hourly employees are eligible to retire over the next decade. Failure to attract new employees to the mining workforce could have a material adverse effect on us.

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

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
Coal Reserves
      We had an estimated 9.8 billion tons of proven and probable coal reserves as of December 31, 2005. An estimated 9.5 billion tons of our proven and probable coal reserves are in the United States and 0.3 billion tons are in Australia. Forty-two percent of our reserves, or 4.1 billion tons, are compliance coal and 58% are non-compliance coal. We own approximately 42% of these reserves and lease property containing the remaining 58%. Compliance coal is defined by Phase II of the Clean Air Act as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emission allowance credits or blending higher sulfur coal with lower sulfur coal.
      Below is a table summarizing the locations and reserves of our major operating regions.

		Proven and Probable
		Reserves as of
		December 31, 2005(1)

		Owned	Leased	Total
Operating Regions	Locations	Tons	Tons	Tons

		(Tons in millions)
Powder River Basin	Wyoming and Montana	67	3,422	3,489
Southwest	Arizona and New Mexico	608	372	980
Colorado	Colorado	37	215	252
Appalachia	West Virginia, Ohio	272	312	584
Midwest	Illinois, Indiana and Kentucky	3,163	1,011	4,174
Australia	Queensland	—	289	289

Total Proven and Probable Coal Reserves		4,147	5,621	9,768

(1)	Reserves have been adjusted to take into account estimated losses involved in producing a saleable product.

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

Probable (Indicated) Reserves — Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
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
      Our reserve estimates are predicated on information obtained from our ongoing drilling program, which totals nearly 500,000 individual drill holes. We compile data from individual drill holes in a computerized drill-hole database from which the depth, thickness and, where core drilling is used, the quality of the coal are determined. The density of the drill pattern determines whether the reserves will be classified as proven or probable. The reserve estimates are then input into our computerized land management system, which overlays the geological data with data on ownership or control of the mineral and surface interests to determine the extent of our reserves in a given area. The land management system contains reserve information, including the quantity and quality (where available) of reserves as well as production rates, surface ownership, lease payments and other information relating to our coal reserves and land holdings. We periodically update our reserve estimates to reflect production of coal from the reserves and new drilling or other data received. Accordingly, reserve estimates will change from time to time to reflect mining activities, analysis of new engineering and geological data, changes in reserve holdings, modification of mining methods and other factors.
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
      We periodically engage independent mining and geological consultants to review estimates of our coal reserves. The most recent of these reviews, which was completed in April 2003, included a review of the procedures used by us to prepare our internal estimates, verification of the accuracy of selected property reserve estimates and retabulation of reserve groups according to standard classifications of reliability. This study confirmed that we controlled approximately 9.1 billion tons of proven and probable reserves as of December 31, 2002, and after adjusting for acquisitions, exchanges, divestitures, production and estimate refinements (through additional drilling and engineering analysis) through December 31, 2005, proven and probable reserves totaled 9.8 billion tons.
      With respect to the accuracy of our reserve estimates, our experience is that recovered reserves are within plus or minus 10% of our proven and probable estimates, on average, and our probable estimates are generally within the same statistical degree of accuracy when the necessary drilling is completed to move reserves from the probable to the proven classification. On a regional basis, the expected degree of variance from reserve estimate to tons produced is lower in the Powder River Basin, Southwest and Illinois Basin due to the continuity of the coal seams as confirmed by the mining history. Appalachia, however, has a higher degree of risk due to the mountainous nature of the topography which makes exploration drilling more difficult. Our recovered reserves in Appalachia are less predictable and may vary by an additional one to two percent above the threshold discussed above.
      We have numerous federal coal leases that are administered by the U.S. Department of the Interior under the Federal Coal Leasing Amendments Act of 1976. These leases cover our principal reserves in Wyoming and other reserves in Montana and Colorado. Each of these leases continues indefinitely, provided there is diligent development of the property and continued operation of the related mine or mines. The Bureau of Land Management has asserted the right to adjust the terms and conditions of these leases, including rent and royalties, after the first 20 years of their term and at 10-year intervals thereafter. Annual rents on surface land under our federal coal leases are now set at $3.00 per acre. Production royalties on federal leases are set by statute at 12.5% of the gross proceeds of coal mined and sold for surface-mined coal and 8% for underground-mined coal. The federal government limits by statute the amount of federal land that may be leased by any company and its affiliates at any time to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2005, we leased 10,903 acres of federal land in Colorado, 11,254 acres in Montana and 40,173 acres in Wyoming, for a total of 62,330 nationwide.
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
      The terms of our private leases are normally extended by active production on or near the end of the lease term. Leases containing undeveloped reserves may expire or these leases may be renewed periodically. With a portfolio of approximately 9.8 billion tons, we believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our significant reserve holdings is one of our strengths. We believe that the current level of production at our major mines is sustainable for the foreseeable future.
      Consistent with industry practice, we conduct only limited investigation of title to our coal properties prior to leasing. Title to lands and reserves of the lessors or grantors and the boundaries of our leased properties are not completely verified until we prepare to mine those reserves.

      The following chart provides a summary, by geographic region and mining complex, of production for the years ended December 31, 2005 and 2004 and 2003, tonnage of coal reserves that is assigned to our operating mines, our property interest in those reserves and other characteristics of the facilities.
PRODUCTION AND ASSIGNED RESERVES(1)
(Tons in millions)

					Sulfur Content(2)				As of December 31, 2005
	Production
					<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	As	Assigned
Geographic	Year Ended	Year Ended	Year Ended		Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Received	Proven and
Region/ Mining	Dec. 31,	Dec. 31,	Dec. 31,	Type of	per	per	per	Btu per	Probable
Complex	2005	2004	2003	Coal	Million Btu	Million Btu	Million Btu	Pound(3)	Reserves	Owned	Leased	Surface	Underground

Appalachia:
Federal	4.1	4.9	4.1	Steam	—	—	28	13,300	28	4	24	—	28
Big Mountain	1.9	1.9	1.5	Steam	3	23	1	12,500	27	—	27	—	27
Harris	2.0	3.0	3.0	Steam/Met.	1	7	—	13,300	8	—	8	—	8
Rocklick	2.6	2.0	2.5	Steam/Met.	13	4	—	13,300	17	—	17	2	15
Wells	2.6	2.6	2.4	Steam/Met.	20	23	1	13,200	44	—	44	—	44

Total	13.2	14.4	13.5		37	57	30		124	4	120	2	122
Midwest:
Camps/ Highland	3.8	3.2	1.7	Steam	—	—	90	11,000	90	31	59	—	90
Patriot	4.2	4.1	4.2	Steam	—	—	46	10,900	46	5	41	7	39
Air Quality	2.1	1.8	1.9	Steam	—	30	32	10,700	62	5	57	—	62
Riola/ Vermilion Grove	2.3	2.3	1.8	Steam	—	—	21	10,500	21	—	21	—	21
Miller Creek	1.0	0.9	0.8	Steam	—	3	29	10,500	32	31	1	32	—
Francisco Surface	1.8	2.1	2.5	Steam	—	—	8	10,500	8	2	6	8	—
Francisco Underground	1.2	0.9	—	Steam	—	—	22	10,700	22	4	18	—	22
Farmersburg	3.8	4.2	4.3	Steam	1	12	97	10,400	110	76	34	110	—
Somerville Central	3.4	3.2	3.3	Steam	—	—	8	10,300	8	4	4	8	—
Somerville	4.8	4.1	4.0	Steam	—	—	24	10,100	24	16	8	24	—
Viking	1.5	1.5	1.4	Steam	—	2	9	10,700	11	—	11	11	—
Wildcat Hills	2.6	2.7	2.5	Steam	—	—	12	10,300	12	7	5	12	—
Willow Lake	3.7	3.4	2.8	Steam	—	—	48	11,000	48	36	12	—	48
Gateway	0.5	—	—	Steam	—	—	22	10,300	22	21	1	—	22
Dodge Hill	1.2	1.2	—	Steam	—	—	10	11,700	10	3	7	—	10

Total	37.9	35.6	31.2		1	47	478		526	241	285	212	314
Powder River Basin:
Big Sky	—	—	2.6	Steam	—	—	—	NA	—	—	—	—	—
North Antelope/ Rochelle	82.7	82.5	80.1	Steam	1,234	—	—	8,800	1,234	—	1,234	1,234	—
Caballo	30.5	26.5	22.8	Steam	790	133	27	8,600	950	—	950	950	—
Rawhide	12.4	6.9	3.6	Steam	262	58	68	8,600	388	—	388	388	—

Total	125.6	115.9	109.1		2,286	191	95		2,572	—	2,572	2,572	—
Southwest/ Colorado:
Black Mesa	3.9	4.8	4.4	Steam	13	1	—	10,800	14	—	14	14	—
Kayenta	8.2	8.2	7.8	Steam	201	72	2	11,000	275	—	275	275	—
Lee Ranch	5.3	5.8	6.9	Steam	21	128	11	10,000	160	88	72	160	—
Twentymile	9.4	6.4	—	Steam	72	—	—	11,000	72	7	65	—	72
Seneca	1.1	1.5	1.5	Steam	—	—	—	NA	—	—	—	—	—

Total	27.9	26.7	20.6		307	201	13		521	95	426	449	72
Australia:
North Goonyella	0.7	1.5	—	Met	50	—	—	12,760	50	—	50	—	50
Eaglefield	1.4	0.2	—	Met	5	—	—	12,760	5	—	5	5	—
Burton	4.4	3.2	—	Steam/Met	13	—	—	12,380	13	—	13	13	—
Wilkie Creek	1.9	1.4	1.3	Steam	21	—	—	10,770	21	—	21	21	—
Baralaba	—	—	—	Steam/Met	2	—	—	12,220	2	—	2	2	—

Total	8.4	6.3	1.3		91	—	—		91	—	91	41	50

Total	213.0	198.9	175.7		2,722	496	616		3,834	340	3,494	3,276	558

      The following chart provides a summary of the amount of our proven and probable coal reserves in each U.S. state and Australia, the predominant type of coal mined in the applicable location, our property interest in the reserves and other characteristics of the facilities.
ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES
As of December 31, 2005
(Tons in millions)

							Sulfur Content(2)

							<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	As
	Total Tons		Proven and				Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Received	Reserve Control		Mining Method
Coal Seam			Probable			Type of	per	per	per	Btu per
Location	Assigned	Unassigned	Reserves	Proven	Probable	Coal	Million Btu	Million Btu	Million Btu	pound(3)	Owned	Leased	Surface	Underground

Northern Appalachia:
Ohio	—	34	34	24	10	Steam	—	—	34	11,100	26	8	—	34
West Virginia	28	184	212	68	144	Steam	—	76	136	12,900	189	23	—	212

Northern Appalachia	28	218	246	92	154		—	76	170		215	31	—	246
Central Appalachia:
West Virginia	96	242	338	233	105	Steam/Met.	146	126	66	13,200	57	281	12	326

Central Appalachia	96	242	338	233	105		146	126	66		57	281	12	326
Midwest:
Illinois	103	2,296	2,399	1,212	1,187	Steam	5	38	2,356	10,400	2,096	303	86	2,313
Indiana	277	245	522	385	137	Steam	1	47	474	10,400	354	168	275	247
Kentucky	146	1,107	1,253	714	539	Steam	—	1	1,252	10,800	713	540	134	1,119

Midwest	526	3,648	4,174	2,311	1,863		6	86	4,082		3,163	1,011	495	3,679
Powder River Basin:
Montana	—	162	162	158	4	Steam	15	117	30	8,600	67	95	162	—
Wyoming	2,572	755	3,327	3,013	314	Steam	3,019	191	117	8,700	—	3,327	3,327	—

Powder River Basin	2,572	917	3,489	3,171	318		3,034	308	147		67	3,422	3,489	—
Southwest/ Colorado:
Arizona	289	—	289	289	—	Steam	214	73	2	11,000	—	289	289	—
Colorado	72	180	252	200	52	Steam	164	—	88	10,900	37	215	—	252
New Mexico	160	531	691	430	261	Steam	259	346	86	8,700	608	83	691	—

Southwest	521	711	1,232	919	313		637	419	176		645	587	980	252
Australia:
Queensland	91	198	289	132	157	Steam/Met.	289	—	—	11,840	—	289	239	50

Total Proven and Probable	3,834	5,934	9,768	6,858	2,910		4,112	1,015	4,641		4,147	5,621	5,215	4,553

(1)	Assigned reserves represent recoverable coal reserves that we have committed to mine at locations operating as of December 31, 2005. Unassigned reserves represent coal at suspended locations and coal that has not been committed. These reserves would require new mine development, mining equipment or plant facilities before operations could begin on the property.

(2)	Compliance coal is defined by Phase II of the Clean Air Act as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Non-compliance coal is defined as coal having sulfur dioxide content in excess of this standard. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emissions allowance credits or blending higher sulfur coal with lower sulfur coal.

(3)	As-received Btu per pound includes the weight of moisture in the coal on an as sold basis. The following table reflects the average moisture content used in the determination of as-received Btu by region:

Northern Appalachia	6.0%
Central Appalachia	7.0%
Midwest:
Illinois	14.0%
Indiana	15.0%
Kentucky	12.5%
Missouri/ Oklahoma	12.0%
Powder River Basin:
Montana	26.5%
Wyoming	27.5%
Southwest:
Arizona	13.0%
Colorado	14.0%
New Mexico	15.5%
Utah	15.5%
Australia	10.0%
Resource Development
      We hold approximately 9.8 billion tons of proven and probable coal reserves and more than 420,000 acres of surface property. Our resource development group constantly reviews these reserves for opportunities to generate revenues through the sale of non-strategic coal reserves and surface land. In addition, we generate revenue through royalties from coal reserves and oil and gas rights leased to third parties, coalbed methane production and farm income from surface land under third party contracts.

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
Oklahoma Lead Litigation
      Gold Fields Mining, LLC (“Gold Fields”), one of our subsidiaries, is a dormant, non-coal producing entity that was previously managed and owned by Hanson PLC, a predecessor owner of ours. In the February 1997 spin-off of its energy businesses, Hanson PLC transferred ownership of Gold Fields to us, despite the fact that Gold Fields had no ongoing operations and we had no prior involvement in its past operations. We have agreed to indemnify a former affiliate of Gold Fields for certain claims.
      Gold Fields and two other companies are defendants in two class action lawsuits filed in the U.S. District Court for the Northern District of Oklahoma (Betty Jean Cole, et al. v. Asarco Inc., et al. and Darlene Evans, et al. v. Asarco Inc., et al.). The plaintiffs have asserted claims predicated on allegations of intentional lead exposure by the defendants and are seeking compensatory damages for diminution of property value, punitive damages and the implementation of medical monitoring and relocation programs for the affected individuals. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950s and mined, in accordance with lease agreements and permits, approximately 1.5% of the total amount of the ore mined in the county.
      Gold Fields is also a defendant, along with other companies, in several personal injury lawsuits involving over 50 children, pending in the U.S. District Court for the Northern District of Oklahoma, arising out of the same lead mill operations. Plaintiffs in these actions are seeking compensatory and punitive damages for alleged personal injuries from lead exposure. Previously scheduled trials for some of these plaintiffs have been postponed.
      In December 2003, the Quapaw Indian tribe and certain Quapaw land owners filed a class action lawsuit against Gold Fields and five other companies in the U.S. District Court for the Northern District of Oklahoma. The plaintiffs are seeking compensatory and punitive damages based on a variety of theories. Gold Fields has filed a third-party complaint against the United States, and other parties. In February 2005, the state of Oklahoma on behalf of itself and several other parties sent a notice to Gold Fields and other companies regarding a possible natural resources damage claim.
      The outcome of litigation and these claims are subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any potential loss cannot be estimated. However, we believe this matter is likely to be resolved without a material adverse effect on our financial condition, results of operations or cash flows.
Navajo Nation
      On June 18, 1999, the Navajo Nation served three of our subsidiaries, including Peabody Western Coal Company (“Peabody Western”), with a complaint that had been filed in the U.S. District Court for the District of Columbia. The Navajo Nation has alleged 16 claims, including Civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations and fraud. The complaint alleges that the defendants jointly participated in unlawful activity to obtain favorable coal lease amendments. The plaintiff is seeking various remedies including actual damages of at least $600 million, which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western’s two coal leases have terminated due to Peabody Western’s breach of these leases and a reformation of these leases to adjust the royalty rate to 20%. Subsequently, the court allowed the Hopi Tribe to intervene in this lawsuit and the Hopi Tribe is also seeking unspecified actual damages, punitive damages and reformation of its coal lease. On March 4, 2003, the U.S. Supreme Court issued a ruling in a companion lawsuit involving the Navajo Nation and the United States rejecting the Navajo Nation’s allegation that the United States breached its trust responsibilities to the Tribe in approving the coal lease amendments.
      On February 9, 2005, the U.S. District Court for the District of Columbia granted a consent motion to stay the litigation until further order of the court. Peabody Western, the Navajo Nation, the Hopi Tribe and the customers purchasing coal from the Black Mesa and Kayenta mines are in mediation with respect to this litigation and other business issues.
      The outcome of litigation, or the current mediation, is subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any potential loss cannot be estimated. However, we believe this matter is likely to be resolved without a material adverse effect on our financial condition, results of operations or cash flows.

The Future of the Mohave Generating Station and Black Mesa Mine
      We had been supplying coal to the Mohave Generating Station pursuant to a long-term coal supply agreement through our Black Mesa Mine. The mine suspended its operations on December 31, 2005, and the coal supply agreement expired on that date. As a part of the alternate dispute resolution referenced in the Navajo Nation litigation, Peabody Western has been participating in mediation with the owners of the Mohave Generating Station and the Navajo Generating Station and the two tribes to resolve the complex issues surrounding groundwater and other disputes involving the two generating stations. Resolution of these issues is critical to the operation of the Mohave Generating Station after December 31, 2005. There is no assurance that these issues will be resolved. The Mohave plant was the sole customer of the Black Mesa Mine, which sold 4.6 million tons of coal in 2005. During 2005, the mine generated $29.8 million of Adjusted EBITDA (reconciled to its most comparable measure under generally accepted accounting principles in Note 27 of the consolidated financial statements), which represented 3.4% of our total Adjusted EBITDA of $870.4 million.
Salt River Project Agricultural Improvement and Power District — Mine Closing and Retiree Health Care
      Salt River Project and the other owners of the Navajo Generating Station filed a lawsuit on September 27, 1996, in the Superior Court of Maricopa County in Arizona seeking a declaratory judgment that certain costs relating to final reclamation, environmental monitoring work and mine decommissioning and costs primarily relating to retiree health care benefits are not recoverable by our subsidiary, Peabody Western, under the terms of a coal supply agreement dated February 18, 1977. The contract expires in 2011. The trial court subsequently ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. We have recorded a receivable for mine decommissioning costs of $74.2 million and $68.6 million included in “Investments and other assets” in the consolidated balance sheets at December 31, 2005, and December 31, 2004, respectively.
      The outcome of litigation is subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any potential loss cannot be estimated. However, we believe this matter is likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
West Virginia Flooding Litigation
      Three of our subsidiaries have been named in six separate complaints filed in Boone, Kanawha, Wyoming, and McDowell Counties, West Virginia seeking compensation for property damage and personal injury arising out of flooding that occurred in southern West Virginia during heavy rainstorms in July of 2001. These cases, along with approximately 50 similar cases not involving our subsidiaries, include approximately 3,500 plaintiffs and 77 defendants engaged in the extraction of natural resources. Plaintiffs have alleged that timbering, mining and disturbances of surface land by the defendants in the extraction of natural resources caused natural surface waters to be diverted in unnatural ways, thereby resulting in flooding which would not have occurred absent the defendants’ use and disturbance of surface lands.
      These cases have been consolidated pursuant to the Court’s Mass Litigation Rules. The Mass Litigation Panel has ordered that the cases be tried based upon the six geographic watersheds in which the flooding occurred. The first such trial is scheduled for early March 2006; however, our subsidiaries held no active mining permits in the geographic area which is the focus of the first trial. Trials involving two additional watersheds are scheduled for the second half of 2006. No trials are scheduled for the remaining three watersheds. Certain of our defendant subsidiaries did hold multiple active permits in the five remaining geographic watersheds. Our insurance carrier has acknowledged our tender of these claims and is currently providing a defense under applicable policies of insurance.
      While the outcome of litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter ultimately will be resolved without a material adverse effect on our financial condition, results of operations or cash flows.

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
Environmental
      We are subject to federal, state and local environmental laws and regulations, including CERCLA (also known as Superfund), the Superfund Amendments and Reauthorization Act of 1986, the Clean Air Act, the Clean Water Act and the Conservation and Recovery Act. Superfund and similar state laws create liability for investigation and remediation in response to releases of hazardous substances in the environment and for damages to natural resources. Under that legislation and many state Superfund statutes, joint and several liability may be imposed on waste generators, site owners and operators and others regardless of fault. These regulations could require us to do some or all of the following:

•	remove or mitigate the effects on the environment at various sites from the disposal or release of certain substances;

•	perform remediation work at such sites; and

•	pay damages for loss of use and non-use values.
      Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or its former affiliates. Gold Fields is a dormant, non-coal producing entity that was previously managed and owned by Hanson PLC, a predecessor owner of ours. We have been named a potentially responsible party (“PRP”) based on CERCLA at five sites, and claims have been asserted at 17 other sites. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site, as does our estimated share of responsibility.
      Our policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including the nature and extent of contamination, the timing, extent and method of the remedial action, changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. We also assess the financial capability and proportional share of costs of other PRPs and, where allegations are based on tentative findings, the reasonableness of our apportionment. We have not anticipated any recoveries from insurance carriers in the estimation of liabilities recorded in our consolidated balance sheets. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above totaled $42.5 million at December 31, 2005, and $40.5 million at December 31, 2004, $23.6 million and $15.1 million of which was a current liability, respectively. These amounts represent those costs that we believe are probable and reasonably estimable. In September 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRPs’ mining operations caused the EPA to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historic mining sites. Gold Fields has participated in the ongoing settlement discussions. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950s and mined, in accordance with lease agreements and permits, approximately 1.5% of the total amount of the ore mined in the county. Gold Fields believes it has meritorious defenses to these claims. Gold Fields is involved in other litigation in the Picher area, and we have agreed to indemnify one of the defendants in this litigation as discussed under the “Oklahoma Lead Litigation” caption above.

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
Other
      In addition to the matters described above, we are party to other claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings is not likely to have a material adverse effect on our financial condition, results of operations or cash flows.
      While the outcome of litigation is subject to uncertainties, based on our preliminary evaluation of the issues and their potential impact on us, we believe these matters will be resolved without a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.
Executive Officers of the Company
      Set forth below are the names, ages as of February 15, 2006 and current positions of our executive officers. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position

Gregory H. Boyce	51	President and Chief Executive Officer, Director
Sharon D. Fiehler	49	Executive Vice President — Human Resources and Administration
Richard A. Navarre	45	Executive Vice President and Chief Financial Officer
Roger B. Walcott, Jr.	49	Executive Vice President — Resource Management and Strategic Planning
Richard M. Whiting	51	Executive Vice President — Sales, Marketing and Trading
Ian S. Craig	52	Managing Director — Australia Operations
Jiri Nemec	49	Group Vice President — U.S. Eastern Operations
Kemal Williamson	46	Group Vice President — U.S. Western Operations
      In March 2005, Gregory H. Boyce was elected our President and Chief Executive Officer (effective January 1, 2006), after joining us in October 2003 as President and Chief Operating Officer. Mr. Boyce had served as Chief Executive Officer — Energy of Rio Tinto PLC from 2000 to 2003. His prior positions include President and Chief Executive Officer of Kennecott Energy Company from 1994 to 1999 and President of Kennecott Minerals Company from 1993 to 1994. He has extensive engineering and operating experience with Kennecott and also served as Executive Assistant to the Vice Chairman of Standard Oil from 1983 to 1984. Mr. Boyce is a member of the Coal Industry Advisory Board of the International Energy Agency, Board of Directors of The Center for Energy and Economic Development, National Mining Association, National Coal Council and is on the Board of Directors of the American Coal Foundation. He is a past board member of the Western Regional Council, Mountain States Employers

Council and Wyoming Business Council. He also serves on the Board of Directors of the St. Louis Chamber and Growth Association.
      Sharon D. Fiehler has been our Executive Vice President of Human Resources and Administration since April 2002, with executive responsibility for information services, employee development, benefits, compensation, employee relations and affirmative action programs. She joined us in 1981 as Manager — Salary Administration and has held a series of employee relations, compensation and salaried benefits positions. Ms. Fiehler holds degrees in social work and psychology and an MBA, and prior to joining Peabody was a personnel representative for Ford Motor Company. Ms. Fiehler is on the Executive Committee and Board of Directors of Junior Achievement of St. Louis.
      Richard A. Navarre became our Executive Vice President and Chief Financial Officer in February 2001. Prior to that, he was our Vice President and Chief Financial Officer since October 1999. He was President of Peabody COALSALES Company from January 1998 to October 1999 and previously served as President of Peabody Energy Solutions, Inc. Prior to his roles in sales and marketing, he was Vice President of Finance and served as Vice President and Controller. He joined our predecessor company in 1993 as Director of Financial Planning. Prior to joining us, Mr. Navarre was a senior manager with KPMG Peat Marwick. Mr. Navarre is former Chairman of the Bituminous Coal Operators’ Association. He serves on the Board of Advisors to the College of Business for Southern Illinois University at Carbondale. He is a member of Financial Executives International and the NYMEX Coal Advisory Council. Mr. Navarre is on the Board of Directors of the Missouri Historical Society.
      Roger B. Walcott, Jr. became Executive Vice President — Resource Management and Strategic Planning in July 2005. Prior to that, he was our Executive Vice President — Corporate Development since February 2001. He joined us in June 1998 as Executive Vice President. From 1987 to 1998, he was a Senior Vice President and a director with The Boston Consulting Group, where he served a variety of clients in strategy and operational assignments. He joined Boston Consulting Group in 1981, and was Chairman of The Boston Consulting Group’s Human Resource Capabilities Committee. Mr. Walcott holds an MBA with high distinction from the Harvard Business School.
      Richard M. Whiting became Executive Vice President — Sales, Marketing and Trading in October 2002. Previously, Mr. Whiting served as our President and Chief Operating Officer and President of Peabody COALSALES Company. He joined our predecessor company in 1976 and has held a number of operations, sales and engineering positions both at the corporate offices and at field locations. Mr. Whiting is the former Chairman of the National Mining Association’s Safety and Health Committee, the former Chairman of the Bituminous Coal Operators’ Association, a past board member of the National Coal Council and is a member of the Visiting Committee of West Virginia University College of Engineering and Mineral Resources.
      Ian S. Craig was named our Managing Director — Australia Operations in September 2004. From May 2004 to August 2004, Mr. Craig served as Group Executive — Technical Services. He was Group Executive — Powder River Basin Operations from July 2001 to April 2004. Prior to that, he was Managing Director of a former Peabody subsidiary in Australia. Mr. Craig also held a number of management positions within the subsidiary company and other Australian mining organizations. He holds a Bachelor of Applied Science Degree in Mineral Engineering from the South Australian Institute of Technology. Mr. Craig is a Fellow of The Australasian Institute of Mining and Metallurgy.
      Jiri Nemec has been our Group Vice President — U.S. Eastern Operations since July 2005. Previously, Mr. Nemec was Group Executive of Appalachia and Highland Operations from April 2004 to July 2005; Appalachia Operations from January 2001 to April 2004; Midwest Operations from August 1999 to January 2001; and Northern Appalachia Operations from July 1998 to August 1999. He has extensive experience in mining engineering and operations, primarily with a Peabody subsidiary in West Virginia. He holds a Bachelor of Science Degree in Engineering from Pennsylvania State University and an MBA from Washington University.

      Kemal Williamson became our Group Vice President — U.S. Western Operations in July 2005. After joining us in September 2000, Mr. Williamson served as Group Executive — Midwest Operations until April 2004, and then was Group Executive — Powder River Basin Operations until July 2005. He has extensive mining engineering and operations experience in the United States and Australia. Mr. Williamson holds a Bachelor of Science Degree in Mining Engineering from Pennsylvania State University and an MBA from Kellogg Graduate School of Management, Northwestern University.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is listed on the New York Stock Exchange, under the symbol “BTU.” As of February 15, 2006, there were approximately 490 holders of record of our common stock.
      The table below sets forth the range of quarterly high and low sales prices for our common stock (after giving retroactive effect to the two-for-one stock split effective February 22, 2006) on the New York Stock Exchange during the calendar quarters indicated.

	High	Low

2004
First Quarter	$12.65	$9.11
Second Quarter	14.01	10.44
Third Quarter	15.11	12.69
Fourth Quarter	21.70	13.51
2005
First Quarter	$25.47	$18.38
Second Quarter	28.23	19.68
Third Quarter	43.03	26.01
Fourth Quarter	43.48	35.22
Dividend Policy
      The quarterly dividend rate for Common Stock was increased by the Board of Directors to $0.0475 per share (from $0.0375 per share) effective August 4, 2005. We paid quarterly dividends totaling $0.17 per share during the year ended December 31, 2005, and $0.13 per share during the year ended December 31, 2004. The quarterly dividend was again increased (26%) on January 23, 2006, when a dividend of $0.06 per share was declared on Common Stock, payable on February 22, 2006, to stockholders of record on February 7, 2006. The declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt instruments and other factors deemed relevant by our Board of Directors; however, we presently expect that dividends will continue to be paid. Limitations on our ability to pay dividends imposed by our debt instruments are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Stock Split
      On February 22, 2006, we effected a two-for-one stock split on all shares of our common stock. Shareholders of record at the close of business on February 7, 2006, received a dividend of one share of stock for every share held. The stock began trading ex-split on February 23, 2006. On March 30, 2005, we effected a two-for-one stock split on all shares of our common stock. Shareholders of record at the close of business on March 16, 2005 received a dividend of one share of stock for every share held. The stock began trading ex-split on March 31, 2005. All share and per share amounts in this Annual Report on Form 10-K reflect both two-for-one stock splits.

Item 6.	Selected Financial Data.
      The following table presents selected financial and other data about us for the most recent five fiscal years. The following table and the discussion of our results of operations in 2005 and 2004 in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to, and analysis of, our Adjusted EBITDA results. Adjusted EBITDA is defined as income from continuing operations before deducting early debt extinguishment costs, net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.
      On April 15, 2004, we acquired three coal operations from RAG Coal International AG. Our results of operations for the year ended December 31, 2004 include the results of operations of the two mines in Queensland, Australia and the results of operations of the Twentymile Mine in Colorado from the April 15, 2004 purchase date. The acquisition was accounted for as a purchase.
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
      We have derived the selected historical financial data for the years ended and as of December 31, 2005, 2004, 2003 and 2002 and the nine months ended and as of December 31, 2001 from our audited financial statements. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect the two-for-one stock splits, effective February 22, 2006, and March 30, 2005. You should read the following table in conjunction with the financial statements, the related notes to those financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, the Risk Factors section of Item 1A of this report includes a discussion of risk factors that could impact our future results of operations.

					Nine Months
	Year Ended	Year Ended	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001

	(Dollars in thousands, except share and per share data)
Results of Operations Data
Revenues
Sales	$4,545,323	$3,545,027	$2,729,323	$2,630,371	$1,869,321
Other revenues	99,130	86,555	85,973	89,267	57,029

Total revenues	4,644,453	3,631,582	2,815,296	2,719,638	1,926,350
Costs and expenses
Operating costs and expenses	3,715,836	2,965,541	2,332,137	2,225,344	1,588,596
Depreciation, depletion and amortization	316,114	270,159	234,336	232,413	171,020
Asset retirement obligation expense	35,901	42,387	31,156	—	—
Selling and administrative expenses	189,802	143,025	108,525	101,416	73,553
Other operating income:
Net gain on disposal of assets	(101,487)	(23,829)	(32,772)	(15,763)	(22,160)
(Income) loss from equity affiliates	(30,096)	(12,399)	(2,872)	2,540	(190)

Operating profit	518,383	246,698	144,786	173,688	115,531
Interest expense	102,939	96,793	98,540	102,458	88,686
Early debt extinguishment costs	—	1,751	53,513	—	38,628
Interest income	(10,641)	(4,917)	(4,086)	(7,574)	(2,155)

Income (loss) before income taxes and minority interests	426,085	153,071	(3,181)	78,804	(9,628)
Income tax provision (benefit)	960	(26,437)	(47,708)	(40,007)	(7,193)
Minority interests	2,472	1,282	3,035	13,292	7,248

Income (loss) from continuing operations	422,653	178,226	41,492	105,519	(9,683)
Loss from discontinued operations	—	(2,839)	—	—	—

Income (loss) before accounting changes	422,653	175,387	41,492	105,519	(9,683)
Cumulative effect of accounting changes	—	—	(10,144)	—	—

Net income (loss)	$422,653	$175,387	$31,348	$105,519	$(9,683)

Basic earnings (loss) per share from continuing operations	$1.62	$0.72	$0.19	$0.51	$(0.05)
Diluted earnings (loss) per share from continuing operations	$1.58	$0.70	$0.19	$0.49	$(0.05)
Weighted average shares used in calculating basic earnings (loss) per share	261,519,424	248,732,744	213,638,084	208,662,940	194,985,776
Weighted average shares used in calculating diluted earnings (loss) per share	268,013,476	254,812,632	219,342,512	215,287,040	194,985,776
Dividends declared per share	$0.17	$0.13	$0.11	$0.10	$0.05
Other Data
Tons sold (in millions)	239.9	227.2	203.2	197.9	146.5
Net cash provided by (used in):
Operating activities	$702,759	$283,760	$188,861	$234,804	$99,492
Investing activities	(584,202)	(705,030)	(192,280)	(144,078)	(172,989)
Financing activities	(4,915)	693,404	48,598	(58,398)	49,396
Adjusted EBITDA(1)	870,398	559,244	410,278	406,101	286,551
Additions to property, plant, equipment and mine development	384,304	151,944	156,443	208,562	194,246
Federal coal lease expenditures	118,364	114,653	—	—	—
Purchase of mining and related assets	141,195	—	—	—	—
Balance Sheet Data (at period end)
Total assets	$6,852,006	$6,178,592	$5,280,265	$5,125,949	$5,150,902
Total debt	1,405,506	1,424,965	1,196,539	1,029,211	1,031,067
Total stockholders’ equity	2,178,467	1,724,592	1,132,057	1,081,138	1,035,472

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

      Adjusted EBITDA is calculated as follows, in thousands (unaudited):

					Nine Months
	Year Ended	Year Ended	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001

Income (loss) from continuing operations	$422,653	$178,226	$41,492	$105,519	$(9,683)
Income tax provision (benefit)	960	(26,437)	(47,708)	(40,007)	(7,193)
Depreciation, depletion and amortization	316,114	270,159	234,336	232,413	171,020
Asset retirement obligation expense	35,901	42,387	31,156	—	—
Interest expense	102,939	96,793	98,540	102,458	88,686
Early debt extinguishment costs	—	1,751	53,513	—	38,628
Interest income	(10,641)	(4,917)	(4,086)	(7,574)	(2,155)
Minority interests	2,472	1,282	3,035	13,292	7,248

Adjusted EBITDA	$870,398	$559,244	$410,278	$406,101	$286,551

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      We are the largest private sector coal company in the world, with majority interests in 34 active coal operations located throughout all major U.S. coal producing regions and internationally in Australia. In 2005, we sold 239.9 million tons of coal that accounted for an estimated 21.5% of all U.S. coal sales, and were more than 69% greater than the sales of our closest domestic competitor and 49% more than our closest international competitor. Based on Energy Information Administration (“EIA”) estimates, demand for coal in the United States was more than 1.1 billion tons in 2005. Domestic consumption of coal is expected to grow at a rate of 1.7% per year through 2030 when U.S. coal demand is forecasted to be 1.8 billion tons. The EIA expects demand for coal use at coal-to-liquids (“CTL”) plants to grow to 190 million tons by 2030. Coal-fueled generation is used in most cases to meet baseload electricity requirements, and coal use generally grows at the approximate rate of electricity growth, which is expected to average 1.6% annually through 2025. Coal production from west of the Mississippi River is projected to provide most of the incremental growth as Western production increases to a 63% share of total production in 2030. In 2004, coal’s share of electricity generation was approximately 51%, a share that the EIA projects will grow to 57% by 2030.
      Our primary customers are U.S. utilities, which accounted for 87% of our sales in 2005. We typically sell coal to utility customers under long-term contracts (those with terms longer than one year). During 2005, approximately 90% of our sales were under long-term contracts. As of December 31, 2005, our unpriced volumes for 2006 were 15 to 25 million tons on expected production of 230 to 240 million tons and total sales of 255 to 265 million tons. As discussed more fully in Item 1A. Risks Factors, our results of operations in the near term could be negatively impacted by poor weather conditions, unforeseen geologic conditions or equipment problems at mining locations, and by the availability of transportation for coal shipments. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves, find replacement buyers for coal under contracts with comparable terms to existing contracts, or the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation. In the past, we have achieved production levels that are relatively consistent with our projections.
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
      Our Australian Mining operations consist of our North Goonyella underground mine and our Wilkie Creek, Burton and Eaglefield surface mines. Eaglefield is a surface operation adjacent to, and fulfilling contract tonnages in conjunction with, the North Goonyella underground mine. In the first quarter of 2006, we will begin production at the 0.6 million ton per year Baralaba Mine, of which we own a 62.5% interest. The Baralaba Mine will produce PCI, a substitute for metallurgical coal, and steam coal. Australian Mining operations are characterized by both surface and underground extraction processes, mining low-sulfur, high Btu coal sold to an international customer base. Primarily, metallurgical coal is produced from our Australian mines. Metallurgical coal is approximately 5% of our total sales volume and approximately 2% of U.S. sales volume.
      We own a 25.5% interest in Carbones del Guasare, which owns and operates the Paso Diablo Mine in Venezuela. The Paso Diablo Mine produces approximately 6 to 8 million tons of steam coal annually for export to the United States and Europe. Each of our mining operations is described in Item 1 of this report.
      In addition to our mining operations, which comprised 85% of revenues in 2005, we also generate revenues from brokering and trading coal (15% of revenues), and by creating value from our vast natural resource position by selling non-core land holdings and mineral interests to generate additional cash flows as well as other ventures described below.
      We continue to pursue the development of coal-fueled generating projects in areas of the U.S. where electricity demand is strong and where there is access to land, water, transmission lines and low-cost coal. The projects involve mine-mouth generating plants using our surface lands and coal reserves. Our ultimate role in these projects could take numerous forms, including, but not limited to equity partner, contract miner or coal lessor. The projects we are currently pursuing are as follows: the 1,500-megawatt Prairie State Energy Campus in Washington County, Illinois; the 1,500-megawatt Thoroughbred Energy Campus in Muhlenberg County, Kentucky; and the 300-megawatt Mustang Energy Project near Grants, New Mexico. The plants, assuming all necessary permits and financing are obtained and following selection of partners and sale of a majority of the output of each plant, could be operational following a four-year construction phase. The first of these plants would not be operational earlier than mid-2010.
      In February 2005, a group of Midwest rural electric cooperatives and municipal joint action agencies entered into definitive agreements to acquire 47% of the Prairie State Energy Campus project. After an initial appeal, the Illinois Environmental Protection Agency reissued the air permit on April 28, 2005. The same parties who filed the earlier permit challenge filed a new appeal on June 8, 2005. We believe the permit was appropriately issued and expect to prevail in the appeal process. Various other required permits are in process and may also be subject to challenge. If successfully completed, the Prairie State Energy Campus project would utilize approximately six million tons of coal each year.
      During 2005, we engaged in several BTU conversion projects which are designed to expand the uses of coal through various technologies. We are a founding member of the FutureGen Industrial Alliance, a non-profit company that is partnering with the U.S. Department of Energy to facilitate the design, construction and operation of the world’s first near-zero emission coal-fueled power plant. FutureGen will demonstrate advanced coal-based technologies to generate electricity and also produce hydrogen to power fuel cells for transportation and other energy needs. The technology also will integrate the capture of carbon emissions with carbon sequestration, helping to address the issue of climate change as energy demand continues to grow worldwide. We also entered into an agreement to acquire a 30% interest in Econo-Power International Corporation (“EPICtm”), which owns and markets modular coal gasifiers for industrial applications. The EPIC Clean Coal Gasification Systemtm uses air-blown gasifiers to convert coal into a synthetic gas that is ideal for industrial applications. In late 2005, we entered into a memorandum of understanding with ArcLight Capital Partners, LLC to advance project development of a commercial-scale coal gasification project in Illinois that would transform coal into pipeline-quality synthetic natural gas. The initial project would be designed with ConocoPhillips’ “E-Gastm” Technology. When completed, the plant would be one of the largest coal-to-natural-gas plants in the United States and would require at least three million tons of Illinois Basin coal per year to fuel two gasifier trains that could produce more than 35 billion cubic feet of synthetic natural gas.
      Effective January 1, 2006, Gregory H. Boyce became our President and Chief Executive Officer after we completed an orderly succession planning process. Irl F. Engelhardt, our former Chief Executive Officer, remains employed as Chairman of the Board. Effective March 1, 2005, Mr. Boyce was also elected to the Board of Directors and Chairman of the Executive Committee of the Board.
      Effective March 30, 2005, we implemented a two-for-one stock split on all shares of our common stock. Subsequently, on February 22, 2006, we implemented another two-for-one stock split on all shares of our then outstanding common stock. All share and per share amounts in this annual report on Form 10-K reflect both stock splits. During July 2005, we increased our quarterly dividend 27% to $0.0475 per share and our Board of Directors authorized a share repurchase program of up to 5% of the outstanding shares of our common stock. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. On January 23, 2006, our Board of Directors authorized a 26% increase in our dividend, to $0.06 per share, to shareholders of record on February 7, 2006.
      In July 2005, the Board of Directors elected John F. Turner as an independent director who serves on the Board’s Nominating and Corporate Governance Committee. Turner is former U.S. Assistant Secretary of State for Oceans and International Environmental and Scientific Affairs (“OES”) within the State Department and is the past President and Chief Executive Officer of the Conservation Fund, a national nonprofit organization dedicated to public-private partnerships to protect land and water resources. He has also served as the Director of the U.S. Fish and Wildlife Service, with responsibility for increasing wetland protection and establishing 55 National Wildlife Refuges, the most of any administration in the nation’s history.
Results of Operations

Adjusted EBITDA
      The discussion of our results of operations in 2005 and 2004 below includes references to, and analysis of, our segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as income from continuing operations before deducting early debt extinguishment costs, net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles, in Note 27 to our consolidated financial statements included in this report.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Summary
      Our 2005 revenues of $4.64 billion increased 27.9% over the prior year. Revenues were driven higher by improved pricing in all of our mining operations and another year of industry-record sales volume with 239.9 million tons sold compared to 227.2 million tons in 2004.
      For the year, Segment Adjusted EBITDA of $1.08 billion was a 39.5% increase over the prior year. Segment Adjusted EBITDA was higher in the current year due to increases in sales volumes and prices at our U.S. and Australian Mining Operations. Results in our Western U.S. Mining Operations segment include amounts for our April 15, 2004, acquisition of the Twentymile Mine in Colorado. Results in our Australian Mining Operations segment include amounts for our April 15, 2004, acquisition of the Burton and North Goonyella Mines as well as the opening of the Eaglefield Mine adjacent to the North Goonyella Mine in the fourth quarter of 2004. Our Corporate and Other segment includes results from our December 2004 acquisition of a 25.5% interest in Carbones del Guasare, which owns and operates the Paso Diablo Mine in Venezuela. In addition, higher gains on property transactions contributed to higher year over year results.
      Net income was $422.7 million in 2005, or $1.58 per share, an increase of 141.0% over 2004 net income of $175.4 million, or $0.69 per share. The increase in net income was primarily due to improved Segment Adjusted EBITDA discussed above.

Tons Sold
      The following table presents tons sold by operating segment for the years ended December 31, 2005 and 2004:

	Year Ended		Increase
	December 31,		(Decrease)

	2005	2004	Tons	%

	(Tons in millions)
Western U.S. Mining Operations	154.3	142.2	12.1	8.5%
Eastern U.S. Mining Operations	52.5	51.7	0.8	1.5%
Australian Mining Operations	8.3	6.1	2.2	36.1%
Trading and Brokerage Operations	24.8	27.2	(2.4)	(8.8)%

Total	239.9	227.2	12.7	5.6%

Revenues
      The table below presents revenues for the years ended December 31, 2005 and 2004:

			Increase
	Year Ended	Year Ended	to Revenues
	December 31,	December 31,
	2005	2004	$	%

	(Dollars in thousands)
Sales	$4,545,323	$3,545,027	$1,000,296	28.2%
Other revenues	99,130	86,555	12,575	14.5%

Total revenues	$4,644,453	$3,631,582	$1,012,871	27.9%

      Our revenues increased by $1.01 billion, or 27.9%, to $4.64 billion compared to prior year. The three mines we acquired in the second quarter of 2004 contributed $365.2 million of revenue growth due to the additional 105 days of operations in 2005 compared to the prior year. The remaining $647.7 million of revenue growth was driven by higher sales prices and volumes across all mining segments and improved volumes in our brokerage operations.
      Sales increased 28.2% to $4.55 billion in 2005, reflecting increases in every operating segment. Western U.S. Mining sales increased $222.2 million, Eastern U.S. Mining sales were $224.0 million higher, sales in Australia Mining improved $328.0 million and sales from our brokerage operations increased $226.0 million. Sales in every segment increased on improved pricing, and volumes were higher in every segment other than Trading and Brokerage. Our average sales price per ton increased 17.4% during 2005 due to increased demand for all of our coal products, which drove pricing higher, particularly in the regions where we produce metallurgical coal. Prices for metallurgical coal and our ultra-low sulfur Powder River Basin coal have been the subject of increasing demand. We sell metallurgical coal from our Eastern U.S. and Australian Mining operations. We sell ultra-low sulfur Powder River Basin coal from our Western U.S. Mining operations. The sales mix also improved due to an increase in sales from our Australian Mining segment, where per ton prices are higher than in domestic markets due primarily to a higher proportion of metallurgical coal production in the Australian segment sales mix.
      The increase in Eastern U.S. Mining operations sales was primarily due to improved pricing for both steam and metallurgical coal from the region. Sales in Appalachia increased $118.6 million, or 17.1% and sales in the Midwest increased $105.4 million, or 13.6%. On average, prices in our Eastern U.S. Mining operations increased 14.1% to $33.10 per ton. Production increases in the Midwest were partially offset by lower production in Appalachia compared to the prior year. Most of the decrease in production in Appalachia occurred during the fourth quarter as our largest metallurgical coal mine worked to develop a new section and relocate its longwall. Sales increased in our Western U.S. Mining operations due to higher demand-driven volumes and prices. Overall, prices in our Western U.S. Mining operations increased 6.6% to $10.45 per ton. In the West, sales increased the most in the Powder River Basin, which improved $149.8 million due to increased sales prices and volumes. Powder River Basin production and sales volumes were up as a result of increasingly strong demand for the mines’ low-sulfur product, which continues to expand its market area geographically. Powder River Basin operations were able to ship record volumes during 2005 by overcoming train derailments and weather and track maintenance disruptions on the main shipping line out of the basin. Our Twentymile Mine, acquired in April of 2004, helped our Colorado operations contribute an additional $67.3 million to sales compared to prior year due to an additional four months of ownership, higher prices and increased mine productivity. Sales from our Southwestern operations, where the Black Mesa Mine closed at the end of 2005, were comparable to prior year. Sales from our Australian Mining operations were $328.0 million, or 122.1%, higher than in 2004. The increase in Australian sales was due primarily to a 63.3% increase in per ton sales prices largely due to higher international metallurgical coal prices, an increase in volumes which included the opening of our Eaglefield surface mine at the end of 2004, and $197.6 million of incremental sales from the two mines we acquired in April 2004 due to 105 additional days of operations in 2005 compared to 2004. Our Trading and Brokerage operations sales increased $226.0 million in 2005 compared to prior year due to an increase in average per ton prices and higher eastern U.S. and international brokerage volumes.
      Other revenues increased $12.6 million, or 14.5%, compared to prior year primarily due to proceeds from a purchase contract restructuring and higher synthetic fuel revenues in the Midwest.

Segment Adjusted EBITDA
      Our total segment Adjusted EBITDA of $1.08 billion for 2005 was $305.5 million higher than 2004 segment Adjusted EBITDA of $773.8 million, and was composed of the following:

			Increase to Segment
	Year Ended	Year Ended	Adjusted EBITDA
	December 31,	December 31,
	2005	2004	$	%

	(Dollars in thousands)
Western U.S. Mining	$459,039	$402,052	$56,987	14.2%
Eastern U.S. Mining	374,628	280,357	94,271	33.6%
Australian Mining	202,582	50,372	152,210	302.2%
Trading and Brokerage	43,058	41,039	2,019	4.9%

Total Segment Adjusted EBITDA	$1,079,307	$773,820	$305,487	39.5%

      Adjusted EBITDA from our Western U.S. Mining operations increased $57.0 million during 2005 due to a margin per ton increase of $0.15, or 5.3%, and a sales volume increase of 12.1 million tons. The Twentymile Mine, acquired in April of 2004, contributed $25.4 million more to Adjusted EBITDA in 2005 than in 2004, due to four months of incremental ownership and a 22.2% increase in per ton margin. The remaining increase in Adjusted EBITDA was driven by our Powder River Basin operations, which improved by $53.5 million and earned 12.3% higher per ton margins while increasing volumes 8.5% in response to greater demand for our low-sulfur products. Improved revenues overcame increased unit costs that resulted from higher fuel costs, lower than anticipated volume due to rail difficulties and an increase in revenue-based royalties and production taxes. Improvements in the Powder River Basin and Colorado overcame a decrease in Adjusted EBITDA of $13.5 million for our Southwest operations primarily due to lower volume and higher fuel costs. Pricing improvements in the Powder River Basin generally offset higher costs for fuel and explosives.
      Eastern U.S. Mining operations’ Adjusted EBITDA increased $94.3 million, or 33.6%, compared to prior year primarily due to an increase in margin per ton of $1.71, or 31.5%. Our Appalachia operations’ Adjusted EBITDA increased $44.2 million, or 29.8%, as a result of sales price increases, partially offset by lower production at two of our mines and higher costs related to geologic issues, contract mining and roof support. Results in our Midwest operations were improved $50.1 million, or 37.9%, compared to prior year as benefits of higher volumes and prices were partially offset by higher costs due to higher fuel, repair and maintenance costs and the impact of heavy rainfall on surface operations early in the year.
      Our Australian Mining operations’ Adjusted EBITDA increased $152.2 million in the current year, a 302.2% increase compared to prior year due to an increase of $16.23, or 197.4%, in margin per ton and 2.2 million additional tons shipped. Our Australian operations produce mostly (75% to 85%) high margin metallurgical coal. The two mines we acquired in April 2004 added $87.4 million to Adjusted EBITDA compared to eight months of ownership in 2004. The remaining increase of $64.8 million was primarily due to an increase in volume, including tonnage from our surface operation opened at the end of the prior year, and an increase of 63.3% in average per ton sale price. While current year margins benefited from strong sales prices, margin growth was limited by the impact of port congestion, related demurrage costs and higher costs due to geological problems at the underground mine.
      Trading and Brokerage operations’ Adjusted EBITDA increased $2.0 million from the prior year primarily due to higher brokerage results. Results in 2005 included a net charge of $4.0 million, primarily related to the breach of a coal supply contract by a producer (see Note 3).

Reconciliation of Segment Adjusted EBITDA to Income Before Income Taxes and Minority Interests

			Increase (Decrease)
	Year Ended	Year Ended	to Income
	December 31,	December 31,
	2005	2004	$	%

	(Dollars in thousands)
Total Segment Adjusted EBITDA	$1,079,307	$773,820	$305,487	39.5%
Corporate and Other Adjusted EBITDA	(208,909)	(214,576)	5,667	2.6%
Depreciation, depletion and amortization	(316,114)	(270,159)	(45,955)	(17.0)%
Asset retirement obligation expense	(35,901)	(42,387)	6,486	15.3%
Early debt extinguishment costs	—	(1,751)	1,751	n/a
Interest expense	(102,939)	(96,793)	(6,146)	(6.3)%
Interest income	10,641	4,917	5,724	116.4%

Income before income taxes and minority interests	$426,085	$153,071	$273,014	178.4%

      Income before income taxes and minority interest of $426.1 million for the current year is $273.0 million, or 178.4%, higher than prior year primarily due to improved segment Adjusted EBITDA as discussed above. Increases in depreciation, depletion and amortization expense and interest expense offset improvements in Corporate and Other Adjusted EBITDA, asset retirement obligation expense, debt extinguishment costs and interest income.
      Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income from our Venezuelan joint venture, net gains on asset disposals or exchanges, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development and resource management. The $5.7 million improvement in Corporate and Other Adjusted EBITDA (net expense) in 2005 compared to 2004 included:

•	net gains on asset sales that were $77.7 million higher than prior year primarily due to a $37.4 million gain from a property exchange related to settlement of a contract dispute with a third-party coal supplier (see Note 3), sales of Penn Virginia Resource Partners, L.P. (“PVR”) units ($31.1 million) (see Note 11), resource sales involving non-strategic coal assets and properties ($12.5 million), and an asset exchange in which we acquired Illinois Basin coal reserves ($6.2 million). The gain from PVR unit sales in 2005 was from the sale of all of our remaining 0.838 million units compared to a gain of $15.8 million on the sale of 0.775 million units in two separate transactions during 2004. All other gains on asset disposals in 2005 and 2004 were $14.3 million and $8.0 million, respectively;

•	higher equity income of $18.7 million from our 25.5% interest in Carbones del Guassare (acquired in December 2004), which owns and operates the Paso Diablo Mine in Venezuela, and;

•	lower net expenses related to generation development of $5.1 million, primarily due to reimbursements from the Prairie State Energy Campus partnership group.
      These improvements were partially offset by:

•	a $36.0 million increase in past mining obligations expense, primarily related to higher retiree health care costs. The increase in retiree health care costs was actuarially driven by higher trend rates, and lower interest discount assumptions and higher amortization of actuarial losses in 2005, and;

•	an increase of $46.8 million in selling and administrative expenses primarily related to accruals for higher short-term and long-term performance-based incentive plans ($32.2 million). These incentives are principally long-term plans that are driven by total shareholder returns. Our share price increased 104% during 2005, significantly outperforming industrial benchmarks and our coal peer group average. The remaining increase in selling and administrative expenses was due to higher personnel and outside services costs needed to advance our growth initiatives in areas such as China and BTU conversion, acquisitions and regulatory costs (e.g. Sarbanes-Oxley), and an increase in advertising costs related to an industry awareness campaign launched in late 2005.

      Depreciation, depletion and amortization increased $46.0 million during 2005. Approximately 56% of the increase was due to acquisitions completed during 2004 and the remainder was from increased volumes at existing mines and operations opened during 2005. Asset retirement obligation expense decreased $6.5 million in 2005 due to additional expenses incurred in 2004 to accelerate the planned reclamation of certain closed mine sites. Interest expense increased $6.1 million primarily related to a full year of interest in 2005 on $250 million of 5.875% Senior Notes issued in late March of 2004 and increases in the cost of floating rate debt due to higher interest rates. Interest income improved $5.7 million due to higher yields on short-term interest rates and an increase in invested balances due to improved cash flows during 2005.

Net Income

			Increase (Decrease) to
	Year Ended	Year Ended	Income
	December 31,	December 31,
	2005	2004	$	%

	(Dollars in thousands)
Income before income taxes and minority interests	$426,085	$153,071	$273,014	178.4%
Income tax benefit (provision)	(960)	26,437	(27,397)	(103.6)%
Minority interests	(2,472)	(1,282)	(1,190)	(92.8)%

Income from continuing operations	422,653	178,226	244,427	137.1%
Loss from discontinued operations	—	(2,839)	2,839	n/a

Net income	$422,653	$175,387	$247,266	141.0%

      Net income increased $247.3 million, or 141.0%, compared to the prior year due to the increase in income before income taxes and minority interests discussed above, partially offset by increases in our income tax provision. The income tax benefit in 2004 included a $25.9 million reduction in the valuation allowance on net operating loss carry-forwards (“NOLs”) and alternative minimum tax credits. The income tax provision in 2005 was higher based on the increase in pretax income which was partially offset by the higher permanent benefit of percentage depletion and the partial benefit of tax loss from a deemed liquidation of a subsidiary arising as an indirect consequence of a comprehensive and strategic internal restructuring we completed during 2005. This restructuring resulted from efforts to better align corporate ownership of subsidiaries on a geographic and functional basis.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Summary
      In 2004, our revenues increased to $3.63 billion, 29.0% higher than 2003, led by improved pricing and an industry-record sales volume of 227.2 million tons. Mines acquired in April 2004 contributed $335.0 million of sales and 11.0 million tons to our 2004 results.
      Segment Adjusted EBITDA for 2004 totaled $773.8 million, a 28.1% increase over $603.9 million in the prior year. Segment Adjusted EBITDA was higher in 2004 due to increased sales volumes and prices.
      Net income in 2004 was $175.4 million, or $0.69 per share, an increase of 459.5% over 2003 net income of $31.3 million, or $0.14 per share. The increase in net income was primarily due to improved operating results and acquisitions in 2004, and the impact in 2003 of $53.5 million in pretax early debt extinguishment charges and a $10.1 million after tax charge for the cumulative effect of accounting changes.

Tons Sold
      The following table presents tons sold by operating segment for the years ended December 31, 2004 and 2003:

	Year Ended
	December 31,		Increase

	2004	2003	Tons	%

	(Tons in millions)
Western U.S. Mining Operations	142.2	129.6	12.6	9.7%
Eastern U.S. Mining Operations	51.7	46.3	5.4	11.7%
Australian Mining Operations	6.1	1.3	4.8	369.2%
Trading and Brokerage Operations	27.2	26.0	1.2	4.6%

Total	227.2	203.2	24.0	11.8%

Revenues
      The table below presents revenues for the years ended December 31, 2004 and 2003:

			Increase to
	Year Ended	Year Ended	Revenues
	December 31,	December 31,
	2004	2003	$	%

	(Dollars in thousands)
Sales	$3,545,027	$2,729,323	$815,704	29.9%
Other revenues	86,555	85,973	582	0.7%

Total revenues	$3,631,582	$2,815,296	$816,286	29.0%

      Revenues increased by 29.0%, or $816.3 million, over 2003. The acquisition of three mines in April 2004 contributed $335.0 million of total revenue and 11.0 million tons during the year. Excluding revenues from acquisitions during 2004, U.S. Mining revenues increased $375.4 million, and revenues from our brokerage operations increased $110.9 million on higher pricing and volume worldwide. Our average sales price per ton increased 14.6% during 2004 due to increased overall demand, which has driven pricing higher, most notably in Appalachia, and a change in sales mix. The sales mix has benefited from the increase in sales from the Australian segment, where per ton prices are higher than in domestic markets. In addition to geographic mix changes, our 2004 revenues included a greater proportion of higher priced metallurgical coal sales. Pricing of metallurgical coal responded to increased international demand for the product. We sell metallurgical coal from our Eastern U.S. and Australian Mining operations. Other revenues were relatively unchanged from 2003.
      In our Eastern U.S. Mining operations, revenues increased $302.8 million, or 25.3%, as a result of higher pricing and volumes from strong steam and metallurgical coal demand. Production increases at most eastern mines more than offset lower than expected production at certain of our mines and from contract sources as a result of geologic difficulties and from congestion-related shipping delays and hurricane-related production disruptions and delays to rail and export shipments. Appalachian revenues led the Eastern U.S. increase, benefiting the most from price increases while also increasing production and sales volumes. Revenues in Appalachia increased $188.1 million, or 37.0%, while in the Midwest, revenues increased by $114.7 million, or 16.6%. Revenues in our Western U.S. Mining operations increased $171.6 million, or 14.0%, on both increased volumes and prices. However, the primary driver of increased revenues in the West was a 12.6 million ton increase in sales volume. Growth in volumes were primarily in the Powder River Basin operations, where revenues were up $58.6 million, or 7.5%, and from the addition of the Twentymile Mine in April 2004, which added $99.0 million to sales. Powder River Basin production and sales volumes were up as a result of stronger demand for the mines’ low-sulfur product, which overcame difficulties with rail service, downtime at the North Antelope Rochelle Mine to upgrade the loading facility and poor weather, which impaired production early in the year. Revenues in our Australian

Mining operations increased $241.5 million compared to 2003 due primarily to the acquisition of two operating mines during 2004 and benefiting from higher overall pricing for our products there.

Segment Adjusted EBITDA
      Our total segment Adjusted EBITDA of $773.8 million for 2004 was $169.9 million higher than 2003 segment Adjusted EBITDA of $603.9 million, and was composed of the following:

			Increase (Decrease) to
			Segment Adjusted
	Year Ended	Year Ended	EBITDA
	December 31,	December 31,
	2004	2003	$	%

	(Dollars in thousands)
Western U.S. Mining	$402,052	$356,898	$45,154	12.7%
Eastern U.S. Mining	280,357	198,964	81,393	40.9%
Australian Mining	50,372	2,225	48,147	2163.9%
Trading and Brokerage	41,039	45,828	(4,789)	(10.4)%

Total Segment Adjusted EBITDA	$773,820	$603,915	$169,905	28.1%

      Western U.S. Mining operations Adjusted EBITDA increased $45.2 million during 2004, margin per ton increased $0.07, or 2.5%, while sales volume increased 12.6 million tons. The April 2004 acquisition of the Twentymile Mine contributed to $31.2 million of Adjusted EBITDA increase and sales volume, adding 6.2 million tons of the volume increase in 2004. An increase of $20.0 million in Adjusted EBITDA in the Powder River Basin, due primarily to increases in sales volume, contributed most of the remaining improvement in the West. Our Powder River Basin operations continued to benefit from strong demand, leading to record shipping levels which overcame the effects of a planned outage earlier in the year to increase throughput at our North Antelope Rochelle Mine, rail service problems throughout the year and the shutdown of our Big Sky Mine at the end of 2003. Results in the Southwest approximated 2003 levels. Pricing improvements generally offset higher costs for fuel and explosives.
      Adjusted EBITDA from our Eastern U.S. Mining operations increased $81.4 million, or 40.9%, compared to 2003 due to an increase in margin per ton of $1.11, or 25.8%, and an increase in volume by 5.4 million, or 11.7%. Improved pricing led to increased margins in our Eastern operations, despite higher processing costs incurred to upgrade from steam to metallurgical quality, the cost of substitute coal purchases to enable production to be sold in higher-value metallurgical coal markets, hurricane-related transportation and production interruption and increased fuel and steel costs. Appalachia operations drove the improvement in the East with a $101.5 million increase in Adjusted EBITDA. The Appalachia region benefited from strong demand driven pricing and volume and increased higher-priced metallurgical coal sales. Our operations in Appalachia also benefited during the current year from $21.0 million in insurance recoveries, more than offsetting higher costs due to equipment and geologic difficulties at a mine in Kentucky and a $9.6 million increase in earnings from our equity interest in a joint venture. Adjusted EBITDA in the Midwest was $20.1 million less than 2003 as increased production and sales, as well as higher overall sales prices, did not overcome poor geologic conditions at certain mines, higher equipment repair costs and higher fuel and steel costs.
      Our Australian Mining operations Adjusted EBITDA increased $48.1 million in 2004. Our acquisition of two mines in April 2004 added 4.8 million tons and increased overall sales volume to 6.1 million tons. Most of the increase in sales tonnage was in higher margin metallurgical coal sales, driving a margin per ton increase of $6.55, or nearly 400%. The acquisitions in 2004 contributed $43.1 million of Adjusted EBITDA to results for the year.
      Trading and Brokerage Adjusted EBITDA decreased $4.8 million from 2003 primarily due to higher brokerage results in 2003. Adjusted EBITDA from trading activities increased over 2003 due to improved pricing on our long position, and pure brokerage results improved on higher pricing and volumes, particularly in international brokerage.

Reconciliation of Segment Adjusted EBITDA to Income (Loss) Before Income Taxes and Minority Interests

			Increase (Decrease)
	Year Ended	Year Ended	to Income
	December 31,	December 31,
	2004	2003	$	%

	(Dollars in thousands)
Total Segment Adjusted EBITDA	$773,820	$603,915	$169,905	28.1%
Corporate and Other Adjusted EBITDA	(214,576)	(193,637)	(20,939)	(10.8)%
Depreciation, depletion and amortization	(270,159)	(234,336)	(35,823)	(15.3)%
Asset retirement obligation expense	(42,387)	(31,156)	(11,231)	(36.0)%
Early debt extinguishment costs	(1,751)	(53,513)	51,762	96.7%
Interest expense	(96,793)	(98,540)	1,747	1.8%
Interest income	4,917	4,086	831	20.3%

Income (loss) before income taxes and minority interests	$153,071	$(3,181)	$156,252	n/a

      Total segment Adjusted EBITDA of $773.8 million for 2004 is compared with $603.9 million from 2003 in the discussion above. Corporate and Other Adjusted EBITDA results include selling and administrative expenses, net gains on asset disposals, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development, resource management and our Venezuelan mining operations. The increase in Corporate and Other Adjusted EBITDA (net expense) in 2004 compared to 2003 was primarily due to:

•	net gains on asset sales were $8.8 million higher in 2003, which included gains of $18.8 million on the sale of land, coal reserves and oil and gas rights, $6.4 million of other asset disposals, and $7.6 million from the sale of 1.15 million units of PVR, while 2004 included gains of only $8.0 million from other asset disposals and a $15.8 million gain from the sale of a total of 0.775 million units of PVR in two separate transactions;

•	increased costs in 2004 for generation development ($5.3 million) related to the further development of the Prairie State and Thoroughbred Energy campuses;

•	higher selling and administrative expenses of $34.5 million, primarily associated with higher long-term incentive costs ($17.8 million), pensions, an increase in outside services costs (including costs related to compliance with the Sarbanes-Oxley Act) and the impact of acquisitions during 2004; and

•	a $2.9 million increase in our accrual for future environmental obligations.
      These increased costs compared to 2003 were partially offset by the gain on sale of PVR units discussed above and:

•	lower costs ($29.0 million) in 2004 associated with past mining obligations, primarily lower retiree health care costs from the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and lower closed and suspended mine spending;

•	contributions ($1.2 million) to Adjusted EBITDA from the December 2004 acquisition of a 25.5% interest in the Paso Diablo Mine in Venezuela.
      Depreciation, depletion and amortization increased $35.8 million during 2004 due to higher volume and acquisitions. Asset retirement obligation expense increased $11.2 million during 2004 due to increased or accelerated reclamation work at certain closed mine sites and the acquisition of additional mining operations.

      Debt extinguishment costs were $51.8 million higher in 2003 due to the significant prepayment premiums associated with the March 2003 refinancing, discussed in Note 14 to our consolidated financial statements.

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

      The increase of $144.0 million in net income from 2003 to 2004 was due to the increase in income (loss) before income taxes and minority interests ($156.3 million) discussed above and the impacts of the following:

•	a $21.3 million lower tax benefit in 2004. The tax benefit recorded in 2004 differs from the benefit in 2003 primarily as a result of significantly higher pre-tax income, partially offset by the higher permanent benefit of percentage depletion. The 2004 tax benefit also included a net $25.9 million reduction in the valuation allowance on those NOLs and alternative minimum tax credits. We evaluated and assessed the expected near-term utilization of NOLs, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the amount and timing of valuation allowance adjustments;

•	a $2.8 million loss, net of tax, from discontinued operations in 2004 due to costs to resolve a contract indemnification claim related to our former Citizens Power subsidiary;

•	lower minority interests during 2004 due to the acquisition in April 2003 of the remaining 18.3% of Black Beauty Coal Company; and

•	a charge in 2003 for the cumulative effect of accounting changes, net of income taxes, of $10.1 million, relating to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), the change in method of amortization of actuarial gains and losses related to net periodic postretirement benefit costs and the effect of the recession of Emerging Issues Task Force (“EITF”) No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” as discussed in Note 7 to the consolidated financial statements.
Outlook

Events Impacting Near-Term Operations
      Despite setting new industry records, shipments from our Powder River mines were lower than expected during 2005 due to a remedial maintenance program undertaken by the two railroad companies serving the Powder River Basin. The maintenance and repairs are expected to continue into 2006. We expect these repairs may restrict shipments from our Powder River operations during 2006, but continue to anticipate higher shipment levels than 2005.
      Metallurgical coal production from our Appalachia operations is expected to be lower than prior year periods through the first quarter of 2006 as a metallurgical coal mine in our Appalachia segment continues development work and moves to new reserves. The longwall at the existing mine has depleted the final panel of available reserves in its current location and is relocating to a reserve extension in the first half of 2006. Following the longwall move, production of domestic metallurgical coal is expected to improve and finish the year with production equal to, or greater than, that of 2005.
      Our North Goonyella Mine in Australia has experienced difficult geologic conditions in 2005 and experienced a roof fall that interrupted production for portions of the third and fourth quarters. In the first quarter of 2006, we plan to install new longwall equipment to maximize operating performance under these adverse geologic conditions. We plan to meet our shipping commitments from this mine by supplementing its output with production from our newly-opened, adjacent surface operation. In May 2005, we were notified of a reduced port allocation that is aimed at improving the loading of vessels and reducing demurrage at the main port for our Australian coal operations. Although port congestion has been reduced, high demurrage costs and unpredictable timing of vessel loading could continue to impact future results.

Outlook Overview
      Our outlook for the coal markets remains positive. We believe strong coal markets will continue worldwide, as long as growth continues in the U.S., Asia and other industrialized economies that are increasing coal demand for electricity generation and steelmaking. The U.S. economy grew at an annual rate of 4.1% in the third quarter of 2005 as reported by the U.S. Commerce Department, and China’s economy grew 9.4% as published by the National Bureau of Statistics of China. Strong demand for coal and coal-based electricity generation in the U.S. is being driven by the growing economy, low customer stockpiles, favorable weather, capacity constraints of nuclear generation and high prices of natural gas and oil. The high price of natural gas is leading some coal-fueled generating plants to operate at increased levels. The Energy Information Administration (“EIA”) projects that the high price of oil will lead to an increase in demand for unconventional sources of transportation fuel, including coal-to-liquids (“CTL”), and that coal will begin to displace natural gas-fired generation of electricity, including the addition of CTL plants. At year end, U.S. electricity generator coal inventories were at the lowest level in the past five years.
      Demand for Powder River Basin coal is increasing, particularly for our ultra-low sulfur products. The Powder River Basin represents more than half of our production, and the published reference price for high-Btu, ultra-low sulfur Powder River Basin coal has increased substantially, tripling during 2005. We control approximately 3.5 billion tons of proven and probable reserves in the Southern Powder River Basin and sold 125.7 million tons of coal from this region during the year ended December 31, 2005. Customers have indicated that demand for Powder River Basin coal could increase by 15% or more during 2006, although the railroads expect that they will be able to accommodate only about half of the expected increase in demand. Metallurgical coal continues to sell at a significant premium to steam coal and metallurgical markets remain strong as global steel production grew 6% to 7% in 2005. We expect to capitalize on the strong global market for metallurgical coal primarily through production and sales of metallurgical coal from our Appalachia operations and our Australian operations.
      We are targeting 2006 production of 230 million to 240 million tons and total sales volume of 255 million to 265 million tons, including 12 to 14 million tons of metallurgical coal. As of December 31, 2005, our unpriced volumes for produced tonnage for 2006 were 15 to 25 million tons.
      Management expects strong market conditions and operating performance to overcome external cost pressures, geologic conditions and potentially adverse port and rail performance. We are experiencing increases in operating costs related to fuel, explosives, steel, tires, contract mining and healthcare, and have taken measures to mitigate the increases in these costs. In addition, historically low long-term interest rates also have a negative impact on expenses related to our actuarially determined, employee-related liabilities. We may also encounter poor geologic conditions, lower third party contract miner or brokerage source performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See “Cautionary Notice Regarding Forward-Looking Statements” for additional considerations regarding our outlook.
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

Employee-Related Liabilities
      Our subsidiaries have significant long-term liabilities for our employees’ postretirement benefit costs, workers’ compensation obligations and defined benefit pension plans. Detailed information related to these liabilities is included in Notes 16, 17 and 18 to our consolidated financial statements. Liabilities for postretirement benefit costs and workers’ compensation obligations are not funded. Our pension obligations are funded in accordance with the provisions of federal law. Expense for the year ended December 31, 2005, for these liabilities totaled $193.8 million, while payments were $147.1 million.
      Each of these liabilities are actuarially determined and we use various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for these items. Our discount rate is determined by utilizing a hypothetical bond portfolio model which approximates the future cash flows necessary to service our liabilities.
      We make assumptions related to future trends for medical care costs in the estimates of retiree health care and work-related injuries and illnesses obligations. Our medical trend assumption is developed by annually examining the historical trend of our cost per claim data. In addition, we make assumptions related to future compensation increases and rates of return on plan assets in the estimates of pension obligations.
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
      Health care cost trend rate (dollars in thousands):

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease

Effect on total service and interest cost components(1)	$8,789	$(6,961)
Effect on total postretirement benefit obligation(1)	$161,903	$(135,501)

      Discount rate (dollars in thousands):

	One Half-	One Half-
	Percentage-Point	Percentage-Point
	Increase	Decrease

Effect on total service and interest cost components(1)	$1,183	$(1,563)
Effect on total postretirement benefit obligation(1)	$(68,900)	$75,878

(1)	In addition to the effect on total service and interest cost components of expense, changes in trend and discount rates would also increase or decrease the actuarial gain or loss amortization expense component. The gain or loss amortization would approximate the increase or decrease in the obligation divided by 8.99 years at December 31, 2005.

Asset Retirement Obligations
      Our asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with federal and state reclamation laws as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the reclamation activities), the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted risk-free rate. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different than currently estimated. Moreover, regulatory changes could increase our obligation to perform reclamation and mine closing activities. Asset retirement obligation expense for the year ended December 31, 2005, was $35.9 million, and payments totaled $33.6 million. See detailed information regarding our asset retirement obligations in Note 15 to our consolidated financial statements.

Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period such determination is made.
      We establish reserves for tax contingencies when, despite the belief that our tax return positions are fully supported, certain positions are likely to be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. Our effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. We establish the reserves based upon management’s assessment of exposure associated with permanent tax differences (i.e. tax depletion expense, etc.) and certain tax sharing agreements. We are subject to federal audits for several open years due to our previous inclusion in multiple consolidated groups and the various parties involved in finalizing those years. Additional details regarding the effect of income taxes on our consolidated financial statements is available in Note 13.

Revenue Recognition
      In general, we recognize revenues when they are realizable and earned. We generated 98% of our revenue in 2005 from the sale of coal to our customers. Revenue from coal sales is realized and earned when risk of loss passes to the customer. Coal sales are made to our customers under the terms of supply agreements, most of which are long-term (greater than one year). Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, where coal is loaded to the rail, barge, ocean-going vessels, truck or other transportation source(s) that delivers coal to its destination.
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

Trading Activities
      We engage in the buying and selling of coal in over-the-counter markets. Our coal trading contracts are accounted for on a fair value basis under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” To establish fair values for our trading contracts, we use bid/ask price quotations obtained from multiple, independent third party brokers to value coal and emission allowance positions. Prices from these sources are then averaged to obtain trading position values. We could experience difficulty in valuing our market positions if the number of third party brokers should decrease or market liquidity is reduced.
      Ninety-nine percent of the contracts in our trading portfolio as of December 31, 2005 were valued utilizing prices from over-the-counter market sources, adjusted for coal quality and traded transportation differentials, and one percent of our contracts were valued based on similar market transactions. As of December 31, 2005, 76% of the estimated future value of our trading portfolio was scheduled to be realized by the end of 2006. See Note 4 to our consolidated financial statement for additional details regarding assets and liabilities from our coal trading activities.
Liquidity and Capital Resources
      Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and financing transactions, including the sale of our accounts receivable through our securitization program. Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations as well as planned acquisitions. Our ability to pay dividends, service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. Future dividends, among other things, are subject to limitations imposed by our 6.875% Senior Notes, 5.875% Senior Notes and Senior Secured Credit Facility covenants. We typically fund all of our capital expenditure requirements with cash generated from operations, and during 2005 and 2004 we had no borrowings outstanding under our $900.0 million revolving line of credit, which we use primarily for standby letters of credit.
      Net cash provided by operating activities was $702.8 million in 2005, an increase of $419.0 million, or 147.6%, from 2004. The increase was primarily driven by stronger operational performance in 2005, as net income increased $247.3 million from the prior year. Also contributing to the increase was lower funding of pension plans in 2005, as we voluntarily pre-funded $50.0 million in the prior year. The remainder of the increase was primarily due to higher working capital cash flows of $85.5 million.
      Net cash used in investing activities was $584.2 million during 2005 compared to $705.0 million used in 2004. Total capital expenditures were $643.9 million in 2005, an increase of $377.3 million over prior year. In 2005, we purchased mining and related assets of $141.2 million, which included $56.5 million for the acquisition of coal reserves in Illinois and Indiana along with surface property and equipment and $84.7 million for the acquisition of mining and transportation infrastructure in the Powder River Basin. Our $118.4 million in federal coal lease expenditures in 2005 were similar to the 2004 expenditures. Other capital expenditures of $384.3 million were $232.4 million higher than the prior year. The 2005 other capital expenditures included the longwall equipment and mine development at our Australian mines, longwall replacement at our Twentymile mine, the opening of new mines and upgrading of existing mines in the Midwest and Appalachia, and expansion equipment. In 2005, we were able to make several acquisitions of strategic coal reserves and mining assets due to the strong operating results that we experienced in 2005. Proceeds from the disposal of assets increased $36.9 million primarily due to higher proceeds in 2005 from the sale of PVR units and non-strategic property, reserves and equipment. In 2004, we acquired the Twentymile mine in Colorado and two mines in Australia for $421.3 million and made a $5.0 million earn-out payment related to our April 2003 acquisition of the remaining minority interest in Black Beauty Coal Company. In December 2004, we acquired a 25.5% interest in Carbones del Guasare, which owns and manages the Paso Diablo mine in Venezuela, for a net purchase price of $32.5 million.
      Net cash used in financing activities was $4.9 million in 2005 compared to cash provided by financing activities of $693.4 million in the prior year, with the decrease primarily related to the 2004 issuance of 35.3 million shares of common stock at $11.25 per share, netting proceeds of $383.1 million; issuance of $250 million of 5.875% Senior Notes due in 2016; and the payment of debt issuance costs of $12.9 million in connection with the acquisition of the three mines discussed above. During 2004, we also completed a repricing of our Senior Secured Credit Facility, consisting of an amended $450.0 million Term Loan and the $900 million Revolving Credit Facility. During 2005 and 2004, we made scheduled payments on our long-term debt of $20.2 and $36.3 million, respectively. Securitized interest in accounts receivable increased by $25.0 million in 2005 compared to an increase of $110.0 million in 2004. We paid dividends of $44.5 million and $32.6 million in 2005 and 2004, respectively. In 2005, we issued $11.5 million in notes payable as part of an asset exchange in which we acquired additional Illinois Basin coal reserves.
      A detailed discussion of our debt instruments is included in Note 14 to our consolidated financial statements. Dividends are subject to limitations imposed by our 6.875% Senior Notes, 5.875% Senior Notes and Senior Secured Credit Facility covenants. As of December 31, 2005 and 2004, our total indebtedness consisted of the following (dollars in thousands):

	December 31,

	2005	2004

Term Loan under Senior Secured Credit Facility	$442,500	$448,750
6.875% Senior Notes due 2013	650,000	650,000
5.875% Senior Notes due 2016	239,525	239,525
Fair value of interest rate swaps — 6.875% Senior Notes	(8,879)	5,189
5.0% Subordinated Note	66,693	73,621
Other	15,667	7,880

Total	$1,405,506	$1,424,965

      On May 9, 2005, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective in June 2005. The universal shelf registration statement permits us to offer and sell from time to time up to an aggregate maximum of $3 billion of securities, including common stock, preferred stock, debt securities, warrants and units. Related proceeds could be used for general corporate purposes including repayment of other debt, capital expenditures, possible acquisitions and any other purposes that may be stated in any prospectus supplement. As of December 31, 2005, no securities had been issued under the universal shelf registration statement, which remains effective.
      As of December 31, 2005, we had letters of credit outstanding under our Revolving Credit Facility of $406.7 million, leaving $493.3 million available for borrowing. This provides us with available borrowing capacity under the line of credit to fund strategic acquisitions or meet other financing needs. We were in compliance with all of the covenants of the Senior Secured Credit Facility, the 6.875% Senior Notes and the 5.875% Senior Notes as of December 31, 2005.
      In May 2003, we entered into and designated four interest rate swaps with notional amounts totaling $100.0 million as a fair value hedge of our 6.875% Senior Notes. Under the swaps, we pay a floating rate that resets each March 15 and September 15, based upon the six-month LIBOR rate, for a period of ten years ending March 15, 2013, and receives a fixed rate of 6.875%. The average applicable floating rate of the four swaps was 7.09% as of December 31, 2005.
      In September 2003, we entered into two $400.0 million interest rate swaps. One $400.0 million notional amount floating-to-fixed interest rate swap, expiring March 15, 2010, was designated as a hedge of changes in expected cash flows on the term loan under the Senior Secured Credit Facility. Under this swap we pay a fixed rate of 6.764% and receive a floating rate of LIBOR plus 2.5% (6.99% at December 31, 2005) that resets each March 15, June 15, September 15 and December 15 based upon the three-month LIBOR rate. Another $400.0 million notional amount fixed-to-floating interest rate swap, expiring March  15, 2013, was designated as a hedge of the changes in the fair value of the 6.875% Senior Notes due 2013. Under this swap, we pay a floating rate of LIBOR plus 1.97% (6.46% at December 31, 2005) that resets each March 15, June 15, September 15 and December 15 based upon the three-month LIBOR rate and receive a fixed rate of 6.875%. The swaps will lower our overall borrowing costs on $400.0 million of debt principal by 0.64% over the term of the floating-to-fixed swap. This results in annualized interest savings of $2.6 million over the term of the fixed-to-floating swap.
Contractual Obligations
      The following is a summary of our significant contractual obligations as of December 31, 2005 (dollars in thousands):

	Payments Due by Year

	Within			After
	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt obligations (principal and interest)	$108,189	$252,518	$538,730	$1,048,169
Capital lease obligations	790	763	—	—
Operating leases obligations	84,031	139,905	75,435	103,506
Unconditional purchase obligations(1)	129,522	8,993	—	—
Coal reserve lease and royalty obligations	203,840	398,423	149,996	44,094
Other long-term liabilities(2)	168,775	327,754	370,093	961,997

Total contractual cash obligations	$695,147	$1,128,356	$1,134,254	$2,157,766

(1)	We have purchase agreements with approved vendors for most types of operating expenses. However, our specific open purchase orders (which have not been recognized as a liability) under these purchase agreements, combined with any other open purchase orders, are not material. The commitments in the table above relate to significant capital purchases.

(2)	Represents long-term liabilities relating to our postretirement benefit plans, work-related injuries and illnesses, defined benefit pension plans and mine reclamation and end of mine closure costs.
      We had $138.5 million of purchase obligations related to future capital expenditures at December 31, 2005. Commitments for coal reserve-related capital expenditures, including Federal Coal Leases, are included in “Coal reserve lease and royalty obligations” in the table above.
      Total capital expenditures for 2006 are expected to range from $450 million to $525 million, excluding Federal Coal Lease payments. Approximately 60% of projected 2006 capital expenditures relates to replacement, improvement, or expansion of existing mines, particularly in Appalachia and the Midwest. The remainder of the expenditures relate to growth initiatives such as increasing capacity in the Powder

River Basin. We anticipate funding these capital expenditures primarily through operating cash flow. In addition, cash requirements to fund employee related and reclamation liabilities included above are expected to be funded from operating cash flow, along with obligations related to long-term debt, capital and operating leases and coal reserves. We believe the risk of generating lower than anticipated operating cash flow in 2006 is reduced by our high level of sales commitments, improved pricing and ongoing efforts to improve our operating cost structure.
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
      We use a combination of surety bonds, corporate guarantees (i.e. self bonds) and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement benefits and coal lease obligations as follows as of December 31, 2005 (dollars in millions):

			Workers’	Retiree
	Reclamation	Lease	Compensation	Healthcare
	Obligations	Obligations	Obligations	Obligations	Other(1)	Total

Self Bonding	$671.8	$—	$—	$—	$2.9	$674.7
Surety Bonds	335.6	258.8	19.2	—	28.4	642.0
Letters of Credit	0.1	22.7	144.6	120.1	119.7	407.2

	$1,007.5	$281.5	$163.8	$120.1	$151.0	$1,723.9

(1)	Includes financial guarantees primarily related to joint venture debt, the Pension Benefit Guarantee Corporation and collateral for surety companies.
      We have guaranteed $9.8 million of debt of an affiliate in which we have a 49% equity investment. We have also provided guarantees to small coal mining companies in order to facilitate their efforts to obtain bonding or financing. These guarantees arose as part of exclusive sales representation agreements with the small coal mining companies and totaled $5.5 million as of December 31, 2005. See Note 23 to our consolidated financial statements for a more detailed description of guarantees and indemnifications.
      In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit (“Conduit”). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. The securitization program is scheduled to expire in September 2009, and the maximum amount of undivided interests in accounts receivable that may be sold to the Conduit is $225.0 million. The securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The funding cost of the securitization program was $2.5 million and $1.7 million for the years ended December 31, 2005 and 2004, respectively. In the third quarter of 2005, we renegotiated certain terms of the program, including lowering the program pricing, removing a minimum balance requirement and adding the ability to issue letters of credit under the program. The amount of undivided interests in accounts receivable sold to the Conduit was $225.0 million and $200.0 million as of December 31, 2005 and 2004, respectively. A detailed description of our $225.0 million accounts receivable securitization is included in Note 5 to our consolidated financial statements.

      The following is a summary of specified types of commercial commitments available to us as of December 31, 2005 (dollars in thousands):

	Expiration Per Year

	Total Amounts	Within
	Committed	1 Year	2-3 Years	4-5 Years	Over 5 Years

Lines of credit and/or standby letters of credit	$900,000	—	—	$900,000	—
Accounting Pronouncements Not Yet Implemented
      In March 2005, the EITF issued EITF Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry,” which states “that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.” Advance stripping costs include those costs necessary to remove overburden above an unmined coal seam as part of the surface mining process, and are included as the “work-in-process” component of “Inventories” in the consolidated balance sheets ($245.5 million and $197.2 million as of December 31, 2005, and December 31, 2004, respectively - see Note 10). This is consistent with the concepts embodied in Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins,” which provides that “the term inventory embraces goods awaiting sale. . ., goods in the course of production (work-in-process), and goods to be consumed directly or indirectly in production. . . .” At the June 15-16, 2005 EITF meeting, the Task Force clarified that the intended meaning of “inventory produced” is “inventory extracted.” Based on this clarification, stripping costs incurred during a period will be attributed only to the inventory costs of the coal that is extracted during that same period. Due to physical loadout constraints and potential combustion issues, coal in most of our operations is not removed from the open pit until it is ready to ship; therefore, we will have little inventory on our balance sheet after implementing this interpretation. We expect this accounting treatment will introduce volatility in our earnings as costs associated with preparing coal for sale may be expensed before the coal is sold, and likewise, sales may be made with little to no cost matched to the sale.
      EITF Issue No. 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006 for us). At the June 2005 EITF meeting, the Task Force modified the transition provisions of EITF Issue No. 04-6, indicating that companies that adopt in periods beginning after June 29, 2005 may utilize a cumulative effect adjustment approach where the cumulative effect adjustment is recorded directly to retained earnings in the year of adoption. If we had implemented the cumulative effect adjustment approach at December 31, 2005, the reduction to retained earnings, net of tax, would have been $150.6 million. We adopted EITF Issue No. 04-6 on January 1, 2006.
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 1239(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Income tax benefits from stock options exercised will be included in financing activities in the statement of cash flows rather than operating activities.
      In 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005. We adopted this standard on January 1, 2006, and used the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Based on stock option grants made in 2005 (and years prior) and currently anticipated for 2006, we estimate we will recognize stock option expense for the year ending December 31, 2006, of $5.6 million, net of taxes. We began utilizing restricted stock as part of our equity-based compensation strategy in January 2005. Based on the restricted stock grants made in 2005 and years prior, we recognized expense related to restricted stock of $1.0 million, net of taxes, in 2005. Accounting for restricted stock awards is not affected by the adoption of SFAS 123(R).

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
      We account for coal trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, options and swaps, at market value in our consolidated financial statements. Our trading portfolio included forwards at December 31, 2005, and included forwards and swaps at December 31, 2004. Our policy for accounting for coal trading activities is described in Note 1 to our consolidated financial statements.
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
      During the year ended December 31, 2005, the actual low, high and average values at risk for our coal trading portfolio were $1.2 million, $3.9 million and $2.3 million, respectively. During the year ended

December 31, 2004, the actual low, high and average values at risk for our coal trading portfolio were $0.5 million, $6.1 million and $2.9 million, respectively. As of December 31, 2005, the timing of the estimated future realization of the value of our trading portfolio was as follows:

Percentage
Year of Expiration	of Portfolio

2006	76%
2007	23%
2008	1%

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
Foreign Currency Risk
      We utilize currency forwards to hedge currency risk associated with anticipated Australian dollar expenditures. Our currency hedging program for 2006 involves hedging approximately 70% of our anticipated, non-capital Australian dollar-denominated expenditures. As of December 31, 2005, we had in place forward contracts designated as cash flow hedges with notional amounts outstanding totaling A$915.8 million of which A$434.8 million, A$300.0 million and A$181.0 million will expire in 2006, 2007 and 2008, respectively. The accounting for these derivatives is discussed in Note 2 to our consolidated financial statements. Our current expectation for 2006 non-capital, Australian dollar-denominated cash expenditures is approximately $633 million. A change in the Australian dollar/ U.S. dollar exchange rate of US$0.01 (ignoring the effects of hedging) would result in an increase or decrease in our “Operating costs and expenses” of $6.3 million per year.
Interest Rate Risk
      Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we manage fixed rate debt as a percent of net debt through the use of various hedging instruments, which are discussed in detail in Note 14 to our consolidated financial statements. As of December 31, 2005, after taking into consideration the effects of interest rate swaps, we had $860.7 million of fixed-rate borrowings and $544.8 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $5.4 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $52.1 million decrease in the estimated fair value of these borrowings.
Other Non-trading Activities
      We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 90% of our sales volume under long-term coal supply agreements during 2005 and 2004. As of December 31, 2005, we had 15 to 25 million tons, 90 to 100 million tons and 155 to 165 million tons for 2006, 2007 and 2008, respectively, of expected production (including steam and metallurgical coal production) available for sale or repricing at market prices. We have an annual metallurgical coal production capacity of 12 to 14 million tons.
      Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. To manage this risk, we use a combination of forward contracts with our suppliers and financial derivative contracts, primarily swap contracts with financial institutions. In addition, we utilize derivative contracts to hedge our commodity price exposure. As of December 31, 2005, we had derivative contracts outstanding that are designated as cash flow hedges of anticipated purchases of fuel. Notional amounts outstanding under these contracts, scheduled to expire through 2007, were 44.5 million gallons of heating oil and 24.4 million gallons of crude oil. Overall, we have fixed prices for approximately 50% of our anticipated diesel fuel requirements in 2006.
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
      See Part IV, Item 15 of this report for information required by this Item.

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

Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for maintaining and establishing adequate internal control over financial reporting. Our internal control framework and processes were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Because of inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2005. Our Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited this assessment of our internal control over financial reporting, as stated in their attestation report included herein.

/s/ GREGORY H. BOYCE	/s/ RICHARD A. NAVARRE
Gregory H. Boyce	Richard A. Navarre
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 21, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Peabody Energy Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls, that Peabody Energy Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peabody Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Peabody Energy Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Peabody Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peabody Energy Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 21, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
St. Louis, Missouri
February 21, 2006

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by Item 401 of Regulation S-K is included under the caption “Election of Directors” in our 2006 Proxy Statement and in Part I of this report under the caption “Executive Officers of the Company.” Such information is incorporated herein by reference. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.
      The information required by Item 402 of Regulation S-K is included under the caption “Executive Compensation” in our 2006 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by Item 403 of Regulation S-K is included under the caption “Ownership of Company Securities” in our 2006 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
      As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2005:

Number of Securities
	(a)		Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	10,783,786	$6.37	15,853,254
Equity compensation plans not approved by security holders	—	—	—

Total	10,783,786	$6.37	15,853,254

Item 13.	Certain Relationships and Related Transactions.
      The information required by Item 404 of Regulation S-K is included under the caption “Certain Transactions and Relationships” in our 2006 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
      The information required by Item 9(e) of Schedule 14A is included under the caption “Appointment of Independent Registered Public Accounting Firm and Fees” in our 2006 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a) Documents Filed as Part of the Report

(1) Financial Statements.

The following consolidated financial statements of Peabody Energy Corporation are included herein on the pages indicated:

(2) Financial Statement Schedule.

The following financial statement schedule of Peabody Energy Corporation and the report thereon of the independent registered public accounting firm are at the pages indicated:

Page

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-67
Valuation and Qualifying Accounts	F-68

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

Peabody Energy Corporation

/s/ GREGORY H. BOYCE

Gregory H. Boyce
President, Chief Executive Officer and Director
Date: March 3, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY H. BOYCE Gregory H. Boyce	President, Chief Executive Officer and Director (principal executive officer)	March 3, 2006

/s/ RICHARD A. NAVARRE Richard A. Navarre	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 3, 2006

/s/ IRL F. ENGELHARDT Irl F. Engelhardt	Chairman	March 3, 2006

/s/ B.R. BROWN B.R. Brown	Director	March 3, 2006

/s/ WILLIAM A. COLEY William A. Coley	Director	March 3, 2006

/s/ HENRY GIVENS, JR., PHD Henry Givens, Jr., PhD	Director	March 3, 2006

/s/ WILLIAM E. JAMES William E. James	Director	March 3, 2006

/s/ ROBERT B. KARN III Robert B. Karn III	Director	March 3, 2006

/s/ HENRY E. LENTZ Henry E. Lentz	Director	March 3, 2006

/s/ WILLIAM C. RUSNACK William C. Rusnack	Director	March 3, 2006

/s/ JAMES R. SCHLESINGER, PHD James R. Schlesinger, PhD	Director	March 3, 2006

Signature	Title	Date

/s/ BLANCHE M. TOUHILL, PHD Blanche M. Touhill, PhD	Director	March 3, 2006

/s/ JOHN F. TURNER John F. Turner	Director	March 3, 2006

/s/ SANDRA VAN TREASE Sandra Van Trease	Director	March 3, 2006

/s/ ALAN H. WASHKOWITZ Alan H. Washkowitz	Director	March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Peabody Energy Corporation
      We have audited the accompanying consolidated balance sheets of Peabody Energy Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows of the Company for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peabody Energy Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peabody Energy Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
St. Louis, Missouri
February 21, 2006

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands, except share and per share data)
Revenues
Sales	$4,545,323	$3,545,027	$2,729,323
Other revenues	99,130	86,555	85,973

Total revenues	4,644,453	3,631,582	2,815,296
Costs and Expenses
Operating costs and expenses	3,715,836	2,965,541	2,332,137
Depreciation, depletion and amortization	316,114	270,159	234,336
Asset retirement obligation expense	35,901	42,387	31,156
Selling and administrative expenses	189,802	143,025	108,525
Other operating income:
Net gain on disposal or exchange of assets	(101,487)	(23,829)	(32,772)
Income from equity affiliates	(30,096)	(12,399)	(2,872)

Operating Profit	518,383	246,698	144,786
Interest expense	102,939	96,793	98,540
Early debt extinguishment costs	—	1,751	53,513
Interest income	(10,641)	(4,917)	(4,086)

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interests	426,085	153,071	(3,181)
Income tax provision (benefit)	960	(26,437)	(47,708)
Minority interests	2,472	1,282	3,035

Income From Continuing Operations	422,653	178,226	41,492
Loss from discontinued operations, net of income tax benefit of $1,893	—	(2,839)	—

Income Before Accounting Changes	422,653	175,387	41,492
Cumulative effect of accounting changes, net of income tax benefit of $6,762	—	—	(10,144)

Net Income	$422,653	$175,387	$31,348

Basic Earnings Per Share
Income from continuing operations	$1.62	$0.72	$0.19
Loss from discontinued operations	—	(0.01)	—
Cumulative effect of accounting changes	—	—	(0.04)

Net income	$1.62	$0.71	$0.15

Weighted Average Shares Outstanding — Basic	261,519,424	248,732,744	213,638,084

Diluted Earnings Per Share
Income from continuing operations	$1.58	$0.70	$0.19
Loss from discontinued operations	—	(0.01)	—
Cumulative effect of accounting changes	—	—	(0.05)

Net income	$1.58	$0.69	$0.14

Weighted Average Shares Outstanding — Diluted	268,013,476	254,812,632	219,342,512

Dividends Declared Per Share	$0.17	$0.13	$0.11

See accompanying notes to consolidated financial statements

PEABODY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands, except
	share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$503,278	$389,636
Accounts receivable, net of allowance for doubtful accounts of $10,853 and $1,361 at December 31, 2005 and 2004, respectively	221,541	193,784
Inventories	389,771	323,609
Assets from coal trading activities	146,596	89,165
Deferred income taxes	9,027	15,461
Other current assets	54,431	42,947

Total current assets	1,324,644	1,054,602
Property, plant, equipment and mine development
Land and coal interests	4,775,126	4,512,893
Buildings and improvements	793,254	718,803
Machinery and equipment	1,237,184	883,380
Less accumulated depreciation, depletion and amortization	(1,627,856)	(1,333,645)

Property, plant, equipment and mine development, net	5,177,708	4,781,431
Investments and other assets	349,654	342,559

Total assets	$6,852,006	$6,178,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$22,585	$18,979
Liabilities from coal trading activities	132,373	63,565
Accounts payable and accrued expenses	867,965	691,600

Total current liabilities	1,022,923	774,144
Long-term debt, less current maturities	1,382,921	1,405,986
Deferred income taxes	338,488	393,266
Asset retirement obligations	399,203	396,022
Workers’ compensation obligations	237,574	227,476
Accrued postretirement benefit costs	959,222	939,503
Other noncurrent liabilities	330,658	315,694

Total liabilities	4,670,989	4,452,091
Minority interests	2,550	1,909
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2005 or 2004	—	—
Series Common Stock — $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of December 31, 2005 or 2004	—	—
Series A Junior Participating Preferred Stock — 1,500,000 shares authorized, no shares issued or outstanding as of December 31, 2005 or 2004	—	—
Common Stock — $0.01 per share par value; 400,000,000 shares authorized, 263,879,762 shares issued and 263,357,402 shares outstanding as of December 31, 2005 and 150,000,000 shares authorized, 259,658,268 shares issued and 259,135,908 shares outstanding as of December 31, 2004	2,638	2,596
Additional paid-in capital	1,503,397	1,436,021
Retained earnings	729,086	350,968
Unearned restricted stock awards	(5,943)	(459)
Accumulated other comprehensive loss	(46,795)	(60,618)
Treasury shares, at cost: 522,360 shares as of December 31, 2005 and 2004	(3,916)	(3,916)

Total stockholders’ equity	2,178,467	1,724,592

Total liabilities and stockholders’ equity	$6,852,006	$6,178,592

See accompanying notes to consolidated financial statements

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$422,653	$175,387	$31,348
Loss from discontinued operations	—	2,839	—
Cumulative effect of accounting changes, net of taxes	—	—	10,144

Income from continuing operations	422,653	178,226	41,492
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	316,114	270,159	234,336
Deferred income taxes	(24,962)	(31,925)	(48,259)
Early debt extinguishment costs	—	1,751	53,513
Amortization of debt discount and debt issuance costs	6,938	8,330	8,158
Net gain on disposal or exchange of assets	(101,487)	(23,829)	(32,772)
Income from equity affiliates	(30,096)	(12,399)	(2,872)
Dividends received from equity affiliates	7,552	13,614	4,781
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable, net of sale	(52,757)	(34,649)	(21,279)
Inventories	(67,125)	(57,781)	(16,805)
Net assets from coal trading activities	11,377	(3,583)	(22,771)
Other current assets	(10,769)	(1,438)	(3,621)
Accounts payable and accrued expenses	173,919	66,576	34,423
Asset retirement obligations	(981)	(6,571)	(9,563)
Workers’ compensation obligations	11,390	10,479	156
Accrued postretirement benefit costs	19,719	(32,499)	3,705
Contributions to pension plans	(7,162)	(62,082)	(17,490)
Other, net	28,436	1,381	(16,271)

Net cash provided by operating activities	702,759	283,760	188,861

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(384,304)	(151,944)	(156,443)
Federal coal lease expenditures	(118,364)	(114,653)	—
Purchase of mining and related assets	(141,195)	—	—
Additions to advance mining royalties	(14,566)	(16,239)	(14,010)
Acquisitions, net	—	(429,061)	(90,000)
Investments in joint ventures	(2,000)	(32,472)	(1,400)
Proceeds from disposal of assets	76,227	39,339	69,573

Net cash used in investing activities	(584,202)	(705,030)	(192,280)

Cash Flows From Financing Activities
Net change in revolving lines of credit	—	—	(121,584)
Proceeds from long-term debt	11,734	700,013	1,102,735
Payments of long-term debt	(20,198)	(482,924)	(868,386)
Net proceeds from equity offering	—	383,125	—
Proceeds from stock options exercised	22,573	27,266	31,329
Proceeds from employee stock purchases	3,009	2,343	1,737
Increase (decrease) of securitized interests in accounts receivable	25,000	110,000	(46,400)
Payment of debt issuance costs	—	(12,875)	(23,700)
Distributions to minority interests	(2,498)	(1,007)	(4,186)
Dividends paid	(44,535)	(32,568)	(24,058)
Other	—	31	1,111

Net cash provided by (used in) financing activities	(4,915)	693,404	48,598
Effect of exchange rate changes on cash and cash equivalents	—	—	1,113

Net increase in cash and cash equivalents	113,642	272,134	46,292
Cash and cash equivalents at beginning of year	389,636	117,502	71,210

Cash and cash equivalents at end of year	$503,278	$389,636	$117,502

See accompanying notes to consolidated financial statements

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Unearned		Accumulated
		Additional	Restricted	Other	Other			Total
	Common	Paid-in	Stock	Employee	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	Awards	Stock Loans	Loss	Earnings	Stock	Equity

	(Dollars in thousands)
December 31, 2002	$2,096	$956,995	$—	$(1,142)	$(77,627)	$200,859	$(43)	$1,081,138
Comprehensive income:
Net income	—	—	—	—	—	31,348	—	31,348
Foreign currency translation adjustment	—	—	—	—	3,138	—	—	3,138
Decrease in fair value of cash flow hedges (net of $4,694 tax benefit)	—	—	—	—	(7,041)	—	—	(7,041)
Minimum pension liability adjustment (net of $27 tax benefit)	—	—	—	—	(42)	—	—	(42)

Comprehensive income								27,403
Dividends paid	—	—	—	—	—	(24,058)	—	(24,058)
Loan repayments	—	—	—	1,111	—	—	—	1,111
Stock options exercised	90	35,245	—	—	—	—	—	35,335
Income tax benefits from stock options exercised	—	12,925	—	—	—	—	—	12,925
Employee stock purchases	4	1,733	—	—	—	—	—	1,737
Stock grants to non-employee directors	—	100	—	—	—	—	—	100
Employee stock grants	—	368	(368)	—	—	—	—	—
Deferred compensation earned	—	—	10	—	—	—	—	10
Shares repurchased	—	—	—	—	—	—	(3,644)	(3,644)

December 31, 2003	2,190	1,007,366	(358)	(31)	(81,572)	208,149	(3,687)	1,132,057
Comprehensive income:
Net income	—	—	—	—	—	175,387	—	175,387
Increase in fair value of cash flow hedges (net of $9,945 tax provision)	—	—	—	—	14,915	—	—	14,915
Minimum pension liability adjustment (net of $4,026 tax provision)	—	—	—	—	6,039	—	—	6,039

Comprehensive income								196,341
Issuance of common stock in connection with equity offering, net of expenses	352	382,773	—	—	—	—	—	383,125
Dividends paid	—	—	—	—	—	(32,568)	—	(32,568)
Loan repayments	—	—	—	31	—	—	—	31
Stock options exercised	54	27,621	—	—	—	—	—	27,675
Income tax benefits from stock options exercised	—	15,718	—	—	—	—	—	15,718
Employee stock purchases	—	2,343	—	—	—	—	—	2,343
Employee stock grants	—	200	(200)	—	—	—	—	—
Deferred compensation earned	—	—	99	—	—	—	—	99
Shares repurchased	—	—	—	—	—	—	(229)	(229)

December 31, 2004	2,596	1,436,021	(459)	—	(60,618)	350,968	(3,916)	1,724,592
Comprehensive income:
Net income	—	—	—	—	—	422,653	—	422,653
Increase in fair value of cash flow hedges (net of $7,613 tax provision)	—	—	—	—	11,421	—	—	11,421
Minimum pension liability adjustment (net of $1,601 tax provision)	—	—	—	—	2,402	—	—	2,402

Comprehensive income								436,476
Dividends paid	—	—	—	—	—	(44,535)	—	(44,535)
Increase in value of equity-based performance awards	—	4,305	—	—	—	—	—	4,305
Stock options exercised	36	22,627	—	—	—	—	—	22,663
Income tax benefits from stock options exercised	—	30,437	—	—	—	—	—	30,437
Employee stock purchases	2	3,007	—	—	—	—	—	3,009
Employee stock grants	4	7,000	(7,004)	—	—	—	—	—
Deferred compensation earned	—	—	1,520	—	—	—	—	1,520

December 31, 2005	$2,638	$1,503,397	$(5,943)	$—	$(46,795)	$729,086	$(3,916)	$2,178,467

See accompanying notes to consolidated financial statements

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its controlled affiliates. All intercompany transactions, profits, and balances have been eliminated in consolidation.
      On January 23, 2006, the Company announced a two-for-one stock split on all shares of its common stock payable to shareholders of record at the close of business on February 7, 2006. The additional shares were distributed on February 22, 2006. The Company had a similar two-for-one stock split on March 30, 2005. All share and per share amounts in these consolidated financial statements and related notes herein reflect the stock splits.

Description of Business
      The Company is engaged in the mining of steam coal for sale primarily to electric utilities and metallurgical coal for sale to industrial customers. The Company’s mining operations are located in the United States and Australia, and include an equity interest in mining operations in Venezuela. In addition to the Company’s mining operations, the Company markets, brokers and trades coal. The Company is also involved in related energy businesses that include participation in the development of coal-fueled generating plants, coalbed methane production and BTU conversion projects, which are designed to expand the uses of coal through technologies that convert coal to natural gas, liquid fuels, and hydrogen.

New Pronouncements
      In March 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF Issue No. 04-6”), which states “that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.” Advance stripping costs include those costs necessary to remove overburden above an unmined coal seam as part of the surface mining process, and are included as the “work-in-process” component of “Inventories” in the consolidated balance sheets ($245.5 million and $197.2 million as of December 31, 2005 and December 31, 2004, respectively — see Note 10). This is consistent with the concepts embodied in Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins,” which provides that ‘the term inventory embraces goods awaiting sale . . . , goods in the course of production (work-in-process), and goods to be consumed directly or indirectly in production .. . . .” At the June 15-16, 2005 EITF meeting, the Task Force clarified that the intended meaning of “inventory produced” is “inventory extracted.” Based on this clarification, stripping costs incurred during a period will be attributed only to the inventory costs of the coal that is extracted during that same period.
      EITF Issue No. 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company). At the June 2005 EITF meeting, the Task Force modified the transition provisions of EITF Issue No. 04-6, indicating that companies that adopt in periods beginning after June 29, 2005, may utilize a cumulative effect adjustment approach where the cumulative effect adjustment is recorded directly to retained earnings in the year of adoption. If the Company had implemented the cumulative effect adjustment approach at December 31, 2005, the reduction to retained earnings, net of tax, would have been $150.6 million. The Company adopted EITF Issue No. 04-6 on January 1, 2006.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets — an Amendment of APB Opinion 29,” which became effective for fiscal periods beginning after June 15, 2005. Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged with certain exceptions to that general principle. SFAS No. 153 eliminates the exception to fair value measurement for exchanges of similar productive assets that previously existed under APB Opinion No. 29 and replaces it with a general exception for exchanges that lack commercial substance. The Company early adopted SFAS No. 153 on July 1, 2005, and applied these provisions to subsequent coal reserve exchanges (see Note 3).
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Income tax benefits from stock options exercised will be included in financing activities in the statements of cash flows rather than operating activities.
      In 2005, the Securities and Exchange Commission deferred the adoption date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005. The Company adopted this standard on January 1, 2006 and used the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Based on stock option grants made in 2005 (and years prior) and currently anticipated for 2006, the Company estimates it will recognize stock option expense for the year ending December 31, 2006 of $5.6 million, net of taxes. The Company began utilizing restricted stock as part of its equity-based compensation strategy in January 2005. Based on the restricted stock grants made in 2005 and years prior, the Company recognized expense related to restricted stock of $1.0 million, net of taxes, in 2005. Accounting for restricted stock awards is not affected by the adoption of SFAS No. 123(R).

Sales
      The Company’s revenue from coal sales is realized and earned when risk of loss passes to the customer. Coal sales are made to the Company’s customers under the terms of coal supply agreements, most of which are long-term (greater than one year). Under the typical terms of these coal supply agreements, title and risk of loss transfer to the customer at the mine or port, where coal is loaded to the rail, barge, ocean-going vessel, truck or other transportation source(s) that serves each of the Company’s mines. The Company incurs certain “add-on” taxes and fees on coal sales. Coal sales are reported including taxes and fees charged by various federal and state governmental bodies.

Other Revenues
      Other revenues include royalties related to coal lease agreements, sales agency commissions, farm income, coalbed methane revenues, property and facility rentals, generation development activities, net revenues from coal trading activities accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, and contract termination or restructuring payments. Royalty income generally results from the lease or sublease of mineral rights to third parties, with payments based upon a percentage of the selling price or an amount per ton of coal produced. Certain agreements require minimum annual lease payments regardless of the extent to which minerals are produced from the leasehold. The terms of these agreements generally range from specified periods of five to 15 years, or can be for an unspecified period until all reserves are depleted.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation
      The Company applies APB Opinion No. 25 and related interpretations in accounting for its equity incentive plans. The Company recorded $1.6 million, $0.3 million and $0.4 million of compensation expense during the years ended December 31, 2005, 2004 and 2003, respectively, for stock options and restricted stock granted. The following table reflects pro forma net income and basic and diluted earnings per share had compensation cost been determined for the Company’s non-qualified and incentive stock options based on the fair value at the grant dates consistent with the methodology set forth under SFAS No. 123:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands,
	except per share data)
Net income:
As reported	$422,653	$175,387	$31,348
Pro forma	418,704	168,628	22,617
Basic earnings per share:
As reported	$1.62	$0.71	$0.15
Pro forma	1.60	0.68	0.11
Diluted earnings per share:
As reported	$1.58	$0.69	$0.14
Pro forma	1.56	0.66	0.10
      These pro forma amounts may not be representative of future expense amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.
      Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis.

Discontinued Operations
      The Company classifies items within discontinued operations in the statement of operations when the operations and cash flows of a particular component (defined as operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity) of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction, and the Company will no longer have any significant continuing involvement in the operations of that component. Discontinued operations for the year ended December 31, 2004, reflected a $2.8 million loss, net of taxes, related to the Company’s former Citizens Power subsidiary.

Cash and Cash Equivalents
      Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Inventories
      Materials and supplies and coal inventory are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities from Coal Trading Activities
      The Company’s coal trading activities are evaluated under SFAS No. 133. Trading contracts that meet the SFAS No. 133 definition of a derivative are accounted for at fair value, while contracts that do not qualify as derivatives are accounted for under the accrual method. Contracts entered into prior to October 25, 2002, were accounted for using the fair value method required by EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 98-10”), which was rescinded by EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” effective January 1, 2003. Accordingly, the effect of the rescission on non-derivative energy trading contracts entered into prior to October 25, 2002 was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2003, as discussed in Note 7. This accounting change only affected the timing of the recognition of income or losses on contracts that do not meet the definition of a derivative, and did not change the underlying economics or cash flows of those transactions.
      The Company’s trading contracts are reflected at fair value and are included in “Assets and liabilities from coal trading activities” in the consolidated balance sheets as of December 31, 2005 and 2004. Under EITF Issue No. 02-3, all mark-to-market gains and losses on energy trading contracts (including derivatives and hedged contracts) are presented on a net basis in the statement of operations, even if settled physically. The Company’s consolidated statements of operations reflect revenues related to all mark-to-market trading contracts on a net basis in “Other revenues.”

Property, Plant, Equipment and Mine Development
      Property, plant, equipment and mine development are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period, including $0.1 million, $0.2 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
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
      Coal reserves are recorded at cost, or at fair value in the case of acquired businesses. As of December 31, 2005 and 2004, the net book value of coal reserves totaled $3.7 billion and $3.6 billion, respectively. These amounts included $1.8 billion and $1.7 billion at December 31, 2005 and 2004, respectively, attributable to properties where the Company was not currently engaged in mining operations or leasing to third parties and, therefore, the coal reserves were not currently being depleted. Included in the book value of coal reserves are mineral rights for leased coal interests and associated with advance royalties, and the net book value of these mineral rights was $2.1 billion at December 31, 2005 and 2004.
      Depletion of coal reserves is computed using the units-of-production method utilizing only proven and probable reserves in the depletion base. Amortization of advance royalties is computed using the units-of-production method. Mine development costs are principally amortized over the estimated lives of the mines using the straight-line method.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation of plant and equipment (excluding life of mine assets) is computed using the straight-line method over the estimated useful lives as follows:

Years

Building and improvements	10 to 30
Machinery and equipment	3 to 30
Leasehold improvements	Life of Lease
      In addition, certain plant and equipment assets associated with mining are depreciated using the straight-line method over the estimated life of the mine, which varies from one to 33 years.

Investments in Joint Ventures
      The Company accounts for its investments in less than majority owned corporate joint ventures under either the equity or cost method. The Company currently has no investments accounted for under the cost method. The Company applies the equity method to investments in joint ventures when it has the ability to exercise significant influence over the operating and financial policies of the joint venture. Investments accounted for under the equity method are initially recorded at cost, and any difference between the cost of the Company’s investment and the underlying equity in the net assets of the joint venture at the investment date is amortized over the lives of the related assets that gave rise to the difference. The Company’s pro rata share of earnings from joint ventures and basis difference amortization is reported in the consolidated statement of operations in Income from equity affiliates.” The book value of the Company’s equity method investments as of December 31, 2005 and 2004 was $97.2 million and $83.2 million, respectively, and is reported within “Investments and other assets” in the consolidated balance sheets.

Variable Interest Entities
      The Company evaluates equity investments in joint ventures, notes issued, leases or other contractual relationships with third parties to determine whether the joint venture or third party is a variable interest entity, and if so, whether the Company’s variable interest in the variable interest entity makes it the primary beneficiary of the entity, which would require the entity to be included in the Company’s consolidated financial statements. The Company was not the primary beneficiary related to any variable interest entity and as a result did not consolidate any entity under the provisions of FASB Interpretation 46(R): “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” for any of the periods presented in these consolidated financial statements.

Generation Development Costs
      Development costs related to coal-based electricity generation, including expenditures for permitting and licensing, are capitalized at cost under the guidelines in SFAS No. 142, “Goodwill and Other Intangible Assets.” Start-up costs, as defined in Statement of Position (“SOP”) No. 98-5, “Reporting on the Costs of Start-up Activities,” are expensed as incurred. Development costs of $22.4 million and $16.7 million were recorded as part of “Investments and other assets” in the consolidated balance sheets as of December 31, 2005 and 2004, respectively.

Asset Retirement Obligations
      SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which was adopted by the Company on January 1, 2003 (see Note 7), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligation (“ARO”) liabilities primarily consist of

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws as defined by each mining permit.
      The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at the credit-adjusted risk-free rate. The Company records an ARO asset associated with the discounted liability for final reclamation and mine closure. The obligation and corresponding asset are recognized in the period in which the liability is incurred. The ARO asset is amortized on the units-of-production method over its expected life and the ARO liability is accreted to the projected spending date. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted risk-free rate.
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

Income Taxes
      Income taxes are accounted for using a balance sheet approach in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company accounts for deferred income taxes by applying statutory tax rates in effect at the date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, the Company considers projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies, and the overall deferred tax position.

Postretirement Health Care and Life Insurance Benefits
      The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) which requires the cost to provide the benefits to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis.

Multi-Employer Benefit Plans
      The Company has an obligation to contribute to two plans established by the Coal Industry Retiree Health Benefits Act of 1992 — the “Combined Fund” and the “1992 Plan”. The Combined Fund obligations are accounted for in accordance with EITF Issue No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992,” as determined on an actuarial basis. The 1992 Plan qualifies as a multi-employer plan under SFAS No. 106 and expense is recognized as contributions are made.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A third fund, the 1993 Benefit Fund (the “1993 Plan”), was established through collective bargaining and provides benefits to qualifying retired former employees who retired after September 30, 1994, of certain signatory companies who have gone out of business and have defaulted in providing their former employees with retiree medical benefits. Beneficiaries continue to be added to this fund as employers go out of business; however, the Company’s liability is limited to its contractual commitment of $0.50 per hour worked. The 1993 Plan qualifies as a multi-employer plan under SFAS No. 106 and expense is recognized as contributions are made.

Pension Plans
      The Company sponsors non-contributory defined benefit pension plans which are accounted for in accordance with SFAS No. 87 “Employers’ Accounting for Pensions” (“SFAS No. 87”) which requires the cost to provide the benefits to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis.
      The Company also participates in two multi-employer pension plans, the United Mine Workers of America 1950 Pension Plan (the “1950 Plan”) and the United Mine Workers of America 1974 Pension Plan (the “1974 Plan”). These plans qualify as multi-employer plans under SFAS No. 87 and expense is recognized as contributions are made.

Postemployment Benefits
      The Company provides postemployment benefits to qualifying employees, former employees and dependents and accounts for these items on the accrual basis in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” Postemployment benefits include workers’ compensation occupational disease which is accounted for on the actuarial basis over the employees’ period of active service, workers’ compensation traumatic injury claims which are accounted for based on estimated loss rates applied to payroll and claim reserves determined by independent actuaries and claims administrators, disability income benefits which are accrued when a claim occurs and continuation of medical benefits which are recognized when the obligation occurs.

Derivatives
      SFAS No. 133 (as amended) requires the recognition of all derivatives as assets or liabilities within the consolidated balance sheets at fair value. Gains or losses on derivative financial instruments designated as fair value hedges are recognized immediately in the consolidated statements of operations, along with the offsetting gain or loss related to the underlying hedged item.
      Gains or losses on derivative financial instruments designated as cash flow hedges are recorded as a separate component of stockholders’ equity until settlement (or until hedge ineffectiveness is determined), whereby gains or losses are reclassified to the consolidated statements of operations in conjunction with the recognition of the underlying hedged item. To the extent that the periodic changes in the fair value of the derivatives are not effective, or if the hedge ceases to qualify for hedge accounting, the ineffective portion of the periodic non-cash changes are recorded in “Operating costs and expenses” in the income statement in the period of the change. The potential of hedge ineffectiveness is only present in the design of the hedge relationship in the Company’s cash flow hedges of anticipated fuel purchases as discussed in more detail in Note 2. During the year ended December 31, 2005, the Company recognized approximately $0.1 million of lower operating costs and expenses related to the ineffectiveness of its fuel hedges. Hedge ineffectiveness had no effect on results of operations for the years ended December 31, 2004 or 2003.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In particular, the Company has significant long-term liabilities relating to retiree health care, work-related injuries and illnesses and defined pension plans. Each of these liabilities is actuarially determined and the Company uses various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for these items. In addition, the Company has significant asset retirement obligations that involve estimations of costs to remediate mining lands and the timing of cash outlays for such costs. If these assumptions do not materialize as expected, actual cash expenditures and costs incurred could differ materially from current estimates. Moreover, regulatory changes could increase the obligation to satisfy these or additional obligations.
      Finally, in evaluating the valuation allowance related to the Company’s deferred tax assets, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of the valuation allowance, the Company may record a change in valuation allowance through income tax expense in the period such determination is made.

Impairment of Long-Lived Assets
      The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets under various assumptions are less than the carrying amounts of those assets. Impairment losses are measured by comparing the estimated fair value of the impaired asset to its carrying amount. There were no impairment losses recorded during the periods covered by the consolidated financial statements.

Foreign Currency Translation
      For the Company’s foreign subsidiaries where the functional currency is the U.S. dollar, monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. The Company has foreign subsidiaries whose functional currency is the U.S. dollar during the years ended December 31, 2005 and 2004. Gains and losses from foreign currency remeasurement are included in the consolidated statements of operations. Gains and losses from foreign currency remeasurement did not have a material impact on the Company’s consolidated financial position or results of operations for the years ended December 31, 2005 or 2004.
      The Company had foreign subsidiaries whose functional currency was the local currency during the year ended December 31, 2003. For the Company’s foreign subsidiaries whose functional currency is the local currency, all assets and liabilities are translated at current exchange rates. Consolidated statements of operations accounts are translated at an average rate for each period. Resulting translation adjustments are reported as a component of comprehensive income.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2005, with no effect on previously reported net income or stockholders’ equity.

(2)	Risk Management and Derivative Financial Instruments
      The Company is exposed to various types of risk in the normal course of business, including fluctuations in commodity prices, interest rates and foreign currency exchange rates. These risks are actively monitored to ensure compliance with the risk management policies of the Company. In most cases, commodity price risk (excluding coal trading activities) related to the sale of coal is mitigated through the use of long-term, fixed-price contracts rather than financial instruments, while commodity price risk related to materials used in production is managed through the use of fixed price contracts and derivatives. Interest rate and foreign currency exchange risk are managed through the use of forward contracts, swaps and options. The Company’s usage of interest rate swaps is discussed in Note 14.

Trading Activities
      The Company performs a value at risk analysis of its trading portfolio, which includes over-the-counter and brokerage trading of coal. The use of value at risk allows management to quantify, in dollars, on a daily basis, the price risk inherent in its trading portfolio. The Company’s value at risk model is based on the industry standard variance/co-variance approach. This captures exposure related to both option and forward positions. During the year ended December 31, 2005, the low, high, and average values at risk for the Company’s coal trading portfolio were $1.2 million, $3.9 million and $2.3 million, respectively. Further discussion of the Company’s coal trading assets and liabilities is included in Note 4.
      The Company also monitors other types of risk associated with its coal trading activities, including credit, market liquidity and counterparty nonperformance.

Commodity Price Risk
      In addition to the derivatives related to trading activities, the Company enters contracts to manage its exposure to price volatility of diesel fuel. As of December 31, 2005, the Company had derivative contracts designated as cash flow hedges with notional amounts outstanding totaling 68.9 million gallons, with maturities extending through 2007. The consolidated balance sheet as of December 31, 2005, reflects unrealized gains on the cash flow hedges of $33.9 million, which is recorded net of a $13.5 million tax provision, in other comprehensive income (see Note 21). During 2005, the Company recognized approximately $0.1 million of lower operating costs and expenses related to the ineffectiveness of its diesel fuel hedges. Hedge ineffectiveness had no effect on results of operations for the years ended December 31, 2004 and 2003.
      Ineffectiveness is inherent in hedging diesel fuel with derivative positions based on other crude oil related commodities. Due to the volatility in markets for crude oil, and crude oil related products, and the current refining spreads that have widened the price spread between crude oil and other petroleum distillates (such as diesel fuel), the Company is unable to predict the amount of ineffectiveness in future periods, including the loss of hedge accounting (which could be determined on a derivative by derivative basis or in the aggregate), which may result in increased volatility in the Company’s results.
      The notional amounts outstanding of 68.9 million gallons included derivative swap contracts for 44.5 million gallons of heating oil and 24.4 million gallons of crude oil that were designated as cash flow hedges of future anticipated diesel fuel purchases as of December 31, 2005. The heating oil contracts are used to hedge fuel purchases in the Company’s Eastern mining operations and the crude oil derivatives are

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
used to hedge fuel purchases in the Company’s Western mining operations. Hedge ineffectiveness is present in the design of both of these hedge relationships since diesel fuel prices are not perfectly correlated with either heating oil or crude oil prices.
      Despite the ineffectiveness present in the hedge relationships, very little ineffectiveness is recognized in the Company’s statements of operations, due to two factors. First, the Company’s contract for physical fuel purchases hedged with heating oil derivatives are priced based on the derivative contract (adjusted for a fixed transportation differential), resulting in little ineffectiveness. Second, the crude oil hedges, which have more ineffectiveness present, are nearly all in an “underhedge” position, where change in the fair value of the derivative is less than the change in the fair value of the hedged item. Under SFAS No. 133, ineffectiveness in cash flow hedges is only recognized in the income statement in cases where the derivative has changed in value more than the hedged item.

Credit Risk
      The Company’s concentration of credit risk is substantially with energy producers and marketers and electric utilities, although it also has exposure to international steel producers, brokerage sources and trading counterparties. The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company may protect its position by requiring the counterparty to provide appropriate credit enhancement.
      When appropriate the Company has taken steps to reduce the Company’s credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk, as determined by the Company’s credit management function, of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to fund the payment for coal under existing coal supply agreements.
      To reduce the Company’s credit exposure related to its trading and brokerage activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties. Counterparty risk with respect to interest rate swap and foreign currency forwards transactions is not considered to be significant based upon the creditworthiness of the participating financial institutions.

Foreign Currency Risk
      The Company utilizes currency forwards to hedge currency risk associated with anticipated Australian dollar expenditures. As of December 31, 2005, the Company had forward contracts designated as cash flow hedges with notional amounts outstanding totaling A$915.8 million, with maturities extending through 2008. The consolidated balance sheet as of December 31, 2005, reflects unrealized losses on the cash flow hedges of $3.8 million, which is recorded net of a $1.5 million tax benefit, in other comprehensive income (see Note 21).

Employees
      As of December 31, 2005, the Company and its subsidiaries had approximately 8,300 employees. As of December 31, 2005, approximately 39% of the Company’s hourly employees were represented by organized labor unions and generated 19% of the 2005 coal production. Relations with its employees and, where applicable, organized labor are important to the Company’s success.
      In 2005, the Company opened training centers in the eastern and western regions of the United States under its “Workforce of the Future” initiative. Due to the current employee demographics, a significant

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
portion of the Company’s current hourly employees will retire over the next decade. The training centers are educating the Company’s workforce, particularly the most recent hires, in rigorous safety standards and the latest in mining techniques and equipment, and the centers serve as centers for dissemination of mining best practices across all of the Company’s operations. The training efforts exceed minimum government standards for safety and technical expertise with the intent of developing and retaining a world-class workforce.
United States
      The United Mine Workers of America represented approximately 30% of the Company’s subsidiaries’ hourly employees, who generated 14% of the Company’s domestic production during the year ended December 31, 2005. An additional 6% of the hourly employees are represented by labor unions other than the United Mine Workers of America (“UMWA”). These employees generated 2% of the Company’s production during the year ended December 31, 2005. Hourly workers at the Company’s mines in Arizona and one of its mines in Colorado are represented by the UMWA under the Western Surface Agreement of 2000, which is effective through September 1, 2007. Union labor east of the Mississippi River is primarily represented by the UMWA and the majority of union mines are subject to the National Bituminous Coal Wage Agreement. The current five-year labor agreement was ratified in December 2001 and is effective through December 31, 2006.
Australia
      The Australian coal mining industry is highly unionized and the majority of workers employed at the Company’s Australian mining operations are members of trade unions. The Construction Forestry Mining and Energy Union (“CFMEU”) represents the Australian mining operation’s hourly production employees. The Australian hourly employees are approximately 4% of the Company’s hourly workforce and generated 4% of the total production in the year ended December 31, 2005. Negotiations are underway to renew the labor agreement at the Wilkie Creek Mine, which expires in June 2006. The Eaglefield Mine operates under a labor agreement that expires in May 2007. The Burton and North Goonyella Mines operate under agreements due to expire in 2008.

(3)	Significant Property Transactions
      In the first quarter of 2005, the Company purchased mining assets from Lexington Coal Company for $61.0 million. The purchased assets included $2.5 million of materials and supplies that were recorded in “Inventories” in the consolidated balance sheet. The remaining purchased assets consisted of approximately 70 million tons of reserves, preparation plants, facilities and mining equipment that were recorded in “Property, plant, equipment and mine development” in the consolidated balance sheet. The Company is using the acquired assets to open a new mine that is expected to produce 2 to 3 million tons per year, after it reaches full capacity, and to provide other synergies to existing properties. The new mine, which began production early in the third quarter, will supply coal under a new agreement with terms that can be extended through 2015 (and a minimum term through the end of 2008). The Company also recorded $21.6 million for the estimated asset retirement obligations associated with the acquired assets.
      In the third quarter of 2005, the Company exchanged certain idle steam coal reserves for steam and metallurgical coal reserves as part of a contractual dispute settlement. Under the settlement, the Company received $10.0 million in cash, a new coal supply agreement that partially replaced the disputed coal supply agreement, and exchanged the idle steam coal reserves. As a result of the final settlement and based on the fair values of the items exchanged in the overall settlement transaction, the Company recorded net contract losses of $4.0 million and a gain on assets exchanged of $37.4 million. The fair value of assets exchanged exceeded the book value by $33.4 million, a non-cash addition which is not included

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in “Additions to property, plant, equipment and mine development” in the consolidated statement of cash flows.
      In the fourth quarter of 2005, the Company acquired rail, loadout and surface facilities as well as other mining assets from another major coal producer for $84.7 million and exchanged 60 million ton blocks of leased coal reserves in the Powder River Basin. The Company will utilize these reserves and infrastructure to accelerate the development of a new mine, which will include adjoining Company-leased reserves.

(4)	Assets and Liabilities from Coal Trading Activities
      The Company’s coal trading portfolio included forward contracts as of December 31, 2005, and included forward, futures, and options contracts as of December 31, 2004. The fair value of coal trading derivatives and related hedge contracts as of December 31, 2005 and 2004 is set forth below:

	December 31, 2005		December 31, 2004

	Assets	Liabilities	Assets	Liabilities

	(Dollars in thousands)
Forward contracts	$146,596	$131,988	$89,042	$60,914
Other	—	385	123	2,651

Total	$146,596	$132,373	$89,165	$63,565

      Ninety-nine percent of the contracts in the Company’s trading portfolio as of December 31, 2005, were valued utilizing prices from over-the-counter market sources, adjusted for coal quality and traded transportation differentials, and one percent of the Company’s contracts were valued based on similar market transactions. As of December 31, 2005, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Percentage
Year of Expiration	of Portfolio

2006	76%
2007	23%
2008	1%

100%

      At December 31, 2005, 42% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 58% was with non-investment grade counterparties, which were primarily other coal producers. The Company’s coal trading operations traded 36.2 million tons, 33.4 million tons and 40.0 million tons for the years ended December 31, 2005, 2004, and 2003, respectively.

(5)	Accounts Receivable Securitization
      The Company has established an accounts receivable securitization program through its wholly-owned, bankruptcy-remote subsidiary (“Seller”). Under the program, the Company contributes undivided interests in a pool of eligible trade receivables to the Seller, which then sells, without recourse, to a multi-seller, asset-backed commercial paper conduit (“Conduit”). Purchases by the Conduit are financed with the sale of highly rated commercial paper. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to other forms of debt, effectively reducing its overall borrowing costs. The funding cost of the securitization program was $2.5 million, $1.7 million and $2.3 million for the years ended

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, 2004 and 2003, respectively. The securitization program is currently scheduled to expire in September 2009.
      The securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheets. The amount of undivided interests in accounts receivable sold to the Conduit was $225.0 million and $200.0 million as of December 31, 2005 and 2004, respectively.
      The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Eligible receivables, as defined in the securitization agreement, consist of trade receivables from most of the Company’s domestic subsidiaries, and are reduced for certain items such as past due balances and concentration limits. Of the eligible pool of receivables contributed to the Seller, undivided interests in only a portion of the pool are sold to the Conduit. The Company (the Seller) continues to own $69.7 million of receivables as of December 31, 2005, that represents collateral supporting the securitization program. The Seller’s interest in these receivables is subordinate to the Conduit’s interest in the event of default under the securitization agreement.
      If the Company defaulted under the securitization agreement or if its pool of eligible trade receivables decreased significantly, the Company could be prohibited from selling any additional receivables in the future under the agreement.

(6)	Business Combinations
      The results of operations for each of the acquired entities (discussed below) are included in the Company’s consolidated results of operations from the effective date of each acquisition. Except for the RAG Coal International AG acquisitions, had the acquired entities’ results of operations been included in the Company’s results of operations since January 1, 2003, there would have been no material effect on the Company’s consolidated statements of operations, financial condition or cash flows.

RAG Coal International AG
      On April 15, 2004, the Company purchased, through two separate agreements, all of the equity interests in three coal operations from RAG Coal International AG. The combined purchase price, including related costs and fees, of $442.2 million was funded from the Company’s equity and debt offerings as discussed in Notes 14 and 19. The purchases included two mines in Queensland, Australia that collectively produce 6 to 7 million tons per year of metallurgical coal and the Twentymile Mine in Colorado, which produces 8 to 9 million tons per year of steam coal with a planned production expansion up to 12 million tons per year by 2008. The results of operations of the two mines in Queensland, Australia are included in the Company’s Australian Mining Operations segment and the results of operations of the Twentymile Mine are included in the Company’s Western U.S. Mining Operations segment from the April 15, 2004, purchase date. The acquisition was accounted for as a purchase.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase accounting allocations related to the acquisition have been finalized and recorded in the accompanying consolidated financial statements as of, and for periods subsequent to, April 15, 2004. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

(Dollars in thousands)
Accounts receivable	$46,639
Materials and supplies	5,669
Coal inventory	11,543
Other current assets	6,234
Property, plant, equipment and mine development, net	463,567
Accounts payable and accrued expenses	(48,688)
Other noncurrent assets and liabilities, net	(63,699)

Total purchase price, net of cash received of $20,914	$421,265

      In connection with the acquisition of the assets of the Australian mines and the Twentymile Mine, the Company acquired contract based intangibles consisting solely of coal supply agreement obligations (customer contracts) that were unfavorable based upon current market prices for similar coal as of April 15, 2004. As required by SFAS No. 141, “Business Combinations,” these below market obligations were fair valued as part of the purchase price allocation and recorded as liabilities. The liabilities were amortized as the coal was shipped as follows:

		Amortization
		for the Year Ended
		December 31,
	Opening Balance at			Net Book Value at
Contractual Obligation	April 15, 2004	2004	2005	December 31, 2005

	(Dollars in thousands)
U.S.	$35,285	$(9,472)	$(10,560)	$15,253
Foreign	11,483	(10,840)	(643)	—

Total	$46,768	$(20,312)	$(11,203)	$15,253

      Estimated amortization (to income) for the next five years is as follows:

Year Ended December 31,

(Dollars in thousands)
2006	$7,111
2007	6,504
2008	1,020
2009	618
2010	—

Total	$15,253

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma financial information presents the combined results of operations of the Company and the operations acquired from RAG Coal International AG, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the operations acquired from RAG Coal International AG constituted a single entity during those periods:

	Year Ended December 31,

	2004*	2003

	(Dollars in thousands,
	except per share data)
Revenues:
As reported	$3,631,582	$2,815,296
Pro forma	3,756,944	3,206,002
Income before accounting changes
As reported	$175,387	$41,492
Pro forma	172,746	89,328
Net income
As reported	$175,387	$31,348
Pro forma	172,746	79,184
Basic earnings per share — net income:
As reported	$0.71	$0.15
Pro forma	0.67	0.32
Diluted earnings per share — net income:
As reported	$0.69	$0.14
Pro forma	0.66	0.31

*	During the first quarter of 2004, prior to the Company’s acquisition, the Australian underground mine acquired by the Company in April 2004 experienced a roof collapse on a portion of the active mine face, resulting in the temporary suspension of mining activities. Due to the inability to ship during a portion of this downtime, costs to return the mine to operations and shipping limits imposed as the result of unrelated restrictions of capacity at a third party loading facility, the Australian operation experienced a pro forma net loss in the quarter immediately prior to acquisition.

Dodge Hill Holding JV, LLC
      On December 29, 2004, the Company purchased the remaining 55% interest in Dodge Hill Holding JV, LLC for $7.0 million of assumed debt that was repaid immediately upon closing, $2.8 million of cash and contingent earn-out payments based on annual and cumulative EBIT (as defined in the purchase agreement) through 2007. Dodge Hill Holding JV, LLC operates an underground operation located in Kentucky which mined 1.2 million tons during each of the years ended December 31, 2005 and 2004. The acquisition was accounted for as a purchase.

Carbones del Guasare
      On December 2, 2004, the Company completed the acquisition of a 25.5% equity interest in Carbones del Guasare, S.A., from RAG Coal International AG for a net purchase price of $32.5 million. Carbones del Guasare, a joint venture that includes Anglo American plc and a Venezuelan governmental partner, operates the Paso Diablo surface mine in northwestern Venezuela, which produces approximately 7 million

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tons per year of steam coal for electricity generators and steel producers primarily in North America and Europe. The Company accounted for the purchase under the equity method of accounting.

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
      On October 25, 2002, the EITF rescinded EITF Issue No. 98-10, and as a result, trading contracts entered into prior to October 25, 2002, that did not meet the definition of a derivative under SFAS No. 133 were no longer accounted for on a fair value basis, effective January 1, 2003. In the first quarter of 2003, the Company recorded a cumulative effect charge in the statement of operations of $20.2 million, net of income taxes, to reverse the unrealized gains and losses on non-derivative energy trading contracts recorded prior to December 31, 2002.
      Effective January 1, 2003, the Company changed its method of amortizing actuarial gains and losses related to net periodic postretirement benefit costs. The Company previously amortized actuarial gains and losses using a 5% corridor with an amortization period of three years. Under the new method, the corridor has been eliminated and all actuarial gains and losses are now amortized over the average remaining service period of active plan participants, which was estimated at 9.26 years. The Company considers this method preferable in that the elimination of the corridor allows a closer approximation of the fair value of the liability for postretirement benefit costs, and the amortization of actuarial gains and losses over the average remaining service period provides a better matching of the cost of the associated liability over the working life of the active plan participants. As a result of this change, the Company recognized a $0.9 million, net of taxes, cumulative effect gain in the first quarter of 2003.
      The effect of the accounting changes noted above for the year ended December 31, 2003, was to increase income before accounting changes by $20.4 million, or $0.09 per diluted share, net of income taxes. The cumulative effect charge of $10.1 million (net of income tax benefit of $6.8 million) to apply retroactively the new methods described above was included in results of operations for the year ended

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2003. Below are pro forma net income and earnings per share results for the Company assuming the new methods had been retroactively applied:

Year Ended
December 31, 2003

(Dollars in
thousands, except
per share data)
Net income:
As reported	$31,348
Pro forma	41,492
Basic earnings per share:
As reported	$0.15
Pro forma	0.19
Diluted earnings per share:
As reported	$0.14
Pro forma	0.19

(8)	Shelf Registration Statement
      On May 9, 2005, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective in June 2005. Under this universal shelf registration statement, the Company has the capacity to offer and sell from time to time up to an aggregate maximum of $3 billion of securities, including common stock, preferred stock, debt securities, warrants and units. As of December 31, 2005, no securities had been issued under the universal shelf registration statement, which remains effective.

(9)	Earnings per Share
      A reconciliation of weighted average shares outstanding follows:

	Year Ended December 31,

	2005	2004	2003

Weighted-average shares outstanding — basic	261,519,424	248,732,744	213,638,084
Dilutive impact of stock options, restricted stock units and performance units	6,494,052	6,079,888	5,704,428

Weighted-average shares outstanding — diluted	268,013,476	254,812,632	219,342,512

      For the years ended December 31, 2004 and 2003, respectively, options for three thousand and 0.2 million shares were excluded from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive. In addition, the Company granted options to purchase 0.5 million shares of common stock, 0.5 million shares of restricted stock and 0.1 million performance units (that will ultimately be settled in Company common stock) in January 2006.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Inventories
      Inventories consisted of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Materials and supplies	$65,942	$57,467
Raw coal	14,033	17,590
Advance stripping	245,522	197,225
Saleable coal	64,274	51,327

Total	$389,771	$323,609

      Materials and supplies and coal inventory are valued at the lower of average cost or market. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Advance stripping consists of the costs to remove overburden above an unmined coal seam as part of the surface mining process. These costs include labor, supplies, equipment costs and operating overhead, and are charged to operations as coal from the seam is sold. Effective January 1, 2006, and as discussed in Note 1, advance stripping costs included in inventories at December 31, 2005, will no longer be included as a separate component of inventory.

(11)	Leases
      The Company leases equipment and facilities under various noncancelable lease agreements. Certain lease agreements require the maintenance of specified ratios and contain restrictive covenants which limit indebtedness, subsidiary dividends, investments, asset sales and other Company actions. Rental expense under operating leases was $108.6 million, $108.1 million and $106.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The net book value of property, plant, equipment and mine development assets under capital leases was $1.5 million and $1.4 million as of December 31, 2005 and 2004, respectively.
      The Company also leases coal reserves under agreements that require royalties to be paid as the coal is mined. Certain agreements also require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Total royalty expense was $288.1 million, $233.9 million and $183.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      A substantial amount of the coal mined by the Company is produced from mineral reserves leased from the owner. One of the major lessors is the U.S. government, from which the Company leases substantially all of the coal it mines in Wyoming and Colorado under terms set by Congress and administered by the U.S. Bureau of Land Management. The terms of these leases are generally for an initial term of ten years but may be extended by diligent development and mining of the reserve until all economically recoverable reserves are depleted. The Company has met the diligent development requirements for substantially all of these federal leases either directly through production or by including the lease as a part of a logical mining unit with other leases upon which development has occurred. Annual production on these federal leases must total at least 1.0% of the original amount of coal in the entire logical mining unit. In addition, royalties are payable monthly at a rate of 12.5% of the gross realization from the sale of the coal mined using surface mining methods and at a rate of 8.0% of the gross realization for coal produced using underground mining methods. The Company also leases the coal reserves at its Arizona mines from The Navajo Nation and the Hopi Tribe under leases that are administered by the U.S. Department of the Interior. These leases expire upon exhaustion of the leased reserves or upon the permanent ceasing of all mining activities on the related reserves as a whole. The

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
royalty rates are also generally based upon a percentage of the gross realization from the sale of coal. These rates are subject to redetermination every ten years under the terms of the leases. The remainder of the leased coal is generally leased from state governments, land holding companies and various individuals. The duration of these leases varies greatly. Typically, the lease terms are automatically extended as long as active mining continues. Royalty payments are generally based upon a specified rate per ton or a percentage of the gross realization from the sale of the coal.
      Future minimum lease and royalty payments as of December 31, 2005, are as follows:

	Capital	Operating	Coal
Year Ended December 31	Leases	Leases	Reserves

	(Dollars in thousands)
2006	$790	$84,031	$203,840
2007	716	77,176	201,354
2008	47	62,729	197,069
2009	—	42,869	138,812
2010	—	32,566	11,184
2011 and thereafter	—	103,506	44,094

Total minimum lease payments	$1,553	$402,877	$796,353

Less interest	24

Present value of minimum capital lease payments	$1,529

      On December 19, 2002, the Company entered into a transaction with Penn Virginia Resource Partners, L.P. (“PVR”) whereby the Company sold 120 million tons of coal reserves in exchange for $72.5 million in cash and 2.76 million units, or 15%, of the PVR master limited partnership. The Company’s subsidiaries leased back the coal and pay royalties as the coal is mined. No gain or loss was recorded at the inception of this transaction.
      In 2005, 2004 and 2003, the Company sold 0.838 million, 0.775 million and 1.15 million, respectively, of the PVR units received in the December 2002 transaction. As of December 31, 2005, the Company had no remaining ownership in PVR. The sales were accounted for under SFAS No. 66, “Sales of Real Estate”, and gains of $31.1 million, $15.8 million and $7.6 million were recognized in the years ended December 31, 2005, 2004 and 2003, respectively. The remaining deferred gain from the sales of the reserves and units of $16.6 million is intended to provide for the Company’s potential exposure to loss resulting from its continuing involvement in the properties and will be amortized over the minimum term of the leases. The Company accounted for its investment in PVR under the equity method of accounting, under the provisions of SOP No. 78-9, “Accounting for Investments in Real Estate Ventures.”
      As of December 31, 2005, certain of the Company’s lease obligations were secured by outstanding surety bonds and letters of credit totaling $281.4 million. As of December 31, 2005, the covenants under certain lease agreements of one of the Company’s subsidiaries required a minimum consolidated tangible net worth (as defined in the agreement) of not less than $500.0 million.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consisted of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Trade accounts payable	$348,320	$273,274
Accrued taxes other than income	111,997	98,208
Accrued payroll and related benefits	110,675	74,907
Accrued health care	78,523	84,286
Workers’ compensation obligations	34,312	41,436
Other accrued benefits	21,939	17,025
Accrued royalties	50,344	23,517
Accrued environmental	23,619	15,095
Income taxes payable — Australia	23,409	1,658
Accrued interest	21,260	21,304
Other accrued expenses	43,567	40,890

Total accounts payable and accrued expenses	$867,965	$691,600

(13)	Income Taxes
      Income (loss) before income taxes, minority interests and discontinued operations consisted of the following:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
U.S.	$253,329	$118,076	$1,734
Non U.S.	172,756	34,995	(4,915)

Total	$426,085	$153,071	$(3,181)

      Total income tax provision (benefit) consisted of the following:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Current:
U.S. federal	$—	$655	$—
Non U.S.	25,622	4,533	251
State	300	300	300

Total current	25,922	5,488	551

Deferred:
U.S. federal	(18,475)	(33,275)	(46,231)
Non U.S.	22,997	(328)	—
State	(29,484)	1,678	(2,028)

Total deferred	(24,962)	(31,925)	(48,259)

Total provision (benefit)	$960	$(26,437)	$(47,708)

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax rate differed from the U.S. federal statutory rate as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Federal statutory rate	$149,130	$53,575	$(1,113)
Depletion	(59,412)	(43,488)	(34,436)
Foreign earnings rate differential	(12,279)	(8,043)	(965)
State income taxes, net of U.S. federal tax benefit	(29,288)	1,872	(1,834)
Deemed liquidation of subsidiary	(314,071)	—	—
Changes in valuation allowance	216,908	(25,863)	(230)
Changes in tax reserves	44,968	—	(10,000)
Other, net	5,004	(4,490)	870

Total	$960	$(26,437)	$(47,708)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Deferred tax assets:
Tax credits and loss carryforwards	$742,368	$377,183
Postretirement benefit obligations	410,905	391,410
Accrued long-term workers’ compensation liabilities	101,346	100,157
Additional minimum pension liability	46,931	48,188
Accrued reclamation and mine closing liabilities	46,139	46,776
Intangible tax asset and purchased contract rights	35,405	45,001
Obligation to industry fund	12,112	13,365
Others	71,311	82,844

Total gross deferred tax assets	1,466,517	1,104,924

Deferred tax liabilities:
Property, plant, equipment and mine development, leased coal interests and advance royalties, principally due to differences in depreciation, depletion and asset writedowns	1,356,692	1,271,758
Inventory	77,824	64,973
Others	1,021	2,465

Total gross deferred tax liabilities	1,435,537	1,339,196

Valuation allowance	(360,441)	(143,533)

Net deferred tax liability	$(329,461)	$(377,805)

Deferred taxes consisted of the following:
Current deferred income taxes	$9,027	$15,461
Noncurrent deferred income taxes	(338,488)	(393,266)

Net deferred tax liability	$(329,461)	$(377,805)

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s deferred tax assets included alternative minimum tax (“AMT”) credits of $26.2 million and $54.0 million as of December 31, 2005 and 2004, respectively, and net operating loss (“NOL”) carryforwards of $716.2 million and $322.7 million as of December 31, 2005 and 2004, respectively. The AMT credits have no expiration date and the NOL carryforwards begin to expire in the year 2019. Utilization of these AMT credits and NOL carryforwards is subject to various limitations because of previous changes in ownership (as defined in the Internal Revenue Code) of the Company, and ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. The AMT credits and NOL carryforwards are offset by a valuation allowance of $360.4 million. The valuation allowance was increased by $216.9 million for the year ended December 31, 2005, to correspond with an increase in available NOLs and reduced by $25.9 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively. The Company evaluated and assessed the expected near-term utilization of NOLs, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the amount and timing of valuation allowance adjustments.
      During 2005, the Company completed a comprehensive and strategic internal corporate restructuring project. This restructuring focused on realigning the Company’s subsidiary ownership on a geographic and functional basis and facilitated the consolidation of assets in a tax-efficient manner, better positioning the Company to execute future strategic transactions. One of the indirect consequences of the internal corporate restructuring was a deduction for a deemed liquidation of a subsidiary for tax purposes, which, as a result, increased the Company’s net operating losses by $1.0 billion.
      The Company establishes reserves for tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, certain positions are likely to be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences (e.g., tax depletion expense) and certain tax sharing agreements. The Company is subject to federal audits for several open years due to its previous inclusion in multiple consolidated groups and the various parties involved in finalizing those years. The tax contingency reserve was increased by $45.0 million for the tax year ended December 31, 2005. The tax contingency reserve was decreased for the year ended December 31, 2003, by $10.0 million reflecting the reduction in exposure due to the completion of a federal audit.
      The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $156.0 million and $28.2 million at December 31, 2005 and 2004, respectively. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act created a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. The Company did not repatriate foreign income through December 31, 2005, and the Company has not provided deferred taxes on foreign earnings because such earnings were intended to be indefinitely reinvested outside the U.S. Should the Company repatriate all of these earnings, a one-time income tax charge to the Company’s consolidated results of operations of up to $53 million could occur.
      The Company made no U.S. Federal tax payments for the years ended December 31, 2005 and 2003. The Company made U.S. Federal tax payments totaling $1.4 million for the year ended December 31, 2004. The Company paid state and local income taxes totaling $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company made non-U.S. tax payments totaling $2.8 million, $6.3 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Long-Term Debt
      The Company’s total indebtedness consisted of the following at:

	December 31,

	2005	2004

	(Dollars in thousands)
Term Loan under Senior Secured Credit Facility	$442,500	$448,750
6.875% Senior Notes due 2013	650,000	650,000
5.875% Senior Notes due 2016	239,525	239,525
Fair value of interest rate swaps — 6.875% Senior Notes	(8,879)	5,189
5.0% Subordinated Note	66,693	73,621
Other	15,667	7,880

Total	$1,405,506	$1,424,965

Senior Secured Credit Facility
      On March 21, 2003, the Company entered into a Senior Secured Credit Facility (the “Facility”) that consisted of a $600.0 million revolving credit facility and a $450.0 million term loan. On March 8, 2004, the Company entered into an amendment to refinance the Facility, which expanded the maximum borrowings under the revolving credit facility from $600.0 million to $900.0 million and reduced the interest rate payable on the existing term loan under the Facility from LIBOR plus 2.5% to LIBOR plus 1.75%. On October 27, 2004, the Company refinanced the Facility, which reduced the applicable margin on the loans and the revolving credit agreement fee rate and extended the revolving credit facility termination date to March 2010. The refinancing reduced the interest rate payable on the existing term loan under the Facility from LIBOR plus 1.75% to LIBOR plus 1.25%. The applicable rate was 3.74% as of December 31, 2004.
      For the year ending December 31, 2005, based on the attainment of certain leverage ratios, as defined in the agreement, there was a reduction in the interest rate payable on the existing term loan under the Facility from LIBOR plus 1.25% to LIBOR plus 0.75%. The same reduction in the margin applies to fees under the revolving credit facility. The applicable rate for the term loan was 5.24% as of December 31, 2005. The Company had letters of credit outstanding under the revolving credit facility of $406.7 million at December 31, 2005, leaving $493.3 million available for borrowing.
      Under the term loan, total principal of $42.5 million will be paid in quarterly installments through March 31, 2009. The remaining principal of $400.0 million is due in quarterly installments of $100.0 million to be paid from June 30, 2009, through March 21, 2010. The Facility is secured by the capital stock and certain assets of the Company’s “restricted subsidiaries” (as defined in the Facility). These restricted subsidiaries are also guarantors of the Facility. Under the Facility, the Company must comply with certain financial covenants on a quarterly basis. These covenants include a minimum EBITDA (as defined in the Facility) interest coverage ratio, a maximum “total obligations” (as defined in the Facility) to EBITDA ratio and a maximum senior secured debt to EBITDA ratio. The Company was in compliance with these covenants as of December 31, 2005.

6.875% Senior Notes Due March 2013
      On March 21, 2003, the Company issued $650.0 million of 6.875% Senior Notes due March 2013. The notes are senior unsecured obligations of the Company and rank equally with all of the Company’s other senior unsecured indebtedness. Interest payments are scheduled to occur on March 15 and September 15 of each year, and commenced on September 15, 2003. The notes are guaranteed by the

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s “restricted subsidiaries” as defined in the note indenture. The note indenture contains covenants which, among other things, limit the Company’s ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make other restricted payments and investments, create liens, sell assets and merge or consolidate with other entities. The notes are redeemable prior to March 15, 2008, at a redemption price equal to 100% of the principal amount plus a make-whole premium (as defined in the indenture) and on or after March 15, 2008, at fixed redemption prices as set forth in the indenture.

5.875% Senior Notes Due March 2016
      On March 23, 2004, the Company completed an offering of $250.0 million of 5.875% Senior Notes due March 2016. The notes are senior unsecured obligations of the Company and rank equally with all of the Company’s other senior unsecured indebtedness. Interest payments are scheduled to occur on April 15 and October 15 of each year, and commenced on April 15, 2004. The notes are guaranteed by the Company’s “restricted subsidiaries” as defined in the note indenture. The note indenture contains covenants which, among other things, limit the Company’s ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make other restricted payments and investments, create liens, sell assets and merge or consolidate with other entities. The notes are redeemable prior to April 15, 2009, at a redemption price equal to 100% of the principal amount plus a make-whole premium (as defined in the indenture) and on or after April 15, 2009, at fixed redemption prices as set forth in the indenture. Net proceeds from the offering, after deducting underwriting discounts and expenses, were $244.7 million.

Interest Rate Swaps
      In May 2003, the Company entered into and designated four interest rate swaps with combined notional amounts totaling $100.0 million as a fair value hedge of the Company’s 6.875% Senior Notes. Under the swaps, the Company pays a floating rate that resets each March 15 and September 15, based upon the six-month LIBOR rate, for a period of 10 years ending March 15, 2013 and receives a fixed rate of 6.875%. The average applicable floating rate for the four swaps was 7.09% as of December 31, 2005.
      In September 2003, the Company entered into two $400.0 million interest rate swaps. One $400.0 million notional amount floating-to-fixed interest rate swap, expiring March 15, 2010, was designated as a hedge of changes in expected cash flows on the term loan under the Senior Secured Credit Facility. The term loan was refinanced in October 2004, and the swap was re-designated as a hedge of the refinanced term loan. Under this swap, the Company pays a fixed rate of 6.764% and receives a floating rate of LIBOR plus 2.5% (6.99% at December 31, 2005) that resets each March 15, June 15, September 15 and December 15 based upon the three-month LIBOR rate. Another $400.0 million notional amount fixed-to-floating interest rate swap, expiring March 15, 2013, was designated as a hedge of the changes in the fair value of the 6.875% Senior Notes due 2013. Under this swap, the Company pays a floating rate of LIBOR plus 1.97% (6.46% at December 31, 2005) that resets each March 15, June 15, September 15 and December 15 based upon the three-month LIBOR rate and receives a fixed rate of 6.875%. The swaps will lower the Company’s overall borrowing costs on $400.0 million of debt principal by 0.64% over the term of the floating-to-fixed swap.
      Because the critical terms of the swaps and the respective debt instruments they hedge coincide, there was no hedge ineffectiveness recognized in the statement of operations during the year ended December 31, 2005. Related to the cash flow hedge, the balance sheet at December 31, 2005 and 2004, respectively, reflected an unrealized gain of $2.3 million and an unrealized loss of $10.9 million, which is recognized net of a $0.9 million tax provision and a $4.4 million tax benefit, in other comprehensive loss (see Note 21). As of December 31, 2005 and 2004, the balance sheet reflected a net unrealized loss of

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$8.9 million and a net unrealized gain of $5.2 million, respectively, on the fair value hedges discussed above, which is reflected as an adjustment to the carrying value of the Senior Notes (see table above).

5.0% Subordinated Note
      The 5.0% Subordinated Note is recorded net of discount at an effective annual interest rate of 12.0%. Interest and principal are payable each March 1, and a scheduled principal payment of $10.0 million is due in 2006, with the remaining $60.0 million due March 1, 2007. The 5.0% Subordinated Note is expressly subordinated in right of payment to all prior indebtedness (as defined), including borrowings under the Senior Secured Credit Facility, the 6.875% Senior Notes due March 2013 and the 5.875% Senior Notes due March 2016.

Other
      Other long-term debt, which consists principally of notes payable, is due in installments through 2016. The weighted-average effective interest rate of this debt was 5.54% as of December 31, 2005.
      The aggregate amounts of long-term debt maturities subsequent to December 31, 2005 are as follows:

Year of Maturity

(Dollars in thousands)
2006	$22,585
2007	72,268
2008	16,435
2009	304,797
2010	101,112
2011 and thereafter	888,309

Total	$1,405,506

      Interest paid on long-term debt was $94.2 million, $87.4 million and $89.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. No interest was paid on the revolving credit facility in 2005 or 2004. Interest paid on the revolving credit facility was $0.1 million for the year ended December 31, 2003.

Early Debt Extinguishment Costs
      In 2004, the Company recorded a net charge for early debt extinguishment of $1.8 million. In connection with the refinancing of the Senior Secured Credit Facility on October 27, 2004, the Company incurred a non-cash charge of $2.4 million to write-off unamortized debt issuance costs related to the term loan. In connection with the July 2004 repurchase of $10.5 million of 5.875% Senior Notes due March 2016, the Company realized a gain of $0.6 million, which included a gain from the excess of carrying value of the notes over the cash cost to retire the notes of $0.8 million partially offset by charges to write-off debt issuance costs associated with the debt extinguished of $0.2 million.
      In 2003, the Company recorded total early debt extinguishment costs of $53.5 million in connection with a series of transactions to refinance a substantial portion of its outstanding indebtedness. The early debt extinguishment costs included prepayment premiums paid on the debt retired of $41.8 million, non-cash charges to write-off the associated debt issuance costs of $17.5 million, and a gain from the termination and monetization of interest rate swaps associated with the debt extinguished of $5.8 million.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Asset Retirement Obligations
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
      The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation, then discounted at the credit-adjusted risk-free rate (5.81% at January 1, 2005). The Company records an ARO asset associated with the liability. The ARO asset is amortized based on the units of production method over its expected life, and the ARO liability is accreted to the projected spending date. Changes in estimates could occur due to mine plan revisions, changes in estimated costs, and changes in timing of the performance of reclamation activities. The Company also recognizes an obligation for contemporaneous reclamation liabilities incurred as a result of surface mining.
      A reconciliation of the Company’s liability for asset retirement obligations for the year ended December 31, 2005, is as follows:

(Dollars in thousands)
Balance at December 31, 2004	$396,022
Liabilities incurred	24,101
Liabilities settled or disposed	(40,341)
Accretion expense	24,095
Revisions to estimate	(4,674)

Balance at December 31, 2005	$399,203

      Total asset retirement obligations as of December 31, 2005, of $399.2 million consisted of $340.7 million related to locations with active mining operations and $58.5 million related to locations that are closed or inactive. In 2005, the Company recorded a $9.2 million reduction in its asset retirement obligations associated with the disposal of non-strategic properties and the assumption of the related reclamation liabilities by the purchaser.
      As of December 31, 2005 and 2004, the Company had $323.6 million and $294.5 million, respectively, in surety bonds outstanding to secure reclamation obligations or activities. The amount of reclamation self-bonding in certain states in which the Company qualifies was $671.8 million and $653.3 million as of December 31, 2005 and 2004, respectively. Additionally, the Company had $0.1 million and $0.4 million of letters of credit in support of reclamation obligations or activities as of December 31, 2005 and 2004, respectively.

(16)	Workers’ Compensation Obligations
      Certain subsidiaries of the Company are subject to the Federal Coal Mine Health and Safety Act of 1969 and the related workers’ compensation laws in the states in which they operate. These laws require the subsidiaries to pay benefits for occupational disease resulting from coal workers’ pneumoconiosis (“occupational disease”). Changes to the federal regulations became effective in August 2001, and the revised regulations could ultimately result in higher costs, although experience to date has not resulted in higher claims costs. Provisions for occupational disease costs are based on determinations by independent actuaries or claims administrators.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company provides income replacement and medical treatment for work related traumatic injury claims as required by applicable state law. Provisions for estimated claims incurred are recorded based on estimated loss rates applied to payroll and claim reserves determined by independent actuaries or claims administrators.
      Certain subsidiaries of the Company are required to contribute to state workers’ compensation funds for second injury and other costs incurred by the state fund based on a payroll-based assessment by the applicable state. Provisions are recorded based on the payroll-based assessment criteria.
      As of December 31, 2005, the Company had $163.8 million in surety bonds and letters of credit outstanding to secure workers’ compensation obligations.
      Workers’ compensation provision consists of the following components:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Occupational disease:
Service cost	$4,491	$4,346	$3,807
Interest cost	10,425	11,568	11,760
Net amortization	(1,213)	742	339

Total occupational disease	13,703	16,656	15,906
Traumatic injury claims	25,610	27,141	19,691
State assessment taxes	16,820	15,365	15,016

Total provision	$56,133	$59,162	$50,613

      The weighted-average assumptions used to determine the workers’ compensation provision were as follows:

	Year Ended December 31,

	2005	2004	2003

Discount rate	6.10%	6.40%	7.00%
Inflation rate	3.50%	3.50%	3.50%
      Workers’ compensation obligations consist of amounts accrued for loss sensitive insurance premiums, uninsured claims and related taxes and assessments under black lung and traumatic injury workers compensation programs.
      The workers’ compensation obligations consisted of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Occupational disease costs	$190,347	$186,647
Traumatic injury claims	81,034	81,713
State assessment taxes	505	552

Total obligations	271,886	268,912
Less current portion	(34,312)	(41,436)

Noncurrent obligations	$237,574	$227,476

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliation of changes in the benefit obligation of the occupational disease liability is as follows:

	December 31,

	2005	2004

	(Dollars in thousands)
Beginning of year obligation	$199,346	$191,993
Service cost	4,491	4,346
Interest cost	10,425	11,568
Actuarial gain	(16,071)	(601)
Acquisitions	—	2,514
Benefit and administrative payments	(10,284)	(10,474)

Net obligation at end of year	187,907	199,346
Unamortized gain (loss) and prior service cost	2,440	(12,699)

Accrued cost	$190,347	$186,647

      The liability for occupational disease claims represents the actuarially-determined present value of known claims and an estimate of future claims that will be awarded to current and former employees. The liability for occupational disease claims was based on a discount rate of 5.9% and 6.1% at December 31, 2005 and 2004, respectively. Traumatic injury workers’ compensation obligations are estimated from both case reserves and actuarial determinations of historical trends, discounted at 6.1% and 6.4% for the years ended December 31, 2005 and 2004, respectively.

Federal Black Lung Excise Tax Refund Claims
      In addition to the obligations discussed above, certain subsidiaries of the Company are required to pay black lung excise taxes to the Federal Black Lung Trust Fund (the “Trust Fund”). The Trust Fund pays occupational disease benefits to entitled former miners who worked prior to July 1, 1973. Excise taxes are based on the selling price of coal, up to a maximum of $1.10 per ton for underground mines and $0.55 per ton for surface mines. The Company had a receivable for excise tax refunds of $19.4 million as of December 31, 2005 and 2004.

(17)	Pension and Savings Plans
      One of the Company’s subsidiaries, Peabody Investments Corp., sponsors a defined benefit pension plan covering substantially all salaried U.S. employees and eligible hourly employees at certain Peabody Investments Corp. subsidiaries (the “Peabody Plan”). A Peabody Investments Corp. subsidiary also has a defined benefit pension plan covering eligible employees who are represented by the UMWA under the Western Surface Agreement of 2000 (the “Western Plan”). Twentymile Coal Company (“Twentymile”), a subsidiary of the Company, sponsors two defined benefit pension plans, one which covers substantially all Twentymile hourly employees (the “Twentymile Hourly Plan”) and one which covers substantially all Twentymile salaried employees (the “Twentymile Salaried Plan”). Peabody Investments Corp. also sponsors an unfunded supplemental retirement plan to provide senior management with benefits in excess of limits under the federal tax law and increased benefits to reflect a service adjustment factor.
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

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic pension costs included the following components:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Service cost for benefits earned	$11,853	$12,275	$10,184
Interest cost on projected benefit obligation	45,499	43,658	41,794
Expected return on plan assets	(52,812)	(49,813)	(44,462)
Other amortizations and deferrals	24,588	22,366	13,179

Net periodic pension costs	29,128	28,486	20,695
Curtailment charges	9,527	—	—

Total pension costs	$38,655	$28,486	$20,695

      The Company amortizes actuarial gains and losses using a 5% corridor with a five-year amortization period.
      The curtailment charges resulted from the planned closure during 2005 of two of the Company’s three operating mines that participate in the Western Plan. The loss is actuarially determined and consists of an increase in the actuarial liability, the accelerated recognition of previously unamortized prior service cost and contractual termination benefits under the Western Plan resulting from the closures.
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
      The following summarizes the change in benefit obligation, change in plan assets and funded status of the Company’s plans:

	December 31,

	2005	2004

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$759,283	$681,300
Service cost	11,853	12,275
Interest cost	45,499	43,658
Acquisitions	—	27,328
Plan amendments	(225)	—
Curtailments	(1,309)	—
Special termination benefits	7,896	—
Benefits paid	(38,315)	(35,095)
Actuarial loss	17,136	29,817

Benefit obligation at end of period	801,818	759,283

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004

	(Dollars in thousands)
Change in plan assets:
Fair value of plan assets at beginning of period	642,400	527,914
Actual return on plan assets	42,707	68,819
Acquisitions	—	18,680
Employer contributions	7,231	62,082
Benefits paid	(38,315)	(35,095)

Fair value of plan assets at end of period	654,023	642,400

Funded status	(147,795)	(116,883)
Unrecognized actuarial loss	141,517	140,175
Unrecognized prior service cost	346	2,201

Accrued pension asset (liability)	$(5,932)	$25,493

Amounts recognized in the consolidated balance sheets:
Accrued benefit liability	$(125,622)	$(99,905)
Intangible asset	2,362	4,067
Additional minimum pension liability, included in other comprehensive income	117,328	121,331

Net amount recognized	$(5,932)	$25,493

      The accumulated benefit obligation for all pension plans was $779.6 million and $740.9 million as of December 31, 2005, and 2004, respectively. The projected benefit obligation and the accumulated benefit obligation exceeded plan assets for all plans as of December 31, 2005 and 2004. The following presents information applicable to pension plans with accumulated benefit obligations in excess of plan assets:

	December 31,

	2005	2004

	(Dollars in thousands)
Projected benefit obligation	$801,818	$759,283
Accumulated benefit obligation	779,646	740,931
Fair value of plan assets	654,023	642,400
      The provisions of SFAS No. 87 require the recognition of an additional minimum liability and related intangible asset to the extent that accumulated benefits exceed plan assets. As of December 31, 2005 and 2004, the Company has recorded $117.3 million and $121.3 million, respectively, to reflect the Company’s minimum liability. The current portion of the Company’s pension liability as reflected within “Accounts payable and accrued expenses” at December 31, 2005 and 2004 was $7.9 million and $5.8 million, respectively. The noncurrent portion of the Company’s pension liability as reflected within “Other noncurrent liabilities” at December 31, 2005 and 2004 was $115.4 million and $90.0 million, respectively.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Year Ended December 31,

	2005	2004

Discount rate	5.90%	6.10%
Rate of compensation increase	3.50%	3.50%
Measurement date	December 31, 2005	December 31, 2004
      The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended December 31,

	2005	2004	2003

Discount rate	6.10%	6.40%	7.00%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	3.50%	3.75%	3.75%
Measurement date	December 31, 2004	December 31, 2003	December 31, 2002
      The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class (net of inflation) based on long-term historic ranges, inflation assumptions and the expected net value from active management of the assets based on actual results.

Plan Assets
      Assets of the Peabody Plan, the Western Plan, the Twentymile Hourly Plan and the Twentymile Salaried Plan are commingled in the Peabody Investment Corporation Master Trust (the “Master Trust”) and are invested in accordance with investment guidelines that have been established by the Company’s Retirement Committee (the “Retirement Committee”) after consultation with outside investment advisors and actuaries.
      As of the year ended December 31, 2005, Master Trust assets totaled $654.0 million and were invested in the following major asset categories:

	Balance as of	Percentage
	December 31,	Allocation of	Target
	2005	Total Assets	Allocation

	(Dollars in thousands)
Equity securities	$360,133	55.1%	50.0%
Fixed income	247,747	37.9%	40.0%
Real estate	45,328	6.9%	10.0%
Cash fund	815	0.1%	0.0%

Total	$654,023	100.0%	100.0%

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of the year ended December 31, 2004, Master Trust assets totaled $642.4 million and were invested in the following major asset categories:

	Balance as of	Percentage
	December 31,	Allocation of	Target
	2004	Total Assets	Allocation

	(Dollars in thousands)
Equity securities	$339,287	52.8%	50.0%
Fixed income	250,749	39.0%	40.0%
Real estate	49,647	7.8%	10.0%
Cash fund	2,717	0.4%	0.0%

Total	$642,400	100.0%	100.0%

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
      Plan assets are either under active management by third-party investment advisors or in index funds, all selected and monitored by the Retirement Committee. The Retirement Committee has established specific investment guidelines for each major asset class including performance benchmarks, allowable and prohibited investment types and concentration limits. In general, the plan investment guidelines do not permit leveraging the Master Trust’s assets. Equity investment guidelines do not permit entering into put or call options (except as deemed appropriate to manage currency risk), and futures contracts are permitted only to the extent necessary to equitize cash holdings.

Contributions
      The Company expects to contribute $6.6 million to its funded pension plans and make $1.3 million in expected benefit payments attributable to its unfunded pension plans during 2006.

Estimated Future Benefit Payments
      The following benefit payments (net of retiree contributions), which reflect expected future service, as appropriate, are expected to be paid by the Master Trust:

Pension
Benefits

(Dollars in
thousands)
2006	$40,804
2007	42,162
2008	44,227
2009	45,839
2010	47,695
Years 2011-2015	282,423

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multi-Employer Pension Plans
      Certain subsidiaries participate in multi-employer pension plans (the 1950 Plan and the 1974 Plan), which provide defined benefits to substantially all hourly coal production workers represented by the UMWA other than those covered by the Western Plan. Benefits under the UMWA plans are computed based on service with the subsidiaries or other signatory employers. There were no contributions to the multi-employer pension plans during the years ended December 31, 2005, 2004 or 2003, and the Company does not anticipate any contributions in 2006.

Defined Contribution Plans
      The Company sponsors employee retirement accounts under seven 401(k) plans for eligible salaried U.S. employees. The Company matches voluntary contributions to each plan up to specified levels. The expense for these plans was $10.7 million, $10.2 million and $9.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. A performance contribution feature allows for additional contributions from the Company based upon meeting specified Company performance targets, and the performance contributions made by the Company were $9.3 million, $6.7 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(18)	Postretirement Health Care and Life Insurance Benefits
      The Company currently provides health care and life insurance benefits to qualifying salaried and hourly retirees and their dependents from defined benefit plans established by the Company. Plan coverage for the health and life insurance benefits is provided to future hourly retirees in accordance with the applicable labor agreement. The Company accounts for postretirement benefits in accordance with SFAS No. 106, which requires the cost to provide the benefits to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis.
      Net periodic postretirement benefits costs included the following components:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Service cost for benefits earned	$5,343	$4,430	$4,670
Interest cost on accumulated postretirement benefit obligation	72,673	63,635	77,984
Amortization of prior service cost	(5,339)	(13,230)	(15,787)
Amortization of actuarial losses	26,304	3,575	16,802

Net periodic postretirement benefit costs	$98,981	$58,410	$83,669

      The Company amortizes actuarial gains and losses using a 0% corridor with an amortization period that covers the average remaining service period of active employees (8.99 years and 8.43 years at January 1, 2005 and 2004, respectively).

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the plans’ combined funded status reconciled with the amounts shown in the consolidated balance sheets:

	December 31,

	2005	2004

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,234,185	$1,023,453
Service cost	5,343	4,430
Interest cost	72,673	63,635
Participant contributions	1,716	1,360
Plan amendments	—	4,492
Acquisitions	—	10,191
Benefits paid	(87,250)	(83,451)
Actuarial loss	62,288	210,075

Benefit obligation at end of period	1,288,955	1,234,185

Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contributions	85,534	82,091
Participant contributions	1,716	1,360
Benefits paid	(87,250)	(83,451)

Fair value of plan assets at end of period	—	—

Funded status	(1,288,955)	(1,234,185)
Unrecognized actuarial loss	272,617	236,634
Unrecognized prior service cost	(17,932)	(23,270)

Accrued postretirement benefit obligation	(1,034,270)	(1,020,821)
Less current portion	75,048	81,318

Noncurrent obligation	$(959,222)	$(939,503)

      The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Year Ended December 31,

	2005	2004

Discount rate	5.90%	6.10%
Rate of compensation increase	3.50%	3.50%
Measurement date	December 31, 2005	December 31, 2004

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended December 31,

	2005	2004	2003

Discount rate	6.10%	6.40%	7.00%
Expected long-term return on plan assets	not applicable	not applicable	not applicable
Rate of compensation increase	3.50%	3.75%	3.75%
Measurement date	December 31, 2004	December 31, 2003	December 31, 2002
      The following presents information about the assumed health care cost trend rate:

	Year Ended
	December 31,

	2005	2004

Health care cost trend rate assumed for next year	7.00%	8.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2011	2010
      Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease

	(Dollars in thousands)
Effect on total service and interest cost components	$8,789	$(6,961)
Effect on total postretirement benefit obligation	$161,903	$(135,501)

Plan Assets
      The Company’s postretirement benefit plans are unfunded.

Cash Flows
      The Company expects to pay $75.0 million in benefits attributable to its postretirement benefit plans during 2006.

Estimated Future Benefit Payments
      The following benefit payments (net of retiree contributions), which reflect expected future service, as appropriate, are expected to be paid by the Company:

(Dollars in thousands)
2006	$75,048
2007	78,823
2008	81,618
2009	84,381
2010	87,331
Years 2011-2015	493,716

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medicare and Other Plan Changes
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Company elected not to defer the effects of the Act as discussed in FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Additionally, the Company did not elect the Federal Subsidy provisions of the Act; rather the Company coordinated benefits with available Medicare coverage considered the primary payer, whether or not the beneficiary enrolled and paid the required premiums.
      The Company recognized a reduction in the benefit obligation on two distinct components. For plans that required amendment to incorporate the Act, the Company recognized a liability reduction of $19.1 million. This reduction was treated as a negative plan amendment and is being amortized to income over six years beginning December 15, 2003. For plans that did not require amendment, the Company recognized a liability reduction of $162.4 million. The reduction was treated as a change in the estimated cost to provide benefits to Medicare eligible beneficiaries constituting a component of the cumulative actuarial gain or loss subject to amortization in accordance with the Company’s amortization method.
      In July 2001, the Company adopted changes to the prescription drug program. Effective January 1, 2002, an incentive mail order and comprehensive utilization management program was added to the prescription drug program. The effect at the time of adoption of the change on the retiree health care liability was $38.4 million. The Company began recognizing the effect of the plan amendment over three years beginning July 1, 2001. Net periodic postretirement benefit costs were reduced by $6.4 million for the year ended December 31, 2004, and $12.8 million for the year ended December 31, 2003, for this change.
      In January 1999, the Company adopted reductions to the salaried employee medical coverage levels for employees retiring before January 1, 2003, which was changed to January 1, 2005, in 2002. For employees retiring on or after January 1, 2005, the current medical plan is replaced with a medical premium reimbursement plan. This plan change did not apply to Powder River or Lee Ranch salaried employees. The change in the retiree health care plan resulted in a $22.4 million reduction to the salaried retiree health care liability. The Company began recognizing the effect of the plan amendment over nine years beginning January 1, 1999. The effect was $1.0 million for the year ended December 31, 2005, and $2.5 million for each of the years ended December 31, 2004 and 2003.

Multi-Employer Benefit Plans
      Retirees formerly employed by certain subsidiaries and their predecessors, who were members of the UMWA, last worked before January 1, 1976 and were receiving health benefits on July 20, 1992, receive health benefits provided by the Combined Fund, a fund created by the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”). The Coal Act requires former employers (including certain subsidiaries of the Company) and their affiliates to contribute to the Combined Fund according to a formula. In addition, certain Federal Abandoned Mine Lands funds will be transferred to the Combined Fund to fund certain benefits.
      The Company has recorded an actuarially determined liability representing the amounts anticipated to be due to the Combined Fund. The noncurrent portion related to this obligation as reflected within “Other noncurrent liabilities” in the consolidated balance sheets as of December 31, 2005 and 2004, was $27.9 million and $33.4 million, respectively. The current portion related to this obligation reflected in “Accounts payable and accrued expenses” in the consolidated balance sheets as of December 31, 2005 and 2004, was $8.8 million and $6.4 million, respectively.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expense of $0.9 million was recognized related to the Combined Fund for the year ended December 31, 2005, and consisted of interest discount of $1.0 million and amortization of actuarial gain of $0.1 million. Expense of $4.9 million was recognized related to the Combined Fund for the year ended December 31, 2004, and consisted of interest discount of $3.8 million and amortization of actuarial loss of $1.1 million. Expense of $1.2 million was recognized related to the Combined Fund for the year ended December 31, 2003, and consisted of interest discount of $3.4 million and amortization of actuarial gain of $2.2 million. The Company made contributions of $4.0 million, $16.6 million and $16.2 million to the Combined Fund for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Coal Act also established a multi-employer benefit plan (“1992 Plan”) which will provide medical and death benefits to persons who are not eligible for the Combined Fund, who retired prior to October 1, 1994, and whose employer and any affiliates are no longer in business. A prior labor agreement established the 1993 United Mine Workers of America Benefit Trust (“1993 Plan”) to provide health benefits for retired miners not covered by the Coal Act. The 1992 Plan and the 1993 Plan qualify under SFAS No. 106 as multi-employer benefit plans, which allows the Company to recognize expense as contributions are made. The expense related to these funds was $4.0 million, $4.4 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Pursuant to the provisions of the Coal Act and the 1992 Plan, the Company is required to provide security in an amount equal to three times the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Plan who are attributable to the Company, plus all individuals receiving benefits from an individual employer plan maintained by the Company who are entitled to receive such benefits. In accordance with the Coal Act and the 1992 Plan, the Company has outstanding letters of credit as of December 31, 2005, of $120.1 million to secure the Company’s obligation.

(19)	Stockholders’ Equity

Common Stock
      The Company has 400.0 million authorized shares of $0.01 par value common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. The holders of common stock do not have cumulative voting rights in the election of directors. Holders of common stock are entitled to ratably receive dividends if, as and when dividends are declared from time to time by the Board of Directors. Upon liquidation, dissolution or winding up, any business combination or a sale or disposition of all or substantially all of the assets, the holders of common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and accrued but unpaid dividends and liquidation preferences on any outstanding preferred stock or series common stock. The common stock has no preemptive or conversion rights and is not subject to further calls or assessment by the Company. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock and Series Common Stock
      In addition to the common stock, the Board of Directors is authorized to issue up to 10.0 million shares of preferred stock and up to 40.0 million shares of series common stock. The Board of Directors is authorized to determine the terms and rights of each series, including the number of authorized shares, whether dividends (if any) will be cumulative or non-cumulative and the dividend rate of the series, redemption or sinking fund provisions, conversion terms, prices and rates, and amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Board of Directors may also determine restrictions on the issuance of shares of the same series or of any other class or series, and the voting rights (if any) of the holders of the series. There were no outstanding shares of preferred stock or series common stock as of December 31, 2005.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Share Purchase Rights Plan and Series A Junior Participating Preferred Stock
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
      Each Right entitles the holder to purchase one quarter of one-hundredth of a share of series A junior participating preferred stock from the Company at an exercise price of $27.50 and is exercisable only if a person or group acquires 15% or more of the Company’s common stock. The Board of Directors is authorized to issue up to 1.5 million shares of series A junior participating preferred stock. There were no outstanding shares of series A junior participating preferred stock as of December 31, 2005.

Treasury Stock
      During the year ended December 31, 2004, the Company received 20,136 shares of common stock as consideration for employees’ exercise of stock options. The value of the common stock tendered by employees to exercise stock options was based upon the closing price on the dates of the respective transactions. The common stock tenders were in accordance with the provisions of the 1998 Stock Purchase and Option Plan, which was previously approved by the Company’s Board of Directors.

Equity Offering
      On March 23, 2004, the Company completed an offering of 35,300,000 shares of the Company’s common stock, priced at $11.25 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and other expenses, were $383.1 million, and were primarily used, as discussed in Note 6, to fund the acquisition of three coal operations from RAG Coal International AG.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes common share activity from December 31, 2002 to December 31, 2005:

Shares
Outstanding

December 31, 2002	209,601,112
Stock options exercised	9,055,080
Employee stock purchases	304,268
Stock grants to non-employee directors	19,960
Stock grant to executive	40,000
Shares repurchased	(433,404)

December 31, 2003	218,587,016
Stock options exercised	4,953,868
Employee stock purchases	297,648
Stock grants to non-employee directors	17,512
Equity offering	35,300,000
Shares repurchased	(20,136)

December 31, 2004	259,135,908
Stock options exercised	3,633,750
Employee stock purchases	210,750
Stock grants to non-employee directors	1,594
Stock grants to employees	375,400

December 31, 2005	263,357,402

(20)	Equity Compensation Plans

Long-Term Equity Incentive Plans
      Effective May 6, 2004, shareholders approved and the Company adopted the “2004 Long-Term Equity Incentive Plan,” making 14.0 million shares of the Company’s common stock available for grant. The Board of Directors may provide such grants in the form of stock appreciation rights, restricted stock, performance awards, incentive stock options, nonqualified stock options and stock units. The Company granted 0.4 million stock options and 0.4 million shares of restricted stock grants under this plan for the year ended December 31, 2005.
      In connection with the initial public offering, the Company adopted the “Long-Term Equity Incentive Plan,” making 10.0 million shares of the Company’s common stock available for grant. The Board of Directors may provide such grants in the form of stock appreciation rights, restricted stock, performance awards, incentive stock options, nonqualified stock options and stock units. The Company granted 3.9 million and 2.7 million non-qualified options to purchase common stock during the years ended December 31, 2003 and 2002, respectively. These options generally vest over three years and expire 10 years after date of grant. The Company granted 0.2 million performance units under this plan for the year ended December 31, 2005.
      Performance units granted by the Company vest over a three year measurement period, subject to the achievement of performance goals at the conclusion of the three years. Three performance unit grants were outstanding during 2005. The payout related to the 2003 grant (which will be settled in cash) is based on the Company’s stock price performance compared to both an industry peer group and an S&P Index. The

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payout related to the 2004 grant (which will be settled in cash) and 2005 grant (which will be settled in common stock) is based 50% on stock price performance compared to both an industry peer group and an S&P Index and 50% on a return on capital target. During the years ended December 31, 2005, 2004 and 2003, the Company granted 0.2 million, 0.5 million and 0.4 million performance units in each period, respectively. As a result of the Company’s performance under the terms of these grants, the Company recognized compensation expense of $41.2 million, $21.1 million and $3.3 million in 2005, 2004 and 2003, respectively.

Stock Purchase and Option Plan
      Effective May 19, 1998, the Company adopted the “1998 Stock Purchase and Option Plan for Key Employees of P&L Coal Holdings Corporation,” making 22.4 million shares of the Company’s common stock available for grant. The Board of Directors provided such grants in the form of stock, non-qualified options and incentive stock options. No grants were made under this plan in 2005.

Non-Employee Director Equity Incentive Plan
      During the nine months ended December 31, 2001, the Company also adopted the “Equity Incentive Plan for Non-Employee Directors.” Under that plan, members of the Company’s Board of Directors who are not employees of the Company or one of its affiliates will be eligible to receive grants of restricted stock and stock options. All options granted under the plan vest ratably over three years and will expire after 10 years from the date of the grant, subject to earlier termination in connection with a director’s termination of service. Members of the Company’s Board of Directors are eligible for stock option and restricted stock grants (made either from the Equity Incentive Plan for Non-Employee Directors or the Long-Term Equity Incentive Plan) at the date of their election and annually in January.
      The Company recognized compensation cost related to grants of common stock and options to management, employees and non-employee directors of $1.6 million, $0.3 million and $0.4 million during the years ended December 31, 2005, 2004, and 2003, respectively.
      A summary of outstanding option activity is as follows:

		Weighted		Weighted		Weighted
	Year Ended	Average	Year Ended	Average	Year Ended	Average
	December 31,	Exercise	December 31,	Exercise	December 31,	Exercise
	2005	Price	2004	Price	2003	Price

Beginning balance	14,468,336	$5.90	17,547,372	$5.22	23,095,316	$4.26
Granted	418,606	20.54	2,157,484	10.63	3,929,148	7.72
Exercised	(3,633,750)	6.22	(4,953,868)	5.55	(9,055,080)	3.87
Forfeited	(469,406)	5.75	(282,652)	6.03	(422,012)	4.83

Outstanding	10,783,786	$6.37	14,468,336	$5.90	17,547,372	$5.22

Exercisable	2,825,334	$7.35	4,126,956	$5.93	6,652,256	$5.25

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of options outstanding and exercisable as of December 31, 2005 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life	Price	Number	Price

$3.58	5,900,708	3.1	$3.58	504,500	$3.58
$5.85 to $6.82	469,682	6.0	6.70	460,806	6.71
$6.83 to $7.80	1,605,136	6.6	7.23	832,060	7.16
$7.81 to $8.77	367,566	7.8	8.40	321,710	8.46
$8.78 to $9.75	404,000	7.8	9.74	402,666	9.75
$9.76 to $10.72	1,482,656	8.0	10.49	263,098	10.49
$10.73 to $17.24	137,432	8.4	12.20	40,494	12.24
$17.25 to $25.86	406,654	9.1	20.24
$25.87 to $30.66	9,952	9.6	30.51

	10,783,786			2,825,334

      The weighted-average fair values of the Company’s stock options and the assumptions used in applying the Black-Scholes option pricing model (for grants during the years ended December 31, 2005, 2004 and 2003) were as follows:

	December 31,

	2005	2004	2003

Weighted-average fair value	$8.03	$4.46	$3.38
Risk-free interest rate	3.6%	3.9%	3.6%
Expected option life	5.7 years	5.9 years	6.6 years
Expected volatility	40%	40%	42%
Dividend yield	1.0%	1.0%	1.4%

Employee Stock Purchase Plan
      During 2001, the Company adopted an employee stock purchase plan. Total shares of common stock available for purchase under the plan were 6.0 million. Eligible full-time and part-time employees are able to contribute up to 15% of their base compensation into this plan, subject to a limit of $25,000 per year. Employees are able to purchase Company common stock at a 15% discount to the lower of the fair market value of the Company’s common stock on the initial and ending dates of each offering period. Shares purchased under the plan were 0.2 million, 0.3 million and 0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Accumulated Other Comprehensive Income (Loss)
      The after-tax components of accumulated other comprehensive income (loss) are as follows:

				Total
	Foreign	Minimum		Accumulated
	Currency	Pension		Other
	Translation	Liability	Cash Flow	Comprehensive
	Adjustment	Adjustment	Hedges	Loss

	(Dollars in thousands)
December 31, 2002	15	(77,642)	—	(77,627)
Net decrease in value of cash flow hedges	—	—	(4,955)	(4,955)
Reclassification from other comprehensive income to earnings	—	—	(2,086)	(2,086)
Current period change	3,138	(42)	—	3,096

December 31, 2003	3,153	(77,684)	(7,041)	(81,572)
Net increase in value of cash flow hedges	—	—	17,329	17,329
Reclassification from other comprehensive income to earnings	—	—	(2,414)	(2,414)
Current period change	—	6,039	—	6,039

December 31, 2004	3,153	(71,645)	7,874	(60,618)
Net increase in value of cash flow hedges	—	—	36,154	36,154
Reclassification from other comprehensive income to earnings	—	—	(24,733)	(24,733)
Current period change	—	2,402	—	2,402

December 31, 2005	$3,153	$(69,243)	$19,295	$(46,795)

(22)	Related Party Transactions
      On March 23, 2004, August 4, 2003, and May 7, 2003, Lehman Brothers Merchant Banking Partners II L.P. and affiliates (“Merchant Banking Fund”), the Company’s largest stockholder as of those dates, sold 41.1 million, 21.6 million, and 22.5 million shares, respectively, of the Company’s common stock. The Company did not receive any proceeds from the sales of shares by Merchant Banking Fund. The March 2004 offering completed Merchant Banking Fund’s planned exit strategy and eliminated the remaining portion of their beneficial ownership of the Company.
      Lehman Brothers Inc. (“Lehman Brothers”) is an affiliate of the Merchant Banking Fund. In March 2004, Morgan Stanley and Lehman Brothers served as joint managers in connection with the secondary equity offering discussed above. Lehman Brothers received from third parties customary underwriting discounts and commissions from the offering. The Company paid no fees to Lehman Brothers related to the secondary equity offerings. In May 2003 and August 2003, Lehman Brothers served as the lead underwriter in connection with the secondary offerings discussed above and fees for their services were paid by the selling shareholders and not by the Company. The Company paid incidental expenses customarily incurred by a registering company in connection with the secondary offerings.
      Lehman Brothers served as lead underwriter in connection with the Company’s sale of limited partner interests in PVR in March 2004 and December 2003, as discussed in Note 11 above. Lehman Brothers received customary fees, plus reimbursement of certain expenses, for those services.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As discussed in Note 14 above, in March 2003, the Company refinanced a substantial portion of its indebtedness by entering into a new Senior Secured Credit Facility and issuing new Senior Notes. Based upon a competitive bidding process conducted by members of management and reviewed by members of the Company’s Board of Directors not affiliated with Lehman Brothers, the Company appointed Wachovia Securities, Inc., Fleet Securities, Inc. and Lehman Brothers as lead arrangers for the Senior Secured Credit Facility, and Lehman Brothers and Morgan Stanley as joint book running managers for the Senior Notes. Lehman Brothers received total fees of $7.4 million for their services in connection with the refinancing; such fees were consistent with the fees paid to other parties to the transaction for their respective services.
      As discussed in Note 14 above, in May 2003, the Company entered into four $25.0 million fixed-to-floating interest rate swaps as a hedge of the changes in fair value of the 6.875% Senior Notes due 2013. Lehman Brothers was chosen as one of the swap counterparties as part of a competitive bidding process among eight financial institutions.

(23)	Guarantees and Financial Instruments With Off-Balance-Sheet Risk
      In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities, which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of performance being required. In the Company’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.

Letters of Credit and Bonding
      The Company has letters of credit, surety bonds and corporate guarantees (such as self bonds) in support of the Company’s reclamation, lease, workers’ compensation, retiree healthcare and other obligations as follows as of December 31, 2005:

			Workers’	Retiree
	Reclamation	Lease	Compensation	Healthcare
	Obligations	Obligations	Obligations	Obligations	Other(1)	Total

		(Dollars in thousands)
Self Bonding	$671,815	$—	$—	$—	$2,917	$674,732
Surety Bonds	335,644	258,769	19,193	—	28,411	642,017
Letters of Credit	105	22,652	144,591	120,089	119,745	407,182

	$1,007,564	$281,421	$163,784	$120,089	$151,073	$1,723,931

(1)	Other includes the two letters of credit obligations described below and an additional $71.3 million in self-bonding, letters of credit and surety bonds related to collateral for surety companies, road maintenance, performance guarantees and other operations.
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

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commercial bank. The Company’s maximum reimbursement obligation to the commercial bank is in turn supported by a letter of credit totaling $42.8 million.
      The Company is party to an agreement with the Pension Benefit Guarantee Corporation, or the PBGC, and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002 TXU Europe Limited was placed under the administration process in the United Kingdom (a process similar to bankruptcy proceedings in the United States) and continues under this process as of December 31, 2005. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.

Other Guarantees
      The Company owns a 49.0% interest in a joint venture that operates an underground mine and preparation plant facility in West Virginia. The partners have severally agreed to guarantee the debt of the joint venture, which consists of a $19.9 million loan facility. Monthly principal payments on the loan facility of approximately $0.4 million are due through September 2010. Interest payments on the loan facility are due monthly and accrue at prime, or 7.25%, as of December 31, 2005. The total amount of the joint venture’s debt guaranteed by the Company was $9.8 million as of December 31, 2005.
      The Company has guaranteed the performance of Asset Management Group (“AMG”) under their coal purchase contract with a third party, which has terms extending through December 31, 2006. Default occurs if AMG does not deliver specified monthly tonnage amounts to the third party. In the event of a default, the Company would assume AMG’s obligation to ship coal at agreed prices for the remaining term of the contract. As of December 31, 2005, the maximum potential future payments under this guarantee are approximately $4.0 million, based on recent spot coal prices. As a matter of recourse in the event of a default, the Company has access to cash held in escrow and the ability to trigger an assignment of AMG’s assets to the Company. Based on these recourse options and the remote probability of non-performance by AMG due to their proven operating history, the Company has valued the liability associated with the guarantee at zero.
      As part of arrangements through which the Company obtains exclusive sales representation agreements with small coal mining companies (the “Counterparties”), the Company issued financial guarantees on behalf of the Counterparties. These guarantees facilitate the Counterparties’ efforts to obtain bonding or financing. The Company also guaranteed bonding for a partnership in which it formerly held an interest as part of an exchange in which the Company obtained strategic Illinois Basin coal reserves. The total amount guaranteed by the Company was $5.5 million, and the fair value of the guarantees recognized as a liability was $0.4 million as of December 31, 2005. The Company’s obligations under the guarantees extend to September 2015.
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

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company and certain of its subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, the Company’s maximum potential obligations under its leases are equal to the respective future minimum lease payments as presented in Note 11 and the Company assumes that no amounts could be recovered from third parties.
      The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries, and substantially all of the Company’s subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. Descriptions of the Company’s (and its subsidiaries’) debt are included in Note 14, and supplemental guarantor/non-guarantor financial information is provided in Note 28. The maximum amounts payable under the Company’s debt agreements are presented in Note 14 and assume that no amounts could be recovered from third parties.
      In connection with the sale of Citizens Power LLC (“Citizens Power”), the Company has indemnified the buyer from certain losses resulting from specified power contracts and guarantees. The indemnity is described in detail in Note 25. A discussion of the Company’s accounts receivable securitization is included in Note 5 to the consolidated financial statements.

(24)	Fair Value of Financial Instruments
      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of December 31, 2005 and 2004:

•	Cash and cash equivalents, accounts receivable and accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

•	The fair value of the Company’s coal trading assets and liabilities was determined as described in Note 4.

•	Long-term debt fair value estimates are based on estimated borrowing rates to discount the cash flows to their present value. The 5.0% Subordinated Note carrying amount is net of unamortized note discount.

•	The fair values of interest rate swap contracts, currency forward contracts and fuel hedge contracts were provided by the respective contract counterparties, and were based on benchmark transactions entered into on terms substantially similar to those entered into by the Company and the contract counterparties. Based on these estimates as of December 31, 2005, the Company would have paid $6.7 million and $3.8 million, respectively, upon liquidation of its interest rate swaps and currency forwards and would have received $33.9 million upon liquidation of its fuel hedges.

•	Other noncurrent liabilities include a deferred purchase obligation related to the prior purchase of a mine facility. The fair value estimate is based on the same assumption as long-term debt.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying amounts and estimated fair values of the Company’s debt and deferred purchase obligation are summarized as follows:

	December 31, 2005		December 31, 2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollars in thousands)
Long-term debt	$1,405,506	$1,389,666	$1,424,965	$1,447,235
Deferred purchase obligation	1,397	1,402	6,717	6,807
      See Note 2 for a discussion of the Company’s derivative financial instruments.

(25)	Commitments and Contingencies

Oklahoma Lead Litigation
      Gold Fields Mining, LLC (“Gold Fields”), one of the Company’s subsidiaries, is a dormant, non-coal producing entity that was previously managed and owned by Hanson PLC, a predecessor owner of the Company. In the February 1997 spin-off of its energy businesses, Hanson PLC transferred ownership of Gold Fields to the Company, despite the fact that Gold Fields had no ongoing operations and the Company had no prior involvement in its past operations. The Company has agreed to indemnify a former affiliate of Gold Fields for certain claims.
      Gold Fields and two other companies are defendants in two class action lawsuits filed in the U.S. District Court for the Northern District of Oklahoma (Betty Jean Cole, et al. v. Asarco Inc., et al. and Darlene Evans, et al. v. Asarco Inc., et al.). The plaintiffs have asserted claims predicated on allegations of intentional lead exposure by the defendants and are seeking compensatory damages for diminution of property value, punitive damages and the implementation of medical monitoring and relocation programs for the affected individuals. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950s and mined, in accordance with lease agreements and permits, approximately 1.5% of the total amount of the ore mined in the county.
      Gold Fields is also a defendant, along with other companies, in several personal injury lawsuits involving over 50 children, pending in the U.S. District Court for the Northern District of Oklahoma, arising out of the same lead mill operations. Plaintiffs in these actions are seeking compensatory and punitive damages for alleged personal injuries from lead exposure. Previously scheduled trials for some of these plaintiffs have been postponed.
      In December 2003, the Quapaw Indian tribe and certain Quapaw land owners filed a class action lawsuit against Gold Fields and five other companies in the U.S. District Court for the Northern District of Oklahoma. The plaintiffs are seeking compensatory and punitive damages based on a variety of theories. Gold Fields has filed a third-party complaint against the United States, and other parties. In February 2005, the state of Oklahoma on behalf of itself and several other parties sent a notice to Gold Fields and other companies regarding a possible natural resources damage claim.
      The outcome of litigation and these claims are subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any potential loss cannot be estimated. However, the Company believes this matter is likely to be resolved without a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Navajo Nation
      On June 18, 1999, the Navajo Nation served three of the Company’s subsidiaries, including Peabody Western Coal Company (“Peabody Western”), with a complaint that had been filed in the U.S. District

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Court for the District of Columbia. The Navajo Nation has alleged 16 claims, including Civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations and fraud. The complaint alleges that the defendants jointly participated in unlawful activity to obtain favorable coal lease amendments. The plaintiff is seeking various remedies including actual damages of at least $600 million, which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western’s two coal leases have terminated due to Peabody Western’s breach of these leases and a reformation of these leases to adjust the royalty rate to 20%. Subsequently, the court allowed the Hopi Tribe to intervene in this lawsuit and the Hopi Tribe is also seeking unspecified actual damages, punitive damages and reformation of its coal lease. On March 4, 2003, the U.S. Supreme Court issued a ruling in a companion lawsuit involving the Navajo Nation and the United States rejecting the Navajo Nation’s allegation that the United States breached its trust responsibilities to the Tribe in approving the coal lease amendments.
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

The Future of the Mohave Generating Station and Black Mesa Mine
      The Company had been supplying coal to the Mohave Generating Station pursuant to a long-term coal supply agreement through its Black Mesa Mine. The mine suspended its operations on December 31, 2005, and the coal supply agreement expired on that date. As a part of the alternate dispute resolution referenced in the Navajo Nation litigation, Peabody Western has been participating in mediation with the owners of the Mohave Generating Station and the Navajo Generating Station and the two tribes to resolve the complex issues surrounding groundwater and other disputes involving the two generating stations. Resolution of these issues is critical to the operation of the Mohave Generating Station after December 31, 2005. There is no assurance that these issues will be resolved. The Mohave plant was the sole customer of the Black Mesa Mine, which sold 4.6 million tons of coal in 2005. During 2005, the mine generated $29.8 million of Adjusted EBITDA (reconciled to its most comparable measure under generally accepted accounting principles in Note 27), which represented 3.4% of the Company’s total Adjusted EBITDA of $870.4 million.

Salt River Project Agricultural Improvement and Power District — Mine Closing and Retiree Health Care
      Salt River Project and the other owners of the Navajo Generating Station filed a lawsuit on September 27, 1996, in the Superior Court of Maricopa County in Arizona seeking a declaratory judgment that certain costs relating to final reclamation, environmental monitoring work and mine decommissioning and costs primarily relating to retiree health care benefits are not recoverable by the Company’s subsidiary, Peabody Western, under the terms of a coal supply agreement dated February 18, 1977. The contract expires in 2011. The trial court subsequently ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. The Company has recorded a receivable for mine decommissioning costs of $74.2 million and $68.6 million included in “Investments and other assets” in the consolidated balance sheets at December 31, 2005, and December 31, 2004, respectively.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The outcome of litigation is subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any potential loss cannot be estimated. However, the Company believes this matter is likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.

West Virginia Flooding Litigation
      Three of the Company’s subsidiaries have been named in six separate complaints filed in Boone, Kanawha, Wyoming, and McDowell Counties, West Virginia seeking compensation for property damage and personal injury arising out of flooding that occurred in southern West Virginia during heavy rainstorms in July of 2001. These cases, along with approximately 50 similar cases not involving the Company’s subsidiaries, include approximately 3,500 plaintiffs and 77 defendants engaged in the extraction of natural resources. Plaintiffs have alleged that timbering, mining and disturbances of surface land by the defendants in the extraction of natural resources caused natural surface waters to be diverted in unnatural ways, thereby resulting in flooding which would not have occurred absent the defendants’ use and disturbance of surface lands.
      These cases have been consolidated pursuant to the Court’s Mass Litigation Rules. The Mass Litigation Panel has ordered that the cases be tried based upon the six geographic watersheds in which the flooding occurred. The first such trial is scheduled for early March 2006; however, the Company’s subsidiaries held no active mining permits in the geographic area which is the focus of the first trial. Trials involving two additional watersheds are scheduled for the second half of 2006. No trials are scheduled for the remaining three watersheds. Certain of the Company’s defendant subsidiaries did hold multiple active permits in the five remaining geographic watersheds. The Company’s insurance carrier has acknowledged the Company’s tender of these claims and is currently providing a defense under applicable policies of insurance.
      While the outcome of litigation is subject to uncertainties, based on the Company’s preliminary evaluation of the issues and the potential impact on it, the Company believes this matter ultimately will be resolved without a material adverse effect on its financial condition, results of operations or cash flows.

Citizens Power
      In connection with the August 2000 sale of the Company’s former subsidiary, Citizens Power, the Company has indemnified the buyer, Edison Mission Energy, from certain losses resulting from specified power contracts and guarantees. During the period that the Company owned Citizens Power, Citizens Power guaranteed the obligations of two affiliates to make payments to third parties for power delivered under fixed-priced power sales agreements with terms that extend through 2008. Edison Mission Energy has stated and the Company believes there will be sufficient cash flow to pay the power suppliers, assuming timely payment by the power purchasers. In 2004, the Company incurred costs related to restructuring one of the indemnified power purchase agreements of $2.8 million, net of a tax benefit of $1.9 million. These amounts are classified within discontinued operations in the statement of operations.

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

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or its former affiliates. Gold Fields is a dormant, non-coal producing entity that was previously managed and owned by Hanson PLC, a predecessor owner of the Company. The Company has been named a potentially responsible party (“PRP”) based on CERCLA at five sites, and claims have been asserted at 17 other sites. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site, as does the Company’s estimated share of responsibility.
      The Company’s policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including the nature and extent of contamination, the timing, extent and method of the remedial action, changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. The Company also assesses the financial capability and proportional share of costs of other PRPs and, where allegations are based on tentative findings, the reasonableness of the Company’s apportionment. The Company has not anticipated any recoveries from insurance carriers in the estimation of liabilities recorded in its consolidated balance sheets. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above totaled $42.5 million at December 31, 2005, and $40.5 million at December 31, 2004, $23.6 million and $15.1 million of which was a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In September 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRPs’ mining operations caused the Environmental Protection Agency (“EPA”) to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historic mining sites. Gold Fields has participated in the ongoing settlement discussions. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950s and mined, in accordance with lease agreements and permits, approximately 1.5% of the total amount of the ore mined in the county. Gold Fields believes it has meritorious defenses to these claims. Gold Fields is involved in other litigation in the Picher area, and the Company has agreed to indemnify one of the defendants in this litigation as discussed under the “Oklahoma Lead Litigation” caption above.
      Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than this provision.
      Although waste substances generated by coal mining and processing are generally not regarded as hazardous substances for the purposes of Superfund and similar legislation, some products used by coal companies in operations, such as chemicals, and the disposal of these products are governed by the statute. Thus, coal mines currently or previously owned or operated by the Company, and sites to which the Company has sent waste materials, may be subject to liability under Superfund and similar state laws.

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other
      In addition, the Company at times becomes a party to other claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of pending or threatened proceedings will not have a material effect on the financial position, results of operations or liquidity of the Company.
      Accounts receivable in the consolidated balance sheets as of December 31, 2005, and December 31, 2004, included $9.9 million and $18.1 million, respectively, of receivables billed between 2001 and 2005 related to legal fees incurred in the Company’s defense of the Navajo lawsuit discussed above. The billings have been disputed by two customers, who withheld payment. The Company believes these billings were made properly under the coal supply agreements. The billings were consistent with past practice, when litigation costs related to legal or regulatory issues were billed under the contract and paid by the customer. One customer and the Company settled all claims for legal fees incurred to date as of December 31, 2005. The settlement did not have a material impact on the Company’s results of operations for the year ended December 31, 2005. The Company is in litigation with a similar claim against the other customer to resolve this issue. In the second quarter of 2005, the trial court dismissed the Company’s claim, and the Company has appealed that decision. Although the Company believes it has meritorious grounds for appeal, the Company recognized an allowance against the disputed receivable, which resulted in a charge of $9.9 million in 2005. The net receivable balance related to these claims, net of the allowance, was zero and $18.1 million at December 31, 2005, and December 31, 2004, respectively.
      At December 31, 2005, purchase commitments for capital expenditures were approximately $138.5 million. Commitments for expenditures to be made under coal leases are reflected in Note 11.

(26)	Summary Quarterly Financial Information (Unaudited)
      A summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004, is presented below. Peabody Energy common stock is listed on the New York Stock Exchange under the symbol “BTU.”

	Year Ended December 31, 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Dollars in thousands except per share and stock price data)
Revenues	$1,077,480	$1,108,786	$1,223,510	$1,234,677
Operating profit	80,803	129,309	150,885	157,386
Net income	51,890	95,254	113,340	162,169
Basic earnings per share	$0.20	$0.36	$0.43	$0.62
Diluted earnings per share	$0.19	$0.36	$0.42	$0.60
Weighted average shares used in calculating basic earnings per share	260,693,518	261,630,146	262,432,394	263,076,194
Weighted average shares used in calculating diluted earnings per share	266,801,306	267,620,416	268,521,976	268,975,324
Stock price — high and low prices	$25.47-$18.38	$28.23-$19.68	$43.03-$26.01	$43.48-$35.22
Dividends per share	$0.0375	$0.0375	$0.0475	$0.0475
      Operating profit for the first quarter of 2005 included the $31.1 million gain on the sale of PVR common units as discussed in Note 11 offset by $34.0 million of contract losses primarily related to a

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
breach of a coal supply contract by a producer. Second quarter operating profit included $12.5 million of gains from property sales and a $12.5 million reduction of estimated contract losses recorded in the first quarter of 2005. Operating profit in the third quarter of 2005 included $43.6 million of gains resulting from exchanges of assets and an additional $6.7 million recovery of the contract losses recorded in the first quarter. Operating profit for the third quarter and fourth quarter of 2005 included charges related to long-term compensation plans of $18.6 million and $11.6 million, respectively. Net income for the fourth quarter of 2005 included the tax benefit realized from the deemed liquidation of a subsidiary as discussed in Note 13 partially offset by an increase in the valuation allowance on NOL carryforwards.

	Year Ended December 31, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Dollars in thousands except per share and stock price data)
Revenues	$772,293	$916,771	$918,989	$1,023,529
Operating profit	38,723	51,827	73,905	82,243
Net income	22,580	41,481	43,437	67,889
Basic earnings per share	$0.10	$0.16	$0.17	$0.26
Diluted earnings per share	$0.10	$0.16	$0.17	$0.26
Weighted average shares used in calculating basic earnings per share	223,152,504	255,855,800	257,114,348	258,607,704
Weighted average shares used in calculating diluted earnings per share	228,619,396	261,753,044	263,116,128	264,903,612
Stock price — high and low prices	$12.65-$9.11	$14.01-$10.44	$15.11-$12.69	$21.70-$13.51
Dividends per share	$0.0313	$0.0313	$0.0313	$0.0375
      Operating profit for the first quarter and fourth quarter of 2004 included the $9.9 million and $5.9 million, respectively, gains on the sale of PVR common units as discussed in Note 11. Operating profit for the third quarter and fourth quarter of 2004 included $9.5 million and $11.5 million, respectively, in business interruption insurance recoveries. Operating profit for the second quarter and fourth quarter of 2004 included charges related to long-term compensation plans of $6.6 million and $10.5 million, respectively. Net income for the second quarter and the fourth quarter of 2004 included a reduction in the valuation allowance on NOL carryforwards of $10.0 million and $18.0 million, respectively. The results of operations from the RAG Coal International AG acquisitions were included in the Company’s consolidated results of operations from the effective date of the acquisitions, April 15, 2004.

(27)	Segment Information
      The Company reports its operations primarily through the following reportable operating segments: “Western U.S. Mining,” “Eastern U.S. Mining,” “Australian Mining” and “Trading and Brokerage.” Western U.S. Mining operations reflect the aggregation of the Powder River Basin, Southwest and Colorado operating segments, and Eastern U.S. Mining operations reflect the aggregation of the Appalachia and Midwest operating segments. The principal business of the Western U.S. Mining, Eastern U.S. Mining and Australian Mining segments is the mining, preparation and sale of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. For the year ended December 31, 2005, 87% of the Company’s sales were to U.S. electricity generators, 4% were to the U.S. industrial sector, and 9% were to customers outside the United States. Western U.S. Mining operations are characterized by predominantly surface mining extraction processes, lower sulfur content and Btu of coal, and longer shipping distances from the mine to the customer. Conversely, Eastern

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. Mining operations are characterized by a majority of underground mining extraction processes, higher sulfur content and Btu of coal, and shorter shipping distances from the mine to the customer. Geologically, Western operations mine primarily subbituminous and Eastern operations mine bituminous coal deposits. Australian Mining operations are characterized by surface and underground extraction processes, mining primarily low sulfur, metallurgical coal sold to an international customer base. The Trading and Brokerage segment’s principal business is the marketing, brokerage and trading of coal. “Corporate and Other” includes selling and administrative expenses, net gains on property disposals, costs associated with past mining obligations, joint venture earnings related to the Company’s 25.5% investment in a Venezuelan mine and revenues and expenses related to the Company’s other commercial activities such as coalbed methane, generation development and resource management.
      The Company’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. Adjusted EBITDA is defined as income from continuing operations before deducting early debt extinguishment costs, net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization.
      Operating segment results for the year ended December 31, 2005 were as follows:

	Western	Eastern	Australian	Trading and	Corporate
	U.S. Mining	U.S. Mining	Mining	Brokerage	and Other	Consolidated

	(Dollars in thousands)
Revenues	$1,611,587	$1,738,681	$598,085	$679,176	$16,924	$4,644,453
Adjusted EBITDA	459,039	374,628	202,582	43,058	(208,909)	870,398
Total assets	2,566,034	1,136,738	426,810	212,550	2,509,874	6,852,006
Additions to property, plant, equipment and mine development	113,047	88,320	85,335	—	97,602	384,304
Federal coal lease expenditures	118,364	—	—	—	—	118,364
Purchase of mining and related assets	84,695	34,988	—	—	21,512	141,195
Income from equity affiliates	14	9,718	—	—	20,364	30,096
      Operating segment results for the year ended December 31, 2004 were as follows:

	Western	Eastern	Australian	Trading and	Corporate
	U.S. Mining	U.S. Mining	Mining	Brokerage	and Other	Consolidated

	(Dollars in thousands)
Revenues	$1,393,622	$1,501,352	$270,926	$454,537	$11,145	$3,631,582
Adjusted EBITDA	402,052	280,357	50,372	41,039	(214,576)	559,244
Total assets	2,435,152	1,170,570	343,155	121,306	2,108,409	6,178,592
Additions to property, plant, equipment and mine development	52,541	66,418	19,665	23	13,297	151,944
Federal coal lease expenditures	114,653	—	—	—	—	114,653
Income from equity affiliates	21	8,666	—	—	3,712	12,399

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Operating segment results for the year ended December 31, 2003 were as follows:

	Western	Eastern	Australian	Trading and	Corporate
	U.S. Mining	U.S. Mining	Mining	Brokerage	and Other	Consolidated

	(Dollars in thousands)
Revenues	$1,221,994	$1,198,531	$29,435	$351,929	$13,407	$2,815,296
Adjusted EBITDA	356,898	198,964	2,225	45,828	(193,637)	410,278
Additions to property, plant, equipment and mine development	31,667	111,815	1,393	1,943	9,625	156,443
Income (loss) from equity affiliates	36	(1,678)	—	—	4,514	2,872
      A reconciliation of adjusted EBITDA to consolidated income from continuing operations follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	(Dollars in thousands)
Total adjusted EBITDA	$870,398	$559,244	$410,278
Depreciation, depletion and amortization	316,114	270,159	234,336
Asset retirement obligation expense	35,901	42,387	31,156
Interest expense	102,939	96,793	98,540
Early debt extinguishment costs	—	1,751	53,513
Interest income	(10,641)	(4,917)	(4,086)
Income tax provision (benefit)	960	(26,437)	(47,708)
Minority interests	2,472	1,282	3,035

Income from continuing operations	$422,653	$178,226	$41,492

(28)	Supplemental Guarantor/ Non-Guarantor Financial Information
      In accordance with the indentures governing the 6.875% Senior Notes due 2013 and the 5.875% Senior Notes due 2016, certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the 6.875% Senior Notes and the 5.875% Senior Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the 6.875% Senior Notes and the 5.875% Senior Notes. The following condensed historical financial statement information is provided for the Guarantor/ Non-Guarantor Subsidiaries.

PEABODY ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Total revenues	$—	$3,698,857	$1,036,649	$(91,053)	$4,644,453
Costs and expenses:
Operating costs and expenses	(30,188)	3,021,254	815,823	(91,053)	3,715,836
Depreciation, depletion and amortization	—	282,605	33,509	—	316,114
Asset retirement obligation expense	—	35,230	671	—	35,901
Selling and administrative expenses	3,683	176,731	9,388	—	189,802
Other operating income:
Net gain on disposal or exchange of assets	—	(101,227)	(260)	—	(101,487)
Income from equity affiliates	—	(10,097)	(19,999)	—	(30,096)
Interest expense	154,307	57,060	21,175	(129,603)	102,939
Interest income	(22,759)	(90,995)	(26,490)	129,603	(10,641)

Income (loss) before income taxes and minority interests	(105,043)	328,296	202,832	—	426,085
Income tax provision (benefit)	(29,545)	(16,719)	47,224	—	960
Minority interests	—	2,535	(63)	—	2,472

Net income (loss)	$(75,498)	$342,480	$155,671	$—	$422,653

PEABODY ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Total revenues	$—	$3,169,842	$528,422	$(66,682)	$3,631,582
Costs and expenses:
Operating costs and expenses	(5,230)	2,575,387	462,066	(66,682)	2,965,541
Depreciation, depletion and amortization	—	257,411	12,748	—	270,159
Asset retirement obligation expense	—	41,081	1,306	—	42,387
Selling and administrative expenses	1,460	136,031	5,534	—	143,025
Other operating income:
Net gain on disposal or exchange of assets	—	(23,386)	(443)	—	(23,829)
Income from equity affiliates	—	(11,161)	(1,238)	—	(12,399)
Interest expense	143,790	88,806	12,090	(147,893)	96,793
Early debt extinguishment costs	1,751	—	—	—	1,751
Interest income	(51,977)	(81,132)	(19,701)	147,893	(4,917)

Income (loss) from continuing operations before income taxes and minority interests	(89,794)	186,805	56,060	—	153,071
Income tax provision (benefit)	(57,251)	21,310	9,504	—	(26,437)
Minority interests	—	1,282	—	—	1,282

Income (loss) from continuing operations	(32,543)	164,213	46,556	—	178,226
Loss from discontinued operations, net of taxes	—	(2,839)	—	—	(2,839)

Net income (loss)	$(32,543)	$161,374	$46,556	$—	$175,387

PEABODY ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Total revenues	$—	$2,696,216	$181,105	$(62,025)	$2,815,296
Costs and expenses:
Operating costs and expenses	99	2,227,295	166,768	(62,025)	2,332,137
Depreciation, depletion and amortization	—	229,529	4,807	—	234,336
Asset retirement obligation expense	—	30,905	251	—	31,156
Selling and administrative expenses	886	105,365	2,274	—	108,525
Other operating income:
Net gain on disposal or exchange of assets	—	(32,587)	(185)	—	(32,772)
Income from equity affiliates	—	(2,872)	—	—	(2,872)
Interest expense	138,422	118,419	3,460	(161,761)	98,540
Early debt extinguishment costs	46,164	7,349	—	—	53,513
Interest income	(81,897)	(69,192)	(14,758)	161,761	(4,086)

Income (loss) before income taxes and minority interests	(103,674)	82,005	18,488	—	(3,181)
Income tax provision (benefit)	(52,015)	(2,377)	6,684	—	(47,708)
Minority interests	—	3,035	—	—	3,035

Income (loss) before accounting changes	(51,659)	81,347	11,804	—	41,492
Cumulative effect of accounting changes, net of taxes	6,762	(16,349)	(557)	—	(10,144)

Net income (loss)	$(44,897)	$64,998	$11,247	$—	$31,348

PEABODY ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$494,232	$2,500	$6,546	$—	$503,278
Accounts receivable	4,260	78,544	138,737	—	221,541
Inventories	—	329,116	60,655	—	389,771
Assets from coal trading activities	—	146,596	—	—	146,596
Deferred income taxes	—	9,027	—	—	9,027
Other current assets	21,817	23,332	9,282	—	54,431

Total current assets	520,309	589,115	215,220	—	1,324,644
Property, plant, equipment and mine development
Land and coal interests	—	4,391,083	384,043	—	4,775,126
Buildings and improvements	—	696,427	96,827	—	793,254
Machinery and equipment	—	989,719	247,465	—	1,237,184
Less accumulated depreciation, depletion and amortization	—	(1,541,834)	(86,022)	—	(1,627,856)

Property, plant, equipment and mine development, net	—	4,535,395	642,313	—	5,177,708
Investments and other assets	4,971,500	302,450	53,087	(4,977,383)	349,654

Total assets	$5,491,809	$5,426,960	$910,620	$(4,977,383)	$6,852,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,625	$11,034	$926	$—	$22,585
Payables and notes payable to affiliates, net	1,875,361	(2,350,571)	475,210	—	—
Liabilities from coal trading activities	—	132,373	—	—	132,373
Accounts payable and accrued expenses	24,560	732,317	111,088	—	867,965

Total current liabilities	1,910,546	(1,474,847)	587,224	—	1,022,923
Long-term debt, less current maturities	1,312,521	69,014	1,386	—	1,382,921
Deferred income taxes	12,903	304,740	20,845	—	338,488
Other noncurrent liabilities	11,282	1,908,158	7,217	—	1,926,657

Total liabilities	3,247,252	807,065	616,672	—	4,670,989
Minority interests	—	1,946	604	—	2,550
Stockholders’ equity	2,244,557	4,617,949	293,344	(4,977,383)	2,178,467

Total liabilities and stockholders’ equity	$5,491,809	$5,426,960	$910,620	$(4,977,383)	$6,852,006

PEABODY ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$373,066	$3,496	$13,074	$—	$389,636
Accounts receivable	1,611	86,748	105,425	—	193,784
Inventories	—	290,863	32,746	—	323,609
Assets from coal trading activities	—	89,165	—	—	89,165
Deferred income taxes	—	15,050	411	—	15,461
Other current assets	19,737	15,971	7,239	—	42,947

Total current assets	394,414	501,293	158,895	—	1,054,602
Property, plant, equipment and mine development
Land and coal interests	—	4,256,501	256,392	—	4,512,893
Buildings and improvements	—	662,317	56,486	—	718,803
Machinery and equipment	—	767,325	116,055	—	883,380
Less accumulated depreciation, depletion and amortization	—	(1,289,947)	(43,698)	—	(1,333,645)

Property, plant, equipment and mine development, net	—	4,396,196	385,235	—	4,781,431
Investments and other assets	4,808,202	4,151	33,836	(4,503,630)	342,559

Total assets	$5,202,616	$4,901,640	$577,966	$(4,503,630)	$6,178,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$5,000	$12,971	$1,008	$—	$18,979
Payables and notes payable to affiliates, net	2,022,037	(2,357,000)	334,963	—	—
Liabilities from coal trading activities	—	63,565	—	—	63,565
Accounts payable and accrued expenses	20,120	599,253	72,227	—	691,600

Total current liabilities	2,047,157	(1,681,211)	408,198	—	774,144
Long-term debt, less current maturities	1,338,465	65,228	2,293	—	1,405,986
Deferred income taxes	5,250	386,351	1,665	—	393,266
Other noncurrent liabilities	18,658	1,852,684	7,353	—	1,878,695

Total liabilities	3,409,530	623,052	419,509	—	4,452,091
Minority interests	—	1,909	—	—	1,909
Stockholders’ equity	1,793,086	4,276,679	158,457	(4,503,630)	1,724,592

Total liabilities and stockholders’ equity	$5,202,616	$4,901,640	$577,966	$(4,503,630)	$6,178,592

PEABODY ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(126,861)	$649,417	$180,203	$702,759

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(292,638)	(91,666)	(384,304)
Federal coal lease expenditures	—	—	(118,364)	(118,364)
Purchase of mining and related assets	—	(56,500)	(84,695)	(141,195)
Additions to advance mining royalties	—	(14,566)	—	(14,566)
Investment in joint venture	—	(2,000)	—	(2,000)
Proceeds from disposal of assets	—	74,103	2,124	76,227

Net cash used in investing activities	—	(291,601)	(292,601)	(584,202)

Cash Flows From Financing Activities
Proceeds from long-term debt	—	11,734	—	11,734
Payments of long-term debt	(6,250)	(12,959)	(989)	(20,198)
Proceeds from stock options exercised	22,573	—	—	22,573
Proceeds from employee stock purchases	3,009	—	—	3,009
Increase of securitized interests in accounts receivable	—	—	25,000	25,000
Distributions to minority interests	—	(2,498)	—	(2,498)
Dividends paid	(44,535)	—	—	(44,535)
Transactions with affiliates, net	273,230	(355,089)	81,859	—

Net cash provided by (used in) financing activities	248,027	(358,812)	105,870	(4,915)

Net increase (decrease) in cash and cash equivalents	121,166	(996)	(6,528)	113,642
Cash and cash equivalents at beginning of year	373,066	3,496	13,074	389,636

Cash and cash equivalents at end of year	$494,232	$2,500	$6,546	$503,278

PEABODY ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(81,656)	$297,454	$67,962	$283,760

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(129,511)	(22,433)	(151,944)
Federal coal lease expenditures	—	—	(114,653)	(114,653)
Additions to advance mining royalties	—	(15,989)	(250)	(16,239)
Acquisitions, net	—	(193,736)	(235,325)	(429,061)
Investment in joint venture	—	—	(32,472)	(32,472)
Proceeds from disposal of assets	—	38,408	931	39,339

Net cash used in investing activities	—	(300,828)	(404,202)	(705,030)

Cash Flows From Financing Activities
Proceeds from long-term debt	700,000	13	—	700,013
Payments of long-term debt	(458,350)	(22,921)	(1,653)	(482,924)
Net proceeds from equity offering	383,125	—	—	383,125
Proceeds from stock options exercised	27,266	—	—	27,266
Proceeds from employee stock purchases	2,343	—	—	2,343
Increase of securitized interests in accounts receivable	—	—	110,000	110,000
Payment of debt issuance costs	(12,875)	—	—	(12,875)
Distributions to minority interests	—	(1,007)	—	(1,007)
Dividends paid	(32,568)	—	—	(32,568)
Transactions with affiliates, net	(268,825)	29,393	239,432	—
Other	31	—	—	31

Net cash provided by financing activities	340,147	5,478	347,779	693,404

Net increase in cash and cash equivalents	258,491	2,104	11,539	272,134
Cash and cash equivalents at beginning of year	114,575	1,392	1,535	117,502

Cash and cash equivalents at end of year	$373,066	$3,496	$13,074	$389,636

PEABODY ENERGY CORPORATION
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(41,869)	$208,729	$22,001	$188,861

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(150,975)	(5,468)	(156,443)
Additions to advance mining royalties	—	(14,010)	—	(14,010)
Acquisition, net	—	(90,000)	—	(90,000)
Investment in joint venture	—	(1,400)	—	(1,400)
Proceeds from disposal of assets	—	68,765	808	69,573

Net cash used in investing activities	—	(187,620)	(4,660)	(192,280)

Cash Flows From Financing Activities
Net change in revolving lines of credit	—	(121,584)	—	(121,584)
Proceeds from long-term debt	1,100,000	2,735	—	1,102,735
Payments of long-term debt	(746,384)	(120,910)	(1,092)	(868,386)
Proceeds from stock options exercised	31,329	—	—	31,329
Proceeds from employee stock purchases	1,737	—	—	1,737
Decrease of securitized interests in accounts receivable	—	—	(46,400)	(46,400)
Payment of debt issuance costs	(23,700)	—	—	(23,700)
Distributions to minority interests	—	(4,186)	—	(4,186)
Dividends paid	(24,058)	—	—	(24,058)
Transactions with affiliates, net	(244,257)	218,863	25,394	—
Other	1,111	—	—	1,111

Net cash provided by (used in) financing activities	95,778	(25,082)	(22,098)	48,598
Effect of exchange rate changes on cash and cash equivalents	—	—	1,113	1,113

Net increase (decrease) in cash and cash equivalents	53,909	(3,973)	(3,644)	46,292
Cash and cash equivalents at beginning of year	60,666	5,365	5,179	71,210

Cash and cash equivalents at end of year	$114,575	$1,392	$1,535	$117,502

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Peabody Energy Corporation
      We have audited the consolidated financial statements of Peabody Energy Corporation as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 21, 2006. Our audits also included the financial statement schedule listed in Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
St. Louis, Missouri
February 21, 2006

PEABODY ENERGY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to					Balance
	Beginning	Costs and					at End
Description	of Period	Expenses		Deductions(1)	Other		of Period

	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 2005
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$18,224	$867		$(2,551)	$710	(2)	$17,250
Reserve for materials and supplies	4,419	581		(1,574)	1,519		4,945
Allowance for doubtful accounts	1,361	20,305	(3)	(5,860)	(4,953	)(4)	10,853
YEAR ENDED DECEMBER 31, 2004
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$14,465	$—		$—	$3,759	(2)	$18,224
Reserve for materials and supplies	7,563	234		(4,180)	802		4,419
Allowance for doubtful accounts	1,361	—		—	—		1,361
YEAR ENDED DECEMBER 31, 2003
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$13,585	$(181)		$—	$1,061	(2)	$14,465
Reserve for materials and supplies	9,065	—		(1,504)	2		7,563
Allowance for doubtful accounts	1,331	30		—	—		1,361

(1)	Reserves utilized, unless otherwise indicated.

(2)	Balances transferred (to) from other accounts or reserves recorded as part of a property or business acquisition.

(3)	Includes $19.5 million for the establishment of a reserve for the collectibility of certain receivables billed prior to 2005.

(4)	Reflects subsequent recovery of $5.0 million related to amounts previously reserved.

EXHIBIT INDEX
      The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of Peabody Energy Corporation (Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 8, 2005).

3.3	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

4.1	Rights Agreement, dated as of July 24, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designations of Series A Junior Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C) (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on July 24, 2002).

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on July 24, 2002 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on July 24, 2002).

4.3	Certificate of Adjustment delivered by the Registrant to Equiserve Trust Company, NA., as Rights Agent, on March 29, 2005 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 8-A filed on March 29, 2005).

4.4	Certificate of Adjustment delivered by the Registrant to American Stock Transfer & Trust Company, as Rights Agent, on February 22, 2006 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 8-A filed on February 22, 2006).

4.5	Specimen of stock certificate representing the Registrant’s common stock, $.01 par value (Incorporated by reference to Exhibit 4.13 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

4.6	6 7/8% Senior Notes Due 2013 Indenture dated as of March 21, 2003 between the Registrant and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 13, 2003).

4.7	6 7/8% Senior Notes Due 2013 First Supplemental Indenture dated as of May 7, 2003 among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-4 Registration Statement No. 333-106208).

4.8	6 7/8% Senior Notes Due 2013 Second Supplemental Indenture dated as of September 30, 2003 among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.198 of the Registrant’s Form S-3 Registration Statement No. 333-109906, filed on October 22, 2003).

4.9	6 7/8% Senior Notes Due 2013 Third Supplemental Indenture, dated as of February 24, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.211 of the Registrant’s Form S-3/ A Registration Statement No. 333-109906, filed on March 4, 2004).

4.10	6 7/8% Senior Notes Due 2013 Fourth Supplemental Indenture, dated as of April 22, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 10.57 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

4.11	6 7/8% Senior Notes Due 2013 Fifth Supplemental Indenture, dated as of October 18, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

Exhibit
No.		Description of Exhibit

4.12		6 7/8% Senior Notes Due 2013 Sixth Supplemental Indenture, dated as of January 20, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005).

4.13		6 7/8% Senior Notes Due 2013 Seventh Supplemental Indenture, dated as of September 30, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005).

4	.14†	6 7/8% Senior Notes Due 2013 Eighth Supplemental Indenture, dated as of January 20, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

4.15		5 7/8% Senior Notes Due 2016 Indenture dated as of March 19, 2004 between the Registrant and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.12 of the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004, filed on May 10, 2004).

4.16		5 7/8% Senior Notes Due 2016 First Supplemental Indenture dated as of March 23, 2004 between the Registrant and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 23, 2004).

4.17		5 7/8% Senior Notes Due 2016 Second Supplemental Indenture, dated as of April 22, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

4.18		5 7/8% Senior Notes Due 2016 Third Supplemental Indenture, dated as of October 18, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

4.19		5 7/8% Senior Notes Due 2016 Fourth Supplemental Indenture, dated as of January 20, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005).

4.20		5 7/8% Senior Notes Due 2016 Fifth Supplemental Indenture, dated as of September 30, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005).

4	.21†	5 7/8% Senior Notes Due 2016 Sixth Supplemental Indenture, dated as of January 20, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

10.1		Second Amended and Restated Credit Agreement dated as of March 21, 2003 among the Registrant, as Borrower, the several lenders from time to time parties hereto, Wachovia Bank, National Association and Lehman Commercial Paper Inc., as Syndication Agents, Fleet Securities, Inc., Wachovia Securities, Inc. and Lehman Brothers Inc., as Arrangers, Fleet National Bank as Administrative Agent and Morgan Stanley Senior Funding, Inc. and US Bank National Association, as Documentation Agents (Incorporated by reference to Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 13, 2003).

10.2		Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of May 8, 2003, among the Registrant, the Lenders named therein, and Fleet National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003).

10.3		Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 8, 2004, among Registrant, the Lenders named therein, Fleet National Bank, as administrative agent, and Wachovia Bank, National Association and Lehman Commercial Paper Inc., as syndication agents. (Incorporated by reference to Exhibit 10.54 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).

Exhibit
No.		Description of Exhibit

10.4		Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of October 27, 2004, among Registrant, the Lenders named therein, Fleet National Bank, as administrative agent, and Wachovia Bank, National Association and Lehman Commercial Paper Inc., as syndication agents (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

10.5		Amended and Restated Guarantee and Collateral Agreement dated as of March 21, 2003 among the Registrant and the Guarantors (as defined therein) in favor of Fleet National Bank, as Administrative Agent for the several lenders from time to time parties to the Second Amended and Restated Credit Agreement dated as of March 21, 2003 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-4 Registration Statement No. 333-106208).

10.6		Subordination Agreement dated as of March 21, 2003 among the Registrant and its Subsidiaries (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-4 Registration Statement No. 333-106208).

10.7		Federal Coal Lease WYW0321779: North Antelope/ Rochelle Mine (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.8		Federal Coal Lease WYW119554: North Antelope/ Rochelle Mine (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.9		Federal Coal Lease WYW5036: Rawhide Mine (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.10		Federal Coal Lease WYW3397: Caballo Mine (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.11		Federal Coal Lease WYW83394: Caballo Mine (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.12		Federal Coal Lease WYW136142 (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.13		Royalty Prepayment Agreement by and among Peabody Natural Resources Company, Gallo Finance Company and Chaco Energy Company, dated September 30, 1998 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q for the second quarter ended September 30, 1998, filed on November 13, 1998).

10.14		Federal Coal Lease WYW154001: North Antelope Rochelle South (Incorporated by reference to Exhibit 10.68 of the Registrant’s Form 10-Q for the third quarter ended September 30, 2004, filed on December 10, 2004).

10.15		Federal Coal Lease WYW150210: North Antelope Rochelle Mine (Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005).

10.16		Federal Coal Lease WYW151134 effective May 1, 2005: West Roundup (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 8, 2005).

10	.17*	1998 Stock Purchase and Option Plan for Key Employees of the Registrant (Incorporated by reference to Exhibit 4.9 of the Registrant’s Form S-8 Registration Statement No. 333-105456, filed on May 21, 2003).

10	.18*	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10	.19*	Form of Amendment to Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10	.20*	Form of Amendment, dated as of June 15, 2004, to Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.65 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

Exhibit
No.		Description of Exhibit

10	.21*	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10	.22*	Long-Term Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form S-8 Registration Statement No. 333-61406, filed on May 22, 2001).

10	.23*	Peabody Energy Corporation 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Annex A to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 2, 2004).

10	.24*	Amendment No. 1 to the Peabody Energy Corporation 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.67 of the Registrant’s Form 10-Q for the third quarter ended September 30, 2004, filed on December 10, 2004).

10	.25*	Form of Non-Qualified Stock Option Agreement under the Peabody Energy Corporation 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 7, 2005).

10	.26*	Form of Performance Units Agreement under the Peabody Energy Corporation 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005).

10	.27*	Equity Incentive Plan for Non-Employee Directors of the Registrant (Incorporated by reference to Exhibit 99.3 of the Registrant’s Form S-8 Registration Statement No. 333-61406, filed on May 22, 2001).

10	.28*	Form of Non-Qualified Stock Option Agreement for Outside Directors under the Peabody Energy Corporation Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2005).

10	.29*	Form of Non-Qualified Stock Option Agreement under the Registrant’s Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10	.30*	Form of Performance Unit Award Agreement under the Registrant’s Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10	.31*	Form of Non-Qualified Stock Option Agreement under the Registrant’s Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10	.32*	Form of Restricted Stock Agreement under the Registrant’s Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10	.33*	Form of Restricted Stock Award Agreement for Outside Directors under the Peabody Energy Corporation Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2005).

10	.34*	Employee Stock Purchase Plan of the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form S-8 Registration Statement No. 333-61406, filed on May 22, 2001).

10	.35*	First Amendment to Registrant’s Employee Stock Purchase Plan, dated as of February 7, 2002 (Incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10	.36*	Letter Agreement, dated as of March 1, 2005, by and between the Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).

10	.37*	Amended and Restated Employment Agreement, dated as of January 1, 2006, by and between the Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).

10	.38*	Letter Agreement, dated as of March 1, 2005, by and between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).

Exhibit
No.		Description of Exhibit

10	.39*	Amended and Restated Employment Agreement, dated as of January 1, 2006, by and between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).

10	.40*	Employment Agreement between Richard M. Whiting and the Registrant dated May 19, 1998 (Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10	.41*	First Amendment to the Employment Agreement between Richard M. Whiting and the Registrant dated as of May 10, 2001 (Incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10	.42*	Second Amendment to the Employment Agreement between Richard M. Whiting and the Registrant dated as of June 15, 2004 (Incorporated by reference to Exhibit 10.60 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

10	.43*	Employment Agreement between Richard A. Navarre and the Registrant dated May 19, 1998 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10	.44*	First Amendment to the Employment Agreement between Richard A. Navarre and the Registrant dated as of May 10, 2001 (Incorporated by reference to Exhibit 10.23 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10	.45*	Second Amendment to the Employment Agreement between Richard A. Navarre and the Registrant dated as of June 15, 2004 (Incorporated by reference to Exhibit 10.61 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

10	.46*	Employment Agreement between Roger B. Walcott, Jr. and the Registrant dated May 19, 1998 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10	.47*	First Amendment to the Employment Agreement between Roger B. Walcott, Jr. and the Registrant dated as of May 10, 2001 (Incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10	.48*	Second Amendment to the Employment Agreement between Roger B. Walcott and the Registrant dated as of June 15, 2004 (Incorporated by reference to Exhibit 10.62 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

10	.49*	Peabody Energy Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-Q for the quarter ended September 30, 2001, filed on October 30, 2001).

10	.50*	First Amendment to the Peabody Energy Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

10	.51*	Performance Units Agreement, dated as of August 1, 2004, by and between Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q/ A for the third quarter ended September 30, 2004, filed on December 10, 2004).

10	.52*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10	.53*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and William E. James (Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10	.54*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Henry E. Lentz (Incorporated by reference to Exhibit 10.35 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10	.55*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and William C. Rusnack (Incorporated by reference to Exhibit 10.36 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

Exhibit
No.		Description of Exhibit

10	.56*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Dr. James R. Schlesinger (Incorporated by reference to Exhibit 10.37 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10	.57*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Dr. Blanche M. Touhill (Incorporated by reference to Exhibit 10.38 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10	.58*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Alan H. Washkowitz (Incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10	.59*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Richard A. Navarre (Incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10	.60*	Indemnification Agreement, dated as of January 16, 2003, by and between Registrant and Robert B. Karn III (Incorporated by reference to Exhibit 10.41 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10	.61*	Indemnification Agreement, dated as of January 16, 2003, by and between Registrant and Sandra A. Van Trease (Incorporated by reference to Exhibit 10.42 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10	.62*	Indemnification Agreement, dated as of December 9, 2003, by and between Registrant and B. R. Brown (Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10	.63*	Indemnification Agreement, dated as of March 22, 2004, by and between Registrant and Henry Givens, Jr. (Incorporated by reference to Exhibit 10.52 of the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, filed on May 10, 2004).

10	.64*	Indemnification Agreement, dated as of March 22, 2004, by and between Registrant and William A. Coley (Incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, filed on May 10, 2004).

10	.65*	Indemnification Agreement, dated as of April 8, 2005, by and between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 14, 2005).

10	.66*	Indemnification Agreement dated July 21, 2005 by and between the Registrant and John F. Turner (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on August 5, 2005).

10.67		Amended and Restated Receivables Purchase Agreement, dated as of September 30, 2005, by and among Seller, the Registrant, the Sub-Servicers named therein, Market Street Funding Corporation, as Issuer, and PNC Bank, National Association, as Administrator (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 8, 2005).

10.68		Stock Purchase Agreement among RAG Coal International AG, RAG American Coal Company, BTU Worldwide, Inc. and Peabody Energy Corporation dated as of February 29, 2004 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K Current Report, filed on February 29, 2004).

10.69		Share Purchase Agreement among RAG Coal International AG, Peabody Energy Corporation and Peabody Energy Australia Pty Limited dated as of February 29, 2004 (Incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K Current Report, filed on February 29, 2004).

10.70		Share Purchase Agreement dated as of June 10, 2004, among RAG Coal International AG, BTU International B.V. and Peabody Energy Corporation (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K Current Report, filed on December 8, 2004).

21†		List of Subsidiaries.

23†		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31	.1†	Certification of periodic financial report by the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.		Description of Exhibit

31	.2†	Certification of periodic financial report by the Registrant’s Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer.

32	.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Executive Vice President and Chief Financial Officer.

*	These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

†	Filed herewith.