Form 10-K/A
period 2005-12-31
PEABODY ENERGY CORP
filed 2006-03-07
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑       No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the of the Exchange Act).     Yes ☐       No ☑
     Aggregate market value of the voting stock held by non-affiliates (shareholders who are not directors or executive officers of the Registrant), calculated using the closing price on June 30, 2005: Common Stock, par value $0.01 per share, $6.7 billion.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Consent of Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

EXPLANATORY NOTE:
     This amended Annual Report on Form 10-K/A is being filed to amend Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 for the sole purpose of updating Exhibit 23, Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (“the Consent”). The date of the Consent has been changed to March 1, 2006 from February 21, 2006. No other modifications have been made to Part IV, Item 15 or to any other portion of the Company’s Form 10-K as originally filed on March 6, 2006. This amendment to our Form 10-K does not reflect events occurring after the original filing of the Form 10-K or modify or update those disclosures affected by subsequent events.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) Documents Filed as Part of the Report
(1) Financial Statements.
     The following consolidated financial statements of Peabody Energy Corporation were previously included pursuant to Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 6, 2006 on the pages indicated, and are herein incorporated by reference:
(2) Financial Statement Schedule.
     The following financial statement schedule of Peabody Energy Corporation and the report thereon of the independent registered public accounting firm were previously included pursuant to Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 6, 2006, on the pages indicated, and are herein incorporated by reference:

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

PEABODY ENERGY CORPORATION

/s/ GREGORY H. BOYCE

Gregory H. Boyce
President, Chief Executive Officer and Director
Date: March 7, 2006

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of Peabody Energy Corporation (Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 8, 2005).

3.3	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

4.1	Rights Agreement, dated as of July 24, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designations of Series A Junior Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C) (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on July 24, 2002).

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on July 24, 2002 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on July 24, 2002).

4.3	Certificate of Adjustment delivered by the Registrant to Equiserve Trust Company, NA., as Rights Agent, on March 29, 2005 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 8-A filed on March 29, 2005).

4.4	Certificate of Adjustment delivered by the Registrant to American Stock Transfer & Trust Company, as Rights Agent, on February 22, 2006 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 8-A filed on February 22, 2006).

4.5	Specimen of stock certificate representing the Registrant’s common stock, $.01 par value (Incorporated by reference to Exhibit 4.13 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

4.6	6 7/8% Senior Notes Due 2013 Indenture dated as of March 21, 2003 between the Registrant and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 13, 2003).

4.7	6 7/8% Senior Notes Due 2013 First Supplemental Indenture dated as of May 7, 2003 among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-4 Registration Statement No. 333-106208).

4.8	6 7/8% Senior Notes Due 2013 Second Supplemental Indenture dated as of September 30, 2003 among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.198 of the Registrant’s Form S-3 Registration Statement No. 333-109906, filed on October 22, 2003).

4.9	6 7/8% Senior Notes Due 2013 Third Supplemental Indenture, dated as of February 24, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.211 of the Registrant’s Form S-3/A Registration Statement No. 333-109906, filed on March 4, 2004).

4.10	6 7/8% Senior Notes Due 2013 Fourth Supplemental Indenture, dated as of April 22, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 10.57 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

Exhibit
No.	Description of Exhibit

4.11	6 7/8% Senior Notes Due 2013 Fifth Supplemental Indenture, dated as of October 18, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

4.12	6 7/8% Senior Notes Due 2013 Sixth Supplemental Indenture, dated as of January 20, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005).

4.13	6 7/8% Senior Notes Due 2013 Seventh Supplemental Indenture, dated as of September 30, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005).

4.14	6 7/8% Senior Notes Due 2013 Eighth Supplemental Indenture, dated as of January 20, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.14 of the Registrant’s Form 10-K for the year ended December 31, 2006, filed on March 6, 2006).

4.15	5 7/8% Senior Notes Due 2016 Indenture dated as of March 19, 2004 between the Registrant and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.12 of the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004, filed on May 10, 2004).

4.16	5 7/8% Senior Notes Due 2016 First Supplemental Indenture dated as of March 23, 2004 between the Registrant and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 23, 2004).

4.17	5 7/8% Senior Notes Due 2016 Second Supplemental Indenture, dated as of April 22, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

4.18	5 7/8% Senior Notes Due 2016 Third Supplemental Indenture, dated as of October 18, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

4.19	5 7/8% Senior Notes Due 2016 Fourth Supplemental Indenture, dated as of January 20, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005).

4.20	5 7/8% Senior Notes Due 2016 Fifth Supplemental Indenture, dated as of September 30, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005).

4.21	5 7/8% Senior Notes Due 2016 Sixth Supplemental Indenture, dated as of January 20, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.21 of the Registrant’s Form 10-K for the year ended December 31, 2006, filed on March 6, 2006).

Exhibit
No.	Description of Exhibit

10.1	Second Amended and Restated Credit Agreement dated as of March 21, 2003 among the Registrant, as Borrower, the several lenders from time to time parties hereto, Wachovia Bank, National Association and Lehman Commercial Paper Inc., as Syndication Agents, Fleet Securities, Inc., Wachovia Securities, Inc. and Lehman Brothers Inc., as Arrangers, Fleet National Bank as Administrative Agent and Morgan Stanley Senior Funding, Inc. and US Bank National Association, as Documentation Agents (Incorporated by reference to Exhibit 10.43 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 13, 2003).

10.2	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of May 8, 2003, among the Registrant, the Lenders named therein, and Fleet National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.46 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003).

10.3	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 8, 2004, among Registrant, the Lenders named therein, Fleet National Bank, as administrative agent, and Wachovia Bank, National Association and Lehman Commercial Paper Inc., as syndication agents. (Incorporated by reference to Exhibit 10.54 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).

10.4	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of October 27, 2004, among Registrant, the Lenders named therein, Fleet National Bank, as administrative agent, and Wachovia Bank, National Association and Lehman Commercial Paper Inc., as syndication agents (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

10.5	Amended and Restated Guarantee and Collateral Agreement dated as of March 21, 2003 among the Registrant and the Guarantors (as defined therein) in favor of Fleet National Bank, as Administrative Agent for the several lenders from time to time parties to the Second Amended and Restated Credit Agreement dated as of March 21, 2003 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-4 Registration Statement No. 333-106208).

10.6	Subordination Agreement dated as of March 21, 2003 among the Registrant and its Subsidiaries (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-4 Registration Statement No. 333-106208).

10.7	Federal Coal Lease WYW0321779: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.8	Federal Coal Lease WYW119554: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.9	Federal Coal Lease WYW5036: Rawhide Mine (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.10	Federal Coal Lease WYW3397: Caballo Mine (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.11	Federal Coal Lease WYW83394: Caballo Mine (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.12	Federal Coal Lease WYW136142 (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.13	Royalty Prepayment Agreement by and among Peabody Natural Resources Company, Gallo Finance Company and Chaco Energy Company, dated September 30, 1998 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q for the second quarter ended September 30, 1998, filed on November 13, 1998).

10.14	Federal Coal Lease WYW154001: North Antelope Rochelle South (Incorporated by reference to Exhibit 10.68 of the Registrant’s Form 10-Q for the third quarter ended September 30, 2004, filed on December 10, 2004).

10.15	Federal Coal Lease WYW150210: North Antelope Rochelle Mine (Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005).

Exhibit
No.	Description of Exhibit

10.16	Federal Coal Lease WYW151134 effective May 1, 2005: West Roundup (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 8, 2005).

10.17*	1998 Stock Purchase and Option Plan for Key Employees of the Registrant (Incorporated by reference to Exhibit 4.9 of the Registrant’s Form S-8 Registration Statement No. 333-105456, filed on May 21, 2003).

10.18*	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10.19*	Form of Amendment to Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10.20*	Form of Amendment, dated as of June 15, 2004, to Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.65 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

10.21*	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10.22*	Long-Term Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form S-8 Registration Statement No. 333-61406, filed on May 22, 2001).

10.23*	Peabody Energy Corporation 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Annex A to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 2, 2004).

10.24*	Amendment No. 1 to the Peabody Energy Corporation 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.67 of the Registrant’s Form 10-Q for the third quarter ended September 30, 2004, filed on December 10, 2004).

10.25*	Form of Non-Qualified Stock Option Agreement under the Peabody Energy Corporation 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 7, 2005).

10.26*	Form of Performance Units Agreement under the Peabody Energy Corporation 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005).

10.27*	Equity Incentive Plan for Non-Employee Directors of the Registrant (Incorporated by reference to Exhibit 99.3 of the Registrant’s Form S-8 Registration Statement No. 333-61406, filed on May 22, 2001).

10.28*	Form of Non-Qualified Stock Option Agreement for Outside Directors under the Peabody Energy Corporation Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2005).

10.29*	Form of Non-Qualified Stock Option Agreement under the Registrant’s Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10.30*	Form of Performance Unit Award Agreement under the Registrant’s Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10.31*	Form of Non-Qualified Stock Option Agreement under the Registrant’s Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10.32*	Form of Restricted Stock Agreement under the Registrant’s Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

Exhibit
No.	Description of Exhibit

10.33*	Form of Restricted Stock Award Agreement for Outside Directors under the Peabody Energy Corporation Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2005).

10.34*	Employee Stock Purchase Plan of the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form S-8 Registration Statement No. 333-61406, filed on May 22, 2001).

10.35*	First Amendment to Registrant’s Employee Stock Purchase Plan, dated as of February 7, 2002 (Incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10.36*	Letter Agreement, dated as of March 1, 2005, by and between the Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).

10.37*	Amended and Restated Employment Agreement, dated as of January 1, 2006, by and between the Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).

10.38*	Letter Agreement, dated as of March 1, 2005, by and between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).

10.39*	Amended and Restated Employment Agreement, dated as of January 1, 2006, by and between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).

10.40*	Employment Agreement between Richard M. Whiting and the Registrant dated May 19, 1998 (Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10.41*	First Amendment to the Employment Agreement between Richard M. Whiting and the Registrant dated as of May 10, 2001 (Incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10.42*	Second Amendment to the Employment Agreement between Richard M. Whiting and the Registrant dated as of June 15, 2004 (Incorporated by reference to Exhibit 10.60 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

10.43*	Employment Agreement between Richard A. Navarre and the Registrant dated May 19, 1998 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10.44*	First Amendment to the Employment Agreement between Richard A. Navarre and the Registrant dated as of May 10, 2001 (Incorporated by reference to Exhibit 10.23 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10.45*	Second Amendment to the Employment Agreement between Richard A. Navarre and the Registrant dated as of June 15, 2004 (Incorporated by reference to Exhibit 10.61 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

10.46*	Employment Agreement between Roger B. Walcott, Jr. and the Registrant dated May 19, 1998 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10.47*	First Amendment to the Employment Agreement between Roger B. Walcott, Jr. and the Registrant dated as of May 10, 2001 (Incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

10.48*	Second Amendment to the Employment Agreement between Roger B. Walcott and the Registrant dated as of June 15, 2004 (Incorporated by reference to Exhibit 10.62 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

10.49*	Peabody Energy Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-Q for the quarter ended September 30, 2001, filed on October 30, 2001).

10.50*	First Amendment to the Peabody Energy Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

Exhibit
No.	Description of Exhibit

10.51*	Performance Units Agreement, dated as of August 1, 2004, by and between Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form10-Q/A for the third quarter ended September 30, 2004, filed on December 10, 2004).

10.52*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10.53*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and William E. James (Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10.54*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Henry E. Lentz (Incorporated by reference to Exhibit 10.35 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10.55*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and William C. Rusnack (Incorporated by reference to Exhibit 10.36 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10.56*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Dr. James R. Schlesinger (Incorporated by reference to Exhibit 10.37 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10.57*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Dr. Blanche M. Touhill (Incorporated by reference to Exhibit 10.38 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10.58*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Alan H. Washkowitz (Incorporated by reference to Exhibit 10.39 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10.59*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Richard A. Navarre (Incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10.60*	Indemnification Agreement, dated as of January 16, 2003, by and between Registrant and Robert B. Karn III (Incorporated by reference to Exhibit 10.41 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10.61*	Indemnification Agreement, dated as of January 16, 2003, by and between Registrant and Sandra A. Van Trease (Incorporated by reference to Exhibit 10.42 of the Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

10.62*	Indemnification Agreement, dated as of December 9, 2003, by and between Registrant and B. R. Brown (Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003, filed on March 4, 2004).

10.63*	Indemnification Agreement, dated as of March 22, 2004, by and between Registrant and Henry Givens, Jr. (Incorporated by reference to Exhibit 10.52 of the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, filed on May 10, 2004).

10.64*	Indemnification Agreement, dated as of March 22, 2004, by and between Registrant and William A. Coley (Incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, filed on May 10, 2004).

10.65*	Indemnification Agreement, dated as of April 8, 2005, by and between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 14, 2005).

10.66*	Indemnification Agreement dated July 21, 2005 by and between the Registrant and John F. Turner (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on August 5, 2005).

Exhibit
No.	Description of Exhibit

10.67	Amended and Restated Receivables Purchase Agreement, dated as of September 30, 2005, by and among Seller, the Registrant, the Sub-Servicers named therein, Market Street Funding Corporation, as Issuer, and PNC Bank, National Association, as Administrator (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 8, 2005).

10.68	Stock Purchase Agreement among RAG Coal International AG, RAG American Coal Company, BTU Worldwide, Inc. and Peabody Energy Corporation dated as of February 29, 2004 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K Current Report, filed on February 29, 2004).

10.69	Share Purchase Agreement among RAG Coal International AG, Peabody Energy Corporation and Peabody Energy Australia Pty Limited dated as of February 29, 2004 (Incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K Current Report, filed on February 29, 2004).

10.70	Share Purchase Agreement dated as of June 10, 2004, among RAG Coal International AG, BTU International B.V. and Peabody Energy Corporation (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K Current Report, filed on December 8, 2004).

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 of the Registrant’s Form 10-K for the year ended December 31, 2006, filed on March 6, 2006).

23†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1†	Certification of periodic financial report by the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of periodic financial report by the Registrant’s Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer.

32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Executive Vice President and Chief Financial Officer.

*	These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

†	Filed herewith.