Form 10-Q
period 2006-03-31
PEABODY ENERGY CORP
filed 2006-05-09
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 1-16463
PEABODY ENERGY CORPORATION
Exact name of registrant as specified in its charter)

Delaware	13-4004153

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Market Street, St. Louis, Missouri	63101-1826

(Address of principal executive offices)	(Zip Code)
(314) 342-3400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                                Accelerated filer ☐                               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
There were 264,734,471 shares of common stock with a par value of $0.01 per share outstanding at April 28, 2006.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except share and per share data)

	Quarter Ended March 31,
	2006	2005
REVENUES
Sales	$1,288,906	$1,062,521
Other revenues	22,904	14,959

Total revenues	1,311,810	1,077,480

COSTS AND EXPENSES
Operating costs and expenses	1,022,342	912,979
Depreciation, depletion and amortization	80,964	75,953
Asset retirement obligation expense	7,215	9,195
Selling and administrative expenses	46,526	37,760
Other operating income:
Net gain on disposal of assets	(9,226)	(31,122)
Income from equity affiliates	(7,252)	(8,088)

OPERATING PROFIT	171,241	80,803
Interest expense	27,400	25,556
Interest income	(2,606)	(1,373)

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	146,447	56,620
Income tax provision	11,566	4,424
Minority interests	4,659	306

NET INCOME	$130,222	$51,890

EARNINGS PER SHARE:
Basic	$0.49	$0.20
Diluted	$0.48	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	263,491,072	260,693,518
Diluted	269,358,728	266,801,306

DIVIDENDS DECLARED PER SHARE	$0.06	$0.0375
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$350,160	$503,278
Accounts receivable, net of allowance for doubtful accounts of $10,855 at March 31, 2006 and $10,853 at December 31, 2005	238,867	221,541
Inventories	175,049	389,771
Assets from coal trading activities	77,638	146,596
Deferred income taxes	9,027	9,027
Other current assets	75,167	54,431

Total current assets	925,908	1,324,644
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $1,745,883 at March 31, 2006 and $1,627,856 at December 31, 2005	5,385,171	5,177,708
Investments and other assets	316,294	349,654

Total assets	$6,627,373	$6,852,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$77,906	$22,585
Liabilities from coal trading activities	63,655	132,373
Accounts payable and accrued expenses	792,409	867,965

Total current liabilities	933,970	1,022,923
Long-term debt, less current maturities	1,332,526	1,382,921
Deferred income taxes	231,669	338,488
Asset retirement obligations	402,361	399,203
Workers’ compensation obligations	238,434	237,574
Accrued postretirement benefit costs	964,582	959,222
Other noncurrent liabilities	351,942	330,658

Total liabilities	4,455,484	4,670,989
Minority interests	12,793	2,550
Stockholders’ equity
Preferred Stock – $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2006 or December 31, 2005	—	—
Series Common Stock – $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of March 31, 2006 or December 31, 2005	—	—
Series A Junior Participating Preferred Stock - 1,500,000 shares authorized, no shares issued or outstanding as of March 31, 2006 or December 31, 2005	—	—
Common Stock – $0.01 per share par value; 400,000,000 shares authorized, 265,301,255 shares issued and 264,528,895 shares outstanding as of March 31, 2006 and 400,000,000 shares authorized, 263,879,762 shares issued and 263,357,402 shares outstanding as of December 31, 2005	2,650	2,638
Additional paid-in capital	1,523,662	1,497,454
Retained earnings	693,107	729,086
Accumulated other comprehensive loss	(44,931)	(46,795)
Treasury shares, at cost: 772,360 shares as of March 31, 2006 and 522,360 shares as of December 31, 2005	(15,392)	(3,916)

Total stockholders’ equity	2,159,096	2,178,467

Total liabilities and stockholders’ equity	$6,627,373	$6,852,006

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Quarter Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$130,222	$51,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	80,964	75,953
Deferred income taxes	(12,864)	1,252
Amortization of debt discount and debt issuance costs	1,815	1,795
Net gain on disposal of assets	(9,226)	(31,122)
Income from equity affiliates	(7,252)	(8,088)
Dividends received from equity affiliates	5,442	716
Stock compensation	4,102	404
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable, net of sale	10,853	(18,680)
Inventories	(29,918)	(21,953)
Net assets from coal trading activities	240	1,372
Other current assets	(15,708)	(3,664)
Accounts payable and accrued expenses	(97,991)	37,800
Asset retirement obligations	22	1,534
Workers’ compensation obligations	860	1,933
Accrued postretirement benefit costs	5,360	3,874
Other, net	(17,869)	2,911

Net cash provided by operating activities	49,052	97,927

Cash Flows from Investing Activities
Additions to property, plant, equipment and mine development	(87,459)	(46,950)
Federal coal lease expenditures	(59,829)	(63,540)
Purchase of mining assets	—	(56,500)
Additions to advance mining royalties	(2,250)	(3,135)
Acquisitions, net	(44,538)	—
Proceeds from disposal of assets	11,488	47,731

Net cash used in investing activities	(182,588)	(122,394)

Cash Flows from Financing Activities
Payments of long-term debt	(12,906)	(12,229)
Common stock repurchase	(11,476)	—
Dividends paid	(15,869)	(9,772)
Proceeds from stock options exercised	6,051	12,331
Tax benefit related to stock options exercised	13,096	—
Increase of securitized interests in accounts receivable	—	25,000
Distributions to minority interests	(1,000)	(624)
Proceeds from employee stock purchases	1,772	1,350
Proceeds from long-term debt	750	—

Net cash provided by (used in) financing activities	(19,582)	16,056

Net decrease in cash and cash equivalents	(153,118)	(8,411)
Cash and cash equivalents at beginning of period	503,278	389,636

Cash and cash equivalents at end of period	$350,160	$381,225

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(1) Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its controlled affiliates. All intercompany transactions, profits, and balances have been eliminated in consolidation.
     Effective February 22, 2006, the Company implemented a two-for-one stock split on all shares of its common stock. The Company had a similar two-for-one stock split on March 30, 2005. All share and per share amounts in these unaudited condensed consolidated financial statements and related notes reflect the stock splits.
     The accompanying condensed consolidated financial statements as of March 31, 2006 and for the quarters ended March 31, 2006 and 2005, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2005 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006. Certain amounts in prior periods have been reclassified to conform with the report classifications of the quarter ended March 31, 2006, with no effect on previously reported net income or stockholders’ equity.
(2) Significant Transactions and Events
     During the first quarter of 2005, the Company sold its remaining 0.838 million Penn Virginia Resource Partners, L.P. (“PVR”) units for net proceeds of $41.9 million and recognized a $31.1 million gain on the sale. Also in the first quarter of 2005, the Company recorded contract losses of approximately $34 million, primarily related to breach of a coal supply contract by a producer. The contractual dispute was fully resolved in the third quarter of 2005.
(3) Inventories
     Inventories consisted of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005
Saleable coal	$88,652	$64,274
Materials and supplies	73,476	65,942
Raw coal	12,921	14,033
Advance stripping	—	245,522

Total	$175,049	$389,771

     Advance stripping consisted of the costs to remove overburden above an unmined coal seam as part of the surface mining process. In March 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF Issue No. 04-6”). EITF Issue No. 04-6 and its interpretations require stripping costs incurred during a period to be attributed only to the inventory costs of the coal that is extracted during that same period. The Company adopted EITF Issue No. 04-6 on January 1, 2006 and utilized the cumulative effect adjustment approach whereby the cumulative effect adjustment reduced retained earnings by $150.3 million, net of tax. Advance stripping costs will no longer be included as a separate component of inventory.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(4) Assets and Liabilities from Coal Trading Activities
     The Company’s coal trading portfolio included forward contracts as of March 31, 2006 and December 31, 2005. The fair value of coal trading derivatives and related hedge contracts as of March 31, 2006 and December 31, 2005 is set forth below (dollars in thousands):

	March 31, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
Forward contracts	$77,638	$61,917	$146,596	$131,988
Other	—	1,738	—	385

Total	$77,638	$63,655	$146,596	$132,373

     Ninety-eight percent of the contracts in the Company’s trading portfolio as of March 31, 2006 were valued utilizing prices from over-the-counter market sources, adjusted for coal quality and traded transportation differentials, and 2% of the Company’s contracts were valued based on similar market transactions.
     As of March 31, 2006, the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2006	70%
2007	18%
2008	12%

100%

     At March 31, 2006, 50% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 50% was with non-investment grade counterparties, which were primarily other coal producers. The Company’s coal trading operations traded 10.7 million tons and 9.2 million tons for the quarters ended March 31, 2006 and 2005, respectively.
(5) Earnings Per Share and Stockholders’ Equity
Weighted Average Shares Outstanding
     A reconciliation of weighted average shares outstanding follows:

	Quarter Ended March 31,
	2006	2005
Weighted average shares outstanding — basic	263,491,072	260,693,518
Dilutive impact of stock options	5,867,656	6,107,788

Weighted average shares outstanding — diluted	269,358,728	266,801,306

Common Stock Repurchase
     In July 2005, the Company’s Board of Directors authorized a share repurchase program of up to 5% of the then outstanding shares of its common stock, which are approximately 13.1 million shares. The repurchases may be made from time to time based on an evaluation of the Company’s outlook and general business conditions, as well as alternative investment and debt repayment options. In March 2006, the Company repurchased 250,000 of its common shares at a cost of $11.5 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Adoption of SFAS No. 123 (revised 2004), “Share-Based Payment”
     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including employee stock options, to be recognized ratably over the vesting period in the income statement based on their fair values at the grant date.
     The Company adopted SFAS No. 123(R) on January 1, 2006 and used the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Prior to January 1, 2006, the Company had elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation cost was recognized for its stock option plans prior to December 31, 2005, as the exercise price was equal to the market price of the Company’s stock on the date of the option grants. Beginning in 2006, SFAS No. 123(R) also requires that income tax benefits from stock options exercised be recorded as financing cash inflow and corresponding operating cash outflow (included with deferred income tax activity) on the statements of cash flows. The income tax benefit from stock option exercises during 2005 is included in operating cash flows, netted in deferred tax activity.
     As part of its share-based compensation program, the Company utilizes restricted stock, nonqualified stock options, an employee stock purchase plan and performance units (discussed further below). The Company began utilizing restricted stock as part of its equity-based compensation strategy in January 2005. Accounting for restricted stock awards was not changed by the adoption of SFAS No. 123(R). The Company recognized $1.0 million and $0.2 million of expense, net of taxes, for the quarters ended March 31, 2006 and 2005, respectively, related to restricted stock. For share-based payment instruments excluding restricted stock, the Company recognized $6.5 million (or $0.02 per diluted share) and $3.0 million (or $0.01 per diluted share) of expense, net of taxes, for the quarters ended March 31, 2006 and 2005, respectively. Had the Company applied the provisions of APB Opinion No. 25 during the quarter ended March 31, 2006, it would have recognized $6.0 million (or $0.02 per diluted share) of expense, net of taxes. As a result, the adoption of SFAS No. 123(R) did not have a material impact on the results of operations of the Company during the quarter ended March 31, 2006. Share-based compensation expense is recorded in selling and administrative expenses in the condensed consolidated income statements. The Company used the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan share-based payments made before and after the adoption of SFAS No. 123(R). As of March 31, 2006, the total unrecognized compensation cost related to nonvested awards was $30.8 million, net of taxes, which is expected to be recognized over 4.8 years with a weighted-average period of 1.5 years.
     Stock Options
     For all employee and director stock options granted since 2000, the options vest ratably over three years and expire after 10 years from the date of the grant, subject to earlier termination in the event of an employee’s termination of service. Option grants are typically made in January of each year. The Company granted 0.5 million options during the quarter ended March 31, 2006. The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 2006 and 2005, respectively; dividend yield of 0.8% and 1.0%; expected volatility (based on historical volatility) of 36% and 40%; risk-free interest rate of 4.3% and 3.6%; and an expected life of 5.3 years and 5.7 years. The Company recognized $1.2 million of expense, net of taxes, for the quarter ended March 31, 2006, related to stock options.
     Employee Stock Purchase Plan
     During 2001, the Company adopted an employee stock purchase plan. Eligible full-time and part-time employees are able to contribute up to 15% of their base compensation into this plan, subject to a limit of $25,000 per year. Employees are able to purchase Company common stock at a 15% discount to the lower of the fair market value of the Company’s common stock on the initial or ending dates of each six-month offering period. Offering periods begin on January 1 and July 1 of each year. The fair value of the six-month “look-back” option in the Company’s employee stock purchase plan is estimated by adding the fair value of 0.15 of a share of stock to the fair value of 0.85 of an option on a share of stock. The Company recognized $0.3 million of expense, net of taxes, for the quarter ended March 31, 2006, related to its employee stock purchase plan.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
     Performance Units
     Performance units, which are typically granted annually in January by the Company, vest over a three year measurement period, subject to the achievement of performance goals and stock price performance at the conclusion of the three years. Three performance unit grants were outstanding during 2005 (the 2003, 2004 and 2005 grants) and 2006 (the 2004, 2005 and 2006 grants). The payout related to the 2003 grant (which was settled in cash in February 2006) was based on the Company’s stock price performance compared to both an industry peer group and an S&P Index. The payouts related to the 2004 grant (which will be settled in cash in February 2007) and 2005 and 2006 grants (which will be settled in common stock in 2008 and 2009, respectively) are based 50% on stock price performance compared to both an industry peer group and an S&P Index (a “market condition” under SFAS No. 123(R)) and 50% on a return on capital target (a “performance condition” under SFAS No. 123(R)). The Company granted 0.2 million performance units during the quarter ended March 31, 2006. Under APB Opinion No. 25, all of the performance unit awards were accounted for as variable awards. Under SFAS No. 123(R), the awards settled in cash are accounted for as liability awards, and the awards settled in common stock are accounted for based on their grant date fair value. The performance condition awards were valued utilizing the grant date fair values of the Company’s stock adjusted for dividends forgone during the vesting period. The market condition awards were valued utilizing a Monte Carlo simulation which incorporates the total shareholder return hurdles set for each grant. The assumptions used in the valuations of the 2005 and 2006 grants, respectively: dividend yield of 0.8% and 1.0%; expected volatility of 36% and 40%; and risk-free interest rate of 4.25% and 3.25%. The Company recognized $5.0 million and $3.0 million of expense, net of taxes, for the quarters ended March 31, 2006 and 2005, respectively, related to performance units.
     As noted above, prior to adopting SFAS No. 123(R), the Company applied APB Opinion No. 25 and related interpretations to account for its equity incentive plans. The following table reflects 2005 pro forma net income and basic and diluted earnings per share had compensation cost been determined for the Company’s non-qualified and incentive stock options based on the fair value at the grant dates consistent with the methodology set forth under SFAS No. 123 (dollars in thousands, except per share data):

Quarter Ended
March 31, 2005
Net income:
As reported	$51,890
Pro forma	50,566

Basic earnings per share:
As reported	$0.20
Pro forma	0.19

Diluted earnings per share:
As reported	$0.19
Pro forma	0.19
(6) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the quarters ended March 31, 2006, and 2005 (dollars in thousands):

	Quarter Ended March 31,
	2006	2005
Net income	$130,222	$51,890
Increase in fair value of cash flow hedges, net of tax provisions of $1,242 and $19,828 for the quarters ended March 31, 2006 and 2005, respectively	1,864	29,743

Comprehensive income	$132,086	$81,633

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
     Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from valuation changes of the Company’s cash flow hedges (which include fuel and natural gas hedges, currency forwards, and interest rate swaps) during the period. Increases in interest rates and crude and heating oil prices during the quarters ended March 31, 2006 and 2005 resulted in increased valuations of these hedging instruments.
(7) Pension and Postretirement Benefit Costs
Components of Net Periodic Pension Costs
     Net periodic pension costs included the following components (dollars in thousands):

	Quarter Ended March 31,
	2006	2005
Service cost for benefits earned	$3,059	$2,963
Interest cost on projected benefit obligation	11,509	11,373
Expected return on plan assets	(13,647)	(13,203)
Amortization of prior service cost	(8)	(4)
Amortization of net loss	5,671	6,346

Net periodic pension costs	6,584	7,475
Curtailment charges	—	9,527

Total pension costs	$6,584	$17,002

     Curtailment
     The curtailment loss in the first quarter of 2005 resulted from the termination of operations at two of the three operating mines that participate in the Western Surface UMWA Pension Plan (the “Plan”) during 2005. The loss is actuarially determined and consists of an increase in the actuarial liability, the accelerated recognition of previously unamortized prior service cost and contractual termination benefits under the Plan resulting from the termination of operations.
     Contributions
     The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $6.6 million to its funded pension plans and make $1.3 million in expected benefit payments attributable to its unfunded pension plans during 2006. As of March 31, 2006, $0.3 million of expected benefit payments attributable to the unfunded pension plans have been made and no contributions have been made to the funded pension plans.
Components of Net Periodic Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components (dollars in thousands):

	Quarter Ended March 31,
	2006	2005
Service cost for benefits earned	$1,879	$1,325
Interest cost on accumulated postretirement benefit obligation	18,464	18,175
Amortization of prior service cost	(1,334)	(1,325)
Amortization of actuarial losses	8,012	6,575

Net periodic postretirement benefit costs	$27,021	$24,750

     Cash Flows
     The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to pay $75.0 million attributable to its postretirement benefit plans during 2006. As of March 31, 2006, payments of $21.6 million attributable to the Company’s postretirement benefit plans have been made.

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
     The Company’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. Adjusted EBITDA is defined as income from operations before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization.
     Operating segment results for the quarters ended March 31, 2006 and 2005 are as follows (dollars in thousands):

	Quarter Ended March 31,
	2006	2005
Revenues:
Western U.S. Mining	$432,090	$404,436
Eastern U.S. Mining	514,463	424,892
Australian Mining	152,999	103,525
Trading and Brokerage	207,015	141,569
Corporate and Other	5,243	3,058

Total	$1,311,810	$1,077,480

Adjusted EBITDA (1) :
Western U.S. Mining	$127,793	$120,425
Eastern U.S. Mining	132,544	94,806
Australian Mining	47,756	14,086
Trading and Brokerage (2)	16,179	(21,868)
Corporate and Other (3)	(64,852)	(41,498)

Total	$259,420	$165,951

(1)	Adjusted EBITDA is defined as income from operations before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization.

(2)	Trading and Brokerage results included a charge for contract losses in the first quarter of 2005 primarily related to the breach of a coal supply contract by a producer (see Note 2).

(3)	First quarter 2005 Corporate and Other results included a $31.1 million gain on the sale of Penn Virginia Resource Partners, L.P. units (see Note 2).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
     A reconciliation of adjusted EBITDA to consolidated income before income taxes and minority interests follows (dollars in thousands):

	Quarter Ended
	March 31,
	2006	2005
Total adjusted EBITDA	$259,420	$165,951

Depreciation, depletion and amortization	80,964	75,953
Asset retirement obligation expense	7,215	9,195
Interest expense	27,400	25,556
Interest income	(2,606)	(1,373)

Income before income taxes and minority interests	$146,447	$56,620

(9) Commitments and Contingencies
Oklahoma Lead Litigation
     Gold Fields Mining, LLC (“Gold Fields”), one of the Company’s subsidiaries, is a dormant, non-coal producing entity that was previously managed and owned by Hanson PLC, a predecessor owner of the Company. In a February 1997 spin-off, Hanson PLC transferred ownership of Gold Fields to the Company, despite the fact that Gold Fields had no ongoing operations and the Company had no prior involvement in its past operations. The Company has agreed to indemnify a former affiliate of Gold Fields for certain claims. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950s and mined, in accordance with lease agreements and permits, approximately 1.5% of the total amount of the ore mined in the county.
     Gold Fields and two other companies are defendants in two class action lawsuits. The plaintiffs have asserted claims predicated on allegations of intentional lead exposure by the defendants and are seeking compensatory damages, punitive damages and the implementation of medical monitoring and relocation programs for the affected individuals. Gold Fields is also a defendant, along with other companies, in several personal injury lawsuits involving over 50 children, arising out of the same lead mill operations. Plaintiffs in these actions are seeking compensatory and punitive damages for alleged personal injuries from lead exposure. In December 2003, the Quapaw Indian tribe and certain Quapaw land owners filed a class action lawsuit against Gold Fields and five other companies. The plaintiffs are seeking compensatory and punitive damages based on a variety of theories. Gold Fields has filed a third-party complaint against the United States, and other parties. In February 2005, the state of Oklahoma on behalf of itself and several other parties sent a notice to Gold Fields and other companies regarding a possible natural resources damage claim. All of the lawsuits are pending in the U.S. District Court for the Northern District of Oklahoma.
     The outcome of litigation and these claims are subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any potential loss cannot be reasonably estimated. However, the Company believes this matter is likely to be resolved without a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
     On February 9, 2005, the U.S. District Court for the District of Columbia granted a consent motion to stay the litigation until further order of the court. Peabody Western, the Navajo Nation, the Hopi Tribe and the owners of the power plants served by the suspended Black Mesa mine and the Kayenta mine are in mediation with respect to this litigation and other business issues.
     The outcome of litigation, or the current mediation, is subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any potential loss cannot be reasonably estimated. However, the Company believes this matter is likely to be resolved without a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Future of the Mohave Generating Station and Black Mesa Mine
     The Company had been supplying coal to the Mohave Generating Station pursuant to a long-term coal supply agreement through its Black Mesa Mine. The mine terminated operations on December 31, 2005, and the coal supply agreement expired on that date. As a part of the alternate dispute resolution referenced in the Navajo Nation litigation, Peabody Western has been participating in mediation with the owners of the Mohave Generating Station and the Navajo Generating Station and the two tribes to resolve the complex issues surrounding groundwater and other disputes involving the two generating stations. Resolution of these issues is critical to the operation of the Mohave Generating Station after December 31, 2005. There is no assurance that these issues will be resolved and even if they are resolved, the operator of the Mohave Generating Station has stated that the plant is not expected to resume operations until 2010. The Mohave plant was the sole customer of the Black Mesa Mine, which sold 4.6 million tons of coal in 2005. During 2005, the mine generated $29.8 million of Adjusted EBITDA, which represented 3.4% of the Company’s total 2005 Adjusted EBITDA of $870.4 million.
Salt River Project Agricultural Improvement and Power District — Mine Closing and Retiree Health Care
     Salt River Project and the other owners of the Navajo Generating Station filed a lawsuit on September 27, 1996, in the Superior Court of Maricopa County in Arizona seeking a declaratory judgment that certain costs relating to final reclamation, environmental monitoring work and mine decommissioning and costs primarily relating to retiree health care benefits are not recoverable by the Company’s subsidiary, Peabody Western, under the terms of a coal supply agreement dated February 18, 1977. The contract expires in 2011. The trial court subsequently ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. The Company has recorded a receivable for mine decommissioning costs of $76.7 million and $74.2 million included in “Investments and other assets” in the condensed consolidated balance sheets at March 31, 2006 and December 31, 2005, respectively.
     The outcome of litigation is subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any potential loss cannot be reasonably estimated. However, the Company believes this matter is likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
West Virginia Flooding Litigation
     Three of the Company’s subsidiaries have been named in six separate complaints filed in Boone, Kanawha, Wyoming, and McDowell Counties, West Virginia seeking compensation for property damage and personal injury arising out of flooding that occurred in southern West Virginia during heavy rainstorms in July of 2001. These cases, along with approximately 50 similar cases not involving the Company’s subsidiaries, include approximately 3,500 plaintiffs and 77 defendants engaged in the extraction of natural resources. In the first quarter of 2006, the Company’s subsidiaries entered into a confidential settlement of these lawsuits, which did not have a material adverse impact on the Company’s financial condition, results of operations or cash flows. The Company’s insurance carrier has acknowledged the Company’s tender of these claims and the Company expects that the carrier will make the settlement payment when due.
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
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
     Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or its former affiliates. Gold Fields has been named a potentially responsible party (“PRP”) based on CERCLA at five sites, and claims have been asserted at 18 other sites. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site, as does Gold Fields’ estimated share of responsibility.
     The Company’s policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including the nature and extent of contamination, the timing, extent and method of the remedial action, changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. The Company also assesses the financial capability and proportional share of costs of other PRPs and, where allegations are based on tentative findings, the reasonableness of the Company’s apportionment. The Company has not anticipated any recoveries from insurance carriers in the estimation of liabilities recorded in its consolidated balance sheets. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above totaled $42.1 million at March 31, 2006 and $42.5 million at December 31, 2005, $23.2 million and $23.6 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In September 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRPs’ mining operations caused the Environmental Protection Agency (“EPA”) to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historic mining sites. Gold Fields has participated in the ongoing settlement discussions. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950s and mined, in accordance with lease agreements and permits, approximately 1.5% of the total amount of the ore mined in the county. Gold Fields believes it has meritorious defenses to these claims. Gold Fields is involved in other litigation in the Picher area, and the Company has agreed to indemnify one of the defendants in this litigation as discussed under the “Oklahoma Lead Litigation” caption above. Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than this provision.
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
     At March 31, 2006, purchase commitments for capital expenditures were approximately $140.9 million and federal coal reserve lease payments due over the next three years total $598.1 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(10) Guarantees
     In the normal course of business, the Company is a party to the following guarantees:
     The Company owns a 30.0% interest in a partnership that leases a coal export terminal from the Peninsula Ports Authority of Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of March 31, 2006, the Company’s maximum reimbursement obligation to the commercial bank is in turn supported by a letter of credit totaling $42.8 million.
     The Company has guaranteed the performance of Asset Management Group (“AMG”) under its coal purchase contract with a third party, which has terms extending through December 31, 2006. Default occurs if AMG does not deliver specified monthly tonnage amounts to the third party. In the event of a default, the Company would assume AMG’s obligation to ship coal at agreed prices for the remaining term of the contract. As of March 31, 2006, the maximum potential future payments under this guarantee are approximately $3.0 million, based on recent spot coal prices. As a matter of recourse in the event of a default, the Company has access to cash held in escrow and the ability to trigger an assignment of AMG’s assets to the Company. Based on these recourse options and the remote probability of non-performance by AMG due to its prior operating history, the Company has valued the liability associated with the guarantee at zero.
     As part of arrangements through which the Company obtains exclusive sales representation agreements with small coal mining companies (the “Counterparties”), the Company issued financial guarantees on behalf of the Counterparties. These guarantees facilitate the Counterparties’ efforts to obtain bonding or financing. The Company also guaranteed bonding for a partnership in which it formerly held an interest as part of an exchange in which the Company obtained strategic Illinois Basin coal reserves. The total amount guaranteed by the Company was $6.3 million, and the fair value of the guarantees recognized as a liability was $0.4 million as of March 31, 2006. The Company’s obligations under the guarantees extend to September 2015. In March 2006, the Company issued a guarantee for certain equipment lease arrangements on behalf of one of the sales representation parties with maximum potential future payments totaling $3.3 million and with lease terms that extend to April 2010. The Company has multiple recourse options in the event of default, including the ability to assume the lease and procure use of the equipment or to settle the lease and take title to the assets. If default occurs, the Company has the ability and intent to exercise its recourse options, so the liability associated with the guarantee has been valued at zero.
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
     The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries, and substantially all of the Company’s subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments. Supplemental guarantor/non-guarantor financial information is provided in Note 11.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(11) Supplemental Guarantor/Non-Guarantor Financial Information
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
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Quarter Ended March 31, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,065,989	$272,388	$(26,567)	$1,311,810
Costs and expenses:
Operating costs and expenses	(4,950)	835,630	218,229	(26,567)	1,022,342
Depreciation, depletion and amortization	—	71,727	9,237	—	80,964
Asset retirement obligation expense	—	7,005	210	—	7,215
Selling and administrative expenses	4,546	41,305	675	—	46,526
Other operating (income) loss:
Net gain on disposal of assets	—	(9,015)	(211)	—	(9,226)
(Income) loss from equity affiliates	—	150	(7,402)	—	(7,252)
Interest expense	40,092	15,502	3,589	(31,783)	27,400
Interest income	(5,902)	(20,979)	(7,508)	31,783	(2,606)

Income (loss) before income taxes and minority interests	(33,786)	124,664	55,569	—	146,447
Income tax provision (benefit)	(9,724)	9,809	11,481	—	11,566
Minority interests	—	5,295	(636)	—	4,659

Net income (loss)	$(24,062)	$109,560	$44,724	$—	$130,222

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Quarter Ended March 31, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$898,848	$197,820	$(19,188)	$1,077,480
Costs and expenses:
Operating costs and expenses	(2,883)	755,402	179,648	(19,188)	912,979
Depreciation, depletion and amortization	—	68,957	6,996	—	75,953
Asset retirement obligation expense	—	8,761	434	—	9,195
Selling and administrative expenses	596	36,797	367	—	37,760
Other operating (income) loss:
Net (gain) loss on disposal of assets	—	(31,131)	9	—	(31,122)
Income from equity affiliates	—	(3,148)	(4,940)	—	(8,088)
Interest expense	37,448	14,071	5,522	(31,485)	25,556
Interest income	(4,922)	(21,742)	(6,194)	31,485	(1,373)

Income (loss) before income taxes and minority interests	(30,239)	70,881	15,978	—	56,620
Income tax provision (benefit)	(11,112)	14,762	774	—	4,424
Minority interests	—	306	—	—	306

Net income (loss)	$(19,127)	$55,813	$15,204	$—	$51,890

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$346,600	$(216)	$3,776	$—	$350,160
Accounts receivable, net	2,508	44,523	191,836	—	238,867
Inventories	—	144,287	30,762	—	175,049
Assets from coal trading activities	—	77,638	—	—	77,638
Deferred income taxes	—	9,027	—	—	9,027
Other current assets	23,731	44,958	6,478	—	75,167

Total current assets	372,839	320,217	232,852	—	925,908
Property, plant, equipment and mine development — at cost	—	6,330,808	800,246	—	7,131,054
Less accumulated depreciation, depletion and amortization	—	(1,651,334)	(94,549)	—	(1,745,883)
Investments and other assets	5,130,359	151,314	61,848	(5,027,227)	316,294

Total assets	$5,503,198	$5,151,005	$1,000,397	$(5,027,227)	$6,627,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$11,250	$65,484	$1,172	$—	$77,906
Payables and notes payable to affiliates, net	1,897,564	(2,405,336)	507,772	—	—
Liabilities from coal trading activities	—	63,655	—	—	63,655
Accounts payable and accrued expenses	23,220	658,611	110,578	—	792,409

Total current liabilities	1,932,034	(1,617,586)	619,522	—	933,970
Long-term debt, less current maturities	1,293,149	37,710	1,667	—	1,332,526
Deferred income taxes	14,189	205,286	12,194	—	231,669
Other noncurrent liabilities	38,640	1,911,424	7,255	—	1,957,319

Total liabilities	3,278,012	536,834	640,638	—	4,455,484
Minority interests	—	13,344	(551)	—	12,793
Stockholders’ equity	2,225,186	4,600,827	360,310	(5,027,227)	2,159,096

Total liabilities and stockholders’ equity	$5,503,198	$5,151,005	$1,000,397	$(5,027,227)	$6,627,373

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Supplemental Condensed Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$494,232	$2,500	$6,546	$—	$503,278
Accounts receivable, net	4,260	78,544	138,737	—	221,541
Inventories	—	329,116	60,655	—	389,771
Assets from coal trading activities	—	146,596	—	—	146,596
Deferred income taxes	—	9,027	—	—	9,027
Other current assets	21,817	23,347	9,267	—	54,431

Total current assets	520,309	589,130	215,205	—	1,324,644
Property, plant, equipment and mine development — at cost	—	6,081,631	723,933	—	6,805,564
Less accumulated depreciation, depletion and amortization	—	(1,541,834)	(86,022)	—	(1,627,856)
Investments and other assets	4,971,500	302,450	53,087	(4,977,383)	349,654

Total assets	$5,491,809	$5,431,377	$906,203	$(4,977,383)	$6,852,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,625	$11,034	$926	$—	$22,585
Payables and notes payable to affiliates, net	1,875,361	(2,346,153)	470,792	—	—
Liabilities from coal trading activities	—	132,373	—	—	132,373
Accounts payable and accrued expenses	24,560	732,317	111,088	—	867,965

Total current liabilities	1,910,546	(1,470,429)	582,806	—	1,022,923
Long-term debt, less current maturities	1,312,521	69,014	1,386	—	1,382,921
Deferred income taxes	12,903	304,740	20,845	—	338,488
Other noncurrent liabilities	11,282	1,908,158	7,217	—	1,926,657

Total liabilities	3,247,252	811,483	612,254	—	4,670,989
Minority interests	—	1,946	604	—	2,550
Stockholders’ equity	2,244,557	4,617,948	293,345	(4,977,383)	2,178,467

Total liabilities and stockholders’ equity	$5,491,809	$5,431,377	$906,203	$(4,977,383)	$6,852,006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Quarter Ended March 31, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(46,395)	$48,042	$47,405	$49,052

Cash Flows from Investing Activities
Additions to property, plant, equipment and mine development	—	(69,939)	(17,520)	(87,459)
Federal coal lease expenditures	—	—	(59,829)	(59,829)
Additions to advance mining royalties	—	(2,250)	—	(2,250)
Acquisitions, net	—	(44,538)	—	(44,538)
Proceeds from disposal of assets	—	11,071	417	11,488

Net cash used in investing activities	—	(105,656)	(76,932)	(182,588)

Cash Flows from Financing Activities
Payments of long-term debt	(2,500)	(10,183)	(223)	(12,906)
Proceeds from stock options exercised	6,051	—	—	6,051
Tax benefit related to stock options exercised	13,096	—	—	13,096
Proceeds from employee stock purchases	1,772	—	—	1,772
Distributions to minority interests	—	(1,000)	—	(1,000)
Dividends paid	(15,869)	—	—	(15,869)
Common stock repurchase	(11,476)	—	—	(11,476)
Proceeds from long-term debt	—	—	750	750
Transactions with affiliates, net	(92,311)	66,081	26,230	—

Net cash provided by (used in) financing activities	(101,237)	54,898	26,757	(19,582)

Net decrease in cash and cash equivalents	(147,632)	(2,716)	(2,770)	(153,118)
Cash and cash equivalents at beginning of period	494,232	2,500	6,546	503,278

Cash and cash equivalents at end of period	$346,600	$(216)	$3,776	$350,160

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Quarter Ended March 31, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(60,981)	$139,021	$19,887	$97,927

Cash Flows from Investing Activities
Additions to property, plant, equipment and mine development	—	(36,108)	(10,842)	(46,950)
Federal coal lease expenditures	—	—	(63,540)	(63,540)
Purchase of mining assets	—	(56,500)	—	(56,500)
Additions to advance mining royalties	—	(3,130)	(5)	(3,135)
Proceeds from disposal of assets	—	47,728	3	47,731

Net cash used in investing activities	—	(48,010)	(74,384)	(122,394)

Cash Flows from Financing Activities
Payments of long-term debt	(1,250)	(10,638)	(341)	(12,229)
Proceeds from stock options exercised	12,331	—	—	12,331
Proceeds from employee stock purchases	1,350	—	—	1,350
Increase of securitized interests in accounts receivable	—	—	25,000	25,000
Distributions to minority interests	—	(624)	—	(624)
Dividends paid	(9,772)	—	—	(9,772)
Transactions with affiliates, net	56,465	(81,993)	25,528	—

Net cash provided by (used in) financing activities	59,124	(93,255)	50,187	16,056

Net decrease in cash and cash equivalents	(1,857)	(2,244)	(4,310)	(8,411)
Cash and cash equivalents at beginning of period	373,066	3,496	13,074	389,636

Cash and cash equivalents at end of period	$371,209	$1,252	$8,764	$381,225

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
     Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:
•	growth of domestic and international coal and power markets;

•	coal’s market share of electricity generation;

•	prices of fuels which compete with or impact coal usage, such as oil or natural gas;

•	future worldwide economic conditions;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	weather;

•	transportation performance and costs, including demurrage;

•	ability to renew sales contracts;

•	successful implementation of business strategies;

•	legislation, regulations and court decisions;

•	new environmental requirements affecting the use of coal including mercury and carbon dioxide related limitations;

•	variation in revenues related to synthetic fuel production;

•	changes in postretirement benefit and pension obligations;

•	negotiation of labor contracts, employee relations and workforce availability;

•	availability and costs of credit, surety bonds and letters of credit;

•	the effects of changes in currency exchange rates;

•	price volatility and demand, particularly in higher-margin products and in our trading and brokerage businesses;

•	risks associated with customer contracts, including credit and performance risk;

•	availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	reductions of purchases by major customers;

•	geology, equipment and other risks inherent to mining;

•	terrorist attacks or threats;

•	performance of contractors, third party coal suppliers or major suppliers of mining equipment or supplies;

•	replacement of coal reserves;

•	risks associated with our BTU conversion or generation development initiatives;

•	implementation of new accounting standards and Medicare regulations;

•	inflationary trends, including those impacting materials used in our business;

•	the effect of interest rate changes;

•	litigation, including claims not yet asserted;

•	the effects of acquisitions or divestitures;

•	impacts of pandemic illness;

•	changes to contribution requirements to multi-employer benefit funds; and

•	other factors, including those discussed in “Legal Proceedings.”
     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (“SEC”) filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 1A, Risk Factors of our 2005 Annual Report on Form 10-K. We do not undertake any obligation to update these statements, except as required by federal securities laws.
Overview
     We are the largest private sector coal company in the world, with majority interests in 34 active coal operations located throughout all major U.S. coal producing regions and internationally in Australia. In the first quarter of 2006, we sold 61.4 million tons of coal. In 2005, we sold 239.9 million tons of coal that accounted for an estimated 21.5% of all U.S. coal sales, and were more than 69% greater than the sales of our closest domestic competitor and 49% more than our closest international competitor. Based on Energy Information Administration (“EIA”) estimates, demand for coal in the United States was more than 1.1 billion tons in 2005. Domestic consumption of coal is expected to grow at a rate of 1.7% per year through 2030 when U.S. coal demand is forecasted to be 1.8 billion tons. The EIA expects demand for coal use at coal-to-liquids (“CTL”) plants to grow to 190 million tons by 2030. Coal-fueled generation is used in most cases to meet baseload electricity requirements, and coal use generally grows at the approximate rate of electricity growth, which is expected to average 1.6% annually through 2025. Coal production located west of the Mississippi River is projected to provide most of the incremental growth as Western production increases to an estimated 63% share of total production in 2030. In 2004, coal’s share of electricity generation was approximately 51%, a share that the EIA projects will grow to 57% by 2030.
     Our primary customers are U.S. utilities, which accounted for 87% of our sales in 2005. We typically sell coal to utility customers under long-term contracts (those with terms longer than one year). During 2005, approximately 90% of our sales were under long-term contracts. As of March 31, 2006, our unpriced volumes for 2006 were 5 to 10 million tons on expected production of 230 to 240 million tons and total sales of 255 to 265 million tons. As discussed more fully in Item 1A, Risk Factors, in our 2005 Annual Report on Form 10-K, our results of operations in the near term could be negatively impacted by poor weather conditions, unforeseen geologic conditions or equipment problems at mining locations, and by the availability of transportation for coal shipments. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves, find replacement buyers for coal under contracts with comparable terms to existing contracts, or the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation. In the past, we have achieved production levels that are relatively consistent with our projections.
     We conduct business through four principal operating segments: Western U.S. Mining, Eastern U.S. Mining, Australian Mining, and Trading and Brokerage. Our Western U.S. Mining operations consist of our Powder River Basin, Southwest and Colorado operations, and our Eastern U.S. Mining operations consist of our Appalachia and Midwest operations. The principal business of the Western U.S. Mining segment is the mining, preparation and sale of steam coal, sold primarily to electric utilities. The principal business of the Eastern U.S. Mining segment is the mining, preparation and sale of steam coal, sold primarily to electric utilities, as well as the mining of some metallurgical coal, sold to steel and coke producers.
     Geologically, Western operations mine bituminous and subbituminous coal deposits and Eastern operations mine bituminous coal deposits. Our Western U.S. Mining operations are characterized by predominantly surface extraction processes, lower sulfur content and Btu of coal, and higher customer transportation costs (due to longer shipping distances). Our Eastern U.S. Mining operations are characterized by predominantly underground extraction processes, higher sulfur content and Btu of coal, and lower customer transportation costs (due to shorter shipping distances).

     Australian Mining operations are characterized by both surface and underground extraction processes, mining primarily low-sulfur, high Btu coal sold to an international customer base. Metallurgical coal is produced primarily from two of our Australian mines and two of our U.S. mines. Metallurgical coal is approximately 4% of our total sales volume and approximately 2% of U.S. sales volume.
     We own a 25.5% interest in Carbones del Guasare, which owns and operates the Paso Diablo Mine in Venezuela. The Paso Diablo Mine produces approximately 6 to 8 million tons of steam coal annually for export to the United States and Europe. Each of our mining operations is described in Item 1, Business, of our 2005 Annual Report on Form 10-K.
     In addition to our mining operations, which comprised 85% of revenues in 2005, we also generate revenues from brokering and trading coal (15% of revenues), and by realizing value from our vast natural resource position by selling non-core land holdings and mineral interests to generate additional cash flows as well as other ventures described below.
     We continue to pursue the development of coal-fueled generating projects in areas of the U.S. where electricity demand is strong and where there is access to land, water, transmission lines and low-cost coal. The projects involve mine-mouth generating plants using our surface lands and coal reserves. Our ultimate role in these projects could take numerous forms, including, but not limited to equity partner, contract miner or coal lessor. The projects we are currently pursuing are as follows: the 1,500-megawatt Prairie State Energy Campus in Washington County, Illinois; the 1,500-megawatt Thoroughbred Energy Campus in Muhlenberg County, Kentucky; and the 300-megawatt Mustang Energy Campus near Grants, New Mexico. The plants, assuming all necessary permits and financing are obtained and following selection of partners and sale of a majority of the output of each plant, could be operational following a four-year construction phase. In April 2006, we received a decision affirming the air permit for our Thoroughbred Energy Campus. This milestone allows us to continue advancing the development of that campus.
     During 2005, we engaged in several BTU conversion projects which are designed to expand the uses of coal through various technologies. We are a founding member of the FutureGen Industrial Alliance, a non-profit company that is partnering with the U.S. Department of Energy to facilitate the design, construction and operation of the world’s first near-zero emission coal-fueled power plant. FutureGen is expected to demonstrate advanced coal-based technologies to generate electricity and also produce hydrogen to power fuel cells for transportation and other energy needs. The technology is also expected to integrate the capture of carbon emissions with carbon sequestration, helping to address the issue of climate change as energy demand continues to grow worldwide. We also entered into an agreement to acquire a 30% interest in Econo-Power International Corporation (“EPIC™”), which owns and markets modular coal gasifiers for industrial applications. The EPIC Clean Coal Gasification System™ uses air-blown gasifiers to convert coal into a synthetic gas that is ideal for industrial applications. We are in discussions with ArcLight Capital Partners, LLC to advance project development of a commercial-scale coal gasification project in Illinois that would transform coal into pipeline-quality synthetic natural gas. The initial project would be designed with ConocoPhillips’ “E-Gas™” Technology. When completed, the plant would be one of the largest coal-to-natural-gas plants in the United States and would require at least three million tons of Illinois Basin coal per year to fuel two gasifier trains that could produce more than 35 billion cubic feet of synthetic natural gas annually.
     Effective January 1, 2006, Gregory H. Boyce became our President and Chief Executive Officer after we completed an orderly succession planning process. Irl F. Engelhardt, our former Chief Executive Officer, remains employed as Chairman of the Board.

     Effective February 22, 2006, we implemented a two-for-one stock split on all shares of our common stock. All share and per share amounts in this quarterly report on Form 10-Q reflect this split. In July 2005, our Board of Directors authorized a share repurchase program of up to 5% of the outstanding shares of our common stock. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. In March 2006, we purchased 250,000 of our common shares at a cost of $11.5 million. On January 23, 2006, our Board of Directors authorized a 26% increase in our dividend, to $0.06 per share, to shareholders of record on February 7, 2006.
Results of Operations
Adjusted EBITDA
     The discussion of our results of operations below includes references to, and analysis of our segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles, in Note 8 to our unaudited condensed consolidated financial statements.
Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005
Summary
     Our first quarter 2006 revenues of $1.31 billion increased 21.7% over the first quarter of the prior year. Revenues were driven higher by improved pricing in nearly all of our mining operations as well as demand-driven increases in volumes in the Powder River Basin and Midwest. For the quarter, Segment Adjusted EBITDA of $324.3 million was a 56.3% increase over the prior year, primarily due to increases in sales prices at our U.S. and Australian Mining Operations. Net income was $130.2 million in 2006, or $0.48 per share, an increase of 151.0% over 2005 net income of $51.9 million, or $0.19 per share.
     Our 2006 results were impacted by the opening of one new mine and the expansion of an existing mine in the Midwest in late 2005, both of which were developed from reserves acquired in the first quarter of 2005, and one new mine in Australia, of which we own a 62.5% interest. Also impacting our 2006 results are the termination of operations at our Black Mesa and Seneca mines, which occurred in late 2005.
Tons Sold
     The following table presents tons sold by operating segment for the quarters ended March 31, 2006 and 2005:

	Quarter Ended March 31,		Increase (Decrease)
	2006	2005	Tons	%
		(Tons in millions)
Western U.S. Mining Operations	39.8	38.7	1.1	2.8%
Eastern U.S. Mining Operations	13.7	13.0	0.7	5.4%
Australian Mining Operations	1.9	2.0	(0.1)	(5.0%)
Trading & Brokerage Operations	6.0	5.4	0.6	11.1%

Total	61.4	59.1	2.3	3.9%

Revenues
     The following table presents revenues for the quarters ended March 31, 2006 and 2005:

	Quarter Ended	Quarter Ended	Increase
	March 31,	March 31,	to Revenues
	2006	2005	$	%
	(Dollars in thousands)
Sales	$1,288,906	$1,062,521	$226,385	21.3%
Other revenues	22,904	14,959	7,945	53.1%

Total revenues	$1,311,810	$1,077,480	$234,330	21.7%

     In the first quarter of 2006, our revenues were $1.31 billion, increasing by $234.3 million, or 21.7%, compared to prior year. This increase in revenues was primarily caused by demand-driven increases to sales prices in all regions, but particularly in the metallurgical coal markets of Appalachia and Australia.
     Sales increased 21.3% to $1.29 billion in 2006, reflecting increases in every operating segment. Western U.S. Mining sales increased $27.7 million, Eastern U.S. Mining sales were $89.0 million higher, sales in Australian Mining improved $49.7 million and sales from our brokerage operations increased $60.0 million. Sales increased on improved pricing in every operating segment and through higher volumes in our Powder River Basin operations and our international brokerage business. Our average sales price per ton increased 15.3% in the first quarter of 2006 compared to the prior year due to increased demand for all of our coal products, but particularly in the regions where we produce metallurgical coal. Prices for metallurgical coal and our ultra-low sulfur Powder River Basin coal have been the subject of increasing demand. We sell metallurgical coal from our Eastern U.S. and Australian Mining operations. We sell ultra-low sulfur Powder River Basin coal from our Western U.S. Mining operations.
     The increase in Eastern U.S. Mining operations’ sales was primarily due to improved pricing for both steam and metallurgical coal from the region. Sales in Appalachia increased $38.4 million, or 18.5% and sales in the Midwest increased $50.6 million, or 24.2%. On average, prices in our Eastern U.S. Mining operations increased 14.5% to $37.47 per ton and, as discussed above, were mainly driven by increases in metallurgical coal prices. Production increased in the Midwest mainly due to the newly developed mines mentioned above. First quarter 2006 production in Appalachia was lower than prior year due to a longwall move and the development of a metallurgical mine in the region, which extended from late 2005 to February 2006. Sales increased in our Western U.S. Mining operations due to higher demand-driven prices and volumes at our Powder River Basin operations, partially offset by the impacts of the termination of operations at our Black Mesa and Seneca mines in late 2005. Overall, prices in our Western U.S. Mining operations increased 3.8% to $10.86 per ton. In the West, sales increased mainly in the Powder River Basin, which improved $46.5 million due to increased sales prices and volumes. Powder River Basin production and sales volumes were up as a result of increasingly strong demand for the mines’ low-sulfur product, which continues to expand its market area geographically. Powder River Basin operations overcame railroad service disruptions caused by ongoing operational issues on the main shipping line out of the basin in early 2006. Sales from our Australian Mining operations were $49.7 million, or 48.2%, higher than in 2005. The increase in Australian sales was due primarily to a 63.4% increase in per ton sales prices to $82.88 per ton, largely due to higher international metallurgical coal prices. Brokerage operations’ sales increased $60.0 million in 2006 compared to prior year due to an increase in average per ton prices and higher international brokerage volumes.
     Other revenues increased $7.9 million, or 53.1%, compared to prior year primarily due to proceeds from the buy-out of a coal purchase contract and higher trading results.

Segment Adjusted EBITDA
     Our total segment Adjusted EBITDA was $324.3 million for the first quarter of 2006, compared with $207.4 million in the prior year, detailed as follows.

			Increase to
	Quarter Ended	Quarter Ended	Segmented Adjusted
	March 31,	March 31,	EBITDA
	2006	2005	$	%
	(Dollars in thousands)
Western U.S. Mining Operations	$127,793	$120,425	$7,368	6.1%
Eastern U.S. Mining Operations	132,544	94,806	37,738	39.8%
Australian Mining Operations	47,756	14,086	33,670	239.0%
Trading and Brokerage Operations	16,179	(21,868)	38,047	n/a

Total Segment Adjusted EBITDA	$324,272	$207,449	$116,823	56.3%

     Adjusted EBITDA from our Western U.S. Mining operations increased $7.4 million during 2006 due to a margin per ton increase of $0.09, or 2.9%, and a sales volume increase of 1.1 million tons. The increase in Adjusted EBITDA was driven by our Powder River Basin operations, which improved by $12.6 million and earned 10.7% higher per ton margins while increasing volumes 7.2% in response to greater demand for our low-sulfur products. Improved revenues overcame increased unit costs that resulted from higher fuel costs, lower than anticipated volume due to rail difficulties and an increase in revenue-based royalties and production taxes. The improvements in the Powder River Basin helped overcome decreases in Adjusted EBITDA of $5.6 million related to our Colorado operations due to temporary geological issues and cost increases for power and labor. Adjusted EBITDA for our Southwest operations were similar to prior year results, but reflected improved results from higher volumes at two of our mines offset by lower volumes due to the termination of operations at the Black Mesa Mine in late 2005.
     Eastern U.S. Mining operations’ Adjusted EBITDA increased $37.7 million, or 39.8%, compared to prior year primarily due to an increase in margin per ton of $2.35, or 32.2%. Appalachia operations’ Adjusted EBITDA increased $17.4 million, or 31.1%, as a result of sales price increases, partially offset by lower production at three of our mines due to a longwall move at one mine and geologic issues at the other two. Results in our Midwest operations were improved $20.3 million, or 52.2%, compared to prior year as benefits of higher volumes, product mix and prices were partially offset by higher costs due to higher fuel and explosives costs. The first quarter 2006 results also included $8.9 million of income from a settlement related to customer billings regarding coal quality.
     Our Australian Mining operations’ Adjusted EBITDA increased $33.7 million in the current year, a 239.0% increase compared to prior year due to an increase of $18.97, or 274.9%, in margin per ton partially offset by a slight decrease in tons sold. Our Australian operations produce mostly (75% to 85%) high margin metallurgical coal. While current margins benefited from strong metallurgical coal sales prices, margin growth was limited by the impact of higher costs due to geological problems at our underground mine. Lower volumes also negatively impacted Adjusted EBITDA in 2006 due to shipping delays late in the quarter caused by cyclones.
     Trading and Brokerage operations’ Adjusted EBITDA increased $38.0 million from the prior year. In 2005, we recognized a loss associated with the failure of a coal supplier to ship under a coal supply agreement in the first quarter of 2005 (see Note 2). In 2006, trading and brokerage results reflect improved brokerage margins and increased volumes.

Income Before Income Taxes And Minority Interests

	Quarter Ended	Quarter Ended	Increase (Decrease) to
	March 31,	March 31,	Income
	2006	2005	$	%
		(Dollars in thousands)
Total Segment Adjusted EBITDA	$324,272	$207,449	$116,823	56.3%
Corporate and Other Adjusted EBITDA	(64,852)	(41,498)	(23,354)	(56.3)%
Depreciation, depletion and amortization	(80,964)	(75,953)	(5,011)	(6.6)%
Asset retirement obligation expense	(7,215)	(9,195)	1,980	21.5%
Interest expense	(27,400)	(25,556)	(1,844)	(7.2)%
Interest income	2,606	1,373	1,233	89.8%

Income before income taxes and minority interests	$146,447	$56,620	$89,827	158.6%

     Income before income taxes and minority interests of $146.4 million for the current year is $89.8 million, or 158.6%, higher than prior year primarily due to improved segment Adjusted EBITDA as discussed above. Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income from our Venezuelan joint venture, net gains on asset disposals, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development, BTU conversion, and resource management. The $23.4 million increase in Corporate and Other Adjusted EBITDA (net expense) in 2006 compared to 2005 was largely due to lower gains on asset sales and higher selling and administrative costs. Lower net gains on asset sales in 2006 primarily related to a $31.1 million gain on the sale of Penn Virginia Resource Partners, L.P. (“PVR”) units in 2005. Selling and administrative expenses increased by $8.8 million primarily related to accruals for higher long-term performance-based incentive plans, the expensing of stock options required in the first quarter of 2006 and higher outside service costs primarily related to a significant upgrade in our enterprise resource planning system. To support continued growth and globalization of our businesses, we are converting our existing information systems across the major business processes to an integrated information technology system provided by SAP AG. The project began in the first quarter of 2006 and is expected to be completed in approximately two years. These increased costs compared to 2005 were partially offset by higher equity income of $2.5 million from our 25.5% interest in Carbones del Guasare and by lower costs associated with our suspended mine operations.
     Depreciation, depletion and amortization increased $5.0 million in 2006 due to higher production and capital expenditures and lower amortization in 2006 of contract liabilities recorded as part of 2004 acquisitions.
Net Income

	Quarter Ended	Quarter Ended	Increase (Decrease) to
	March 31,	March 31,	Income
	2006	2005	$	%
		(Dollars in thousands)
Income before income taxes and minority interests	$146,447	$56,620	$89,827	158.6%

Income tax provision	(11,566)	(4,424)	(7,142)	(161.4)%
Minority interests	(4,659)	(306)	(4,353)	(1,422.5)%

Net income	$130,222	$51,890	$78,332	151.0%

     Net income increased $78.3 million compared to the first quarter of 2005 due to the increase in income before income taxes and minority interests discussed above, partially offset by an increase in the income tax provision and minority interests. The increase in the income tax provision in 2006 is primarily a result of higher pre-tax income. Minority interests increased as a result of acquiring additional interest in a joint venture near the end of the first quarter of 2006.
Outlook
Events Impacting Near-Term Operations
     Shipments from our Powder River Basin mines were impacted in the first quarter of 2006 by rail service disruptions related to ongoing operating issues in February and March. Rail carriers are expected to continue in-depth maintenance on their track beginning in the second quarter. We expect higher shipment levels from our PRB operations in 2006 compared with 2005, but are cautious about our ability to reach maximum shipment levels.
     Our North Goonyella Mine in Australia has experienced difficult geologic conditions and experienced a roof fall that interrupted production for portions of late 2005 and the first quarter of 2006. Installation of new longwall equipment to maximize operating performance under these adverse geologic conditions has been delayed by one month and is expected to be finalized in May 2006. Shipments in the first quarter of 2006 were also delayed due to two cyclones in Eastern Australia. In May 2005, port authorities implemented a reduced port allocation that is aimed at improving the loading of vessels and reducing demurrage at the main port for our Australian coal operations. Although port congestion has been reduced, demurrage costs and unpredictable timing of vessel loading could continue to impact future results.
Outlook Overview
     Our outlook for the coal markets remains positive. We believe strong coal markets will continue worldwide, driven by growth in the U.S., Asia and other industrialized economies that are increasing coal demand. The U.S. economy grew at an annual rate of 3.5% in 2005 as reported by the U.S. Commerce Department, and China’s economy grew 10.2% in the first quarter of 2006 as published by the National Bureau of Statistics of China. The U.S. Department of Energy’s National Energy Technology Laboratory reported that 140 coal-fueled generating plants have been announced or are in development in 41 states, the most at any time since the 1970s.
     Strong demand for coal and coal-based electricity generation in the U.S. is being driven by the growing economy, low customer stockpiles, capacity constraints of nuclear generation and high prices of natural gas and oil. At March 31, 2006, customer stockpiles remained below average, and both natural gas and oil prices remained at high levels. Natural gas prices exited a very mild winter at forward prices of $7 to $10 per million Btu, and world oil and gas production struggles to keep pace with demand. The U.S. Energy Information Administration (“EIA”) projects that the high price of oil will lead to an increase in demand for unconventional sources of transportation fuel, including coal-to-liquids (“CTL”), and that coal will increase its share as a fuel for generation of electricity.
     Demand for Powder River Basin coal is increasing, particularly for our ultra-low sulfur products. The Powder River Basin represents more than half of our production, and the published reference price for high-Btu, ultra-low sulfur Powder River Basin coal has increased substantially in the past year. We control approximately 3.5 billion tons of proven and probable reserves in the Southern Powder River Basin and we sold 34.0 million tons of coal from this region in the first quarter of 2006, an increase of 7.2% over the same period in the prior year.
     Metallurgical coal continues to sell at a significant premium to steam coal, and metallurgical markets remain strong as global steel production grew 5.4% in the first quarter of 2006. We expect to capitalize on the strong global market for metallurgical coal primarily through production and sales of metallurgical coal from our Appalachia operations and our Australian operations. In response to growing international markets, we are establishing a European trading desk.

     We are targeting 2006 production of 230 million to 240 million tons and total sales volume of 255 million to 265 million tons, including 12 to 14 million tons of metallurgical coal. As of March 31, 2006, our unpriced volumes for produced tonnage were 5 to 10 million tons, 70 to 80 million tons and 135 to 145 million tons for 2006, 2007 and 2008, respectively.
     Management expects strong market conditions and operating performance to overcome external cost pressures, geologic conditions and uncertain port and rail performance. We are experiencing increases in operating costs related to fuel, explosives, steel, tires, contract mining and healthcare, and have taken measures to mitigate the increases in these costs. In addition, historically low long-term interest rates also have a negative impact on expenses related to our actuarially determined, employee-related liabilities. We may also encounter poor geologic conditions, lower third party contract miner or brokerage source performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See “Cautionary Notice Regarding Forward-Looking Statements” for additional considerations regarding our outlook.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and financing transactions, including the sale of our accounts receivable (through our securitization program). Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations as well as planned acquisitions. Our ability to pay dividends, service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. Future dividends, among other things, are subject to limitations imposed by our 6.875% Senior Notes, 5.875% Senior Notes and Senior Secured Credit Facility covenants. We expect to fund all of our capital expenditure requirements with cash generated from operations, and during 2005 and the first quarter of 2006 have had no borrowings outstanding under our $900.0 million revolving line of credit, which we use primarily for standby letters of credit. This provides us with available borrowing capacity ($490.1 million as of March 31, 2006) to use to fund strategic acquisitions or meet other financing needs. We were in compliance with all of the covenants of the Senior Secured Credit Facility, the 6.875% Senior Notes and the 5.875% Senior Notes as of March 31, 2006.
     Net cash provided by operating activities was $49.1 million in the first quarter of 2006 compared to $97.9 million in the first quarter of 2005. The decrease was primarily related to the timing of working capital needs partially offset by stronger operational performance in 2006.
     Net cash used in investing activities was $182.6 million during the first quarter of 2006 compared to $122.4 million used in 2005. The increase reflects higher capital expenditures, the acquisition of an additional interest in a joint venture, and lower proceeds from the disposal of assets in 2006. The additional capital expenditures included longwall equipment and mine development at our Australian mines, longwall replacement at our Twentymile mine, the opening of new mines and upgrading of existing mines in the Midwest and Appalachia, and the purchase of expansion equipment. Many of these projects began in the fourth quarter of 2005. In the first quarter of 2005, we acquired mining assets, including 70 million tons of Illinois and Indiana coal reserves, surface properties and equipment, from Lexington Coal Company for $61.0 million with cash used in investing activities including $56.5 million of the outlay as it related to reserves and equipment. Proceeds from the disposal of assets in 2005 primarily reflects the sale of our remaining 0.838 million PVR units, while the 2006 proceeds primarily reflect the sale of non-strategic land and coal reserves.
     Net cash used in financing activities was $19.6 million during the first quarter of 2006 compared to cash provided by financing activities of $16.1 million in the prior year. In 2006, we repurchased 250,000 shares of our common stock under a Board approved repurchase program, utilizing $11.5 million. The 2006 activity compared to 2005 reflects higher dividend payments of $6.1 million, lower proceeds from the exercise of stock options of $6.3 million, and a $13.1 million tax benefit related to stock option exercises included in financing activity based on the newly adopted accounting standard for share-based compensation (see “Newly Adopted Accounting Pronouncements” below for more discussion about the adoption of this standard). In 2005, this tax benefit related to stock option exercises was included in operating activities. The 2005 activity also reflects an increase in the usage of our accounts receivable securitization program by $25.0 million.
     In the first quarter of 2006, Moody’s Investor Services upgraded our corporate rating to Ba1 from Ba2 and the senior unsecured rating to Ba2 from Ba3, citing our leading coal reserve position, cost efficiency and profitability, financial policies, financial strength, business diversity and size. These security ratings reflect the views of the rating agency only. An explanation of the significance of these ratings may be obtained from the rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.
Contractual Obligations
     At March 31, 2006, we had $140.9 million of purchase obligations for capital expenditures and $598.1 million of obligations related to federal coal reserve lease payments. At March 31, 2006, total capital expenditures for 2006 are expected to range from $450 million to $525 million, excluding federal coal reserve lease payments. Approximately 60% of projected 2006 capital expenditures relates to replacement, improvement, or expansion of existing mines, particularly in Appalachia and the Midwest. Approximately $9 million of the expenditures relate to safety equipment that will be utilized to comply with recently issued federal and state regulations. The remainder of the expenditures relate to growth initiatives such as increasing capacity in the Powder River Basin. We anticipate funding these capital expenditures primarily through operating cash flow.
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
     In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit (“Conduit”). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. The securitization program is scheduled to expire in September 2009, and the maximum amount of undivided interests in accounts receivable that may be sold to the Conduit is $225.0 million. The securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit was $225.0 million as of March 31, 2006 and December 31, 2005.
     In March 2006, we issued a guarantee for certain equipment lease arrangements with maximum potential future payments totaling $3.3 million and with lease terms that extend to April 2010. There were no other material changes to our off-balance sheet arrangements during the quarter ended March 31, 2006. See Note 10 to our unaudited condensed consolidated financial statements included in this report for a discussion of our guarantees. All off-balance sheet arrangements are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report on Form 10-K.

Newly Adopted Accounting Pronouncements
     We adopted EITF Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry,” on January 1, 2006 and utilized the cumulative effect adjustment approach whereby a cumulative effect adjustment reduced retained earnings by $150.3 million, net of tax. EITF Issue No. 04-6 states “that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.” Advance stripping costs include those costs necessary to remove overburden above an unmined coal seam as part of the surface mining process and prior to the adoption were included as the “work-in-process” component of “Inventories” in the consolidated balance sheet. EITF Issue No. 04-6 and its interpretations require stripping costs incurred during a period to be attributed only to the inventory costs of the coal that is extracted during that same period, and therefore, advance stripping costs will no longer be included as a separate component of inventory.
     On January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” We used the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires that income tax benefits from stock options exercised be recorded as financing cash inflow and corresponding operating cash outflow (included with deferred income tax activity) on the statements of cash flows. The income tax benefit from stock option exercises during 2005 is included in operating cash flows, netted in deferred tax activity.
     Prior to January 1, 2006, we applied APB Opinion No. 25 and related interpretations in accounting for our stock option plans, as permitted under SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation cost was recognized for our stock option plans prior to December 31, 2005, as the exercise price was equal to the market price of our stock on the date of the option grants.
     For share-based payment instruments excluding restricted stock, we recognized $6.5 million (or $0.02 per diluted share) and $3.0 million (or $0.01 per diluted share) of expense, net of taxes, for the quarters ended March 31, 2006 and 2005, respectively. Had we applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” during the quarter ended March 31, 2006, we would have recognized $6.0 million (or $0.02 per diluted share) of expense, net of taxes. As a result, the adoption of SFAS No. 123(R) did not have a material impact on our results of operations during the quarter ended March 31, 2006. The Company used the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan share-based payments made before and after the adoption of SFAS No. 123(R). We began utilizing restricted stock as part of our equity-based compensation strategy in January 2005. Accounting for restricted stock awards was not changed by the adoption of SFAS 123(R). See Note 5 to our unaudited condensed consolidated financial statements for further discussion of our share-based compensation plans.

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
     We account for coal trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, options and swaps, at market value in our consolidated financial statements. Our trading portfolio included forwards at March 31, 2006 and December 31, 2005.
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
     During the three months ended March 31, 2006, the actual low, high and average values at risk for our coal trading portfolio were $0.7 million, $2.1 million and $1.4 million, respectively. As of March 31, 2006, the timing of the estimated future realization of the value of our trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2006	70%
2007	18%
2008	12%
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
Foreign Currency Risk
     We utilize currency forwards to hedge currency risk associated with anticipated Australian dollar expenditures. Our currency hedging program for 2006 involves hedging approximately 75% of our anticipated, non-capital Australian dollar-denominated expenditures. As of March 31, 2006, we had in place forward contracts designated as cash flow hedges with notional amounts outstanding totaling A$968.9 million of which A$354.9 million, A$348.0 million, A$221.0 million and A$45.0 million will expire in 2006, 2007, 2008, and 2009 respectively. Our current expectation for the remainder of 2006 non-capital, Australian dollar-denominated cash expenditures is approximately $475 million. A change in the Australian dollar/U.S. dollar exchange rate of US$0.01 (ignoring the effects of hedging) would result in an increase or decrease in our “Operating costs and expenses” of $6.3 million per year.
Interest Rate Risk
     Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we manage fixed rate debt as a percent of net debt through the use of various hedging instruments. As of March 31, 2006, after taking into consideration the effects of interest rate swaps, we had $835.4 million of fixed-rate borrowings and $542.8 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $5.4 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $50.7 million decrease in the estimated fair value of these borrowings.
Other Non-trading Activities
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 90% of our sales volume under long-term coal supply agreements during 2005 and 2004. As of March 31, 2006, we had 5 to 10 million tons, 70 to 80 million tons and 135 to 145 million tons for 2006, 2007 and 2008, respectively, of expected production (including steam and metallurgical coal production) available for sale or repricing at market prices. We have an annual metallurgical coal production capacity of 12 to 14 million tons.
     Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. To manage this risk, we use a combination of forward contracts with our suppliers and financial derivative contracts, primarily swap contracts with financial institutions. In addition, we utilize derivative contracts to hedge our commodity price exposure. As of March 31, 2006, we had derivative contracts outstanding that are designated as cash flow hedges of anticipated purchases of fuel and explosives.

     Notional amounts outstanding under fuel-related contracts, scheduled to expire through 2007, were 36.0 million gallons of heating oil and 18.3 million gallons of crude oil. In addition, we have previously secured fixed price contracts for 7.6 million gallons of fuel. Overall, we have fixed prices for approximately 57% of our anticipated diesel fuel requirements in 2006. We expect to consume 95 to 100 million gallons of fuel per year. On a per gallon basis, based on this usage, a change in fuel prices of one cent per gallon (ignoring the effects of hedging) would result in an increase or decrease in our operating costs of approximately $1 million per year. Alternatively, a one dollar per barrel change in the price of crude oil would increase or decrease our annual fuel costs (ignoring the effects of hedging) by approximately $2.3 million.
     Notional amounts outstanding under explosives-related swap contracts, scheduled to expire through 2008, were 1.5 million mmbtu of natural gas. We expect to consume 280,000 to 290,000 tons of explosives per year. Through our natural gas hedge contracts, we have fixed prices for approximately 14% of our anticipated explosives requirements for the remainder of 2006. Based on our expected usage, a change in natural gas prices of ten cents per mmbtu (ignoring the effects of hedging) would result in an increase or decrease in our operating costs of approximately $0.5 million per year.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Under the direction of the Chief Executive Officer and Executive Vice President and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2006 and has concluded that the disclosure controls and procedures were effective.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In July 2005, our Board of Directors authorized a share repurchase program of up to 5% of the then outstanding shares of our common stock, which are approximately 13.1 million shares. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. The table below sets forth information for share repurchases made by the company in the quarter ended March 31, 2006:

			Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares that May
	Shares	Price per	Announced	Yet Be Purchased
Period	Purchased	Share	Program	Under the Program
January 1 through January 31, 2006	—	—	—	13,105,563
February 1 through February 28, 2006	—	—	—	13,105,563
March 1 through March 31, 2006	250,000	$45.93	250,000	12,855,563

Total	250,000	$45.93	250,000

Item 6. Exhibits.
     See Exhibit Index at page 37 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION

Date: May 9, 2006	By:	/s/ RICHARD A. NAVARRE

Richard A. Navarre
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1 Registration Statement No. 333-55412).

3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of Peabody Energy Corporation (Incorporated by reference to Exhibit 3.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 8, 2005).

3.3	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

4.1	6 7/8% Senior Notes Due 2013 Eighth Supplemental Indenture, dated as of January 20, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 6, 2006).

4.2	5 7/8% Senior Notes Due 2016 Sixth Supplemental Indenture, dated as of January 20, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 6, 2006).

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Executive Vice President and Chief Financial Officer.

*	Filed herewith.