Form 10-Q
period 2006-06-30
PEABODY ENERGY CORP
filed 2006-08-07
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whet(her the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 264,388,448 shares of common stock with a par value of $0.01 per share outstanding at August 4, 2006.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005	2

	Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits	41

SIGNATURES

EXHIBIT INDEX

Certification of CEO Pursuant to Rule 13a-14(a)

Certification of EVP/CFO Pursuant to Rule 13a-14(a)

Certification of CEO Pursuant to 18 U.S.C. Section 1350

Certification of EVP/CFO Pursuant to 18 U.S.C. Section 1350
Amended and Restated By-Laws
Senior Notes Due 2013 Ninth Supplemental Indenture
Senior Notes Due 2013 Tenth Supplemental Indenture
Senior Notes Due 2016 Seventh Supplemental Indenture
Senior Notes Due 2016 Eighth Supplemental Indenture
Certification of CEO
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except share and per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES
Sales	$1,293,658	$1,089,817	$2,582,564	$2,152,338
Other revenues	22,730	18,969	45,634	33,928

Total revenues	1,316,388	1,108,786	2,628,198	2,186,266

COSTS AND EXPENSES
Operating costs and expenses	1,053,534	879,007	2,075,876	1,791,986
Depreciation, depletion and amortization	91,475	79,309	172,439	155,262
Asset retirement obligation expense	11,628	7,162	18,843	16,357
Selling and administrative expenses	40,779	40,671	87,305	78,431
Other operating income:
Net gain on disposal or exchange of assets	(50,043)	(16,452)	(59,269)	(47,574)
Income from equity affiliates	(6,680)	(10,220)	(13,932)	(18,308)

OPERATING PROFIT	175,695	129,309	346,936	210,112
Interest expense	25,338	25,205	52,738	50,761
Interest income	(1,534)	(1,810)	(4,140)	(3,183)

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	151,891	105,914	298,338	162,534
Income tax provision (benefit)	(3,318)	10,162	8,248	14,586
Minority interests	1,775	498	6,434	804

NET INCOME	$153,434	$95,254	$283,656	$147,144

EARNINGS PER SHARE:
Basic	$0.58	$0.36	$1.08	$0.56
Diluted	$0.57	$0.36	$1.05	$0.55

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	263,958,590	261,630,146	263,726,123	261,164,418
Diluted	269,756,666	267,620,416	269,597,156	267,367,248

DIVIDENDS DECLARED PER SHARE	$0.06	$0.0375	$0.12	$0.075
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$318,736	$503,278
Accounts receivable, net of allowance for doubtful accounts of $11,165 at June 30, 2006 and $10,853 at December 31, 2005	261,997	221,541
Inventories	167,116	389,771
Assets from coal trading activities	84,692	146,596
Deferred income taxes	94,124	9,027
Other current assets	78,682	54,431

Total current assets	1,005,347	1,324,644
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $1,836,858 at June 30, 2006 and $1,627,856 at December 31, 2005	5,511,559	5,177,708
Investments and other assets	324,696	349,654

Total assets	$6,841,602	$6,852,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$72,088	$22,585
Liabilities from coal trading activities	74,271	132,373
Accounts payable and accrued expenses	778,669	867,965

Total current liabilities	925,028	1,022,923
Long-term debt, less current maturities	1,308,565	1,382,921
Deferred income taxes	289,083	338,488
Asset retirement obligations	410,566	399,203
Workers’ compensation obligations	239,822	237,574
Accrued postretirement benefit costs	971,493	959,222
Other noncurrent liabilities	350,940	330,658

Total liabilities	4,495,497	4,670,989
Minority interests	12,828	2,550
Stockholders’ equity
Preferred Stock – $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2006 or December 31, 2005 Series A Junior Participating Preferred Stock - 1,500,000 shares authorized as a subset of the preferred stock, no shares issued or outstanding as of June 30, 2006 or December 31, 2005	—	—
Series Common Stock – $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of June 30, 2006 or December 31, 2005	—	—
Common Stock – $0.01 per share par value; 800,000,000 shares authorized, 265,924,011 shares issued and 265,151,651 shares outstanding as of June 30, 2006 and 400,000,000 shares authorized, 263,879,762 shares issued and 263,357,402 shares outstanding as of December 31, 2005	2,661	2,638
Additional paid-in capital	1,546,985	1,497,454
Retained earnings	830,648	729,086
Accumulated other comprehensive loss	(31,625)	(46,795)
Treasury shares, at cost: 772,360 shares as of June 30, 2006 and 522,360 shares as of December 31, 2005	(15,392)	(3,916)

Total stockholders’ equity	2,333,277	2,178,467

Total liabilities and stockholders’ equity	$6,841,602	$6,852,006

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$283,656	$147,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	172,439	155,262
Deferred income taxes	(51,104)	11,699
Amortization of debt discount and debt issuance costs	3,434	3,465
Net gain on disposal or exchange of assets	(59,269)	(47,574)
Income from equity affiliates	(13,932)	(18,308)
Dividends received from equity affiliates	9,935	5,095
Stock-based compensation	8,409	804
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable, net of sale	(12,277)	(35,635)
Inventories	(21,985)	(40,334)
Net assets from coal trading activities	3,802	7,578
Other current assets	(14,606)	(2,811)
Accounts payable and accrued expenses	(102,687)	57,787
Asset retirement obligations	1,554	(719)
Workers’ compensation obligations	2,248	3,860
Accrued postretirement benefit costs	12,271	2,698
Other, net	(8,483)	3,583

Net cash provided by operating activities	213,405	253,594

Cash Flows from Investing Activities
Additions to property, plant, equipment and mine development	(200,135)	(124,110)
Federal coal lease expenditures	(123,369)	(63,540)
Purchase of mining assets	—	(56,500)
Additions to advance mining royalties	(4,863)	(6,247)
Acquisitions, net	(44,538)	—
Investment in joint venture	(968)	—
Proceeds from disposal of assets	24,628	60,231

Net cash used in investing activities	(349,245)	(190,166)

Cash Flows from Financing Activities
Payments of long-term debt	(42,753)	(14,085)
Common stock repurchase	(11,476)	—
Dividends paid	(31,762)	(19,579)
Excess tax benefit related to stock options exercised	26,482	—
Proceeds from stock options exercised	11,015	14,617
Increase of securitized interests in accounts receivable	—	25,000
Distributions to minority interests	(2,730)	(1,000)
Proceeds from employee stock purchases	1,772	1,350
Proceeds from long-term debt	750	—

Net cash provided by (used in) financing activities	(48,702)	6,303

Net increase (decrease) in cash and cash equivalents	(184,542)	69,731
Cash and cash equivalents at beginning of period	503,278	389,636

Cash and cash equivalents at end of period	$318,736	$459,367

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(dollars in thousands, except share data and where indicated)
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
     The accompanying condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2005 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006. Certain amounts in prior periods have been reclassified to conform to the report classifications as of June 30, 2006 and for the three and six months ended June 30, 2006, with no effect on previously reported net income or stockholders’ equity.
(2) New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. The Company is currently evaluating the impact of this interpretation on its financial statements.
(3) Significant Transactions and Events
Gains on Disposal or Exchange of Assets
     In June 2006, the Company exchanged with the Bureau of Land Management approximately 63 million tons of leased coal reserves at its Caballo mining operation for approximately 46 million tons of coal reserves contiguous with our North Antelope Rochelle mining operation. Based on the fair value of the coal reserves exchanged, the Company recognized a gain on assets exchanged totaling $39.2 million. This non-cash transaction is excluded from the investing section of the statement of cash flows.
     In June 2005, the Company recognized an aggregate $12.5 million gain from property sales involving non-strategic coal assets and properties. As a result of the property transactions, asset retirement obligations were reduced by $9.2 million. Also, during the six months ended June 30, 2005, the Company sold its remaining 0.838 million Penn Virginia Resource Partners, L.P. (“PVR”) units for net proceeds of $41.9 million and recognized a $31.1 million gain on the sale.
Contract Losses
     During the six months ended June 30, 2005, the Company recorded contract losses of approximately $21.5 million, primarily related to breach of a coal supply contract by a producer. The contractual dispute was subsequently fully resolved during the three months ended September 30, 2005.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(4) Inventories
     Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
Saleable coal	$73,245	$64,274
Materials and supplies	77,587	65,942
Raw coal	16,284	14,033
Advance stripping	—	245,522

Total	$167,116	$389,771

     Advance stripping consisted of the costs to remove overburden above an unmined coal seam as part of the surface mining process. In March 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF Issue No. 04-6”). EITF Issue No. 04-6 and its interpretations require stripping costs incurred during a period to be attributed only to the inventory costs of the coal that is extracted during that same period. The Company adopted EITF Issue No. 04-6 on January 1, 2006 and utilized the cumulative effect adjustment approach whereby the cumulative effect adjustment reduced retained earnings by $150.3 million, net of tax. This non-cash item is excluded from the operating section of the statement of cash flows. Advance stripping costs are no longer included as a separate component of inventory.
(5) Assets and Liabilities from Coal Trading Activities
     The Company’s coal trading portfolio included forward contracts as of June 30, 2006 and December 31, 2005. The fair value of coal trading derivatives and related hedge contracts is set forth below:

	June 30, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
Forward contracts	$84,692	$67,223	$146,596	$131,988
Other	—	7,048	—	385

Total	$84,692	$74,271	$146,596	$132,373

     Ninety-nine percent of the contracts in the Company’s trading portfolio as of June 30, 2006 were valued utilizing prices from over-the-counter market sources, adjusted for coal quality and traded transportation differentials, and 1% of the Company’s contracts were valued based on similar market transactions.
     As of June 30, 2006, the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2006	51%
2007	14%
2008	30%
2009	5%

100%

     At June 30, 2006, 51% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 49% was with non-investment grade counterparties, which were primarily other coal producers. The Company’s coal trading operations traded 18.1 million tons and 8.5 million tons for the three months ended June 30, 2006 and 2005, respectively, and 28.8 million tons and 17.7 million tons for the six months ended June 30, 2005 and 2004, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(6) Earnings Per Share and Share-based Compensation
Weighted Average Shares Outstanding
     A reconciliation of weighted average shares outstanding follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding — basic	263,958,590	261,630,146	263,726,123	261,164,418
Dilutive impact of stock options	5,798,076	5,990,270	5,871,033	6,202,830

Weighted average shares outstanding — diluted	269,756,666	267,620,416	269,597,156	267,367,248

Common Stock Repurchase
     In July 2005, the Company’s Board of Directors authorized a share repurchase program of up to 5% of the then outstanding shares of its common stock, or approximately 13.1 million shares. The repurchases may be made from time to time based on an evaluation of the Company’s outlook and general business conditions, as well as alternative investment and debt repayment options. In March 2006, the Company repurchased 250,000 of its common shares at a cost of $11.5 million.
Adoption of SFAS No. 123 (revised 2004), “Share-Based Payment”
     On December 16, 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including employee stock options, to be recognized ratably over the vesting period in the income statement based on their fair values at the grant date.
     The Company adopted SFAS No. 123(R) on January 1, 2006 and used the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Prior to January 1, 2006, the Company had elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” Beginning in 2006, SFAS No. 123(R) also requires that income tax benefits from stock options exercised be recorded as financing cash inflow on the statements of cash flows. The excess income tax benefit from stock option exercises during 2005 is included in operating cash flows, netted in deferred tax activity.
     As part of its share-based compensation program, the Company utilizes restricted stock, nonqualified stock options, an employee stock purchase plan and performance units (discussed further below). The Company began utilizing restricted stock as part of its equity-based compensation strategy in January 2005. Accounting for restricted stock awards was not changed by the adoption of SFAS No. 123(R). The Company recognized $1.1 million and $0.2 million of expense, net of taxes, for the three months ended June 30, 2006 and 2005, respectively, and $2.1 million and $0.5 million of expense, net of taxes, for the six months ended June 30, 2006 and 2005, respectively, related to restricted stock. For share-based payment instruments excluding restricted stock, the Company recognized $6.0 million (or $0.02 per diluted share) and $3.6 million (or $0.01 per diluted share) of expense, net of taxes, for the three months ended June 30, 2006 and 2005, respectively, and $12.4 million (or $0.05 per diluted share) and $6.6 million (or $0.02 per diluted share) of expense, net of taxes, for the six months ended June 30, 2006 and 2005, respectively. As a result of adopting SFAS 123(R), the Company’s net income for the three and six months ended June 30, 2006 was $1.6 million (or $0.01 per diluted share) and $1.2 million (or under $0.01 per diluted share) higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Share-based compensation expense is recorded in selling and administrative expenses in the condensed consolidated income statements. The Company used the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan share-based payments made before and after the adoption of SFAS No. 123(R). As of June 30, 2006, the total unrecognized compensation cost related to nonvested awards was $33.6 million, net of taxes, which is expected to be recognized over 5.0 years with a weighted-average period of 1.3 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
     Stock Options
     Employee and director stock options granted since the Company’s initial public offering (“IPO”) of common stock in May 2001 generally vest ratably over three years and expire after 10 years from the date of the grant, subject to earlier termination upon discontinuation of an employee’s service. Options granted prior to the IPO generally cliff vest between 2007 and 2010. Of the 9.8 million options outstanding at June 30, 2006, 4.1 million options cliff vest in November 2007. Option grants are typically made in January of each year. The Company granted 0.5 million options during the six months ended June 30, 2006, with a fair value of approximately $16.90 per option. These options were granted in the first quarter of 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006 and 2005, respectively; dividend yield of 0.8% and 1.0%; expected volatility (based on historical volatility) of 36% and 40%; risk-free interest rate of 4.3% and 3.6%; and an expected life of 5.3 years and 5.7 years. The Company recognized $1.2 million and $2.3 million of expense, net of taxes, for the three and six months ended June 30, 2006, related to stock options.
     A summary of option activity under the plans as of June 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Six Months	Average	Remaining	Intrinsic
	Ended	Exercise	Contractual	Value (in
	June 30, 2006	Price	Life	millions)
Beginning balance	10,783,786	$6.37
Granted	530,848	43.10
Exercised	(1,445,458)	7.62
Forfeited	(33,990)	5.88

Outstanding	9,835,186	$8.17	4.6	$468.0

Vested and Exercisable	2,941,813	$8.51	6.5	$139.0

During the six months ended June 30, 2006, the total intrinsic value of options exercised, defined as the excess fair value of the underlying stock over the exercise price of the options, was $66.2 million.
     Employee Stock Purchase Plan
     During 2001, the Company adopted an employee stock purchase plan. Eligible full-time and part-time employees are able to contribute up to 15% of their base compensation into this plan, subject to a limit of $25,000 per year. Employees are able to purchase Company common stock at a 15% discount to the lower of the fair market value of the Company’s common stock on the initial or ending dates of each six-month offering period. Offering periods begin on January 1 and July 1 of each year. The fair value of the six-month “look-back” option in the Company’s employee stock purchase plan is estimated by adding the fair value of 0.15 of one share of stock to the fair value of 0.85 of an option on one share of stock. The Company recognized $0.3 million and $0.6 million of expense, net of taxes, for the three month and six month periods ended June 30, 2006, respectively, related to its employee stock purchase plan.
     Performance Units
     Performance units, which are typically granted annually in January by the Company, vest over a three year measurement period, subject to the achievement of performance goals and stock price performance at the conclusion of the three years. Three performance unit grants were outstanding during 2005 (the 2003, 2004 and 2005 grants) and 2006 (the 2004, 2005 and 2006 grants). The payout related to the 2003 grant (which was settled in cash in February 2006) was based on the Company’s stock price performance compared to both an industry peer group and an S&P Index. The payouts related to the 2004 grant (which will be settled in cash in February 2007) and 2005 and 2006 grants (which will be settled in common stock in 2008 and 2009, respectively) are based 50% on stock price performance compared to both an industry peer group and an S&P Index (a “market condition” under SFAS No. 123(R)) and 50% on a return on capital target (a “performance condition” under SFAS No. 123(R)). The Company granted 0.2 million performance units during the six months ended June 30, 2006. Under APB Opinion No. 25, all of the performance unit awards were accounted for as variable awards. Under SFAS No. 123(R), the awards settled in cash are accounted for as liability awards, and the awards settled in common stock are accounted for based on their grant date fair value. The performance condition awards were valued utilizing the grant date fair values of the Company’s stock adjusted for dividends forgone during the vesting period. The market condition awards were valued utilizing a Monte Carlo simulation which incorporates the total shareholder return hurdles set for each grant. The assumptions used in the valuations of the 2005 and 2006 grants, respectively: dividend yield of 0.8% and 1.0%; expected volatility of 36% and 40%; and risk-free interest rate of 4.25% and 3.25%. The Company

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
recognized $4.5 million and $3.6 million of expense, net of taxes, for the three months ended June 30, 2006 and 2005, respectively, and $9.5 million and $6.6 million of expense, net of taxes, for the six months ended June 30, 2006 and 2005, respectively, related to performance units.
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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$95,254	$147,144
Pro forma	93,962	144,534

Basic earnings per share:
As reported	$0.36	$0.56
Pro forma	0.36	0.55

Diluted earnings per share:
As reported	$0.36	$0.55
Pro forma	0.35	0.54
(7) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$153,434	$95,254	$283,656	$147,144
Increase (decrease) in fair value of cash flow hedges, net of tax provision (benefit) of $8,870 and ($6,755) for the three months ended June 30, 2006 and 2005, respectively, and $10,113 and $13,073 for the six months ended June 30, 2006 and 2005, respectively	13,306	(10,133)	15,170	19,610

Comprehensive income	$166,740	$85,121	$298,826	$166,754

     Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from valuation changes of the Company’s cash flow hedges (which include fuel and natural gas hedges, currency forwards, and interest rate swaps) during the period. Changes in interest rates; crude, heating oil and natural gas prices; and the U.S. dollar/Australian dollar exchange rate affect the valuation of these instruments.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(8) Pension and Postretirement Benefit Costs
Components of Net Periodic Pension Costs
     Net periodic pension costs included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost for benefits earned	$3,058	$2,963	$6,117	$5,926
Interest cost on projected benefit obligation	11,508	11,373	23,017	22,746
Expected return on plan assets	(13,646)	(13,203)	(27,293)	(26,406)
Amortization of prior service cost	(8)	(4)	(16)	(8)
Amortization of net loss	5,671	5,948	11,342	12,294

Net periodic pension costs	6,583	7,077	13,167	14,552
Curtailment charges	—	—	—	9,527

Total pension costs	$6,583	$7,077	$13,167	$24,079

Curtailment
     The curtailment loss occurring during the six months ended June 30, 2005 resulted from the termination of operations at two of the three operating mines that participate in the Western Surface UMWA Pension Plan (the “Plan”) during 2005. The loss is actuarially determined and consists of an increase in the actuarial liability, the accelerated recognition of previously unamortized prior service cost and contractual termination benefits under the Plan resulting from the termination of operations.
Contributions
     The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $6.6 million to its funded pension plans and make $1.3 million in expected benefit payments attributable to its unfunded pension plans during 2006. As of June 30, 2006, $0.6 million of expected benefit payments attributable to the unfunded pension plans were made and $1.6 million in contributions were made to the funded pension plans.
Components of Net Periodic Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost for benefits earned	$1,880	$1,325	$3,759	$2,649
Interest cost on accumulated postretirement benefit obligation	18,462	18,175	36,926	36,351
Amortization of prior service cost	(1,335)	(1,325)	(2,669)	(2,649)
Amortization of actuarial losses	8,012	6,575	16,024	13,150

Net periodic postretirement benefit costs	$27,019	$24,750	$54,040	$49,501

Cash Flows
     The Company expects to pay $86.2 million attributable to its postretirement benefit plans during 2006, which reflects an increase of $11.2 million from its previously disclosed amount in the financial statements for the year ended December 31, 2005. This increase in expected payments includes approximately $3 million of refunds under a dispute resolution relating to payments made by retirees over the last 6 years; and the remainder relates to higher than anticipated costs and utilization. As of June 30, 2006, payments of $41.6 million attributable to the Company’s postretirement benefit plans were made.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(9) Segment Information
     The Company reports its operations primarily through the following reportable operating segments: “Western U.S. Mining,” “Eastern U.S. Mining,” “Australian Mining” and “Trading and Brokerage.” Western U.S. Mining operations reflect the aggregation of the Powder River Basin, Southwest and Colorado operating segments, and Eastern U.S. Mining operations reflect the aggregation of the Appalachia and Midwest operating segments. The principal business of the Western U.S. Mining, Eastern U.S. Mining and Australian Mining segments is the mining, preparation and sale of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. Western U.S. Mining operations are characterized by predominantly surface mining extraction processes, lower sulfur content and Btu of coal, and longer shipping distances from the mine to the customer. Conversely, Eastern U.S. Mining operations are characterized by a majority of underground mining extraction processes, higher sulfur content and Btu of coal, and shorter shipping distances from the mine to the customer. Geologically, Western operations mine bituminous and subbituminous coal deposits, and Eastern operations mine bituminous coal deposits. Australian Mining operations are characterized by surface and underground extraction processes, mining primarily low sulfur, high Btu coal sold to an international customer base. The Trading and Brokerage segment’s principal business is the marketing, brokerage and trading of coal. “Corporate and Other” includes selling and administrative expenses, net gains on property disposals, costs associated with past mining obligations, joint venture earnings related to the Company’s 25.5% investment in a Venezuelan mine and revenues and expenses related to the Company’s other commercial activities such as coalbed methane, generation development and resource management.
     The Company’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. Adjusted EBITDA is defined as income from operations before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization.
     Operating segment results for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Western U.S. Mining	$400,317	$376,795	$832,407	$781,231
Eastern U.S. Mining	517,465	437,763	1,031,928	862,655
Australian Mining	217,892	140,643	370,891	244,168
Trading and Brokerage	175,542	149,293	382,557	290,862
Corporate and Other	5,172	4,292	10,415	7,350

Total	$1,316,388	$1,108,786	$2,628,198	$2,186,266

Adjusted EBITDA (1) :
Western U.S. Mining	$99,989	$105,639	$227,782	$226,064
Eastern U.S. Mining	108,094	95,898	240,638	190,704
Australian Mining	65,928	47,479	113,684	61,565
Trading and Brokerage (2)	21,199	15,439	37,378	(6,429)
Corporate and Other (3)	(16,412)	(48,675)	(81,264)	(90,173)

Total	$278,798	$215,780	$538,218	$381,731

(1)	Adjusted EBITDA is defined as income from operations before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization.

(2)	Trading and Brokerage results included a charge for contract losses for the six months ended June 30, 2005, related to the breach of a coal supply contract by a producer (see Note 3).

(3)	Corporate and Other results included a $39.2 million gain from the coal reserve exchange and a $31.1 million gain on the sale of PVR units for the six months ended June 30, 2006 and 2005, respectively (see Note 3).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
     A reconciliation of Adjusted EBITDA to consolidated income before income taxes and minority interests follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total Adjusted EBITDA	$278,798	$215,780	$538,218	$381,731

Depreciation, depletion and amortization	91,475	79,309	172,439	155,262
Asset retirement obligation expense	11,628	7,162	18,843	16,357
Interest expense	25,338	25,205	52,738	50,761
Interest income	(1,534)	(1,810)	(4,140)	(3,183)

Income before income taxes and minority interests	$151,891	$105,914	$298,338	$162,534

(10) Commitments and Contingencies
Commitments
     As of June 30, 2006, purchase commitments for capital expenditures were $102.7 million and federal coal reserve lease payments due over the next three years totaled $534.6 million.
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
     The outcome of litigation and these claims are subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, the Company believes this matter is likely to be resolved without a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
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
     The outcome of litigation, or the current mediation, is subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, the Company believes this matter is likely to be resolved without a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Future of the Mohave Generating Station and Black Mesa Mine
     The Company had been supplying coal to the Mohave Generating Station pursuant to a long-term coal supply agreement through its Black Mesa Mine. The mine terminated operations on December 31, 2005, and the coal supply agreement expired on that date. As a part of the alternate dispute resolution referenced in the Navajo Nation litigation, Peabody Western has been participating in mediation with the owners of the Mohave Generating Station and the Navajo Generating Station and the two tribes to resolve the complex issues surrounding groundwater and other disputes involving the two generating stations. On June 19, 2006, the owners of the Mohave Generating Station announced that they were halting efforts to reopen the plant and that they would try to sell it. There is no assurance that the Mohave Generating Station will resume operations. The Mohave plant was the sole customer of the Black Mesa Mine, which sold 4.6 million tons of coal in 2005. During 2005, the mine generated $29.8 million of Adjusted EBITDA, which represented 3.4% of the Company’s total 2005 Adjusted EBITDA of $870.4 million.
Salt River Project Agricultural Improvement and Power District — Mine Closing and Retiree Health Care
     Salt River Project and the other owners of the Navajo Generating Station filed a lawsuit on September 27, 1996, in the Superior Court of Maricopa County in Arizona seeking a declaratory judgment that certain costs relating to final reclamation, environmental monitoring work and mine decommissioning and costs primarily relating to retiree health care benefits are not recoverable by the Company’s subsidiary, Peabody Western, under the terms of a coal supply agreement dated February 18, 1977. The contract expires in 2011. The trial court subsequently ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. The Company has recorded a receivable for mine decommissioning costs of $75.4 million and $74.2 million included in “Investments and other assets” in the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively.
     The outcome of litigation and arbitration is subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, the Company believes this matter is likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
Gulf Power Company Litigation
     On June 21, 2006, a Company subsidiary filed a complaint in the U.S. District Court, Southern District of Illinois, seeking a declaratory judgment upholding its declaration of a permanent force majeure under a coal supply agreement with Gulf Power Company. On June 22, 2006, Gulf Power Company filed a breach of contract lawsuit against the Company’s subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration and seeking damages for alleged past and future tonnage shortfalls of nearly 5 million tons under the coal supply agreement, which would have expired on December 31, 2007. The parties have filed motions to determine which court will hear the lawsuits.
     The outcome of these lawsuits is subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot reasonably be estimated. However, the Company believes this matter is likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.

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
     The Company’s policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including the nature and extent of contamination, the timing, extent and method of the remedial action, changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. The Company also assesses the financial capability and proportional share of costs of other PRPs and, where allegations are based on tentative findings, the reasonableness of the Company’s apportionment. The Company has not anticipated any recoveries from insurance carriers in the estimation of liabilities recorded in its consolidated balance sheets. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above totaled $42.2 million as of June 30, 2006 and $42.5 million as of December 31, 2005, $23.3 million and $23.6 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In September 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRPs’ mining operations caused the Environmental Protection Agency (“EPA”) to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historic mining sites. Gold Fields has participated in the ongoing settlement discussions. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950s and mined, in accordance with lease agreements and permits, approximately 1.5% of the total amount of the ore mined in the county. Gold Fields believes it has meritorious defenses to these claims. Gold Fields is involved in other litigation in the Picher area, and the Company has agreed to indemnify one of the defendants in this litigation as discussed under the “Oklahoma Lead Litigation” caption above. Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than this provision.
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
Other
     In addition, the Company at times becomes a party to other claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of such other pending or threatened proceedings is not reasonably likely to have a material effect on the financial position, results of operations or liquidity of the Company.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(11) Guarantees
     In the normal course of business, the Company is a party to the following guarantees:
     The Company owns a 30.0% interest in a partnership that leases a coal export terminal from the Peninsula Ports Authority of Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of June 30, 2006, the Company’s maximum reimbursement obligation to the commercial bank is in turn supported by a letter of credit totaling $42.8 million.
     The Company has guaranteed the performance of Asset Management Group (“AMG”) under its coal purchase contract with a third party, which has terms extending through December 31, 2006. Default occurs if AMG does not deliver specified monthly tonnage amounts to the third party. In the event of a default, the Company would assume AMG’s obligation to ship coal at agreed prices for the remaining term of the contract. As of June 30, 2006, the maximum potential future payments under this guarantee are approximately $1.5 million, based on recent spot coal prices. As a matter of recourse in the event of a default, the Company has access to cash held in escrow and the ability to trigger an assignment of AMG’s assets to the Company. Based on these recourse options and the remote probability of non-performance by AMG due to its prior operating history, the Company has valued the liability associated with the guarantee at zero.
     As part of arrangements through which the Company obtains exclusive sales representation agreements with small coal mining companies (the “Counterparties”), the Company issued financial guarantees on behalf of the Counterparties. These guarantees facilitate the Counterparties’ efforts to obtain bonding or financing. The Company also guaranteed bonding for a partnership in which it formerly held an interest. The total amount guaranteed by the Company was $6.3 million, and the fair value of the guarantees recognized as a liability was $0.4 million as of June 30, 2006. The Company’s obligations under the guarantees extend to September 2015. In March 2006, the Company issued a guarantee for certain equipment lease arrangements on behalf of one of the sales representation parties with maximum potential future payments totaling $3.1 million and with lease terms that extend to April 2010. The Company has multiple recourse options in the event of default, including the ability to assume the lease and procure use of the equipment or to settle the lease and take title to the assets. If default occurs, the Company has the ability and intent to exercise its recourse options, so the liability associated with the guarantee has been valued at zero.
     The Company is the lessee under numerous equipment and property leases. It is common in such commercial lease transactions for the Company, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of the Company’s operations. The Company expects that losses with respect to leased property would be covered by insurance (subject to deductibles). The Company and certain of its subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, the Company’s maximum potential obligations under its leases are equal to the respective future minimum lease payments and assume that no amounts could be recovered from third parties. The Company has also guaranteed certain of its subsidiaries’ performance under contracts related to the development of coal-fueled generating projects.
     The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries, and substantially all of the Company’s subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments. Supplemental guarantor/non-guarantor financial information is provided in Note 12.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Quarter Ended June 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$963,735	$381,044	$(28,391)	$1,316,388
Costs and expenses:
Operating costs and expenses	(7,380)	792,334	296,971	(28,391)	1,053,534
Depreciation, depletion and amortization	—	76,942	14,533	—	91,475
Asset retirement obligation expense	—	11,495	133	—	11,628
Selling and administrative expenses	4,923	35,678	178	—	40,779
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(50,286)	243	—	(50,043)
(Income) loss from equity affiliates	—	1,482	(8,162)	—	(6,680)
Interest expense	40,031	13,404	2,962	(31,059)	25,338
Interest income	(4,806)	(20,890)	(6,897)	31,059	(1,534)

Income (loss) before income taxes and minority interests	(32,768)	103,576	81,083	—	151,891
Income tax provision (benefit)	(9,509)	(9,564)	15,755	—	(3,318)
Minority interests	—	—	1,775	—	1,775

Net income (loss)	$(23,259)	$113,140	$63,553	$—	$153,434

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Quarter Ended June 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$865,475	$264,750	$(21,439)	$1,108,786
Costs and expenses:
Operating costs and expenses	(4,508)	690,936	214,018	(21,439)	879,007
Depreciation, depletion and amortization	—	70,324	8,985	—	79,309
Asset retirement obligation expense	—	6,441	721	—	7,162
Selling and administrative expenses	952	37,559	2,160	—	40,671
Other operating (income) loss:
Net gain on disposal of assets	—	(16,347)	(105)	—	(16,452)
(Income) loss from equity affiliates	—	1,776	(11,996)	—	(10,220)
Interest expense	38,328	13,659	5,839	(32,621)	25,205
Interest income	(5,172)	(22,973)	(6,286)	32,621	(1,810)

Income (loss) before income taxes and minority interests	(29,600)	84,100	51,414	—	105,914
Income tax provision (benefit)	(6,657)	8,273	8,546	—	10,162
Minority interests	—	—	498	—	498

Net income (loss)	$(22,943)	$75,827	$42,370	$—	$95,254

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Six Months Ended June 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,990,592	$692,564	$(54,958)	$2,628,198
Costs and expenses:
Operating costs and expenses	(12,330)	1,601,249	541,915	(54,958)	2,075,876
Depreciation, depletion and amortization	—	145,931	26,508	—	172,439
Asset retirement obligation expense	—	18,477	366	—	18,843
Selling and administrative expenses	9,469	76,983	853	—	87,305
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(59,301)	32	—	(59,269)
(Income) loss from equity affiliates	—	2,632	(16,564)	—	(13,932)
Interest expense	80,123	28,545	6,912	(62,842)	52,738
Interest income	(10,708)	(41,870)	(14,404)	62,842	(4,140)

Income (loss) before income taxes and minority interests	(66,554)	217,946	146,946	—	298,338
Income tax provision (benefit)	(19,233)	2,662	24,819	—	8,248
Minority interests	—	—	6,434	—	6,434

Net income (loss)	$(47,321)	$215,284	$115,693	$—	$283,656

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Six Months Ended June 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,764,323	$462,570	$(40,627)	$2,186,266
Costs and expenses:
Operating costs and expenses	(7,391)	1,446,338	393,666	(40,627)	1,791,986
Depreciation, depletion and amortization	—	139,176	16,086	—	155,262
Asset retirement obligation expense	—	15,202	1,155	—	16,357
Selling and administrative expenses	1,548	74,356	2,527	—	78,431
Other operating (income) loss:
Net gain on disposal of assets	—	(47,478)	(96)	—	(47,574)
(Income) loss from equity affiliates	—	3,278	(21,586)	—	(18,308)
Interest expense	75,776	27,730	11,361	(64,106)	50,761
Interest income	(10,094)	(44,715)	(12,480)	64,106	(3,183)

Income (loss) before income taxes and minority interests	(59,839)	150,436	71,937	—	162,534
Income tax provision (benefit)	(17,769)	24,587	7,768	—	14,586
Minority interests	—	—	804	—	804

Net income (loss)	$(42,070)	$125,849	$63,365	$—	$147,144

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets

	June 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$306,654	$3,142	$8,940	$—	$318,736
Accounts receivable, net	2,810	—	259,187	—	261,997
Inventories	—	148,191	18,925	—	167,116
Assets from coal trading activities	—	84,692	—	—	84,692
Deferred income taxes	—	94,124	—	—	94,124
Other current assets	28,347	39,917	10,418	—	78,682

Total current assets	337,811	370,066	297,470	—	1,005,347
Property, plant, equipment and mine development — at cost	—	6,725,959	622,458	—	7,348,417
Less accumulated depreciation, depletion and amortization	—	(1,687,233)	(149,625)	—	(1,836,858)
Investments and other assets	5,332,433	98,256	82,468	(5,188,461)	324,696

Total assets	$5,670,244	$5,507,048	$852,771	$(5,188,461)	$6,841,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$11,875	$54,520	$5,693	$—	$72,088
Payables and notes payable to affiliates, net	1,898,306	(2,133,558)	235,252	—	—
Liabilities from coal trading activities	—	74,271	—	—	74,271
Accounts payable and accrued expenses	21,208	640,123	117,338	—	778,669

Total current liabilities	1,931,389	(1,364,644)	358,283	—	925,028
Long-term debt, less current maturities	1,281,606	12,631	14,328	—	1,308,565
Deferred income taxes	23,456	250,338	15,289	—	289,083
Other noncurrent liabilities	34,426	1,930,658	7,737	—	1,972,821

Total liabilities	3,270,877	828,983	395,637	—	4,495,497
Minority interests	—	—	12,828	—	12,828
Stockholders’ equity	2,399,367	4,678,065	444,306	(5,188,461)	2,333,277

Total liabilities and stockholders’ equity	$5,670,244	$5,507,048	$852,771	$(5,188,461)	$6,841,602

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Supplemental Condensed Consolidated Balance Sheets

	December 31, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$494,232	$2,500	$6,546	$—	$503,278
Accounts receivable, net	4,260	78,544	138,737	—	221,541
Inventories	—	329,116	60,655	—	389,771
Assets from coal trading activities	—	146,596	—	—	146,596
Deferred income taxes	—	9,027	—	—	9,027
Other current assets	21,817	23,347	9,267	—	54,431

Total current assets	520,309	589,130	215,205	—	1,324,644
Property, plant, equipment and mine development — at cost	—	6,081,631	723,933	—	6,805,564
Less accumulated depreciation, depletion and amortization	—	(1,541,834)	(86,022)	—	(1,627,856)
Investments and other assets	4,971,500	235,895	119,642	(4,977,383)	349,654

Total assets	$5,491,809	$5,364,822	$972,758	$(4,977,383)	$6,852,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,625	$11,034	$926	$—	$22,585
Payables and notes payable to affiliates, net	1,875,361	(2,387,126)	511,765	—	—
Liabilities from coal trading activities	—	132,373	—	—	132,373
Accounts payable and accrued expenses	24,560	732,317	111,088	—	867,965

Total current liabilities	1,910,546	(1,511,402)	623,779	—	1,022,923
Long-term debt, less current maturities	1,312,521	69,014	1,386	—	1,382,921
Deferred income taxes	12,903	304,740	20,845	—	338,488
Other noncurrent liabilities	11,282	1,908,158	7,217	—	1,926,657

Total liabilities	3,247,252	770,510	653,227	—	4,670,989
Minority interests	—	—	2,550	—	2,550
Stockholders’ equity	2,244,557	4,594,312	316,981	(4,977,383)	2,178,467

Total liabilities and stockholders’ equity	$5,491,809	$5,364,822	$972,758	$(4,977,383)	$6,852,006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(81,359)	$240,053	$54,711	$213,405

Cash Flows from Investing Activities
Additions to property, plant, equipment and mine development	—	(158,578)	(41,557)	(200,135)
Federal coal lease expenditures	—	(63,540)	(59,829)	(123,369)
Additions to advance mining royalties	—	(3,045)	(1,818)	(4,863)
Acquisitions, net	—	—	(44,538)	(44,538)
Investment in joint venture	—	(968)	—	(968)
Proceeds from disposal of assets	—	24,166	462	24,628

Net cash used in investing activities	—	(201,965)	(147,280)	(349,245)

Cash Flows from Financing Activities
Payments of long-term debt	(12,680)	(29,564)	(509)	(42,753)
Common stock repurchase	(11,476)	—	—	(11,476)
Dividends paid	(31,762)	—	—	(31,762)
Excess tax benefit related to stock options exercised	26,482	—	—	26,482
Proceeds from stock options exercised	11,015	—	—	11,015
Distributions to minority interests	—	(890)	(1,840)	(2,730)
Proceeds from employee stock purchases	1,772	—	—	1,772
Proceeds from long-term debt	—	—	750	750
Transactions with affiliates, net	(89,570)	(6,992)	96,562	—

Net cash provided by (used in) financing activities	(106,219)	(37,446)	94,963	(48,702)

Net increase (decrease) in cash and cash equivalents	(187,578)	642	2,394	(184,542)
Cash and cash equivalents at beginning of period	494,232	2,500	6,546	503,278

Cash and cash equivalents at end of period	$306,654	$3,142	$8,940	$318,736

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(84,340)	$274,897	$63,037	$253,594

Cash Flows from Investing Activities
Additions to property, plant, equipment and mine development	—	(86,218)	(37,892)	(124,110)
Federal coal lease expenditures	—	—	(63,540)	(63,540)
Purchase of mining assets	—	(56,500)	—	(56,500)
Additions to advance mining royalties	—	(6,242)	(5)	(6,247)
Proceeds from disposal of assets	—	60,098	133	60,231

Net cash used in investing activities	—	(88,862)	(101,304)	(190,166)

Cash Flows from Financing Activities
Payments of long-term debt	(2,500)	(11,014)	(571)	(14,085)
Dividends paid	(19,579)	—	—	(19,579)
Proceeds from stock options exercised	14,617	—	—	14,617
Increase of securitized interests in accounts receivable	—	—	25,000	25,000
Distributions to minority interests	—	(1,000)	—	(1,000)
Proceeds from employee stock purchases	1,350	—	—	1,350
Transactions with affiliates, net	161,724	(175,766)	14,042	—

Net cash provided by (used in) financing activities	155,612	(187,780)	38,471	6,303

Net increase (decrease) in cash and cash equivalents	71,272	(1,745)	204	69,731
Cash and cash equivalents at beginning of period	373,066	3,562	13,008	389,636

Cash and cash equivalents at end of period	$444,338	$1,817	$13,212	$459,367

(13) Subsequent Event
     The Company entered into a Merger Implementation Agreement, dated as of July 6, 2006 (the “Merger Implementation Agreement”), with Excel Coal Limited (“Excel”). The Merger Implementation Agreement contemplates that a wholly-owned subsidiary of the Company will acquire Excel by means of a scheme of arrangement transaction under Australian law (the “Transaction”), pursuant to which the Company will pay A$8.50 per share (US$6.21) for all outstanding shares of Excel, representing a total acquisition price of approximately US$1.34 billion plus assumed debt of approximately US$190 million. The Transaction is subject to the satisfaction or waiver of certain closing conditions, including approval of the Transaction by an Australian court, approval of the Transaction by Excel shareholders, as well as other conditions outlined in the Merger Implementation Agreement.
          The Company expects to finance the Transaction with a combination of available cash, a draw on its credit facility, and/or the proceeds from the issuance of debt or equity securities. The Company has obtained commitments for up to US$1.5 billion of senior unsecured loans. The Company does not intend to draw down on this bridge financing unless funds from the contemplated equity or debt offerings are unavailable at the time of closing. Closing is targeted for early in the fourth quarter 2006.

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
          Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:
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
Overview
     We are the largest private sector coal company in the world, with majority interests in 34 active coal operations located throughout all major U.S. coal producing regions and internationally in Australia. In the first six months of 2006, we sold 122.1 million tons of coal. In 2005, we sold 239.9 million tons of coal that accounted for an estimated 21.5% of all U.S. coal sales, and were approximately 70% greater than the sales of our closest domestic competitor and 49% more than our closest international competitor. Based on Energy Information Administration (“EIA”) estimates, demand for coal in the United States was more than 1.1 billion tons in 2005, and domestic consumption of coal is expected to grow at a rate of 1.7% per year through 2030 when U.S. coal demand is forecasted to be 1.8 billion tons. The EIA expects demand for coal use at coal-to-liquids (“CTL”) plants to grow to 190 million tons by 2030. Coal-fueled generation is used in most cases to meet baseload electricity requirements, and coal use generally grows at the approximate rate of electricity growth, which is expected to average 1.6% annually through 2025. Coal production located west of the Mississippi River is projected to provide most of the incremental growth as Western production increases to an estimated 63% share of total production in 2030. In 2004, coal’s share of electricity generation was approximately 51%, a share that the EIA projects will grow to 57% by 2030.
     Our primary customers are U.S. utilities, which accounted for 87% of our sales in 2005. We typically sell coal to utility customers under long-term contracts (those with terms longer than one year). During 2005, approximately 90% of our sales were under long-term contracts. As of June 30, 2006, we expect full year 2006 production of 230 to 240 million tons and total sales of 255 to 265 million tons. As discussed more fully in Item 1A, Risk Factors, in our 2005 Annual Report on Form 10-K, our results of operations in the near term could be negatively impacted by poor weather conditions, unforeseen geologic conditions or equipment problems at mining locations, and by the availability of transportation for coal shipments. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves, find replacement buyers for coal under contracts with comparable terms to existing contracts, or the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation. In the past, we have achieved production levels that are relatively consistent with our projections.
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
     Australian Mining operations are characterized by both surface and underground extraction processes, mining primarily low-sulfur, high Btu coal sold to an international customer base. On July 6, 2006, we entered into a Merger Implementation Agreement to acquire Excel Coal Limited, or Excel. Under the merger agreement we will pay A$8.50 per share (US$6.21) for all outstanding shares of Excel, representing a total acquisition price of approximately US$1.34 billion plus assumed debt of approximately US$190 million. The transaction is subject to the satisfaction or waiver of certain closing conditions, including approval of the transaction by an Australian court, approval of the transaction by Excel shareholders, as well as other conditions outlined in the agreement. Excel has more than 500 million tons of metallurgical and thermal coal reserves. Excel’s operations produced approximately 5.6 million tons of coal in 2005, and they are expected to produce up to 15 million tons in 2007 and up to 20 million tons in 2008.

     We own a 25.5% interest in Carbones del Guasare, which owns and operates the Paso Diablo Mine in Venezuela. The Paso Diablo Mine produces approximately 6 to 8 million tons of steam coal annually for export to the United States and Europe. Each of our mining operations is described in Item 1, Business, of our 2005 Annual Report on Form 10-K.
     Metallurgical coal is produced primarily from two of our Australian mines and two of our U.S. mines. Metallurgical coal is approximately 5% of our total sales volume and approximately 3% of U.S. sales volume.
     In addition to our mining operations, which comprised 85% of revenues in 2005, our trading and brokerage operations (15% of revenues), transactions utilizing our vast natural resource position (selling non-core land holdings and mineral interests) and other ventures generate revenues and additional cash flows.
     We continue to pursue the development of coal-fueled generating projects in areas of the U.S. where electricity demand is strong and where there is access to land, water, transmission lines and low-cost coal. The projects involve mine-mouth generating plants using our surface lands and coal reserves. Our ultimate role in these projects could take numerous forms, including, but not limited to equity partner, contract miner or coal lessor. The projects we are currently pursuing include the 1,500-megawatt Prairie State Energy Campus in Washington County, Illinois and the 1,500-megawatt Thoroughbred Energy Campus in Muhlenberg County, Kentucky. The plants, assuming all necessary permits and financing are obtained and following selection of partners and sale of a majority of the output of each plant, could be operational following a four-year construction phase. In April 2006, we received a decision affirming the air permit for our Thoroughbred Energy Campus. This milestone allows us to continue advancing the development of that campus. Certain parties subsequently challenged the favorable decision in Kentucky state court.
     The EIA projects that the high price of oil will lead to an increase in demand for unconventional sources of transportation fuel, including Btu conversion technologies, and that coal will increase its share as a fuel for generation of electricity. We have engaged in several Btu conversion projects which are designed to expand the uses of coal through various technologies, and we are continuing to explore options particularly as they relate to Btu conversion technologies such as coal-to-liquids and coal gasification.
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
Results of Operations
Adjusted EBITDA
     The discussion of our results of operations below includes references to, and analysis of our segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles, in Note 9 to our unaudited condensed consolidated financial statements.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
Summary
     Our second quarter 2006 revenues of $1.32 billion increased 18.7% over the second quarter of the prior year. The increase in revenues was driven by improved pricing in nearly all of our mining operations as well as demand-driven increases in volumes in the Powder River Basin, Midwest and Australia. For the quarter, Segment Adjusted EBITDA of $295.2 million reflects an 11.6% increase over the prior year, primarily due to increases in sales prices at our U.S. and Australian Mining Operations. Delayed installation and start up of new longwall equipment reduced the results of both our Western and Australian operating segments in the second quarter of 2006, and additional longwall moves at our Appalachian operations reduced our Eastern operating segment results. Also impacting our 2006 results are the termination of operations at our Black Mesa and Seneca mines, which occurred in late 2005. Net income was $153.4 million for the three months ended June 30, 2006, or $0.57 per share, an increase of 61.1% over 2005 net income of $95.3 million, or $0.36 per share.
Tons Sold
     The following table presents tons sold by operating segment for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Increase (Decrease)
(Tons in millions)	2006	2005	Tons	%
Western U.S. Mining Operations	38.8	36.7	2.1	5.7%
Eastern U.S. Mining Operations	14.1	13.2	0.9	6.8%
Australian Mining Operations	2.4	2.1	0.3	14.3%
Trading and Brokerage Operations	5.5	5.7	(0.2)	(3.5%)

Total tons sold	60.8	57.7	3.1	5.4%

Revenues
     The following table presents revenues for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Increase to Revenues
(Dollars in thousands)	2006	2005	$	%
Sales	$1,293,658	$1,089,817	$203,841	18.7%
Other revenues	22,730	18,969	3,761	19.8%

Total revenues	$1,316,388	$1,108,786	$207,602	18.7%

     In the second quarter of 2006, our revenues were $1.32 billion, increasing by $207.6 million, or 18.7%, compared to prior year. This increase in revenues was primarily caused by demand-driven increases to sales prices in all regions, but particularly in the metallurgical coal markets of Australia and Appalachia. In the second quarter 2006, sales prices in our U.S. mining operations increased $1.04 per ton, or 6.4%, and sales prices in our Australian operations increased $21.35 per ton, or 31.2%. This revenue increase was also affected by increased sales volumes in the Powder River Basin and Midwest operations.

     Sales increased $203.8 million, or 18.7%, to $1.29 billion in 2006. Western U.S. Mining sales increased $23.4 million, Eastern U.S. Mining sales were $89.9 million higher, sales in Australian Mining improved $77.2 million and sales from our brokerage operations increased $13.3 million. Sales increased on improved pricing in every operating segment and through higher volumes in our Powder River Basin, Midwest and Australia operations. In most segments our average sales price per ton increased due to increased demand for our coal products, but particularly in the regions where we produce metallurgical coal. We sell metallurgical coal from our Eastern U.S. and Australian Mining operations, and we sell ultra-low sulfur Powder River Basin coal from our Western U.S. Mining operations.
     Sales increased in our Western U.S. Mining operations due to higher volumes at our Powder River Basin operations, partially offset by the impacts from the delayed installation and start up of new longwall equipment at our Twentymile Mine and the termination of operations at our Black Mesa and Seneca mines in late 2005. Sales at our Powder River Basin operations improved $57.3 million due to increased sales volumes and prices. Powder River Basin production and sales volumes were up as a result of strong demand for the mines’ low-sulfur product and improved rail conditions compared to 2005, when the region was dealing with train derailments and subsequent rail maintenance. Sales at our Colorado operations decreased $23.9 million primarily due to the above mentioned start up delays at our Twentymile Mine, and sales at our Southwest operations were down $10.0 million mainly due to the termination of operations at our Black Mesa Mine. The increase in Eastern U.S. Mining operations’ sales was primarily due to improved pricing for both steam and metallurgical coal from the region and higher sales volumes in the Midwest operations. Sales in Appalachia increased $53.1 million, or 24.8% and sales in the Midwest increased $36.8 million, or 17.4%. On average, prices in our Eastern U.S. Mining operations increased 10.4% to $36.70 per ton and, as discussed above, were mainly driven by increases in metallurgical coal prices. Production increased in the Midwest mainly due to newly developed mines that began operation in late 2005. Additional longwall moves at one mine, along with geologic and equipment issues at contract miner operations resulted in lower production at our Appalachia operations. Sales from our Australian Mining operations increased $77.2 million, or 55.0%. The increase in Australian sales was due primarily to a 31.2% increase in per ton sales prices, largely due to higher international metallurgical coal prices. Brokerage operations’ sales increased $13.3 million in 2006 compared to prior year due to an increase in average per ton sales prices.
     Other revenues increased $3.8 million, or 19.8%, compared to prior year primarily due to proceeds from a producer buy-out of a coal purchase contract and higher trading results, partially offset by customers idling their synthetic fuel plants, which became uneconomical as crude oil prices rose above certain levels.
Segment Adjusted EBITDA
     Our total segment Adjusted EBITDA was $295.2 million for the second quarter of 2006, compared with $264.5 million in the prior year, detailed as follows.

			Increase (Decrease) to
	Three Months Ended June 30,		Segment Adjusted EBITDA
(Dollars in thousands)	2006	2005	$	%
Western U.S. Mining Operations	$99,989	$105,639	$(5,650)	(5.3%)
Eastern U.S. Mining Operations	108,094	95,898	12,196	12.7%
Australian Mining Operations	65,928	47,479	18,449	38.9%
Trading and Brokerage Operations	21,199	15,439	5,760	37.3%

Total segment Adjusted EBITDA	$295,210	$264,455	$30,755	11.6%

     Adjusted EBITDA from our Western U.S. Mining operations decreased $5.7 million during 2006 reflecting an average margin per ton decrease of $0.29 per ton, partially offset by an increase in sales volume of 2.1 million tons. The decrease in Adjusted EBITDA was primarily due to delayed installation and start up of new longwall equipment at our Twentymile Mine partially offset by improved sales volume at our Powder River Basin operations. The conditions at Twentymile Mine resulted in lower production and higher costs for power, materials and labor, representing a 69% increase in costs per ton for the mine. This decrease was partially offset by higher sales volumes of 4.9 million tons in the Powder River Basin due to improved rail conditions compared to 2005. The Powder River Basin operations have continued to experience rail delays in 2006 due to rail maintenance; however, the impact of these delays is less in 2006 as compared to 2005. The Powder River operations also experienced increased unit costs that resulted from higher fuel costs, lower than anticipated volume due to rail and weather-related difficulties and an increase in revenue-based royalties and production taxes. Adjusted EBITDA for our Southwest operations was similar to prior year results, but reflected lower volumes due to the termination of operations at the Black Mesa Mine in late 2005 offset by lower costs in 2006 due to a $13.4 million charge in 2005 to provide an allowance for disputed receivables.
     Eastern U.S. Mining operations’ Adjusted EBITDA increased $12.2 million, or 12.7%, compared to prior year primarily due to an increase in margin per ton of $0.39, or 5.4% and higher sales volumes. Appalachia operations’ Adjusted EBITDA increased $8.6 million, or 16.3%, as a result of sales price increases and improved production at one mine upon overcoming certain geologic conditions in the prior year. This increase in Appalachian operations’ Adjusted EBITDA was partially offset by lower production at one mine due to geologic and equipment issues, and higher costs at another mine associated with longwall moves. Results in our Midwest operations improved $3.6 million, or 8.4%, compared to prior year as benefits of higher prices, product mix and higher volumes were partially offset by higher costs due to fuel and explosives costs and lower margins related to the idling of the synthetic fuel plants.
     Our Australian Mining operations’ Adjusted EBITDA increased $18.4 million in the current year, a 38.9% increase compared to prior year due to an increase of $4.07, or 17.6%, in margin per ton and an increase in tons sold. Our Australian operations mainly benefited from increased sales prices, which helped overcome higher costs at our underground mine. In the second quarter of 2006, we installed and placed into operation new longwall equipment at our underground mine.
     Trading and Brokerage operations’ Adjusted EBITDA increased $5.8 million from the prior year due to proceeds from a producer buy-out of a coal purchase contract and higher trading results.
Income Before Income Taxes and Minority Interests
     The following table presents income before income taxes and minority interests for the three months ended June 30, 2006 and 2005:

			Increase (Decrease)
	Three Months Ended June 30,		to Income
(Dollars in thousands)	2006	2005	$	%
Total segment Adjusted EBITDA	$295,210	$264,455	$30,755	11.6%
Corporate and Other Adjusted EBITDA	(16,412)	(48,675)	32,263	66.3%
Depreciation, depletion, and amortization	(91,475)	(79,309)	(12,166)	(15.3%)
Asset retirement obligation expense	(11,628)	(7,162)	(4,466)	(62.4%)
Interest expense	(25,338)	(25,205)	(133)	(0.5%)
Interest income	1,534	1,810	(276)	(15.2%)

Income before income taxes and minority interests	$151,891	$105,914	$45,977	43.4%

     Income before income taxes and minority interests of $151.9 million for the quarter is $46.0 million, or 43.4%, higher than prior year primarily due to improved segment Adjusted EBITDA as discussed above. Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income from our Venezuelan joint venture, net gains on asset disposals or exchanges, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development, Btu conversion, and resource management. The $32.3 million decrease in Corporate and Other Adjusted EBITDA (net expense) in 2006 compared to 2005 was mainly due to a $33.6 million increase in net gains on the disposal or exchange of assets. In the second quarter of 2006, we recorded a $39.2 million gain on exchange of coal reserves (see Note 3), partially offset by the higher amount of net gains from the sale of non-strategic land and coal reserves in 2005 compared to 2006.
     Depreciation, depletion and amortization increased $12.2 million in 2006 due to higher production and capital expenditures in 2006 and higher amortization in 2006 compared to 2005 due to the amortization of contract liabilities in 2005 related to 2004 acquisitions.

Net Income
     The following table presents net income for the three months ended June 30, 2006 and 2005:

			Increase (Decrease)
	Three Months Ended June 30,		to Income
(Dollars in thousands)	2006	2005	$	%
Income before income taxes and minority interests	$151,891	$105,914	$45,977	43.4%
Income tax (provision) benefit	3,318	(10,162)	13,480	132.7%
Minority interests	(1,775)	(498)	(1,277)	(256.4%)

Net income	$153,434	$95,254	$58,180	61.1%

     Net income increased $58.2 million compared to the second quarter of 2005 due to the increase in income before income taxes and minority interests discussed above and to an income tax benefit. The income tax benefit for the second quarter of 2006 related primarily to increased percentage depletion and a reduction in tax reserves resulting from the favorable finalization of former parent companies federal tax audits, partially offset by higher pretax earnings in 2006.
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
Summary
     In the first six months of 2006, our revenues of $2.63 billion increased 20.2% over the prior year. Revenues were driven higher by improved pricing in nearly all of our mining operations as well as demand-driven increases in volumes in the Powder River Basin and Midwest. In the first six months of 2006, Segment Adjusted EBITDA of $619.5 million was a 31.3% increase over the prior year, primarily due to increases in sales prices at our U.S. and Australian Mining Operations. Delayed installation and start up of new longwall equipment reduced the results of both our Western and Australian operating segments in 2006, and additional longwall moves at our Appalachian operations reduced our Eastern operating segment results. Also impacting our 2006 results were the termination of operations at our Black Mesa and Seneca mines, which occurred in late 2005. Net income was $283.7 million for the six months ended June 30, 2006, or $1.05 per share, an increase of 92.8% over 2005 net income of $147.1 million, or $0.55 per share.
Tons Sold
     The following table presents tons sold by operating segment for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,		Increase
(Tons in millions)	2006	2005	Tons	%
Western U.S. Mining Operations	78.6	75.4	3.2	4.2%
Eastern U.S. Mining Operations	27.8	26.2	1.6	6.1%
Australian Mining Operations	4.3	4.1	0.2	4.9%
Trading and Brokerage Operations	11.4	11.2	0.2	1.8%

Total tons sold	122.1	116.9	5.2	4.4%

Revenues
     The following table presents revenues for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,		Increase to Revenues
(Dollars in thousands)	2006	2005	$	%
Sales	$2,582,564	$2,152,338	$430,226	20.0%
Other revenues	45,634	33,928	11,706	34.5%

Total revenues	$2,628,198	$2,186,266	$441,932	20.2%

     In the first six months of 2006, our revenues were $2.63 billion, increasing by $441.9 million, or 20.2%, compared to prior year. This increase in revenues was primarily caused by increases to sales prices in all regions, but particularly in the metallurgical coal markets of Appalachia and Australia.
     Sales increased 20.0% to $2.58 billion in 2006. Western U.S. Mining sales increased $51.1 million, Eastern U.S. Mining sales were $178.9 million higher, sales in Australian Mining improved $126.8 million and sales from our brokerage operations increased $73.4 million. Sales increased on improved pricing in every operating segment and through higher volumes in our Powder River Basin and Midwest operations and our international brokerage business. Our average U.S. mining sales price per ton increased $1.34 per ton, or 8.3% in the first six months of 2006 compared to the prior year as strong demand continued for our coal products.
     Sales increased in our Western U.S. Mining operations due to higher volumes and prices at our Powder River Basin operations, partially offset by the impacts from the delayed installation and start up of new longwall equipment at our Twentymile Mine and by the impacts of the termination of operations at our Black Mesa and Seneca mines in late 2005. Overall, prices in our Western U.S. Mining operations increased 2.2% to $10.59 per ton. In the West, sales increased in the Powder River Basin, which improved $103.8 million due to increased sales volumes and prices. Powder River Basin production and sales volumes were up as a result of strong demand for the mines’ low-sulfur product and improved rail conditions compared to 2005. Sales decreased $24.0 million at our Colorado operations primarily due to the above mentioned start up delays at our Twentymile Mine and decreased $28.7 million at our Southwest operations due to the termination of operations at our Black Mesa Mine. The increase in Eastern U.S. Mining operations’ sales was primarily due to improved pricing for both steam and metallurgical coal from the region. Sales in Appalachia increased $91.5 million, or 21.7% and sales in the Midwest increased $87.4 million, or 20.8%. On average, prices in our Eastern U.S. Mining operations increased 12.5% to $37.08 per ton and, as discussed above, were mainly driven by increases in metallurgical coal prices. Production in our Appalachian operations was lower due to additional longwall moves at one of our mines along with geologic and equipment issues at contract miner operations. Production increased in the Midwest mainly due to newly developed mines that began operation in late 2005. Sales from our Australian Mining operations were $126.8 million, or 52.1%, higher than in 2005. The increase in Australian sales was due primarily to a 45.6% increase in per ton sales prices to $86.77 per ton, largely due to higher international metallurgical coal prices. Brokerage operations’ sales increased $73.4 million in 2006 compared to prior year due to an increase in average per ton sales prices and higher sales volumes.
     Other revenues increased $11.7 million, or 34.5%, compared to prior year primarily due to proceeds from a producer buy-out of a coal purchase contract and higher trading results, partially offset by customers idling their synthetic fuel plants.

Segment Adjusted EBITDA
     Our total segment Adjusted EBITDA was $619.5 million for the six months ended June 30, 2006, compared with $471.9 million in the prior year, detailed as follows.

			Increase to Segment
	Six Months Ended June 30,		Adjusted EBITDA
(Dollars in thousands)	2006	2005	$	%
Western U.S. Mining Operations	$227,782	$226,064	$1,718	0.8%
Eastern U.S. Mining Operations	240,638	190,704	49,934	26.2%
Australian Mining Operations	113,684	61,565	52,119	84.7%
Trading and Brokerage Operations	37,378	(6,429)	43,807	n/a

Total segment Adjusted EBITDA	$619,482	$471,904	$147,578	31.3%

     Adjusted EBITDA from our Western U.S. Mining operations increased $1.7 million during 2006 reflecting an increase in sales volume of 3.2 million tons, negatively impacted by a margin per ton decrease of $0.10. The increase in Adjusted EBITDA was driven by higher sales volumes of 7.2 million tons in the Powder River Basin due to improved rail conditions compared to 2005. The Powder River operations experienced increased unit costs that resulted from higher fuel costs, lower than anticipated volume due to rail and weather-related difficulties, and an increase in revenue-based royalties and production taxes. This increase in Adjusted EBITDA was partially offset by impacts from the delayed installation and start up of new longwall equipment at our Twentymile Mine, which resulted in lower production and a 64% cost per ton increase. Adjusted EBITDA for our Southwest operations was similar to prior year results, but reflected lower volumes due to the termination of operations at the Black Mesa Mine in late 2005 offset by lower costs due to a $13.4 million charge in 2005 to provide an allowance for disputed receivables.
     Eastern U.S. Mining operations’ Adjusted EBITDA increased $49.9 million, or 26.2%, compared to prior year primarily due to an increase in margin per ton of $1.36, or 18.7% and higher sales volumes. Appalachia operations’ Adjusted EBITDA increased $26.0 million, or 23.9%, as a result of sales price increases and improved production at one mine upon overcoming certain geologic conditions in the prior year, partially offset by lower production at one mine due to geologic issues and higher costs at another mine associated with longwall moves. Results in our Midwest operations were improved $23.9 million, or 29.2%, compared to prior year as benefits of higher volumes, product mix and prices were partially offset by higher costs due to higher fuel and explosives costs and lower margins related to customers idling their synthetic fuel plants. The six month 2006 results also included $8.9 million of income from a settlement related to customer billings regarding coal quality.
     Our Australian Mining operations’ Adjusted EBITDA increased $52.1 million in the current year, an 84.7% increase compared to prior year due to an increase of $11.58, or 77.1%, in margin per ton and an increase in tons sold. Our Australian operations produce mostly (75% to 85%) high margin metallurgical coal. Strong metallurgical coal sales prices led to improvements to our Australian results, but were limited by the impact of higher costs due to geological problems at our underground mine.
     Trading and Brokerage operations’ Adjusted EBITDA increased $43.8 million from the prior year. The 2005 results included a $14.1 million loss associated with the failure of a coal supplier to ship under a coal supply agreement (see Note 3). In 2006, trading and brokerage results include the producer contract buy-out, improved brokerage margins and increased volumes.

Income Before Income Taxes and Minority Interests
     The following table presents income before income taxes and minority interests for the six months ended June 30, 2006 and 2005:

			Increase (Decrease)
	Six Months Ended June 30,		to Income
(Dollars in thousands)	2006	2005	$	%
Total segment Adjusted EBITDA	$619,482	$471,904	$147,578	31.3%
Corporate and Other Adjusted EBITDA	(81,264)	(90,173)	8,909	9.9%
Depreciation, depletion, and amortization	(172,439)	(155,262)	(17,177)	(11.1%)
Asset retirement obligation expense	(18,843)	(16,357)	(2,486)	(15.2%)
Interest expense	(52,738)	(50,761)	(1,977)	(3.9%)
Interest income	4,140	3,183	957	30.1%

Income before income taxes and minority interests	$298,338	$162,534	$135,804	83.6%

     Income before income taxes and minority interests of $298.3 million for the first six months of 2006 is $135.8 million, or 83.6%, higher than prior year primarily due to improved segment Adjusted EBITDA as discussed above.
     Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income from our Venezuelan joint venture, net gains on asset disposals or exchanges, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development, Btu conversion, and resource management. The $8.9 million improvement in Corporate and Other primarily included higher gains on the disposal or exchange of assets of $11.7 million, higher income of $4.5 million in 2006 from our 25.5% interest in Carbones del Guasare, which owns and operates the Paso Diablo Mine in Venezuela, partially offset by an $8.9 million increase in selling and administrative expenses. The higher gains on disposal or exchange of assets of $11.7 million primarily related to a $39.2 million gain on exchange of coal reserves (see Note 3), partially offset by the recognition of a $31.1 million gain in 2005 from the sale of our remaining interest in PVR units.
     Selling and administrative expenses increased by $8.9 million primarily related to accruals for higher long-term performance-based incentive plans, the expensing of stock options required beginning January 1, 2006, and higher outside service costs primarily related to a significant upgrade in our enterprise resource planning system and costs of process and management improvement initiatives. To support continued growth and globalization of our businesses, we are converting our existing information systems across the major business processes to an integrated information technology system provided by SAP AG. The project began in the first quarter of 2006 and is expected to be completed in approximately two years.
     Depreciation, depletion and amortization increased $17.2 million in 2006 due to higher production and capital expenditures as well as higher amortization in 2006 compared to 2005 due to the amortization of contract liabilities in 2005 related to 2004 acquisitions.

Net Income
     The following table presents net income for the six months ended June 30, 2006 and 2005:

			Increase (Decrease)
	Six Months Ended June 30,		to Income
(Dollars in thousands)	2006	2005	$	%
Income before income taxes and minority interests	$298,338	$162,534	$135,804	83.6%
Income tax provision	(8,248)	(14,586)	6,338	43.5%
Minority interests	(6,434)	(804)	(5,630)	(700.2%)

Net income	$283,656	$147,144	$136,512	92.8%

     Net income increased $136.5 million compared to the first six months of 2006 due to the increase in income before income taxes and minority interests discussed above and a lower income tax provision, partially offset by an increase in minority interests. The lower income tax provision resulted from increased percentage depletion and a reduction in tax reserves resulting from the favorable finalization of former parent companies federal tax audits, partially offset by higher pre-tax income. Minority interests increased as a result of acquiring additional interest in a joint venture near the end of the first quarter of 2006.
Outlook
Events Impacting Near-Term Operations
     In the second quarter of 2006, we encountered delays in the installation and start up of new longwall equipment at our Twentymile Mine, which decreased production and operating results. Shipments from our Powder River Basin mines were impacted in the first half of 2006 by rail service disruptions related to ongoing operating issues even though these impacts were significantly less than the 2005 impacts of train derailments and subsequent problems. Rail carriers are expected to continue in-depth maintenance on their track throughout 2006. We expect higher shipment levels from our PRB operations in 2006 compared with 2005, but are cautious about our ability to reach targeted shipment levels.
     In the second quarter of 2006, our North Goonyella Mine in Australia installed and started-up new longwall equipment to increase operating performance. We expect that the new longwall equipment will assist in stabilizing some previously encountered adverse geologic issues, and near-term results may be impacted as we work toward optimizing the benefits of this new equipment. Also, in 2005 our Australian operations experienced delayed shipments and high demurrage costs due to port congestion and unpredictable vessel loading schedules. These shipping issues were aggravated by two cyclones in Eastern Australia in early 2006. Although port congestion has been reduced, demurrage costs and unpredictable timing of vessel loading could impact future results.
Long-term Overview
     Our outlook for the coal markets remains positive. We believe strong coal markets will continue worldwide, driven by growth in the U.S., Asia and other industrialized economies that are increasing coal demand.
     Strong demand for coal in the U.S. is being driven by the growing economy and high prices of natural gas and oil. The U.S. economy grew at an annual rate of 3.5% in 2005 and an annual rate of 2.5% in the second quarter of 2006 as reported by the U.S. Commerce Department. At June 30, 2006, both natural gas and oil prices remained at high levels. Natural gas prices exited a very mild 2005 winter at forward prices of $7 to $10 per million Btu, and world oil and gas production struggles to keep pace with demand. The U.S. Department of Energy’s National Energy Technology Laboratory reported that 153 coal-fueled generating plants have been announced or are in development. The EIA projects that the high price of oil will lead to an increase in demand for unconventional sources of transportation fuel, including Btu conversion technologies such as coal-to-liquids and coal gasification, and that coal will increase its share as a fuel for generation of electricity.

     Demand for Powder River Basin coal is increasing, particularly for our ultra-low sulfur products. The Powder River Basin represents more than half of our production, and the published reference price for high-Btu, ultra-low sulfur Powder River Basin coal has increased substantially in the past year. We control approximately 3.5 billion tons of proven and probable reserves in the Powder River Basin and we sold 68.0 million tons of coal from this region in the first half of 2006, an increase of 11.9% over the prior year.
     Global coal markets continue to grow, also driven by increased demand from growing economies. China’s economy grew 11.3% in the second quarter of 2006 as published by the National Bureau of Statistics of China. Metallurgical coal continues to sell at a significant premium to steam coal, and metallurgical markets remain strong as global steel production grew more than 8% through May 2006. We expect to capitalize on the strong global market for metallurgical coal primarily through production and sales of metallurgical coal from our Appalachia operations and our Australian operations. In response to growing international markets, we are establishing a European trading desk.
     We are targeting 2006 production of 230 million to 240 million tons and total sales volume of 255 million to 265 million tons, including 12 to 14 million tons of metallurgical coal. As of June 30, 2006, our unpriced volumes for produced tonnage were 60 to 70 million tons for 2007 and 130 to 140 million tons for 2008.
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
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and financing transactions, including the sale of our accounts receivable (through our securitization program). Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations as well as planned acquisitions. Our ability to pay dividends, service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. Future dividends, among other things, are subject to limitations imposed by our 6.875% Senior Notes, 5.875% Senior Notes and Senior Secured Credit Facility covenants. We expect to fund all of our capital expenditure requirements with cash generated from operations, and during 2005 and as of June 30, 2006 have had no borrowings outstanding under our $900.0 million revolving line of credit, which we use primarily for standby letters of credit. This provides us with available borrowing capacity ($493.5 million as of June 30, 2006) to use to fund strategic acquisitions or meet other financing needs. We were in compliance with all of the covenants of the Senior Secured Credit Facility, the 6.875% Senior Notes and the 5.875% Senior Notes as of June 30, 2006.
     Net cash provided by operating activities was $213.4 million for the six months ended June 30, 2006 compared to $253.6 million provided by operating activities for the six months ended June 30, 2005. The decrease was primarily related to the timing of working capital needs partially offset by stronger operational performance in 2006.
     Net cash used in investing activities was $349.2 million for the six months ended June 30, 2006 compared to $190.2 million used in the six months ended June 30, 2005. The increase reflects higher capital expenditures, the acquisition of an additional interest in a joint venture, and lower proceeds from the disposal of assets in 2006. The additional capital expenditures included longwall equipment and mine development at our Australian mines, longwall replacement at our Twentymile mine, the opening of new mines and upgrading of existing mines in the Midwest and Appalachia, and the purchase of expansion equipment. Many of these projects began in the fourth quarter of 2005. In the six months ended June 30, 2005, we acquired mining assets, including 70 million tons of Illinois and Indiana coal reserves, surface properties and equipment, from Lexington Coal Company for $61.0 million with cash used in investing activities including $56.5 million of the outlay as it related to reserves and equipment. Proceeds from the disposal of assets in 2005 primarily reflects the sale of our remaining 0.838 million PVR units, while the 2006 proceeds primarily reflect the sale of non-strategic land and coal reserves.
     Net cash used in financing activities was $48.7 million during the six months ended June 30, 2006 compared to cash provided by financing activities of $6.3 million in the prior year. The 2006 long-term debt payments include a $19.2 million repayment of bank notes held by a majority-owned joint venture and the $7.7 million purchase of a portion of our 5.875% Senior Notes in the open market. In 2006, we repurchased 250,000 shares of our common stock under a Board approved repurchase program, utilizing $11.5 million. The 2006 activity compared to 2005 also reflects higher dividend payments of $12.2 million and lower proceeds from the exercise of stock options of $3.6 million. The 2005 activity includes an increase in the usage of our accounts receivable securitization program by $25.0 million.
     The 2006 financing activity also includes a $26.5 million tax benefit related to stock option exercises included in financing activity based on the newly adopted accounting standard for share-based compensation (see “Newly Adopted Accounting Pronouncements” below for more discussion about the adoption of this standard). In 2005, this tax benefit related to stock option exercises was included in operating activities.
     In the second quarter of 2006, Fitch Ratings upgraded the ratings on our senior secured term loan and revolving credit facility to BBB from BBB- and on our 6.875% Senior Notes and 5.875% Senior Notes due 2013 and 2016, respectively, to BBB- from BB+, citing our well-diversified operations, good control of low-cost production, strong liquidity and moderate leverage. In the first quarter of 2006, Moody’s Investor Services upgraded our corporate rating to Ba1 from Ba2 and the senior unsecured rating to Ba2 from Ba3. These security ratings reflect the views of the rating agency only. An explanation of the significance of these ratings may be obtained from the rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.
Transactions and Subsequent Events
     In July 2006, we entered into a merger agreement to acquire Excel. The merger agreement contemplates that one of our wholly-owned subsidiaries will acquire Excel by means of a scheme of arrangement transaction under Australian law, pursuant to which we will pay A$8.50 per share (US$6.21) for all outstanding shares of Excel, representing a total acquisition price of approximately US$1.34 billion plus assumed debt of approximately US$190 million. We expect to finance the transaction with a combination of available cash, a draw on our credit facility, and/or the proceeds from the issuance of debt or equity securities. We have obtained commitments for up to US$1.5 billion of senior unsecured loans. We do not intend to draw down on this bridge financing unless funds from the contemplated equity or debt offerings are unavailable at the time of closing. Closing is targeted for early in the fourth quarter 2006.
Contractual Obligations
     At June 30, 2006, we had $102.7 million of purchase obligations for capital expenditures and $534.6 million of obligations related to federal coal reserve lease payments due over the next three years. At June 30, 2006, total capital expenditures for 2006 are expected to range from $450 million to $525 million, excluding federal coal reserve lease payments. Approximately 60% of projected 2006 capital expenditures relates to replacement, improvement, or expansion of existing mines, particularly in Appalachia and the Midwest. Approximately $9 million of the expenditures relate to safety equipment that will be utilized to comply with recently issued federal and state regulations. The remainder of the expenditures relate to growth initiatives such as increasing capacity in the Powder River Basin. We anticipate funding these capital expenditures primarily through operating cash flow.

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
     In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit (“Conduit”). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. The securitization program is scheduled to expire in September 2009, and the maximum amount of undivided interests in accounts receivable that may be sold to the Conduit is $225.0 million. The securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the condensed consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit was $225.0 million as of June 30, 2006 and December 31, 2005.
     In March 2006, we issued a guarantee for certain equipment lease arrangements with maximum potential future payments totaling $3.1 million at June 30, 2006 and with lease terms that extend to April 2010. There were no other material changes to our off-balance sheet arrangements during the six months ended June 30, 2006. See Note 11 to our unaudited condensed consolidated financial statements included in this report for a discussion of our guarantees. All off-balance sheet arrangements are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report on Form 10-K.
Newly Adopted Accounting Pronouncements
     We adopted EITF Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry,” on January 1, 2006 and utilized the cumulative effect adjustment approach whereby a cumulative effect adjustment reduced retained earnings by $150.3 million, net of tax. EITF Issue No. 04-6 states “that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.” Advance stripping costs include those costs necessary to remove overburden above an unmined coal seam as part of the surface mining process and prior to the adoption were included as the “work-in-process” component of “Inventories” in the consolidated balance sheet. EITF Issue No. 04-6 and its interpretations require stripping costs incurred during a period to be attributed only to the inventory costs of the coal that is extracted during that same period, and therefore, advance stripping costs are no longer included as a separate component of inventory.
     On January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Prior to January 1, 2006, we applied APB Opinion No. 25 and related interpretations in accounting for our stock option plans, as permitted under SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. We applied SFAS No. 123(R) through use of the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) also requires that the excess income tax benefits from stock options exercised be recorded as financing cash inflow on the statements of cash flows. The excess income tax benefit from stock option exercises during 2005 is included in operating cash flows, netted in deferred tax activity.

     For share-based payment instruments excluding restricted stock, we recognized $6.0 million (or $0.02 per diluted share) and $3.6 million (or $0.01 per diluted share) of expense, net of taxes, for the three months ended June 30, 2006 and 2005, respectively, and $12.4 million (or $0.05 per diluted share) and $6.6 million (or $0.02 per diluted share) of expense, net of taxes, for the six months ended June 30, 2006 and 2005, respectively. As a result of adopting SFAS 123(R), our net income for the three and six months ended June 30, 2006 was $1.6 million (or $0.01 per diluted share) and $1.2 million (or under $0.01 per diluted share) higher, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. We used the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan share-based payments made before and after the adoption of SFAS No. 123(R). We began utilizing restricted stock as part of our equity-based compensation strategy in January 2005. Accounting for restricted stock awards was not changed by the adoption of SFAS 123(R). As of June 30, 2006, the total unrecognized compensation cost related to nonvested awards was $33.6 million, net of taxes, which is expected to be recognized over 5.0 years with a weighted-average period of 1.3 years. See Note 6 to our unaudited condensed consolidated financial statements for further discussion of our share-based compensation plans.
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
     We account for coal trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, options and swaps, at market value in our consolidated financial statements. Our trading portfolio included forwards as of June 30, 2006 and December 31, 2005.
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

     During the six months ended June 30, 2006, the actual low, high and average values at risk for our coal trading portfolio were $1.0 million, $1.6 million and $1.3 million, respectively. As of June 30, 2006, the timing of the estimated future realization of the value of our trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2006	51%
2007	14%
2008	30%
2009	5%

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
Foreign Currency Risk
     We utilize currency forwards to hedge currency risk associated with anticipated Australian dollar expenditures. Our currency hedging program for 2006 involves hedging approximately 70% of our anticipated, non-capital Australian dollar-denominated expenditures. As of June 30, 2006, we had in place forward contracts designated as cash flow hedges with notional amounts outstanding totaling A$929.5 million of which A$216.0 million, A$402.5 million, A$221.0 million and A$90.0 million will expire in 2006, 2007, 2008, and 2009, respectively. Our current expectation for the remaining 2006 non-capital, Australian dollar-denominated cash expenditures is approximately $320 million. A change in the Australian dollar/U.S. dollar exchange rate of US$0.01 (ignoring the effects of hedging) would result in an increase or decrease in our “Operating costs and expenses” of $6.3 million per year.
Interest Rate Risk
     Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we manage fixed rate debt as a percent of net debt through the use of various hedging instruments. As of June 30, 2006, after taking into consideration the effects of interest rate swaps, we had $840.6 million of fixed-rate borrowings and $540.1 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $5.4 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $46.7 million decrease in the estimated fair value of these borrowings.

Other Non-trading Activities
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 90% of our sales volume under long-term coal supply agreements during 2005 and 2004. As of June 30, 2006, we had 60 to 70 million tons and 130 to 140 million tons for 2007 and 2008, respectively, of expected production (including steam and metallurgical coal production) available for sale or repricing at market prices. We have an annual metallurgical coal production capacity of 12 to 14 million tons.
     Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. To manage this risk, we use a combination of forward contracts with our suppliers and financial derivative contracts, primarily swap contracts with financial institutions. In addition, we utilize derivative contracts to hedge our commodity price exposure. As of June 30, 2006, we had derivative contracts outstanding that are designated as cash flow hedges of anticipated purchases of fuel and explosives.
     Notional amounts outstanding under fuel-related contracts, scheduled to expire through 2007, were 27.4 million gallons of heating oil and 12.2 million gallons of crude oil. In addition, we have previously secured fixed price contracts for 5.0 million gallons of fuel. In May 2006, we entered into option contracts to hedge 90% of the then unhedged 2006 volumes. Under these contracts, we had notional amounts outstanding of 22.0 million gallons of crude oil, with scheduled expirations through December 2006, at June 30, 2006. We expect to consume 95 to 100 million gallons of fuel per year. On a per gallon basis, based on this usage, a change in fuel prices of one cent per gallon (ignoring the effects of hedging) would result in an increase or decrease in our operating costs of approximately $1 million per year. Alternatively, a one dollar per barrel change in the price of crude oil would increase or decrease our annual fuel costs (ignoring the effects of hedging) by approximately $2.3 million.
     Notional amounts outstanding under explosives-related swap contracts, scheduled to expire through 2009, were 4.6 million mmbtu of natural gas. We expect to consume 280,000 to 290,000 tons of explosives per year. Through our natural gas hedge contracts, we have fixed prices for approximately 38% of our anticipated explosives requirements for the remainder of 2006. Based on our expected usage, a change in natural gas prices of ten cents per mmbtu (ignoring the effects of hedging) would result in an increase or decrease in our operating costs of approximately $0.5 million per year.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2006 and has concluded that the disclosure controls and procedures were adequate and effective.
     Additionally, during the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings brought against us by Gulf Power Company, the Navajo Nation, the Hopi and Quapaw Tribes, two class action lawsuits brought on behalf of the residents of the towns of Cardin, Quapaw and Picher, Oklahoma and natural resource damage claims asserted by Oklahoma and several other parties, which information is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders.
     Peabody Energy Corporation’s annual meeting of stockholders was held on May 5, 2006. The shares of common stock eligible to vote were based on a record date of March 15, 2006. Five Class II directors were elected to serve for three-year terms expiring in 2009. A tabulation of votes for each director is set forth below:

	For	Withheld
Gregory H. Boyce	179,297,231	64,172,742
William E. James	176,158,862	67,311,112
Robert B. Karn III	177,857,724	65,612,249
Henry E. Lentz	176,648,604	66,821,370
Blanche M. Touhill	158,343,978	85,125,996
     Stockholders also voted to ratify Ernst & Young LLP as our independent registered public accounting firm for 2006 and voted to approve an increase in the number of authorized common stock shares from 400,000,000 shares to 800,000,000 shares. Four shareholder proposals were voted on at the annual meeting, including a proposal regarding formation of a special committee submitted by the Service Employees International Union, a proposal to require a majority of affirmative votes for the election of director nominees submitted by the Sheet Metal Workers’ National Pension Fund, a proposal to declassify the Board for the purpose of director elections submitted by the AFL-CIO Reserve Fund, and a proposal regarding water usage submitted by the Sierra Club. The result of the vote on each of these matters is set forth below:

				Broker
	For	Against	Abstentions	Non-votes
Ratification of independent registered public accounting firm	242,261,781	936,207	271,983	—
Approval of increase in number of authorized common stock shares	222,607,228	20,558,024	304,713	—
Stockholder proposal regarding formation of special committee	76,872,526	137,948,625	989,758	27,659,064
Stockholder proposal regarding majority vote for election of director nominees	94,840,007	119,703,915	1,264,689	27,661,363
Stockholder proposal regarding declassification of Board	161,112,854	54,135,897	562,164	27,659,059
Stockholder proposal regarding water usage	18,377,909	174,766,810	21,946,898	28,378,356
     Each of the shareholder proposals submitted at the annual meeting was advisory in nature. The Nominating & Corporate Governance Committee, which consists entirely of independent directors, is evaluating the impact of the vote on these proposals and will recommend a course of action for consideration by the full Board.
Item 6. Exhibits.
     See Exhibit Index at page 43 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION

Date: August 7, 2006	By:	/s/ RICHARD A. NAVARRE Richard A. Navarre
Chief Financial Officer and
Executive Vice President of Corporate Development
(On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit

3.1*	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended.

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

4.1*	6 7/8% Senior Notes Due 2013 Ninth Supplemental Indenture, dated as of June 13, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

4.2*	6 7/8% Senior Notes Due 2013 Tenth Supplemental Indenture, dated as of June 30, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

4.3*	5 7/8% Senior Notes Due 2016 Seventh Supplemental Indenture, dated as of June 13, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

4.4*	5 7/8% Senior Notes Due 2016 Eighth Supplemental Indenture, dated as of June 30, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Financial Officer.

*	Filed herewith.