Form 10-Q
period 2006-09-30
PEABODY ENERGY CORP
filed 2006-11-07
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number: 1-16463
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 263,814,300 shares of common stock with a par value of $0.01 per share outstanding at October 27, 2006.

PART I – FINANCIAL INFORMATION
     Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Sales	$1,223,274	$1,191,282	$3,805,838	$3,343,620
Other revenues	41,714	32,228	87,348	66,156

Total revenues	1,264,988	1,223,510	3,893,186	3,409,776

COSTS AND EXPENSES
Operating costs and expenses	1,003,004	986,093	3,078,880	2,778,078
Depreciation, depletion and amortization	90,664	77,159	263,103	232,421
Asset retirement obligation expense	7,068	7,394	25,911	23,751
Selling and administrative expenses	31,488	57,009	118,793	135,440
Other operating income:
Net gain on disposal or exchange of assets	(35,040)	(47,577)	(94,309)	(95,151)
Income from equity affiliates	(5,200)	(7,453)	(19,132)	(25,760)

OPERATING PROFIT	173,004	150,885	519,940	360,997
Interest expense	26,392	25,327	79,130	76,088
Interest income	(1,886)	(3,218)	(6,026)	(6,401)

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	148,498	128,776	446,836	291,310
Income tax provision	2,657	14,714	10,905	29,300
Minority interests	3,833	722	10,267	1,526

NET INCOME	$142,008	$113,340	$425,664	$260,484

EARNINGS PER SHARE:
Basic	$0.54	$0.43	$1.61	$1.00
Diluted	$0.53	$0.42	$1.58	$0.97

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	263,444,254	262,432,394	263,631,134	261,591,722
Diluted	268,822,681	268,521,976	269,320,801	267,711,408

DIVIDENDS DECLARED PER SHARE	$0.06	$0.0475	$0.18	$0.1225
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$317,405	$503,278
Accounts receivable, net of allowance for doubtful accounts of $11,164 at September 30, 2006 and $10,853 at December 31, 2005	244,730	221,541
Inventories	181,444	389,771
Assets from coal trading activities	96,087	146,596
Deferred income taxes	94,124	9,027
Other current assets	84,409	54,431

Total current assets	1,018,199	1,324,644
Property, plant, equipment and mine development, net of accumulated depreciation, depletion and amortization of $1,910,429 at September 30, 2006 and $1,627,856 at December 31, 2005	5,565,540	5,177,708
Investments and other assets	644,798	349,654

Total assets	$7,228,537	$6,852,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$77,691	$22,585
Liabilities from coal trading activities	80,695	132,373
Accounts payable and accrued expenses	853,003	867,965

Total current liabilities	1,011,389	1,022,923
Long-term debt, less current maturities	1,624,912	1,382,921
Deferred income taxes	254,387	338,488
Asset retirement obligations	407,365	399,203
Workers’ compensation obligations	240,312	237,574
Accrued postretirement benefit costs	975,413	959,222
Other noncurrent liabilities	329,621	330,658

Total liabilities	4,843,399	4,670,989
Minority interests	15,506	2,550
Stockholders’ equity
Preferred Stock – $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2006 or December 31, 2005	—	—
Series A Junior Participating Preferred Stock - 1,500,000 shares authorized as a subset of the preferred stock, no shares issued or outstanding as of September 30, 2006 or December 31, 2005
Series Common Stock – $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of September 30, 2006 or December 31, 2005	—	—
Common Stock – $0.01 per share par value; 800,000,000 shares authorized, 266,251,651 shares issued and 263,544,333 shares outstanding as of September 30, 2006 and 400,000,000 shares authorized, 263,879,762 shares issued and 263,357,402 shares outstanding as of December 31, 2005	2,667	2,638
Additional paid-in capital	1,562,113	1,497,454
Retained earnings	956,790	729,086
Accumulated other comprehensive loss	(48,245)	(46,795)
Treasury shares, at cost: 2,707,318 shares as of September 30, 2006 and 522,360 shares as of December 31, 2005	(103,693)	(3,916)

Total stockholders’ equity	2,369,632	2,178,467

Total liabilities and stockholders’ equity	$7,228,537	$6,852,006

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$425,664	$260,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	263,103	232,421
Deferred income taxes	(74,753)	28,406
Amortization of debt discount and debt issuance costs	5,146	5,177
Net gain on disposal or exchange of assets	(94,309)	(95,151)
Income from equity affiliates	(19,132)	(25,760)
Dividends received from equity affiliates	9,935	6,082
Stock-based compensation	12,687	1,207
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable, net of sale	4,990	(67,754)
Inventories	(36,312)	(46,204)
Net assets from coal trading activities	(1,169)	7,444
Other current assets	(26,458)	(18,625)
Accounts payable and accrued expenses	(30,136)	119,229
Asset retirement obligations	(5,476)	(4,082)
Workers’ compensation obligations	2,738	6,943
Accrued postretirement benefit costs	16,191	6,167
Other, net	(18,411)	6,185

Net cash provided by operating activities	434,298	422,169

Cash Flows from Investing Activities
Acquisitions, net (including acquisition of 19.99% of Excel Coal Limited)	(352,367)	—
Additions to property, plant, equipment and mine development	(292,444)	(228,339)
Federal coal lease expenditures	(178,193)	(118,364)
Proceeds from disposal of assets	70,385	71,185
Purchase of mining assets	—	(56,500)
Increase in note receivable	(17,077)	—
Additions to advance mining royalties	(6,650)	(9,061)
Investment in joint venture	(1,471)	(2,000)

Net cash used in investing activities	(777,817)	(343,079)

Cash Flows from Financing Activities
Payments of long-term debt	(483,320)	(15,621)
Proceeds from long-term debt	440,750	11,459
Change in revolving line of credit	312,000	—
Common stock repurchase	(99,775)	—
Dividends paid	(47,628)	(32,041)
Increase of securitized interests in accounts receivable	—	25,000
Excess tax benefit related to stock options exercised	30,775	—
Proceeds from stock options exercised	12,834	19,958
Payment of debt issuance costs	(8,621)	—
Proceeds from employee stock purchases	4,518	3,010
Distributions to minority interests	(3,887)	(1,750)

Net cash provided by financing activities	157,646	10,015

Net increase (decrease) in cash and cash equivalents	(185,873)	89,105
Cash and cash equivalents at beginning of period	503,278	389,636

Cash and cash equivalents at end of period	$317,405	$478,741

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(dollars in thousands, except share data and where indicated)
(1) Basis of Presentation
     The consolidated financial statements include the accounts of Peabody Energy Corporation (“the Company”) and its controlled affiliates. All intercompany transactions, profits, and balances have been eliminated in consolidation.
     Effective February 22, 2006, the Company implemented a two-for-one stock split on all shares of its common stock. The Company had a similar two-for-one stock split on March 30, 2005. All share and per share amounts in these unaudited condensed consolidated financial statements and related notes reflect the stock splits.
     The accompanying condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2005 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006. Certain amounts in prior periods have been reclassified to conform to the report classifications as of September 30, 2006 and for the three and nine months ended September 30, 2006, with no effect on previously reported net income or stockholders’ equity.
(2) New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires recognition of the funded status of pension and other postretirement benefit plans (an asset for overfunded status or a liability for underfunded status) in a company’s balance sheet. In addition, recognition of actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) when determining a plan’s funded status is required, with the offset to accumulated other comprehensive income. SFAS No. 158 also requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the previously allowed use of earlier measurement dates.
     The Company is required to recognize the funded status of its defined benefit postretirement plans in its balance sheet for its fiscal year ending December 31, 2006. The requirement to measure plan assets and benefit obligations on fiscal-year-end balance sheets is effective for fiscal years ending December 31, 2008. The Company is currently evaluating the impact of this standard on its financial statements.
     In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle. The Company is currently evaluating the impact of this interpretation on its financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(3) Business Combinations and Acquisitions
     On July 5, 2006, the Company signed a Merger Implementation Agreement (the “Merger Implementation Agreement”) to acquire Excel Coal Limited (“Excel”), an independent coal company, by means of a scheme of arrangement transaction under Australian law (the “Transaction”). The Merger Implementation Agreement was amended on September 18, 2006, and the Company agreed to pay A$9.50 per share (US$7.16 as of the amendment date) for the outstanding shares of Excel. On September 20, 2006, as part of the amended agreement, the Company acquired 19.99% of the outstanding shares of Excel at A$9.50 per share (the “Advance Purchase”), resulting in payment of A$408.3 million, or US$307.8 million. The Company financed the Advance Purchase with borrowings under its new Senior Unsecured Credit Facility (see Note 7). The Company’s investment in Excel acquired under the Advance Purchase was recorded using the equity method of accounting as of September 30, 2006, and is included in Investments and other assets on the condensed consolidated balance sheet. On October 25, 2006, the Company acquired the remaining interest in Excel. See Note 15 for additional details of the Transaction.
(4) Resource Management and Other Commercial Events
     During the third quarter of 2006, the Company sold non-strategic coal reserves and surface lands located in Kentucky and West Virginia for proceeds of $34.6 million and recognized a gain of $30.0 million. Also, in June 2006, the Company exchanged with the Bureau of Land Management approximately 63 million tons of leased coal reserves at its Caballo mining operation for approximately 46 million tons of coal reserves contiguous with our North Antelope Rochelle mining operation. Based on the fair value of the coal reserves exchanged, the Company recognized a gain on assets exchanged totaling $39.2 million. This non-cash transaction is excluded from the statement of cash flows. The gains from these transactions are included in Gains on disposal or exchange of assets in the condensed consolidated income statements.
     The Company recognized $24.3 million and $35.8 million in the three and nine months ended September 30, 2006, respectively, in gains related to the settlement of commitments by a third party coal producer following a contract restructuring. The gains are included in Other revenues in the condensed consolidated income statements.
     In September 2005, the Company exchanged certain idle steam coal reserves for steam and metallurgical coal reserves as part of a contractual dispute settlement. Under the settlement, the Company received $10.0 million in cash, a new coal supply agreement that partially replaced the disputed coal supply agreement, and exchanged the idle steam coal reserves. As a result of the final settlement and based on the fair values of the items exchanged in the overall settlement transaction, the Company recorded net contract losses of $4.0 million and a gain on assets exchanged of $37.4 million. Also, in March 2005, the Company sold its remaining 0.838 million Penn Virginia Resource Partners, L.P. units for net proceeds of $41.9 million and recognized a $31.1 million gain on the sale. The gains from these transactions are included in Gains on disposal or exchange of assets in the condensed consolidated income statements.
(5) Inventories
     Inventories consisted of the following:

	September 30,	December 31,
	2006	2005
Saleable coal	$76,714	$64,274
Materials and supplies	82,180	65,942
Raw coal	22,550	14,033
Advance stripping	—	245,522

Total	$181,444	$389,771

     Advance stripping consisted of the costs to remove overburden above an unmined coal seam as part of the surface mining process. In March 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF Issue No. 04-6”). EITF Issue No. 04-6 and its interpretations require stripping costs incurred during a period to be attributed only to the inventory costs of the coal that is extracted during that same period. The Company adopted EITF Issue No. 04-6 on January 1, 2006 and utilized the cumulative effect adjustment approach whereby the cumulative effect adjustment reduced retained earnings by $150.3 million, net of tax. This non-cash

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
item is excluded from the statement of cash flows. Advance stripping costs are no longer included as a component of inventory.
(6) Assets and Liabilities from Coal Trading Activities
     The Company’s coal trading portfolio included forward and swap contracts as of September 30, 2006 and forward contracts as of December 31, 2005. The fair value of coal trading derivatives and related hedge contracts is set forth below:

	September 30, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
Forward contracts	$90,187	$71,449	$146,596	$131,988
Other	5,900	9,246	—	385

Total	$96,087	$80,695	$146,596	$132,373

     Of the contracts in the Company’s trading portfolio as of September 30, 2006, 99.5% were valued utilizing prices from over-the-counter market sources, adjusted for coal quality and traded transportation differentials, and 0.5% of the Company’s contracts were valued based on similar market transactions.
     As of September 30, 2006, the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2006	19%
2007	31%
2008	40%
2009	10%

100%

     At September 30, 2006, 72% of the Company’s credit exposure related to marked-to-market coal trading activities was with investment grade counterparties and 28% was with non-investment grade counterparties, which were primarily other coal producers. The Company’s coal trading operations traded 19.8 million tons and 13.7 million tons for the three months ended September 30, 2006 and 2005, respectively, and 48.5 million tons and 31.4 million tons for the nine months ended September 30, 2006 and 2005, respectively.
(7) Long-Term Debt
     The Company’s total indebtedness as of September 30, 2006 and December 31, 2005, consisted of the following:

	September 30,	December 31,
	2006	2005
Term Loan under Senior Unsecured Credit Facility	$440,000	$—
Term Loan under Senior Secured Credit Facility	—	442,500
Borrowings under Revolving Credit Facility	312,000	—
6.875% Senior Notes due 2013	650,000	650,000
5.875% Senior Notes due 2016	231,845	239,525
Fair value of interest rate swaps	(16,198)	(8,879)
5.0% Subordinated Note	58,805	66,693
Other	26,151	15,667

Total	$1,702,603	$1,405,506

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Credit Facility
     On September 15, 2006, the Company entered into a Third Amended and Restated Credit Agreement (the “Agreement”), which established a $2.75 billion senior unsecured credit facility (the “Senior Unsecured Credit Facility”) and which amended and restated in full the Company’s then existing $1.35 billion senior secured credit facility (the “Senior Secured Credit Facility”). The Senior Unsecured Credit Facility provides a $1.8 billion Revolving Credit Facility (the “Revolver”) and a $950.0 million Term Loan Facility (the “Term Loan Facility”).
     The Revolver replaced the Company’s previous $900.0 million revolving credit facility, and the increased capacity is intended to accommodate working capital needs, letters of credit, the funding of capital expenditures and other general corporate purposes. The Revolver also includes a $50.0 million sub-facility available for same-day swingline loan borrowings. In September 2006, the Company borrowed $312.0 million under the Revolver.
     The Term Loan Facility consists of an unsecured $440.0 million portion (the “Term Loan”), which was drawn at closing to replace the previous term loan ($437.5 million balance at time of replacement; $442.5 million at December 31, 2005) issued under the Senior Secured Credit Facility. The Term Loan Facility also includes a Delayed Draw Term Loan Sub-Facility of up to $510.0 million, which is available only if used for the acquisition of Excel (see Note 15). The Company incurred $8.6 million in financing costs, of which $5.6 million related to the Revolver and $3.0 million related to the Term Loan. These debt issuance costs will be amortized to interest expense over five years, the term of the Senior Unsecured Credit Facility.
     Loans under the facility are available to the Company in U.S. dollars, with a sub-facility under the Revolver available in Australian dollars, pounds sterling and Euros. Letters of credit under the Revolver are available to the Company in U.S. dollars with a sub-facility available in Australian dollars, pounds sterling and Euros. The interest rate payable on the Revolver and the Term Loan under the Senior Unsecured Credit Facility is LIBOR plus 1.0% with step-downs to LIBOR plus 0.50% based on improvement in the leverage ratio, as defined in the Agreement. The applicable rates for the Revolver and the Term Loan were 6.33% and 6.39%, respectively, at September 30, 2006.
     Under the Senior Unsecured Credit Facility, the Company must comply with certain financial covenants on a quarterly basis including a minimum interest coverage ratio and a maximum leverage ratio, as defined in the Agreement. The financial covenants also place limitations on the Company’s investments in joint ventures, unrestricted subsidiaries, indebtedness of non-loan parties, and the imposition of liens on Company assets. The new facility is less restrictive with respect to limitations on the Company’s dividend payments, capital expenditures, asset sales or stock repurchases. The Senior Unsecured Credit Facility matures on September 15, 2011.
Interest Rate Swaps
     Prior to completion of the Senior Unsecured Credit Facility, the Company had two $400.0 million interest rate swaps. A $400.0 million notional amount floating-to-fixed interest rate swap was designated as a hedge of changes in expected cash flows on the previous term loan under the Senior Secured Credit Facility. Under this swap, the Company paid a fixed rate of 6.764% and received a floating rate of LIBOR plus 2.5% that reset each March 15, June 15, September 15 and December 15 based upon the three-month LIBOR rate. A $400.0 million notional amount fixed-to-floating interest rate swap was designated as a hedge of the changes in the fair value of the 6.875% Senior Notes due 2013. Under this swap, the Company paid a floating rate of LIBOR plus 1.97% that reset each March 15, June 15, September 15 and December 15 based upon the three-month LIBOR rate and received a fixed rate of 6.875%.
     In conjunction with the completion of the new Senior Unsecured Credit Facility, the $400.0 million notional amount floating-to-fixed interest rate swap was terminated and resulted in payment to the Company of $5.2 million. The Company recorded the $5.2 million fair value of the swap in Other comprehensive income (loss) on the condensed consolidated balance sheet and will amortize this amount to interest expense over the remaining term of the forecasted interest payments initially hedged. The Company then entered into a $120.0 million notional amount floating-to-fixed interest rate swap with a fixed rate of 6.25% and a floating rate of LIBOR plus 1.0%. This interest rate swap was designated as a hedge of the variable interest payments on the Term Loan under the new Senior Unsecured Credit Facility.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
     The Company also terminated $280.0 million of its $400.0 million notional amount fixed-to-floating interest rate swap designated as a hedge of the changes in the fair value of the 6.875% Senior Notes due 2013. Reducing the notional amount of the interest rate swap to $120.0 million resulted in payment of $5.2 million to the counterparty. Reduction of the notional amount of the swap did not affect its floating and fixed rates. The $5.2 million of fair value associated with the termination of the $280.0 million portion of the swap was recorded as an adjustment to the carrying value of long-term debt and will be amortized to interest expense through the maturity of the 6.875% Senior Notes due 2013.
(8) Earnings Per Share and Share-based Compensation
Weighted Average Shares Outstanding
     A reconciliation of weighted average shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding — basic	263,444,254	262,432,394	263,631,134	261,591,722
Dilutive impact of stock options	5,378,427	6,089,582	5,689,667	6,119,686

Weighted average shares outstanding - diluted	268,822,681	268,521,976	269,320,801	267,711,408

Common Stock Repurchase
     In July 2005, the Company’s Board of Directors authorized a share repurchase program of up to 5% of the then outstanding shares of its common stock, or approximately 13.1 million shares. The repurchases may be made from time to time based on an evaluation of the Company’s outlook and general business conditions, as well as alternative investment and debt repayment options. During the three and nine months ended September 30, 2006, the Company repurchased 1.9 million and 2.2 million of its common shares at a cost of $88.3 million and $99.8 million, respectively.
Adoption of SFAS No. 123 (revised 2004), “Share-Based Payment”
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including employee stock options, to be recognized ratably over the service period in the income statement based on their fair values at the grant date.
     The Company adopted SFAS No. 123(R) on January 1, 2006 and used the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Prior to January 1, 2006, the Company had elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” Beginning in 2006, SFAS No. 123(R) also requires that excess income tax benefits from stock options exercised be recorded as financing cash inflow on the statements of cash flows. The excess income tax benefit from stock option exercises during 2005 is included in operating cash flows, netted in deferred tax activity.
     As part of its share-based compensation program, the Company utilizes restricted stock, nonqualified stock options, an employee stock purchase plan and performance units (discussed further below). The Company began utilizing restricted stock as part of its equity-based compensation strategy in January 2005. Accounting for restricted stock awards was not changed by the adoption of SFAS No. 123(R). The Company recognized $1.1 million and $0.2 million of expense, net of taxes, for the three months ended September 30, 2006 and 2005, respectively, and $3.1 million and $0.7 million of expense, net of taxes, for the nine months ended September 30, 2006 and 2005, respectively, related to restricted stock. For share-based payment instruments excluding restricted stock, the Company recognized a $1.4 million (or $0.01 per diluted share) reversal of expense and $11.2 million (or $0.04 per diluted share) of expense, net of taxes, for the three months ended September 30, 2006 and 2005, respectively, and $11.0 million (or $0.04 per diluted share) and $17.8 million (or $0.07 per diluted share) of expense, net of taxes, for the nine months ended September 30, 2006 and 2005, respectively. As a result of adopting SFAS No. 123(R), the Company’s net income for the three and nine months ended September 30, 2006 was $5.5 million (or $0.02 per diluted share) and $4.3 million (or $0.02 per diluted share) lower, respectively, than if it had continued

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
to account for share-based compensation under APB Opinion No. 25. Share-based compensation expense is recorded in Selling and administrative expenses in the condensed consolidated income statements. The Company used the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan share-based payments made before and after the adoption of SFAS No. 123(R). As of September 30, 2006, the total unrecognized compensation cost related to nonvested awards was $28.1 million, net of taxes, which is expected to be recognized over 5.0 years with a weighted-average period of 1.3 years.
     Stock Options
     Employee and director stock options granted since the Company’s initial public offering (“IPO”) of common stock in May 2001 generally vest ratably over three years and expire after 10 years from the date of the grant, subject to earlier termination upon discontinuation of an employee’s service. Options granted prior to the IPO generally cliff vest between 2007 and 2010. Of the 9.6 million options outstanding at September 30, 2006, 4.1 million options cliff vest in November 2007. Option grants are typically made in January of each year. The Company granted 0.5 million options during the nine months ended September 30, 2006, with a fair value of approximately $16.90 per option. These options were granted in the first quarter of 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006 and 2005, respectively; dividend yield of 0.8% and 1.0%; expected volatility (based on historical volatility) of 36% and 40%; risk-free interest rate of 4.3% and 3.6%; and an expected life of 5.3 years and 5.7 years. The Company recognized $1.2 million and $3.6 million of expense, net of taxes, for the three and nine months ended September 30, 2006, related to stock options.
     A summary of option activity under the plans as of September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Nine Months Ended	Exercise	Contractual	Intrinsic Value
	September 30, 2006	Price	Life	(in millions)
Beginning balance	10,783,786	$6.37
Granted	530,848	43.10
Exercised	(1,693,233)	7.58
Forfeited	(33,990)	5.88

Outstanding	9,587,411	$8.19	4.3	$277.5

Vested and Exercisable	2,717,122	$8.65	6.2	$76.4

Outstanding options:
Granted Pre-IPO	5,609,020
Granted Post-IPO	3,978,391

	9,587,411

Vested and exercisable options:
Granted Pre-IPO	237,468
Granted Post-IPO	2,479,654

	2,717,122

During the nine months ended September 30, 2006, the total intrinsic value of options exercised, defined as the excess fair value of the underlying stock over the exercise price of the options, was $76.9 million.
     Employee Stock Purchase Plan
     During 2001, the Company adopted an employee stock purchase plan. Eligible full-time and part-time employees are able to contribute up to 15% of their base compensation into this plan, subject to a limit of $25,000 per person per year. Employees are able to purchase Company common stock at a 15% discount to the lower of the fair market value of the Company’s common stock on the initial or ending dates of each six-month offering period. Offering periods begin on January 1 and July 1 of each year. The fair value of the six-month “look-back” option in the Company’s employee stock purchase plan is estimated by adding the fair value of 0.15 of one share of stock to the fair value of 0.85 of an option on one share of stock. The Company recognized $0.3 million and $0.9 million of expense, net of taxes, for the three and nine month periods ended September 30, 2006, respectively, related to its employee stock purchase plan.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
     Performance Units
     Performance units, which are typically granted annually in January by the Company, vest over a three year measurement period, subject to the achievement of performance goals and stock price performance at the conclusion of the three years. Three performance unit grants were outstanding during 2005 (the 2003, 2004 and 2005 grants) and 2006 (the 2004, 2005 and 2006 grants). The payout related to the 2003 grant (which was settled in cash in February 2006) was based on the Company’s stock price performance compared to both an industry peer group and an S&P Index. The payouts related to the 2004 grant (which will be settled in cash in February 2007) and 2005 and 2006 grants (which will be settled in common stock in 2008 and 2009, respectively) are based 50% on stock price performance compared to both an industry peer group and an S&P Index (a “market condition” under SFAS No. 123(R)) and 50% on a return on capital target (a “performance condition” under SFAS No. 123(R)). The Company granted 0.2 million performance units during the nine months ended September 30, 2006. Under APB Opinion No. 25, all of the performance unit awards were accounted for as variable awards. Under SFAS No. 123(R), the awards settled in cash are accounted for as liability awards and adjusted to fair value at each period-end, and the awards settled in common stock are accounted for based on their grant date fair value. The performance condition awards were valued utilizing the grant date fair values of the Company’s stock adjusted for dividends forgone during the vesting period. The market condition awards were valued utilizing a Monte Carlo simulation which incorporates the total shareholder return hurdles set for each grant. The assumptions used in the valuations of the 2005 and 2006 grants, respectively, were as follows: dividend yield of 0.8% and 1.0%; expected volatility of 36% and 40%; and risk-free interest rate of 4.25% and 3.25%. The Company recognized a reversal of expense of $2.9 million and an expense of $11.2 million, net of taxes, for the three months ended September 30, 2006 and 2005, respectively, and $6.5 million and $17.8 million of expense, net of taxes, for the nine months ended September 30, 2006 and 2005, respectively, related to performance units.
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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income:
As reported	$113,340	$260,484
Pro forma	112,041	256,500

Basic earnings per share:
As reported	$0.43	$1.00
Pro forma	0.43	0.98

Diluted earnings per share:
As reported	$0.42	$0.97
Pro forma	0.42	0.96

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(9) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$142,008	$113,340	$425,664	$260,484
Increase (decrease) in fair value of cash flow hedges, net of tax provision (benefit) of ($11,080) and $11,231 for the three months ended September 30, 2006 and 2005, respectively, and ($967) and $24,303 for the nine months ended September 30, 2006 and 2005, respectively	(16,620)	16,757	(1,450)	36,367

Comprehensive income	$125,388	$130,097	$424,214	$296,851

     Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from valuation changes of the Company’s cash flow hedges (which include fuel and natural gas hedges, currency forwards and interest rate swaps) during the period. Changes in interest rates, crude oil, heating oil and natural gas prices and the U.S. dollar/Australian dollar exchange rate affect the valuation of these instruments.
(10) Pension and Postretirement Benefit Costs
Components of Net Periodic Pension Costs
     Net periodic pension costs included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost for benefits earned	$3,058	$2,964	$9,175	$8,890
Interest cost on projected benefit obligation	11,508	11,373	34,525	34,119
Expected return on plan assets	(13,647)	(13,203)	(40,940)	(39,609)
Amortization of prior service cost	(8)	(4)	(24)	(12)
Amortization of net loss	5,671	6,147	17,013	18,441

Net periodic pension costs	6,582	7,277	19,749	21,829
Curtailment charges	—	—	—	9,527

Total pension costs	$6,582	$7,277	$19,749	$31,356

Curtailment
     The curtailment loss occurring during the nine months ended September 30, 2005 resulted from the termination of operations at two of the three operating mines that participate in the Western Surface UMWA Pension Plan (the “Plan”) during 2005. The loss is actuarially determined and consists of an increase in the actuarial liability, the accelerated recognition of previously unamortized prior service cost and contractual termination benefits under the Plan resulting from the termination of operations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Contributions
     The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $6.6 million to its funded pension plans and make $1.3 million in expected benefit payments attributable to its unfunded pension plans during 2006. As of September 30, 2006, $0.8 million of expected benefit payments attributable to the unfunded pension plans were made and $5.0 million in contributions were made to the funded pension plans.
Components of Net Periodic Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost for benefits earned	$1,880	$1,355	$5,639	$4,004
Interest cost on accumulated postretirement benefit obligation	18,465	18,154	55,391	54,505
Amortization of prior service cost	(1,333)	(1,355)	(4,002)	(4,004)
Amortization of actuarial losses	8,012	6,579	24,036	19,729

Net periodic postretirement benefit costs	$27,024	$24,733	$81,064	$74,234

Cash Flows
     The Company expects to pay $86.2 million attributable to its postretirement benefit plans during 2006, which reflects an increase of $11.2 million from its previously disclosed amount in the financial statements for the year ended December 31, 2005. This increase in expected payments includes approximately $3 million of refunds under a dispute resolution relating to payments made by retirees over the last six years; and the remainder relates to higher than anticipated costs and utilization. As of September 30, 2006, payments of $64.7 million attributable to the Company’s postretirement benefit plans were made.
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
     Operating segment results for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Western U.S. Mining	$428,263	$403,214	$1,260,670	$1,184,445
Eastern U.S. Mining	505,603	452,825	1,537,561	1,315,480
Australian Mining	191,517	146,146	562,408	390,314
Trading and Brokerage	132,957	216,098	515,514	506,960
Corporate and Other	6,648	5,227	17,033	12,577

Total	$1,264,988	$1,223,510	$3,893,186	$3,409,776

Adjusted EBITDA (1) :
Western U.S. Mining	$112,589	$104,213	$340,384	$330,277
Eastern U.S. Mining	68,397	96,865	309,053	287,569
Australian Mining	75,248	39,780	188,932	101,345
Trading and Brokerage (2)	39,347	26,132	76,725	19,703
Corporate and Other (3)	(24,845)	(31,552)	(106,140)	(121,725)

Total	$270,736	$235,438	$808,954	$617,169

(1)	Adjusted EBITDA is defined as income from operations before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization.

(2)	Trading and Brokerage results included a gain in the quarter and nine months ended September 30, 2006 related to a contract restructuring and a benefit for the quarter and a charge for the nine months ended September 30, 2005, related to contract losses and a settlement agreement (see Note 4).

(3)	Corporate and Other results included the gains on the disposal or exchange of assets discussed in Note 4.
A reconciliation of Adjusted EBITDA to consolidated income before income taxes and minority interests follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total Adjusted EBITDA	$270,736	$235,438	$808,954	$617,169
Depreciation, depletion and amortization	90,664	77,159	263,103	232,421
Asset retirement obligation expense	7,068	7,394	25,911	23,751
Interest expense	26,392	25,327	79,130	76,088
Interest income	(1,886)	(3,218)	(6,026)	(6,401)

Income before income taxes and minority interests	$148,498	$128,776	$446,836	$291,310

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
(12) Commitments and Contingencies
Commitments
     As of September 30, 2006, purchase commitments for capital expenditures were $90.8 million and federal coal reserve lease payments due over the next three years totaled $479.8 million.
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
The Future of the Mohave Generating Station and Black Mesa Mine
     The Company had been supplying coal to the Mohave Generating Station pursuant to a long-term coal supply agreement through its Black Mesa Mine. The mine terminated operations on December 31, 2005, and the coal supply agreement expired on that date. As a part of the alternate dispute resolution referenced in the Navajo Nation litigation, Peabody Western has been participating in mediation with the owners of the Mohave Generating Station and the Navajo Generating Station and the two tribes to resolve the complex issues surrounding groundwater and other disputes involving the two generating stations. On June 19, 2006, the owners of the Mohave Generating Station announced that they were halting efforts to reopen the plant and that they would try to sell it. On September 26, 2006, Salt River Project, one of the owners of the Mohave Generating Station, announced that it was attempting to form a new ownership group to operate the plant. There is no assurance that the Mohave Generating Station will resume operations. The Mohave plant was the sole customer of the Black Mesa Mine, which sold 4.6 million tons of coal in 2005. During 2005, the mine generated $29.8 million of Adjusted EBITDA, which represented 3.4% of the Company’s total 2005 Adjusted EBITDA of $870.4 million.
Salt River Project Agricultural Improvement and Power District — Mine Closing and Retiree Health Care
     Salt River Project and the other owners of the Navajo Generating Station filed a lawsuit on September 27, 1996, in the Superior Court of Maricopa County in Arizona seeking a declaratory judgment that certain costs relating to final reclamation, environmental monitoring work and mine decommissioning and costs primarily relating to retiree health care benefits are not recoverable by the Company’s subsidiary, Peabody Western, under the terms of a coal supply agreement dated February 18, 1977. The contract expires in 2011. The trial court subsequently ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. The Company has recorded a receivable for mine decommissioning costs of $76.3 million and $74.2 million included in Investments and other assets in the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively.
     The outcome of litigation and arbitration is subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, the Company believes this matter is likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
Gulf Power Company Litigation
     On June 21, 2006, a Company subsidiary filed a complaint in the U.S. District Court, Southern District of Illinois, seeking a declaratory judgment upholding its declaration of a permanent force majeure under a coal supply agreement with Gulf Power Company. On June 22, 2006, Gulf Power Company filed a breach of contract lawsuit against the Company’s subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration and seeking damages for alleged past and future tonnage shortfalls of nearly 5 million tons under the coal supply agreement, which would have expired on December 31, 2007. The parties have filed motions to determine which court will hear the lawsuits. On October 6, 2006, the Florida District Court stayed Gulf Power’s lawsuit until the Illinois court decides whether it has jurisdiction.
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
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
     The Company’s policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including the nature and extent of contamination, the timing, extent and method of the remedial action, changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. The Company also assesses the financial capability and proportional share of costs of other PRPs and, where allegations are based on tentative findings, the reasonableness of the Company’s apportionment. The Company has not anticipated any recoveries from insurance carriers in the estimation of liabilities recorded in its condensed consolidated balance sheets. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above totaled $40.2 million as of September 30, 2006 and $42.5 million as of December 31, 2005, $21.8 million and $23.6 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In September 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRPs’ mining operations caused the Environmental Protection Agency (“EPA”) to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historic mining sites. Gold Fields has participated in the ongoing settlement discussions. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950s and mined, in accordance with lease agreements and permits, approximately 1.5% of the total amount of the ore mined in the county. Gold Fields believes it has meritorious defenses to these claims. Gold Fields is involved in other litigation in the Picher area, and the Company has agreed to indemnify one of the defendants in this litigation as discussed under the “Oklahoma Lead Litigation” caption above. Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than this provision.
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
(13) Guarantees
     In the normal course of business, the Company is a party to the following guarantees:
     The Company owns a 30.0% interest in a partnership that leases a coal export terminal from the Peninsula Ports Authority of Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of September 30, 2006, the Company’s maximum reimbursement obligation to the commercial bank is in turn supported by a letter of credit totaling $42.8 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
     The Company has guaranteed the performance of Asset Management Group (“AMG”) under its coal purchase contract with a third party, which has terms extending through December 31, 2006. Default occurs if AMG does not deliver specified monthly tonnage amounts to the third party. In the event of a default, the Company would assume AMG’s obligation to ship coal at agreed prices for the remaining term of the contract. As of September 30, 2006, the maximum potential future payments under this guarantee are approximately $0.7 million, based on recent spot coal prices. As a matter of recourse in the event of a default, the Company has access to cash held in escrow and the ability to trigger an assignment of AMG’s assets to the Company. Based on these recourse options and the remote probability of non-performance by AMG due to its prior operating history, the Company has valued the liability associated with the guarantee at zero.
     As part of arrangements through which the Company obtains exclusive sales representation agreements with small coal mining companies (the “Counterparties”), the Company issued financial guarantees on behalf of the Counterparties. These guarantees facilitate the Counterparties’ efforts to obtain bonding or financing. In July 2006, the Company issued $5.2 million of financial guarantees, expiring at various dates through July 2013, on behalf of a certain Counterparty to facilitate its efforts in obtaining financing. In the event of default, the Company has multiple recourse options, including the ability to assume the loans and procure title and use of the equipment purchased through the loans. If default occurs, the Company has the ability and intent to exercise its recourse options, so the liability associated with the guarantee has been valued at zero. The Company also guaranteed bonding for a partnership in which it formerly held an interest. The aggregate amount guaranteed by the Company for all such Counterparties was $11.5 million, and the fair value of the guarantees recognized as a liability was $0.4 million as of September 30, 2006. The Company’s obligations under the guarantees extend to September 2015.
     In March 2006, the Company issued a guarantee for certain equipment lease arrangements on behalf of one of the sales representation parties with maximum potential future payments totaling $2.9 million at September 30, 2006, and with lease terms that extend to April 2010. The Company has multiple recourse options in the event of default, including the ability to assume the lease and procure use of the equipment or to settle the lease and take title to the assets. If default occurs, the Company has the ability and intent to exercise its recourse options, so the liability associated with the guarantee has been valued at zero.
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
     The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries, and substantially all of the Company’s subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments. Supplemental guarantor/non-guarantor financial information is provided in Note 14.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
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
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,005,582	$286,246	$(26,840)	$1,264,988
Costs and expenses:
Operating costs and expenses	(2,416)	835,195	197,065	(26,840)	1,003,004
Depreciation, depletion and amortization	—	76,181	14,483	—	90,664
Asset retirement obligation expense	—	6,772	296	—	7,068
Selling and administrative expenses	3,056	27,594	838	—	31,488
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(24,521)	(10,519)	—	(35,040)
(Income) loss from equity affiliates	—	1,250	(6,450)	—	(5,200)
Interest expense	41,109	13,688	3,286	(31,691)	26,392
Interest income	(4,916)	(21,963)	(6,698)	31,691	(1,886)

Income (loss) before income taxes and minority interests	(36,833)	91,386	93,945	—	148,498
Income tax provision (benefit)	(11,055)	(5,613)	19,325	—	2,657
Minority interests	—	—	3,833	—	3,833

Net income (loss)	$(25,778)	$96,999	$70,787	$—	$142,008

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$958,723	$288,488	$(23,701)	$1,223,510
Costs and expenses:
Operating costs and expenses	(12,025)	778,312	243,507	(23,701)	986,093
Depreciation, depletion and amortization	—	68,482	8,677	—	77,159
Asset retirement obligation expense	—	8,049	(655)	—	7,394
Selling and administrative expenses	1,288	53,753	1,968	—	57,009
Other operating income:
Net gain on disposal or exchange of assets	—	(47,516)	(61)	—	(47,577)
Income from equity affiliates	—	(2,393)	(5,060)	—	(7,453)
Interest expense	39,163	13,606	5,463	(32,905)	25,327
Interest income	(6,255)	(22,941)	(6,927)	32,905	(3,218)

Income (loss) before income taxes and minority interests	(22,171)	109,371	41,576	—	128,776
Income tax provision (benefit)	(5,694)	13,128	7,280	—	14,714
Minority interests	—	—	722	—	722

Net income (loss)	$(16,477)	$96,243	$33,574	$—	$113,340

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Nine Months Ended September 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$2,994,463	$978,810	$(80,087)	$3,893,186
Costs and expenses:
Operating costs and expenses	(14,746)	2,434,734	738,979	(80,087)	3,078,880
Depreciation, depletion and amortization	—	222,523	40,580	—	263,103
Asset retirement obligation expense	—	25,249	662	—	25,911
Selling and administrative expenses	12,525	104,577	1,691	—	118,793
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(83,822)	(10,487)	—	(94,309)
(Income) loss from equity affiliates	—	2,882	(22,014)	—	(19,132)
Interest expense	121,232	42,233	10,198	(94,533)	79,130
Interest income	(15,624)	(63,834)	(21,101)	94,533	(6,026)

Income (loss) before income taxes and minority interests	(103,387)	309,921	240,302	—	446,836
Income tax provision (benefit)	(30,288)	(2,951)	44,144	—	10,905
Minority interests	—	—	10,267	—	10,267

Net income (loss)	$(73,099)	$312,872	$185,891	$—	$425,664

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Nine Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$2,723,479	$751,058	$(64,761)	$3,409,776
Costs and expenses:
Operating costs and expenses	(19,416)	2,225,082	637,173	(64,761)	2,778,078
Depreciation, depletion and amortization	—	207,868	24,553	—	232,421
Asset retirement obligation expense	—	23,251	500	—	23,751
Selling and administrative expenses	2,836	128,109	4,495	—	135,440
Other operating income:
Net gain on disposal or exchange of assets	—	(94,994)	(157)	—	(95,151)
Income from equity affiliates	—	(9,664)	(16,096)	—	(25,760)
Interest expense	114,939	41,336	16,824	(97,011)	76,088
Interest income	(16,349)	(67,656)	(19,407)	97,011	(6,401)

Income (loss) before income taxes and minority interests	(82,010)	270,147	103,173	—	291,310
Income tax provision (benefit)	(23,463)	37,715	15,048	—	29,300
Minority interests	—	—	1,526	—	1,526

Net income (loss)	$(58,547)	$232,432	$86,599	$—	$260,484

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets

	September 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$298,883	$3,737	$14,785	$—	$317,405
Accounts receivable, net	1,153	20,636	222,941	—	244,730
Inventories	—	145,564	35,880	—	181,444
Assets from coal trading activities	—	96,087	—	—	96,087
Deferred income taxes	—	94,124	—	—	94,124
Other current assets	24,761	43,478	16,889	(719)	84,409

Total current assets	324,797	403,626	290,495	(719)	1,018,199
Property, plant, equipment and mine development — at cost	—	6,894,262	581,707	—	7,475,969
Less accumulated depreciation, depletion and amortization	—	(1,748,431)	(161,998)	—	(1,910,429)
Investments and other assets	5,483,638	96,637	393,832	(5,329,309)	644,798

Total assets	$5,808,435	$5,646,094	$1,104,036	$(5,330,028)	$7,228,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$16,500	$60,019	$1,172	$—	$77,691
Payables and notes payable to affiliates, net	1,700,096	(2,124,830)	424,734	—	—
Liabilities from coal trading activities	—	80,695	—	—	80,695
Accounts payable and accrued expenses	19,621	697,167	136,934	(719)	853,003

Total current liabilities	1,736,217	(1,286,949)	562,840	(719)	1,011,389
Long-term debt, less current maturities	1,601,148	12,274	11,490	—	1,624,912
Deferred income taxes	14,055	224,960	15,372	—	254,387
Other noncurrent liabilities	21,293	1,923,568	7,850	—	1,952,711

Total liabilities	3,372,713	873,853	597,552	(719)	4,843,399
Minority interests	—	—	15,506	—	15,506
Stockholders’ equity	2,435,722	4,772,241	490,978	(5,329,309)	2,369,632

Total liabilities and stockholders’ equity	$5,808,435	$5,646,094	$1,104,036	$(5,330,028)	$7,228,537

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Supplemental Condensed Consolidated Balance Sheets

	December 31, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$494,232	$2,500	$6,546	$—	$503,278
Accounts receivable, net	4,260	78,544	138,737	—	221,541
Inventories	—	329,116	60,655	—	389,771
Assets from coal trading activities	—	146,596	—	—	146,596
Deferred income taxes	—	9,027	—	—	9,027
Other current assets	21,817	23,347	9,267	—	54,431

Total current assets	520,309	589,130	215,205	—	1,324,644
Property, plant, equipment and mine development — at cost	—	6,081,631	723,933	—	6,805,564
Less accumulated depreciation, depletion and amortization	—	(1,541,834)	(86,022)	—	(1,627,856)
Investments and other assets	4,971,500	292,105	63,432	(4,977,383)	349,654

Total assets	$5,491,809	$5,421,032	$916,548	$(4,977,383)	$6,852,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,625	$11,034	$926	$—	$22,585
Payables and notes payable to affiliates, net	1,875,361	(2,355,653)	480,292	—	—
Liabilities from coal trading activities	—	132,373	—	—	132,373
Accounts payable and accrued expenses	24,560	732,317	111,088	—	867,965

Total current liabilities	1,910,546	(1,479,929)	592,306	—	1,022,923
Long-term debt, less current maturities	1,312,521	69,014	1,386	—	1,382,921
Deferred income taxes	12,903	304,740	20,845	—	338,488
Other noncurrent liabilities	11,282	1,908,158	7,217	—	1,926,657

Total liabilities	3,247,252	801,983	621,754	—	4,670,989
Minority interests	—	—	2,550	—	2,550
Stockholders’ equity	2,244,557	4,619,049	292,244	(4,977,383)	2,178,467

Total liabilities and stockholders’ equity	$5,491,809	$5,421,032	$916,548	$(4,977,383)	$6,852,006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(131,204)	$364,200	$201,302	$434,298

Cash Flows from Investing Activities
Acquisitions, net (including acquisition of 19.99% of Excel Coal Limited)	—	—	(352,367)	(352,367)
Additions to property, plant, equipment and mine development	—	(236,941)	(55,503)	(292,444)
Federal coal lease expenditures	—	(118,364)	(59,829)	(178,193)
Proceeds from disposal of assets	—	69,904	481	70,385
Increase in note receivable	—	(17,077)	—	(17,077)
Additions to advance mining royalties	—	(4,761)	(1,889)	(6,650)
Investment in joint venture	—	(1,471)	—	(1,471)

Net cash used in investing activities	—	(308,710)	(469,107)	(777,817)

Cash Flows from Financing Activities
Payments of long-term debt	(450,180)	(10,591)	(22,549)	(483,320)
Proceeds from long-term debt	440,000	—	750	440,750
Change in revolving line of credit	312,000	—	—	312,000
Common stock repurchase	(99,775)	—	—	(99,775)
Dividends paid	(47,628)	—	—	(47,628)
Excess tax benefit related to stock options exercised	30,775	—	—	30,775
Proceeds from stock options exercised	12,834	—	—	12,834
Payment of debt issuance costs	(8,621)	—	—	(8,621)
Proceeds from employee stock purchases	4,518	—	—	4,518
Distributions to minority interests	—	—	(3,887)	(3,887)
Transactions with affiliates, net	(258,068)	(43,662)	301,730	—

Net cash provided by (used in) financing activities	(64,145)	(54,253)	276,044	157,646

Net increase (decrease) in cash and cash equivalents	(195,349)	1,237	8,239	(185,873)
Cash and cash equivalents at beginning of period	494,232	2,500	6,546	503,278

Cash and cash equivalents at end of period	$298,883	$3,737	$14,785	$317,405

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(114,649)	$468,334	$68,484	$422,169

Cash Flows from Investing Activities
Additions to property, plant, equipment and mine development	—	(173,109)	(55,230)	(228,339)
Federal coal lease expenditures	—	—	(118,364)	(118,364)
Proceeds from disposal of assets	—	69,353	1,832	71,185
Purchase of mining assets	—	(56,500)	—	(56,500)
Additions to advance mining royalties	—	(9,061)	—	(9,061)
Investment in joint venture	—	(2,000)	—	(2,000)

Net cash used in investing activities	—	(171,317)	(171,762)	(343,079)

Cash Flows from Financing Activities
Payments of long-term debt	(3,750)	(11,104)	(767)	(15,621)
Proceeds from long-term debt	—	11,459	—	11,459
Dividends paid	(32,041)	—	—	(32,041)
Increase of securitized interests in accounts receivable	—	—	25,000	25,000
Proceeds from stock options exercised	19,958	—	—	19,958
Proceeds from employee stock purchases	3,010	—	—	3,010
Distributions to minority interests	—	—	(1,750)	(1,750)
Transactions with affiliates, net	225,069	(298,686)	73,617	—

Net cash provided by (used in) financing activities	212,246	(298,331)	96,100	10,015

Net increase (decrease) in cash and cash equivalents	97,597	(1,314)	(7,178)	89,105
Cash and cash equivalents at beginning of period	373,066	3,496	13,074	389,636

Cash and cash equivalents at end of period	$470,663	$2,182	$5,896	$478,741

(15) Subsequent Events
     On October 12, 2006, the Company completed a $650 million offering of 7.375% 10-year Senior Notes due 2016 and $250 million of 7.875% 20-year Senior Notes due 2026 (the “Senior Notes”). The Senior Notes are general unsecured obligations of the Company and rank senior in right of payment to any subordinated indebtedness of the Company; equally in right of payment with any senior indebtedness of the Company; effectively junior in right of payment to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and effectively junior to all the indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes. Interest payments are scheduled to occur on May 1 and November 1 of each year, commencing on May 1, 2007.
     The Senior Notes are guaranteed by the Company’s Subsidiary Guarantors, as defined in the note indenture. The note indenture contains covenants that, among other things, limit the Company’s ability to create liens and enter into sale and lease-back transactions. The Senior Notes are redeemable at a redemption price equal to 100% of the principal amount of the Senior Notes being redeemed plus a make-whole premium, if applicable, and any accrued unpaid interest to the redemption date. Net proceeds from the offering, after deducting underwriting discounts and expenses, were $886.1 million.
     On October 25, 2006, the Company acquired the remaining interest in Excel not previously acquired in the Advance Purchase for A$9.50 per share (US$7.07 per share), a total of A$1.63 billion or US$1.21 billion. The total acquisition price, including the Advance Purchase of A$408.3 million, or US$307.8 million, was US$1.52 billion plus assumed debt of US$277 million (net of cash). The Excel acquisition includes three operating mines and three development-stage mines, along with an estimated 500 million tons of proven and probable coal reserves.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
     The acquisition was funded from the Company’s Senior Unsecured Credit Facility and Senior Notes due 2016 and 2026. The Senior Notes offering was made under the Company’s universal shelf registration statement on Form S-3. The proceeds from the debt offering, as discussed above, along with additional borrowings of $822.0 million under the Revolver and Delayed Draw Term Loan Sub-Facility were used primarily to fund the acquisition of Excel.

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
     Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:
•	growth of domestic and international coal and power markets;

•	coal’s market share of electricity generation;

•	prices of fuels which compete with or impact coal usage, such as oil or natural gas;

•	future worldwide economic conditions;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	weather;

•	transportation performance and costs, including demurrage;

•	ability to renew sales contracts;

•	successful implementation of business strategies;

•	legislation, regulations and court decisions;

•	new environmental requirements affecting the use of coal including mercury and carbon dioxide related limitations;

•	variation in revenues related to synthetic fuel production;

•	changes in postretirement benefit and pension obligations;

•	negotiation of labor contracts, employee relations and workforce availability;

•	availability and costs of credit, surety bonds and letters of credit;

•	the effects of changes in currency exchange rates, primarily the Australian dollar;

•	price volatility and demand, particularly in higher-margin products and in our trading and brokerage businesses;

•	risks associated with customer contracts, including credit and performance risk;

•	availability and costs of key supplies or commodities such as diesel fuel, steel, explosives and tires;

•	reductions of purchases by major customers;

•	geology, equipment and other risks inherent to mining;

•	terrorist attacks or threats;

•	performance of contractors, third party coal suppliers or major suppliers of mining equipment or supplies;

•	replacement of coal reserves;

•	risks associated with our Btu conversion or generation development initiatives;

•	implementation of new accounting standards and Medicare regulations;

•	inflationary trends, including those impacting materials used in our business;

•	the effect of interest rate changes;

•	litigation, including claims not yet asserted;

•	the effects of acquisitions or divestitures, including integration of new acquisitions;

•	impacts of pandemic illness;

•	changes to contribution requirements to multi-employer benefit funds; and

•	other factors, including those discussed in “Legal Proceedings.”

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
Overview
     We are the largest private sector coal company in the world, with majority interests in 34 active coal operations located throughout all major U.S. coal producing regions and internationally in Australia. In the first nine months of 2006, we sold 182.9 million tons of coal. In 2005, we sold 239.9 million tons of coal that accounted for an estimated 21.5% of all U.S. coal sales, and were approximately 70% greater than the sales of our closest domestic competitor and 49% more than our closest international competitor. Based on Energy Information Administration (“EIA”) estimates, demand for coal in the United States was more than 1.1 billion tons in 2005, and domestic consumption of coal is expected to grow at an average rate of 1.7% per year through 2030 when U.S. coal demand is forecasted to be 1.8 billion tons. The EIA expects demand for coal use at coal-to-liquids (“CTL”) plants to grow to 190 million tons by 2030. Coal-fueled generation is used in most cases to meet baseload electricity requirements, and coal use generally grows at the approximate rate of electricity growth, which is expected to average 1.6% annually through 2025. Coal production located west of the Mississippi River is projected to provide most of the incremental growth as Western production increases to an estimated 63% share of total production in 2030. In 2004, coal’s share of electricity generation was approximately 51%, a share that the EIA projects will grow to 57% by 2030.
     Our primary customers are U.S. utilities, which accounted for 87% of our sales in 2005. We typically sell coal to utility customers under long-term contracts (those with terms longer than one year). During 2005, approximately 90% of our sales were under long-term contracts. As of September 30, 2006, we expect full year 2006 production of approximately 230 million tons and total sales of approximately 255 million tons. As discussed more fully in Item 1A, Risk Factors, in our 2005 Annual Report on Form 10-K, our results of operations in the near term could be negatively impacted by poor weather conditions, unforeseen geologic conditions or equipment problems at mining locations, and by the availability of transportation for coal shipments. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves, find replacement buyers for coal under contracts with comparable terms to existing contracts, or the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation. In the past, we have achieved production levels that are relatively consistent with our projections.
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

     Australian Mining operations are characterized by both surface and underground extraction processes, mining primarily low-sulfur, high Btu coal sold to an international customer base. On July 5, 2006, we signed a merger implementation agreement to acquire Excel Coal Limited (“Excel”), an independent coal company in Australia. On September 18, 2006, we amended the merger agreement and agreed to pay A$9.50 per share (US$7.16 as of the amendment date) for all outstanding shares of Excel, beginning with the purchase of a 19.99% interest in Excel for A$408.3 million or US$307.8 million on September 20, 2006, and finalizing the acquisition on October 25, 2006. The total acquisition price was US$1.52 billion plus assumed debt of US$277 million (net of cash). The acquisition was financed through the net proceeds of senior note offerings and borrowings under our Senior Unsecured Credit Facility (see Liquidity and Capital Resources for more information on the financing of the Excel transaction). Assets acquired include three operating mines and three development-stage mines, along with an estimated 500 million tons of proven and probable coal reserves. Excel produced approximately 5.6 million tons of coal in 2005.
     We own a 25.5% interest in Carbones del Guasare, which owns and operates the Paso Diablo Mine in Venezuela. The Paso Diablo Mine produces approximately 6 to 8 million tons of steam coal annually for export to the United States and Europe. Our mining operations, excluding Excel, are described in Item 1, Business, of our 2005 Annual Report on Form 10-K.
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
     We continue to pursue the development of coal-fueled generating projects in areas of the U.S. where electricity demand is strong and where there is access to land, water, transmission lines and low-cost coal. The projects involve mine-mouth generating plants using our surface lands and coal reserves. Our ultimate role in these projects could take numerous forms, including, but not limited to, equity partner, contract miner or coal lessor. The projects we are currently pursuing include the 1,500-megawatt Prairie State Energy Campus in Washington County, Illinois and the 1,500-megawatt Thoroughbred Energy Campus in Muhlenberg County, Kentucky. The plants, assuming all necessary permits and financing are obtained and following selection of partners and sale of a majority of the output of each plant, could be operational following a four-year construction phase. In October 2006, we entered an agreement with CMS Enterprises to share equally an expected 30% equity interest in the Prairie State Energy Campus and to oversee development and operation of the generating plant and coal mine. In the third quarter of 2006, the Prairie State Energy Campus received affirmation of the air quality permit from the U.S. Environmental Protection Agency, and in the fourth quarter of 2006, parties that had previously challenged the permit filed a new appeal. In April 2006, we received a decision affirming the air permit for our Thoroughbred Energy Campus. This milestone allows us to continue advancing the development of that campus. Certain parties subsequently challenged the favorable decision in Kentucky state court.
     The EIA projects that the high price of oil will lead to an increase in demand for unconventional sources of transportation fuel, including Btu conversion technologies, and that coal will increase its share as a fuel for generation of electricity. We are exploring several Btu conversion projects, which are designed to expand the uses of coal through various technologies, and we are continuing to explore options particularly as they relate to Btu conversion technologies such as coal-to-liquids and coal gasification.
     Effective February 22, 2006, we implemented a two-for-one stock split on all shares of our common stock. All share and per share amounts in this quarterly report on Form 10-Q reflect this split. In 2006, we repurchased 2.2 million of our common shares for $99.8 million under our repurchase program. See Liquidity and Capital Resources for more details on the repurchase.

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
Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
Summary
     Our third quarter 2006 revenues increased 3.4% to $1.26 billion compared to the prior year on increased volumes and higher average revenue per ton in every region. Average revenues per ton increased by 8.8% and 2.7% in our Eastern and Western U.S. Mining operations, respectively, and by 7.1% in our Australian Mining operations. Our U.S. and Australian mining operations combined accounted for $256.2 million of segment Adjusted EBITDA, a 6.4% increase achieved while continuing to manage issues that were restricting production at our Twentymile Mine and third party supply challenges in our Eastern U.S. Mining operations. Results in Australia improved as our operations recovered from longwall start-up issues encountered during the second quarter. Although prior year results included contributions from two mines closed in late 2005 in our Western U.S. Mining operations, our total segment Adjusted EBITDA increased 10.7% to $295.6 million, and net income increased 25.3% to $142.0 million, or $0.53 per share, for the three months ended September 30, 2006.
Tons Sold
     The following table presents tons sold by operating segment for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Increase (Decrease)
(Tons in millions)	2006	2005	Tons	%
Western U.S. Mining Operations	40.4	39.1	1.3	3.3%
Eastern U.S. Mining Operations	13.7	13.4	0.3	2.2%
Australian Mining Operations	2.3	1.9	0.4	21.1%
Trading and Brokerage Operations	4.4	7.2	(2.8)	(38.9%)

Total tons sold	60.8	61.6	(0.8)	(1.3%)

Revenues
     The following table presents revenues for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Increase to Revenues
(Dollars in thousands)	2006	2005	$	%
Sales	$1,223,274	$1,191,282	$31,992	2.7%
Other revenues	41,714	32,228	9,486	29.4%

Total revenues	$1,264,988	$1,223,510	$41,478	3.4%

     In the third quarter of 2006, our total revenues were $1.26 billion, increasing by $41.5 million, or 3.4%, compared to prior year. This increase in total revenues was primarily caused by demand-driven increases to sales prices in all regions. In the third quarter of 2006, sales prices in our U.S. mining operations increased $0.94 per ton, or 5.8%, and sales prices in our Australian operations increased $5.47 per ton, or 7.1%. We continued to see strong pricing in metallurgical coal markets in our Eastern U.S. and Australian Mining regions as well as demand-driven increases in sales volumes in the Powder River Basin, Midwest and Australian operations, partially offset by late 2005 mine closures in our Western U.S. Mining operations and lower brokerage volumes.
     Sales increased $32.0 million, or 2.7%, to $1.22 billion in 2006, which included increases of $25.0 million in Western U.S. Mining sales, $61.6 million in Eastern U.S. Mining sales and $45.7 million in Australian Mining sales, all partially offset by a decrease of $100.3 million in our brokerage operations. Sales increased in our Western U.S. Mining operations due to higher sales prices and volumes at our Powder River Basin operations, partially offset by the termination of operations at our Black Mesa and Seneca mines in late 2005. Increased prices and sales volumes at our Powder River Basin operations resulted from strong demand for the mines’ low-sulfur products and improved rail conditions compared to 2005, when the region was dealing with major railroad maintenance. Despite rail performance improvements relative to 2005, constrained rail capacity continues to limit growth in the region. The increase in Eastern U.S. Mining operations’ sales was primarily due to improved pricing for both steam and metallurgical coal in the region and higher sales volumes. On average, prices in our Eastern U.S. Mining operations increased $2.98 per ton and, as discussed above, were mainly driven by increases in metallurgical coal prices. Sales volumes increased mainly due to a newly developed mine that began operation in late 2005 and the expansion of existing operations at certain mine locations. Equipment and geologic issues at certain mines resulted in lower production at some of our Appalachia operations. Sales from our Australian Mining operations increased $45.7 million, or 31.4%. The increase in Australian sales was due to higher sales volumes as production improved following the second quarter installation of a new longwall system at our North Goonyella Mine, which experienced poor roof conditions in the prior year third quarter, and due to a 7.2% increase in per ton sales prices, which were largely driven by higher international metallurgical coal prices. Brokerage sales decreased $100.3 million in 2006 compared to prior year due to lower sales volumes.
     Other revenues increased $9.5 million, or 29.4%, compared to prior year. The increase includes proceeds of $24.3 million from settlement of commitments by a third party coal producer following a contract restructuring. Offsetting this increase were lower trading results and lower sales to synthetic fuel facilities as customers idled their synthetic fuel plants due to high crude oil prices. The 2005 results included a gain recognized in relation to a contract dispute settlement.
Segment Adjusted EBITDA
     Our total segment Adjusted EBITDA was $295.6 million for the third quarter of 2006, compared with $267.0 million in the prior year, detailed as follows.

			Increase (Decrease) to
	Three Months Ended September 30,		Segment Adjusted EBITDA
(Dollars in thousands)	2006	2005	$	%
Western U.S. Mining Operations	$112,589	$104,213	$8,376	8.0%
Eastern U.S. Mining Operations	68,397	96,865	(28,468)	(29.4%)
Australian Mining Operations	75,248	39,780	35,468	89.2%
Trading and Brokerage Operations	39,347	26,132	13,215	50.6%

Total segment Adjusted EBITDA	$295,581	$266,990	$28,591	10.7%

     Adjusted EBITDA from our Western U.S. Mining operations increased $8.4 million, or 8.0%, during 2006 reflecting an average margin per ton increase of $0.12 and an increase in sales volume of 1.3 million tons. The increase in Adjusted EBITDA was primarily due to improved sales prices and volumes at our Powder River Basin operations. Although transportation issues continued to hamper Powder River Basin coal shipments in 2006, higher sales volumes of 2.6 million tons compared to 2005 were due to higher demand and better rail performance, which was restricted in 2005 by major rail line maintenance. The Western U.S. Mining operations experienced increased per ton costs from higher fuel costs, the timing of major repairs, and an increase in revenue-based royalties and production taxes, partially offset by lower costs per ton due to the closure of the Seneca and Black Mesa mines.
     Eastern U.S. Mining operations’ Adjusted EBITDA decreased $28.5 million, or 29.4%, compared to prior year primarily due to a decrease in margin per ton of $2.26, or 31.2%, partially offset by the benefits of higher prices, product mix and higher volumes. Costs per ton increased due to higher costs associated with fuel, contract miners, revenue-based royalties and production taxes, repairs and maintenance, and the loss of a coal supplier. Geological and equipment issues at one of our higher margin metallurgical coal mines resulted in reduced production and higher costs. Also impacting our Eastern U.S. Mining results were lower margins related to the idling of synthetic fuel plants.
     Our Australian Mining operations’ Adjusted EBITDA increased $35.5 million in the current year, an 89.2% increase compared to prior year due to an increase of $11.39, or 54.7%, in margin per ton and an increase in tons sold. Our Australian operations benefited from increased sales volumes following the second quarter installation of a new longwall system at our North Goonyella underground mine, which improved production, coupled with increased sales prices and lower costs per ton.
     Trading and Brokerage operations’ Adjusted EBITDA increased $13.2 million from the prior year due to proceeds from the contract restructuring mentioned above, partially offset by lower trading results in 2006. The 2005 results included a gain related to a contract dispute settlement.
Income Before Income Taxes and Minority Interests
     The following table presents income before income taxes and minority interests for the three months ended September 30, 2006 and 2005:

			Increase (Decrease)
	Three Months Ended September 30,		to Income
(Dollars in thousands)	2006	2005	$	%
Total segment Adjusted EBITDA	$295,581	$266,990	$28,591	10.7%
Corporate and Other Adjusted EBITDA	(24,845)	(31,552)	6,707	21.3%
Depreciation, depletion and amortization	(90,664)	(77,159)	(13,505)	(17.5%)
Asset retirement obligation expense	(7,068)	(7,394)	326	4.4%
Interest expense	(26,392)	(25,327)	(1,065)	(4.2%)
Interest income	1,886	3,218	(1,332)	(41.4%)

Income before income taxes and minority interests	$148,498	$128,776	$19,722	15.3%

     Income before income taxes and minority interests of $148.5 million for the quarter is $19.7 million, or 15.3%, higher than prior year primarily due to improved segment Adjusted EBITDA as discussed above.
     Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income from our joint ventures, net gains on asset disposals or exchanges, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development, Btu conversion, and resource management. The $6.7 million improvement in Corporate and Other Adjusted EBITDA (net expense) in 2006 compared to 2005 includes a $23.5 million decrease in selling and administrative expenses driven by the impact of lower stock price appreciation than in the prior year on performance-based incentives. The executive incentive plan is a long-term plan that is driven by shareholder return, and the decrease in expense in the third quarter of 2006 as compared to 2005 reflects a 28% decrease in our share price over the third quarter of 2006 whereas the 2005 expense reflected share price appreciation. This improvement in our Corporate and Other results was partially offset by $12.6 million in lower gains on the disposal or exchange of assets in 2006. In the third quarter of 2006, we recognized $35.0 million in gains, $33.8 million of which related to the sale of non-strategic coal reserves and surface lands. In the third quarter of 2005, we recognized gains on the disposal or exchange of assets of $47.6 million.
     Depreciation, depletion and amortization increased $13.5 million in 2006 due to higher capital expenditures and production in 2006. Also, 2005 depreciation, depletion and amortization included higher amortization (a credit) of acquired contract liabilities related to business combinations in 2004.
Net Income
     The following table presents net income for the three months ended September 30, 2006 and 2005:

			Increase (Decrease)
	Three Months Ended September 30,		to Income
(Dollars in thousands)	2006	2005	$	%
Income before income taxes and minority interests	$148,498	$128,776	$19,722	15.3%
Income tax provision	(2,657)	(14,714)	12,057	81.9%
Minority interests	(3,833)	(722)	(3,111)	(430.9%)

Net income	$142,008	$113,340	$28,668	25.3%

     Net income increased $28.7 million compared to the third quarter of 2005 due to the increase in income before income taxes and minority interests discussed above and a lower income tax provision. The decrease in the income tax provision for the third quarter of 2006 related primarily to a reduction in tax reserves no longer required due to the finalization of various federal and state returns and expiration of applicable statute of limitations. Minority interests increased as a result of acquiring additional interest in a joint venture near the end of the first quarter of 2006.
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
Summary
     Higher average sales prices and increased volume in all segments of our mining operations contributed to a 14.2% increase in revenues to $3.89 billion compared to the first nine months of 2005. Average revenues per ton increased 7.4% in our domestic operations and increased 30.9% in our Australian Mining operations. Segment Adjusted EBITDA from our mining operations increased 16.6% to $838.4 million primarily on growth in international sales prices and volumes from our Australian operations. Partially offsetting these increases were operational challenges experienced during the period such as geologic and equipment related problems at new longwalls in Australia and in our Western U.S Mining operations, ongoing shipping constraints from lack of rail capacity in the Powder River Basin, mine development costs and third party supply issues in our Eastern U.S. Mining operations, and mine closures in our Western U.S. mining operations in late 2005. Trading and Brokerage segment Adjusted EBITDA increased 289.4% compared to prior year due to favorable margins, settlement of a supplier contract and contributions from our recently opened international trading operations. Net income was $425.7 million for the nine months ended September 30, 2006, or $1.58 per share, an increase of 63.4% over 2005 net income of $260.5 million, or $0.97 per share.

Tons Sold
     The following table presents tons sold by operating segment for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,		Increase (Decrease)
(Tons in millions)	2006	2005	Tons	%
Western U.S. Mining Operations	119.0	114.5	4.5	3.9%
Eastern U.S. Mining Operations	41.5	39.5	2.0	5.1%
Australian Mining Operations	6.6	6.0	0.6	10.0%
Trading and Brokerage Operations	15.8	18.4	(2.6)	(14.1%)

Total tons sold	182.9	178.4	4.5	2.5%

Revenues
     The following table presents revenues for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,		Increase to Revenues
(Dollars in thousands)	2006	2005	$	%
Sales	$3,805,838	$3,343,620	$462,218	13.8%
Other revenues	87,348	66,156	21,192	32.0%

Total revenues	$3,893,186	$3,409,776	$483,410	14.2%

     In the first nine months of 2006, our total revenues were $3.89 billion, an increase of $483.4 million, or 14.2%, compared to prior year. This increase in total revenues was primarily caused by increases to sales prices in all regions, particularly in our Eastern and Australian operations. In the first nine months of 2006, our average U.S. mining sales price per ton increased $1.20, or 7.4%, and sales prices in our Australian operations increased $20.11 per ton, or 30.9%. We continued to see strong pricing in metallurgical coal markets in our Eastern U.S. and Australian Mining regions as well as demand-driven increases in sales volumes in the Powder River Basin, Midwest and Australia, partially offset by late 2005 mine closures in the Western U.S. Mining operations and lower brokerage volumes.
     Sales increased $462.2 million, or 13.8%, to $3.81 billion in 2006, which included increases of $76.1 million in Western U.S. Mining sales, $240.5 million in Eastern U.S. Mining sales and $172.6 million in Australian Mining sales, all partially offset by a decrease of $27.0 million in our brokerage operations. Overall, prices in our Western U.S. Mining operations increased $0.26 per ton, or 2.5%, and volumes increased by 4.5 million tons. Sales increased in the Powder River Basin, reflecting increased sales prices and volumes. Powder River Basin production and sales volumes were up as a result of strong demand for the mines’ low-sulfur product and improved rail conditions compared to 2005, although constrained rail capacity continues to limit growth in the region. Offsetting this increase was lower production due to the closure of our Seneca and Black Mesa mines in late 2005 and unfavorable geologic conditions and equipment issues at our Twentymile Mine. On average, prices in our Eastern U.S. Mining operations increased $3.73 per ton, or 11.2%, driven by increases in metallurgical and steam coal prices. Sales volumes increased due to a newly developed mine, which began operation in late 2005, and the expansion of several existing mines, partially offset by lower production at one of our mines and at contract miner operations, as both managed geologic and equipment issues. Sales from our Australian Mining operations were $172.6 million, or 44.4%, higher than in 2005. The increase in Australian Mining sales was due primarily to a $20.11 per ton, or 30.9%, increase in sales prices, largely due to higher international metallurgical coal prices. The increase in sales price per ton compared to 2005 also reflects the slower realization of metallurgical coal price increases in 2005 when we operated under lower priced carry-over contracts from 2004 through most of the first nine months of 2005. Brokerage operations’ sales decreased $27.0 million in 2006 compared to prior year due to lower sales volumes, partially offset by higher sales prices.

     Other revenues increased $21.2 million, or 32.0%, compared to prior year primarily due to proceeds of $35.8 million received from settlement of commitments by a third party coal producer following a contract restructuring. This gain was partially offset by $11.5 million in lower sales to synthetic fuel facilities as customers idled their synthetic fuel plants, which became uneconomical as crude oil prices rose above certain levels.
Segment Adjusted EBITDA
     Our total segment Adjusted EBITDA was $915.1 million for the nine months ended September 30, 2006, compared with $738.9 million in the prior year, detailed as follows.

			Increase to Segment
	Nine Months Ended September 30,		Adjusted EBITDA
(Dollars in thousands)	2006	2005	$	%
Western U.S. Mining Operations	$340,384	$330,277	$10,107	3.1%
Eastern U.S. Mining Operations	309,053	287,569	21,484	7.5%
Australian Mining Operations	188,932	101,345	87,587	86.4%
Trading and Brokerage Operations	76,725	19,703	57,022	289.4%

Total segment Adjusted EBITDA	$915,094	$738,894	$176,200	23.8%

     Adjusted EBITDA from our Western U.S. Mining operations increased $10.1 million during 2006 reflecting an increase in sales volume of 9.8 million in our Powder River Basin operations, partially offset by unfavorable geologic conditions and equipment issues related to the new longwall system at our Twentymile mine. Margin per ton in 2006 was similar to 2005, reflecting moderate increases to both sales and costs per ton. The Powder River Basin operations experienced increased sales prices and costs per ton. Increases in unit costs resulted from higher fuel costs, lower than anticipated volume due to rail and weather-related difficulties, and an increase in revenue-based royalties and production taxes. The Western U.S. Mining operations were also impacted by the termination of operations at the Black Mesa mine in late 2005 offset by lower costs due to a $16.2 million charge in 2005 to provide an allowance for disputed receivables.
     Eastern U.S. Mining operations’ Adjusted EBITDA increased $21.5 million, or 7.5%, compared to prior year primarily due to higher sales volumes and a $0.16 increase in margin per ton. Appalachia operations’ results increased as a result of sales price increases and improved production at one mine that had experienced unfavorable geologic conditions in the prior year, partially offset by lower production and higher costs at another mine due to geologic and equipment issues and longwall moves. Results in our Midwest operations improved compared to prior year as benefits of higher volumes, product mix and prices were partially offset by higher costs due to fuel costs, revenue-based royalties and production taxes and maintenance and repair costs. The 2006 results also included $8.9 million of income from a settlement related to customer billings regarding coal quality, but were negatively impacted by lower sales to synthetic fuel facilities as customers idled their synthetic fuel plants.
     Our Australian Mining operations’ Adjusted EBITDA increased $87.6 million in the current year, an 86.4% increase compared to prior year due to an increase of $11.72, or 69.5%, in margin per ton and an increase in tons sold. Our Australian operations produce mostly (75% to 85%) high margin metallurgical coal, and strong metallurgical coal sales prices led to improvements in our Australian results. A $20.11 per ton increase in the 2006 sales prices compared to 2005 reflected the slower realization of metallurgical coal price increases in 2005, as mentioned above. In 2006, production was impacted in the first half of the year as our underground mine worked to manage geologic issues and experienced a delay in the installation and start-up of new longwall equipment.
     Trading and Brokerage operations’ Adjusted EBITDA increased $57.0 million from the prior year, as 2006 results included proceeds from the contract restructuring mentioned above, improved brokerage margins and improved trading results compared to 2005, which included a loss on a contract dispute. Trading results included new international activity as we began international trading in the second quarter of 2006.

Income Before Income Taxes and Minority Interests
     The following table presents income before income taxes and minority interests for the nine months ended September 30, 2006 and 2005:

			Increase (Decrease)
	Nine Months Ended September 30,		to Income
(Dollars in thousands)	2006	2005	$	%
Total segment Adjusted EBITDA	$915,094	$738,894	$176,200	23.8%
Corporate and Other Adjusted EBITDA	(106,140)	(121,725)	15,585	12.8%
Depreciation, depletion and amortization	(263,103)	(232,421)	(30,682)	(13.2%)
Asset retirement obligation expense	(25,911)	(23,751)	(2,160)	(9.1%)
Interest expense	(79,130)	(76,088)	(3,042)	(4.0%)
Interest income	6,026	6,401	(375)	(5.9%)

Income before income taxes and minority interests	$446,836	$291,310	$155,526	53.4%

     Income before income taxes and minority interests of $446.8 million for the first nine months of 2006 is $155.5 million, or 53.4%, higher than prior year primarily due to improved segment Adjusted EBITDA as discussed above.
     Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income from our joint ventures, net gains on asset disposals or exchanges, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development, Btu conversion, and resource management. The $15.6 million improvement in Corporate and Other primarily reflected lower selling and administrative expense of $16.6 million resulting from lower cost related to equity-based performance plans in 2006.
     Depreciation, depletion and amortization increased $30.7 million in 2006 due to higher production and capital expenditures. Also, 2005 depreciation, depletion and amortization included higher amortization (a credit) of purchased contract liabilities related to business combinations in 2004.
Net Income
     The following table presents net income for the nine months ended September 30, 2006 and 2005:

			Increase (Decrease)
	Nine Months Ended September 30,		to Income
(Dollars in thousands)	2006	2005	$	%
Income before income taxes and minority interests	$446,836	$291,310	$155,526	53.4%
Income tax provision	(10,905)	(29,300)	18,395	62.8%
Minority interests	(10,267)	(1,526)	(8,741)	(572.8%)

Net income	$425,664	$260,484	$165,180	63.4%

     Net income increased $165.2 million compared to the first nine months of 2005 due to the increase in income before income taxes and minority interests discussed above and a lower income tax provision, partially offset by an increase in minority interests. The lower income tax provision resulted from increased percentage depletion and a reduction in tax reserves resulting from the favorable finalization of former parent companies’ federal tax audits, the finalization of various federal and state returns, and the expiration of applicable statute of limitations, partially offset by higher pre-tax income. Minority interests increased due to acquisition of a controlling interest in a joint venture during 2006.

Outlook
Events Impacting Near-Term Operations
     During the third quarter of 2006, following the second quarter installation of a new longwall system at our Twentymile mine, we continued to manage issues that were restricting production. We expect that the Twentymile longwall system will allow for expanded capacity; however, near-term results may be negatively impacted as we work toward optimizing the benefits of this new equipment. Additionally, a longwall move originally planned for the third quarter of 2006 was delayed due to lower than expected production.
     Shipments from our Powder River Basin mines have been impacted in 2006 by rail service disruptions related to ongoing operating constraints even though these impacts were significantly less than the 2005 impacts of train derailments and maintenance. Rail carriers are expected to continue extensive track maintenance throughout 2006. We expect higher shipment levels from our Powder River Basin operations in 2006 compared with 2005, but are cautious about our ability to reach targeted shipment levels.
     Following the second quarter installation of a new longwall system at our North Goonyella mine in Australia, we have seen improved production. We expect that the North Goonyella system will assist in stabilizing some adverse geologic conditions; however, near-term results may be negatively impacted as we work toward optimizing the benefits of this new equipment. Also, in 2005 our Australian Mining operations experienced delayed shipments and high demurrage costs due to port congestion and unpredictable vessel loading schedules. These shipping issues were aggravated by two cyclones in Eastern Australia in early 2006. Although port congestion has been reduced, demurrage costs and unpredictable timing of vessel loading could impact future results. Our fourth quarter results will include Excel operations from the acquisition date. Any fourth quarter 2006 benefits from Excel operations are expected to be substantially offset by acquisition and financing charges.
Long-term Outlook
     We believe long-term coal market fundamentals are strong worldwide, as the U.S., China, India and other nations increase coal demand for electricity generation and steelmaking.
     The U.S. economy grew at an annual rate of 3.5% in 2005 and an annualized rate of 1.6% in the third quarter of 2006 as reported by the U.S. Commerce Department. We expect that demand for coal and coal-based electricity generation in the United States will be driven by the growing economy, capacity constraints of nuclear generation and high natural gas and oil prices. The EIA projects that the high price of oil will lead to an increase in demand for unconventional sources of transportation fuel, including Btu conversion technologies such as coal-to-liquids and coal gasification, and that coal will increase its share as a fuel for generation of electricity.
     Demand for Powder River Basin coal has increased, particularly for our ultra-low sulfur products. The Powder River Basin represents more than half of our production. We control approximately 3.5 billion tons of proven and probable reserves in the Southern Powder River Basin and we sold 102.7 million tons of coal from this region in the first nine months of 2006, an increase of 10.5% over the prior year.
     Global coal markets continued to grow, also driven by increased demand from growing economies. China’s economy grew 10.9% in the second quarter of 2006 as published by the National Bureau of Statistics of China. Metallurgical coal continued to sell at a significant premium to steam coal, and metallurgical markets remained strong as global steel production grew more than 10% through August 2006. We expect to capitalize on the strong global market for metallurgical coal primarily through production and sales of metallurgical coal from our Appalachia and Australian operations. In response to growing international markets, we are establishing a European trading desk.
     We are targeting 2006 production of approximately 230 million tons and total sales volume of approximately 255 million tons, including 12 to 14 million tons of metallurgical coal. As of September 30, 2006, our uncommitted volumes for planned U.S. produced tonnage were 14 million tons for 2007, with an additional 12 million tons of coal available for repricing. We have approximately 60 to 65 million tons of planned U.S. production uncommitted for 2008, with an additional 37 million tons available for repricing.

     Management expects strong market conditions and operating performance to overcome external cost pressures, geologic conditions and uncertain port and rail performance. We are experiencing increases in operating costs related to fuel, explosives, steel, tires, contract mining and healthcare, and have taken measures to mitigate the increases in these costs. In addition, historically low long-term interest rates also have a negative impact on expenses related to our actuarially determined, employee-related liabilities. We may also encounter poor geologic conditions, lower third party contract miner or brokerage source performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See Cautionary Notice Regarding Forward-Looking Statements for additional considerations regarding our outlook.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and financing transactions, including the sale of our accounts receivable (through our securitization program). Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations as well as planned acquisitions. Our ability to pay dividends, service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. Future dividends, among other things, are subject to limitations imposed by our 6.875% Senior Notes and 5.875% Senior Notes covenants. We expect to fund all of our capital expenditure requirements with cash generated from operations.
     Net cash provided by operating activities was $434.3 million for the nine months ended September 30, 2006, an improvement of $12.1 million, compared to $422.2 million provided by operating activities in the prior year. The increase was primarily related to stronger operational performance in 2006, partially offset by the timing of working capital needs. The improvement in cash provided by operating activities would have been $23.7 million higher had 2006 and 2005 operating cash flows been shown on a comparable basis. The 2006 operating cash flows include a required reclassification of the excess tax benefit related to stock option exercises from operating to financing activities.
     Net cash used in investing activities was $777.8 million for the nine months ended September 30, 2006 compared to $343.1 million used in the prior year. The increase reflects the acquisition of 19.99% of Excel for $307.8 million, the acquisition of an additional interest in a joint venture for $44.5 million, higher capital expenditures of $7.6 million, higher federal coal lease expenditures of $59.8 million, and the receipt of a note for sale of assets of $17.1 million. Capital expenditures included longwall equipment and mine development at our Australian mines, the opening of new mines and upgrading of existing mines in the Powder River Basin and Appalachia, and the purchase of equipment for expansion. Many of these projects began in the fourth quarter of 2005. In the nine months ended September 30, 2005, we acquired mining assets, including 70 million tons of Illinois and Indiana coal reserves, surface properties and equipment from Lexington Coal Company for $61.0 million, of which $56.5 million related to reserves and equipment. Proceeds from disposal of assets in 2005 primarily reflects the sale of our remaining 0.838 million Penn Virginia Resource Partners, L.P. units for proceeds of $41.9 million.
     Net cash provided by financing activities was $157.6 million during the nine months ended September 30, 2006, an increase of $147.6 million, compared to cash provided by financing activities of $10.0 million in the prior year. In September 2006, we entered into a $2.75 billion Senior Unsecured Credit Facility, which consists of a $1.8 billion Revolving Credit Facility and a $950.0 million Term Loan Facility. In September 2006, we borrowed $312.0 million under the Revolving Credit Facility primarily for the purchase of a 19.99% interest in Excel. We incurred and paid $8.6 million in financing costs, of which $5.6 million related to the Revolving Credit Facility and $3.0 million related to the Term Loan Facility. In addition to the replacement of our $437.5 million term loan under the new credit facility, results for 2006 include $45.8 million in long-term debt repayments, including a $19.2 million repayment of bank notes held by a majority-owned joint venture and the $7.7 million purchase of a portion of our 5.875% Senior Notes in the open market. A detailed discussion of our debt instruments and refinancing activities is set forth below.
     The 2006 activity compared to 2005 also reflects payments for common stock repurchases and dividends. During the nine months ended September 30, 2006, we repurchased 2.2 million of our common shares at a cost of $99.8 million under our share repurchase program as authorized by the Board of Directors. Dividends paid in 2006 increased by $15.6 million compared to 2005 due to a 26% increase in our dividend, to $0.06 per share, as authorized by our Board of Directors in January 2006. The 2005 activity included an increase in the usage of our accounts receivable securitization program by

$25.0 million. The 2006 activity compared to 2005 also reflects $7.1 million lower proceeds from the exercise of stock options as well as a $30.8 million tax benefit related to stock option exercises included in financing activity based on the newly adopted accounting standard for share-based compensation (see Newly Adopted Accounting Pronouncements below for more discussion about the adoption of this standard). In 2005, the tax benefit related to stock option exercises (totaling $23.7 million) was included in operating activities.
     The Company’s total indebtedness as of September 30, 2006 and December 31, 2005, consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005
Term Loan under Senior Unsecured Credit Facility	$440,000	$—
Term Loan under Senior Secured Credit Facility	—	442,500
Borrowings under Revolving Credit Facility	312,000	—
6.875% Senior Notes due 2013	650,000	650,000
5.875% Senior Notes due 2016	231,845	239,525
Fair value of interest rate swaps	(16,198)	(8,879)
5.0% Subordinated Note	58,805	66,693
Other	26,151	15,667

Total	$1,702,603	$1,405,506

Credit Facility
     In September 2006, we entered into a Third Amended and Restated Credit Agreement, which established a $2.75 billion Senior Unsecured Credit Facility and which amended and restated in full our then existing $1.35 billion Senior Secured Credit Facility. The Senior Unsecured Credit Facility provides a $1.8 billion Revolving Credit Facility and a $950.0 million Term Loan Facility. The Revolving Credit Facility replaced our previous $900.0 million revolving credit facility and the increased capacity is intended to accommodate working capital needs, letters of credit, the funding of capital expenditures and other general corporate purposes. The Revolving Credit Facility also includes a $50.0 million sub-facility available for same-day swingline loan borrowings.
     The Term Loan Facility consists of an unsecured $440.0 million portion, which was drawn at closing to replace the previous term loan ($437.5 million balance at time of replacement; $442.5 million at December 31, 2005) issued under the Senior Secured Credit Facility. The Term Loan Facility also includes a Delayed Draw Term Loan Sub-Facility of up to $510.0 million, which was drawn on October 20, 2006 in conjunction with the Excel acquisition. We incurred $8.6 million in financing costs, of which $5.6 million related to the Revolving Credit Facility and $3.0 million related to the Term Loan Facility. These debt issuance costs will be amortized to interest expense over five years, the term of the Senior Unsecured Credit Facility.
     Loans under the facility are available to us in U.S. dollars, with a sub-facility under the Revolving Credit Facility available in Australian dollars, pounds sterling and Euros. Letters of credit under the Revolving Credit Facility are available to us in U.S. dollars with a sub-facility available in Australian dollars, pounds sterling and Euros. The interest rate payable on the Revolving Credit Facility and the Term Loan Facility under the Senior Unsecured Credit Facility is LIBOR plus 1.0% with step-downs to LIBOR plus 0.50% based on improvement in the leverage ratio, as defined in the Third Amended and Restated Credit Agreement. The applicable rates for the Revolving Credit Facility and the Term Loan Facility were 6.33% and 6.39%, respectively, at September 30, 2006.
     Under the Senior Unsecured Credit Facility, we must comply with certain financial covenants on a quarterly basis including a minimum interest coverage ratio and a maximum leverage ratio, as defined in the Third Amended and Restated Credit Agreement. The financial covenants also place limitations on our investments in joint ventures, unrestricted subsidiaries, indebtedness of non-loan parties, and the imposition of liens on our assets. The new facility is less restrictive with respect to limitations on our dividend payments, capital expenditures, asset sales or stock repurchases. The Senior Unsecured Credit Facility matures on September 15, 2011.

     As of September 30, 2006, outstanding borrowings under our Revolving Credit Facility were $312.0 million. Our revolving line of credit was primarily used for standby letters of credit until September 2006, when we also used the revolving line of credit to facilitate the purchase of a 19.99% interest in Excel. The remaining available borrowing capacity ($1.1 billion as of September 30, 2006) will be used to fund strategic acquisitions or meet other financing needs, including standby letters of credit. During 2005, we had no borrowings outstanding under our previous $900.0 million revolving line of credit, which we used primarily for standby letters of credit. We were in compliance with all of the covenants of the Senior Unsecured Credit Facility, the 6.875% Senior Notes and the 5.875% Senior Notes as of September 30, 2006.
Interest Rate Swaps
     Prior to the completion of the Senior Unsecured Credit Facility, we had two $400.0 million interest rate swaps. A $400.0 million notional amount floating-to-fixed interest rate swap was designated as a hedge of changes in expected cash flows on the previous term loan under the Senior Secured Credit Facility. Under this swap, we paid a fixed rate of 6.764% and received a floating rate of LIBOR plus 2.5% that reset each March 15, June 15, September 15 and December 15 based upon the three-month LIBOR rate. A $400.0 million notional amount fixed-to-floating interest rate swap was designated as a hedge of the changes in the fair value of the 6.875% Senior Notes due 2013. Under this swap, we paid a floating rate of LIBOR plus 1.97% that reset each March 15, June 15, September 15 and December 15 based upon the three-month LIBOR rate and received a fixed rate of 6.875%.
     In conjunction with the completion of the new Senior Unsecured Credit Facility, the $400.0 million notional amount floating-to-fixed interest rate swap was terminated and resulted in payment to us of $5.2 million. We recorded the $5.2 million fair value of the swap in Other comprehensive income (loss) on the condensed consolidated balance sheet and will amortize this amount to interest expense over the remaining term of the forecasted interest payments initially hedged. We then entered into a $120.0 million notional amount floating-to-fixed interest rate swap with a fixed rate of 6.25% and a floating rate of LIBOR plus 1.0%. This interest rate swap was designated as a hedge of the variable interest payments on the Term Loan under the new Senior Unsecured Credit Facility.
     We also terminated $280.0 million of our $400.0 million notional amount fixed-to-floating interest rate swap designated as a hedge of the changes in the fair value of the 6.875% Senior Notes due 2013. Reducing the notional amount of the interest rate swap to $120.0 million resulted in payment of $5.2 million to the counterparty. Reduction of the notional amount of the swap did not affect our floating and fixed rates. The $5.2 million of fair value associated with the termination of the $280.0 million portion of the swap was recorded as an adjustment to the carrying value of long-term debt and will be amortized to interest expense through the maturity of the 6.875% Senior Notes due 2013.
     The following is a summary of specified types of commercial commitments available to us as of September 30, 2006 (dollars in thousands):

	Expiration Per Year
	Total Amounts	Within			Over
	Committed	1 Year	2 - 3 Years	4 - 5 Years	5 Years
Lines of credit and / or standby letters of credit	$1,800,000	$—	$—	$1,800,000	$—
Delayed Draw Term Loan Sub-Facility	510,000	—	—	510,000	—
     In the third quarter of 2006, third-party rating agencies performed a comprehensive review of our securities’ ratings based on our entrance into the new Senior Unsecured Credit Facility and the issuance of additional debt securities to facilitate the Excel acquisition. The ratings for our Senior Unsecured Credit Facility, our 7.375% Senior Notes due 2016 and 7.875% Senior Notes due 2026 (issued to facilitate Excel acquisition), and our existing senior unsecured notes are as follows: Moody’s issued a Ba1 rating, Standard & Poor’s issued a BB rating and Fitch issued a BB+ rating. These security ratings reflect the views of the rating agency only. An explanation of the significance of these ratings may be obtained from the rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.
Excel Transaction and Related Financing
     On July 5, 2006, we signed a merger implementation agreement to acquire Excel, an independent coal company, by means of a scheme of arrangement transaction under Australian law. The merger implementation agreement was amended on September 18, 2006, and we agreed to pay A$9.50 per share (US$7.16 as of the amendment date) for the outstanding shares of Excel. On September 20, 2006, as part of the amended agreement, we acquired 19.99% of the outstanding shares of Excel at A$9.50 per share, resulting in payment of A$408.3 million, or US$307.8 million. Our investment in Excel acquired under the advance purchase was recorded using the equity method of accounting as of September 30, 2006, and is included in Investments and other assets on the condensed consolidated balance sheet.
     On October 25, 2006, we acquired the remaining interest in Excel for A$9.50 per share (US$7.07 per share), a total of A$1.63 billion or US$1.21 billion. The total acquisition price, including the advance purchase of 19.99%, was US$1.52 billion plus assumed debt of US$277 million (net of cash) and was financed with borrowings under our new Senior Unsecured Credit Facility and Senior Notes due 2016 and 2026 (discussed below). The Excel acquisition includes three operating mines and three development stage mines, along with an estimated 500 million tons of proven and probable coal reserves. Excel produced approximately 5.6 million tons of coal in 2005. We currently produce approximately 9 million tons per year in Australia.
     On October 12, 2006, we completed a $650 million offering of 7.375% 10-year Senior Notes due 2016 and $250 million of 7.875% 20-year Senior Notes due 2026. The Senior Notes are general unsecured obligations and rank senior in right of payment to any of our subordinated indebtedness; equally in right of payment with any of our senior indebtedness; effectively junior in right of payment to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and effectively junior to all the indebtedness and other liabilities of our subsidiaries that do not guarantee the Senior Notes. Interest payments are scheduled to occur on May 1 and November 1 of each year, commencing on May 1, 2007.
     The Senior Notes are guaranteed by our Subsidiary Guarantors, as defined in the note indenture. The note indenture contains covenants that, among other things, limit our ability to create liens and enter into sale and lease-back transactions. The Senior Notes are redeemable at a redemption price equal to 100% of the principal amount of the Senior Notes being redeemed plus a make-whole premium, if applicable, and any accrued unpaid interest to the redemption date. Net proceeds from the offering, after deducting underwriting discounts and expenses, were $886.1 million.
     The Senior Notes offering was made under our universal shelf registration statement on Form S-3. The proceeds from the debt offering, as discussed above, along with additional borrowings of $822.0 million under the Revolving Credit Facility and Delayed Draw Term Loan Sub-Facility were used primarily to fund the acquisition of Excel.
Contractual Obligations
     The following table sets forth our contractual obligations for long-term debt based on significant changes resulting from the borrowing under our Revolving Credit Facility (dollars in thousands):

	Payments Due By Year
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years
Long-term debt (principal and interest)	$190,162	$271,310	$901,863	$1,012,249
     At September 30, 2006, we had $90.8 million of purchase obligations for capital expenditures and $479.8 million of obligations related to federal coal reserve lease payments due over the next three years. At September 30, 2006, total capital expenditures for 2006 are expected to range from $450 million to $500 million, excluding federal coal reserve lease payments. The projected 2006 capital expenditures relate to replacement, improvement, or expansion of existing mines, particularly in Appalachia and the Midwest, and growth initiatives such as increasing capacity in the Powder River Basin. Approximately $10 million of the expenditures relate to safety equipment that will be utilized to comply with recently issued federal and state regulations. We anticipate funding these capital expenditures primarily through operating cash flow.
Off-Balance Sheet Arrangements
     In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications, financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds and our accounts receivable securitization. Liabilities related to these arrangements are not reflected in our condensed consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.
     In March 2000, we established an accounts receivable securitization program. Under the program, undivided interests in a pool of eligible trade receivables that have been contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit (“Conduit”). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We used proceeds from the sale of the accounts receivable to repay long-term debt, effectively reducing our overall borrowing costs. The securitization program is scheduled to expire in September 2009, and the maximum amount of undivided interests in accounts receivable that may be sold to the Conduit is $225.0 million. The securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the condensed consolidated balance sheet. The amount of undivided interests in accounts receivable sold to the Conduit was $225.0 million as of September 30, 2006 and December 31, 2005.
     In March 2006, we issued a guarantee for certain equipment lease arrangements with maximum potential future payments totaling $2.9 million at September 30, 2006 and with lease terms that extend to April 2010. In July 2006, we issued $5.2 million of financial guarantees, expiring through July 2013, on behalf of a small coal producer to facilitate its efforts in obtaining financing. No liability is recorded for these guarantees as the contractual provision in the event of default provides us with adequate protection against loss. There were no other material changes to our off-balance sheet arrangements during the nine months ended September 30, 2006. See Note 13 to our unaudited condensed consolidated financial statements included in this report for a discussion of our guarantees. All off-balance sheet arrangements are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report on Form 10-K.
Newly Adopted Accounting Pronouncements
     We adopted Emerging Issues Task Force (“EITF”) Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF Issue No. 04-6”) on January 1, 2006 and utilized the cumulative effect adjustment approach whereby a cumulative effect adjustment reduced retained earnings by $150.3 million, net of tax. EITF Issue No. 04-6 states “that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.” Advance stripping costs include those costs necessary to remove overburden above an unmined coal seam as part of the surface mining process and prior to the adoption were included as the “work-in-process” component of Inventories in the condensed consolidated balance sheet. EITF Issue No. 04-6 and its interpretations require stripping costs incurred during a period to be attributed only to the inventory costs of the coal that is extracted during that same period, and therefore, advance stripping costs are no longer included as a separate component of inventory.
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
     For share-based payment instruments excluding restricted stock, we recognized a $1.4 million (or $0.01 per diluted share) reversal of expense and $11.2 million (or $0.04 per diluted share) of expense, net of taxes, for the three months ended September 30, 2006 and 2005, respectively, and $11.0 million (or $0.04 per diluted share) and $17.8 million (or $0.07 per diluted share) of expense, net of taxes, for the nine months ended September 30, 2006 and 2005, respectively. As a result of adopting SFAS No. 123(R), our net income for the three and nine months ended September 30, 2006 was $5.5 million (or $0.02 per diluted share) and $4.3 million (or $0.02 per diluted share) lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. We used the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan share-based payments made before and after the adoption of SFAS No. 123(R). We began utilizing restricted stock as part of our equity-based compensation strategy in January 2005. Accounting for restricted stock awards was not changed by the adoption of SFAS No. 123(R). As of September 30, 2006, the total unrecognized compensation cost related to nonvested awards was $28.1 million, net of taxes, which is expected to be recognized over 5.0 years with a weighted-average period of 1.3 years. See Note 8 to our unaudited condensed consolidated financial statements for further discussion of our share-based compensation plans.
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
     We account for coal trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, options and swaps, at market value in our condensed consolidated financial statements. Our trading portfolio included forwards and swaps as of September 30, 2006 and forwards as of December 31, 2005.
     We perform a value at risk analysis on our coal trading portfolio, which includes over-the-counter and brokerage trading of coal. The use of value at risk allows us to quantify in dollars, on a daily basis, the price risk inherent in our trading portfolio. Value at risk represents the potential loss in value of our marked-to-market portfolio due to adverse market movements over a defined time horizon (liquidation period) within a specified confidence level. Our value at risk model is based on the industry standard variance/co-variance approach. This captures our exposure related to both option and forward positions. Our value at risk model assumes a 15-day holding period and a 95% one-tailed confidence interval. This means that there is a one in 20 statistical chance that the portfolio would lose more than the value at risk estimates during the liquidation period.
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
     During the nine months ended September 30, 2006, the actual low, high, and average values at risk for our coal trading portfolio were $0.7 million, $2.3 million, and $1.3 million, respectively. As of September 30, 2006, the timing of the estimated future realization of the value of our trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2006	19%
2007	31%
2008	40%
2009	10%

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
Foreign Currency Risk
     We utilize currency forwards to hedge currency risk associated with anticipated Australian dollar expenditures. Our currency hedging program for 2006 involves hedging approximately 70% of our anticipated, non-capital Australian dollar-denominated expenditures. As of September 30, 2006, we had in place forward contracts designated as cash flow hedges with notional amounts outstanding totaling A$818.5 million of which A$105.0 million, A$402.5 million, A$221.0 million and A$90.0 million will expire in 2006, 2007, 2008, and 2009, respectively. Our current expectation for the remaining 2006 non-capital, Australian dollar-denominated cash expenditures is approximately $160 million. A change in the Australian dollar/U.S. dollar exchange rate of US$0.01 (ignoring the effects of hedging) would result in an increase or decrease in our Operating costs and expenses of $6.3 million per year.
Interest Rate Risk
     Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we manage fixed rate debt as a percent of net debt through the use of various hedging instruments. As of September 30, 2006, after taking into consideration the effects of interest rate swaps, we had $848.3 million of fixed-rate borrowings and $854.3 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $8.5 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $47.4 million decrease in the estimated fair value of these borrowings.
Other Non-trading Activities
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 90% of our sales volume under long-term coal supply agreements during 2005 and 2004. As of September 30, 2006, we had 14 million tons of planned U.S. production uncommitted for 2007, the vast majority of which is bituminous coal, with an additional 12 million tons of coal available for repricing. We have approximately 60 to 65 million tons of planned U.S. production uncommitted for 2008, with an additional 37 million tons available for repricing.
     Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. To manage this risk, we use a combination of forward contracts with our suppliers and financial derivative contracts, primarily swap contracts with financial institutions. In addition, we utilize derivative contracts to hedge our commodity price exposure. As of September 30, 2006, we had derivative contracts outstanding that are designated as cash flow hedges of anticipated purchases of fuel and explosives.
     Notional amounts outstanding under fuel-related contracts were 19.2 million gallons of heating oil scheduled to expire through 2007 and 32.6 million gallons of crude oil scheduled to expire through 2009. In addition, we have previously secured fixed price contracts for 2.5 million gallons of fuel. At September 30, 2006, we had outstanding option contracts with notional amounts outstanding of 14.6 million gallons of crude oil, expiring through December 2006, to hedge 90% of the remaining unhedged 2006 volumes. Additionally, at September 30, 2006, we had outstanding option contracts with notional amounts outstanding of 72.1 million gallons of crude oil, expiring through December 2007, to hedge 90% of the remaining unhedged 2007 volumes. We expect to consume 95 to 100 million gallons of fuel per year. On a per gallon basis, based on this usage, a change in fuel prices of one cent per gallon (ignoring the effects of hedging) would result in an increase or decrease in our operating costs of approximately $1 million per year. Alternatively, a one dollar per barrel change in the price of crude oil would increase or decrease our annual fuel costs (ignoring the effects of hedging) by approximately $2.3 million.
     Notional amounts outstanding under explosives-related swap contracts, scheduled to expire through 2009, were 6.2 million mmbtu of natural gas. We expect to consume 280,000 to 290,000 tons of explosives per year. Through our natural gas hedge contracts, we have fixed prices for approximately 42% of our anticipated explosives requirements for the remainder of 2006. Based on our expected usage, a change in natural gas prices of ten cents per mmbtu (ignoring the effects of hedging) would result in an increase or decrease in our operating costs of approximately $0.5 million per year.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2006 and has concluded that the disclosure controls and procedures were adequate and effective.
     Additionally, during the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 1A. Risk Factors.
     On October 25, 2006, we completed the transactions to acquire 100% of Excel Coal Limited (“Excel”), an independent coal company in Australia. The acquisition includes three operating coal mines and three development-stage mines, along with an estimated 500 million tons of proven and probable coal reserves. Listed below are risk factors associated with the acquisition and integration of Excel:
We may be unable to successfully integrate the acquired operations and realize the full cost savings we anticipate.
     The process of integrating the operations of the Excel coal mines could cause an interruption of, or loss of momentum in, the activities of the business or the development of new mines. Among the factors considered by our board of directors in approving the Excel acquisition were anticipated cost savings and synergies that could result from such transaction. We cannot give any assurance that these savings will be realized within the time periods contemplated or at the expected costs or that they will be realized at all.
There may be unknown environmental or other risks inherent in the Excel Acquisition.
     We may not be aware of all of the risks associated with the Excel acquisition. Any discovery of adverse information concerning the coal mines after the closing of the Excel acquisition could have a material adverse effect on our business, financial condition and results of operations. We will need to make capital expenditures that may be significant to maintain the assets we acquired and to comply with regulatory requirements, including environmental laws.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In July 2005, our Board of Directors authorized a share repurchase program of up to 5% of the then outstanding shares of our common stock, approximately 13.1 million shares. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. The table below sets forth information for share repurchases made by the Company for the three months ended September 30, 2006:

			Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares that May
	Shares	Price per	Announced	Yet Be Purchased
Period	Purchased	Share	Program	Under the Program
				12,855,563
July 1 through July 31, 2006	978,069	$46.02	978,069	11,877,494
August 1 through August 31, 2006	956,889	$45.30	956,889	10,920,605
September 1 through September 30, 2006	—	—	—	10,920,605

Total	1,934,958	$45.66	1,934,958

Item 6. Exhibits.
     See Exhibit Index at page 49 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION

Date: November 7, 2006	By:	/s/ RICHARD A. NAVARRE

Richard A. Navarre
Chief Financial Officer and
Executive Vice President of Corporate Development
(On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
2.1	Merger Implementation Agreement, dated as of July 5, 2006, between Peabody Energy Corporation and Excel Coal Limited (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on July 7, 2006).

2.2*	Deed of Variation — Merger Implementation Agreement, dated as of September 18, 2006 between Peabody Energy Corporation and Excel Coal Limited.

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

4.1*	5 7/8% Senior Notes Due 2016 Ninth Supplemental Indenture, dated as of September 29, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

4.2*	6 7/8% Senior Notes Due 2013 Eleventh Supplemental Indenture, dated as of September 29, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

10.1	Third Amended and Restated Credit Agreement, dated as of September 15, 2006 among Peabody Energy Corporation, Bank of America, N.A., as administrative agent, Citibank, N.A., as syndication agent, and the lenders named therein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on September 18, 2006).

10.2	Amended and Restated Guarantee, dated as of September 15, 2006, by several subsidiaries of Peabody Energy Corporation in favor of Bank of America, N.A., as administrative agent under the Third Amended and Restated Credit Agreement dated of even date therewith among Peabody Energy Corporation, Bank of America, N.A., as administrative agent, Citibank, N.A., as syndication agent, and the lenders named therein (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on September 18, 2006).

10.3*	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of September 27, 2006, among Peabody Energy Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent.

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Financial Officer.

*	Filed herewith.