Form 10-Q
period 2007-06-30
PEABODY ENERGY CORP
filed 2007-08-08
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 265,506,092 shares of common stock with a par value of $0.01 per share outstanding at August 3, 2007.

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Statement of Earnings for the Three and Six Months Ended June 30, 2007 and 2006	2

Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited) and December 31, 2006	3

Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007 and 2006	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	37

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 6. Exhibits	39

SIGNATURE

EXHIBIT INDEX
Senior Notes Due 2013 Fourteenth Supplemental Indenture
Senior Notes Due 2016 Eighteenth Supplemental Indenture
Senior Notes Due 2016 Nineteenth Supplemental Indenture
Senior Notes Due 2026 Twentieth Supplemental Indenture
Supplemental Employee Retirement Account
Second Amendment to Amended and Restated Receivables Purchase Agreement
Target Price Engineering, Procurement and Construction Agreement
Certification by CEO
Certification by CFO
Section 1350 Certification by CEO
Section 1350 Certification by CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$1,276,035	$1,293,658	$2,590,850	$2,582,564
Other revenues	46,017	22,730	96,373	45,634

Total revenues	1,322,052	1,316,388	2,687,223	2,628,198

Costs and Expenses
Operating costs and expenses	1,077,517	1,053,534	2,169,298	2,075,876
Depreciation, depletion and amortization	108,501	91,475	211,363	172,439
Asset retirement obligation expense	7,473	11,628	18,848	18,843
Selling and administrative expenses	42,999	40,779	85,630	87,305
Other operating income:
Net gain on disposal or exchange of assets	(98,716)	(50,043)	(135,365)	(59,269)
Income from equity affiliates	(4,324)	(6,680)	(6,484)	(13,932)

Operating Profit	188,602	175,695	343,933	346,936
Interest expense	59,036	25,338	117,814	52,738
Interest income	(3,639)	(1,534)	(9,029)	(4,140)

Income Before Income Taxes and Minority Interests	133,205	151,891	235,148	298,338
Income tax provision (benefit)	19,155	(3,318)	31,769	8,248
Minority interests	6,358	1,775	7,181	6,434

Net Income	$107,692	$153,434	$196,198	$283,656

Earnings Per Share
Basic	$0.41	$0.58	$0.75	$1.08
Diluted	$0.40	$0.57	$0.73	$1.05

Weighted Average Shares Outstanding
Basic	263,479,042	263,958,590	263,256,691	263,726,123
Effect of dilutive securities	5,233,267	5,798,076	5,200,611	5,871,033

Diluted	268,712,309	269,756,666	268,457,302	269,597,156

Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30, 2007	December 31, 2006
	(Dollars in thousands, except
	share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$82,275	$326,511
Accounts receivable, net of allowance for doubtful accounts of $11,608 at June 30, 2007 and $11,144 December 31, 2006	259,625	358,242
Inventories	285,670	237,602
Assets from coal trading activities	270,334	150,373
Deferred income taxes	106,967	106,967
Other current assets	140,070	116,863

Total current assets	1,144,941	1,296,558
Property, plant, equipment and mine development
Land and coal interests	7,341,559	7,127,385
Buildings and improvements	900,228	893,049
Machinery and equipment	1,620,211	1,516,765
Less accumulated depreciation, depletion and amortization	(2,098,057)	(1,985,682)

Property, plant, equipment and mine development, net	7,763,941	7,551,517
Goodwill	242,406	240,667
Investments and other assets	534,513	425,314

Total assets	$9,685,801	$9,514,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$36,793	$95,757
Liabilities from coal trading activities	227,135	126,731
Accounts payable and accrued expenses	1,005,414	1,104,881

Total current liabilities	1,269,342	1,327,369
Long-term debt, less current maturities	3,155,207	3,201,992
Deferred income taxes	221,142	195,213
Asset retirement obligations	440,097	423,031
Workers’ compensation obligations	233,029	233,407
Accrued postretirement benefit costs	1,368,793	1,368,686
Other noncurrent liabilities	374,124	392,495

Total liabilities	7,061,734	7,142,193
Minority interests	39,806	33,337
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2007 or December 31, 2006	—	—
Series A Junior Participating Preferred Stock — 1,500,000 shares authorized, no shares issued or outstanding as of June 30, 2007 or December 31, 2006	—	—
Perpetual Preferred Stock — 750,000 shares authorized, no shares issued or outstanding as of June 30, 2007 or December 31, 2006	—	—
Series Common Stock — $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of June 30, 2007 or December 31, 2006	—	—
Common Stock — $0.01 per share par value; 800,000,000 shares authorized, 268,112,377 shares issued and 265,403,491 shares outstanding as of June 30, 2007 and 266,554,157 shares issued and 263,846,839 shares outstanding as of December 31, 2006	2,681	2,666
Additional paid-in capital	1,614,598	1,572,614
Retained earnings	1,280,413	1,115,994
Accumulated other comprehensive loss	(209,668)	(249,058)
Treasury shares, at cost: 2,708,886 shares as of June 30, 2007 and 2,707,318 shares as of December 31, 2006	(103,763)	(103,690)

Total stockholders’ equity	2,584,261	2,338,526

Total liabilities and stockholders’ equity	$9,685,801	$9,514,056

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$196,198	$283,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	211,363	172,439
Deferred income taxes	(825)	(51,104)
Amortization of debt discount and debt issuance costs	3,839	3,434
Net gain on disposal or exchange of assets	(135,365)	(59,269)
Income from equity affiliates	(6,484)	(13,932)
Dividends received from equity affiliates	12,927	9,935
Stock compensation	12,477	8,409
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable, net of sale	86,316	(12,277)
Inventories	(48,068)	(21,985)
Net assets from coal trading activities	(26,973)	3,802
Other current assets	(10,819)	(14,606)
Accounts payable and accrued expenses	(113,057)	(102,687)
Asset retirement obligations	6,151	1,554
Workers’ compensation obligations	(256)	2,248
Accrued postretirement benefit costs	20,025	12,271
Obligation to industry fund	7,976	(3,397)
Other, net	11,115	(5,086)

Net cash provided by operating activities	226,540	213,405

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(288,316)	(200,135)
Federal coal lease expenditures	(123,369)	(123,369)
Proceeds from disposal of assets, net of notes receivable	47,120	24,628
Additions to advance mining royalties	(4,157)	(4,863)
Investment in joint venture	(599)	(968)
Other acquisitions, net	—	(44,538)

Net cash used in investing activities	(369,321)	(349,245)

Cash Flows From Financing Activities
Payments of long-term debt	(102,951)	(42,753)
Dividends paid	(31,779)	(31,762)
Excess tax benefit related to stock options exercised	12,616	26,482
Increase of securitized interests in accounts receivable	12,300	—
Proceeds from stock options exercised	8,249	11,015
Proceeds from employee stock purchases	3,097	1,772
Distributions to minority interests	(2,131)	(2,730)
Common stock repurchase	—	(11,476)
Other financing activities	(856)	750

Net cash used in financing activities	(101,455)	(48,702)

Net decrease in cash and cash equivalents	(244,236)	(184,542)
Cash and cash equivalents at beginning of year	326,511	503,278

Cash and cash equivalents at end of year	$82,275	$318,736

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(1) Basis of Presentation
     The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the Company) and its controlled affiliates. All intercompany transactions, profits, and balances have been eliminated in consolidation.
     The accompanying condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2006 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007. Certain amounts in prior periods have been reclassified to conform to the report classifications as of June 30, 2007 and for the three and six months ended June 30, 2007, with no effect on previously reported net income or stockholders’ equity.
     The Company advanced its evaluation of strategic opportunities, including a possible spin-off or other strategic transaction, for portions of its Eastern U.S. Mining Operations business segment. The Company filed an initial Form 10 with the Securities and Exchange Commission and requested a Private Letter Ruling from the Internal Revenue Service as prerequisites for a possible tax-free spin-off of Patriot Coal Corporation (Patriot). Patriot would become an independent publicly-traded company producing steam and metallurgical quality coal in the eastern United States from operations and coal reserves in Appalachia and Western Kentucky. The potential spin-off would separate businesses with fundamentally different characteristics and allow management to pursue distinct operating and business strategies. The timetable and other details of the proposed transaction are expected to be finalized in the second-half of 2007.
(2) New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN No. 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted the provisions of FIN No. 48 on January 1, 2007 with no impact to retained earnings. At adoption, the Company had $135 million of unrecognized tax benefits in its condensed consolidated financial statements, and an additional $3 million has been added since January 1, 2007 resulting from tax positions taken during the current year. The Company does not expect significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date that would affect the Company’s effective tax rate, if recognized.
     Due to the existence of net operating loss (NOL) carryforwards, the Company has not currently accrued interest on any of its unrecognized tax benefits. The Company has considered the application of penalties on its unrecognized tax benefits and has determined, based on several factors including the existence of its NOL carryforwards, that no accrual of penalties related to its unrecognized tax benefits are required. If the accrual of interest or penalties becomes appropriate, the Company will record an accrual in its income tax provision.
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

(3) Business Combinations and Acquisitions
     In the second half of 2006, through two separate transactions, the Company acquired 100% of Excel Coal Limited (Excel), an independent coal company in Australia for a total acquisition price of US$1.54 billion in cash plus assumed debt of US$293.0 million, less US$30.0 million of cash acquired in the transaction. The results of operations of Excel are included in the Company’s Australian Mining Operations segment beginning in October 2006.
     The preliminary purchase accounting allocations related to the acquisition were recorded in the accompanying condensed consolidated financial statements as of, and for periods subsequent to, October 2006. The valuation of the net assets acquired is expected to be finalized once certain third-party appraisals and drilling and reserve studies are completed in the second-half of 2007.
     The following unaudited pro forma financial information presents the combined results of operations of the Company and Excel, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Excel constituted a single entity during this period. The Company expects to begin to realize the full benefit of the Excel acquisition when the mines under development are fully operational. One of the development-stage mines began operations in the first half of 2007, and the remaining two development-stage mines are expected to be fully commissioned in the second half of 2007.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(Dollars in thousands, except per share data)
Revenues:
As reported	$1,316,388	$2,628,198
Pro forma	1,414,732	2,824,886

Net income:
As reported	$153,434	$283,656
Pro forma	147,657	272,101

Basic earnings per share — net income:
As reported	$0.58	$1.08
Pro forma	0.56	1.03

Diluted earnings per share — net income:
As reported	$0.57	$1.05
Pro forma	0.55	1.01
(4) Assets and Liabilities from Coal Trading Activities
     The Company’s coal trading portfolio included forward and swap contracts as of June 30, 2007 and December 31, 2006. The fair value of coal trading derivatives and related hedge contracts are set forth below:

	June 30, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
	(Dollars in thousands)
Forward contracts	$188,677	$118,919	$142,105	$120,718
Financial swaps	81,657	108,216	8,268	6,013

Total	$270,334	$227,135	$150,373	$126,731

     Of the contracts in the Company’s trading portfolio as of June 30, 2007, 98% were valued utilizing prices from over-the-counter market sources, adjusted for coal quality and traded transportation differentials, and 2% of the Company’s contracts were valued based on similar market transactions.

     As of June 30, 2007, the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2007	28%
2008	45%
2009	22%
2010	4%
2011	1%
100%
     At June 30, 2007, 40% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 60% was with counterparties that are not rated or non-investment grade counterparties. The Company’s coal trading operations traded 34.9 million tons and 18.1 million tons for the three months ended June 30, 2007 and 2006, respectively, and 66.4 million tons and 28.8 million tons for the six months ended June 30, 2007 and 2006, respectively.
(5) Resource Management and Other Commercial Events
     In June 2007, the Company exchanged oil and gas rights and assets in more than 860,000 acres in the Illinois Basin, West Virginia, New Mexico and the Powder River Basin for approximately 41 million tons of high-Btu coal reserves in West Virginia and Kentucky and $15.0 million in cash proceeds. The Company’s subsidiaries received approximately 28 million tons of Pittsburgh seam coal reserves adjacent to the Company’s Federal No. 2 mining operation in West Virginia and more than 14 million tons of coal reserves in Western Kentucky. Based on the fair value of the coal reserves received, the Company recognized a $50.5 million gain on the exchange. The non-cash portion of this transaction was excluded from the investing section of the statement of cash flows.
     During the six months ended June 30, 2007, the Company sold approximately 88 million tons of non-strategic coal reserves and surface lands in Kentucky for $26.5 million cash and notes receivable of $69.4 million. The Company recognized gains totaling $78.5 million on these transactions.
     During the six months ended June 2006, the Company exchanged approximately 63 million tons of leased coal reserves at its Caballo mining operation for approximately 46 million tons of coal reserves contiguous with the Company’s North Antelope Rochelle mining operation. Based on the fair value of the coal reserves exchanged, the Company recognized a gain on assets exchanged totaling $39.2 million. This non-cash transaction was excluded from the investing section of the statement of cash flows.
(6) Inventories
     Inventories consisted of the following:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Materials and supplies	$93,153	$85,243
Raw coal	46,231	42,693
Saleable coal	146,286	109,666

Total	$285,670	$237,602

     As of December 31, 2006, “Inventories” reflected an additional $22.2 million that was previously classified as “Investments and other assets” on the Company’s consolidated balance sheet in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Certain assets related to the Excel acquisition were reclassified to conform to changes made to the purchase price allocation.

(7) Long-Term Debt
     The Company’s total indebtedness as of June 30, 2007 and December 31, 2006, consisted of the following:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Term Loan under Senior Unsecured Credit Facility	$522,054	$547,000
Convertible Junior Subordinated Debentures due 2066	732,500	732,500
7.375% Senior Notes due 2016	650,000	650,000
6.875% Senior Notes due 2013	650,000	650,000
7.875% Senior Notes due 2026	246,931	246,897
5.875% Senior Notes due 2016	218,090	231,845
5.0% Subordinated Note	—	59,504
6.84% Series C Bonds due 2016	43,000	43,000
6.34% Series B Bonds due 2014	21,000	21,000
6.84% Series A Bonds due 2014	10,000	10,000
Capital lease obligations	97,792	96,869
Fair value of interest rate swaps	(21,668)	(13,784)
Other	22,301	22,918

Total	$3,192,000	$3,297,749

Long-Term Debt Repayments
     During the six months ended June 30, 2007, the Company repaid portions of its long-term debt, which included a $60.0 million retirement of its 5.0% Subordinated Note; a $24.9 million repayment of its outstanding balance of the Term Loan under the Senior Unsecured Credit Facility; an open-market purchase of $13.8 million in face value of its 5.875% Senior Notes; and capital lease payments totaling $4.3 million. As of June 30, 2007, the Revolving Credit Facility’s remaining available borrowing capacity under the Senior Unsecured Credit Facility was $1.38 billion.
Capital Lease Obligations
     As of December 31, 2006, “Capital lease obligations” reflected an additional $40.2 million that was previously classified as “Accounts payable and accrued expenses” on the Company’s consolidated balance sheet in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The reclassification relates to a capital lease transaction structure that was finalized during the three months ended March 31, 2007. The lease term is 7 years with annual payments of approximately $7.2 million over the term of the lease, and a balloon payment at maturity of approximately $11.2 million.
Interest Rate Swaps
     During the six months ended June 30, 2007, the Company entered into several fixed-to-floating interest rate swaps. The first group of three interest rate swaps had combined notional amounts totaling $200.0 million and was designated to hedge changes in fair value of the 6.875% Senior Notes due 2013. Under the swaps, the Company pays a floating rate that resets each March 15 and September 15 based upon the six-month LIBOR rate for a period of six years ending March 15, 2013 and receives a fixed rate of 6.875%. The second group of two interest rate swaps had combined notional amounts totaling $100.0 million and was designated to hedge changes in fair value of the 5.875% Senior Notes due 2016. Under the swaps, the Company pays a floating rate that resets each April 15 and October 15 based upon the six-month LIBOR rate for a period of nine years ending April 15, 2016 and receives a fixed rate of 5.875%.
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

(8) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$107,692	$153,434	$196,198	$283,656
Increase in fair value of cash flow hedges, net of tax provision of $4,065 and $8,870 for the three months ended June 30, 2007 and 2006, respectively, and $12,923 and $10,113 for the six months ended June 30, 2007 and 2006, respectively	5,122	13,306	19,383	15,170
Accumulated actuarial loss and prior service cost realized in net income, net of tax provision of $8,267 and $11,654 for the three and six months ended June 30, 2007, respectively	12,445	—	20,007	—

Comprehensive income	$125,259	$166,740	$235,588	$298,826

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
(9) Pension and Postretirement Benefit Costs
     Net periodic pension costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost for benefits earned	$2,250	$3,058	$4,500	$6,117
Interest cost on projected benefit obligation	11,975	11,508	23,950	23,017
Expected return on plan assets	(14,075)	(13,646)	(28,150)	(27,293)
Amortization of actuarial loss and other	4,175	5,663	8,350	11,326

Net periodic pension costs	$4,325	$6,583	$8,650	$13,167

     Net periodic postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost for benefits earned	$3,013	$1,880	$5,242	$3,759
Interest cost on accumulated postretirement benefit obligation	21,511	18,462	42,883	36,926
Amortization of prior service cost	(165)	(1,335)	(1,007)	(2,669)
Amortization of actuarial loss	10,816	8,012	21,632	16,024

Net periodic postretirement benefit costs	$35,175	$27,019	$68,750	$54,040

     The Company expects to pay approximately $89 million attributable to its postretirement benefit plans during the year ended December 31, 2007, which reflects an increase of approximately $6 million from its previously disclosed estimate in the notes to the financial statements of its 2006 Annual Report on Form 10-K. The increase primarily relates to greater than expected number of retirees, higher than anticipated utilization and revised estimates of the impact of the recently approved 2007 National Bituminous Coal Wage Agreement. As of June 30, 2007, payments of $45.2 million attributable to the Company’s postretirement benefit plans were made.
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
     Operating segment results for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Revenues:
Western U.S. Mining	$490,970	$400,317	$971,603	$832,407
Eastern U.S. Mining	505,023	517,465	1,023,239	1,031,928
Australian Mining	260,384	217,892	547,375	370,891
Trading and Brokerage	59,387	175,542	135,451	382,557
Corporate and Other	6,288	5,172	9,555	10,415

Total	$1,322,052	$1,316,388	$2,687,223	$2,628,198

Adjusted EBITDA:
Western U.S. Mining	$136,941	$99,989	$276,550	$227,782
Eastern U.S. Mining	72,311	108,094	153,519	240,638
Australian Mining	41,882	65,928	104,443	113,684
Trading and Brokerage	26,510	21,199	63,345	37,378
Corporate and Other (1)	26,932	(16,412)	(23,713)	(81,264)

Total	$304,576	$278,798	$574,144	$538,218

(1)	Corporate and Other results include the gains on the disposal or exchange of assets discussed in Note 5.

     A reconciliation of Adjusted EBITDA to consolidated income before income taxes and minority interests follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Total Adjusted EBITDA	$304,576	$278,798	$574,144	$538,218
Depreciation, depletion and amortization	108,501	91,475	211,363	172,439
Asset retirement obligation expense	7,473	11,628	18,848	18,843
Interest expense	59,036	25,338	117,814	52,738
Interest income	(3,639)	(1,534)	(9,029)	(4,140)

Income before income taxes and minority interests	$133,205	$151,891	$235,148	$298,338

(11) Commitments and Contingencies
Commitments
     As of June 30, 2007, purchase commitments for capital expenditures were $153.7 million and federal coal reserve lease payments due over the next three years totaled $356.4 million.
Litigation Relating to Continuing Operations
     Navajo Nation Litigation
     On June 18, 1999, the Navajo Nation served three of the Company’s subsidiaries, including Peabody Western Coal Company (Peabody Western), with a complaint that had been filed in the U.S. District Court for the District of Columbia. The Navajo Nation has alleged 16 claims, including Civil Racketeer Influenced and Corrupt Organizations Act (RICO) violations and fraud. The complaint alleges that the defendants jointly participated in unlawful activity to obtain favorable coal lease amendments. The plaintiff is seeking various remedies including actual damages of at least $600 million, which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western’s two coal leases have terminated due to Peabody Western’s breach of these leases and a reformation of these leases to adjust the royalty rate to 20%. Subsequently, the court allowed the Hopi Tribe to intervene in this lawsuit and the Hopi Tribe is also seeking unspecified actual damages, punitive damages and reformation of its coal lease. On March 4, 2003, the U.S. Supreme Court issued a ruling in a companion lawsuit involving the Navajo Nation and the United States rejecting the Navajo Nation’s allegation that the United States breached its trust responsibilities to the Tribe in approving the coal lease amendments. On February 9, 2005, the U.S. District Court for the District of Columbia granted a consent motion to stay the litigation until further order of the court. Peabody Western, the Navajo Nation, the Hopi Tribe and the owners of the power plants served by the suspended Black Mesa mine and the Kayenta mine are in mediation with respect to this litigation and other business issues.
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

     Salt River Project Agricultural Improvement and Power District — Mine Closing and Retiree Health Care
     Salt River Project and the other owners of the Navajo Generating Station filed a lawsuit on September 27, 1996, in the Superior Court of Maricopa County in Arizona seeking a declaratory judgment that certain costs relating to final reclamation, environmental monitoring work and mine decommissioning and costs primarily relating to retiree health care benefits are not recoverable by the Company’s subsidiary, Peabody Western, under the terms of a coal supply agreement dated February 18, 1977. The contract expires in 2011. The trial court subsequently ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. The Company has recorded a receivable for mine decommissioning costs of $79.8 million and $76.8 million included in “Investments and other assets” in the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively.
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
     Gold Fields Mining, LLC (Gold Fields) is a dormant, non-coal producing entity that was previously managed and owned by Hanson PLC, the Company’s predecessor owner. In a February 1997 spin-off, Hanson PLC transferred ownership of Gold Fields to the Company, despite the fact that Gold Fields had no ongoing operations and the Company had no prior involvement in its past operations. Today, Gold Fields is one of the Company’s subsidiaries. The Company indemnified TXU Group with respect to certain claims relating to a former affiliate of Gold Fields. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950s and mined, in accordance with lease agreements and permits, approximately 0.15% of the total amount of the crude ore mined in the county.
     Gold Fields and two other companies are defendants in two class action lawsuits allegedly involving the operations near Picher, Oklahoma. The plaintiffs have asserted claims predicated on allegations of intentional lead exposure by the defendants and are seeking compensatory damages, punitive damages and the implementation of medical monitoring and relocation programs for the affected individuals. Gold Fields is also a defendant, along with other companies, in personal injury lawsuits that at one time involved over 50 children, arising out of the same lead mill operations. Plaintiffs in these actions are seeking compensatory and punitive damages for alleged personal injuries from lead exposure. Gold Fields, along with the former affiliate, has settled most of the claims in the personal injury lawsuits and the related lawsuits have been dismissed (with lawsuits involving 7 children remaining). In December 2003, the Quapaw Indian tribe and certain Quapaw land owners filed a lawsuit against Gold Fields, five other companies and the United States. The plaintiffs are seeking compensatory and punitive damages based on a variety of theories. Gold Fields has filed a third-party complaint against the United States, and other parties. In February 2005, the state of Oklahoma on behalf of itself and several other parties sent a notice to Gold Fields and other companies regarding a possible natural resources damage claim. All of the lawsuits are pending in the U.S. District Court for the Northern District of Oklahoma.

     The outcome of litigation and these claims are subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, the Company believes this matter is likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
Environmental Claims and Litigation
     Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) based on CERCLA at 5 sites, and claims have been asserted at 18 other sites, which have since been reduced to 12 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $41.6 million as of June 30, 2007 and $43.0 million as of December 31, 2006, $13.1 million and $14.4 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In September 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRPs’ mining operations caused the Environmental Protection Agency (EPA) to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historical mining sites. Gold Fields has participated in the ongoing settlement discussions. Gold Fields believes it has meritorious defenses to these claims. Gold Fields is involved in other litigation in the Picher area, and the Company indemnified TXU Group with respect to a defendant as is more fully discussed under the “Oklahoma Lead Litigation” caption above. Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than this provision.
Other
     The Company’s wholly-owned subsidiary, Prairie State Generating Company, LLC (PSGC), entered into a cost reimbursable Target Price Engineering, Procurement and Construction Agreement (Agreement) with Bechtel Power Corporation (Bechtel) related to a mine mouth pulverized coal-fired generating facility. At the financial closing (expected in the second half of 2007), the Company’s ownership interest in PSGC will be transferred to an Indiana non-profit corporation that will be owned and controlled by a group of owners (Owners), including one or more of the Company’s affiliates. The Company provided an absolute and unconditional payment guarantee of all amounts due until financial closing by PSGC to Bechtel under the Agreement (Initial Owner Guarantee). Following the transfer of PSGC’s membership interests, each Owner will issue a guarantee to Bechtel for its proportionate share of PSGC’s obligations under the Agreement. The Company will provide a guarantee to Bechtel for the proportionate share of the Company’s affiliates that will ultimately (together with the other Owners) control PSGC and own a proportionate share in the facility. The Initial Owner Guarantee will terminate (other than for claims then existing) following the transfer of PSGC’s membership interest to the Indiana non-profit corporation controlled by the Owners. The Company currently expects that reimbursements from partners will substantially offset 2007 project expenditures and that construction will commence shortly after financial closing.
     The Company has an established accounts receivable securitization program through its wholly-owned, bankruptcy-remote subsidiary. In May 2007, the Company amended its accounts receivable securitization program and increased the purchase limit from $225.0 million to $275.0 million.
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
     The Company owns a 30.0% interest in a partnership that leases a coal export terminal from the Peninsula Ports Authority of Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of June 30, 2007, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by a letter of credit totaling $42.8 million.
     The Company is party to an agreement with the Pension Benefit Guarantee Corporation (PBGC) and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the United Kingdom (a process similar to bankruptcy proceedings in the United States) and continues under this process as of June 30, 2007. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
Other Guarantees
     As part of arrangements through which the Company obtains exclusive sales representation agreements with small coal mining companies (the Counterparties), the Company issued financial guarantees on behalf of the Counterparties. The Company issued financial guarantees on behalf of a certain Counterparty to facilitate its efforts in obtaining financing for equipment purchases and guaranteed bonding for a partnership in which the Company formerly held an interest. The Company also issued a guarantee for certain equipment lease arrangements on behalf of one of the sales representation parties. The aggregate amount guaranteed by the Company for all such Counterparties was $14.4 million, and the fair value of the guarantees recognized as a liability was $0.4 million as of June 30, 2007. The Company’s obligations under the guarantees extend to September 2015.
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
     The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries, and substantially all of the Company’s subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments. See Note 7 for the descriptions of the Company’s long-term debt. Supplemental guarantor/non-guarantor financial information is provided in Note 13.

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
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(Dollars in thousands)
Total revenues	$—	$1,030,942	$327,724	$(36,614)	$1,322,052
Costs and expenses:
Operating costs and expenses	(2,326)	843,177	273,280	(36,614)	1,077,517
Depreciation, depletion and amortization	—	78,275	30,226	—	108,501
Asset retirement obligation expense	—	6,000	1,473	—	7,473
Selling and administrative expenses	8,329	33,068	1,602	—	42,999
Other operating income (loss):
Net gain on disposal or exchange of assets	—	(98,102)	(614)	—	(98,716)
(Income) loss from equity affiliates	(152,097)	1,606	(5,930)	152,097	(4,324)
Interest expense	68,970	15,086	6,046	(31,066)	59,036
Interest income	(4,198)	(23,709)	(6,798)	31,066	(3,639)

Income (loss) before income taxes and minority interests	81,322	175,541	28,439	(152,097)	133,205
Income tax provision (benefit)	(26,370)	44,607	918	—	19,155
Minority interests	—	—	6,358	—	6,358

Net income (loss)	$107,692	$130,934	$21,163	$(152,097)	$107,692

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(Dollars in thousands)
Total revenues	$—	$962,023	$381,045	$(26,680)	$1,316,388
Costs and expenses:
Operating costs and expenses	(7,380)	790,623	296,971	(26,680)	1,053,534
Depreciation, depletion and amortization	—	77,155	14,320	—	91,475
Asset retirement obligation expense	—	11,495	133	—	11,628
Selling and administrative expenses	4,923	35,678	178	—	40,779
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(50,286)	243	—	(50,043)
(Income) loss from equity affiliates	(176,693)	310	(6,990)	176,693	(6,680)
Interest expense	40,031	13,403	2,963	(31,059)	25,338
Interest income	(4,806)	(20,890)	(6,897)	31,059	(1,534)

Income (loss) before income taxes and minority interests	143,925	104,535	80,124	(176,693)	151,891
Income tax provision (benefit)	(9,509)	(9,434)	15,625	—	(3,318)
Minority interests	—	—	1,775	—	1,775

Net income (loss)	$153,434	$113,969	$62,724	$(176,693)	$153,434

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Six Months Ended June 30, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(Dollars in thousands)
Total revenues	$—	$2,054,315	$694,129	$(61,221)	$2,687,223
Costs and expenses:
Operating costs and expenses	(2,936)	1,667,747	565,708	(61,221)	2,169,298
Depreciation, depletion and amortization	—	153,968	57,395	—	211,363
Asset retirement obligation expense	—	17,037	1,811	—	18,848
Selling and administrative expenses	14,486	68,740	2,404	—	85,630
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(134,846)	(519)	—	(135,365)
(Income) loss from equity affiliates	(285,576)	3,123	(9,607)	285,576	(6,484)
Interest expense	139,061	28,612	12,330	(62,189)	117,814
Interest income	(8,878)	(47,733)	(14,607)	62,189	(9,029)

Income (loss) before income taxes and minority interests	143,843	297,667	79,214	(285,576)	235,148
Income tax provision (benefit)	(52,355)	78,175	5,949	—	31,769
Minority interests	—	—	7,181	—	7,181

Net income (loss)	$196,198	$219,492	$66,084	$(285,576)	$196,198

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Six Months Ended June 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(Dollars in thousands)
Total revenues	$—	$1,988,880	$692,565	$(53,247)	$2,628,198
Costs and expenses:
Operating costs and expenses	(12,330)	1,599,538	541,915	(53,247)	2,075,876
Depreciation, depletion and amortization	—	146,144	26,295	—	172,439
Asset retirement obligation expense	—	18,477	366	—	18,843
Selling and administrative expenses	9,469	76,983	853	—	87,305
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(59,301)	32	—	(59,269)
(Income) loss from equity affiliates	(330,977)	1,460	(15,392)	330,977	(13,932)
Interest expense	80,123	28,544	6,913	(62,842)	52,738
Interest income	(10,708)	(41,870)	(14,404)	62,842	(4,140)

Income (loss) before income taxes and minority interests	264,423	218,905	145,987	(330,977)	298,338
Income tax provision (benefit)	(19,233)	2,792	24,689	—	8,248
Minority interests	—	—	6,434	—	6,434

Net income (loss)	$283,656	$216,113	$114,864	$(330,977)	$283,656

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets

	June 30, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(Dollars in thousands)
Assets
Current assets
Cash and cash equivalents	$35,583	$9,751	$36,941	$—	$82,275
Accounts receivable	1,340	(35,015)	293,300	—	259,625
Inventories	—	172,969	112,701	—	285,670
Assets from coal trading activities	—	270,334	—	—	270,334
Deferred income taxes	—	106,967	—	—	106,967
Other current assets	65,278	38,833	35,959	—	140,070

Total current assets	102,201	563,839	478,901	—	1,144,941
Property, plant, equipment and mine development - at cost	—	7,171,673	2,690,325	—	9,861,998
Less accumulated depreciation, depletion and amortization	—	(1,852,098)	(245,959)	—	(2,098,057)
Goodwill	—	—	242,406	—	242,406
Investments and other assets	7,559,201	131,943	68,638	(7,225,269)	534,513

Total assets	$7,661,402	$6,015,357	$3,234,311	$(7,225,269)	$9,685,801

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$26,433	$1,156	$9,204	$—	$36,793
Payables and notes payable to affiliates, net	1,974,792	(2,171,052)	196,260	—	—
Liabilities from coal trading activities	—	227,135	—	—	227,135
Accounts payable and accrued expenses	34,110	707,895	263,409	—	1,005,414

Total current liabilities	2,035,335	(1,234,866)	468,873	—	1,269,342
Long-term debt, less current maturities	2,971,473	11,636	172,098	—	3,155,207
Deferred income taxes	44,983	(17,267)	193,426	—	221,142
Other noncurrent liabilities	25,350	2,296,301	94,392	—	2,416,043

Total liabilities	5,077,141	1,055,804	928,789	—	7,061,734
Minority interests	—	—	39,806	—	39,806
Stockholders’ equity	2,584,261	4,959,553	2,265,716	(7,225,269)	2,584,261

Total liabilities and stockholders’ equity	$7,661,402	$6,015,357	$3,234,311	$(7,225,269)	$9,685,801

Peabody Energy Corporation
Supplemental Condensed Consolidated Balance Sheets

	December 31, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(Dollars in thousands)
Assets
Current assets
Cash and cash equivalents	$272,226	$3,652	$50,633	$—	$326,511
Accounts receivable	—	41,199	317,043	—	358,242
Inventories	—	146,920	90,682	—	237,602
Assets from coal trading activities	—	150,373	—	—	150,373
Deferred income taxes	—	106,967	—	—	106,967
Other current assets	54,007	41,221	21,635	—	116,863

Total current assets	326,233	490,332	479,993	—	1,296,558
Property, plant, equipment and mine development — at cost	—	6,964,886	2,572,313	—	9,537,199
Less accumulated depreciation, depletion and amortization	—	(1,794,823)	(190,859)	—	(1,985,682)
Goodwill	—	—	240,667	—	240,667
Investments and other assets	7,178,608	34,195	77,897	(6,865,386)	425,314

Total assets	$7,504,841	$5,694,590	$3,180,011	$(6,865,386)	$9,514,056

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$27,350	$60,522	$7,885	$—	$95,757
Payables and notes payable to affiliates, net	2,025,605	(2,170,567)	144,962	—	—
Liabilities from coal trading activities	—	126,731	—	—	126,731
Accounts payable and accrued expenses	46,748	759,002	299,131	—	1,104,881

Total current liabilities	2,099,703	(1,224,312)	451,978	—	1,327,369
Long-term debt, less current maturities	3,017,107	12,373	172,512	—	3,201,992
Deferred income taxes	29,094	(25,077)	191,196	—	195,213
Other noncurrent liabilities	20,411	2,294,247	102,961	—	2,417,619

Total liabilities	5,166,315	1,057,231	918,647	—	7,142,193
Minority interests	—	—	33,337	—	33,337
Stockholders’ equity	2,338,526	4,637,359	2,228,027	(6,865,386)	2,338,526

Total liabilities and stockholders’ equity	$7,504,841	$5,694,590	$3,180,011	$(6,865,386)	$9,514,056

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
		(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(141,575)	$300,161	$67,954	$226,540

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(183,741)	(104,575)	(288,316)
Federal coal lease expenditures	—	(123,369)	—	(123,369)
Additions to advance mining royalties	—	(4,157)	—	(4,157)
Proceeds from disposal of assets, net of notes receivable	—	46,315	805	47,120
Investment in joint venture	—	(599)	—	(599)

Net cash used in investing activities	—	(265,551)	(103,770)	(369,321)

Cash Flows From Financing Activities
Payments of long-term debt	(38,083)	(59,980)	(4,888)	(102,951)
Dividends paid	(31,779)	—	—	(31,779)
Excess tax benefit related to stock options exercised	12,616	—	—	12,616
Increase of securitized interests in accounts receivable	—	—	12,300	12,300
Proceeds from stock options exercised	8,249	—	—	8,249
Proceeds from employee stock purchases	3,097	—	—	3,097
Distributions to minority interests	—	—	(2,131)	(2,131)
Other financing activities	—	(856)	—	(856)
Transactions with affiliates, net	(49,168)	32,325	16,843	—

Net cash provided by (used in) financing activities	(95,068)	(28,511)	22,124	(101,455)

Net increase (decrease) in cash and cash equivalents	(236,643)	6,099	(13,692)	(244,236)
Cash and cash equivalents at beginning of year	272,226	3,652	50,633	326,511

Cash and cash equivalents at end of year	$35,583	$9,751	$36,941	$82,275

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
		(Dollars in thousands)
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(81,359)	$233,923	$60,841	$213,405

Cash Flows from Investing Activities
Additions to property, plant, equipment and mine development	—	(161,226)	(38,909)	(200,135)
Federal coal lease expenditures	—	(63,540)	(59,829)	(123,369)
Additions to advance mining royalties	—	(4,863)	—	(4,863)
Proceeds from disposal of assets	—	24,166	462	24,628
Investment in joint venture	—	(968)	—	(968)
Acquisitions, net	—	—	(44,538)	(44,538)

Net cash used in investing activities	—	(206,431)	(142,814)	(349,245)

Cash Flows from Financing Activities
Payments of long-term debt	(12,680)	(10,362)	(19,711)	(42,753)
Dividends paid	(31,762)	—	—	(31,762)
Excess tax benefit related to stock options exercised	26,482	—	—	26,482
Proceeds from stock options exercised	11,015	—	—	11,015
Proceeds from employee stock purchases	1,772	—	—	1,772
Distributions to minority interests	—	—	(2,730)	(2,730)
Common stock repurchase	(11,476)	—	—	(11,476)
Other financing activities	—	—	750	750
Transactions with affiliates, net	(89,570)	(16,488)	106,058	—

Net cash provided by (used in) financing activities	(106,219)	(26,850)	84,367	(48,702)

Net increase (decrease) in cash and cash equivalents	(187,578)	642	2,394	(184,542)
Cash and cash equivalents at beginning of period	494,232	2,471	6,575	503,278

Cash and cash equivalents at end of period	$306,654	$3,113	$8,969	$318,736

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
     Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:
•	ability to renew sales contracts;

•	reductions of purchases by major customers;

•	transportation performance and costs, including demurrage;

•	geology, equipment and other risks inherent to mining;

•	weather;

•	legislation, regulations and court decisions;

•	new environmental requirements affecting the use of coal, including mercury and carbon dioxide related limitations;

•	changes in postretirement benefit and pension obligations;

•	changes to contribution requirements to multi-employer benefit funds;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	replacement of coal reserves;

•	price volatility and demand, particularly in higher-margin products and in our trading and brokerage businesses;

•	performance of contractors, third-party coal suppliers or major suppliers of mining equipment or supplies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	availability and costs of credit, surety bonds and letters of credit;

•	risks associated with customer contracts, including credit and performance risk;

•	the effects of acquisitions or divestitures, including integration of new acquisitions;

•	form, extent and timing of potential divestiture of a portion of our Eastern U.S. Mining Operations;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	risks associated with our Btu conversion or generation development initiatives;

•	risks associated with the conversion of existing information systems across major business processes to an integrated information technology system;

•	growth of domestic and international coal and power markets;

•	coal’s market share of electricity generation;

•	prices of fuels which compete with or impact coal usage, such as oil or natural gas;

•	future worldwide economic conditions;

•	successful implementation of business strategies;

•	variation in revenues related to synthetic fuel production due to expiration of related tax credits at the end of 2007;

•	the effects of changes in currency exchange rates, primarily the Australian dollar;

•	inflationary trends, including those impacting materials used in our business;

•	interest rate changes;

•	litigation, including claims not yet asserted;

•	terrorist attacks or threats;

•	impacts of pandemic illnesses; and

•	other factors, including those discussed in Legal Proceedings.
     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We do not undertake any obligation to update these statements, except as required by federal securities laws.
Overview
     We are the largest private sector coal company in the world, with majority interests in 40 coal operations located throughout all major U.S. coal producing regions and internationally in Australia and Venezuela. In the first six months of 2007, we sold 123.4 million tons of coal, and in 2006, we sold 247.6 million tons of coal. Our domestic sales represented 22% of all U.S. coal sales. Based on Energy Information Administration (EIA) estimates, demand for coal in the United States was approximately 1.1 billion tons in 2006. Domestic coal consumption is expected to grow at an average rate of 1.8% per year through 2030 when U.S. coal demand is forecasted to be 1.8 billion tons. Coal-fueled generation is used in most cases to meet baseload electricity requirements. Electricity growth is expected to average 1.5% annually through 2030. In 2006, coal’s share of electricity generation was approximately 50%, a share that the EIA projects will grow to 57% by 2030.
     Our primary U.S. customers are domestic utilities, which accounted for 87% of our sales in 2006. Internationally, we sell our metallurgical coal to industrial customers and steam coal to utility customers in the Pacific Rim. We typically sell coal to utility customers under long-term contracts (those with terms longer than one year). During 2006, approximately 90% of our sales were under long-term contracts. As of June 30, 2007, our full year 2007 targets include fully committed production of 220 to 225 million tons in the United States and production of 20 to 22 million tons in Australia, along with trading and brokerage volumes. As discussed more fully in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our results of operations in the near-term could be negatively impacted by poor weather conditions, unforeseen geologic conditions, equipment problems at mining locations, and by the availability of transportation for coal shipments. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves, find replacement buyers for coal under contracts with comparable terms to existing contracts, or the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation. In the past, we have achieved production levels that are relatively consistent with our projections. See the Outlook section for discussion of near-term and long-term impacts to our business.
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
     Australian Mining operations are characterized by both surface and underground extraction processes, mining various qualities of high-quality metallurgical coal as well as low-sulfur steam coal primarily sold to an international customer base with a portion sold to Australian steel producers and power generators.

     We own a 25.5% interest in Carbones del Guasare, which owns and operates the Paso Diablo Mine in Venezuela. The Paso Diablo Mine produces approximately 6 to 8 million tons of steam coal annually for export to the United States and Europe. During the first six months of 2007, our interest in Carbones del Guasare contributed $9.6 million to segment Adjusted EBITDA in “Corporate and Other Adjusted EBITDA” and paid a dividend of $12.9 million. At June 30, 2007, our investment in Paso Diablo was $56.8 million. Each of our mining operations is described in Item 1. Business, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Metallurgical coal is produced primarily from four of our Australian mines and two of our U.S. operations. Metallurgical coal is approximately 5% of our total sales volume and approximately 3% of U.S. sales volume.
     In addition to our mining operations, which comprised 87% of revenues in 2006, our trading and brokerage operations (13% of revenues), transactions utilizing our vast natural resource position (selling non-core land holdings and mineral interests) and other ventures generate revenues and additional cash flows.
     We continue to pursue the development of coal-fueled generating projects in areas of the U.S. where electricity demand is strong and where there is access to land, water, transmission lines and low-cost coal. The projects involve mine-mouth generating plants using our surface lands and coal reserves. Our ultimate role in these projects could take numerous forms, including, but not limited to, equity partner, contract miner or coal sales. On June 19, 2007, we announced the signing of a $2.9 billion cost reimbursable Target Price Engineering, Procurement and Construction Agreement with Bechtel Power Corporation for the 1,600-megawatt Prairie State Energy Campus in Washington County, Illinois. We have entered into agreements with two new participants for the project and the collective participant commitments now total 1,300-megawatts. The plant, assuming all necessary permits and financing are obtained and following selection of partners and sale of a majority of the output of each plant, could be operational following a four-year construction phase.
     The EIA projects that the high price of oil will lead to an increase in demand for unconventional sources of transportation fuel, including Btu conversion technologies, and that coal will increase its share as a fuel for generation of electricity. We are exploring several Btu conversion projects, which are designed to expand the uses of coal through various technologies, and we are continuing to explore options, particularly as they relate to Btu conversion technologies such as coal-to-liquids and coal-to-gas. On July 23, 2007, we announced an agreement with ConocoPhillips to explore development of a commercial scale coal-to-substitute natural gas (SNG) facility in the Midwest. The project would be developed as a mine-mouth facility at a location where we have access to large reserves and existing infrastructure. The facility would be designed to annually produce 50 billion to 70 billion cubic-feet of pipeline quality SNG from more than 3.5 million tons of Midwest coal and petroleum coke.

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
Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006
Summary
     Higher average sales prices primarily in the Powder River Basin and increased volumes in Australian Mining operations contributed to moderate increases in revenues during the three and six months ended June 30, 2007 compared to the prior year. Segment Adjusted EBITDA decreased for the quarter and six months compared to prior year primarily related to lower sales volumes resulting from adverse weather conditions, transportation issues and certain capital project delays in our Western U.S. and Australia mining operations; geology issues in our Eastern U.S. Mining operations; and the effects of currency translation related to the weaker U.S. dollar against the very strong Australian dollar. Disruption of the coal chain, including port congestion at our two primary Australian shipping points, Dalrymple Bay Coal Terminal and the Port of Newcastle, was caused by record demand and severe flooding in Newcastle. This led to significant queuing of vessels, which resulted in delayed shipments and increased demurrage charges. Partially offsetting these unfavorable events were improved results from Trading and Brokerage operations, the contribution from new mines in Australia, and higher prices in our U.S. Mining operations.
     Net income decreased for the three and six months ended June 30, 2007 compared to prior year, and included higher depreciation, depletion and amortization primarily from our newly acquired mines and additional interest expense associated with approximately $1.7 billion in debt issuances in the second half of 2006 to finance the acquisition of Excel Coal Limited (Excel). We expect to begin to realize the full benefit of the Excel acquisition when the mines under development are fully operational. One of the development-stage mines began operations in the first half of 2007, and the remaining two development-stage mines are expected to be fully commissioned in the second half of 2007. Partially offsetting these decreases were higher gains from asset disposals or exchanges.
Tons Sold

	Three Months Ended		2007 from 2006		Six Months Ended		2007 from 2006
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2007	2006	Tons	%	2007	2006	Tons	%
	(Tons in millions)				(Tons in millions)
Western U.S. Mining Operations	38.3	38.8	(0.5)	(1.3)%	76.2	78.6	(2.4)	(3.1)%
Eastern U.S. Mining Operations	13.1	14.1	(1.0)	(7.1)%	26.6	27.8	(1.2)	(4.3)%
Australian Mining Operations	5.0	2.4	2.6	108.3%	10.0	4.3	5.7	132.6%
Trading and Brokerage Operations	6.1	5.5	0.6	10.9%	10.6	11.4	(0.8)	(7.0)%

Total tons sold	62.5	60.8	1.7	2.8%	123.4	122.1	1.3	1.1%

Revenues

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase
	June 30,		to Revenues		June 30,		to Revenues
	2007	2006	$	%	2007	2006	$	%
	(Dollars in millions)				(Dollars in millions)
Western U.S. Mining Operations	$491.0	$400.2	$90.8	22.7%	$971.6	$832.2	$139.4	16.8%
Eastern U.S. Mining Operations	493.1	515.5	(22.4)	(4.3)%	999.4	1,021.4	(22.0)	(2.2)%
Australian Mining Operations	259.1	217.5	41.6	19.1%	544.9	370.2	174.7	47.2%
Trading and Brokerage Operations	32.9	160.5	(127.6)	(79.5)%	74.9	358.8	(283.9)	(79.1)%

Sales	1,276.1	1,293.7	(17.6)	(1.4)%	2,590.8	2,582.6	8.2	0.3%
Other revenues	46.0	22.7	23.3	102.6%	96.4	45.6	50.8	111.4%

Total revenues	$1,322.1	$1,316.4	$5.7	0.4%	$2,687.2	$2,628.2	$59.0	2.2%

     Total revenues increased for the three and six months ended June 30, 2007 compared to prior year while our total sales decreased for the three months ended June 30, 2007 and increased for the six months ended June 30, 2007. The primary causes of the change in these periods included the following:
•	Continued shift towards trading contracts versus brokerage contracts in our Trading and Brokerage operations. Trading and Brokerage operations’ sales decreased in the quarter and six months as the amount of brokerage business was reduced and replacement business was in the form of traded contracts. Contracts for trading activity are recorded at net margin in other revenues, whereas contracts for brokerage activity are recorded at gross sales price to revenues and operating costs. While the shift to trading contracts reduced total sales, there was no impact to Adjusted EBITDA;

•	Lower volumes in our Eastern U.S Mining operations related to geology issues;

•	Lower average sales prices in our Australia Mining operations related to lower metallurgical contract pricing (Pacific Rim seaborne market fiscal year began April 1) and higher thermal product sales in our overall price mix;

•	Lower volumes in our Australia Mining operations resulting from adverse weather events that affected production (excluding the impact of recently acquired mines), damaged rails, and further amplified port and rail congestion; and

•	Lower volumes in the Powder River Basin of our Western U.S. Mining operations for the quarter related to capital project delays and equipment issues that affected production and adverse weather conditions. The impact of adverse weather conditions on sales during the six months also included a blizzard in the Powder River Basin that effectively shut down operations and transportation for several days in the first quarter.
     The decline in volume and average sales prices discussed above was partially offset in the second quarter and fully offset in the six months by the following:
•	Higher volumes in Australia from recently acquired mines;

•	Higher average sales prices, increasing over 20%, in our Western U.S. Mining operations (mainly reflecting increases of approximately 25% per ton on new contracts in the Powder River Basin for each period presented). These increases in the Powder River Basin drove the overall increase in total sales for the six months. Additionally, we also benefited from higher volumes at our other Western U.S. Mining operations;

•	Higher average sales prices experienced in our Eastern U.S. Mining operations were driven by favorable contract pricing, partially offset by coal quality issues.

     Higher other revenues in the second quarter and six months primarily related to higher trading gains resulting from increased international volumes and favorable international pricing (quarter — $9.5 million; six months — $15.2 million) and higher revenues from synthetic fuel plants in the current period as customers idled those plants in the prior year (quarter — $6.0 million; six months — $9.1 million). Higher proceeds received from the monetization of in-the-money contracts with third-party coal producers contributed $16.2 million to the increase for the six months.
Segment Adjusted EBITDA

			Increase (Decrease)				Increase (Decrease)
	Three Months Ended		to Segment		Six Months Ended		to Segment
	June 30,		Adjusted EBITDA		June 30,		Adjusted EBITDA
	2007	2006	$	%	2007	2006	$	%
	(Dollars in millions)				(Dollars in millions)
Western U.S. Mining Operations	$136.9	$100.0	$36.9	36.9%	$276.6	$227.8	$48.8	21.4%
Eastern U.S. Mining Operations	72.3	108.1	(35.8)	(33.1)%	153.4	240.6	(87.2)	(36.2)%
Australian Mining Operations	41.9	65.9	(24.0)	(36.4)%	104.4	113.7	(9.3)	(8.2)%
Trading and Brokerage Operations	26.5	21.2	5.3	25.0%	63.3	37.4	25.9	69.3%

Total Segment Adjusted EBITDA	$277.6	$295.2	$(17.6)	(6.0)%	$597.7	$619.5	$(21.8)	(3.5)%

     Adjusted EBITDA from our Western U.S. Mining operations increased during the second quarter and six months primarily related to an overall increase in average sales prices from our Powder River Basin operations and a 28% increase in our premium product prices from our Powder River Basin operations. Partially offsetting higher average sales prices were lower sales volumes and higher costs associated with equipment repairs and maintenance, adverse weather conditions in the first and second quarters, capital project delays and higher add-on taxes and royalties.
     Eastern U.S. Mining operations’ Adjusted EBITDA decreased during the second quarter and six months primarily related to lower sales volumes and higher costs associated with production shortfalls stemming from geology issues at several of our mines; higher costs for commodities, including fuel; and loss of a contract miner. Modest increases in average sales prices were offset by lower coal quality at one of our mines. Results in the six months of 2006 reflected favorable sulfur premiums and an $8.9 million settlement of customer billings regarding coal quality.
     Our Australian Mining operations’ Adjusted EBITDA decreased during the second quarter and six months compared to prior year primarily due to lower pricing on metallurgical coal contracts; rail and port congestion at Dalrymple Bay Coal Terminal and the Port of Newcastle; higher congestion-related demurrage costs; and higher non-cash costs resulting from the weakening U.S. dollar, net of hedging gains. Dalrymple Bay Coal Terminal has been experiencing queues of over 50 vessels at a time (approximately a 34-day queue). Partially offsetting these decreases were contributions from our newly acquired mines and a $6.3 million insurance recovery on a business interruption claim in the first half of 2007. Our newly acquired mines experienced reduced shipments and damaged rail lines resulting from a storm late in the second quarter. The Port of Newcastle was closed for several days in June due to the storm, with up to 79 vessels in the queue at certain times (a 35 — 40 day queue).
     Trading and Brokerage operations’ Adjusted EBITDA increased during the second quarter and six months due to higher international trading gains resulting from higher volumes in 2007 and higher pricing. The price increases were driven by strong supply/demand fundamentals that were further strengthened by tightened Australian supply due to adverse weather impacting rail and port availability. Trading and Brokerage operations’ Adjusted EBITDA was also impacted by lower gains in the second quarter, but higher gains in the six months ended June 30, 2007 related to the monetization of in-the-money contracts with third-party coal producers and trading partners.

Income Before Income Taxes and Minority Interests

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2007	2006	$	%	2007	2006	$	%
	(Dollars in millions)				(Dollars in millions)
Total Segment Adjusted EBITDA	$277.6	$295.2	$(17.6)	(6.0)%	$597.7	$619.5	$(21.8)	(3.5)%
Corporate and Other Adjusted EBITDA	27.0	(16.4)	43.4	264.6%	(23.6)	(81.3)	57.7	71.0%
Depreciation, depletion and amortization	(108.5)	(91.5)	(17.0)	(18.6)%	(211.4)	(172.4)	(39.0)	(22.6)%
Asset retirement obligation expense	(7.5)	(11.6)	4.1	35.3%	(18.8)	(18.9)	0.1	0.5%
Interest expense	(59.0)	(25.3)	(33.7)	(133.2)%	(117.8)	(52.7)	(65.1)	(123.5)%
Interest income	3.6	1.5	2.1	140.0%	9.0	4.1	4.9	119.5%

Income before income taxes and minority interests	$133.2	$151.9	$(18.7)	(12.3)%	$235.1	$298.3	$(63.2)	(21.2)%

     Income before income taxes and minority interests for the three and six months ended June 30, 2007 was lower than the prior year primarily due to higher interest expense and depreciation, depletion and amortization, partially offset by lower net expense in Corporate and Other Adjusted EBITDA.
     Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income from our joint ventures, net gains on disposal or exchange of assets, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development, Btu conversion and resource management. The improvement in Corporate and Other Adjusted EBITDA during the second quarter and six months includes the following:
•	Higher net gains on disposals or exchanges of assets (quarter — $48.7 million; six months — $76.1 million). Activity for the second quarter and six months included a gain of $50.5 million on the exchange of our coalbed methane and oil and gas rights in the Illinois Basin, West Virginia, New Mexico and the Powder River Basin for high-Btu coal reserves located in West Virginia and Kentucky and cash proceeds. Our 2007 activity also included gains totaling $78.5 million ($43.6 million in the second quarter) from sales of non-strategic coal reserves and surface lands located in Kentucky. Net gains on disposals or exchanges of assets in the prior year included a $39.2 million gain on exchange of coal reserves (see Note 5); and

•	Higher cost reimbursement and partner fees for the Prairie State Energy Campus project, primarily related to the entrance of new project partners (quarter — $13.1 million; six months — $11.5 million).
     The improvement in Corporate and Other Adjusted EBITDA during the second quarter and six months was partially offset by:
•	Lower equity income (quarter — $2.2 million; six months — $6.0 million) from our 25.5% interest in Carbones del Guasare (owner and operator of the Paso Diablo Mine in Venezuela), which primarily resulted from trucking issues, a temporary shortage of explosives, and delays in receiving equipment, which impacted operations; and

•	Higher expenses (quarter — $11.4 million; six months — $19.4 million) associated with higher past mining obligations resulting from increased healthcare costs and additional multiemployer pension and retiree healthcare funding in accordance with 2006 legislation and requirements under the 2007 National Bituminous Coal Wage Agreement.
     Depreciation, depletion and amortization increased (quarter — $17.0 million; six months - $39.0 million) primarily related to the addition of recently acquired Australian operations.
     Interest expense increased (quarter — $33.7 million; six months — $65.1 million) primarily due to approximately $1.7 billion in new debt issuances in the second half of 2006 to finance the acquisition of Excel.

Net Income

	Three Months Ended		Decrease		Six Months Ended		Decrease
	June 30,		to Income		June 30,		to Income
	2007	2006	$	%	2007	2006	$	%
	(Dollars in millions)				(Dollars in millions)
Income before income taxes and minority interests	$133.2	$151.9	$(18.7)	(12.3)%	$235.1	$298.3	$(63.2)	(21.2)%
Income tax (provision) benefit	(19.1)	3.3	(22.4)	(678.8)%	(31.7)	(8.2)	(23.5)	(286.6)%
Minority interests	(6.4)	(1.8)	(4.6)	(255.6)%	(7.2)	(6.4)	(0.8)	(12.5)%

Net income	$107.7	$153.4	$(45.7)	(29.8)%	$196.2	$283.7	$(87.5)	(30.8)%

     Net income decreased during the three and six months ended June 30, 2007 compared to prior year due to the decrease in income before income taxes discussed above, a higher income tax provision and an increase in minority interests. The income tax provision was higher for the quarter and six months primarily due to a reduction in tax reserves totaling $21.4 million in the prior year related to the favorable finalization of former parent companies’ federal tax audits. Minority interests increased primarily from the absorption of losses in excess of the minority interest capital contribution at one of our mines, partially offset by lower earnings allocable to partners.
Outlook
Events Impacting Near-Term Operations
     Global coal markets continued to reflect high demand and pricing, with prices strengthening in the international and domestic markets in early 2007. China’s economy grew 11.5% year-over-year in the first half of 2007 as published by the National Bureau of Statistics of China, while the U.S. economy grew at an annual rate of 3.4% based on recent reports by the U.S. Commerce Department.
     Operationally, we dealt with several external events in the first half of 2007, including adverse weather, transportation logistic issues and a weakening U.S. dollar. We anticipate that the impact from certain of these events will continue to affect our Australian Mining operations results in the second half of 2007, including higher costs due to demurrage and currency exchange rate changes. The port congestion and significant queuing of vessels at Dalrymple Bay Coal Terminal and Port of Newcastle are expected to continue into the second half of 2007, as congestion at these coal export terminals led to mandatory reductions of throughput entitlements for coal shippers, ranging from 13-21% for the remainder of 2007. We anticipate that planned incremental production cuts from original targets at our U.S. operations, as well as higher fuel charges, will impact our Eastern U.S. and Western U.S. Mining operations’ results in the second half of 2007. The U.S. market continues to experience high utility customer stockpiles, which has decreased demand and led to our planned production cuts. As of June 30, 2007, we expect full year 2007 sales targets of 260 to 275 million tons. We expect U.S. production targets of 220 to 225 million tons and Australian production of 20 to 22 million tons for the year.
     We advanced our evaluation of strategic opportunities, including a possible spin-off or other strategic transaction, for portions of our Eastern U.S. Mining Operations business segment. We filed an initial Form 10 with the Securities and Exchange Commission and requested a Private Letter Ruling from the Internal Revenue Service as prerequisites for a possible tax-free spin-off of Patriot Coal Corporation (Patriot). Patriot would become an independent publicly-traded company producing steam and metallurgical quality coal in the eastern United States from operations and coal reserves in Appalachia and Western Kentucky. The potential spin-off would separate businesses with fundamentally different characteristics and allow management to pursue distinct operating and business strategies. The timetable and other details of the proposed transaction are expected to be finalized in the second-half of 2007.
     The majority of our United Mine Workers of America (UMWA)-represented eastern workforce operates under a recently signed, five-year labor agreement expiring December 31, 2011. This contract replaced a contract that had expired on December 31, 2006 and mirrors the 2007 National Bituminous Coal Wage Agreement. In April 2007, a new labor agreement was ratified for our hourly workforce at the Willow Lake underground mine, which is represented by the International Brotherhood of Boilermakers. The new 4-year labor agreement expires on April 15, 2011. The impact of these new labor agreements will result in higher wage, pension, and retiree healthcare costs of approximately $30 million for

2007. Additionally, the UMWA-represented workforce at our Arizona mine operates under the Western Surface Agreement of 2000 and the UMWA-represented workforce at one of our eastern mines operates under a separate contract, both of which expire in the second half of 2007. Furthermore, new labor agreements are being negotiated at two of our Australian mines.
Long-term Outlook
     Our outlook for the coal markets remains positive. We believe strong coal markets will continue worldwide as long as growth continues in the U.S., Asia and other undeveloped economies that are increasing coal demand for electricity generation and steelmaking. We estimate that more than 115 gigawatts of new coal-fueled electricity generating capacity is under construction around the world and more than 12,000 megawatts is under construction or recently come on line in the United States. The EIA projects an additional 156 gigawatts of new U.S. coal-fueled generation by 2030, which by itself could represent more than 500 million tons of additional coal demand.
     Coal prices continue to strengthen. Internationally, Australian thermal coal prices have increased during 2007, exceeding $70 per metric tonne for seaborne shipments during the second quarter for spot sales. The spot prices for metallurgical coal have also increased recently in 2007, signaling the potential for higher 2008 contract pricing. Both China and India increased net imports of coal to satisfy growth in electricity generation and steel production. Russia is predicting a decline in its coal exports due to continued domestic demand. We expect to capitalize on the strong global market for metallurgical and thermal coal from sales of our Australian production, including our newly acquired thermal coal mines. Also, in response to growing international markets, we established an international trading group in 2006 and added a trading office in Europe in early 2007, which expands our trading activities to four continents. U.S. coal markets showed signs of strengthening, with approximately 55% and 35% improvements in current 2009 published prices over prompt levels at the beginning of 2007 for reference Powder River Basin and Central Appalachian coal products, respectively.
     By early 2008, we expect to have dramatically reshaped our global platform, with major enhancements to our flagship Powder River Basin operations, expansion in Australia, strategic evaluation of our Eastern operations and a larger global trading presence. Capital projects are targeted for the expansion of our international platform in Australia, including the completion of our Wilpinjong Mine, North Wambo Underground Mine and Millennium Mine.
     Demand for Powder River Basin coal remains strong, particularly for our ultra-low sulfur products. The Powder River Basin represents more than half of our production. We control approximately 3.5 billion tons of proven and probable reserves in the Southern Powder River Basin, and we sold 138.4 million tons of coal from this region during 2006, an increase of 10.1% over the prior year. Our major 2007 projects include the installation of a new dragline system at our North Antelope Rochelle Mine in the Powder River Basin, which is expected to reduce fuel usage and costs, the completion of a new in-pit conveyor system and progress on a new coal blending and loadout facility also at North Antelope Rochelle, which is expected to increase capacity and improve blending capabilities.
     Coal-to-gas and coal-to-liquids (CTL) plants represent an emerging opportunity for long-term industry growth. The EIA continues to project an increase in demand for unconventional sources of transportation fuel, including CTL. Coal-to-gas and CTL facilities are being built and operated outside the United States as alternatives to high-priced conventional oil and gas.
     Management continues to focus on cost control and operating performance to mitigate external cost pressures, geologic conditions and potentially adverse port and rail performance. We are experiencing increases in operating costs related to fuel, explosives, steel, tires, contract mining, new wage agreements and healthcare, and have taken measures to mitigate the increases in these costs, including a company-wide initiative to instill best practices at all operations. In addition, low long-term interest rates also have a negative impact on expenses related to our actuarially determined, employee-related liabilities. In spite of our efforts to manage controllable costs, we expect a year-over-year increase in these costs. We may also encounter poor geologic conditions, lower third-party contract miner or brokerage source performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See “Cautionary Notice Regarding Forward-Looking Statements” and Item 1A. Risk Factors for additional cautionary factors regarding our outlook.

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
     Net cash provided by operating activities for the six months ended June 30, 2007 increased $13.1 million compared to the prior year. This increase primarily related to working capital changes partially offset by lower cash income from operations.
     Net cash used in investing activities increased $20.1 million for the six months ended June 30, 2007 compared to the prior year. The increase reflects higher capital spending of $88.2 million in 2007, partially offset by the acquisition of an additional interest in a joint venture for $44.5 million in 2006 and $22.5 million in proceeds from disposals or exchanges of assets, net of notes receivable. Capital expenditures in 2007 included mine development at our recently acquired Australian mines, the completion of an in–pit conveyor system and progress on a coal blending and loadout facility at one of our Western mines.
     Net cash used for financing activities increased $52.8 million compared to the prior year. The increase primarily related to the repayment of $103.0 million of debt that included a $60.0 million retirement of our 5.0% Subordinated Note; a $24.9 million repayment on the outstanding balance of our Term Loan under the Senior Unsecured Credit Facility; a $13.8 million open-market purchase of 5.875% Senior Notes; and capital lease payments totaling $4.3 million. Also contributing to the increase in net cash used in financing activities were lower tax benefit related to stock option exercises and lower proceeds from the exercise of stock options, partially offset by higher usage of our accounts receivable securitization program of $12.3 million during 2007 and payments for common stock repurchases of $11.5 million in the prior year.
     Our total indebtedness as of June 30, 2007 and December 31, 2006, consisted of the following:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Term Loan under Senior Unsecured Credit Facility	$522,054	$547,000
Convertible Junior Subordinated Debentures due 2066	732,500	732,500
7.375% Senior Notes due 2016	650,000	650,000
6.875% Senior Notes due 2013	650,000	650,000
7.875% Senior Notes due 2026	246,931	246,897
5.875% Senior Notes due 2016	218,090	231,845
5.0% Subordinated Note	—	59,504
6.84% Series C Bonds due 2016	43,000	43,000
6.34% Series B Bonds due 2014	21,000	21,000
6.84% Series A Bonds due 2014	10,000	10,000
Capital lease obligations	97,792	96,869
Fair value of interest rate swaps	(21,668)	(13,784)
Other	22,301	22,918

Total	$3,192,000	$3,297,749

     As of June 30, 2007, the Revolving Credit Facility’s remaining available borrowing capacity under the Senior Unsecured Credit Facility was $1.38 billion.

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
     During the six months ended June 30, 2007, we entered into several fixed-to-floating interest rate swaps. The first group of three interest rate swaps had combined notional amounts totaling $200.0 million and was designated to hedge changes in fair value of the 6.875% Senior Notes due 2013. Under the swaps, we pay a floating rate that resets each March 15 and September 15 based upon the six-month LIBOR rate for a period of six years ending March 15, 2013 and receives a fixed rate of 6.875%. The second group of two interest rate swaps had combined notional amounts totaling $100.0 million and was designated to hedge changes in fair value of the 5.875% Senior Notes due 2016. Under the swaps, we pay a floating rate that resets each April 15 and October 15 based upon the six-month LIBOR rate for a period of nine years ending April 15, 2016 and receives a fixed rate of 5.875%.
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
Third-party Security Ratings
     The ratings for our senior unsecured credit facility and our senior unsecured notes are as follows: Moody’s — Ba1 rating, Standard & Poor’s — BB rating and Fitch — BB+ rating. The ratings on our convertible junior subordinated debentures were as follows: Moody’s — Ba3 rating (downgraded from a Ba2 rating at December 31, 2006 due to changes in Moody’s methodology for evaluating the instrument), Standard & Poor’s — B rating and Fitch — BB- rating. These security ratings reflected the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from the rating agencies. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.
Contractual Obligations
     The following table updates, as of June 30, 2007, our capital lease obligations as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The obligations changed due to a capital lease finalized during the six months ended June 30, 2007.

	Payments Due By Year
	Within	2 - 3	4 - 5	After
	1 Year	Years	Years	5 Years
		(dollars in thousands)
Capital lease obligations (principal and interest)	$3,604	$14,414	$14,414	$26,214
     We do not expect any of the $138 million of unrecognized tax benefits reported in our condensed consolidated financial statements to require cash settlement within the next year. Beyond that, we are unable to make reasonably reliable estimates of periodic cash settlements with respect to such unrecognized tax benefits.

     As of June 30, 2007, we had $153.7 million of purchase obligations for capital expenditures and $356.4 million of obligations related to federal coal reserve lease payments due over the next three years. Total capital expenditures for 2007 are now expected to range from $550 to $600 million, excluding capital projects associated with the Prairie State Energy Campus project and federal coal reserve lease payments. Contractor escalations, materials, currency impact and project delays in Australia and the Powder River Basin have led to higher capital costs. Additionally, we added a new preparation plant project at one of our Western mines to improve coal quality. Capital expenditures relate to replacement, improvement, or expansion of existing mines and growth initiatives. Capital expenditures were funded through operating cash flow.
     Our wholly-owned subsidiary, Prairie State Generating Company, LLC (PSGC), entered into a cost reimbursable Target Price Engineering, Procurement and Construction Agreement (Agreement) with Bechtel Power Corporation (Bechtel) related to a mine mouth pulverized coal-fired generating facility. At the financial closing (expected in the second half of 2007), our interest in PSGC will be transferred to an Indiana non-profit corporation that will be owned and controlled by a group of owners (Owners), including one or more of our affiliates. We provided an absolute and unconditional payment guarantee of all amounts due until financial closing by PSGC to Bechtel under the Agreement (Initial Owner Guarantee). Following the transfer of PSGC’s membership interests, each Owner will issue a guarantee to Bechtel for its proportionate share of PSGC’s obligations under the Agreement. We will provide a guarantee to Bechtel for the proportionate share of our affiliates that will ultimately (together with the other Owners) control PSGC and own a proportionate share in the facility. Our Initial Owner Guarantee will terminate (other than for claims then existing) following the transfer of PSGC’s membership interest to the Indiana non-profit corporation controlled by the Owners. We currently expect that reimbursements from partners will substantially offset 2007 project expenditures and that construction will commence shortly after financial closing.
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
     We have an established accounts receivable securitization program through our wholly-owned, bankruptcy-remote subsidiary. In May 2007, we amended our accounts receivable securitization program and increased the purchase limit from $225.0 million to $275.0 million. The amount of undivided interests in accounts receivable sold to the Conduit was $231.5 million as of June 30, 2007 and $219.2 million as of December 31, 2006.
     There were no other material changes to our off-balance sheet arrangements during the six months ended June 30, 2007. See Note 12 to our unaudited condensed consolidated financial statements included in this report for a discussion of our guarantees. Our off-balance sheet arrangements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Newly Adopted Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN No. 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     We adopted the provisions of FIN No. 48 on January 1, 2007 with no impact to retained earnings. At adoption, we had $135 million of unrecognized tax benefits in our condensed consolidated financial statements, and an additional $3 million has been added since January 1, 2007 resulting from tax positions taken during the current year. We do not expect significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date that would affect our effective tax rate, if recognized.

     Due to the existence of net operating loss (NOL) carryforwards, we have not currently accrued interest on any of our unrecognized tax benefits. We have considered the application of penalties on our unrecognized tax benefits and have determined, based on several factors including the existence of our NOL carryforwards, that no accrual of penalties related to our unrecognized tax benefits are required. If the accrual of interest or penalties becomes appropriate, we will record an accrual in our income tax provision.
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
Coal Trading Activities and Related Commodity Price Risk
     We engage in over-the-counter and direct trading of coal. These activities give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the market value of a particular commitment. We actively measure, monitor and adjust traded position levels to remain within risk limits prescribed by management. For example, we have policies in place that limit the amount of total exposure, in value at risk terms, which we may assume at any point in time.
     We account for coal trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, options and swaps, at market value in our condensed consolidated financial statements. Our trading portfolio included forwards and swaps as of June 30, 2007 and December 31, 2006.
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

     During the six months ended June 30, 2007, the actual low, high, and average values at risk for our coal trading portfolio were as follows:

	Domestic	International
	(Dollars in thousands)
Low	$741	$496
High	3,541	6,380
Average	1,759	3,569
     As of June 30, 2007, the timing of the estimated future realization of the value of our trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2007	28%
2008	45%
2009	22%
2010	4%
2011	1%
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
Foreign Currency Risk
     We utilize currency forwards to hedge currency risk associated with anticipated Australian dollar expenditures. Our currency hedging program for 2007 targets hedging approximately 70% of our anticipated Australian dollar-denominated operating expenditures. As of June 30, 2007, we had in place forward contracts designated as cash flow hedges with notional amounts outstanding totaling A$864.6 million of which A$279.4 million, A$359.7 million, A$196.7 million and A$28.8 million will expire in 2007, 2008, 2009, and 2010, respectively. Our current expectation for the remaining 2007 non-capital, Australian dollar-denominated cash expenditures is approximately A$664.9 million. An increase or decrease in the Australian dollar/U.S. dollar exchange rate of US$0.01 (ignoring the effects of hedging) would result in an increase or decrease, respectively, in our “Operating costs and expenses” of $6.6 million per year.

Interest Rate Risk
     Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we manage fixed-rate debt as a percent of net debt through the use of various hedging instruments, which are discussed in Note 7 to our condensed consolidated financial statements. As of June 30, 2007, after taking into consideration the effects of interest rate swaps, we had $2.27 billion of fixed-rate borrowings and $923.4 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $9.2 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $0.3 million decrease in the estimated fair value of these borrowings.
Other Non-trading Activities
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 90% of our sales volume under long-term coal supply agreements during 2006.
     Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. To manage this risk, we use a combination of forward contracts with our suppliers and financial derivative contracts, primarily swap contracts with financial institutions. As of June 30, 2007, we had derivative contracts outstanding that are designated as hedges of anticipated purchases of fuel and explosives.
     Notional amounts outstanding under fuel-related, derivative swap contracts were 103.2 million gallons of crude oil scheduled to expire through 2010 and 8.0 million gallons of heating oil scheduled to expire through 2007. At June 30, 2007, we had outstanding option contracts designated as a collar of crude oil prices with notional amounts of 21.7 million gallons, expiring through 2007. We expect to consume 100 to 105 million gallons of fuel per year. On a per gallon basis, based on this usage, a change in fuel prices of one cent per gallon (ignoring the effects of hedging) would result in an increase or decrease in our operating costs of approximately $1 million per year. Alternatively, a one dollar per barrel change in the price of crude oil would increase or decrease our annual fuel costs (ignoring the effects of hedging) by approximately $2.4 million.
     Notional amounts outstanding under explosives-related swap contracts, scheduled to expire through 2010, were 6.8 mmbtu of natural gas. We expect to consume 315,000 to 325,000 tons of explosives per year. Through our natural gas hedge contracts, we have fixed prices for approximately 47% of our anticipated explosives requirements for 2007. Based on our expected usage, a change in natural gas prices of ten cents per mmbtu (ignoring the effects of hedging) would result in an increase or decrease in our operating costs of approximately $0.3 million per year.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2007 and has concluded that the disclosure controls and procedures were adequate and effective.
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
Item 1A. Risk Factors.
     The risk factors listed below should be read in conjunction with the risk factors outlined in Part I, Item 1A of our 2006 Annual Report on Form 10-K.
The implementation of our new enterprise resource planning system carries certain risks, including the potential for business interruption, and the associated adverse impact.
     To support the continued growth and globalization of our businesses, we are converting our existing information systems across major business processes to an integrated information technology system. The U.S. implementation will begin in the second-half of 2007. We have made extensive plans to support effective implementation of this information technology system. Such a major undertaking carries the additional risk of unforeseen issues and interruptions. The extent to which we successfully convert our information technology systems and address unforeseen issues will have direct bearing on our ability to perform certain day-to-day functions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In July 2005, our Board of Directors authorized a share repurchase program of up to 5% of the then outstanding shares of our common stock, approximately 13.1 million shares. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. As of June 30, 2007, there were 10.9 million shares available for repurchase. There were no share repurchases during the three months ended June 30, 2007 under the share repurchase program.

			Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares that May
	Shares	Price per	Announced	Yet Be Purchased
Period	Purchased(1)	Share	Program	Under the Program
April 1 through April 30, 2007	—	$—	—	10,920,605
May 1 through May 31, 2007	—	—	—	10,920,605
June 1 through June 30, 2007	983	49.94	—	10,920,605

Total	983	$49.94	—

(1)	Includes 983 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

Item 4. Submission of Matters to a Vote of Security Holders.
     Peabody Energy Corporation’s annual meeting of stockholders was held on May 1, 2007. The shares of common stock eligible to vote were based on a record date of March 9, 2007. Five Class III directors were elected to serve for three-year terms expiring in 2010. A tabulation of votes for each director is set forth below:

	For	Withheld
William A. Coley	178,241,630	57,034,955
Irl F. Engelhardt	177,733,410	57,543,175
William C. Rusnack	177,778,772	57,497,813
John F. Turner	170,033,420	65,243,165
Alan H. Washkowitz	169,576,436	65,700,149
     The terms of office of the following directors continued after the annual meeting of stockholders: Gregory H. Boyce, B.R. Brown, Henry Givens, Jr., William E. James, Robert B. Karn III, Henry E. Lentz, James R. Schlesinger, Blanche M. Touhill, and Sandra A. Van Trease.
     Stockholders also voted to ratify Ernst & Young LLP as our independent registered public accounting firm for 2007 and a shareholder proposal submitted by the AFL-CIO Reserve Fund to declassify the Board for the purpose of director elections. The result of the vote on each of these matters is set forth below:

				Broker
	For	Against	Abstentions	Non-votes
Ratification of independent registered public accounting firm	232,858,440	1,081,291	1,331,512	—
Stockholder proposal regarding declassification of Board	151,112,313	38,145,218	1,687,028	44,332,026
     The shareholder proposal submitted at the annual meeting was advisory in nature. The Nominating & Corporate Governance Committee, which consists entirely of independent directors, is evaluating the impact of the vote on the proposal and will recommend a course of action for consideration by the full Board of Directors.
     On July 31, 2007, our Board of Directors approved an amendment to our by-laws for purposes of implementing a majority voting standard in uncontested director elections in place of the current plurality voting standard. Consequently, in uncontested director elections, each director to be elected by stockholders will be elected by the vote of the majority of the votes cast (as defined in our by-laws) at any meeting of stockholders for the election of directors at which a quorum is present. In contested elections, a plurality voting standard will apply, based on shares present in person or represented by proxy and voting for nominees in the election.
Item 6. Exhibits.
     See Exhibit Index at page 41 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION

Date: August 8, 2007	By:	/s/ RICHARD A. NAVARRE Richard A. Navarre
Chief Financial Officer and
Executive Vice President of Corporate Development
(On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed on August 7, 2006).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on August 2, 2007).

4.1*	6 7/8% Senior Notes Due 2013 Fourteenth Supplemental Indenture, dated as of June 14, 2007, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

4.2*	5 7/8% Senior Notes Due 2016 Eighteenth Supplemental Indenture, dated as of June 14, 2007, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee.

4.3*	7 3/8% Senior Notes due 2016 Nineteenth Supplemental Indenture, dated as of June 14, 2007 among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee.

4.4*	7 7/8% Senior Notes due 2026 Twentieth Supplemental Indenture, dated as of June 14, 2007, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee.

10.1*	Peabody Investments Corp. Supplemental Employee Retirement Account.

10.2*	Second Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 15, 2007, by and among the Seller, the Registrant, the Sub-Servicers named therein, Market Street Funding LLC, as Issuer, and PNC Bank, National Association, as Administrator.

10.3*	Target Price Engineering, Procurement and Construction Agreement, dated as of June 19, 2007, between Prairie State Generating Company, LLC and Bechtel Power Corporation (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit and were filed separately with the Securities and Exchange Commission).

10.4	Letter Agreement, dated as of May 4, 2007, by and between the Registrant and Richard M. Whiting, including the form of new employment agreement between Mr. Whiting and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 2007).

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Financial Officer.

*	Filed herewith.