Form 10-K/A
period 2006-12-31
PEABODY ENERGY CORP
filed 2007-09-10
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Explanatory Note
           Peabody Energy Corporation is filing this Amendment No. 1 on Form 10-K/A (“Amended Filing”) in order to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed February 28, 2007 (“Original Filing”), to provide additional disclosures concerning our practices and policies related to exploration and drilling costs, advanced stripping costs, and coal reserve estimates. The expanded disclosure is based on correspondence with the Securities and Exchange Commission (“SEC”) in conjunction with the SEC’s review of our Original Filing. The following items were impacted by these expanded disclosures:

•	Part I. Item 1A. Risk Factors — We added a new risk factor on page 12 labeled “Diversity in interpretation and application of accounting literature in the mining industry may impact our reported financial results”;

•	Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — We added new critical accounting policies on page 35 regarding the treatment of “Exploration and Drilling Costs” and “Advance Stripping Costs”; and

•	Part II. Item 8. Financial Statements and Supplementary Data and Part IV. Exhibits and Financial Statement Schedules —Consolidated Financial Statements — We expanded the description of our “Inventories” and “Property, Plant, Equipment and Mine Development” policies contained in Note 1, Summary of Significant Accounting Policies.
We are also including Part I. Item 2. Properties to reflect the correction of footing errors for certain category totals within the coal reserve tables; total proven and probable coal reserves remain unchanged at 10.2 billion tons. Except as described in this note, this Amended Filing does not modify or update the disclosures in our Original Filing. See our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC subsequent to our Original Filing for updated information.
We are also including new certifications of the principal executive officer and principal financial officer as exhibits to this Amended Filing.

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
      Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

•	ability to renew sales contracts;

•	reductions of purchases by major customers;

•	transportation performance and costs, including demurrage;

•	geology, equipment and other risks inherent to mining;

•	weather;

•	legislation, regulations and court decisions;

•	new environmental requirements affecting the use of coal including mercury and carbon dioxide related limitations;

•	changes in postretirement benefit and pension obligations;

•	changes to contribution requirements to multi-employer benefit funds;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	replacement of coal reserves;

•	price volatility and demand, particularly in higher-margin products and in our trading and brokerage businesses;

•	performance of contractors, third-party coal suppliers or major suppliers of mining equipment or supplies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	availability and costs of credit, surety bonds and letters of credit;

•	risks associated with customer contracts, including credit and performance risk;

•	the effects of acquisitions or divestitures, including integration of new acquisitions;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	risks associated with our Btu conversion or generation development initiatives;

•	risks associated with the conversion of our current information systems;

•	growth of domestic and international coal and power markets;

•	coal’s market share of electricity generation;

i

•	prices of fuels which compete with or impact coal usage, such as oil or natural gas;

•	future worldwide economic conditions;

•	successful implementation of business strategies;

•	variation in revenues related to synthetic fuel production due to expiration of related tax credits at the end of 2007;

•	the effects of changes in currency exchange rates, primarily the Australian dollar;

•	inflationary trends, including those impacting materials used in our business;

•	interest rate changes;

•	litigation, including claims not yet asserted;

•	terrorist attacks or threats;

•	impacts of pandemic illnesses;

•	other factors, including those discussed in Legal Proceedings, set forth in Item 3 of the Original Filing and Risk Factors, set forth in Item 1A of this report.
      When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other SEC filings. We do not undertake any obligation to update these statements, except as required by federal securities laws.

ii

		Page

PART I.
Item 1A.	Risk Factors	2
Item 2.	Properties	12
PART II.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 8.	Financial Statements and Supplementary Data	45
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	46
Consent of Ernst & Young LLP
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

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

Diversity in interpretation and application of accounting literature in the mining industry may impact our reported financial results.
      The mining industry has limited industry specific accounting literature and, as a result, we understand diversity in practice exists in the interpretation and application of accounting literature to mining specific issues. For example, some companies capitalize drilling and related costs incurred to delineate and classify mineral resources as proven and probable reserves, and other companies expense such costs. In addition, some industry participants expense pre-production stripping costs associated with developing new pits at existing surface mining operations, while other companies capitalize pre-production stripping costs for new pit development at existing operations. The materiality of such expenditures can vary greatly relative to a given company’s respective financial position and results of operations. As diversity in mining industry accounting is addressed, we may need to restate our reported results if the resulting interpretations differ from our current accounting practices (for additional information regarding our accounting policies with respect to drilling costs and advance stripping costs, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates).

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
PRODUCTION AND ASSIGNED RESERVES(1)
(Tons in millions)

					Sulfur Content(2)				As of December 31, 2006
	Production
					<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	As	Assigned
	Year Ended	Year Ended	Year Ended		sulfur dioxide	sulfur dioxide	sulfur dioxide	Received	Proven and
Geographic Region/Mining	Dec. 31,	Dec. 31,	Dec. 31,	Type of	per	per	per	Btu per	Probable
Complex	2006	2005	2004	Coal	Million Btu	Million Btu	Million Btu	pound(3)	Reserves	Owned	Leased	Surface	Underground

Appalachia:
Federal	4.6	4.1	4.9	Steam	—	—	31	13,300	31	11	20	—	31
Big Mountain	2.0	1.9	1.9	Steam	4	30	—	12,300	34	—	34	—	34
Kanawha Eagle(4)	1.9	—	—	Steam/Met.	31	22	—	13,100	53	—	53	—	53
Harris	1.6	2.0	3.0	Steam/Met.	5	3	—	13,800	8	—	8	—	8
Rocklick	2.2	2.6	2.0	Steam/Met.	5	7	1	13,100	13	—	13	3	10
Wells	2.3	2.6	2.6	Steam/Met.	20	29	—	12,800	49	—	49	—	49

Total	14.6	13.2	14.4		65	91	32		188	11	177	3	185
Midwest:
Highland	3.7	3.8	3.2	Steam	—	—	88	11,400	88	31	57	—	88
Patriot	3.9	4.2	4.1	Steam	—	—	41	10,800	41	4	37	3	38
Air Quality	2.2	2.1	1.8	Steam	—	25	33	10,700	58	5	53	—	58
Riola/ Vermilion Grove	1.7	2.3	2.3	Steam	—	—	19	10,500	19	—	19	—	19
Miller Creek	1.6	1.0	0.9	Steam	—	2	28	10,000	30	29	1	30	—
Francisco Surface	2.0	1.8	2.1	Steam	—	—	6	10,500	6	2	4	6	—
Francisco Underground	1.1	1.2	0.9	Steam	—	—	22	10,600	22	3	18	—	22
Farmersburg	3.8	3.8	4.2	Steam	1	11	95	10,300	107	93	14	107	—
Somerville Central	3.5	3.4	3.2	Steam	—	—	4	10,300	4	2	2	4	—
Somerville — North	2.4	2.4	2.1	Steam	—	—	7	10,500	7	6	1	7	—
Somerville — South	2.5	2.4	2.0	Steam	—	—	14	10,000	14	8	6	14	—
Viking	1.5	1.5	1.5	Steam	—	1	7	10,700	8	—	8	8	—
Wildcat Hills Surface/Underground	2.4	2.6	2.7	Steam	—	—	10	10,300	10	5	5	10	—
Willow Lake	3.6	3.7	3.4	Steam	—	—	64	11,200	64	48	17	—	64
Gateway	2.6	0.5	—	Steam	—	—	20	10,300	20	20	—	—	20
Dodge Hill	1.1	1.2	1.2	Steam	—	—	8	11,100	8	3	5	—	8

Total	39.6	37.9	35.6		1	39	466		506	259	247	189	317
Powder River Basin:
North Antelope/ Rochelle	88.6	82.7	82.5	Steam	1,171	—	—	8,800	1,171	—	1,171	1,171	—
Caballo	32.8	30.5	26.5	Steam	787	122	22	8,600	931	—	931	931	—
Rawhide	17.0	12.4	6.9	Steam	290	62	55	8,600	407	—	407	407	—

Total	138.4	125.6	115.9		2,248	184	77		2,509	—	2,509	2,509	—
Southwest/ Colorado:
Black Mesa	—	3.9	4.8	Steam	10	1	—	10,600	11	—	11	11	—
Kayenta	8.2	8.2	8.2	Steam	185	82	3	11,000	270	—	270	270	—
Lee Ranch	5.5	5.3	5.8	Steam	20	123	12	10,000	155	88	67	155	—
Twentymile	8.6	9.4	6.4	Steam	73	—	—	10,800	73	14	59	—	73
Seneca	—	1.1	1.5	Steam	—	—	—	NA	—	—	—	—	—

Total	22.3	27.9	26.7		288	206	15		509	102	407	436	73

					Sulfur Content(2)				As of December 31, 2006
	Production
					<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	As	Assigned
	Year Ended	Year Ended	Year Ended		sulfur dioxide	sulfur dioxide	sulfur dioxide	Received	Proven and
Geographic Region/Mining	Dec. 31,	Dec. 31,	Dec. 31,	Type of	per	per	per	Btu per	Probable
Complex	2006	2005	2004	Coal	Million Btu	Million Btu	Million Btu	pound(3)	Reserves	Owned	Leased	Surface	Underground

Australia:
North Goonyella/ Eaglefield	2.2	2.1	1.7	Met.	48	—	—	12,800	48	—	48	2	46
Metropolitan	0.4	—	—	Met.	40	—	—	12,700	40	—	40	—	40
Wilkie Creek	2.0	1.9	1.4	Steam	223	—	—	10,800	223	—	223	223	—
Chain Valley (80.0%)(5)	0.2	—	—	Steam	17	—	—	11,900	17	—	17	—	17
Wambo Open Cut(4)	1.2	—	—	Steam	106	—	—	12,400	106	—	106	106	—
Burton (95.0%)(5)	4.3	4.4	3.2	Steam/Met.	38	—	—	12,400	38	—	38	38	—
Baralaba(4)	0.2	—	—	Steam/Met.	—	2	—	12,200	2	—	2	2	—
Wilpinjong	0.3	—	—	Steam	—	165	—	9,900	165	—	165	165	—
Millennium(4)	0.1	—	—	Met.	26	—	—	12,800	26	—	26	26	—

Total	10.9	8.4	6.3		498	167	—		665	—	665	562	103

Total	225.8	213.0	198.9		3,100	687	590		4,377	372	4,005	3,699	678

     The following chart provides a summary of the amount of our proven and probable coal reserves in each U.S. state and Australia state, the predominant type of coal mined in the applicable location, our property interest in the reserves and other characteristics of the facilities.
ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES
As of December 31, 2006
(Tons in millions)

							Sulfur Content(2)

							<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	As
	Total Tons		Proven and				sulfur dioxide	sulfur dioxide	sulfur dioxide	Received	Reserve Control		Mining Method
			Probable			Type of	per	per	per	Btu per
Coal Seam Location	Assigned	Unassigned	Reserves(6)	Proven	Probable	Coal	Million Btu	Million Btu	Million Btu	pound(3)	Owned	Leased	Surface	Underground

Appalachia:
Ohio	—	25	25	19	6	Steam	—	—	25	11,300	25	—	—	25
West Virginia	188	342	530	310	220	Steam/Met.	141	190	199	13,000	224	306	15	515

Appalachia	188	367	555	329	226		141	190	224		249	306	15	540
Midwest:
Illinois	113	2,292	2,405	1,190	1,215	Steam	5	38	2,362	10,400	2,195	210	78	2,327
Indiana	255	353	608	410	198	Steam	1	40	567	10,300	402	206	258	350
Kentucky	138	1,019	1,157	622	535	Steam	—	1	1,156	10,800	673	484	105	1,052

Midwest	506	3,664	4,170	2,222	1,948		6	79	4,085		3,270	900	441	3,729
Powder River Basin:
Montana	—	162	162	158	4	Steam	15	117	30	8,600	67	95	162	—
Wyoming	2,509	796	3,305	3,226	79	Steam	3,020	183	102	8,700	—	3,305	3,305	—

Powder River Basin	2,509	958	3,467	3,384	83		3,035	300	132		67	3,400	3,467	—
Southwest/ Colorado:
Arizona	281	—	281	281	—	Steam	195	83	3	10,900	—	281	281	—
Colorado	73	154	227	165	62	Steam	139	—	88	10,600	43	184	—	227
New Mexico	155	544	699	636	63	Steam	91	344	264	9,200	617	82	699	—

Southwest	509	698	1,207	1,082	125		425	427	355		660	547	980	227
Australia:
New South Wales	328	138	466	253	213	Steam/Met.	466	—	—	12,400	—	466	271	195
Queensland	337	—	337	104	233	Steam/Met.	335	2	—	11,200	—	337	291	46

Australia	665	138	803	357	446		801	2	—		—	803	562	241

Total Proven and Probable	4,377	5,825	10,202	7,374	2,828		4,408	998	4,796		4,246	5,956	5,465	4,737

(1)	Assigned reserves represent recoverable coal reserves that we have committed to mine at locations operating as of December 31, 2006. Unassigned reserves represent coal at suspended locations and coal that has not been committed. These reserves would require new mine development, mining equipment or plant facilities before operations could begin on the property.

(2)	Compliance coal is defined by Phase II of the Clean Air Act as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Non-compliance coal is defined as coal having sulfur dioxide content in excess of this standard. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emissions allowance credits or blending higher sulfur coal with lower sulfur coal.

(3)	As-received Btu per pound includes the weight of moisture in the coal on an as sold basis. The following table reflects the average moisture content used in the determination of as-received Btu by region:

Appalachia	6.0%
Midwest:
Illinois	14.0%
Indiana	15.0%
Kentucky	12.5%
Missouri/ Oklahoma	12.0%
Powder River Basin:
Montana	26.5%
Wyoming	27.5%
Southwest:
Arizona	13.0%
Colorado	14.0%
New Mexico	15.5%
Australia	10.0%

(4)	These joint ventures are consolidated in our results and their proven and probable coal reserves are reflected at 100%. Our effective percentage interest in each operation is as follows: Kanawha Eagle — 73.9%; Wambo Open-Cut — 75.0%; Baralaba — 62.5% and Millennium — 84.6%.

(5)	Proven and probable coal reserves for these joint ventures reflect our proportional ownership as indicated parenthetically.

(6)	Proven and probable reserves exclude approximately 30 million tons located in Zulia State, Venezuela, related to the Las Carmelitas Project, which is held through our 51% interest in Excelven Pty Ltd.

THIS PAGE INTENTIONALLY LEFT BLANK

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      Effective February 22, 2006, we implemented a two-for-one stock split on all shares of our common stock. All share and per share amounts in this annual report reflect this split. In July 2005, our Board of Directors authorized a share repurchase program of up to 5% of the outstanding shares of our common stock. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. In 2006, we repurchased 2.2 million of our common shares for $99.8 million under this repurchase program.
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

      Below we have provided two separate sensitivity analyses to demonstrate the significance of these assumptions in relation to reported amounts.
      Health care cost trend rate:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease

	(Dollars in thousands)
Effect on total service and interest cost components(1)	$9,501	$(7,989)
Effect on total postretirement benefit obligation(1)	$179,264	$(150,765)
      Discount rate:

	One-Half	One-Half
	Percentage-	Percentage-
	Point Increase	Point Decrease

	(Dollars in thousands)
Effect on total service and interest cost components(1)	$1,064	$(1,496)
Effect on total postretirement benefit obligation(1)	$(78,243)	$82,702

(1)	In addition to the effect on total service and interest cost components of expense, changes in trend and discount rates would also increase or decrease the actuarial gain or loss amortization expense component. The gain or loss amortization would approximate the increase or decrease in the obligation divided by 8.47 years at December 31, 2006.

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
      Exploration and Drilling Costs
     Exploration expenditures are charged to operating costs as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves.
      Advance Stripping Costs
     Pre-production: At existing surface operations, additional pits may be added to increase production capacity in order to meet customer requirements. These expansions may require significant capital to purchase additional equipment, expand the workforce, build or improve existing haul roads and create the initial pre-production box cut to remove overburden (i.e., advance stripping costs) for new pits at existing operations. If these pits operate in a separate and distinct area of the mine, the costs associated with initially uncovering coal (i.e., advance stripping costs incurred for the initial box cuts) for production are capitalized and amortized over the life of the developed pit consistent with coal industry practices.
     Post-production: Advance stripping costs related to post-production are expensed as incurred. Where new pits are routinely developed as part of a contiguous mining sequence, we expense such costs as incurred. The development of a contiguous pit typically reflects the planned progression of an existing pit, thus maintaining production levels from the same mining area utilizing the same employee group and equipment.
     Since the January 1, 2006 adoption of EITF 04-6, we have not incurred development costs (advance stripping costs) related to opening new pits at existing surface operations. However, we anticipate such development expenditures will be incurred in the latter part of 2007 and beyond.
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

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEABODY ENERGY CORPORATION

/s/ RICHARD A. NAVARRE

Richard A. Navarre
Chief Financial Officer and Executive Vice President of Corporate Development
Date: September 7, 2007

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

Inventories
      Materials and supplies and coal inventory are valued at the lower of average cost or market. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. Prior to the adoption of EITF Issue No. 04-6, advance stripping consisted of the costs to remove overburden above an unmined coal seam as part of the surface mining process. As a result of the adoption of EITF Issue No. 04-6 on January 1, 2006, advance stripping costs are expensed as incurred except to the extent such costs are included as a component of inventory costs.

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
      Expenditures which extend the useful lives of existing plant and equipment assets are capitalized. Maintenance and repairs are charged to operating costs as incurred, Costs incurred to develop coal mines or to expand the capacity of operating mines are capitalized. Costs incurred to maintain current production capacity at a mine and exploration expenditures are charged to operating costs as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Costs to acquire computer hardware and the development and/or purchase of software for internal use are capitalized and depreciated over the estimated useful lives.
      Coal reserves are recorded at cost, or at fair value in the case of acquired businesses. As of December 31, 2006 and 2005, the net book value of coal reserves totaled $5.2 billion and $3.7 billion, respectively. These amounts included $2.1 billion and $1.8 billion at December 31, 2006 and 2005, respectively, attributable to properties where the Company was not currently engaged in mining operations or leasing to third parties and, therefore, the coal reserves were not currently being depleted. Included in the book value of coal reserves are mineral rights for leased coal interests including advance royalties and the net book value of these mineral rights was $3.5 billion and $2.1 billion at December 31, 2006 and 2005, respectively. The remaining net book value of our coal reserves of $1.7 billion and $1.6 billion, at December 31, 2006 and 2005, respectively, relates to coal reserves held by fee ownership.
      Depletion of coal reserves and amortization of advance royalties is computed using the units-of-production method utilizing only proven and probable reserves (as adjusted for recoverability factors) in the depletion base. Mine development costs are principally amortized over the estimated lives of the mines using the straight-line method.
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

/s/ Ernst & Young LLP
St. Louis, Missouri
February 20, 2007

PEABODY ENERGY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to					Balance
	Beginning	Costs and					at End
Description	of Period	Expenses		Deductions(1)	Other		of Period

	(Dollars in thousands)
Year Ended December 31, 2006
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$17,250	$—		$—	$(576	) (2)	$16,674
Reserve for materials and supplies	4,945	168		—	(414	) (2)	4,699
Allowance for doubtful accounts	10,853	446		—	(155	) (2)/(4)	11,144
Year Ended December 31, 2005
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$18,224	$867		$(2,551)	$710	(2)	$17,250
Reserve for materials and supplies	4,419	581		(1,574)	1,519	(2)	4,945
Allowance for doubtful accounts	1,361	20,305	(3)	(5,860)	(4,953	) (4)	10,853
Year Ended December 31, 2004
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$14,465	$—		$—	$3,759	(2)	$18,224
Reserve for materials and supplies	7,563	234		(4,180)	802	(2)	4,419
Allowance for doubtful accounts	1,361	—		—	—		1,361

(1)	Reserves utilized, unless otherwise indicated.

(2)	Balances transferred (to) from other accounts or reserves recorded as part of a property transaction or acquisition.

(3)	Includes $19.5 million for the establishment of a reserve for the collectibility of certain receivables billed prior to 2005.

(4)	Reflects subsequent recovery of amounts previously reserved.

EXHIBIT INDEX
      The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit

2.1	Merger Implementation Agreement, dated as of July 6, 2006, between the Registrant and Excel Coal Limited (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on July 7, 2006).
2.2	Deed of Variation — Merger Implementation Agreement, dated as of September 18, 2006, between the Registrant and Excel Coal Limited (Incorporated by reference to Exhibit 2.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006).
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 7, 2006).
3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).
4.1	Rights Agreement, dated as of July 24, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent (which includes the form of Certificate of Designations of Series A Junior Preferred Stock of the Registrant as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C) (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, filed on July 24, 2002).
4.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, filed with the Secretary of State of the State of Delaware on July 24, 2002 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A, filed on July 24, 2002).
4.3	Certificate of Adjustment delivered by the Registrant to Equiserve Trust Company, NA., as Rights Agent, on March 29, 2005 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 8-A, filed on March 29, 2005).
4.4	Certificate of Adjustment delivered by the Registrant to American Stock Transfer & Trust Company, as Rights Agent, on February 22, 2006 (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form 8-A, filed on February 22, 2006).
4.5	Specimen of stock certificate representing the Registrant’s common stock, $.01 par value (Incorporated by reference to Exhibit 4.13 of the Registrant’s Form S-1 Registration Statement No. 333-55412).
4.6	6 7/8% Senior Notes Due 2013 Indenture, dated as of March 21, 2003, between the Registrant and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.27 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 13, 2003).
4.7	6 7/8% Senior Notes Due 2013 First Supplemental Indenture, dated as of May 7, 2003, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-4 Registration Statement No. 333-106208).
4.8	6 7/8% Senior Notes Due 2013 Second Supplemental Indenture, dated as of September 30, 2003, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.198 of the Registrant’s Form S-3 Registration Statement No. 333-109906, filed on October 22, 2003).
4.9	6 7/8% Senior Notes Due 2013 Third Supplemental Indenture, dated as of February 24, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.211 of the Registrant’s Form S-3/ A Registration Statement No. 333-109906, filed on March 4, 2004).
4.10	6 7/8% Senior Notes Due 2013 Fourth Supplemental Indenture, dated as of April 22, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 10.57 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).

Exhibit
No.	Description of Exhibit

4.11	6 7/8% Senior Notes Due 2013 Fifth Supplemental Indenture, dated as of October 18, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).
4.12	6 7/8% Senior Notes Due 2013 Sixth Supplemental Indenture, dated as of January 20, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005).
4.13	6 7/8% Senior Notes Due 2013 Seventh Supplemental Indenture, dated as of September 30, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005).
4.14	6 7/8% Senior Notes Due 2013 Eighth Supplemental Indenture, dated as of January 20, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 6, 2006).
4.15	6 7/8% Senior Notes Due 2013 Ninth Supplemental Indenture, dated as of June 13, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 7, 2006).
4.16	6 7/8% Senior Notes Due 2013 Tenth Supplemental Indenture, dated as of June 30, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 7, 2006).
4.17	6 7/8% Senior Notes Due 2013 Eleventh Supplemental Indenture, dated as of September 29, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006).
4.18	6 7/8% Senior Notes Due 2013 Twelfth Supplemental Indenture, dated as of November 10, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007).
4.19	6 7/8% Senior Notes Due 2013 Thirteenth Supplemental Indenture, dated as of January 31, 2007, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007).
4.20	5 7/8% Senior Notes Due 2016 Indenture, dated as of March 19, 2004, between the Registrant and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).
4.21	5 7/8% Senior Notes Due 2016 First Supplemental Indenture, dated as of March 23, 2004, between the Registrant and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 23, 2004).
4.22	5 7/8% Senior Notes Due 2016 Second Supplemental Indenture, dated as of April 22, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 10.58 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).
4.23	5 7/8% Senior Notes Due 2016 Third Supplemental Indenture, dated as of October 18, 2004, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).

Exhibit
No.	Description of Exhibit

4.24	5 7/8% Senior Notes Due 2016 Fourth Supplemental Indenture, dated as of January 20, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005).
4.25	5 7/8% Senior Notes Due 2016 Fifth Supplemental Indenture, dated as of September 30, 2005, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005).
4.26	5 7/8% Senior Notes Due 2016 Sixth Supplemental Indenture, dated as of January 20, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 6, 2006).
4.27	5 7/8% Senior Notes Due 2016 Seventh Supplemental Indenture, dated as of June 13, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 7, 2006).
4.28	5 7/8% Senior Notes Due 2016 Eighth Supplemental Indenture, dated as of June 30, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 7, 2006).
4.29	5 7/8% Senior Notes Due 2016 Ninth Supplemental Indenture, dated as of September 29, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006).
4.30	5 7/8% Senior Notes Due 2016 Twelfth Supplemental Indenture, dated as of November 10, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007).
4.31	5 7/8% Senior Notes Due 2016 Fifteenth Supplemental Indenture, dated as of January 31, 2007, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007).
4.32	7 3/8% Senior Notes due 2016 Tenth Supplemental Indenture, dated as of October 12, 2006 among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 13, 2006).
4.33	7 3/8% Senior Notes due 2016 Thirteenth Supplemental Indenture, dated as of November 10, 2006 among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007).
4.34	7 3/8% Senior Notes due 2016 Sixteenth Supplemental Indenture, dated as of January 31, 2007 among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007).
4.35	7 7/8% Senior Notes due 2026 Eleventh Supplemental Indenture, dated as of October 12, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated October 13, 2006).
4.36	7 7/8% Senior Notes due 2026 Fourteenth Supplemental Indenture, dated as of November 10, 2006, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.36 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007).
4.37	7 7/8% Senior Notes due 2026 Seventeenth Supplemental Indenture, dated as of January 31, 2007, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007).
4.38	Subordinated Indenture, dated as of December 20, 2006, between the Registrant and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed December 20, 2006).

Exhibit
No.	Description of Exhibit

4.39	4.75% Convertible Junior Subordinated Debentures Due 2066 First Supplemental Indenture, dated as December 20, 2006, among the Registrant and US Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed December 20, 2006).
4.40	Capital Replacement Covenant dated December 19, 2006 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed December 20, 2006).
10.1	Third Amended and Restated Credit Agreement, dated as of September 15, 2006, among the Registrant, Bank of America, N.A., as administrative agent, Citibank, N.A., as syndication agent, and the lenders named therein (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed September 18, 2006).
10.2	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of September 27, 2006, among the Registrant, the Lenders named therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006).
10.3	Amended and Restated Guarantee, dated as of September 15, 2006, among the Registrant and the Guarantors (as defined therein) in favor of Bank of America, N.A., as administrative agent under the Third Amended and Restated Credit Agreement dated as of September 15, 2006 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed September 18, 2006).
10.4	Federal Coal Lease WYW0321779: North Antelope/ Rochelle Mine (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-4 Registration Statement No. 333-59073).
10.5	Federal Coal Lease WYW119554: North Antelope/ Rochelle Mine (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-4 Registration Statement No. 333-59073).
10.6	Federal Coal Lease WYW5036: Rawhide Mine (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-4 Registration Statement No. 333-59073).
10.7	Federal Coal Lease WYW3397: Caballo Mine (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-4 Registration Statement No. 333-59073).
10.8	Federal Coal Lease WYW83394: Caballo Mine (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-4 Registration Statement No. 333-59073).
10.9	Federal Coal Lease WYW136142 (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 of the Registrant’s Form S-4 Registration Statement No. 333-59073).
10.10	Royalty Prepayment Agreement by and among Peabody Natural Resources Company, Gallo Finance Company and Chaco Energy Company, dated September 30, 1998 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended September 30, 1998, filed on November 13, 1998).
10.11	Federal Coal Lease WYW154001: North Antelope Rochelle South (Incorporated by reference to Exhibit 10.68 of the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2004, filed on December 10, 2004).
10.12	Federal Coal Lease WYW150210: North Antelope Rochelle Mine (Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005).
10.13	Federal Coal Lease WYW151134 effective May 1, 2005: West Roundup (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 8, 2005).
10.14*	1998 Stock Purchase and Option Plan for Key Employees of the Registrant (Incorporated by reference to Exhibit 4.9 of the Registrant’s Form S-8 Registration Statement No. 333-105456, filed on May 21, 2003).
10.15*	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 4, 2004).
10.16*	Form of Amendment to Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 4, 2004).

Exhibit
No.	Description of Exhibit

10.17*	Form of Amendment, dated as of June 15, 2004, to Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.65 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).
10.18*	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 4, 2004).
10.19*	Long-Term Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form S-8 Registration Statement No. 333-61406, filed on May 22, 2001).
10.20*	Peabody Energy Corporation 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Annex A to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 2, 2004).
10.21*	Amendment No. 1 to the Peabody Energy Corporation 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.67 of the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2004, filed on December 10, 2004).
10.22*	Form of Non-Qualified Stock Option Agreement under the Peabody Energy Corporation 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 7, 2005).
10.23*	Form of Performance Units Agreement under the Peabody Energy Corporation 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, dated January 3, 2005).
10.24*	Equity Incentive Plan for Non-Employee Directors of the Registrant (Incorporated by reference to Exhibit 99.3 of the Registrant’s Form S-8 Registration Statement No. 333-61406, filed on May 22, 2001).
10.25*	Form of Non-Qualified Stock Option Agreement for Outside Directors under the Peabody Energy Corporation Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2005).
10.26*	Form of Non-Qualified Stock Option Agreement under the Registrant’s Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 4, 2004).
10.27*	Form of Performance Unit Award Agreement under the Registrant’s Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 4, 2004).
10.28*	Form of Non-Qualified Stock Option Agreement under the Registrant’s Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 4, 2004).
10.29*	Form of Restricted Stock Agreement under the Registrant’s Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 4, 2004).
10.30*	Form of Restricted Stock Award Agreement for Outside Directors under the Peabody Energy Corporation Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2005).
10.31*	Employee Stock Purchase Plan of the Registrant (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form S-8 Registration Statement No. 333-61406, filed on May 22, 2001).
10.32*	First Amendment to Registrant’s Employee Stock Purchase Plan, dated as of February 7, 2002 (Incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 4, 2004).
10.33*	Letter Agreement, dated as of March 1, 2005, by and between the Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).
10.34*	Amended and Restated Employment Agreement, dated as of January 1, 2006, by and between the Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).
10.35*	Letter Agreement, dated as of March 1, 2005, by and between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).

Exhibit
No.	Description of Exhibit

10.36*	Amended and Restated Employment Agreement, dated as of January 1, 2006, by and between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).
10.37*	Employment Agreement between Richard M. Whiting and the Registrant dated May 19, 1998 (Incorporated by reference to Exhibit 10.12 of the Registrant’s Form S-1 Registration Statement No. 333-55412).
10.38*	First Amendment to the Employment Agreement between Richard M. Whiting and the Registrant dated as of May 10, 2001 (Incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-1 Registration Statement No. 333-55412).
10.39*	Second Amendment to the Employment Agreement between Richard M. Whiting and the Registrant dated as of June 15, 2004 (Incorporated by reference to Exhibit 10.60 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).
10.40*	Employment Agreement between Richard A. Navarre and the Registrant dated May 19, 1998 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Form S-1 Registration Statement No. 333-55412).
10.41*	First Amendment to the Employment Agreement between Richard A. Navarre and the Registrant dated as of May 10, 2001 (Incorporated by reference to Exhibit 10.23 of the Registrant’s Form S-1 Registration Statement No. 333-55412).
10.42*	Second Amendment to the Employment Agreement between Richard A. Navarre and the Registrant dated as of June 15, 2004 (Incorporated by reference to Exhibit 10.61 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).
10.43*	Employment Agreement between Roger B. Walcott, Jr. and the Registrant dated May 19, 1998 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Form S-1 Registration Statement No. 333-55412).
10.44*	First Amendment to the Employment Agreement between Roger B. Walcott, Jr. and the Registrant dated as of May 10, 2001 (Incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-1 Registration Statement No. 333-55412).
10.45*	Second Amendment to the Employment Agreement between Roger B. Walcott and the Registrant dated as of June 15, 2004 (Incorporated by reference to Exhibit 10.62 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004).
10.46*	Letter Agreement, dated as of December 22, 2006, by and between the Registrant and Eric Ford (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 29, 2006).
10.47*	Employment Agreement, dated as of December 22, 2006, by and between the Company and Eric Ford (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed December 29, 2006).
10.47A*	Form of Restricted Stock Agreement — Exhibit A (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed December 29, 2006).
10.47B*	Form of Restricted Stock Agreement — Exhibit B (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed December 29, 2006).
10.48*	Peabody Energy Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on October 30, 2001).
10.49*	First Amendment to the Peabody Energy Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005).
10.50*	Performance Units Agreement, dated as of August 1, 2004, by and between Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q/ A for the third quarter ended September 30, 2004, filed on December 10, 2004).
10.51*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).

Exhibit
No.	Description of Exhibit

10.52*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and William E. James (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).
10.53*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Henry E. Lentz (Incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).
10.54*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and William C. Rusnack (Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).
10.55*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Dr. James R. Schlesinger (Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).
10.56*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Dr. Blanche M. Touhill (Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).
10.57*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Alan H. Washkowitz (Incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).
10.58*	Indemnification Agreement, dated as of December 5, 2002, by and between Registrant and Richard A. Navarre (Incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).
10.59*	Indemnification Agreement, dated as of January 16, 2003, by and between Registrant and Robert B. Karn III (Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).
10.60*	Indemnification Agreement, dated as of January 16, 2003, by and between Registrant and Sandra A. Van Trease (Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 7, 2003).
10.61*	Indemnification Agreement, dated as of December 9, 2003, by and between Registrant and B. R. Brown (Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 4, 2004).
10.62*	Indemnification Agreement, dated as of March 22, 2004, by and between Registrant and Henry Givens, Jr. (Incorporated by reference to Exhibit 10.52 of the Registrant’s Quarterly Report on Form 10-Q for the quarter Ended March 31, 2004, filed on May 10, 2004).
10.63*	Indemnification Agreement, dated as of March 22, 2004, by and between Registrant and William A. Coley (Incorporated by reference to Exhibit 10.53 of the Registrant’s Quarterly Report on Form 10-Q for the quarter Ended March 31, 2004, filed on May 10, 2004).
10.64*	Indemnification Agreement, dated as of April 8, 2005, by and between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 14, 2005).
10.65*	Indemnification Agreement, dated July 21, 2005, by and between the Registrant and John F. Turner (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on August 5, 2005).
10.66	Amended and Restated Receivables Purchase Agreement, dated as of September 30, 2005, by and among Seller, the Registrant, the Sub-Servicers named therein, Market Street Funding Corporation, as Issuer, and PNC Bank, National Association, as Administrator (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 8, 2005).
21	List of Subsidiaries (Incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007).
23†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1†	Certification of periodic financial report by the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of periodic financial report by the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description of Exhibit

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer.
32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer.

*	These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

†	Filed herewith.