Form 10-Q
period 2008-03-31
PEABODY ENERGY CORP
filed 2008-05-09
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
There were 271,511,409 shares of common stock with a par value of $0.01 per share outstanding at May 2, 2008.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except share
	and per share data)
Revenues
Sales	$1,189,737	$1,059,512
Other revenues	86,214	50,280

Total revenues	1,275,951	1,109,792
Costs and Expenses
Operating costs and expenses	1,013,667	846,653
Depreciation, depletion and amortization	94,002	81,925
Asset retirement obligation expense	6,800	5,683
Selling and administrative expenses	50,883	31,722
Other operating income:
Net gain on disposal or exchange of assets	(59,415)	(1,422)
Income from equity affiliates	(2,655)	(2,153)

Operating Profit	172,669	147,384
Interest expense	59,238	57,484
Interest income	(1,112)	(2,762)

Income From Continuing Operations Before Income Taxes and Minority Interests	114,543	92,662
Income tax provision	44,118	10,995
Minority interests	879	(251)

Income From Continuing Operations	69,546	81,918
Income (loss) from discontinued operations, net of tax	(12,381)	6,588

Net Income	$57,165	$88,506

Basic Earnings Per Share
Income from continuing operations	$0.26	$0.31
Income (loss) from discontinued operations	(0.05)	0.03

Net income	$0.21	$0.34

Weighted Average Shares Outstanding — Basic	269,204,883	263,031,869

Diluted Earnings Per Share
Income from continuing operations	$0.26	$0.30
Income (loss) from discontinued operations	(0.05)	0.03

Net income	$0.21	$0.33

Weighted Average Shares Outstanding — Diluted	272,142,973	269,358,728

Dividends Declared Per Share	$0.06	$0.06

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31, 2008	December 31, 2007
	(Dollars in thousands, except
	share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$82,547	$45,279
Accounts receivable, net of allowance for doubtful accounts of $14,479 at March 31, 2008 and $11,888 at December 31, 2007	278,959	257,950
Inventories	251,316	268,862
Assets from coal trading activities	556,105	349,784
Deferred income taxes	98,633	98,633
Other current assets	304,265	290,021

Total current assets	1,571,825	1,310,529

Property, plant, equipment and mine development
Land and coal interests	7,217,198	7,198,090
Buildings and improvements	701,158	700,509
Machinery and equipment	1,306,757	1,267,328
Less accumulated depreciation, depletion and amortization	(1,891,599)	(1,833,527)

Property, plant, equipment and mine development, net	7,333,514	7,332,400
Investments and other assets	432,862	408,614

Total assets	$9,338,201	$9,051,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$227,692	$134,373
Liabilities from coal trading activities	474,640	301,832
Accounts payable and accrued expenses	1,092,036	1,134,017

Total current liabilities	1,794,368	1,570,222
Long-term debt, less current maturities	3,137,356	3,138,727
Deferred income taxes	351,826	315,604
Asset retirement obligations	377,443	369,547
Accrued postretirement benefit costs	785,037	785,708
Other noncurrent liabilities	316,277	351,363

Total liabilities	6,762,307	6,531,171
Minority interests	1,978	701
Stockholders’ equity
Preferred Stock – $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2008 or December 31, 2007	—	—
Series A Junior Participating Preferred Stock – 1,500,000 shares authorized, no shares issued or outstanding as of March 31, 2008 or December 31, 2007	—	—
Perpetual Preferred Stock – 750,000 shares authorized, no shares issued or outstanding as of March 31, 2008 or December 31, 2007	—	—
Series Common Stock – $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of March 31, 2008 or December 31, 2007	—	—
Common Stock – $0.01 per share par value; 800,000,000 shares authorized, 274,234,731 shares issued and 271,201,232 shares outstanding as of March 31, 2008 and 272,911,564 shares issued and 270,066,621 shares outstanding as of December 31, 2007	2,742	2,729
Additional paid-in capital	1,777,018	1,750,627
Retained earnings	982,294	941,424
Accumulated other comprehensive loss	(69,652)	(67,066)
Treasury shares, at cost: 3,033,499 shares as of March 31, 2008 and 2,844,943 shares as of December 31, 2007	(118,486)	(108,043)

Total stockholders’ equity	2,573,916	2,519,671

Total liabilities and stockholders’ equity	$9,338,201	$9,051,543

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$57,165	$88,506
Loss (income) from discontinued operations	12,381	(6,588)

Income from continuing operations	69,546	81,918
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	94,002	81,925
Deferred income taxes	28,925	(2,461)
Amortization of debt discount and debt issuance costs	1,674	2,169
Net gain on disposal or exchange of assets	(59,415)	(1,422)
Income from equity affiliates	(2,655)	(2,153)
Dividends received from equity affiliates	19,888	12,927
Changes in current assets and liabilities:
Accounts receivable, including securitization	(14,870)	72,345
Inventories	17,546	6,102
Net assets from coal trading activities	(79,582)	(13,736)
Other current assets	11,433	10,071
Accounts payable and accrued expenses	74	(10,502)
Asset retirement obligations	6,611	2,707
Workers’ compensation obligations	88	(8,510)
Accrued postretirement benefit costs	(671)	(1,508)
Distributions to minority interests	(925)	(875)
Other, net	(3,579)	6,505

Net cash provided by continuing operations	88,090	235,502
Net cash provided by (used in) discontinued operations	(29,159)	16,396

Net cash provided by operating activities	58,931	251,898

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(59,291)	(118,292)
Investment in Prairie State	(10,822)	—
Federal coal lease expenditures	(59,829)	(59,829)
Proceeds from disposal of assets, net of notes receivable	23,749	2,101
Additions to advance mining royalties	(1,901)	(1,779)
Investments in joint ventures	—	(622)

Net cash used in continuing operations	(108,094)	(178,421)
Net cash used in discontinued operations	—	(2,789)

Net cash used in investing activities	(108,094)	(181,210)

Cash Flows From Financing Activities
Change in revolving line of credit	93,300	—
Payments of long-term debt	(9,362)	(93,146)
Dividends paid	(16,260)	(15,881)
Payment of debt issuance costs	—	(830)
Excess tax benefit related to stock options exercised	10,445	2,510
Proceeds from stock options exercised	5,509	2,378
Proceeds from employee stock purchases	2,799	3,097

Net cash provided by (used in) financing activities	86,431	(101,872)

Net increase (decrease) in cash and cash equivalents	37,268	(31,184)
Cash and cash equivalents at beginning of period	45,279	326,511

Cash and cash equivalents at end of period	$82,547	$295,327

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(1) Basis of Presentation
     The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the Company) and its controlled affiliates. All intercompany transactions, profits, and balances have been eliminated in consolidation.
     The Company classifies items within discontinued operations in the unaudited condensed consolidated statements of operations when the operations and cash flows of a particular component (defined as operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity) of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction, and the Company will no longer have any significant continuing involvement in the operations of that component. For more information on discontinued operations, see Note 3.
     The accompanying condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2007 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008. Certain amounts in prior periods have been reclassified to conform to report classifications as of March 31, 2008 and for the three months ended March 31, 2008, with no effect on previously reported net income or stockholders’ equity.
(2) New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under accounting pronouncements that require or permit fair value measurements, and the standard does not require any new fair value measurements. In February 2008, the FASB amended SFAS No. 157 to exclude leasing transactions and to delay the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 on January 1, 2008. See Note 11 for further information.
     In April 2007, the FASB issued FASB Staff Position (FSP) FASB Interpretation Number (FIN) 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. Prior to the implementation of FSP FIN 39-1, all positions executed with common counterparties were presented gross in the appropriate balance sheet line items. Effective January 1, 2008, in accordance with the provisions of FSP FIN 39-1, the Company offset its asset and liability coal trading derivative positions and other corporate hedging activities on a counterparty-by-counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. The December 31, 2007 balances were adjusted to conform with the provisions of FSP FIN 39-1. See Note 4 for a presentation of the assets and liabilities from coal trading activities on a gross basis (pre-FSP FIN 39-1) and on a net basis (post-FSP FIN 39-1).
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 was effective for the Company for the fiscal year beginning January 1, 2008. SFAS No. 159 did not have an impact on the accompanying unaudited condensed consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS No. 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). Early adoption is not allowed. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) changes the principles and requirements for the recognition and measurement of the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree in the financial statements of the acquirer. This statement also provides guidance for the recognition and measurement of goodwill acquired in the business combination and related disclosure. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company).
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Company). While the Company is currently evaluating the impact SFAS No. 161 will have on its disclosures, the adoption of SFAS No. 161 will not affect the Company’s results of operations or financial condition.
(3) Discontinued Operations
     On October 31, 2007, the Company spun-off portions of its Eastern U.S. Mining operations business segment through a dividend of all outstanding shares of Patriot Coal Corporation (Patriot), which is now an independent public company traded on the New York Stock Exchange (symbol PCX). The spin-off included eight company-operated mines, two joint venture mines, and numerous contractor operated mines serviced by eight coal preparation facilities along with 1.2 billion tons of proven and probable coal reserves. Revenues, pretax income (loss) and the income tax provision (benefit) related to discontinued operations were as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Revenues	$115,293	$269,116
Income (loss) before income taxes and minority interests	(20,465)	9,281
Income tax provision (benefit)	(8,084)	1,619
     Discontinued operations’ revenues are the result of supply agreements the Company entered into with Patriot to meet commitments under non-assignable pre-existing customer agreements sourced from Patriot mining operations. The Company makes no profit as part of these arrangements and only sources coal from Patriot to meet customer obligations. The loss from discontinued operations in the period ended March 31, 2008 was primarily due to the write-off of a $19.4 million receivable following an adverse April 15, 2008 Supreme Court ruling related to excise tax refunds paid on export shipments from discontinued operations. See Note 12 for further discussions related to this receivable.

     The Company had also entered into a transition services agreement to provide certain administrative and other services to Patriot for a period of six months ending April 30, 2008. Patriot exercised its option to extend this agreement for an additional term of three months that will expire on July 31, 2008, with an additional option, under certain circumstances, to extend it to October 31, 2008. Under this agreement, the Company billed $0.8 million for transitional services in the first three months of 2008.
     The assets and liabilities of the discontinued operations as of March 31, 2008 and December 31, 2007 are shown below:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Assets
Current assets
Other current assets	$51,251	$74,093

Total current assets	51,251	74,093
Total assets	$51,251	$74,093

Liabilities
Current liabilities
Accounts payable and accrued expenses	$137,078	$180,356

Total current liabilities	137,078	180,356
Other noncurrent liabilities	22,336	33,236

Total liabilities	$159,414	$213,592

     Other current assets included receivables from customers in relation to the supply agreements with Patriot, and accounts payable and accrued expenses included the amounts due to Patriot on these pass-through transactions. Also included in liabilities was an accrual for charges related to losses on firm purchase commitments that extend through 2010.
(4) Assets and Liabilities from Coal Trading Activities
     The fair value of assets and liabilities from coal trading activities is as set forth below:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Assets from coal trading activities	$556,105	$349,784
Liabilities from coal trading activities	474,640	301,832

Net value of coal trading positions	$81,465	$47,952

     The recent increase in coal pricing, volatility and trading volumes have significantly increased the relative value of the Company’s trading asset and liability portfolio. As of March 31, 2008, forward contracts made up 56.1% and 27.3% of the Company’s trading assets and liabilities, respectively; financial swaps represent most of the remaining balances. Assets and liabilities from coal trading activities included net mark-to-market liabilities on cash flows hedges of anticipated future sales of $89.9 million and $53.3 million as of March 31, 2008 and December 31, 2007, respectively. The net value of trading positions, including those designated as hedges of future cash flows, represents the expected future realizable value of the trading portfolio.
     Of the coal trading derivatives and related hedge contracts in the Company’s trading portfolio as of March 31, 2008, 97% were valued utilizing prices from over-the-counter market sources, adjusted for coal quality and traded transportation differentials, and 3% of the Company’s contracts were valued based on similar market transactions.

     As discussed in Note 2, the Company adopted FSP FIN 39-1 effective January 1, 2008. As a result, the Company offset its asset and liability coal trading derivative positions on a counterparty-by-counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. The effect of FSP FIN 39-1 on the Company’s trading asset and liability portfolio is set forth below:

	March 31, 2008		December 31, 2007
	(Dollars in thousands)
	Pre-FSP FIN 39-1	Post-FSP FIN 39-1	Pre-FSP FIN 39-1	Post-FSP FIN 39-1
Assets from coal trading activities	$1,886,455	$556,105	$966,548	$349,784
Liabilities from coal trading activities	1,804,990	474,640	918,596	301,832

Net value of coal trading positions	$81,465	$81,465	$47,952	$47,952

     As of March 31, 2008, the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2008	32%
2009	53%
2010	8%
2011	6%
2012	1%

100%

     At March 31, 2008, 34% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 66% was with non-investment grade counterparties, including unrated entities. The Company’s coal trading operations traded 53.2 million tons and 31.5 million tons for the quarters ended March 31, 2008 and 2007, respectively.
(5) Other Commercial Events
     During the three months ended March 31, 2008, the Company sold approximately 58 million tons of non-strategic coal reserves and surface lands located in Kentucky for $21.5 million cash proceeds and a note receivable of $54.9 million with a recognized gain of $54.0 million. The note receivable is expected to be paid in two installments. The first payment is due in December of 2008 with the remaining balance to be paid in June of 2009. The non-cash portion of this transaction was excluded from the investing section of the unaudited condensed consolidated statement of cash flows.
(6) Inventories
     Inventories consisted of the following:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Materials and supplies	$97,908	$90,242
Raw coal	39,474	55,524
Saleable coal	113,934	123,096

Total	$251,316	$268,862

(7) Long-Term Debt
     The Company’s total indebtedness as of March 31, 2008 and December 31, 2007, consisted of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Term Loan under the Senior Unsecured Credit Facility	$502,721	$509,084
Revolving Credit Facility	191,000	97,700
Convertible Junior Subordinated Debentures due 2066	732,500	732,500
7.375% Senior Notes due 2016	650,000	650,000
6.875% Senior Notes due 2013	650,000	650,000
7.875% Senior Notes due 2026	246,983	246,965
5.875% Senior Notes due 2016	218,090	218,090
6.84% Series C Bonds due 2016	43,000	43,000
6.34% Series B Bonds due 2014	21,000	21,000
6.84% Series A Bonds due 2014	10,000	10,000
Capital lease obligations	89,476	92,186
Fair value hedge adjustment	9,597	1,604
Other	681	971

Total	$3,365,048	$3,273,100

Long-Term Debt Repayments
     During the three months ended March 31, 2008, the Company repaid $9.4 million of its outstanding debt, which included $6.4 million of its outstanding balance of the Term Loan under the Senior Unsecured Credit Facility and payments related to capital lease and other obligations. As of March 31, 2008, the Revolving Credit Facility’s remaining available borrowing capacity under the Senior Unsecured Credit Facility was $1.21 billion.
Interest Rate Swaps
     The Company has entered into various interest rate swaps in previous years, including the following: a series of fixed-to-floating interest rate swaps with combined notional amounts totaling $320.0 million that were designated to hedge changes in fair value of the 6.875% Senior Notes due 2013; a series of fixed-to-floating interest rate swaps with combined notional amounts totaling $100.0 million that were designated to hedge changes in fair value of the 5.875% Senior Notes due 2016; and a $120.0 million notional amount floating-to-fixed interest rate swap with a fixed rate of 6.25% and a floating rate of LIBOR plus 1.0% that was designated to hedge changes in expected cash flows on the Term Loan under the Senior Unsecured Credit Facility.
     Included in the fair value hedge adjustment was $3.9 million related to the remaining portion of a $5.2 million payment received in conjunction with a previous interest rate swap termination in September of 2006. This payment is being amortized to interest expense through the maturity of the 6.875% Senior Notes.
     In addition, the Company had two additional swaps, with a combined notional amount of $100.0 million, that were terminated during the three months ended March 31, 2008. The combined settlement amount of $3.4 million was recorded as an adjustment to the fair value hedge adjustment and will be amortized to interest expense over the remaining maturity period of the 6.875% Senior Notes.

(8) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net income	$57,165	$88,506
Increase (decrease) in fair value of cash flow hedges, net of tax provision of $3,757 and $8,857 for the three months ended March 31, 2008 and 2007, respectively	(5,720)	14,261
Amortization of actuarial loss and prior service cost realized in net income, net of tax provision of $2,049 and $3,387 for the three months ended March 31, 2008 and 2007, respectively	3,134	7,562

Comprehensive income	$54,579	$110,329

     Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from valuation changes of the Company’s cash flow hedges during the periods (which include fuel and natural gas hedges, currency forwards, traded coal index contracts and interest rate swaps) and the amortization of actuarial loss and prior service cost. The values of the Company’s cash flow hedging instruments are affected by changes in interest rates, crude oil and natural gas prices, and the U.S. dollar/Australian dollar exchange rate.
(9) Pension and Postretirement Benefit Costs
     Net periodic pension costs included the following components:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Service cost for benefits earned	$700	$2,250
Interest cost on projected benefit obligation	12,725	11,975
Expected return on plan assets	(15,150)	(14,075)
Amortization of actuarial loss and other	150	4,175

Net periodic pension (benefit) costs	$(1,575)	$4,325

     Net periodic postretirement benefit costs included the following components:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Service cost for benefits earned	$2,602	$2,098
Interest cost on accumulated postretirement benefit obligation	13,544	12,284
Amortization of prior service cost and actuarial loss	4,511	4,610

Net periodic postretirement benefit costs	$20,657	$18,992

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
     Operating segment results for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Revenues:
Western U.S. Mining	$591,470	$484,459
Eastern U.S. Mining	266,755	257,013
Australian Mining	300,228	286,991
Trading and Brokerage	110,052	76,261
Corporate and Other	7,446	5,068

Total	$1,275,951	$1,109,792

Adjusted EBITDA:
Western U.S. Mining	$153,702	$139,199
Eastern U.S. Mining	32,950	49,726
Australian Mining	3,847	62,561
Trading and Brokerage	91,758	36,590
Corporate and Other (1)	(8,786)	(53,084)

Total	$273,471	$234,992

(1)	Corporate and Other results include the gains on the disposal of assets discussed in Note 5.
     A reconciliation of Adjusted EBITDA to consolidated income from continuing operations before income taxes and minority interests follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Total Adjusted EBITDA	$273,471	$234,992
Depreciation, depletion and amortization	94,002	81,925
Asset retirement obligation expense	6,800	5,683
Interest expense	59,238	57,484
Interest income	(1,112)	(2,762)

Income from continuing operations before income taxes and minority interests	$114,543	$92,662

     Total assets of the Trading and Brokerage segment have changed significantly since December 31, 2007 due to an increase in the Company’s trading asset portfolio. The total assets of the segment were $632.2 million and $346.8 million as of March 31, 2008 and December 31, 2007. For further discussion of the Company’s trading portfolio, see Note 4.
(11) Fair Value Measurements
     As discussed in Note 2, the Company adopted SFAS No. 157 effective January 1, 2008. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations or cash flows, additional disclosures related to fair value measurements are now required. SFAS No. 157 establishes a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. These levels include: Level 1, inputs are quoted prices in active markets for the identical assets or liabilities; Level 2, inputs other than quoted prices included in Level 1 that are directly or indirectly observable through market-corroborated inputs; and Level 3, inputs are unobservable, requiring the Company to make assumptions about pricing by market participants.
     The Company’s financial assets and liabilities consist of hedging positions, presented on a net basis, related to natural gas and crude oil commodities consumed in the Company’s business ($59.9 million), foreign currency hedging positions related to the Company’s Australian operations ($158.3 million), interest rate swaps utilized to manage interest rate exposure on the Company’s debt ($10.1 million) and physical commodity purchase/sale contracts and commodity swaps related to the Company’s coal trading operations ($81.5 million). The following table sets forth as of March 31, 2008 the hierarchy of the Company’s financial assets and liabilities for which fair value is measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Physical commodity purchase/sale contracts	$14,928	$104,416	$169,420	$288,764
Foreign currency forwards and options	—	158,330	—	158,330
Commodity swaps	—	—	4,478	4,478
Interest rate swaps	—	10,113	—	10,113

Total assets	$14,928	$272,859	$173,898	$461,685

Liabilities:
Commodity swaps	$(3,560)	$(148,320)	$—	$(151,880)

Total liabilities	$(3,560)	$(148,320)	$—	$(151,880)

     For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, NYMEX indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:
•	Commodity swap transactions for coal and freight — generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Physical commodity purchase and sale contracts — exchange-cleared contracts based on unadjusted quoted prices in active markets (Level 1), or purchases and sales at locations with significant market activity corroborated by market-based information (Level 2).

•	Interest rate swaps — valued utilizing inputs obtained in quoted public markets (Level 2).

•	Foreign currency forwards and options — valued based on quoted inputs from counterparties corroborated by market-based pricing (Level 2).
     Commodity swap and physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements, with limited price availability were classified in Level 3. These instruments or contracts are valued based on quoted inputs from brokers or counterparties, or reflect methodologies that consider historical relationships among similar commodities to derive the Company’s best estimate of fair value. The Company has consistently applied these valuation techniques in all periods presented, and believes it has obtained the most accurate information available for the types of derivative contracts held.

     The following table summarizes the changes in the Company’s recurring Level 3 assets and liabilities for the three months ended March 31, 2008:

		Total gains or losses
		(realized/unrealized)
			Included in	Purchases,
		Included	other	issuances
	January	in	comprehensive	and	March
	1, 2008	earnings	income	settlements	31, 2008
	(Dollars in thousands)
Assets:
Physical commodity purchase/sale contracts	$127,198	$22,513	$64	$19,645	$169,420
Commodity swaps	1,543	4,197	(1,262)	—	4,478

Total assets	$128,741	$26,710	$(1,198)	$19,645	$173,898

     Total unrealized gains reflected in earnings related to assets held as of March 31, 2008 were $32.3 million. Unrealized gains and losses for the period from Level 3 items are offset by unrealized gains and losses on positions classified in Level 1 or 2, as well as positions that have been realized during the period. Gains and losses (realized and unrealized) included in earnings related to Level 3 physical commodity contracts are reported in “Other revenues,” while gains and losses related to Level 2 foreign currency forwards and options are reported in “Operating costs and expenses.”
(12) Commitments and Contingencies
Commitments
     As of March 31, 2008, purchase commitments for capital expenditures were $37.6 million and federal coal reserve lease payments due over the next two years totaled $246.7 million.
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
Litigation Relating to Continuing Operations
Navajo Nation Litigation
     On June 18, 1999, the Navajo Nation served three of the Company’s subsidiaries, including Peabody Western Coal Company (Peabody Western), with a complaint that had been filed in the U.S. District Court for the District of Columbia. The Navajo Nation has alleged 16 claims, including Civil Racketeer Influenced and Corrupt Organizations Act (RICO) violations and fraud. The complaint alleges that the defendants jointly participated in unlawful activity to obtain favorable coal lease amendments. The plaintiff is seeking various remedies including actual damages of at least $600 million, which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western’s two coal leases have terminated due to Peabody Western’s breach of these leases and a reformation of these leases to adjust the royalty rate to 20%. Subsequently, the court allowed the Hopi Tribe to intervene in this lawsuit and the Hopi Tribe is also seeking unspecified actual damages, punitive damages and reformation of its coal lease. One of the Company’s subsidiaries named as a defendant is now a subsidiary of Patriot. However, the Company is responsible for this litigation under the Separation Agreement entered into with Patriot in connection with the spin-off. On February 9, 2005, the U.S. District Court for the District of Columbia granted a consent motion to stay the litigation until further order of the court to allow parties to mediate. The mediation terminated without resolution and in March 2008 the Court lifted the stay and the litigation resumed.
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

Salt River Project Agricultural Improvement and Power District — Mine Closing and Retiree Health Care
     Salt River Project and the other owners of the Navajo Generating Station filed a lawsuit on September 27, 1996, in the Superior Court of Maricopa County in Arizona seeking a declaratory judgment that certain costs relating to final reclamation, environmental monitoring work and mine decommissioning and costs primarily relating to retiree health care benefits are not recoverable by the Company’s subsidiary, Peabody Western, under the terms of a coal supply agreement dated February 18, 1977. The contract expires in 2011. The trial court subsequently ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. The Company has recorded a receivable for mine decommissioning costs of $90.4 million and $87.7 million included in “Investments and other assets” in the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively. The parties negotiated a final comprehensive settlement and are in the process of obtaining all required approvals of the settlement documents.
Gulf Power Company Litigation
     On June 22, 2006, Gulf Power Company filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company’s subsidiary under a coal supply agreement with Gulf Power Company and seeking damages for alleged past and future tonnage shortfalls of nearly 5 million tons under the agreement, which expired on December 31, 2007. In February 2008, the Court denied the Company’s motion to dismiss the Florida lawsuit or to transfer it to Illinois and retained jurisdiction over the case.
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

Environmental Claims and Litigation
     Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Superfund Amendments and Reauthorization Act of 1986. Claims were asserted at 12 additional sites, bringing the total to 17, which have since been reduced to 12 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $42.6 million as of March 31, 2008 and $43.5 million as of December 31, 2007, $6.2 million and $7.1 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In September 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRPs’ mining operations caused the Environmental Protection Agency (EPA) to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historical mining sites. Gold Fields has participated in the settlement discussions. Gold Fields believes it has meritorious defenses to these claims. Gold Fields is involved in other litigation in the Picher area, and the Company indemnified TXU Group with respect to a defendant as is more fully discussed under the “Oklahoma Lead Litigation” caption above. Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than this provision. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims and litigation are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
Other
     Certain former subsidiaries of the Company previously paid black lung excise taxes to the Federal Black Lung Trust Fund (the Trust Fund) on export shipments. Collections of excise taxes on export shipments were ruled unconstitutional and as a result, the Company had a receivable for excise tax refunds paid on export shipments of $19.4 million as of December 31, 2007. In a January 2007 decision, a federal appellate court confirmed the Company’s position, ruling that coal companies are entitled to a refund of the Black Lung tax paid on export shipments for certain years and that they are also entitled to collect interest on the refund. On April 15, 2008, the U.S. Supreme Court reversed the appellate court’s decision ruling that companies are not entitled to a refund of the Black Lung tax paid on export shipments paid outside the Internal Revenue Service’s three-year statute of limitations. The Company recorded a charge to discontinued operations of $19.4 million in the first quarter of 2008 to eliminate the receivable as described in Note 3.
     In addition, at times the Company becomes a party to other claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business in the U.S., Australia and other countries where the Company does business. The outcome of such matters is subject to numerous uncertainties. Based on current information, the Company believes that the ultimate resolution of such other pending or threatened proceedings is not reasonably likely to have a material adverse effect on its financial position, results of operations or cash flows.
New York Office of the Attorney General Subpoena
     The New York Office of the Attorney General sent a letter to the Company dated September 14, 2007. The letter referred to the Company’s “plans to build new coal-fired electric generating units,” and said that the “increase in CO2 emissions from the operation of these units, in combination with Peabody Energy’s other coal-fired power plants, will subject Peabody Energy to increased financial, regulatory, and litigation risks.” The Company currently has no electricity generating capacity in place. The letter included a subpoena issued under New York state law, which seeks information and documents relating to the Company’s analysis of the risks associated with climate change and possible climate change legislation or regulations, and its disclosure of such risks to investors. The Company believes that it has made full and proper disclosure of these potential risks.
Alaskan Villages’ Claims
     In February 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the United States District Court for the Northern District of California against the Company, several owners of electricity generating facilities and several oil companies. The plaintiffs are the governing bodies of a village in Alaska that they contend is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for nuisance, and allege that the defendants have acted in concert and are jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. The Company believes that this lawsuit is without merit and intends to defend against and oppose it vigorously, but cannot predict its outcome.
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
     As of March 31, 2008, the Company owned a 30.0% interest in a partnership that leases a coal export terminal from the Peninsula Ports Authority of Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of March 31, 2008, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by a letter of credit totaling $42.8 million. Subsequent to March 31, 2008, the Company increased its equity position in the partnership to 37.5%.
     The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002 TXU Europe Limited was placed under the administration process in the United Kingdom (a process similar to bankruptcy proceedings in the United States) and continues under this process as of March 31, 2008. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
Other Guarantees
     As part of arrangements through which the Company obtains exclusive sales representation agreements with small coal mining companies (the Counterparties), the Company issued financial guarantees on behalf of the Counterparties. These guarantees facilitate the Counterparties’ efforts to obtain bonding or financing. In 2007, the Company purchased approximately 345 million tons of coal reserves and surface lands in the Illinois Basin. In conjunction with this purchase, the Company agreed to provide up to $64.8 million of reclamation and bonding commitments to a third-party coal company. The Company has recognized the full amount of these commitments as a liability as of March 31, 2008.
     The Company is the lessee under numerous equipment and property leases. It is common in such commercial lease transactions for the Company, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of the Company’s operations. The Company expects that losses with respect to leased property would be covered by insurance (subject to deductibles). The Company and certain of its subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, the Company’s maximum potential obligations under its leases are equal to the respective future minimum lease payments and the Company assumes that no amounts could be recovered from third parties.

     The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries, and substantially all of the Company’s subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments. For the descriptions of the Company’s (and its subsidiaries’) debt, see Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Supplemental guarantor/non-guarantor financial information is provided in Note 14.
     As part of the Patriot spin-off, the Company agreed to maintain in force several letters of credit that secured Patriot obligations for certain employee benefits and workers’ compensation obligations. These letters of credit are to be released upon Patriot satisfying the beneficiaries with alternate letters of credit or insurance, which is expected to occur in 2008. If Patriot is unable to satisfy the primary beneficiaries by June 30, 2011, Patriot is required to provide directly to the Company a letter of credit for the amount of the remaining obligation. The amount of letters of credit securing Patriot obligations was $74.7 million and $136.8 million as of March 31, 2008 and December 31, 2007, respectively. On April 1, 2008, an additional $61.8 million of letters of credit securing Patriot obligations were released.
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
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Total revenues	$—	$1,002,144	$327,297	$(53,490)	$1,275,951

Costs and expenses:
Operating costs and expenses	(35,350)	757,660	344,847	(53,490)	1,013,667
Depreciation, depletion and amortization	—	61,572	32,430	—	94,002
Asset retirement obligation expense	—	5,938	862	—	6,800
Selling and administrative expenses	2,428	45,527	2,928	—	50,883
Other operating income:
Net gain on disposal or exchange of assets	—	(59,374)	(41)	—	(59,415)
(Income) loss from equity affiliates	(86,098)	1,006	(3,661)	86,098	(2,655)
Interest expense	63,336	21,679	13,086	(38,863)	59,238
Interest income	(3,748)	(30,176)	(6,051)	38,863	(1,112)

Income (loss) from continuing operations before income taxes and minority interests	59,432	198,312	(57,103)	(86,098)	114,543
Income tax provision	(10,114)	59,165	(4,933)	—	44,118
Minority interests	—	(34)	913	—	879

Income (loss) from continuing operations	69,546	139,181	(53,083)	(86,098)	69,546
Loss from discontinued operations, net of tax	(12,381)	—	—	—	(12,381)

Net income (loss)	$57,165	$139,181	$(53,083)	$(86,098)	$57,165

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Total revenues	$—	$814,137	$330,812	$(35,157)	$1,109,792

Costs and expenses:
Operating costs and expenses	1,518	616,250	264,042	(35,157)	846,653
Depreciation, depletion and amortization	—	57,536	24,389	—	81,925
Asset retirement obligation expense	—	5,390	293	—	5,683
Selling and administrative expenses	6,157	24,763	802	—	31,722
Other operating income:
Net (gain) loss on disposal or exchange of assets	—	(1,517)	95	—	(1,422)
(Income) loss from equity affiliates	(126,195)	1,524	(3,677)	126,195	(2,153)
Interest expense	70,091	(49,456)	6,017	30,832	57,484
Interest income	(4,680)	40,559	(7,809)	(30,832)	(2,762)

Income (loss) from continuing operations before income taxes and minority interests	53,109	119,088	46,660	(126,195)	92,662
Income tax provision (benefit)	(28,809)	30,201	9,603	—	10,995
Minority interests	—	—	(251)	—	(251)

Income (loss) from continuing operations	81,918	88,887	37,308	(126,195)	81,918
Income from discontinued operations, net of tax	6,588	—	—	—	6,588

Net income (loss)	$88,506	$88,887	$37,308	$(126,195)	$88,506

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets

	March 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets
Cash and cash equivalents	$35,370	$33,484	$13,693	$—	$82,547
Accounts receivable, net	8,853	789	269,317	—	278,959
Inventories	—	150,235	101,081	—	251,316
Assets from coal trading activities	—	556,105	—	—	556,105
Deferred income taxes	—	98,633	—	—	98,633
Other current assets	177,464	81,044	45,757	—	304,265

Total current assets	221,687	920,290	429,848	—	1,571,825
Property, plant, equipment and mine development
Land and coal interests	—	4,611,273	2,605,925	—	7,217,198
Buildings and improvements	—	577,938	123,220	—	701,158
Machinery and equipment	—	1,104,830	201,927	—	1,306,757
Less accumulated depreciation, depletion and amortization	—	(1,638,506)	(253,093)	—	(1,891,599)

Property, plant, equipment and mine development, net	—	4,655,535	2,677,979	—	7,333,514
Investments and other assets	7,801,090	307,667	4,428	(7,680,323)	432,862

Total assets	$8,022,777	$5,883,492	$3,112,255	$(7,680,323)	$9,338,201

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$215,939	$36	$11,717	$—	$227,692
Payables and notes payable to affiliates, net	1,864,942	(2,162,254)	297,312	—	—
Liabilities from coal trading activities	—	474,640	—	—	474,640
Accounts payable and accrued expenses	183,087	690,171	218,778	—	1,092,036

Total current liabilities	2,263,968	(997,407)	527,807	—	1,794,368
Long-term debt, less current maturities	2,984,951	155	152,250	—	3,137,356
Deferred income taxes	83,380	(91,822)	360,268	—	351,826
Other noncurrent liabilities	116,562	1,284,844	77,351	—	1,478,757

Total liabilities	5,448,861	195,770	1,117,676	—	6,762,307
Minority interests	—	—	1,978	—	1,978
Stockholders’ equity	2,573,916	5,687,722	1,992,601	(7,680,323)	2,573,916

Total liabilities and stockholders’ equity	$8,022,777	$5,883,492	$3,112,255	$(7,680,323)	$9,338,201

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets

	December 31, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Assets
Current assets
Cash and cash equivalents	$6,909	$6,086	$32,284	$—	$45,279
Accounts receivable, net	9,241	569	248,140	—	257,950
Inventories	—	138,285	130,577	—	268,862
Assets from coal trading activities	—	349,784	—	—	349,784
Deferred income taxes	—	98,633	—	—	98,633
Other current assets	176,239	55,223	58,559	—	290,021

Total current assets	192,389	648,580	469,560	—	1,310,529
Property, plant, equipment and mine development
Land and coal interests	—	4,563,046	2,635,044	—	7,198,090
Buildings and improvements	—	577,044	123,465	—	700,509
Machinery and equipment	—	1,065,015	202,313	—	1,267,328
Less accumulated depreciation, depletion and amortization	—	(1,582,947)	(250,580)	—	(1,833,527)

Property, plant, equipment and mine development, net	—	4,622,158	2,710,242	—	7,332,400
Investments and other assets	7,734,604	(287,306)	4,096	(7,042,780)	408,614

Total assets	$7,926,993	$4,983,432	$3,183,898	$(7,042,780)	$9,051,543

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$122,681	$9	$11,683	$—	$134,373
Payables and notes payable to affiliates, net	1,903,040	(2,127,786)	224,746	—	—
Liabilities from coal trading activities	—	301,832	—	—	301,832
Accounts payable and accrued expenses	204,354	670,604	259,059	—	1,134,017

Total current liabilities	2,230,075	(1,155,341)	495,488	—	1,570,222
Long-term debt, less current maturities	2,983,262	197	155,268	—	3,138,727
Deferred income taxes	65,734	(100,833)	350,703	—	315,604
Other noncurrent liabilities	128,251	1,278,314	100,053	—	1,506,618

Total liabilities	5,407,322	22,337	1,101,512	—	6,531,171
Minority interests	—	(4,145)	4,846	—	701
Stockholders’ equity	2,519,671	4,965,240	2,077,540	(7,042,780)	2,519,671

Total liabilities and stockholders’ equity	$7,926,993	$4,983,432	$3,183,898	$(7,042,780)	$9,051,543

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$6,289	$(152,757)	$234,558	$88,090
Net cash used in discontinued operations	(29,159)	—	—	(29,159)

Net cash provided by (used in) operating activities	(22,870)	(152,757)	234,558	58,931

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(46,593)	(12,698)	(59,291)
Federal coal lease expenditures	—	(59,829)	—	(59,829)
Additions to advance mining royalties	—	(1,754)	(147)	(1,901)
Proceeds from disposal of assets, net of notes receivable	—	23,587	162	23,749
Investment in Prairie State	—	(10,822)	—	(10,822)

Net cash used in investing activities	—	(95,411)	(12,683)	(108,094)

Cash Flows From Financing Activities
Payments of long-term debt	(6,364)	(15)	(2,983)	(9,362)
Dividends paid	(16,260)	—	—	(16,260)
Proceeds from employee stock purchases	2,799	—	—	2,799
Excess tax benefit related to stock options exercised	10,445	—	—	10,445
Proceeds from stock options exercised	5,509	—	—	5,509
Change in revolving line of credit	93,300	—	—	93,300
Transactions with affiliates, net	(38,098)	275,580	(237,482)	—

Net cash provided by (used in) financing activities	51,331	275,565	(240,465)	86,431

Net increase (decrease) in cash and cash equivalents	28,461	27,397	(18,590)	37,268
Cash and cash equivalents at beginning of period	6,909	6,086	32,284	45,279

Cash and cash equivalents at end of period	$35,370	$33,483	$13,694	$82,547

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(24,085)	$135,881	$123,706	235,502
Net cash provided by discontinued operations	16,396	—	—	16,396

Net cash provided by (used in) operating activities	(7,689)	135,881	123,706	251,898

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(60,618)	(57,674)	(118,292)
Federal coal lease expenditures	—	(59,829)	—	(59,829)
Proceeds from disposal of assets, net of notes receivable	—	2,101	—	2,101
Additions to advance mining royalties	—	(1,893)	114	(1,779)
Investments in joint ventures	—	(622)	—	(622)

Net cash used in continuing operations	—	(120,861)	(57,560)	(178,421)
Net cash used in discontinued operations	(2,789)	—	—	(2,789)

Net cash used in investing activities	(2,789)	(120,861)	(57,560)	(181,210)

Cash Flows From Financing Activities
Payments of long-term debt	(31,475)	(60,472)	(1,199)	(93,146)
Dividends paid	(15,881)	—	—	(15,881)
Payment of debt issuance costs	—	(830)	—	(830)
Excess tax benefit related to stock options exercised	2,510	—	—	2,510
Proceeds from stock options exercised	2,378	—	—	2,378
Proceeds from employee stock purchases	3,097	—	—	3,097
Transactions with affiliates, net	22,124	46,456	(68,580)	—

Net cash used in financing activities	(17,247)	(14,846)	(69,779)	(101,872)

Net increase (decrease) in cash and cash equivalents	(27,725)	174	(3,633)	(31,184)
Cash and cash equivalents at beginning of period	272,226	3,652	50,633	326,511

Cash and cash equivalents at end of period	$244,501	$3,826	$47,000	$295,327

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
     Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:
•	ability to renew sales contracts;

•	reductions of purchases by major customers;

•	transportation performance and costs, including demurrage;

•	geology, equipment and other risks inherent to mining;

•	impact of weather on demand, production and transportation;

•	legislation, regulations and court decisions or other government actions;

•	new environmental requirements affecting the use of coal, including mercury and carbon dioxide related limitations;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	replacement of coal reserves;

•	price volatility and demand, particularly in higher-margin products and in our trading and brokerage businesses;

•	performance of contractors, third-party coal suppliers or major suppliers of mining equipment or supplies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	availability and costs of credit, surety bonds and letters of credit;

•	credit and performance risks associated with customers, suppliers, trading and financial counterparties;

•	the effects of acquisitions or divestitures, including the spin-off of Patriot Coal Corporation (Patriot);

•	economic strength and political stability of countries in which we have operations or serve customers;

•	risks associated with our Btu conversion or generation development initiatives;

•	risks associated with our information systems;

•	growth of U.S. and international coal and power markets;

•	coal’s market share of electricity generation;

•	the availability and cost of competing energy resources;

•	future worldwide economic conditions;

•	changes in postretirement benefit and pension obligations;

•	successful implementation of business strategies;

•	the effects of changes in currency exchange rates, primarily the Australian dollar;

•	inflationary trends, including those impacting materials used in our business;

•	interest rate changes;

•	litigation, including claims not yet asserted;

•	terrorist attacks or threats;

•	impacts of pandemic illnesses; and

•	other factors, including those discussed in Note 12 to our unaudited condensed consolidated financial statements.
     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.
Overview
     We are the largest private sector coal company in the world, with majority interests in 31 coal operations located throughout all major U.S. and Australian coal producing regions, except Appalachia. In the first quarter of 2008, we sold 61.2 million tons of coal. In 2007, we sold 237.8 million tons of coal. Our 2007 U.S. sales represented 19% of all U.S. coal sales and were approximately 80% greater than the sales of our closest U.S. competitor.
     Our customers are utilities, steel producers and industrial companies. Utilities accounted for 85% of our U.S. sales in 2007. Our international production is sold primarily into export metallurgical and thermal markets. Our international activities accounted for 13% of our sales by volume in 2007. We typically sell coal to utility customers under long-term contracts (those with terms longer than one year). During 2007, approximately 87% of our sales were under long-term contracts. As of December 31, 2007, production totaled 214.1 million tons and sales totaled 237.8 million tons. As discussed more fully in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our results of operations in the near-term could be negatively impacted by poor weather conditions, unforeseen geologic conditions or equipment problems at mining locations, and by the availability of transportation for coal shipments. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves, find replacement buyers for coal under contracts with comparable terms to existing contracts, or the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation.
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
     Geologically, our Western operations mine bituminous and subbituminous coal deposits and our Eastern operations mine bituminous coal deposits. Our Western U.S. Mining operations are characterized by predominantly surface extraction processes, lower sulfur content and Btu of coal, and higher customer transportation costs (due to longer shipping distances). Our Eastern U.S. Mining operations are characterized by a mix of surface and underground extraction processes, higher sulfur content and Btu of coal, and lower customer transportation costs (due to shorter shipping distances).
     Our Australian Mining operations are characterized by both surface and underground extraction processes, mining various qualities of low-sulfur, high Btu coal (metallurgical coal) as well as steam coal primarily sold to an international customer base with a small portion sold to Australian steel producers and power generators. Metallurgical coal is produced from four of our Australian mines. Metallurgical coal was approximately 15% of our revenue in 2007 and 14 % of our revenue during the first three months of 2008.
     In addition to our mining operations, which comprised 92% of revenues in 2007, we generate revenues and additional cash flows from our Trading and Brokerage operations (7% of revenues).
     Our resource management activities include transactions utilizing our vast natural resource position (such as pursuing development projects or selling non-core land holdings and mineral interests). We own 5.06% of the 1,600-megawatt Prairie State Energy Campus that is under construction in Washington County, Illinois and we are pursuing various development options related to the Thoroughbred Energy Campus site in Muhlenberg County, Kentucky.

Results of Operations
     The portions of the Eastern U.S. Mining operations business segment that were included in the spin-off of Patriot have been classified as discontinued operations and are excluded from the operating results for all periods presented. See Note 3 to the unaudited condensed consolidated financial statements included in Part I. for the description of the spin-off.
   Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as income from continuing operations before deducting early debt extinguishment costs, net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management to measure our segments’ operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under GAAP, in Note 10 to our unaudited condensed consolidated financial statements.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
   Summary
     Higher volumes in the Powder River Basin, contributions from recently completed mines in Australia, an increase in Trading and Brokerage revenues and improved pricing from all domestic regions contributed to the 15.0% increase in revenues to $1.28 billion in the first quarter of 2008 compared to 2007.
     Segment Adjusted EBITDA decreased 2.0%, or $5.8 million, compared to the prior year primarily due to the following:
•	The continuing rail and port constraints facing our Australian Mining operations;

•	The effects of weather conditions in both our Eastern U.S. and Australian Mining operations; and

•	Higher commodity costs driven by an increase in energy prices.
     Partially offsetting these results were the following:
•	Improved results from Trading and Brokerage operations;

•	Production from recently completed mines in Australia; and

•	Higher prices in our U.S. Mining operations as noted above.
     Income from continuing operations was $69.5 million in the first quarter of 2008, or $0.26 per diluted share, a decrease of 15.1% over 2007 income from continuing operations of $81.9 million, or $0.30 per diluted share. The reasons for this decrease include the following:
•	An increase in our income tax provision of $33.1 million associated with higher pre-tax income and a $15.9 million non-cash foreign currency impact on deferred taxes due to the remeasurement of Australian dollar deferred taxes into U.S. dollars; and

•	Higher depreciation, depletion and amortization of $12.1 million primarily from production volume and asset depreciation at our newly completed mines in Australia and increased volume in the Powder River Basin.

   Tons Sold
     The following table presents tons sold by operating segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	Tons	%
		(Tons in millions)
Western U.S. Mining Operations	42.3	37.9	4.4	11.6%
Eastern U.S. Mining Operations	7.6	7.8	(0.2)	(2.6)%
Australian Mining Operations	5.5	5.0	0.5	10.0%
Trading and Brokerage Operations	5.8	4.5	1.3	28.9%

Total tons sold	61.2	55.2	6.0	10.9%

   Revenues
     The following table presents revenues for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Increase to Revenues
	2008	2007	$	%
		(Dollars in thousands)
Western U.S. Mining Operations	$591,470	$484,459	$107,011	22.1%
Eastern U.S. Mining Operations	266,755	257,013	9,742	3.8%
Australian Mining Operations	300,228	286,991	13,237	4.6%
Trading and Brokerage Operations	110,052	76,261	33,791	44.3%
Corporate and Other	7,446	5,068	2,378	46.9%

Total revenues	$1,275,951	$1,109,792	$166,159	15.0%

     Our first quarter 2008 total revenues increased $166.2 million, or 15.0%, compared to prior year as revenues improved across all operating segments. The primary drivers of the increases included the following:
•	Higher volumes (4.9 million tons) in the Powder River Basin driven by increased demand and greater throughput as a result of capital improvements;

•	Improved pricing in all U.S. regions led to an increase of 7.2% in average sales prices in our U.S. Mining operations. Higher sales price realizations for the quarter were driven by Powder River Basin performance, in particular, a 12.9% price appreciation for our premium Powder River Basin product; and

•	Trading and Brokerage operations’ sales increased $33.8 million in the current quarter compared to prior year due to an increase of trading positions allowing us to capture market movements, including export transactions.
     Partially offsetting these volume and average sales price increases were the following:
•	Slightly lower volumes in our Eastern U.S. operations due to heavy rains during the quarter in the Midwest;

•	Lower volumes from our existing Australian mines due to record flooding in Queensland during the first three months of 2008;

•	A 6.1% decrease in our average sales price per ton in Australia due to lower realized metallurgical coal pricing as compared to the prior year and a higher proportion of thermal product sales in the mix; and

•	Lower revenues from coal sold to synthetic fuel plants of $7.9 million.

   Segment Adjusted EBITDA
     Our total segment Adjusted EBITDA was $282.3 million for the three months ended March 31, 2008, compared with $288.1 million in the prior year. Details were as follows:

			Increase (Decrease)
	Three Months Ended March 31,		to Segment Adjusted EBITDA
	2008	2007	$	%
		(Dollars in thousands)
Western U.S. Mining Operations	$153,702	$139,199	$14,503	10.4%
Eastern U.S. Mining Operations	32,950	49,726	(16,776)	(33.7)%
Australian Mining Operations	3,847	62,561	(58,714)	(93.9)%
Trading and Brokerage Operations	91,758	36,590	55,168	150.8%

Total Segment Adjusted EBITDA	$282,257	$288,076	$(5,819)	(2.0)%

     Adjusted EBITDA from our Western U.S. Mining operations increased $14.5 million, or 10.4%, during the first quarter of 2008 primarily related to an overall increase in average sales prices across the region led by a sales realization increase of 12.9% for our premium Powder River Basin product. In addition to an increase in prices, volumes in the region rose 4.9 million tons or 15.2% due to increased demand and greater throughput as a result of capital improvements. Partially offsetting higher average sales prices and higher volumes was a $1.23 increase in per ton cost experienced by our Western U.S. Mining operations. The cost increases were primarily due to higher add-on taxes and royalties ($14.0 million), repairs ($22.0 million), material and supply cost escalations ($9.6 million) and increased commodity costs driven by fuel prices ($4.2 million) and explosives ($2.0 million).
     Eastern U.S. Mining operations’ Adjusted EBITDA decreased $16.8 million, or 33.7%, during the first quarter of 2008 compared to prior year. Increases in average sales prices were offset by lower volumes due to heavy rains in the first quarter of 2008 ($7.3 million) and higher costs for commodities driven by fuel costs ($7.0 million) and materials and supplies escalations ($5.2 million). Also affecting the Eastern U.S. Mining segment was the decrease in revenues from coal sold to synthetic fuel plants of $7.9 million.
     Our Australian Mining operations’ Adjusted EBITDA decreased $58.7 million, or 93.9%, during the first quarter of 2008 compared to prior year primarily due to increased transportation/demurrage costs ($26.4 million), significant flooding in Queensland ($7.2 million), higher fuel costs ($5.9 million), and lower average sales price due to lower realized metallurgical coal prices in the first quarter of 2008 due to different contract periods and higher thermal product sales in the sales mix. In addition, the Australian Mining operations had higher costs due to a longwall move in 2008 and an increase in overhaul expenses. Further decreasing Australian results was the impact of Australian dollar/U.S. dollar exchange rates of approximately $10 million.
     Trading and Brokerage operations’ Adjusted EBITDA increased $55.2 million during the first quarter of 2008 compared to the prior year due to an increase in trading activity and strengthening of global coal markets.

   Income From Continuing Operations Before Income Taxes and Minority Interests

			Increase (Decrease)
	Three Months Ended March 31,		to Income
	2008	2007	$	%
		(Dollars in thousands)
Total Segment Adjusted EBITDA	$282,257	$288,076	$(5,819)	(2.0)%
Corporate and Other Adjusted EBITDA	(8,786)	(53,084)	44,298	83.4%
Depreciation, depletion and amortization	(94,002)	(81,925)	(12,077)	(14.7)%
Asset retirement obligation expense	(6,800)	(5,683)	(1,117)	(19.7)%
Interest expense	(59,238)	(57,484)	(1,754)	(3.1)%
Interest income	1,112	2,762	(1,650)	(59.7)%

Income from continuing operations before income taxes and minority interests	$114,543	$92,662	$21,881	23.6%

     Income before income taxes and minority interests for the first quarter of 2008 was $21.9 million, or 23.6%, higher than the prior year primarily due to improved results from Corporate and Other, partially offset by lower Total Segment Adjusted EBITDA noted above and higher depreciation, depletion and amortization.
     Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income from our joint ventures, net gains on asset disposals, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development, Btu conversion and resource management. The $44.3 million improvement in Corporate and Other Adjusted EBITDA during the first quarter of 2008 compared to 2007 includes the following:
•	Higher gains on asset disposals or exchanges of $58.0 million. The first quarter of 2008 activity included a gain of $54.0 million from the sale of non-strategic coal reserves and surface lands located in Kentucky, compared to gains on asset disposals or exchanges of $1.4 million in the prior year; and

•	Higher selling and administrative expenses of $19.2 million were primarily driven by costs associated with the transition to a new enterprise resource planning system, costs to support corporate growth initiatives and an increase in performance-based incentive costs.
     Depreciation, depletion and amortization increased $12.1 million during the first quarter of 2008 primarily related to production volume and asset depreciation at our recently completed Australian mines and increased depletion at our Western U.S. Mining operations due to the increase in volumes.
   Net Income

			Increase (Decrease)
	Three Months Ended March 31,		to Income
	2008	2007	$	%
		(Dollars in thousands)
Income from continuing operations before income taxes and minority interests	$114,543	$92,662	$21,881	23.6%
Income tax provision	(44,118)	(10,995)	(33,123)	(301.3)%
Minority interests	(879)	251	(1,130)	(450.2)%

Income from continuing operations	69,546	81,918	(12,372)	(15.1)%
Income (loss) from discontinued operations	(12,381)	6,588	(18,969)	(287.9)%

Net income	$57,165	$88,506	$(31,341)	(35.4)%

     Net income decreased $31.3 million, or 35.4%, during the first quarter of 2008 compared to prior year due to the increase in pre-tax income discussed above being more than offset by an increase in the income tax provision and the loss from discontinued operations. The increase in the income tax provision of $33.1 million is the result of an increase in pre-tax income and a $15.9 million foreign currency impact on deferred taxes as a result of the weakening of the U.S. dollar against the Australian dollar. Income from discontinued operations decreased $19.0 million mainly due to the write-off of an excise tax refund receivable as a result of an April 2008 Supreme Court ruling (see Notes 3 and 12 to the unaudited condensed consolidated financial statements included in Part I. Item 1 of this report).
Outlook
   Events Impacting Near-Term Operations
     Global coal markets continued to strengthen, driven by increased demand from growing and developing economies. The U.S. economy grew 2.2% for 2007 as reported by the U.S. Commerce Department, while China’s economy grew 11.4% in 2007 as published by the National Bureau of Statistics of China.
     Constraints on global coal supplies ignited U.S. coal export interests beginning in the third quarter of 2007. Global supply challenges became even greater throughout the first quarter of 2008. Flooding in Queensland, Australia is estimated to have reduced seaborne coal supplies by at least 15 million metric tons; China curtailed coal exports during the first quarter and announced that 2008 export licenses would be issued at levels 24% below the prior year; India is seeking increased coal imports to replenish critically low stockpiles; South Africa’s year-to-date exports are two million tonnes lower than prior year due to the rebuilding of domestic inventories; and Indonesia and Russia, major coal exporting nations, are also limiting exports to meet increasing domestic needs. As a result, U.S. coal products are realizing expanded market reach resulting in higher published prices for all products. We expect to capitalize on the strong global markets primarily through production and sales of metallurgical coal from our Australian operations, thermal coal from both our U.S. and Australian operations, and through our U.S. and international coal trading activities.
     In the U.S., we anticipate higher volumes in 2008 versus 2007 from all the coal basins where we operate. The higher 2008 volumes include the startup of a new mine, El Segundo, in the Southwestern U.S. in the second quarter. Our 2008 results will be impacted to the extent we complete ramp-up activities on time and at expected capacity. Although we currently expect to increase our shipment levels, our ability to reach targeted volumes is dependent upon the performance of the rail carriers.
     We are targeting 2008 production of 220 to 240 million tons and total sales volume of 240 to 260 million tons, both of which include 22 to 24 million tons from Australia. As of March 31, 2008, our unpriced volumes from 2008 planned production included 6.5 to 7.5 million Australian tons, two-thirds of which is metallurgical coal. Our 2008 results will be affected by the final Australian coal price settlements and the resolution of possible carryover tons. Our two primary shipping points, Dalrymple Bay Coal Terminal and Port of Newcastle, continue to experience lengthy vessel queues, extreme weather conditions impacting operations and the coal logistics chain, and transportation challenges, which could result in delayed shipments and demurrage charges. Unpriced volumes for 2009 include 15 to 18 million Australian tons, approximately half of which is metallurgical coal, and 60 to 70 million U.S. tons.
     We expect improvements in U.S. and Australia operating results from higher prices and increased volumes, partly offset by some of the factors discussed above and escalation of key supply costs, including approximately $150 million in higher energy-related expenses and $50 million due to the effect of exchange rates.
   Long-term Outlook
     Our outlook for the coal markets remains positive. We believe strong coal markets will continue worldwide, as long as growth continues in the U.S., Asia and other industrialized economies that are increasing coal demand for electricity generation and steelmaking. Approximately 120 gigawatts of new coal-fueled electricity generating capacity is scheduled to come on line around the world between 2008 and 2010, and the EIA projects an additional 130 gigawatts of new U.S. coal-fueled generation by 2030, including nine gigawatts at coal-to-liquids plants and 45 gigawatts at integrated gasification combined-cycle plants, which represents more than 500 million tons of additional coal demand.
     According to EIA projections, domestic coal consumption is expected to grow at an average annual rate of 1.8% from 2007 through 2030 when U.S. coal demand is forecasted to reach 1.7 billion tons. Coal production located west of the Mississippi River is projected to provide most of the incremental growth as Western production increases to an estimated 65% share of total production in 2030 versus 58% in 2007.

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
     Coal-to-gas (CTG) and coal-to-liquids (CTL) plants represent a significant avenue for potential long-term industry growth. The EIA continues to project an increase in demand for unconventional sources of transportation fuel, including CTL, and in the U.S. CTL technologies are receiving support from both political parties. China and India are developing CTG and CTL facilities.
     Demand for Powder River Basin coal remains strong, particularly for our ultra-low sulfur products. The Powder River Basin represents more than half of our production. We control approximately 3.3 billion tons of proven and probable reserves in the Southern Powder River Basin, and we sold 139.8 million tons of coal from this region during 2007.
     Management plans to aggressively control costs and operating performance to mitigate external cost pressures, geologic conditions and potentially adverse port and rail performance. We are experiencing increases in operating costs related to fuel, explosives, steel, tires, contract mining and healthcare, and have taken measures to mitigate the increases in these costs, including a company-wide initiative to instill best practices at all operations. In addition, historically low long-term interest rates also have a negative impact on expenses related to our actuarially determined, employee-related liabilities. We may also encounter poor geologic conditions, lower third-party contract miner or brokerage source performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See “Cautionary Notice Regarding Forward-Looking Statements” and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional considerations regarding our outlook.
     Global climate change continues to attract considerable public and scientific attention. Enactment of laws and passage of regulations regarding greenhouse gas emissions by the United States or some of its states or by other countries, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources. We continue to support clean coal technology development and voluntary initiatives addressing global climate change through our participation as a founding member of the FutureGen Alliance, through our commitment to the Australian COAL21 Fund, and through our participation in the Power Systems Development Facility, the PowerTree Carbon Company LLC, and the Asia-Pacific Partnership for Clean Development and Climate. In addition, we are the only non-Chinese equity partner in GreenGen, the first near-zero emissions coal-fueled power plant with carbon capture and storage  which is under development in China.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management’s Discussion and Analysis in our 2007 Annual Report on Form 10-K describes the critical accounting policies and estimates used in the preparation of our financial statements. As discussed in Note 2 and Note 11, we adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities for which fair value is measured and reported on a recurring basis. Other than this change, there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2008.

Fair Value Measurements
     We use various methods to determine the fair value of financial assets and liabilities using market-quoted inputs for valuation or corroboration as available. We utilize market data or assumptions that market participants would use in pricing the particular asset or liability, including assumptions about inherent risk. We primarily apply the market approach for recurring fair value measurements utilizing the best available information.
     We consider nonperformance risk in the valuation of derivative instruments by analyzing the credit standing of counterparties and considering any counterparty credit enhancements (e.g., collateral). The impact of credit standing, as well as any potential credit enhancements, has been factored into the fair value measurement of both financial derivative assets and financial derivative liabilities.
     We evaluate the quality and reliability of the assumptions and data used to measure fair value in the three hierarchy levels, Level 1, 2 and 3, as prescribed by SFAS No. 157 (see Note 11 for additional information). Commodity swap and physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements, with limited price availability were classified in Level 3. These instruments or contracts are valued based on quoted inputs from brokers or counterparties, or reflect methodologies that consider historical relationships among similar commodities to derive our best estimate of fair value. We have consistently applied these valuation techniques in all periods presented, and believe we have obtained the most accurate information available for the types of derivative contracts held. The Level 3 financial assets as of March 31, 2008 are as follows:

(Dollars in thousands)
Assets:
Physical commodity purchase/sale contracts	$169,420
Commodity swaps	4,478

Total	$173,898

Total financial assets measured at fair value	$461,685

Percent of Level 3 assets to total financial assets measured at fair value	38%
     Total unrealized gains reflected in earnings related to assets held as of March 31, 2008 were $32.3 million. Unrealized gains and losses for the period from Level 3 items are offset by unrealized gains and losses on positions classified in Level 1 or 2, as well as positions that have been realized during the period. Gains and losses (realized and unrealized) included in earnings related to Level 3 physical commodity contracts are reported in “Other revenues,” while gains and losses related to Level 2 foreign currency forwards and options are reported in “Operating costs and expenses.”
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and financing transactions, including the sale of our accounts receivable (through our securitization program). Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations as well as acquisitions. Our ability to pay dividends, service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. Future dividends, among other things, are subject to limitations imposed by our Senior Notes and Debenture covenants. We generally fund all of our capital expenditure requirements with cash generated from operations.

     Net cash provided by operating activities from continuing operations for the three months ended March 31, 2008 decreased $147.4 million compared to the prior year. The decrease was primarily related to a current year decrease in operating cash flows generated from our Australian mining operations and timing of cash flows from our working capital.
     Net cash used in investing activities from continuing operations decreased $70.3 million for the three months ended March 31, 2008 compared to the prior year. The decrease reflects lower capital spending of $48.2 million in 2008 and an increase in cash proceeds of $21.6 million related to disposals of assets. Capital expenditures in 2008 included mine development at our El Segundo mine which we expect will start producing subbituminious medium sulfur coal in the second quarter, a state-of-the-art blending and loading system at our North Antelope Rochelle Mine and spending on continuing development work for our interest in the Prairie State Generating Station.
     Net cash provided by financing activities was $86.4 million during the three months ended March 31 2008, compared to $101.9 million used in the first three months of 2007. During the first three months of 2008, a $93.3 million increase in our Revolving Credit Facility balance was used to temporarily support capital investment needs and to increase our cash on hand by $37.3 million. We expect to fund future capital expenditures with cash generated from our operations consistent with our normal practice. In the first three months of 2007, we made debt repayments of $93.1 million that included a $60.0 million retirement of our 5.0% Subordinated Note; an $18.3 million prepayment on our outstanding balance of the Term Loan under the Senior Unsecured Credit Facility; and a $13.8 million open-market purchase of 5.875% Senior Notes.
     Our total indebtedness as of March 31, 2008 and December 31, 2007, consisted of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Term Loan under the Senior Unsecured Credit Facility	$502,721	$509,084
Revolving Credit Facility	191,000	97,700
Convertible Junior Subordinated Debentures due 2066	732,500	732,500
7.375% Senior Notes due 2016	650,000	650,000
6.875% Senior Notes due 2013	650,000	650,000
7.875% Senior Notes due 2026	246,983	246,965
5.875% Senior Notes due 2016	218,090	218,090
6.84% Series C Bonds due 2016	43,000	43,000
6.34% Series B Bonds due 2014	21,000	21,000
6.84% Series A Bonds due 2014	10,000	10,000
Capital lease obligations	89,476	92,186
Fair value hedge adjustment	9,597	1,604
Other	681	971

Total	$3,365,048	$3,273,100

     As of March 31, 2008, the Revolving Credit Facility’s remaining available borrowing capacity under the Senior Unsecured Credit Facility was $1.21 billion.
   Interest Rate Swaps
     To limit the impact of interest rate changes on earnings and cash flows, we manage fixed-rate debt as a percentage of net debt through the use of various hedging instruments.

     In previous years, we entered into various interest rate swaps, including the following: a series of fixed-to-floating interest rate swaps with combined notional amounts totaling $320.0 million that were designated to hedge changes in fair value of the 6.875% Senior Notes due 2013; a series of fixed-to-floating interest rate swaps with combined notional amounts totaling $100.0 million that were designated to hedge changes in fair value of the 5.875% Senior Notes due 2016; and a $120.0 million notional amount floating-to-fixed interest rate swap with a fixed rate of 6.25% and a floating rate of LIBOR plus 1.0% that was designated to hedge changes in expected cash flows on the Term Loan under the Senior Unsecured Credit Facility.
     In addition to the interest rate swaps, we had two additional swaps with a combined notional amount of $100.0 million, which were terminated during the three months ended March 31, 2008. The combined settlement amount of $3.4 million was recorded as an adjustment to the fair value hedge adjustment and will be amortized to interest expense over the remaining maturity period of the 6.875% Senior Notes.
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
   Capital Expenditures
     Total capital expenditures for 2008 are expected to range from $350 million to $400 million, excluding federal coal reserve lease payments. These planned expenditures relate to replacement, improvement, or expansion of existing mines, particularly in Australia, the El Segundo mine development in New Mexico, and growth initiatives such as increasing capacity in the Powder River Basin.
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
     Under our accounts receivable securitization program, undivided interests in a pool of eligible trade receivables contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit (Conduit). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We utilize proceeds from the sale of our accounts receivable as an alternative to other forms of debt, effectively reducing our overall borrowing costs. The securitization program is scheduled to expire in September 2009. The securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the condensed consolidated balance sheets. The amount of undivided interests in accounts receivable sold to the Conduit was $275.0 million as of March 31, 2008 and December 31, 2007.
     As part of the Patriot spin-off, we agreed to maintain in force several letters of credit that secured Patriot obligations for certain employee benefits and workers’ compensation obligations. These letters of credit are to be released upon Patriot satisfying the beneficiaries with alternate letters of credit or insurance, which is expected to occur in 2008. If Patriot is unable to satisfy the primary beneficiaries by June 30, 2011, they are then required to provide directly to us a letter of credit in the amount of the remaining obligation. The amount of letters of credit securing Patriot obligations was $74.7 million and $136.8 million as of March 31, 2008 and December 31, 2007. On April 1, 2008, an additional $61.8 million of letters of credit securing Patriot obligations were released.

     There were no other material changes to our off-balance sheet arrangements during the three months ended March 31, 2008. See Note 13 to our unaudited condensed consolidated financial statements included in this report for a discussion of our guarantees. Our off-balance sheet arrangements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Newly Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and therefore does not require any new fair value measurements. In February 2008, the FASB amended SFAS No. 157 to exclude leasing transactions and to delay the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 on January 1, 2008.
     In April 2007, the FASB issued FASB Staff Position (FSP) FASB Interpretation Number (FIN) 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. Prior to the implementation of FSP FIN 39-1, all positions executed with common counterparties were presented gross in the appropriate balance sheet line items. Effective January 1, 2008, in accordance with the provisions of FSP FIN 39-1, we offset our asset and liability coal trading derivative positions and other corporate hedging activities on a counterparty-by-counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. The December 31, 2007 balances were adjusted to conform with the provisions of FSP FIN 39-1. See Note 4 to the unaudited condensed consolidated financial statements included in Part I. Item 1 of this report for a presentation of the assets and liabilities from coal trading activities on a gross basis (pre-FSP FIN 39-1) and on a net basis (post-FSP FIN 39-1).
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 was effective for us for the fiscal year beginning January 1, 2008. SFAS No. 159 did not have an impact on our unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Implemented
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS No. 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for us). Early adoption is not allowed. We do no expect the adoption of SFAS No. 160 to have a material effect on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) changes the principles and requirements for the recognition and measurement of the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree in the financial statements of the acquirer. This statement also provides guidance for the recognition and measurement of goodwill acquired in the business combination and related disclosure. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for us).

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for us). While we are currently evaluating the impact SFAS No. 161 will have on our disclosures, the adoption of SFAS No. 161 will not affect our results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The potential for changes in the market value of our coal trading, interest rate and currency portfolios is referred to as “market risk.” Market risk related to our coal trading portfolio is evaluated using a value at risk analysis (described below). Value at risk analysis is not used to evaluate our non-trading interest rate, crude oil, natural gas or currency hedging portfolios. A description of each market risk category is set forth below. We attempt to manage market risks through diversification, controlling position sizes and executing hedging strategies. Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our non-trading, long-term coal supply agreement portfolio.
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
     We account for coal trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, options and swaps, at market value in our condensed consolidated financial statements. Our trading portfolio included forwards and swaps as of March 31, 2008 and December 31, 2007.
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
     We use historical data to estimate price volatility as an input to value at risk and to better reflect current asset and liability volatilities. Given our reliance on historical data, we believe value at risk is effective in estimating risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. An inherent limitation of value at risk is that past changes in market risk factors may not produce accurate predictions of future market risk. Value at risk should be evaluated in light of this limitation.

     During the three months ended March 31, 2008, the combined actual low, high, and average values at risk for our coal trading portfolio were $8.8 million, $26.7 million, and $17.9 million, respectively. Our value at risk increased over the prior year due to greater price volatility in the Eastern U.S. and international coal markets, particularly in the international markets into which we have recently expanded.
     As of March 31, 2008, the timing of the estimated future realization of the value of our trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2008	32%
2009	53%
2010	8%
2011	6%
2012	1%

100%

     We also monitor other types of risk associated with our coal trading activities, including credit, market liquidity and counterparty nonperformance.
Performance and Credit Risk
     Our concentration of performance and credit risk is substantially with energy producers and marketers and electric utilities. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. If we engage in a transaction with a counterparty that does not meet our credit standards, we protect our position by requiring the counterparty to provide appropriate credit enhancement. In general, increases in coal price volatility and our own trading activity resulted in greater exposure to our coal-trading counterparties during 2008.
     In addition to credit risk, performance risk includes the possibility that a counterparty fails to deliver agreed production or trading volumes. When appropriate (as determined by our credit management function), we have taken steps to reduce our exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay. To reduce our credit exposure related to trading and brokerage activities, we seek to enter into netting agreements with counterparties that permit us to offset receivables and payables with such counterparties. Counterparty risk with respect to interest rate swap and foreign currency forward and option transactions is not considered to be significant based upon the creditworthiness of the participating financial institutions.
Foreign Currency Risk
     We utilize currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. Our currency hedging program for 2008 targets hedging at least approximately 80% of our anticipated Australian dollar-denominated operating expenditures. As of March 31, 2008, we had in place forward contracts and options designated as cash flow hedges with notional amounts outstanding totaling A$2.11 billion of which A$800.0 million, A$716.7 million, A$568.8 million and A$20.0 million will expire in 2008, 2009, 2010 and 2011, respectively. Our expectation for Australian dollar-denominated operating cash expenditures over the next 12 months is approximately A$1.25 billion. Assuming we had no hedges in place, our exposure in “Operating costs and expenses” due to a $0.01 change in the Australian dollar/U.S. dollar exchange rate is approximately $12.5 million for the next 12 months. However, taking into consideration hedges currently in place, our net exposure to the same rate change is approximately $2.8 million for the next 12 months.

Interest Rate Risk
     Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we manage fixed-rate debt as a percent of net debt through the use of various hedging instruments, which are discussed in detail in Note 7 to our unaudited condensed consolidated financial statements. As of March 31, 2008, after taking into consideration the effects of interest rate swaps, we had $2.37 billion of fixed-rate borrowings and $994.2 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $9.9 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $280.1 million decrease in the estimated fair value of these borrowings.
Other Non-trading Activities
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 87% of our sales volume under long-term coal supply agreements during 2007.
     Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. To manage this risk, we use a combination of forward contracts with our suppliers and financial derivative contracts, primarily swap contracts with financial institutions. As of March 31, 2008, we had derivative contracts outstanding that are designated as cash flow hedges of anticipated purchases of fuel and explosives.
     Notional amounts outstanding under fuel-related, derivative swap contracts were 109.6 million gallons of crude oil scheduled to expire through 2011. We expect to consume 125 to 130 million gallons of fuel in 2008. A one dollar per barrel change in the price of crude oil would increase or decrease our annual fuel costs (ignoring the effects of hedging) by approximately $2.4 million.
     Notional amounts outstanding under explosives-related swap contracts, scheduled to expire through 2010, were 6.0 mmbtu of natural gas. In our Western U.S. Mining operations, we expect to consume 195,000 to 205,000 tons of explosives per year. Through our natural gas hedge contracts, we have fixed prices for approximately 85% of our 2008 anticipated explosives requirements for our Western U.S. Mining operations. Based on our expected usage, a change in natural gas prices of 10 cents per mmbtu (ignoring the effects of hedging) would result in an increase or decrease in our operating costs of approximately $0.4 million per year.
     In our Eastern U.S. Mining operations, we expect to consume 170,000 to 175,000 tons of explosives in 2008. Our explosives supply contracts in our Eastern U.S. Mining Operations cannot be hedged with natural gas or other traded commodity contracts.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. Under the direction of the principal executive officer and principal financial officer, management has evaluated our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2008, and has concluded that the disclosure controls and procedures were adequate and effective.
     Additionally, during the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 12 to the unaudited condensed consolidated financial statements included in Part I. Item 1. of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In July 2005, our Board of Directors authorized a share repurchase program of up to 5% of the then outstanding shares of our common stock, approximately 13.1 million shares. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. As of March 31, 2008, there were approximately 10.9 million shares available for repurchase. There were no share repurchases under this program during the three months ended March 31, 2008.

			Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares that May
	Shares	Price per	Announced	Yet Be Purchased
Period	Purchased(1)	Share	Program	Under the Program
January 1 through January 31, 2008	10,283	$59.99	—	10,920,605
February 1 through February 29, 2008	—	—	—	10,920,605
March 1 through March 31, 2008	178,273	55.23	—	10,920,605

Total	188,556	$55.49	—

(1) Includes 188,556 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
Item 6. Exhibits.
     See Exhibit Index at page 39 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date: May 9, 2008	By:	/s/ RICHARD A. NAVARRE
Richard A. Navarre
President and Chief Commercial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed on August 7, 2006).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on August 2, 2007).

10.1*	Third Amendment to and Waiver Under Amended and Restated Receivables Purchase Agreement, dated as of October 26, 2007, by and among the Seller, the Registrant, the Sub-Servicers named therein, Market Street Funding LLC (as successor to Market Street Funding Corporation), as Issuer, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator.

10.2*	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of March 10, 2008, by and among the Seller, the Registrant, the Sub-Servicers named therein, Market Street Funding LLC (as successor to Market Street Funding Corporation), as Issuer, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator.

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to
Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Financial Officer pursuant to
Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Financial Officer.

*	Filed herewith.