Form 10-Q
period 2008-09-30
PEABODY ENERGY CORP
filed 2008-11-07
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
There were 266,633,367 shares of common stock with a par value of $0.01 per share outstanding at October 31, 2008.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions, except share and per share data)
Revenues
Sales	$1,761.8	$1,138.0	$4,373.6	$3,221.1
Other revenues	143.9	60.5	339.0	156.0

Total revenues	1,905.7	1,198.5	4,712.6	3,377.1

Costs and Expenses
Operating costs and expenses	1,253.0	980.1	3,315.2	2,649.9
Depreciation, depletion and amortization	103.8	89.3	291.4	259.7
Asset retirement obligation expense	15.8	5.0	31.8	14.5
Selling and administrative expenses	44.2	33.2	138.2	97.0
Other operating (income) loss:
Net gain on disposal or exchange of assets	(4.8)	(21.9)	(67.8)	(76.3)
(Income) loss from equity affiliates	3.5	(2.9)	(2.9)	(9.4)

Operating Profit	490.2	115.7	1,006.7	441.7
Interest expense	54.1	58.7	171.0	174.8
Interest income	(3.5)	(1.5)	(7.1)	(5.8)

Income From Continuing Operations Before Income Taxes and Minority Interests	439.6	58.5	842.8	272.7
Income tax provision	60.2	6.7	147.9	34.8
Minority interests	2.3	(3.2)	5.7	1.3

Income From Continuing Operations	377.1	55.0	689.2	236.6
Loss from discontinued operations, net of tax	(7.5)	(22.7)	(29.0)	(8.1)

Net Income	$369.6	$32.3	$660.2	$228.5

Basic Earnings Per Share
Income from continuing operations	$1.40	$0.21	$2.55	$0.90
Loss from discontinued operations	(0.03)	(0.09)	(0.10)	(0.03)

Net income	$1.37	$0.12	$2.45	$0.87

Weighted Average Shares Outstanding — Basic	270,192,203	263,871,330	269,797,796	263,463,822

Diluted Earnings Per Share
Income from continuing operations	$1.38	$0.20	$2.53	$0.88
Loss from discontinued operations	(0.02)	(0.08)	(0.11)	(0.03)

Net income	$1.36	$0.12	$2.42	$0.85

Weighted Average Shares Outstanding — Diluted	272,617,085	268,940,930	272,491,918	268,636,419

Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30, 2008	December 31, 2007
	(Dollars in millions, except
	share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$104.0	$45.3
Accounts receivable, net of allowance for doubtful accounts of $14.4 at September 30, 2008 and $11.9 at December 31, 2007	412.9	256.9
Inventories	275.1	264.7
Assets from coal trading activities, net	710.7	349.8
Deferred income taxes	105.8	98.6
Other current assets	210.1	295.2

Total current assets	1,818.6	1,310.5
Property, plant, equipment and mine development
Land and coal interests	7,365.2	7,197.1
Buildings and improvements	707.5	685.8
Machinery and equipment	1,389.8	1,258.9
Less accumulated depreciation, depletion and amortization	(2,075.1)	(1,817.9)

Property, plant, equipment and mine development, net	7,387.4	7,323.9
Investments and other assets	397.3	417.1

Total assets	$9,603.3	$9,051.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$44.2	$134.4
Liabilities from coal trading activities, net	549.1	301.8
Accounts payable and accrued expenses	1,340.3	1,134.0

Total current liabilities	1,933.6	1,570.2

Long-term debt, less current maturities	3,107.6	3,138.7
Deferred income taxes	100.5	315.6
Asset retirement obligations	396.7	367.7
Accrued postretirement benefit costs	771.2	785.7
Other noncurrent liabilities	358.3	353.2

Total liabilities	6,667.9	6,531.1

Minority interests	1.3	0.7
Stockholders’ equity
Preferred Stock – $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2008 or December 31, 2007	—	—
Series A Junior Participating Preferred Stock – 1,500,000 shares authorized, no shares issued or outstanding as of September 30, 2008 or December 31, 2007	—	—
Perpetual Preferred Stock – 750,000 shares authorized, no shares issued or outstanding as of September 30, 2008 or December 31, 2007	—	—
Series Common Stock – $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of September 30, 2008 or December 31, 2007	—	—
Common Stock – $0.01 per share par value; 800,000,000 shares authorized, 274,980,783 shares issued and 270,746,628 shares outstanding as of September 30, 2008 and 272,911,564 shares issued and 270,066,621 shares outstanding as of December 31, 2007	2.7	2.7
Additional paid-in capital	1,823.1	1,750.7
Retained earnings	1,552.7	941.4
Accumulated other comprehensive loss	(267.1)	(67.1)
Treasury shares, at cost: 4,234,155 shares as of September 30, 2008 and 2,844,943 shares as of December 31, 2007	(177.3)	(108.0)

Total stockholders’ equity	2,934.1	2,519.7

Total liabilities and stockholders’ equity	$9,603.3	$9,051.5

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$660.2	$228.5
Loss from discontinued operations	29.0	8.1

Income from continuing operations	689.2	236.6
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	291.4	259.7
Deferred income taxes	(31.8)	3.7
Stock compensation	26.0	18.8
Amortization of debt discount and debt issuance costs	5.0	5.5
Net gain on disposal or exchange of assets	(67.8)	(76.3)
Income from equity affiliates	(2.9)	(9.4)
Revenue recovery on coal supply agreement	(56.9)	—
Dividends received from equity affiliates	19.9	12.9
Changes in current assets and liabilities:
Accounts receivable, including securitization	(147.4)	74.2
Inventories	(10.4)	(32.1)
Net assets from coal trading activities	(163.1)	(46.1)
Other current assets	4.8	(35.9)
Accounts payable and accrued expenses	234.1	45.9
Asset retirement obligations	22.9	5.8
Workers’ compensation obligations	2.5	0.6
Accrued postretirement benefit costs	(1.2)	59.6
Contributions to pension plans	(20.2)	(4.1)
Distributions to minority interests	(1.6)	(2.5)
Other, net	(9.5)	13.4

Net cash provided by continuing operations	783.0	530.3
Net cash used in discontinued operations	(90.5)	(40.5)

Net cash provided by operating activities	692.5	489.8

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(174.1)	(387.1)
Acquisition of minority interests	(106.9)	—
Investment in Prairie State	(28.5)	—
Federal coal lease expenditures	(178.5)	(178.2)
Proceeds from disposal of assets, net of notes receivable	36.3	107.1
Additions to advance mining royalties	(4.1)	(3.3)
Investments in equity affiliates and joint ventures	(2.7)	(0.2)

Net cash used in continuing operations	(458.5)	(461.7)
Net cash used in discontinued operations	—	(28.0)

Net cash used in investing activities	(458.5)	(489.7)

Cash Flows From Financing Activities
Change in revolving line of credit	(97.7)	25.0
Payments of long-term debt	(27.6)	(113.2)
Common stock repurchase	(58.3)	—
Dividends paid	(48.9)	(47.7)
Payment of debt issuance costs	—	(0.8)
Excess tax benefit related to stock options exercised	27.5	13.0
Proceeds from stock options exercised	13.7	8.5
Change in bank overdraft facility	10.8	—
Proceeds from employee stock purchases	5.2	6.4

Net cash used in continuing operations	(175.3)	(108.8)
Net cash used in discontinued operations	—	(1.5)

Net cash used in financing activities	(175.3)	(110.3)

Net increase (decrease) in cash and cash equivalents	58.7	(110.2)
Cash and cash equivalents at beginning of period	45.3	326.5

Cash and cash equivalents at end of period	$104.0	$216.3

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(1) Basis of Presentation
     The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the Company) and its controlled affiliates. All intercompany transactions, profits, and balances have been eliminated in consolidation.
     The Company classifies items within discontinued operations in the unaudited condensed consolidated statements of operations when the operations and cash flows of a particular component (defined as operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity) of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction, and the Company will no longer have any significant continuing involvement in the operations of that component. For more information on discontinued operations, see Note 4.
     The accompanying condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2007 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008. Certain amounts in prior periods have been reclassified to conform to report classifications as of September 30, 2008 and for the three and nine months ended September 30, 2008, with no effect on previously reported net income or stockholders’ equity.
(2) New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under accounting pronouncements that require or permit fair value measurements, but the standard does not require any new fair value measurements. In February 2008, the FASB amended SFAS No. 157 to exclude leasing transactions and to delay the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 on January 1, 2008. In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), which clarified the application of SFAS No. 157 in an inactive market and demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have an impact on the Company’s determination of fair value for financial assets.
     In April 2007, the FASB issued FSP FASB Interpretation Number (FIN) 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). FSP FIN 39-1 amends certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. Prior to the implementation of FSP FIN 39-1, all positions executed with common counterparties were presented on a gross basis in the appropriate balance sheet line items. Effective January 1, 2008, in accordance with the provisions of FSP FIN 39-1, the Company offset its asset and liability coal trading derivative positions and other corporate hedging activities on a counterparty-by-counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. The December 31, 2007 balances were adjusted to conform with the provisions of FSP FIN 39-1. See Note 5 for a presentation of the assets and liabilities from coal trading activities on a gross and net basis.

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
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when recognizing interest cost in subsequent periods. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008 (January 1, 2009 for the Company) and will require retrospective application for all periods presented. The Company is currently evaluating the effect FSP APB 14-1 will have on the accounting for its Convertible Junior Subordinated Debentures and it has not yet determined the impact of the standard on its results of operations or financial condition.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing EPS under the “two-class method”. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company) with all prior period EPS data being adjusted retrospectively. The Company is currently evaluating the effect FSP EITF 03-6-1 will have on its calculation of EPS.

(3) Acquisition of Minority Interests
     In the third quarter of 2008, the Company expanded its Australia coal presence by purchasing the remaining 15.4% share of the Millennium mine in Queensland, Australia from the former minority shareholders for $106.9 million. The purchase price in excess of the minority interest book value was preliminarily allocated to land and coal interests in the amount of $55.1 million and deferred taxes in the amount of $47.4 million. The Millennium mine was completed in 2007 as part of the Company’s expansion to serve fast-growing seaborne markets. Millennium produced 1.0 million tons of coal in the first nine months of 2008 and is expected to increase production to 3.0 million tons per year by 2011.
(4) Discontinued Operations and Assets Held for Sale
     Patriot Coal Corporation
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Revenues	$83.8	$293.2	$349.5	$818.5
Income (loss) before income taxes and minority interests	(3.3)	(20.4)	(23.1)	4.2
Income tax provision (benefit)	(1.0)	(0.8)	(9.1)	2.9
     Revenues from the spun-off operations are the result of supply agreements the Company entered into with Patriot to meet commitments under non-assignable pre-existing customer agreements sourced from Patriot mining operations. The Company makes no profit as part of these arrangements and only sources coal from Patriot to meet customer obligations. The loss from discontinued operations for the nine months ended September 30, 2008 was primarily related to the first quarter write-off of a $19.4 million receivable related to excise taxes previously paid on export shipments produced from discontinued operations. As part of the Patriot spin-off, the Company retained a receivable for excise tax refunds on export shipments that had previously been ruled unconstitutional by the appellate court.  The U.S. Supreme Court reversed the appellate court’s ruling on April 15, 2008, and the Company recorded the charge to discontinued operations.
     In October 2008, the Energy Improvement and Extension Act of 2008 was enacted, which contained provisions that allow for the refund of coal excise tax collected on coal exported from the U.S. between January 1, 1990 and the date of the legislation. Refund claims must be re-submitted by November 3, 2008 and are subject to approval by the Internal Revenue Service. By statute, the Internal Revenue Service has 180 days to approve the refund claims and another 180 days to pay the refund with interest.
     The Company had also entered into a transition services agreement, which expired in the third quarter of 2008, to provide certain administrative and other services to Patriot. Under this agreement, the Company billed $1.4 million for services during the first nine months of 2008.

     The assets and liabilities of the discontinued operations as of September 30, 2008 and December 31, 2007 are shown below:

	September 30, 2008	December 31, 2007
	(Dollars in millions)
Assets
Current assets
Other current assets	$41.6	$74.1

Total current assets	41.6	74.1

Total assets	$41.6	$74.1

Liabilities
Current liabilities
Accounts payable and accrued expenses	$86.2	$180.4

Total current liabilities	86.2	180.4
Noncurrent liabilities
Other noncurrent liabilities	17.1	33.2

Total liabilities	$103.3	$213.6

     Other current assets included receivables from customers in relation to the supply agreements with Patriot, and accounts payable and accrued expenses included the amounts due to Patriot on these pass-through transactions. Also included in liabilities was an accrual for charges related to losses on firm purchase commitments that extend through 2010.
     Assets Held for Sale
     In June 2008, the Company committed to the divestiture of certain non-strategic mining assets. At September 30, 2008, the carrying amount of assets held for sale totaled $14.7 million, of which $8.7 million was included in other current assets and $6.0 million was included in investments and other assets. The carrying amount of liabilities associated with assets held for sale totaled $8.7 million, of which $6.8 million was included in accounts payable and accrued expenses and $1.9 million was included in other noncurrent liabilities.
     Revenues related to these operations for the nine months ended September 30, 2008 and 2007 were $12.4 million and $17.3 million, respectively. Loss before income taxes and minority interests related to these operations was $15.0 million and $6.5 million for the nine months ended September 30, 2008 and 2007, respectively. Income tax benefits for all periods presented were completely offset by valuation allowances recorded against the deferred tax assets created by the operating losses.
(5) Assets and Liabilities from Coal Trading Activities
     The fair value of assets and liabilities from coal trading activities is set forth below:

	September 30,	December 31,
	2008	2007
	(Dollars in millions)
Assets from coal trading activities	$710.7	$349.8
Liabilities from coal trading activities	(549.1)	(301.8)

Net value of coal trading positions	$161.6	$48.0

     The increase in pricing since December 31, 2007 and higher trading volumes have significantly increased the value of the Company’s trading asset and liability portfolio in 2008. As of September 30, 2008, forward contracts made up 80.4% and 39.5% of the Company’s trading assets and liabilities, respectively; financial swaps represent most of the remaining balances. The value of coal trading positions included net mark-to-market liabilities on cash flow hedges of anticipated future sales of $76.9 million and $44.1 million as of September 30, 2008 and December 31, 2007, respectively. The net value of trading positions, including those designated as hedges of future cash flows, represents the fair value of the trading portfolio.
     Of the coal trading derivatives and related hedge contracts in the Company’s trading portfolio as of September 30, 2008, 97% were valued utilizing prices from over-the-counter market sources, adjusted for coal quality and traded transportation differentials, and 3% of the Company’s contracts were valued based on similar market transactions.
     As discussed in Note 2, the Company adopted FSP FIN 39-1 effective January 1, 2008. As a result, the Company offsets its asset and liability coal trading derivative positions, as well as margin held, on a counterparty-by-counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. The effect of FSP FIN 39-1 is set forth below:

	September 30, 2008		December 31, 2007
		(Dollars in millions)
	Gross Basis	Net Basis	Gross Basis	Net Basis
Assets from coal trading activities	$2,301.1	$710.7	$967.1	$349.8
Liabilities from coal trading activities	(2,138.4)	(549.1)	(918.6)	(301.8)

Subtotal	162.7	161.6	48.5	48.0
Margin held (1)	(1.1)	—	(0.5)	—

Net value of coal trading positions	$161.6	$161.6	$48.0	$48.0

(1)	Represents margin held from counterparties that was netted in accordance with FSP FIN 39-1 and does not represent the Company’s total margin held or posted.
     As of September 30, 2008, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2008	16%
2009	60%
2010	11%
2011	12%
2012	1%

100%

     As of September 30, 2008, 36% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 64% was with non-investment grade counterparties, including unrated entities. The Company’s coal trading operations traded 64.4 million tons and 41.3 million tons for the three months ended September 30, 2008 and 2007, respectively, and 151.4 million tons and 107.6 million tons for the nine months ended September 30, 2008 and 2007, respectively.

(6) Resource Management
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
     In September 2007, the Company sold approximately 122 million tons of coal reserves and surface lands to the Prairie State Energy Campus (Prairie State) equity partners. The Company recognized a gain of $17.8 million and received $84.2 million in cash proceeds associated with this transaction.
(7) Inventories
     Inventories as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(Dollars in millions)
Materials and supplies	$107.5	$90.3
Raw coal	23.8	45.5
Saleable coal	143.8	128.9

Total	$275.1	$264.7

(8) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Net income	$369.6	$32.3	$660.2	$228.5
Increase (decrease) in fair value of cash flow hedges, net of tax provision (benefit) of ($143.8) and $22.6 for the three months ended September 30, 2008 and 2007, respectively, and ($129.5) and $35.5 for the nine months ended September 30, 2008 and 2007, respectively	(182.8)	32.1	(209.4)	51.5
Amortization of actuarial loss and prior service cost realized in net income, net of tax provision of $2.0 and $4.7 for the three months ended September 30, 2008 and 2007, respectively, and $6.1 and $16.4 for the nine months ended September 30, 2008 and 2007, respectively	3.0	6.9	9.4	26.9

Comprehensive income	$189.8	$71.3	$460.2	$306.9

     Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from valuation changes of the Company’s cash flow hedges during the periods (which include fuel and natural gas hedges, currency forwards, traded coal index contracts and interest rate swaps) and the amortization of actuarial loss and prior service cost. The values of the Company’s cash flow hedging instruments are affected by changes in interest rates, crude oil, natural gas, and coal prices, and the U.S. dollar/Australian dollar exchange rate. The decline in value of these instruments in the three months ended September 30, 2008 was due to significant price declines in crude oil, natural gas and coal, and the strengthening of the U.S. dollar against the Australian dollar.
(9) Pension and Postretirement Benefit Costs
     Net periodic pension (benefit) costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Service cost for benefits earned	$0.5	$1.6	$1.5	$6.1
Interest cost on projected benefit obligation	12.7	11.8	38.1	35.8
Expected return on plan assets	(15.1)	(14.1)	(45.4)	(42.3)
Amortization of prior service cost, actuarial loss and other	0.1	3.5	0.3	11.9

Net periodic pension (benefit) costs	$(1.8)	$2.8	$(5.5)	$11.5

     Net periodic postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Service cost for benefits earned	$2.4	$2.9	$7.6	$7.9
Interest cost on accumulated postretirement benefit obligation	13.4	12.4	40.5	37.1
Amortization of prior service cost and actuarial loss	4.3	5.3	13.3	15.2

Net periodic postretirement benefit costs	$20.1	$20.6	$61.4	$60.2

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

     Operating segment results for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Revenues:
Western U.S. Mining	$624.9	$547.1	$1,860.8	$1,526.7
Eastern U.S. Mining	305.8	258.4	867.3	772.0
Australian Mining	789.0	307.6	1,612.7	844.0
Trading and Brokerage	181.5	76.0	352.9	211.7
Corporate and Other	4.5	9.4	18.9	22.7

Total	$1,905.7	$1,198.5	$4,712.6	$3,377.1

Adjusted EBITDA:
Western U.S. Mining	$155.7	$148.4	$497.4	$425.0
Eastern U.S. Mining	42.9	51.8	113.6	151.1
Australian Mining	423.1	13.0	667.7	119.7
Trading and Brokerage	52.7	19.7	182.5	82.7
Corporate and Other (1)	(64.6)	(22.9)	(131.3)	(62.6)

Total	$609.8	$210.0	$1,329.9	$715.9

(1)	Corporate and Other results include the gains on the disposal or exchange of assets discussed in Note 6.
     A reconciliation of Adjusted EBITDA to consolidated income from continuing operations before income taxes and minority interests follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Total Adjusted EBITDA	$609.8	$210.0	$1,329.9	$715.9

Depreciation, depletion and amortization	103.8	89.3	291.4	259.7
Asset retirement obligation expense	15.8	5.0	31.8	14.5
Interest expense	54.1	58.7	171.0	174.8
Interest income	(3.5)	(1.5)	(7.1)	(5.8)

Income from continuing operations before income taxes and minority interests	$439.6	$58.5	$842.8	$272.7

     Total assets of the Trading and Brokerage segment have changed significantly since December 31, 2007 due to an increase in the Company’s trading asset portfolio as a result of increased pricing since December 31, 2007 and higher trading volumes. The total assets of the segment were $863.0 million and $346.8 million as of September 30, 2008 and December 31, 2007, respectively. For further discussion of the Company’s trading portfolio, see Note 5.

(11) Fair Value Measurements
     As discussed in Note 2, the Company adopted SFAS No. 157 effective January 1, 2008. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations or cash flows, additional disclosures related to fair value measurements are now required. SFAS No. 157 establishes a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. These levels include: Level 1, inputs are quoted prices in active markets for the identical assets or liabilities; Level 2, inputs other than quoted prices included in Level 1 that are directly or indirectly observable through market-corroborated inputs; and Level 3, inputs are unobservable, or observable but cannot be market-corroborated, requiring the Company to make assumptions about pricing by market participants.
     The following table sets forth as of September 30, 2008 the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
		(Dollars in millions)
Commodity swaps and options — coal trading activities	$(6.4)	$(153.3)	$(1.1)	$(160.8)
Commodity swaps and options — other than coal	—	(15.1)	—	(15.1)
Physical commodity purchase/sale contracts — coal trading activities	—	184.3	138.1	322.4
Interest rate swaps	—	2.9	—	2.9
Foreign currency forwards and options	—	(102.2)	—	(102.2)

Total net financial assets (liabilities)	$(6.4)	$(83.4)	$137.0	$47.2

     For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, New York Mercantile Exchange indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:
•	Commodity swaps and options — coal trading activities: generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Commodity swaps and options — other than coal: generally valued based on a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Physical commodity purchase/sale contracts — coal trading activities: purchases and sales at locations with significant market activity corroborated by market-based information (Level 2).

•	Interest rate swaps: valued based on quoted inputs from counterparties corroborated with observable market data (Level 2).

•	Foreign currency forwards and options: valued utilizing inputs obtained in quoted public markets (Level 2).
     Commodity swaps and options and physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements with limited price availability were classified in Level 3. These instruments or contracts are valued based on quoted inputs from brokers or counterparties, or reflect methodologies that consider historical relationships among similar commodities to derive the Company’s best estimate of fair value. The Company has consistently applied these valuation techniques in all periods presented, and believes it has obtained the most accurate information available for the types of derivative contracts held.

     The following table summarizes the income statement classification for the Company’s financial instruments for which fair value is measured on a recurring basis:

Income Statement Classification
Financial Instrument	Gains/Losses - Realized	Gains/Losses - Unrealized(1)
Commodity swaps and options — coal trading activities	Other revenues	Other revenues
Commodity swaps and options — other than coal	Operating costs and expenses	—
Physical commodity purchase/sale contracts — coal trading activities	Other revenues	Other revenues
Interest rate swaps	Interest expense	—
Foreign currency forwards and options	Operating costs and expenses	—

(1)	Gains and losses on derivative financial instruments designated as cash flow hedges are recorded as a separate component of stockholders’ equity until settlement (or until the hedge ineffectiveness is determined).
     The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(Dollars in millions)
Beginning of period	$378.7	$128.7
Total gains or losses (realized/unrealized):
Included in earnings	(377.3)	(40.8)
Included in other comprehensive income	41.9	(11.9)
Purchases, issuances and settlements	42.2	41.7
Transfers in and/or out	51.5	19.3

September 30, 2008	$137.0	$137.0

     The following table summarizes the changes in unrealized gains (losses) relating to Level 3 net financial assets still held as of July 1 and September 30, 2008 (three month period) and January 1 and September 30, 2008 (nine month period):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$(175.2)	$50.8

(1)	For the periods presented, unrealized gains and losses from Level 3 items are offset by unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.
(12) Commitments and Contingencies
Commitments
     As of September 30, 2008, purchase commitments currently outstanding for capital expenditures were $30.8 million. Federal coal reserve lease payments due over the next 12 months are $123.7 million.

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
Salt River Project Agricultural Improvement and Power District — Mine Closing and Retiree Health Care
     Salt River Project and the other owners of the Navajo Generating Station filed a lawsuit on September 27, 1996, in the Superior Court of Maricopa County in Arizona seeking a declaratory judgment that certain costs relating to final reclamation, environmental monitoring work and mine decommissioning and costs primarily relating to retiree health care benefits are not recoverable by the Company’s subsidiary, Peabody Western, under the terms of a coal supply agreement dated February 18, 1977. The contract expires in 2011. The trial court subsequently ruled that the mine decommissioning costs were subject to arbitration but that the retiree health care costs were not subject to arbitration. All of the parties have negotiated and signed a comprehensive settlement to fully resolve all of the underlying claims and demands and to dismiss the associated litigation with prejudice, which became final and binding upon all of the parties on June 30, 2008. As a result of the retiree heath care cost settlement, the Company recorded pre-tax earnings of approximately $54 million during the nine months ended September 30, 2008. The Company has a receivable for mine decommissioning costs of $88.7 million as of September 30, 2008 and $87.7 million as of December 31, 2007, and a receivable for retiree health care costs of $67.2 million as of September 30, 2008 included in “Investments and other assets” in the condensed consolidated balance sheets.
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

Claims and Litigation Relating to Environmental Matters
     Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Superfund Amendments and Reauthorization Act of 1986. Claims were asserted at 12 additional sites, bringing the total to 17, which have since been reduced to 12 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $41.0 million as of September 30, 2008 and $43.5 million as of December 31, 2007, $4.7 million and $7.1 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In September 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRP’s mining operations caused the EPA to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historical mining sites. Gold Fields has participated in the settlement discussions. Gold Fields believes it has meritorious defenses to these claims. Gold Fields is involved in other litigation in the Picher area, and the Company indemnified TXU Group with respect to a defendant as is more fully discussed under the “Oklahoma Lead Litigation” caption above. Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than the liabilities recorded in the condensed consolidated balance sheets. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims and litigation are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
New York Office of the Attorney General Subpoena
     The New York Office of the Attorney General sent a letter to the Company dated September 14, 2007 that referred to the Company’s “plans to build new coal-fired electric generating units,” and said that the “increase in CO2 emissions from the operation of these units, in combination with Peabody Energy’s other coal-fired power plants, will subject Peabody Energy to increased financial, regulatory, and litigation risks.” The Company currently has no electricity generating capacity in place. The letter included a subpoena issued under New York state law, which seeks information and documents relating to the Company’s analysis of the risks associated with climate change and possible climate change legislation or regulations, and its disclosure of such risks to investors. The Company believes that it has made full and proper disclosure of these potential risks.
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

     The Company uses a combination of surety bonds, corporate guarantees (i.e. self bonding) and letters of credit to secure the Company’s financial obligations for reclamation, workers’ compensation, postretirement benefits, lease and other obligations. The total value of self bonding in place was $641.1 million as of September 30, 2008 and $640.6 million as of December 31, 2007. The total value of surety bonds in place was $823.3 million as of September 30, 2008 and $539.2 million as of December 31, 2007. The total amount of letters of credit was $333.1 million as of September 30, 2008 and $413.6 million as of December 31, 2007.
     The Company owns a 37.5% interest in a partnership that leases a coal export terminal from the Peninsula Ports Authority of Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of September 30, 2008, the Company’s maximum reimbursement obligation to the commercial bank was, in turn, supported by a letter of credit totaling $42.8 million.
     The Company is party to an agreement with the Pension Benefit Guaranty Corporation (PBGC) and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the United Kingdom (a process similar to bankruptcy proceedings in the United States) and continues under this process as of September 30, 2008. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
Other Guarantees
     As part of arrangements through which the Company obtains exclusive sales representation agreements with small coal mining companies (the Counterparties), the Company issued financial guarantees on behalf of the Counterparties. These guarantees facilitate the Counterparties’ efforts to obtain bonding or financing.
     In August 2007, the Company purchased approximately 427 million tons of coal reserves and surface lands in the Illinois Basin. In conjunction with this purchase, the Company agreed to provide up to $64.8 million of reclamation and bonding commitments to a third-party coal company. The Company has recognized $61.8 million of these commitments as a liability as of September 30, 2008.
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
     The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries, and substantially all of the Company’s subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments. For the descriptions of the Company’s (and its subsidiaries’) debt, see Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Supplemental guarantor/non-guarantor financial information is provided in Note 14 below.

     As part of the Patriot spin-off, the Company agreed to maintain in force several letters of credit that secured Patriot obligations for certain employee benefits and workers’ compensation obligations. These letters of credit are to be released upon Patriot satisfying the beneficiaries with alternate letters of credit or insurance, which is expected to occur in 2008. If Patriot is unable to satisfy the primary beneficiaries by June 30, 2011, Patriot is required to provide directly to the Company a letter of credit for the amount of the remaining obligation. The amount of letters of credit securing Patriot obligations was $7.0 million as of September 30, 2008 and $136.8 million as of December 31, 2007.
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
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$756.5	$1,223.0	$(73.8)	$1,905.7
Costs and expenses
Operating costs and expenses	(36.1)	863.0	499.9	(73.8)	1,253.0
Depreciation, depletion and amortization	—	71.5	32.3	—	103.8
Asset retirement obligation expense	—	14.8	1.0	—	15.8
Selling and administrative expenses	7.3	35.3	1.6	—	44.2
Other operating income:
Net gain on disposal or exchange of assets	—	(4.8)	—	—	(4.8)
(Income) loss from equity affiliates	(388.5)	2.1	1.4	388.5	3.5
Interest expense	51.6	20.4	8.7	(26.6)	54.1
Interest income	(3.8)	(18.6)	(7.7)	26.6	(3.5)

Income (loss) from continuing operations before income taxes and minority interests	369.5	(227.2)	685.8	(388.5)	439.6
Income tax provision (benefit)	(7.6)	30.0	37.8	—	60.2
Minority interests	—	—	2.3	—	2.3

Income (loss) from continuing operations	377.1	(257.2)	645.7	(388.5)	377.1
Loss from discontinued operations, net of tax	(7.5)	—	—	—	(7.5)

Net income (loss)	$369.6	$(257.2)	$645.7	$(388.5)	$369.6

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$872.7	$394.0	$(68.2)	$1,198.5
Costs and expenses
Operating costs and expenses	(8.3)	680.9	375.7	(68.2)	980.1
Depreciation, depletion and amortization	—	60.7	28.6	—	89.3
Asset retirement obligation expense	—	4.3	0.7	—	5.0
Selling and administrative expenses	8.5	23.9	0.8	—	33.2
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(21.9)	—	—	(21.9)
(Income) loss from equity affiliates	(94.2)	1.7	(4.6)	94.2	(2.9)
Interest expense	69.3	13.4	8.5	(32.5)	58.7
Interest income	(4.2)	(24.2)	(5.6)	32.5	(1.5)

Income (loss) from continuing operations before income taxes and minority interests	28.9	133.9	(10.1)	(94.2)	58.5
Income tax provision (benefit)	(26.1)	40.2	(7.4)	—	6.7
Minority interests	—	0.9	(4.1)	—	(3.2)

Income from continuing operations	55.0	92.8	1.4	(94.2)	55.0
Loss from discontinued operations, net of tax	(22.7)	—	—	—	(22.7)

Net income	$32.3	$92.8	$1.4	$(94.2)	$32.3

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,900.6	$1,961.6	$(149.6)	$4,712.6
Costs and expenses
Operating costs and expenses	(123.0)	2,314.9	1,272.9	(149.6)	3,315.2
Depreciation, depletion and amortization	—	194.5	96.9	—	291.4
Asset retirement obligation expense	—	29.0	2.8	—	31.8
Selling and administrative expenses	16.6	116.4	5.2	—	138.2
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(67.7)	(0.1)	—	(67.8)
(Income) loss from equity affiliates	(720.0)	4.3	(7.2)	720.0	(2.9)
Interest expense	168.6	63.1	35.2	(95.9)	171.0
Interest income	(11.2)	(70.2)	(21.6)	95.9	(7.1)

Income from continuing operations before income taxes and minority interests	669.0	316.3	577.5	(720.0)	842.8
Income tax provision (benefit)	(20.2)	84.2	83.9	—	147.9
Minority interests	—	—	5.7	—	5.7

Income from continuing operations	689.2	232.1	487.9	(720.0)	689.2
Loss from discontinued operations, net of tax	(29.0)	—	—	—	(29.0)

Net income	$660.2	$232.1	$487.9	$(720.0)	$660.2

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Nine Months Ended September 30, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,470.4	$1,036.1	$(129.4)	$3,377.1
Costs and expenses
Operating costs and expenses	(7.0)	1,905.1	881.2	(129.4)	2,649.9
Depreciation, depletion and amortization	—	180.9	78.8	—	259.7
Asset retirement obligation expense	—	12.1	2.4	—	14.5
Selling and administrative expenses	23.1	70.7	3.2	—	97.0
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(76.4)	0.1	—	(76.3)
(Income) loss from equity affiliates	(363.4)	4.8	(14.2)	363.4	(9.4)
Interest expense	208.4	40.1	20.4	(94.1)	174.8
Interest income	(13.1)	(66.6)	(20.2)	94.1	(5.8)

Income from continuing operations before income taxes and minority interests	152.0	399.7	84.4	(363.4)	272.7
Income tax provision (benefit)	(84.6)	107.9	11.5	—	34.8
Minority interests	—	0.9	0.4	—	1.3

Income from continuing operations	236.6	290.9	72.5	(363.4)	236.6
Loss from discontinued operations, net of tax	(8.1)	—	—	—	(8.1)

Net income	$228.5	$290.9	$72.5	$(363.4)	$228.5

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets

	September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$8.8	$4.3	$90.9	$—	$104.0
Accounts receivable, net	2.1	(58.3)	469.1	—	412.9
Inventories	—	181.4	93.7	—	275.1
Assets from coal trading activities, net	—	439.6	271.1	—	710.7
Deferred income taxes	—	105.8	—	—	105.8
Other current assets	46.3	99.7	64.1	—	210.1

Total current assets	57.2	772.5	988.9	—	1,818.6
Property, plant, equipment and mine development
Land and coal interests	—	4,726.4	2,638.8	—	7,365.2
Buildings and improvements	—	596.0	111.5	—	707.5
Machinery and equipment	—	1,145.4	244.4	—	1,389.8
Less accumulated depreciation, depletion and amortization	—	(1,760.4)	(314.7)	—	(2,075.1)

Property, plant, equipment and mine development, net	—	4,707.4	2,680.0	—	7,387.4
Investments and other assets	8,231.9	(103.4)	9.8	(7,741.0)	397.3

Total assets	$8,289.1	$5,376.5	$3,678.7	$(7,741.0)	$9,603.3

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$24.1	$—	$20.1	$—	$44.2
Payables and notes payable to affiliates, net	2,048.3	(2,113.1)	64.8	—	—
Liabilities from coal trading activities, net	—	322.2	226.9	—	549.1
Accounts payable and accrued expenses	182.6	729.0	428.7	—	1,340.3

Total current liabilities	2,255.0	(1,061.9)	740.5	—	1,933.6
Long-term debt, less current maturities	2,969.4	0.2	138.0	—	3,107.6
Deferred income taxes	(48.8)	(70.3)	219.6	—	100.5
Other noncurrent liabilities	179.4	1,282.5	64.3	—	1,526.2

Total liabilities	5,355.0	150.5	1,162.4	—	6,667.9
Minority interests	—	—	1.3	—	1.3
Stockholders’ equity	2,934.1	5,226.0	2,515.0	(7,741.0)	2,934.1

Total liabilities and stockholders’ equity	$8,289.1	$5,376.5	$3,678.7	$(7,741.0)	$9,603.3

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets

	December 31, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$6.9	$4.0	$34.4	$—	$45.3
Accounts receivable, net	9.2	7.1	240.6	—	256.9
Inventories	—	138.3	126.4	—	264.7
Assets from coal trading activities, net	—	222.1	127.7	—	349.8
Deferred income taxes	—	98.6	—	—	98.6
Other current assets	182.0	64.9	48.3	—	295.2

Total current assets	198.1	535.0	577.4	—	1,310.5
Property, plant, equipment and mine development
Land and coal interests	—	4,563.0	2,634.1	—	7,197.1
Buildings and improvements	—	577.0	108.8	—	685.8
Machinery and equipment	—	1,065.0	193.9	—	1,258.9
Less accumulated depreciation, depletion and amortization	—	(1,582.9)	(235.0)	—	(1,817.9)

Property, plant, equipment and mine development, net	—	4,622.1	2,701.8	—	7,323.9
Investments and other assets	7,735.4	(320.6)	4.1	(7,001.8)	417.1

Total assets	$7,933.5	$4,836.5	$3,283.3	$(7,001.8)	$9,051.5

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$122.7	$—	$11.7	$—	$134.4
Payables and notes payable to affiliates, net	1,903.0	(2,074.7)	171.7	—	—
Liabilities from coal trading activities, net	—	165.9	135.9	—	301.8
Accounts payable and accrued expenses	209.1	655.7	269.2	—	1,134.0

Total current liabilities	2,234.8	(1,253.1)	588.5	—	1,570.2
Long-term debt, less current maturities	2,983.3	0.2	155.2	—	3,138.7
Deferred income taxes	65.7	(95.2)	345.1	—	315.6
Other noncurrent liabilities	130.0	1,278.2	98.4	—	1,506.6

Total liabilities	5,413.8	(69.9)	1,187.2	—	6,531.1
Minority interests	—	(4.1)	4.8	—	0.7
Stockholders’ equity	2,519.7	4,910.5	2,091.3	(7,001.8)	2,519.7

Total liabilities and stockholders’ equity	$7,933.5	$4,836.5	$3,283.3	$(7,001.8)	$9,051.5

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by continuing operations	$124.4	$263.7	$394.9	$783.0
Net cash used in discontinued operations	(90.5)	—	—	(90.5)

Net cash provided by operating activities	33.9	263.7	394.9	692.5

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(124.7)	(49.4)	(174.1)
Acquisition of minority interests	—	—	(106.9)	(106.9)
Investment in Prairie State	—	(28.5)	—	(28.5)
Federal coal lease expenditures	—	(178.5)	—	(178.5)
Proceeds from disposal of assets, net of notes receivable	—	35.9	0.4	36.3
Additions to advance mining royalties	—	(3.8)	(0.3)	(4.1)
Investments in equity affiliates and joint ventures	—	(2.7)	—	(2.7)

Net cash used in investing activities	—	(302.3)	(156.2)	(458.5)

Cash Flows From Financing Activities
Change in revolving line of credit	(97.7)	—	—	(97.7)
Payments of long-term debt	(18.8)	—	(8.8)	(27.6)
Common stock repurchase	(58.3)	—	—	(58.3)
Dividends paid	(48.9)	—	—	(48.9)
Excess tax benefit related to stock options exercised	27.5	—	—	27.5
Proceeds from stock options exercised	13.7	—	—	13.7
Change in bank overdraft facility	—	—	10.8	10.8
Proceeds from employee stock purchases	5.2	—	—	5.2
Transactions with affiliates, net	145.3	38.9	(184.2)	—

Net cash provided by (used in) financing activities	(32.0)	38.9	(182.2)	(175.3)

Net increase in cash and cash equivalents	1.9	0.3	56.5	58.7
Cash and cash equivalents at beginning of period	6.9	4.0	34.4	45.3

Cash and cash equivalents at end of period	$8.8	$4.3	$90.9	$104.0

Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(226.2)	$871.3	$(114.8)	$530.3
Net cash used in discontinued operations	(40.5)	—	—	(40.5)

Net cash provided by (used in) operating activities	(266.7)	871.3	(114.8)	489.8

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(251.0)	(136.1)	(387.1)
Federal coal lease expenditures	—	(178.2)	—	(178.2)
Proceeds from disposal of assets, net of notes receivable	—	105.8	1.3	107.1
Additions to advance mining royalties	—	(3.3)	—	(3.3)
Investments in equity affiliates and joint ventures	—	(0.2)	—	(0.2)

Net cash used in continuing operations	—	(326.9)	(134.8)	(461.7)
Net cash used in discontinued operations	(28.0)	—	—	(28.0)

Net cash used in investing activities	(28.0)	(326.9)	(134.8)	(489.7)

Cash Flows From Financing Activities
Change in revolving line of credit	25.0	—	—	25.0
Payments of long-term debt	(44.6)	(60.8)	(7.8)	(113.2)
Dividends paid	(47.7)	—	—	(47.7)
Payment of debt issuance costs	—	(0.8)	—	(0.8)
Excess tax benefit related to stock options exercised	13.0	—	—	13.0
Proceeds from stock options exercised	8.5	—	—	8.5
Proceeds from employee stock purchases	6.4	—	—	6.4
Transactions with affiliates, net	129.8	(403.3)	273.5	—

Net cash provided by (used in) continuing operations	90.4	(464.9)	265.7	(108.8)
Net cash used in discontinued operations	(1.5)	—	—	(1.5)

Net cash provided by (used in) financing activities	88.9	(464.9)	265.7	(110.3)

Net increase (decrease) in cash and cash equivalents	(205.8)	79.5	16.1	(110.2)
Cash and cash equivalents at beginning of period	272.2	3.7	50.6	326.5

Cash and cash equivalents at end of period	$66.4	$83.2	$66.7	$216.3

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
     Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:
•	ability to renew sales contracts;

•	reductions of purchases by major customers;

•	credit and performance risks associated with customers, suppliers, trading and financial counterparties;

•	transportation availability, performance and costs, including demurrage;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	geologic, equipment and operational risks inherent to mining;

•	impact of weather on demand, production and transportation;

•	legislation, regulations and court decisions or other government actions;

•	new environmental requirements affecting the use of coal, including mercury and carbon dioxide related limitations;

•	replacement of coal reserves;

•	price volatility and demand, particularly in higher-margin products and in our trading and brokerage businesses;

•	performance of contractors, third-party coal suppliers or major suppliers of mining equipment or supplies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	availability and costs of credit, surety bonds, letters of credit, and insurance;

•	availability and access to capital markets on reasonable terms to fund growth and acquisitions;

•	the effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	risks associated with our Btu conversion or generation development initiatives;

•	risks associated with our information systems;

•	growth of U.S. and international coal and power markets;

•	coal’s market share of electricity generation;

•	the availability and cost of competing energy resources;

•	future worldwide economic conditions;

•	changes in postretirement benefit and pension obligations;

•	successful implementation of business strategies;

•	the effects of changes in currency exchange rates, primarily the Australian dollar;

•	inflationary trends, including those impacting materials used in our business;

•	interest rate changes;

•	litigation, including claims not yet asserted;

•	terrorist attacks or threats;

•	impacts of pandemic illnesses; and

•	other factors, including those discussed in Note 12 to our unaudited condensed consolidated financial statements.
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
Overview
     We are the largest private sector coal company in the world, with majority interests in 31 coal operations located throughout most major U.S. and Australian coal producing regions. In the first nine months of 2008, we sold 187.0 million tons of coal. In 2007, we sold 237.4 million tons of coal. Revenues totaled $4.7 billion for the nine months ended September 30, 2008 and $4.6 billion for the year ended December 31, 2007. Production totaled 165.1 million tons for the nine months ended September 30, 2008 and 213.7 million tons for the year ended December 31, 2007. Our 2007 U.S. sales represented 19% of all U.S. coal sales (by volume) and were approximately 80% greater than the sales of our closest U.S. competitor.
     Our customers are utilities, steel producers and industrial companies. Utilities accounted for 85% of our U.S. sales in 2007. Our international production is sold primarily into export metallurgical and thermal markets. Our international activities accounted for 13% of our sales by volume in 2007. We typically sell coal to utility customers under long-term contracts (those with terms longer than one year). During 2007, approximately 87% of our total sales were under long-term contracts.
     In the second quarter of 2008, our new El Segundo mine in New Mexico began shipping coal and is expected to produce 6 million tons of coal annually by 2009, and has produced 2.0 million tons of coal through September 30, 2008. We also increased our interest in Dominion Terminal Associates, a coal transloading facility in Newport News, Virginia, to 37.5%. This facility has a rated throughput capacity of approximately 20 million tons of coal per year and ground storage capacity of approximately 1.7 million tons.
     In the third quarter of 2008, we expanded our Australia coal presence by purchasing the remaining 15.4% share of the Millennium mine in Queensland, Australia from the former minority shareholders for $106.9 million. The purchase price in excess of the minority interest book value was preliminarily allocated to land and coal interests in the amount of $55.1 million and deferred taxes in the amount of $47.4 million. The Millennium mine was completed in 2007 as part of our expansion to serve growing seaborne markets. The Millennium mine produced 1.0 million tons of metallurgical coal in the first nine months of 2008 and is expected to increase production to 3.0 million tons per year by 2011.
     We own 5.06% of the 1,600-megawatt Prairie State Energy Campus (Prairie State) that is under construction in Washington County, Illinois. In light of permitting delays, we are evaluating various development options related to the Thoroughbred Energy Campus site in Muhlenberg County, Kentucky.
Results of Operations
     We have classified as discontinued operations and are excluding from the operating results for all periods presented portions of the Eastern U.S. Mining operations business segment that were included in the spin-off of Patriot and certain non-strategic assets that are classified as held for sale. See note 4 to the unaudited condensed consolidated financial statements for additional information.
  Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as income from continuing operations before deducting early debt extinguishment costs, net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management to measure our segments’ operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles (GAAP), in Note 10 to our unaudited condensed consolidated financial statements.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007
   Summary
     Strong global coal demand has outpaced supply and resulted in significant increases in reference coal price indices in the first nine months of 2008, which allowed us to realize price increases in each of our operating regions. In the second quarter, we obtained contractual commitments that continue through the first quarter of 2009 in Australia for export thermal coal at prices that were more than double last year and for export metallurgical coal at prices that were triple last year’s levels, increasing the third quarter average sales price. In the U.S., the price increases reflect the benefit of coal supply agreements signed in recent years. Supplementing the price increases were additional volumes from the newly completed mines in Australia and higher Trading and Brokerage revenues. In total, revenue increased $707.2 million, or 59.0%, for the three months ended September 30, 2008 and $1.3 billion, or 39.5%, for the nine months ended September 30, 2008 compared to the prior year.
     Segment Adjusted EBITDA increased $441.5 million, or 189.6%, for the three months ended September 30, 2008 and $682.7 million, or 87.7%, for the nine months ended September 30, 2008 compared to the prior year primarily due to the price increases noted above. Partially offsetting the increases were the following:
•	Increased commodity and material and supply costs driven by higher energy costs, in addition to higher maintenance costs;

•	Increased sales-related costs due to higher coal pricing;

•	Flooding during the second quarter in the Midwestern U.S., which negatively impacted sales volume at our Eastern U.S. mines and railroad performance in the Powder River Basin.
     Income from continuing operations increased by $322.1 million, or 585.6%, for the three months ended September 30, 2008 and $452.6 million, or 191.3%, for the nine months ended September 30, 2008 compared to the prior year due to the Segment Adjusted EBITDA items noted previously, partially offset by the following:
•	Higher income tax expense associated with higher pre-tax income, partially offset by the favorable effect of a non-cash tax benefit from the remeasurement of Australian dollar income tax accounts into U.S. dollars as well as the second quarter release of the valuation allowance against a portion of our Australia net operating loss carryforwards due to an improved earnings outlook;

•	Higher depreciation, depletion and amortization primarily from additional volume and asset depreciation at our newly completed mines in Australia, and increased volume in the Powder River Basin; and

•	Lower gains on the sale or exchange of coal reserves and surface lands.
   Tons Sold
     The following table presents tons sold by operating segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2008	2007	Tons	%	2008	2007	Tons	%
	(Tons in millions)				(Tons in millions)
Western U.S. Mining	42.8	42.7	0.1	0.2%	124.3	118.9	5.4	4.5%
Eastern U.S. Mining	8.1	7.9	0.2	2.5%	23.7	23.4	0.3	1.3%
Australian Mining	7.0	5.8	1.2	20.7%	18.0	15.6	2.4	15.4%
Trading and Brokerage	8.1	5.7	2.4	42.1%	21.0	16.3	4.7	28.8%

Total tons sold	66.0	62.1	3.9	6.3%	187.0	174.2	12.8	7.3%

     Revenues
     The following table presents revenues for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Revenues		September 30,		to Revenues
	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Western U.S. Mining	$624.9	$547.1	$77.8	14.2%	$1,860.8	$1,526.7	$334.1	21.9%
Eastern U.S. Mining	305.8	258.4	47.4	18.3%	867.3	772.0	95.3	12.3%
Australian Mining	789.0	307.6	481.4	156.5%	1,612.7	844.0	768.7	91.1%
Trading and Brokerage	181.5	76.0	105.5	138.8%	352.9	211.7	141.2	66.7%
Corporate and Other	4.5	9.4	(4.9)	(52.1)%	18.9	22.7	(3.8)	(16.7)%

Total revenues	$1,905.7	$1,198.5	$707.2	59.0%	$4,712.6	$3,377.1	$1,335.5	39.5%

     Total revenues increased for the three and nine months ended September 30, 2008 compared to the prior year across all operating segments. The primary drivers of the increases included the following:
•	An increase in average sales price at our Australian Mining operations (three months, 113.7%; nine months, 65.6%) reflecting higher contract pricing that began in the second quarter. U.S. Mining operations’ average sales price increased over the prior year (three months, 14.8%; nine months, 14.1%) driven by the benefit of coal supply agreements signed in recent years.

•	Australia’s volumes increased over the prior year (three months, 20.7%; nine months, 15.4%) from strong demand and additional production from recently completed mines. Year-over-year increases were partially limited by lower volumes from our existing Australian mines due to heavy rainfall and flooding in Queensland during the first quarter of 2008.

•	Increased demand also led to higher volumes across our U.S. operating segments, which overcame slightly lower volumes at some of our Eastern U.S. surface operations due to poor weather in the Midwestern U.S. in the first and second quarters. The year-over-year increase of 4.5% at our Western U.S. operations resulted from greater throughput from capital improvements and contributions from our El Segundo mine, partially offset by the flooding in the Midwestern U.S. that impacted railroad performance during the second quarter of 2008.

•	Trading and Brokerage operations’ revenues increased for the three and nine months compared to the prior year due to an increase of trading positions allowing us to capture market movements derived from the volatility of both domestic and international coal markets.

•	Also impacting year-over-year revenues was an agreement to recover previously recognized postretirement healthcare and reclamation costs of approximately $54 million, net of current year activity, in the second quarter of 2008. The agreement is discussed in detail in Note 12 to the unaudited condensed consolidated financial statements.

  Segment Adjusted EBITDA
     The following table presents segment Adjusted EBITDA for the three and nine months ended September 30, 2008 and 2007:

			Increase (Decrease)				Increase (Decrease)
	Three Months Ended		to Segment		Nine Months Ended		to Segment
	September 30,		Adjusted EBITDA		September 30,		Adjusted EBITDA
	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Western U.S. Mining	$155.7	$148.4	$7.3	4.9%	$497.4	$425.0	$72.4	17.0%
Eastern U.S. Mining	42.9	51.8	(8.9)	(17.2)%	113.6	151.1	(37.5)	(24.8)%
Australian Mining	423.1	13.0	410.1	3154.6%	667.7	119.7	548.0	457.8%
Trading and Brokerage	52.7	19.7	33.0	167.5%	182.5	82.7	99.8	120.7%

Total Segment Adjusted EBITDA	$674.4	$232.9	$441.5	189.6%	$1,461.2	$778.5	$682.7	87.7%

     Adjusted EBITDA from our Western U.S. Mining operations increased during the three and nine months ended September 30, 2008 primarily driven by an overall increase in average sales prices per ton across the region (three months, $1.78; nine months, $2.12) and higher volumes in the region due to increased demand and greater throughput as a result of capital improvements. Also contributing to the year-to-date increase was the recovery of postretirement healthcare and reclamation costs discussed above. Partially offsetting the pricing and volume contributions were higher per ton costs experienced by our Western U.S. Mining operations (three months, $1.63; nine months, $1.69). The cost increases were primarily due to higher sales related costs, higher material, supply and labor costs, higher repair and maintenance costs in the Powder River Basin and increased commodity costs, net of hedging activities, driven by higher fuel and explosives pricing.
     Eastern U.S. Mining operations’ Adjusted EBITDA decreased during the three and nine months ended September 30, 2008. Increases in average sales price per ton (three months, $4.96; nine months, $3.64) were offset by cost increases resulting from higher costs for commodities, net of hedging activities, driven by higher fuel and explosives prices, as well as higher materials, supplies and labor costs. Heavy rains and flooding in the Midwest affected sales volume at some of our mines, particularly in the first half of the year. Also affecting the Eastern U.S. Mining segment was the decrease in revenues from coal sold to synthetic fuel plants in the prior year (three months, $8.2 million; nine months, $24.3 million) due to the producers exiting the synthetic fuel market after expiration of federal tax credits at the end of 2007.
     Our Australian Mining operations’ Adjusted EBITDA increased during the three and nine months ended September 30, 2008 compared to the prior year primarily due to new contract pricing (three months, $60.36 per ton; nine months, $35.50 per ton), higher overall volumes as a result of strong export demand and contributions from our recently completed mines, and lower demurrage costs. These favorable impacts were partially offset by higher fuel costs, an increase in overburden removal expenses, and higher contractor costs. Further decreasing Australian results was the impact of higher average Australian dollar/U.S. dollar exchange rates, net of hedging activities.
     Trading and Brokerage operations’ Adjusted EBITDA increased during the three and nine months due to an increase in trading activity and high coal price volatility.

     Income From Continuing Operations Before Income Taxes and Minority Interests
     The following table presents income from continuing operations before income taxes and minority interests for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Total Segment Adjusted EBITDA	$674.4	$232.9	$441.5	189.6%	$1,461.2	$778.5	$682.7	87.7%
Corporate and other adjusted EBITDA	(64.6)	(22.9)	(41.7)	(182.1)%	(131.3)	(62.6)	(68.7)	(109.7)%
Depreciation, depletion and amortization	(103.8)	(89.3)	(14.5)	(16.2)%	(291.4)	(259.7)	(31.7)	(12.2)%
Asset retirement obligation expense	(15.8)	(5.0)	(10.8)	(216.0)%	(31.8)	(14.5)	(17.3)	(119.3)%
Interest expense	(54.1)	(58.7)	4.6	7.8%	(171.0)	(174.8)	3.8	2.2%
Interest income	3.5	1.5	2.0	133.3%	7.1	5.8	1.3	22.4%

Income from continuing operations before income taxes and minority interests	$439.6	$58.5	$381.1	651.5%	$842.8	$272.7	$570.1	209.1%

     Income from continuing operations before income taxes and minority interests for the three and nine months ended September 30, 2008 was higher than the prior year primarily due to the higher Total Segment Adjusted EBITDA discussed above, partially offset by lower Corporate and other adjusted EBITDA, higher depreciation, depletion and amortization, and higher asset retirement obligation expense.
     Corporate and other adjusted EBITDA results include selling and administrative expenses, equity income from our joint ventures, net gains on asset disposals, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as coalbed methane, generation development and Btu conversion. The decrease in Corporate and other adjusted EBITDA during the three and nine months ended September 30, 2008 compared to 2007 was due to the following:
•	Higher selling and administrative expenses (three months, $11.0 million; nine months, $41.2 million) primarily driven by an increase in performance-based incentive costs and costs associated with the transition to a new enterprise resource planning system.

•	Cost reimbursement and partner fees received in the prior year for the Prairie State Energy Campus project, including retroactive reimbursement, primarily related to the entrance of new project partners (three months, $9.0 million; nine months, $22.1 million).

•	Lower net gains on disposals or exchanges of assets (three months, $17.1 million; nine months, $8.5 million). Activity for the nine months includes a gain of $54.0 million on the sale of approximately 58 million tons of non-strategic coal reserves and surface lands located in Kentucky. Net gains on disposals or exchanges in the prior year included a gain of $50.5 million on the exchange of oil and gas rights and assets in more than 860,000 acres in the Illinois Basin, West Virginia, New Mexico, and the Powder River Basin for coal reserves in West Virginia and Kentucky and cash proceeds. Prior year also included a gain of $17.8 million on the sale of approximately 122 million tons of coal reserves and surface lands to the Prairie State equity partners.

•	Lower equity income (three months, $6.0 million; nine months, $7.0 million) from our 25.5% interest in Carbones del Guasare (owner and operator of the Paso Diablo Mine in Venezuela), which resulted primarily from labor and transportation issues.
     Depreciation, depletion and amortization was higher for the three and nine months ended September 30, 2008 compared to the prior year because of asset depreciation at our recently completed Australian mines and increased depletion in the Powder River Basin due to volume increases and the impact of mining higher value coal reserves.
     Asset retirement obligation expense increased for the three and nine months ended September 30, 2008 as compared to the prior year due to an increase in the ongoing and closed mine reclamation costs that reflect higher fuel and re-vegetation costs. The addition of the El Segundo mine, which was completed in June 2008, also contributed to higher asset retirement obligation expense.

     Net Income
          The following table presents net income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Net Income		September 30,		to Net Income
	2008	2007	$	%	2008	2007	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations before income taxes and minority interests	$439.6	$58.5	$381.1	651.5%	$842.8	$272.7	$570.1	209.1%
Income tax provision	(60.2)	(6.7)	(53.5)	(798.5)%	(147.9)	(34.8)	(113.1)	(325.0)%
Minority interests	(2.3)	3.2	(5.5)	(171.9)%	(5.7)	(1.3)	(4.4)	(338.5)%

Income from continuing operations	377.1	55.0	322.1	585.6%	689.2	236.6	452.6	191.3%
Loss from discontinued operations, net of tax	(7.5)	(22.7)	15.2	67.0%	(29.0)	(8.1)	(20.9)	(258.0)%

Net income	$369.6	$32.3	$337.3	1044.3%	$660.2	$228.5	$431.7	188.9%

     Net income increased during the three and nine months ended September 30, 2008 compared to the prior year due to the increase in income from continuing operations before incomes taxes and minority interests discussed above. The higher pre-tax earnings drove an increase in the income tax provision (three months, $133.4 million; nine months, $199.5 million), which was partially offset by the non-cash tax benefit from the remeasurement of non-U.S. income tax accounts as a result of the weakening of the Australian dollar (three months, $62.7 million; nine months, $29.3 million) and the favorable rate difference resulting from higher foreign generated income (three months, $21.7 million; nine months, $37.3 million). The income tax provision for the nine months ended is also partially offset by the release of a valuation allowance against a portion of our Australia net operating loss carryforwards in the second quarter ($45.3 million) as a result of significantly higher earnings resulting from the higher contract pricing that was secured during the second quarter. Net income for the three months ended September 30, 2008 was also impacted by a lower loss from discontinued operations as compared to the prior year due primarily to losses incurred by Patriot operations in the prior year. The loss from discontinued operations for the nine months ended September 30, 2008 includes a $19.4 million write-off of an excise tax refund receivable as a result of an April 2008 Supreme Court ruling (see Note 4 to the unaudited condensed consolidated financial statements).
Outlook
     Near-Term Outlook
     The current global financial slowdown and recent mild weather across the northern hemisphere, reflected in reduced gross domestic product expectations for China and other major world economies, is expected to temper the growth rate of global coal demand in the near term. Steel production is expected to decline during the fourth quarter of 2008 in-line with the softening worldwide economies. Published thermal coal prices remain above year-ago levels in most major markets, but have declined from second quarter levels. The recent decline is attributed, in part, to the accelerated liquidation of positions by financial counterparties. Global thermal coal demand is expected to remain stable. Internationally, coal stockpiles are below target levels in select coal use markets such as South Africa and India. Stockpiles in the U.S. are slightly lower than last year, with Eastern U.S. below target levels and Western U.S. above target levels.
     Australia’s industry-wide exports have grown just 3% in 2008 as coal chain logistics issues persist. While our two primary shipping points, Dalrymple Bay Coal Terminal and Port of Newcastle, have experienced a decrease in vessel queues, demand is likely to continue to outpace coal chain capacity for the foreseeable future despite planned expansion, which could result in delayed shipments and demurrage charges.
     As of October 16, 2008, we have 6 to 7 million tons of Australian-based metallurgical coal available to be priced for the last three quarters of 2009 and 10 to 11 million tons unpriced for 2010. Unpriced Australian thermal coal volumes include 6 to 7 million tons for the last three quarters of 2009 and 12 to 13 million tons for 2010.

     International demand for U.S. coal continues to rise. U.S. industry-wide exports are 44% ahead of 2007 and are estimated to reach 85 million tons by year end with continued increases expected in 2009. Strong exports have led to demand for U.S. coal that exceeds supply, even with mild late-summer weather that suppressed generation. We have now entered into 7 million tons of coal export transactions in 2008.
     As of October 16, 2008, we have approximately 10 to 20 million tons of U.S. coal unpriced for 2009, and 75 to 85 million tons unpriced for 2010. More than 90% of our unpriced U.S. volumes are in the Powder River Basin and Illinois Basin. During the third quarter, we priced premium Powder River Basin products at levels 49% above realized 2007 pricing. Pricing for Illinois Basin coal has doubled since the start of the year, due to its proximity to Eastern U.S. and export markets.
     We are targeting 2008 production of 220 to 240 million tons and total sales volume of 240 to 260 million tons, both of which include 22 to 24 million tons in Australia. We expect improvements in 2008 U.S. and Australia operating results due to the higher prices discussed above, partially offset by ongoing commodity cost pressures and challenges to coal chain logistics.
     We rely on ongoing access to the worldwide financial markets for capital, insurance, hedging, and investments through a wide variety of financial instruments and contracts. To the extent these markets are not available or increase significantly in cost, this could have a negative impact on our ability to meet our business goals. Similarly many of our customers and suppliers rely on the availability of the financial markets to secure the necessary financing and financial surety (letters of credit, performance bonds, etc.) to complete transactions with us. To the extent customers and suppliers are not able to secure this financial support, it could have a negative impact on our results of operations and/or counterparty credit exposure.
     Long-term Outlook
     Our long-term outlook for the coal markets remains positive and coal demand growth and tight global supplies are expected to continue. Despite the economic slowdown, supply challenges around the world and lack of capital to respond to market shortages may offset any easing of demand growth.
     On a global basis, new coal-fueled generation is in development and under construction, particularly in developing nations, which when complete would expand annual coal consumption. Longer term U.S. growth will be driven by increasing exports, greater use by existing coal plants and the continued build-out of new coal-fueled plants. New coal-fueled generation totaling approximately 15 gigawatts is under construction, with another 5 to 10 gigawatts in late-stage permitting and planning. We estimate the current and new U.S. coal-fueled plants represent approximately 200 million tons of additional annual coal demand.
     We believe that coal-to-gas (CTG) and coal-to-liquids (CTL) plants represent a significant avenue for potential long-term industry growth. The Energy Information Administration continues to project an increase in demand for unconventional sources of transportation fuel, including CTL. In addition, China and India are developing CTG and CTL facilities.
     We continue to manage costs and operating performance to mitigate external cost pressures, geologic conditions and potentially adverse port and rail performance. We have experienced increases in operating costs related to fuel, explosives, steel, tires, contract mining and healthcare, and have taken measures to mitigate the increases in these costs, including a company-wide initiative to instill best practices at all operations. We may also encounter poor geologic conditions, lower third-party contract miner or brokerage source performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See “Cautionary Notice Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A. “Risk Factors” of this report for additional considerations regarding our outlook.

     Global climate change continues to attract considerable public and scientific attention. Enactment of laws and passage of regulations regarding greenhouse gas emissions by the United States or some of its states or by other countries, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources. We continue to support clean coal technology development and voluntary initiatives addressing global climate change through our participation as a founding member of the FutureGen Alliance, through our commitment to the Australian COAL21 Fund, and through our participation in the Power Systems Development Facility, the PowerTree Carbon Company LLC, and the Asia-Pacific Partnership for Clean Development and Climate. In addition, we are the only non-Chinese equity partner in GreenGen, a planned near-zero emissions coal-fueled power plant with carbon capture and storage which is under development in China.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K describes the critical accounting policies and estimates used in the preparation of our financial statements. As discussed in Note 2 and Note 11, we adopted Statement of Financial Accounting Standard (SFAS) No. 157 (SFAS No. 157) effective January 1, 2008 for financial assets and liabilities for which fair value is measured and reported on a recurring basis. Other than this change, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2008.
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
     We consider credit and nonperformance risk in the fair value measurement by analyzing the counterparty’s exposure balance, credit rating and average default rate, net of any counterparty credit enhancements (e.g., collateral), as well as our own credit rating for financial derivative liabilities. We have not had any material counterparty defaults in the nine months ended September 30, 2008.
     We evaluate the quality and reliability of the assumptions and data used to measure fair value in the three hierarchy levels, Level 1, 2 and 3, as prescribed by SFAS No. 157 (see Note 11 for additional information). Commodity swaps and options and physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements, with limited price availability were classified in Level 3. Indicators of less liquid markets are those which our positions extend out to periods where there is low trade activity or where broker quotes reflect wide pricing spreads. Generally, these instruments or contracts are valued using internally generated models that include quotes from three reputable brokers where forward pricing curves are projected. Our valuation techniques also include basis adjustments for heat rate, sulfur and ash content, port and freight costs, and credit and nonperformance risk. We validate our valuation inputs with third-party information and settlement prices from other sources where available.

     We have consistently applied these valuation techniques in all periods presented, and believe we have obtained the most accurate information available for the types of derivative contracts held. The Level 3 net financial assets as of September 30, 2008 are as follows:

Net financial
assets
(Dollars in millions)
Physical commodity purchase/sale contracts — coal trading activities	$138.1
Commodity swaps and options — coal trading activities	(1.1)

Total net financial assets	$137.0

Total net financial assets measured at fair value	$47.2

Percent of Level 3 net financial assets to total net financial assets measured at fair value	290%

     The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(Dollars in millions)
Beginning of period	$378.7	$128.7
Total gains or losses (realized/unrealized):
Included in earnings	(377.3)	(40.8)
Included in other comprehensive income	41.9	(11.9)
Purchases, issuances and settlements	42.2	41.7
Transfers in and/or out	51.5	19.3

September 30, 2008	$137.0	$137.0

     The following table summarizes the changes in unrealized gains (losses) relating to Level 3 net financial assets still held as of July 1 and September 30, 2008 (three month period) and January 1 and September 30, 2008 (nine month period):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$(175.2)	$50.8

(1)	For the periods presented, unrealized gains and losses from Level 3 items are offset by unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

     The following table summarizes the income statement classification for the Company’s financial instruments for which fair value is measured on a recurring basis:

Income Statement Classification
Financial Instrument	Gains/Losses - Realized	Gains/Losses - Unrealized(1)
Commodity swaps and options — coal trading activities	Other revenues	Other revenues
Commodity swaps and options — other than coal	Operating costs and expenses	—
Physical commodity purchase/sale contracts — coal trading activities	Other revenues	Other revenues
Interest rate swaps	Interest expense	—
Foreign currency forwards and options	Operating costs and expenses	—

(1)	Gains and losses on derivative financial instruments designated as cash flow hedges are recorded as a separate component of stockholders’ equity until settlement (or until the hedge ineffectiveness is determined).
     A portion of our trading portfolio included derivative contracts for the purchase of domestic physical coal and financial swap contracts for the sale of that coal into European traded markets. These positions, in combination, were collectively designed as “economic hedges” to secure margin at maturity of the contracts. In accordance with SFAS No. 157, we had recorded cumulative net unrealized losses of $35.4 million in our Trading and Brokerage results related to these trades through September 30, 2008. As we deliver on those transactions and the economic margins are realized, these net unrealized losses are expected to reverse as follows:

Increase (Decrease)
Year	to Earnings
(Dollars in millions)
2008	$(6.0)
2009	14.6
2010	17.8
2011	9.0

$35.4

Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and financing transactions, including the sale of our accounts receivable (through our securitization program). Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations as well as acquisitions. Our ability to pay dividends, service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. Future dividends and share repurchases, among other things, are subject to limitations imposed by our Senior Notes and Debenture covenants. We generally fund all of our capital expenditure requirements with cash generated from operations.
     For many companies, recent volatility in the financial markets has resulted in an increasing cost of credit, significant liquidity constraints and concerns about counterparty financial viability. We continue to have full access to our Revolving Credit Facility under our Senior Unsecured Credit Facility, which as of September 30, 2008 had $1.5 billion of available borrowing capacity, net of outstanding letters of credit. The Senior Unsecured Credit Facility matures on September 15, 2011.
     Our two defined benefit pension plans, which have approximately 50% of their assets invested in equity securities, are likely to experience negative returns for 2008 due to recent equity market performance. This may result in increased required contributions to these plans by us in 2009.
     Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2008 increased $252.7 million compared to the prior year. The increase was primarily related to a current year increase in operating cash flows generated from our Australian mining operations and the timing of cash flows for working capital.

     Net cash used in investing activities from continuing operations decreased $3.2 million for the nine months ended September 30, 2008 compared to the prior year. The decrease primarily reflects lower capital spending of $184.5 million in 2008, mostly offset by the acquisition of minority interests of $106.9 million relating to Australia’s Millennium mine, and a decrease in cash proceeds of $70.8 million related to asset disposals, net of notes receivable.
     Net cash used in financing activities increased $66.5 million for the nine months ended September 30, 2008 compared to the prior year. The increase is primarily the result of utilization of cash from operations to repurchase $58.3 million of our outstanding common stock and $37.1 million of additional debt repayments as compared to 2007. During the first nine months of 2008, we paid $97.7 million to repay the borrowings on our Revolving Credit Facility and made scheduled debt repayments of $27.6 million, including payments of $18.8 million on our Term Loan under the Senior Unsecured Credit Facility. In the first nine months of 2007, we made debt repayments of $113.2 million that included a $60.0 million retirement of our 5.0% Subordinated Note; repayments of $31.5 million on our outstanding balance of the Term Loan under the Senior Unsecured Credit Facility; a $13.8 million open-market purchase of 5.875% Senior Notes; and capital lease payments of $7.0 million.
     Our total indebtedness as of September 30, 2008 and December 31, 2007, consisted of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in millions)
Term Loan under the Senior Unsecured Credit Facility	$490.3	$509.1
Revolving Credit Facility	—	97.7
Convertible Junior Subordinated Debentures due 2066	732.5	732.5
7.375% Senior Notes due 2016	650.0	650.0
6.875% Senior Notes due 2013	650.0	650.0
7.875% Senior Notes due 2026	247.0	247.0
5.875% Senior Notes due 2016	218.1	218.1
6.84% Series C Bonds due 2016	43.0	43.0
6.34% Series B Bonds due 2014	21.0	21.0
6.84% Series A Bonds due 2014	10.0	10.0
Capital lease obligations	84.0	92.2
Fair value hedge adjustment	5.5	1.6
Other	0.4	0.9

Total	$3,151.8	$3,273.1

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
     Included in the fair value hedge adjustment was $3.5 million related to the remaining portion of a $5.2 million payment received in conjunction with a previous interest rate swap termination in September of 2006. This payment is being amortized to interest expense through the maturity of the 6.875% Senior Notes.
     In addition, we have three additional swaps, with a combined notional amount of $200.0 million that were terminated during the first half of 2008. The combined settlement amount of $6.9 million was recorded as an adjustment to the fair value hedge adjustment and will be amortized to interest expense over the remaining maturity period of the 6.875% Senior Notes.

   Third-party Security Ratings
     The ratings for our Senior Unsecured Credit Facility and our Senior Unsecured Notes are as follows: Moody’s has issued a Ba1 rating, Standard & Poor’s a BB+ rating, upgraded from a BB rating during the third quarter, and Fitch has issued a BB+ rating. The ratings on our Convertible Junior Subordinated Debentures are as follows: Moody’s has issued a Ba3 rating, Standard & Poor’s a B+ rating, upgraded from a B rating during the third quarter, and Fitch has issued a BB- rating. These security ratings reflected the views of the rating agency only. An explanation of the significance of these ratings may be obtained from the rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.
   Capital Expenditures
     Total capital expenditures for 2008 are now expected to range from $300 million to $350 million, excluding federal coal reserve lease payments. Capital expenditures in 2008 include development at our El Segundo mine, which started producing subbituminious medium sulfur coal in the second quarter of 2008, a new blending and loading system at our North Antelope Rochelle Mine, an expansion project at one of our underground mines in the Midwestern U.S. expansion of a coal preparation facility at our Wambo mines, and spending on continuing development work for our interest in the Prairie State Generating Station.
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
     We use a combination of surety bonds, corporate guarantees (i.e. self bonds) and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement benefits, leases and other obligations. The total value of self bonding in place was $641.1 million as of September 30, 2008 and $640.6 million as of December 31, 2007. The total value of surety bonds in place was $823.3 million as of September 30, 2008 and $539.2 million as of December 31, 2007. The total amount of letters of credit was $333.1 million as of September 30, 2008 and $413.6 million as of December 31, 2007.
     Under our accounts receivable securitization program, undivided interests in a pool of eligible trade receivables contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit (Conduit). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We utilize proceeds from the sale of our accounts receivable as an alternative to other forms of debt, effectively reducing our overall borrowing costs. The securitization program is scheduled to expire in September 2009. The securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the condensed consolidated balance sheets. The amount of undivided interests in accounts receivable sold to the Conduit was $273.1 million as of September 30, 2008 and $275.0 million as of December 31, 2007. While the cost of commercial paper has risen during the current financial market volatility, the Conduit continues to have access to the commercial paper markets and has been able to refinance maturing commercial paper tranches.
     As part of the Patriot spin-off, we agreed to maintain in force several letters of credit that secured Patriot obligations for certain employee benefits and workers’ compensation obligations. These letters of credit are to be released upon Patriot satisfying the beneficiaries with alternate letters of credit or insurance, which is expected to occur in 2008. If Patriot is unable to satisfy the primary beneficiaries by June 30, 2011, they are then required to provide directly to us a letter of credit in the amount of the remaining obligation. The amount of letters of credit securing Patriot obligations was $7.0 million as of September 30, 2008 and $136.8 million as of December 31, 2007.

     There were no other material changes to our off-balance sheet arrangements during the nine months ended September 30, 2008. See Note 13 to our unaudited condensed consolidated financial statements for a discussion of our guarantees. Our off-balance sheet arrangements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Newly Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Implemented
     See Note 2 to the unaudited condensed consolidated financial statements for a discussion concerning newly adopted accounting pronouncements and accounting pronouncements not yet implemented.
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
     We account for coal trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, options and swaps, at market value in our condensed consolidated financial statements. Our trading portfolio included forwards and swaps as of September 30, 2008 and December 31, 2007.
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

     During the nine months ended September 30, 2008, the combined actual low, high and average values at risk for our coal trading portfolio were $8.5 million, $27.2 million and $20.0 million, respectively. Our value at risk increased over the prior year due to greater price volatility in the Eastern U.S. and international coal markets.
     As of September 30, 2008, the timing of the estimated future realization of the value of our trading portfolio was as follows:

Year of	Percentage
Expiration	of Portfolio
2008	16%
2009	60%
2010	11%
2011	12%
2012	1%

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
     We conduct our various hedging activities related to foreign currency, interest rate management, and fuel and explosives exposures with a variety of financial institutions (primarily highly rated commercial and investment banks). In light of the recent turmoil in the financial markets we continue to closely monitor counterparty creditworthiness. To date, the only counterparty default we have experienced is with a subsidiary of Lehman Brothers Holdings Inc., an investment bank that has filed a petition under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 2008, our exposure with this subsidiary related to an interest rate swap wherein the net termination of the swap would have resulted in money owed to them.

Foreign Currency Risk
     We utilize currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. Our currency hedging program for 2008 targets hedging approximately 80% of our anticipated Australian dollar-denominated operating expenditures. As of September 30, 2008, we had in place forward contracts and options designated as cash flow hedges with notional amounts outstanding totaling A$2.7 billion of which A$405.3 million, A$1.2 billion, A$751.3 million and A$340.0 million will expire in 2008, 2009, 2010 and 2011, respectively. Our expectation for Australian dollar-denominated operating cash expenditures over the next 12 months is approximately A$1.5 billion. Assuming we had no hedges in place, our exposure in “Operating costs and expenses” due to a $0.05 change in the Australian dollar/U.S. dollar exchange rate is approximately $73.6 million for the next 12 months. However, taking into consideration hedges currently in place, our net exposure to the same rate change is approximately $10.3 million for the next 12 months.
Interest Rate Risk
     Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we manage fixed-rate debt as a percent of net debt through the use of various hedging instruments. As of September 30, 2008, after taking into consideration the effects of interest rate swaps, we had $2.5 billion of fixed-rate borrowings and $690.4 million of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $6.9 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a $187.4 million decrease in the estimated fair value of these borrowings.
Other Non-trading Activities
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 87% of our sales volume under long-term coal supply agreements during 2007.
     Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. To manage this risk, we use a combination of forward contracts with our suppliers and financial derivative contracts, which are primarily swap contracts with financial institutions. As of September 30, 2008, we had derivative contracts outstanding that are designated as cash flow hedges of anticipated purchases of fuel and explosives.
     Notional amounts outstanding under fuel-related, derivative swap contracts were 170.9 million gallons of crude oil of which 21.2 million, 79.8 million, 49.4 million and 20.5 million will expire in 2008, 2009, 2010 and 2011, respectively. We expect to consume 130 to 140 million gallons of fuel per year. Through our crude oil hedge contracts, we have fixed prices for approximately 84% of our anticipated diesel fuel requirements over the next 12 months for U.S. mining operations. Based on our expected usage, a ten dollar per barrel change in the price of crude oil would increase or decrease our annual fuel costs (ignoring the effects of hedging) by approximately $32.4 million.
     Notional amounts outstanding under explosives-related swap contracts, scheduled to expire through 2010, were 7.1 million mmbtu of natural gas of which 0.8 million, 3.5 million and 2.8 million are set to expire in 2008, 2009 and 2010, respectively. In our Powder River Basin operations, we expect to consume 225,000 to 235,000 tons of explosives per year. Through our natural gas hedge contracts, we have fixed prices for approximately 90% of those anticipated explosives requirements over the next 12 months. Based on our expected usage, a change in natural gas prices of one dollar per mmbtu (ignoring the effects of hedging) would result in an increase or decrease in our operating costs of approximately $3.6 million per year.
     In our Eastern and Southwestern U.S. Mining operations, we expect to consume 180,000 to 190,000 tons of explosives per year. As of September 30, 2008, we did not have explosives-related swap contracts in our Eastern or Southwestern U.S. Mining operations.

Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008, and have concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
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
Item 1A. Risk Factors.
     There have been no material changes from our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
     The following risk factor, which was disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, replaced the first risk factor disclosed under Item 1A. “Risk Factors” in the Form 10-K.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In July 2005, our Board of Directors authorized a share repurchase program of up to 5% of the then outstanding shares of our common stock, approximately 13.1 million shares. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. In addition, our Board of Directors had previously authorized our Chairman and Chief Executive Officer to cause us to repurchase up to $100 million of our common stock outside the share repurchase program. The table below sets forth information for share repurchases made by the company during the quarter ended September 30, 2008.

			Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares that May
	Shares	Price per	Announced	Yet Be Purchased
Period	Purchased(1)	Share	Program	Under the Program
July 1 through July 31, 2008	1,254	$74.06	—	10,920,605
August 1 through August 31, 2008	—	—	—	10,920,605
September 1 through September 30, 2008	1,192,534	48.94	1,192,468	9,728,137

Total	1,193,788	$48.96	1,192,468

(1)	Includes 1,320 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
     In October 2008, our Board of Directors amended the share repurchase program to increase the total authorized amount to $1 billion. The amended repurchase program does not have an expiration date and may be discontinued at any time.
Item 6. Exhibits.
     See Exhibit Index at page 45 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date: November 7, 2008	By:	/s/ MICHAEL C. CREWS
Michael C. Crews
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2008).

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Financial Officer.

*	Filed herewith.