Form 10-Q
period 2009-03-31
PEABODY ENERGY CORP
filed 2009-05-08
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
There were 267,356,026 shares of common stock with a par value of $0.01 per share outstanding at May 1, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions, except share and
	per share data)
Revenues
Sales	$1,287.0	$1,180.5
Other revenues	173.1	85.6

Total revenues	1,460.1	1,266.1
Costs and Expenses
Operating costs and expenses	1,086.7	995.7
Depreciation, depletion and amortization	97.3	92.0
Asset retirement obligation expense	9.4	6.7
Selling and administrative expenses	47.2	50.9
Other operating (income) loss:
Net gain on disposal or exchange of assets	(3.3)	(59.4)
(Income) loss from equity affiliates	4.1	(2.7)

Operating profit	218.7	182.9
Interest expense	51.1	59.5
Interest income	(2.8)	(1.1)

Income from continuing operations before income taxes	170.4	124.5
Income tax provision	29.9	46.4

Income from continuing operations, net of income taxes	140.5	78.1
Income (loss) from discontinued operations, net of income taxes	34.7	(20.2)

Net income	175.2	57.9
Less: Net income attributable to noncontrolling interests	5.2	0.9

Net income attributable to common stockholders	$170.0	$57.0

Income From Continuing Operations
Basic earnings per share	$0.51	$0.29

Diluted earnings per share	$0.50	$0.28

Net Income Attributable to Common Stockholders
Basic earnings per share	$0.64	$0.21

Diluted earnings per share	$0.63	$0.21

Dividends declared per share	$0.06	$0.06

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION CONDENSED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2009	December 31, 2008
	(Dollars in millions, except
	share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$526.7	$449.7
Accounts receivable, net of allowance for doubtful accounts of $14.0 at March 31, 2009 and $24.8 at December 31, 2008	290.6	383.6
Inventories	327.0	277.7
Assets from coal trading activities, net	570.3	662.8
Deferred income taxes	—	1.7
Other current assets	235.1	195.8

Total current assets	1,949.7	1,971.3
Property, plant, equipment and mine development
Land and coal interests	7,429.0	7,354.7
Buildings and improvements	862.7	861.3
Machinery and equipment	1,287.3	1,265.8
Less accumulated depreciation, depletion and amortization	(2,270.3)	(2,166.6)

Property, plant, equipment and mine development, net	7,308.7	7,315.2
Investments and other assets	408.9	409.2

Total assets	$9,667.3	$9,695.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$16.7	$17.0
Liabilities from coal trading activities, net	206.2	304.2
Deferred income taxes	35.0	—
Accounts payable and accrued expenses	1,387.5	1,535.0

Total current liabilities	1,645.4	1,856.2

Long-term debt, less current maturities	2,769.4	2,776.6
Deferred income taxes	34.1	21.5
Asset retirement obligations	424.9	422.6
Accrued postretirement benefit costs	782.8	766.1
Other noncurrent liabilities	677.2	733.2

Total liabilities	6,333.8	6,576.2

Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2009 or December 31, 2008	—	—
Series A Junior Participating Preferred Stock — 1,500,000 shares authorized, no shares issued or outstanding as of March 31, 2009 or December 31, 2008	—	—
Perpetual Preferred Stock — 750,000 shares authorized, no shares issued or outstanding as of March 31, 2009 or December 31, 2008	—	—
Series Common Stock — $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of March 31, 2009 or December 31, 2008	—	—
Common Stock — $0.01 per share par value; 800,000,000 shares authorized, 275,986,452 shares issued and 267,355,507 shares outstanding as of March 31, 2009 and 275,211,240 shares issued and 266,644,979 shares outstanding as of December 31, 2008	2.8	2.8
Additional paid-in capital	2,031.0	2,020.2
Retained earnings	1,956.3	1,802.4
Accumulated other comprehensive loss	(341.3)	(388.5)
Treasury shares, at cost: 8,630,945 shares as of March 31, 2009 and 8,566,261 shares as of December 31, 2008	(320.6)	(318.8)

Peabody Energy stockholders’ equity	3,328.2	3,118.1
Noncontrolling interests	5.3	1.4

Total equity	3,333.5	3,119.5

Total liabilities and stockholders’ equity	$9,667.3	$9,695.7

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$175.2	$57.9
(Income) loss from discontinued operations, net of income taxes	(34.7)	20.2

Income from continuing operations, net of income taxes	140.5	78.1
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	97.3	92.0
Deferred income taxes	10.2	31.3
Stock compensation	8.6	7.6
Amortization of debt discount and debt issuance costs	1.9	1.7
Net gain on disposal or exchange of assets	(3.3)	(59.4)
(Income) loss from equity affiliates	4.1	(2.7)
Dividends received from equity affiliates	—	19.9
Changes in current assets and liabilities:
Accounts receivable, including securitization	93.0	(14.8)
Inventories	(49.3)	17.1
Net assets from coal trading activities	20.9	(79.6)
Other current assets	11.9	11.2
Accounts payable and accrued expenses	(124.4)	1.5
Asset retirement obligations	8.5	6.6
Workers’ compensation obligations	0.5	0.1
Accrued postretirement benefit costs	5.1	(0.7)
Contributions to pension plans	(1.0)	—
Distributions to noncontrolling interests	(1.3)	(0.9)
Other, net	(3.4)	(11.7)

Net cash provided by continuing operations	219.8	97.3
Net cash used in discontinued operations	(29.6)	(38.4)

Net cash provided by operating activities	190.2	58.9

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(35.7)	(59.3)
Investment in Prairie State Energy Campus	(12.6)	(10.8)
Federal coal lease expenditures	(59.8)	(59.8)
Proceeds from disposal of assets, net of notes receivable	4.5	23.7
Additions to advance mining royalties	(2.4)	(1.9)

Net cash used in investing activities	(106.0)	(108.1)

Cash Flows From Financing Activities
Change in revolving line of credit	—	93.3
Payments of long-term debt	(3.0)	(9.4)
Dividends paid	(16.0)	(16.3)
Excess tax benefit related to stock options exercised	—	10.5
Proceeds from stock options exercised	—	5.5
Change in bank overdraft facility	9.6	—
Proceeds from employee stock purchases	2.2	2.8

Net cash (used in) provided by financing activities	(7.2)	86.4

Net increase in cash and cash equivalents	77.0	37.2
Cash and cash equivalents at beginning of period	449.7	45.3

Cash and cash equivalents at end of period	$526.7	$82.5

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy’s Stockholders’ Equity
				Accumulated
		Additional		Other			Total
	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders’
	Stock	Capital	Stock	Loss	Earnings	Interests	Equity
	(Dollars in millions)
December 31, 2008	$2.8	$2,020.2	$(318.8)	$(388.5)	$1,802.4	$1.4	$3,119.5
Comprehensive income:
Net income	—	—	—	—	170.0	5.2	175.2
Increase in fair value of cash flow hedges (net of $32.2 tax provision)	—	—	—	56.9	—	—	56.9
Postretirement plans and workers’ compensation obligations (net of $6.1 tax benefit)	—	—	—	(9.7)	—	—	(9.7)

Comprehensive income				47.2	170.0	5.2	222.4

Dividends paid	—	—	—	—	(16.1)	—	(16.1)
Employee stock purchases	—	2.2	—	—	—	—	2.2
Share-based compensation	—	8.6	—	—	—	—	8.6
Shares relinquished	—	—	(1.8)	—	—	—	(1.8)
Distributions to noncontrolling interests	—	—	—	—	—	(1.3)	(1.3)

March 31, 2009	$2.8	$2,031.0	$(320.6)	$(341.3)	$1,956.3	$5.3	$3,333.5

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(1) Basis of Presentation
     The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the Company) and its affiliates. All intercompany transactions, profits, and balances have been eliminated in consolidation.
     The Company classifies items within discontinued operations in the unaudited condensed consolidated statements of operations when the operations and cash flows of a particular component (defined as operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity) of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction, and the Company will no longer have any significant continuing involvement in the operations of that component. See Note 3 for additional details related to discontinued operations and assets held for sale.
     The accompanying condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2008 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2009. Certain amounts in prior periods have been reclassified to conform to classifications as of March 31, 2009 and for the three months ended March 31, 2009, with no material effect on previously reported net income or stockholders’ equity.
(2) Newly Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Implemented
     Newly Adopted Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1, which became effective for the Company on January 1, 2009, addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share (EPS) under the “two-class method.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with FSP EITF 03-6-1, the Company’s unvested restricted stock awards are considered participating securities because they entitle holders to receive nonforfeitable dividends during the vesting term. In applying the two-class method, undistributed earnings are allocated between common shares and unvested restricted stock awards. The Company applied the two-class method of computing basic and diluted EPS for all periods presented. See Note 9 for additional information.
     In March 2008, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was effective for the Company for the fiscal year beginning January 1, 2009. While SFAS No. 161 had an impact on the Company’s disclosures, it did not affect the Company’s results of operations or financial condition. These additional disclosures are included in Note 12.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In May 2008, the FASB issued FSP No. Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when recognizing interest cost in subsequent periods. FSP APB 14-1 was effective for the Company for the fiscal year beginning January 1, 2009. Prior period balances have been adjusted to conform with the provisions of FSP APB 14-1. See Note 8 for additional information.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS No. 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 was effective for the Company for the fiscal year beginning January 1, 2009. The adoption of SFAS No. 160 did not have a material effect on the Company’s results of operations or financial condition. The December 31, 2008 stockholders’ equity amount increased $1.4 million for the inclusion of noncontrolling interests.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) changes the principles and requirements for the recognition and measurement of identifiable assets acquired, liabilities assumed, and any noncontrolling interest of an acquiree in the financial statements of an acquirer. This statement also provides guidance for the recognition and measurement of goodwill acquired in a business combination and related disclosure. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning January 1, 2009. In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. FSP 141(R)-1 is effective for business combinations with an acquisition date that is on or after the beginning of the first annual reporting period beginning January 1, 2009.
     Accounting Pronouncements Not Yet Implemented
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures in its interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company’s balance sheet. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). While the adoption of FSP FAS 107-1 and APB 28-1 will have an impact on the Company’s disclosures, it will not affect the Company’s results of operations or financial condition.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 amends SFAS No. 157 “Fair Value Measurements” to require that a reporting entity: (1) disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period, and (2) define the “major category” for any equity securities and debt securities to be based on the “major security types” (nature and risk of the security). This FSP is effective for interim reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company). Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate according to SFAS No. 154, “Accounting Changes and Error Corrections.” The Company does not expect the adoption of FSP FAS 157-4 to have a significant impact on its results of operations or financial condition.
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132R-1). This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance and additional transparency on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including the concentrations of risk in those plans. The effective date of FSP FAS 132R-1 is for fiscal years and interim periods beginning after December 15, 2009 (January 1, 2010 for the Company). While the adoption of FSP FAS 132R-1 will have an impact on the Company’s disclosures, it will not affect the Company’s results of operations or financial condition.
(3) Discontinued Operations and Assets Held for Sale
     Patriot Coal Corporation
     On October 31, 2007, the Company spun-off portions of its formerly Eastern United States (U.S.) Mining operations business segment through a dividend of all outstanding shares of Patriot Coal Corporation (Patriot), which is now an independent public company traded on the New York Stock Exchange (symbol PCX). The spin-off included eight company-operated mines, two joint venture mines, and numerous contractor operated mines serviced by eight coal preparation facilities along with 1.2 billion tons of proven and probable coal reserves. Revenues, pretax income (loss) and the income tax provision (benefit) related to the spun-off operations were as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Revenues	$68.3	$115.3
Income (loss) before income taxes	54.4	(20.5)
Income tax provision (benefit)	20.1	(8.1)
     Revenues from the spun-off operations are the result of supply agreements the Company entered into with Patriot to meet commitments under non-assignable pre-existing customer agreements sourced from Patriot mining operations. The Company makes no profit as part of these arrangements. The loss from discontinued operations for three months ended March 31, 2008 was primarily related to the write-off of a $19.4 million receivable related to excise taxes previously paid on export shipments produced from discontinued operations. As part of the Patriot spin-off, the Company retained a receivable for excise tax refunds on export shipments that had previously been ruled unconstitutional by the appellate court. The U.S. Supreme Court reversed the appellate court’s ruling on April 15, 2008, and the Company recorded the charge to discontinued operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In October 2008, the Energy Improvement and Extension Act of 2008 was enacted, which contained provisions that allow for the refund of coal excise tax collected on coal exported from the U.S. between January 1, 1990 and the date of the legislation. The Company’s claim for refund was approved by the Internal Revenue Service (IRS) in 2009 and is expected to be approximately $58 million, which includes accrued interest. Approximately $37 million (net of income taxes) is recorded in “Income (loss) from discontinued operations, net of income taxes” in the unaudited condensed consolidated statement of operations. The receivable is reflected as an asset of discontinued operations and the Company expects payment in 2009.
The assets and liabilities of these discontinued operations are shown below:

	March 31, 2009	December 31, 2008
	(Dollars in millions)
Assets
Current assets
Other current assets	$102.3	$51.0

Total current assets	102.3	51.0

Noncurrent assets
Investments and other assets	4.9	4.9

Total assets	$107.2	$55.9

Liabilities
Current liabilities
Accounts payable and accrued expenses	$46.2	$69.1

Total current liabilities	46.2	69.1
Noncurrent liabilities
Other noncurrent liabilities	8.7	12.8

Total liabilities	$54.9	$81.9

     “Other current assets” included receivables from customers in relation to the supply agreements with Patriot and “Accounts payable and accrued expenses” included the amounts due to Patriot on these pass-through transactions. Also included in “Other current assets” is the refund of the coal excise tax discussed above and the current portion of deferred taxes related to these operations.
     Other
     In December 2008, the Company sold its Baralaba Mine, a non-strategic Australian mine. Revenues related to these operations for the three months ended March 31, 2008 were $3.7 million. Loss before income taxes related to these operations was $4.0 million for the three months ended March 31, 2008. Income tax benefit for the three months ended March 31, 2008 was completely offset by valuation allowances recorded against the deferred tax assets created by the operating losses.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Assets and Liabilities from Coal Trading Activities
     The fair value of assets and liabilities from coal trading activities is set forth below:

	March 31, 2009		December 31, 2008
	(Dollars in millions)
	Gross Basis	Net Basis	Gross Basis	Net Basis
Assets from coal trading activities	$1,789.1	$570.3	$1,969.7	$662.8
Liabilities from coal trading activities	(1,371.6)	(206.2)	(1,548.5)	(304.2)

Subtotal	417.5	364.1	421.2	358.6
Net margin held (1)	(53.4)	—	(62.6)	—

Net value of coal trading positions	$364.1	$364.1	$358.6	$358.6

(1)	Represents net margin held from counterparties that was netted in accordance with FSP FIN 39-1 and does not represent the Company’s total margin held or posted.
     As of March 31, 2009, forward contracts made up 55% and 88% of the Company’s trading assets and liabilities, respectively; financial swaps represent most of the remaining balances. The fair value of coal trading positions designated as cash flow hedges of anticipated future sales was an asset of $209.1 million as of March 31, 2009 and an asset of $220.4 million as of December 31, 2008. The net value of trading positions, including those designated as hedges of future cash flows, represents the fair value of the trading portfolio.
     Of the coal trading derivatives and related hedge contracts in the Company’s trading portfolio as of March 31, 2009, 97% were valued utilizing prices from over-the-counter market sources, adjusted for coal quality and traded transportation differentials and 3% of the Company’s contracts were valued based on similar market transactions.
     As of March 31, 2009, the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage of
Expiration	Portfolio
2009	72%
2010	15%
2011	13%

100%

     At March 31, 2009, 74% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 26% was with non-investment grade counterparties. The Company’s coal trading operations traded 47.0 million tons for the three months ended March 31, 2009 and 53.2 million tons for the three months ended March 31, 2008.
(5) Resource Management
     In March 2008, the Company sold approximately 58 million tons of non-strategic coal reserves and surface lands located in Kentucky for $21.5 million cash proceeds and a note receivable of $54.9 million, and recognized a gain of $54.0 million. The note receivable is being paid in two installments, $30.0 million of which was received in December 2008. The balance is due in June 2009. The non-cash portion of this transaction was excluded from the investing section of the unaudited condensed consolidated statement of cash flows.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6) Inventories
     Inventories as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(Dollars in millions)
Materials and supplies	$116.0	$110.2
Raw coal	54.4	24.0
Saleable coal	156.6	143.5

Total	$327.0	$277.7

(7) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the three months ended March 31, 2009:

		Net Actuarial
		Loss
		Associated with
		Postretirement	Prior Service		Total
	Foreign	Plans and	Cost Associated		Accumulated
	Currency	Workers’	with		Other
	Translation	Compensation	Postretirement	Cash Flow	Comprehensive
	Adjustment	Obligations	Plans	Hedges	Loss
	(Dollars in millions)
December 31, 2008	$3.1	$(220.4)	$(18.7)	$(152.5)	$(388.5)
Net decrease in value of cash flow hedges	—	—	—	(16.6)	(16.6)
Reclassification from other comprehensive income to earnings	—	3.1	0.5	73.5	77.1
Current period change	—	(13.3)	—	—	(13.3)

March 31, 2009	$3.1	$(230.6)	$(18.2)	$(95.6)	$(341.3)

     Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from valuation changes of the Company’s cash flow hedges (which include fuel and explosives hedges, currency forwards, traded coal index contracts and interest rate swaps) and the change in actuarial loss and prior service cost for the three months ended March 31, 2009 and 2008. The values of the Company’s cash flow hedging instruments are primarily affected by changes in interest rates, crude oil, diesel fuel, natural gas and coal prices and the U.S. dollar/Australian dollar exchange rate.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8) Convertible Junior Subordinated Debentures
     As discussed in Note 2, the Company adopted FSP APB 14-1 on January 1, 2009. FSP APB 14-1 requires retrospective application. The following table illustrates the effect of FSP APB 14-1 on the Company’s balance sheet as of December 31, 2008:

		Increase (decrease)
		due to application of
	As previously stated	FSP APB 14-1	As adjusted
	(Dollars in millions)
Investments and other assets	$417.5	$(8.4)	$409.1
Deferred income taxes (long-term asset)	118.4	(118.4)	—
Long-term debt, less current maturities	3,139.2	(362.6)	2,776.6
Deferred income taxes (long-term liability)	—	21.5	21.5
Additional paid-in capital	1,804.8	215.4	2,020.2
Retained earnings	1,803.5	(1.1)	1,802.4
     The following table illustrates the effect on the Company’s statement of operations for the three months ended March 31, 2008:

		Increase due to
		application of FSP
	As previously stated	APB 14-1	As adjusted
		(Dollars in millions)
Interest expense	$59.3	$0.2	$59.5
     The following table illustrates the carrying amount of the equity and debt components of the Company’s Convertible Junior Subordinated Debentures (the Debentures) as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(Dollars in millions)
Carrying amount of the equity component	$215.4	$215.4

Principal amount of the liability component	732.5	732.5
Unamortized discount	(362.2)	(362.6)

Net carrying amount	$370.3	$369.9

     The following table illustrates the effective interest rate and the interest expense related to the Debentures:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Effective interest rate	4.9%	4.9%

Interest expense — contractual interest coupon	$8.7	$8.7
Interest expense — amortization of debt discount	$0.4	$0.4
     The remaining period over which the discount will be amortized is 32.8 years as of March 31, 2009.
     For additional information describing the Company’s Debentures, including the conditions under which it is convertible, see Note 12 in Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     There were no other significant changes to the Company’s long-term debt since December 31, 2008.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(9) Earnings Per Share
     As discussed in Note 2, the Company adopted FSP EITF 03-6-1 and began using the two-class method to compute basic and diluted EPS for all periods presented. The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions, except
	per share amounts)
Basic earnings per share using two-class method:
Income from continuing operations, net of income taxes	$140.5	$78.1
Less: Net income attributable to noncontrolling interests	(5.2)	(0.9)

Income from continuing operations attributable to common stockholders before allocation of earnings to participating securities	135.3	77.2
Less: Earnings allocated to participating securities	(1.2)	(0.3)

Income from continuing operations attributable to common stockholders	134.1	76.9
Income (loss) from discontinued operations, net of income taxes	34.7	(20.2)

Net income attributable to common stockholders (numerator)	$168.8	$56.7

Weighted average shares outstanding — basic (denominator)	265,254,478	269,204,883

Basic earnings per share attributable to common stockholders:
Income from continuing operations	$0.51	$0.29
Income (loss) from discontinued operations	0.13	(0.08)

Net income	$0.64	$0.21

Diluted earnings per share using two-class method:
Income from continuing operations attributable to common stockholders before the reallocation of the earnings of participating securities	$134.1	$76.9
Reallocation of the earnings of participating securities	—	—

Income from continuing operations attributable to common stockholders	134.1	76.9
Income (loss) from discontinued operations, net of income taxes	34.7	(20.2)

Net income attributable to common stockholders (numerator)	$168.8	$56.7

Weighted average shares outstanding — basic	265,254,478	269,204,883
Dilutive impact of share-based compensation (1)	2,019,815	2,253,379

Weighted average shares outstanding — diluted (denominator)	267,274,293	271,458,262

Diluted earnings per share attributable to common stockholders:
Income from continuing operations	$0.50	$0.28
Income (loss) from discontinued operations	0.13	(0.07)

Net income	$0.63	$0.21

(1)	Includes the dilutive impact of stock options, restricted stock awards, deferred stock units, employee stock purchase plan and performance units.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10) Pension and Postretirement Benefit Costs
     Net periodic pension benefit included the following components:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Service cost for benefits earned	$0.4	$0.7
Interest cost on projected benefit obligation	12.8	12.7
Expected return on plan assets	(15.2)	(15.2)
Amortization of prior service cost and actuarial loss	0.8	0.2

Net periodic pension benefit	$(1.2)	$(1.6)

     Net periodic postretirement benefit costs included the following components:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Service cost for benefits earned	$2.7	$2.6
Interest cost on accumulated postretirement benefit obligation	14.0	13.5
Amortization of prior service cost and actuarial loss	4.3	4.5

Net periodic postretirement benefit costs	$21.0	$20.6

(11) Segment Information
     The Company reports its operations primarily through the following reportable operating segments: Western U.S. Mining, Midwestern U.S. Mining, Australian Mining and Trading and Brokerage. The Company’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. Adjusted EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense and depreciation, depletion and amortization.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Operating segment results for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)
Revenues:
Western U.S. Mining	$653.8	$591.5
Midwestern U.S. Mining	310.7	260.7
Australian Mining	367.4	296.5
Trading and Brokerage	123.5	110.1
Corporate and Other	4.7	7.3

Total	$1,460.1	$1,266.1

Adjusted EBITDA:
Western U.S. Mining	$183.2	$153.7
Midwestern U.S. Mining	67.1	38.0
Australian Mining	83.2	7.0
Trading and Brokerage	65.5	91.8
Corporate and Other (1)	(73.6)	(8.9)

Total	$325.4	$281.6

(1)	Corporate and Other results include the gains on the disposal or exchange of assets as discussed in Note 5.
     A reconciliation of Adjusted EBITDA to consolidated income from continuing operations, net of income taxes follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)
Total Adjusted EBITDA	$325.4	$281.6

Depreciation, depletion and amortization	97.3	92.0
Asset retirement obligation expense	9.4	6.7
Interest expense	51.1	59.5
Interest income	(2.8)	(1.1)
Income tax provision	29.9	46.4

Income from continuing operations, net of income taxes	$140.5	$78.1

(12) Risk Management and Fair Value Measurements
Risk Management — Non Coal Trading
     The Company is exposed to various types of risk in the normal course of business, including fluctuations in commodity prices, interest rates and foreign currency exchange rates. These risks are actively monitored in an effort to ensure compliance with the risk management policies of the Company. In most cases, commodity price risk (excluding coal trading activities) related to the sale of coal is mitigated through the use of long-term, fixed-price contracts rather than financial instruments. Commodity price risk (diesel fuel and explosives), interest rate risk and foreign currency exchange risk are discussed in detail below.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest Rate Swaps
     The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. The interest rate risk associated with the fair value of the Company’s fixed rate borrowings is managed using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against changes in the fair value of the fixed rate debt that results from market interest rate changes. The interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes.
Foreign Currency Risk
     The Company is exposed to foreign currency exchange rate risk on Australian dollar expenditures made in its Australian Mining segment. This risk is managed by entering into forward contracts and options that the Company designates as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted Australian dollar expenditures.
Diesel Fuel and Explosives Hedges
     The Company is exposed to commodity price risk associated with diesel fuel in the U.S. and Australia and explosives in the U.S. Explosives costs, and a portion of the diesel fuel costs in Australia are included in the fees paid to the Company’s contract miners. This risk is managed through the use of fixed price contracts, cost plus contracts and derivatives, primarily swaps. The Company has generally designated the swap contracts as cash flow hedges, with the objective of reducing the variability of cash flows associated with the forecasted purchase of diesel fuel and explosives.
     The following summarizes the Company’s interest rate, foreign currency and commodity positions at March 31, 2009:

	Notional Amount by Term to Maturity
							2014 and
	Total	2009	2010	2011	2012	2013	Thereafter
Interest Rate Swaps
Fixed-to-floating (dollars in millions)	$150.0	$—	$—	$—	$—	$50.0	$100.0
Floating-to-fixed (dollars in millions)	$186.0	$—	$—	$120.0	$—	$—	$66.0

Foreign Currency
A$:US$ forwards and options (A$ millions)	2,430.4	891.1	919.3	540.0	80.0	—	—

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	168.7	73.8	64.4	27.9	2.6	—	—
U.S. explosives hedge contracts (million MMBtu)	5.2	2.2	3.0	—	—	—	—

	Account Classification by			Fair Value -
	Cash Flow	Fair Value	Economic	Asset
	Hedge	Hedge	Hedge	(Liability)
Interest Rate Swaps
Fixed-to-floating (dollars in millions)	$—	$150.0	$—	$4.8
Floating-to-fixed (dollars in millions)	$186.0	$—	$—	$(17.7)

Foreign Currency
A$:US$ forwards and options (A$ millions)	2,430.4	—	—	(249.2)

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	165.3	—	3.4	(157.5)
U.S. explosives hedge contracts (million MMBtu)	4.8	—	0.4	(18.6)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hedge Ineffectiveness
     The Company assesses both at inception and at least quarterly thereafter, whether the derivatives used in hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded as a separate component of stockholders’ equity until the hedged transaction occurs, whereby gains and losses are reclassified to the consolidated statement of operations in conjunction with the recognition of the underlying hedged item. The ineffective portion of the derivative’s change in fair value is recorded in the consolidated statement of operations. In addition, if the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded to the consolidated statements of operations.
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
     In some instances, the Company has designated an existing coal trading derivative as a hedge and, thus, the derivative has a non-zero fair value at hedge inception. The “off-market” nature of these derivatives, which is best described as an embedded financing element within the derivative, is a source of ineffectiveness. In other instances, the Company uses a coal trading derivative that settles at a time later than the occurrence of the cash flow being hedged. The hedge yields ineffectiveness to the extent that the derivative hedge contract is not highly effective in offsetting changes in the fair value of the hedged item.
     The table below shows the classification and amounts of gains and losses related to the Company’s non-trading hedges during the three months ended March 31, 2009:

		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		recognized in	recognized in other	reclassified from	reclassified from
	Income Statement	income on non	comprehensive	other comprehensive	other comprehensive
	Classification Gains (Losses) -	designated	income on derivative	income into income	income into income
Financial Instrument	Realized	derivatives(1)	(effective portion)	(effective portion)	(ineffective portion)
	(Dollars in millions)
Interest rate swaps:
- Cash flow hedges	Interest expense	$—	$1.1	$(3.0)	$—
Diesel fuel hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(10.5)	(29.5)	(1.9)
- Economic hedges	Operating costs and expenses	(2.0)	—	—	—
Explosives cash flow hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(5.9)	(5.5)	—
- Economic hedges	Operating costs and expenses	(2.0)	—	—	—
Foreign currency cash flow forwards and options	Operating costs and expenses	—	(9.6)	(44.2)	—

Total		$(4.0)	$(24.9)	$(82.2)	$(1.9)

(1)	Amounts relate to diesel fuel and explosives hedge derivatives that were de-designated during the three months ended March 31, 2009.
     Because the critical terms of the interest rate swaps and the respective debt instruments they hedge coincide, there was no hedge ineffectiveness recognized in the condensed consolidated statements of operations for these instruments during the three months ended March 31, 2009.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of March 31, 2009, the classification and amount of derivatives under SFAS No. 133 are as follows:

	Current Assets		Noncurrent Assets
Financial Instrument	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(Dollars in millions)
Interest rate swaps:
- Fair value hedges	Other current assets	$—	Investments and other assets	$4.8

Total		$—		$4.8

	Fair Value
	Current	Noncurrent
Financial Instrument	Liabilities(1)	Liabilities(2)
Interest rate swaps:
- Cash flow hedges	$—	$17.7
Diesel fuel hedge contracts:
- Cash flow hedges	90.2	65.3
- Economic hedges	2.0	—
Explosives cash flow hedge contracts:
- Cash flow hedges	11.7	4.9
- Economic hedges	2.0	—
Foreign currency cash flow forwards and options	143.3	105.9

Total	$249.2	$193.8

(1)	All financial instruments in Current Liabilities are recorded in “Accounts payable and accrued expenses” in the unaudited condensed consolidated balance sheet.

(2)	All financial instruments in Noncurrent Liabilities are recorded in “Other noncurrent liabilities” in the unaudited condensed consolidated balance sheet.
     In accordance with SFAS No. 161, the Company elected the trading exemption which allows alternate disclosures for its coal trading transactions. For further information, see Risk Management — Coal Trading below.
Risk Management — Coal Trading
     The Company buys and sells coal, freight and emissions allowances, both in over-the-counter markets and on exchanges. Under SFAS No. 133, all derivative coal trading contracts are accounted for on a fair value basis (as defined by SFAS No. 157), except those for which the Company has elected to apply a normal purchases and normal sales exception. For certain derivative coal trading contracts, the Company establishes fair values using bid/ask price quotations obtained from multiple, independent third-party brokers to value coal, freight and emission allowance positions from the over-the-counter market. Prices from these sources are then averaged to obtain trading position values. While the Company does not anticipate any decrease in the number of third-party brokers or market liquidity, the Company could experience difficulty in valuing its market positions should the number of third-party brokers decrease or if market liquidity is reduced. For its exchange-based positions, the Company utilizes published settlement prices. Non-derivative coal contracts and derivative contracts for which the Company has elected to apply a normal purchases and normal sales exception are accounted for on an accrual basis. See Note 4 for information related to the maturity and valuation of its trading portfolio.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months
Ended March 31,
Trading Revenue by Type of Instrument	2009
(Dollars in millions)
Commodity swaps and options	$75.3

Physical commodity purchase / sale contracts	0.9

Total Trading Revenue	$76.2

     Trading revenues are recorded in “Other revenues” in the accompanying unaudited condensed consolidated statement of operations and include realized and unrealized gains and losses on both derivative instruments and nonderivative instruments.
Performance and Credit Risk
     The Company’s concentration of performance and credit risk is substantially with electric utilities, energy producers and energy marketers. The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to regularly monitor the credit extended. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of a failure to pay. To reduce its credit exposure related to trading and brokerage activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties and, to the extent required, will post or receive margin amounts associated with exchange-traded positions.
     In addition to credit risk, performance risk includes the possibility that a counterparty fails to deliver or accept agreed production or trading volumes. When appropriate (as determined by its credit management function), the Company has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of a failure to pay.
     The Company conducts its various hedging activities related to foreign currency, interest rate, and fuel and explosives exposures with a variety of highly-rated commercial banks. In light of the recent turmoil in the financial markets the Company continues to closely monitor counterparty creditworthiness.
     Certain of the Company’s derivative instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. In the event the Company were to sustain a material adverse event (using commercially reasonable standards), the counterparties could request collateralization on derivative instruments in net liability positions, which had an aggregate fair value on March 31, 2009 of $108.7 million with no collateral posted. As of March 31, 2009, if such an event were to occur, the Company could be required to post up to $108.7 million of collateral to its counterparties.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Certain of the Company’s other derivative instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such instruments typically require additional collateralization on an incremental basis, which is commensurate with the severity of the credit downgrade. The aggregate fair value of all derivative instruments with such features that are in a net liability position on March 31, 2009, is $26.5 million for which the Company has posted collateral of $0.3 million in the normal course of business. As of March 31, 2009, if a credit downgrade were to occur below a certain level, the Company could be required to post a maximum amount of $26.2 million of collateral to its counterparties.
     The Company also has exchange-traded positions that require collateral be posted for its entire net liability position. As of March 31, 2009, the Company has posted collateral of $23.5 million for exchange-traded positions.
Fair Value Measurements
     In accordance with SFAS No. 157, the Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. These levels include: Level 1, inputs are quoted prices in active markets for the identical assets or liabilities; Level 2, inputs other than quoted prices included in Level 1 that are directly or indirectly observable through market-corroborated inputs; and Level 3, inputs are unobservable, or observable but cannot be market-corroborated, requiring the Company to make assumptions about pricing by market participants.
     The following table sets forth as of March 31, 2009, the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swaps and options — coal trading activities	$(1.5)	$245.0	$—	$243.5
Commodity swaps and options — other than coal	—	(176.1)	—	(176.1)
Physical commodity purchase/sale contracts — coal trading activities	—	124.2	(3.6)	120.6
Interest rate swaps	—	(12.9)	—	(12.9)
Foreign currency forwards and options	—	(249.2)	—	(249.2)

Total net financial assets (liabilities)	$(1.5)	$(69.0)	$(3.6)	$(74.1)

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The following table summarizes the changes in the Company’s recurring Level 3 net financial assets (liabilities):

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Beginning of period	$37.8	$128.7
Total gains or losses (realized/unrealized):
Included in earnings	(4.7)	26.7
Included in other comprehensive income	(11.2)	(1.2)
Purchases, issuances and settlements	(18.0)	19.7
Net transfers out	(7.5)	—

End of period	$(3.6)	$173.9

     The following table summarizes the changes in unrealized gains (losses) relating to Level 3 net financial assets (liabilities) held both as of the beginning and the end of the period:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$(3.3)	$32.3

(1)	For the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.
(13) Commitments and Contingencies
Commitments
     As of March 31, 2009, purchase commitments currently outstanding for capital expenditures were $45.6 million. Federal coal reserve lease payments due over the next 12 months are $63.9 million.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Litigation Relating to Continuing Operations
Navajo Nation Litigation
     On June 18, 1999, the Navajo Nation served three of the Company’s subsidiaries, including Peabody Western Coal Company (Peabody Western), with a complaint that had been filed in the U.S. District Court for the District of Columbia. The Navajo Nation has alleged 16 claims, including Civil Racketeer Influenced and Corrupt Organizations Act (RICO) violations and fraud. The complaint alleges that the defendants jointly participated in unlawful activity to obtain favorable coal lease amendments. The plaintiff is seeking various remedies including actual damages of at least $600 million, which could be trebled under the RICO counts, punitive damages of at least $1 billion, a determination that Peabody Western’s two coal leases have terminated due to Peabody Western’s breach of these leases and a reformation of these leases to adjust the royalty rate to 20%. Subsequently, the court allowed the Hopi Tribe to intervene in this lawsuit and the Hopi Tribe is also seeking unspecified actual damages, punitive damages and reformation of its coal lease. One of the Company’s subsidiaries named as a defendant is now a subsidiary of Patriot. However, the Company is responsible for this litigation under the Separation Agreement entered into with Patriot in connection with the spin-off. On February 9, 2005, the U.S. District Court for the District of Columbia granted a consent motion to stay the litigation until further order of the court to allow parties to mediate. The mediation terminated without resolution and in March 2008 the court lifted the stay and litigation resumed. On April 6, 2009, the U.S. Supreme Court ruled against the Navajo Nation in a related case against the U.S. Government, and remanded that case to the lower court to dismiss the complaint. The U.S. Supreme Court said that none of the sources relied on by the Navajo Nation provided a basis for its breach-of-trust lawsuit against the U.S. Government, which undermines some of the claims the Navajo Nation asserts in its litigation against the Company.
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
Gulf Power Company Litigation
     On June 22, 2006, Gulf Power Company filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company’s subsidiary under a coal supply agreement with Gulf Power Company and seeking damages for alleged past and future tonnage shortfalls of nearly 5 million tons under the agreement, which expired on December 31, 2007. In February 2008, the Court denied the Company’s motion to dismiss the Florida lawsuit or to transfer it to Illinois and retained jurisdiction over the case. The parties filed motions for summary judgment, which are pending before the court.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Gold Fields and two other companies are defendants in two class action lawsuits allegedly involving past operations near Picher, Oklahoma. The plaintiffs have asserted claims predicated on allegations of intentional lead exposure by the defendants and are seeking compensatory damages, punitive damages and the implementation of medical monitoring and relocation programs for the affected individuals. In December 2003, the Quapaw Indian tribe and certain Quapaw land owners filed a lawsuit against Gold Fields, five other companies and the U.S. The plaintiffs are seeking compensatory and punitive damages based on a variety of theories. In December 2007, the court dismissed the tribe’s medical monitoring claim. In July 2008, the court dismissed the tribe’s claim for interim and lost use damages under the Comprehensive Environmental Response, Compensation and Liability Act without prejudice to refile at the point the U.S. Environmental Protection Agency (EPA) selects a final remedy for the site. Gold Fields has filed a third-party complaint against the U.S. and other parties. In February 2005, the state of Oklahoma on behalf of itself and several other parties sent a notice to Gold Fields and other companies regarding a possible natural resources damage claim. All of the lawsuits are pending in the U.S. District Court for the Northern District of Oklahoma.
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
Environmental Claims and Litigation
     Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Superfund Amendments and Reauthorization Act of 1986. Claims were asserted at 11 additional sites, bringing the total to 16, which have since been reduced to 12 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $44.9 million as of March 31, 2009 and $45.3 million as of December 31, 2008, $7.2 million and $7.6 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In September 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRP’s mining operations caused the EPA to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historical mining sites. In September 2008, Gold Fields and other PRPs received letters from the U.S. Department of Justice and the EPA re-initiating settlement negotiations. Gold Fields is participating in the settlement discussions. Gold Fields believes it has meritorious defenses to these claims. Gold Fields is involved in other litigation in the Picher area, and the Company indemnified TXU Group with respect to a defendant as is more fully discussed under the “Oklahoma Lead Litigation” caption above. Gold Fields has also been contacted by the State of Kansas (Kansas Department of Health and Environment) and is in negotiations for final resolution of natural resource damages claims at two sites. Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than the liabilities recorded in the condensed consolidated balance sheets. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims and litigation are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Alaskan Villages’ Claims
     In February 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, several owners of electricity generating facilities and several oil companies. The plaintiffs are the governing bodies of a village in Alaska that they contend is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for nuisance, and allege that the defendants have acted in concert and are jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village, which cost is alleged to be $95 million to $400 million. The Company filed a motion to dismiss, which is expected to be heard by the court on May 19, 2009. The Company believes that this lawsuit is without merit and intends to defend against and oppose it vigorously, but cannot predict its outcome. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes this matter is likely to be resolved without a materially adverse effect on its financial condition, results of operations or cash flows.
(14) Guarantees and Financial Instruments with Off-Balance Sheet Risk
     In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities, which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.
     Under the Company’s accounts receivable securitization program, undivided interests in a pool of eligible trade receivables contributed to its wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit (Conduit). Purchases by the Conduit are financed with the sale of highly rated commercial paper. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to other forms of debt, effectively reducing its overall borrowing costs. The securitization program and the underlying facilities will effectively expire in May 2009, which the Company anticipates renewing. The securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the condensed consolidated balance sheets. The amount of undivided interests in accounts receivable sold to the Conduit was $229.0 million as of March 31, 2009 and $275.0 million as of December 31, 2008.
     The Company owns a 37.5% interest in a partnership that leases a coal export terminal from the Peninsula Ports Authority of Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of March 31, 2009, the Company’s maximum reimbursement obligation to the commercial bank was, in turn, supported by two letters of credit totaling $42.8 million.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company is party to an agreement with the Pension Benefit Guaranty Corporation (PBGC) and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the United Kingdom (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of March 31, 2009. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
     At March 31, 2009, the Company has a $108.3 million letter of credit for collateral for bank guarantees issued with respect to certain reclamation and performance obligations related to the mines acquired in the Excel Coal Limited acquisition.
Other Guarantees
     As part of arrangements through which the Company obtains exclusive sales representation agreements with small coal mining companies (the Counterparties), the Company issued financial guarantees on behalf of the Counterparties. These guarantees facilitate the Counterparties’ efforts to obtain bonding or financing. In the event of default, the Company has multiple recourse options, including the ability to assume the loans and procure title and use of the equipment purchased through the loans. If default occurs, the Company has the ability and intent to exercise its recourse options, so the liability associated with the guarantee has been valued at zero. The aggregate amount guaranteed by the Company for all such Counterparties was $9.8 million at March 31, 2009 and $10.0 million at December 31, 2008. The Company’s obligations under the guarantees extend to July 2013.
     The Company has a liability recorded of $61.8 million as of March 31, 2009 and December 31, 2008 related to reclamation and bonding commitments associated with the purchase of approximately 427 million tons of coal reserves and surface lands in the Illinois Basin in 2007.
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
     Two of the Company’s affiliates collectively own a 5.06% interest in the development of the Prairie State Energy Campus. The Company issued a guarantee on behalf of its affiliates for its proportionate share of obligations.
     The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries, and substantially all of the Company’s subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments. For the descriptions of the Company’s (and its subsidiaries’) debt, see Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Supplemental guarantor/non-guarantor financial information is provided in Note 15.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As part of the Patriot spin-off, the Company agreed to maintain in force several letters of credit that secured Patriot obligations for certain employee benefits and workers’ compensation obligations. These letters of credit are to be released upon Patriot satisfying the beneficiaries with alternate letters of credit or insurance. If Patriot is unable to satisfy the primary beneficiaries by June 30, 2011, they are then required to provide directly to the Company a letter of credit in the amount of the remaining obligation. The amount of letters of credit maintained by the Company securing Patriot obligations was $7.0 million at March 31, 2009 and December 31, 2008.
(15) Supplemental Guarantor/Non-Guarantor Financial Information
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
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,187.3	$405.8	$(133.0)	$1,460.1
Costs and expenses
Operating costs and expenses	83.2	917.2	219.3	(133.0)	1,086.7
Depreciation, depletion and amortization	—	72.5	24.8	—	97.3
Asset retirement obligation expense	—	8.6	0.8	—	9.4
Selling and administrative expenses	7.2	36.4	3.6	—	47.2
Other operating income:
Net gain on disposal or exchange of assets	—	(3.3)	—	—	(3.3)
(Income) loss from equity affiliates	(214.4)	1.6	2.5	214.4	4.1
Interest expense	49.9	16.9	4.5	(20.2)	51.1
Interest income	(3.9)	(14.5)	(4.6)	20.2	(2.8)

Income from continuing operations before income taxes	78.0	151.9	154.9	(214.4)	170.4
Income tax provision (benefit)	(53.9)	41.0	42.8	—	29.9

Income from continuing operations, net of income taxes	131.9	110.9	112.1	(214.4)	140.5
Income (loss) from discontinued operations, net of income taxes	38.1	(3.4)	—	—	34.7

Net income	170.0	107.5	112.1	(214.4)	175.2
Less: Net income attributable to noncontrolling interests	—	—	5.2	—	5.2

Net income attributable to common stockholders	$170.0	$107.5	$106.9	$(214.4)	$170.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$924.7	$373.6	$(32.2)	$1,266.1
Costs and expenses
Operating costs and expenses	(37.5)	664.9	400.5	(32.2)	995.7
Depreciation, depletion and amortization	—	60.4	31.6	—	92.0
Asset retirement obligation expense	—	5.9	0.8	—	6.7
Selling and administrative expenses	2.4	43.7	4.8	—	50.9
Other operating income:
Net gain on disposal or exchange of assets	—	(59.4)	—	—	(59.4)
(Income) loss from equity affiliates	(84.3)	1.0	(3.7)	84.3	(2.7)
Interest expense	63.6	21.7	13.1	(38.9)	59.5
Interest income	(3.8)	(30.1)	(6.1)	38.9	(1.1)

Income (loss) from continuing operations before income taxes	59.6	216.6	(67.4)	(84.3)	124.5
Income tax provision (benefit)	(9.8)	64.7	(8.5)	—	46.4

Income (loss) from continuing operations, net of income taxes	69.4	151.9	(58.9)	(84.3)	78.1
Loss from discontinued operations, net of income taxes	(12.4)	(3.8)	(4.0)	—	(20.2)

Net income (loss)	57.0	148.1	(62.9)	(84.3)	57.9
Less: Net income attributable to noncontrolling interests	—	—	0.9	—	0.9

Net income (loss) attributable to common stockholders	$57.0	$148.1	$(63.8)	$(84.3)	$57.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets

	March 31, 2009
	Parent	Guarantor	Non-Guarantor	Reclassifications/
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$147.2	$3.8	$375.7	$—	$526.7
Accounts receivable, net	0.6	68.1	221.9	—	290.6
Receivables from affiliates	7.0	1,561.4	1,075.8	(2,644.2)	—
Inventories	—	199.5	127.5	—	327.0
Assets from coal trading activities, net	—	187.5	382.8	—	570.3
Deferred income taxes	64.5	4.9	—	(69.4)	—
Other current assets	102.3	78.8	54.0	—	235.1

Total current assets	321.6	2,104.0	2,237.7	(2,713.6)	1,949.7
Property, plant, equipment and mine development
Land and coal interests	—	4,723.9	2,705.1	—	7,429.0
Buildings and improvements	—	750.0	112.7	—	862.7
Machinery and equipment	—	1,030.4	256.9	—	1,287.3
Less accumulated depreciation, depletion and amortization	—	(1,882.6)	(387.7)	—	(2,270.3)

Property, plant, equipment and mine development, net	—	4,621.7	2,687.0	—	7,308.7
Notes receivable from affiliates	213.4	822.1	—	(1,035.5)	—
Deferred income taxes	167.1	—	—	(167.1)	—
Investments and other assets	8,685.9	187.4	5.3	(8,469.7)	408.9

Total assets	$9,388.0	$7,735.2	$4,930.0	$(12,385.9)	$9,667.3

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$16.7	$—	$16.7
Payables and notes payable to affiliates	1,720.5	—	923.7	(2,644.2)	—
Liabilities from coal trading activities, net	—	74.7	131.5	—	206.2
Deferred income taxes	35.0	—	69.4	(69.4)	35.0
Accounts payable and accrued expenses	368.0	643.5	376.0	—	1,387.5

Total current liabilities	2,123.5	718.2	1,517.3	(2,713.6)	1,645.4
Long-term debt, less current maturities	2,635.8	0.2	133.4	—	2,769.4
Deferred income taxes	—	7.0	194.2	(167.1)	34.1
Notes payable to affiliates	1,032.6	—	2.9	(1,035.5)	—
Other noncurrent liabilities	267.9	1,536.2	80.8	—	1,884.9

Total liabilities	6,059.8	2,261.6	1,928.6	(3,916.2)	6,333.8
Peabody Energy Corporation stockholders’ equity	3,328.2	5,473.6	2,996.1	(8,469.7)	3,328.2
Noncontrolling interests	—	—	5.3	—	5.3

Total stockholders’ equity	3,328.2	5,473.6	3,001.4	(8,469.7)	3,333.5

Total liabilities and stockholders’ equity	$9,388.0	$7,735.2	$4,930.0	$(12,385.9)	$9,667.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Balance Sheets

	December 31, 2008
	Parent	Guarantor	Non-Guarantor	Reclassifications/
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$161.2	$4.5	$284.0	$—	$449.7
Accounts receivable, net	0.6	4.8	378.2	—	383.6
Receivables from affiliates	935.6	1,632.7	933.0	(3,501.3)	—
Inventories	—	173.7	104.0	—	277.7
Assets from coal trading activities, net	—	226.2	436.6	—	662.8
Deferred income taxes	43.7	21.7	—	(63.7)	1.7
Other current assets	51.1	77.7	67.0	—	195.8

Total current assets	1,192.2	2,141.3	2,202.8	(3,565.0)	1,971.3
Property, plant, equipment and mine development
Land and coal interests	—	4,655.5	2,699.2	—	7,354.7
Buildings and improvements	—	748.6	112.7	—	861.3
Machinery and equipment	—	1,016.1	249.7	—	1,265.8
Less accumulated depreciation, depletion and amortization	—	(1,806.7)	(359.9)	—	(2,166.6)

Property, plant, equipment and mine development, net	—	4,613.5	2,701.7	—	7,315.2
Notes receivable from affiliates	213.4	819.2	—	(1,032.6)	—
Deferred income taxes	212.8	99.1	—	(311.9)	—
Investments and other assets	8,439.1	375.3	8.0	(8,413.2)	409.2

Total assets	$10,057.5	$8,048.4	$4,912.5	$(13,322.7)	$9,695.7

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$17.0	$—	$17.0
Payables and notes payable to affiliates	2,546.1	—	955.2	(3,501.3)	—
Liabilities from coal trading activities, net	—	109.3	194.9	—	304.2
Deferred income taxes	—	—	63.7	(63.7)	—
Accounts payable and accrued expenses	376.7	725.9	432.4	—	1,535.0

Total current liabilities	2,922.8	835.2	1,663.2	(3,565.0)	1,856.2
Long-term debt, less current maturities	2,640.4	0.2	136.0	—	2,776.6
Deferred income taxes	21.5	119.2	192.7	(311.9)	21.5
Notes payable to affiliates	1,032.6	—	—	(1,032.6)	—
Other noncurrent liabilities	322.1	1,517.2	82.6	—	1,921.9

Total liabilities	6,939.4	2,471.8	2,074.5	(4,909.5)	6,576.2
Peabody Energy Corporation stockholders’ equity	3,118.1	5,576.6	2,836.6	(8,413.2)	3,118.1
Noncontrolling interests	—	—	1.4	—	1.4

Total stockholders’ equity	3,118.1	5,576.6	2,838.0	(8,413.2)	3,119.5

Total liabilities and stockholders’ equity	$10,057.5	$8,048.4	$4,912.5	$(13,322.7)	$9,695.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(9.7)	$(1.4)	$230.9	$219.8
Net cash used in discontinued operations	(27.2)	(2.4)	—	(29.6)

Net cash (used in) provided by operating activities	(36.9)	(3.8)	230.9	190.2

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(22.2)	(13.5)	(35.7)
Investment in Prairie State Energy Campus	—	(12.6)	—	(12.6)
Federal coal lease expenditures	—	(59.8)	—	(59.8)
Proceeds from disposal of assets, net of notes receivable	—	3.6	0.9	4.5
Additions to advance mining royalties	—	(2.4)	—	(2.4)

Net cash used in investing activities	—	(93.4)	(12.6)	(106.0)

Cash Flows From Financing Activities
Payments of long-term debt	—	—	(3.0)	(3.0)
Dividends paid	(16.0)	—	—	(16.0)
Change in bank overdraft facility	—	—	9.6	9.6
Proceeds from employee stock purchases	2.2	—	—	2.2
Transactions with affiliates, net	36.7	96.5	(133.2)	—

Net cash provided by (used in) financing activities	22.9	96.5	(126.6)	(7.2)

Net change in cash and cash equivalents	(14.0)	(0.7)	91.7	77.0
Cash and cash equivalents at beginning of period	161.2	4.5	284.0	449.7

Cash and cash equivalents at end of period	$147.2	$3.8	$375.7	$526.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Peabody Energy Corporation
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$6.3	$(115.2)	$206.2	$97.3
Net cash used in discontinued operations	(29.2)	(5.1)	(4.1)	(38.4)

Net cash provided by (used in) operating activities	(22.9)	(120.3)	202.1	58.9

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(46.6)	(12.7)	(59.3)
Investment in Prairie State Energy Campus	—	(10.8)	—	(10.8)
Federal coal lease expenditures	—	(59.8)	—	(59.8)
Proceeds from disposal of assets, net of notes receivable	—	23.5	0.2	23.7
Additions to advance mining royalties	—	(1.8)	(0.1)	(1.9)

Net cash used in investing activities	—	(95.5)	(12.6)	(108.1)

Cash Flows From Financing Activities
Change in revolving line of credit	93.3	—	—	93.3
Payments of long-term debt	(6.4)	—	(3.0)	(9.4)
Dividends paid	(16.3)	—	—	(16.3)
Excess tax benefit related to stock options exercised	10.5	—	—	10.5
Proceeds from stock options exercised	5.5	—	—	5.5
Proceeds from employee stock purchases	2.8	—	—	2.8
Transactions with affiliates, net	(38.1)	215.8	(177.7)	—

Net cash provided by (used in) continuing operations	51.3	215.8	(180.7)	86.4

Net increase in cash and cash equivalents	28.4	—	8.8	37.2
Cash and cash equivalents at beginning of period	7.0	3.9	34.4	45.3

Cash and cash equivalents at end of period	$35.4	$3.9	$43.2	$82.5

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
     Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:
•	duration and severity of the global economic downturn and disruptions in the financial markets;

•	ability to renew sales contracts;

•	reductions and/or deferrals of purchases by major customers;

•	credit and performance risks associated with customers, suppliers, trading and banks and other financial counterparties;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	geologic, equipment and operational risks inherent to mining;

•	impact of weather on demand, production and transportation;

•	legislation, regulations and court decisions or other government actions;

•	new environmental requirements affecting the use of coal, including mercury and carbon dioxide related limitations;

•	replacement of coal reserves;

•	price volatility and demand, particularly in higher-margin products and in our trading and brokerage businesses;

•	performance of contractors, third-party coal suppliers or major suppliers of mining equipment or supplies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	availability and costs of credit, surety bonds, letters of credit, and insurance;

•	changes in postretirement benefit and pension obligations and funding requirements;

•	availability and access to capital markets on reasonable terms to fund growth and acquisitions;

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	risks associated with our Btu Conversion or generation development initiatives;

•	growth of United States and international coal and power markets;

•	coal’s market share of electricity generation;

•	availability and cost of competing energy resources;

•	successful implementation of business strategies;

•	effects of changes in currency exchange rates, primarily the Australian dollar;

•	inflationary trends, including those impacting materials used in our business;

•	interest rate changes;

•	litigation, including claims not yet asserted;

•	terrorist attacks or threats;

•	impacts of pandemic illnesses; and

•	other factors, including those discussed in Legal Proceedings.
     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 1A. “Risk Factors” of our Annual

Report on Form 10-K for the fiscal year ended December 31, 2008. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.
Overview
     We are the world’s largest private sector coal company, with majority interests in 30 coal operations located throughout all major United States (U.S.) coal producing regions, except Appalachia, and interests in coal operations in Australia and Venezuela. In the first quarter of 2009, we sold 59.6 million tons of coal. In 2008, we sold 255.5 million tons of coal. Our 2008 U.S. sales volume represented 18% of U.S. coal consumption and was approximately 30% greater than the sales of our closest U.S. competitor.
     For the year ended December 31, 2008, 82% of our total sales (by volume) were to U.S. electricity generators, 16% were to customers outside the U.S. and 2% were to the U.S. industrial sector. We typically sell coal to utility customers under long-term contracts (those with terms longer than one year). During 2008, approximately 90% of our worldwide sales (by volume) were under long-term contracts. As discussed more fully in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our results of operations in the near-term could be negatively impacted by the recent global economic downturn, deferral or cancellation of customer shipments, poor weather conditions, unforeseen geologic conditions or equipment problems at mining locations and by the availability of transportation for coal shipments. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves, find replacement buyers for coal under contracts with comparable terms to existing contracts, or the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation. In the past, we have achieved production levels that are relatively consistent with our projections. We may adjust our production levels further in response to changes in market demand.
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
     Australian Mining operations are characterized by both surface and underground extraction processes, mining various qualities of low-sulfur, high Btu coal (metallurgical coal) as well as steam coal primarily sold to an international customer base with a small portion sold to Australian steel producers and power generators. Metallurgical coal is produced primarily from five of our Australian mines. In 2008, metallurgical coal was approximately 3.2% of our worldwide sales volume, but represented a larger share of our revenue, approximately 23%. For the three months ended March 31, 2009, metallurgical coal was approximately 1.4% of our worldwide volume and approximately 11% of our revenue.
     In addition to our mining operations, which comprised 90% of revenues in 2008, we generate revenues and cash flows from our Trading and Brokerage segment (9% of revenues) and other activities, including transactions utilizing our vast natural resource position. Trading and brokerage revenues were approximately 8% of our revenues for the three months ended March 31, 2009.
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
     The long-term demand for oil and natural gas around the world is expected to lead to an increase in demand for unconventional sources of both fuels. We are exploring Btu Conversion projects designed to expand the uses of coal through coal-to-liquids and coal gasification technologies. Currently, we are pursuing development of a coal-to-gas facility in Muhlenberg County, Kentucky. The facility, known as Kentucky NewGas, is a planned “mine-mouth” gasification project using ConocoPhillips proprietary E-Gas(™) technology to produce clean synthesis gas with carbon storage potential. The plant, assuming all necessary permits and financing are obtained and following selection of partners and sale of a majority of the output of each plant, could be operational following a four-year construction phase. We also own a minority interest in GreatPoint Energy, Inc., which is commercializing its coal-to-pipeline quality natural gas technology.
     We are participating in the advancement of clean coal technologies, including carbon capture and storage, in the U.S., China and Australia. We are a founding member of the FutureGen Alliance, a non-profit company working in partnership with the U.S. DOE, which under its new configuration would develop multiple carbon capture and storage (CCS) sites. We are the only non-Chinese equity partner in GreenGen, a near-zero emissions coal-fueled power plant with carbon capture and storage. And in Australia, we made a 10-year commitment to fund the Australian COAL21 Fund designed to support clean coal technology demonstration projects and research in Australia. We are also a founding member of Global Carbon Capture and Storage Institute, an international initiative to accelerate commercialization of CCS technologies through development of 20 integrated, industrial-scale demonstration projects.
Results of Operations
     The results of operations for all periods presented reflect the assets, liabilities and results of operations from subsidiaries spun off as Patriot as discontinued operations. We also have classified as discontinued operations certain non-strategic mining assets held for sale where we have committed to the divestiture of such assets and operations recently divested.
Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management to measure our segments’ operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles (GAAP), in Note 11 to our unaudited condensed consolidated financial statements.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Summary
     First quarter sales volume of 59.6 million tons was slightly below prior year levels reflecting lower production in the Powder River Basin to meet lower demand and deferred customer shipments in Australia driven primarily by lower demand due to the global economic downturn. Sales volume was also negatively affected by winter storms in the Powder River Basin. Revenues grew $194.0 million, or 15.3%, to $1.46 billion on improved pricing in all regions.
     Segment Adjusted EBITDA increased $108.5 million, or 37.3%, compared to the prior year primarily due to the price increases noted above. Partially offsetting the increases were the following:
•	Higher royalties and sales-related taxes due to higher coal pricing;

•	Additional costs associated with three Australian longwall moves;

•	Lower contributions from our Trading and Brokerage segment; and

•	Lower planned production volumes.
     Income from continuing operations, net of income taxes, increased by $62.4 million, or 79.9%, compared to the prior year due to the Segment Adjusted EBITDA items noted previously, partially offset by the following:
•	Lower gains on the sale or exchange of coal reserves and surface lands ($56.1 million); and

•	Higher depreciation, depletion and amortization related to our recently commissioned El Segundo Mine and significant capital additions at our largest mine, partially offset by lower production volumes.
Tons Sold
     The following table presents tons sold by operating segment:

	Three Months Ended
	March 31,		Increase (Decrease)
	2009	2008	Tons	%
	(Tons in millions)
Western U.S. Mining	40.8	42.3	(1.5)	(3.5)%
Midwestern U.S. Mining	7.8	7.3	0.5	6.8%
Australian Mining	4.5	5.5	(1.0)	(18.2)%
Trading and Brokerage	6.5	5.8	0.7	12.1%

Total tons sold	59.6	60.9	(1.3)	(2.1)%

Revenues
     The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Revenues
	2009	2008	$	%
	(Dollars in millions)
Western U.S. Mining	$653.8	$591.5	$62.3	10.5%
Midwestern U.S. Mining	310.7	260.7	50.0	19.2%
Australian Mining	367.4	296.5	70.9	23.9%
Trading and Brokerage	123.5	110.1	13.4	12.2%
Corporate and Other	4.7	7.3	(2.6)	(35.6)%

Total revenues	$1,460.1	$1,266.1	$194.0	15.3%

     Total revenues increased compared to the prior year across all operating segments. The primary drivers of the increases included the following:
•	U.S. Mining operations’ average sales price increased 15.7% over the prior year driven by the benefit of coal supply agreements signed before the global economic downturn as lower priced contracts rolled off in the West and higher Illinois Basin prices were realized. Revenues were also higher due to increased shipments from our Midwestern U.S. Mining operations and the addition of our El Segundo Mine. These increases were partially offset by lower volume in the Powder River Basin (5.4%) due to lower demand and winter storms.

•	Australian Mining operations’ average sales price increased 49.8% over the prior year reflecting higher contract pricing on annual contracts that began in the second quarter of 2008. The price increases were partially offset by a volume decrease of 18.2% from the prior year due to destocking of inventory and lower capacity utilization at steel customers (2009 metallurgical coal shipments of 0.8 million tons fell 1.2 million tons below prior year).
Segment Adjusted EBITDA
     The following table presents segment Adjusted EBITDA by operating segment:

			Increase (Decrease) to
	Three Months Ended		Segment Adjusted
	March 31,		EBITDA
	2009	2008	$	%
	(Dollars in millions)
Western U.S. Mining	$183.2	$153.7	$29.5	19.2%
Midwestern U.S. Mining	67.1	38.0	29.1	76.6%
Australian Mining	83.2	7.0	76.2	1088.6%
Trading and Brokerage	65.5	91.8	(26.3)	(28.6)%

Total Segment Adjusted EBITDA	$399.0	$290.5	$108.5	37.3%

     Our Australian Mining operations’ Adjusted EBITDA increased compared to the prior year primarily due to the higher contract pricing ($166.2 million). These favorable impacts were partially offset by volume decreases ($64.5 million), the cost impact of three longwall moves ($34.7 million) and increased government-imposed royalties related to higher coal pricing ($13.9 million).
     Adjusted EBITDA from our Western U.S. Mining operations increased during the three months ended March 31, 2009 primarily driven by an overall increase in average sales prices across the region ($62.7 million). Partially offsetting the pricing contribution was increased sales related costs ($24.4 million) and higher per ton costs driven by lower production to adjust to customer demand and winter storms in the Powder River Basin.
     Midwestern U.S. Mining operations’ Adjusted EBITDA increased during the three months ended March 31, 2009 due to an increase in the average sales price ($35.0 million), partially offset by increased maintenance and repair costs ($8.6 million) at certain of our underground mines.
     Trading and Brokerage operations’ Adjusted EBITDA decreased during the three months ended March 31, 2009 primarily due to lower price volatility and a general decline in market prices for coal compared to higher price volatility and an increase in market prices during the prior year quarter, which resulted in lower year-over-year unrealized earnings.
     Income From Continuing Operations Before Income Taxes
     The following table presents income from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2009	2008	$	%
	(Dollars in millions)
Total Segment Adjusted EBITDA	$399.0	$290.5	$108.5	37.3%
Corporate and Other Adjusted EBITDA	(73.6)	(8.9)	(64.7)	(727.0)%
Depreciation, depletion and amortization	(97.3)	(92.0)	(5.3)	(5.8)%
Asset retirement obligation expense	(9.4)	(6.7)	(2.7)	(40.3)%
Interest expense	(51.1)	(59.5)	8.4	14.1%
Interest income	2.8	1.1	1.7	154.5%

Income from continuing operations before income taxes	$170.4	$124.5	$45.9	36.9%

     Income from continuing operations before income taxes was higher than the prior year primarily due to the higher Total Segment Adjusted EBITDA discussed above and lower interest expense resulting from reduced debt balances, partially offset by lower Corporate and other Adjusted EBITDA, higher depreciation, depletion and amortization, and higher asset retirement obligation expense.
     Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income from our joint ventures, net gains on asset disposals or exchanges, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as generation development and Btu Conversion development costs. The decrease in Corporate and Other Adjusted EBITDA during the three months ended March 31, 2009 compared to 2008 was due to the following:
•	Lower net gains on disposals or exchanges of assets ($56.1 million). Net gains on disposals or exchanges during the three months ended March 31, 2009 were $3.3 million compared to gains on asset disposals or exchanges of $59.4 million in the prior year, which included a gain of $54.0 million from the sale of non-strategic coal reserves and surface lands located in Kentucky.

•	Lower equity income ($6.8 million) primarily from our 25.5% interest in Carbones del Guasare (owner and operator of the Paso Diablo Mine in Venezuela), which is primarily the result of lower productivity and higher costs due to ongoing labor issues.
     Depreciation, depletion and amortization was higher compared to the prior year due to:
•	Increased asset depreciation associated with the completion of our El Segundo Mine (commissioned in June 2008) and significant capital additions at our largest mine; and

•	Increased asset depletion in the Powder River Basin due to the impact of mining higher value coal reserves.
     These factors were partially offset by lower depletion expense resulting from lower volume in 2009.
Net Income Attributable to Common Stockholders
     The following table presents net income:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2009	2008	$	%
	(Dollars in millions)
Income from continuing operations before income taxes	$170.4	$124.5	$45.9	36.9%
Income tax provision	(29.9)	(46.4)	16.5	35.6%

Income from continuing operations, net of income taxes	140.5	78.1	62.4	79.9%
Income (loss) from discontinued operations	34.7	(20.2)	54.9	271.8%

Net income	175.2	57.9	117.3	202.6%
Net income attributable to noncontrolling interests	(5.2)	(0.9)	(4.3)	(477.8)%

Net income attributable to common stockholders	$170.0	$57.0	$113.0	198.2%

     Net income attributable to common stockholders increased compared to the prior year due to the increase in income from continuing operations before incomes taxes discussed above. The income tax provision was $16.5 million lower than prior year due to lower non-cash tax expense from the remeasurement of Australia income tax accounts ($16.8 million) due primarily to the strengthening of the Australian dollar during the prior year and the favorable rate difference resulting from higher foreign generated income in the current year ($11.9 million), partially offset by higher current year pre-tax earnings ($16.1 million). Also favorably impacting net income attributable to common stockholders was a $54.9 million increase in income from discontinued operations primarily due to the excise tax refund receivable recorded in 2009. See Note 3 to the unaudited condensed consolidated financial statements for more information related to the excise tax refund receivable.
Outlook
Near-Term Outlook
     The ongoing global economic downturn has reduced gross domestic product expectations for U.S., China and other major world economies, and is expected to temper pricing and the growth of coal demand in the near term. Year to date through February 2009, global steel production has declined 23% versus the comparable prior year period. Of major steel producing nations, only China is outpacing prior-year levels, with all other nations running 38% below 2008 on average. In the U.S., the American Iron and Steel Institute reported capacity utilization rates of 43% as of April 4, 2009. Global steel production in 2009 is anticipated to be as much as 20% lower than 2008. We estimate lower steel production will reduce 2009 seaborne metallurgical coal demand by 40 to 50 million metric tonnes. In response to expected declines in demand, metallurgical coal producers have been reducing planned production levels. As of April 2009, more than 40 million metric tonnes of seaborne metallurgical coal production cuts have been announced.
     By the end of 2008, published thermal coal prices in most major markets declined from their mid-2008 highs, largely reversing gains from the first half of 2008. The decline was initiated by the accelerated liquidation of positions by financial counterparties that was followed by mild weather across the northern hemisphere during the third quarter of 2008 and the onset of the global economic downturn over the second half of the year. For 2009, global electricity demand may decline from 2008 levels.
     As a result, we expect prices for our unpriced 2009 Australian-based metallurgical coal to be lower than in 2008. Our average 2009 Australian-based thermal coal pricing will reflect the expiration of lower-priced legacy contracts. Between January and April 2009, we announced planned Australian production cuts of 3 to 4 million tons of mostly metallurgical coal to match expected reductions in demand due to the global economic downturn. As of April 2009, for the last three quarters of the year, we have 3 to 3.5 million tons of Australian-based metallurgical coal available to be priced and up to 5 million tons of Australian-based thermal coal available to be priced.
     In the U.S., economic contraction, reduced exports and low natural gas prices could lead to 70 to 90 million tons of lower coal demand in 2009, with additional stockpile reduction needed to rebalance supply and demand. The Energy Information Administration (EIA) estimates U.S. gross domestic product will decline 2.7% in 2009, triggering decreases in domestic energy consumption for all major fuels. Year to date, coal-based electricity generation demand has declined nearly 6% from the prior year, or 15 million tons. The reduced coal generation contributed to an increase in utility inventory levels during the first quarter of 2009. Low natural gas prices in the U.S. and Europe are also expected to lower demand for coal and lead to reduced demand for U.S. exports. U.S. coal production is adjusting to changes in demand, with more than 60 million tons of announced production cuts from 50% of the U.S. production base as of April 2009.
     In January 2009, we announced 10 million tons of planned Powder River Basin production cuts for 2009 to better match production with expected demand. In April 2009, we announced plans to reduce 2009 U.S. production another 5 million tons across our U.S. operations. Our U.S. production is sold out for 2009.
     We are targeting full-year 2009 production of 185 to 190 million tons in the U.S. and 20 to 23 million tons in Australia. Total 2009 sales are expected to be in a range of 225 to 245 million tons.

     We continue to manage costs and operating performance to mitigate external cost pressures, geologic conditions and potentially adverse port and rail performance. To mitigate the external cost pressures, we have instituted a company-wide initiative to instill best practices at all operations. We may have higher per ton costs as a result of lower production levels due to market-driven changes in demand. We may also encounter poor geologic conditions, lower third-party contract miner or brokerage performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See Cautionary Notice Regarding Forward-Looking Statements and Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for additional considerations regarding our outlook.
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
     Long-Term Outlook
     While the current global economic conditions create near-term uncertainty, our long-term outlook remains positive. Coal has been the fastest-growing fuel for each of the past five years, with consumption growing nearly twice as fast as total energy use.
     The International Energy Agency’s World Energy Outlook estimates world primary energy demand will grow 45% between 2006 and 2030, with demand for coal rising 61%. China and India alone account for more than half of the expected incremental energy demand. Currently, 200 gigawatts of coal-fired electricity generating plants are under construction around the world, representing nearly 700 million tons of annual coal demand expected to come online in the next several years. In the U.S., 17 gigawatts of new coal-based generating capacity are under construction representing approximately 70 million tons of annual coal demand when they come online over the next three to four years.
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
     In March 2009, the U.S. House of Representatives Energy and Commerce Committee released a discussion draft of legislation which calls for an economy-wide, greenhouse gas cap-and-trade system and other complementary measures. While it is possible that the U.S. Congress will adopt some form of mandatory greenhouse gas legislation in the future, the timing and specific requirements of any such legislation are highly uncertain.
     In April 2009, the U.S. Environmental Protection Agency (EPA) published for public comment its proposed finding that atmospheric concentrations of greenhouse gases endanger public health and welfare within the meaning of the Clean Air Act and that emissions of greenhouse gases from new motor vehicles and new motor vehicle engines are contributing to air pollution which is endangering public health and welfare within the meaning of the Clean Air Act. The proposed finding, if finalized, would not by itself impose any regulatory requirements and does not contain any specific targets for reducing greenhouse gases. While the EPA’s proposed finding is technically limited to greenhouse gas emissions from new motor vehicles and new motor vehicle engines, a final endangerment finding by the EPA may lead to endangerment findings under other Clean Air Act programs, including those that relate directly to emissions from stationary sources.
     In May 2009, the Australian government announced changes to its proposed cap and trade emissions trading scheme, known as the Carbon Pollution Reduction Scheme. Included among the changes is a delay in the start date from July 1, 2010 to July 1, 2011, to manage the impacts of the global recession. Any final legislation will require approval from both houses of parliament.

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
     We continue to support clean coal technology development and voluntary initiatives addressing global climate change through our participation as a founding member of the FutureGen Alliance and the Australian COAL21 Fund, and through our participation in the Power Systems Development Facility, the PowerTree Carbon Company LLC, the Midwest Geopolitical Sequestration Consortium and the Asia-Pacific Partnership for Clean Development and Climate. In addition, we are the only non-Chinese equity partner in GreenGen, a planned near-zero emissions coal-fueled power plant with carbon capture and storage which is under development in China. We are also a founding member of Global Carbon Capture and Storage Institute, an international initiative to accelerate commercialization of CCS technologies through development of 20 integrated, industrial-scale demonstration projects.
     Clean coal technology development is being accelerated by the American Recovery and Reinvestment Act of 2009 (the Act), which was signed into law by President Obama in February 2009. The Act targets $3.4 billion for U.S. Department of Energy fossil fuel programs, including $1 billion for CCS research; $800 million for the Clean Coal Power Initiative, a 10-year program supporting commercial CCS; and $50 million for geology research.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K describes the critical accounting policies and estimates used in the preparation of our financial statements.
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
     We evaluate the quality and reliability of the assumptions and data used to measure fair value in the three hierarchy levels, Level 1, 2 and 3, as prescribed by SFAS No. 157 (see Note 4 and Note 12 to our unaudited condensed consolidated financial statements for additional information). Commodity swaps and options and physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements, with limited price availability were classified in Level 3. Indicators of less liquid markets are those which our positions extend out to periods where there is low trade activity or where broker quotes reflect wide pricing spreads. Generally, these instruments or contracts are valued using internally generated models that include quotes from one to three reputable brokers where forward pricing curves are projected. Our valuation techniques also include basis adjustments for heat rate, sulfur and ash content, port and freight costs, and credit and nonperformance risk. We validate our valuation inputs with third-party information and settlement prices from other sources where available.

     We have consistently applied these valuation techniques in all periods presented, and believe we have obtained the most accurate information available for the types of derivative contracts held. Valuation changes from period to period for each level will increase or decrease depending on: (i) the relative change in fair value for positions held, (ii) new positions added, (iii) realized amounts for completed trades, and (iv) transfers between levels. Our coal trading strategies utilize various swaps and derivative physical contracts, which are categorized by level in the table below. Periodic changes in fair value for purchase and sale positions, which are executed to lock in coal trading spreads, occur in each level and therefore the overall change in value of our coal-trading platform requires consideration of valuation changes across all levels.
     Net assets (liabilities) related to coal trading activities at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)
Level 1	$(1.5)	$(17.0)	$15.5
Level 2	369.2	337.8	31.4
Level 3	(3.6)	37.8	(41.4)

Total	$364.1	$358.6	$5.5

     Our coal-trading platform includes positions designed to secure forward pricing for some of our production (i.e. cash flow hedges wherein the effective portion of the change in the fair value is recorded as a separate component of stockholders’ equity until the hedged transaction occurs) as well as positions designed to generate current period trading results. Limited movement in the overall coal trading portfolio is due to minimal price movements since December 31, 2008 and relatively flat trading volumes. The fair value of coal trading positions designated as cash flow hedges of anticipated future sales was an asset of $209.1 million as of March 31, 2009 and an asset of $220.4 million as of December 31, 2008 (primarily classified as Level 2). The estimated realization of our aggregate coal trading portfolio of $364.1 million is 72% in 2009 and 87% by the end of 2010.
Level 3 Net Financial Asset (Liability) Detail
     The Level 3 net financial assets (liabilities) as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(Dollars in millions)
Commodity swaps and options — coal trading activities	$(3.6)	$(1.1)
Physical commodity purchase/sale contracts — coal trading activities	—	38.9

Total net financial assets (liabilities)	$(3.6)	$37.8

Total net financial liabilities measured at fair value	$(74.1)	$(129.2)

Percent of Level 3 net financial assets (liabilities) to total net financial liabilities measured at fair value	4.9%	Not meaningful (1)

(1)	Percentage of Level 3 net financial assets compared to total net financial liabilities is not meaningful due to overall liability position as of December 31, 2008.

     The following table summarizes the changes in our recurring Level 3 net financial assets (liabilities):

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Beginning of period	$37.8	$128.7
Total gains or losses (realized/unrealized):
Included in earnings	(4.7)	26.7
Included in other comprehensive income	(11.2)	(1.2)
Purchases, issuances and settlements	(18.0)	19.7
Net transfers out	(7.5)	—

End of period	$(3.6)	$173.9

     The following table summarizes the changes in unrealized gains (losses) relating to Level 3 net financial assets (liabilities) held both as of the beginning and the end of the period:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$(3.3)	$32.3

(1)	For the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and financing transactions, including the sale of our accounts receivable (through our securitization program). Our primary uses of cash include our cash costs of coal production, capital expenditures, federal coal lease payments, interest costs and costs related to past mining obligations as well as acquisitions. Our ability to pay dividends, service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. Future dividends and share repurchases, among other restricted items, are subject to limitations imposed in the covenants of our 5.875% and 6.875% Senior Notes and Convertible Junior Subordinated Debentures (the Debentures). We generally fund our capital expenditure requirements with cash generated from operations.
     We believe our available borrowing capacity and operating cash flows will be sufficient in the near term. As of March 31, 2009, we had $1.5 billion of available borrowing capacity under our Senior Unsecured Credit Facility, net of outstanding letters of credit. The Senior Unsecured Credit Facility matures on September 15, 2011.
     In Australia, we have a bank overdraft facility that has a total capacity of approximately $15 million Australian dollars (approximately $10 million U.S. dollars). As of March 31, 2009, we had approximately $1 million of available capacity under this facility.
     Our two defined benefit pension plans experienced negative returns in 2008 due to equity market performance. The Pension Protection Act of 2006 (the Pension Protection Act), which was effective January 1, 2008, increased the long-term funding targets for single employer pension plans from 90% to 100%. In addition, the Pension Protection Act restricts “at risk” (generally defined as under 80% funded) plans from making lump sum payments and increasing benefits unless they are funded immediately, and also requires that the plan give participants notice regarding the at-risk status of the plan. If a plan falls below 60%, lump sum payments are prohibited and participant benefit accruals cease.

     During the three months ended March 31, 2009, we made funding contributions of $1.0 million to our pension plans and expect to make approximately $32 million through the remainder of 2009.
     Net cash provided by operating activities from continuing operations increased $122.5 million compared to the prior year primarily due to a current year increase in operating cash flows generated from our mining operations and our trading and brokerage segment, partially offset by the timing of cash flows for working capital.
     Net cash used in investing activities decreased $2.1 million compared to the prior year that primarily reflects lower capital spending of $21.8 million in 2009, mostly offset by a decrease in cash proceeds of $19.2 million related to asset disposals, net of notes receivable.
     Net cash associated with financing activities reflects a use of $7.2 million during the first three months of 2009 compared to $86.4 million in cash provided in the prior year comparable quarter. The change is due to the $93.3 million increase in our Revolving Credit Facility during the first three months of 2008 that was used to temporarily support capital investment needs. There were no such borrowings during the first three months of 2009.
     Our total indebtedness as of March 31, 2009 and December 31, 2008, consisted of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in millions)
Term Loan under the Senior Unsecured Credit Facility	$490.3	$490.3
Convertible Junior Subordinated Debentures due 2066	370.3	369.9
7.375% Senior Notes due 2016	650.0	650.0
6.875% Senior Notes due 2013	650.0	650.0
7.875% Senior Notes due 2026	247.1	247.0
5.875% Senior Notes due 2016	218.1	218.1
6.84% Series C Bonds due 2016	43.0	43.0
6.34% Series B Bonds due 2014	18.0	18.0
6.84% Series A Bonds due 2014	10.0	10.0
Capital lease obligations	78.4	81.2
Fair value hedge adjustment	10.0	15.1
Other	0.9	1.0

Total	$2,786.1	$2,793.6

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
Capital Expenditures
     Total capital expenditures for 2009 are expected to be up to $450 million, excluding federal coal reserve lease payments. These planned expenditures relate to sustaining capital at our existing mines, development of our Bear Run Mine in the Midwest, and the funding our Prairie State Energy Campus investment.

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
     Under our accounts receivable securitization program, undivided interests in a pool of eligible trade receivables contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit (Conduit). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We utilize proceeds from the sale of our accounts receivable as an alternative to other forms of debt, effectively reducing our overall borrowing costs. The securitization program and the underlying facilities will effectively expire in May 2009, which we anticipate renewing. The securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the condensed consolidated balance sheets. The amount of undivided interests in accounts receivable sold to the Conduit was $229.0 million as of March 31, 2009 and $275.0 million as of December 31, 2008.
     There were no other material changes to our off-balance sheet arrangements during the three months ended March 31, 2009. See Note 14 to our unaudited condensed consolidated financial statements for a discussion of our guarantees. Our off-balance sheet arrangements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
Coal Trading Activities and Related Commodity Price Risk
     We engage in over-the-counter and direct trading of coal and ocean freight to support our coal-related activities. These activities give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the market value of a particular commitment. We actively measure, monitor and adjust traded position levels to remain within risk limits prescribed by management. For example, we have policies in place that limit the amount of total exposure, in value at risk terms, that we may assume at any point in time.
     We account for coal trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, options and swaps, at market value in our consolidated financial statements. Our trading portfolio included forwards and swaps as of March 31, 2009 and December 31, 2008.

     We perform a value at risk analysis on our coal trading portfolio, which includes over-the-counter and brokerage trading of coal. The use of value at risk allows us to quantify in dollars, on a daily basis, the price risk inherent in our trading portfolio. Value at risk represents the potential loss in value of our mark-to-market portfolio due to adverse market movements over a defined time horizon (liquidation period) within a specified confidence level. Our value at risk model is based on the industry standard variance/co-variance approach. This captures our exposure related to option, swap and forward positions. Our value at risk model assumes a 5 to 15-day holding period and a 95% one-tailed confidence interval. This means that there is a one in 20 statistical chance that the portfolio would lose more than the value at risk estimates during the liquidation period. Our volatility calculation incorporates an exponentially weighted moving average algorithm based on the previous 60 market days, which makes our volatility more representative of recent market conditions, while still reflecting an awareness of historical price movements.
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
     During the three months ended March 31, 2009, the combined actual low, high, and average values at risk for our coal trading portfolio were $6.7 million, $11.2 million, and $9.1 million, respectively. Our value at risk increased over the prior year due to greater price volatility in the eastern U.S. and international coal markets.
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
     In addition to credit risk, performance risk includes the possibility that a counterparty fails to deliver or accept agreed production or trading volumes. When appropriate (as determined by our credit management function), we have taken steps to reduce our exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of failure to pay.
     We conduct our various hedging activities related to foreign currency, interest rate management, and fuel and explosives exposures with a variety of highly-rated commercial banks. In light of the recent turmoil in the financial markets we continue to closely monitor counterparty creditworthiness.

Foreign Currency Risk
     We utilize currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. Our currency hedging program for 2009 targets hedging approximately 70% of our anticipated Australian dollar-denominated operating expenditures. The accounting for these derivatives is discussed in Note 12 to our unaudited condensed consolidated financial statements. Assuming we had no hedges in place, our exposure in operating costs and expenses due to a five-cent change in the Australian dollar/U.S. dollar exchange rate is approximately $81 million for the next 12 months. However, taking into consideration hedges currently in place, our net exposure to the same rate change is approximately $25 million for the next 12 months. The chart at the end of Item 3. shows the notional amount of our forward contracts as of March 31, 2009.
Interest Rate Risk
     Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we manage fixed-rate debt as a percent of net debt through the use of various hedging instruments, which are discussed in detail in Note 12 to our unaudited condensed consolidated financial statements. As of March 31, 2009, after taking into consideration the effects of interest rate swaps, we had $2.3 billion of fixed-rate borrowings and $0.5 billion of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $5 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $115 million in the estimated fair value of these borrowings.
Other Non-trading Activities — Commodity Price Risk
Long-term Coal Contracts
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 90% of our worldwide sales volume under long-term coal supply agreements during 2008.
Diesel Fuel and Explosives Hedges
     Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. To manage this risk, we use a combination of forward contracts with our suppliers and financial derivative contracts, which are primarily swap contracts with financial institutions.
     Notional amounts outstanding under fuel-related, derivative swap contracts are noted in the chart at the end of Item 3. We expect to consume 125 to 130 million gallons of fuel in the next 12 months. A $10 dollar per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual fuel costs (ignoring the effects of hedging) by approximately $31 million.
     Notional amounts outstanding under explosives-related swap contracts are noted in the chart below. We expect to consume 335,000 to 345,000 tons of explosives in the next 12 months in the U.S. Explosives costs in Australia are generally included with the fees paid to our contract miners. Based on our expected usage, a price change in natural gas (often a key component in the production of explosives) of one dollar per million MMBtu (ignoring the effects of hedging) would result in an increase or decrease in our annual explosives costs of approximately $6 million.

     The following summarizes our interest rate, foreign currency and commodity positions at March 31, 2009:

	Notional Amount by Term to Maturity
							2014 and
	Total	2009	2010	2011	2012	2013	Thereafter
Interest Rate Swaps
Fixed-to-floating (dollars in millions)	$150.0	$—	$—	$—	$—	$50.0	$100.0
Floating-to-fixed (dollars in millions)	$186.0	$—	$—	$120.0	$—	$—	$66.0

Foreign Currency
A$:US$ forwards and options (A$ millions)	2,430.4	891.1	919.3	540.0	80.0	—	—

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	168.7	73.8	64.4	27.9	2.6	—	—
U.S. explosives hedge contracts (million MMBtu)	5.2	2.2	3.0	—	—	—	—

	Account Classification by			Fair Value -
	Cash Flow	Fair Value	Economic	Asset
	Hedge	Hedge	Hedge	(Liability)
Interest Rate Swaps
Fixed-to-floating (dollars in millions)	$—	$150.0	$—	$4.8
Floating-to-fixed (dollars in millions)	$186.0	$—	$—	$(17.7)

Foreign Currency
A$:US$ forwards and options (A$ millions)	2,430.4	—	—	(249.2)

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	165.3	—	3.4	(157.5)
U.S. explosives hedge contracts (million MMBtu)	4.8	—	0.4	(18.6)
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009, and have concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
     Additionally, during the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 13 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In July 2005, our Board of Directors authorized a share repurchase program of up to 5% of the then outstanding shares of our common stock, approximately 13 million shares. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. In addition, our Board of Directors had previously authorized our Chairman and Chief Executive Officer to repurchase up to $100 million of our common stock outside the share repurchase program. In October 2008, our Board of Directors amended the share repurchase program to increase the total authorized amount to $1 billion. The amended repurchase program does not have an expiration date and may be discontinued at any time. As of March 31, 2009, there was $700.4 million available for share repurchases under the program. There were no share repurchases under this program during the three months ended March 31, 2009.

				Maximum Dollar
				Value that May
			Total Number of	Yet Be Used to
	Total		Shares Purchased	Repurchase Shares
	Number of	Average	as Part of Publicly	Under the Publicly
	Shares	Price per	Announced	Announced Program
Period	Purchased(1)	Share	Program	(In Millions)
January 1 through January 31, 2009	63,234	$26.02	—	$700.4
February 1 through February 28, 2009	118	22.00	—	700.4
March 1 through March 31, 2009	1,332	23.67	—	700.4

Total	64,684	$25.96	—

(1)	Includes 64,684 shares withheld to cover the withholding taxes upon the vesting of restricted stock.
Item 6. Exhibits.
     See Exhibit Index at page 49 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date: May 8, 2009	By:	/s/ MICHAEL C. CREWS
Michael C. Crews
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2008).

4.1*	5 7/8% Senior Notes due 2016 Thirtieth Supplemental Indenture, dated as of March 13, 2009, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee.

4.2*	7 3/8% Senior Notes due 2016 Thirty-First Supplemental Indenture, dated as of March 13, 2009, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee.

4.3*	7 7/8% Senior Notes due 2026 Thirty-Second Supplemental Indenture, dated as of March 13, 2009, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee.

4.4*	6 7/8% Senior Notes due 2013 Eighteenth Supplemental Indenture, dated as of March 13, 2009, among the Registrant, the Guaranteeing Subsidiaries (as defined therein), and U.S. Bank National Association, as trustee.

4.5*	Notice of Adjustment of Conversion Rate of 4.75% Convertible Junior Subordinated Debentures Due 2066, dated February 8, 2009.

10.1	Indemnification Agreement dated as of March 2, 2009 by and between the Registrant and M. Frances Keeth. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 2, 2009).

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Financial Officer.

*	Filed herewith.