Form 10-Q
period 2009-09-30
PEABODY ENERGY CORP
filed 2009-11-06
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 267,835,698 shares of common stock with a par value of $0.01 per share outstanding at October 30, 2009.

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	1

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	2

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	3

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2009	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	52

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6. Exhibits	53

SIGNATURE	54

EXHIBIT INDEX	55
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions, except per share data)
Revenues
Sales	$1,537.0	$1,744.2	$4,023.5	$4,328.1
Other revenues	130.0	145.4	434.7	339.0

Total revenues	1,667.0	1,889.6	4,458.2	4,667.1

Costs and Expenses
Operating costs and expenses	1,261.4	1,232.9	3,310.2	3,256.4
Depreciation, depletion and amortization	108.0	101.7	305.5	284.4
Asset retirement obligation expense	12.8	15.5	31.8	31.2
Selling and administrative expenses	55.3	44.2	148.8	138.2
Other operating (income) loss:
Net gain on disposal or exchange of assets	(2.8)	(4.8)	(16.2)	(67.8)
(Income) loss from equity affiliates	12.0	3.5	22.7	(2.9)

Operating profit	220.3	496.6	655.4	1,027.6
Interest expense	52.3	54.4	151.6	171.6
Interest income	(2.2)	(3.5)	(6.2)	(7.0)

Income from continuing operations before income taxes	170.2	445.7	510.0	863.0
Income tax provision	57.0	62.5	165.6	155.4

Income from continuing operations, net of income taxes	113.2	383.2	344.4	707.6
Income (loss) from discontinued operations, net of income taxes	(2.4)	(11.4)	23.6	(42.1)

Net income	110.8	371.8	368.0	665.5
Less: Net income attributable to noncontrolling interests	4.0	2.3	12.0	5.7

Net income attributable to common stockholders	$106.8	$369.5	$356.0	$659.8

Income From Continuing Operations
Basic earnings per share	$0.41	$1.40	$1.24	$2.59

Diluted earnings per share	$0.41	$1.39	$1.23	$2.57

Net Income Attributable to Common Stockholders
Basic earnings per share	$0.40	$1.36	$1.33	$2.43

Diluted earnings per share	$0.40	$1.35	$1.32	$2.42

Dividends declared per share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
	(Amounts in millions, except
	share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$790.8	$449.7
Accounts receivable, net of allowance for doubtful accounts of $17.7 at September 30, 2009 and $24.8 at December 31, 2008	339.8	382.2
Inventories	357.2	276.2
Assets from coal trading activities, net	360.4	662.8
Deferred income taxes	12.5	1.7
Other current assets	228.4	198.7

Total current assets	2,089.1	1,971.3
Property, plant, equipment and mine development
Land and coal interests	7,505.4	7,349.4
Buildings and improvements	887.7	858.1
Machinery and equipment	1,315.1	1,245.1
Less: accumulated depreciation, depletion and amortization	(2,480.0)	(2,155.3)

Property, plant, equipment and mine development, net	7,228.2	7,297.3
Investments and other assets	542.2	427.0

Total assets	$9,859.5	$9,695.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$13.7	$17.0
Liabilities from coal trading activities, net	121.3	304.2
Accounts payable and accrued expenses	1,188.4	1,535.0

Total current liabilities	1,323.4	1,856.2

Long-term debt, less current maturities	2,763.2	2,776.6
Deferred income taxes	344.9	20.8
Asset retirement obligations	431.2	418.7
Accrued postretirement benefit costs	767.3	766.0
Other noncurrent liabilities	444.8	737.8

Total liabilities	6,074.8	6,576.1

Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2009 or December 31, 2008	—	—
Series A Junior Participating Preferred Stock — 1,500,000 shares authorized, no shares issued or outstanding as of September 30, 2009 or December 31, 2008	—	—
Perpetual Preferred Stock — 750,000 shares authorized, no shares issued or outstanding as of September 30, 2009 or December 31, 2008	—	—
Series Common Stock — $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of September 30, 2009 or December 31, 2008	—	—
Common Stock — $0.01 per share par value; 800,000,000 shares authorized, 276,370,726 shares issued and 267,728,748 shares outstanding as of September 30, 2009 and 275,211,240 shares issued and 266,644,979 shares outstanding as of December 31, 2008	2.8	2.8
Additional paid-in capital	2,054.4	2,020.2
Retained earnings	2,110.3	1,802.4
Accumulated other comprehensive loss	(65.9)	(388.5)
Treasury shares, at cost: 8,641,978 shares as of September 30, 2009 and 8,566,261 shares as of December 31, 2008	(321.0)	(318.8)

Peabody Energy Corporation’s stockholders’ equity	3,780.6	3,118.1
Noncontrolling interests	4.1	1.4

Total stockholders’ equity	3,784.7	3,119.5

Total liabilities and stockholders’ equity	$9,859.5	$9,695.6

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$368.0	$665.5
(Income) loss from discontinued operations, net of income taxes	(23.6)	42.1

Income from continuing operations, net of income taxes	344.4	707.6
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	305.5	284.4
Deferred income taxes	99.6	(25.7)
Share-based compensation	28.0	26.1
Amortization of debt discount and debt issuance costs	5.8	5.7
Net gain on disposal or exchange of assets	(16.2)	(67.8)
(Income) loss from equity affiliates	22.7	(2.9)
Revenue recovery on coal supply agreement	—	(56.9)
Dividends received from equity affiliates	—	19.9
Changes in current assets and liabilities:
Accounts receivable, including securitization	43.5	(149.1)
Inventories	(81.0)	(10.7)
Net assets from coal trading activities	68.8	(163.1)
Other current assets	15.3	5.0
Accounts payable and accrued expenses	(146.5)	236.8
Asset retirement obligations	23.2	22.9
Workers’ compensation obligations	2.0	2.5
Accrued postretirement benefit costs	5.1	(1.2)
Contributions to pension plans	(37.7)	(20.2)
Distributions to noncontrolling interests	(9.3)	(1.6)
Other, net	(9.0)	(13.2)

Net cash provided by continuing operations	664.2	798.5
Net cash used in discontinued operations	(6.2)	(106.0)

Net cash provided by operating activities	658.0	692.5

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(143.9)	(172.5)
Acquisition of noncontrolling interests (Millennium Mine)	—	(106.9)
Investment in Prairie State Energy Campus	(41.6)	(28.5)
Federal coal lease expenditures	(123.6)	(178.5)
Proceeds from disposal of assets, net of notes receivable	47.5	36.3
Additions to advance mining royalties	(4.9)	(4.1)
Investments in equity affiliates and joint ventures	(10.0)	(2.7)

Net cash used in continuing operations	(276.5)	(456.9)
Net cash used in discontinued operations	—	(1.6)

Net cash used in investing activities	(276.5)	(458.5)

Cash Flows From Financing Activities
Change in revolving line of credit	—	(97.7)
Payments of long-term debt	(11.4)	(27.6)
Common stock repurchase	—	(58.3)
Dividends paid	(48.1)	(48.9)
Excess tax benefit related to stock options exercised	—	27.5
Proceeds from stock options exercised	1.1	13.7
Change in bank overdraft facility	12.9	10.8
Proceeds from employee stock purchases	5.1	5.2

Net cash used in financing activities	(40.4)	(175.3)

Net change in cash and cash equivalents	341.1	58.7
Cash and cash equivalents at beginning of period	449.7	45.3

Cash and cash equivalents at end of period	$790.8	$104.0

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation’s Stockholders’ Equity
		Additional			Accumulated		Total
		Paid-in		Retained	Other Comprehensive	Noncontrolling	Stockholders’
	Common Stock	Capital	Treasury Stock	Earnings	Loss	Interests	Equity
	(Dollars in millions)
December 31, 2008	$2.8	$2,020.2	$(318.8)	$1,802.4	$(388.5)	$1.4	$3,119.5
Comprehensive income:
Net income	—	—	—	356.0	—	12.0	368.0
Increase in fair value of cash flow hedges (net of $210.5 tax provision)	—	—	—	—	321.2	—	321.2
Postretirement plans and workers’ compensation obligations (net of $0.9 tax provision)	—	—	—	—	1.4	—	1.4

Comprehensive income				356.0	322.6	12.0	690.6

Dividends paid	—	—	—	(48.1)	—	—	(48.1)
Employee stock purchases	—	5.1	—	—	—	—	5.1
Share-based compensation	—	28.0	—	—	—	—	28.0
Stock options exercised	—	1.1	—	—	—	—	1.1
Shares relinquished	—	—	(2.2)	—	—	—	(2.2)
Distributions to noncontrolling interests	—	—	—	—	—	(9.3)	(9.3)

September 30, 2009	$2.8	$2,054.4	$(321.0)	$2,110.3	$(65.9)	$4.1	$3,784.7

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
     The accompanying condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2008 has been derived from the Company’s audited consolidated balance sheet as provided in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on August 6, 2009. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2009.
     The Company classifies items within discontinued operations in the unaudited condensed consolidated statements of operations when the operations and cash flows of a particular component (defined as operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity) of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction, and the Company will no longer have any significant continuing involvement in the operations of that component. See Note 4 for additional details related to discontinued operations.
(2) Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
     Newly Adopted Accounting Standards
     In May 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard that was effective upon issuance that establishes accounting and disclosure guidance for subsequent events, which are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company evaluated subsequent events after the balance sheet date of September 30, 2009 through the filing of this report with the SEC on November 6, 2009.
     In April 2009, the FASB issued an accounting standard which requires disclosures of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on a company’s balance sheet, in interim reporting periods and in financial statements for annual reporting periods. A related standard was also issued in April 2009 which requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. The Company adopted the standards on June 30, 2009. See Note 15 for further information.
     In April 2009, the FASB issued an accounting standard which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The standard also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires that a reporting entity: (1) disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period, and (2) define the “major category” for any equity securities and debt securities to be based on the “major security types” (nature and risk of the security). The Company adopted the standard on June 30, 2009. While adoption of the standard had an impact on the Company’s disclosures, it did not affect the Company’s results of operations or financial condition.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In June 2008, the FASB issued an accounting standard which addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share (EPS) under the “two-class method.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the standard, the Company’s unvested restricted stock awards are considered participating securities because they entitle holders to receive nonforfeitable dividends during the vesting term. In applying the two-class method, undistributed earnings are allocated between common shares and unvested restricted stock awards. The standard became effective for the Company on January 1, 2009 where the two-class method of computing basic and diluted EPS was applied for all periods presented. See Note 12 for additional information.
     In March 2008, the FASB issued an accounting standard which expands the disclosure requirements for derivative instruments and hedging activities. The standard specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under the “Derivatives and Hedging” topic of the FASB Accounting Standards Codification (ASC), and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The standard was effective for the Company for the fiscal year beginning January 1, 2009. While the standard had an impact on the Company’s disclosures, it did not affect the Company’s results of operations or financial condition. These additional disclosures are included in Note 15.
     In May 2008, the FASB issued an accounting standard which clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of the “Debt” topic of the FASB ASC. The standard also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when recognizing interest cost in subsequent periods. The standard was effective for the Company for the fiscal year beginning January 1, 2009. Prior period balances in this report have been adjusted to conform with these provisions.
     In December 2007, the FASB issued an accounting standard which establishes accounting and reporting guidance for noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. The standard requires noncontrolling interests (minority interests) to be reported as a separate component of equity. In addition, the standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The standard was effective for the Company for the fiscal year beginning January 1, 2009. Prior period balances in this report have been adjusted to conform with these provisions.
     In December 2007, the FASB issued an accounting standard which changes the principles and requirements for the recognition and measurement of identifiable assets acquired, liabilities assumed and any noncontrolling interest of an acquiree in the financial statements of an acquirer. This standard also provides for the recognition and measurement of goodwill acquired in a business combination and related disclosure. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning January 1, 2009. In April 2009, the FASB issued additional guidance on this topic, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and related disclosures arising from contingencies in a business combination. Under this guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. This standard is effective for business combinations with an acquisition date that is on or after the beginning of the first annual reporting period beginning January 1, 2009.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Accounting Standards Not Yet Implemented
     In August 2009, the FASB issued accounting guidance that clarified the fair value measurement of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. In those circumstances, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of ASC Topic 820, such as a present value technique or market approach. The guidance also clarified that when estimating the fair value liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. Additionally, the guidance clarified that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance is effective for the first reporting period, including interim periods, after issuance, which is the fourth quarter of 2009 for the Company. The Company is currently evaluating the effect, if any, the guidance will have on its results of operations and financial condition.
     In June 2009, the FASB issued accounting guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is applicable for annual periods beginning after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the effect, if any, the guidance will have on its results of operations and financial condition.
     In June 2009, the FASB issued an accounting standard that seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The standard is effective for annual periods beginning after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the effect, if any, the standard will have on its results of operations, financial condition, or cash flows.
     In December 2008, the FASB issued an accounting standard to provide for additional transparency on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including the concentrations of risk in those plans. The effective date of the standard is for fiscal years and interim periods beginning after December 15, 2009 (January 1, 2010 for the Company). While the adoption of this standard will have an impact on the Company’s disclosures, it will not affect the Company’s results of operations or financial condition.
(3) Acquisition of Noncontrolling Interests
     In the third quarter of 2008, the Company expanded its Australia coal presence by purchasing the remaining 15.4% share of the Millennium Mine in Queensland, Australia from the former noncontrolling shareholders for $106.9 million. The purchase price in excess of the noncontrolling interest book value was preliminarily allocated to land and coal interests in the amount of $55.1 million and deferred taxes in the amount of $47.4 million. During the third quarter of 2009, a purchase price allocation adjustment was recorded, which reallocated $3.5 million to deferred taxes and reduced land and coal interests by the same amount. The Millennium Mine was completed in 2007 as part of the Company’s expansion to serve seaborne metallurgical coal markets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)	Discontinued Operations
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
     Revenues from the spun-off operations are the result of supply agreements the Company entered into with Patriot to meet commitments under non-assignable pre-existing customer agreements sourced from Patriot mining operations. The Company makes no profit as part of these arrangements. The loss from discontinued operations for the nine months ended September 30, 2008 was primarily related to the write-off of a $19.4 million receivable related to excise taxes previously paid on export shipments produced from discontinued operations. As part of the Patriot spin-off, the Company retained a receivable for excise tax refunds on export shipments that had previously been ruled unconstitutional by the appellate court. The U.S. Supreme Court reversed the appellate court’s ruling on April 15, 2008, and the Company recorded the charge to discontinued operations.
     In October 2008, the Energy Improvement and Extension Act of 2008 was enacted, which contained provisions that allow for the refund of coal excise tax collected on coal exported from the U.S. between January 1, 1990 and the date of the legislation. The Company’s claim for refund was approved by the Internal Revenue Service (IRS) in 2009. During the nine months ended September 30, 2009 the refund of approximately $35 million (net of income taxes) was recorded in “Income (loss) from discontinued operations, net of income taxes” in the unaudited condensed consolidated statement of operations. Approximately $59 million was received during 2009 and is shown in net cash used in discontinued operations as a component of cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.
     Baralaba
     In December 2008, the Company sold its Baralaba Mine, a non-strategic Australian mine. Income tax benefit for the three and nine months ended September 30, 2008 was completely offset by valuation allowances recorded against the deferred tax assets created by operating losses.
     Assets Held For Sale
     The Company has committed to the divestiture of certain non-strategic Midwestern U.S. mining assets and the divestiture of certain non-strategic Australian mining assets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Operating results related to discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in millions)
Revenues:
Patriot Coal Corporation	$83.0	$83.8	$222.9	$349.5
Baralaba	—	5.0	—	12.4
Assets held for sale	5.6	16.1	20.5	45.6

Total	$88.6	$104.9	$243.4	$407.5

Income (loss) before income taxes:
Patriot Coal Corporation	$(5.0)	$(3.3)	$44.2	$(23.1)
Baralaba	—	(5.3)	—	(15.0)
Assets held for sale	(0.1)	(6.2)	(6.6)	(20.8)

Total	$(5.1)	$(14.8)	$37.6	$(58.9)

Income tax provision (benefit):
Patriot Coal Corporation	$(1.9)	$(1.0)	$17.0	$(9.1)
Baralaba	—	—	—	—
Assets held for sale	(0.8)	(2.4)	(3.0)	(7.7)

Total	$(2.7)	$(3.4)	$14.0	$(16.8)

Income (loss) net of income taxes:
Patriot Coal Corporation	$(3.1)	$(2.3)	$27.2	$(14.0)
Baralaba	—	(5.3)	—	(15.0)
Assets held for sale	0.7	(3.8)	(3.6)	(13.1)

Total	$(2.4)	$(11.4)	$23.6	$(42.1)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Assets and liabilities related to discontinued operations were as follows:

	September 30, 2009			December 31, 2008
		Assets held			Assets held
	Patriot	for sale	Total	Patriot	for sale	Total
	(Dollars in millions)
Assets
Current assets
Other current assets	$40.2	$—	$40.2	$51.0	$—	$51.0

Total current assets	40.2	—	40.2	51.0	—	51.0

Noncurrent assets
Investments and other assets	—	27.3	27.3	4.9	30.4	35.3

Total assets	$40.2	$27.3	$67.5	$55.9	$30.4	$86.3

Liabilities
Current liabilities
Accounts payable and accrued expenses	$32.6	$3.5	$36.1	$69.1	$5.4	$74.5

Total current liabilities	32.6	3.5	36.1	69.1	5.4	74.5
Noncurrent liabilities
Other noncurrent liabilities	2.4	12.9	15.3	12.8	14.0	26.8

Total liabilities	$35.0	$16.4	$51.4	$81.9	$19.4	$101.3

     “Other current assets” in the Patriot column included receivables from customers in relation to the supply agreements with Patriot and “Accounts payable and accrued expenses” in the Patriot column included the amounts due to Patriot on these pass-through transactions.
(5) Assets and Liabilities from Coal Trading Activities
     The fair value of assets and liabilities from coal trading activities is set forth below:

	September 30, 2009		December 31, 2008
	(Dollars in millions)
	Gross Basis	Net Basis	Gross Basis	Net Basis
Assets from coal trading activities	$1,096.2	$360.4	$1,969.7	$662.8
Liabilities from coal trading activities	(810.5)	(121.3)	(1,548.5)	(304.2)

Subtotal	285.7	239.1	421.2	358.6
Net margin held (1)	(46.6)	—	(62.6)	—

Net value of coal trading positions	$239.1	$239.1	$358.6	$358.6

(1)	Includes net margin held from counterparties of $49.4 million and net margin posted with counterparties of $2.8 million at September 30, 2009 and net margin held from counterparties of $62.6 million at December 31, 2008.
     As of September 30, 2009, forward contracts made up 52% and 72% of the Company’s trading assets and liabilities, respectively; financial swaps represent most of the remaining balances. The fair value of coal trading positions designated as cash flow hedges of anticipated future sales was an asset of $136.0 million as of September 30, 2009 and an asset of $220.4 million as of December 31, 2008. The net value of trading positions, including those designated as hedges of future cash flows, represents the fair value of the trading portfolio.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of September 30, 2009, the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage of Portfolio
Expiration	Total
2009	51%
2010	21%
2011	27%
2012	1%

100%

     At September 30, 2009, 65% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 35% was with non-investment grade counterparties. The Company’s coal trading operations traded 36.3 million tons and 64.4 million tons for the three months ended September 30, 2009 and 2008, respectively, and 142.9 million tons and 151.4 million tons for the nine months ended September 30, 2009 and 2008, respectively.
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
(7) Inventories
     Inventories as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(Dollars in millions)
Materials and supplies	$115.9	$109.6
Raw coal	76.7	22.7
Saleable coal	164.6	143.9

Total	$357.2	$276.2

     Inventory increased during the nine months ended September 30, 2009 primarily due to higher raw and saleable coal volumes and higher value inventories in Australia.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8) Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in millions)
Trade accounts payable	$331.2	$427.2
Accrued taxes other than income	194.8	170.8
Other accrued expenses	168.1	126.8
Accrued payroll and related benefits	114.0	120.2
Accrued health care	82.6	82.5
Income taxes payable	79.5	142.7
Accrued royalties	59.3	77.7
Commodity and foreign currency hedge contracts	54.4	261.1
Accrued interest	49.7	31.1
Workers’ compensation obligations	8.7	8.7
Accrued environmental	6.4	7.6
Other accrued benefits	3.6	4.1
Liabilities associated with discontinued operations	32.6	69.1
Liabilities associated with assets held for sale	3.5	5.4

Total accounts payable and accrued expenses	$1,188.4	$1,535.0

(9) Income Taxes
     The income tax rate differed from the U.S. federal statutory rate as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(Dollars in millions)
Federal statutory rate	$59.6	$156.1	$178.5	$302.1
Excess depletion	(1.1)	(17.4)	(35.9)	(35.5)
Foreign earnings rate differential	(19.6)	(23.8)	(43.3)	(49.2)
Remeasurement of foreign taxes	22.3	(62.7)	69.1	(29.3)
State income taxes, net of U.S. federal tax benefit	3.0	3.2	5.0	4.6
Tax credits	0.3	(3.4)	(10.0)	(9.6)
Changes in valuation allowance	3.0	2.3	9.5	(41.6)
Changes in tax reserves	1.3	1.0	4.4	2.0
Other, net	(11.8)	7.2	(11.7)	11.9

Total provision	$57.0	$62.5	$165.6	$155.4

     The change in the deferred tax balances during the three and nine months ended September 30, 2009 were driven by changes in the Company’s cash flow hedges, remeasurement of foreign income tax accounts and utilization of net operating loss carryforwards.
     The total amount of the net unrecognized tax benefits was $176.9 million ($186.3 million gross) at December 31, 2008. As a result of the Company’s ongoing IRS audit for the 2005 and 2006 tax years, the Company reduced the amount of the net unrecognized tax benefits by $80.6 million for the quarter ended September 30, 2009. The corresponding adjustment was a reduction of the deferred tax asset associated with net operating losses.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) Accumulated Other Comprehensive Income (Loss)
     The following table sets forth the after-tax components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2009:

		Net Actuarial
		Loss
		Associated with
		Postretirement	Prior Service		Total
	Foreign	Plans and	Cost Associated		Accumulated
	Currency	Workers’	With		Other
	Translation	Compensation	Postretirement	Cash Flow	Comprehensive
	Adjustment	Obligations	Plans	Hedges	Loss
			(Dollars in millions)
December 31, 2008	$3.1	$(220.4)	$(18.7)	$(152.5)	$(388.5)
Net increase in value of cash flow hedges	—	—	—	210.8	210.8
Reclassification from other comprehensive income to earnings	—	8.9	1.3	110.4	120.6
Current period change	—	(8.8)	—	—	(8.8)

September 30, 2009	$3.1	$(220.3)	$(17.4)	$168.7	$(65.9)

     Comprehensive income (loss) differs from net income by the amount of unrealized gain or loss resulting from valuation changes of the Company’s cash flow hedges (which include fuel and explosives hedges, currency hedges, traded coal index contracts and interest rate swaps) and the change in actuarial loss and prior service cost. The values of the Company’s cash flow hedging instruments are primarily affected by changes in interest rates, crude oil, diesel fuel, natural gas and coal prices and the U.S. dollar/Australian dollar exchange rate. The change in the value of the cash flow hedges during 2009 was primarily due to the strengthening of the Australian dollar against the U.S. dollar.
(11) Long-Term Debt
     Convertible Junior Subordinated Debentures
     As discussed in Note 2, the Company adopted an accounting standard which clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments. The standard also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when recognizing interest cost in subsequent periods.
     The following table illustrates the effect on the Company’s interest expense amount in the statements of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(Dollars in millions)
As previously stated	$54.1	$171.0
Increase due to application of new standard	0.3	0.6

As adjusted	$54.4	$171.6

     For the periods presented, there was no change to the Company’s EPS figures related to the retrospective application of the allocation of the Company’s convertible debt between debt and equity components and the related impact on interest expense.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table illustrates the carrying amount of the equity and debt components of the Company’s Convertible Junior Subordinated Debentures (the Debentures) as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Dollars in millions)
Carrying amount of the equity component	$215.4	$215.4

Principal amount of the liability component	$732.5	$732.5
Unamortized discount	(361.4)	(362.6)

Net carrying amount	$371.1	$369.9

          The following tables illustrate the effective interest rate and the interest expense related to the Debentures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)		(Dollars in millions)
Effective interest rate	4.9%	4.9%	4.9%	4.9%
Interest expense — contractual interest coupon	$8.7	$8.7	$26.1	$26.1
Interest expense — amortization of debt discount	0.4	0.4	1.2	1.1
     The remaining period over which the discount will be amortized is 32.2 years as of September 30, 2009.
     For additional information describing the Company’s Debentures, including the conditions under which they are convertible, see Note 12 to the Notes to Consolidated Financial Statements included in the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2009.
     There were no other significant changes to the Company’s long-term debt since December 31, 2008.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(12) Earnings Per Share
     As discussed in Note 2, the Company began using the two-class method to compute basic and diluted EPS for all periods presented. The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions, except share and per share amounts)
Basic earnings per share:
Income from continuing operations, net of income taxes	$113.2	$383.2	$344.4	$707.6
Less: Net income attributable to noncontrolling interests	(4.0)	(2.3)	(12.0)	(5.7)

Income from continuing operations attributable to common stockholders before allocation of earnings to participating securities	109.2	380.9	332.4	701.9
Less: Earnings allocated to participating securities	(0.7)	(2.1)	(2.3)	(3.7)

Income from continuing operations attributable to common stockholders	108.5	378.8	330.1	698.2
Income (loss) from discontinued operations, net of income taxes	(2.4)	(11.4)	23.6	(42.1)

Net income attributable to common stockholders	$106.1	$367.4	$353.7	$656.1

Diluted earnings per share:
Income from continuing operations attributable to common stockholders before allocation of earnings to participating securities	$109.2	$380.9	$332.4	$701.9
Less: Earnings allocated to participating securities	(0.7)	(2.1)	(2.3)	(3.7)

Income from continuing operations attributable to common stockholders before the reallocation of the earnings of participating securities	108.5	378.8	330.1	698.2
Reallocation of the earnings of participating securities	—	—	—	—

Income from continuing operations attributable to common stockholders	108.5	378.8	330.1	698.2
Income (loss) from discontinued operations, net of income taxes	(2.4)	(11.4)	23.6	(42.1)

Net income attributable to common stockholders	$106.1	$367.4	$353.7	$656.1

Weighted average shares outstanding — basic	265,675,383	270,192,203	265,430,318	269,797,796
Dilutive impact of share-based compensation (1)	1,592,012	1,615,039	1,848,321	1,903,835

Weighted average shares outstanding — diluted (2)	267,267,395	271,807,242	267,278,639	271,701,631

Basic earnings per share attributable to common stockholders:
Income from continuing operations	$0.41	$1.40	$1.24	$2.59
Income (loss) from discontinued operations	(0.01)	(0.04)	0.09	(0.16)

Net income	$0.40	$1.36	$1.33	$2.43

Diluted earnings per share attributable to common stockholders:
Income from continuing operations	$0.41	$1.39	$1.23	$2.57
Income (loss) from discontinued operations	(0.01)	(0.04)	0.09	(0.15)

Net income	$0.40	$1.35	$1.32	$2.42

(1)	Includes the dilutive impact of stock options, restricted stock awards, deferred stock units, employee stock purchase plan and performance units.

(2)	Weighted average shares outstanding excludes anti-dilutive shares totaling 0.1 million and 0.2 million for the three months ended September 30, 2009 and 2008, respectively, and 0.3 million and 0.2 million for the nine months ended September 30, 2009 and 2008, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(13) Pension and Postretirement Benefit Costs
     Net periodic pension benefit included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Service cost for benefits earned	$0.4	$0.5	$1.1	$1.5
Interest cost on projected benefit obligation	12.8	12.7	38.4	38.1
Expected return on plan assets	(15.2)	(15.1)	(45.6)	(45.4)
Amortization of prior service cost, actuarial loss and other	0.8	0.1	2.5	0.3

Net periodic pension benefit	$(1.2)	$(1.8)	$(3.6)	$(5.5)

     Net periodic postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Service cost for benefits earned	$2.7	$2.4	$7.9	$7.6
Interest cost on accumulated postretirement benefit obligation	13.8	13.4	41.3	40.5
Amortization of prior service cost and actuarial loss	4.0	4.3	11.8	13.3

Net periodic postretirement benefit costs	$20.5	$20.1	$61.0	$61.4

(14) Segment Information
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Operating segment results for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Revenues:
Western U.S. Mining	$683.6	$624.9	$1,972.8	$1,860.8
Midwestern U.S. Mining	327.5	297.6	978.0	845.2
Australian Mining	537.3	781.1	1,206.6	1,589.3
Trading and Brokerage	112.9	181.5	284.8	352.9
Corporate and Other	5.7	4.5	16.0	18.9

Total	$1,667.0	$1,889.6	$4,458.2	$4,667.1

Adjusted EBITDA:
Western U.S. Mining	$208.6	$155.7	$543.9	$497.4
Midwestern U.S. Mining	67.0	46.9	207.4	126.0
Australian Mining	108.2	423.1	319.1	668.6
Trading and Brokerage	44.2	52.7	145.2	182.5
Corporate and Other (1)	(86.9)	(64.6)	(222.9)	(131.3)

Total	$341.1	$613.8	$992.7	$1,343.2

(1)	Corporate and Other results include the gains on the disposal or exchange of assets discussed in Note 6.
     A reconciliation of Adjusted EBITDA to consolidated income from continuing operations, net of income taxes follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in millions)
Total Adjusted EBITDA	$341.1	$613.8	$992.7	$1,343.2

Depreciation, depletion and amortization	108.0	101.7	305.5	284.4
Asset retirement obligation expense	12.8	15.5	31.8	31.2
Interest expense	52.3	54.4	151.6	171.6
Interest income	(2.2)	(3.5)	(6.2)	(7.0)
Income tax provision	57.0	62.5	165.6	155.4

Income from continuing operations, net of income taxes	$113.2	$383.2	$344.4	$707.6

(15) Risk Management and Fair Value Measurements
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Diesel Fuel and Explosives Hedges
     The Company is exposed to commodity price risk associated with diesel fuel in the U.S. and Australia and explosives in the U.S. Explosives costs, and a portion of the diesel fuel costs, in Australia are included in the fees paid to the Company’s contract miners. This risk is managed through the use of fixed price contracts, cost plus contracts and derivatives, primarily swaps. The Company has generally designated the swap contracts as cash flow hedges, with the objective of reducing the variability of cash flows associated with the forecasted purchase of diesel fuel and explosives.
     The following summarizes the Company’s interest rate, foreign currency and commodity positions at September 30, 2009:

	Notional Amount by Year of Maturity
							2014 and
	Total	2009	2010	2011	2012	2013	thereafter
Interest Rate Swaps
Fixed-to-floating (dollars in millions)	$50.0	$—	$—	$—	$—	$50.0	$—
Floating-to-fixed (dollars in millions)	$142.0	$—	$—	$120.0	$—	$—	$22.0

Foreign Currency
A$:US$ hedge contracts (A$ millions)	$2,518.5	$315.2	$1,099.3	$759.0	$345.0	$—	$—

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	183.9	25.1	69.4	56.5	32.9	—	—
U.S. explosives hedge contracts (million MMBtu)	3.7	0.7	3.0	—	—	—	—

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Account Classification by
	Cash flow	Fair value	Economic	Fair Value Asset
	hedge	hedge	hedge	(Liability)
				(Dollars in millions)
Interest Rate Swaps
Fixed-to-floating (dollars in millions)	$—	$50.0	$—	$0.9
Floating-to-fixed (dollars in millions)	$142.0	$—	$—	$(11.0)

Foreign Currency
A$:US$ hedge contracts (A$ millions)	$2,518.5	$—	$—	$175.4

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	182.0	—	1.9	$(68.2)
U.S. explosives hedge contracts (million MMBtu)	3.7	—	—	$(6.3)
Hedge Ineffectiveness
     The Company assesses both at inception and at least quarterly thereafter, whether the derivatives used in hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded as a separate component of stockholders’ equity until the hedged transaction impacts reported earnings, whereby gains and losses are reclassified to the consolidated statements of operations in conjunction with the recognition of the underlying hedged item. The ineffective portion of the derivative’s change in fair value is recorded in the consolidated statements of operations. In addition, if the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded to the consolidated statements of operations.
     A measure of ineffectiveness is inherent in hedging future diesel fuel purchases with derivative positions based on crude oil or other mid-distillate commodities, especially given the recent volatility in the prices of refined products.
     The Company’s hedging of future explosives purchases also has an inherent measure of ineffectiveness as the derivative positions are primarily based on natural gas, which closely matches the contractual purchase price of explosives since price changes occur in a constant ratio of MMBtu per ton in the manufacture of explosives and generally carry a fixed surcharge.
     With respect to the interest rate swaps, there was no hedge ineffectiveness recognized in the unaudited condensed consolidated statements of operations for these instruments during the three or nine months ended September 30, 2009.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The table below shows the classification and amounts of pre-tax gains and losses related to the Company’s non-trading hedges during the three months ended September 30, 2009:

		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		recognized in	recognized in other	reclassified from	reclassified from
	Income Statement	income on non	comprehensive	other comprehensive	other comprehensive
	Classification Gains (Losses)-	designated	income on derivative	income into income	income into income
Financial Instrument	Realized	derivatives (1)	(effective portion)	(effective portion)	(ineffective portion)
		(Dollars in millions)
Interest rate swaps:
- Cash flow hedges	Interest expense	$—	$(1.2)	$(3.4)	$—
Diesel fuel hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(5.7)	(20.0)	1.0
- Economic hedges	Operating costs and expenses	(0.4)	—	—	—
Explosives cash flow hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	2.2	(1.6)	—
- Economic hedges	Operating costs and expenses	(1.3)	—	—	—
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	151.9	5.6	—

Total		$(1.7)	$147.2	$(19.4)	$1.0

(1)	Amounts relate to diesel fuel and explosives hedge derivatives that were de-designated during the three months ended March 31, 2009.
     The table below shows the classification and amounts of pre-tax gains and losses related to the Company’s non-trading hedges during the nine months ended September 30, 2009:

		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		recognized in	recognized in other	reclassified from	reclassified from
	Income Statement	income on non	comprehensive	other comprehensive	other comprehensive
	Classification Gains (Losses)-	designated	income on derivative	income into income	income into income
Financial Instrument	Realized	derivatives (1)	(effective portion)	(effective portion)	(ineffective portion)
		(Dollars in millions)
Interest rate swaps:
- Cash flow hedges	Interest expense	$—	$(1.1)	$(9.7)	$—
Diesel fuel hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	35.6	(72.7)	1.2
- Economic hedges	Operating costs and expenses	(1.1)	—	—	—
Explosives cash flow hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(2.0)	(11.9)	—
- Economic hedges	Operating costs and expenses	(2.1)	—	—	—
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	402.4	(54.0)	—

Total		$(3.2)	$434.9	$(148.3)	$1.2

(1)	Amounts relate to diesel fuel and explosives hedge derivatives that were de-designated during the three months ended March 31, 2009.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Derivatives and hedge accounting guidance requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As of September 30, 2009, the classification and amount of derivatives are as follows:

	Fair Value
	Current	Noncurrent	Current	Noncurrent
Financial Instrument	Assets (1)	Assets (2)	Liabilities (3)	Liabilities (4)
	(Dollars in millions)
Interest rate swaps:
- Fair value hedges	$—	$0.9	$—	$—
- Cash flow hedges	—	—	—	11.0
Diesel fuel hedge contracts:
- Cash flow hedges	—	—	47.4	19.7
- Economic hedges	—	—	1.1	—
Explosives cash flow hedge contracts:
- Cash flow hedges	—	—	5.9	0.4
Foreign currency cash flow hedge contracts	79.9	95.5	—	—

Total	$79.9	$96.4	$54.4	$31.1

(1)	Included in “Other current assets” in the condensed consolidated balance sheet.

(2)	Included in “Investments and other assets” in the condensed consolidated balance sheet.

(3)	Included in “Accounts payable and accrued expenses” in the condensed consolidated balance sheet.

(4)	Included in “Other noncurrent liabilities” in the condensed consolidated balance sheet.
     The Company elected the trading exemption under generally accepted accounting principles in the U.S., which allows alternate disclosures for its coal trading transactions. The trading exemption provides for a limited exemption if an entity’s policy is to include these instruments as a part of its trading book. For further information, see Risk Management — Coal Trading below.
Risk Management — Coal Trading
     The Company engages in direct and brokered trading of coal, ocean freight and fuel-related commodities in over-the-counter markets. Except those for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for on a fair value basis, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain derivative coal trading contracts, the Company establishes fair values using bid/ask price quotations or other market assessments obtained from multiple, independent third-party brokers to value coal, freight and emission allowance positions from the over-the-counter market. Prices from these sources are then averaged to obtain trading position values. While the Company does not anticipate any decrease in the number of third-party brokers or market liquidity, the Company could experience difficulty in valuing its market positions should the number of third-party brokers decrease or if market liquidity is reduced. For its exchange-cleared positions, the Company utilizes exchange-published settlement prices. Non-derivative coal contracts and derivative contracts for which the Company has elected to apply a normal purchases and normal sales exception are accounted for on an accrual basis. See Note 5 for information related to the maturity and valuation of its trading portfolio.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended	Nine Months Ended
Trading Revenue by Type of Instrument	September 30, 2009	September 30, 2009
	(Dollars in millions)
Commodity swaps and options	$52.6	$138.6

Physical commodity purchase / sale contracts	11.9	69.3

Total trading revenue	$64.5	$207.9

     Trading revenues are recorded in “Other revenues” in the accompanying unaudited condensed consolidated statements of operations and include realized and unrealized gains and losses on both derivative instruments and realized gains and losses on nonderivative instruments.
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
Nonperformance and Credit Risk
     The Company’s concentration of nonperformance and credit risk is substantially with electric utilities, steel producers, energy producers and energy marketers. The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to regularly monitor the credit extended. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. Also, when appropriate (as determined by its credit management function), the Company has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of a failure to pay or perform. To reduce its credit exposure related to trading and brokerage activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties and, to the extent required, will post or receive margin amounts associated with exchange-cleared positions.
     The Company conducts its various hedging activities related to foreign currency, interest rate, and fuel and explosives exposures with a variety of highly-rated commercial banks. In light of the recent turmoil in the financial markets the Company continues to closely monitor counterparty creditworthiness.
     Certain of the Company’s derivative instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. In the event the Company were to sustain a material adverse event (using commercially reasonable standards), the counterparties could request collateralization on derivative instruments in net liability positions, which based on an aggregate fair value on September 30, 2009, could require the Company to post up to $73.0 million of collateral to its counterparties.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Certain of the Company’s other derivative instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such instruments typically require additional collateralization on an incremental basis, which is commensurate with the severity of the credit downgrade. As of September 30, 2009, if a credit downgrade were to occur below a certain level, the Company’s additional collateral requirements are estimated to be approximately $20 million (for which the Company currently has posted approximately $3 million) to its counterparties based on the aggregate fair value of all derivative instruments with such features that are in a net liability position.
     The Company is required to post collateral for its exchange settled positions for its entire net liability position, which was $1.3 million as of September 30, 2009. In addition, as of September 30, 2009, the Company has posted $26.6 million of collateral to meet the requirements of the respective exchanges (reflected in “Other current assets”).
Fair Value Measurements
     In accordance with the “Fair Value Measurements and Disclosures” topic of the FASB ASC, the Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. These levels include: Level 1, inputs are quoted prices in active markets for the identical assets or liabilities; Level 2, inputs other than quoted prices included in Level 1 that are directly or indirectly observable through market-corroborated inputs; and Level 3, inputs are unobservable, or observable but cannot be market-corroborated, requiring the Company to make assumptions about pricing by market participants.
     The following table sets forth as of September 30, 2009 the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swaps and options — coal trading activities	$7.3	$140.2	$—	$147.5
Commodity swaps and options — other than coal	—	(74.5)	—	(74.5)
Physical commodity purchase/sale contracts — coal trading activities	—	87.4	4.2	91.6
Interest rate swaps	—	(10.1)	—	(10.1)
Foreign currency hedge contracts	—	175.4	—	175.4

Total net financial assets	$7.3	$318.4	$4.2	$329.9

     For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, New York Mercantile Exchange indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:
•	Commodity swaps and options — coal trading activities: generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Commodity swaps and options — other than coal: generally valued based on a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Physical commodity purchase/sale contracts — coal trading activities: purchases and sales at locations with significant market activity corroborated by market-based information (Level 2).

•	Interest rate swaps: valued based on quoted inputs from counterparties corroborated with observable market data (Level 2).

•	Foreign currency hedge contracts: valued utilizing inputs obtained in quoted public markets (Level 2).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Beginning of period	$2.4	$378.7	$37.8	$128.7
Total gains or losses (realized/unrealized):
Included in earnings	1.1	(377.3)	1.4	(40.8)
Included in other comprehensive income	0.2	41.9	(5.9)	(11.9)
Purchases, issuances and settlements	(6.0)	42.2	(26.3)	41.7
Net transfers in (out)	6.5	51.5	(2.8)	19.3

End of period	$4.2	$137.0	$4.2	$137.0

     The following table summarizes the changes in unrealized gains (losses) relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$0.5	$(175.2)	$0.5	$50.8

(1)	Within the unaudited condensed consolidated statement of operations for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.
Fair Value — Other Financial Instruments
     The following methods and assumptions were used by the Company in estimating its fair value disclosures for other financial instruments as of September 30, 2009 and December 31, 2008:
•	Cash and cash equivalents, accounts receivable and accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

•	Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available, and otherwise on estimated borrowing rates to discount the cash flows to their present value. The carrying amounts of the 7.875% Senior Notes due 2026 and the Debentures due 2066 are net of the respective unamortized note discounts.

•	Interest rate swaps are valued based on quoted inputs from counterparties corroborated with observable market data (Level 2).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The carrying amounts and estimated fair values of the Company’s debt are summarized as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(Dollars in millions)
Long-term debt	$2,776.9	$2,755.3	$2,793.6	$2,472.1

(16)	Commitments and Contingencies
Commitments
     As of September 30, 2009, purchase commitments currently outstanding for capital expenditures were $61.5 million.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Gulf Power Company Litigation
     On June 22, 2006, Gulf Power Company (Gulf Power) filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company’s subsidiary under a coal supply agreement with Gulf Power and seeking damages for alleged past and future tonnage shortfalls of nearly 5 million tons under the agreement, which expired on December 31, 2007. In February 2008, the court denied the Company’s motion to dismiss the Florida lawsuit or to transfer it to Illinois and retained jurisdiction over the case. Gulf Power filed a motion for partial summary judgment on liability, and the Company subsidiary filed a motion for summary judgment seeking complete dismissal. On September 30, 2009, the court granted Gulf Power’s motion for partial summary judgment and denied the Company subsidiary’s motion for summary judgment. The court has scheduled the damages portion of the trial for February 2010. In October 2009, the Company subsidiary filed a motion for reconsideration which is pending before the court.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Environmental Claims and Litigation
Gold Fields
     Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Superfund Amendments and Reauthorization Act of 1986. Claims were asserted at 12 additional sites, bringing the total to 17, which have since been reduced to 13 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $47.3 million as of September 30, 2009 and $45.3 million as of December 31, 2008, $6.4 million and $7.6 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In September 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRP’s mining operations caused the EPA to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historical mining sites. In September 2008, Gold Fields and other PRPs received letters from the U.S. Department of Justice and the EPA re-initiating settlement negotiations. Gold Fields continues to participate in the settlement discussions. Gold Fields believes it has meritorious defenses to these claims. Gold Fields is involved in other litigation in the Picher area, and the Company indemnified TXU Group with respect to a defendant as is more fully discussed under the “Oklahoma Lead Litigation” caption above. Gold Fields has also been contacted by the State of Kansas (Kansas Department of Health and Environment) and is in negotiations for final resolution of natural resource damages claims at two sites. Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than the liabilities recorded in the condensed consolidated balance sheets. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims and litigation are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
Comer, et al v. Murphy Oil Co., et al.
     In April 2006, residents and owners of land and property along the Mississippi Gulf coast filed a purported class action lawsuit in the U.S. District Court in the Southern District of Mississippi against more than 45 oil, chemical, utility and coal companies, including the Company. The plaintiffs alleged that defendants’ greenhouse gas emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina,” and sought damages based on several legal theories. The defendants filed motions to dismiss on the grounds of lack of personal and subject matter jurisdiction. In August 2007, the court granted defendants’ motion to dismiss for lack of subject matter jurisdiction finding that plaintiffs’ claims are barred by the political question doctrine and for lack of standing. In October 2009, the U.S. Court of Appeals for the Fifth Circuit reversed in part the decision of the trial court, holding that the plaintiffs had standing to assert their public and private nuisance, trespass and negligence claims. The Fifth Circuit held that plaintiffs did not satisfy the prudential standing requirement for their unjust enrichment, fraudulent misrepresentation and civil conspiracy claims and dismissed those claims. The case was remanded to the court for further proceedings. The Company believes that this lawsuit is without merit and intends to defend against and oppose it vigorously, but cannot predict its outcome. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes this matter is likely to be resolved without a materially adverse effect on its financial condition, results of operations or cash flows.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et al.
     In February 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, several owners of electricity generating facilities and several oil companies. The plaintiffs are the governing bodies of a village in Alaska that they contend is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for nuisance, and allege that the defendants have acted in concert and are jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village. The defendants filed motions to dismiss on the grounds of lack of personal and subject matter jurisdiction. In September 2009, the court granted defendants’ motion to dismiss for lack of subject matter jurisdiction finding that plaintiffs’ federal claim for nuisance is barred by the political question doctrine and for lack of standing.
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
(17) Guarantees and Financial Instruments with Off-Balance Sheet Risk
     In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities, which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.
     The Company owns a 37.5% interest in a partnership that leases a coal export terminal from the Peninsula Ports Authority of Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of September 30, 2009, the Company’s maximum reimbursement obligation to the commercial bank was, in turn, supported by two letters of credit totaling $42.8 million.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company is party to an agreement with the Pension Benefit Guaranty Corporation (PBGC) and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the United Kingdom (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of September 30, 2009. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
     At September 30, 2009, the Company has a letter of credit of approximately $169 million Australian dollars (approximately $149 million U.S. dollars) for collateral for bank guarantees issued with respect to certain reclamation and performance obligations related to the mines acquired in the Excel Coal Limited acquisition.
Other Guarantees
     The Company has a liability recorded of $52.3 million as of September 30, 2009 and $61.8 million as of December 31, 2008 related to reclamation and bonding commitments associated with the purchase of approximately 427 million tons of coal reserves and surface lands in the Illinois Basin in 2007.
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
     A subsidiary of the Company owns a 5.06% undivided interest in the Prairie State Energy Campus (Prairie State). In connection with the development of Prairie State, each owner, including the Company’s subsidiary, has a guarantee for its proportionate share of obligations to pay its percentage of the construction costs under the Target Price Engineering, Procurement and Construction Agreement with Bechtel Power Corporation. The Company spent $41.6 million during the nine months ended September 30, 2009 ($111.3 million to date) representing its 5.06% share of the construction costs. Total construction costs for Prairie State are expected to be approximately $4 billion.
     The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries, and substantially all of the Company’s subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments. For the descriptions of the Company’s (and its subsidiaries’) debt, see Note 12 to the Notes to the Consolidated Financial Statements included in the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2009. Supplemental guarantor/non-guarantor financial information is provided in Note 18.
     As part of the Patriot spin-off, the Company agreed to maintain in force several letters of credit that secured Patriot obligations for certain employee benefits and workers’ compensation obligations. These letters of credit were to be released upon Patriot satisfying the beneficiaries with alternate letters of credit or insurance. If Patriot were unable to satisfy the primary beneficiaries by June 30, 2011, they would then be required to provide directly to the Company a letter of credit in the amount of the remaining obligation. As of September 30, 2009, Patriot has satisfied all beneficiaries with alternate letters of credit or insurance.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivable Securitization
     The Company has an accounts receivable securitization program through its wholly-owned, bankruptcy-remote subsidiary (Seller). Under the program, the Company contributes undivided interests in a pool of eligible trade receivables to the Seller, which then sells, without recourse, to a multi-seller, asset-backed commercial paper conduit (Conduit). Purchases by the Conduit are financed with the sale of highly rated commercial paper. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to other forms of debt, effectively reducing its overall borrowing costs. The funding cost of the securitization program was $3.4 million for the nine months ended September 30, 2009 and $8.2 million for the nine months ended September 30, 2008 and is included in interest expense in the unaudited condensed consolidated statements of operations. The Company continues to service the sold trade receivables but does not receive a servicing fee. The securitization program was renewed in May 2009 and extends to May 2012, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.
     The securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the condensed consolidated balance sheets. The amount of undivided interests in accounts receivable sold to the Conduit was $258.8 million as of September 30, 2009 and $275.0 million as of December 31, 2008. The $16.2 million decrease in the accounts receivable securitization program for the nine months ended September 30, 2009 is reflected in cash flows from operating activities in the unaudited condensed consolidated statements of cash flows. The facility decreased in usage by $1.9 million during the nine months ended September 30, 2008.
     The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Eligible receivables, as defined in the securitization agreement, consist of trade receivables from most of the Company’s U.S. subsidiaries, and are reduced for certain items such as past due balances and concentration limits. Of the eligible pool of receivables contributed to the Seller, undivided interests in only a portion of the pool are sold to the Conduit. The Company (the Seller) continues to own $55.7 million of receivables as of September 30, 2009, which represents collateral supporting the securitization program. The Seller’s interest in these receivables is subordinate to the Conduit’s interest in the event of default under the securitization agreement. If the Company defaulted under the securitization agreement or if its pool of eligible trade receivables decreased significantly, the Company could be prohibited from selling any additional receivables in the future under the agreement.
(18) Supplemental Guarantor/Non-Guarantor Financial Information
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Total revenues	$—	$1,110.0	$702.2	$(145.2)	$1,667.0
Costs and expenses
Operating costs and expenses	19.5	819.1	568.0	(145.2)	1,261.4
Depreciation, depletion and amortization	—	72.6	35.4	—	108.0
Asset retirement obligation expense	—	10.9	1.9	—	12.8
Selling and administrative expenses	7.1	45.9	2.3	—	55.3
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(2.6)	(0.2)	—	(2.8)
(Income) loss from equity affiliates	(155.4)	1.6	10.4	155.4	12.0
Interest expense	51.2	14.6	6.6	(20.1)	52.3
Interest income	(3.8)	(8.1)	(10.4)	20.1	(2.2)

Income from continuing operations before income taxes	81.4	156.0	88.2	(155.4)	170.2
Income tax provision (benefit)	(28.5)	53.1	32.4	—	57.0

Income from continuing operations, net of income taxes	109.9	102.9	55.8	(155.4)	113.2
Income (loss) from discontinued operations, net of income taxes	(3.1)	(0.9)	1.6	—	(2.4)

Net income	106.8	102.0	57.4	(155.4)	110.8
Less: Net income attributable to noncontrolling interests	—	—	4.0	—	4.0

Net income attributable to common stockholders	$106.8	$102.0	$53.4	$(155.4)	$106.8

	Three Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$762.2	$1,215.1	$(87.7)	$1,889.6
Costs and expenses
Operating costs and expenses	(31.9)	860.4	492.1	(87.7)	1,232.9
Depreciation, depletion and amortization	—	70.2	31.5	—	101.7
Asset retirement obligation expense	—	14.5	1.0	—	15.5
Selling and administrative expenses	7.3	35.3	1.6	—	44.2
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(4.8)	—	—	(4.8)
(Income) loss from equity affiliates	(386.2)	2.1	1.4	386.2	3.5
Interest expense	51.8	21.2	7.8	(26.4)	54.4
Interest income	(3.5)	(19.5)	(6.9)	26.4	(3.5)

Income (loss) from continuing operations before income taxes	362.5	(217.2)	686.6	(386.2)	445.7
Income tax provision (benefit)	(9.3)	33.8	38.0	—	62.5

Income (loss) from continuing operations, net of income taxes	371.8	(251.0)	648.6	(386.2)	383.2
Loss from discontinued operations, net of income taxes	(2.3)	(3.3)	(5.8)	—	(11.4)

Net income (loss)	369.5	(254.3)	642.8	(386.2)	371.8
Less: Net income attributable to noncontrolling interests	—	—	2.3	—	2.3

Net income (loss) attributable to common stockholders	$369.5	$(254.3)	$640.5	$(386.2)	$369.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$3,061.6	$1,647.8	$(251.2)	$4,458.2
Costs and expenses
Operating costs and expenses	142.4	2,241.8	1,177.2	(251.2)	3,310.2
Depreciation, depletion and amortization	—	216.0	89.5	—	305.5
Asset retirement obligation expense	—	28.1	3.7	—	31.8
Selling and administrative expenses	21.2	120.0	7.6	—	148.8
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(10.0)	(6.2)	—	(16.2)
(Income) loss from equity affiliates	(514.1)	4.9	17.8	514.1	22.7
Interest expense	149.0	50.5	12.2	(60.1)	151.6
Interest income	(11.5)	(29.1)	(25.7)	60.1	(6.2)

Income from continuing operations before income taxes	213.0	439.4	371.7	(514.1)	510.0
Income tax provision (benefit)	(115.9)	123.5	158.0	—	165.6

Income from continuing operations, net of income taxes	328.9	315.9	213.7	(514.1)	344.4
Income (loss) from discontinued operations, net of income taxes	27.1	(2.1)	(1.4)	—	23.6

Net income	356.0	313.8	212.3	(514.1)	368.0
Less: Net income attributable to noncontrolling interests	—	—	12.0	—	12.0

Net income attributable to common stockholders	$356.0	$313.8	$200.3	$(514.1)	$356.0

	Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,878.5	$1,938.2	$(149.6)	$4,667.1
Costs and expenses
Operating costs and expenses	(123.0)	2,280.3	1,248.7	(149.6)	3,256.4
Depreciation, depletion and amortization	—	190.5	93.9	—	284.4
Asset retirement obligation expense	—	28.4	2.8	—	31.2
Selling and administrative expenses	16.6	116.4	5.2	—	138.2
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(67.7)	(0.1)	—	(67.8)
(Income) loss from equity affiliates	(705.1)	4.3	(7.2)	705.1	(2.9)
Interest expense	169.3	63.1	35.1	(95.9)	171.6
Interest income	(11.2)	(70.3)	(21.4)	95.9	(7.0)

Income from continuing operations before income taxes	653.4	333.5	581.2	(705.1)	863.0
Income tax provision (benefit)	(20.4)	90.6	85.2	—	155.4

Income from continuing operations, net of income taxes	673.8	242.9	496.0	(705.1)	707.6
Loss from discontinued operations, net of income taxes	(14.0)	(10.5)	(17.6)	—	(42.1)

Net income	659.8	232.4	478.4	(705.1)	665.5
Less: Net income attributable to noncontrolling interests	—	—	5.7	—	5.7

Net income attributable to common stockholders	$659.8	$232.4	$472.7	$(705.1)	$659.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited Supplemental Condensed Consolidated Balance Sheets

	September 30, 2009
	Parent	Guarantor	Non-Guarantor	Reclassifications/
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$167.3	$2.8	$620.7	$—	$790.8
Accounts receivable, net	0.2	21.4	318.2	—	339.8
Inventories	—	187.0	170.2	—	357.2
Assets from coal trading activities, net	—	123.9	236.5	—	360.4
Deferred income taxes	20.9	40.1	—	(48.5)	12.5
Other current assets	99.5	48.8	80.1	—	228.4

Total current assets	287.9	424.0	1,425.7	(48.5)	2,089.1
Property, plant, equipment and mine development
Land and coal interests	—	4,800.7	2,704.7	—	7,505.4
Buildings and improvements	—	769.1	118.6	—	887.7
Machinery and equipment	—	1,072.1	243.0	—	1,315.1
Less: accumulated depreciation, depletion and amortization	—	(2,026.2)	(453.8)	—	(2,480.0)

Property, plant, equipment and mine development, net	—	4,615.7	2,612.5	—	7,228.2
Deferred income taxes	135.7	—	—	(135.7)	—
Investments and other assets	9,053.7	96.1	89.8	(8,697.4)	542.2

Total assets	$9,477.3	$5,135.8	$4,128.0	$(8,881.6)	$9,859.5

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$13.7	$—	$13.7
Payables to (receivables from) affiliates, net	1,799.6	(1,891.0)	91.4	—	—
Liabilities from coal trading activities, net	—	55.3	66.0	—	121.3
Deferred income taxes	—	—	48.5	(48.5)	—
Accounts payable and accrued expenses	149.7	646.3	392.4	—	1,188.4

Total current liabilities	1,949.3	(1,189.4)	612.0	(48.5)	1,323.4
Long-term debt, less current maturities	2,635.1	0.1	128.0	—	2,763.2
Deferred income taxes	—	249.1	231.5	(135.7)	344.9
Notes payable to (receivables from) affiliates, net	1,009.9	(1,011.9)	2.0	—	—
Other noncurrent liabilities	102.4	1,468.1	72.8	—	1,643.3

Total liabilities	5,696.7	(484.0)	1,046.3	(184.2)	6,074.8
Peabody Energy Corporation’s stockholders’ equity	3,780.6	5,619.8	3,077.6	(8,697.4)	3,780.6
Noncontrolling interests	—	—	4.1	—	4.1

Total stockholders’ equity	3,780.6	5,619.8	3,081.7	(8,697.4)	3,784.7

Total liabilities and stockholders’ equity	$9,477.3	$5,135.8	$4,128.0	$(8,881.6)	$9,859.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited Supplemental Condensed Consolidated Balance Sheets

	December 31, 2008
	Parent	Guarantor	Non-Guarantor	Reclassifications/
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$161.2	$4.5	$284.0	$—	$449.7
Accounts receivable, net	0.6	4.8	376.8	—	382.2
Inventories	—	173.7	102.5	—	276.2
Assets from coal trading activities, net	—	226.2	436.6	—	662.8
Deferred income taxes	43.7	21.7	—	(63.7)	1.7
Other current assets	51.0	77.8	69.9	—	198.7

Total current assets	256.5	508.7	1,269.8	(63.7)	1,971.3
Property, plant, equipment and mine development
Land and coal interests	—	4,655.5	2,693.9	—	7,349.4
Buildings and improvements	—	748.6	109.5	—	858.1
Machinery and equipment	—	1,016.1	229.0	—	1,245.1
Less: accumulated depreciation, depletion and amortization	—	(1,806.7)	(348.6)	—	(2,155.3)

Property, plant, equipment and mine development, net	—	4,613.5	2,683.8	—	7,297.3
Deferred income taxes	191.3	—	—	(191.3)	—
Investments and other assets	8,439.1	375.2	25.9	(8,413.2)	427.0

Total assets	$8,886.9	$5,497.4	$3,979.5	$(8,668.2)	$9,695.6

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$17.0	$—	$17.0
Payables to (receivables from) affiliates, net	1,610.5	(1,632.7)	22.2	—	—
Liabilities from coal trading activities, net	—	109.3	194.9	—	304.2
Deferred income taxes	—	—	63.7	(63.7)	—
Accounts payable and accrued expenses	376.7	725.9	432.4	—	1,535.0

Total current liabilities	1,987.2	(797.5)	730.2	(63.7)	1,856.2
Long-term debt, less current maturities	2,640.4	0.2	136.0	—	2,776.6
Deferred income taxes	—	20.1	192.0	(191.3)	20.8
Notes payable to (receivables from) affiliates, net	819.2	(819.2)	—	—	—
Other noncurrent liabilities	322.0	1,517.2	83.3	—	1,922.5

Total liabilities	5,768.8	(79.2)	1,141.5	(255.0)	6,576.1
Peabody Energy Corporation’s stockholders’ equity	3,118.1	5,576.6	2,836.6	(8,413.2)	3,118.1
Noncontrolling interests	—	—	1.4	—	1.4

Total stockholders’ equity	3,118.1	5,576.6	2,838.0	(8,413.2)	3,119.5

Total liabilities and stockholders’ equity	$8,886.9	$5,497.4	$3,979.5	$(8,668.2)	$9,695.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(114.0)	$445.9	$332.3	$664.2
Net cash provided by (used in) discontinued operations	1.4	(3.4)	(4.2)	(6.2)

Net cash provided by (used in) operating activities	(112.6)	442.5	328.1	658.0

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(112.1)	(31.8)	(143.9)
Investment in Prairie State Energy Campus	—	(41.6)	—	(41.6)
Federal coal lease expenditures	—	(123.6)	—	(123.6)
Proceeds from disposal of assets, net of notes receivable	—	37.5	10.0	47.5
Additions to advance mining royalties	—	(4.8)	(0.1)	(4.9)
Investment in equity affiliate	—	—	(10.0)	(10.0)

Net cash used in investing activities	—	(244.6)	(31.9)	(276.5)

Cash Flows From Financing Activities
Payments of long-term debt	—	—	(11.4)	(11.4)
Dividends paid	(48.1)	—	—	(48.1)
Proceeds from stock options exercised	1.1	—	—	1.1
Change in bank overdraft facility	—	—	12.9	12.9
Proceeds from employee stock purchases	5.1	—	—	5.1
Transactions with affiliates, net	160.6	(199.6)	39.0	—

Net cash provided by (used in) financing activities	118.7	(199.6)	40.5	(40.4)

Net change in cash and cash equivalents	6.1	(1.7)	336.7	341.1
Cash and cash equivalents at beginning of period	161.2	4.5	284.0	449.7

Cash and cash equivalents at end of period	$167.3	$2.8	$620.7	$790.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by continuing operations	$124.3	$276.8	$397.4	$798.5
Net cash used in discontinued operations	(90.5)	(13.0)	(2.5)	(106.0)

Net cash provided by operating activities	33.8	263.8	394.9	692.5

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(124.7)	(47.8)	(172.5)
Acquisition of noncontrolling interests (Millennium Mine)	—	—	(106.9)	(106.9)
Investment in Prairie State Energy Campus	—	(28.5)	—	(28.5)
Federal coal lease expenditures	—	(178.5)	—	(178.5)
Proceeds from disposal of assets, net of notes receivable	—	35.9	0.4	36.3
Additions to advance mining royalties	—	(3.8)	(0.3)	(4.1)
Investments in equity affiliates and joint ventures	—	(2.7)	—	(2.7)

Net cash used in continuing operations	—	(302.3)	(154.6)	(456.9)
Net cash used in discontinued operations	—	—	(1.6)	(1.6)

Net cash used in investing activities	—	(302.3)	(156.2)	(458.5)

Cash Flows From Financing Activities
Change in revolving line of credit	(97.7)	—	—	(97.7)
Payments of long-term debt	(18.8)	—	(8.8)	(27.6)
Common stock repurchase	(58.3)	—	—	(58.3)
Dividends paid	(48.9)	—	—	(48.9)
Excess tax benefit related to stock options exercised	27.5	—	—	27.5
Proceeds from stock options exercised	13.7	—	—	13.7
Change in bank overdraft facility	—	—	10.8	10.8
Proceeds from employee stock purchases	5.2	—	—	5.2
Transactions with affiliates, net	145.3	38.9	(184.2)	—

Net cash provided by (used in) financing activities	(32.0)	38.9	(182.2)	(175.3)

Net increase in cash and cash equivalents	1.8	0.4	56.5	58.7
Cash and cash equivalents at beginning of period	7.0	3.9	34.4	45.3

Cash and cash equivalents at end of period	$8.8	$4.3	$90.9	$104.0

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
     Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:
•	demand for coal in United States (U.S.) and international power generation and steel production markets;

•	price volatility and demand, particularly in higher-margin products and in our trading and brokerage businesses;

•	reductions and/or deferrals of purchases by major customers and ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, trading and banks and other financial counterparties;

•	geologic, equipment, permitting and operational risks related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of weather on demand, production and transportation;

•	successful implementation of business strategies, including our Btu Conversion and generation development initiatives;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and funding requirements;

•	replacement of coal reserves;

•	access to capital and credit markets and availability and costs of credit, margin capacity, surety bonds, letters of credit, and insurance;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	legislation, regulations and court decisions or other government actions, including new environmental requirements affecting the use of coal;

•	litigation, including claims not yet asserted;

•	terrorist attacks or threats;

•	impacts of pandemic illnesses; and

•	other factors, including those discussed in Legal Proceedings.
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
Overview
     We are the world’s largest private-sector coal company, with majority interests in 29 coal mining operations located in the Midwestern and Western U.S. and in Queensland and New South Wales in Australia, and a minority interest in coal mining operations in Venezuela.

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
Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management to measure our segments’ operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under U.S. generally accepted accounting principles (GAAP), in Note 14 to our unaudited condensed consolidated financial statements.
Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008
Summary
     Year-to-date sales volume of 182.4 million tons was 3.4 million tons below prior year levels while the third quarter volume of 63.5 million tons was 2.1 million tons below prior year reflecting planned reductions in production in the Powder River Basin to match lower demand and lower customer shipments in Australia driven primarily by reduced demand due to the global economic downturn. Year-to-date revenues of $4.5 billion fell $208.9 million, or 4.5%, below prior year while third quarter revenues of $1.7 billion fell $222.6 million, or 11.8%, below the third quarter of the prior year driven by Australia’s lower annual export contract pricing that commenced on April 1, 2009 and an overall volume decrease. Year-to-date revenues were also unfavorable to prior year due to the $56.9 million revenue recovery on a long-term coal supply agreement in the second quarter of 2008.
     Partially offsetting the quarter and year-to-date decreases to revenues was an increase in U.S. revenues per ton, reflecting higher priced Midwestern U.S. contracts signed in the prior year as well as a change in mix toward higher-priced Western U.S. coal products. Australian revenues for the third quarter 2009 were favorably impacted by an increase in metallurgical coal volume shipped over the prior year.
     Segment Adjusted EBITDA decreased $250.4 million for the three months ended September 30, 2009 and $258.9 million for the nine months ended September 30, 2009 compared to the prior year primarily due to the reasons noted above. Also unfavorably impacting Segment Adjusted EBITDA were geology issues and longwall performance at our Australian mines and higher labor costs.

     Income from continuing operations, net of income taxes, decreased by $270.0 million for the three months ended September 30, 2009 and $363.2 million for the nine months ended September 30, 2009 compared to the prior year due to the Segment Adjusted EBITDA items noted previously. Also unfavorably impacting income from continuing operations, net of income taxes are the following items:
•	Lower gains on the sale or exchange of coal reserves and surface lands;

•	Lower income from equity affiliates; and

•	Increased income tax provision driven by remeasurement of non-U.S. tax accounts (nine months).
     These unfavorable items were partially offset by lower interest expense.
Tons Sold
     The following table presents tons sold by operating segment:

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2009	2008	Tons	%	2009	2008	Tons	%
	(Tons in millions)				(Tons in millions)
Western U.S. Mining	42.0	42.8	(0.8)	(1.9)%	121.5	124.3	(2.8)	(2.3)%
Midwestern U.S. Mining	7.9	7.8	0.1	1.3%	24.0	22.9	1.1	4.8%
Australian Mining	6.5	6.9	(0.4)	(5.8)%	15.9	17.6	(1.7)	(9.7)%
Trading and Brokerage	7.1	8.1	(1.0)	(12.3)%	21.0	21.0	—	0.0%

Total tons sold	63.5	65.6	(2.1)	(3.2)%	182.4	185.8	(3.4)	(1.8)%

Revenues
     The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Revenues		September 30,		to Revenues
	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Western U.S. Mining	$683.6	$624.9	$58.7	9.4%	$1,972.8	$1,860.8	$112.0	6.0%
Midwestern U.S. Mining	327.5	297.6	29.9	10.0%	978.0	845.2	132.8	15.7%
Australian Mining	537.3	781.1	(243.8)	(31.2)%	1,206.6	1,589.3	(382.7)	(24.1)%
Trading and Brokerage	112.9	181.5	(68.6)	(37.8)%	284.8	352.9	(68.1)	(19.3)%
Corporate and Other	5.7	4.5	1.2	26.7%	16.0	18.9	(2.9)	(15.3)%

Total revenues	$1,667.0	$1,889.6	$(222.6)	(11.8)%	$4,458.2	$4,667.1	$(208.9)	(4.5)%

     Year-to-date revenues of $4.5 billion fell $208.9 million, or 4.5%, below prior year while third quarter revenues of $1.7 billion fell $222.6 million, or 11.8%. The primary drivers included the following:
•	Australian Mining operations’ average sales price decreased from the prior year reflecting the lower annual export contract pricing that commenced April 1, 2009 (three months, 27.8%; nine months, 15.8%). The price decreases were combined with volume decreases from the prior year (three months, 5.8%; nine months, 9.7%) due to overall lower demand. Year-to-date metallurgical coal shipments of 4.6 million tons were 1.9 million tons below prior year, while Company-record third quarter metallurgical coal shipments of 2.7 million tons were 0.2 million tons above prior year, reflecting a partial recovery from the lower metallurgical coal shipments that occurred in the first half of the year.

•	Trading and Brokerage operations’ revenues decreased from the prior year due to lower price volatility in the current year, partially offset by certain higher margin structured transactions and higher international revenues in the current year.

•	Western U.S. Mining operations’ average sales price increased over the prior year driven by a change of mix toward higher-priced Western coal products (three months, 11.6%; nine months, 8.5%). Year-to-date revenues were also higher due to increased shipments from our El Segundo Mine (commissioned in June 2008). These increases were partially offset by the prior year revenue recovery on a long-term coal supply agreement ($56.9 million) and an overall volume decrease reflecting our planned Powder River Basin production decreases (three months, 1.9%; nine months, 2.3%).

•	Midwestern U.S. Mining operations’ average sales price increased over the prior year (three months, 9.4%; nine months, 10.7%) driven by the benefit of higher Illinois Basin prices and increased shipments, including purchased coal used to satisfy certain coal supply agreements.
Segment Adjusted EBITDA
     The following table presents Adjusted EBITDA by operating segment:

			Increase (Decrease)				Increase (Decrease) to
	Three Months Ended		to Segment Adjusted		Nine Months Ended		Segment Adjusted
	September 30,		EBITDA		September 30,		EBITDA
	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Western U.S. Mining	$208.6	$155.7	$52.9	34.0%	$543.9	$497.4	$46.5	9.3%
Midwestern U.S. Mining	67.0	46.9	20.1	42.9%	207.4	126.0	81.4	64.6%
Australian Mining	108.2	423.1	(314.9)	(74.4)%	319.1	668.6	(349.5)	(52.3)%
Trading and Brokerage	44.2	52.7	(8.5)	(16.1)%	145.2	182.5	(37.3)	(20.4)%

Total Segment Adjusted EBITDA	$428.0	$678.4	$(250.4)	(36.9)%	$1,215.6	$1,474.5	$(258.9)	(17.6)%

     Australian Mining operations’ Adjusted EBITDA for the nine months ended September 30, 2009 decreased compared to the prior year due to:
•	Lower annual export contract pricing that commenced April 1, 2009 and the decreased margin from lower volume due to reduced demand ($212.0 million); and

•	Higher production costs ($146.2 million) driven by increased overburden stripping ratios and decreased longwall mine performance, which included three first quarter 2009 longwall moves, partially offset by the lower average Australian exchange rate.
     Australian Mining operations’ Adjusted EBITDA for the quarter ended September 30, 2009 decreased compared to the prior year due to lower annual export contract pricing that commenced April 1, 2009 ($288.7 million) and unfavorable geology driven by increased overburden stripping ratios ($50.0 million), partially offset by the lower average Australian exchange rate ($22.1 million).
     Trading and Brokerage operations’ Adjusted EBITDA decreased compared to prior year (three months, $8.5 million; nine months, $37.3 million) primarily due to lower price volatility in the current year, partially offset by certain higher margin structured transactions and higher international revenues in the current year.
     Western U.S. Mining operations’ Adjusted EBITDA increased over the prior year driven by an overall increase in average sales prices across the region (three months, $42.4 million; nine months, $133.1 million) and decreased commodity costs (three months, $13.9 million; nine months, $26.2 million).
     Partially offsetting the above increases to Western U.S. Mining operations’ Adjusted EBITDA was:
•	The second quarter 2008 revenue recovery on a long-term coal supply agreement ($56.9 million); and

•	Increased labor, maintenance and repair costs, and higher fuel usage (three months, $2.8 million; nine months, $54.1 million).

     Midwestern U.S. Mining operations’ Adjusted EBITDA increased over the prior year primarily due to:
•	An increase in the average sales price (three months, $27.5 million; nine months, $90.1 million);

•	Decreased commodity costs (three months, $5.1 million; nine months, $11.6 million); and

•	Increased margin resulting from purchased coal used to satisfy customer requirements (three months, $2.8 million; nine months, $7.5 million).
     Partially offsetting the above increases to Midwestern U.S. Mining operations’ Adjusted EBITDA was increased labor costs relating to the redeployment from one of our recently closed mines to existing mines and increased materials and services costs (nine months, $23.3 million).
     Income From Continuing Operations Before Income Taxes
     The following table presents income from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Total Segment Adjusted EBITDA	$428.0	$678.4	$(250.4)	(36.9)%	$1,215.6	$1,474.5	$(258.9)	(17.6)%
Corporate and Other Adjusted EBITDA	(86.9)	(64.6)	(22.3)	(34.5)%	(222.9)	(131.3)	(91.6)	(69.8)%
Depreciation, depletion and amortization	(108.0)	(101.7)	(6.3)	(6.2)%	(305.5)	(284.4)	(21.1)	(7.4)%
Asset retirement obligation expense	(12.8)	(15.5)	2.7	17.4%	(31.8)	(31.2)	(0.6)	(1.9)%
Interest expense	(52.3)	(54.4)	2.1	3.9%	(151.6)	(171.6)	20.0	11.7%
Interest income	2.2	3.5	(1.3)	(37.1)%	6.2	7.0	(0.8)	(11.4)%

Income from continuing operations before income taxes	$170.2	$445.7	$(275.5)	(61.8)%	$510.0	$863.0	$(353.0)	(40.9)%

     Income from continuing operations before income taxes for the three and nine months ended September 30, 2009 was lower than the prior year primarily due to the lower Total Segment Adjusted EBITDA discussed above, lower Corporate and Other Adjusted EBITDA, and increased depreciation, depletion and amortization, partially offset by a decline in interest expense.
     Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income (loss) from our joint ventures, net gains on asset disposals or exchanges, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as generation development and Btu Conversion development costs. The decrease of $22.3 million and $91.6 million in Corporate and Other Adjusted EBITDA during the three and nine months ended September 30, 2009, respectively, compared to 2008 was due to the following:
•	Lower net gains on disposals or exchanges of assets (three months, $2.0 million; nine months, $51.6 million). The lower net gains on disposals or exchanges during the nine months ended September 30, 2009 were due to a $54.0 million gain in the prior year from the sale of non-strategic coal reserves and surface lands located in Kentucky;

•	Lower results from equity affiliates (three months, $8.5 million; nine months, $25.6 million) primarily from our 25.5% interest in Carbones del Guasare (owner and operator of the Paso Diablo Mine in Venezuela), which is primarily the result of lower productivity and higher costs due to ongoing labor issues; and

•	Increased selling and administrative costs (three months, $11.1 million; nine months, $10.6 million) primarily related to increased labor due to continued international expansion and other corporate initiatives.
     Depreciation, depletion and amortization was higher compared to the prior year (three months, $6.3 million; nine months, $21.1 million) due to:
•	Increased asset depletion at our North Antelope Rochelle Mine due to the impact of mining higher value coal reserves, partially offset by lower depletion at certain other mines resulting from lower production; and

•	Increased asset depreciation primarily associated with the addition of a blending and loading system at our North Antelope Rochelle Mine in mid-2008 (nine months).

     Interest expense was lower compared to the prior year (three months, $2.1 million; nine months, $20.0 million) resulting from lower variable interest rates on our Term Loan Facility and accounts receivable securitization program and lower average borrowings on our Revolving Credit Facility.
Net Income Attributable to Common Stockholders
     The following table presents net income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations before income taxes	$170.2	$445.7	$(275.5)	(61.8)%	$510.0	$863.0	$(353.0)	(40.9)%
Income tax provision	(57.0)	(62.5)	5.5	8.8%	(165.6)	(155.4)	(10.2)	(6.6)%

Income from continuing operations, net of income taxes	113.2	383.2	(270.0)	(70.5)%	344.4	707.6	(363.2)	(51.3)%
Income (loss) from discontinued operations	(2.4)	(11.4)	9.0	78.9%	23.6	(42.1)	65.7	156.1%

Net income	110.8	371.8	(261.0)	(70.2)%	368.0	665.5	(297.5)	(44.7)%
Less: Net income attributable to noncontrolling interests	4.0	2.3	(1.7)	(73.9)%	12.0	5.7	(6.3)	(110.5)%

Net income attributable to common stockholders	$106.8	$369.5	$(262.7)	(71.1)%	$356.0	$659.8	$(303.8)	(46.0)%

     Net income attributable to common stockholders was lower for both periods compared to the prior year due to the decrease in income from continuing operations before income taxes discussed above.
     Income tax provision was impacted by the following:
•	Increased expense associated with the remeasurement of non-U.S. tax accounts as a result of the strengthening Australian dollar against the U.S dollar (three months, $85.0 million; nine months, $98.4 million; the table below illustrates the foreign currency exchange rate fluctuations); and

	September 30,		June 30,		December 31,
	2009	2008	2009	2008	2008	2007
Australian dollar to U.S. dollar exchange rate	$0.8801	$0.7996	$0.8114	$0.9626	$0.6928	$0.8816
•	The prior year release of a valuation allowance (nine months, $45.3 million); partially offset by

•	Lower pre-tax earnings, which drove a decrease to the income tax provision (three months, $96.5 million; nine months, $123.6 million).
     Favorably impacting net income attributable to common stockholders was an increase in income from discontinued operations for the nine months ended September 30, 2009 of $65.7 million, which related primarily to the excise tax refund receivable recognized during the first quarter of 2009. See Note 4 to the unaudited condensed consolidated financial statements for more information related to the excise tax refund.

Outlook
     Near-Term Outlook
     The global economic downturn that began in late 2008 reduced gross domestic product (GDP) expectations in all major world economies from their pre-recession levels, which tempered spot pricing and coal demand in the near term. Global economies are showing signs of improvement, with 2009 global GDP expectations revised upwards during the third quarter and 2010 economic forecasts estimating a three percent expansion — although slower than expected economic improvement could temper these estimates. The Asia-Pacific markets continue to outpace the U.S. and European markets in economic growth and therefore electricity generation and steel production. Year-to-date through August 2009, China and India are the only steel producing ‘majors’ outpacing prior-year levels, with all other nations running 35% lower on average. Due to reduced steel production for 2009, metallurgical coal producers have also lowered planned production levels.
     During the second and third quarters of 2009, we reached agreements with customers for nearly all of the 2009 metallurgical coal volumes for contracts commencing April 1, 2009. Prices ranged from $129 per tonne for high-quality hard coking coal to the upper $80s per tonne for pulverized coal injection (PCI) coal and above $100 per tonne for semi-hard coals. In addition, we retained the majority of value associated with hard coking coal commitments carried over from settled agreements in the fiscal year ended March 31, 2009 with that value expected to be realized in deliveries from 2009 through the first quarter of 2012. We also priced 1.2 million tons of export thermal coal commitments for 2009 from Australian operations, in line with benchmark pricing.
     As of October 20, 2009, we had 5.5 to 7.0 million tons of Australia metallurgical coal unpriced for 2010, along with 7.5 to 8.0 million tons of unpriced export thermal coal. Unpriced 2010 volumes are primarily planned for deliveries over the last three quarters of 2010.
     In the U.S., the Energy Information Administration (EIA) estimates 2009 coal demand will be down more than 9% from 2008 levels. Reduced U.S. coal demand reflects lower GDP estimates due to the recession. Year-to-date, coal-based electricity generation demand is estimated to have declined 11.6% from the prior year. The reduced coal generation has resulted in utility inventory stockpiles estimated to approximate 190 million tons, 36% above year-ago levels. U.S. coal production is adjusting to changes in demand. Year-to-date, U.S. coal production has declined more than 60 million tons, and over the month of September, U.S. coal production was on an annualized pace more than 100 million tons lower than in 2008.
     We are targeting full-year 2009 production of approximately 190 million tons in the U.S. and 21 to 23 million tons in Australia. Total 2009 sales are expected to be in a range of 235 to 245 million tons. We may continue to adjust our production levels in response to changes in market demand.
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

     Long-Term Outlook
     While the current global economic conditions create near-term uncertainty, our long-term global outlook remains positive. Coal has been the fastest-growing fuel in the world for each of the past six years, with consumption growing nearly twice as fast as total energy use.
     The International Energy Agency’s World Energy Outlook estimates world primary energy demand will grow 45% between 2006 and 2030, with demand for coal rising 61%. China and India alone account for more than half of the expected incremental energy demand. Currently, 200 gigawatts of coal-fueled electricity generating plants are under construction around the world, representing nearly 790 million tonnes of annual coal demand expected to come online in the next several years. In the U.S., 16 gigawatts of new coal-based generating capacity have been completed in 2009 or are under construction, representing 65 to 70 million tons of annual coal demand when they come online over the next three to five years.
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
     In May 2009, legislation was introduced in Australia’s Parliament to establish a national emissions trading market, called the Carbon Pollution Reduction Scheme (CPRS). If enacted, the CPRS would set a cap on greenhouse gas emissions in Australia and issue permit allowances up to the cap limit. The proposed legislation would delay the CPRS start date to July 2011 due to the impacts of the global recession. The CPRS was passed by Australia’s House of Representatives on June 4, 2009, but was voted down by the Australian Senate on August 13, 2009. The Australian government has indicated it will be reintroducing the CPRS for consideration by Parliament before the end of 2009.
     In June 2009, the U.S. House of Representatives passed legislation which calls for an economy-wide, greenhouse gas cap-and-trade system and other complementary measures. The U.S. Senate is considering similar legislation, with hearings scheduled for late 2009. While it is possible that the U.S. will adopt some form of mandatory greenhouse gas legislation in the future, the timing and specific requirements of any such legislation are highly uncertain.
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
     We continue to support clean coal technology development and voluntary initiatives addressing global climate change through our participation as a founding member of the FutureGen Alliance and the Australian COAL21 Fund, and through our participation in the Power Systems Development Facility, the PowerTree Carbon Company LLC, the Midwest Geopolitical Sequestration Consortium and the Asia-Pacific Partnership for Clean Development and Climate. In addition, we are the only non-Chinese equity partner in GreenGen, a planned near-zero emissions coal-fueled power plant with carbon capture and storage which is under development in China. We are also a founding member of the Global Carbon Capture and Storage Institute, an international initiative to accelerate commercialization of carbon capture and storage (CCS) technologies through development of 20 integrated, industrial-scale demonstration projects.

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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with GAAP in the U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K filed with the SEC on August 6, 2009 describes the critical accounting policies and estimates used in the preparation of our financial statements.
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
     In accordance with the “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board Accounting Standards Codification, we evaluate the quality and reliability of the assumptions and data used to measure fair value in the three hierarchy Levels 1, 2 and 3 (see Notes 5 and Note 15 to our unaudited condensed consolidated financial statements for additional information). Commodity swaps and options and physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements, with limited price availability were classified in Level 3. Indicators of less liquid markets are those with periods of low trade activity or when broker quotes reflect wide pricing spreads. Generally, these instruments or contracts are valued using internally generated models that include forward pricing curve quotes from one to three reputable brokers. Our valuation techniques also include basis adjustments for heat rate, sulfur and ash content, port and freight costs, and credit and nonperformance risk. We validate our valuation inputs with third-party information and settlement prices from other sources where available.
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

     Net assets (liabilities) related to coal trading activities at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,	Increase
	2009	2008	(Decrease)
	(Dollars in millions)
Level 1	$7.3	$(17.0)	$24.3
Level 2	227.6	337.8	(110.2)
Level 3	4.2	37.8	(33.6)

Total	$239.1	$358.6	$(119.5)

     Our coal-trading platform includes positions designed to secure forward pricing for some of our production (i.e. cash flow hedges wherein the effective portion of the change in the fair value is recorded as a separate component of stockholders’ equity until the hedged transaction impacts reported earnings) as well as positions designed to generate current period trading results. The fair value of coal trading positions designated as cash flow hedges of anticipated future sales was an asset of $136.0 million as of September 30, 2009 and an asset of $220.4 million as of December 31, 2008 (primarily classified as Level 2). As of September 30, 2009, the estimated realization of our aggregate coal trading portfolio of $239.1 million is 51% in 2009 and 72% by the end of 2010.
Level 3 Net Financial Asset (Liability) Detail
     The Level 3 net financial assets (liabilities) as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(Dollars in millions)
Commodity swaps and options — coal trading activities	$—	$(1.1)
Physical commodity purchase/sale contracts — coal trading activities	4.2	38.9

Total net financial assets	$4.2	$37.8

Total net financial assets (liabilities) measured at fair value	$329.9	$(129.2)

Percent of Level 3 net financial assets to total net financial assets (liabilities) measured at fair value	1.3%	Not meaningful (1)

(1)	Percentage of Level 3 net financial assets compared to total net financial liabilities is not meaningful due to overall liability position as of December 31, 2008.
     The following table summarizes the changes in our recurring Level 3 net financial assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Beginning of period	$2.4	$378.7	$37.8	$128.7
Total gains or losses (realized/unrealized):
Included in earnings	1.1	(377.3)	1.4	(40.8)
Included in other comprehensive income	0.2	41.9	(5.9)	(11.9)
Purchases, issuances and settlements	(6.0)	42.2	(26.3)	41.7
Net transfers in (out)	6.5	51.5	(2.8)	19.3

End of period	$4.2	$137.0	$4.2	$137.0

     The following table summarizes the changes in unrealized gains (losses) relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$0.5	$(175.2)	$0.5	$50.8

(1)	Within the unaudited condensed consolidated statement of operations for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.
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
     We believe our available borrowing capacity and operating cash flows will be sufficient in the near term. As of September 30, 2009 we had cash and cash equivalents of $790.8 million and $1.5 billion of available borrowing capacity under our Senior Unsecured Credit Facility, net of outstanding letters of credit. The Senior Unsecured Credit Facility matures on September 15, 2011.
     In Australia, we have a bank overdraft facility that has a total capacity of approximately $15 million Australian dollars (approximately $13 million U.S. dollars). As of September 30, 2009, we had approximately $0.2 million of available capacity under this facility.
     Net cash provided by operating activities from continuing operations decreased $134.3 million compared to the prior year primarily due to the decline in operating cash flows generated from our Australian mining operations and the timing of cash flows from our working capital, primarily driven by foreign income tax payments related to prior year earnings. During the nine months ended September 30, 2009, we made funding contributions of $37.7 million to our pension plans. No additional pension plan payments are currently required or anticipated during the remainder of 2009.
     The decrease in cash used in discontinued operations of $99.8 million was due to approximately $59 million of cash received related to coal excise tax refunds in 2009 (see Note 4 to the unaudited condensed consolidated financial statements for more information related to the excise tax refund) and lower current year payments related to Patriot discontinued operations.
     Net cash used in investing activities from continuing operations decreased $180.4 million compared to the prior year due to the prior year acquisition of noncontrolling interests at our Millennium Mine of $106.9 million, lower current year federal coal lease expenditures of $54.9 million and lower capital spending of $15.5 million.
     Net cash used in financing activities decreased $134.9 million primarily due to prior year payments related to our revolving line of credit ($97.7 million), the repurchase of common stock ($58.4 million), and additional long-term debt repayments ($16.2 million), partially offset by $40.1 million of lower proceeds and tax benefits associated with stock options exercised.

     Our total indebtedness as of September 30, 2009 and December 31, 2008, consisted of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in millions)
Term Loan under the Senior Unsecured Credit Facility	$490.3	$490.3
Convertible Junior Subordinated Debentures due 2066	371.1	369.9
7.375% Senior Notes due 2016	650.0	650.0
6.875% Senior Notes due 2013	650.0	650.0
7.875% Senior Notes due 2026	247.1	247.0
5.875% Senior Notes due 2016	218.1	218.1
6.84% Series C Bonds due 2016	43.0	43.0
6.34% Series B Bonds due 2014	18.0	18.0
6.84% Series A Bonds due 2014	10.0	10.0
Capital lease obligations	70.0	81.2
Fair value hedge adjustment	8.5	15.1
Other	0.8	1.0

Total	$2,776.9	$2,793.6

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
Capital Expenditures
     Total capital expenditures for 2009 are expected to be between $325 million to $375 million, excluding federal coal reserve lease payments. These planned expenditures relate to sustaining capital at our existing mines, development of our Bear Run Mine in the Midwest (approximately $85 million), and the funding of our Prairie State Energy Campus investment (approximately $60 million).
Shelf Registration Statement
     On August 7, 2009, we filed an automatic shelf registration statement on Form S-3 as a well-known seasoned issuer with the SEC. The registration was for an indeterminate number of securities and is effective for three years, at which time we expect to be able to file an automatic shelf registration statement that would become immediately effective for another three-year term. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time securities, including common stock, preferred stock, debt securities, warrants and units.
Off-Balance Sheet Arrangements
     In the normal course of business, we are a party to off-balance sheet arrangements, which include guarantees, indemnifications, financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds and our accounts receivable securitization. Liabilities related to these arrangements are not reflected in our unaudited condensed consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

     Under our accounts receivable securitization program, undivided interests in a pool of eligible trade receivables contributed to our wholly-owned, bankruptcy-remote subsidiary are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit (Conduit). Purchases by the Conduit are financed with the sale of highly rated commercial paper. We utilize proceeds from the sale of our accounts receivable as an alternative to other forms of debt, effectively reducing our overall borrowing costs. The securitization program and the underlying facilities were renewed in May 2009 and expire in May 2012. The securitization transactions have been recorded as sales, with those accounts receivable sold to the Conduit removed from the unaudited condensed consolidated balance sheets. The amount of undivided interests in accounts receivable sold to the Conduit was $258.8 million as of September 30, 2009 and $275.0 million as of December 31, 2008.
     There were no other material changes to our off-balance sheet arrangements during the three months ended September 30, 2009. See Note 17 to our unaudited condensed consolidated financial statements for a discussion of our guarantees. Our off-balance sheet arrangements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K filed with the SEC on August 6, 2009.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
     See Note 2 to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.
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
Coal Trading Activities and Related Commodity Price Risk
     We engage in over-the-counter, direct and brokered trading of coal, ocean freight and fuel-related commodities to support our coal trading related activities. These activities give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the market value of a particular commitment. We actively measure, monitor and adjust traded position levels to remain within risk limits prescribed by management. For example, we have policies in place that limit the amount of total exposure, in VaR terms, that we may assume at any point in time.
     We account for coal trading using the fair value method, which requires us to reflect financial instruments with third parties, such as forwards, swaps and options, at market value in our unaudited condensed consolidated financial statements. Our trading portfolio included forwards, swaps and options as of September 30, 2009 and December 31, 2008.
     We perform a VaR analysis on our coal trading portfolio, which includes over-the-counter, exchange-settled and brokerage trading of coal. The use of VaR allows us to quantify in dollars, on a daily basis, the price risk inherent in our trading portfolio. VaR represents the potential loss in value of our mark-to-market portfolio due to adverse market movements over a defined time horizon (liquidation period) within a specified confidence level. Our VaR model is based on a variance/co-variance approach. This captures our exposure related to forwards, swaps and options positions. Our VaR model assumes a 5 to 15-day holding period and a 95% one-tailed confidence interval. This means that there is a one in 20 statistical chance that the portfolio would lose more than the VaR estimates during the liquidation period. Our volatility calculation incorporates an exponentially weighted moving average algorithm based on the previous 60 market days, which makes our volatility more representative of recent market conditions, while still reflecting an awareness of historical price movements.

     The use of VaR allows us to aggregate pricing risks across products in the portfolio, compare risk on a consistent basis and identify the drivers of risk. We use historical data to estimate price volatility as an input to VaR. Given our reliance on historical data, we believe VaR is reasonably effective in estimating risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. Due to the subjectivity in the choice of the liquidation period, reliance on historical data to calibrate the models and the inherent limitations in the VaR methodology, we perform regular stress and scenario analyses to estimate the impacts of market changes on the value of the portfolio. Additionally, back-testing is regularly performed to monitor the effectiveness of our VaR measure. The results of these analyses are used to supplement the VaR methodology and identify additional market-related risks. An inherent limitation of VaR is that past changes in market risk factors may not produce accurate predictions of future market risk.
     During the nine months ended September 30, 2009, the actual low, high, and average VaR for our coal trading portfolio were $4.7 million, $15.9 million, and $10.1 million, respectively. Our VaR decreased over the prior year due to less price volatility and lower overall prices in the U.S. and international coal markets.
     We also monitor other types of risk associated with our coal trading activities, including credit, market liquidity and counterparty nonperformance.
Nonperformance and Credit Risk
     Our concentration of nonperformance and credit risk is primarily with electric utilities, steel producers, energy producers and energy marketers. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to regularly monitor the credit extended. If we engage in a transaction with a counterparty that does not meet our credit standards, we seek to protect our position by requiring the counterparty to provide an appropriate credit enhancement. When appropriate (as determined by our credit management function), we have taken steps to reduce our exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay or perform. To reduce our credit exposure related to trading and brokerage activities, we seek to enter into agreements that include netting language with counterparties that permit us to offset receivables and payables with such counterparties and, to the extent required, will post or receive margin amounts associated with exchange-cleared positions.
     We conduct our various hedging activities related to foreign currency, interest rate management, and fuel and explosives exposures with a variety of highly-rated commercial banks. In light of the recent turmoil in the financial markets we continue to closely monitor counterparty creditworthiness.
Foreign Currency Risk
     We utilize currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 15 to our unaudited condensed consolidated financial statements. Assuming we had no hedges in place, our exposure in operating costs and expenses due to a five-cent change in the Australian dollar/U.S. dollar exchange rate is approximately $87 million for the next 12 months. However, taking into consideration hedges currently in place, our net exposure to the same rate change is approximately $28 million for the next 12 months. The chart at the end of Item 3 shows the notional amount of our hedge contracts as of September 30, 2009.
Interest Rate Risk
     Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we manage fixed-rate debt as a percent of net debt through the use of various hedging instruments, which are discussed in detail in Note 15 to our unaudited condensed consolidated financial statements. As of September 30, 2009, after taking into consideration the effects of interest rate swaps, we had $2.4 billion of fixed-rate borrowings and $0.4 billion of variable-rate borrowings outstanding. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $4 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $124 million in the estimated fair value of these borrowings.

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
Diesel Fuel and Explosives Hedges
     Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. To manage this risk, we use fixed price contracts, cost plus contracts and a combination of forward contracts with our suppliers and financial derivative contracts, which are primarily swap contracts with financial institutions.
     Notional amounts outstanding under fuel-related, derivative swap contracts are noted in the chart at the end of Item 3. We expect to consume 128 to 132 million gallons of diesel fuel in the next 12 months. Assuming we had no hedges in place, a $10 dollar per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $31 million based on our expected usage. However, taking into consideration hedges currently in place, our net exposure to changes in the price of crude oil is approximately $12 million.
     Notional amounts outstanding under explosives-related swap contracts are noted in the chart at the end of Item 3. We expect to consume 345,000 to 355,000 tons of explosives in the next 12 months in the U.S. Explosives costs in Australia are generally included in the fees paid to our contract miners. Assuming we had no hedges in place, a price change in natural gas (often a key component in the production of explosives) of one dollar per million MMBtu would result in an increase or decrease in our annual explosives costs of approximately $6 million based on our expected usage. However, taking into consideration hedges currently in place, our net exposure to changes in the price of natural gas is approximately $3 million.
     The following summarizes our interest rate, foreign currency and commodity positions at September 30, 2009:

	Notional Amount by Year of Maturity
							2014 and
	Total	2009	2010	2011	2012	2013	thereafter
Interest Rate Swaps
Fixed-to-floating (dollars in millions)	$50.0	$—	$—	$—	$—	$50.0	$—
Floating-to-fixed (dollars in millions)	$142.0	$—	$—	$120.0	$—	$—	$22.0

Foreign Currency
A$:US$ hedge contracts (A$ millions)	$2,518.5	$315.2	$1,099.3	$759.0	$345.0	$—	$—

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	183.9	25.1	69.4	56.5	32.9	—	—
U.S. explosives hedge contracts (million MMBtu)	3.7	0.7	3.0	—	—	—	—

	Account Classification by
	Cash flow	Fair value	Economic	Fair Value Asset
	hedge	hedge	hedge	(Liability)
				(Dollars in millions)
Interest Rate Swaps
Fixed-to-floating (dollars in millions)	$—	$50.0	$—	$0.9
Floating-to-fixed (dollars in millions)	$142.0	$—	$—	$(11.0)

Foreign Currency
A$:US$ hedge contracts (A$ millions)	$2,518.5	$—	$—	$175.4

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	182.0	—	1.9	$(68.2)
U.S. explosives hedge contracts (million MMBtu)	3.7	—	—	$(6.3)
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009, and have concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
     Additionally, during the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 16 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In July 2005, our Board of Directors authorized a share repurchase program of up to 5% of the then outstanding shares of our common stock, approximately 13 million shares. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. In addition, our Board of Directors had previously authorized our Chairman and Chief Executive Officer to repurchase up to $100 million of our common stock outside the share repurchase program. In October 2008, our Board of Directors amended the share repurchase program to increase the total authorized amount to $1 billion. The amended repurchase program does not have an expiration date and may be discontinued at any time. As of September 30, 2009, there was $700.4 million available for share repurchases under the program. There were no share repurchases under this program during the three months ended September 30, 2009.

				Maximum Dollar
				Value that May
			Total Number of	Yet Be Used to
	Total		Shares Purchased	Repurchase Shares
	Number of	Average	as Part of Publicly	Under the Publicly
	Shares	Price per	Announced	Announced Program
Period	Purchased(1)	Share	Program	(In Millions)
July 1 through July 31, 2009	—	$—	—	$700.4
August 1 through August 31, 2009	1,309	35.35	—	700.4
September 1 through September 30, 2009	369	32.14	—	700.4

Total	1,678	$34.64	—

(1)	Represents 1,678 shares withheld to cover the withholding taxes upon the vesting of restricted stock and issuance of common stock related to performance units.
Item 6. Exhibits.
     See Exhibit Index at page 55 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date: November 6, 2009	By:	/s/ MICHAEL C. CREWS
Michael C. Crews
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2008).

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Financial Officer.

101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2009 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.

**	Submitted herewith.