Form 10-Q
period 2010-03-31
PEABODY ENERGY CORP
filed 2010-05-07
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
There were 268,793,357 shares of common stock with a par value of $0.01 per share outstanding at April 30, 2010.

INDEX
PART I — FINANCIAL INFORMATION

Page
Item 1. Financial Statements.

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	1

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	2

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	3

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6. Exhibits	41

SIGNATURE	42

EXHIBIT INDEX	43
EX-4.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
Revenues
Sales	$1,385.1	$1,280.0
Other revenues	130.5	173.0

Total revenues	1,515.6	1,453.0

Costs and expenses
Operating costs and expenses	1,108.7	1,080.7
Depreciation, depletion and amortization	105.5	96.3
Asset retirement obligation expense	9.5	9.4
Selling and administrative expenses	55.4	46.1
Other operating (income) loss:
Net gain on disposal or exchange of assets	(7.3)	(3.3)
Loss from equity affiliates	1.6	4.1

Operating profit	242.2	219.7
Interest expense	50.0	51.1
Interest income	(1.0)	(2.8)

Income from continuing operations before income taxes	193.2	171.4
Income tax provision	56.1	30.2

Income from continuing operations, net of income taxes	137.1	141.2
Income (loss) from discontinued operations, net of income taxes	(0.4)	34.0

Net income	136.7	175.2
Less: Net income attributable to noncontrolling interests	3.0	5.2

Net income attributable to common stockholders	$133.7	$170.0

Income From Continuing Operations
Basic earnings per share	$0.50	$0.51

Diluted earnings per share	$0.50	$0.50

Net Income Attributable to Common Stockholders
Basic earnings per share	$0.50	$0.64

Diluted earnings per share	$0.50	$0.63

Dividends declared per share	$0.07	$0.06

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2010	December 31, 2009
	(Amounts in millions, except share and per
	share data)
ASSETS
Current assets
Cash and cash equivalents	$1,025.4	$988.8
Accounts receivable, net of allowance for doubtful accounts of $20.5 at March 31, 2010 and $18.3 at December 31, 2009	305.6	303.0
Inventories	343.2	325.1
Assets from coal trading activities, net	278.7	276.8
Deferred income taxes	29.4	40.0
Other current assets	266.3	255.3

Total current assets	2,248.6	2,189.0
Property, plant, equipment and mine development
Land and coal interests	7,576.0	7,557.3
Buildings and improvements	910.1	908.0
Machinery and equipment	1,456.6	1,391.2
Less: accumulated depreciation, depletion and amortization	(2,696.9)	(2,595.0)

Property, plant, equipment and mine development, net	7,245.8	7,261.5
Investments and other assets	560.9	504.8

Total assets	$10,055.3	$9,955.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$14.3	$14.1
Liabilities from coal trading activities, net	76.6	110.6
Accounts payable and accrued expenses	1,076.1	1,187.7

Total current liabilities	1,167.0	1,312.4

Long-term debt, less current maturities	2,734.7	2,738.2
Deferred income taxes	379.7	299.1
Asset retirement obligations	458.4	452.1
Accrued postretirement benefit costs	912.6	914.1
Other noncurrent liabilities	459.2	483.5

Total liabilities	6,111.6	6,199.4

Stockholders’ equity
Preferred Stock – $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2010 or December 31, 2009	—	—
Series A Junior Participating Preferred Stock – 1,500,000 shares authorized, no shares issued or outstanding as of March 31, 2010 or December 31, 2009	—	—
Perpetual Preferred Stock – 750,000 shares authorized, no shares issued or outstanding as of March 31, 2010 or December 31, 2009	—	—
Series Common Stock – $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of March 31, 2010 or December 31, 2009	—	—
Common Stock – $0.01 per share par value; 800,000,000 shares authorized, 277,597,943 shares issued and 268,779,512 shares outstanding as of March 31, 2010 and 276,848,279 shares issued and 268,203,815 shares outstanding as of December 31, 2009	2.8	2.8
Additional paid-in capital	2,083.8	2,067.7
Retained earnings	2,298.7	2,183.8
Accumulated other comprehensive loss	(121.0)	(183.5)
Treasury shares, at cost: 8,818,431 shares as of March 31, 2010 and 8,644,464 shares as of December 31, 2009	(328.9)	(321.1)

Peabody Energy Corporation’s stockholders’ equity	3,935.4	3,749.7
Noncontrolling interests	8.3	6.2

Total stockholders’ equity	3,943.7	3,755.9

Total liabilities and stockholders’ equity	$10,055.3	$9,955.3

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$136.7	$175.2
(Income) loss from discontinued operations, net of income taxes	0.4	(34.0)

Income from continuing operations, net of income taxes	137.1	141.2
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	105.5	96.3
Deferred income taxes	49.8	10.2
Share-based compensation	11.4	8.6
Amortization of debt discount and debt issuance costs	2.0	1.9
Net gain on disposal or exchange of assets	(7.3)	(3.3)
Loss from equity affiliates	1.6	4.1
Changes in current assets and liabilities:
Accounts receivable, including securitization	(2.0)	92.7
Inventories	(18.1)	(49.7)
Net assets from coal trading activities	(6.2)	20.9
Other current assets	3.7	11.9
Accounts payable and accrued expenses	(92.1)	(124.4)
Asset retirement obligations	6.7	8.5
Workers’ compensation obligations	2.5	0.5
Accrued postretirement benefit costs	5.4	5.1
Contributions to pension plans	(16.5)	(1.0)
Other, net	(12.9)	(3.3)

Net cash provided by continuing operations	170.6	220.2
Net cash used in discontinued operations	(6.6)	(28.7)

Net cash provided by operating activities	164.0	191.5

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(88.4)	(35.7)
Investment in Prairie State Energy Campus	(12.2)	(12.6)
Federal coal lease expenditures	—	(59.8)
Proceeds from disposal of assets, net of notes receivable	4.4	4.5
Additions to advance mining royalties	(0.8)	(2.4)
Investments in equity affiliates and joint ventures	(15.7)	—

Net cash used in investing activities	(112.7)	(106.0)

Cash Flows From Financing Activities
Payments of long-term debt	(2.6)	(3.0)
Dividends paid	(18.8)	(16.0)
Proceeds from stock options exercised	2.0	—
Other, net	4.7	10.5

Net cash used in financing activities	(14.7)	(8.5)

Net change in cash and cash equivalents	36.6	77.0
Cash and cash equivalents at beginning of period	988.8	449.7

Cash and cash equivalents at end of period	$1,025.4	$526.7

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation’s Stockholders’ Equity
					Accumulated
		Additional			Other		Total
		Paid-in		Retained	Comprehensive	Noncontrolling	Stockholders’
	Common Stock	Capital	Treasury Stock	Earnings	Loss	Interests	Equity
	(Dollars in millions)
December 31, 2009	$2.8	$2,067.7	$(321.1)	$2,183.8	$(183.5)	$6.2	$3,755.9
Comprehensive income:
Net income	—	—	—	133.7	—	3.0	136.7
Increase in fair value of cash flow hedges (net of $33.4 tax provision)	—	—	—	—	55.0	—	55.0
Postretirement plans and workers’ compensation obligations (net of $6.3 tax provision)	—	—	—	—	7.5	—	7.5

Comprehensive income				133.7	62.5	3.0	199.2
Dividends paid	—	—	—	(18.8)	—	—	(18.8)
Share-based compensation	—	11.4	—	—	—	—	11.4
Stock options exercised	—	2.0	—	—	—	—	2.0
Employee stock purchases	—	2.7	—	—	—	—	2.7
Shares relinquished	—	—	(7.8)	—	—	—	(7.8)
Distributions to noncontrolling interests	—	—	—	—	—	(0.9)	(0.9)

March 31, 2010	$2.8	$2,083.8	$(328.9)	$2,298.7	$(121.0)	$8.3	$3,943.7

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
     The accompanying condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2009 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.
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
     Certain amounts in prior periods have been reclassified to conform with the current year presentations with no effect on previously reported net income or stockholders’ equity.
(2) Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
     In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires new fair value disclosures, including significant transfers in and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, the guidance requires new disclosures regarding activity in Level 3 fair value measurements, including a gross basis reconciliation. The new disclosure requirements became effective for interim and annual periods beginning January 1, 2010, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Company). While the adoption of the guidance had an impact on the Company’s disclosures, it did not affect the Company’s results of operations, financial condition or cash flows. Further, the adoption of the gross presentation of Level 3 activity will also impact the Company’s disclosures, but will not affect its results of operations, financial condition or cash flows.
     In June 2009, the FASB issued accounting guidance on consolidations which clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance also requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, and additional disclosures about a company’s involvement in variable interest entities and any associated changes in risk exposure. The guidance became effective January 1, 2010, at which time there was no impact to the Company’s results of operations, financial condition or cash flows. The Company will continue monitoring and assessing its business ventures in accordance with the guidance.
     In June 2009, the FASB issued accounting guidance that seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance, which became January 1, 2010, had an impact on the Company’s disclosures, but did not affect the Company’s results of operations, financial condition or cash flows.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     In May 2009, the FASB issued guidance which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance was subsequently amended in February 2010. The new guidance no longer requires Securities and Exchange Commission (SEC) filers to disclose the date through which subsequent events have been evaluated. The adoption of the guidance, which was effective upon issuance, did not have a material impact on the Company’s results of operations, financial condition or cash flows.
(3) Discontinued Operations
     Revenues resulting from discontinued operations (including assets held for sale) were $27.6 million and $80.6 million for the three months ended March 31, 2010 and 2009, respectively. Income (loss) before income taxes reflects a loss of $0.7 million for the three months ended March 31, 2010 and income of $54.1 million for the three months ended March 31, 2009. The income for the three months ended March 31, 2009 relates primarily to a coal excise tax refund.
     Total assets related to discontinued operations were $32.0 million and $40.6 million as of March 31, 2010 and December 31, 2009, respectively. Total liabilities associated with discontinued operations were $33.8 million and $47.1 million as of March 31, 2010 and December 31, 2009, respectively.
     See Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding the Company’s discontinued operations.
(4) Assets and Liabilities from Coal Trading Activities
     The fair value of assets and liabilities from coal trading activities is set forth below:

	March 31, 2010		December 31, 2009
	(Dollars in millions)
	Gross Basis	Net Basis	Gross Basis	Net Basis
Assets from coal trading activities	$928.3	$278.7	$949.8	$276.8
Liabilities from coal trading activities	(711.5)	(76.6)	(779.3)	(110.6)

Subtotal	216.8	202.1	170.5	166.2
Net margin held (1)	(14.7)	—	(4.3)	—

Net fair value of coal trading positions	$202.1	$202.1	$166.2	$166.2

(1)	Represents margin held from counterparties of $29.3 million and margin posted with counterparties of $14.6 million at March 31, 2010 and margin held from counterparties of $22.4 million and margin posted with counterparties of $18.1 million at December 31, 2009.
     As of March 31, 2010, forward contracts made up 41% and 62% of the Company’s trading assets and liabilities, respectively; financial swaps represent most of the remaining balances. The net fair value of coal trading positions designated as cash flow hedges of anticipated future sales was an asset of $93.4 million as of March 31, 2010 and an asset of $93.0 million as of December 31, 2009. The net fair value of trading positions, including those designated as hedges of future cash flows, represents the net fair value of the trading portfolio.
     As of March 31, 2010, the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of
Expiration	Portfolio Total
2010	34%
2011	59%
2012	7%

100%

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     At March 31, 2010, 56% of the Company’s credit exposure related to coal trading activities with investment grade counterparties and 44% with non-investment grade counterparties.
(5) Inventories
     Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Materials and supplies	$101.8	$106.5
Raw coal	69.3	80.5
Saleable coal	172.1	138.1

Total	$343.2	$325.1

(6) Income Taxes
     The income tax rate differed from the United States (U.S.) federal statutory rate as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Federal statutory rate	$67.6	$60.0
Excess depletion	(9.7)	(16.7)
Foreign earnings rate differential	(14.0)	(15.5)
Remeasurement of foreign income tax accounts	5.4	(0.9)
State income taxes, net of U.S. federal tax benefit	2.4	(1.2)
Tax credits	(3.6)	(4.3)
Changes in valuation allowance	4.4	0.8
Changes in tax reserves	1.8	6.6
Other, net	1.8	1.4

Total provision	$56.1	$30.2

     The change in the deferred tax balances during the three months ended March 31, 2010 was driven by utilization of net operating loss carryforwards and changes in the value of the Company’s cash flow hedges.
     The Company and the Internal Revenue Service (IRS) recently completed an alternative dispute resolution program (Fast Track Settlement) for two notices of proposed adjustments to decrease the Company’s net operating losses. A settlement agreement for the adjustment related to the liquidation of an insolvent subsidiary was reached, but no agreement was reached for the adjustment of interest income accrued by a foreign subsidiary. The Company will now begin the formal IRS appeals process to resolve the remaining issue. The Company expects to reduce its net unrecognized tax benefits by approximately $21 million within 12 months of this reporting date, subject to the applicable IRS approval process.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(7) Accumulated Other Comprehensive Income (Loss)
     The following table sets forth the after-tax components of comprehensive income (loss):

		Net Actuarial
		Loss
		Associated
		with	Prior Service
		Postretirement	Cost		Total
	Foreign	Plans and	Associated		Accumulated
	Currency	Workers’	with		Other
	Translation	Compensation	Postretirement	Cash Flow	Comprehensive
	Adjustment	Obligations	Plans	Hedges	Loss
	(Dollars in millions)
December 31, 2009	$3.1	$(343.5)	$(10.4)	$167.3	$(183.5)
Net increase in value of cash flow hedges	—	—	—	70.4	70.4
Reclassification from other comprehensive income to earnings	—	8.0	0.5	(15.4)	(6.9)
Current period change	—	(1.0)	—	—	(1.0)

March 31, 2010	$3.1	$(336.5)	$(9.9)	$222.3	$(121.0)

     Comprehensive income (loss) differs from net income by the amount of unrealized gain or loss resulting from valuation changes of the Company’s cash flow hedges (which include fuel and explosives hedges, currency forwards, traded coal index contracts and interest rate swaps) and the change in actuarial loss and prior service cost during the periods. The values of the Company’s cash flow hedging instruments are affected by changes in interest rates, crude oil, diesel fuel, natural gas and coal prices and the U.S. dollar/Australian dollar exchange rate. The change in the value of the cash flow hedges during 2010 was primarily due to the strengthening of the Australian dollar against the U.S. dollar and higher commodity prices.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(8) Earnings per Share (EPS)
     The Company uses the two-class method to compute basic and diluted EPS for all periods presented. The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2010	2009
	(In millions, except per share amounts)
EPS numerator:
Income from continuing operations, net of income taxes	$137.1	$141.2
Less: Net income (loss) attributable to noncontrolling interests	3.0	5.2

Income from continuing operations attributable to common stockholders before allocation of earnings to participating securities	134.1	136.0
Less: Earnings allocated to participating securities	(0.9)	(1.2)

Income from continuing operations attributable to common stockholders (1)	133.2	134.8
Income (loss) from discontinued operations, net of income taxes	(0.4)	34.0

Net income attributable to common stockholders (1)	$132.8	$168.8

Weighted average shares outstanding — basic	266.5	265.3
Dilutive impact of share-based compensation	1.7	2.0

Weighted average shares outstanding — diluted (2)	268.2	267.3

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.50	$0.51
Income (loss) from discontinued operations	—	0.13

Net income	$0.50	$0.64

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.50	$0.50
Income (loss) from discontinued operations	—	0.13

Net income	$0.50	$0.63

(1)	The adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the periods presented.

(2)	Weighted average shares outstanding excludes anti-dilutive shares that were less than 0.1 million for the three months ended March 31, 2010 and 0.2 million for the three months ended March 31, 2009.
(9) Pension and Postretirement Benefit Costs
     Net periodic pension costs included the following components:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Service cost for benefits earned	$0.4	$0.4
Interest cost on projected benefit obligation	12.6	12.8
Expected return on plan assets	(14.2)	(15.2)
Amortization of prior service cost and actuarial loss	5.8	0.8

Net periodic pension (benefit) costs	$4.6	$(1.2)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Service cost for benefits earned	$3.1	$2.7
Interest cost on accumulated postretirement benefit obligation	14.5	14.0
Amortization of prior service cost and actuarial loss	6.9	4.3

Net periodic postretirement benefit costs	$24.5	$21.0

     During the three months ended March 31, 2010, the Company made discretionary contributions of approximately $16 million to its defined benefit pension plans. The Company expects to make additional discretionary contributions to such plans of approximately $12 million during the remainder of 2010, for a total of approximately $28 million.
     In March 2010, President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the Acts). Based on the Company’s analyses to date, it does not currently believe the Acts will result in a remeasurement of the Company’s postretirement health care liabilities, but will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. The extent of the impact cannot be actuarially determined until related regulations are promulgated and additional interpretations of the Acts become available. Provisions within the Acts for which financial impacts to the Company’s postretirement health care liabilities are possible, but not currently determinable, include application of the excise tax on high-cost employer coverage. The Company does not expect the other provisions of the Acts to materially impact its postretirement health care liabilities or results of operations. The Acts also impact active employees through various changes and/or expansions of healthcare benefits and coverage. While the Company will continue to monitor and assess the effect of the Acts on its active employee population, the Company cannot reasonably predict at this time what the amount of any additional cost may be.
(10) Segment Information
     The Company reports its operations primarily through the following reportable operating segments: “Western U.S. Mining,” “Midwestern U.S. Mining,” “Australian Mining,” “Trading and Brokerage” and “Corporate and Other.” The Company’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. The Company defines Adjusted EBITDA as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense and depreciation, depletion and amortization.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Operating segment results for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Revenues:
Western U.S. Mining	$662.1	$653.8
Midwestern U.S. Mining	309.4	310.7
Australian Mining	446.5	360.3
Trading and Brokerage	90.1	123.5
Corporate and Other	7.5	4.7

Total	$1,515.6	$1,453.0

Adjusted EBITDA:
Western U.S. Mining	$207.9	$183.2
Midwestern U.S. Mining	74.1	67.1
Australian Mining	123.3	83.2
Trading and Brokerage	32.4	65.5
Corporate and Other	(80.5)	(73.6)

Total	$357.2	$325.4

     A reconciliation of adjusted EBITDA to consolidated income from continuing operations follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Total Adjusted EBITDA	$357.2	$325.4
Depreciation, depletion and amortization	105.5	96.3
Asset retirement obligation expense	9.5	9.4
Interest expense	50.0	51.1
Interest income	(1.0)	(2.8)
Income tax provision	56.1	30.2

Income from continuing operations, net of income taxes	$137.1	$141.2

(11) Risk Management and Fair Value Measurements
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against changes in the fair value of the fixed rate debt that result from market interest rate changes. The interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of March 31, 2010, the Company had only one cash flow hedge in place.
     Foreign Currency Hedges. The Company is exposed to foreign currency exchange rate risk on Australian dollar expenditures made in its Australian Mining segment. This risk is managed by entering into forward contracts and options that the Company designates as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted Australian dollar expenditures. As of March 31, 2010, the Company had only forward contracts in place.
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
     Notional Amounts and Fair Value. The following summarizes the Company’s interest rate, foreign currency and commodity positions at March 31, 2010:

	Notional Amount by Year of Maturity
							2015 and
	Total	2010	2011	2012	2013	2014	thereafter
Interest Rate Swaps
Floating-to-fixed (dollars in millions)	$120.0	$—	$120.0	$—	$—	$—	$—

Foreign Currency
A$:US$ hedge contracts (A$ millions)	$3,834.7	$1,082.1	$1,138.8	$957.2	$377.6	$279.0	$—

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	212.4	61.5	81.6	65.8	3.5	—	—
U.S. explosives hedge contracts (million MMBtu)	2.2	2.2	—	—	—	—	—

	Account Classification by
	Cash flow	Fair value	Economic	Fair Value
	hedge	hedge	hedge	Asset (Liability)
				(Dollars in millions)
Interest Rate Swaps
Floating-to-fixed (dollars in millions)	$120.0	$—	$—	$(7.7)

Foreign Currency
A$:US$ hedge contracts (A$ millions)	$3,834.7	$—	$—	$249.6

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	212.4	—	—	$(4.8)
U.S. explosives hedge contracts (million MMBtu)	2.2	—	—	$(6.3)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     The Company’s hedging of future explosives purchases also has an inherent measure of ineffectiveness as the derivative positions are primarily based on natural gas which closely matches the contractual purchase price of explosives since price changes occur in a constant ratio of MMBtu per ton in the manufacture of explosives and generally carry a fixed surcharge.
     With respect to the interest rate swaps, there was no hedge ineffectiveness recognized in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2010 and 2009.
     The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-trading hedges during the three months ended March 31, 2010 and 2009:

		Three Months Ended March 31, 2010
			Gain (loss)	Gain (loss)
		Gain (loss)	recognized in other	reclassified from	Gain (loss)
		recognized in	comprehensive	other	reclassified from
		income on non	income on	comprehensive	other comprehensive
	Income Statement Classification	designated	derivative	income into income	income into income
Financial Instrument	Gains (Losses) - Realized	derivatives	(effective portion)	(effective portion)	(ineffective portion)
		(Dollars in millions)
Interest rate swaps:
- Cash flow hedges	Interest expense	$—	$0.9	$(1.2)	$—
Diesel fuel hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	10.4	(7.1)	1.0
Explosives cash flow hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(3.8)	(2.3)	—
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	82.0	38.8	—

Total		$—	$89.5	$28.2	$1.0

		Three Months Ended March 31, 2009
		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		recognized in	recognized in other	reclassified from	reclassified from
		income on non	comprehensive	other comprehensive	other comprehensive
	Income Statement Classification	designated	income on derivative	income into income	income into income
Financial Instrument	Gains (Losses) - Realized	derivatives(1)	(effective portion)	(effective portion)	(ineffective portion)
		(Dollars in millions)
Interest rate swaps:
- Cash flow hedges	Interest expense	$—	$1.1	$(3.0)	$—
Diesel fuel hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(10.5)	(29.5)	(1.9)
- Economic hedges	Operating costs and expenses	(2.0)	—	—	—
Explosives cash flow hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(5.9)	(5.5)	—
- Economic hedges	Operating costs and expenses	(2.0)	—	—	—
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	(9.6)	(44.2)	—

Total		$(4.0)	$(24.9)	$(82.2)	$(1.9)

(1)	Amounts relate to derivatives that were de-designated in 2009.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The classification and amount of derivatives presented on a gross basis as of March 31, 2010 and December 31, 2009 are as follows:

	Fair Value as of March 31, 2010
	Current	Noncurrent	Current	Noncurrent
Financial Instrument	Assets	Assets	Liabilities	Liabilities
		(Dollars in millions)
Interest rate swap cash flow hedges	$—	$—	$—	$7.7
Diesel fuel cash flow hedge contracts	9.9	21.8	25.1	11.4
Explosives cash flow hedge contracts	—	—	6.3	—
Foreign currency cash flow hedge contracts	126.0	123.9	0.2	0.1

Total	$135.9	$145.7	$31.6	$19.2

	Fair Value as of December 31, 2009
	Current	Noncurrent	Current	Noncurrent
Financial Instrument	Assets	Assets	Liabilities	Liabilities
		(Dollars in millions)
Interest rate swaps:
- Fair value hedges	$—	$1.5	$—	$—
- Cash flow hedges	—	—	—	9.8
Diesel fuel cash flow hedge contracts	6.7	18.0	31.3	15.6
Explosives cash flow hedge contracts	0.1	—	4.9	—
Foreign currency cash flow hedge contracts	110.6	100.2	1.6	3.1

Total	$117.4	$119.7	$37.8	$28.5

     After netting, the fair values of the respective derivatives are reflected in “Other current assets,” “Investments and other assets,” “Accounts payable and accrued expenses,” and “Other noncurrent liabilities” in the condensed consolidated balance sheets.
     The Company elected the trading exemption under U.S. generally accepted accounting principles (GAAP) for its coal trading transactions which allows for reduced disclosure since it is the Company’s policy to include these instruments as a part of its trading book. For further information, see Risk Management — Coal Trading below.
Risk Management — Coal Trading
     The Company engages in trading activities which include over-the-counter direct and brokered trading of coal and the related ocean freight along with the related fuel commodities (coal trading), some of which is subsequently exchange-cleared and some of which is bilaterally-cleared. Except those for which the Company has elected to apply a normal purchases and normal sales exception, derivative coal trading contracts are accounted for on a fair value basis. For derivative trading contracts, the Company establishes fair values using bid/ask price quotations or other market assessments obtained from multiple, independent third-party brokers to value its trading positions from the over-the-counter market. Prices from these sources are then averaged to obtain trading position values. While the Company does not anticipate any decrease in the number of third-party brokers or market liquidity, such events could erode the quality of market information and therefore in valuing its market positions should the number of third-party brokers decrease or if market liquidity is reduced. For its exchange-cleared positions, the Company utilizes exchange-published settlement prices. See Note 4 for information related to the maturity and valuation of the Company’s trading portfolio.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
Trading Revenue by Type of Instrument	2010	2009
	(Dollars in millions)
Commodity swaps and options	$27.4	$57.0
Physical commodity purchase / sale contracts	28.6	19.2

Total trading revenue	$56.0	$76.2

     Trading revenues are recorded in “Other revenues” in the consolidated statements of operations and include realized and unrealized gains and losses on derivative instruments, including those under the normal purchases and normal sales exception.
     Hedge Ineffectiveness. In some instances, the Company has designated an existing coal trading derivative as a hedge and, thus, the derivative has a non-zero fair value at hedge inception. The “off-market” nature of these derivatives, which is best described as an embedded financing element within the derivative, is a source of ineffectiveness. In other instances, the Company uses a coal trading derivative that settles at a different time or has a different location basis than the occurrence of the cash flow being hedged. These collectively yield ineffectiveness to the extent that the derivative hedge contract does not exactly offset changes in the fair value or expected cash flows of the hedged item. The ineffective portion of the derivative’s change in fair value is recorded in the consolidated statements of operations.
Nonperformance and Credit Risk
     The fair value of the Company’s assets and liabilities reflects adjustments for nonperformance and credit risk. The concentration of nonperformance and credit risk is substantially with electric utilities, steel producers, energy producers and energy marketers. The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to regularly monitor the credit extended. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. Also, when appropriate (as determined by its credit management function), the Company has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of a failure to pay or perform. To reduce its credit exposure related to trading and brokerage activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties and, to the extent required, will post or receive margin amounts associated with exchange-cleared positions.
     The Company conducts its various hedging activities related to foreign currency, interest rate, and fuel and explosives exposures with a variety of highly-rated commercial banks. In light of the recent turmoil in the financial markets the Company continues to closely monitor counterparty creditworthiness.
     Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. In the event the Company were to sustain a material adverse event (using commercially reasonable standards), the counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at March 31, 2010 and December 31, 2009, could require the Company to post collateral of $55.8 million and $83.8 million, respectively, to its counterparties.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. If a credit downgrade were to occur below contractually specified levels, the Company’s additional collateral requirements owed to its counterparties are estimated to be approximately $9 million at March 31, 2010 and approximately $16 million at December 31, 2009 based on the aggregate fair value of all derivative trading instruments with such features that are in a net liability position. No such collateral was posted at March 31, 2010 and $0.8 million was posted at December 31, 2009.
     The Company is required to post collateral on its exchange-settled positions for its entire net liability position, which was $14.6 million as of March 31, 2010 and $18.1 million as of December 31, 2009. In addition, the Company had posted $19.1 million and $29.7 million of collateral to meet the requirements of the respective exchanges at March 31, 2010 and December 31, 2009, respectively (reflected in “Other current assets”).
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
     The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
		(Dollars in millions)
Commodity swaps and options — coal trading activities	$0.8	$124.8	$—	$125.6
Commodity swaps and options — diesel fuel	—	(4.8)	—	(4.8)
Commodity swaps and options — explosives	—	(6.3)	—	(6.3)
Physical commodity purchase/sale contracts — coal trading activities	—	64.0	12.5	76.5
Interest rate swaps	—	(7.7)	—	(7.7)
Foreign currency hedge contracts	—	249.6	—	249.6

Total net financial assets (liabilities)	$0.8	$419.6	$12.5	$432.9

	December 31, 2009
	Level 1	Level 2	Level 3	Total
		(Dollars in millions)
Commodity swaps and options — coal trading activities	$(1.7)	$80.7	$—	$79.0
Commodity swaps and options — diesel fuel	—	(22.2)	—	(22.2)
Commodity swaps and options — explosives	—	(4.8)	—	(4.8)
Physical commodity purchase/sale contracts — coal trading activities	—	70.2	17.0	87.2
Interest rate swaps	—	(8.3)	—	(8.3)
Foreign currency hedge contracts	—	206.1	—	206.1

Total net financial assets (liabilities)	$(1.7)	$321.7	$17.0	$337.0

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
     The Company did not have any transfers between Level 1 and Level 2 during the three months ended March 31, 2010. The Company’s policy is to value all transfers between levels using the beginning of period valuation. This represents a change in policy from those in effect at December 31, 2009. Previously, the end of the period values were used for transfers into Level 3 and beginning of period values for transfers out of Level 3.
     The following table summarizes the changes in the Company’s recurring Level 3 net financial assets (liabilities):

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Beginning of period	$17.0	$37.8
Total gains or losses (realized/unrealized):
Included in earnings	(4.7)	(14.1)
Included in other comprehensive income	0.3	(13.7)
Purchases, issuances and settlements	(0.1)	(6.1)
Transfers out	—	(7.5)

End of period	$12.5	$(3.6)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the changes in unrealized gains (losses) relating to Level 3 net financial assets still held at the end of the period:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$(1.2)	$(13.1)

(1)	Within the condensed consolidated statements of operations for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.
Fair Value — Other Financial Instruments
     The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2010 and December 31, 2009:
•	Cash and cash equivalents, accounts receivable, including accounts receivable within the Company’s securitization program, and accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

•	Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available, and otherwise on estimated borrowing rates to discount the cash flows to their present value. The carrying amounts of the 7.875% Senior Notes due 2026 and the Convertible Junior Subordinated Debentures due 2066 are net of the respective unamortized note discounts.
     The carrying amounts and estimated fair values of the Company’s debt are summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(Dollars in millions)
Long-term debt	$2,749.0	$2,844.6	$2,752.3	$2,828.8

(12) Commitments and Contingencies
Commitments
     As of March 31, 2010, purchase commitments for capital expenditures were $68.2 million.
     The Company controls a 17.7% interest in the Newcastle Coal Infrastructure Group (NCIG), which is currently completing construction of a coal transloading facility in Newcastle, Australia. The facility, which is expected to be completed in 2010, is backed by take or pay agreements. Financing for the next stage of construction is currently being sought by NCIG. In the event there is a financing shortfall, the Company has committed to fund a pro-rata share of the financing along with the other NCIG shareholders. The Company’s share could be as much as $85 million Australian dollars (approximately $78 million U.S. dollars).
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Litigation Relating to Continuing Operations
     Navajo Nation Litigation. On June 18, 1999, the Navajo Nation served three of the Company’s subsidiaries, including Peabody Western Coal Company (Peabody Western), with a complaint that had been filed in the U.S. District Court for the District of Columbia. The Navajo Nation alleged 16 claims, including Civil Racketeer Influenced and Corrupt Organizations Act (RICO) violations and fraud. On April 12, 2010, the Navajo Nation filed an amended complaint to substantially narrow the scope of the Navajo Nation’s claims by removing the RICO allegations but leaving the other 12 common law tort and contractual claims. The complaint alleges that the defendants jointly participated in unlawful activity to obtain favorable coal lease amendments. The plaintiff is seeking various remedies including actual damages of at least $600 million, punitive damages of at least $1 billion, a determination that Peabody Western’s two coal leases have terminated due to Peabody Western’s breach of these leases and a reformation of these leases to adjust the royalty rate to 20%. The court has allowed the Hopi Tribe to intervene in this lawsuit and the Hopi Tribe is also seeking unspecified actual damages, punitive damages and reformation of its coal lease. One of the Company’s subsidiaries named as a defendant is now a subsidiary of Patriot Coal Corporation (Patriot). However, the Company is responsible for this litigation under the Separation Agreement entered into with Patriot in connection with the spin-off. The U.S. Supreme Court has ruled against the Navajo Nation in a related case against the U.S. government, and remanded that case to the lower court to dismiss the complaint. The U.S. Supreme Court said that none of the sources relied on by the Navajo Nation provided a basis for its breach-of-trust lawsuit against the U.S. government, which undermines some of the claims the Navajo Nation asserts in its litigation against the Company.
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
     Gulf Power Company Litigation. On June 22, 2006, Gulf Power Company (Gulf Power) filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company’s subsidiary under a coal supply agreement with Gulf Power and seeking damages for alleged past and future tonnage shortfalls of nearly 5 million tons under the agreement, which expired on December 31, 2007. In February 2008, the court denied the Company’s motion to dismiss the Florida lawsuit or to transfer it to Illinois and retained jurisdiction over the case. Gulf Power filed a motion for partial summary judgment on liability, and the Company subsidiary filed a motion for summary judgment seeking complete dismissal. On September 30, 2009, the court granted Gulf Power’s motion for partial summary judgment and denied the Company subsidiary’s motion for summary judgment. In October 2009, the Company subsidiary filed a motion for reconsideration which the court denied. The damages portion of the trial was held in February 2010; however, the court has not yet rendered its decision in the case.
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
Environmental Claims and Litigation
     Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Superfund Amendments and Reauthorization Act of 1986. Claims were asserted at 12 additional sites, bringing the total to 17, which have since been reduced to 11 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability, because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $48.8 million as of March 31, 2010 and $49.5 million as of December 31, 2009, $7.2 million and $7.9 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In September 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRP’s mining operations caused the EPA to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historical mining sites. In September 2008, Gold Fields and other PRPs received letters from the U.S. Department of Justice and the EPA re-initiating settlement negotiations. Gold Fields continues to participate in the settlement discussions. Gold Fields believes it has meritorious defenses to these claims.
     Gold Fields is involved in other litigation in the Picher area, and the Company indemnified TXU Group with respect to a defendant as is more fully discussed under the “Oklahoma Lead Litigation” caption above. Gold Fields has also been contacted by the state of Kansas (Kansas Department of Health and Environment) and is in negotiations for final resolution of natural resource damages claims at two sites. Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than the liabilities recorded in the consolidated balance sheets. Based on the Company’s evaluation of the issues and their potential impact, the total amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims and litigation are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Comer, et al v. Murphy Oil Co., et al. In April 2006, residents and owners of land and property along the Mississippi Gulf coast filed a purported class action lawsuit in the U.S. District Court in the Southern District of Mississippi against more than 45 oil, chemical, utility and coal companies, including the Company. The plaintiffs alleged that defendants’ greenhouse gas emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina,” and sought damages based on several legal theories. The defendants filed motions to dismiss on the grounds of lack of personal and subject matter jurisdiction. In August 2007, the court granted defendants’ motion to dismiss for lack of subject matter jurisdiction finding that plaintiffs’ claims are barred by the political question doctrine and for lack of standing. In October 2009, a three-judge panel of the U.S. Court of Appeals for the Fifth Circuit reversed in part the decision of the trial court, holding that the plaintiffs had standing to assert their public and private nuisance, trespass and negligence claims. The court held that plaintiffs did not satisfy the prudential standing requirement for their unjust enrichment, fraudulent misrepresentation and civil conspiracy claims and dismissed those claims and ordered that the case be remanded to the district court for further proceedings. In March 2010, the Fifth Circuit ordered a hearing en banc before the full Fifth Circuit to consider plaintiffs’ appeal. Plaintiffs have filed their briefs, and defendants’ briefs are due in April. Oral argument is scheduled for May 24, 2010. The Company believes that this lawsuit is without merit and intends to defend against and oppose it vigorously, but cannot predict its outcome. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes this matter is likely to be resolved without a materially adverse effect on its financial condition, results of operations or cash flows.
     Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et al. In February 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, several owners of electricity generating facilities and several oil companies. The plaintiffs are the governing bodies of a village in Alaska that they contend is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for nuisance, and allege that the defendants have acted in concert and are jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village. The defendants filed motions to dismiss on the grounds of lack of personal and subject matter jurisdiction. In September 2009, the court granted defendants’ motion to dismiss for lack of subject matter jurisdiction finding that plaintiffs’ federal claim for nuisance is barred by the political question doctrine and for lack of standing. The plaintiffs are appealing the court’s dismissal to the U.S. Court of Appeals for the Ninth Circuit. Plaintiffs filed their briefs, and defendants’ briefs are due June 20, 2010, with plaintiffs’ reply briefs due September 15, 2010.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(13) Guarantees and Financial Instruments with Off-Balance-Sheet Risk
     In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities, which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.
Letters of Credit and Bonding
     The Company has letters of credit, surety bonds and corporate guarantees (such as self bonds) in support of the Company’s reclamation, coal lease obligations, and workers’ compensation as follows as of March 31, 2010:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other (1)	Total
			(Dollars in millions)
Self bonding	$823.4	$—	$—	$—	$823.4
Surety bonds	748.7	116.4	8.1	58.2	931.4
Letters of credit	34.9	—	47.8	211.5	294.2

	$1,607.0	$116.4	$55.9	$269.7	$2,049.0

(1)	Other includes the six letter of credit obligations described below and an additional $61.0 million in letters of credit and surety bonds related to collateral for surety companies, road maintenance, performance guarantees and other operations.
     The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of March 31, 2010, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million.
     The Company is party to an agreement with the Pension Benefit Guaranty Corporation (PBGC) and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002 TXU Europe Limited was placed under the administration process in the United Kingdom (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of March 31, 2010. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
     At March 31, 2010, the Company has a $128.9 million letter of credit for collateral for bank guarantees issued with respect to certain reclamation and performance obligations related to some of the Company’s Australian mines.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Guarantees
     The Company has a liability recorded of $52.3 million as of March 31, 2010 and December 31, 2009 related to reclamation and bonding commitments associated with the purchase of approximately 427 million tons of coal reserves and surface lands in the Illinois Basin in 2007.
     The Company is the lessee under numerous equipment and property leases. It is common in such commercial lease transactions for the Company, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of the Company’s operations. The Company expects that losses with respect to leased property would be covered by insurance (subject to deductibles). The Company and certain of its subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, the Company’s maximum potential obligations under its leases are equal to the respective future minimum lease payments, and the Company assumes that no amounts could be recovered from third parties.
     A subsidiary of the Company owns a 5.06% undivided interest in the Prairie State Energy Campus (Prairie State), a 1,600 megawatt coal-fuel electricity generation project currently under construction. In connection with the development of Prairie State, each owner, including the Company’s subsidiary, has a guarantee for its proportionate share of obligations to pay its percentage of the construction costs under the Target Price Engineering, Procurement and Construction Agreement with Bechtel Power Corporation. Included in “Investments and other assets” in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, are costs of $138.8 million and $126.6 million, respectively. The Company spent $12.2 million during the three months ended March 31, 2010 representing its 5.06% share of the construction costs. Total construction costs for Prairie State are expected to be approximately $4 billion.
     The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries, and substantially all of the Company’s subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments.
Accounts Receivable Securitization
     The Company has an accounts receivable securitization program (securitization program) through its wholly-owned, bankruptcy-remote subsidiary (Seller). Under the securitization program, beginning in 2010, the Company contributes, on a revolving basis, trade receivables of most of the Company’s U.S. subsidiaries to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the Company’s Senior Unsecured Credit Facility, effectively managing its overall borrowing costs and providing an additional source for working capital. The securitization program was renewed in May 2009 and amended in December 2009 in order to qualify for sale accounting under a newly adopted accounting standard related to financial asset transfers. Prior to amending the securitization program, the Company sold senior undivided interests in certain of its accounts receivable and retained subordinated interests in those receivables. The current securitization program extends to May 2012, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.
     The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2010, the Company received total consideration of $1,097.6 million related to accounts receivable sold under the securitization program, including $274.7 million of cash up front from the sale of the receivables, an additional $742.3 million of cash upon the collection of the underlying receivables, and $80.6 million that had not been collected at March 31, 2010 and was recorded at fair value which approximates carrying value.
     The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as operating activity because both the cash received from the Conduits upon sale of receivables as well as the cash received from the Conduits upon the ultimate collection of receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded losses associated with securitization transactions of $0.7 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$985.9	$597.9	$(68.2)	$1,515.6
Costs and expenses
Operating costs and expenses	(28.3)	711.2	494.0	(68.2)	1,108.7
Depreciation, depletion and amortization	—	72.4	33.1	—	105.5
Asset retirement obligation expense	—	7.0	2.5	—	9.5
Selling and administrative expenses	9.1	44.6	1.7	—	55.4
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(7.3)	—	—	(7.3)
(Income) loss from equity affiliates	(150.6)	1.8	1.2	149.2	1.6
Interest expense	49.5	12.8	3.7	(16.0)	50.0
Interest income	(3.8)	(5.4)	(7.8)	16.0	(1.0)

Income from continuing operations before income taxes	124.1	148.8	69.5	(149.2)	193.2
Income tax provision (benefit)	(9.6)	48.9	16.8	—	56.1

Income from continuing operations, net of income taxes	133.7	99.9	52.7	(149.2)	137.1
Loss from discontinued operations, net of income taxes	—	(0.4)	—	—	(0.4)

Net income	133.7	99.5	52.7	(149.2)	136.7
Less: Net income attributable to noncontrolling interests	—	—	3.0	—	3.0

Net income attributable to common stockholders	$133.7	$99.5	$49.7	$(149.2)	$133.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(Dollars in millions)
Total revenues	$—	$1,187.3	$398.7	$(133.0)	$1,453.0
Costs and expenses
Operating costs and expenses	79.4	921.0	213.3	(133.0)	1,080.7
Depreciation, depletion and amortization	—	72.5	23.8	—	96.3
Asset retirement obligation expense	—	8.6	0.8	—	9.4
Selling and administrative expenses	7.2	36.4	2.5	—	46.1
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(3.3)	—	—	(3.3)
(Income) loss from equity affiliates	(214.4)	1.6	2.5	214.4	4.1
Interest expense	49.9	16.9	4.5	(20.2)	51.1
Interest income	(3.9)	(14.5)	(4.6)	20.2	(2.8)

Income from continuing operations before income taxes	81.8	148.1	155.9	(214.4)	171.4
Income tax provision (benefit)	(53.9)	41.0	43.1	—	30.2

Income from continuing operations, net of income taxes	135.7	107.1	112.8	(214.4)	141.2
Income (loss) from discontinued operations, net of income taxes	34.3	0.4	(0.7)	—	34.0

Net income	170.0	107.5	112.1	(214.4)	175.2
Less: Net income attributable to noncontrolling interests	—	—	5.2	—	5.2

Net income attributable to common stockholders	$170.0	$107.5	$106.9	$(214.4)	$170.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited Supplemental Condensed Consolidated Balance Sheets

	March 31, 2010
	Parent	Guarantor	Non-Guarantor	Reclassifications/
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$425.0	$0.1	$600.3	$—	$1,025.4
Accounts receivable, net	0.1	20.5	285.0	—	305.6
Inventories	—	163.8	179.4	—	343.2
Assets from coal trading activities, net	—	71.8	206.9	—	278.7
Deferred income taxes	11.6	53.7	—	(35.9)	29.4
Other current assets	148.4	36.4	81.5	—	266.3

Total current assets	585.1	346.3	1,353.1	(35.9)	2,248.6
Property, plant, equipment and mine development
Land and coal interests	—	4,817.6	2,758.4	—	7,576.0
Buildings and improvements	—	784.3	125.8	—	910.1
Machinery and equipment	—	1,181.5	275.1	—	1,456.6
Less: accumulated depreciation, depletion and amortization	—	(2,165.8)	(531.1)	—	(2,696.9)

Property, plant, equipment and mine development, net	—	4,617.6	2,628.2	—	7,245.8
Deferred income taxes	98.1	—	—	(98.1)	—
Investments and other assets	9,165.7	123.8	33.5	(8,762.1)	560.9

Total assets	$9,848.9	$5,087.7	$4,014.8	$(8,896.1)	$10,055.3

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$14.3	$—	$14.3
Payables to (receivables from) affiliates, net	2,278.5	(2,326.1)	47.6	—	—
Liabilities from coal trading activities, net	—	29.5	47.1	—	76.6
Deferred income taxes	—	—	35.9	(35.9)	—
Accounts payable and accrued expenses	108.6	627.9	339.6	—	1,076.1

Total current liabilities	2,387.1	(1,668.7)	484.5	(35.9)	1,167.0
Long-term debt, less current maturities	2,634.8	0.1	99.8	—	2,734.7
Deferred income taxes	—	220.2	257.6	(98.1)	379.7
Notes payable to (receivables from) affiliates, net	819.2	(822.2)	3.0	—	—
Other noncurrent liabilities	72.4	1,646.8	111.0	—	1,830.2

Total liabilities	5,913.5	(623.8)	955.9	(134.0)	6,111.6
Peabody Energy Corporation’s stockholders’ equity	3,935.4	5,711.5	3,050.6	(8,762.1)	3,935.4
Noncontrolling interests	—	—	8.3	—	8.3

Total stockholders’ equity	3,935.4	5,711.5	3,058.9	(8,762.1)	3,943.7

Total liabilities and stockholders’ equity	$9,848.9	$5,087.7	$4,014.8	$(8,896.1)	$10,055.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited Supplemental Condensed Consolidated Balance Sheets

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
		(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(51.2)	$309.2	$(87.4)	$170.6
Net cash used in discontinued operations	(6.0)	(0.6)	—	(6.6)

Net cash provided by (used in) operating activities	(57.2)	308.6	(87.4)	164.0

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(74.3)	(14.1)	(88.4)
Investment in Prairie State Energy Campus	—	(12.2)	—	(12.2)
Proceeds from disposal of assets, net of notes receivable	—	3.5	0.9	4.4
Additions to advance mining royalties	—	(0.8)	—	(0.8)
Investment in equity affiliates and joint ventures	—	(15.0)	(0.7)	(15.7)

Net cash used in investing activities	—	(98.8)	(13.9)	(112.7)

Cash Flows From Financing Activities
Payments of long-term debt	—	—	(2.6)	(2.6)
Dividends paid	(18.8)	—	—	(18.8)
Proceeds from stock options exercised	2.0	—	—	2.0
Other, net	2.8	(1.0)	2.9	4.7
Transactions with affiliates, net	127.8	(208.9)	81.1	—

Net cash provided by (used in) financing activities	113.8	(209.9)	81.4	(14.7)

Net change in cash and cash equivalents	56.6	(0.1)	(19.9)	36.6
Cash and cash equivalents at beginning of period	368.4	0.2	620.2	988.8

Cash and cash equivalents at end of period	$425.0	$0.1	$600.3	$1,025.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
		(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(9.7)	$111.9	$118.0	$220.2
Net cash provided by (used in) discontinued operations	(27.2)	(2.4)	0.9	(28.7)

Net cash provided by (used in) operating activities	(36.9)	109.5	118.9	191.5

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(22.2)	(13.5)	(35.7)
Investment in Prairie State Energy Campus	—	(12.6)	—	(12.6)
Federal coal lease expenditures	—	(59.8)	—	(59.8)
Proceeds from disposal of assets, net of notes receivable	—	3.6	0.9	4.5
Additions to advance mining royalties	—	(2.4)	—	(2.4)

Net cash used in investing activities	—	(93.4)	(12.6)	(106.0)

Cash Flows From Financing Activities
Payments of long-term debt	—	—	(3.0)	(3.0)
Dividends paid	(16.0)	—	—	(16.0)
Other, net	2.2	—	8.3	10.5
Transactions with affiliates, net	36.7	(16.8)	(19.9)	—

Net cash provided by (used in) financing activities	22.9	(16.8)	(14.6)	(8.5)

Net change in cash and cash equivalents	(14.0)	(0.7)	91.7	77.0
Cash and cash equivalents at beginning of period	161.2	4.5	284.0	449.7

Cash and cash equivalents at end of period	$147.2	$3.8	$375.7	$526.7

(15) Subsequent Event
     On April 15, 2010, the Company submitted a definitive proposal to acquire a controlling interest in Macarthur Coal Limited (Macarthur). The proposal has the approval of the Company’s Board of Directors and would be implemented by way of a court-ordered scheme of arrangement on customary terms, including receipt of the Australian Foreign Investment Review Board and other regulatory approvals. The proposal was also subject to a limited, confirmatory due diligence period of up to five days, which has been completed. The Company is currently in discussions with Macarthur regarding the proposal.

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
     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

Overview
     We are the world’s largest private sector coal company, with majority interests in 27 coal mining operations in the U.S. and Australia. In 2009, we produced 210.0 million tons of coal and sold 243.6 million tons of coal.
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
   Recent Events
     On April 15, 2010, we submitted a definitive proposal to acquire a controlling interest in Macarthur Coal Limited (Macarthur). The proposal has the approval of our Board of Directors and would be implemented by way of a court-ordered scheme of arrangement on customary terms, including receipt of the Australian Foreign Investment Review Board and other regulatory approvals. The proposal was also subject to a limited, confirmatory due diligence period of up to five days, which has been completed. We are currently in discussions with Macarthur regarding the proposal.
     We control a 17.7% interest in the Newcastle Coal Infrastructure Group (NCIG), which is currently completing construction of a coal transloading facility in Newcastle, Australia. The facility began shipping coal in April 2010 and has an initial annual capacity of 33 million tons per year, of which our share is 5.8 million tons.
     Our Bear Run Mine in Sullivan County, Indiana is expected to ship its first coal in the second quarter of 2010. The mine is expected to be the largest surface coal mine in the eastern U.S. which, at full production levels, has a capacity of approximately 8 million tons of coal annually. The mine will initially supply two major Midwestern electricity generators under long-term contracts with terms of up to 17 years.
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
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
   Summary
     We estimate markets are continuing to recover from the global economic recession. In the U.S., coal stockpiles at electric utilities were reduced by 36 million tons between December 2009 and February 2010, with approximately half of the reductions occurring at Powder River Basin-sourced coal-fueled plants. In Australia, there was an increase in demand for metallurgical coal driven by demand from Asia-Pacific markets. We continue to focus on cost control and productivity improvements, increased contributions from our high-margin operations and exercising capital discipline. We ended the quarter with total available liquidity of $2.51 billion, which includes cash of $1.03 billion.
     First quarter revenue increased $62.6 million, or 4.3%, and Segment Adjusted EBITDA increased $38.7 million, or 9.7%, led by higher Australian coal volumes as discussed above and higher pricing across the U.S. operating platform.
     Income from continuing operations, net of income taxes, decreased by $4.1 million, or 2.9%, compared to the prior year due to increased income taxes and depreciation, depletion and amortization, mostly offset by the increase in Segment Adjusted EBITDA discussed above.
   Tons Sold
     The following table presents tons sold by operating segment:

	Three Months Ended
	March 31,		Increase (Decrease)
	2010	2009	Tons	%
	(Tons in millions)
Western U.S. Mining	40.0	40.8	(0.8)	(2.0)%
Midwestern U.S. Mining	7.1	7.8	(0.7)	(9.0)%
Australian Mining	6.2	4.4	1.8	40.9%
Trading and Brokerage	5.0	6.5	(1.5)	(23.1)%

Total tons sold	58.3	59.5	(1.2)	(2.0)%

Revenues
     The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Revenues
	2010	2009	$	%
	(Dollars in millions)
Western U.S. Mining	$662.1	$653.8	$8.3	1.3%
Midwestern U.S. Mining	309.4	310.7	(1.3)	(0.4)%
Australian Mining	446.5	360.3	86.2	23.9%
Trading and Brokerage	90.1	123.5	(33.4)	(27.0)%
Corporate and Other	7.5	4.7	2.8	59.6%

Total revenues	$1,515.6	$1,453.0	$62.6	4.3%

     Total revenues increased $62.6 million compared to the prior year due to the following:
•	Australian Mining operations’ volume increased 40.9% over the prior year due to higher metallurgical coal demand led by the Asia-Pacific markets. Despite the higher metallurgical sales volume, we experienced a lower weighted average sales price of 12.2% in the current year due to the higher annual export contract pricing secured in 2008 which remained in effect during the three months ended March 31, 2009.

•	Western U.S. Mining operations’ weighted average sales price increased 3.2% over the prior year due to contractual price increases at our Colorado and Powder River Basin operations. The impact of the higher weighted average sales prices was partially offset by decreased shipments of 2.0% in the current year, reflecting our planned production reductions of approximately one million tons.

•	Midwestern U.S. Mining operations’ revenues were lower due to decreased shipments resulting from reduced demand. Partially offsetting the impact of the decreased shipments was a weighted average sales price increase of 9.2% over the prior year driven by contractual price increases.

•	Trading and Brokerage revenues decreased from the prior year primarily due to lower coal pricing volatility in the current year resulting in lower margins on trading transactions.
   Segment Adjusted EBITDA
     The following table presents segment Adjusted EBITDA by operating segment:

			Increase (Decrease)
	Three Months Ended		to Segment Adjusted
	March 31,		EBITDA
	2010	2009	$	%
	(Dollars in millions)
Western U.S. Mining	$207.9	$183.2	$24.7	13.5%
Midwestern U.S. Mining	74.1	67.1	7.0	10.4%
Australian Mining	123.3	83.2	40.1	48.2%
Trading and Brokerage	32.4	65.5	(33.1)	(50.5)%

Total Segment Adjusted EBITDA	$437.7	$399.0	$38.7	9.7%

     Our Australian Mining operations’ Adjusted EBITDA increased compared to the prior year primarily due to increased metallurgical coal volume as discussed above ($21.6 million) and reduced government-imposed royalties related to an overall decrease in the weighted average sales price in the current year as discussed above ($12.9 million). The favorable impact of improved longwall performance was partially offset by a decrease in the weighted average sales price ($18.2 million). Unfavorably impacting Australian Mining Operation’ Adjusted EBITDA was the foreign currency impact on operating costs, net of hedging ($19.0 million), and higher demurrage costs ($10.4 million).
     Western U.S. Mining operations’ Adjusted EBITDA increased compared to the prior year due to lower repairs and maintenance costs ($16.1 million), an increase in the weighted average sales price as discussed above ($6.0 million), and a shift in volume to our higher-margin operations.
     Midwestern U.S. Mining operations’ Adjusted EBITDA increased compared to the prior year due to an increase in the weighted average sales price as discussed above ($26.3 million) and lower materials and supplies ($4.3 million), repairs and maintenance ($3.5 million), and commodity costs ($2.3 million), partially offset by lower volume driven by decreased demand ($25.9 million).
     Trading and Brokerage operations’ Adjusted EBITDA decreased compared to the prior year primarily due to lower net revenue as discussed above.
   Income From Continuing Operations Before Income Taxes
     The following table presents income from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2010	2009	$	%
	(Dollars in millions)
Total Segment Adjusted EBITDA	$437.7	$399.0	$38.7	9.7%
Corporate and Other Adjusted EBITDA	(80.5)	(73.6)	(6.9)	(9.4)%
Depreciation, depletion and amortization	(105.5)	(96.3)	(9.2)	(9.6)%
Asset retirement obligation expense	(9.5)	(9.4)	(0.1)	(1.1)%
Interest expense	(50.0)	(51.1)	1.1	2.2%
Interest income	1.0	2.8	(1.8)	(64.3)%

Income from continuing operations before income taxes	$193.2	$171.4	$21.8	12.7%

     Income from continuing operations before income taxes was higher than the prior year primarily due to the higher Total Segment Adjusted EBITDA discussed above, partially offset by lower Corporate and Other Adjusted EBITDA and higher depreciation, depletion and amortization expense.
•	Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income (loss) from our joint ventures, net gains on asset disposals or exchanges, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as generation development and Btu Conversion development costs. The decrease in Corporate and Other Adjusted EBITDA during the three months ended March 31, 2010 compared to 2009 was primarily due to a current year increase in selling and administrative expenses related to increased headcount and professional services costs associated with our growth initiatives.

•	Depreciation, depletion and amortization was higher compared to the prior year primarily due to increased production at our Australian mines reflecting higher demand.

Net Income Attributable to Common Stockholders
     The following table presents net income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2010	2009	$	%
	(Dollars in millions)
Income from continuing operations before income taxes	$193.2	$171.4	$21.8	12.7%
Income tax provision	(56.1)	(30.2)	(25.9)	(85.8)%

Income from continuing operations, net of income taxes	137.1	141.2	(4.1)	(2.9)%
Income (loss) from discontinued operations	(0.4)	34.0	(34.4)	(101.2)%

Net income	136.7	175.2	(38.5)	(22.0)%
Less: Net income attributable to noncontrolling interests	3.0	5.2	2.2	42.3%

Net income attributable to common stockholders	$133.7	$170.0	$(36.3)	(21.4)%

     Net income attributable to common stockholders decreased compared to the prior year due to the following:
•	Income (loss) from discontinued operations was $34.4 million lower than prior year due to a coal excise tax refund receivable of approximately $37 million recorded during the three months ended March 31, 2009. See Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information related to the excise tax refund receivable; and

•	The income tax provision was $25.9 million higher than prior year due to higher current year pre-tax earnings ($7.6 million) and lower percentage depletion benefit ($7.0 million). The income tax provision also includes higher non-cash tax expense from the remeasurement of Australian income tax accounts ($6.3 million) due primarily to the strengthening of the Australian dollar during the current year, as illustrated below:

					Rate Change
	March 31,		December 31,		2010		2009
	2010	2009	2009	2008	$	%	$	%
Australian dollar to U.S. dollar exchange rate	$0.9159	$0.6873	$0.8969	$0.6928	$0.0190	2.1%	($0.0055)	-0.8%
     The above decreases to net income attributable to common stockholders were partially offset by the increase in income from continuing operations before income taxes discussed above.
Outlook
     Near-Term Outlook
     Global economies continue to show signs of improvement, with Federal Reserve officials forecasting a 2010 economic expansion of 2.8 to 3.5%. The Asia-Pacific markets are expected to continue to outpace the U.S. and European markets in economic growth and therefore in electricity generation and steel production. China’s economic growth in the first quarter of 2010 was 12%, the fastest pace in almost three years, and India’s economy is projected to grow 8% this year. For 2009, China and India were the only steel producing ‘majors’ to outpace prior-year levels, with all other nations 23% lower on average. We estimate global steel production will increase more than 10% in 2010. Globally, approximately 94 gigawatts of new coal-fueled generation are under construction and expected to come on line during 2010, nearly 80% of which are in China and India. New global coal-fueled generation for 2010 is estimated to require approximately 410 million tons of coal annually.

     U.S. markets also continue to recover from the recession, with electricity generation up more than 4 percent year-to-date in the coal-dominant regions. Stockpiles declined at a record pace between December 2009 and February 2010, drawing down 36 million tons of coal versus the 10-year average decline of 15 million tons. As of April 3, 2010, we estimate utility stockpiles were approximately 175 to 180 million tons, 8% above the year-ago level but approximately 36 million tons less than November 2009. We believe annual U.S. coal demand could rise 60 to 80 million tons based on economic growth, increasing industrial production, higher exports and an expected recovery of the substantial volumes lost to coal-to-gas switching. The Energy Information Administration (EIA) estimates coal consumption will be 37 million tons higher in 2010 with production declines of 47 million tons, leading to a reduction in utility coal inventories.
     As of April 22, 2010, our full-year 2010 sales targets are approximately 185 to 195 million tons in the U.S. and 27 to 29 million tons in Australia. Total 2010 sales are expected to be in a range of 240 to 260 million tons. We may continue to adjust our production levels in response to changes in market demand.
     We are fully contracted for 2010 at planned production levels in the U.S. As of April 22, 2010 we had 4.5 to 5.0 million tons of unpriced Australian metallurgical coal and 5.0 to 5.5 million tons of unpriced Australian export thermal coal, both for second half 2010 deliveries.
     Because of the tightness in Pacific supply-demand fundamentals, reference high-quality hard coking coal settled for quarterly contracts commencing April 1 at $200 per tonne, and spot metallurgical coals are estimated to be $240 to $250 per tonne. As of April 22, 2010, reference contracts for Newcastle quality thermal coal settled at $98 per tonne with the futures pricing above $100 per tonne through 2013.
     We continue to manage costs and operating performance to mitigate external cost pressures, geologic conditions and potential shipping delays resulting from adverse port and rail performance. To mitigate the external cost pressures, we have an ongoing company-wide initiative to instill best practices at all operations. We may have higher per ton costs as a result of below-optimal production levels due to market-driven changes in demand. We may also encounter poor geologic conditions, lower third-party contract miner or brokerage performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Improvement in the relative cost of other fuels, including natural gas, could impact the use of coal for electricity generation. See Cautionary Notice Regarding Forward-Looking Statements and Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009 for additional considerations regarding our outlook.
     We rely on ongoing access to worldwide financial markets for capital, insurance, hedging and investments through a wide variety of financial instruments and contracts. To the extent these markets are not available or increase significantly in cost, this could have a negative impact on our ability to meet our business goals. Similarly, many of our customers and suppliers rely on the availability of the financial markets to secure the necessary financing and financial surety (letters of credit, performance bonds, etc.) to complete transactions with us. To the extent customers and suppliers are not able to secure this financial support, it could have a negative impact on our results of operations and/or counterparty credit exposure.
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

     Coal is expected to retain its strong presence as a fuel for the power sector worldwide, with its share of the power generation mix projected by the IEA to rise from 41% in 2007 to 44% in 2030. Currently, we estimate 276 gigawatts of coal-fueled electricity generating plants are under construction around the world, representing more than a billion tons of annual coal demand expected to come online in the next several years. While some planned U.S. coal-based plants have been cancelled in recent years, 13 gigawatts of new coal-based generating capacity have been completed in 2010 or are under construction, representing approximately 50 million tons of annual coal demand once they become operational.
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
     The IEA projects natural gas demand will grow 1.5% per year to just under 4,310 billion cubic meters in 2030. The biggest increase in absolute terms is expected in the Middle East, which holds the majority of the world’s proven reserves, and non-OECD Asia. North America and Eastern Europe/Eurasia are expected to remain the leading gas consumers in 2030, even though their demand is expected to rise less in percentage terms than almost anywhere else globally. Globally, the share of hydro and renewables is projected to rise four percentage points to 22% between 2007 and 2030. Nuclear power is expected to grow in all major regions with the exception of Europe, but its share in total generation is expected to fall between 2007 and 2030.
     We continue to support clean coal technology development and other initiatives addressing carbon dioxide concerns through our participation in a number of projects in the U.S., China and Australia. In addition, clean coal technology development in the U.S. is being accelerated by funding under the American Recovery and Reinvestment Act of 2009 and by the formation of an Interagency Task Force on Carbon Capture and Storage to develop a comprehensive and coordinated federal strategy to speed the commercial development of clean coal technologies.
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
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and financing transactions. Our primary uses of cash include our cash costs of coal production, capital expenditures, federal coal lease payments, interest costs and costs related to past mining obligations as well as acquisitions. Our ability to pay dividends, service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. Future dividends and share repurchases, among other restricted items, are subject to limitations imposed in the covenants of our 5.875% and 6.875% Senior Notes and Convertible Junior Subordinated Debentures. We generally fund our capital expenditure requirements with cash generated from operations.
     We believe our available borrowing capacity and operating cash flows will be sufficient in the near term. As of March 31, 2010, we had cash and cash equivalents of $1.0 billion and $1.5 billion of available borrowing capacity under our Senior Unsecured Credit Facility, net of outstanding letters of credit. The Senior Unsecured Credit Facility matures on September 15, 2011.

     As noted earlier, on April 15, 2010, we submitted a definitive proposal to acquire a controlling interest in Macarthur. Should this acquisition proceed, we expect to fund it through existing cash balances and proceeds from the issuance of additional long-term debt and/or equity securities.
     The Pension Protection Act of 2006 (the Pension Protection Act), which was effective January 1, 2008, increased the long-term funding targets for single employer pension plans from 90% to 100%. “At risk” plans, as defined by the Pension Protection Act, are restricted from making full lump sum payments and from increasing benefits unless they are funded immediately, and also requires that the plan give participants notice regarding the at-risk status of the plan. If a plan falls below 60%, lump sum payments are prohibited and participant benefit accruals cease. During the three months ended March 31, 2010, we made discretionary contributions of approximately $16 million. We expect to make additional discretionary contributions of approximately $12 million during the remainder of 2010, for a total of approximately $28 million. These additional contributions will be made to avoid benefit payment restrictions.
     We also have a share repurchase program that has an available capacity of $700.4 million at March 31, 2010. While no repurchases were made in 2010 under the program, repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. The repurchase program does not have an expiration date and may be discontinued at any time.
     The NCIG coal transloading facility is backed by take or pay agreements. Financing for the next stage of construction is currently being sought by NCIG. In the event there is a financing shortfall, we have committed to fund a pro-rata share of the financing along with the other NCIG shareholders. Our share could be as much as $85 million Australian dollars (approximately $78 million U.S. dollars).
     Net cash provided by operating activities from continuing operations decreased $49.6 million compared to the prior year primarily due to lower working capital driven by our Australian operations as the prior year cash receipts outpaced sales due to lower market demand and lower production due to three longwall moves. Also contributing to the decrease were the pension contributions discussed above.
     The decrease in cash used in discontinued operations of $22.1 million was due to lower current year payments related to Patriot.
     Net cash used in investing activities increased $6.7 million compared to the prior year due to higher current year capital spending of $52.7 million related primarily to our Bear Run Mine development and an acquisition of a $15.0 million equity interest in Calera Corporation, partially offset by federal coal lease expenditures of $59.8 million in the prior year.
     Net cash used in financing activities increased $6.2 million primarily due to a $2.8 million increase in dividends.
     Our total indebtedness as of March 31, 2010 and December 31, 2009, consisted of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in millions)
Term Loan under the Senior Unsecured Credit Facility	$490.3	$490.3
Convertible Junior Subordinated Debentures due 2066	371.9	371.5
7.375% Senior Notes due 2016	650.0	650.0
6.875% Senior Notes due 2013	650.0	650.0
7.875% Senior Notes due 2026	247.1	247.1
5.875% Senior Notes due 2016	218.1	218.1
6.84% Series C Bonds due 2016	33.0	33.0
6.34% Series B Bonds due 2014	15.0	15.0
Capital lease obligations	64.9	67.5
Fair value hedge adjustment	7.3	8.4
Other	1.4	1.4

Total	$2,749.0	$2,752.3

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
   Capital Expenditures
     Capital expenditures for 2010 are anticipated to be between $600 million to $650 million. The planned expenditures include sustaining capital at our existing mines, completion of our Bear Run Mine in western Indiana, expansion of our metallurgical and thermal coal export platform in Australia to serve the growth markets in Asia and funding of our Prairie State Energy Campus investment.
Off-Balance Sheet Arrangements
     In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications, financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds and our accounts receivable securitization. Assets and liabilities related to these arrangements are not reflected in our condensed consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.
     Under our accounts receivable securitization program (securitization program), we contribute, on a revolving basis, trade receivables of most our U.S. subsidiaries to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under our Senior Unsecured Credit Facility, effectively managing our overall borrowing costs and providing an additional source for working capital. The securitization program was renewed in May 2009 and amended in December 2009 in order to qualify for sale accounting under a newly adopted accounting standard related to financial asset transfers. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2010, we received total consideration of $1,097.6 million related to accounts receivable sold under the securitization program, including $274.7 million of cash up front from the sale of the receivables, an additional $742.3 million of cash upon the collection of the underlying receivables, and $80.6 million that had not been collected at March 31, 2010 and was recorded at fair value which approximates carrying value.
     There were no other material changes to our off-balance sheet arrangements during the three months ended March 31, 2010. See Note 13 to our unaudited condensed consolidated financial statements for a discussion of our guarantees. Our off-balance sheet arrangements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. Except as set forth below, those critical accounting policies remained unchanged at March 31, 2010.
   Level 3 Fair Value Measurements
     In accordance with the “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board Accounting Standards Codification, we evaluate the quality and reliability of the assumptions and data used to measure fair value in the three hierarchy Levels 1, 2 and 3. Commodity swaps and options and physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements, with limited price availability were classified in Level 3. Indicators of less liquid markets are those with periods of low trade activity or when broker quotes reflect wide pricing spreads. Generally, these instruments or contracts are valued using internally generated models that include forward pricing curve quotes from one to three reputable brokers. Our valuation techniques also include basis adjustments for heat rate, sulfur and ash content, port and freight costs, and credit and nonperformance risk. We validate our valuation inputs with third-party information and settlement prices from other sources where available. We also consider credit and nonperformance risk in the fair value measurement by analyzing the counterparty’s exposure balance, credit rating and average default rate, net of any counterparty credit enhancements (e.g., collateral), as well as our own credit rating for financial derivative liabilities.
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
     2.9% of our net financial assets were categorized as Level 3 at March 31, 2010 and 5% were categorized as Level 3 at December 31, 2009. See Note 11 to our unaudited condensed consolidated financial statements for additional information regarding fair value measurements.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
     See Note 2 to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010, and have concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Our Board of Directors has authorized a share repurchase program of up to $1 billion of the then outstanding shares of our common stock. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. Our Chairman and Chief Executive Officer also has the authority to direct us to repurchase up to $100 million of our common stock outside the share repurchase program. The repurchase program does not have an expiration date and may be discontinued at any time. Through March 31, 2010, we have made repurchases of 7.7 million shares at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchase under the program.

				Maximum Dollar
				Value that May
			Total Number of	Yet Be Used to
	Total		Shares Purchased	Repurchase Shares
	Number of	Average	as Part of Publicly	Under the Publicly
	Shares	Price per	Announced	Announced Program
Period	Purchased(1)	Share	Program	(In Millions)
January 1 through January 31, 2010	171,182	$45.23	—	$700.4
February 1 through February 28, 2010	168	44.83	—	700.4
March 1 through March 31, 2010	2,617	46.99	—	700.4

Total	173,967	$45.26	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock and upon the issuance of common stock related to performance units.
Item 6. Exhibits.
     See Exhibit Index at page 43 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date: May 7, 2010	By:	/s/ MICHAEL C. CREWS
Michael C. Crews
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2008).

4.1*	Notice of Adjustment of Conversion Rate of 4.75% Convertible Junior Subordinated Debentures due 2066, dated February 8, 2010.

10.1	Third Amended and Restated Receivables Purchase Agreement, dated as of January 25, 2010, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Related Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 27, 2010).

10.2*	First Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of March 1, 2010, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Related Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank.

10.3*	2010 Amendment entered into effective March 17, 2010, to the 2008 Performance Units Award Agreement dated January 2, 2008 between the Registrant and Gregory H. Boyce.

10.4*	2010 Amendment entered into effective March 17, 2010, to the 2009 Performance Units Award Agreement dated January 5, 2009 between the Registrant and Gregory H. Boyce.

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Financial Officer.

101**	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2010 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.

**	Submitted herewith.