Form 10-Q
period 2010-09-30
PEABODY ENERGY CORP
filed 2010-11-05
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
There were 269,637,635 shares of common stock with a par value of $0.01 per share outstanding at October 29, 2010.

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	1

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	2

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	3

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	50

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 5. Other Information	51

Item 6. Exhibits	55

SIGNATURE	56

EXHIBIT INDEX	57
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions, except per share data)
Revenues
Sales	$1,663.4	$1,537.0	$4,618.3	$4,023.5
Other revenues	201.3	130.0	423.4	434.7

Total revenues	1,864.7	1,667.0	5,041.7	4,458.2
Costs and expenses
Operating costs and expenses	1,243.3	1,262.5	3,526.7	3,313.1
Depreciation, depletion and amortization	116.7	108.0	327.3	305.5
Asset retirement obligation expense	9.9	12.8	30.3	31.8
Selling and administrative expenses	54.1	54.2	163.6	145.9
Other operating (income) loss:
Net gain on disposal or exchange of assets	(6.7)	(2.8)	(15.4)	(16.2)
(Income) loss from equity affiliates	2.7	12.0	(2.1)	22.7

Operating profit	444.7	220.3	1,011.3	655.4
Interest expense	62.2	52.3	170.1	151.6
Interest income	(2.8)	(2.2)	(5.4)	(6.2)

Income from continuing operations before income taxes	385.3	170.2	846.6	510.0
Income tax provision	147.7	57.0	257.2	165.6

Income from continuing operations, net of income taxes	237.6	113.2	589.4	344.4
Income (loss) from discontinued operations, net of income taxes	(1.3)	(2.4)	(2.2)	23.6

Net income	236.3	110.8	587.2	368.0
Less: Net income attributable to noncontrolling interests	12.2	4.0	23.2	12.0

Net income attributable to common stockholders	$224.1	$106.8	$564.0	$356.0

Income From Continuing Operations
Basic earnings per share	$0.84	$0.41	$2.11	$1.24

Diluted earnings per share	$0.83	$0.41	$2.09	$1.23

Net Income Attributable to Common Stockholders
Basic earnings per share	$0.84	$0.40	$2.10	$1.33

Diluted earnings per share	$0.83	$0.40	$2.08	$1.32

Dividends declared per share	$0.07	$0.06	$0.21	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2010	December 31, 2009
	(Amounts in millions,
	except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,367.5	$988.8
Accounts receivable, net of allowance for doubtful accounts of $26.5 at September 30, 2010 and $18.3 at December 31, 2009	583.3	303.0
Inventories	396.3	325.1
Assets from coal trading activities, net	170.5	276.8
Deferred income taxes	66.2	40.0
Other current assets	331.6	255.3

Total current assets	2,915.4	2,189.0
Property, plant, equipment and mine development
Land and coal interests	7,586.7	7,557.3
Buildings and improvements	986.7	908.0
Machinery and equipment	1,560.0	1,391.2
Less: accumulated depreciation, depletion and amortization	(2,914.3)	(2,595.0)

Property, plant, equipment and mine development, net	7,219.1	7,261.5
Investments and other assets	838.1	504.8

Total assets	$10,972.6	$9,955.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$41.5	$14.1
Liabilities from coal trading activities, net	51.9	110.6
Accounts payable and accrued expenses	1,317.9	1,187.7

Total current liabilities	1,411.3	1,312.4

Long-term debt, less current maturities	2,714.6	2,738.2
Deferred income taxes	547.9	299.1
Asset retirement obligations	452.5	452.1
Accrued postretirement benefit costs	907.7	914.1
Other noncurrent liabilities	459.7	483.5

Total liabilities	6,493.7	6,199.4

Stockholders’ equity
Preferred Stock – $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of September 30, 2010 or December 31, 2009	—	—
Series A Junior Participating Preferred Stock – 1.5 shares authorized, no shares issued or outstanding as of September 30, 2010 or December 31, 2009	—	—
Perpetual Preferred Stock – 0.8 shares authorized, no shares issued or outstanding as of September 30, 2010 or December 31, 2009	—	—
Series Common Stock – $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of September 30, 2010 or December 31, 2009	—	—
Common Stock – $0.01 per share par value; 800.0 shares authorized, 278.4 shares issued and 269.6 shares outstanding as of September 30, 2010 and 276.8 shares issued and 268.2 shares outstanding as of December 31, 2009	2.8	2.8
Additional paid-in capital	2,109.5	2,067.7
Retained earnings	2,691.3	2,183.8
Accumulated other comprehensive loss	(20.4)	(183.5)
Treasury shares, at cost: 8.8 shares as of September 30, 2010 and 8.6 shares as of December 31, 2009	(329.5)	(321.1)

Peabody Energy Corporation’s stockholders’ equity	4,453.7	3,749.7
Noncontrolling interests	25.2	6.2

Total stockholders’ equity	4,478.9	3,755.9

Total liabilities and stockholders’ equity	$10,972.6	$9,955.3

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$587.2	$368.0
(Income) loss from discontinued operations, net of income taxes	2.2	(23.6)

Income from continuing operations, net of income taxes	589.4	344.4
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	327.3	305.5
Deferred income taxes	178.6	99.6
Share-based compensation	30.1	28.0
Net gain on disposal or exchange of assets	(15.4)	(16.2)
(Income) loss from equity affiliates	(2.1)	22.7
Changes in current assets and liabilities:
Accounts receivable, including securitization	(278.9)	43.5
Inventories	(71.2)	(81.0)
Net assets from coal trading activities	(0.8)	68.8
Other current assets	19.4	15.3
Accounts payable and accrued expenses	108.5	(146.5)
Asset retirement obligations	20.3	23.2
Workers’ compensation obligations	5.6	2.0
Accrued postretirement benefit costs	18.4	5.1
Contributions to pension plans	(23.9)	(37.7)
Other, net	(10.2)	(3.2)

Net cash provided by continuing operations	895.1	673.5
Net cash used in discontinued operations	(11.3)	(6.2)

Net cash provided by operating activities	883.8	667.3

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(291.3)	(143.9)
Investment in Prairie State Energy Campus	(52.5)	(41.6)
Federal coal lease expenditures	—	(123.6)
Proceeds from disposal of assets, net of notes receivable	9.7	47.5
Investments in equity affiliates and joint ventures	(18.8)	(10.0)
Investments in debt and equity securities	(73.6)	—
Proceeds from sale of debt securities	10.6	—
Other, net	(7.4)	(4.9)

Net cash used in investing activities	(423.3)	(276.5)

Cash Flows From Financing Activities
Proceeds from long-term debt	1,150.0	—
Payments of long-term debt	(1,148.5)	(11.4)
Dividends paid	(56.5)	(48.1)
Payment of debt issuance costs	(32.2)	—
Proceeds from stock options exercised	5.9	1.1
Other, net	(0.5)	8.7

Net cash used in financing activities	(81.8)	(49.7)

Net change in cash and cash equivalents	378.7	341.1
Cash and cash equivalents at beginning of period	988.8	449.7

Cash and cash equivalents at end of period	$1,367.5	$790.8

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation’s Stockholders’ Equity
		Additional			Accumulated
		Paid-in		Retained	Other Comprehensive	Noncontrolling	Total Stockholders’
	Common Stock	Capital	Treasury Stock	Earnings	Loss	Interests	Equity
	(Dollars in millions)
December 31, 2009	$2.8	$2,067.7	$(321.1)	$2,183.8	$(183.5)	$6.2	$3,755.9
Comprehensive income:
Net income	—	—	—	564.0	—	23.2	587.2
Increase in fair value of cash flow hedges (net of $94.0 tax benefit)	—	—	—	—	135.9	—	135.9
Postretirement plans and workers’ compensation obligations (net of $18.5 tax provision)	—	—	—	—	27.2	—	27.2

Comprehensive income				564.0	163.1	23.2	750.3
Dividends paid	—	—	—	(56.5)	—	—	(56.5)
Share-based compensation	—	30.1	—	—	—	—	30.1
Stock options exercised	—	5.9	—	—	—	—	5.9
Employee stock purchases	—	5.8	—	—	—	—	5.8
Shares relinquished	—	—	(8.4)	—	—	—	(8.4)
Distributions to noncontrolling interests	—	—	—	—	—	(4.2)	(4.2)

September 30, 2010	$2.8	$2,109.5	$(329.5)	$2,691.3	$(20.4)	$25.2	$4,478.9

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
     The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2009 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.
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
     Revenues resulting from discontinued operations (including assets held for sale) were $17.0 million and $88.6 million for the three months ended September 30, 2010 and 2009, respectively, and $61.7 million and $243.4 million for the nine months ended September 30, 2010 and 2009, respectively. Income (loss) before income taxes from discontinued operations reflects losses of $2.1 million and $5.1 million for the three months ended September 30, 2010 and 2009, respectively; a loss of $3.5 million for the nine months ended September 30, 2010 and income of $37.6 million for the nine months ended September 30, 2009. The income for the nine months ended September 30, 2009 related primarily to a coal excise tax refund. The income tax benefit resulting from discontinued operations was $0.8 million and $2.7 million for the three months ended September 30, 2010 and 2009 respectively; a benefit of $1.3 million for the nine months ended September 30, 2010 and a provision of $14.0 million for the nine months ended September 30, 2009.
     Total assets related to discontinued operations were $21.5 million and $40.6 million as of September 30, 2010 and December 31, 2009, respectively. Total liabilities associated with discontinued operations were $23.4 million and $47.1 million as of September 30, 2010 and December 31, 2009, respectively.
(4) Assets and Liabilities from Coal Trading Activities
     The fair value of assets and liabilities from coal trading activities is set forth below:

	September 30, 2010		December 31, 2009
	(Dollars in millions)
	Gross Basis	Net Basis	Gross Basis	Net Basis
Assets from coal trading activities	$588.1	$170.5	$949.8	$276.8
Liabilities from coal trading activities	(464.8)	(51.9)	(779.3)	(110.6)

Subtotal	123.3	118.6	170.5	166.2
Net margin held (1)	(4.7)	—	(4.3)	—

Net fair value of coal trading positions	$118.6	$118.6	$166.2	$166.2

(1)	Represents margin held from counterparties of $4.8 million net of margin posted with counterparties of $0.1 million at September 30, 2010; and margin held from counterparties of $22.4 million net of margin posted with counterparties of $18.1 million at December 31, 2009.
     As of September 30, 2010, forward contracts made up 43% and 37% of the Company’s trading assets and liabilities, respectively; financial swaps represent most of the remaining balances. The net fair value of coal trading positions designated as cash flow hedges of anticipated future sales was an asset of $17.7 million and $93.0 million as of September 30, 2010 and December 31, 2009, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of September 30, 2010, the time of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage of
Expiration	Portfolio Total
2010	13%
2011	61%
2012	24%
2013	2%

100%

     At September 30, 2010, 51% of the Company’s credit exposure related to coal trading activities with investment grade counterparties and 49% with non-investment grade counterparties. See Note 12 for more information regarding the Company’s coal trading activities.
(5) Inventories
Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Materials and supplies	$94.3	$106.5
Raw coal	74.8	80.5
Saleable coal	227.2	138.1

Total	$396.3	$325.1

     The current year increase in saleable coal was driven by increases at certain of the Company’s Australian mines mostly due to timing of shipments.
(6) Income Taxes
     The income tax provision differed from the United States (U.S.) federal statutory rate as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Federal statutory provision	$134.9	$59.6	$296.3	$178.5
Excess depletion	(25.8)	(1.1)	(44.4)	(35.9)
Foreign earnings provision differential	(29.8)	(26.7)	(57.1)	(50.4)
Foreign earnings repatriation	84.5	—	84.5	—
Remeasurement of foreign income tax accounts	42.7	22.3	28.8	69.1
State income taxes, net of U.S. federal tax benefit	2.1	3.0	7.0	5.0
General business tax credits	(5.6)	0.3	(13.1)	(10.0)
Changes in valuation allowance for AMT credits	(63.7)	3.0	(45.6)	9.5
Changes in tax reserves	2.2	1.3	(4.9)	4.4
Other, net	6.2	(4.7)	5.7	(4.6)

Total provision	$147.7	$57.0	$257.2	$165.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the quarter ended September 30, 2010, the Company recorded tax expense of $84.5 million related to certain earnings of non-U.S. subsidiaries as a result of the Company’s intention to repatriate those earnings in the fourth quarter of 2010.
     The Company evaluated and assessed the expected utilization of tax credits, future taxable income projections, available tax strategies and the overall deferred tax position to determine the appropriate amount and timing of valuation allowance adjustments. This comprehensive assessment resulted in the removal of valuation allowances totaling $69.3 million during the quarter ended September 30, 2010, of which $63.7 million related to alternative minimum tax credits and $5.6 million related to expected realization of general business credits.
     As a result of the completion of the Internal Revenue Service (IRS) examination of the 2005 federal income tax year, the Company reduced its gross unrecognized tax benefits by $15.2 million, which is reflected as a benefit in the income tax provision for the nine months ended September 30, 2010. The Company and the IRS did not reach an agreement on the adjustment of interest income accrued by a foreign subsidiary through the alternative dispute resolution program (Fast Track Settlement) for the 2006 federal income tax year. The Company and the IRS are proceeding with the formal IRS appeals process to resolve the remaining issue, which could take one to two years to complete.
(7) Long-Term Debt
     The Company’s total indebtedness as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in millions)
Term Loan	$500.0	$490.3
6.875% Senior Notes due March 2013	—	650.0
5.875% Senior Notes due March 2016	218.1	218.1
7.375% Senior Notes due November 2016	650.0	650.0
6.5% Senior Notes due September 2020	650.0	—
7.875% Senior Notes due November 2026	247.2	247.1
6.34% Series B Bonds due December 2014	15.0	15.0
6.84% Series C Bonds due December 2016	33.0	33.0
Convertible Junior Subordinated Debentures due 2066	372.8	371.5
Capital lease obligations	66.6	67.5
Fair value hedge adjustment	2.4	8.4
Other	1.0	1.4

Total	$2,756.1	$2,752.3

     Credit Facility
     On June 18, 2010 the Company entered into an unsecured credit agreement (the Credit Agreement) which established a $2.0 billion credit facility (the Credit Facility) and replaced the Company’s third amended and restated credit agreement dated as of September 15, 2006. The Credit Agreement provides for a $1.5 billion revolving credit facility (the Revolver) and a $500.0 million term loan facility (the Term Loan). The Company has the option to request an increase in the capacity of the Credit Facility, provided the aggregate increase for the Revolver and Term Loan does not exceed $250.0 million, the minimum amount of the increase is $25.0 million, and certain other conditions are met under the Credit Agreement. The Revolver also includes a swingline sub-facility under which up to $50.0 million is available for same-day borrowings. The Revolver commitments and the Term Loan under the Credit Facility will mature on June 18, 2015.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Revolver replaced the Company’s previous $1.8 billion revolving credit facility and the Term Loan replaced the Company’s previous term loan facility (the previous term loan had a balance of $490.3 million at the time of replacement and at December 31, 2009). The Company recorded $21.9 million in deferred financing costs, which are being amortized to interest expense over the five year term of the Credit Facility. The Company also recorded refinancing charges of $9.3 million, which is classified as interest expense in the unaudited condensed consolidated statements of operations. The $500.0 million of proceeds from the Term Loan was used to repay the $490.3 million balance due on the Company’s previous term loan facility.
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
     Under the Credit Agreement, the Company must comply with certain financial covenants on a quarterly basis including a minimum interest coverage ratio and a maximum leverage ratio. The Credit Agreement also includes various affirmative and negative covenants that place limitations on the Company’s ability to incur debt; make loans, investments, advances and acquisitions; sell assets; make redemptions and repurchase of capital stock; engage in mergers or consolidations; engage in affiliate transactions; and restrict distributions from subsidiaries. When in compliance with the financial covenants and customary default provisions, the Company is not restricted in its ability to pay dividends, sell assets and make redemptions and repurchase capital stock.
     Nearly all of the Company’s direct and indirect domestic subsidiaries guarantee all loans under the Credit Agreement. Certain of the Company’s foreign subsidiaries also, to the extent permitted by applicable law and existing contractual obligations, will be guarantors of loans made to one of the Company’s Dutch subsidiaries.
     As of September 30, 2010, the Company had $240.7 million of letters of credit outstanding under the Revolver, with a remaining borrowing capacity of $1.3 billion.
     The interest rate payable on the Revolver and the Term Loan was LIBOR plus 2.50%, or 2.76%, at September 30, 2010.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.5% Senior Notes
     On August 25, 2010, the Company completed a $650.0 million offering of 6.5% 10-year Senior Notes due September 2020 (the Notes). The Notes are senior unsecured obligations and rank senior in right of payment to any subordinated indebtedness; equally in right of payment with any senior indebtedness; effectively junior in right of payment to the Company’s future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and effectively junior to all the indebtedness and other liabilities of its subsidiaries that do not guarantee the Notes. Interest payments are scheduled to occur on March 15 and September 15 of each year, commencing on March 15, 2011.
     The Notes are jointly and severally guaranteed by nearly all of the Company’s domestic subsidiaries, as defined in the note indenture. The note indenture contains covenants that, among other things, limit the Company’s ability to create liens and enter into sale and lease-back transactions. The Notes are redeemable at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus a make-whole premium and any accrued unpaid interest to the redemption date.
     The Company used the net proceeds of $641.9 million from the issuance of the Notes, after deducting underwriting discounts and expenses, and cash on hand to extinguish its previously outstanding $650.0 million aggregate principal 6.875% Senior Notes formerly due in March 2013 (the 2013 Notes). All of the 2013 Notes were either tendered or redeemed as of September 30, 2010. The Company recognized debt extinguishment costs of $8.4 million, which is classified as interest expense in the unaudited condensed consolidated statements of operations. The issuance of the Notes and the extinguishment of the 2013 Notes allowed the Company to extend the maturity of its senior indebtedness and lower the coupon rate.
Other Long-Term Debt
     There were no other significant changes to the Company’s long-term debt since December 31, 2009.
(8) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Net income	$236.3	$110.8	$587.2	$368.0
Increase in fair value of cash flow hedges, net of income taxes	268.1	82.3	135.9	321.2
Amortization of actuarial loss and prior service cost associated with postretirement plans and workers compensation obligations, net of income taxes	11.2	3.5	27.2	1.4

Comprehensive income	$515.6	$196.6	$750.3	$690.6

     Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from valuation changes of the Company’s cash flow hedges (which include fuel and explosives hedges, currency forwards, traded coal index contracts and interest rate swaps) and the change in actuarial loss and prior service cost during the periods. The values of the Company’s cash flow hedging instruments can be affected by changes in interest rates, crude oil, diesel fuel, natural gas and coal prices and the U.S. dollar/Australian dollar exchange rate. The change in the value of the cash flow hedges during the nine months ended September 30, 2010 was primarily due to the strengthening of the Australian dollar against the U.S. dollar.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(9) Earnings per Share (EPS)
     The Company uses the two-class method to compute basic and diluted EPS for all periods presented. The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except per share amounts)
EPS numerator:
Income from continuing operations, net of income taxes	$237.6	$113.2	$589.4	$344.4
Less: Net income attributable to noncontrolling interests	12.2	4.0	23.2	12.0

Income from continuing operations attributable to common stockholders before allocation of earnings to participating securities	225.4	109.2	566.2	332.4
Less: Earnings allocated to participating securities	(1.7)	(0.7)	(4.1)	(2.3)

Income from continuing operations attributable to common stockholders (1)	223.7	108.5	562.1	330.1
Income (loss) from discontinued operations, net of income taxes	(1.3)	(2.4)	(2.2)	23.6

Net income attributable to common stockholders (1)	$222.4	$106.1	$559.9	$353.7

Weighted average shares outstanding — basic	267.1	265.7	266.7	265.4
Dilutive impact of share-based compensation	1.5	1.6	1.7	1.9

Weighted average shares outstanding — diluted (2)	268.6	267.3	268.4	267.3

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.84	$0.41	$2.11	$1.24
Income (loss) from discontinued operations	—	(0.01)	(0.01)	0.09

Net income	$0.84	$0.40	$2.10	$1.33

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.83	$0.41	$2.09	$1.23
Income (loss) from discontinued operations	—	(0.01)	(0.01)	0.09

Net income	$0.83	$0.40	$2.08	$1.32

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the periods presented.

(2)	Weighted average shares outstanding excludes anti-dilutive shares that were less than 0.1 million for the three and nine months ended September 30, 2010 and 0.1 million for the three months ended September 30, 2009 and 0.3 million for the nine months ended September 30, 2009.
(10) Pension and Postretirement Benefit Costs
     Net periodic pension costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Service cost for benefits earned	$0.4	$0.4	$1.2	$1.1
Interest cost on projected benefit obligation	12.6	12.8	37.8	38.4
Expected return on plan assets	(14.6)	(15.2)	(43.8)	(45.6)
Amortization of prior service cost and actuarial loss	5.8	0.8	17.5	2.5

Net periodic pension costs (benefit)	$4.2	$(1.2)	$12.7	$(3.6)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Service cost for benefits earned	$3.5	$2.7	$9.7	$7.9

Interest cost on accumulated postretirement benefit obligation	14.7	13.8	43.8	41.3
Amortization of prior service cost and actuarial loss	7.3	4.0	21.0	11.8

Net periodic postretirement benefit costs	$25.5	$20.5	$74.5	$61.0

     During the nine months ended September 30, 2010, the Company made discretionary contributions of approximately $22 million to its defined benefit pension plans. The Company expects to make additional discretionary contributions to such plans of approximately $3 million during 2010. Total minimum and discretionary contributions in 2010 are currently expected to be approximately $28 million.
     In March 2010, President Obama signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the Acts). Based on its analyses to date, the Company does not currently believe the Acts will result in a remeasurement of the Company’s postretirement health care liabilities. It will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. The extent of the impact cannot be actuarially determined until related regulations are promulgated and additional interpretations of the Acts become available. Provisions within the Acts for which financial impacts to the Company’s postretirement health care liabilities are possible, but not currently determinable, include application of the excise tax on high-cost employer coverage. The Company does not expect the other provisions of the Acts to materially impact its postretirement health care liabilities or results of operations. The Acts also impact active employees through various changes and/or expansions of healthcare benefits and coverage. While the Company will continue to monitor and assess the effect of the Acts on its active employee population, the Company cannot reasonably predict at this time what the amount of any additional cost may be.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Operating segment results for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Revenues:
Western U.S. Mining	$707.4	$683.6	$2,021.6	$1,972.8
Midwestern U.S. Mining	317.1	327.5	949.8	978.0
Australian Mining	733.4	537.3	1,777.3	1,206.6
Trading and Brokerage	101.8	112.9	273.7	284.8
Corporate and Other	5.0	5.7	19.3	16.0

Total	$1,864.7	$1,667.0	$5,041.7	$4,458.2

Adjusted EBITDA:
Western U.S. Mining	$215.7	$208.6	$630.9	$543.9
Midwestern U.S. Mining	77.2	67.0	222.7	207.4
Australian Mining	323.2	108.2	670.1	319.1
Trading and Brokerage	44.3	44.2	91.0	145.2
Corporate and Other	(89.1)	(86.9)	(245.8)	(222.9)

Total	$571.3	$341.1	$1,368.9	$992.7

     A reconciliation of Adjusted EBITDA to consolidated income from continuing operations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Total Adjusted EBITDA	$571.3	$341.1	$1,368.9	$992.7

Depreciation, depletion and amortization	116.7	108.0	327.3	305.5
Asset retirement obligation expense	9.9	12.8	30.3	31.8
Interest expense	62.2	52.3	170.1	151.6
Interest income	(2.8)	(2.2)	(5.4)	(6.2)
Income tax provision	147.7	57.0	257.2	165.6

Income from continuing operations, net of income taxes	$237.6	$113.2	$589.4	$344.4

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against changes in the fair value of the fixed rate debt that result from market interest rate changes. From time to time, the interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of September 30, 2010, the Company had no interest rate swaps in place.
     Foreign Currency Hedges. The Company is exposed to foreign currency exchange rate risk on Australian dollar expenditures made in its Australian Mining segment. This risk is managed by entering into forward contracts and options that the Company designates as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted Australian dollar expenditures. As of September 30, 2010, the Company had only forward contracts in place.
     Diesel Fuel and Explosives Hedges. The Company is exposed to commodity price risk associated with diesel fuel and explosives in the U.S. and Australia. This risk is managed through the use of cost pass-through contracts and derivatives, primarily swaps. The Company has generally designated the swap contracts as cash flow hedges, with the objective of reducing the variability of cash flows associated with the forecasted purchase of diesel fuel and explosives. In Australia, the explosives costs and a portion of the diesel fuel costs are not hedged and they are usually included in the fees paid to the Company’s contract miners.
     Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at September 30, 2010:

	Notional Amount by Year of Maturity
							2015 and
	Total	2010	2011	2012	2013	2014	thereafter
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,510.6	$446.1	$1,461.2	$1,340.2	$841.6	$421.5	$—

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	211.4	20.0	89.5	76.2	25.7	—	—
U.S. explosives hedge contracts (million MMBtu)	0.7	0.7	—	—	—	—	—

	Account Classification by
	Cash flow	Fair value	Economic	Fair Value Asset
	hedge	hedge	hedge	(Liability)
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,510.6	$—	$—	$457.0

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	211.4	—	—	$(2.4)
U.S. explosives hedge contracts (million MMBtu)	0.7	—	—	$(2.1)

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
     A measure of ineffectiveness is inherent in hedging future diesel fuel purchases with derivative positions based on crude oil and refined petroleum products as a result of location differences.
     The Company’s derivative positions for the hedging of future explosives purchases are based on natural gas, which is the primary price component of explosives. However, a small measure of ineffectiveness exists as the contractual purchase price includes manufacturing fees that are subject to periodic adjustments. In addition, other fees, such as transportation surcharges, can result in ineffectiveness, but have historically changed infrequently and comprise a small portion of the total explosives cost.
     With respect to the interest rate swaps, there was no hedge ineffectiveness recognized in the unaudited condensed consolidated statements of operations during the three or nine months ended September 30, 2010 and 2009.
     The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-trading hedges during the three and nine months ended September 30, 2010 and 2009:

		Three Months Ended September 30, 2010
		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss) reclassified
		recognized in	recognized in other	reclassified from	from other
		income on non	comprehensive	other comprehensive	comprehensive income
	Income Statement Classification	designated	income on derivative	income into income	into income
Financial Instrument	Gains (Losses) - Realized	derivatives	(effective portion)	(effective portion)	(ineffective portion)
		(Dollars in millions)
Diesel fuel hedge contracts:
- Cash flow hedges	Operating costs and expenses	$—	$22.3	$(10.9)	$0.7
Explosives cash flow hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(1.1)	(2.5)	—
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	434.7	38.5	—

Total		$—	$455.9	$25.1	$0.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Three Months Ended September 30, 2009
		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		recognized in	recognized in other	reclassified from	reclassified from
		income on non	comprehensive	other comprehensive	other comprehensive
	Income Statement Classification	designated	income on derivative	income into income	income into income
Financial Instrument	Gains (Losses) - Realized	derivatives (1)	(effective portion)	(effective portion)	(ineffective portion)
		(Dollars in millions)
Interest rate swaps:
- Cash flow hedges	Interest expense	$—	$(1.2)	$(3.4)	$—
Diesel fuel hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(5.7)	(20.0)	1.0
- Economic hedges	Operating costs and expenses	(0.4)	—	—	—
Explosives cash flow hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	2.2	(1.6)	—
- Economic hedges	Operating costs and expenses	(1.3)	—	—	—
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	151.9	5.6	—

Total		$(1.7)	$147.2	$(19.4)	$1.0

(1)	Amounts relate to derivatives that were de-designated and settled in 2009.

		Nine Months Ended September 30, 2010
		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss) reclassified
		recognized in	recognized in other	reclassified from	from other
		income on non	comprehensive	other comprehensive	comprehensive income
	Income Statement Classification	designated	income on derivative	income into income	into income
Financial Instrument	Gains (Losses) - Realized	derivatives (2)	(effective portion)	(effective portion)	(ineffective portion)
		(Dollars in millions)
Interest rate swaps:
- Cash flow hedges	Interest expense	$(8.5)	$0.8	$(0.5)	$—
Diesel fuel hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(7.5)	(27.3)	—
Explosives cash flow hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(4.7)	(7.4)	—
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	355.3	104.4	—

Total		$(8.5)	$343.9	$69.2	$—

(2)	Amounts relate to swaps that were de-designated and terminated in conjunction with the refinancing of the Company’s previous credit facility.

		Nine Months Ended September 30, 2009
		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss) reclassified
		recognized in	recognized in other	reclassified from	from other
		income on non	comprehensive	other comprehensive	comprehensive income
	Income Statement Classification	designated	income on derivative	income into income	into income
Financial Instrument	Gains (Losses) - Realized	derivatives (1)	(effective portion)	(effective portion)	(ineffective portion)
		(Dollars in millions)
Interest rate swaps:
- Cash flow hedges	Interest expense	$—	$(1.1)	$(9.7)	$—
Diesel fuel hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	35.6	(72.7)	1.2
- Economic hedges	Operating costs and expenses	(1.1)	—	—	—
Explosives cash flow hedge contracts:
- Cash flow hedges	Operating costs and expenses	—	(2.0)	(11.9)	—
- Economic hedges	Operating costs and expenses	(2.1)	—	—	—
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	402.4	(54.0)	—

Total		$(3.2)	$434.9	$(148.3)	$1.2

(1)	Amounts relate to derivatives that were de-designated and settled in 2009.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The classification and amount of derivatives presented on a gross basis as of September 30, 2010 and December 31, 2009 are as follows:

	Fair Value as of September 30, 2010
	Current	Noncurrent	Current	Noncurrent
Financial Instrument	Assets	Assets	Liabilities	Liabilities
	(Dollars in millions)
Diesel fuel cash flow hedge contracts	$8.1	$11.6	$20.7	$1.4
Explosives cash flow hedge contracts	—	—	2.1	—
Foreign currency cash flow hedge contracts	208.2	248.8	—	—

Total	$216.3	$260.4	$22.8	$1.4

	Fair Value as of December 31, 2009
	Current	Noncurrent	Current	Noncurrent
Financial Instrument	Assets	Assets	Liabilities	Liabilities
	(Dollars in millions)
Interest rate swaps:
- Fair value hedges	$—	$1.5	$—	$—
- Cash flow hedges	—	—	—	9.8
Diesel fuel cash flow hedge contracts	6.7	18.0	31.3	15.6
Explosives cash flow hedge contracts	0.1	—	4.9	—
Foreign currency cash flow hedge contracts	110.6	100.2	1.6	3.1

Total	$117.4	$119.7	$37.8	$28.5

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Trading revenues are recorded in “Other revenues” in the unaudited condensed consolidated statements of operations and include realized and unrealized gains and losses on derivative instruments, including those under the normal purchases and normal sales exception. The tables below show the trading revenues during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
Trading Revenue by Type of Instrument	2010	2009	2010	2009
	(Dollars in millions)
Commodity swaps and options	$38.9	$52.6	$29.5	$138.6
Physical commodity purchase / sale contracts	23.2	11.9	141.5	69.3

Total trading revenue	$62.1	$64.5	$171.0	$207.9

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
     Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company were to sustain a material adverse event (using commercially reasonable standards), the counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at September 30, 2010 and December 31, 2009, would have amounted to collateral postings of approximately $47 million and $84 million, respectively, to its counterparties.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. If a credit downgrade were to occur below contractually specified levels, the Company’s additional collateral requirements owed to its counterparties would have been zero at September 30, 2010 and approximately $16 million at December 31, 2009 based on the aggregate fair value of all derivative trading instruments with such features that are in a net liability position. No collateral was posted as of September 30, 2010 while $0.8 million was posted at December 31, 2009.
     The Company is required to post collateral on its net liability positions with an exchange, which was $0.1 million as of September 30, 2010 and $18.1 million as of December 31, 2009. In addition, the Company had posted $21.7 million and $29.7 million of collateral to meet the requirements of the respective exchanges at September 30, 2010 and December 31, 2009, respectively (reflected in “Other current assets”).
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
     The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment in debt securities	$18.9	$—	$—	$18.9
Commodity swaps and options — coal trading activities	(4.4)	73.4	—	69.0
Commodity swaps and options — diesel fuel	—	(2.4)	—	(2.4)
Commodity swaps and options — explosives	—	(2.1)	—	(2.1)
Physical commodity purchase/sale contracts — coal trading activities	—	33.4	16.2	49.6
Foreign currency hedge contracts	—	457.0	—	457.0

Total net financial assets	$14.5	$559.3	$16.2	$590.0

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swaps and options — coal trading activities	$(1.7)	$80.7	$—	$79.0
Commodity swaps and options — diesel fuel	—	(22.2)	—	(22.2)
Commodity swaps and options — explosives	—	(4.8)	—	(4.8)
Physical commodity purchase/sale contracts — coal trading activities	—	70.2	17.0	87.2
Interest rate swaps	—	(8.3)	—	(8.3)
Foreign currency hedge contracts	—	206.1	—	206.1

Total net financial assets (liabilities)	$(1.7)	$321.7	$17.0	$337.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, exchange indices, broker quotes, published indices, and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:
•	Investment in debt securities: valued based on quoted prices in active markets (Level 1).

•	Commodity swaps and options — coal trading activities: generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Commodity swaps and options — other than coal: generally valued based on a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Physical commodity purchase/sale contracts — coal trading activities: purchases and sales at locations with significant market activity corroborated by market-based information (Level 2).

•	Interest rate swaps: valued based on modeling observable market data and corroborated with statements from counterparties (Level 2).

•	Foreign currency hedge contracts: valued utilizing inputs obtained in quoted public markets (Level 2).
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
     The Company did not have any transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2010. The Company’s policy is to value all transfers between levels using the beginning of period valuation. This represents a change in policy from those in effect at December 31, 2009. Previously, the end of the period values were used for transfers into Level 3 and beginning of period values for transfers out of Level 3.
     The following table summarizes the changes in the Company’s recurring Level 3 net financial assets (liabilities):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Beginning of period	$13.8	$2.4	$17.0	$37.8
Total gains or losses (realized/unrealized):
Included in earnings	2.1	(3.2)	(0.6)	(16.9)
Included in other comprehensive income	0.2	2.8	0.3	(8.3)
Purchases, issuances and settlements	(0.7)	(4.3)	(1.4)	(5.6)
Transfers in (out)	0.8	6.5	0.9	(2.8)

End of period	$16.2	$4.2	$16.2	$4.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the changes in unrealized gains (losses) relating to Level 3 net financial assets still held at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$1 . 2	$(2 .9)	$3 .5	$(2.3)

(1)	Within the unaudited condensed consolidated statements of operations for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.
Fair Value — Other Financial Instruments
     The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2010 and December 31, 2009:
•	Cash and cash equivalents, accounts receivable, including accounts receivable within the Company’s securitization program, and accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

•	Investments and other assets in the condensed consolidated balance sheet includes the Company’s investments in debt and equity securities related to the Company’s pro-rata share of funding in the Newcastle Coal Infrastructure Group (NCIG). The investments are recorded at cost, which approximate fair value. See Note 13 to the Company’s unaudited condensed consolidated financial statements for additional information related to NCIG.

•	Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available, and otherwise on estimated borrowing rates to discount the cash flows to their present value. The carrying amounts of the 7.875% Senior Notes due 2026 and the Convertible Junior Subordinated Debentures due 2066 are net of the respective unamortized note discounts.
     The carrying amounts and estimated fair values of the Company’s debt are summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(Dollars in millions )
Long-term debt	$2,756.1	$2,955.3	$2,752.3	$2,828.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(13) Commitments and Contingencies
Commitments
     As of September 30, 2010, purchase commitments for capital expenditures were $74.4 million.
     The Company controls a 17.7% interest in NCIG, a coal transloading facility in Newcastle, Australia that is backed by take or pay agreements. The total loading capacity for stage one is 33 million tons per year, of which the Company’s share is 5.8 millions tons. In the second quarter of 2010, stage one of construction was substantially completed and operations commenced. NCIG is currently operating at a reduced rate as part of its ramp-up to full capability, which is anticipated to occur by mid-2011. Phase one of stage two construction has been approved and is under way. When complete, it is expected to provide the Company with approximately 2 million tons of additional annual throughput capacity beginning in mid-year 2012. Financing for phase one of stage two of construction closed in the third quarter of 2010 with the Company providing its pro-rata share of funding of $59.7 million Australian dollars ($54.8 million U.S. dollars) where the Company received underlying debt and equity securities of NCIG for its contributions. Subsequent to the funding, the Company sold a portion of the debt securities for $10.6 million.
     A subsidiary of the Company owns a 5.06% undivided interest in the Prairie State Energy Campus (Prairie State), a 1,600 megawatt coal-fuel electricity generation project currently under construction. The Company invested $52.5 million during the nine months ended September 30, 2010 representing its 5.06% share of the construction costs. Included in “Investments and other assets” in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, are costs of $179.1 million and $126.6 million, respectively. The Company’s share of total construction costs for Prairie State is expected to be approximately $250 million.
     The Company is an equity partner in GreenGen, a partnership to fund the construction in China of a near-zero emissions coal-fueled power plant with carbon capture and storage. During the nine months ended September 30, 2010, the Company spent $3.1 million representing its 6.0% share of the construction costs, which is reflected as capitalized development costs as part of “Investments and other assets” in the condensed consolidated balance sheet. There were no expenditures for GreenGen for 2009. The Company’s share of total construction costs for GreenGen is expected to be approximately $60 million U.S. dollars.
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
     In October 2010, the Company and the other defendants settled the Hopi claims and those claims have been dismissed by the court. The court ordered the Navajo Nation and the defendants to mediate the case.
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
     Gulf Power Company Litigation. On June 22, 2006, Gulf Power Company (Gulf Power) filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company’s subsidiary under a coal supply agreement with Gulf Power and seeking damages for alleged past and future tonnage shortfalls of nearly five million tons under the agreement, which expired on December 31, 2007. Gulf Power filed a motion for partial summary judgment on liability, and the Company subsidiary filed a motion for summary judgment seeking complete dismissal. On June 30, 2009, the court granted Gulf Power’s motion for partial summary judgment and denied the Company subsidiary’s motion for summary judgment. The damages portion of the trial was held in February 2010. On September 30, 2010, the court entered its order on damages, awarding Gulf Power zero dollars in damages and the Company its costs to defend the lawsuit. The Company is also seeking its reasonable attorney’s fees incurred since October 15, 2008. On November 1, 2010, Gulf Power filed a motion to alter or amend the judgement, contesting the trial court’s damages order.
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
     In October 2010, the Company settled the Quapaw Indian tribe claims, and those claims have been dismissed by the court.
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
Environmental Claims and Litigation
     Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Superfund Amendments and Reauthorization Act of 1986. Claims were asserted at 13 additional sites, bringing the total to 18, which have since been reduced to 11 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $47.5 million as of September 30, 2010 and $49.5 million as of December 31, 2009, $5.3 million and $7.9 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In June 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRP’s mining operations caused the EPA to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historical mining sites. In June 2008, Gold Fields and other PRPs received letters from the U.S. Department of Justice and the EPA re-initiating settlement negotiations. Gold Fields continues to participate in the settlement discussions. Gold Fields believes it has meritorious defenses to these claims.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Comer, et al v. Murphy Oil Co., et al. In April 2006, residents and owners of land and property along the Mississippi Gulf coast filed a purported class action lawsuit in the U.S. District Court in the Southern District of Mississippi against more than 45 oil, chemical, utility and coal companies, including the Company. The plaintiffs alleged that defendants’ greenhouse gas emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina,” and sought damages based on several legal theories. The defendants filed motions to dismiss on the grounds of lack of personal and subject matter jurisdiction. In August 2007, the court granted defendants’ motion to dismiss for lack of subject matter jurisdiction finding that plaintiffs’ claims are barred by the political question doctrine and for lack of standing. In October 2009, a three-judge panel of the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) reversed in part the decision of the trial court, holding that the plaintiffs had standing to assert their public and private nuisance, trespass and negligence claims. The court held that plaintiffs did not satisfy the prudential standing requirement for their unjust enrichment, fraudulent misrepresentation and civil conspiracy claims and dismissed those claims and ordered that the case be remanded to the district court for further proceedings. In March 2010, the Fifth Circuit vacated the panel opinion and ordered a hearing en banc before the full Fifth Circuit to consider plaintiffs’ appeal. After the en banc court was properly constituted, a recusal by one of the judges resulted in the en banc court losing its quorum. On May 28, 2010, the Fifth Circuit issued an order indicating that the court had no authority to reinstate the panel decision and directing the clerk to dismiss the appeal. Plaintiffs have filed a Petition for Mandamus with the United States Supreme Court. The Company believes that this lawsuit is without merit and intends to defend against and oppose it vigorously, but cannot predict its outcome. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes this matter is likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
     Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et al. In February 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, several owners of electricity generating facilities and several oil companies. The plaintiffs are the governing bodies of a village in Alaska that they contend is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for nuisance, and allege that the defendants have acted in concert and are jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village. The defendants filed motions to dismiss on the grounds of lack of personal and subject matter jurisdiction. In June 2009, the court granted defendants’ motion to dismiss for lack of subject matter jurisdiction finding that plaintiffs’ federal claim for nuisance is barred by the political question doctrine and for lack of standing. The plaintiffs are appealing the court’s dismissal to the U.S. Court of Appeals for the Ninth Circuit. The plaintiffs and the defendants have filed their briefs with the court.
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
     New York Office of the Attorney General Subpoena. The New York Office of the Attorney General sent a letter to the Company dated June 14, 2007 that referred to the Company’s “plans to build new coal-fired electric generating units,” and said that the “increase in CO2 emissions from the operation of these units, in combination with Peabody Energy’s other coal-fired power plants, will subject Peabody Energy to increased financial, regulatory, and litigation risks.” The Company currently has no electricity generating capacity in place. The letter included a subpoena issued under New York state law, which seeks information and documents relating to the Company’s analysis of the risks associated with climate change and possible climate change legislation or regulations, and its disclosure of such risks to investors. The Company believes that it has made full and proper disclosure of these potential risks.

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
Letters of Credit and Bonding
     The Company has letters of credit, bank guarantees, surety bonds and corporate guarantees (such as self bonds) in support of the Company’s reclamation, coal lease and workers’ compensation obligations as follows as of September 30, 2010:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other (1)	Total
	(Dollars in millions)
Self bonding	$899.0	$—	$—	$—	$899.0
Surety bonds	577.3	110.3	7.3	9.3	704.2
Bank guarantees	109.5	—	—	120.2	229.7
Letters of credit	0.1	—	37.3	207.9	245.3

	$1,585.9	$110.3	$44.6	$337.4	$2,078.2

(1)	Other includes letters of credit obligations described below and an additional $129.5 million in letters of credit, bank guarantees, and surety bonds related to collateral for surety companies, road maintenance, performance guarantees and other operations.
     The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of September 30, 2010, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million.
     The Company is party to an agreement with the Pension Benefit Guaranty Corporation (PBGC) and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the United Kingdom (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of September 30, 2010. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
     At September 30, 2010, the Company has a $128.2 million letter of credit issued with respect to certain reclamation and performance obligations related to some of the Company’s Australian mines.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Guarantees
     The Company has a liability recorded of $52.3 million as of September 30, 2010 and December 31, 2009 related to reclamation and bonding commitments associated with the purchase of approximately 427 million tons of coal reserves and surface lands in the Illinois Basin in 2007.
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
     The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the nine months ended September 30, 2010, the Company received total consideration of $3,381.9 million related to accounts receivable sold under the securitization program, including $1,517.3 million of cash up front from the sale of the receivables, an additional $1,650.8 million of cash upon the collection of the underlying receivables, and $213.8 million that had not been collected at September 30, 2010 and was recorded at fair value which approximates carrying value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $100.0 million at September 30, 2010 and $254.6 million at December 31, 2009.
     The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as operating activity because both the cash received from the Conduits upon sale of receivables as well as the cash received from the Conduits upon the ultimate collection of receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.6 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively and $1.8 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(15) Supplemental Guarantor/Non-Guarantor Financial Information
     In accordance with the indentures governing the 6.875% Senior Notes due March 2013 (extinguished in the third quarter of 2010), the 5.875% Senior Notes due March 2016, the 7.375% Senior Notes due November 2016, the 6.5% Senior Notes due September 2020 and the 7.875% Senior Notes due November 2026 (collectively the Senior Notes), certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed these Senior Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,059.9	$1,045.3	$(240.5)	$1,864.7
Costs and expenses
Operating costs and expenses	(24.8)	763.9	744.7	(240.5)	1,243.3
Depreciation, depletion and amortization	—	76.2	40.5	—	116.7
Asset retirement obligation expense	—	7.1	2.8	—	9.9
Selling and administrative expenses	5.5	47.3	1.3	—	54.1
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(7.1)	0.4	—	(6.7)
(Income) loss from equity affiliates	(248.5)	1.3	1.4	248.5	2.7
Interest expense	61.6	13.9	3.7	(17.0)	62.2
Interest income	(4.0)	(5.2)	(10.6)	17.0	(2.8)

Income from continuing operations before income taxes	210.2	162.5	261.1	(248.5)	385.3
Income tax provision (benefit)	(14.8)	55.1	107.4	—	147.7

Income from continuing operations, net of income taxes	225.0	107.4	153.7	(248.5)	237.6
Loss from discontinued operations, net of income taxes	(0.9)	(0.4)	—	—	(1.3)

Net income	224.1	107.0	153.7	(248.5)	236.3
Less: Net income attributable to noncontrolling interests	—	—	12.2	—	12.2

Net income attributable to common stockholders	$224.1	$107.0	$141.5	$(248.5)	$224.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,212.5	$702.2	$(247.7)	$1,667.0
Costs and expenses
Operating costs and expenses	19.5	921.5	569.2	(247.7)	1,262.5
Depreciation, depletion and amortization	—	72.6	35.4	—	108.0
Asset retirement obligation expense	—	10.9	1.9	—	12.8
Selling and administrative expenses	7.1	46.0	1.1	—	54.2
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(2.6)	(0.2)	—	(2.8)
(Income) loss from equity affiliates	(155.4)	1.6	10.4	155.4	12.0
Interest expense	51.2	14.6	6.6	(20.1)	52.3
Interest income	(3.8)	(8.1)	(10.4)	20.1	(2.2)

Income from continuing operations before income taxes	81.4	156.0	88.2	(155.4)	170.2
Income tax provision (benefit)	(28.5)	53.2	32.3	—	57.0

Income from continuing operations, net of income taxes	109.9	102.8	55.9	(155.4)	113.2
Income (loss) from discontinued operations, net of income taxes	(3.1)	(0.9)	1.6	—	(2.4)

Net income	106.8	101.9	57.5	(155.4)	110.8
Less: Net income attributable to noncontrolling interests	—	—	4.0	—	4.0

Net income attributable to common stockholders	$106.8	$101.9	$53.5	$(155.4)	$106.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$3,123.9	$2,530.5	$(612.7)	$5,041.7
Costs and expenses
Operating costs and expenses	(65.7)	2,286.2	1,918.9	(612.7)	3,526.7
Depreciation, depletion and amortization	—	221.3	106.0	—	327.3
Asset retirement obligation expense	—	22.1	8.2	—	30.3
Selling and administrative expenses	23.0	133.8	6.8	—	163.6
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(15.6)	0.2	—	(15.4)
(Income) loss from equity affiliates	(639.6)	5.0	4.4	628.1	(2.1)
Interest expense	168.6	39.4	11.2	(49.1)	170.1
Interest income	(11.6)	(16.1)	(26.8)	49.1	(5.4)

Income from continuing operations before income taxes	525.3	447.8	501.6	(628.1)	846.6
Income tax provision (benefit)	(39.6)	143.0	153.8	—	257.2

Income from continuing operations, net of income taxes	564.9	304.8	347.8	(628.1)	589.4
Loss from discontinued operations, net of income taxes	(0.9)	(1.3)	—	—	(2.2)

Net income	564.0	303.5	347.8	(628.1)	587.2
Less: Net income attributable to noncontrolling interests	—	—	23.2	—	23.2

Net income attributable to common stockholders	$564.0	$303.5	$324.6	$(628.1)	$564.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Supplemental Condensed Consolidated Statements of Operations

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$3,313.5	$1,647.8	$(503.1)	$4,458.2
Costs and expenses
Operating costs and expenses	142.4	2,493.7	1,180.1	(503.1)	3,313.1
Depreciation, depletion and amortization	—	216.0	89.5	—	305.5
Asset retirement obligation expense	—	28.1	3.7	—	31.8
Selling and administrative expenses	21.2	120.0	4.7	—	145.9
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(10.0)	(6.2)	—	(16.2)
(Income) loss from equity affiliates	(514.1)	4.9	17.8	514.1	22.7
Interest expense	149.0	50.5	12.2	(60.1)	151.6
Interest income	(11.5)	(29.1)	(25.7)	60.1	(6.2)

Income from continuing operations before income taxes	213.0	439.4	371.7	(514.1)	510.0
Income tax provision (benefit)	(115.9)	123.5	158.0	—	165.6

Income from continuing operations, net of income taxes	328.9	315.9	213.7	(514.1)	344.4
Income (loss) from discontinued operations, net of income taxes	27.1	(2.1)	(1.4)	—	23.6

Net income	356.0	313.8	212.3	(514.1)	368.0
Less: Net income attributable to noncontrolling interests	—	—	12.0	—	12.0

Net income attributable to common stockholders	$356.0	$313.8	$200.3	$(514.1)	$356.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Supplemental Condensed Consolidated Balance Sheets

	September 30, 2010
	Parent	Guarantor	Non-Guarantor	Reclassifications/
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$481.3	$0.1	$886.1	$—	$1,367.5
Accounts receivable, net	1.0	8.6	573.7	—	583.3
Inventories	—	176.6	219.7	—	396.3
Assets from coal trading activities, net	—	30.2	140.3	—	170.5
Deferred income taxes	11.6	68.0	—	(13.4)	66.2
Other current assets	231.5	27.1	73.0	—	331.6

Total current assets	725.4	310.6	1,892.8	(13.4)	2,915.4
Property, plant, equipment and mine development
Land and coal interests	—	4,823.5	2,763.2	—	7,586.7
Buildings and improvements	—	856.4	130.3	—	986.7
Machinery and equipment	—	1,249.3	310.7	—	1,560.0
Less: accumulated depreciation, depletion and amortization	—	(2,307.0)	(607.3)	—	(2,914.3)

Property, plant, equipment and mine development, net	—	4,622.2	2,596.9	—	7,219.1
Deferred income taxes	11.6	—	—	(11.6)	—
Investments and other assets	9,998.7	175.8	100.4	(9,436.8)	838.1

Total assets	$10,735.7	$5,108.6	$4,590.1	$(9,461.8)	$10,972.6

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$25.0	$—	$16.5	$—	$41.5
Payables to (receivables from) affiliates, net	2,671.9	(2,681.6)	9.7	—	—
Liabilities from coal trading activities, net	—	22.5	29.4	—	51.9
Deferred income taxes	—	—	13.4	(13.4)	—
Accounts payable and accrued expenses	91.5	752.1	474.3	—	1,317.9

Total current liabilities	2,788.4	(1,907.0)	543.3	(13.4)	1,411.3
Long-term debt, less current maturities	2,615.5	0.1	99.0	—	2,714.6
Deferred income taxes	—	275.4	284.1	(11.6)	547.9
Notes payable to (receivables from) affiliates, net	819.1	(841.7)	22.6	—	—
Other noncurrent liabilities	59.0	1,654.1	106.8	—	1,819.9

Total liabilities	6,282.0	(819.1)	1,055.8	(25.0)	6,493.7
Peabody Energy Corporation’s stockholders’ equity	4,453.7	5,927.7	3,509.1	(9,436.8)	4,453.7
Noncontrolling interests	—	—	25.2	—	25.2

Total stockholders’ equity	4,453.7	5,927.7	3,534.3	(9,436.8)	4,478.9

Total liabilities and stockholders’ equity	$10,735.7	$5,108.6	$4,590.1	$(9,461.8)	$10,972.6

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(331.4)	$1,002.7	$223.8	$895.1
Net cash used in discontinued operations	(9.5)	(1.8)	—	(11.3)

Net cash provided by (used in) operating activities	(340.9)	1,000.9	223.8	883.8

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(238.1)	(53.2)	(291.3)
Investment in Prairie State Energy Campus	—	(52.5)	—	(52.5)
Proceeds from disposal of assets, net of notes receivable	—	8.5	1.2	9.7
Investment in equity affiliates and joint ventures	—	(15.0)	(3.8)	(18.8)
Investments in debt and equity securities	—	—	(73.6)	(73.6)
Proceeds from sale of debt securities	—	—	10.6	10.6
Other, net	—	(7.2)	(0.2)	(7.4)

Net cash used in investing activities	—	(304.3)	(119.0)	(423.3)

Cash Flows From Financing Activities
Proceeds from long-term debt	1,150.0	—	—	1,150.0
Payments of long-term debt	(1,140.3)	—	(8.2)	(1,148.5)
Dividends paid	(56.5)	—	—	(56.5)
Payment of debt issuance costs	(32.2)	—	—	(32.2)
Proceeds from stock options exercised	5.9	—	—	5.9
Other, net	5.8	—	(6.3)	(0.5)
Transactions with affiliates, net	521.1	(696.7)	175.6	—

Net cash provided by (used in) financing activities	453.8	(696.7)	161.1	(81.8)

Net change in cash and cash equivalents	112.9	(0.1)	265.9	378.7
Cash and cash equivalents at beginning of period	368.4	0.2	620.2	988.8

Cash and cash equivalents at end of period	$481.3	$0.1	$886.1	$1,367.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(114.0)	$445.9	$341.6	$673.5
Net cash provided by (used in) discontinued operations	1.4	(3.4)	(4.2)	(6.2)

Net cash provided by (used in) operating activities	(112.6)	442.5	337.4	667.3

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(112.1)	(31.8)	(143.9)
Investment in Prairie State Energy Campus	—	(41.6)	—	(41.6)
Federal coal lease expenditures	—	(123.6)	—	(123.6)
Proceeds from disposal of assets, net of notes receivable	—	37.5	10.0	47.5
Investments in equity affiliates and joint ventures	—	—	(10.0)	(10.0)
Other, net	—	(4.8)	(0.1)	(4.9)

Net cash used in investing activities	—	(244.6)	(31.9)	(276.5)

Cash Flows From Financing Activities
Payments of long-term debt	—	—	(11.4)	(11.4)
Dividends paid	(48.1)	—	—	(48.1)
Proceeds from stock options exercised	1.1	—	—	1.1
Other, net	5.1	—	3.6	8.7
Transactions with affiliates, net	160.6	(199.6)	39.0	—

Net cash provided by (used in) financing activities	118.7	(199.6)	31.2	(49.7)

Net change in cash and cash equivalents	6.1	(1.7)	336.7	341.1
Cash and cash equivalents at beginning of period	161.2	4.5	284.0	449.7

Cash and cash equivalents at end of period	$167.3	$2.8	$620.7	$790.8

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
     Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:
•	demand for coal in United States (U.S.) and the Pacific Rim thermal and metallurgical coal seaborne markets;

•	price volatility and demand, particularly in higher-margin products and in our trading and brokerage businesses;

•	reductions and/or deferrals of purchases by major customers and ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, co-shippers, trading, banks and other financial counterparties;

•	geologic, equipment, permitting and operational risks related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of weather on demand, production and transportation;

•	successful implementation of business strategies, including our Btu Conversion and generation development initiatives;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and funding requirements;

•	replacement and development of coal reserves;

•	access to capital and credit markets and availability and costs of credit, margin capacity, surety bonds, letters of credit, and insurance;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	legislation, regulations and court decisions or other government actions, including new environmental requirements, changes in income tax regulations or other regulatory taxes;

•	litigation, including claims not yet asserted;

•	terrorist attacks or threats;

•	impacts of pandemic illnesses; and

•	other factors, including those discussed in Legal Proceedings.
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
Results of Operations
     The results of operations for all periods presented reflect the assets, liabilities and results of operations from subsidiaries spun off as Patriot Coal Corporation as discontinued operations. We also have classified as discontinued operations those operations recently divested, as well as certain non-strategic mining assets held for sale where we have committed to the divestiture of such assets.
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
Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009
   Summary
     According to industry reports filed through September 2010, demand for seaborne metallurgical and thermal coal products continued to strengthen in the Pacific, averaging 15% above prior year levels due to increased demand in China, India and other Asian nations that continue to recover from the recession. In the U.S., coal market fundamentals have improved due to a combination of weather-related demand, new coal-fueled facilities, less coal-to-gas switching and increased exports. Our analyses of general business conditions indicate the following:
•	Benchmark high quality, hard-coking coal from Australia has maintained quarterly prices between $200 and $225 per tonne since April 2010;

•	Index prices for Australian seaborne thermal coal are 35 – 40% above prior year levels;

•	U.S. coal production through September 2010 is approximately 2% below 2009 levels;

•	U.S. coal consumption for electricity generation has increased nearly 6.5% through September 2010; and

•	Customer inventories of Powder River Basin coal have been decreasing in 2010 and are at approximately 56 days of use as of September 2010.

     We continue to focus on productivity improvements and increasing contributions from our high-margin operations. We ended the quarter with total available liquidity of $2.8 billion, consisting of cash on hand and available capacity under our revolving credit facility and our accounts receivable securitization program.
     Revenue increased for both periods compared to the prior year (three months, $197.7 million; nine months, $583.5 million) and Segment Adjusted EBITDA increased over the prior year (three months, $232.4 million; nine months, $399.1 million) led by higher Australian sales volumes and higher pricing secured in the second and third quarters of the current year.
     Income from continuing operations, net of income taxes, increased for both periods compared to the prior year (three months, $124.4 million; nine months, $245.0 million) due to the increase in Segment Adjusted EBITDA discussed above, partially offset by increased income taxes, decreased Corporate and Other Adjusted EBITDA, and increased depreciation, depletion and amortization and interest expense.
Tons Sold
     The following table presents tons sold by operating segment:

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2010	2009	Tons	%	2010	2009	Tons	%
				(Tons in millions)
Western U.S. Mining	41.9	42.0	(0.1)	(0.2)%	121.7	121.5	0.2	0.2%
Midwestern U.S. Mining	7.2	7.9	(0.7)	(8.9)%	21.6	24.0	(2.4)	(10.0)%
Australian Mining	7.4	6.5	0.9	13.8%	20.0	15.9	4.1	25.8%
Trading and Brokerage	7.5	7.1	0.4	5.6%	18.7	21.0	(2.3)	(11.0)%

Total tons sold	64.0	63.5	0.5	0.8%	182.0	182.4	(0.4)	(0.2)%

Revenues
     The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Revenues		September 30,		to Revenues
	2010	2009	$	%	2010	2009	$	%
				(Dollars in millions)
Western U.S. Mining	$707.4	$683.6	$23.8	3.5%	$2,021.6	$1,972.8	$48.8	2.5%
Midwestern U.S. Mining	317.1	327.5	(10.4)	(3.2)%	949.8	978.0	(28.2)	(2.9)%
Australian Mining	733.4	537.3	196.1	36.5%	1,777.3	1,206.6	570.7	47.3%
Trading and Brokerage	101.8	112.9	(11.1)	(9.8)%	273.7	284.8	(11.1)	(3.9)%
Corporate and Other	5.0	5.7	(0.7)	(12.3)%	19.3	16.0	3.3	20.6%

Total revenues	$1,864.7	$1,667.0	$197.7	11.9%	$5,041.7	$4,458.2	$583.5	13.1%

Australian Mining operations’ revenues were higher for both periods compared to the prior year as discussed below:
•	The revenue increase for the three months ended was driven by a 21.7% increase in our weighted average sales price reflecting higher pricing secured in the second and third quarters for both thermal and metallurgical coal. Total volumes increased 13.8% over the prior year driven by a 1.2 million ton increase in domestic and seaborne thermal coal shipments while our metallurgical coal shipments of 2.4 million tons were 0.3 million tons below prior year.

•	The revenue increase for the nine months ended was due to a 25.8% increase in volumes driven by increased demand for metallurgical coal during the first half of the year (metallurgical coal shipments of 6.9 million tons were 2.3 million tons, or 50%, greater than the prior year). The metallurgical coal demand increase reflects the current year market recovery as discussed above, coupled with prior year customer destocking of inventory and lower capacity utilization at steel customers. Our weighted average sales price increased 17.3%, led by a higher mix of metallurgical coal shipments and increased pricing on seaborne metallurgical and thermal coals.

     Western U.S. Mining operations’ revenues increased for both periods compared to the prior year driven by a higher weighted average sales price (three months, 3.6%; nine months, 2.4%) due to higher committed prices and a favorable change in sales mix. Overall volumes for both periods were relatively flat compared to the prior year.
     Midwestern U.S. Mining operations’ revenues were lower for both periods compared to the prior year due to decreased shipments on lower demand. Partially offsetting the impact of the decreased shipments was an increase in weighted average sales price (three months, 5.3%; nine months, 7.6%) driven by contractual price increases.
     Trading and Brokerage revenues decreased for both periods compared to the prior year due to overall lower transaction volume (nine months) led by lower price volatility in the current year and revenue realized in the prior year on an international brokerage arrangement.
Segment Adjusted EBITDA
     The following table presents segment Adjusted EBITDA by operating segment:

			Increase (Decrease) to				Increase (Decrease) to
	Three Months Ended		Segment Adjusted		Nine Months Ended		Segment Adjusted
	September 30,		EBITDA		September 30,		EBITDA
	2010	2009	$	%	2010	2009	$	%
				(Dollars in millions)
Western U.S. Mining	$215.7	$208.6	7.1	3.4%	$630.9	$543.9	$87.0	16.0%
Midwestern U.S. Mining	77.2	67.0	10.2	15.2%	222.7	207.4	15.3	7.4%
Australian Mining	323.2	108.2	215.0	198.7%	670.1	319.1	351.0	110.0%
Trading and Brokerage	44.3	44.2	0.1	0.2%	91.0	145.2	(54.2)	(37.3)%

Total Segment Adjusted EBITDA	$660.4	$428.0	$232.4	54.3%	$1,614.7	$1,215.6	$399.1	32.8%

     Australian Mining operations’ Adjusted EBITDA increased for both periods compared to the prior year as discussed below:
•	Australian Mining operations’ Adjusted EBITDA increase for the three months ended was driven by an increase in our weighted average sales price and increased volumes as discussed above, and lower production costs as prior year costs reflect the realization of higher cost inventory incurred in the first half of 2009. Partially offsetting the above increases to Adjusted EBITDA were increased royalty expense associated with our higher-priced metallurgical coal shipments and adverse weather that impacted production at one of our mines.

•	Australian Mining operations’ Adjusted EBITDA increase for the nine months ended was driven by an increase in volumes and pricing as discussed above, productivity improvements at our North Goonyella and Wambo underground mines, improved geological conditions at certain of our mines and fewer longwall moves. Partially offsetting the above improvements were an unfavorable foreign currency impact on operating costs, net of hedging, the impact of adverse weather, increased demurrage costs, and increased royalty expense associated with our higher-priced metallurgical coal shipments.
     Western U.S. Mining operations’ Adjusted EBITDA increased for both periods compared to the prior year due to a higher weighted average sales price as discussed above and a shift in volume to our higher-margin operations, partially offset by increased commodity costs (three months, $10.1 million; nine months, $15.6 million). In addition, the nine months ended compared to the prior year includes lower repairs and maintenance costs ($51.8 million) due to timing of repairs and improved equipment efficiency.
     Midwestern U.S. Mining operations’ Adjusted EBITDA increased for both periods compared to the prior year as the impact of a higher weighted average sales price benefited margins enough to more than offset lower volumes due to decreased demand and lower production.

     Trading and Brokerage operations’ Adjusted EBITDA decreased for the nine months compared to the prior year primarily due to lower U.S. exports due to the weak Atlantic market, along with vessel timing and overall lower trading levels and reduced trading volatility.
Income From Continuing Operations Before Income Taxes
     The following table presents income from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2010	2009	$	%	2010	2009	$	%
				(Dollars in millions)
Total Segment Adjusted EBITDA	$660.4	$428.0	$232.4	54.3%	$1,614.7	$1,215.6	$399.1	32.8%
Corporate and Other Adjusted EBITDA (1)	(89.1)	(86.9)	(2.2)	(2.5)%	(245.8)	(222.9)	(22.9)	(10.3)%
Depreciation, depletion and amortization	(116.7)	(108.0)	(8.7)	(8.1)%	(327.3)	(305.5)	(21.8)	(7.1)%
Asset retirement obligation expense	(9.9)	(12.8)	2.9	22.7%	(30.3)	(31.8)	1.5	4.7%
Interest expense	(62.2)	(52.3)	(9.9)	(18.9)%	(170.1)	(151.6)	(18.5)	(12.2)%
Interest income	2.8	2.2	0.6	27.3%	5.4	6.2	(0.8)	(12.9)%

Income from continuing operations before income taxes	$385.3	$170.2	$215.1	126.4%	$846.6	$510.0	$336.6	66.0%

(1)	Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income (loss) from our joint ventures, net gains on asset disposals or exchanges, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as generation development and Btu Conversion development costs.
     Income from continuing operations before income taxes was higher for both periods compared to the prior year primarily due to the higher Total Segment Adjusted EBITDA discussed above, partially offset by lower Corporate and Other Adjusted EBITDA and higher depreciation, depletion and amortization expense and interest expense as discussed below:
•	The decrease in Corporate and Other Adjusted EBITDA for the nine months ended September 30, 2010 compared to the prior year was primarily due to a current year increase in selling and administrative expenses related to an increase in headcount and professional services costs to support our international expansion, acquisition activity and other growth initiatives. We also incurred increased costs related to post mining operations driven by higher retiree healthcare amortization of actuarial losses and interest cost. These decreases to Corporate and Other Adjusted EBITDA were partially offset by improved results from equity affiliates due to prior year operating losses from our joint venture interest in Carbones del Guasare (three months, $7.8 million; nine months, $15.2 million) and current year earnings associated with transaction services related to our Mongolian joint venture (nine months, $10.0 million).

•	Depreciation, depletion and amortization was higher for the three and nine months ended September 30, 2010 compared to the prior year due to increased production at our Australian mines reflecting higher demand and additional depreciation expense associated with our new Bear Run Mine (commissioned in the second quarter of 2010).

•	Interest expense was higher for the three and nine months ended September 30, 2010 compared to the prior year primarily due to charges ($8.4 million) associated with the extinguishment of $650.0 million of senior notes in the third quarter of 2010. In addition, interest expense was higher for the nine months compared to the prior year due to refinancing charges incurred in the second quarter of 2010 ($9.3 million) associated with our new five-year Credit Facility.

Net Income Attributable to Common Stockholders
     The following table presents net income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2010	2009	$	%	2010	2009	$	%
				(Dollars in millions)
Income from continuing operations before income taxes	$385.3	$170.2	$215.1	126.4%	$846.6	$510.0	$336.6	66.0%
Income tax provision	(147.7)	(57.0)	(90.7)	(159.1)%	(257.2)	(165.6)	(91.6)	(55.3)%

Income from continuing operations, net of income taxes	237.6	113.2	124.4	109.9%	589.4	344.4	245.0	71.1%
Income (loss) from discontinued operations	(1.3)	(2.4)	1.1	45.8%	(2.2)	23.6	(25.8)	(109.3)%

Net income	236.3	110.8	125.5	113.3%	587.2	368.0	219.2	59.6%
Less: Net income attributable to noncontrolling interests	12.2	4.0	(8.2)	(205.0)%	23.2	12.0	(11.2)	(93.3)%

Net income attributable to common stockholders	$224.1	$106.8	$117.3	109.8%	$564.0	$356.0	$208.0	58.4%

     Net income attributable to common stockholders increased for both periods compared to the prior year due to the increased income from continuing operations before income taxes as discussed above.
Income tax provision for the three months ended was impacted by the following:
•	Increased expense due to current year income tax resulting from planned foreign earnings repatriation ($84.5 million), higher current year earnings ($75.3 million), and expense associated with the remeasurement of non-U.S. tax accounts as a result of the strengthening Australian dollar against the U.S. dollar compared to the prior year ($20.4 million; the table below illustrates the foreign currency exchange rate fluctuations), partially offset by

•	Current year valuation allowance release of $69.3 million ($63.7 million for alternative minimum tax credits and $5.6 million for expected realization of general business credits) and higher current year percentage depletion benefit ($24.7 million).
Income tax provision for the nine months ended was impacted by the following:
•	Increased expense due to higher current year earnings ($117.8 million) and current year income tax resulting from planned foreign earnings repatriation ($84.5 million), partially offset by

•	Lower expense in the current year due to a valuation allowance release ($69.3 million) as discussed above, lower expense associated with the remeasurement of non-U.S. tax accounts as a result of the larger increase in the Australian exchange rate against the U.S. dollar in the prior year compared to the current year ($40.3 million), and lower expense in the current year due to the reduction of our gross unrecognized tax benefit resulting from the completion of the Internal Revenue Service examination of the 2005 federal income tax year ($15.2 million).

	September 30,		June 30,		December 31,
	2010	2009	2010	2009	2009	2008
Australian dollar to U.S. dollar exchange rate	$0.9667	$0.8801	$0.8523	$0.8114	$0.8969	$0.6928
     Income (loss) from discontinued operations for the nine months ended September 30, 2010 was $25.8 million lower than the prior year due primarily to a coal excise tax refund receivable of approximately $35 million recorded during the three months ended March 31, 2009. See Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information related to the excise tax refund receivable.

Other
     The fair value of our foreign currency hedges increased approximately $396 million and $251 million during the three and nine months ended September 30, 2010, respectively, mostly due to the strengthening of the Australian dollar against the U.S. dollar in the current year. These increases are reflected in “Other current assets” and “Investments and other assets” in the condensed consolidated balance sheets.
Outlook
     Near-Term Outlook
     Global economic activity, as measured by gross domestic product (GDP), is forecast to expand 4.8% in 2010 and 4.2% in 2011, according to the International Monetary Fund. Output of emerging and developing economies is expected to outpace advanced economies as are steel production and electricity generation. China’s GDP is estimated to rise 10.5% for the calendar year 2010 while India’s full year GDP is estimated to grow 9.7%.
•	The World Steel Association forecasts global steel use will increase 13.1% in 2010, after contracting 6.6% in 2009. China, the world’s largest steel consumer, is projected to grow its steel use 6.7% in 2010. India’s steel demand is expected to rise 8.2% this year. Similar trends are apparent in steel production. Year to date through September, global steel production is up 19% and on pace to exceed 2009 levels by approximately 14%, and 2008 levels by an estimated 5%. Production in Asia has risen nearly 16%, due to demand from China, India and more developed economies of the region.

•	Industry reports forecast that, globally, more than 85 gigawatts of new coal-fueled generation are under construction and expected to come on line during 2010. Approximately 75% of these plants are in China and India. New global coal-fueled generation for 2010 is estimated to require approximately 298 million tons of coal annually.

•	Given the pace of coal demand in the Pacific, prices for seaborne metallurgical and thermal coals have been above prior year levels. The high quality hard coking coal price for the fourth quarter of calendar 2010 was set at $209 per tonne. Through October 19, 2010, quarterly prices have been between $200 and $225 per tonne since April, meaningfully higher than the prior year’s $129 per tonne annual pricing. As of October 19, 2010, index prices for Australian seaborne thermal coal are in the $95 to $100 per tonne range, 35 to 40 percent above year-ago levels.
     In the U.S., the Energy Information Administration (EIA) forecasts 2010 coal-based electricity generation will grow nearly 7%. Coal consumption is projected to increase 68 million tons. Through September, total U.S. coal production is running approximately 2% below 2009’s level. U.S. coal stockpiles have declined approximately 30 million tons since the start of the year, the largest drawdown for the last 15 years. Improving industry fundamentals have led to higher coal prices. Year to date, prompt index coal prices have rebounded in nearly all regions, including 60% for Powder River Basin coal and more than 25% for Illinois Basin products.
     Natural gas production in the continental U.S. is expected to rise 3.5% in 2010, according to the EIA. Rising supplies combined with inventory levels above the five-year average have resulted in subdued gas prices. The Henry Hub spot price is projected to average $4.77 per MMBtu in 2010, above 2009’s average $4.20 per MMBtu yet 40.5% below the prior three-year average. Low natural gas prices in 2009 led to coal-to-gas switching that reduced coal demand by an estimated 40 million tons. Industry analysts estimate approximately 25% of the prior year’s switching will be recovered by coal in 2010.
     As of October 19, 2010, our full-year 2010 sales targets are approximately 185 to 195 million tons from our U.S. operations and 27 to 29 million tons from our Australian operations, including 9.5 to 10.0 million tons of metallurgical coal. Total 2010 sales are expected to be in a range of 240 to 260 million tons. We may continue to adjust our production levels in response to changes in market demand.

     As of October 19, 2010, we are fully contracted for 2010 at planned production levels. Our unpriced Australia volumes for 2011 include approximately 9 to 10 million tons of metallurgical coal and 8.5 to 9.5 million tons of export thermal coal. For 2012, our unpriced Australia volumes include 11 to 12 million tons of metallurgical coal and 12 to 13 million tons of export thermal coal. In the U.S., our level of committed sales track our expectations for a U.S. recovery. We have approximately 10 percent of our planned 2011 production available to price, growing to 35 to 45 percent of planned production available to price in 2012, and approximately 85 percent available to price in 2013.
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
     We rely on ongoing access to worldwide financial markets for capital, insurance, hedging and investments through a wide variety of financial instruments and contracts. To the extent these markets are not available or increase significantly in cost, this could have a negative impact on our ability to meet our business goals. Similarly, many of our customers and suppliers rely on the availability of the financial markets to secure the necessary financing and financial surety (letters of credit, bank guarantees, performance bonds, etc.) to complete transactions with us. To the extent customers and suppliers are not able to secure this financial support, it could have a negative impact on our results of operations and/or counterparty credit exposure.
     On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Dodd-Frank Act includes a number of provisions applicable to us in the areas of corporate governance, executive compensation and mine safety and extractive industries disclosure. In addition, the Dodd-Frank Act imposes additional regulation of financial derivatives transactions that may apply to our hedging and our Trading and Brokerage activities. Although the Dodd-Frank Act became generally effective upon its enactment, many provisions have extended implementation periods and delayed effective dates and require further action by the federal regulatory authorities. As a result, in many respects the ultimate impact of the Dodd-Frank Act on us will not be fully known for an extended period of time. We do expect that the Dodd-Frank Act will increase compliance and transaction costs associated with our hedging and Trading and Brokerage activities.
     Long-Term Outlook
     Our long-term global outlook remains positive. According to the BP Statistical Review of World Energy, coal has been the fastest-growing fuel in the world for the past decade.
     The EIA estimates in its International Energy Outlook that world primary energy demand will grow 49% between 2007 and 2035, with demand for coal rising 56% (greater than any other fuel source on a quadrillion Btu basis). China and India alone account for nearly half of the expected incremental energy demand.
     Coal is expected to retain its strong presence as a fuel for the power sector worldwide. Coal’s share of the power generation mix was 42% in 2007. By 2035, the EIA estimates coal’s fuel share is projected to be 43% as it continues to have the largest share of worldwide electric power production. Currently, we estimate more than 475 gigawatts of coal-fueled electricity generating plants are planned or under construction around the world, with expected online dates ranging between 2010 and 2015. When complete, those plants would require more than 1.6 billion tons of annual coal demand. In the U.S., while some planned coal-based plants have been cancelled, 13 gigawatts of new coal-based generating capacity have been completed in 2010 or are under construction, representing approximately 50 million tons of annual coal demand once they become operational.

     The EIA projects global natural gas-fueled electricity generation will increase 2.1% annually, from 3.9 trillion kilowatt hours in 2007 to 6.8 trillion kilowatt hours in 2035. The total amount of electricity generated from natural gas is expected to continue to be less than one-half the total for coal, even in 2035. Generation from liquid fuels is projected to lose the most fuel share, declining from 5% in 2007 to 2% of the total mix in 2035. Renewables, including hydro, is projected to rise four percentage points to 23% of the fuel mix by 2035. Nuclear power is expected to grow in all major regions, but its share in total generation is expected to fall from 14% to 13% between 2007 and 2035.
     We believe that Btu Conversion applications such as coal-to-gas (CTG) and coal-to-liquids (CTL) plants represent an avenue for potential long-term industry growth. The EIA continues to project an increase in demand for unconventional sources of transportation fuel such as CTL. In addition, China and India are developing CTG and CTL facilities.
     On May 2, 2010, the Australian government released a report on Australia’s Future Tax System, which included a recommendation to replace the current resource taxing arrangements imposed on non-renewable resources by the Australian federal and state governments with a uniform resource rent tax (the Resource Tax) imposed and administered by the Australian government. As proposed, the Resource Tax would be profit-based and would apply to non-renewable resources projects, including existing projects. On July 2, 2010, the Australian government announced changes to the Resource Tax and proposed a new minerals resource rent tax (the MRRT). The MRRT would still be profit-based, but measures were introduced to lessen the impact of the MRRT. The Australian government and major industry policy makers are actively engaged to address the detail implementation views outlined in a recently released Issues Paper. The majority of the positions remain consistent with the MRRT accord in July 2010; however, an issue concerning what level of state royalties will be creditable against the MRRT liability is being contested. We expect consultation to continue for several weeks. The MRRT is not yet law in Australia and may not become law. The draft law is expected to be presented to the Australian Parliament in late 2011, and if the MRRT becomes law, it is intended to become effective July 1, 2012. If the MRRT were to become law, it may affect the financial performance of our Australian operations from the effective date forward.
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
     Liquidity. As of September 30, 2010, we had available liquidity of $2.8 billion, consisting of cash on hand and availability under our revolving credit facility and our accounts receivable securitization program. We currently expect that our cash flow from operations and available liquidity will be sufficient to meet our anticipated capital requirements during the next 12 months and for the foreseeable future, as described below in ‘Capital Requirements.’

     Credit Facility. On June 18, 2010, we entered into an unsecured credit agreement (Credit Agreement) which established a $2.0 billion Credit Facility and replaced our third amended and restated credit agreement dated as of September 15, 2006. The Credit Agreement provides for a $1.5 billion revolving credit facility (the Revolver) and a $500.0 million term loan facility (the Term Loan). We have the option to request an increase in the capacity of the Credit Facility, provided the aggregate increase for the Revolver and Term Loan does not exceed $250.0 million and the minimum amount of the increase is $25.0 million, assuming conditions are met under the Credit Agreement. The Revolver also includes a swingline sub-facility where up to $50.0 million is available for same-day borrowings. The Revolver commitments and the Term Loan under the Credit Facility will mature on June 18, 2015.
     The Revolver replaced our previous $1.8 billion revolving credit facility and the Term Loan replaced our previous term loan facility (the previous term loan had a balance of $490.3 million at the time of replacement and at December 31, 2009). In the second quarter of 2010, we recorded $21.9 million in deferred financing costs which are being amortized to interest expense over the five year term of the Credit Facility. Also during the second quarter of 2010, we incurred refinancing charges of $9.3 million, which is classified as interest expense in the unaudited condensed consolidated statements of operations.
     See Note 7 to our unaudited condensed consolidated financial statements for additional information on the new Credit Facility.
     As of September 30, 2010, there were no borrowings outstanding under the Revolver. However, we had approximately $240.7 million of outstanding letters of credit as of September 30, 2010, which effectively reduced our borrowing capacity under the Revolver by the same amount.
     Senior Notes. On August 25, 2010, we completed a $650.0 million offering of 6.5% 10-year Senior Notes due September 2020 (the Notes). The Notes are senior unsecured obligations and rank senior in right of payment to any subordinated indebtedness; equally in right of payment with any senior indebtedness; effectively junior in right of payment to our future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and effectively junior to all the indebtedness and other liabilities of our subsidiaries that do not guarantee the Notes. Interest payments are scheduled to occur on March 15 and September 15 of each year, commencing on March 15, 2011.
     The Notes are jointly and severally guaranteed by nearly all of our domestic subsidiaries, as defined in the note indenture. The note indenture contains covenants that, among other things, limit our ability to create liens and enter into sale and lease-back transactions. The Notes are redeemable at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus a make-whole premium and any accrued unpaid interest to the redemption date.
     We used the net proceeds from the issuance of the Notes, after deducting underwriting discounts and expenses, and cash on hand, to extinguish our previously outstanding $650.0 million aggregate principal 6.875% Senior Notes formerly due in March 2013 (the 2013 Notes). All of the 2013 Notes were either tendered or redeemed as of September 30, 2010. We recognized debt extinguishment costs of $8.4 million, which is classified as interest expense in the unaudited condensed consolidated statements of operations. The issuance of the Notes and the extinguishment of the 2013 Notes allowed us to lengthen the maturity of our senior indebtedness and lower the coupon rate.
     See Note 7 to our unaudited condensed consolidated financial statements for additional information on the Notes.

     Total Indebtedness. Our total indebtedness as of September 30, 2010 and December 31, 2009, consisted of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in millions)
Term Loan	$500.0	$490.3
6.875% Senior Notes due March 2013	—	650.0
5.875% Senior Notes due March 2016	218.1	218.1
7.375% Senior Notes due November 2016	650.0	650.0
6.5% Senior Notes due September 2020	650.0	—
7.875% Senior Notes due November 2026	247.2	247.1
6.34% Series B Bonds due December 2014	15.0	15.0
6.84% Series C Bonds due December 2016	33.0	33.0
Convertible Junior Subordinated Debentures due 2066	372.8	371.5
Capital lease obligations	66.6	67.5
Fair value hedge adjustment	2.4	8.4
Other	1.0	1.4

Total	$2,756.1	$2,752.3

     Capital Requirements
     Our primary uses of cash include our cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs (interest and principal), lease obligations, take or pay obligations and costs related to past mining obligations. Future dividends and share repurchases, among other restricted items, are subject to limitations imposed in the covenants of certain of our debt instruments. We generally fund our capital expenditure requirements with cash generated from operations.
     The following are updates of our uses of cash disclosures to our Annual Report on Form 10-K for the year ended December 31, 2009.
     Capital Expenditures. Capital expenditures for 2010 are anticipated to be between $600 million to $650 million. The planned expenditures include the completion of our Bear Run Mine, sustaining capital at our existing mines, expansion of our metallurgical and thermal coal export platform in Australia to serve the growth markets in Asia and funding of our Prairie State investment.
     Pension Contributions. During the nine months ended September 30, 2010, we made discretionary contributions of approximately $22 million. We expect to make discretionary contributions of approximately $3 million during the fourth quarter of 2010, and are evaluating the potential for additional contributions by year end. Total minimum and discretionary contributions in 2010 are currently expected to be approximately $28 million.
     Share Repurchase Program. At September 30, 2010, our available capacity for share repurchases was $700.4 million, and our Chairman and Chief Executive Officer has authority to direct us to repurchase up to $100 million of our common stock outside the share repurchase program. While no such share repurchases have been made in 2010, repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options.
     NCIG. Financing for phase one of stage two of construction closed in the third quarter of 2010 with us providing our pro-rata share of funding of $59.7 million Australian dollars ($54.8 million U.S. dollars). NCIG may further expand the coal transloading facility’s capacity which could require us to fund our pro-rata share in a similar manner.

     Prairie State Energy Campus (Prairie State). A subsidiary of ours owns a 5.06% undivided interest in Prairie State, a 1,600 megawatt coal-fuel electricity generation project currently under construction. We spent $52.5 million during the nine months ended September 30, 2010 representing our 5.06% share of the construction costs. Included in “Investments and other assets” in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, are costs of $179.1 million and $126.6 million, respectively. Our share of total construction costs for Prairie State is expected to be approximately $250 million.
     GreenGen. We are an equity partner in GreenGen, a partnership to fund the construction in China of a near-zero emissions coal-fueled power plant with carbon capture and storage. During the nine months ended September 30, 2010, we spent $3.1 million representing our 6.0% share of the construction costs, which is reflected as capitalized development costs as part of “Investments and other assets” in the condensed consolidated balance sheet. There were no expenditures for GreenGen for 2009. Our share of total construction costs for GreenGen is expected to be approximately $60 million U.S. dollars.
     Dividends. We paid quarterly dividends of $0.07 per share for the first three quarters of 2010. In October 2010, our Board of Directors approved a 21 percent increase in the regularly quarterly dividend to $0.085 per share of common stock. The increased dividend is payable on November 26, 2010 to stockholders of record on November 4, 2010.
Historical Cash Flows

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2009	$	%
		(Dollars in millions)
Net cash provided by operating activities	$883.8	$667.3	$216.5	32.4%
Net cash used in investing activities	(423.3)	(276.5)	(146.8)	53.1%
Net cash used in financing activities	(81.8)	(49.7)	(32.1)	64.6%
     Operating Activities. The increase compared to the prior year was driven by the following:
•	Increased operating cash flows generated from our Australian Mining operations driven by higher volumes and pricing; and

•	Decreased cash usage for accounts payable and accrued expenses driven in part by the higher foreign income tax payments in 2009 that were associated with 2008 earnings; partially offset by

•	Reduced borrowings under our accounts receivable securitization program in the current year.
     Investing Activities. The increase compared to the prior year was driven by the following:
•	Higher current year capital spending of $147.4 million related primarily to our Bear Run Mine;

•	Current year net cash outflows related to our pro-rata share of funding for the NCIG coal transloading facility; and

•	The collection of a note receivable of $30.0 million in the prior year; partially offset by

•	Federal coal lease expenditures of $123.6 million in the prior year.
     Financing Activities. The increase compared to the prior year was primarily due to the payment of debt issuance costs of $32.2 million in the current year related to our Credit Facility refinancing and the offering of the Notes. The $1,150.0 million of proceeds from long-term debt include $500.0 million from the Term Loan and $650.0 million from the issuance of the Notes. These proceeds were used to pay off the $490.3 million balance due on our previous term loan facility and the previously outstanding $650.0 million 2013 Notes.

Contractual Obligations
     As discussed above in “Liquidity and Capital Resources” and in Note 7 to our unaudited condensed consolidated financial statements, we entered into a new Credit Facility during the second quarter of 2010, which had the following material changes to our contractual obligations:
•	We repaid the then outstanding balance of $490.3 million on our previous term loan facility, which was due in September 2011;

•	Our new Term Loan, with an initial principal balance of $500.0 million, will be repaid quarterly at a rate of 1.25% per quarter commencing on December 31, 2010 ($25.0 million for the next 12 months), with the final payment of $387.5 million due in June 2015; and

•	Based on the September 30, 2010 interest rate of LIBOR plus 2.5%, or 2.76%, total interest payments over the five-year period will be approximately $63 million for the Credit Facility.
     Also, as discussed above in “Liquidity and Capital Resources” and in Note 7 to our unaudited condensed consolidated financial statements, we completed the Notes offering during the third quarter of 2010, which had the following material changes to our contractual obligations:
•	We extinguished our previously outstanding $650.0 million aggregate principal 2013 Notes formerly due in March 2013 and issued the Notes, under which we now have $650.0 million aggregate principal due September 2020; and

•	Semiannual interest payments on the Notes are scheduled to commence on March 15, 2011.
     There were no other significant changes to our contractual obligations since December 31, 2009.
Off-Balance Sheet Arrangements
     In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications, financial instruments with off-balance sheet risk, such as bank letters of credit, bank guarantees and performance or surety bonds and our accounts receivable securitization. Assets and liabilities related to these arrangements are not reflected in our condensed consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.
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
     The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the nine months ended September 30, 2010, we received total consideration of $3,381.9 million related to accounts receivable sold under the securitization program, including $1,517.3 million of cash up front from the sale of the receivables, an additional $1,650.8 million of cash upon the collection of the underlying receivables, and $213.8 million that had not been collected at September 30, 2010 and was recorded at fair value which approximates carrying value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $100 million at September 30, 2010 and $254.6 million at December 31, 2009.

     The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as operating activity because both the cash received from the Conduits upon sale of receivables as well as the cash received from the Conduits upon the ultimate collection of receivables are not subject to significantly different risks given the short-term nature of our trade receivables. We recorded expense associated with securitization transactions of $0.6 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively, and $1.8 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively.
     Other Off-Balance Sheet Arrangements. In 2010, we added standalone credit facilities with multiple banks to allow us to obtain letters of credit and bank guarantees in support of the operations of certain offices outside the U.S. As of September 30, 2010, the total capacity under these facilities, both committed and uncommitted, was approximately $311 million, of which approximately $126 million was utilized (based on the U.S. dollar exchange rate at September 30, 2010).
     There were no other material changes to our off-balance sheet arrangements during the three months ended September 30, 2010. See Note 14 to our unaudited condensed consolidated financial statements for a discussion of our guarantees. Our off-balance sheet arrangements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. Our critical accounting policies remained unchanged at September 30, 2010. The following provides additional information about Level 3 fair value measurements.
   Level 3 Fair Value Measurements. In accordance with the “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board Accounting Standards Codification, we evaluate the quality and reliability of the assumptions and data used to measure fair value in the three level hierarchy, Levels 1, 2 and 3. Commodity swaps and options and physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements, with limited price availability were classified in Level 3. Indicators of less liquid markets are those with periods of low trade activity or when broker quotes reflect wide pricing spreads. Generally, these instruments or contracts are valued using internally generated models that include forward pricing curve quotes from one to three reputable brokers. Our valuation techniques also include basis adjustments for heat rate, sulfur and ash content, port and freight costs, and credit and nonperformance risk. We validate our valuation inputs with third-party information and settlement prices from other sources where available. We also consider credit and nonperformance risk in the fair value measurement by analyzing the counterparty’s exposure balance, credit rating and average default rate, net of any counterparty credit enhancements (e.g., collateral), as well as our own credit rating for financial derivative liabilities.
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

     Our Level 3 net financial assets represented 2.7% and 5.0% of our total net financial assets as of September 30, 2010 and December 31, 2009, respectively. See Note 12 to our unaudited condensed consolidated financial statements for additional information regarding fair value measurements.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
     See Note 2 to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Except as noted below, there have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2009.
     In 2010, we modified our value at risk (VaR) methodology to be in line with our global trading strategy. The previous methodology used an additive approach whereby the domestic portfolio and the international portfolio were calculated separately and then added together to arrive at our total global VaR. The new methodology explicitly considers correlation measures between the domestic and the international portfolios to consolidate our total global VaR. The high, low and average VaR for the year ended December 31, 2009 and nine months ended September 30, 2010 under the previous methodology and the high, low and average VaR for the nine months ended September 30, 2010 under the new methodology are set forth in the table below:

		(Dollars in millions)
	Low	High	Average
Year ended December 31, 2009 - Previous Methodology	$2.7	$15.9	$8.7
Nine months ended September 30, 2010 - Previous Methodology	4.5	13.0	7.4
Nine months ended September 30, 2010 - New Methodology	3.4	11.1	5.9
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010, and have concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Our Board of Directors has authorized a share repurchase program of up to $1 billion of the then outstanding shares of our common stock. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. Our Chairman and Chief Executive Officer also has the authority to direct us to repurchase up to $100 million of our common stock outside the share repurchase program. The repurchase program does not have an expiration date and may be discontinued at any time. Through September 30, 2010, we have made repurchases of 7.7 million shares at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the program.

				Maximum Dollar
				Value that May
			Total Number of	Yet Be Used to
	Total		Shares Purchased	Repurchase Shares
	Number of	Average	as Part of Publicly	Under the Publicly
	Shares	Price per	Announced	Announced Program
Period	Purchased(1)	Share	Program	(In Millions)
July 1 through July 31, 2010	—	$—	—	$700.4
August 1 through August 31, 2010	—	—	—	700.4
September 1 through September 30, 2010	8,379	47.24	—	700.4

Total	8,379	$47.24	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock, which are not part of the share repurchase program.
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
     In the second and third quarters of 2010, we voluntarily idled our mines for one day to allow for interactive safety discussions with our employees, local and federal agency representatives and management, and to provide additional comprehensive training on accident prevention, violation awareness and reduction and emergency preparedness.
     In October 2010, the U.S. Department of Labor awarded Peabody’s Farmersburg Mine with the 2009 Sentinels of Safety Award as the nation’s safest large surface coal mine.

     Through our safety tracking system, one of the ways we monitor safety performance is by incidence rate. We compute the incidence rate as the number of injuries (MSHA injury degree code 1 to 6) divided into employee hours worked, multiplied by 200,000 hours. Our incidence rate excludes the injuries and hours associated with office workers. The following table reflects our incidence rates.

	Nine months ended
	September 30,
	2010	2009
U.S.	2.07	1.98

Australia	4.40	4.50

Total Peabody Energy Corporation	2.89	2.81

     For the U.S., the comparable MSHA incidence rate is from MSHA’s Mine Injury and Worktime Operators report and represents the all incidence rate for all U.S. coal mines, excluding the impact of office workers (“All Incidence Rate”). As of November 3, 2010, MSHA’s Mine Injury and Worktime Operators for the nine months ended September 30, 2010 had not been published. For 2009, MSHA no longer makes publicly available the All Incidence Rate for the nine months ended September 30, 2009. As such, the All Incidence Rate for full year 2009 was 4.14.
     We monitor MSHA compliance using violations per inspection day (in the U.S. only). We measure one inspection day for each visit to one of our mines by a MSHA inspector. For the nine months ended September 30, 2010 and 2009, our U.S. violations per inspection day were 1.29 and 1.59, respectively.
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
     Mine Safety Information. Whenever MSHA believes that a violation of the Mine Act, any health or safety standard, or any regulation has occurred, it may issue a citation which describes the violation and fixes a time within which the operator must abate the violation. In some situations, such as when MSHA believes that conditions pose a hazard to miners, MSHA may issue an order removing miners from the area of the mine affected by the condition until hazards are corrected. Whenever MSHA issues a citation or order, it generally proposes a civil penalty, or fine, as a result of the violation, that the operator is ordered to pay. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed. The number of citations, orders and proposed assessments vary depending on the size and type (underground or surface) of the mine as well as by the MSHA inspector(s) assigned to that mine. Since MSHA is a branch of the U.S. Department of Labor, its jurisdiction only applies to our U.S. mines. While our Australian mines are not required to report safety information to MSHA, in 2008 we modified our injury reporting processes such that our Australian operations began capturing safety data using the same criteria as that of our U.S. operations. However, MSHA information related to issued citations, orders and proposed assessments is not applicable to our Australian mines.
     The table that follows reflects citations and orders issued to us by MSHA during the three months ended September 30, 2010, as reflected in our safety tracking system. Due to timing and other factors, our data may not agree with the mine data retrieval system maintained by MSHA. The proposed assessments for the three months ended September 30, 2010 were taken from the MSHA system as of November 3, 2010.
     Additional information follows about MSHA references used in the table.

•	Section 104 Citations: The total number of violations received from MSHA under section 104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

•	Section 104(b) Orders: The total number of orders issued by MSHA under section 104(b) of the Mine Act, which represents a failure to abate a citation under section 104(a) within the period of time prescribed by MSHA. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines that the violation has been abated.

•	Section 104(d) Citations and Orders: The total number of citations and orders issued by MSHA under section 104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

•	Section 110(b)(2) Violations: The total number of flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act.

•	Section 107(a) Orders: The total number of orders issued by MSHA under section 107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.
Three Months Ended September 30, 2010

			Section			($)
	Section	Section	104(d)	Section	Section	Proposed
	104	104(b)	Citations and	110(b)(2)	107(a)	MSHA
Mine (1)	Citations	Orders	Orders	Violations	Orders	Assessments	Fatalities
Western U.S. Mining						(in thousands)
Caballo	6	—	—	—	—	4.3	—
El Segundo	9	—	—	—	—	—	—
Kayenta	12	—	—	—	1	11.5	—
Lee Ranch	14	—	—	—	—	26.4	—
North Antelope Rochelle	9	—	—	—	—	1.4	—
Rawhide	3	—	—	—	1	—	—
Twentymile (Foidel Creek)	90	—	—	—	—	58.6	—
Midwestern U.S. Mining
Air Quality	163	—	2	—	—	74.0	—
Bear Run	—	—	—	—	—	—	—
Cottage Grove (Wildcat Hills-Cottage Grove Pit)	4	—	—	—	—	1.0	—
Farmersburg	9	—	—	—	—	15.2	—
Francisco Underground	157	1	3	—	—	169.4	—
Francisco Surface (2)	5	—	—	—	—	5.5	—
Gateway	181	—	1	—	—	152.1	—
Midwest Repair Facility (Columbia Maintenance Services)	—	—	—	—	—	—	—
Somerville Central	4	—	—	—	—	38.3	—
Somerville North	—	—	—	—	—	—	—
Somerville South	—	—	—	—	—	—	—
Viking (Viking-Corning and Knot Pit)	—	—	—	—	—	—	—
Wildcat Hills Underground	68	—	—	—	—	14.5	—
Willow Lake (Willow Lake Portal and Central Preparation Plant)	317	1	10	—	—	529.5	1

(1)	The definition of mine under section 3 of the Mine Act includes the mine, as well as other items used in, or to be used in, or resulting from, the work of extracting coal, such as land, structures, facilities, equipment, machines, tools, and coal preparation facilities. Unless otherwise indicated, any of these other items associated with a single mine have been aggregated in the totals for that mine. Also, there are instances where the mine name per the MSHA system differs from the mine name utilized by us. Where applicable, we have parenthetically listed the name(s) of the mine per the MSHA system.

(2)	The Francisco Surface Mine was closed in the fourth quarter of 2009.
     Pattern or Potential Pattern of Violations. During the three months ended September 30, 2010, none of the mines operated by us received written notice from MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under section 104(e) of the Mine Act or (b) the potential to have such a pattern.

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
•	Contests of Citations and Orders — A contest proceeding may be filed with the Commission by operators, miners or miners’ representatives to challenge the issuance of a citation or order issued by MSHA.

•	Contests of Proposed Penalties (Petitions for Assessment of Penalties) — A contest of a proposed penalty is an administrative proceeding before the Commission challenging a civil penalty that MSHA has proposed for the violation contained in a citation or order.

•	Complaints for Compensation — A complaint for compensation may be filed with the Commission by miners entitled to compensation when a mine is closed by certain withdrawal orders issued by MSHA. The purpose of the proceeding is to determine the amount of compensation, if any, due miners idled by the orders.

•	Complaints of Discharge, Discrimination or Interference — A discrimination proceeding is a case that involves a miner’s allegation that he or she has suffered a wrong by the operator because he or she engaged in some type of activity protected under the Mine Act, such as making a safety complaint.

•	Temporary Reinstatement Proceedings — Temporary reinstatement proceedings involve cases in which a miner has filed a complaint with MSHA stating he or she has suffered discrimination and the miner has lost his or her position.

•	Emergency Response Plan (ERP) Dispute Proceedings — ERP dispute proceedings are cases brought before the Commission when an operator is issued a citation because it has not agreed to include a certain provision in its ERP.

     The table that follows presents information by mine regarding pending legal actions before the Commission at September 30, 2010. Each legal action is assigned a docket number by the Commission and may have as its subject matter one or more citations, orders, penalties or complaints.

Legal
Mine (1)	Actions
Western U.S. Mining
Caballo	1
El Segundo	—
Kayenta	5
Lee Ranch	—
North Antelope Rochelle	12
Rawhide	—
Twentymile (Foidel Creek)	40
Midwestern U.S. Mining
Air Quality	20
Bear Run	—
Cottage Grove (Wildcat Hills-Cottage Grove Pit)	—
Farmersburg	—
Francisco Underground	4
Francisco Surface (2)	1
Gateway	3
Midwest Repair Facility (Columbia Maintenance Services)	—
Somerville Central	2
Somerville North	—
Somerville South	—
Viking (Viking-Corning and Knot Pit)	—
Wildcat Hills Underground	1
Willow Lake (Willow Lake Portal and Central Preparation Plant)	26

(1)	The definition of mine under section 3 of the Mine Act includes the mine, as well as other items used in, or to be used in, or resulting from, the work of extracting coal, such as land, structures, facilities, equipment, machines, tools, and coal preparation facilities. Unless otherwise indicated, any of these other items associated with a single mine have been aggregated in the totals for that mine. Also, there are instances where the mine name per the MSHA system differs from the mine name utilized by us. Where applicable, we have parenthetically listed the name(s) of the mine per the MSHA system.

(2)	The Francisco Surface Mine was closed in the fourth quarter of 2009.
Item 6. Exhibits.
     See Exhibit Index at page 57 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date: November 5, 2010	By:	/s/ MICHAEL C. CREWS
Michael C. Crews
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2008).

4.1	Thirty-Third Supplemental Indenture dated as of August 25, 2010 among Peabody Energy Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, relating to the 6.500% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 27, 2010).

10.1*	Third Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of September 16, 2010, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Related Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank.

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Financial Officer.

101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2010 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.

**	Submitted herewith.