Form 10-Q
period 2011-03-31
PEABODY ENERGY CORP
filed 2011-05-06
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 270,736,666 shares of common stock with a par value of $0.01 per share outstanding at April 29, 2011.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions, except per share data)
Revenues
Sales	$1,613.7	$1,385.1
Other revenues	131.2	130.5

Total revenues	1,744.9	1,515.6

Costs and expenses
Operating costs and expenses	1,268.1	1,108.7
Depreciation, depletion and amortization	108.8	105.5
Asset retirement obligation expense	13.1	9.5
Selling and administrative expenses	61.6	55.4
Other operating (income) loss:
Net gain on disposal or exchange of assets	(4.0)	(7.3)
Loss from equity affiliates	3.0	1.6

Operating profit	294.3	242.2
Interest expense	51.0	50.0
Interest income	(4.1)	(1.0)

Income from continuing operations before income taxes	247.4	193.2
Income tax provision	67.8	56.1

Income from continuing operations, net of income taxes	179.6	137.1
Loss from discontinued operations, net of income taxes	(0.9)	(0.4)

Net income	178.7	136.7
Less: Net income attributable to noncontrolling interests	2.2	3.0

Net income attributable to common stockholders	$176.5	$133.7

Income From Continuing Operations
Basic earnings per share	$0.66	$0.50

Diluted earnings per share	$0.65	$0.50

Net Income Attributable to Common Stockholders
Basic earnings per share	$0.66	$0.50

Diluted earnings per share	$0.65	$0.50

Dividends declared per share	$0.085	$0.070

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
	(Amounts in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,273.2	$1,295.2
Short-term investments	100.0	—
Accounts receivable, net of allowance for doubtful accounts of $28.2 at March 31, 2011 and $30.3 at December 31, 2010	476.4	558.2
Inventories	362.8	332.9
Assets from coal trading activities, net	166.2	192.5
Deferred income taxes	114.7	120.4
Other current assets	552.9	459.0

Total current assets	3,046.2	2,958.2
Property, plant, equipment and mine development
Land and coal interests	7,687.5	7,657.0
Buildings and improvements	1,086.5	1,079.8
Machinery and equipment	1,731.6	1,699.3
Less: accumulated depreciation, depletion and amortization	(3,084.1)	(3,010.0)

Property, plant, equipment and mine development, net	7,421.5	7,426.1
Investments and other assets	1,056.2	978.8

Total assets	$11,523.9	$11,363.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$261.5	$43.2
Liabilities from coal trading activities, net	157.4	181.7
Accounts payable and accrued expenses	1,225.8	1,288.8

Total current liabilities	1,644.7	1,513.7

Long-term debt, less current maturities	2,478.9	2,706.8
Deferred income taxes	578.2	539.8
Asset retirement obligations	508.6	501.3
Accrued postretirement benefit costs	965.6	963.9
Other noncurrent liabilities	456.1	448.3

Total liabilities	6,632.1	6,673.8

Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2011 or December 31, 2010	—	—

Series A Junior Participating Preferred Stock — 1,500,000 shares authorized, no shares issued or outstanding as of March 31, 2011 or December 31, 2010	—	—

Perpetual Preferred Stock — 800,000 shares authorized, no shares issued or outstanding as of March 31, 2011 or December 31, 2010	—	—

Series Common Stock — $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of March 31, 2011 or December 31, 2010	—	—

Common Stock — $0.01 per share par value; 800,000,000 shares authorized, 279,825,706 shares issued and 270,677,543 shares outstanding as of March 31, 2011 and 279,149,028 shares issued and 270,236,256 shares outstanding as of December 31, 2010	2.8	2.8

Additional paid-in capital	2,204.8	2,182.0
Retained earnings	3,031.9	2,878.4
Accumulated other comprehensive loss	(20.9)	(67.9)
Treasury shares, at cost: 9,148,163 shares as of March 31, 2011 and 8,912,772 shares as of December 31, 2010	(349.7)	(334.6)

Peabody Energy Corporation’s stockholders’ equity	4,868.9	4,660.7
Noncontrolling interests	22.9	28.6

Total stockholders’ equity	4,891.8	4,689.3

Total liabilities and stockholders’ equity	$11,523.9	$11,363.1

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$178.7	$136.7
Loss from discontinued operations, net of income taxes	0.9	0.4

Income from continuing operations, net of income taxes	179.6	137.1
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	108.8	105.5
Deferred income taxes	23.4	49.8
Share-based compensation	10.9	11.4
Net gain on disposal or exchange of assets	(4.0)	(7.3)
Loss from equity affiliates	3.0	1.6
Changes in current assets and liabilities:
Accounts receivable	82.4	(25.1)
Change in receivable from accounts receivable securitization program	—	23.1
Inventories	(30.0)	(18.1)
Net assets from coal trading activities	(72.8)	(6.2)
Other current assets	(8.7)	4.1
Accounts payable and accrued expenses	(91.4)	(84.7)
Asset retirement obligations	7.5	6.7
Workers’compensation obligations	7.1	2.5
Accrued postretirement benefit costs	6.3	5.4
Contributions to pension plans	(0.4)	(16.5)
Other, net	(0.9)	(10.9)

Net cash provided by continuing operations	220.8	178.4
Net cash used in discontinued operations	(0.2)	(6.6)

Net cash provided by operating activities	220.6	171.8

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(107.2)	(88.4)
Investment in Prairie State Energy Campus	(8.9)	(12.2)
Proceeds from disposal of assets	5.5	4.4
Investments in equity affiliates and joint ventures	(1.1)	(15.7)
Proceeds from sale of debt securities	15.5	—
Purchases of debt securities	(14.6)	—
Purchases of short-term investments	(100.0)	—
Other, net	(0.4)	(0.8)

Net cash used in investing activities	(211.2)	(112.7)

Cash Flows From Financing Activities
Payments of long-term debt	(10.0)	(2.6)
Dividends paid	(23.0)	(18.8)
Repurchase of employee common stock relinquished for tax with holding	(15.1)	(7.8)
Excess tax benefits related to share-based compensation	4.9	—
Proceeds from stock options exercised	4.0	2.0
Other, net	7.8	4.7

Net cash used in financing activities	(31.4)	(22.5)

Net change in cash and cash equivalents	(22.0)	36.6
Cash and cash equivalents at beginning of period	1,295.2	988.8

Cash and cash equivalents at end of period	$1,273.2	$1,025.4

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation’s Stockholders’ Equity
		Additional			Accumulated		Total
		Paid-in		Retained	Other Comprehensive	Noncontrolling	Stockholders’
	Common Stock	Capital	Treasury Stock	Earnings	Loss	Interests	Equity
	(Dollars in millions)
December 31, 2010	$2.8	$2,182.0	$(334.6)	$2,878.4	$(67.9)	$28.6	$4,689.3

Comprehensive income:
Net income	—	—	—	176.5	—	2.2	178.7
Unrealized gains on available-for-sale securities, net of income taxes	—	—	—	—	1.0	—	1.0
Increase in fair value of cash flow hedges (net of $34.3 tax provision)	—	—	—	—	32.5	—	32.5
Postretirement plans and workers’ compensation obligations (net of $0.2 tax benefit)	—	—	—	—	13.5	—	13.5

Comprehensive income				176.5	47.0	2.2	225.7

Dividends paid	—	—	—	(23.0)	—	—	(23.0)
Share-based compensation	—	10.9	—	—	—	—	10.9
Excess tax benefits related to share-based compensation	—	4.9	—	—	—	—	4.9
Stock options exercised	—	4.0	—	—	—	—	4.0
Employee stock purchases	—	3.0	—	—	—	—	3.0
Repurchase of employee common stock relinquished for tax withholding	—	—	(15.1)	—	—	—	(15.1)
Distributions to noncontrolling interests	—	—	—	—	—	(7.9)	(7.9)

March 31, 2011	$2.8	$2,204.8	$(349.7)	$3,031.9	$(20.9)	$22.9	$4,891.8

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
     The accompanying condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2010 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2011.
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
(2) Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
     In December 2010, the Financial Accounting Standards Board (FASB) issued an update to guidance on accounting for business combinations that clarified a public entity’s disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. The new guidance, which became effective on January 1, 2011, requires that if comparative statements are presented, the public entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also requires the supplemental pro forma disclosures to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance, should it become applicable, will impact the Company’s disclosures but it will not impact the Company’s results of operations, financial condition or cash flows.
     In January 2010, the FASB issued accounting guidance that requires new fair value disclosures, including disclosures about significant transfers into and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, the guidance requires new disclosures regarding activity in Level 3 fair value measurements, including a gross basis reconciliation. The new disclosure requirements became effective for interim and annual periods beginning January 1, 2010, except for the disclosure of activity within Level 3 fair value measurements, which became effective January 1, 2011. While the adoption of the guidance had an impact on the Company’s disclosures, it did not affect the Company’s results of operations, financial condition or cash flows.
(3) Investments
     The Company’s short-term investments are defined as those investments with original maturities of greater than three months, but less than one year, and long-term investments are defined as those investments with original maturities greater than one year. Short-term investments consist of time deposits with highly-rated financial institutions, while the long-term portfolio primarily consists of investments in debt securities.
     The Company classifies its investments as either held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation periodically. Investments are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Interest earned on the time deposits is reported as “Interest income” in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Investments in securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. Realized gains and losses, determined on a specific identification method, are included in “Interest income” in the unaudited condensed consolidated statements of operations.
     Investments in available-for-sale and held-to-maturity securities at March 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale securities	Cost	Gains	Losses	Fair Value
	(Dollars in millions)
Current:
Federal government securities	$2.2	$—	$—	$2.2
U.S. corporate bonds	3.9	—	—	3.9

Noncurrent:
Federal government securities	16.0	—	0.1	15.9
U.S. corporate bonds	10.3	—	—	10.3

Total	$32.4	$—	$0.1	$32.3

		Gross	Gross
	Amortized	Unrealized	Unrealized
Held-to-maturity securities	Cost	Gains	Losses	Fair Value
(Dollars in millions)
Time deposits	$100.0	$—	$—	$100.0

     Investments in available-for-sale securities at December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale securities	Cost	Gains	Losses	Fair Value
	(Dollars in millions)
Current:
Federal government securities	$0.5	$—	$—	$0.5
U.S. corporate bonds	1.9	—	—	1.9

Noncurrent:
Federal government securities	9.2	—	—	9.2
U.S. corporate bonds	6.3	—	—	6.3

Total	$17.9	$—	$—	$17.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Contractual maturities for available-for-sale investments at March 31, 2011 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$6.1	$6.1
Due in one to five years	26.3	26.2

Total	$32.4	$32.3

     Contractual maturities for held-to-maturity investments were all less than one year at March 31, 2011.
     The Company did not sell any of its long-term investments described above during the three months ended March 31, 2011 and, thus, had no proceeds, realized gains or realized losses related to these securities.
     In addition to the securities described above, the Company holds investments in debt and equity securities related to the Company’s pro-rata share of funding in the Newcastle Coal Infrastructure Group (NCIG). The debt securities are recorded at cost, which approximates fair value, in Australian dollars adjusted for changes in the U.S. dollar to Australian dollar exchange rates. The equity securities are recorded at cost, which approximates fair value. During the three months ended March 31, 2011, the Company sold $15.5 million of the debt securities related to NCIG.
     The Company did not recognize any other than temporary losses on any of its investments during the three months ended March 31, 2011.
(4) Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in millions)
Materials and supplies	$101.3	$97.1
Raw coal	58.6	55.4
Saleable coal	202.9	180.4

Total	$362.8	$332.9

(5) Derivatives and Fair Value Measurements
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against changes in the fair value of the fixed rate debt that result from market interest rate changes. From time to time, the interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of March 31, 2011, the Company had no interest rate swaps in place.
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
     Diesel Fuel and Explosives Hedges. The Company is exposed to commodity price risk associated with diesel fuel and explosives in the United States (U.S.) and Australia. This risk is managed through the use of cost pass-through contracts and derivatives, primarily swaps. The Company has generally designated the swap contracts as cash flow hedges, with the objective of reducing the variability of cash flows associated with the forecasted purchase of diesel fuel and explosives. In Australia, the explosives costs and a portion of the diesel fuel costs are not hedged as they are usually included in the fees paid to the Company’s contract miners.
     Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at March 31, 2011:

	Notional Amount by Year of Maturity
							2016 and
	Total	2011	2012	2013	2014	2015	thereafter
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,033.7	$1,139.9	$1,402.7	$1,022.6	$468.5	$—	$—

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	179.2	67.1	76.2	35.9	—	—	—
U.S. explosives hedge contracts (million MMBtu)	6.5	2.6	2.7	1.2	—	—	—

	Account Classification by
	Cash Flow	Fair Value	Economic	Fair Value Asset
	Hedge	Hedge	Hedge	(Liability)
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,033.7	$—	$—	$687.2

Commodity Contracts
Diesel fuel hedge contracts (million gallons)	179.2	—	—	$133.5
U.S. explosives hedge contracts (million MMBtu)	6.5	—	—	$(0.1)

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
     The Company’s derivative positions relating to foreign currency expenditures contain a small measure of ineffectiveness due to timing differences between the hedge settlement and the purchase transaction, which could differ by less than a day and up to a maximum of 30 days.
     The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-trading hedges during the three months ended March 31, 2011 and 2010:

		Three Months Ended March 31, 2011
				Gain reclassified	Gain (loss)
		Loss recognized in	Gain recognized in	from other	reclassified from
		income on non-	other comprehensive	comprehensive	other comprehensive
	Income Statement Classification	designated	income on derivative	income into income	income into income
Financial Instrument	Gains (Losses) — Realized	derivatives	(effective portion)	(effective portion)	(ineffective portion)
			(Dollars in millions)
Diesel fuel hedge contracts:
— Cash flow hedges	Operating costs and expenses	$—	$98.9	$8.1	$2.4
Explosives cash flow hedge contracts:
— Cash flow hedges	Operating costs and expenses	—	0.1	—	(0.1)
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	119.8	72.7	—

Total		$—	$218.8	$80.8	$2.3

		Three Months Ended March 31, 2010
			Gain (loss)	Gain (loss)	Gain reclassified
		Loss recognized in	recognized in other	reclassified from	from other
		income on non-	comprehensive	other comprehensive	comprehensive
	Income Statement Classification	designated	income on derivative	income into income	income into income
Financial Instrument	Gains (Losses) — Realized	derivatives	(effective portion)	(effective portion)	(ineffective portion)
			(Dollars in millions)
Interest rate swaps:
— Cash flow hedges	Interest Expense	$—	$0.9	$(1.2)	$—
Diesel fuel hedge contracts:
— Cash flow hedges	Operating costs and expenses	—	8.4	(7.1)	1.0
Explosives cash flow hedge contracts:
— Cash flow hedges	Operating costs and expenses	—	(3.8)	(2.3)	—
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	82.0	38.8	—

Total		$—	$87.5	$28.2	$1.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Based on the net fair value of the Company’s non-coal trading positions held in “Accumulated other comprehensive loss” at March 31, 2011, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months associated with the Company’s foreign currency and diesel fuel hedge programs are expected to be approximately $319 million and $65 million, respectively. The unrealized gains to be realized under the explosives hedge program are expected to be less than $1 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the realized transactions in the condensed consolidated statements of operations.
     The classification and amount of derivatives presented on a gross basis as of March 31, 2011 and December 31, 2010 are as follows:

	Fair Value as of March 31, 2011
	Current	Noncurrent	Current	Noncurrent
Financial Instrument	Assets	Assets	Liabilities	Liabilities
		(Dollars in millions)
Diesel fuel cash flow hedge contracts	$69.5	$68.7	$4.7	$—
Explosives cash flow hedge contracts	0.4	0.1	0.1	0.5
Foreign currency cash flow hedge contracts	319.0	368.2	—	—

Total	$388.9	$437.0	$4.8	$0.5

	Fair Value as of December 31, 2010
	Current	Noncurrent	Current	Noncurrent
Financial Instrument	Assets	Assets	Liabilities	Liabilities
		(Dollars in millions)
Diesel fuel cash flow hedge contracts	$25.3	$26.9	$11.9	$—
Explosives cash flow hedge contracts	0.5	0.1	0.1	0.6
Foreign currency cash flow hedge contracts	273.5	366.6	—	—

Total	$299.3	$393.6	$12.0	$0.6

     After netting by counterparty where permitted, the fair values of the respective derivatives are reflected in “Other current assets,” “Investments and other assets,” “Accounts payable and accrued expenses” and “Other noncurrent liabilities” in the condensed consolidated balance sheets.
     See Note 6 for information related to the Company’s coal trading activities and the instruments that are part of its trading book.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
		(Dollars in millions)
Investment in debt securities	$32.3	$—	$—	$32.3
Commodity swaps and options — diesel fuel	—	133.5	—	133.5
Commodity swaps and options — explosives	—	(0.1)	—	(0.1)
Foreign currency hedge contracts	—	687.2	—	687.2

Total net financial assets	$32.3	$820.6	$—	$852.9

	December 31, 2010
	Level 1	Level 2	Level 3	Total
		(Dollars in millions)
Investment in debt securities	$17.9	$—	$—	$17.9
Commodity swaps and options — diesel fuel	—	40.3	—	40.3
Commodity swaps and options — explosives	—	(0.1)	—	(0.1)
Foreign currency hedge contracts	—	640.1	—	640.1

Total net financial assets	$17.9	$680.3	$—	$698.2

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
     The Company did not have any transfers between levels during the three months ended March 31, 2011 or 2010 for its non-coal trading positions. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
     Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2011 and December 31, 2010:
•	Cash and cash equivalents, accounts receivable, including those within the Company’s accounts receivable securitization program, and accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

•	Investments and other assets in the consolidated balance sheets includes the Company’s investments in debt and equity securities related to the Company’s pro-rata share of funding in NCIG. The debt securities are recorded at cost, which approximates fair value, in Australian dollars adjusted for changes in the U.S. dollar to Australian dollar exchange rates. The equity securities are recorded at cost, which approximates fair value.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available, and otherwise on estimated borrowing rates to discount the cash flows to their present value. The carrying amounts of the 7.875% Senior Notes due 2026 and the Convertible Junior Subordinated Debentures due 2066 (the Debentures) are net of the respective unamortized note discounts.
     The carrying amounts and estimated fair values of the Company’s debt are summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(Dollars in millions)
Long-term debt	$2,740.4	$2,941.8	$2,750.0	$2,960.0

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
(6) Coal Trading
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
     The Company’s policy is to include instruments associated with coal trading transactions as a part of its trading book. Trading revenues are recorded in “Other revenues” in the unaudited consolidated statements of operations and include realized and unrealized gains and losses on derivative instruments, including those under the normal purchases and normal sales exception. Therefore, the Company has elected the trading exemption to reflect the disclosures for its coal trading activities.

	Three Months Ended March 31,
Trading Revenue by Type of Instrument	2011	2010
	(Dollars in millions)
Commodity swaps and options	$(31.8)	$27.4
Physical commodity purchase / sale contracts	21.9	28.6

Total trading revenue	$(9.9)	$56.0

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
Fair Value Measurements
     The fair value of assets and liabilities from coal trading activities is set forth below:

	March 31, 2011		December 31, 2010
		(Dollars in millions )
	Gross Basis	Net Basis	Gross Basis	Net Basis
Assets from coal trading activities	$1,589.2	$166.2	$1,706.2	$192.5
Liabilities from coal trading activities	(1,787.3)	(157.4)	(1,843.5)	(181.7)
Subtotal	(198.1)	8.8	(137.3)	10.8
Net margin posted (1)	206.9	—	148.1	—

Net value of coal trading positions	$8.8	$8.8	$10.8	$10.8

(1)	Represents margin posted with counterparties of $206.9 million at March 31, 2011; and margin posted with counterparties of $148.2 million, net of margin held of $0.1 million at December 31, 2010. In addition, at March 31, 2011 and December 31, 2010, the Company held letters of credit of $5.5 million and $5.0 million, respectively, from counterparties in lieu of margin posted. Of the margin posted at March 31, 2011, approximately 85% related to cash flow hedges.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including U.S. interest rate curves, LIBOR yield curves, New York Mercantile Exchange (NYMEX), Intercontinental Exchange indices (ICE), NOS Clearing ASA, LCH.Clearnet (formerly known as the London Clearing House), broker quotes, published indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:
•	Commodity swaps and options — generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Physical commodity purchase/sale contracts — purchases and sales at locations with significant market activity corroborated by market-based information (Level 2).
     Commodity swaps and options and physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements with limited price availability were classified in Level 3. Indicators of less liquid markets are those with periods of low trade activity or when broker quotes reflect wide pricing spreads. Generally, the Company’s Level 3 instruments or contracts are valued using internally generated models that include bid/ask price quotations, other market assessments obtained from multiple, independent third-party brokers or other transactional data. While the Company does not anticipate any decrease in the number of third-party brokers or market liquidity, such events could erode the quality of market information and therefore the valuing of its market positions should the number of third-party brokers decrease or if market liquidity is reduced. The Company’s valuation techniques also include basis adjustments for heat rate, sulfur and ash content, port and freight costs, and credit and nonperformance risk. The Company validates its valuation inputs with third-party information and settlement prices from other sources where available. The Company has consistently applied these valuation techniques in all periods presented, and believes it has obtained the most accurate information available for the types of derivative contracts held.
     The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
		(Dollars in millions)
Commodity swaps and options	$15.0	$(87.6)	$—	$(72.6)
Physical commodity purchase/sale contracts	—	68.9	12.5	81.4

Total net financial assets (liabilities)	$15.0	$(18.7)	$12.5	$8.8

	December 31, 2010
	Level 1	Level 2	Level 3	Total
		(Dollars in millions)
Commodity swaps and options	$10.7	$(76.2)	$—	$(65.5)
Physical commodity purchase/sale contracts	—	57.7	18.6	76.3

Total net financial assets (liabilities)	$10.7	$(18.5)	$18.6	$10.8

     The Company did not have any significant transfers between Level 1 and Level 2 during the three months ended March 31, 2011 or 2010. During the three months ended March 31, 2011, certain of the Company’s physical commodity purchase/sale contracts were transferred from Level 3 to Level 2 as the settlement dates entered a more liquid market. There were no significant transfers in or out of Level 3 during the three months ended March 31, 2010. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Beginning of period	$18.6	$17.0
Total gains or losses (realized/unrealized):
Included in earnings	10.1	(4.7)
Included in other comprehensive income	—	0.3
Settlements	3.0	(0.1)
Transfers out	(19.2)	—
End of period	$12.5	$12.5
     The following table summarizes the changes in unrealized gains (losses) relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$10.0	$(1.2)

(1)	Within the unaudited condensed consolidated statements of operations for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.
     The Company’s trading assets and liabilities are generally made up of forward contracts, financial swaps and margin. The net fair value of coal trading positions designated as cash flow hedges of anticipated future sales was a liability of $248.7 million and $174.2 million as of March 31, 2011 and December 31, 2010, respectively.
     Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive loss” at March 31, 2011, unrealized losses to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $124 million. As these unrealized losses are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the realized transactions in the condensed consolidated statements of operations.
     As of March 31, 2011, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Percentage of
Year of Expiration	Portfolio Total
2011	64%
2012	25%
2013	4%
2014	5%
2015	2%

100%

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At March 31, 2011, 46% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 54% was with non-investment grade counterparties.
     Nonperformance and Credit Risk. The fair value of the Company’s coal derivative assets and liabilities reflects adjustments for nonperformance and credit risk. The Company’s exposure is substantially with electric utilities, energy producers and energy marketers. The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to regularly monitor the credit extended. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. Also, when appropriate (as determined by its credit management function), the Company has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral (margin), requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of a failure to pay or perform. To reduce its credit exposure related to trading and brokerage activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties and, to the extent required, will post or receive margin amounts associated with exchange-cleared positions.
     Performance Assurances and Collateral. Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), the counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at March 31, 2011 and December 31, 2010, would have amounted to collateral postings of approximately $150 million and $160 million, respectively, to its counterparties. As of March 31, 2011, $11.0 million of collateral was posted to counterparties for such positions while $5.8 million was posted at December 31, 2010 (reflected in “Liabilities from coal trading activities, net”).
     Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. If a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties would have been approximately $5 million at March 31, 2011 and zero at December 31, 2010 based on the aggregate fair value of all derivative trading instruments with such features that were in a net liability position. As of March 31, 2011, the Company had posted $1.0 million for such instruments in a net liability position. As of December 31, 2010, $5.0 million of margin was posted with a counterparty due to timing and market fluctuations (reflected in “Liabilities from coal trading activities, net”).
     The Company is required by an exchange to post certain collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of March 31, 2011 and December 31, 2010, the Company had posted initial margin of $35.0 million and $39.5 million, respectively (reflected in “Other current assets”). In addition, the Company had posted $0.1 million and $4.4 million of margin in excess of the exchange-required variation (discussed below) and initial margin as of March 31, 2011 and December 31, 2010, respectively (also reflected in “Other current assets”).
     The Company is required to post collateral on positions that are in a net liability position with an exchange, known as variation margin, which was $194.9 million as of March 31, 2011 and $137.4 million as of December 31, 2010 (reflected in “Liabilities from coal trading activities, net”).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(7) Income Taxes
     The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Expected income tax provision at federal statutory rate	$86.6	$67.6
Excess depletion	(10.8)	(9.7)
Foreign earnings provision differential	(16.3)	(14.8)
Remeasurement of foreign income tax accounts	6.4	5.4
State income taxes, net of U.S. federal tax benefit	1.8	2.4
General business tax credits	(3.1)	(3.6)
Changes in valuation allowance	1.3	5.2
Changes in tax reserves	2.0	1.8
Other, net	(0.1)	1.8

Total provision	$67.8	$56.1

(8) Pension and Postretirement Benefit Costs
     Net periodic pension costs included the following components:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Service cost for benefits earned	$0.4	$0.4
Interest cost on projected benefit obligation	12.4	12.6
Expected return on plan assets	(16.1)	(14.2)
Amortization of prior service cost	0.3	0.3
Amortization of actuarial loss	7.5	5.5

Net periodic pension costs	$4.5	$4.6

     As of March 31, 2011, the Company’s qualified defined benefit pension plans were at or above the thresholds of the Pension Protection Act of 2006 to avoid benefit restrictions and at-risk penalties for 2011. No contributions to the qualified plans are expected during 2011. However, the Company does expect to make contributions to its non-qualified defined benefit pension plans during 2011 totaling less than $2 million. During the three months ended March 31, 2010, the Company made discretionary contributions of approximately $16 million to its defined benefit pension plans.
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Service cost for benefits earned	$3.3	$3.1
Interest cost on accumulated postretirement benefit obligation	14.4	14.5
Amortization of prior service cost	0.5	0.5
Amortization of actuarial loss	6.7	6.4

Net periodic postretirement benefit costs	$24.9	$24.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(9) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Net income	$178.7	$136.7
Net increase in fair value of cash flow hedges, net of income taxes	32.5	55.0
Unrealized gains on available-for sale securities, net of income taxes	1.0	—
Amortization of actuarial loss and prior service cost associated with postretirement plans and workers’ compensation obligations, net of income taxes	13.5	7.5

Comprehensive income	$225.7	$199.2

     Comprehensive income differs from net income by the amount of unrealized gains or losses resulting from valuation changes of the Company’s cash flow hedges (see Note 5 and Note 6) or its available-for-sale securities (see Note 3) and the change in actuarial loss and prior service cost (see Note 8) during the periods. None of the reconciling items between net income and comprehensive income relates to the Company’s noncontrolling interest for either period presented.
(10) Earnings per Share (EPS)
     The Company’s restricted stock awards are considered participating securities because holders are entitled to receive non-forfeitable dividends during the vesting term. As such, the Company uses the two-class method to compute basic and diluted EPS. Diluted EPS includes securities that could potentially dilute basic EPS during a reporting period, which for the Company includes the Debentures and share-based compensation awards.
     A conversion of the Debentures may result in settlement of the Company’s common stock for any conversion value in excess of the principal amount of the Debentures. For diluted EPS purposes, potential common stock is calculated based on whether the market price of the Company’s common stock at the end of each reporting period is in excess of the conversion price of the Debentures. For a full discussion of the conditions under which the Debentures may be converted, the conversion rate to common stock and the conversion price, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     For all but the performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. With the contingent features of the performance unit awards, the assessment for any potential common stock to be included in the diluted EPS is done using the end of the reporting period as if it were the end of the contingency period for all units granted. For a full discussion of the Company’s share-based compensation awards, see Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2011	2010
	(In millions, except per share amounts)
EPS numerator:
Income from continuing operations, net of income taxes	$179.6	$137.1
Less: Net income attributable to noncontrolling interests	2.2	3.0

Income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	177.4	134.1
Less: Earnings allocated to participating securities	(0.9)	(0.9)

Income from continuing operations attributable to common stockholders, after earnings allocated to participating securities (1)	176.5	133.2
Loss from discontinued operations, net of income taxes	(0.9)	(0.4)

Net income attributable to common stockholders, after earnings allocated to participating securities (1)	$175.6	$132.8

EPS denominator:
Weighted average shares outstanding — basic	268.9	266.5
Impact of dilutive securities	3.9	1.7

Weighted average shares outstanding — diluted (2)	272.8	268.2

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.66	$0.50
Income (loss) from discontinued operations	—	—

Net income	$0.66	$0.50

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.65	$0.50
Income (loss) from discontinued operations	—	—

Net income	$0.65	$0.50

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the periods presented.

(2)	Weighted average shares outstanding excludes anti-dilutive shares of approximately 0.1 million for the three months ended March 31, 2011 and 2010.
(11) Financial Instruments and Guarantees with Off-Balance-Sheet Risk
     In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Instruments with Off-Balance Sheet Risk
     The Company had various financial instruments with off-balance sheet risk in support of the Company’s reclamation, coal lease and workers’ compensation obligations as follows as of March 31, 2011:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other(1)	Total
	(Dollars in millions)
Self bonding	$938.4	$—	$—	$—	$938.4
Surety bonds	613.7	110.3	6.2	10.4	740.6
Bank guarantees	129.4	—	—	130.8	260.2
Letters of credit	—	—	79.7	2.7	82.4
Bilateral cash collateralization agreements	—	—	—	79.7	79.7

	$1,681.5	$110.3	$85.9	$223.6	$2,101.3

(1)	Other includes letter of credit and bilateral cash collateralization agreement obligations described below and an additional $141.2 million in bank guarantees and surety bonds related to collateral for surety companies, road maintenance, performance guarantees and other operations.
     The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of March 31, 2011, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million. The Company has a bilateral cash collateralization agreement for these letters of credit whereby the Company posted cash collateral in lieu of utilizing the Company’s unsecured credit facility (Credit Facility). See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information on the Company’s Credit Facility. Such cash collateral is classified within cash and cash equivalents given the Company has the ability to substitute letters of credit at any time for this cash collateral and it is therefore readily available to the Company.
     The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. The Company has a bilateral cash collateralization agreement for this letter of credit whereby the Company posted cash collateral in lieu of utilizing the Company’s unsecured credit agreement. Such cash collateral is classified within cash and cash equivalents given the Company has the ability to substitute a letter of credit at any time for this cash collateral and it is therefore readily available to the Company. On November 19, 2002, TXU Europe Limited was placed under the administration process in the United Kingdom (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of March 31, 2011. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
     At March 31, 2011, the Company had a $2.7 million letter of credit for collateral for bank guarantees issued with respect to certain reclamation and performance obligations related to some of the Company’s Australian mines.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable Securitization
     The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly-owned, bankruptcy-remote subsidiary (Seller). At March 31, 2011, the Company had $20.4 million available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes, on a revolving basis, trade receivables of most of the Company’s U.S. subsidiaries to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the Company’s Credit Facility, effectively managing its overall borrowing costs and providing an additional source for working capital. The securitization program extends to May 2012, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.
     The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2011, the Company received total consideration of $1,186.1 million related to accounts receivable sold under the securitization program, including $952.4 million of cash up front from the sale of the receivables, an additional $76.7 million of cash upon the collection of the underlying receivables, and $157.0 million that had not been collected at March 31, 2011 and was recorded at fair value which approximates carrying value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $150.0 million at March 31, 2011 and December 31, 2010.
     The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as operating activity because both the cash received from the Conduits upon sale of receivables as well as the cash received from the Conduits upon the ultimate collection of receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.6 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.
Other
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
     In connection with the development of the Prairie State Energy Campus (Prairie State), a 1,600 megawatt coal-fuel electricity generation project currently under construction, each owner, including one of the Company’s subsidiaries, has issued a guarantee for its proportionate share (5.06% for the Company) of the construction costs under the Target Price Engineering, Procurement and Construction Agreement with Bechtel Power Corporation.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(12) Commitments and Contingencies
Commitments
     As of March 31, 2011, purchase commitments for capital expenditures were $535.4 million, all of which is obligated within the next three years with $517.5 million obligated in the next 12 months.
     A subsidiary of the Company owns a 5.06% undivided interest in Prairie State. The Company invested $8.9 million and $12.2 million during the three months ended March 31, 2011 and 2010, respectively, representing its 5.06% share of the construction costs for those periods. Included in “Investments and other assets” in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 are costs of $211.4 million and $202.5 million, respectively. The Company’s share of total construction costs for Prairie State is expected to be approximately $250 million with most of the remaining funding expected in 2011.
     There were no other material changes to the Company’s commitments from the information provided in Note 20 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     In October 2010, the Company and the other defendants settled the Hopi claims, and the court dismissed those claims. The court ordered the Navajo Nation and the defendants to mediate the case. Mediation commenced in November 2010 and the parties continue the mediation.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Environmental Claims and Litigation
     Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Superfund Amendments and Reauthorization Act of 1986. Claims were asserted at 13 additional sites, bringing the total to 18, which have since been reduced to 11 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $50.9 million as of March 31, 2011 and $51.1 million as of December 31, 2010, $6.1 million and $6.3 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable. In June 2005, Gold Fields and other PRPs received a letter from the U.S. Department of Justice alleging that the PRP’s mining operations caused the EPA to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historical mining sites. In June 2008, Gold Fields and other PRPs received letters from the U.S. Department of Justice and the EPA re-initiating settlement negotiations. Gold Fields continues to participate in the settlement discussions. Gold Fields believes it has meritorious defenses to these claims.
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
     Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et al. In February 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, several owners of electricity generating facilities and several oil companies. The plaintiffs are the governing bodies of a village in Alaska that they contend is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for nuisance, and allege that the defendants have acted in concert and are jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village. The defendants filed motions to dismiss on the grounds of lack of personal and subject matter jurisdiction. In June 2009, the court granted defendants’ motion to dismiss for lack of subject matter jurisdiction finding that plaintiffs’ federal claim for nuisance is barred by the political question doctrine and for lack of standing. The plaintiffs are appealing the court’s dismissal to the U.S. Court of Appeals for the Ninth Circuit. The parties have filed their respective briefs with the court. The Ninth Circuit has stayed the case until June 15, 2011.
Other
     In addition, at times the Company becomes a party to other claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business in the U.S., Australia and other countries where the Company does business. In June 2007, the New York Office of the Attorney General served a letter and subpoena on the Company, seeking information and documents relating to the Company’s disclosure to investors of risks associated with possible climate change and related legislation and regulations. The Company believes that it has made full and proper disclosure of these potential risks.
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
     Operating segment results were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)
Revenues:
Western U.S. Mining	$703.7	$662.1
Midwestern U.S. Mining	367.0	309.4
Australian Mining	580.6	446.5
Trading and Brokerage	83.9	90.1
Corporate and Other	9.7	7.5

Total	$1,744.9	$1,515.6

Adjusted EBITDA:
Western U.S. Mining	$179.4	$207.9
Midwestern U.S. Mining	109.9	74.1
Australian Mining	190.5	123.3
Trading and Brokerage	26.8	32.4
Corporate and Other	(90.4)	(80.5)

Total	$416.2	$357.2

     A reconciliation of Adjusted EBITDA to consolidated income from continuing operations follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)
Total Adjusted EBITDA	$416.2	$357.2

Depreciation, depletion and amortization	108.8	105.5
Asset retirement obligation expense	13.1	9.5
Interest expense	51.0	50.0
Interest income	(4.1)	(1.0)
Income tax provision	67.8	56.1

Income from continuing operations, net of income taxes	$179.6	$137.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(14) Supplemental Guarantor/Non-Guarantor Financial Information
     In accordance with the indentures governing the 6.875% Senior Notes due March 2013 (redeemed in the third quarter of 2010), the 5.875% Senior Notes due March 2016 (redeemed subsequent to March 31, 2011 as discussed in Note 15), the 7.375% Senior Notes due November 2016, the 6.5% Senior Notes due September 2020 and the 7.875% Senior Notes due November 2026 (collectively; the Senior Notes), certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed these Senior Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.
Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$976.9	$897.0	$(129.0)	$1,744.9
Costs and expenses
Operating costs and expenses	(82.8)	686.2	793.7	(129.0)	1,268.1
Depreciation, depletion and amortization	—	74.2	34.6	—	108.8
Asset retirement obligation expense	—	9.8	3.3	—	13.1
Selling and administrative expenses	8.5	50.0	3.1	—	61.6
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(4.9)	0.9	—	(4.0)
(Income) loss from equity affiliates	(159.9)	1.9	1.1	159.9	3.0
Interest expense	51.1	13.2	3.4	(16.7)	51.0
Interest income	(4.3)	(5.3)	(11.2)	16.7	(4.1)

Income from continuing operations before income taxes	187.4	151.8	68.1	(159.9)	247.4
Income tax provision	10.3	41.2	16.3	—	67.8

Income from continuing operations, net of income taxes	177.1	110.6	51.8	(159.9)	179.6
Loss from discontinued operations, net of income taxes	(0.6)	(0.3)	—	—	(0.9)

Net income	176.5	110.3	51.8	(159.9)	178.7
Less: Net income attributable to noncontrolling interests	—	—	2.2	—	2.2

Net income attributable to common stockholders	$176.5	$110.3	$49.6	$(159.9)	$176.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(Dollars in millions)
Total revenues	$—	$1,103.5	$597.9	$(185.8)	$1,515.6
Costs and expenses
Operating costs and expenses	(28.3)	828.8	494.0	(185.8)	1,108.7
Depreciation, depletion and amortization	—	72.4	33.1	—	105.5
Asset retirement obligation expense	—	7.0	2.5	—	9.5
Selling and administrative expenses	9.1	44.6	1.7	—	55.4
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(7.3)	—	—	(7.3)
(Income) loss from equity affiliates	(150.6)	1.8	1.2	149.2	1.6
Interest expense	49.5	12.8	3.7	(16.0)	50.0
Interest income	(3.8)	(5.4)	(7.8)	16.0	(1.0)

Income from continuing operations before income taxes	124.1	148.8	69.5	(149.2)	193.2
Income tax provision (benefit)	(9.6)	48.9	16.8	—	56.1

Income from continuing operations, net of income taxes	133.7	99.9	52.7	(149.2)	137.1
Loss from discontinued operations, net of income taxes	—	(0.4)	—	—	(0.4)

Net income	133.7	99.5	52.7	(149.2)	136.7
Less: Net income attributable to noncontrolling interests	—	—	3.0	—	3.0

Net income attributable to common stockholders	$133.7	$99.5	$49.7	$(149.2)	$133.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unaudited Supplemental Condensed Consolidating Balance Sheets

	March 31, 2011
	Parent	Guarantor	Non-Guarantor	Reclassifications/
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$791.4	$3.4	$478.4	$—	$1,273.2
Short-term investments	75.0	—	25.0	—	100.0
Accounts receivable, net	5.5	17.8	453.1	—	476.4
Inventories	—	178.5	184.3	—	362.8
Assets from coal trading activities, net	—	28.8	137.4	—	166.2
Deferred income taxes	—	42.3	78.4	(6.0)	114.7
Other current assets	396.2	38.8	117.9	—	552.9

Total current assets	1,268.1	309.6	1,474.5	(6.0)	3,046.2
Property, plant, equipment and mine development, net	—	4,697.1	2,724.4	—	7,421.5
Investments and other assets	9,464.8	194.5	112.8	(8,715.9)	1,056.2

Total assets	$10,732.9	$5,201.2	$4,311.7	$(8,721.9)	$11,523.9

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$243.1	$—	$18.4	$—	$261.5
Payables to (receivables from) affiliates, net	2,156.9	(2,560.2)	403.3	—	—
Liabilities from coal trading activities, net	—	24.8	132.6	—	157.4
Deferred income taxes	6.0	—	—	(6.0)	—
Accounts payable and accrued expenses	54.4	688.4	483.0	—	1,225.8

Total current liabilities	2,460.4	(1,847.0)	1,037.3	(6.0)	1,644.7
Long-term debt, less current maturities	2,385.6	0.1	93.2	—	2,478.9
Deferred income taxes	140.0	120.8	317.4	—	578.2
Notes payable to (receivables from) affiliates, net	819.1	(823.8)	4.7	—	—
Other noncurrent liabilities	58.9	1,666.4	205.0	—	1,930.3

Total liabilities	5,864.0	(883.5)	1,657.6	(6.0)	6,632.1
Peabody Energy Corporation’s stockholders’ equity	4,868.9	6,084.7	2,631.2	(8,715.9)	4,868.9
Noncontrolling interests	—	—	22.9	—	22.9

Total stockholders’ equity	4,868.9	6,084.7	2,654.1	(8,715.9)	4,891.8

Total liabilities and stockholders’ equity	$10,732.9	$5,201.2	$4,311.7	$(8,721.9)	$11,523.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unaudited Supplemental Condensed Consolidating Balance Sheets

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
		(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$63.2	$185.7	$(28.1)	$220.8
Net cash provided by (used in) discontinued operations	0.1	(0.3)	—	(0.2)

Net cash provided by (used in) operating activities	63.3	185.4	(28.1)	220.6

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(39.1)	(68.1)	(107.2)
Investment in Prairie State Energy Campus	—	(8.9)	—	(8.9)
Proceeds from disposal of assets	—	5.5	—	5.5
Investment in equity affiliates and joint ventures	—	(1.1)	—	(1.1)
Proceeds from sale of debt securities	—	—	15.5	15.5
Purchases of debt securities	—	—	(14.6)	(14.6)
Purchases of short-term investments	(75.0)	—	(25.0)	(100.0)
Other, net	—	(0.4)	—	(0.4)

Net cash used in investing activities	(75.0)	(44.0)	(92.2)	(211.2)

Cash Flows From Financing Activities
Payments of long-term debt	(6.3)	—	(3.7)	(10.0)
Dividends paid	(23.0)	—	—	(23.0)
Repurchase of employee common stock relinquished for tax withholding	(15.1)	—	—	(15.1)
Excess tax benefits related to share-based compensation	4.9	—	—	4.9
Proceeds from stock options exercised	4.0	—	—	4.0
Other, net	3.1	—	4.7	7.8
Transactions with affiliates, net	(68.3)	(143.2)	211.5	—

Net cash provided by (used in) financing activities	(100.7)	(143.2)	212.5	(31.4)

Net change in cash and cash equivalents	(112.4)	(1.8)	92.2	(22.0)
Cash and cash equivalents at beginning of period	903.8	5.2	386.2	1,295.2

Cash and cash equivalents at end of period	$791.4	$3.4	$478.4	$1,273.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
		(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(43.4)	$309.2	$(87.4)	$178.4
Net cash used in discontinued operations	(6.0)	(0.6)	—	(6.6)

Net cash provided by (used in) operating activities	(49.4)	308.6	(87.4)	171.8

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(74.3)	(14.1)	(88.4)
Investment in Prairie State Energy Campus	—	(12.2)	—	(12.2)
Proceeds from disposal of assets	—	3.5	0.9	4.4
Investment in equity affiliates and joint ventures	—	(15.0)	(0.7)	(15.7)
Other, net	—	(0.8)	—	(0.8)

Net cash used in investing activities	—	(98.8)	(13.9)	(112.7)

Cash Flows From Financing Activities
Payments of long-term debt	—	—	(2.6)	(2.6)
Dividends paid	(18.8)	—	—	(18.8)
Repurchase of employee common stock relinquished for tax withholding	(7.8)	—	—	(7.8)
Proceeds from stock options exercised	2.0	—	—	2.0
Other, net	2.8	(1.0)	2.9	4.7
Transactions with affiliates, net	127.8	(208.9)	81.1	—

Net cash provided by (used in) financing activities	106.0	(209.9)	81.4	(22.5)

Net change in cash and cash equivalents	56.6	(0.1)	(19.9)	36.6
Cash and cash equivalents at beginning of period	368.4	0.2	620.2	988.8

Cash and cash equivalents at end of period	$425.0	$0.1	$600.3	$1,025.4

(15) Subsequent Event
     On April 15, 2011, the Company used cash on hand to redeem its $218.1 million aggregate principal 5.875% Senior Notes due in April 2016 (the 5.875% Notes). In compliance with the terms of the indenture governing the 5.875% Notes, the redemption price was equal to 100.979% of the aggregate principal amount of the 5.875% Notes, plus accrued and unpaid interest to April 15, 2011. The Company recognized costs of $1.7 million associated with the redemption.

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
     Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:
•	demand for coal in the United States (U.S.) and the seaborne thermal and metallurgical coal markets;

•	price volatility and demand, particularly in higher-margin products and in our trading and brokerage businesses;

•	impact of weather on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, co-shippers, and trading, banks and other financial counterparties;

•	geologic, equipment, permitting and operational risks related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	successful implementation of business strategies, including our Btu Conversion and generation development initiatives;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	availability, access to and the related cost of capital and financial markets;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	legislation, regulations and court decisions or other government actions, including new environmental requirements, changes in income tax regulations or other regulatory taxes;

•	litigation, including claims not yet asserted;

•	terrorist attacks or threats;

•	impacts of pandemic illnesses; and

•	other factors, including those discussed in Legal Proceedings.
     When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

Overview
     We are the world’s largest private sector coal company, with majority interests in 28 coal mining operations in the U.S. and Australia. In 2010, we produced 218.4 million tons of coal and sold 245.9 million tons of coal.
     We conduct business through four principal operating segments: Western U.S. Mining, Midwestern U.S. Mining, Australian Mining, and Trading and Brokerage. Our fifth segment, Corporate and Other, includes mining and export/transportation joint ventures, energy-related commercial activities, as well as the management of our vast coal reserve and real estate holdings. In the U.S., we typically sell coal to utility customers under long-term contracts (those with terms longer than one year). In Australia, our production is sold primarily into the export metallurgical and thermal markets. Historically, we predominately entered into multi-year international coal agreements that contained provisions allowing either party to commence a renegotiation of the agreement price annually in the second quarter of each year. Current industry practice, and our practice, is to negotiate pricing for metallurgical coal contracts quarterly and seaborne thermal contracts annually. During 2010, approximately 91% of our worldwide sales (by volume) were under long-term contracts. For the year ended December 31, 2010, 84% of our total sales (by volume) were to U.S. electricity generators, 14% were to customers outside the U.S. and 2% were to the U.S. industrial sector.
     We continue to explore Btu Conversion projects that expand the uses of coal through coal-to-liquids (CTL) and coal-to-gas (CTG) technologies. Our participation in generation development projects involves using our surface lands and coal reserves as the basis for mine-mouth plants, such as with our involvement in the Prairie State Energy Campus (Prairie State). We are also advancing several initiatives associated with clean coal technologies, including carbon capture and storage (CCS).
   Recent Events
     On April 15, 2011, we used cash on hand to redeem our $218.1 million aggregate principal 5.875% Senior Notes due in April 2016 (the 5.875% Notes). In compliance with the terms of the indenture governing the 5.875% Notes, the redemption price was equal to 100.979% of the aggregate principal amount, plus accrued and unpaid interest to April 15, 2011.
     In February 2011, we announced a throughput and development agreement for up to 24 million metric tons per year of Powder River Basin coal through a planned West Coast export facility. Permitting is currently under way.
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
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
   Summary
     The global coal supply-demand balance remains tight. Coal-fueled electricity generation increased an average of 10% in China and India in the first quarter of 2011 and global steel production rose an estimated 10%, while coal supplies were constrained by heavy rains across the Southern Hemisphere. Increasing global coal demand has led to higher pricing for both metallurgical and thermal coal during the first quarter of 2011. Metallurgical coal from our Australian mines has been priced off the benchmark for high-quality hard coking coal price of $330 per tonne for three-month contracts. We are currently pricing approximately 30-40% of our Australian seaborne thermal coal for delivery over the next year off of the benchmark price of nearly $130 per tonne.

     U.S. coal shipments increased an estimated 2% year to date to serve higher domestic steel production and rising export demand, offset by reduced domestic electricity generation. We estimate inventory reductions at U.S. utilities during the first quarter of 2011 were twice the five-year average and ended the quarter 5% lower than the prior year on a days-use basis.
     Revenue increased compared to the prior year by $229.3 million driven by increased pricing in Australia and higher U.S. volumes. Segment Adjusted EBITDA increased over the prior year by $68.9 million primarily due to the increased pricing in Australia, partially offset by the unfavorable current year weather-related impacts in Australia on volume and costs.
     Income from continuing operations, net of income taxes, increased compared to the prior year by $42.5 million due to the increase in Segment Adjusted EBITDA discussed above, partially offset by increased income taxes and decreased Corporate and Other Adjusted EBITDA.
     At March 31, 2011, our available liquidity was $2.8 billion, as discussed further in “Liquidity and Capital Resources.”
   Tons Sold
     The following table presents tons sold by operating segment:

	Three Months Ended
	March 31,		Increase (Decrease)
	2011	2010	Tons	%
	(Tons in millions)
Western U.S. Mining	43.8	40.0	3.8	9.5%
Midwestern U.S. Mining	7.6	7.1	0.5	7.0%
Australian Mining	5.6	6.2	(0.6)	(9.7)%
Trading and Brokerage	4.2	5.0	(0.8)	(16.0)%

Total tons sold	61.2	58.3	2.9	5.0%

   Revenues
     The following table presents revenues by operating segment:

	Three Months Ended
	March 31,		Increase (Decrease)
	2011	2010	Tons	%
	(Dollars in millions)
Western U.S. Mining	$703.7	$662.1	$41.6	6.3%
Midwestern U.S. Mining	367.0	309.4	57.6	18.6%
Australian Mining	580.6	446.5	134.1	30.0%
Trading and Brokerage	83.9	90.1	(6.2)	(6.9)%
Corporate and Other	9.7	7.5	2.2	29.3%

Total revenues	$1,744.9	$1,515.6	$229.3	15.1%

     The increase in Australian Mining operations’ revenues was driven by a higher weighted average sales price (43.0%), led by increased pricing on seaborne metallurgical and thermal coal due to increased global coal demand. Volumes were down from the prior year (9.7%) as the region was affected by the flooding in Queensland that began in late 2010 and carried over into 2011, which negatively impacted our production and restricted throughput due to damaged port and rail systems. Metallurgical coal shipments of 2.1 million tons were 0.2 million tons less than the prior year due to the flooding.

     In the Midwestern U.S. Mining segment, revenue improvements were due to higher volumes (7.0%) on increased demand led by our Bear Run Mine (commissioned in the second quarter of 2010) and our Wild Boar Mine (commissioned in the fourth quarter of 2010). This segment also benefited from a higher weighted average sales price (10.6%) driven by favorable contracts signed in recent years.
     Western U.S. Mining operations’ revenues were higher compared to the prior year due to increased sales volumes (9.5%) driven by our Powder River Basin and Southwest regions on improved demand due partly to customer inventory builds prior to the summer burn months. Our weighted average sales price decreased by 2.9% due to a combination of sales mix and the expiration of some higher priced, long-term contracts signed before the economic recession in late 2008 and during 2009, resulting in a partial offset to the increased volumes.
     Trading and Brokerage revenues were down primarily due to unfavorable market movements against positions held in our international trading book, driven, in part, by pricing volatility resulting from the Japan earthquake that occurred in March 2011. This decrease was partially offset by improved revenues on brokerage activities.
Segment Adjusted EBITDA
     The following table presents segment Adjusted EBITDA by operating segment:

			Increase (Decrease)
	Three Months Ended		to Segment Adjusted
	March 31,		EBITDA
	2011	2010	$	%
		(Dollars in millions)
Western U.S. Mining	$179.4	$207.9	$(28.5)	(13.7)%
Midwestern U.S. Mining	109.9	74.1	35.8	48.3%
Australian Mining	190.5	123.3	67.2	54.5%
Trading and Brokerage	26.8	32.4	(5.6)	(17.3)%

Total Segment Adjusted EBITDA	$506.6	$437.7	$68.9	15.7%

     Our Australian Mining segment benefitted from a higher weighted average sales price ($173.8 million), partially offset by weather-related volume decreases ($23.3 million) as discussed above. Also negatively impacting Australian Mining Adjusted EBITDA were unfavorable geological conditions at certain of our mines ($18.1 million), decreased longwall production driven by a fourth quarter 2010 roof fall at one of our mines ($17.9 million), the weather-related impact on our costs and productivity ($17.6 million), cost escalations for labor, materials and services ($13.5 million), increased royalty expense associated with our higher-priced coal shipments ($13.3 million) and unfavorable foreign currency impact on operating costs, net of hedging ($8.2 million).
     Midwestern U.S. Mining operations Adjusted EBITDA increased compared to the prior year due to a higher weighted average sales price ($21.0 million) and increased volumes ($10.4 million) as discussed above, decreased sales related expenses ($5.7 million) due to more economical shipping methods and shorter hauling distances, and decreased commodity costs, net of hedging ($5.2 million). These favorable impacts were partially offset by increased materials and services costs ($6.5 million) due to compliance measures and geological conditions at some of our underground mines.
     Western U.S. Mining operations’ Adjusted EBITDA decreased compared to the prior year due to:
•	Higher equipment repairs and scheduled maintenance costs ($14.6 million);

•	A lower weighted average sales price ($10.8 million) as discussed above;

•	Increased materials and services costs ($7.9 million) primarily due to the increased volumes as discussed above;

•	Increased labor costs ($7.7 million) due to a combination of increased headcount in support of the higher volumes and increased wage rates; and

•	Increased commodity costs, net of hedging ($6.6 million)
     The above decreases to Western U.S. Mining operations’ Adjusted EBITDA were partially offset by increased volumes ($24.2 million) as discussed above.

     Trading and Brokerage Adjusted EBITDA decreased primarily due to the lower trading results discussed above, partially offset by higher margins on brokerage activities.
Income From Continuing Operations Before Income Taxes
     The following table presents income from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2011	2010	$	%
		(Dollars in millions)
Total Segment Adjusted EBITDA	$506.6	$437.7	$68.9	15.7%
Corporate and Other Adjusted EBITDA (1)	(90.4)	(80.5)	(9.9)	(12.3)%
Depreciation, depletion and amortization	(108.8)	(105.5)	(3.3)	(3.1)%
Asset retirement obligation expense	(13.1)	(9.5)	(3.6)	(37.9)%
Interest expense	(51.0)	(50.0)	(1.0)	(2.0)%
Interest income	4.1	1.0	3.1	310.0%

Income from continuing operations before income taxes	$247.4	$193.2	$54.2	28.1%

(1)	Corporate and Other Adjusted EBITDA results include selling and administrative expenses, equity income (loss) from our joint ventures, net gains on asset disposals or exchanges, activity related to our captive insurance entity, costs associated with past mining obligations and revenues and expenses related to our other commercial activities such as generation development and Btu Conversion development costs.
     Income from continuing operations before income taxes was higher compared to the prior year primarily due to the higher Total Segment Adjusted EBITDA discussed above, partially offset by lower Corporate and Other Adjusted EBITDA, driven by:
•	Current year increase in selling and administrative expenses due to costs to support our business development and international expansion (e.g. headcount, travel, professional services); and

•	Lower net gain on disposal or exchange of assets in the current year.
Net Income Attributable to Common Stockholders
     The following table presents net income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2011	2010	$	%
		(Dollars in millions)
Income from continuing operations before income taxes	$247.4	$193.2	$54.2	28.1%
Income tax provision	(67.8)	(56.1)	(11.7)	(20.9)%

Income from continuing operations, net of income taxes	179.6	137.1	42.5	31.0%
Loss from discontinued operations	(0.9)	(0.4)	(0.5)	125.0%

Net income	178.7	136.7	42.0	30.7%
Less: Net income attributable to noncontrolling interests	2.2	3.0	0.8	26.7%

Net income attributable to common stockholders	$176.5	$133.7	$42.8	32.0%

     Net income attributable to common stockholders increased compared to the prior year due to the increased income from continuing operations before income taxes as discussed above.
     The income tax provision increased over the prior year as a result of additional current year income tax primarily due to higher current year earnings ($19.0 million), partially offset by valuation allowances related primarily to general business credits recorded in the prior year ($3.9 million).
Other
     The net fair value of our diesel fuel hedges increased from an asset of $40.3 million at December 31, 2010 to an asset of $133.5 million at March 31, 2011 due to the rising cost of crude oil in the current year. The net fair value of our foreign currency hedges increased from an asset of $640.1 million at December 31, 2010 to an asset of $687.2 million at March 31, 2011 due to the strengthening of the Australian dollar against the U.S. dollar in the current year. These increases are reflected in “Other current assets” and “Investments and other assets” in the condensed consolidated balance sheets
     The net fair value of our coal trading positions designated as cash flow hedges of future sales decreased from a liability of $174.2 million at December 31, 2010 to a liability of $248.7 million at March 31, 2011 due to market price movements contrary to our positions held.
Outlook
Near-Term Outlook
     The unfortunate disaster in Japan which occurred in March 2011 has a number of implications for coal. Modest near-term dislocations on coal imports in the directly affected areas are likely to be offset by increased coal use for steel mills elsewhere in Japan and Asia, coal-fueled power plants within Japan running at higher utilization rates, and increased European coal demand as some nuclear units are taken off line for extended inspections.
     In April 2011, we encountered difficult geology at our Twentymile Mine, which is part of our Western U.S. Mining segment. The U.S. Mine Safety and Health Administration (MSHA) has approved an interim plan for the mine to resume longwall production. The plan is conditional on no further geologic difficulties in the affected area, and we along with MSHA will continue to monitor progress.
     The World Bank estimates global economic activity, as measured by gross domestic product (GDP), will grow 3.3% in 2011 and 3.6% in 2012, with developing economies, led by China and India, expanding 6.0% or more in each year, more than twice the growth expected for high income countries. China’s GDP is projected by the World Bank to grow 8.7% in 2011. India, the world’s second fastest growing economy, is projected by the World Bank to grow 8.4% in 2011.
•	According to the World Steel Association (WSA), global steel use is expected to increase 5.9% in 2011. In 2012, it is forecast that world steel demand will grow further by 6.0%. The WSA forecasts India’s steel demand will rise 13.3% in 2011. Industry reports indicate China is expected to grow its steel use 5% in 2011 and 2012.

•	Industry reports forecast that approximately 90 gigawatts of coal-fueled generation are expected to be under construction and/or come online in 2011, requiring more than 340 million tons of coal. China and India continue to make up the vast majority of this growth.

•	Given coal supply constraints in key nations such as Australia, Indonesia, South Africa, South America and Canada, along with continued growth in steel production and electricity generation from coal, prices for seaborne metallurgical and thermal coal have been increasing. High-quality hard coking coal prices have increased from $225 per tonne for quarterly contracts commencing January 2011 to $330 per tonne for quarterly contracts commencing April 2011.

     Accordingly to the U.S. Energy Information Administration’s (EIA) Short-Term Energy Outlook, 2011 coal consumption (including exports) is expected to be essentially on par with 2010, utility stockpiles are projected to decline modestly in 2011, while production is expected to increase slightly. U.S. coal demand growth from the electric power sector is projected to resume in 2012.
     U.S. natural gas consumption increased 5.7% and production rose 4.5% in 2010, according to the EIA. The NYMEX — Henry Hub spot price averaged $4.31 per thousand cubic feet in the first quarter of 2011, 37% below the 2007 — 2009 average of $6.79 per thousand cubic feet.
     The EIA also projects that natural gas consumption will increase slightly in 2011, production growth will continue and gas inventory will increase. Growth in natural gas consumption is expected to moderate in 2012.
     U.S. shale natural gas development continues in the U.S., accounting for approximately 25% of gas production in 2010 and is estimated by the PIRA Energy Group to grow to over 30% of gas share over the next several years. This is expected to lead to continued growth in natural gas-fired electricity in the U.S.
     As of April 15, 2011, in Australia we had 4 to 5 million tons of our targeted 2011 metallurgical coal volumes and 5 to 6 million tons of our planned 2011 seaborne thermal coal volumes available for pricing. For 2012 in Australia, all of our expected metallurgical coal sales and 80 to 85 percent of our estimated seaborne thermal coal sales are available to price. In the U.S., we have modest amounts of coal to price for 2011 delivery, 30% to 35% for 2012 and 70% to 80% for 2013. We may continue to adjust our production levels in response to change in market demand.
     We continue to manage costs and operating performance in an effort to mitigate external cost pressures, geologic conditions and potential shipping delays resulting from adverse port and rail performance. We may have higher per ton costs as a result of suboptimal production levels due to market-driven changes in demand. We may also encounter poor geologic conditions, lower third-party contract miner or brokerage performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Reductions in the relative cost of other fuels, including natural gas, could impact the use of coal for electricity generation. See Cautionary Notice Regarding Forward-Looking Statements and Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 for additional considerations regarding our outlook.
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
     Financial Regulation. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which includes a number of provisions applicable to us in the areas of corporate governance, executive compensation and mine safety and extractive industries disclosure. In addition, the Dodd-Frank Act imposes additional regulation of financial derivatives transactions that may apply to our hedging and our Trading and Brokerage activities. Although the Dodd-Frank Act became generally effective upon its enactment, many provisions have extended implementation periods and delayed effective dates and require further action by the federal regulatory authorities. As a result, in many respects the ultimate impact of the Dodd-Frank Act on us will not be fully known for an extended period of time. We do expect that the Dodd-Frank Act will increase compliance and transaction costs associated with our hedging and Trading and Brokerage activities. Until the various provisions of the Dodd-Frank Act are finalized, along with any clarifying or implementation guidance, the extent of any impact cannot be determined at this time.
     The potential for increased financial regulation is also evident in the European Union as the European Commission is considering a number of initiatives around financial derivatives transactions. These new regulations could also impact our hedging and Trading and Brokerage activities.

     Minerals Resource Rent Tax. On May 2, 2010, the Australian government released a report on Australia’s Future Tax System, which included a recommendation to replace the current resource taxing arrangements imposed on non-renewable resources by the Australian federal and state governments with a uniform resource rent tax (the Resource Tax) imposed and administered by the Australian government. As proposed, the Resource Tax would be profit-based and would apply to non-renewable resources projects, including existing projects. On July 2, 2010, the Australian government announced changes to the Resource Tax and proposed a new minerals resource rent tax (the MRRT). The MRRT would still be profit-based, but measures were introduced to lessen the impact of the MRRT. The Australian government and major industry policy makers are actively engaged to work through various structural aspects of the proposed MRRT together with detailed implementation issues. The Committee charged with consulting with industry and preparing recommendations as to the final form of the MRRT submitted its report in late December 2010. The Committee’s recommendations largely endorse the mining industry’s understanding as to what was agreed with the federal government prior to the federal election. In March 2011, the Committee’s recommendations were accepted by the federal government, which included the recommendation that all state royalties (current and future) are creditable against MRRT payments. An implementation group was formed, which includes industry participants, to assist with drafting the legislation. The draft law is expected to be presented to the Australian Parliament in late 2011, and if the MRRT becomes law, it is intended to become effective July 1, 2012. If the MRRT were to become law, it may affect the level of taxation incurred by our Australian operations from the effective date forward.
   Long-Term Outlook
     Our long-term global outlook remains positive. According to the BP Statistical Review of World Energy 2010, coal has been the fastest-growing fuel in the world for the past decade.
     The International Energy Agency (IEA) estimates in its World Energy Outlook 2010, current policies scenario, that world primary energy demand will grow 47% between 2008 and 2035. Demand for coal is projected to rise 59%, and the growth in global electricity generation from coal is expected to be greater than the growth in oil, natural gas, nuclear, hydro, biomass, geothermal and solar combined. China and India account for more than 85% of the 2008 — 2035 coal-based primary energy demand growth.
     Under the current policies scenario, the IEA expects coal to retain its strong presence as a fuel for the power sector worldwide. Coal’s share of the power generation mix was 41% in 2008. By 2035, the IEA estimates coal’s fuel share to be 43% as it continues to have the largest share of worldwide electric power production. Currently, we estimate approximately 390 gigawatts of coal-fueled electricity generating plants are planned or under construction around the world, with expected online dates ranging between 2011 and 2015. When complete, those plants would require an estimated 1.2 billion tons of annual coal demand. While coal-based plant retirements are expected, the EIA is projecting U.S. coal demand to remain relatively constant through 2015.
     The IEA projects global natural gas-fueled electricity generation will have a compound annual growth rate of 2.5%, from 4.3 trillion kilowatt hours in 2008 to 8.3 trillion kilowatt hours in 2035. The total amount of electricity generated from natural gas is expected to be approximately one-half the total for coal, even in 2035. Renewables are projected to comprise 23% of the 2035 fuel mix versus 19% in 2008. Nuclear power is expected to grow 52%, however its share of total generation is expected to fall from 13.5% to 11% between 2008 and 2035. The recent events in Japan may impact these projections. Generation from liquid fuels is projected to decline an average of 2.2% annually to 1.5% of the 2035 generation mix.
     We believe that Btu Conversion applications such as CTG and CTL plants represent an avenue for potential long-term industry growth. Several CTG and CTL facilities are currently under development in China and India.
     We continue to support clean coal technology development toward the ultimate goal of near-zero emissions, and we are advancing more than a dozen projects and partnerships in the U.S., China and Australia. Clean coal technology development in the U.S. has funding earmarked under the American Recovery and Reinvestment Act of 2009. In addition, the Interagency Task Force on Carbon Capture and Storage was formed to develop a comprehensive and coordinated federal strategy surrounding the commercial development of commercial CCS projects.

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
Liquidity and Capital Resources
     Capital Resources
     Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and financing transactions. Along with cash and cash equivalents and short-term investments, our liquidity includes the available balances from our revolving credit facility (the Revolver) under our unsecured credit facility (Credit Facility), accounts receivable securitization program and a bank overdraft facility in Australia. Our available liquidity includes $1.5 billion available for borrowing under the Revolver, net of outstanding letters of credit, and available capacity under our accounts receivable securitization program of $20.4 million, net of outstanding letters of credit and amounts drawn. Our liquidity is also impacted by activity under certain bilateral cash collateralization arrangements. As of March 31, 2011, we had cash and cash equivalents of $1.3 billion, short-term investments of $100.0 million and our total available liquidity was $2.8 billion.
     We currently expect that our available liquidity and cash flow from operations will be sufficient to meet our anticipated capital requirements during the next 12 months and for the foreseeable future, as described below in ‘Capital Requirements.’ In addition to the above items, alternative sources of liquidity include the ability to offer and sell securities under our shelf registration statement filed with the SEC.
     As part of our trading and brokerage activities, we may be required to post margin with an exchange or one of our counterparties. The amount and timing of margin posted can vary with the volume of trades and market price volatility. For the three months ended March 31, 2011, cash outflows for margin were $50.0 million, while for the three months ended March 31, 2010 margin activities resulted in a cash inflow of $21.0 million.
     Capital Requirements
     Our primary uses of cash include our cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs (interest and principal), lease obligations, take or pay obligations and costs related to past mining obligations. Future dividends and share repurchases, among other restricted items, are subject to limitations imposed by the covenants of certain of our debt instruments. We generally fund our capital expenditure requirements with cash generated from operations.
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
     Prairie State. We spent $8.9 million during the three months ended March 31, 2011 representing our 5.06% share of the construction costs. Included in “Investments and other assets” in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 are costs of $211.4 million and $202.5 million, respectively. Our share of total construction costs for Prairie State is expected to be approximately $250 million, with most of the remaining funding expected in 2011.
     There were no other material changes to our Capital Requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

     Total Indebtedness. Our total indebtedness as of March 31, 2011 and December 31, 2010, consisted of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in millions)
Term Loan	$487.5	$493.8
5.875% Senior Notes due April 2016	218.1	218.1
7.375% Senior Notes due November 2016	650.0	650.0
6.5% Senior Notes due September 2020	650.0	650.0
7.875% Senior Notes due November 2026	247.2	247.2
Convertible Junior Subordinated Debentures due 2066	373.8	373.3
6.34% Series B Bonds due December 2014	12.0	12.0
6.84% Series C Bonds due December 2016	33.0	33.0
Capital Lease Obligations	66.0	69.6
Fair value hedge adjustment	2.1	2.2
Other	0.7	0.8

Total Debt	$2,740.4	$2,750.0

     We were in compliance with all of the covenants of the Credit Facility, the 5.875% Senior Notes, the 7.375% Senior Notes, the 6.5% Senior Notes, the 7.875% Senior Notes and the Debentures as of March 31, 2011.
     On April 15, 2011, we used cash on hand to redeem our $218.1 million aggregate principal 5.875% Senior Notes due in April 2016 (the 5.875% Notes). In compliance with the terms of the indenture governing the 5.875% Notes, the redemption price was equal to 100.979% of the aggregate principal amount of the notes, plus accrued and unpaid interest to April 15, 2011. We recognized costs of $1.7 million associated with the redemption.
Historical Cash Flows

	Three Months Ended		Increase (Decreas e)
	March 31,		To Cash Flow
	2011	2010	$	%
	(Dollars in millions)
Net cash provided by operating activities	$220.6	$171.8	$48.8	28.4%
Net cash used in investing activities	(211.2)	(112.7)	(98.5)	(87.4)%
Net cash used in financing activities	(31.4)	(22.5)	(8.9)	(39.6)%
     Operating Activities. The changes from the prior year were driven by the following:
•	Increased operating cash flows generated from our Australian Mining operations driven by higher pricing combined with strong accounts receivable collections in the current year; partially offset by

•	Increased net margin posted for our Trading and Brokerage derivative instruments in the current year that resulted from the coal and freight price volatility experienced in the first quarter of 2011; and

•	Lower utilization of our accounts receivable securitization program in the current year.
     Investing Activities. The changes from the prior year were driven by the following:
•	Current year purchases of short-term investments of $100.0 million; and

•	Higher current year capital spending of $18.8 million related primarily to our organic growth projects in the U.S and Australia; partially offset by

•	Prior year acquisition of a $15.0 million equity investment.
     Financing Activities. The increase in cash used compared to the prior year was due to the following:
•	Current year increase in payments of long-term debt of $7.4 million primarily related to a scheduled quarterly payment on our term loan facility; and

•	Increased dividends paid of $4.7 million due to a higher dividend rate in the current year.

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
     Accounts Receivable Securitization. We have an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through our wholly-owned, bankruptcy-remote subsidiary (Seller). At March 31, 2011, we had $20.4 million available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, we contribute, on a revolving basis, trade receivables of most of our U.S. subsidiaries to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). After the sale we, as servicer of the assets, collect the receivables on behalf of the Conduits for a nominal servicing fee. We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under our Credit Facility, effectively managing our overall borrowing costs and providing an additional source for working capital. The securitization program extends to May 2012, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.
     The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2011, we received total consideration of $1,186.1 million related to accounts receivable sold under the securitization program, including $952.4 million of cash up front from the sale of the receivables, an additional $76.7 million of cash upon the collection of the underlying receivables, and $157.0 million that had not been collected at March 31, 2011 and was recorded at fair value which approximates carrying value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $150.0 million at March 31, 2011 and 2010.
     The securitization activity has been reflected in the condensed consolidated statements of cash flows as operating activity because both the cash received from the Conduits upon sale of receivables as well as the cash received from the Conduits upon the ultimate collection of receivables are not subject to significantly different risks given the short-term nature of our trade receivables. We recorded expense associated with securitization transactions of $0.6 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.
     Other Off-Balance Sheet Arrangements. During 2011, we entered into a bilateral cash collateralization agreement in support of certain letters of credit whereby we posted cash collateral in lieu of utilizing our Credit Facility. The capacity under this new agreement is $37.0 million, all of which was posted as collateral at March 31, 2011. As of March 31, we had a total of $79.7 million posted as collateral under such agreements. The cash collateral is classified within cash and cash equivalents given our ability to substitute letters of credit at any time for this cash collateral.
     See Note 11 to our unaudited condensed consolidated financial statements for a discussion of our guarantees.
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
     Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies remained unchanged at March 31, 2011. The following provides additional information about Level 3 fair value measurements.

     Level 3 Fair Value Measurements. In accordance with the “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board Accounting Standards Codification, we evaluate the quality and reliability of the assumptions and data used to measure fair value in the three level hierarchy, Levels 1, 2 and 3. Commodity swaps and options and physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements, with limited price availability were classified in Level 3. Indicators of less liquid markets are those with periods of low trade activity or when broker quotes reflect wide pricing spreads. Generally, our Level 3 instruments or contracts are valued using internally generated models that include bid/ask price quotations, other market assessments obtained from multiple, independent third-party brokers or other transactional data. While we do not anticipate any decrease in the number of third-party brokers or market liquidity, such events could erode the quality of market information and therefore the valuing of its market positions should the number of third-party brokers decrease or if market liquidity is reduced. Our valuation techniques also include basis adjustments for heat rate, sulfur and ash content, port and freight costs, and credit and nonperformance risk. We validate our valuation inputs with third-party information and settlement prices from other sources where available. We also consider credit and nonperformance risk in the fair value measurement by analyzing the counterparty’s exposure balance, credit rating and average default rate, net of any counterparty credit enhancements (e.g., collateral), as well as our own credit rating for financial derivative liabilities.
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
     Our Level 3 net financial assets represented approximately 1% and 3% of our total net financial assets as of March 31, 2011 and December 31, 2010, respectively. See Notes 5 and 6 to our unaudited condensed consolidated financial statements for additional information regarding fair value measurements.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
     See Note 2 to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The potential for changes in the market value of our coal and freight trading, crude oil, diesel fuel, natural gas, explosives, interest rate and currency portfolios is referred to as “market risk.” Market risk related to our coal trading and freight portfolio, which includes bilaterally-settled and exchange-settled over-the-counter trading as well as brokerage trading, is evaluated using a value at risk (VaR) analysis. VaR analysis is not used to evaluate our non-trading interest rate, diesel fuel, explosives and currency hedging portfolios or coal trading activities we employ in support of coal production (as discussed below). A description of each market risk category is set forth below. We attempt to manage market risks through diversification, controlling position sizes and executing hedging strategies. Due to lack of quoted market prices and the long-term, illiquid nature of the positions, we have not quantified market risk related to our non-trading, long-term coal supply agreement portfolio.
Coal Trading Activities
     Coal Price Risk Monitored Using VaR. We engage in direct and brokered trading of coal, ocean freight and fuel-related commodities in over-the-counter markets. These activities give rise to commodity price risk, which represents the potential loss that can be caused by an adverse change in the market value of a particular commitment. We actively measure, monitor and adjust traded position levels to remain within risk limits prescribed by management. For example, we have policies in place that limit the amount of risk, as measured by VaR, that we may assume at any point in time on trading and brokerage activities.

     We account for coal trading using the fair value method, which requires us to reflect financial instruments with third parties at market value in our consolidated financial statements. Our trading portfolio included forwards, swaps and options as of March 31, 2011.
     We perform a VaR analysis on our coal trading portfolio, which includes bilaterally-settled and exchange-settled over-the-counter and brokerage coal trading. The use of VaR allows us to quantify in dollars, on a daily basis, a measure of price risk inherent in our trading portfolio. VaR represents the expected loss in portfolio value due to adverse market movements over a defined time horizon (liquidation period) within a specified confidence level. Our VaR model is based on a variance/co-variance approach. This captures our exposure related to forwards, swaps and options positions. Our VaR model assumes a 5 to 15-day holding period and a 95% one-tailed confidence interval. This means that there is a one in 20 statistical chance that the portfolio would lose more than the VaR estimates during the liquidation period. Our volatility calculation incorporates an exponentially weighted moving average algorithm based on the previous 60 market days, which makes our volatility more representative of recent market conditions, while still reflecting an awareness of historical price movements. VaR does not estimate the maximum loss expected in the 5% of the time the portfolio value exceeds measured VaR.
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
     During the three months ended March 31, 2011, the actual low, high, and average VaR for our coal trading portfolio was $14.6 million, $30.6 million and $22.5 million, respectively.
     Other Risk Exposures. We also use our coal trading and brokerage platform to support various coal production-related activities. These transactions may involve coal to be produced from our mines, coal sourcing arrangements with third-party mining companies, equity/joint venture positions with producers or offtake agreements with producers. While the support activities (e.g. forward sale of coal to be produced and/or purchased) may ultimately involve market risk sensitive instruments, the sourcing of coal in these arrangements does not involve market risk sensitive instruments and does not encompass the commodity price risks that we monitor through VaR, as discussed above.
     There have been no other material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011, and have concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On October 24, 2008, we announced that our Board of Directors authorized a share repurchase program of up to $1 billion of the then outstanding shares of our common stock. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. Our Chairman and Chief Executive Officer also has the authority to direct us to repurchase up to $100 million of our common stock outside the share repurchase program. The repurchase program does not have an expiration date and may be discontinued at any time. Through March 31, 2011, we have made repurchases of 7.7 million shares at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the program.

				Maximum Dollar
				Value that May
			Total Number of	Yet Be Used to
	Total		Shares Purchased	Repurchase Shares
	Number of	Average	as Part of Publicly	Under the Publicly
	Shares	Price per	Announced	Announced Program
Period	Purchased(1)	Share	Program	(In millions)
January 1 through January 31, 2011	228,387	$63.90	—	$700.4
February 1 through February 28, 2011	—	—	—	700.4
March 1 through March 31, 2011	7,004	71.68	—	700.4

Total	235,391	$64.13	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock and upon the issuance of common stock related to performance units, which are not a part of the share repurchase program.
Item 5. Other Information.
Mine Safety Disclosures
     Safety is a core value that is integrated into all areas of our business. Our goal is to provide a workplace that is incident free. We believe that it is our responsibility to our employees to provide a superior safety and health environment. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; involving employees in safety processes; and recording, reporting and investigating accidents, incidents and losses to avoid reoccurrence. As part of our training, we collaborate with MSHA and other government agencies to identify and test emerging safety technologies. We also believe that personal accountability is key. Every employee commits to our safety goals and governing principles. Managers, frontline supervisors and employees are held responsible for individual safety and the safety of other employees.
     We also partner with several companies and governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protections for our employees. We have signed letters of intent to field test a new mine emergency vehicle under development by outside companies. We are in the process of installing new communications and tracking systems at our U.S. underground mines, which will allow persons on the surface to determine the location of and communicate with all persons underground. In addition, we are exploring the use of proximity detection and collision avoidance systems to enhance the safety around our large equipment fleets.

     As discussed above, our goal is to operate free of injuries, occupational illnesses, property damage and near misses. One of the ways we monitor safety performance is by incidence rate. We compute the incidence rate as the number of injuries (MSHA injury degree code 1 to 6) divided by employee hours worked, multiplied by 200,000 hours. Our incidence rate excludes the injuries and hours associated with office workers. The following table reflects our incidence rates:

	Three Months Ended March 31,
	2011	2010
U.S.	1.34	1.74

Australia	2.88	2.60

Total Peabody Energy Corporation	1.90	2.04

     For the U.S., the comparable MSHA incidence rate is from MSHA’s Mine Injury and Worktime Operators report and represents the all incidence rate for all U.S. coal mines, excluding the impact of office workers (“All Incidence Rate”). As of May 4, 2011, MSHA’s Mine Injury and Worktime Operators report for the three months ended March 31, 2011 had not yet been published. The All Incidence Rate for the three months ended March 31, 2010 was 3.49.
     We monitor MSHA compliance using violations per inspection day (in the U.S. only). We measure one inspection day for each visit to one of our mines by a MSHA inspector. For the three months ended March 31, 2011 and 2010, our violations per inspection day were 1.07 and 0.85, respectively.
     The following disclosures are provided pursuant to the recently enacted Dodd-Frank Act, which requires certain disclosures by companies required to file periodic reports under the Securities Exchange Act of 1934, as amended, that operate coal mines regulated under the Federal Mine Safety and Health Act of 1977 (the Mine Act). The disclosures reflect U.S. mining operations only as the requirements of the Dodd-Frank Act do not apply to our mines operated outside the U.S. Under the Dodd-Frank Act, the SEC is authorized to issue rules and regulations to carry out the purposes of these provisions. In December 2010, the SEC issued a proposed rule for the mine safety disclosures. With the comment period completed, a final rule is expected from the SEC in the second half of 2011.
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
     The table that follows reflects citations and orders issued to us by MSHA during the three months ended March 31, 2011, as reflected in our systems. Due to timing and other factors, our data may not agree with the mine data retrieval system maintained by MSHA. The proposed assessments for the three months ended March 31, 2011 were taken from the MSHA system as of May 3, 2011.
     Additional information follows about MSHA references used in the table.
•	Section 104 Citations: The total number of violations received from MSHA under section 104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

•	Section 104(b) Orders: The total number of orders issued by MSHA under section 104(b) of the Mine Act, which represents a failure to abate a citation under section 104(a) within the period of time prescribed by MSHA. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines that the violation has been abated.

•	Section 104(d) Citations and Orders: The total number of citations and orders issued by MSHA under section 104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

•	Section 110(b)(2) Violations: The total number of flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act.

•	Section 107(a) Orders: The total number of orders issued by MSHA under section 107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

•	Proposed MSHA Assessments: The total dollar value of proposed assessments from MSHA.

•	Fatalities: The total number of related fatalities.

				Section		Section				($)
	Section	Section		104(d)		104(e)	Section	Section		Proposed
Three Months Ended March 31, 2011	104	104(b)		Citations and		Potential Pattern	110(b)(2)	107(a)		MSHA
Mine(1)	Citations	Orders		Orders		of Violations	Violations	Orders		Assessments	Fatalities
										(in thousands)
Western U.S. Mining
Caballo	1	—		—		—	—	—		0.1	—
El Segundo	13	—		—		—	—	—		3.5	—
Kayenta	31	—		—		—	—	—		28.4		1
Lee Ranch	11	—		—		—	—	—		5.8	—
North Antelope Rochelle	3	—		—		—	—	—		—	—
Twentymile (Foidel Creek)	96	—			1	—	—	—		19.4	—
Midwestern U.S. Mining
Air Quality (Air Quality Mine and South Wash Plant)	136		1		1	—	—		1	147.3	—
Cottage Grove (Wildcat Hills-Cottage Grove Pit)	3	—		—		—	—	—		0.2	—
Farmersburg (2)	1	—		—		—	—	—		0.2	—
Francisco Underground	114	—			1	—	—	—		56.7	—
Francisco Surface (3)	6	—		—		—	—	—		—	—
Gateway	60	—		—		—	—	—		38.2	—
Viking (Viking-Corning and Knox Pit)	11	—		—		—	—	—		11.5	—
Wild Boar	3	—		—		—	—	—		0.3	—
Wildcat Hills Underground	60	—		—		—	—	—		32.7	—
Willow Lake (Willow Lake Portal and Central Preparation Plant)	266		1		6	—	—	—		192.5	—

(1)	The definition of mine under section 3 of the Mine Act includes the mine, as well as other items used in, or to be used in, or resulting from, the work of extracting coal, such as land, structures, facilities, equipment, machines, tools, and coal preparation facilities. Unless otherwise indicated, any of these other items associated with a single mine have been aggregated in the totals for that mine. Also, there are instances where the mine name per the MSHA system differs from the mine name utilized by us. Where applicable, we have parenthetically listed the name(s) of the mine per the MSHA system.

(2)	The Farmersburg Mine was closed in the fourth quarter of 2010.

(3)	The Francisco Surface Mine was closed in the fourth quarter of 2009.
     Pattern or Potential Pattern of Violations. During the three months ended March 31, 2011, none of the mines operated by us received written notice from MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under section 104(e) of the Mine Act or (b) the potential to have such a pattern.

     On November 19, 2010, we received a written notice from MSHA that a potential pattern of violations existed at our Willow Lake Mine. On March 15, 2011, the Willow Lake Mine was notified by MSHA that it will not be considered for a Pattern of Violation notice pursuant to section 104(e)(1) of the Mine Act as a result of the mine’s progress during the evaluation period.
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

     The table that follows presents information by mine regarding pending legal actions before the Commission at March 31, 2011. Each legal action is assigned a docket number by the Commission and may have as its subject matter one or more citations, orders, penalties or complaints.

Legal
Mine(1)	Actions
Western U.S. Mining
Kayenta	6
Lee Ranch	1
North Antelope Rochelle	12
Rawhide	4
Twentymile (Foidel Creek)	29
Midwestern U.S. Mining
Air Quality (Air Quality Mine and South Wash Plant)	37
Cottage Grove (Wildcat Hills-Cottage Grove Pit)	2
Francisco Underground	7
Gateway	14
Somerville Central	1
Vermilion Grove	1
Viking (Viking-Corning and Knot Pit)	1
Wildcat Hills Underground	1
Willow Lake (Willow Lake Portal and Central Preparation Plant)	47

(1)	The definition of mine under section 3 of the Mine Act includes the mine, as well as other items used in, or to be used in, or resulting from, the work of extracting coal, such as land, structures, facilities, equipment, machines, tools and coal preparation facilities. Unless otherwise indicated, any of these other items associated with a single mine have been aggregated in the totals for that mine. Also, there are instances where the mine name per the MSHA system differs from the mine name utilized by us. Where applicable, we have parenthetically listed the name(s) of the mine per the MSHA system.
Item 6. Exhibits.
     See Exhibit Index at page 50 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date: May 6, 2011	By:	/s/ MICHAEL C. CREWS
Michael C. Crews
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2008).

31.1*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Peabody Energy Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Peabody Energy Corporation’s Chief Financial Officer.

101**	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2011 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.

**	Submitted herewith.