Form 10-Q
period 2011-09-30
PEABODY ENERGY CORP
filed 2011-11-04
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X )    No ( )
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ( X )   No ( )
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( X )	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( )  No ( X )
There were 270,874,294 shares of common stock with a par value of $0.01 per share outstanding at October 28, 2011.

INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	1
Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	3
Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2011	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
Item 4. Controls and Procedures	55
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	55
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 5. Other Information	58
Item 6. Exhibits	65
SIGNATURE	66
EXHIBIT INDEX	67
EX-10.2
EX-10.4
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions, except per share data)
Revenues
Sales	$1,737.3	$1,663.4	$5,151.8	$4,618.3
Other revenues	298.6	201.3	637.0	423.4
Total revenues	2,035.9	1,864.7	5,788.8	5,041.7
Costs and expenses
Operating costs and expenses	1,458.8	1,243.3	4,119.7	3,526.7
Depreciation, depletion and amortization	113.7	116.7	327.8	327.3
Asset retirement obligation expense	15.0	9.9	43.9	30.3
Selling and administrative expenses	71.2	54.1	191.4	163.6
Other operating (income) loss:
Net gain on disposal or exchange of assets	(1.7)	(6.7)	(31.4)	(15.4)
Loss (income) from equity affiliates	3.2	2.7	9.0	(2.1)
Operating profit	375.7	444.7	1,128.4	1,011.3
Interest expense	59.2	62.2	159.3	170.1
Interest income	(4.1)	(2.8)	(11.7)	(5.4)
Income from continuing operations before income taxes	320.6	385.3	980.8	846.6
Income tax provision	37.1	147.7	224.7	257.2
Income from continuing operations, net of income taxes	283.5	237.6	756.1	589.4
Loss from discontinued operations, net of income taxes	(2.0)	(1.3)	(3.7)	(2.2)
Net income	281.5	236.3	752.4	587.2
Less: Net income attributable to noncontrolling interests	7.4	12.2	17.0	23.2
Net income attributable to common stockholders	$274.1	$224.1	$735.4	$564.0

Income From Continuing Operations
Basic earnings per share	$1.02	$0.84	$2.73	$2.11
Diluted earnings per share	$1.01	$0.83	$2.72	$2.09

Net Income Attributable to Common Stockholders
Basic earnings per share	$1.01	$0.84	$2.72	$2.10
Diluted earnings per share	$1.00	$0.83	$2.71	$2.08

Dividends declared per share	$0.085	$0.070	$0.255	$0.210
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
	(Amounts in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,401.6	$1,295.2
Accounts receivable, net of allowance for doubtful accounts of $23.3 at September 30, 2011 and $30.3 at December 31, 2010	591.4	558.2
Inventories	351.9	332.9
Assets from coal trading activities, net	66.0	192.5
Deferred income taxes	90.9	120.4
Other current assets	503.2	459.0
Total current assets	3,005.0	2,958.2
Property, plant, equipment and mine development
Land and coal interests	7,841.3	7,657.0
Buildings and improvements	1,087.7	1,079.8
Machinery and equipment	2,175.8	1,699.3
Less: accumulated depreciation, depletion and amortization	(3,296.7)	(3,010.0)
Property, plant, equipment and mine development, net	7,808.1	7,426.1
Investments and other assets	878.5	978.8
Total assets	$11,691.6	$11,363.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$43.8	$43.2
Liabilities from coal trading activities, net	62.6	181.7
Accounts payable and accrued expenses	1,334.9	1,288.8
Total current liabilities	1,441.3	1,513.7

Long-term debt, less current maturities	2,458.6	2,706.8
Deferred income taxes	499.6	539.8
Asset retirement obligations	537.3	501.3
Accrued postretirement benefit costs	965.6	963.9
Other noncurrent liabilities	466.7	448.3
Total liabilities	6,369.1	6,673.8

Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2011 or December 31, 2010	—	—
Series A Junior Participating Preferred Stock — $0.01 per share par value; 1,500,000 shares authorized, no shares issued or outstanding as of September 30, 2011 or December 31, 2010	—	—
Perpetual Preferred Stock — 800,000 shares authorized, no shares issued or outstanding as of September 30, 2011 or December 31, 2010	—	—
Series Common Stock — $0.01 per share par value; 40,000,000 shares authorized, no shares issued or outstanding as of September 30, 2011 or December 31, 2010	—	—
Common Stock — $0.01 per share par value; 800,000,000 shares authorized, 279,986,117 shares issued and 270,818,478 shares outstanding as of September 30, 2011 and 279,149,028 shares issued and 270,236,256 shares outstanding as of December 31, 2010	2.8	2.8
Additional paid-in capital	2,231.3	2,182.0
Retained earnings	3,544.7	2,878.4
Accumulated other comprehensive loss	(139.1)	(67.9)
Treasury shares, at cost: 9,167,639 shares as of September 30, 2011 and 8,912,772 shares as of December 31, 2010	(350.7)	(334.6)
Peabody Energy Corporation’s stockholders’ equity	5,289.0	4,660.7
Noncontrolling interests	33.5	28.6
Total stockholders’ equity	5,322.5	4,689.3
Total liabilities and stockholders’ equity	$11,691.6	$11,363.1

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$752.4	$587.2
Loss from discontinued operations, net of income taxes	3.7	2.2
Income from continuing operations, net of income taxes	756.1	589.4
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	327.8	327.3
Deferred income taxes	49.1	178.6
Share-based compensation	32.4	30.1
Net gain on disposal or exchange of assets	(31.4)	(15.4)
Loss (income) from equity affiliates	9.0	(2.1)
Changes in current assets and liabilities:
Accounts receivable	(12.5)	(124.3)
Accounts receivable securitization program	—	(154.6)
Inventories	(17.5)	(71.2)
Net assets from coal trading activities	71.7	(0.8)
Other current assets	(41.6)	19.9
Accounts payable and accrued expenses	(8.6)	116.5
Asset retirement obligations	27.8	20.3
Workers’ compensation obligations	0.3	5.6
Pension costs	25.5	17.5
Accrued postretirement benefit costs	26.6	18.4
Contributions to pension plans	(1.3)	(23.9)
Other, net	(19.3)	(27.8)
Net cash provided by continuing operations	1,194.1	903.5
Net cash used in discontinued operations	(3.6)	(11.3)
Net cash provided by operating activities	1,190.5	892.2
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(616.2)	(291.3)
Federal coal lease expenditures	(42.4)	—
Investment in Prairie State Energy Campus	(29.8)	(52.5)
Proceeds from disposal of assets	12.1	9.7
Investments in equity affiliates and joint ventures	(39.8)	(18.8)
Proceeds from sales of debt and equity securities	53.3	10.6
Purchases of debt and equity securities	(44.1)	(73.6)
Purchases of short-term investments	(100.0)	—
Maturity of short-term investments	100.0	—
Investment in shares of Macarthur Coal Limited	(45.5)	—
Other, net	(4.4)	(7.4)
Net cash used in investing activities	(756.8)	(423.3)
Cash Flows From Financing Activities
Proceeds from long-term debt	1.4	1,150.0
Payments of long-term debt	(248.4)	(1,148.5)
Dividends paid	(69.1)	(56.5)
Repurchase of employee common stock relinquished for tax withholding	(16.1)	(8.4)
Payment of debt issuance costs	(4.0)	(32.2)
Excess tax benefits related to share-based compensation	6.1	—
Proceeds from stock options exercised	4.5	5.9
Other, net	(1.7)	(0.5)
Net cash used in financing activities	(327.3)	(90.2)
Net change in cash and cash equivalents	106.4	378.7
Cash and cash equivalents at beginning of period	1,295.2	988.8
Cash and cash equivalents at end of period	$1,401.6	$1,367.5
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation’s Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2010	$2.8	$2,182.0	$(334.6)	$2,878.4	$(67.9)	$28.6	$4,689.3
Comprehensive income:
Net income	—	—	—	735.4	—	17.0	752.4
Net unrealized losses on available-for-sale securities (net of $2.3 tax benefit)	—	—	—	—	(4.3)	—	(4.3)
Decrease in fair value of cash flow hedges (net of $66.7 tax benefit)	—	—	—	—	(100.6)	—	(100.6)
Postretirement plans and workers’ compensation obligations (net of $12.8 tax provision)	—	—	—	—	33.7	—	33.7
Comprehensive income				735.4	(71.2)	17.0	681.2
Dividends paid	—	—	—	(69.1)	—	—	(69.1)
Share-based compensation	—	32.4	—	—	—	—	32.4
Excess tax benefits related to share-based compensation	—	6.1	—	—	—	—	6.1
Stock options exercised	—	4.5	—	—	—	—	4.5
Employee stock purchases	—	6.3	—	—	—	—	6.3
Repurchase of employee common stock relinquished for tax withholding	—	—	(16.1)	—	—	—	(16.1)
Distributions to noncontrolling interests	—	—	—	—	—	(13.5)	(13.5)
Contributions from noncontrolling interests	—	—	—	—	—	1.4	1.4
September 30, 2011	$2.8	$2,231.3	$(350.7)	$3,544.7	$(139.1)	$33.5	$5,322.5
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
The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2010 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2011.
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
(2) Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting update that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, an entity will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will become effective for interim and annual periods beginning after December 15, 2011, or on January 1, 2012 for the Company. Because the update only impacts financial statement presentation, the guidance will not impact the Company’s results of operations, financial condition or cash flows.
In January 2010, the FASB issued accounting guidance that required new fair value disclosures, including disclosures about significant transfers into and out of Level 1 and Level 2 fair-value measurements and a description of the reasons for the transfers. In addition, the guidance required new disclosures regarding activity in Level 3 fair value measurements, including a gross basis reconciliation. The Company began complying with the new fair value disclosure requirements beginning January 1, 2010, except for the disclosure of activity within Level 3 fair value measurements, which became effective January 1, 2011. While the adoption of this guidance had an impact on the Company's disclosures, it did not affect the Company's results of operations, financial condition or cash flows. In May 2011, the FASB issued additional fair value measurement disclosure requirements that were intended to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between United States (U.S.) generally accepted accounting principles (GAAP) and International Financial Reporting Standards. That update required the categorization by level for financial instruments not measured at fair value but for which disclosure of fair value is required, disclosure of all transfers between Level 1 and Level 2, and additional disclosures for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance will become effective for interim and annual periods beginning after December 15, 2011, or on January 1, 2012 for the Company. The guidance issued in May 2011 will impact the Company's disclosures, but it will not impact the Company's results of operations, financial condition or cash flows.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2010, the FASB issued an update to guidance on accounting for business combinations that clarified a public entity’s disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. The new guidance, which became effective on January 1, 2011, requires that, if comparative statements are presented, the public entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also requires the supplemental pro forma disclosures to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance will impact the Company’s pro forma disclosures related to any business combination transactions, but it will not impact the Company’s results of operations, financial condition or cash flows.
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
The Company did not have any held-to-maturity securities as of September 30, 2011 or December 31, 2010.
Investments in available-for-sale securities at September 30, 2011 were as follows:

Available-for-sale securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
Federal government securities	$5.2	$—	$—	$5.2
U.S. corporate bonds	4.6	—	—	4.6
Noncurrent:
Marketable equity securities	55.5	—	6.9	48.6
Federal government securities	11.4	0.2	—	11.6
U.S. corporate bonds	9.4	0.1	—	9.5
Total	$86.1	$0.3	$6.9	$79.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in available-for-sale securities at December 31, 2010 were as follows:

Available-for-sale securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
Federal government securities	$0.5	$—	$—	$0.5
U.S. corporate bonds	1.9	—	—	1.9
Noncurrent:
Federal government securities	9.2	—	—	9.2
U.S. corporate bonds	6.3	—	—	6.3
Total	$17.9	$—	$—	$17.9
Contractual maturities for available-for-sale investments in debt securities at September 30, 2011 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$9.8	$9.8
Due in one to five years	20.8	21.1
Total	$30.6	$30.9
The Company’s investments in marketable equity securities consists of an investment in Winsway Coking Coal Holdings Limited and shares purchased of Macarthur Coal Limited (Macarthur). For additional information on the Macarthur shares purchased, see Note 17.
Proceeds from sales of securities amounted to $1.5 million and realized gains on the sales amounted to $0.1 million for the three and nine months ended September 30, 2011.
In addition to the securities described above, the Company held investments in debt and equity securities related to the Company's pro-rata share of funding in the Newcastle Coal Infrastructure Group (NCIG).  During the nine months ended September 30, 2011, the Company sold all of its interests in these debt and equity securities. New debt securities were purchased for the funding of the next phase of NCIG's port expansion during the three months ended September 30, 2011. These debt securities are recorded at cost, which approximates fair value, and are denominated in U.S. dollars. The fair value of these securities was $29.4 million at September 30, 2011.
At each reporting date, the Company performs separate evaluations of debt and equity securities to determine if any unrealized losses are other-than-temporary. None of the securities that were in an unrealized loss position at September 30, 2011 has been so for greater than 12 months. The Company did not recognize any other-than-temporary losses on any of its investments during the nine months ended September 30, 2011.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Inventories
Inventories consisted of the following:

	September 30, 2011	December 31, 2010
	(Dollars in millions)
Materials and supplies	$109.8	$97.1
Raw coal	54.4	55.4
Saleable coal	187.7	180.4
Total	$351.9	$332.9
(5) Derivatives and Fair Value Measurements
Risk Management — Non-Coal Trading Activities
The Company is exposed to various types of risk in the normal course of business, including price risk on commodities utilized in the Company's operations, interest rate risk on long-term debt, and foreign currency exchange rate risk for non-U.S. dollar expenditures. In most cases, commodity price risk (excluding coal trading activities) related to the sale of coal is mitigated through the use of long-term, fixed-price contracts rather than through the use of financial instruments. For the price risk exposure on other commodities, as well as for the interest rate risk and foreign currency exchange rate risk, the Company utilizes financial derivative instruments to manage the risks related to these fluctuations. All of these risks are actively monitored in an effort to ensure compliance with the risk management policies of the Company.
     Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against changes in the fair value of the fixed rate debt that results from market interest rate changes. From time to time, the interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of September 30, 2011, the Company had no interest rate swaps in place.
     Foreign Currency Hedges. The Company is exposed to foreign currency exchange rate risk, primarily on Australian dollar expenditures made in its Australian Mining segment. This risk is managed by entering into forward contracts and options that the Company designates as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted foreign currency expenditures.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at September 30, 2011:

	Notional Amount by Year of Maturity
	Total	2011	2012	2013	2014	2015	2016 and thereafter
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$3,977.9	$391.3	$1,605.5	$1,210.6	$770.5	$—	$—
GBP£:US$ hedge contracts (GBP millions)	£6.5	£—	£6.5	£—	£—	£—	£—
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	188.9	21.4	83.9	57.9	25.7	—	—
U.S. explosives hedge contracts (million MMBtu)	8.8	1.1	3.9	2.6	1.2	—	—

	Account Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value Asset (Liability)
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$3,977.9	$—	$—	$412.5
GBP£:US$ hedge contracts (GBP millions)	£6.5	£—	£—	$(0.6)
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	188.9	—	—	$38.0
U.S. explosives hedge contracts (million MMBtu)	8.8	—	—	$(4.9)
     Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive loss” until the hedged transaction impacts reported earnings, at which time any gain or loss is reclassified to the consolidated statements of operations. To the extent that the periodic changes in the fair value of the derivatives exceed the changes in the hedged item, the ineffective portion of the periodic non-cash changes are recorded in the consolidated statements of operations in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes the mark-to-market movements in the consolidated statements of operations in the period of the change.
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
The Company’s derivative positions for the hedging of forecasted foreign currency expenditures contain a small measure of ineffectiveness due to timing differences between the hedge settlement and the purchase transaction, which could differ by less than a day and up to a maximum of 30 days.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-trading hedges during the three and nine months ended September 30, 2011 and 2010:

		Three Months Ended September 30, 2011
Financial Instrument	Statement of Operations Classification Gains (Losses) - Realized	Gain (loss) recognized in income on non-designated derivatives	Gain (loss) recognized in other comprehensive income on derivative (effective portion)	Gain (loss) reclassified from other comprehensive income into income (effective portion)	Gain (loss) reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Diesel fuel cash flow hedge contracts	Operating costs and expenses	$—	$(47.9)	$8.4	$(1.0)
Explosives cash flow hedge contracts	Operating costs and expenses	—	(3.3)	0.1	(0.2)
Foreign currency cash flow hedge contracts:
— Operating costs	Operating costs and expenses	—	(269.1)	92.2	—
— Capital expenditures	Depreciation, depletion and amortization	—	(0.5)	—	—
Total		$—	$(320.8)	$100.7	$(1.2)

		Three Months Ended September 30, 2010
Financial Instrument	Statement of Operations Classification Gains (Losses) - Realized	Gain (loss) recognized in income on non-designated derivatives	Gain (loss) recognized in other comprehensive income on derivative (effective portion)	Gain (loss) reclassified from other comprehensive income into income (effective portion)	Gain (loss) reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Diesel fuel cash flow hedge contracts	Operating costs and expenses	$—	$22.3	$(10.9)	$0.7
Explosives cash flow hedge contracts	Operating costs and expenses	—	(1.1)	(2.5)	—
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	434.7	38.5	—
Total		$—	$455.9	$25.1	$0.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Nine Months Ended September 30, 2011
Financial Instrument	Statement of Operations Classification Gains (Losses) - Realized	Gain (loss) recognized in income on non-designated derivatives	Gain (loss) recognized in other comprehensive income on derivative (effective portion)	Gain (loss) reclassified from other comprehensive income into income (effective portion)	Gain (loss) reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Diesel fuel cash flow hedge contracts	Operating costs and expenses	$—	$25.0	$28.4	$1.1
Explosives cash flow hedge contracts	Operating costs and expenses	—	(4.1)	—	(0.7)
Foreign currency cash flow hedge contracts:
— Operating costs	Operating costs and expenses	—	33.8	261.1	—
— Capital expenditures	Depreciation, depletion and amortization	—	(0.7)	—	—
Total		$—	$54.0	$289.5	$0.4

		Nine Months Ended September 30, 2010
Financial Instrument	Statement of Operations Classification Gains (Losses) - Realized	Gain (loss) recognized in income on non-designated derivatives(1)	Gain (loss) recognized in other comprehensive income on derivative (effective portion)	Gain (loss) reclassified from other comprehensive income into income (effective portion)	Gain (loss) reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Interest rate swaps cash flow hedge contracts	Interest expense	$(8.5)	$0.8	$(0.5)	$—
Diesel fuel cash flow hedge contracts	Operating costs and expenses	—	(7.5)	(27.3)	—
Explosives cash flow hedge contracts	Operating costs and expenses	—	(4.7)	(7.4)	—
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	355.3	104.4	—
Total		$(8.5)	$343.9	$69.2	$—

(1)	Amounts relate to swaps that were de-designated and terminated in conjunction with the refinancing of the Company’s previous credit facility.
Based on the net fair value of the Company’s non-coal trading positions held in “Accumulated other comprehensive loss” at September 30, 2011, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months associated with the Company’s foreign currency and diesel fuel hedge programs are expected to be approximately $230 million and $36 million, respectively. The unrealized losses to be realized under the explosives hedge program are expected to be approximately $3 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings will partially offset the realized transactions, while the unrealized losses will add incremental expense to the condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The classification and amount of derivatives presented on a gross basis as of September 30, 2011 and December 31, 2010 are as follows:

	Fair Value as of September 30, 2011
Financial Instrument	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(Dollars in millions)
Diesel fuel cash flow hedge contracts	$37.1	$14.3	$1.1	$12.3
Explosives cash flow hedge contracts	—	—	3.1	1.8
Foreign currency cash flow hedge contracts	243.2	203.2	13.0	21.5
Total	$280.3	$217.5	$17.2	$35.6

	Fair Value as of December 31, 2010
Financial Instrument	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(Dollars in millions)
Diesel fuel cash flow hedge contracts	$25.3	$26.9	$11.9	$—
Explosives cash flow hedge contracts	0.5	0.1	0.1	0.6
Foreign currency cash flow hedge contracts	273.5	366.6	—	—
Total	$299.3	$393.6	$12.0	$0.6
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
Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment in debt and equity securities	$79.5	$—	$—	$79.5
Commodity swaps and options — diesel fuel	—	38.0	—	38.0
Commodity swaps and options — explosives	—	(4.9)	—	(4.9)
Foreign currency hedge contracts	—	411.9	—	411.9
Total net financial assets	$79.5	$445.0	$—	$524.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment in debt securities	$17.9	$—	$—	$17.9
Commodity swaps and options — diesel fuel	—	40.3	—	40.3
Commodity swaps and options — explosives	—	(0.1)	—	(0.1)
Foreign currency hedge contracts	—	640.1	—	640.1
Total net financial assets	$17.9	$680.3	$—	$698.2
For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, exchange indices, broker quotes, published indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

•	Investment in debt and equity securities: valued based on quoted prices in active markets (Level 1).

•	Commodity swaps and options — diesel fuel and explosives: generally based on a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Foreign currency hedge contracts: valued utilizing inputs obtained in quoted public markets (Level 2).
The Company did not have any transfers between levels during the three or nine months ended September 30, 2011 or 2010 for its non-coal trading positions. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
     Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2011 and December 31, 2010:

•
Cash and cash equivalents, accounts receivable, including those within the Company’s accounts receivable securitization program, and accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the liquid nature of these instruments.

•
The Company’s investments in debt and equity securities related to the Company’s pro-rata share of funding in NCIG are included in “Investments and other assets” in the condensed consolidated balance sheets. The debt securities are recorded at cost, which approximates fair value.

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

The carrying amounts and estimated fair values of the Company’s debt are summarized as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$2,502.4	$2,645.3	$2,750.0	$2,960.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonperformance and Credit Risk
The fair value of the Company’s non-coal trading derivative assets and liabilities reflects adjustments for nonperformance and credit risk. The Company manages its counterparty risk through established credit standards, diversification of counterparties, utilizing investment grade commercial banks and continuous monitoring of counterparty creditworthiness. To reduce its credit exposure for these hedging activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties.
(6) Coal Trading
Risk Management
The Company engages in direct and brokered trading of coal, ocean freight and fuel-related commodities in over-the-counter markets (coal trading), some of which is subsequently exchange-cleared and some of which is bilaterally-settled. Except those for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for on a fair value basis.
The Company’s policy is to include instruments associated with coal trading transactions as a part of its trading book. Trading revenues are recorded in “Other revenues” in the unaudited condensed consolidated statements of operations and include realized and unrealized gains and losses on derivative instruments, including coal deliveries related to contracts accounted for under the normal purchases and normal sales exception. Therefore, the Company has elected the trading exemption to reflect the disclosures for its coal trading activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
Trading Revenues by Type of Instrument	2011	2010	2011	2010
	(Dollars in millions)
Commodity swaps and options	$(0.6)	$38.9	$(26.6)	$29.5
Physical commodity purchase/sale contracts	29.6	23.2	60.9	141.5
Total trading revenues	$29.0	$62.1	$34.3	$171.0
Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive loss” until the hedged transaction impacts reported earnings, at which time gains and losses are reclassified to the unaudited consolidated statements of operations at the time of the recognition of the underlying hedged item. To the extent that the periodic changes in the fair value of the derivatives exceed the changes in the hedged item, the ineffective portion of the periodic non-cash changes are recorded in the unaudited consolidated statements of operations in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes the mark-to-market movements in the unaudited consolidated statements of operations in the period of the change.
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
Forecasted Transactions No Longer Probable. During the nine months ended September 30, 2011, the Company reclassified losses of $9.1 million out of “Accumulated other comprehensive loss” to earnings as the underlying forecasted transactions were deemed no longer probable of occurring.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The fair value of assets and liabilities from coal trading activities is set forth below:

	September 30, 2011		December 31, 2010
	Gross Basis	Net Basis	Gross Basis	Net Basis
	(Dollars in millions)
Assets from coal trading activities	$590.5	$66.0	$1,706.2	$192.5
Liabilities from coal trading activities	(660.5)	(62.6)	(1,843.5)	(181.7)
Subtotal	(70.0)	3.4	(137.3)	10.8
Net margin posted (1)	73.4	—	148.1	—
Net value of coal trading positions	$3.4	$3.4	$10.8	$10.8

(1)
Represents margin posted with counterparties and exchanges of $73.4 million at September 30, 2011; and margin posted with counterparties and exchanges of $148.2 million, net of margin held of $0.1 million, at December 31, 2010. In addition, at December 31, 2010, the Company held letters of credit of $5.0 million from counterparties in lieu of margin posted. Of the margin posted at September 30, 2011, approximately 94% related to cash flow hedges.

The Company’s trading assets and liabilities are generally made up of forward contracts, financial swaps and margin. The fair value of coal trading positions, before the application of margin, designated as cash flow hedges of anticipated future sales was a liability of $109.5 million and $174.2 million as of September 30, 2011 and December 31, 2010, respectively.
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swaps and options	$15.1	$3.9	$—	$19.0
Physical commodity purchase/sale contracts	—	(23.8)	8.2	(15.6)
Total net financial assets (liabilities)	$15.1	$(19.9)	$8.2	$3.4

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swaps and options	$10.7	$(76.2)	$—	$(65.5)
Physical commodity purchase/sale contracts	—	57.7	18.6	76.3
Total net financial assets (liabilities)	$10.7	$(18.5)	$18.6	$10.8
For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including U.S. interest rate curves, LIBOR yield curves, Chicago Mercantile Exchange (CME), New York Mercantile Exchange (NYMEX), Intercontinental Exchange indices (ICE), NOS Clearing ASA, LCH.Clearnet (formerly known as the London Clearing House), Singapore Exchange (SGX), broker quotes, published indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commodity swaps and options and physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements with limited price availability, were classified in Level 3. Indicators of less liquid markets are those with periods of low trade activity or when broker quotes reflect wide pricing spreads. Generally, the Company’s Level 3 instruments or contracts are valued using internally generated models that include bid/ask price quotations, other market assessments obtained from multiple, independent third-party brokers or other transactional data. While the Company does not anticipate any decrease in the number of third-party brokers or market liquidity, such events could erode the quality of market information and therefore the valuing of its market positions should the number of third-party brokers decrease or if market liquidity is reduced. The Company’s valuation techniques also include basis adjustments for heat rate, sulfur and ash content, port and freight costs and credit and nonperformance risk. The Company validates its valuation inputs with third-party information and settlement prices from other sources where available. The Company has consistently applied these valuation techniques in all periods presented, and believes it has obtained the most accurate information available for the types of derivative contracts held.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Beginning of period	$9.9	$13.8	$18.6	$17.0
Total gains (losses) realized/unrealized:
Included in earnings	(1.4)	2.1	10.7	(0.6)
Included in other comprehensive income	—	0.2	—	0.3
Settlements	(1.3)	(0.7)	(3.1)	(1.4)
Transfers in (out)	1.0	0.8	(18.0)	0.9
End of period	$8.2	$16.2	$8.2	$16.2
The following table summarizes the changes in unrealized gains (losses) relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$(1.1)	$1.2	$8.7	$3.5

(1)
Within the unaudited condensed consolidated statements of operations for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

The Company did not have any significant transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2011 or 2010. During the nine months ended September 30, 2011, certain of the Company’s physical commodity purchase/sale contracts were transferred from Level 3 to Level 2 as the settlement dates entered a more liquid market. There were no significant transfers in or out of Level 3 during the three or nine months ended September 30, 2010. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive loss” at September 30, 2011, unrealized losses to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $76 million. As these unrealized losses are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the realized transactions in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2011, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage of
Expiration	Portfolio Total
2011	33%
2012	46%
2013	9%
2014	8%
2015	4%
100%
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
At September 30, 2011, 35% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties while 54% was with non-investment grade counterparties and 11% was with counterparties that are not rated.
     Performance Assurances and Collateral. Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), the counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at September 30, 2011 and December 31, 2010, would have amounted to collateral postings of approximately $48 million and $160 million, respectively, to its counterparties. As of September 30, 2011, $1.0 million of collateral was posted to counterparties for such positions while $5.8 million was posted at December 31, 2010 (reflected in “Liabilities from coal trading activities, net”).
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. If a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties would have been approximately $2 million at September 30, 2011 and zero at December 31, 2010 based on the aggregate fair value of all derivative trading instruments with such features that were in a net liability position. As of September 30, 2011, the Company had zero posted for such instruments in a net liability position. As of December 31, 2010, $5.0 million of margin was posted with a counterparty due to timing and market fluctuations (reflected in “Liabilities from coal trading activities, net”).
The Company is required by an exchange to post certain collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of September 30, 2011 and December 31, 2010, the Company had posted initial margin of $58.9 million and $39.5 million, respectively (reflected in “Other current assets”). In addition, the Company had posted $13.0 million and $4.4 million of margin in excess of the exchange-required variation (discussed below) and initial margin as of September 30, 2011 and December 31, 2010, respectively (also reflected in “Other current assets”).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is required to post collateral on positions that are in a net liability position with an exchange, known as variation margin, which was $72.4 million as of September 30, 2011 and $137.4 million as of December 31, 2010 (reflected in “Liabilities from coal trading activities, net”).
(7) Income Taxes
The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Expected income tax provision at federal statutory rate	$112.2	$134.9	$343.3	$296.3
Excess depletion	(13.9)	(25.8)	(39.0)	(44.4)
Foreign earnings provision differential	(34.9)	(29.8)	(84.5)	(57.1)
Foreign earnings repatriation	—	84.5	—	84.5
Remeasurement of foreign income tax accounts	(38.7)	42.7	(16.9)	28.8
State income taxes, net of U.S. federal tax benefit	4.8	2.1	10.5	7.0
General business tax credits	(4.4)	(5.6)	(12.4)	(13.1)
Changes in valuation allowance	2.5	(63.7)	7.0	(45.6)
Changes in tax reserves	6.0	2.2	10.8	(4.9)
Other, net	3.5	6.2	5.9	5.7
Total provision	$37.1	$147.7	$224.7	$257.2
(8) Long-Term Debt
The Company’s total indebtedness consisted of the following at:

	September 30, 2011	December 31, 2010
	(Dollars in millions)
Term Loan	$475.0	$493.8
5.875% Senior Notes due April 2016	—	218.1
7.375% Senior Notes due November 2016	650.0	650.0
6.5% Senior Notes due September 2020	650.0	650.0
7.875% Senior Notes due November 2026	247.3	247.2
Convertible Junior Subordinated Debentures due 2066	374.7	373.3
6.34% Series B Bonds due December 2014	12.0	12.0
6.84% Series C Bonds due December 2016	33.0	33.0
Capital lease obligations	58.6	69.6
Fair value hedge adjustment	—	2.2
Other	1.8	0.8
Total Debt	$2,502.4	$2,750.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Long-Term Debt
Other than the debt related activities discussed in Subsequent Events (Note 17), there were no other significant changes to the Company’s long-term debt since December 31, 2010.
(9) Pension and Postretirement Benefit Costs
Net periodic pension costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(Dollars in millions)
Service cost for benefits earned	$0.4	$0.4	$1.3	$1.2
Interest cost on projected benefit obligation	12.4	12.6	37.3	37.8
Expected return on plan assets	(16.1)	(14.6)	(48.3)	(43.8)
Amortization of prior service cost	0.3	0.4	0.8	1.1
Amortization of actuarial loss	7.5	5.4	22.5	16.4
Net periodic pension costs	$4.5	$4.2	$13.6	$12.7
As of September 30, 2011, the Company’s qualified defined benefit pension plans were at or above the thresholds of the Pension Protection Act of 2006 to avoid benefit restrictions and at-risk penalties for 2011. No contributions to the qualified plans are expected during 2011. However, the Company does expect to make contributions to its non-qualified defined benefit pension plans during 2011 totaling less than $2 million.
Net periodic postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(Dollars in millions)
Service cost for benefits earned	$3.6	$3.5	$10.1	$9.7
Interest cost on accumulated postretirement benefit obligation	14.5	14.7	43.4	43.8
Amortization of prior service cost	0.8	0.5	1.8	1.5
Amortization of actuarial loss	6.7	6.8	20.2	19.5
Net periodic postretirement benefit costs	$25.6	$25.5	$75.5	$74.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Comprehensive Income
The following table sets forth the after-tax components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Net income	$281.5	$236.3	$752.4	$587.2
Net increase (decrease) in fair value of cash flow hedges, net of income taxes	(197.4)	268.1	(100.6)	135.9
Net unrealized losses on available-for-sale securities, net of income taxes	(4.5)	—	(4.3)	—
Change in actuarial loss and prior service cost associated with postretirement plans and workers’ compensation obligations, net of income taxes	10.2	11.2	33.7	27.2
Comprehensive income	$89.8	$515.6	$681.2	$750.3
Comprehensive income differs from net income by the amount of unrealized gains or losses resulting from valuation changes of the Company’s cash flow hedges (see Note 5 and Note 6) or its available-for-sale securities (see Note 3) and the change in actuarial loss and prior service cost (see Note 9) during the periods presented. None of the reconciling items between net income and comprehensive income relates to the Company’s noncontrolling interests for the periods presented.
(11) Other Commercial Events
In June 2011, the Company exchanged coal reserves in Kentucky and coal reserves and surface lands in Illinois for coal reserves in West Virginia. Based on the fair value of the coal reserves received, the Company recognized a $23.5 million gain on the exchange. Fair value was determined by using a discounted cash flow model that included assumptions for future coal sales prices, operating costs and the discount rate. This non-cash transaction was excluded from the investing section of the unaudited condensed consolidated statement of cash flows.
In June 2011, the Company recognized income associated with the receipt of a $14.6 million project development fee related to its involvement in the Prairie State Energy Campus (Prairie State), a 1,600 megawatt coal-fueled electricity generation project currently under construction.
(12) Earnings per Share (EPS)
Basic and diluted EPS are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stock awards are considered participating securities because holders are entitled to receive non-forfeitable dividends during the vesting term. Diluted EPS includes securities that could potentially dilute basic EPS during a reporting period, which for the Company includes the Debentures and share-based compensation awards.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The computation of diluted EPS excludes anti-dilutive shares of approximately 0.2 million for the three and nine months ended September 30, 2011 and less than 0.1 million for the three and nine months ended September 30, 2010. These anti-dilutive shares were due to certain share-based compensation awards calculated under the treasury stock method. This anti-dilution generally occurs where the exercise prices are higher than the average market value of the Company’s stock price during the applicable period.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions, except per share amounts)
EPS numerator:
Income from continuing operations, net of income taxes	$283.5	$237.6	$756.1	$589.4
Less: Net income attributable to noncontrolling interests	7.4	12.2	17.0	23.2
Income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	276.1	225.4	739.1	566.2
Less: Earnings allocated to participating securities	(1.6)	(1.7)	(4.2)	(4.1)
Income from continuing operations attributable to common stockholders, after earnings allocated to participating securities (1)	274.5	223.7	734.9	562.1
Loss from discontinued operations, net of income taxes	(2.0)	(1.3)	(3.7)	(2.2)
Net income attributable to common stockholders, after earnings allocated to participating securities (1)	$272.5	$222.4	$731.2	$559.9

EPS denominator:
Weighted average shares outstanding — basic	269.2	267.1	269.0	266.7
Impact of dilutive securities	1.4	1.5	1.5	1.7
Weighted average shares outstanding — diluted	270.6	268.6	270.5	268.4

Basic EPS attributable to common stockholders:
Income from continuing operations	$1.02	$0.84	$2.73	$2.11
Loss from discontinued operations	(0.01)	—	(0.01)	(0.01)
Net income	$1.01	$0.84	$2.72	$2.10

Diluted EPS attributable to common stockholders:
Income from continuing operations	$1.01	$0.83	$2.72	$2.09
Loss from discontinued operations	(0.01)	—	(0.01)	(0.01)
Net income	$1.00	$0.83	$2.71	$2.08

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the periods presented.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Financial Instruments and Guarantees with Off-Balance Sheet Risk
In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.
Financial Instruments with Off-Balance Sheet Risk
As of September 30, 2011, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other(1)	Total
	(Dollars in millions)
Self bonding	$936.9	$—	$—	$—	$936.9
Surety bonds	606.4	104.7	6.2	10.4	727.7
Bank guarantees	127.4	—	—	139.2	266.6
Letters of credit	—	—	62.2	2.8	65.0
Bilateral cash collateralization agreements	—	—	—	79.7	79.7
	$1,670.7	$104.7	$68.4	$232.1	$2,075.9

(1)
Other includes letter of credit and bilateral cash collateralization agreement obligations described below and an additional $149.6 million in bank guarantees and surety bonds related to collateral for surety companies, road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of September 30, 2011, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million. The Company has a bilateral cash collateralization agreement for these letters of credit whereby the Company posted cash collateral in lieu of utilizing the Company’s unsecured credit facility (Credit Facility). See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for more information on the Company’s Credit Facility. Such cash collateral is classified within "Cash and cash equivalents" given the Company has the ability to substitute letters of credit at any time for this cash collateral and it is, therefore, readily available to the Company.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. The Company has a bilateral cash collateralization agreement for this letter of credit whereby the Company posted cash collateral in lieu of utilizing the Company’s Credit Facility. Such cash collateral is classified within "Cash and cash equivalents" given the Company has the ability to substitute a letter of credit at any time for this cash collateral and it is, therefore, readily available to the Company. On November 19, 2002, TXU Europe Limited was placed under the administration process in the United Kingdom (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of September 30, 2011. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At September 30, 2011, the Company had a $2.8 million letter of credit outstanding for collateral for bank guarantees issued with respect to certain performance obligations related to some of the Company’s Australian mines.
Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly-owned, bankruptcy-remote subsidiary (Seller). At September 30, 2011, the Company had $61.9 million available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes, on a revolving basis, trade receivables of most of the Company’s U.S. subsidiaries to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the Company’s Credit Facility, effectively managing its overall borrowing costs and providing an additional source for working capital. The securitization program extends to May 2012, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the nine months ended September 30, 2011, the Company received total consideration of $3,740.9 million related to accounts receivable sold under the securitization program, including $2,831.7 million of cash up front from the sale of the receivables, an additional $674.4 million of cash upon the collection of the underlying receivables, and $234.8 million that had not been collected at September 30, 2011 and was recorded at fair value which approximates carrying value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $150.0 million at September 30, 2011 and December 31, 2010.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.4 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.
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
From time to time, the Company enters into coal off-take agreements with counterparties where, as a part of the arrangements, the Company may provide certain financial guarantees on behalf of the counterparties. As of September 30, 2011, the Company had in place guarantees of $10.0 million on behalf of its counterparties relating to such agreements. To mitigate risk, the Company places liens on the counterparties' production equipment or requires performance bonds.

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
(14) Commitments and Contingencies
Commitments
As of September 30, 2011, purchase commitments for capital expenditures were $521.4 million, all of which is obligated within the next five years with $477.6 million obligated in the next 12 months.
A subsidiary of the Company owns a 5.06% undivided interest in Prairie State. The Company invested $29.8 million during the nine months ended September 30, 2011, representing its 5.06% share of the construction costs. Included in “Investments and other assets” in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 are costs of $232.3 million and $202.5 million, respectively. The Company’s share of total construction costs for Prairie State is expected to be approximately $250 million with most of the remaining funding expected in 2011.
In July 2011, the Company was named the winning bidder for control of approximately 220 million tons of low sulfur coal reserves in the Powder River Basin of Wyoming that will be assigned to the Company’s Caballo Mine. The Company made its first payment of $42.1 million in July 2011, with the remaining annual payments of $42.1 million to be made in July of each of the next four years. The related lease was executed by the U.S. Bureau of Land Management effective November 1, 2011.
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
Litigation Relating to Continuing Operations
     Navajo Nation Litigation. On June 18, 1999, the Navajo Nation served three of the Company’s subsidiaries, including Peabody Western Coal Company (Peabody Western), with a complaint that had been filed in the U.S. District Court for the District of Columbia which alleged that the defendants jointly participated in unlawful activity to obtain favorable coal lease amendments. The plaintiff sought actual and punitive damages and the termination and reformation of two coal leases. The court allowed the Hopi Tribe to intervene in this lawsuit, and the Hopi Tribe sought unspecified actual and punitive damages and reformation of its coal lease. One of the Company’s subsidiaries named as a defendant is now a subsidiary of Patriot Coal Corporation (Patriot). However, the Company was responsible for this litigation under the Separation Agreement entered into with Patriot in connection with the spin-off.
In October 2010, the Company and the other defendants settled the Hopi claims, and the court dismissed those claims. In August 2011, the Company and other defendants settled the Navajo claims, and agreed to dismiss all of the pending litigation with prejudice. In connection with this settlement, the Company recorded a provision totaling $24.5 million in the nine months ended September 30, 2011. The court has dismissed this lawsuit, and this matter has concluded.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gulf Power Company Litigation. On June 22, 2006, Gulf Power Company (Gulf Power) filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company’s subsidiary under a coal supply agreement with Gulf Power and seeking damages for alleged past and future tonnage shortfalls of nearly five million tons under the agreement, which expired on December 31, 2007. Gulf Power filed a motion for partial summary judgment on liability, and the Company subsidiary filed a motion for summary judgment seeking complete dismissal. On June 30, 2009, the court granted Gulf Power’s motion for partial summary judgment and denied the Company subsidiary’s motion for summary judgment. The damages portion of the trial was held in February 2010. On September 30, 2010, the court entered its order on damages, awarding Gulf Power zero dollars in damages and the Company its costs to defend the lawsuit. The Company is also seeking its reasonable attorney’s fees incurred since October 15, 2008. On November 1, 2010, Gulf Power filed a motion to alter or amend the judgment, contesting the trial court’s damages order, to which the Company objected. The court entered an order on July 29, 2011, that (1) affirmed its September 30, 2010 decision in all respects except for 2007 cover coal purchases, (2) granted in part Gulf Power’s motion to alter judgment with respect to 2007 cover coal purchases, and (3) scheduled a hearing for August 25, 2011 to consider further evidence on expenses saved by Gulf Power in its 2007 cover coal purchases. On September 30, 2011, the court entered an order awarding Gulf Power damages in the amount of $20.5 million for its 2007 cover purchases. On October 4, 2011, the court ordered Gulf Power to submit within 10 days a calculation of the amount of interest to which it claims it is entitled, and Gulf Power has responded to the order requesting $6.9 million in prejudgment interest. On October 26, 2011, the court entered an order extending the time for filing notices of appeal until November 28, 2011 and referred the matter to a magistrate for a settlement conference prior to that date.  The court will defer ruling on prejudgment interest until after the settlement conference. The Company's subsidiary filed a notice of appeal on October 31, 2011. Based on the Company's evaluation of information currently available concerning the issues and their potential impact, the Company believes it will be successful in the liability appeals process and, therefore, no liability has been recorded at this time.
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
Gold Fields and several other companies are defendants in a property damage lawsuit pending in the U.S. District Court for the Northern District of Oklahoma arising from past operations near Picher, Oklahoma. The plaintiffs are seeking compensatory damages for diminution in property values and punitive damages. This case was originally filed as putative class actions, but the court denied class certification and the case was subsequently amended to include a number of individual plaintiffs. Gold Fields was also a defendant in another case alleging property damage and pending in the U.S. District Court for the Northern District of Oklahoma arising out of past operations near Picher, Oklahoma, but the court granted summary judgment in Company's favor in that case.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Environmental Claims and Litigation
Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Superfund Amendments and Reauthorization Act of 1986. Claims were asserted at 13 additional sites, bringing the total to 18, which have since been reduced to 11 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $53.4 million as of September 30, 2011 and $51.1 million as of December 31, 2010, $9.6 million and $6.3 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Operating segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Revenues:
Western U.S. Mining	$758.5	$707.4	$2,124.5	$2,021.6
Midwestern U.S. Mining	385.1	317.1	1,080.0	949.8
Australian Mining	757.4	733.4	2,223.3	1,777.3
Trading and Brokerage	131.5	101.8	329.5	273.7
Corporate and Other	3.4	5.0	31.5	19.3
Total	$2,035.9	$1,864.7	$5,788.8	$5,041.7

Adjusted EBITDA:
Western U.S. Mining	$218.7	$215.7	$532.2	$630.9
Midwestern U.S. Mining	104.0	77.2	295.9	222.7
Australian Mining	243.3	323.2	810.7	670.1
Trading and Brokerage	57.4	44.3	134.6	91.0
Corporate and Other	(119.0)	(89.1)	(273.3)	(245.8)
Total	$504.4	$571.3	$1,500.1	$1,368.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of Adjusted EBITDA to consolidated income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Total Adjusted EBITDA	$504.4	$571.3	$1,500.1	$1,368.9
Depreciation, depletion and amortization	113.7	116.7	327.8	327.3
Asset retirement obligation expense	15.0	9.9	43.9	30.3
Interest expense	59.2	62.2	159.3	170.1
Interest income	(4.1)	(2.8)	(11.7)	(5.4)
Income tax provision	37.1	147.7	224.7	257.2
Income from continuing operations, net of income taxes	$283.5	$237.6	$756.1	$589.4

(16) Supplemental Guarantor/Non-Guarantor Financial Information
In accordance with the indentures governing the 6.875% Senior Notes due March 2013 (redeemed in the third quarter of 2010), the 5.875% Senior Notes due April 2016 (redeemed in the second quarter of 2011 as discussed in Note 8), the 7.375% Senior Notes due November 2016, the 6.5% Senior Notes due September 2020 and the 7.875% Senior Notes due November 2026 (collectively the Senior Notes), certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,229.9	$850.0	$(44.0)	$2,035.9
Costs and expenses
Operating costs and expenses	(99.3)	922.9	679.2	(44.0)	1,458.8
Depreciation, depletion and amortization	—	72.1	41.6	—	113.7
Asset retirement obligation expense	—	11.2	3.8	—	15.0
Selling and administrative expenses	8.0	52.5	10.7	—	71.2
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(1.8)	0.1	—	(1.7)
(Income) loss from equity affiliates	(252.5)	2.7	0.5	252.5	3.2
Interest expense	61.0	13.7	1.9	(17.4)	59.2
Interest income	(4.1)	(5.2)	(12.2)	17.4	(4.1)
Income from continuing operations before income taxes	286.9	161.8	124.4	(252.5)	320.6
Income tax provision (benefit)	12.9	48.3	(24.1)	—	37.1
Income from continuing operations, net of income taxes	274.0	113.5	148.5	(252.5)	283.5
Gain (loss) from discontinued operations, net of income taxes	0.1	(2.1)	—	—	(2.0)
Net income	274.1	111.4	148.5	(252.5)	281.5
Less: Net income attributable to noncontrolling interests	—	—	7.4	—	7.4
Net income attributable to common stockholders	$274.1	$111.4	$141.1	$(252.5)	$274.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,059.9	$1,045.3	$(240.5)	$1,864.7
Costs and expenses
Operating costs and expenses	(24.8)	763.9	744.7	(240.5)	1,243.3
Depreciation, depletion and amortization	—	76.2	40.5	—	116.7
Asset retirement obligation expense	—	7.1	2.8	—	9.9
Selling and administrative expenses	5.5	47.3	1.3	—	54.1
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(7.1)	0.4	—	(6.7)
(Income) loss from equity affiliates	(248.5)	1.3	1.4	248.5	2.7
Interest expense	61.6	13.9	3.7	(17.0)	62.2
Interest income	(4.0)	(5.2)	(10.6)	17.0	(2.8)
Income from continuing operations before income taxes	210.2	162.5	261.1	(248.5)	385.3
Income tax provision (benefit)	(14.8)	55.1	107.4	—	147.7
Income from continuing operations, net of income taxes	225.0	107.4	153.7	(248.5)	237.6
Loss from discontinued operations, net of income taxes	(0.9)	(0.4)	—	—	(1.3)
Net income	224.1	107.0	153.7	(248.5)	236.3
Less: Net income attributable to noncontrolling interests	—	—	12.2	—	12.2
Net income attributable to common stockholders	$224.1	$107.0	$141.5	$(248.5)	$224.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$3,482.5	$2,524.5	$(218.2)	$5,788.8
Costs and expenses
Operating costs and expenses	(289.3)	2,671.2	1,956.0	(218.2)	4,119.7
Depreciation, depletion and amortization	—	215.6	112.2	—	327.8
Asset retirement obligation expense	—	31.2	12.7	—	43.9
Selling and administrative expenses	24.9	151.0	15.5	—	191.4
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(32.3)	0.9	—	(31.4)
(Income) loss from equity affiliates	(664.3)	6.4	2.6	664.3	9.0
Interest expense	162.3	40.6	7.7	(51.3)	159.3
Interest income	(12.8)	(15.8)	(34.4)	51.3	(11.7)
Income from continuing operations before income taxes	779.2	414.6	451.3	(664.3)	980.8
Income tax provision	43.1	109.9	71.7	—	224.7
Income from continuing operations, net of income taxes	736.1	304.7	379.6	(664.3)	756.1
Loss from discontinued operations, net of income taxes	(0.7)	(3.0)	—	—	(3.7)
Net income	735.4	301.7	379.6	(664.3)	752.4
Less: Net income attributable to noncontrolling interests	—	—	17.0	—	17.0
Net income attributable to common stockholders	$735.4	$301.7	$362.6	$(664.3)	$735.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$3,123.9	$2,530.5	$(612.7)	$5,041.7
Costs and expenses
Operating costs and expenses	(65.7)	2,286.2	1,918.9	(612.7)	3,526.7
Depreciation, depletion and amortization	—	221.3	106.0	—	327.3
Asset retirement obligation expense	—	22.1	8.2	—	30.3
Selling and administrative expenses	23.0	133.8	6.8	—	163.6
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(15.6)	0.2	—	(15.4)
(Income) loss from equity affiliates	(639.6)	5.0	4.4	628.1	(2.1)
Interest expense	168.6	39.4	11.2	(49.1)	170.1
Interest income	(11.6)	(16.1)	(26.8)	49.1	(5.4)
Income from continuing operations before income taxes	525.3	447.8	501.6	(628.1)	846.6
Income tax provision (benefit)	(39.6)	143.0	153.8	—	257.2
Income from continuing operations, net of income taxes	564.9	304.8	347.8	(628.1)	589.4
Loss from discontinued operations, net of income taxes	(0.9)	(1.3)	—	—	(2.2)
Net income	564.0	303.5	347.8	(628.1)	587.2
Less: Net income attributable to noncontrolling interests	—	—	23.2	—	23.2
Net income attributable to common stockholders	$564.0	$303.5	$324.6	$(628.1)	$564.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$957.9	$1.0	$442.7	$—	$1,401.6
Accounts receivable, net	4.6	53.8	533.0	—	591.4
Inventories	—	204.3	147.6	—	351.9
Assets from coal trading activities, net	—	16.1	49.9	—	66.0
Deferred income taxes	—	62.6	34.4	(6.1)	90.9
Other current assets	281.2	77.8	144.2	—	503.2
Total current assets	1,243.7	415.6	1,351.8	(6.1)	3,005.0
Property, plant, equipment and mine development, net	—	4,801.4	3,006.7	—	7,808.1
Deferred income taxes	3.1	—	—	(3.1)	—
Investments and other assets	9,845.7	204.5	155.2	(9,326.9)	878.5
Total assets	$11,092.5	$5,421.5	$4,513.7	$(9,336.1)	$11,691.6

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$25.0	$—	$18.8	$—	$43.8
Payables to (receivables from) affiliates, net	2,445.3	(2,621.7)	176.4	—	—
Liabilities from coal trading activities, net	—	8.8	53.8	—	62.6
Deferred income taxes	6.1	—	—	(6.1)	—
Accounts payable and accrued expenses	67.5	740.6	526.8	—	1,334.9
Total current liabilities	2,543.9	(1,872.3)	775.8	(6.1)	1,441.3
Long-term debt, less current maturities	2,372.0	0.1	86.5	—	2,458.6
Deferred income taxes	—	193.7	309.0	(3.1)	499.6
Notes payable to (receivables from) affiliates, net	819.1	(823.6)	4.5	—	—
Other noncurrent liabilities	68.5	1,670.9	230.2	—	1,969.6
Total liabilities	5,803.5	(831.2)	1,406.0	(9.2)	6,369.1
Peabody Energy Corporation’s stockholders’ equity	5,289.0	6,252.7	3,074.2	(9,326.9)	5,289.0
Noncontrolling interests	—	—	33.5	—	33.5
Total stockholders’ equity	5,289.0	6,252.7	3,107.7	(9,326.9)	5,322.5
Total liabilities and stockholders’ equity	$11,092.5	$5,421.5	$4,513.7	$(9,336.1)	$11,691.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$903.8	$5.2	$386.2	$—	$1,295.2
Accounts receivable, net	2.1	5.5	550.6	—	558.2
Inventories	—	168.0	164.9	—	332.9
Assets from coal trading activities, net	—	23.8	168.7	—	192.5
Deferred income taxes	—	78.6	47.9	(6.1)	120.4
Other current assets	307.9	30.7	120.4	—	459.0
Total current assets	1,213.8	311.8	1,438.7	(6.1)	2,958.2
Property, plant, equipment and mine development, net	—	4,732.7	2,693.4	—	7,426.1
Investments and other assets	9,331.0	179.8	99.1	(8,631.1)	978.8
Total assets	$10,544.8	$5,224.3	$4,231.2	$(8,637.2)	$11,363.1

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$25.0	$—	$18.2	$—	$43.2
Payables to (receivables from) affiliates, net	2,225.3	(2,528.3)	303.0	—	—
Liabilities from coal trading activities, net	—	29.5	152.2	—	181.7
Deferred income taxes	6.1	—	—	(6.1)	—
Accounts payable and accrued expenses	47.4	777.2	464.2	—	1,288.8
Total current liabilities	2,303.8	(1,721.6)	937.6	(6.1)	1,513.7
Long-term debt, less current maturities	2,609.6	0.1	97.1	—	2,706.8
Deferred income taxes	93.2	135.4	311.2	—	539.8
Notes payable to (receivables from) affiliates, net	818.9	(825.3)	6.4	—	—
Other noncurrent liabilities	58.6	1,652.8	202.1	—	1,913.5
Total liabilities	5,884.1	(758.6)	1,554.4	(6.1)	6,673.8
Peabody Energy Corporation’s stockholders’ equity	4,660.7	5,982.9	2,648.2	(8,631.1)	4,660.7
Noncontrolling interests	—	—	28.6	—	28.6
Total stockholders’ equity	4,660.7	5,982.9	2,676.8	(8,631.1)	4,689.3
Total liabilities and stockholders’ equity	$10,544.8	$5,224.3	$4,231.2	$(8,637.2)	$11,363.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by continuing operations	$144.7	$721.5	$327.9	$1,194.1
Net cash used in discontinued operations	(1.6)	(2.0)	—	(3.6)
Net cash provided by operating activities	143.1	719.5	327.9	1,190.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(218.6)	(397.6)	(616.2)
Federal coal lease expenditures	—	(42.4)	—	(42.4)
Investment in Prairie State Energy Campus	—	(29.8)	—	(29.8)
Proceeds from disposal of assets	—	12.1	—	12.1
Investment in equity affiliates and joint ventures	—	(2.1)	(37.7)	(39.8)
Proceeds from sales of debt and equity securities	—	—	53.3	53.3
Purchases of debt and equity securities	—	—	(44.1)	(44.1)
Purchases of short-term investments	(75.0)	—	(25.0)	(100.0)
Maturity of short-term investments	75.0	—	25.0	100.0
Investment in shares of Macarthur Coal Limited	—	—	(45.5)	(45.5)
Other, net	—	(4.4)	—	(4.4)
Net cash used in investing activities	—	(285.2)	(471.6)	(756.8)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	—	1.4	1.4
Payments of long-term debt	(236.9)	—	(11.5)	(248.4)
Dividends paid	(69.1)	—	—	(69.1)
Repurchase of employee common stock relinquished for tax withholding	(16.1)	—	—	(16.1)
Payment of debt issuance costs	(4.0)	—	—	(4.0)
Excess tax benefits related to share-based compensation	6.1	—	—	6.1
Proceeds from stock options exercised	4.5	—	—	4.5
Other, net	6.3	—	(8.0)	(1.7)
Transactions with affiliates, net	220.2	(438.5)	218.3	—
Net cash provided by (used in) financing activities	(89.0)	(438.5)	200.2	(327.3)
Net change in cash and cash equivalents	54.1	(4.2)	56.5	106.4
Cash and cash equivalents at beginning of period	903.8	5.2	386.2	1,295.2
Cash and cash equivalents at end of period	$957.9	$1.0	$442.7	$1,401.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(323.0)	$1,002.7	$223.8	$903.5
Net cash used in discontinued operations	(9.5)	(1.8)	—	(11.3)
Net cash provided by (used in) operating activities	(332.5)	1,000.9	223.8	892.2
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(238.1)	(53.2)	(291.3)
Investment in Prairie State Energy Campus	—	(52.5)	—	(52.5)
Proceeds from disposal of assets	—	8.5	1.2	9.7
Investment in equity affiliates and joint ventures	—	(15.0)	(3.8)	(18.8)
Proceeds from sales of debt and equity securities	—	—	10.6	10.6
Purchases of debt and equity securities	—	—	(73.6)	(73.6)
Other, net	—	(7.2)	(0.2)	(7.4)
Net cash used in investing activities	—	(304.3)	(119.0)	(423.3)
Cash Flows From Financing Activities
Proceeds from long-term debt	1,150.0	—	—	1,150.0
Payments of long-term debt	(1,140.3)	—	(8.2)	(1,148.5)
Dividends paid	(56.5)	—	—	(56.5)
Repurchase of employee common stock relinquished for tax withholding	(8.4)	—	—	(8.4)
Payment of debt issuance costs	(32.2)	—	—	(32.2)
Proceeds from stock options exercised	5.9	—	—	5.9
Other, net	5.8	—	(6.3)	(0.5)
Transactions with affiliates, net	521.1	(696.7)	175.6	—
Net cash provided by (used in) financing activities	445.4	(696.7)	161.1	(90.2)
Net change in cash and cash equivalents	112.9	(0.1)	265.9	378.7
Cash and cash equivalents at beginning of period	368.4	0.2	620.2	988.8
Cash and cash equivalents at end of period	$481.3	$0.1	$886.1	$1,367.5
(17) Subsequent Events
Acquisition of Macarthur
On August 1, 2011, the Company and ArcelorMittal SA (ArcelorMittal) launched an all-cash off-market takeover offer to acquire a controlling ownership interest in Macarthur. The offer was made by a newly formed Australian company, PEAMCoal Pty Ltd (PEAMCoal), indirectly owned 60% by the Company and 40% by ArcelorMittal. Subsequent to the takeover offer, ArcelorMittal elected to sell its interest in PEAMCoal to the Company in lieu of proceeding with the PEAMCoal joint venture. As a result, the Company will own 100% of PEAMCoal and will become the owner of all the Macarthur shares tendered in the takeover offer to acquire Macarthur. ArcelorMittal must continue funding PEAMCoal for 90 days from October 25, 2011, and the Company has that timeframe to complete financing to purchase ArcelorMittal's interest in PEAMCoal. Together with the Company's funding obligations, this will cover all share purchase acceptances.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PEAMCoal's offer of $16.00 Australian dollars per share, which was agreed to by Macarthur's board of directors in August 2011, will increase to $16.25 Australian dollars per share if PEAMCoal acquires relevant interests in at least 90% of Macarthur shares by 7:00 p.m. (Brisbane, Australia time) on November 11, 2011. PEAMCoal reserves the right to extend this date. The $16.25 Australian dollars per share offer price values the equity in Macarthur at approximately $4.9 billion Australian dollars (or approximately $5.1 billion U.S. dollars as of November 2, 2011).
On October 23, 2011, the Company announced that PEAMCoal had acquired more than 50.01% of Macarthur's shares and that the takeover offer had become unconditional. Any holders that have validly tendered their Macarthur shares may no longer withdraw such tendered shares, and any shares subsequently tendered may not be withdrawn.
The Company intends to finance the acquisition of Macarthur with cash on hand, borrowings under its Credit Facility, senior term loan facility (Term Loan Facility), and other long term debt financing or borrowings under our bridge loan credit agreement (Bridge Facility). The Term Loan Facility and Bridge Facility are discussed in more detail below.
During the three months ended September 30, 2011, PEAMCoal purchased shares of Macarthur in the open market for $45.5 million (see Note 3). On November 2, 2011, PEAMCoal had a 75.5% relevant interest in Macarthur’s shares.
Bridge Facility
On July 29, 2011, the Company entered into a bridge commitment letter with certain lenders that committed to provide to the Company unsecured bridge financing of up to $2.0 billion, the proceeds of which may be used to finance, in part, the acquisition of Macarthur. On October 24, 2011, the Company entered into the Bridge Facility that contains the negotiated terms and conditions originally contemplated in the bridge commitment letter. The Bridge Facility matures 364 days following its effectiveness. Any initial funding of the Bridge Facility must occur by April 29, 2012.
The Company pays certain customary fees and expenses, including fees on the unused portion of the bridge commitments and a duration fee, which are described below. For the three and nine months ended September 30, 2011, the Company recorded charges of $12.7 million related to the Bridge Facility, which were recorded in “Interest expense” in the unaudited condensed consolidated statements of operations.
On October 28, 2011, the Company reduced the Bridge Facility commitment to $1.0 billion, in connection with the Term Loan Facility described below.
Borrowings under the Bridge Facility bear interest, at the Company's option, at a rate equal to (i) LIBOR plus an applicable margin or (ii) a base rate (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) one month LIBOR plus 1.00%) plus an applicable margin. The applicable margin increases based on the number of days that have elapsed since the initial funding under the Bridge Facility and may adjust from 3.00% up to 4.00% per year for borrowings bearing interest at LIBOR and from 2.00% up to 3.00% per year for borrowings bearing interest at the base rate, in each case, depending on the number of days elapsed. The Company will also pay a duration fee calculated as a percentage of any aggregate borrowings outstanding at the 90th, 180th, and 270th day following the initial borrowing at a rate of 1.00%, 1.50% and 2.00%, respectively. There were no borrowings outstanding under the Bridge Facility as of September 30, 2011 or November 3, 2011.
The Bridge Facility is voluntarily prepayable from time to time without premium or penalty, subject to certain customary reimbursements of the lenders’ costs, and is mandatorily prepayable with the net cash proceeds from the issuance of certain specified equity securities, the issuance of certain indebtedness, certain dispositions of assets or the receipt of certain casualty insurance proceeds.
The obligations under the Bridge Facility are unsecured and are guaranteed by the Company's direct and indirect domestic subsidiaries that guarantee the Company's Credit Facility. The Bridge Facility contains covenants, including financial covenants, and events of default substantially the same as those set forth in the Credit Facility.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan Facility
On October 28, 2011, the Company entered into the Term Loan Facility, that permits the Company to borrow an aggregate principal amount of up to $1.0 billion, which will be available in multiple drawings for a period of six months. Borrowings under the Term Loan Facility will be used to finance, in part, the acquisition of Macarthur. Borrowings under the Term Loan Facility bear interest, at the Company's option, at a rate equal to (i) LIBOR plus an applicable margin or (ii) a base rate (defined as the highest of (a) the Bank of America prime rate, (b) the Federal Funds rate plus 0.50% and (c) one month LIBOR plus 1.00%) plus an applicable margin. The applicable margin depends on the ratio of the Company's consolidated debt to its adjusted consolidated EBITDA, and may range from 1.75% to 3.00% per year for borrowings bearing interest at LIBOR and from 0.75% to 2.00% per year for borrowings bearing interest at the base rate.
The obligations under the Term Loan Facility are unsecured and are guaranteed by the Company's direct and indirect domestic subsidiaries that guarantee the Company's Credit Facility. The Term Loan Facility contains covenants, including financial covenants, and events of default substantially the same as those set forth in the Credit Facility.
The Term Loan Facility is voluntarily prepayable from time to time without premium or penalty, subject to certain customary reimbursements of the lenders’ costs. The Term Loan Facility will be subject to quarterly amortization of 1.25% commencing six months after the initial funding, with the final payment of all amounts outstanding due five years from the date of such initial funding. As of November 3, 2011, the Company had $1.0 billion of borrowings outstanding under the Term Loan Facility.
MF Global UK Limited
On October 31, 2011, MF Global UK Limited (MF Global UK), a United Kingdom (U.K.) based broker-dealer, was placed into the U.K.'s administration process (a process similar to bankruptcy proceedings in the U.S.) by the Financial Services Authority following the Chapter 11 bankruptcy filing of its U.S. parent, MF Global Holdings Ltd.  The Company had used MF Global UK to broker certain of its coal trading transactions.  The interruption of the Company's trading operations was limited as the Company opened new accounts with different brokerage firms and transferred most of its open trading positions formerly held with MF Global UK to those new accounts.  While the open trading positions were transferred from MF Global UK successfully, the related margin posted by the Company will be retained by MF Global UK pending resolution of the Company's claims with the special administrators.  As such, there will be a period of time where the Company has funds remaining at MF Global UK and margin posted with its new brokerage firms. The Company had funds remaining with MF Global UK totaling approximately $39 million as of October 31, 2011.

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

•	demand for coal in the United States (U.S.) and the seaborne thermal and metallurgical coal markets;

•	price volatility and demand, particularly in higher-margin products and in our trading and brokerage businesses;

•	impact of weather and natural disasters on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, co-shippers, and trading, banks and other financial counterparties;

•	geologic, equipment, permitting and operational risks related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	successful implementation of business strategies, including our Btu Conversion and generation development initiatives;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	availability, access to and the related cost of capital and financial markets;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	legislation, regulations and court decisions or other government actions, including new environmental and mine safety requirements, changes in income tax regulations or other regulatory taxes;

•	litigation, including claims not yet asserted;

•	terrorist attacks or threats;

•	impacts of pandemic illnesses; and

•	other factors, including those discussed in Legal Proceedings.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in "Risk Factors" in Part II of this Form 10-Q and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

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
We continue to explore Btu Conversion projects that expand the uses of coal through coal-to-liquids (CTL) and coal-to-gas (CTG) technologies. Our participation in generation development projects involves using our surface lands and coal reserves as the basis for mine-mouth plants, such as with our involvement in the Prairie State Energy Campus (Prairie State), which is planned to come online in the fourth quarter of 2011. We are also advancing several initiatives associated with clean coal technologies, including carbon capture and storage (CCS).
  Acquisition of Macarthur Coal Ltd
On August 1, 2011, we announced, with ArcelorMittal SA (ArcelorMittal), that we jointly launched an all-cash off-market takeover offer to acquire a controlling ownership interest in Macarthur Coal Ltd (Macarthur). The offer was made by a newly formed Australian company, PEAMCoal Pty Ltd (PEAMCoal), indirectly owned 60% by us and 40% by ArcelorMittal. Subsequent to the takeover offer, ArcelorMittal elected to sell its interest in PEAMCoal to us in lieu of proceeding with the PEAMCoal joint venture. As a result, we will own 100% of PEAMCoal and will become the owner of all the Macarthur shares tendered in the takeover offer to acquire Macarthur. ArcelorMittal must continue funding PEAMCoal for 90 days from October 25, 2011, and we have that timeframe to complete financing to purchase ArcelorMittal's interest in PEAMCoal. Together with our funding obligations, this will cover all share purchase acceptances.
PEAMCoal's offer of $16.00 Australian dollars per share, which was agreed to by Macarthur's board of directors in August 2011, will increase to $16.25 Australian dollars per share if PEAMCoal acquires relevant interests in at least 90% of Macarthur shares by 7:00 p.m. (Brisbane, Australia time) on November 11, 2011. PEAMCoal reserves the right to extend this date. The $16.25 Australian dollars per share offer price values the equity in Macarthur at approximately $4.9 billion Australian dollars (or approximately $5.1 billion U.S. dollars as of November 2, 2011).
On October 23, 2011, we announced that PEAMCoal had acquired more than 50.01% of Macarthur's shares and that the takeover offer had become unconditional. Any holders that have validly tendered their Macarthur shares may no longer withdraw such tendered shares, and any shares subsequently tendered may not be withdrawn.
We intend to finance the acquisition of Macarthur with cash on hand, borrowings under our Credit Facility, senior term loan facility (Term Loan Facility), and other long term debt financing or borrowings under our bridge loan credit agreement (Bridge Facility), which are described in more detail in "Liquidity and Capital Resources."
During the three months ended September 30, 2011, PEAMCoal purchased shares of Macarthur in the open market for $45.5 million (see Note 3). On November 2, 2011, PEAMCoal had a 75.5% relevant interest in Macarthur’s shares.

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
Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010
  Summary
In China, electricity generation rose 13% through September 2011 while steel production increased 11% through August 2011, the most recent publicly available data. In addition, India's thermal imports increased more than 40% through August 2011. Coal-fueled electricity generation has also risen in Asia and Europe due to growing power demand in emerging nations and increased usage to backfill the reduction of nuclear power in Japan and Germany.
Pacific Rim growth continued to drive demand and pricing for Australian seaborne metallurgical and thermal coal. The demand led to third quarter increases of 31% and 24% in realized prices for our seaborne metallurgical and thermal coal, respectively, from our Australian mines as compared to the same period in the prior year.
In the U.S., weak economic performance and manufacturing activity has resulted in lower electricity generation than the prior year. However, higher cooling degree days this summer, greater U.S. exports and reduced shipments through the plains states due to flooding have led to the largest year-to-date inventory reduction since 1993, with Powder River Basin inventories at electricity generators estimated to be 17% below prior year levels.
Revenue increased for both periods compared to the prior year (three months, $171.2 million; nine months, $747.1 million) and Segment Adjusted EBITDA increased $158.7 million for the nine months ended September 30, 2011 as compared to the prior year, led by higher Australian metallurgical and seaborne thermal coal pricing and increased volumes and pricing in the U.S.
Segment Adjusted EBITDA decreased $37.0 million for the three months ended September 30, 2011 compared to the prior year as the benefits of higher Australian seaborne metallurgical and thermal coal pricing was more than offset by the impacts of a third quarter roof fall at our North Goonyella Mine in Queensland, Australia, resulting in reduced shipments of high quality hard coking coal and higher costs associated with the lower production and recovery of longwall operations.
Income from continuing operations, net of income taxes, increased for both periods compared to the prior year (three months, $45.9 million; nine months, $166.7 million) due to the changes in Segment Adjusted EBITDA discussed above and decreased income tax provision and interest expense, partially offset by lower Corporate and Other Adjusted EBITDA and increased asset retirement obligation expense.
At September 30, 2011, our available liquidity was $2.9 billion, as discussed further in “Liquidity and Capital Resources.”

Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2011	2010	Tons	%	2011	2010	Tons	%
	(Tons in millions)				(Tons in millions)
Western U.S. Mining	43.7	41.9	1.8	4.3%	127.2	121.7	5.5	4.5%
Midwestern U.S. Mining	7.8	7.2	0.6	8.3%	22.3	21.6	0.7	3.2%
Australian Mining	6.6	7.4	(0.8)	(10.8)%	19.1	20.0	(0.9)	(4.5)%
Trading and Brokerage	5.5	7.5	(2.0)	(26.7)%	14.4	18.7	(4.3)	(23.0)%
Total tons sold	63.6	64.0	(0.4)	(0.6)%	183.0	182.0	1.0	0.5%
  Revenues
The following table presents revenues by operating segment:

	Three Months Ended				Nine Months Ended
	September 30,		Increase to Revenues		September 30,		Increase to Revenues
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)
Western U.S. Mining	$758.5	$707.4	$51.1	7.2%	$2,124.5	$2,021.6	$102.9	5.1%
Midwestern U.S. Mining	385.1	317.1	68.0	21.4%	1,080.0	949.8	130.2	13.7%
Australian Mining	757.4	733.4	24.0	3.3%	2,223.3	1,777.3	446.0	25.1%
Trading and Brokerage	131.5	101.8	29.7	29.2%	329.5	273.7	55.8	20.4%
Corporate and Other	3.4	5.0	(1.6)	(32.0)%	31.5	19.3	12.2	63.2%
Total revenues	$2,035.9	$1,864.7	$171.2	9.2%	$5,788.8	$5,041.7	$747.1	14.8%
The increase in Australian Mining operations’ revenues for both periods compared to the prior year was driven by a higher weighted average sales price (three months, 15.0%; nine months, 30.6%) for seaborne metallurgical and thermal coal due to a combination of increased global coal demand and coal supply constraints resulting from weather impacts in early 2011. These favorable impacts were partially offset by lower volumes for the three and nine months ended September 30, 2011 (three months, 10.8%; nine months, 4.5%) driven by the unfavorable impact of the third quarter roof fall at our North Goonyella Mine discussed above. Volumes for the nine months ended September 30, 2011 were also negatively impacted by flooding in Queensland that began in late 2010. Metallurgical coal sales totaled 1.6 million and 2.4 million tons for the three months ended September 30, 2011 and 2010, respectively, and 6.0 million and 6.9 million tons for the nine months ended September 30, 2011 and 2010, respectively.
In the Midwestern U.S. Mining segment, revenue improvements for both periods compared to the prior year were due to a higher weighted average sales price (three months, 11.6%; nine months, 10.3%) driven by favorable contracts signed in recent years. Volumes were also higher for the three and nine months ended September 30, 2011 (three months, 8.3%; nine months, 3.2%) as the region experienced a partial recovery from coal chain disruptions and production issues caused by flooding in the Midwest in the second quarter. New mines also contributed to the volume increase (Bear Run Mine commenced operations in May 2010; Wild Boar Mine commenced operations in December 2010).

Western U.S. Mining operations’ revenues were higher for both periods compared to the prior year as volumes and weighted average sale price were above the prior year. The volume increase (three months, 4.3%; nine months, 4.5%) was led by increased shipments from our Southwest and Powder River Basin regions on strong first quarter demand due partly to customer inventory builds prior to the peak summer electricity generation period, and increased shipments in the third quarter reflecting a partial recovery from lower second quarter shipments due to Midwest flooding that impacted rail performance. Our weighted average sales price also increased for both periods compared to the prior year (three months, 3.0%; nine months, 0.5%) as favorable contract pricing in our Southwest region was partially offset by lower pricing in the Powder River Basin region due to a combination of sales mix and the expiration of some higher-priced, long-term contracts signed before the economic recession in late 2008 and during 2009.
Trading and Brokerage revenues were higher for both periods compared to the prior year due to an increase in export volumes, which carry higher prices, and higher overall coal market pricing on our brokerage activity, partially offset by lower volumes. Trading results were consistent with the prior year.
Segment Adjusted EBITDA
The following table presents segment Adjusted EBITDA by operating segment:

			Increase (Decrease)				Increase (Decrease)
	Three Months Ended		to Segment Adjusted		Nine Months Ended		to Segment Adjusted
	September 30,		EBITDA		September 30,		EBITDA
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)
Western U.S. Mining	$218.7	$215.7	$3.0	1.4%	$532.2	$630.9	$(98.7)	(15.6)%
Midwestern U.S. Mining	104.0	77.2	26.8	34.7%	295.9	222.7	73.2	32.9%
Australian Mining	243.3	323.2	(79.9)	(24.7)%	810.7	670.1	140.6	21.0%
Trading and Brokerage	57.4	44.3	13.1	29.6%	134.6	91.0	43.6	47.9%
Total Segment Adjusted EBITDA	$623.4	$660.4	$(37.0)	(5.6)%	$1,773.4	$1,614.7	$158.7	9.8%
Australian Mining operations’ Adjusted EBITDA decreased for the three months ended September 30, 2011 compared to the prior year due to reduced volumes ($58.8 million) as discussed above, unfavorable geological conditions at our surface mines ($55.5 million), unfavorable foreign currency impact on operating costs, net of hedging ($53.8 million), cost escalations for labor, materials and services ($17.0 million), partially offset by a higher weighted average sales price ($167.4 million) as discussed above and lower production and higher costs at our North Goonyella Mine due to the roof fall and longwall move as discussed above.
Australian Mining operations’ Adjusted EBITDA increased for the nine months ended September 30, 2011 compared to the prior year due to a higher weighted average sales price ($591.2 million), partially offset by lower volumes ($115.9 million) as discussed above, unfavorable foreign currency impact on operating costs, net of hedging ($109.5 million), unfavorable geological conditions at our surface mines ($56.7 million), cost escalations for labor, materials and services ($46.5 million), increased royalty expense associated with our higher-priced coal shipments ($42.3 million) and lower production and higher costs at our North Goonyella Mine due to the roof fall and longwall move.
Midwestern U.S. Mining operations’ Adjusted EBITDA increased for both periods compared to the prior year due to a higher weighted average sales price (three months, $37.5 million; nine months, $89.7 million), increased volumes as discussed above (three months, $19.5 million; nine months, $2.8 million) and higher realizations from customers for the recovery of compliance costs (nine months, $15.6 million), partially offset by increased materials and services costs (three months, $3.4 million; nine months, $7.7 million) and labor costs (three months, $6.1 million; nine months, $4.1 million) related primarily to compliance measures at our underground mines.
Trading and Brokerage Adjusted EBITDA increased primarily due to higher realizations on our brokerage activity due to higher prices as discussed above.

Western U.S. Mining operations’ Adjusted EBITDA increased modestly for the three months ended September 30, 2011 as compared to the prior year due to increased volumes ($14.6 million) and a higher weighted average sales price ($15.7 million) as discussed above, partially offset by volume-driven materials and services costs ($8.6 million) and labor increases ($8.1 million), and higher equipment repairs and maintenance costs ($7.6 million).
Western U.S. Mining operations’ Adjusted EBITDA decreased for the nine months ended September 30, 2011 as compared to the prior year due to higher equipment repairs and maintenance costs ($35.3 million), lower shipments and higher operating costs associated with geologic issues encountered at our Twentymile Mine (approximately $34 million), volume-driven materials and services ($31.9 million) and labor costs ($24.3 million), and a provision related to litigation recorded in the second quarter of 2011 ($24.5 million). See Note 14 to our unaudited condensed consolidated financial statements for additional information. The above decreases to the segment's Adjusted EBITDA were partially offset by increased volumes ($49.6 million) and a higher weighted average sales price ($9.6 million) as discussed above.
Income From Continuing Operations Before Income Taxes
The following table presents income from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)
Total Segment Adjusted EBITDA	$623.4	$660.4	$(37.0)	(5.6)%	$1,773.4	$1,614.7	$158.7	9.8%
Corporate and Other Adjusted EBITDA (1)	(119.0)	(89.1)	(29.9)	(33.6)%	(273.3)	(245.8)	(27.5)	(11.2)%
Depreciation, depletion and amortization	(113.7)	(116.7)	3.0	2.6%	(327.8)	(327.3)	(0.5)	(0.2)%
Asset retirement obligation expense	(15.0)	(9.9)	(5.1)	(51.5)%	(43.9)	(30.3)	(13.6)	44.9%
Interest expense	(59.2)	(62.2)	3.0	4.8%	(159.3)	(170.1)	10.8	(6.3)%
Interest income	4.1	2.8	1.3	46.4%	11.7	5.4	6.3	116.7%
Income from continuing operations before income taxes	$320.6	$385.3	$(64.7)	(16.8)%	$980.8	$846.6	$134.2	15.9%

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

Income from continuing operations before income taxes for the three months ended September 30, 2011 was below the prior year primarily due to the lower Total Segment Adjusted EBITDA discussed above, lower Corporate and Other Adjusted EBITDA, and increased asset retirement obligation expense, partially offset by lower interest expense.
Income from continuing operations before income taxes for the nine months ended September 30, 2011 was greater than the prior year primarily due to the higher Total Segment Adjusted EBITDA discussed above and lower interest expense, partially offset by lower Corporate and Other Adjusted EBITDA and increased asset retirement obligation expense.
Corporate and Other Adjusted EBITDA reflects higher expenses for both periods compared to the prior year due primarily to the following:

•
Higher current year expenses in support of our international expansion, acquisition activity and other growth initiatives, including $9.2 million of expenses associated with the acquisition of Macarthur (three months, $27.4 million; nine months, $47.4 million);

•
Lower current year results from equity affiliates (nine months, $11.1 million) due primarily to earnings recognized in the prior year associated with transaction services related to our Mongolian joint venture ($10.0 million); partially offset by

•
Increased gains on disposal or exchange of assets (nine months, $16.0 million) driven by non-cash exchanges of coal reserves in Kentucky and coal reserves and surface lands in Illinois for coal reserves in West Virginia; and

•	A current year gain associated with the receipt of a $14.6 million project development fee related to our involvement in Prairie State (nine months).
Asset retirement obligation expense increased for both periods compared to the prior year (three months, $5.1 million; nine months, $13.6 million) due to an overall increase in the number of acres disturbed and an increase in estimated fuel costs across the mining platform, led by our Bear Run and Wild Boar mines in the U.S. (Bear Run Mine commenced operations in May 2010; Wild Boar Mine commenced operations in December 2010) and our Wilpinjong Mine in Australia. The three and nine months ended September 30, 2011 also included increased expense associated with our inactive mining sites driven by higher estimated labor, fuel and equipment costs.
Interest expense was lower for both periods compared to the prior year primarily due to charges of $8.4 million associated with the extinguishment of $650.0 million of senior notes in the third quarter of 2010, charges of $9.3 million incurred in the second quarter of the prior year associated with the refinancing of our five-year Credit Facility, and reduced current year interest expense due to a lower average debt balance. These decreases to interest expense were partially offset by current year charges of $12.7 million related to a bridge commitment letter associated with the Macarthur acquisition (see "Liquidity and Capital Resources" below for additional information related to the Macarthur acquisition). In addition, we incurred extinguishment costs of $1.7 million associated with the redemption of our 5.875% Senior Notes due in April 2016 (the 5.875% Notes) in the second quarter of 2011. See Note 8 to our unaudited condensed consolidated financial statements for additional information related to the 5.875% Notes redemption.
Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2011	2010	$	%	2011	2010	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations before income taxes	$320.6	$385.3	$(64.7)	(16.8)%	$980.8	$846.6	$134.2	15.9%
Income tax provision	(37.1)	(147.7)	110.6	74.9%	(224.7)	(257.2)	32.5	12.6%
Income from continuing operations, net of income taxes	283.5	237.6	45.9	19.3%	756.1	589.4	166.7	28.3%
Loss from discontinued operations, net of income taxes	(2.0)	(1.3)	(0.7)	(53.8)%	(3.7)	(2.2)	(1.5)	(68.2)%
Net income	281.5	236.3	45.2	19.1%	752.4	587.2	165.2	28.1%
Less: Net income attributable to noncontrolling interests	7.4	12.2	4.8	(39.3)%	17.0	23.2	6.2	26.7%
Net income attributable to common stockholders	$274.1	$224.1	$50.0	22.3%	$735.4	$564.0	$171.4	30.4%
Net income attributable to common stockholders increased for both periods compared to the prior year due to the changes in income from continuing operations before income taxes as discussed above and decreased income tax provision. The income tax provision decreased for both periods compared to the prior year due to the following:

•	Prior year tax expense associated with foreign earnings repatriation (three and nine months, $84.5 million);

•
Current year tax benefit as compared to prior year expense related to the remeasurement of non-U.S. tax accounts due to the current year weakening of the Australian dollar (three months, $81.4 million; nine months, $45.7 million); and

•	Lower third quarter earnings (three months, $22.7 million); partially offset by

•
Increased expense associated with changes in valuation allowances (three months, $66.2 million; nine months, $52.6 million) driven by a prior year valuation allowance release related to alternative minimum tax credits and general business credits;

•
Changes in tax reserves (nine months, $15.7 million) due to the prior year reduction of our gross unrecognized tax benefit resulting from the completion of the Internal Revenue Service examination of the 2005 federal income tax return in the second quarter of 2010; and

•	Higher year-to-date earnings (nine months, $47.0 million).
Other
The net fair value of our foreign currency hedges decreased from an asset of $640.1 million at December 31, 2010 to an asset of $411.9 million at September 30, 2011 due to the weakening of the Australian dollar against the U.S. dollar in 2011. This decrease is reflected in “Other current assets” and “Investments and other assets” in the condensed consolidated balance sheets.
The fair value of our coal trading positions, before the application of margin, designated as cash flow hedges of future sales changed from a liability of $174.2 million at December 31, 2010 to a liability of $109.5 million at September 30, 2011 due to favorable market price movements on our positions held.
Outlook
Our near-term outlook is intended to address the remainder of 2011 and full year 2012, with any subsequent periods addressed in our long-term outlook.
  Near-Term Outlook
Global coal supply-demand fundamentals are largely positive despite a decline in commodity prices that occurred in the third quarter. Pacific markets are continuing to lead global demand growth, and Europe has increased coal imports due to high natural gas prices and a reduction in nuclear generation. U.S. market demand has remained soft given poor economic growth, though supply has fallen faster than domestic demand due to increased exports and weather-related disruptions to domestic shipments.
The International Monetary Fund's September 2011 World Economic Outlook estimates global economic activity, as measured by gross domestic product (GDP), will grow 4.0% in 2011 and 2012, led by China and India. China's GDP is projected to grow 9.5% in 2011 and 9.0% in 2012. India, the world's second fastest growing economy, is projected to grow 7.8% in 2011 and 7.5% in 2012.
According to the World Steel Association (WSA), global steel use is expected to increase 6.5% in 2011 and another 5.4% in 2012, and China is expected to grow its steel use by 7.5% in 2011and 6.0% in 2012.
Given coal supply constraints and continued growth in steel production and electricity generation from coal, prices for seaborne metallurgical and thermal coal have been high relative to prior years. High-quality hard coking coal settled at $285 per tonne for quarterly contracts commencing October 2011, which is 36% above year-ago levels. We are settling fourth quarter metallurgical coal shipments in line with these recent settlements, with essentially all metallurgical coal production unpriced for 2012. We are targeting total 2011 metallurgical coal sales of approximately 8.5 to 9.5 million tons.
Seaborne thermal coal originating from Newcastle, Australia, has been settled for annual contracts beginning in October 2011 at $126.50 per tonne. As of October 25, 2011, we had less than 1 million tons of seaborne thermal coal volumes available for pricing in Australia for the fourth quarter of 2011. For 2012 in Australia, 75% to 80% of our estimated seaborne thermal coal sales are available to price.

In the U.S., coal consumption is expected to fall by 1.9% in 2011 according to the U.S. Energy Information Administration's (EIA) Short-Term Energy Outlook for October 2011. The EIA also projects utility stockpiles to decline and production to fall by 1.5%. Coal demand from the electric power sector is projected to decline another 3.9% in 2012. The EIA expects U.S. coal exports to remain elevated over the second half of 2011 and reach an annual total of 99 million tons, and the EIA projects exports to decline to 86 million tons in 2012. The EIA projects natural gas consumption to increase both for generation and industrial use in 2012. We are essentially fully committed and priced for coal for 2011 delivery with 10% to 15% available to be priced for 2012 and 50% to 60% for 2013. We may continue to adjust our production levels in response to changes in market demand.
We expect our fourth quarter of 2011 to benefit from higher volumes, in part due to the first coal coming from our expanded Wilpinjong, Millennium and Wambo Open-Cut mines, and continued strong pricing for Australian seaborne metallurgical and thermal coal. These Australian volumes are expected to be tempered to an extent by the effects of the recovery from a roof fall and longwall relocation at our North Goonyella Mine and co-shipper issues in Australia. We are working through challenging geology related to resumption of the North Goonyella longwall, which is expected to return to full operations in mid-November. In the U.S., we are expecting continued strong volumes.
We continue to manage costs and operating performance in an effort to mitigate external cost pressures, geologic issues and potential shipping delays resulting from adverse port and rail performance. We may have higher per ton costs as a result of suboptimal production levels due to market-driven changes in demand. We may also encounter poor geologic conditions, lower third-party contract miner or brokerage performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Reductions in the relative cost of other fuels, including natural gas, could impact the use of coal for electricity generation. See Cautionary Notice Regarding Forward-Looking Statements, "Risk Factors" in Part II of this Form 10-Q and Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 for additional considerations regarding our outlook.
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
Financial Regulation. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted, which includes a number of provisions applicable to us in the areas of corporate governance, executive compensation and mine safety and extractive industries disclosure. In addition, the Dodd-Frank Act imposes additional regulation of financial derivatives transactions that may apply to our hedging and our trading and brokerage activities. Although the Dodd-Frank Act became generally effective upon its enactment, many provisions have extended implementation periods and delayed effective dates and require further action by the federal regulatory authorities. As a result, in many respects the ultimate impact of the Dodd-Frank Act on us may not be fully known for an extended period of time. We do expect that the Dodd-Frank Act will increase compliance and transaction costs associated with our hedging and trading and brokerage activities, which may include increased collateral requirements, position limits and additional financial statement disclosures. Until the various provisions of the Dodd-Frank Act are finalized, along with any clarifying or implementation guidance, the extent of any impact cannot be determined at this time.
The potential for increased financial regulation is also evident in the European Union as the European Commission is considering a number of initiatives around financial derivatives transactions. These new regulations could also impact our hedging and trading and brokerage activities.

Minerals Resource Rent Tax. On May 2, 2010, the Australian government released a report on Australia’s Future Tax System, which included a recommendation to replace the current resource taxing arrangements imposed on non-renewable resources by the Australian federal and state governments with a super profit resource rent tax (the Resource Tax) imposed and administered by the Australian government. As proposed, the Resource Tax would be profit-based and would apply to non-renewable resources projects, including existing projects. On July 2, 2010, the Australian government announced changes to the Resource Tax and proposed a new minerals resource rent tax (the MRRT). The MRRT would still be profit-based, but measures were introduced to lessen the impact of the MRRT. The Australian government and major industry policy makers are actively engaged to work through various structural aspects of the proposed MRRT together with detailed implementation issues. A committee charged with consulting with industry and preparing recommendations as to the final form of the MRRT submitted its report in late December 2010. That committee’s recommendations largely endorse the mining industry’s understanding as to what was agreed with the federal government prior to the federal election. In March 2011, those recommendations were accepted by the federal government, which included the recommendation that all state royalties (current and future) are creditable against MRRT payments. An implementation group was formed, which includes industry participants, to assist with drafting the legislation. Draft legislation and an accompanying explanatory memorandum was released for public consultation on June 7, 2011. The final exposure draft was released for further consultation on September 16, 2011. If the MRRT becomes law, the MRRT will apply to mining profits attributable to the value of resources earned after July 1, 2012 and may affect the level of taxation incurred by our Australian operations going forward.
     Carbon Pricing Framework. On October 12, 2011, the Australian House of Representatives passed a legislative package that included a carbon pricing framework that, as proposed, would commence on July 1, 2012. The carbon price would initially be $23 Australian dollars per tonne of carbon dioxide emissions, escalated by 2.5% per year for inflation over a three year period. After June 30, 2015, the proposed carbon price mechanism would transition to an emissions trading scheme. The legislative package is expected to be introduced to the Australian Senate by the end of 2011. It is not certain that this proposal will become law, in its current form or at all. We are still evaluating the proposal to determine the potential impact on the financial performance of our Australian operations, however, it is expected that all Australian operations will be impacted due to the inclusion of fugitive emissions (defined in the carbon pricing framework as the methane and carbon dioxide which escapes into the atmosphere when coal is mined and gas is produced) and the phased reduction of the government's diesel fuel rebate to capture emissions from fuel combustion. Our North Goonyella, Wambo and Metropolitan mines will be eligible to apply for a portion of the government’s approximately $1.3 billion Australian dollars of transition benefits that would provide assistance based on historical emissions intensity data to the most emissions-intensive coal mines over a six-year period.
Cross-State Air Pollution Rule. On July 6, 2011, the U.S. Environmental Protection Agency (EPA) finalized its Cross-State Air Pollution Rule (CSAPR), which requires 27 states in the eastern half of the U.S. to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. The CSAPR is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. We continue to evaluate the possible scenarios associated with the CSAPR and the impacts it may have on our business and our results of operations, financial condition or cash flows.
Long-Term Outlook
Our long-term global outlook remains positive. According to the BP Statistical Review of World Energy 2011, coal has been the fastest-growing fuel in the world for the past decade.
The International Energy Agency (IEA) estimates in its World Energy Outlook 2010, current policies scenario, that world primary energy demand will grow 47% between 2008 and 2035. Demand for coal is projected to rise 59%, and the growth in global electricity generation from coal is expected to be greater than the growth in oil, natural gas, nuclear, hydro, biomass, geothermal and solar combined. China and India account for more than 85% of the 2008 - 2035 coal-based primary energy demand growth.

Under the current policies scenario, the IEA expects coal to retain its strong presence as a fuel for the power sector worldwide. Coal’s share of the power generation mix was 41% in 2008. By 2035, the IEA estimates coal’s fuel share to be 43% as it continues to have the largest share of worldwide electric power production. According to industry reports, approximately 370 gigawatts of coal-fueled electricity generating plants are currently planned or under construction around the world, with expected online dates ranging between 2012 and 2016. Based on those estimates, when complete, those plants would require an estimated 1.3 billion tons of annual coal demand. While coal-based plant retirements are expected, the EIA is projecting U.S. coal demand to remain relatively constant through 2016.
The IEA projects that global natural gas-fueled electricity generation will have a compound annual growth rate of 2.5%, from 4.3 trillion kilowatt hours in 2008 to 8.3 trillion kilowatt hours in 2035. The total amount of electricity generated from natural gas is expected to be approximately one-half the total for coal, even in 2035. Renewables are projected to comprise 23% of the 2035 fuel mix versus 19% in 2008. Nuclear power is expected to grow 52%, however its share of total generation is expected to fall from 13.5% to 11% between 2008 and 2035. The recent events in Japan and Germany may impact these projections. Generation from liquid fuels is projected to decline an average of 2.2% annually to 1.5% of the 2035 generation mix.
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
Our long-term plans also include advancing projects to expand our presence in the Asia-Pacific region, some of which include sourcing coal to be sold through our Trading and Brokerage segment and partnerships to utilize our mining experience for joint mine development. In July 2011, we entered into a framework agreement to pursue development of a 50 million-ton-per-year surface mine in Xinjiang, China. Also in July 2011, we were selected to be part of a consortium to develop the Tavan Tolgoi coking coal reserve in the South Gobi region of Mongolia. The Government of Mongolia continues to evaluate the structure and components of the mine development, and we are negotiating with other parties and the Government of Mongolia regarding long-term agreements related to the project. Any agreements would then be submitted for consideration and approval by government agencies and the Parliament of Mongolia.
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
Liquidity and Capital Resources
Capital Resources
Our primary sources of cash include sales of our coal production to customers, cash generated from our trading and brokerage activities, sales of non-core assets and financing transactions. Along with cash and cash equivalents, our liquidity includes the available balances from our revolving credit facility (the Revolver) under our unsecured credit facility (Credit Facility), accounts receivable securitization program and a bank overdraft facility in Australia. Our available liquidity includes $1.5 billion available for borrowing under the Revolver, net of outstanding letters of credit of $3.5 million, and available capacity under our accounts receivable securitization program of $61.9 million, net of outstanding letters of credit and amounts drawn. Our liquidity is also impacted by activity under certain bilateral cash collateralization arrangements. As of September 30, 2011, we had cash and cash equivalents of $1.4 billion and our total available liquidity was $2.9 billion.

We currently expect that our available liquidity and cash flow from operations will be sufficient to meet our anticipated capital requirements for our existing operations during the next 12 months and for the foreseeable future. In addition to the above, alternative sources of liquidity include our ability to offer and sell securities under our shelf registration statement on file with the SEC. However, additional resources will be required to complete the acquisition of Macarthur, as discussed later in this section.
Capital Requirements
Our primary uses of cash include our cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs (interest and principal), lease obligations, take or pay obligations and costs related to past mining obligations. When in compliance with the financial covenants and customary default provisions of our Credit Facility, we are not restricted in our ability to pay dividends or repurchase capital stock. We generally fund our capital expenditure requirements with cash generated from operations. As discussed later in this section, we have entered into new debt arrangements to fund, in part, the acquisition of Macarthur.
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
     Federal Coal Lease Expenditures. In July 2011, we were named the winning bidder for control of approximately 220 million tons of low sulfur coal reserves in the Powder River Basin of Wyoming that will be assigned to our Caballo Mine. Based on our bid of $0.95 per mineable ton, we made our first payment of $42.1 million in July 2011, with the remaining annual payments of $42.1 million to be made in July of each of the next four years. The related lease was executed by the U.S. Bureau of Land Management effective November 1, 2011.
     Prairie State. We spent $29.8 million during the nine months ended September 30, 2011 representing our 5.06% share of the construction costs. Included in “Investments and other assets” in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 are costs of $232.3 million and $202.5 million, respectively. Our share of total construction costs for Prairie State is expected to be approximately $250 million, with most of the remaining funding expected in 2011.
     Total Indebtedness. Our total indebtedness as of September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010
	(Dollars in millions)
Term Loan	$475.0	$493.8
5.875% Senior Notes due April 2016	—	218.1
7.375% Senior Notes due November 2016	650.0	650.0
6.5% Senior Notes due September 2020	650.0	650.0
7.875% Senior Notes due November 2026	247.3	247.2
Convertible Junior Subordinated Debentures due 2066	374.7	373.3
6.34% Series B Bonds due December 2014	12.0	12.0
6.84% Series C Bonds due December 2016	33.0	33.0
Capital lease obligations	58.6	69.6
Fair value hedge adjustment	—	2.2
Other	1.8	0.8
Total Debt	$2,502.4	$2,750.0
Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants. As of September 30, 2011, we were in compliance with all such covenants.

On April 15, 2011, we used cash on hand to redeem the 5.875% Notes in the aggregate principal amount of $218.1 million. In compliance with the terms of the indentures governing the 5.875% Notes, the redemption price was equal to 100.979% of the aggregate principal amount of the notes, plus accrued and unpaid interest to April 15, 2011. We recognized costs of $1.7 million associated with the redemption.
Margin. As part of our trading and brokerage activities, we may be required to post margin with an exchange or one of our counterparties. The amount and timing of margin posted can vary with the volume of trades and market price volatility. Total margin posted at September 30, 2011 and December 31, 2010 was $145.3 million and $192.1 million, respectively. For the nine months ended September 30, 2011, net cash inflows for margin were $46.8 million. For the nine months ended September 30, 2010, net cash inflows for margin were $10.2 million.
Acquisition of Macarthur
As described earlier, we announced, with ArcelorMittal, that we jointly launched an all-cash off-market takeover offer to acquire a controlling ownership interest in Macarthur. The proposal price values the equity of Macarthur at approximately $4.9 billion Australian dollars (or approximately $5.1 billion U.S. dollars as of November 2, 2011). We intend to finance the acquisition of Macarthur with cash on hand, borrowings under our Credit Facility, the Term Loan Facility, and other long term debt financing or borrowings under our Bridge Facility, which is discussed in more detail below. During the three months ended September 30, 2011, we purchased in the open market shares of Macarthur totaling $45.5 million.
Bridge Facility. As discussed in Note 17 to our unaudited condensed consolidated financial statements, we have a $1.0 billion Bridge Facility that contains the negotiated terms and conditions originally contemplated in the bridge commitment letter. The Bridge Facility matures 364 days following its effectiveness. Any initial funding of the Bridge Facility must occur by April 29, 2012.
Term Loan Facility. On October 28, 2011, we entered into a Term Loan Facility, that permits us to borrow an aggregate principal amount of up to $1.0 billion, which will be available in multiple drawings for a period of six months. Borrowings under the Term Loan Facility will be used to finance, in part, the acquisition of Macarthur, and will be available to us in minimum principal amounts of either $0.5 million or $5.0 million, depending upon the interest rate option in the Term Loan Facility chosen by us. The Term Loan Facility will mature on October 28, 2016. See Note 17 to our unaudited condensed consolidated financial statements for additional information on the Term Loan Facility.
There were no other material changes to our capital resources or capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.
Historical Cash Flows

	Nine Months Ended		Increase (Decrease)
	September 30,		To Cash Flow
	2011	2010	$	%
	(Dollars in millions)
Net cash provided by operating activities	$1,190.5	$892.2	$298.3	33.4%
Net cash used in investing activities	(756.8)	(423.3)	(333.5)	(78.8)%
Net cash used in financing activities	(327.3)	(90.2)	(237.1)	(262.9)%

  Operating Activities. The changes from the prior year were driven by the following:

•	Increased operating cash flows generated from our Australian Mining operations driven by higher pricing;

•	a prior year decrease in the utilization of our accounts receivable securitization program; and

•	higher cash inflows associated with margin activity.
     Investing Activities. The changes from the prior year were primarily driven by the higher current year capital spending of $324.9 million, much of which is associated with our organic growth projects in Australia and the U.S.
     Financing Activities. The increase in cash used compared to the prior year was due to the following:

•	The redemption of our 5.875% Notes in the current year, which had an aggregate principal balance of $218.1 million at the time of redemption; and

•	Increased dividends paid of $12.6 million due to a higher dividend rate in the current year; partially offset by

•
Prior year debt issuance costs of $32.2 million related to the refinancing of our Credit Facility and issuance of our 6.5% Senior Notes due September 2020. The proceeds from long-term debt include $500.0 million from our Term Loan and $641.9 million of net proceeds from the issuance of the 6.5% Senior Notes. The proceeds were used to pay off the $490.3 million balance due on our previous term loan facility and the previously outstanding $650 million 6.875% Senior Notes.

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
     Accounts Receivable Securitization. We have an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through our wholly-owned, bankruptcy-remote subsidiary (Seller). At September 30, 2011, we had $61.9 million available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, we contribute, on a revolving basis, trade receivables of most of our U.S. subsidiaries to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). After the sale we, as servicer of the assets, collect the receivables on behalf of the Conduits for a nominal servicing fee. We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under our Credit Facility, effectively managing our overall borrowing costs and providing an additional source for working capital. The securitization program extends to May 2012, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the nine months ended September 30, 2011, we received total consideration of $3,740.9 million related to accounts receivable sold under the securitization program, including $2,831.7 million of cash up front from the sale of the receivables, an additional $674.4 million of cash upon the collection of the underlying receivables, and $234.8 million that had not been collected at September 30, 2011 and was recorded at fair value which approximates carrying value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $150.0 million at September 30, 2011 and December 31, 2010.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as operating activity because both the cash received from the Conduits upon the sale of receivables as well as the cash received from the Conduits upon the ultimate collection of receivables are not subject to significantly different risks given the short-term nature of our trade receivables. We recorded expense associated with securitization transactions of $0.4 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and $1.5 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.

     Other Off-Balance Sheet Arrangements. From time to time, we enter into coal off-take agreements with counterparties where, as a part of the arrangements, we may provide certain financial guarantees on behalf of the counterparties. As of September 30, 2011, we had in place guarantees of $10 million on behalf of our counterparties relating to such agreements. To mitigate risk, we place liens on the counterparties' production equipment or require performance bonds.
In January 2011, we entered into a bilateral cash collateralization agreement in support of certain letters of credit whereby we posted cash collateral in lieu of utilizing our Credit Facility. The capacity under this new agreement is $37.0 million, all of which was posted as collateral at September 30, 2011. As of September 30, 2011, we had a total of $80.0 million posted as collateral under such agreements. The cash collateral is classified within "Cash and cash equivalents" given our ability to substitute letters of credit at any time for this cash collateral.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010. Our critical accounting policies remained unchanged at September 30, 2011. The following provides additional information about Level 3 fair value measurements.
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
Our Level 3 net financial assets represented approximately 2% ($8 million) and 3% ($19 million) of our total net financial assets as of September 30, 2011 and December 31, 2010, respectively. See Notes 5 and 6 to our unaudited condensed consolidated financial statements for additional information regarding fair value measurements.

Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 2 to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The potential for changes in the market value of our coal and freight trading, crude oil, diesel fuel, natural gas, explosives, interest rate and currency portfolios is referred to as “market risk.” Market risk related to our coal trading and freight portfolio, which includes bilaterally-settled and exchange-settled over-the-counter trading as well as brokered trading of coal, is evaluated using a value at risk (VaR) analysis. VaR analysis is not used to evaluate our non-trading interest rate, diesel fuel, explosives and currency hedging portfolios or coal trading activities we employ in support of coal production (as discussed below). We attempt to manage market risks through diversification, controlling position sizes and executing hedging strategies. Due to lack of quoted market prices and the long-term, illiquid nature of the positions, we have not quantified market risk related to our non-trading, long-term coal supply agreement portfolio.
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
We account for coal trading using the fair value method, which requires us to reflect financial instruments with third parties at market value in our condensed consolidated financial statements. Our trading portfolio included forwards, swaps and options as of September 30, 2011.
We perform a VaR analysis on our coal trading portfolio, which includes bilaterally-settled and exchange-settled over-the-counter and direct coal trading. The use of VaR allows us to quantify in dollars, on a daily basis, a measure of price risk inherent in our trading portfolio. VaR represents the expected loss in portfolio value due to adverse market movements over a defined time horizon (liquidation period) within a specified confidence level. Our VaR model is based on a variance/co-variance approach. This captures our exposure related to forwards, swaps and options positions. Our VaR model calculates a 5 to 15-day holding period dependent upon the products within our coal trading portfolio at the time of VaR measurement and a 95% one-tailed confidence interval. This means that there is a one in 20 statistical chance that the portfolio would lose more than the VaR estimates during the liquidation period. Our volatility calculation incorporates an exponentially weighted moving average algorithm based on the previous 60 market days, which makes our volatility more representative of recent market conditions, while still reflecting an awareness of historical price movements. VaR does not estimate the maximum loss expected in the 5% of the time the portfolio value exceeds measured VaR.
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
During the nine months ended September 30, 2011, the actual low, high, and average VaR for our coal trading portfolio was $6.2 million, $30.6 million and $15.2 million, respectively.

 Other Risk Exposures. We also use our coal trading and brokerage platform to support various coal production-related activities. These transactions may involve coal to be produced from our mines, coal sourcing arrangements with third-party mining companies, equity/joint venture positions with producers or off-take agreements with producers. While the support activities (e.g. forward sale of coal to be produced and/or purchased) may ultimately involve market risk sensitive instruments, the sourcing of coal in these arrangements does not involve market risk sensitive instruments and does not encompass the commodity price risks that we monitor through VaR, as discussed above.
There have been no other material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011, and have concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
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
Item 1A. Risk Factors.
The risk factors set forth below are in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.
Risks Related to the Macarthur Acquisition
The extent to which we are able to successfully manage the newly acquired Macarthur operations and successfully operate and develop the mine sites acquired from Macarthur will have a bearing on our future financial results.

The process of managing the operations of Macarthur could cause an interruption of, or loss of momentum in, the activities of the business or the development of new mines. Macarthur currently has two primary producing mines with a third mine expected to ramp up production in the next 12 months, several development projects and a portfolio of exploration projects. All of these properties are held through joint ventures. Our interests in these joint ventures could conflict with the interests of the other joint venture participants. In addition, we may need to seek the consent of the other joint venture participants in order to take certain actions, and those consents may not be forthcoming. Delays in optimizing the operations of the producing mines and in advancing the development projects could impact our future financial results.

Managing the operations of Macarthur may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and new business opportunities and any difficulties encountered in the transition process could affect our future financial results. Additionally, our ability to manage the Macarthur operations will have a direct bearing on the realization of anticipated synergies and benefits. We may experience disruption in relationships with current and new employees, customers, suppliers and joint venture participants. Further, we may encounter unanticipated risks associated with the Macarthur acquisition and may encounter difficulties, delays or failure in achieving anticipated synergies, including the expected increases in earnings and cost savings. If such risks, difficulties or costs are significant, this could adversely affect our business, cash flow and results of operations.

We may incur higher than expected transaction and transition costs.

We have incurred and will continue to incur non-recurring transaction and transition costs associated with the Macarthur acquisition. Although we believe that the synergies and benefits of the acquisition will offset these costs over time, our assumptions relating to the forecast level of cost savings, synergies and associated costs of the Macarthur acquisition may be inaccurate, including as the result of the failure to realize the expected benefits of the acquisition, higher than expected transaction and transition costs, unknown liabilities as well as general economic and business conditions, which could adversely affect our future financial results and result in our anticipated net benefit not being achieved within the expected timetable.

We expect to incur substantial additional indebtedness in connection with the Macarthur acquisition.

We intend to finance the acquisition of Macarthur with cash on hand, borrowings under our Credit Facility, Term Loan Facility, other long term debt financing or borrowings under our Bridge Facility. Assuming 100% of the Macarthur shares are tendered in the offer, we expect to incur additional indebtedness, including amounts needed to fund the purchase of ArcelorMittal's interest in the joint venture established to acquire Macarthur. Any borrowings would be in addition to our $2.5 billion of indebtedness outstanding at September 30, 2011. None of this indebtedness will be guaranteed by Macarthur.

The degree to which we are leveraged could have important consequences, including, but not limited to:

•	making it more difficult for us to pay interest and satisfy our debt obligations;

•	increasing the costs of borrowing under our existing credit facilities;

•	increasing our vulnerability to general adverse economic and industry conditions;

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

•	making it more difficult to obtain surety bonds, letters of credit or other financing, particularly during periods in which credit markets are weak;

•	limiting our flexibility in planning for, or reacting to, changes in our business and in the coal industry;

•	causing a decline in our credit ratings; and

•	placing us at a competitive disadvantage compared to less leveraged competitors.

In addition, our debt agreements subject us to financial and other restrictive covenants. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us and result in amounts outstanding thereunder to be immediately due and payable.

Any downgrade in our credit ratings could result in an increase in interest rates on our credit facilities, requirements to post additional collateral on derivative trading instruments, or the loss of trading counterparties for corporate hedging and commodity brokerage and trading.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Certain agreements governing our indebtedness restrict our ability to sell assets and use the proceeds from the sales. We may not be able to complete those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

We will be more exposed to currency exchange rate fluctuations following completion of the Macarthur acquisition, and there will be an increased proportion of assets, liabilities and expenses denominated in non-U.S. dollar currencies.

As a result of the completion of the Macarthur acquisition, our consolidated financial results will be more exposed to currency exchange rate fluctuations, and an increased proportion of assets, liabilities and expenses will be denominated in non-U.S. dollar currencies.

We will present our consolidated financial statements in U.S. dollars and will have a significant proportion of net assets and expenses in the Australian dollar. Our consolidated financial results and capital ratios will, therefore, be sensitive to movements in foreign exchange rates. An appreciation of the Australian dollar relative to the U.S. dollar could have an adverse impact on our consolidated financial results.

Integrating and maintaining internal controls for the combined business may strain our resources and divert management's attention. If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Prior to the acquisition, Macarthur was not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Sarbanes-Oxley Act of 2002. As a subsidiary consolidated with our financial statements, Macarthur will be subject to such rules and regulations. Implementing and maintaining appropriate internal controls and procedures for Macarthur will require specific compliance training of certain officers and employees, will entail substantial costs in order to modify existing accounting systems, and will take a significant period of time to complete.

We will incorporate the internal controls and procedures of Macarthur into our internal control over financial reporting following the acquisition, and we expect to be able to perform an assessment of and report on internal control over financial reporting for the combined business for the year ending December 31, 2012. We may not, however, be efficient in establishing adequate of internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could impair our ability to operate the business. If we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, or if our internal controls are perceived as inadequate, or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 24, 2008, we announced that our Board of Directors authorized a share repurchase program of up to $1 billion of the then outstanding shares of our common stock. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. Our Chairman and Chief Executive Officer also has the authority to direct us to repurchase up to $100 million of our common stock outside the share repurchase program. The repurchase program does not have an expiration date and may be discontinued at any time. Through September 30, 2011, we have made repurchases of 7.7 million shares at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the program.

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2011	2,877	$59.39	—	$700.4
August 1 through August 31, 2011	1,613	55.35	—	700.4
September 1 through September 30, 2011	11,119	46.10	—	700.4
Total	15,609	$49.51	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock, which are not a part of the share repurchase program.

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
We also partner with several companies and governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protections for our employees. We have signed letters of intent to field test a new mine emergency vehicle under development by outside companies. We are in the process of installing new communications and tracking systems at our U.S. underground mines, which will allow persons on the surface to determine the location of and communicate with all persons underground. In addition, we are exploring the use of proximity detection and collision avoidance systems to enhance the safety around our large equipment fleets in the U.S. and Australia. We are currently testing these systems at a section of one of our U.S. underground mines.

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

	Nine Months Ended September 30,
	2011	2010
U.S.	1.33	2.13
Australia	2.62	4.36
Total Peabody Energy Corporation	1.83	2.91
For the U.S., the comparable MSHA incidence rate is from MSHA’s Mine Injury and Worktime Operators report and represents the all incidence rate for all U.S. coal mines, excluding the impact of office workers (“All Incidence Rate”). As of November 2, 2011, MSHA’s Mine Injury and Worktime Operators report for the nine months ended September 30, 2011 had not yet been published. The MSHA All Incidence Rate for the six months ended June 30, 2011 was 3.58. The MSHA All Incidence Rate for the nine months ended September 30, 2010 was 3.92.
We monitor MSHA compliance using violations per inspection day (in the U.S. only), which is calculated as the total count of violations per five hour MSHA inspector day. For the nine months ended September 30, 2011 and 2010, our violations per inspection day were 0.81 and 0.84, respectively.
The following disclosures are provided pursuant to the recently enacted Dodd-Frank Act, which requires certain disclosures by companies required to file periodic reports under the Securities Exchange Act of 1934, as amended, that operate coal mines regulated under the Federal Mine Safety and Health Act of 1977 (the Mine Act). The disclosures reflect U.S. mining operations only as the requirements of the Dodd-Frank Act do not apply to our mines operated outside the U.S. Under the Dodd-Frank Act, the SEC is authorized to issue rules and regulations to carry out the purposes of these provisions. In December 2010, the SEC issued a proposed rule for the mine safety disclosures. With the comment period completed, a final rule is expected from the SEC by the end of 2011.
Mine Safety Information. Whenever MSHA believes that a violation of the Mine Act, any health or safety standard, or any regulation has occurred, it may issue a citation which describes the violation and fixes a time within which the operator must abate the violation. In some situations, such as when MSHA believes that conditions pose a hazard to miners, MSHA may issue an order removing miners from the area of the mine affected by the condition until hazards are corrected. Whenever MSHA issues a citation or order, it generally proposes a civil penalty, or fine, as a result of the violation that the operator is ordered to pay. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed. The number of citations, orders and proposed assessments vary depending on the size and type (underground or surface) of the mine as well as by the MSHA inspector(s) assigned to that mine. Since MSHA is a branch of the U.S. Department of Labor, its jurisdiction applies only to our U.S. mines. While our Australian mines are not required to report safety information to MSHA, in 2008 we modified our injury reporting processes such that our Australian operations began capturing safety data using the same criteria as that of our U.S. operations. However, the safety data for our Australian mines does not include MSHA issued citations, orders and proposed assessments. As such, the mine safety disclosures that follow contain no information for our Australian mines.
MSHA Citations and Orders. The table that follows reflects citations and orders issued to us by MSHA during the three and nine months ended September 30, 2011, as reflected in our systems. Due to timing and other factors, our data may not agree with the mine data retrieval system maintained by MSHA. The proposed assessments for the three and nine months ended September 30, 2011 were taken from the MSHA system as of November 2, 2011.

Additional information follows about MSHA references used in the table.

•
Section 104 Citations: The total number of violations received from MSHA under section 104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

•
Section 104(b)Orders: The total number of orders issued by MSHA under section 104(b) of the Mine Act, which represents a failure to abate a citation under section 104(a) within the period of time prescribed by MSHA. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines that the violation has been abated.

•
Section 104(d)Citations and Orders: The total number of citations and orders issued by MSHA under section 104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

•	Section 110(b)(2)Violations: The total number of flagrant violations issued by MSHA under section 110(b)(2) of the Mine Act.

•	Section 107(a)Orders: The total number of orders issued by MSHA under section 107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

•	Proposed MSHA Assessments: The total dollar value of proposed assessments from MSHA.

•	Fatalities: The total number of related fatalities.

Three Months Ended September 30, 2011

Mine(1)	Section 104 Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 104(e) Potential Pattern of Violations	Section 110(b)(2) Violations	Section 107(a) Orders	($) Proposed MSHA Assessments	Fatalities
							(in thousands)
Western U.S. Mining
Caballo	1	—	—	—	—	—	—	—
E1 Segundo	20	—	—	—	—	—	10.8	—
Kayenta	22	—	—	—	—	—	14.6	—
Lee Ranch	7	—	—	—	—	—	5.0	—
North Antelope Rochelle	15	—	—	—	—	—	3.4	—
Rawhide	3	—	—	—	—	—	3.0	—
Twentymile (Foidel Creek)	39	—	—	—	—	—	12.3	—
Midwestern U.S. Mining
Air Quality (Air Quality Mine and South Wash Plant)	122	—	10	—	—	1	99.4	—
Bear Run	1	—	—	—	—	—	0.1	—
Cottage Grove (Wildcat Hills-Cottage Grove Pit)	1	—	—	—	—	—	—	—
Farmersburg(2)	2	—	—	—	—	—	0.1
Francisco Surface(2)	5	—	—	—	—	—	2.1
Francisco Underground	142	—	1	—	—	1	83.2	—
Gateway	125	—	4	—	—	—	70.8	—
Midwest Repair Facility (Columbia Maintenance Services)	4	—	—	—	—	1	1.0	—
Sage Creek(3)	3	—	—	—	—	—	0.3	—
Somerville Central	1	—	1	—	—	—	—	—
Viking (Viking-Corning and Knox Pit)	7	—	—	—	—	—	1.2	—
Wild Boar	—	—	—	—	—	—	—	—
Wildcat Hills Underground	102	—	—	—	—	—	25.2	—
Willow Lake (Willow Lake Portal and Central Preparation Plant)	162	—	4	—	—	—	69.2	—

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

(2)	Mine was closed as of January 1, 2011.

(3)	Mine has yet to commence operations.

Nine Months Ended September 30, 2011

Mine(1)	Section 104 Citations	Section 104(b) Orders	Section 104(d) Citations and Orders	Section 104(e) Potential pattern of Violations	Section 110(b)(2) Violations	Section 107(a) Orders	($) Proposed MSHA Assessments	Fatalities
							(in thousands)
Western U.S. Mining
Caballo	16	—	—	—	—	—	5.3	—
El Segundo	34	—	—	—	—	—	16.6	—
Kayenta	63	—	—	—	—	—	50.9	1
Lee Ranch	19	—	—	—	—	—	12.8	—
North Antelope Rochelle	18	—	—	—	—	—	160.9	—
Rawhide	4	—	—	—	—	—	3.1	—
Twentymile (Foidel Creek)	163	—	2	—	—	—	257.8	—
Midwestern U.S. Mining
Air Quality (Air Quality Mine and South Wash Plant)	376	1	12	—	—	2	441.6	—
Bear Run	18	—	—	—	—	—	7.3	—
Cottage Grove (Wildcat Hills-Cottage Grove Pit)	16	—	—	—	—	—	9.4	—
Farmersburg(2)	3	—	—	—	—	—	0.3	—
Francisco Surface(2)	11	—	—	—	—	—	8.9	—
Francisco Underground	380	—	5	—	—	1	342.8
Gateway	274	—	4	—	—	—	187.6	—
Midwest Repair Facility (Columbia Maintenance Services)	4	—	—	—	—	1	1.0	—
Sage Creek(3)	3	—	—	—	—	—	0.3	—
Somerville Central	12	—	1	—	—	—	11.6	—
Viking (Viking-Corning and Knot Pit)	24	—	—	—	—	—	22.3	—
Wild Boar	6	—	—	—	—	—	0.6	—
Wildcat Hills Underground	196	—	—	—	—	—	129.8	—
Willow Lake (Willow Lake Portal and Central Preparation Plant)	652	1	26	—	—	—	927.8	—

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

(2)	Mine was closed as of January 1, 2011.

(3)	Mine has yet to commence operations.

Pattern or Potential Pattern of Violations. During the three and nine months ended September 30, 2011, none of the mines operated by us received written notice from MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under section 104(e) of the Mine Act or (b) the potential to have such a pattern.
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

The table that follows presents information by mine regarding pending legal actions before the Commission at September 30, 2011. Each legal action is assigned a docket number by the Commission and may have as its subject matter one or more citations, orders, penalties or complaints.

Mine(1)	Legal Actions
Western U.S. Mining
Kayenta	6
North Antelope Rochelle	7
Rawhide	4
Twentymile (Foidel Creek)	31
Midwestern U.S. Mining
Air Quality (Air Quality Mine and South Wash Plant)	30
Cottage Grove (Wildcat Hills-Cottage Grove Pit)	2
Francisco Underground	10
Gateway	28
Midwest Repair Facility (Columbia Maintenance Services)	2
Somerville Central	1
Vermilion Grove	1
Viking (Viking-Corning and Knot Pit)	1
Wildcat Hills Underground	2
Willow Lake (Willow Lake Portal and Central Preparation Plant)	69

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

     (b) None

Item 6. Exhibits.
See Exhibit Index at page 67 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	November 4, 2011	By:	/s/ MICHAEL C. CREWS
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

10.1
Implementation Deed, dated as of August 30, 2011, between PEAMCoal Pty Ltd and Macarthur Coal Limited (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 2, 2011).

10.2*
Amended and Restated Co-Operation and Contribution Agreement, dated as of September 13, 2011, among Peabody Acquisition Co. No. 2 Pty Ltd, ArcelorMittal Netherlands B.V., ArcelorMittal Mining Australasia B.V., PEAMCoal Holdings Pty Ltd and PEAMCoal Pty Ltd.

10.3
Pre-Bid Acceptance Deed, dated as of July 29, 2011, between ArcelorMittal Netherlands B.V. and Peabody Acquisition Co. No.4 Pty Ltd (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on August 4, 2011).

10.4*
Amended and Restated Deed of Guarantee, dated as of September 13, 2011, among Peabody Energy Corporation, ArcelorMittal S.A., Peabody Acquisition Co. No. 2 Pty Ltd, ArcelorMittal Netherlands B.V., ArcelorMittal Mining Australasia B.V. and PEAMCoal Holdings Pty Ltd.

10.5
CCA Acknowledgement dated August 2, 2011 among Peabody Acquisition Co. No. 2 Pty Ltd, Peabody Acquisition Co. No. 3 Pty Ltd and Peabody Acquisition Co. No. 2 Pty Ltd, ArcelorMittal Netherlands B.V. and ArcelorMittal Mining Australasia B.V. (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on August 4, 2011).

10.6*
Amended and Restated Bridge Facility Commitment Letter, dated as of September 12, 2011, among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A., UBS Securities LLC, UBS Loan Finance LLC, Morgan Stanley Senior Funding, Inc., Citigroup Global Markets, Inc., Citibank, N.A., HSBC Bank USA, N.A., HSBC Securities (USA) Inc., The Royal Bank of Scotland Plc and RBS Securities Inc.

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

101*	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.