Form 10-Q
period 2012-03-31
PEABODY ENERGY CORP
filed 2012-05-04
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( )  No ( X )
There were 272,392,200 shares of common stock with a par value of $0.01 per share outstanding at April 27, 2012.

INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011	1
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011	2
Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	4
Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2012	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	49
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 4. Mine Safety Disclosures	50
Item 6. Exhibits	51
SIGNATURE	52
EXHIBIT INDEX	53
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-95
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions, except per share data)
Revenues
Sales	$1,803.0	$1,612.0
Other revenues	235.6	131.1
Total revenues	2,038.6	1,743.1
Costs and expenses
Operating costs and expenses	1,438.6	1,247.2
Depreciation, depletion and amortization	144.9	107.7
Asset retirement obligation expense	15.2	13.3
Selling and administrative expenses	71.0	61.6
Other operating (income) loss:
Net gain on disposal or exchange of assets	(4.0)	(4.0)
Loss from equity affiliates	22.7	3.0
Operating profit	350.2	314.3
Interest expense	102.0	51.0
Interest income	(8.1)	(4.1)
Income from continuing operations before income taxes	256.3	267.4
Income tax provision	74.0	72.8
Income from continuing operations, net of income taxes	182.3	194.6
Loss from discontinued operations, net of income taxes	(4.0)	(15.9)
Net income	178.3	178.7
Less: Net income attributable to noncontrolling interests	5.6	2.2
Net income attributable to common stockholders	$172.7	$176.5

Income From Continuing Operations
Basic earnings per share	$0.64	$0.71
Diluted earnings per share	$0.64	$0.70

Net Income Attributable to Common Stockholders
Basic earnings per share	$0.63	$0.66
Diluted earnings per share	$0.63	$0.65

Dividends declared per share	$0.085	$0.085
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Net income	$178.3	$178.7
Other comprehensive income, net of income taxes:
Net unrealized holding gains (losses) on available-for-sale securities (net of $6.7 and $0.0 tax benefit for the three months ended March 31, 2012 and 2011, respectively)	(11.5)	1.0
Net unrealized gains on cash flow hedges (net of $31.4 and $34.3 tax provision for the three months ended March 31, 2012 and 2011, respectively)
Increase in fair value of cash flow hedges	147.8	88.5
Less: Reclassification for realized gains included in net income	(84.2)	(56.0)
Net unrealized gains on cash flow hedges	63.6	32.5
Postretirement plans and workers' compensation obligations (net of $8.1 and $0.2 tax provision for the three months ended March 31, 2012 and 2011, respectively)
Net actuarial loss for the period	—	3.5
Amortization of actuarial loss and prior service cost	13.9	10.0
Postretirement plan and workers' compensation obligations	13.9	13.5
Foreign currency translation adjustment	12.7	—
Other comprehensive income	78.7	47.0
Comprehensive income	257.0	225.7
Less: Comprehensive income attributable to noncontrolling interests	5.6	2.2
Comprehensive income attributable to common stockholders	$251.4	$223.5

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$952.4	$799.1
Accounts receivable, net of allowance for doubtful accounts of $16.6 at March 31, 2012 and $17.0 at December 31, 2011	748.1	922.5
Inventories	514.9	446.3
Assets from coal trading activities, net	43.3	44.6
Deferred income taxes	24.3	27.3
Other current assets	746.7	766.1
Total current assets	3,029.7	3,005.9
Property, plant, equipment and mine development
Land and coal interests	11,542.1	10,781.0
Buildings and improvements	1,229.8	1,131.4
Machinery and equipment	2,743.0	2,862.4
Less: accumulated depreciation, depletion and amortization	(3,545.8)	(3,412.1)
Property, plant, equipment and mine development, net	11,969.1	11,362.7
Investments and other assets	1,938.3	2,364.4
Total assets	$16,937.1	$16,733.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$114.6	$101.1
Liabilities from coal trading activities, net	14.6	10.3
Accounts payable and accrued expenses	1,502.8	1,712.3
Total current liabilities	1,632.0	1,823.7

Long-term debt, less current maturities	6,538.4	6,556.4
Deferred income taxes	590.8	554.2
Asset retirement obligations	637.0	621.3
Accrued postretirement benefit costs	1,051.6	1,053.1
Other noncurrent liabilities	674.5	608.5
Total liabilities	11,124.3	11,217.2

Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of March 31, 2012 or December 31, 2011	—	—
Series A Junior Participating Preferred Stock — $0.01 per share par value; 1.5 shares authorized, no shares issued or outstanding as of March 31, 2012 or December 31, 2011	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of March 31, 2012 or December 31, 2011	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of March 31, 2012 or December 31, 2011	—	—
Common Stock — $0.01 per share par value; 800.0 shares authorized, 281.7 shares issued and 272.3 shares outstanding as of March 31, 2012 and 280.3 shares issued and 271.1 shares outstanding as of December 31, 2011	2.8	2.8
Additional paid-in capital	2,255.2	2,234.0
Retained earnings	3,893.5	3,744.0
Accumulated other comprehensive loss	(63.7)	(142.4)
Treasury shares, at cost: 9.4 shares as of March 31, 2012 and 9.2 shares as of December 31, 2011	(361.2)	(353.3)
Peabody Energy Corporation’s stockholders’ equity	5,726.6	5,485.1
Noncontrolling interests	86.2	30.7
Total stockholders’ equity	5,812.8	5,515.8
Total liabilities and stockholders’ equity	$16,937.1	$16,733.0

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$178.3	$178.7
Loss from discontinued operations, net of income taxes	4.0	15.9
Income from continuing operations, net of income taxes	182.3	194.6
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	144.9	107.7
Deferred income taxes	0.3	23.9
Share-based compensation	13.0	10.9
Net gain on disposal or exchange of assets	(4.0)	(4.0)
Loss from equity affiliates	22.7	3.0
Changes in current assets and liabilities:
Accounts receivable	261.6	81.8
Change in receivable from accounts receivable securitization program	(75.0)	—
Inventories	(78.8)	(18.2)
Net assets from coal trading activities	31.6	(72.8)
Other current assets	6.2	(9.2)
Accounts payable and accrued expenses	(108.7)	(102.7)
Asset retirement obligations	13.4	7.3
Workers’ compensation obligations	1.8	7.1
Pension costs	12.4	4.0
Accrued postretirement benefit costs	7.3	6.3
Contributions to pension plans	(0.4)	(0.4)
Other, net	0.8	(4.1)
Net cash provided by continuing operations	431.4	235.2
Net cash used in discontinued operations	(35.9)	(14.6)
Net cash provided by operating activities	395.5	220.6
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(235.3)	(93.6)
Investment in Prairie State Energy Campus	(3.3)	(8.9)
Proceeds from disposal of assets	4.6	5.5
Investments in equity affiliates and joint ventures	—	(1.1)
Proceeds from sales and maturities of debt and equity securities	3.1	15.5
Purchases of debt and equity securities	—	(14.6)
Purchases of short-term investments	—	(100.0)
Contributions to joint ventures	(208.9)	—
Distributions from joint ventures	221.4	—
Repayment of loans from related parties	338.7	—
Advances to related parties	(322.0)	—
Other, net	(0.5)	(0.4)
Net cash used in continuing operations	(202.2)	(197.6)
Net cash used in discontinued operations	(0.9)	(13.6)
Net cash used in investing activities	(203.1)	(211.2)
Cash Flows From Financing Activities
Payments of long-term debt	(13.4)	(10.0)
Dividends paid	(23.2)	(23.0)
Repurchase of employee common stock relinquished for tax withholding	(7.9)	(15.1)
Excess tax benefits related to share-based compensation	3.5	4.9
Proceeds from stock options exercised	1.4	4.0
Other, net	0.5	7.8
Net cash used in financing activities	(39.1)	(31.4)
Net change in cash and cash equivalents	153.3	(22.0)
Cash and cash equivalents at beginning of period	799.1	1,295.2
Cash and cash equivalents at end of period	$952.4	$1,273.2
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation’s Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2011	$2.8	$2,234.0	$(353.3)	$3,744.0	$(142.4)	$30.7	$5,515.8
Net income	—	—	—	172.7	—	5.6	178.3
Net unrealized losses on available-for-sale securities (net of $6.7 tax benefit)	—	—	—	—	(11.5)	—	(11.5)
Increase in fair value of cash flow hedges (net of $31.4 tax provision)	—	—	—	—	63.6	—	63.6
Postretirement plans and workers’ compensation obligations (net of $8.1 tax provision)	—	—	—	—	13.9	—	13.9
Foreign currency translation adjustment	—	—	—	—	12.7	—	12.7
Dividends paid	—	—	—	(23.2)	—	—	(23.2)
Share-based compensation	—	13.0	—	—	—	—	13.0
Excess tax benefits related to share-based compensation	—	3.5	—	—	—	—	3.5
Stock options exercised	—	1.4	—	—	—	—	1.4
Employee stock purchases	—	3.3	—	—	—	—	3.3
Repurchase of employee common stock relinquished for tax withholding	—	—	(7.9)	—	—	—	(7.9)
MCG Coal Holdings Pty Ltd. noncontrolling interests at conversion	—	—	—	—	—	53.4	53.4
Distributions to noncontrolling interests	—	—	—	—	—	(3.5)	(3.5)
March 31, 2012	$2.8	$2,255.2	$(361.2)	$3,893.5	$(63.7)	$86.2	$5,812.8
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
The accompanying condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2011 has been derived from the Company’s audited consolidated balance sheet. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.
The Company classifies items within discontinued operations in the unaudited condensed consolidated financial statements when the operations and cash flows of a particular component (defined as operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity) of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction, and the Company will no longer have any significant continuing involvement in the operations of that component.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance that required new fair value disclosures, including disclosures about significant transfers into and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. In addition, the guidance required new disclosures regarding activity in Level 3 fair value measurements, including a gross basis reconciliation. The Company began complying with the new fair value disclosure requirements beginning January 1, 2010, except for the disclosure of activity within Level 3 fair value measurements, which became effective January 1, 2011. In May 2011, the FASB issued additional fair value measurement disclosure requirements that were intended to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between United States (U.S.) generally accepted accounting principles (GAAP) and International Financial Reporting Standards. That update required the categorization by level for financial instruments not measured at fair value but for which disclosure of fair value is required, disclosure of all transfers between Level 1 and Level 2, and additional disclosures for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance became effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company). While the adoption of this guidance had an impact on the Company's disclosures, it did not affect the Company's results of operations, financial condition or cash flows.
(3)    Acquisition of Macarthur Coal Limited
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The preliminary purchase accounting allocations were recorded in the accompanying unaudited condensed consolidated financial statements as of, and for the periods subsequent to the acquisition and control date. The Company has not yet finalized the fair value determination of the assets acquired and liabilities assumed, which is expected once third-party valuation appraisals are completed. The Company is evaluating mine lives and reviewing coal reserve studies on the acquired properties, the outcome of which will determine the final fair value allocated to coal reserve assets. The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed that were recognized at the acquisition and control date as well as provisional fair value adjustments made during the first quarter of 2012:

	Preliminary		Updated
	Allocations	Adjustments	Allocations
	(Dollars in millions)
Accounts receivable, net	$106.6	$7.7	$114.3
Inventories	67.1	(10.1)	57.0
Other current assets	137.5	(3.9)	133.6
Property, plant, equipment and mine development	3,457.0	112.5	3,569.5
Investments and other assets	1,275.1	(78.7)	1,196.4
Current maturities of long-term debt	(11.0)	—	(11.0)
Accounts payable and accrued expenses	(133.8)	(25.0)	(158.8)
Long-term debt, less current maturities	(59.2)	—	(59.2)
Asset retirement obligations	(39.3)	—	(39.3)
Other noncurrent liabilities	(31.4)	(2.5)	(33.9)
Noncontrolling interests	(2,011.9)	—	(2,011.9)
Total purchase price, net of cash acquired of $261.2	$2,756.7	$—	$2,756.7

The adjustments to the provisional fair values result from additional information obtained about facts in existence at the acquisition and control date. Adjustments to provisional fair values are assumed to have been made as of the acquisition and control date. As a result, "Operating costs and expenses" and "Depreciation, depletion and amortization" for the fourth quarter of 2011 would have been lower by $10.1 million and $10.6 million, respectively, than was previously reported. The results in the unaudited condensed consolidated statements of income reflect these adjustments in the first quarter of 2012.

In connection with the acquisition, the Company acquired contract based intangibles consisting of port, rail and water take-or-pay obligations and recorded a liability for unutilized capacity of $33.3 million, net of tax, which is being amortized based on that unutilized capacity over the terms of the applicable agreements which extend to 2018. As of March 31, 2012, the carrying value of the liability was $30.2 million and the amortization (reduction to “Operating costs and expenses” in the unaudited condensed consolidated statement of income) recorded through March 31, 2012 was $3.1 million. Estimated amortization as of March 31, 2012 is $11.4 million, $17.1 million and $1.7 million for the years ending December 31, 2012, 2013 and 2014, respectively. Unutilized capacity is not expected in years 2015 through 2018.

Macarthur contributed revenues of $145.2 million and a net loss of $6.5 million during the three months ended March 31, 2012, which includes results from our equity affiliate investment in the Middlemount Mine which is ramping up operations. The results of Macarthur for the three months ended March 31, 2012 are included in the unaudited condensed consolidated statements of income and are reported in the Australian Mining segment, except for the activity associated with certain equity affiliate investments, which is reflected in the Corporate and Other segment.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Macarthur, on a pro forma basis, as though the companies had been combined as of January 1, 2011. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Macarthur constituted a single entity during those periods or that may be attained in the future.

Three Months Ended
March 31, 2011
(Dollars in millions, except earnings per share)
Revenue	$1,807.8
Income from continuing operations, net of income taxes	113.1
Basic earnings per share	0.35
Diluted earnings per share	0.35

The pro forma income from continuing operations, net of income taxes, includes adjustments to operating costs to reflect the additional expense for the estimated impact of the fair value adjustment for coal inventory, the estimated impact on depreciation, depletion and amortization for the fair value adjustment for property, plant and equipment (including mineral rights) and additional expense for the estimated impact of reflecting the equity affiliate interest at its estimated fair value.

As disclosed in Note 23 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, an outstanding loan balance of $384.6 million was converted to a 90% equity interest in MCG Coal Holdings Pty Ltd. (MCGH), resulting in consolidation of MCGH and recognition of noncontrolling interests of $53.4 million at conversion.

(4)    Discontinued Operations
Discontinued operations include certain non-strategic Midwestern and Australian mining assets held for sale where the Company has committed to the divestiture of such assets and other operations recently divested.
Revenues resulting from discontinued operations (including assets held for sale) were $48.4 million and $1.8 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Losses before income taxes from discontinued operations were $8.2 million and $21.5 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The income tax adjustment resulting from discontinued operations reflects a benefit of $4.2 million and $5.6 million for the three months ended March 31, 2012 and March 31, 2011, respectively.
Total assets related to discontinued operations were $156.3 million as of March 31, 2012 and $143.7 million as of December 31, 2011. Total liabilities associated with discontinued operations were $65.9 million as of March 31, 2012 and $86.3 million as of December 31, 2011.
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
Investments in securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. Realized gains and losses, determined on a specific identification method, are included in “Interest income” in the unaudited condensed consolidated statements of income.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not have any held-to-maturity securities as of March 31, 2012 or December 31, 2011.
Investments in available-for-sale securities at March 31, 2012 were as follows:

Available-for-sale securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
Federal government securities	$2.9	$—	$—	$2.9
U.S. corporate bonds	5.2	—	—	5.2
Noncurrent:
Marketable equity securities	66.5	—	(27.6)	38.9
Federal government securities	11.3	0.2	—	11.5
U.S. corporate bonds	4.9	0.2	—	5.1
Total	$90.8	$0.4	$(27.6)	$63.6
Investments in available-for-sale securities at December 31, 2011 were as follows:

Available-for-sale securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
Federal government securities	$3.3	$—	$—	$3.3
U.S. corporate bonds	3.9	—	—	3.9
Noncurrent:
Marketable equity securities	66.5	—	(9.5)	57.0
Federal government securities	11.3	0.2	—	11.5
U.S. corporate bonds	7.7	0.1	—	7.8
Total	$92.7	$0.3	$(9.5)	$83.5
Contractual maturities for available-for-sale investments in debt securities at March 31, 2012 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$8.1	$8.1
Due in one to five years	16.2	16.6
Total	$24.3	$24.7
The Company’s investments in marketable equity securities consist of an investment in Winsway Coking Coal Holdings Limited.
Proceeds from sales and maturities of securities amounted to $1.7 million with no realized gain or loss on the sales for the three months ended March 31, 2012.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the securities described above, the Company held investments in debt securities related to the Company's pro-rata share of funding in the Newcastle Coal Infrastructure Group (NCIG).  These debt securities are recorded at cost, which approximates fair value, and are denominated in U.S. dollars. During the three months ended March 31, 2012, the Company sold $1.4 million of the debt securities related to NCIG, with no realized gain or loss on the sale. The fair value of these securities still held at March 31, 2012 was $28.0 million.
At each reporting date, the Company performs separate evaluations of debt and equity securities to determine if any unrealized losses are other-than-temporary. None of the securities that were in an unrealized loss position at March 31, 2012 has been so for greater than 12 months. The Company did not recognize any other-than-temporary losses on any of its investments during the three months ended March 31, 2012.
(6)     Inventories
Inventories consisted of the following:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Materials and supplies	$134.6	$124.9
Raw coal	125.1	95.0
Saleable coal	255.2	226.4
Total	$514.9	$446.3

(7)     Derivatives and Fair Value Measurements
Risk Management — Non-Coal Trading Activities
The Company is exposed to various types of risk in the normal course of business, including price risk on commodities utilized in the Company's operations, interest rate risk on long-term debt, and foreign currency exchange rate risk for non-U.S. dollar expenditures. In most cases, commodity price risk (excluding coal trading activities) related to the sale of coal is mitigated through the use of long-term, fixed-price contracts, with a small percentage mitigated through the use of financial instruments. For the price risk exposure on other commodities, as well as for the interest rate risk and foreign currency exchange rate risk, the Company utilizes financial derivative instruments to manage the risks related to these fluctuations. All of these risks are actively monitored in an effort to ensure compliance with the risk management policies of the Company.
Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against changes in the fair value of the fixed rate debt that results from market interest rate changes. From time to time, the interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of March 31, 2012, the Company had no interest rate swaps in place.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at March 31, 2012:

	Notional Amount by Year of Maturity
	Total	2012	2013	2014	2015	2016	2017 and thereafter
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,565.5	$1,694.9	$1,651.6	$1,117.5	$101.5	$—	$—
GBP:US$ hedge contracts (GBP millions)	6.5	6.5	—	—	—	—	—
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	190.0	72.3	73.7	41.0	3.0	—	—
U.S. explosives hedge contracts (million MMBtu)	6.6	2.8	2.6	1.2	—	—	—

	Account Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value Asset (Liability)
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,565.5	$—	$—	$517.9
GBP:US$ hedge contracts (GBP millions)	6.5	—	—	—
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	190.0	—	—	81.9
U.S. explosives hedge contracts (million MMBtu)	6.6	—	—	(12.7)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-trading hedges during the three months ended March 31, 2012 and 2011:

		Three Months Ended March 31, 2012
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivative (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$58.1	$17.3	$4.6
Foreign currency cash flow hedge contracts:	Operating costs and expenses	—	140.3	113.0	—
Total		$—	$198.4	$130.3	$4.6

		Three Months Ended March 31, 2011
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivative (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$99.0	$8.1	$2.3
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	119.8	72.7	—
Total		$—	$218.8	$80.8	$2.3
Based on the net fair value of the Company’s non-coal trading positions held in “Accumulated other comprehensive loss” at March 31, 2012, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months associated with the Company’s foreign currency and diesel fuel hedge programs are expected to be approximately $284 million and $61 million, respectively, while the unrealized losses to be realized under the explosives hedge program are expected to be approximately $8 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings will partially offset the realized transactions, while the unrealized losses will add incremental expense to the unaudited condensed consolidated statements of income.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The classification and amount of derivatives presented on a gross basis as of March 31, 2012 and December 31, 2011 are as follows:

	Fair Value as of March 31, 2012
Financial Instrument	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(Dollars in millions)
Commodity swaps and options	$61.2	$22.2	$8.2	$6.0
Foreign currency cash flow hedge contracts	284.8	235.6	1.7	0.8
Total	$346.0	$257.8	$9.9	$6.8

	Fair Value as of December 31, 2011
Financial Instrument	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(Dollars in millions)
Commodity swaps and options	$43.4	$11.7	$7.1	$15.0
Foreign currency cash flow hedge contracts	270.4	229.0	4.3	4.5
Total	$313.8	$240.7	$11.4	$19.5
After netting by counterparty where permitted, the fair values of the respective derivatives are reflected in “Other current assets,” “Investments and other assets,” “Accounts payable and accrued expenses” and “Other noncurrent liabilities” in the condensed consolidated balance sheets.
See Note 8 for information related to the Company’s coal trading activities.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment in debt and equity securities	$63.6	$—	$—	$63.6
Commodity swaps and options	—	69.2	—	69.2
Foreign currency cash flow hedge contracts	—	517.9	—	517.9
Total net financial assets	$63.6	$587.1	$—	$650.7

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment in debt and equity securities	$83.5	$—	$—	$83.5
Commodity swaps and options	—	33.0	—	33.0
Foreign currency cash flow hedge contracts	—	490.6	—	490.6
Total net financial assets	$83.5	$523.6	$—	$607.1
For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, exchange indices, broker quotes, published indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

•	Investment in debt and equity securities: valued based on quoted prices in active markets (Level 1).

•	Commodity swaps and options — diesel fuel and explosives: generally valued based on a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Foreign currency cash flow hedge contracts: valued utilizing inputs obtained in quoted public markets (Level 2).
The Company did not have any transfers between levels during the three months ended March 31, 2012 or 2011 for its non-coal trading positions. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2012 and December 31, 2011:

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

•
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2), and otherwise on estimated borrowing rates to discount the cash flows to their present value (Level 3). The carrying amounts of the 7.875% Senior Notes due 2026 and the Convertible Junior Subordinated Debentures due 2066 (the Debentures) are net of the respective unamortized note discounts.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s debt are summarized as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$6,653.0	$6,622.3	$6,657.5	$6,922.7
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
(8)     Coal Trading
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
The Company’s policy is to include instruments associated with coal trading transactions as a part of its trading book. Trading revenues are recorded in “Other revenues” in the unaudited condensed consolidated statements of income and include realized and unrealized gains and losses on derivative instruments, including coal deliveries related to contracts accounted for under the normal purchases and normal sales exception. Therefore, the Company has elected the trading exemption to reflect the disclosures for its coal trading activities.

	Three Months Ended March 31,
Trading Revenues by Type of Instrument	2012	2011
	(Dollars in millions)
Commodity swaps and options	$10.8	$(31.8)
Physical commodity purchase/sale contracts	9.1	21.9
Total trading revenues	$19.9	$(9.9)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Forecasted Transactions No Longer Probable. During the three months ended March 31, 2012, the Company reclassified losses of $1.2 million out of “Accumulated other comprehensive loss” to earnings as the underlying forecasted transactions were deemed no longer probable of occurring.
Fair Value Measurements
The fair value of assets and liabilities from coal trading activities is set forth below:

	March 31, 2012		December 31, 2011
	Gross Basis	Net Basis	Gross Basis	Net Basis
	(Dollars in millions)
Assets from coal trading activities	$196.0	$43.3	$170.4	$44.6
Liabilities from coal trading activities	(95.7)	(14.6)	(84.0)	(10.3)
Subtotal	100.3	28.7	86.4	34.3
Net margin held (1)	(71.6)	—	(52.1)	—
Net value of coal trading positions	$28.7	$28.7	$34.3	$34.3

(1)
Represents margin held from exchanges of $71.6 million and $52.1 million at March 31, 2012 and December 31, 2011, respectively. Of the margin held at March 31, 2012 and December 31, 2011, approximately $50 million and $23 million, respectively, related to cash flow hedges.

The Company’s trading assets and liabilities are generally made up of forward contracts, financial swaps and margin. The fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset (before application of margin) of $48.8 million and $22.4 million as of March 31, 2012 and December 31, 2011, respectively.
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swaps and options	$5.0	$11.0	$—	$16.0
Physical commodity purchase/sale contracts	—	3.8	8.9	12.7
Total net financial assets	$5.0	$14.8	$8.9	$28.7

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swaps and options	$21.2	$(1.9)	$—	$19.3
Physical commodity purchase/sale contracts	—	6.3	8.7	15.0
Total net financial assets	$21.2	$4.4	$8.7	$34.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including U.S. interest rate curves, LIBOR yield curves, Chicago Mercantile Exchange (CME), New York Mercantile Exchange (NYMEX), Intercontinental Exchange indices (ICE), NOS Clearing ASA, LCH.Clearnet (formerly known as the London Clearing House), Singapore Exchange (SGX), broker quotes, published indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

•	Commodity swaps and options: generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Physical commodity purchase/sale contracts: purchases and sales at locations with significant market activity corroborated by market-based information (Level 2).
Physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements with limited price availability, are classified in Level 3. Indicators of less liquid markets are those with periods of low trade activity or when broker quotes reflect wide pricing spreads. The Company's risk management function is responsible for valuation policies and procedures, with oversight from executive management. Generally, the Company's Level 3 instruments or contracts are valued using internally generated models that include bid/ask price quotations, other market assessments obtained from multiple, independent third-party brokers or other transactional data. While the Company does not anticipate any decrease in the number of third-party brokers or market liquidity, such events could erode the quality of market information and therefore the valuing of its market positions should the number of third-party brokers decrease or if market liquidity is reduced. The Company's valuation techniques also include basis adjustments for quality, such as heat rate, sulfur content and ash content, location differentials, expressed as port and freight costs, and credit and nonperformance risk. The Company validates its valuation inputs, including unobservable inputs, with third-party information and settlement prices from other sources where available. A daily process is performed to analyze market price changes and changes to the portfolio. Further periodic validation occurs at the time contracts are settled with the counterparty. The Company has consistently applied these valuation techniques in all periods presented, and believes it has obtained the most accurate information available for the types of derivative contracts held.
The Company's Level 3 fair value measures include physical commodity purchase and sale contracts in the amount of $8.9 million at March 31, 2012. These contracts are valued using internally developed models with unobservable inputs related to quality adjustments, location differentials and nonperformance risk. Quality adjustments range from 5% to 20% of the overall valuation with a weighted average of 11%. Location differentials range from 20% to 45% of the overall valuation with a weighted average of 24%. Nonperformance adjustments are 4% of the overall valuation. Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs generally do not have a direct interrelationship, therefore, a change in one unobservable input would not necessarily lead to a change in the other unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Beginning of period	$8.7	$18.6
Total net gains realized/unrealized:
Included in earnings	1.5	10.1
Included in other comprehensive income	—	—
Settlements	(1.3)	3.0
Transfers in	—	—
Transfers out	—	(19.2)
End of period	$8.9	$12.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in net unrealized gains relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Changes in net unrealized gains (1)	$1.9	$10.0

(1)
Within the unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

The Company did not have any significant transfers in its coal trading positions between Level 1 and Level 2 during the three months ended March 31, 2012 or 2011. There were no transfers in or out of Level 3 during the three months ended March 31, 2012. During the three months ended March 31, 2011, certain of the Company's physical commodity purchase/sale contracts were transferred from Level 3 to Level 2 as the settlement dates entered a more liquid market. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive loss” at March 31, 2012, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $32 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the realized transactions in the unaudited condensed consolidated statements of income.
As of March 31, 2012, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage of
Expiration	Portfolio Total
2012	59%
2013	32%
2014	6%
2015	3%
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
At March 31, 2012, 87% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties while 12% was with non-investment grade counterparties and 1% was with counterparties that are not rated.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Assurances and Collateral. Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), the counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at March 31, 2012 and December 31, 2011, would have amounted to collateral postings of approximately $15 million and $11 million, respectively, to its counterparties. As of March 31, 2012 and December 31, 2011, no collateral was posted to counterparties for such positions (reflected in “Liabilities from coal trading activities, net”).
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. If a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties would have been zero at March 31, 2012 and December 31, 2011 based on the aggregate fair value of all derivative trading instruments with such features that were in a net liability position. No affiliated margin was posted for these transactions as of March 31, 2012 and December 31, 2011.
The Company is required to post collateral on positions that are in a net liability position with an exchange and is entitled to receive collateral on positions that are in a net asset position. This collateral is known as variation margin. At March 31, 2012 and December 31, 2011, the Company was in a net asset position of $71.6 million and $52.1 million, respectively (reflected in “Assets from coal trading activities, net”).
In addition, the Company is required by an exchange to post certain collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of March 31, 2012 and December 31, 2011, the Company had posted initial margin of $28.0 million and $34.0 million, respectively (reflected in “Other current assets”). In addition, the Company had received $18.3 million of margin in excess of the exchange-required variation (discussed above) and initial margin as of March 31, 2012 (reflected in “Accounts payable and accrued expenses”).
MF Global UK Limited

In October 2011, MF Global UK Limited (MF Global UK), a United Kingdom (U.K.) based broker-dealer, was placed into the U.K.'s administration process (a process similar to bankruptcy proceedings in the U.S.) by the Financial Services Authority following the Chapter 11 bankruptcy filing of its U.S. parent, MF Global Holdings Ltd. The Company had used MF Global UK to broker certain of its coal trading transactions. The interruption of the Company's trading operations was limited as the Company opened new accounts with different brokerage firms and transferred its open trading positions formerly held with MF Global UK to those new accounts. While the open trading positions were transferred from MF Global UK successfully, the related margin posted by the Company has been retained by MF Global UK pending resolution of the Company's claims with the special administrators. As of March 31, 2012, the Company had received $20.0 million of the initial $52.6 million that was held with MF Global UK when it was placed into the U.K.'s administration process. The remaining balance is included in "Accounts receivable, net" in the condensed consolidated balance sheets. The Company is pursuing collection and, due to the numerous uncertainties related to the claim, cannot reasonably estimate a potential reserve based upon information available as of the date of filing.

(9)     Financing Receivables
The Company had total financing receivables of $392.9 million and $376.1 million at March 31, 2012 and December 31, 2011, respectively, which consisted of the following:

Balance Sheet Classification	March 31, 2012	December 31, 2011
	(Dollars in millions)
Accounts receivable, net	$52.2	$51.3
Other current assets	66.6	65.0
Investments and other assets	274.1	259.8
Total financing receivables	$392.9	$376.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables at March 31, 2012:

Codrilla Mine Project. In 2011, a wholly-owned subsidiary of Macarthur completed the sale of its 85% interest in the Codrilla Mine Project to participants of the Coppabella Moorvale Joint Venture (CMJV) where Macarthur sold down its interest in the Codrilla project to the CMJV (Codrilla sell down) so that, following completion of the sale, ownership of the Codrilla Mine Project reflected the existing ownership of the Coppabella and Moorvale mines with Macarthur retaining a 73.3% ownership. Prior to the Company's acquisition of Macarthur, consideration of $15.0 million Australian dollars was received by Macarthur upon completion of the Codrilla sell down, representing 20% of the agreed price. Two remaining installments are due on the completion of certain milestones, with 40% due on granting of the related mining lease and the final 40% due upon the mine's first coal shipment. There are currently no indications of impairment and the Company expects to receive full payment of amounts currently due. "Accounts receivable, net" included $35.6 million and $34.2 million at March 31, 2012 and December 31, 2011, respectively, and "Investments and other assets" included $37.0 million and $35.6 million at March 31, 2012 and December 31, 2011, respectively, in the condensed consolidated balance sheets.

Middlemount Mine. The Company periodically makes contributions to the Middlemount Mine joint venture for the purposes of funding capital expenditures and working capital, in line with the related shareholders’ agreement. Middlemount intends to pay down the loans as excess cash is generated as required by the related shareholders' agreement. There are currently no indications of impairment and the Company expects to receive full payment of amounts currently due. "Other current assets" included $66.6 million and $65.0 million at March 31, 2012 and December 31, 2011, respectively, and "Investments and other assets" included $237.1 million and $224.2 million at March 31, 2012 and December 31, 2011, respectively, in the condensed consolidated balance sheets.

Other Financing Receivables. From time to time, the Company may enter into transactions resulting in accounts or notes receivable held by the Company. These notes are generally short term in nature with positive historical collection experience and do not represent a material credit risk to the Company.

(10) Income Taxes
The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Expected income tax provision at federal statutory rate	$89.7	$93.6
Excess depletion	(16.5)	(13.8)
Foreign earnings provision differential	(16.6)	(19.3)
Remeasurement of foreign income tax accounts	8.9	6.4
State income taxes, net of U.S. federal tax benefit	2.4	2.4
General business tax credits	(4.8)	(3.5)
Changes in valuation allowance	7.0	1.0
Changes in tax reserves	(3.1)	2.0
Other, net	7.0	4.0
Total provision	$74.0	$72.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company reduced its net unrecognized tax benefits by $20.0 million during the three months ended March 31, 2012. The reduction is based upon the successful completion of the 2007-2008 Internal Revenue Service (IRS) audit and the effective settlement of the 1999-2006 tax years due to favorable resolution of the 2006 IRS appeals decision, offset by the reassessment of current and prior year foreign positions associated with intercompany financing transactions due to a formal position paper received from the Australian Tax Office in the three months ended March 31, 2012. The Company also recognized additional interest and penalties related to unrecognized tax benefits of $16.3 million for the three months ended March 31, 2012.
On March 29, 2012, Australia passed legislation creating a minerals resource rent tax (the MRRT) effective from July 1, 2012. The MRRT is a profits-based tax of the Company's existing and future coal projects at an effective tax rate of 22.5%. Under the MRRT, taxpayers are able to elect a market value asset starting base for existing projects which allows for the fair market value of the tenements to be deducted over the life of the mine as an allowance against MRRT. The market value allowance, and ultimately any future benefit, is subject to numerous uncertainties including review and approval by the Australian Tax Office, realization only after other MRRT allowances provided under the law, and estimates of long-term pricing and cost data necessary to estimate the future benefit and any MRRT liability. The Company evaluated the provisions of the new tax and assessed recoverability of deferred tax assets and the valuation of liabilities associated with the implementation of the MRRT. For the three months ended March 31, 2012, the Company believes there is no material net deferred tax asset to be recorded for the market value starting base.
(11) Pension and Postretirement Benefit Costs
Net periodic pension costs included the following components:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Service cost for benefits earned	$0.5	$0.4
Interest cost on projected benefit obligation	11.7	12.4
Expected return on plan assets	(15.9)	(16.1)
Amortization of prior service cost	0.2	0.3
Amortization of actuarial loss	12.2	7.5
Net periodic pension costs	$8.7	$4.5
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of January 1, 2012, the Company's qualified plans were above the Pension Protection Act thresholds and will therefore avoid benefit restrictions and at-risk penalties for 2012. During 2012, the Company intends to contribute $5.0 million to meet minimum contribution requirements. Additionally, the Company expects to make contributions to its non-qualified plans during 2012 totaling less than $2.0 million.
Net periodic postretirement benefit costs included the following components:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Service cost for benefits earned	$3.7	$3.3
Interest cost on accumulated postretirement benefit obligation	13.8	14.4
Amortization of prior service cost	0.6	0.5
Amortization of actuarial loss	8.2	6.7
Net periodic postretirement benefit costs	$26.3	$24.9

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
A conversion of the Debentures may result in payment for any conversion value in excess of the principal amount of the Debentures in the Company’s common stock. For diluted EPS purposes, potential common stock is calculated based on whether the market price of the Company’s common stock at the end of each reporting period is in excess of the conversion price of the Debentures. For a full discussion of the conditions under which the Debentures may be converted, the conversion rate to common stock and the conversion price, see Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
For all but the performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For the Company’s other share-based compensation awards, performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted. For a full discussion of the Company’s share-based compensation awards, see Note 17 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The computation of diluted EPS excludes anti-dilutive shares of approximately 0.6 million for the three months ended March 31, 2012 and 0.1 million for the three months ended March 31, 2011. These anti-dilutive shares were due to certain share-based compensation awards calculated under the treasury stock method. This anti-dilution generally occurs where the exercise prices are higher than the average market value of the Company’s stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2012	2011
	(In millions, except per share amounts)
EPS numerator:
Income from continuing operations, net of income taxes	$182.3	$194.6
Less: Net income attributable to noncontrolling interests	5.6	2.2
Income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	176.7	192.4
Less: Earnings allocated to participating securities	(1.2)	(0.9)
Income from continuing operations attributable to common stockholders, after earnings allocated to participating securities (1)	175.5	191.5
Loss from discontinued operations, net of income taxes	(4.0)	(15.9)
Net income attributable to common stockholders, after earnings allocated to participating securities (1)	$171.5	$175.6

EPS denominator:
Weighted average shares outstanding — basic	270.1	268.9
Impact of dilutive securities	0.8	3.9
Weighted average shares outstanding — diluted	270.9	272.8

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.64	$0.71
Loss from discontinued operations	(0.01)	(0.05)
Net income	$0.63	$0.66

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.64	$0.70
Loss from discontinued operations	(0.01)	(0.05)
Net income	$0.63	$0.65

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the periods presented.

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk
As of March 31, 2012, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other(1)	Total
	(Dollars in millions)
Self bonding	$931.5	$—	$—	$—	$931.5
Surety bonds	609.7	106.4	13.5	87.3	816.9
Bank guarantees	187.6	—	—	104.3	291.9
Letters of credit	—	—	62.6	21.5	84.1
Bilateral cash collateralization agreements	—	—	—	79.7	79.7
	$1,728.8	$106.4	$76.1	$292.8	$2,204.1

(1)
Other includes bilateral cash collateralization agreements described below and an additional $213.1 million in bank guarantees, surety bonds and letters of credit related to collateral for surety companies, road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of March 31, 2012, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million. The Company has a bilateral cash collateralization agreement for these letters of credit whereby the Company posted cash collateral in lieu of utilizing the Company’s senior unsecured credit facility (Credit Facility). See Note 11 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information on the Company’s Credit Facility. Such cash collateral is classified within "Cash and cash equivalents" given the Company has the ability to substitute letters of credit at any time for this cash collateral and it is, therefore, readily available to the Company.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. The Company has a bilateral cash collateralization agreement for this letter of credit whereby the Company posted cash collateral in lieu of utilizing the Company’s Credit Facility. Such cash collateral is classified within "Cash and cash equivalents" given the Company has the ability to substitute a letter of credit at any time for this cash collateral and it is, therefore, readily available to the Company. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of March 31, 2012. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly-owned, bankruptcy-remote subsidiary (Seller). At March 31, 2012, the Company had $53.1 million available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes, on a revolving basis, trade receivables of most of the Company’s U.S. subsidiaries to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the revolving credit facility portion of the Company’s Credit Facility, effectively managing its overall borrowing costs and providing an additional source for working capital. The securitization program extends to May 2012, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2012, the Company received total consideration of $1,094.5 million related to accounts receivable sold under the securitization program, including $618.1 million of cash up front from the sale of the receivables, an additional $145.4 million of cash upon the collection of the underlying receivables, and $331.0 million that had not been collected at March 31, 2012 and was recorded at fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $75.0 million and $150.0 million at March 31, 2012 and December 31, 2011, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.5 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Commitments and Contingencies
Commitments
As of March 31, 2012, purchase commitments for capital expenditures were $619.6 million, all of which is obligated within the next five years with $574.3 million obligated in the next 12 months.
A subsidiary of the Company owns a 5.06% undivided interest in Prairie State. The Company invested $3.3 million during the three months ended March 31, 2012, representing its 5.06% share of the construction costs. Included in “Investments and other assets” in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 are costs of $241.7 million and $238.7 million, respectively. The Company’s share of total construction costs for Prairie State is expected to be approximately $250 million with most of the remaining funding expected in 2012.
There were no other material changes to the Company’s commitments from the information provided in Note 23 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
Litigation Relating to Continuing Operations
Gulf Power Company Litigation.  On June 22, 2006, Gulf Power Company (Gulf Power) filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company’s subsidiary under a coal supply agreement with Gulf Power and seeking damages for alleged past and future tonnage shortfalls of nearly five million tons under the agreement, which expired on December 31, 2007. On June 30, 2009, the court granted Gulf Power’s motion for partial summary judgment on liability and denied the Company subsidiary’s motion for summary judgment. On September 30, 2010, the court entered its order on damages, awarding Gulf Power zero dollars in damages and the Company subsidiary its costs to defend the lawsuit. On November 1, 2010, Gulf Power filed a motion to alter or amend the judgment, contesting the trial court’s damages order, to which the Company subsidiary objected. The court entered an order on July 29, 2011 that affirmed its September 30, 2010 decision in all respects except for 2007 cover coal purchases and granted in part Gulf Power's motion to alter judgment with respect to 2007 cover coal purchases. On September 30, 2011, the court entered an order awarding Gulf Power damages in the amount of $20.5 million for its 2007 cover coal purchases. On January 19, 2012, the court entered its order awarding Gulf Power prejudgment interest in the amount of $6.9 million plus post-judgment interest. The Company's subsidiary has filed its notice of appeal. Based on the Company's evaluation of information currently available concerning the issues and their potential impact, the Company believes that its subsidiary will be successful in the liability appeals process and, therefore, no liability has been recorded at this time.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Monto Coal Pty Limited, Monto Coal 2 Pty Ltd Limited and Macarthur Coal Limited. In October 2007, a statement of claim was delivered to Monto Coal Pty Ltd, a wholly-owned subsidiary of Macarthur, and Monto Coal 2 Pty Ltd, an equity accounted investee, from the minority interest holders in the Monto Coal Joint Venture, alleging that Monto Coal 2 Pty Ltd breached the Monto Coal Joint Venture Agreement and Monto Coal Pty Ltd breached the Monto Coal Management Agreement. Monto Coal Pty Ltd is the manager of the Monto Coal Joint Venture pursuant to the Management Agreement. Monto Coal 2 Pty Ltd holds a 51% interest in the Monto Coal Joint Venture. The plaintiffs are Sanrus Pty Ltd, Edge Developments Pty Ltd and H&J Enterprises (Qld) Pty Ltd. An additional statement of claim was delivered to Macarthur in November 2010 from the same minority interest holders in the Monto Coal Joint Venture, alleging that Macarthur induced Monto Coal 2 Pty Ltd and Monto Coal Pty Ltd to breach the Monto Coal Joint Venture Agreement and the Monto Coal Management Agreement, respectively. These actions, which are pending before the Supreme Court of Queensland, Australia, seek damages from the three defendants collectively of no less than $1,193.2 million Australian dollars plus interest and costs. The defendants dispute the claims and are vigorously defending their positions. Based on the Company's evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.
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
Gold Fields and several other companies were defendants in a property damage lawsuit pending in the U.S. District Court for the Northern District of Oklahoma arising from past operations near Picher, Oklahoma. The plaintiffs sought compensatory damages for diminution in property values and punitive damages. Gold Fields entered into a settlement with the plaintiffs and the case has been dismissed.
Gold Fields and several other companies were also defendants in a personal injury lawsuit pending in the U.S. District Court for the Northern District of Oklahoma arising from past operations near Picher, Oklahoma. The four plaintiffs were seeking compensatory damages for cognitive impairments allegedly caused by exposure to lead and punitive damages. Gold Fields has entered into a settlement with plaintiffs and other potential personal injury claimants and the case has been dismissed.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Environmental Claims and Litigation
Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a PRP at five national priority list sites based on the Superfund Amendments and Reauthorization Act of 1986. Claims were asserted at 13 additional sites, bringing the total to 18, which have since been reduced to 11 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $48.9 million as of March 31, 2012 and $52.5 million as of December 31, 2011, $8.1 million and $11.6 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.
Significant uncertainty exists as to whether claims will be pursued against Gold Fields in all cases, and where they are pursued, the amount of the eventual costs and liabilities, which could be greater or less than the liabilities recorded in the consolidated balance sheets. Based on the Company's evaluation of the issues and their potential impact, the total amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims and litigation are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.

Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et al.  In February 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, several owners of electricity generating facilities and several oil companies. The plaintiffs are the governing bodies of a village in Alaska that they contend is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for nuisance, and allege that the defendants have acted in concert and are jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village. The defendants filed motions to dismiss on the grounds of lack of personal and subject matter jurisdiction, and for failure to state a claim upon which relief may be granted. In June 2009, the court granted defendants’ motion to dismiss for lack of subject matter jurisdiction finding that plaintiffs’ federal claim for nuisance is barred by the political question doctrine and for lack of standing. The plaintiffs appealed the court’s dismissal to the U.S. Court of Appeals for the Ninth Circuit, which heard oral arguments on November 28, 2011.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information
The Company reports its operations primarily through the following reportable operating segments: “Western U.S. Mining,” “Midwestern U.S. Mining,” “Australian Mining,” “Trading and Brokerage” and “Corporate and Other.” The Company’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. The Company defines Adjusted EBITDA as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense, depreciation, depletion and amortization and amortization of basis difference associated with equity method investments.
Operating segment results were as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Revenues:
Western U.S. Mining	$761.0	$703.7
Midwestern U.S. Mining	365.6	367.0
Australian Mining	854.1	578.8
Trading and Brokerage	52.5	83.9
Corporate and Other	5.4	9.7
Total	$2,038.6	$1,743.1

Adjusted EBITDA:
Western U.S. Mining	$207.0	$179.4
Midwestern U.S. Mining	110.3	109.9
Australian Mining	295.6	209.6
Trading and Brokerage	28.1	26.8
Corporate and Other	(128.4)	(90.4)
Total	$512.6	$435.3
A reconciliation of Adjusted EBITDA to consolidated income from continuing operations, net of income taxes follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Total Adjusted EBITDA	$512.6	$435.3
Depreciation, depletion and amortization	144.9	107.7
Amortization of basis difference related to equity affiliates	2.3	—
Asset retirement obligation expense	15.2	13.3
Interest expense	102.0	51.0
Interest income	(8.1)	(4.1)
Income tax provision	74.0	72.8
Income from continuing operations, net of income taxes	$182.3	$194.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Supplemental Guarantor/Non-Guarantor Financial Information
In accordance with the indentures governing the 5.875% Senior Notes due April 2016 (redeemed in the second quarter of 2011), the 7.375% Senior Notes due November 2016, the 6.00% Senior Notes due September 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due September 2021 and the 7.875% Senior Notes due November 2026 (collectively the Senior Notes), certain wholly-owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.
Unaudited Supplemental Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,149.2	$918.6	$(29.2)	$2,038.6
Costs and expenses
Operating costs and expenses	(124.4)	852.4	739.8	(29.2)	1,438.6
Depreciation, depletion and amortization	—	74.7	70.2	—	144.9
Asset retirement obligation expense	—	10.9	4.3	—	15.2
Selling and administrative expenses	10.1	51.9	9.0	—	71.0
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(1.9)	(2.1)	—	(4.0)
(Income) loss from equity affiliates	(116.4)	1.9	20.8	116.4	22.7
Interest expense	103.4	5.3	115.0	(121.7)	102.0
Interest income	(77.8)	(34.9)	(17.1)	121.7	(8.1)
Unrealized (gain) loss on derivatives	—	(59.2)	59.2	—	—
Income (loss) from continuing operations before income taxes	205.1	248.1	(80.5)	(116.4)	256.3
Income tax provision	32.4	1.0	40.6	—	74.0
Income (loss) from continuing operations, net of income taxes	172.7	247.1	(121.1)	(116.4)	182.3
Loss from discontinued operations, net of income taxes	—	(0.2)	(3.8)	—	(4.0)
Net income (loss)	172.7	246.9	(124.9)	(116.4)	178.3
Less: Net income attributable to noncontrolling interests	—	—	5.6	—	5.6
Net income (loss) attributable to common stockholders	$172.7	$246.9	$(130.5)	$(116.4)	$172.7
Comprehensive income (loss) attributable to common stockholders	$205.2	$279.5	$(116.9)	$(116.4)	$251.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$976.9	$895.2	$(129.0)	$1,743.1
Costs and expenses
Operating costs and expenses	(82.8)	686.2	772.8	(129.0)	1,247.2
Depreciation, depletion and amortization	—	74.2	33.5	—	107.7
Asset retirement obligation expense	—	9.8	3.5	—	13.3
Selling and administrative expenses	8.5	50.0	3.1	—	61.6
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(4.9)	0.9	—	(4.0)
(Income) loss from equity affiliates	(159.9)	1.9	1.1	159.9	3.0
Interest expense	51.1	13.2	3.4	(16.7)	51.0
Interest income	(4.3)	(5.3)	(11.2)	16.7	(4.1)
Income from continuing operations before income taxes	187.4	151.8	88.1	(159.9)	267.4
Income tax provision	10.3	41.2	21.3	—	72.8
Income from continuing operations, net of income taxes	177.1	110.6	66.8	(159.9)	194.6
Loss from discontinued operations, net of income taxes	(0.6)	(0.3)	(15.0)	—	(15.9)
Net income	176.5	110.3	51.8	(159.9)	178.7
Less: Net income attributable to noncontrolling interests	—	—	2.2	—	2.2
Net income attributable to common stockholders	$176.5	$110.3	$49.6	$(159.9)	$176.5
Comprehensive income attributable to common stockholders	$262.8	$55.7	$64.9	$(159.9)	$223.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$400.4	$0.9	$551.1	$—	$952.4
Accounts receivable, net	7.1	74.6	666.4	—	748.1
Inventories	—	271.4	243.5	—	514.9
Assets from coal trading activities, net	—	20.2	23.1	—	43.3
Deferred income taxes	—	46.9	—	(22.6)	24.3
Other current assets	345.1	58.1	343.5	—	746.7
Total current assets	752.6	472.1	1,827.6	(22.6)	3,029.7
Property, plant, equipment and mine development, net	—	4,886.4	7,082.7	—	11,969.1
Investments and other assets	10,478.4	270.4	988.3	(9,798.8)	1,938.3
Total assets	$11,231.0	$5,628.9	$9,898.6	$(9,821.4)	$16,937.1

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$75.0	$0.1	$39.5	$—	$114.6
Payables to (receivables from) affiliates, net	2,460.1	(2,673.6)	213.5	—	—
Liabilities from coal trading activities, net	—	10.8	3.8	—	14.6
Deferred income taxes	11.6	—	11.0	(22.6)	—
Accounts payable and accrued expenses	132.9	668.0	701.9	—	1,502.8
Total current liabilities	2,679.6	(1,994.7)	969.7	(22.6)	1,632.0
Long-term debt, less current maturities	6,410.5	6.7	121.2	—	6,538.4
Deferred income taxes	89.7	151.0	350.1	—	590.8
Notes payable to (receivable from) affiliates, net	(3,734.8)	(923.9)	4,658.7	—	—
Other noncurrent liabilities	59.4	1,934.6	369.1	—	2,363.1
Total liabilities	5,504.4	(826.3)	6,468.8	(22.6)	11,124.3
Peabody Energy Corporation’s stockholders’ equity	5,726.6	6,455.2	3,343.6	(9,798.8)	5,726.6
Noncontrolling interests	—	—	86.2	—	86.2
Total stockholders’ equity	5,726.6	6,455.2	3,429.8	(9,798.8)	5,812.8
Total liabilities and stockholders’ equity	$11,231.0	$5,628.9	$9,898.6	$(9,821.4)	$16,937.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$283.2	$0.8	$515.1	$—	$799.1
Accounts receivable, net	5.3	100.8	816.4	—	922.5
Inventories	—	220.0	226.3	—	446.3
Assets from coal trading activities, net	—	14.9	29.7	—	44.6
Deferred income taxes	—	48.0	—	(20.7)	27.3
Other current assets	305.1	98.8	362.2	—	766.1
Total current assets	593.6	483.3	1,949.7	(20.7)	3,005.9
Property, plant, equipment and mine development, net	—	4,908.8	6,453.9	—	11,362.7
Investments and other assets	10,300.8	199.7	1,496.1	(9,632.2)	2,364.4
Total assets	$10,894.4	$5,591.8	$9,899.7	$(9,652.9)	$16,733.0

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$62.5	$—	$38.6	$—	$101.1
Payables to (receivables from) affiliates, net	2,417.8	(2,529.1)	111.3	—	—
Liabilities from coal trading activities, net	—	4.2	6.1	—	10.3
Deferred income taxes	11.6	—	9.1	(20.7)	—
Accounts payable and accrued expenses	69.4	868.8	774.1	—	1,712.3
Total current liabilities	2,561.3	(1,656.1)	939.2	(20.7)	1,823.7
Long-term debt, less current maturities	6,428.8	—	127.6	—	6,556.4
Deferred income taxes	76.0	126.3	351.9	—	554.2
Notes payable to (receivable from) affiliates, net	(3,720.0)	(981.5)	4,701.5	—	—
Other noncurrent liabilities	63.2	1,892.6	327.1	—	2,282.9
Total liabilities	5,409.3	(618.7)	6,447.3	(20.7)	11,217.2
Peabody Energy Corporation’s stockholders’ equity	5,485.1	6,210.5	3,421.7	(9,632.2)	5,485.1
Noncontrolling interests	—	—	30.7	—	30.7
Total stockholders’ equity	5,485.1	6,210.5	3,452.4	(9,632.2)	5,515.8
Total liabilities and stockholders’ equity	$10,894.4	$5,591.8	$9,899.7	$(9,652.9)	$16,733.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by continuing operations	$118.9	$205.2	$107.3	$431.4
Net cash used in discontinued operations	—	(1.3)	(34.6)	(35.9)
Net cash provided by operating activities	118.9	203.9	72.7	395.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(55.5)	(179.8)	(235.3)
Investment in Prairie State Energy Campus	—	(3.3)	—	(3.3)
Proceeds from disposal of assets	—	4.6	—	4.6
Proceeds from sales and maturities of debt securities	—	—	3.1	3.1
Contributions to joint ventures	—	—	(208.9)	(208.9)
Distributions from joint ventures	—	—	221.4	221.4
Repayments of loans from related parties	—	—	338.7	338.7
Advances to related parties	—	—	(322.0)	(322.0)
Other, net	—	(0.5)	—	(0.5)
Net cash used in continuing operations	—	(54.7)	(147.5)	(202.2)
Net cash used in discontinued operations	—	—	(0.9)	(0.9)
Net cash used in investing activities	—	(54.7)	(148.4)	(203.1)
Cash Flows From Financing Activities
Payments of long-term debt	(6.3)	—	(7.1)	(13.4)
Dividends paid	(23.2)	—	—	(23.2)
Repurchase of employee common stock relinquished for tax withholding	(7.9)	—	—	(7.9)
Excess tax benefits related to share-based compensation	3.5	—	—	3.5
Proceeds from stock options exercised	1.4	—	—	1.4
Other, net	3.3	—	(2.8)	0.5
Transactions with affiliates, net	27.5	(149.1)	121.6	—
Net cash (used in) provided by financing activities	(1.7)	(149.1)	111.7	(39.1)
Net change in cash and cash equivalents	117.2	0.1	36.0	153.3
Cash and cash equivalents at beginning of period	283.2	0.8	515.1	799.1
Cash and cash equivalents at end of period	$400.4	$0.9	$551.1	$952.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$63.2	$185.7	$(13.7)	$235.2
Net cash provided by (used in) discontinued operations	0.1	(0.3)	(14.4)	(14.6)
Net cash provided by (used in) operating activities	63.3	185.4	(28.1)	220.6
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(39.1)	(54.5)	(93.6)
Investment in Prairie State Energy Campus	—	(8.9)	—	(8.9)
Proceeds from disposal of assets	—	5.5	—	5.5
Investment in equity affiliates and joint ventures	—	(1.1)	—	(1.1)
Proceeds from sales of debt and equity securities	—	—	15.5	15.5
Purchases of debt and equity securities	—	—	(14.6)	(14.6)
Purchases of short-term investments	(75.0)	—	(25.0)	(100.0)
Other, net	—	(0.4)	—	(0.4)
Net cash used in continuing operations	(75.0)	(44.0)	(78.6)	(197.6)
Net cash used in discontinued operations	—	—	(13.6)	(13.6)
Net cash used in investing activities	(75.0)	(44.0)	(92.2)	(211.2)
Cash Flows From Financing Activities
Payments of long-term debt	(6.3)	—	(3.7)	(10.0)
Dividends paid	(23.0)	—	—	(23.0)
Repurchase of employee common stock relinquished for tax withholding	(15.1)	—	—	(15.1)
Excess tax benefits related to share-based compensation	4.9	—	—	4.9
Proceeds from stock options exercised	4.0	—	—	4.0
Other, net	3.1	—	4.7	7.8
Transactions with affiliates, net	(68.3)	(143.2)	211.5	—
Net cash (used in) provided by financing activities	(100.7)	(143.2)	212.5	(31.4)
Net change in cash and cash equivalents	(112.4)	(1.8)	92.2	(22.0)
Cash and cash equivalents at beginning of period	903.8	5.2	386.2	1,295.2
Cash and cash equivalents at end of period	$791.4	$3.4	$478.4	$1,273.2

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

•	global demand for coal, including the seaborne thermal and metallurgical coal markets;

•	price volatility, particularly in higher-margin products and in our trading and brokerage businesses;

•	impact of alternative energy sources, including natural gas and renewables;

•	impact of weather and natural disasters on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers, and trading, banks and other financial counterparties;

•	geologic, equipment, permitting and operational risks related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	integration of the newly acquired Macarthur Coal Limited (Macarthur) operations;

•	successful implementation of business strategies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	availability, access to and the related cost of capital and financial markets;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	legislation, regulations and court decisions or other government actions, including new environmental and mine safety requirements, changes in income tax regulations or other regulatory taxes;

•	litigation, including claims not yet asserted;

•	terrorist attacks or threats;

•	impacts of pandemic illnesses; and

•	other factors, including those discussed in Part II, Item 1 "Legal Proceedings."
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors, as well as other factors that could affect our results, contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

Overview
We are the world’s largest private sector coal company. We own interests in 30 coal mining operations, including a majority interest in 29 coal mining operations located in the United States (U.S.) and Australia and a 50% equity interest in the Middlemount Mine in Australia. We also own an equity interest in a joint venture mining operation in Venezuela. In 2011, we produced 227.5 million tons of coal and sold 250.6 million tons of coal.
We conduct business through four principal operating segments: Western U.S. Mining, Midwestern U.S. Mining, Australian Mining, and Trading and Brokerage. The principal business of the Western and Midwestern U.S. Mining segments is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. Our Western U.S. Mining segment consists of our Powder River Basin, Southwest and Colorado operations. Our Midwestern U.S. Mining segment consists of our Illinois and Indiana operations. The business of our Australian Mining segment is the mining of various qualities of low-sulfur, high Btu coal (metallurgical coal) as well as thermal coal.
On October 26, 2011, we acquired Macarthur. Our results of operations include Macarthur’s results of operations from the date of acquisition. Macarthur's results are reflected in our Australian Mining Segment.
In the U.S., we typically sell thermal coal to electric utility customers under long-term contracts (those with terms longer than one year). Our Australian Mining operations are primarily export focused with customers spread across several countries, while a portion of our coal is sold to Australian steel producers and power generators. Generally, Australian revenues from individual countries vary year by year based on the demand for electricity, the demand for steel, the strength of the global economy and several other factors including those specific to each country. Historically in our Australian Mining operations, we predominately entered into multi-year international coal agreements that contained provisions allowing either party to periodically commence a renegotiation of the agreement price annually in the second quarter of each year. Current industry practice, and our practice, is to negotiate pricing for metallurgical coal contracts quarterly and seaborne thermal contracts annually.
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
To maximize our coal assets and land holdings for long-term growth, we are contributing to the development of coal-fueled generation, pursuing Btu Conversion projects that would convert coal to natural gas or transportation fuels and advancing clean coal technologies, including carbon capture and storage (CCS).
Results of Operations
Adjusted EBITDA
The discussion of our results of operations below includes references to and analysis of our segments’ Adjusted EBITDA results. We define Adjusted EBITDA as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense, depreciation, depletion and amortization and amortization of basis difference associated with equity method investments. Adjusted EBITDA is used by management to measure our segments’ operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under U.S. generally accepted accounting principles (GAAP), in Note 15 to our unaudited condensed consolidated financial statements.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Summary
U.S. coal markets experienced first quarter declines in both consumption and production, with sharp declines in U.S. coal-fueled generation due to mild winter weather, coal-to-gas switching and low economic growth. We estimate that first quarter U.S. coal shipments declined 7%, with reductions accelerating throughout the quarter to 13% in March. In response to the decline in demand, we have reduced our targeted 2012 U.S. sales volumes to 185 - 195 million tons.
In global markets, China's electricity generation rose 7% for the three months ended March 31, 2012 as compared to the same period in 2011 according to the China National Bureau of Statistics, while steel production also increased in the quarter as compared to the same period in the prior year. In addition, India's coal-fueled electricity generation increased 9% year-to-date according to India Central Electricity Authority. Moreover, Japan is increasing thermal coal imports due to high seaborne natural gas prices and reduced nuclear generation.
Our revenue increased compared to the prior year by $295.5 million led by contributions from our mines acquired as part of the Macarthur acquisition, higher Australian metallurgical and seaborne thermal coal pricing and higher average realized pricing in the U.S.
Segment Adjusted EBITDA increased $115.3 million for the three months ended March 31, 2012 compared to the prior year due to the benefits of higher Australian seaborne metallurgical and thermal coal pricing, as well as contributions from mines recently acquired. These benefits more than offset cost increases resulting from product mix, as met tons were a larger portion of the sales volume, unfavorable currency impacts and unfavorable geology.
Income from continuing operations, net of income taxes, decreased compared to the prior year by $12.3 million as the increase in Segment Adjusted EBITDA discussed above was more than offset by increases in interest expense and depreciation, depletion and amortization resulting from the acquisition of Macarthur along with lower Corporate and Other Adjusted EBITDA.
At March 31, 2012, our available liquidity was $2.4 billion, as discussed further in “Liquidity and Capital Resources.”
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended
	March 31,		Increase (Decrease)
	2012	2011	Tons	%
	(Tons in millions)
Western U.S. Mining	43.4	43.8	(0.4)	(0.9)%
Midwestern U.S. Mining	7.0	7.6	(0.6)	(7.9)%
Australian Mining	6.6	5.6	1.0	17.9%
Trading and Brokerage	4.7	4.2	0.5	11.9%
Total tons sold	61.7	61.2	0.5	0.8%

Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Revenues
	2012	2011	$	%
	(Dollars in millions)
Western U.S. Mining	$761.0	$703.7	$57.3	8.1%
Midwestern U.S. Mining	365.6	367.0	(1.4)	(0.4)%
Australian Mining	854.1	578.8	275.3	47.6%
Trading and Brokerage	52.5	83.9	(31.4)	(37.4)%
Corporate and Other	5.4	9.7	(4.3)	(44.3)%
Total revenues	$2,038.6	$1,743.1	$295.5	17.0%
The increase in Australian Mining operations’ revenues compared to the prior year was driven by contributions from mines acquired as part of the Macarthur acquisition and a higher weighted average sales price (26.5%) for seaborne metallurgical and thermal coal due to a combination of increased global coal demand and product mix, as metallurgical coal sales were a higher portion of the sales volume in the current year. Metallurgical coal sales totaled 2.9 million and 2.1 million tons for the three months ended March 31, 2012 and 2011, respectively.
Western U.S. Mining operations’ revenues were higher compared to the prior year as the weighted average sales price was above the prior year (6.7%). The price increases were a result of product mix and higher contract pricing. Volumes from our Western U.S. Mining operations were in line with the prior year. Current year volumes were impacted by mild weather, coal-to-gas switching and low economic growth.
In the Midwestern U.S. Mining segment, revenues were in line with the prior year as a higher weighted average sales price (7.8%) driven by favorable contract pricing was offset by lower volumes, as the prior year benefited from coal purchased to satisfy certain coal supply agreements.
Trading and Brokerage revenues were lower compared to the prior year due to the expiration of certain physical delivery contracts.
Segment Adjusted EBITDA
The following table presents segment Adjusted EBITDA by operating segment:

			Increase
	Three Months Ended		to Segment Adjusted
	March 31,		EBITDA
	2012	2011	$	%
	(Dollars in millions)
Western U.S. Mining	$207.0	$179.4	$27.6	15.4%
Midwestern U.S. Mining	110.3	109.9	0.4	0.4%
Australian Mining	295.6	209.6	86.0	41.0%
Trading and Brokerage	28.1	26.8	1.3	4.9%
Total Segment Adjusted EBITDA	$641.0	$525.7	$115.3	21.9%

Australian Mining operations’ Adjusted EBITDA increased for the three months ended March 31, 2012 compared to the prior year due to a higher weighted average sales price as discussed above, contributions from our new mines and improved longwall performance, as one of our mines was impacted by a fourth quarter 2010 roof fall and another had a longwall move in the prior year. These increases were partially offset by production costs due to higher overburden removal costs at our surface mines ($54.2 million), unfavorable cost escalations for labor, materials and services ($15.4 million) and foreign currency impact on operating costs, net of hedging ($11.8 million).
Western U.S. Mining operations’ Adjusted EBITDA increased compared to the prior year due to a higher weighted average sales price as discussed above ($55.5 million), partially offset by higher sales related costs ($17.8 million) and cost escalations for labor, materials and services ($15.1 million).
Trading and Brokerage Adjusted EBITDA was in line with the prior year.  In 2011, we experienced unfavorable market movements against positions held in our international trading book driven in part by pricing volatility resulting from the March 2011 earthquake in Japan.  This was offset by higher earnings from U.S. East Coast exports.  In 2012, we had favorable trade earnings, offset by lower earnings from our U.S. East Coast exports.
Midwestern U.S. Mining operations’ Adjusted EBITDA was flat compared to the prior year as a higher weighted average sales price ($22.4 million) was offset by cost escalations for labor, materials and services ($14.8 million), higher commodity costs, net of hedging ($6.6 million), and the expiration of a coal supply agreement that provided earnings from coal purchased to satisfy certain coal supply agreements.
Income From Continuing Operations Before Income Taxes
The following table presents income from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2012	2011	$	%
	(Dollars in millions)
Total Segment Adjusted EBITDA	$641.0	$525.7	$115.3	21.9%
Corporate and Other Adjusted EBITDA (1)	(128.4)	(90.4)	(38.0)	(42.0)%
Depreciation, depletion and amortization	(144.9)	(107.7)	(37.2)	(34.5)%
Asset retirement obligation expense	(15.2)	(13.3)	(1.9)	(14.3)%
Amortization of basis difference related to equity affiliates	(2.3)	—	(2.3)	(100.0)%
Interest expense	(102.0)	(51.0)	(51.0)	(100.0)%
Interest income	8.1	4.1	4.0	97.6%
Income from continuing operations before income taxes	$256.3	$267.4	$(11.1)	(4.2)%

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

Income from continuing operations before income taxes for the three months ended March 31, 2012 was below the prior year primarily as higher Total Segment Adjusted EBITDA discussed above was more than offset by lower Corporate and Other Adjusted EBITDA, increased depreciation, depletion and amortization and higher interest expense.

Corporate and Other Adjusted EBITDA reflects higher expenses compared to the prior year due primarily to lower current year results from equity affiliates ($17.4 million) driven by losses associated with our Middlemount Mine and higher current year expenses in support of our international expansion and other growth initiatives.
Depreciation, depletion and amortization expense increased compared to the prior year ($37.2 million) due to expenses associated with mines acquired as part of the Macarthur acquisition and higher depletion at our other Australian operations as adverse weather had a greater impact on production in 2011.
Interest expense was higher compared to the prior year primarily due to debt incurred to fund the acquisition of Macarthur.
Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2012	2011	$	%
	(Dollars in millions)
Income from continuing operations before income taxes	$256.3	$267.4	$(11.1)	(4.2)%
Income tax provision	(74.0)	(72.8)	(1.2)	(1.6)%
Income from continuing operations, net of income taxes	182.3	194.6	(12.3)	(6.3)%
Loss from discontinued operations, net of income taxes	(4.0)	(15.9)	11.9	74.8%
Net income	178.3	178.7	(0.4)	(0.2)%
Less: Net income attributable to noncontrolling interests	5.6	2.2	(3.4)	154.5%
Net income attributable to common stockholders	$172.7	$176.5	$(3.8)	(2.2)%
Net income attributable to common stockholders was relatively flat compared to the prior year due to the changes in income from continuing operations before income taxes as discussed above and minimal change in the income tax provision, partially offset by improved results from discontinued operations as prior year operations at the Wilkie Creek Mine were heavily impacted by flooding.
Other
The net fair value of our foreign currency hedges increased from an asset of $490.6 million at December 31, 2011 to an asset of $517.9 million at March 31, 2012, due to the strengthening of the Australian dollar against the U.S. dollar in 2012. This increase is reflected in “Other current assets” and “Investments and other assets” in the condensed consolidated balance sheets.
The fair value of our coal trading positions, before the application of margin, designated as cash flow hedges of future sales changed from an asset of $22.4 million at December 31, 2011 to an asset of $48.8 million at March 31, 2012, due to unfavorable market price movements on our positions held.

Outlook
Our near-term outlook is intended to address the next 12-24 months, with any subsequent periods addressed in our long-term outlook.

Near-Term Outlook
Near-term markets reflect relative strength in Pacific supply-demand fundamentals with increasing softness in U.S. coal-fueled generation and coal markets.
According to China Customs, China's net coal imports through March totaled 58 million tonnes, an 81% increase over the prior year, to meet rising coastal demand for both metallurgical and thermal coal. China steel production accelerated throughout the quarter and electricity generation is up 7% over the prior year according to the China National Bureau of Statistics. In 2012, China's electricity generation is expected to grow at twice the pace of its domestic coal production, leading to coal import growth. According to India Central Electricity Authority, Indian coal generation has increased 9% through March, and coal import growth is expected to continue in 2012 led by rising thermal coal demand. India also has eliminated its tariff on imported coal to encourage greater imports. Japan is increasing thermal coal imports due to high seaborne natural gas prices and nuclear generation that has been reduced to just one active plant.
The International Monetary Fund's April 2012 World Economic Outlook estimates global economic activity, as measured by gross domestic product (GDP), will grow 3.5% in 2012 and 4.1% in 2013, led by China and India. China's GDP is projected to grow 8.2% in 2012 and 8.8% in 2013. India, the world's second fastest growing economy, is projected to grow 6.9% in 2012 and 7.3% in 2013.
According to the World Steel Association April 2012 Short Range Outlook, global steel use is expected to increase 3.6% in 2012, with China expected to grow its steel use by 5.0%.
Metallurgical coal prices for high quality hard coking coal and low volatile pulverized coal injections settled at $210 and $152 per tonne, respectively, for quarterly contracts commencing April 2012. We are settling second quarter 2012 metallurgical coal shipments in line with these recent settlements, with the remainder of 2012 metallurgical coal production unpriced. We expect near-term macroeconomic movements to dictate quarterly pricing for the remainder of 2012, and we are targeting total 2012 metallurgical coal sales of approximately 14 to 15 million tons.
Seaborne thermal coal originating from Newcastle, Australia, has been settled for annual contracts beginning in April 2012 at $115 per tonne, within 15% of the record pricing set in the prior year. As of April 19, 2012, we had 20 - 25% of 2012 Australia seaborne thermal coal volumes available for pricing later in the year and we are targeting 2012 Australian thermal exports of 12 to 13 million tons. Total Australia production for 2012 is targeted at 33 to 36 million tons.
In the U.S., the Energy Information Administration (EIA) in its April 2012 Short-Term Energy Outlook projects 2012 U.S. electric power coal consumption to decline by approximately 10% while electricity generation from natural gas is expected to increase by approximately 16%. The EIA projects that coal-to-gas switching will continue in 2012 due to lower natural gas prices, but projects that coal-based electricity generation will increase in 2013 as the economic competitiveness of coal-fueled generation improves.
We are negotiating with select U.S. customers regarding reduced shipments and we have lowered our planned U.S. production levels in response to changes in market demand. We are now targeting our 2012 U.S. volumes to be 185 to 195 million tons with those volumes fully committed and priced. As of April 19, 2012, we had 40 - 50% of planned U.S. production unpriced for 2013.
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

We continue to manage costs and operating performance in an effort to mitigate external cost pressures, geologic issues and potential shipping delays resulting from adverse port and rail performance. We may have higher per ton costs as a result of suboptimal production levels due to market-driven changes in demand. We may also encounter poor geologic conditions, lower third-party contract miner or brokerage performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Reductions in the relative cost of other fuels, including natural gas, could impact the use of coal for electricity generation. See Cautionary Notice Regarding Forward-Looking Statements and Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 for additional considerations regarding our outlook.
Dodd-Frank Act - Derivatives Regulation. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted, which among other things, requires the Commodity Futures Trading Commission (CFTC) and the SEC to adopt a new regulatory regime relating to financial derivatives transactions.  Because the CFTC and SEC have not yet completed their rulemaking efforts in this area, the ultimate impact of this new regulatory regime is not yet known.  We expect that the Dodd-Frank Act will increase compliance and transaction costs associated with our hedging and Trading and Brokerage activities.
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
Minerals Resource Rent Tax. On March 29, 2012, Australia passed legislation creating a minerals resource rent tax (the MRRT) effective from July 1, 2012. The MRRT is a profits-based tax of our existing and future coal projects at an effective tax rate of 22.5%. Under the MRRT, taxpayers are able to elect a market value asset starting base for existing projects which allows for the fair market value of the tenements to be deducted over the life of the mine as an allowance against MRRT. The market value allowance, and ultimately any future benefit, is subject to numerous uncertainties including review and approval by the Australian Tax Office, realization only after other MRRT allowances provided under the law, and estimates of long-term pricing and cost data necessary to estimate the future benefit and any MRRT liability.  We evaluated the provisions of the new tax and assessed recoverability of deferred tax assets and the valuation of liabilities associates with the implementation of the MRRT and, for the three months ended March 31, 2012, we believe there is no material net deferred tax asset related to the market value starting base.
Carbon Pricing Framework. The Australian government's carbon pricing framework will commence July 1, 2012. The carbon price will initially be $23.00 Australian dollars per tonne of carbon dioxide equivalent emissions, escalated by 2.5% per year for inflation over a three year period. After June 30, 2015, the carbon price mechanism will transition to an emissions trading scheme. We believe that all of our Australian operations will be impacted by the fugitive emissions portion of the framework (defined as the methane and carbon dioxide which escapes into the atmosphere when coal is mined and gas is produced), which we estimate will initially average $2.00 Australian dollars per tonne of coal produced annually. Actual results will depend upon the volume of tons produced at each of our Australian mining locations, as the impact per tonne at our surface mines will generally be less than the impact per tonne at our underground mines. In addition, our Australian mines will be impacted by the phased reduction of the government's diesel fuel rebate to capture emissions from fuel combustion. Our North Goonyella, Wambo and Metropolitan mines have applied for a portion of the government's approximately $1.3 billion Australian dollars of transition benefits that would provide assistance based on historical emissions intensity data to the most emissions-intensive coal mines over a six-year period. We also may be eligible for a portion of the government's $70 million Australian dollars Coal Mining Abatement Technology Support Package over five years to support the development and deployment of technologies to reduce fugitive emissions from coal mines.

Cross-State Air Pollution Rule (CSAPR). On July 6, 2011, the U.S. Environmental Protection Agency (EPA) finalized CSAPR, which requires 28 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. The CSAPR is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and on December 30, 2011, the U.S. Court of Appeals for the District of Columbia stayed CSAPR and advised that the EPA is expected to continue administering the Clean Air Interstate Rule (CAIR) until the pending challenges are resolved. Expedited briefing on the merits of the challenge is underway. We continue to evaluate the possible scenarios associated with the CSAPR and the impacts it may have on our business and our results of operations, financial condition or cash flows.
Proposed New Source Performance Standards for Fossil Fuel-Fired Electricity Utility Generating Units. On April 13, 2012, the EPA published for comment proposed new source performance standards for emissions of carbon dioxide for new fossil fuel-fired electric utility generating units. If these standards are adopted as proposed, it is unlikely that any new coal-fired electric utility generating units could be constructed in the U.S. without the use of carbon capture and storage technologies. We believe that any final rules issued by the EPA in this area will be challenged.
Long-Term Outlook
Our long-term global outlook remains positive. According to the BP Statistical Review of World Energy 2011, coal has been the fastest growing fuel in the world for the past decade. The International Energy Agency (IEA) estimates in its World Energy Outlook 2011, current policies scenario, that world primary energy demand will grow 51% between 2009 and 2035. Demand for coal during this time period is projected to rise 65%, and the growth in global electricity generation from coal is expected to be greater than the growth in oil, natural gas, nuclear, hydro, biomass, geothermal and solar combined. China and India account for more than 75% of the 2009 - 2035 coal-based primary energy demand growth.
Under the current policies scenario, the IEA expects coal to retain its strong presence as a fuel for the power sector worldwide. Coal's share of the power generation mix was 47% in 2009. By 2035, the IEA estimates coal's fuel share of power generation to be 49% as it continues to have the largest share of worldwide electric power production. According to industry reports, approximately 385 gigawatts of coal-fueled electricity generating plants are currently planned or under construction around the world with expected completion between 2012 and 2016. Based on those estimates, when complete, those plants would require an estimated 1.3 billion tonnes of coal annually. In the U.S., coal-based plant retirements are expected to more than offset new U.S. capacity expected to come online through 2015 according to the EIA's 2012 Annual Energy Outlook Early Release. According to the EIA, U.S. coal consumption will begin to grow after 2015 through 2035.
The IEA projects that global natural gas-fueled electricity generation will have a compound annual growth rate of 2.7%, from 4.3 trillion kilowatt hours in 2009 to 8.7 trillion kilowatt hours in 2035. The total amount of electricity generated from natural gas is expected to be approximately one-half the total for coal, even in 2035. Renewables are projected to comprise 23% of the 2035 fuel mix versus 19% in 2009. Nuclear power is expected to grow 50%, however its share of total generation is expected to fall from 13.5% to 10% between 2009 and 2035. The planned shutdown of nuclear power plants in Japan and Germany may impact these projections. Generation from liquid fuels is projected to decline an average of 2.1% annually to 1.5% of the 2035 generation mix.
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

Our long-term plans also include advancing projects to expand our presence in the Asia-Pacific region, some of which include sourcing coal to be sold through our Trading and Brokerage segment and partnerships to utilize our mining experience for joint mine development, such as projects we are exploring in Xinjiang, China and Tavan Tolgoi in the South Gobi region of Mongolia.
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
Liquidity and Capital Resources
Capital Resources
Our primary sources of cash are the sales of our coal production to customers and from the cash generated from our trading and brokerage activities. To a lesser extent, we also generate cash from the sale of non-strategic coal reserves and surface lands and from financing transactions. Along with cash and cash equivalents, our liquidity includes the available balances from our revolving credit facility (the Revolver) under our senior unsecured credit facility (Credit Facility), an accounts receivable securitization program and a bank overdraft facility in Australia. Our available liquidity as of March 31, 2012 was $2.4 billion, which included cash and cash equivalents of $1.0 billion, $1.5 billion available for borrowing under the Revolver, net of outstanding letters of credit of $21.0 million, and available capacity under our accounts receivable securitization program of $53.1 million, net of outstanding letters of credit and amounts drawn. Our liquidity is also impacted by activity under certain bilateral cash collateralization arrangements.
As of March 31, 2012, approximately $425 million of our cash was held in the U.S. with approximately $527 million held by foreign subsidiaries. Nearly all of the cash held by our foreign subsidiaries is denominated in U.S. dollars and is subject to additional U.S. income taxes if repatriated. The cash held in Australia is currently expected to be used to fund, in part, our organic growth projects, sustaining capital expenditures and existing operations.
We assumed Macarthur's three year $330.0 million Australian dollar Corporate Funding Facility (Macarthur Corporate Funding Facility) as part of the acquisition in late 2011 that has a maturity date of November 30, 2013. As of March 31, 2012, we did not have the capability to obtain any borrowings under the Macarthur Corporate Funding Facility, which we are still in the process of terminating. We expect to finalize the termination of the Macarthur Corporate Funding Facility in the second quarter of 2012.
We currently expect that our available liquidity and cash flow from operations will be sufficient to meet our anticipated capital requirements during the next 12 months and for the foreseeable future. In addition to the above, alternative sources of liquidity include our ability to offer and sell securities under our shelf registration statement on file with the SEC.
Capital Requirements
Our primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs (interest and principal), lease obligations, take or pay obligations and costs related to past mining obligations. When in compliance with the financial covenants and customary default provisions of our Credit Facility and 2011 Term Loan Facility, we are not restricted in our ability to pay dividends or repurchase capital stock with the proceeds received from the concurrent issue of capital stock or indebtedness permitted under the Credit Facility and 2011 Term Loan Facility. We generally fund our capital expenditure requirements with cash generated from operations.

Capital Expenditures. Capital expenditures for 2012 are anticipated to be $1.1 to $1.3 billion, which represents a reduction from the range of $1.2 to $1.4 billion previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Approximately $800 to $950 million is earmarked for growth projects that encompass future mine development, as well as the expansion and extension of existing mines, with much of the remaining allocated to sustaining capital expenditures for existing operations. Approximately 75% of the growth and expansion capital is targeted for various Australian projects for metallurgical and thermal coal, with the remainder in the U.S. Our 2012 capital expenditures will include spending to begin converting two of our Australian mines from contract mining to owner operations.
Total Indebtedness. Our total indebtedness as of March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Term Loan	$462.5	$468.8
2011 Term Loan Facility	1,000.0	1,000.0
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due September 2018	1,600.0	1,600.0
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due September 2021	1,500.0	1,500.0
7.875% Senior Notes due November 2026	247.3	247.3
Convertible Junior Subordinated Debentures due 2066	375.8	375.2
Capital lease obligations	124.2	122.8
Other	43.2	43.4
Total Debt	$6,653.0	$6,657.5
Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants. As of March 31, 2012, we were in compliance with all such covenants.
Margin. As part of our trading and brokerage activities, we may be required to post margin with an exchange or one of our counterparties. The amount and timing of margin posted can vary with the volume of trades and market price volatility. Total margin held at March 31, 2012 and December 31, 2011 was $61.9 million and $18.1 million, respectively. For the three months ended March 31, 2012, net cash inflows for margin were $43.8 million. For the three months ended March 31, 2011, net cash outflows for margin were $50.1 million.
There were no other material changes to our capital resources or capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
Contractual Obligations
There were no material changes to our contractual obligations from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Historical Cash Flows

	Three Months Ended		Increase (Decrease)
	March 31,		To Cash Flow
	2012	2011	$	%
	(Dollars in millions)
Net cash provided by operating activities	$395.5	$220.6	$174.9	79.3%
Net cash used in investing activities	(203.1)	(211.2)	8.1	3.8%
Net cash used in financing activities	(39.1)	(31.4)	(7.7)	(24.5)%
Operating Activities. The increase from the prior year was driven by the following:

•
strong accounts receivable collection in the current year combined with increased operating cash flows generated from our Australian Mining operations on higher realized pricing for both metallurgical and thermal coal and an increase in volumes; and

•
higher current year cash inflows from our Trading and Brokerage activities due in part to a decrease in the amount of margin posted for derivative instruments as the prior year reflected higher coal and freight price volatility; partially offset by

•	a current year decrease in the utilization of our accounts receivable securitization program.
Investing Activities. Total investing outflows were largely in line with the prior year as higher current year capital spending of $141.7 million, much of which is associated with our organic growth projects in Australia and the U.S, was offset by purchases of short-term investments in the prior year.
Financing Activities. Cash used was slightly above the prior year primarily due an increase in capital lease payments associated with leases assumed as part of the late 2011 acquisition of Macarthur.

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
Accounts Receivable Securitization. We have an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through our wholly-owned, bankruptcy-remote subsidiary (Seller). At March 31, 2012, we had $53.1 million available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, we contribute, on a revolving basis, trade receivables of most of our U.S. subsidiaries to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). After the sale, we, as servicer of the assets, collect the receivables on behalf of the Conduits for a nominal servicing fee. We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under our the Revolver portion of our Credit Facility, effectively managing our overall borrowing costs and providing an additional source for working capital. The securitization program extends to May 2012, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.

The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2012, we received total consideration of $1,094.5 million related to accounts receivable sold under the securitization program, including $618.1 million of cash up front from the sale of the receivables, an additional $145.4 million of cash upon the collection of the underlying receivables, and $331.0 million that had not been collected at March 31, 2012 and was recorded at fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $75.0 million and $150.0 million at March 31, 2012 and December 31, 2011, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as operating activity because both the cash received from the Conduits upon the sale of receivables as well as the cash received from the Conduits upon the ultimate collection of receivables are not subject to significantly different risks given the short-term nature of our trade receivables. We recorded expense associated with securitization transactions of $0.5 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.
Other Off-Balance Sheet Arrangements. From time to time, we enter into coal off-take agreements with counterparties where, as a part of the arrangements, we may provide certain financial guarantees on behalf of the counterparties. As of March 31, 2012, we had in place guarantees of $10.0 million on behalf of our counterparties relating to such agreements. To mitigate risk, we place liens on the counterparties' production equipment or require performance bonds.
We have certain bilateral cash collateralization agreements in support of certain letters of credit whereby we posted cash collateral in lieu of utilizing our Credit Facility. As of March 31, 2012, we had a total of $79.7 million posted as collateral under such agreements. The cash collateral is classified within "Cash and cash equivalents" given our ability to substitute letters of credit at any time for this cash collateral.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies remained unchanged at March 31, 2012. The following provides additional information about Level 3 fair value measurements.
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

We have consistently applied these valuation techniques in all periods presented, and believe we have obtained the most accurate information reasonably available for the types of derivative contracts held. Valuation changes from period to period for each level will increase or decrease depending on: (i) the relative change in fair value for positions held, (ii) new positions added, (iii) realized amounts for completed trades and (iv) transfers between levels. Our coal trading strategies utilize various swaps and derivative physical contracts. Periodic changes in fair value for purchase and sale positions, which are executed to lock in coal trading spreads, occur in each level and therefore the overall change in value of our coal-trading platform requires consideration of valuation changes across all levels.
Our Level 3 net financial assets represented approximately 1% ($9 million) of our total net financial assets as of March 31, 2012 and December 31, 2011. See Notes 7 and 8 to our unaudited condensed consolidated financial statements for additional information regarding fair value measurements.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 2 to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012, and have concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 24, 2008, we announced that our Board of Directors authorized a share repurchase program of up to $1 billion of the then outstanding shares of our common stock. The repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. Our Chairman and Chief Executive Officer also has the authority to direct us to repurchase up to $100 million of our common stock outside the share repurchase program. The repurchase program does not have an expiration date and may be discontinued at any time. Through March 31, 2012, we have made repurchases of 7.7 million shares at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the program.

The following table summarizes all share repurchases for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2012	213,382	$36.13	—	$700.4
February 1 through February 29, 2012	6,069	37.38	—	700.4
March 1 through March 31, 2012	—	—	—	700.4
Total	219,451	$36.16	—

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
We also partner with several companies and governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protection for employees. We have installed communications and tracking systems at our U.S. underground mines, which allow persons on the surface to determine the location of and communicate with all persons underground. In addition, we are testing a proximity detection system at a section of one of our mines, which is designed to automatically stop mining equipment if a person is detected within the operating range of a continuous miner or coal hauler.
In April 2012, we announced our endorsement and participation in CORESafety, a new safety and health management system developed by member companies of the National Mining Association for the U.S. mining industry. CORESafety is an approach to mining safety and health to prevent accidents before they happen using a management system that involves leadership, management and assurance. Its objective is to have zero fatalities and a 50 percent reduction in mining's injury rate within five years.

The incidence rate is a measure of safety performance, which is tracked through our safety tracking system. The incidence rate is computed as the number of injuries, MSHA reportable injury degree codes 1 through 6, multiplied by 200,000, divided by employee hours worked [(number of reportable incidents X 200,000) ÷ employee hours worked]. Since MSHA is a branch of the U.S. Department of Labor, its jurisdiction applies only to our U.S. mines. However, we also track incidence rates for our Australian mines to measure safety performance on the same basis as our U.S. mines. The following table reflects our incidence rates (as of April 26, 2012):

	Three Months Ended March 31,
	2012	2011
U.S.	1.84	1.41
Australia(1)	2.92	2.88
Total Peabody Energy Corporation(1)	2.35	1.95
(1) Results for the three months ended March 31, 2011 exclude Macarthur. Results for all periods presented include our Wilkie Creek Mine, which is held for sale as of March 31, 2012.
For the U.S., the comparable MSHA incidence rate is from MSHA's Mine Injury and Worktime Operators report and represents the all incidence rate for U.S. coal mines, excluding the impact of office workers (“All Incidence Rate”). As of May 4, 2012, MSHA's Mine Injury and Worktime Operators report for the three months ended March 31, 2012 had not been published. The All Incidence Rate for the three months ended March 31, 2011 was 3.58.
We monitor MSHA compliance using violations per inspection day (in the U.S. only), which is calculated as the total count of violations per five hour MSHA inspector day. For the three months ended March 31, 2012 and 2011, our violations per inspection day were 0.87 and 0.99, respectively.
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
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
See Exhibit Index at page 53 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	May 4, 2012	By:	/s/ MICHAEL C. CREWS
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

10.1
Executive Services Agreement entered into on April 1, 2012 between Peabody Energy Australia Coal Pty Limited and Eric Ford (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed April 5, 2012).

10.2
Employment Agreement entered into as of March 28, 2012 between Peabody Energy Corporation and Christopher J. Hagedorn (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K/A (Amendment No. 1) filed April 3, 2012).

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K

101*	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.