Form 10-Q
period 2012-06-30
PEABODY ENERGY CORP
filed 2012-08-03
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( )  No ( X )
There were 268,332,565 shares of common stock with a par value of $0.01 per share outstanding at July 27, 2012.

INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011	1
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011	2
Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	4
Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2012	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	56
Item 4. Controls and Procedures	56
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	57
Item 1A. Risk Factors	57
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 4. Mine Safety Disclosures	58
Item 6. Exhibits	59
SIGNATURE	60
EXHIBIT INDEX	61
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-95
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions, except per share data)
Revenues
Sales	$1,716.8	$1,773.3	$3,519.8	$3,385.3
Other revenues	281.4	207.2	517.0	338.3
Total revenues	1,998.2	1,980.5	4,036.8	3,723.6
Costs and expenses
Operating costs and expenses	1,479.8	1,345.7	2,918.4	2,592.9
Depreciation, depletion and amortization	157.3	104.1	302.2	211.8
Asset retirement obligation expense	17.3	15.7	32.5	29.0
Selling and administrative expenses	62.7	58.6	133.7	120.2
Other operating (income) loss:
Net gain on disposal or exchange of assets	(3.4)	(25.7)	(7.4)	(29.7)
Loss from equity affiliates	6.6	2.8	29.3	5.8
Operating profit	277.9	479.3	628.1	793.6
Interest expense	106.9	48.9	208.9	99.9
Interest income	(6.5)	(3.5)	(14.6)	(7.6)
Income from continuing operations before income taxes	177.5	433.9	433.8	701.3
Income tax (benefit) provision	(37.8)	126.1	36.2	198.9
Income from continuing operations, net of income taxes	215.3	307.8	397.6	502.4
Loss from discontinued operations, net of income taxes	(7.5)	(15.6)	(11.5)	(31.5)
Net income	207.8	292.2	386.1	470.9
Less: Net income attributable to noncontrolling interests	3.1	7.4	8.7	9.6
Net income attributable to common stockholders	$204.7	$284.8	$377.4	$461.3

Income From Continuing Operations
Basic earnings per share	$0.78	$1.11	$1.43	$1.82
Diluted earnings per share	$0.78	$1.10	$1.43	$1.81

Net Income Attributable to Common Stockholders
Basic earnings per share	$0.75	$1.05	$1.39	$1.70
Diluted earnings per share	$0.75	$1.05	$1.39	$1.69

Dividends declared per share	$0.085	$0.085	$0.170	$0.170
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Net income	$207.8	$292.2	$386.1	$470.9
Other comprehensive income, net of income taxes:
Net unrealized holding (losses) gains on available-for-sale securities (net of respective tax benefits of $1.5, $0.3, $8.2 and $0.3)	(2.6)	(0.8)	(14.1)	0.2
Net unrealized gains on cash flow hedges (net of respective tax (benefit) provisions of ($28.5), $39.3, $2.9 and $73.6)
Increase in fair value of cash flow hedges	42.7	127.1	190.5	215.6
Less: Reclassification for realized gains included in net income	(37.3)	(62.8)	(121.5)	(118.8)
Net unrealized gains on cash flow hedges	5.4	64.3	69.0	96.8
Postretirement plans and workers' compensation obligations (net of respective tax benefits of $8.0, $6.3, $16.1 and $6.5)
Net actuarial loss for the period	—	—	—	3.5
Amortization of actuarial loss and prior service cost	13.8	10.0	27.7	20.0
Postretirement plan and workers' compensation obligations	13.8	10.0	27.7	23.5
Foreign currency translation adjustment	(6.1)	—	6.6	—
Other comprehensive income	10.5	73.5	89.2	120.5
Comprehensive income	218.3	365.7	475.3	591.4
Less: Comprehensive income attributable to noncontrolling interests	3.1	7.4	8.7	9.6
Comprehensive income attributable to common stockholders	$215.2	$358.3	$466.6	$581.8

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$489.2	$799.1
Accounts receivable, net of allowance for doubtful accounts of $15.9 at June 30, 2012 and $17.0 at December 31, 2011	816.2	922.5
Inventories	581.7	446.3
Assets from coal trading activities, net	80.3	44.6
Deferred income taxes	17.4	27.3
Other current assets	589.7	766.1
Total current assets	2,574.5	3,005.9
Property, plant, equipment and mine development
Land and coal interests	11,935.8	10,781.0
Buildings and improvements	1,256.7	1,131.4
Machinery and equipment	2,954.7	2,862.4
Less: accumulated depreciation, depletion and amortization	(3,711.6)	(3,412.1)
Property, plant, equipment and mine development, net	12,435.6	11,362.7
Investments and other assets	1,683.8	2,364.4
Total assets	$16,693.9	$16,733.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$121.4	$101.1
Liabilities from coal trading activities, net	22.0	10.3
Accounts payable and accrued expenses	1,596.5	1,712.3
Total current liabilities	1,739.9	1,823.7

Long-term debt, less current maturities	6,264.0	6,556.4
Deferred income taxes	456.0	554.2
Asset retirement obligations	645.4	621.3
Accrued postretirement benefit costs	1,053.9	1,053.1
Other noncurrent liabilities	665.3	608.5
Total liabilities	10,824.5	11,217.2

Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of June 30, 2012 or December 31, 2011	—	—
Series A Junior Participating Preferred Stock — $0.01 per share par value; 1.5 shares authorized, no shares issued or outstanding as of June 30, 2012 or December 31, 2011	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of June 30, 2012 or December 31, 2011	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of June 30, 2012 or December 31, 2011	—	—
Common Stock — $0.01 per share par value; 800.0 shares authorized, 282.0 shares issued and 268.3 shares outstanding as of June 30, 2012 and 280.3 shares issued and 271.1 shares outstanding as of December 31, 2011	2.8	2.8
Additional paid-in capital	2,270.3	2,234.0
Retained earnings	4,075.1	3,744.0
Accumulated other comprehensive loss	(53.2)	(142.4)
Treasury shares, at cost: 13.7 shares as of June 30, 2012 and 9.2 shares as of December 31, 2011	(461.2)	(353.3)
Peabody Energy Corporation’s stockholders’ equity	5,833.8	5,485.1
Noncontrolling interests	35.6	30.7
Total stockholders’ equity	5,869.4	5,515.8
Total liabilities and stockholders’ equity	$16,693.9	$16,733.0

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$386.1	$470.9
Loss from discontinued operations, net of income taxes	11.5	31.5
Income from continuing operations, net of income taxes	397.6	502.4
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	302.2	211.8
Deferred income taxes	(115.4)	22.1
Share-based compensation	24.2	21.9
Net gain on disposal or exchange of assets	(7.4)	(29.7)
Loss from equity affiliates	29.3	5.8
Changes in current assets and liabilities:
Accounts receivable	93.5	(80.4)
Change in receivable from accounts receivable securitization program	32.0	—
Inventories	(142.1)	(28.9)
Net assets from coal trading activities	161.4	(19.6)
Other current assets	24.4	(18.9)
Accounts payable and accrued expenses	(168.0)	3.6
Asset retirement obligations	26.0	20.6
Accrued postretirement benefit costs	18.5	19.0
Pension costs	24.8	17.7
Contributions to pension plans	(0.9)	(0.9)
Other, net	29.6	3.0
Net cash provided by continuing operations	729.7	649.5
Net cash used in discontinued operations	(54.2)	(33.9)
Net cash provided by operating activities	675.5	615.6
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(427.6)	(318.4)
Federal coal lease expenditures	(89.2)	—
Investment in Prairie State Energy Campus	(6.7)	(21.5)
Proceeds from disposal of assets	12.6	9.6
Proceeds from sales and maturities of debt and equity securities	27.6	21.0
Purchases of debt and equity securities	(24.3)	(14.6)
Purchases of short-term investments	—	(100.0)
Proceeds from sale of short term investments	—	25.0
Contributions to joint ventures	(375.6)	—
Distributions from joint ventures	384.3	—
Repayment of loans from related parties	618.7	—
Advances to related parties	(627.6)	—
Other, net	(1.6)	(4.3)
Net cash used in continuing operations	(509.4)	(403.2)
Net cash used in discontinued operations	(6.5)	(36.6)
Net cash used in investing activities	(515.9)	(439.8)
Cash Flows From Financing Activities
Payments of long-term debt	(280.0)	(238.2)
Common stock repurchase	(99.9)	—
Acquisition of MCG Coal Holdings Pty Ltd noncontrolling interests	(49.8)	—
Proceeds from long-term debt	—	1.4
Dividends paid	(46.3)	(46.8)
Repurchase of employee common stock relinquished for tax withholding	(8.0)	(15.4)
Excess tax benefits related to share-based compensation	3.7	5.8
Other, net	10.8	(0.9)
Net cash used in financing activities	(469.5)	(294.1)
Net change in cash and cash equivalents	(309.9)	(118.3)
Cash and cash equivalents at beginning of period	799.1	1,295.2
Cash and cash equivalents at end of period	$489.2	$1,176.9
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation’s Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2011	$2.8	$2,234.0	$(353.3)	$3,744.0	$(142.4)	$30.7	$5,515.8
Net income	—	—	—	377.4	—	8.7	386.1
Net unrealized losses on available-for-sale securities (net of $8.2 tax benefit)	—	—	—	—	(14.1)	—	(14.1)
Increase in fair value of cash flow hedges (net of $2.9 tax provision)	—	—	—	—	69.0	—	69.0
Postretirement plans and workers’ compensation obligations (net of $16.1 tax provision)	—	—	—	—	27.7	—	27.7
Foreign currency translation adjustment	—	—	—	—	6.6	—	6.6
Dividends paid	—	—	—	(46.3)	—	—	(46.3)
Share-based compensation	—	24.2	—	—	—	—	24.2
Excess tax benefits related to share-based compensation	—	3.7	—	—	—	—	3.7
Stock options exercised	—	1.5	—	—	—	—	1.5
Employee stock purchases	—	3.3	—	—	—	—	3.3
Repurchase of employee common stock relinquished for tax withholding	—	—	(8.0)	—	—	—	(8.0)
Common stock repurchase	—	—	(99.9)	—	—	—	(99.9)
MCG Coal Holdings Pty Ltd noncontrolling interests at conversion	—	—	—	—	—	53.4	53.4
Acquisition of MCG Coal Holdings Pty Ltd noncontrolling interests	—	3.6	—	—	—	(53.4)	(49.8)
Distributions to noncontrolling interests	—	—	—	—	—	(3.8)	(3.8)
June 30, 2012	$2.8	$2,270.3	$(461.2)	$4,075.1	$(53.2)	$35.6	$5,869.4
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2011 Annual Report on Form 10-K. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2011 has been derived from the Company’s audited consolidated balance sheet at that date. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2012.
The Company classifies items within discontinued operations in the unaudited condensed consolidated financial statements when the operations and cash flows of a particular component (defined as operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity) of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction and the Company will no longer have any significant continuing involvement in the operations of that component.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance that required new fair value disclosures, including disclosures about significant transfers into and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. In addition, the guidance required new disclosures regarding activity in Level 3 fair value measurements, including a gross basis reconciliation. The Company began complying with the new fair value disclosure requirements beginning January 1, 2010, except for the disclosure of activity within Level 3 fair value measurements, which became effective January 1, 2011. In May 2011, the FASB issued additional fair value measurement disclosure requirements that were intended to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. That update required the categorization by level for financial instruments not measured at fair value but for which disclosure of fair value is required, disclosure of all transfers between Level 1 and Level 2 and additional disclosures for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance became effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company). While the adoption of this guidance had an impact on the Company's disclosures, it did not affect the Company's results of operations, financial condition or cash flows.
(3)    Acquisition of Macarthur Coal Limited
On October 23, 2011, PEAMCoal Pty Ltd (PEAMCoal), an Australian company that was then indirectly owned 60% by the Company and 40% by ArcelorMittal, acquired a majority interest in Macarthur Coal Limited (PEA-PCI or the acquiree) through an all cash off-market takeover offer. On October 26, 2011 (the acquisition and control date), the Company appointed its nominees to the acquiree's Board of Directors and executive management team. The acquisition was completed on December 20, 2011 as PEAMCoal acquired all of the acquirees's remaining outstanding shares of common stock for $4.8 billion, net of $261.2 million of acquired cash, of which the Company's share was $2.8 billion (PEA-PCI acquisition). PEAMCoal accounted for share acceptances under the takeover process as a single transaction occurring on October 26, 2011. On December 21, 2011, the Company acquired ArcelorMittal Mining Australasia B.V., an indirect subsidiary of ArcelorMittal that indirectly owned 40% of PEAMCoal, for $2.0 billion resulting in the Company's 100% ownership of PEA-PCI.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The preliminary purchase accounting allocations were recorded in the accompanying unaudited condensed consolidated financial statements as of, and for the periods subsequent to, the acquisition and control date. The Company has not yet finalized the fair value determination of the assets acquired and liabilities assumed, which is expected once third-party valuation appraisals are completed. The Company is evaluating mine lives and reviewing coal reserve studies on the acquired properties, the outcome of which will determine the final fair value allocated to coal reserve assets. The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed that were recognized at the acquisition and control date, as well as provisional fair value adjustments made during the first six months of 2012:

	Preliminary		Updated
	Allocations	Adjustments	Allocations
	(Dollars in millions)
Accounts receivable, net	$106.6	$9.9	$116.5
Inventories	67.1	(10.1)	57.0
Other current assets	137.5	(3.9)	133.6
Property, plant, equipment and mine development	3,457.0	154.4	3,611.4
Investments and other assets	1,275.1	(123.8)	1,151.3
Current maturities of long-term debt	(11.0)	—	(11.0)
Accounts payable and accrued expenses	(133.8)	(24.0)	(157.8)
Long-term debt, less current maturities	(59.2)	—	(59.2)
Asset retirement obligations	(39.3)	—	(39.3)
Other noncurrent liabilities	(31.4)	(2.5)	(33.9)
Noncontrolling interests	(2,011.9)	—	(2,011.9)
Total purchase price, net of cash acquired of $261.2	$2,756.7	$—	$2,756.7

The adjustments to the provisional fair values result from additional information obtained about facts in existence at the acquisition and control date. Cumulative adjustments to provisional fair values recorded in the current period are assumed to have been made as of the acquisition and control date. Prior financial statements have not been retroactively adjusted due to immateriality. Accordingly, "Depreciation, depletion and amortization" was increased by $3.1 million for the three months ended June 30, 2012 and was decreased by $7.5 million for the six months ended June 30, 2012. "Operating costs and expenses" were decreased by $10.1 million for the six months ended June 30, 2012, with the entire impact recognized during the first quarter of 2012.

In connection with the PEA-PCI acquisition, the Company acquired contract-based intangibles consisting of port, rail and water take-or-pay obligations and recorded a liability for unutilized capacity of $33.3 million, net of tax, which is being amortized based on that unutilized capacity over the terms of the applicable agreements which extend to 2018. As of June 30, 2012, the carrying value of the liability was $26.1 million, and the associated amortization (which is classified as a reduction to “Operating costs and expenses” in the unaudited condensed consolidated statements of income) recorded during the three and six months ended June 30, 2012 was $4.1 million and $7.2 million, respectively. Estimated future amortization of the remaining carrying value of the liability as of June 30, 2012 is expected to be $7.3 million, $17.1 million and $1.7 million for the years ending December 31, 2012, 2013 and 2014, respectively. Unutilized capacity is not expected in years 2015 through 2018.

During the three and six months ended June 30, 2012, PEA-PCI contributed revenues of $155.1 million and $300.3 million, respectively, and losses before income taxes of $46.1 million and $52.4 million, respectively, which includes results from our equity affiliate investment in the Middlemount Mine. Due to the restructuring of the Company's Australian tax entities during the second quarter of 2012 described in Note 10, it is no longer practicable to calculate the net income of PEA-PCI on a standalone basis. The results of PEA-PCI for the three and six months ended June 30, 2012 are included in the unaudited condensed consolidated statements of income and are reported in the Australian Mining segment, except for the activity associated with certain equity affiliates which is reflected in the Corporate and Other segment.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma financial information presents the combined results of operations of the Company and PEA-PCI, on a pro forma basis, as though the companies had been combined as of January 1, 2010. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and PEA-PCI constituted a single entity during those periods or that may be attained in the future.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(Dollars in millions, except per share amounts)
Revenue	$2,191.5	$3,999.3
Income from continuing operations, net of income taxes	361.8	482.8
Basic earnings per share	1.25	1.63
Diluted earnings per share	1.24	1.62

Pro forma income from continuing operations, net of income taxes, includes adjustments to operating costs and depreciation, depletion and amortization to reflect the additional expense for the estimated impact of fair value adjustments to coal inventory and property, plant and equipment (including mineral rights), respectively, as well as additional expense associated with the estimated impact of reflecting the equity affiliate interest at fair value.

As disclosed in Note 23 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, a then-outstanding loan balance of $384.6 million was converted to a 90% equity interest in MCG Coal Holdings Pty Ltd. (MCGH) in January 2012, resulting in consolidation of MCGH and recognition of noncontrolling interests of $53.4 million at conversion. In June 2012, the Company acquired the remaining noncontrolling interest in MCGH for total consideration of $49.8 million. This acquisition was accounted for as an equity transaction as the Company previously maintained control of MCGH. Accordingly, the Company recorded an increase to additional paid-in capital of $3.6 million in the second quarter 2012 related to this transaction, representing the difference in the price paid and the carrying value.

(4)    Discontinued Operations
Discontinued operations include certain non-strategic Midwestern U.S. and Australian Mining segment assets held for sale which the Company has committed to divest and other previously divested operations.
Results from discontinued operations were as follows during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Total revenues	$46.3	$27.6	$94.7	$29.4

Loss from discontinued operations before income taxes	$10.9	$22.3	$19.1	$43.8
Income tax benefit	3.4	6.7	7.6	12.3
Loss from discontinued operations, net of income taxes	$7.5	$15.6	$11.5	$31.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities classified as discontinued operations included in our condensed consolidated balance sheets were as follows:

	(Unaudited)
	June 30, 2012	December 31, 2011
	(Dollars in Millions)
Assets:
Other current assets	$31.7	$22.7
Investments and other assets	131.0	121.0
Total assets classified as discontinued operations	$162.7	$143.7

Liabilities:
Accounts payable and accrued expenses	$40.4	$63.9
Other noncurrent liabilities	15.6	22.4
Total liabilities classified as discontinued operations	$56.0	$86.3

(5)     Investments
The Company’s short-term investments are defined as those investments with original maturities of greater than three months and up to one year. Long-term investments are defined as those investments with original maturities greater than one year.
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
The Company did not have any held-to-maturity securities as of June 30, 2012 or December 31, 2011.
Investments in available-for-sale securities at June 30, 2012 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
U.S. corporate bonds	3.4	—	—	3.4
Noncurrent:
Marketable equity securities	66.5	—	(31.8)	34.7
Federal government securities	24.1	0.2	—	24.3
U.S. corporate bonds	12.9	0.2	—	13.1
Total	$106.9	$0.4	$(31.8)	$75.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in available-for-sale securities at December 31, 2011 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
Federal government securities	$3.3	$—	$—	$3.3
U.S. corporate bonds	3.9	—	—	3.9
Noncurrent:
Marketable equity securities	66.5	—	(9.5)	57.0
Federal government securities	11.3	0.2	—	11.5
U.S. corporate bonds	7.7	0.1	—	7.8
Total	$92.7	$0.3	$(9.5)	$83.5
Contractual maturities for available-for-sale investments in debt securities at June 30, 2012 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$3.4	$3.4
Due in one to five years	37.0	37.4
Total	$40.4	$40.8
The Company’s investments in marketable equity securities consist of an investment in Winsway Coking Coal Holdings Limited (Winsway).
Proceeds from sales and maturities of securities amounted to $8.1 million and $9.8 million for the three and six months ended June 30, 2012, respectively, with less than $0.1 million of net realized gains.
In addition to the securities described above, the Company holds an investment in debt securities related to the Company's pro-rata share of funding in the Newcastle Coal Infrastructure Group (NCIG).  These debt securities are recorded at cost, which approximates fair value, and are denominated in U.S. dollars. The Company sold $16.4 million and $17.8 million of debt securities related to NCIG during the three and six months ended June 30, 2012, respectively. The Company recognized a loss of $0.2 million realized on the sale for the three and six months ended June 30, 2012. The fair value of these securities still held at June 30, 2012 was $11.4 million.
At each reporting date, the Company performs separate evaluations of debt and equity securities to determine if any unrealized losses are other-than-temporary. After evaluating the length of time market value has been less than cost and the financial condition and near-term prospects of Winsway, the Company deemed the impairment associated with its Winsway equity securities to be temporary as of June 30, 2012, as the Company has the ability to hold the securities until recovery and has no current intention to divest the securities. Accordingly, the Company did not recognize other-than-temporary losses on its investments during the three or six months ended June 30, 2012.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)     Inventories
Inventories consisted of the following:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Materials and supplies	$149.5	$124.9
Raw coal	157.5	95.0
Saleable coal	274.7	226.4
Total	$581.7	$446.3

(7)     Derivatives and Fair Value Measurements
Risk Management — Non-Coal Trading Activities
The Company is exposed to various types of risk in the normal course of business, including price risk on commodities utilized in the Company's mining operations, interest rate risk on long-term debt and foreign currency exchange rate risk for non-U.S. dollar expenditures. In most cases, commodity price risk (excluding coal trading activities) related to the sale of coal is mitigated through the use of long-term, fixed-price contracts, with a small percentage mitigated through the use of financial instruments. In order to manage our exposure related to price risk on certain commodities used in production, as well as for interest rate and foreign currency exchange rate risk, the Company utilizes derivative financial instruments. These risks are actively monitored in an effort to ensure compliance with the risk management policies of the Company.
Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against adverse changes in the fair value of the fixed rate debt that results from market interest rate changes. In addition, from time to time, interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of June 30, 2012, the Company had no interest rate swaps in place.
Foreign Currency Hedges. The Company is exposed to foreign currency exchange rate risk, primarily on Australian dollar expenditures made in its Australian Mining segment. This risk is managed through the use of forward contracts and options that the Company designates as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted foreign currency expenditures.
Diesel Fuel and Explosives Hedges. The Company is exposed to commodity price risk associated with diesel fuel and explosives utilized in production in the U.S. and Australia. This risk is managed through the use of cost pass-through contracts and derivatives, primarily swaps. The Company generally designates the swap contracts as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted diesel fuel and explosives purchases.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at June 30, 2012:

	Notional Amount by Year of Maturity
	Total	2012	2013	2014	2015	2016	2017 and thereafter
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$5,114.0	$1,087.9	$2,158.6	$1,423.5	$444.0	$—	$—
GBP:US$ hedge contracts (GBP millions)	2.5	2.5	—	—	—	—	—
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	126.6	31.8	53.3	33.0	8.5	—	—
U.S. explosives hedge contracts (million MMBtu)	5.5	1.7	2.6	1.2	—	—	—

	Account Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value Asset (Liability)
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$5,114.0	$—	$—	$424.7
GBP:US$ hedge contracts (GBP millions)	2.5	—	—	(0.4)
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	126.6	—	—	(11.1)
U.S. explosives hedge contracts (million MMBtu)	5.5	—	—	(9.1)
Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive loss” until the hedged transaction impacts reported earnings, at which time any gain or loss is reclassified to earnings. To the extent that periodic changes in the fair value of derivatives deemed highly effective exceeds such changes in the hedged item, the ineffective portion of the periodic non-cash changes are recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes changes in the fair value of the instrument in earnings in the period of the change.
A measure of ineffectiveness is inherent in hedging future diesel fuel purchases with derivative positions based on refined petroleum products as a result of location and product differences.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-trading hedges during the three and six months ended June 30, 2012 and 2011:

		Three Months Ended June 30, 2012
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$(79.0)	$10.5	$0.1
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	(12.0)	81.6	—
Total		$—	$(91.0)	$92.1	$0.1

		Three Months Ended June 30, 2011
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain (loss) recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$(26.9)	$11.8	$(0.7)
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	183.1	96.2	—
Foreign currency cash flow hedge contracts	Depreciation, depletion and amortization	—	(0.2)	—	—
Total		$—	$156.0	$108.0	$(0.7)

		Six Months Ended June 30, 2012
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain (loss) recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$(20.9)	$27.8	$(4.5)
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	128.3	194.6	—
Total		$—	$107.4	$222.4	$(4.5)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Six Months Ended June 30, 2011
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain (loss) recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$72.1	$19.9	$1.6
Foreign currency cash flow hedge contracts	Operating costs and expenses	—	302.9	168.9	—
Foreign currency cash flow hedge contracts:	Depreciation, depletion and amortization	—	(0.2)	—	—
Total		$—	$374.8	$188.8	$1.6
Based on the net fair value of the Company’s non-coal trading positions held in “Accumulated other comprehensive loss” at June 30, 2012, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months associated with the Company’s foreign currency and diesel fuel hedge programs are expected to be approximately $235 million and $7 million, respectively, while the unrealized losses to be realized under the explosives hedge program are expected to be approximately $6 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings will partially offset the realized transactions, while the unrealized losses will add incremental expense to the unaudited condensed consolidated statements of income.
The classification and amount of derivatives presented on a gross basis as of June 30, 2012 and December 31, 2011 were as follows:

	Fair Value as of June 30, 2012
Financial Instrument	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(Dollars in millions)
Commodity swaps and options	$19.4	$1.5	$18.5	$22.6
Foreign currency cash flow hedge contracts	241.5	190.9	6.2	1.9
Total	$260.9	$192.4	$24.7	$24.5

	Fair Value as of December 31, 2011
Financial Instrument	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(Dollars in millions)
Commodity swaps and options	$43.4	$11.7	$7.1	$15.0
Foreign currency cash flow hedge contracts	270.4	229.0	4.3	4.5
Total	$313.8	$240.7	$11.4	$19.5
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. These levels include: Level 1 - inputs are quoted prices in active markets for the identical assets or liabilities; Level 2 - inputs other than quoted prices included in Level 1 that are directly or indirectly observable through market-corroborated inputs; and Level 3 - inputs are unobservable, or observable but cannot be market-corroborated, requiring the Company to make assumptions about pricing by market participants.
Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment in debt and equity securities	$75.5	$—	$—	$75.5
Commodity swaps and options	—	(20.2)	—	(20.2)
Foreign currency cash flow hedge contracts	—	424.3	—	424.3
Total net financial assets	$75.5	$404.1	$—	$479.6

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment in debt and equity securities	$83.5	$—	$—	$83.5
Commodity swaps and options	—	33.0	—	33.0
Foreign currency cash flow hedge contracts	—	490.6	—	490.6
Total net financial assets	$83.5	$523.6	$—	$607.1
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
The Company did not have any transfers between levels during the three or six months ended June 30, 2012 or 2011 for its non-coal trading positions. The Company’s policy is to value transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of June 30, 2012 and December 31, 2011:

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

•
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2), and otherwise on estimated borrowing rates to discount the cash flows to their present value (Level 3). The carrying amounts of the 7.875% Senior Notes due December 2026 and the Convertible Junior Subordinated Debentures due 2066 (the Debentures) are net of the respective unamortized note discounts.

The carrying amounts and estimated fair values of the Company’s debt are summarized as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$6,385.4	$6,369.3	$6,657.5	$6,922.7
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
(8)     Coal Trading
The Company engages in direct and brokered trading of coal, ocean freight and fuel-related commodities in over-the-counter markets (coal trading), some of which is subsequently exchange-cleared and some of which is bilaterally settled. Except those for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value.
The Company's policy is to include instruments associated with coal trading transactions as a part of its trading book. Trading revenues from such transactions are recorded in “Other revenues” in the unaudited condensed consolidated statements of income and include realized and unrealized gains and losses on derivative instruments, including coal deliveries related to contracts accounted for under the normal purchases and normal sales exception. Therefore, the Company has elected the trading exemption surrounding disclosures related to its coal trading activities.
Trading revenues for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Trading Revenues by Type of Instrument	2012	2011	2012	2011
	(Dollars in millions)
Commodity swaps and options	$39.8	$5.8	$50.6	$(26.0)
Physical commodity purchase/sale contracts	32.8	9.4	41.9	31.3
Total trading revenues	$72.6	$15.2	$92.5	$5.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Risk Management
Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive loss” until the hedged transaction impacts reported earnings, at which time gains and losses are also reclassified to earnings. To the extent that periodic changes in the fair value of a derivative exceeds the changes in the hedged item to which it has been designated, the ineffective portion is recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes the changes in fair value of the instrument in earnings in the period of the change.
In some instances, the Company has designated an existing coal trading derivative as a hedge and, thus, the derivative has a non-zero fair value at hedge inception. The “off-market” nature of these derivatives, which is best described as an embedded financing element within the derivative, is a source of ineffectiveness. In other instances, the Company uses a coal trading derivative that settles at a different time, has different quality specifications or has a different location basis than the occurrence of the cash flow being hedged. These collectively yield ineffectiveness to the extent that the derivative hedge contract does not exactly offset changes in the fair value or expected cash flows of the hedged item.
Forecasted Transactions No Longer Probable. During the six months ended June 30, 2012, the Company reclassified net gains of $0.1 million out of “Accumulated other comprehensive loss” to earnings as the underlying forecasted transactions were deemed no longer probable of occurring.
Fair Value Measurements
The fair value of assets and liabilities from coal trading activities is set forth below:

	June 30, 2012		December 31, 2011
	Gross Basis	Net Basis	Gross Basis	Net Basis
	(Dollars in millions)
Assets from coal trading activities	$526.5	$80.3	$170.4	$44.6
Liabilities from coal trading activities	(263.2)	(22.0)	(84.0)	(10.3)
Subtotal	263.3	58.3	86.4	34.3
Net margin held (1)	(205.0)	—	(52.1)	—
Net value of coal trading positions	$58.3	$58.3	$34.3	$34.3

(1)
Represents margin held from exchanges of $205.0 million and $52.1 million at June 30, 2012 and December 31, 2011, respectively. Of the margin held at June 30, 2012 and December 31, 2011, approximately $143 million and $23 million, respectively, related to cash flow hedges.

The Company’s trading assets and liabilities are generally made up of forward contracts, financial swaps and margin. The gross fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset of $231.7 million and $22.4 million as of June 30, 2012 and December 31, 2011, respectively. The increase in the fair value of coal trading positions designated as cash flow hedges of forecasted sales was predominantly driven by a decrease in the associated price levels in international thermal coal markets during the period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swaps and options	$21.4	$26.3	$—	$47.7
Physical commodity purchase/sale contracts	—	7.7	2.9	10.6
Total net financial assets	$21.4	$34.0	$2.9	$58.3

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swaps and options	$21.2	$(1.9)	$—	$19.3
Physical commodity purchase/sale contracts	—	6.3	8.7	15.0
Total net financial assets	$21.2	$4.4	$8.7	$34.3
For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including U.S. interest rate curves, LIBOR yield curves, Chicago Mercantile Exchange (CME), Intercontinental Exchange indices (ICE), NOS Clearing ASA, LCH.Clearnet (formerly known as the London Clearing House), Singapore Exchange (SGX), broker quotes, published indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

•	Commodity swaps and options: generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Physical commodity purchase/sale contracts: purchases and sales at locations with significant market activity corroborated by market-based information (Level 2).
Physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements with limited price availability, are classified in Level 3. Indicators of less liquid markets are those with periods of low trade activity or wide pricing spreads between broker quotes.
The Company's risk management function, which is independent of the Company's commercial trading function, is responsible for valuation policies and procedures, with oversight from executive management. Generally, the Company's Level 3 instruments or contracts are valued using bid/ask price quotations and other market assessments obtained from multiple, independent third-party brokers or other transactional data incorporated into internally-generated discounted cash flow models. While the Company does not anticipate any decrease in the number of third-party brokers or market liquidity, the occurrence of such events could erode the quality of market information and therefore the valuation of its market positions. The Company's valuation techniques include basis adjustments to the foregoing price inputs for quality, such as heat rate, sulfur content and ash content; location differentials, expressed as port and freight costs, and credit and nonperformance risk. The Company's risk management function independently validates the Company's valuation inputs, including unobservable inputs, with third-party information and settlement prices from other sources where available. A daily process is performed to analyze market price changes and changes to the portfolio. Further periodic validation occurs at the time contracts are settled with the counterparty. These valuation techniques have been consistently applied in all periods presented, and the Company believes it has obtained the most accurate information available for the types of derivative contracts held.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the quantitative unobservable inputs utilized by the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of June 30, 2012:

	Range		Weighted
	Low	High	Average
Quality adjustments	2%	20%	11%
Location differentials	6%	40%	25%
Non-performance adjustments	4%	4%	4%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Beginning of period	$8.9	$12.5	$8.7	$18.6
Total net gains (losses) realized/unrealized:
Included in earnings	8.9	(1.9)	10.4	9.5
Settlements	(14.9)	(0.7)	(16.2)	1.0
Transfers out	—	0.1	—	(19.1)
End of period	$2.9	$10.0	$2.9	$10.0
The following table summarizes the changes in net unrealized gains relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Changes in net unrealized gains (1)	$(3.9)	$(0.6)	$(2.7)	$9.9

(1)
Within the unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

The Company did not have any significant transfers in its coal trading positions between Level 1 and Level 2 during the six months ended June 30, 2012 or 2011. There were no transfers in or out of Level 3 during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, certain of the Company's physical commodity purchase/sale contracts were transferred from Level 3 to Level 2 as the settlement dates entered a more liquid market. The Company’s policy is to value transfers between levels using the beginning of period valuation.
Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive loss” at June 30, 2012, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $153 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the realized transactions in the unaudited condensed consolidated statements of income.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2012, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage of
Expiration	Portfolio Total
2012	48%
2013	45%
2014	6%
2015	1%
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
At June 30, 2012, 78% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties while 19% was with non-investment grade counterparties and 3% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), the counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at June 30, 2012 and December 31, 2011, would have amounted to collateral postings of approximately $16 million and $11 million, respectively, to counterparties. As of June 30, 2012 and December 31, 2011, no collateral was posted to counterparties for such positions.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. If a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties would have been approximately $1 million and zero at June 30, 2012 and December 31, 2011, respectively, based on the aggregate fair value of all derivative trading instruments with such features that were in a net liability position. No affiliated margin was posted for these transactions as of June 30, 2012 and December 31, 2011.
The Company is required to post collateral on positions that are in a net liability position with an exchange and is entitled to receive collateral on positions that are in a net asset position. This collateral is known as variation margin. At June 30, 2012 and December 31, 2011, the Company was in a net asset position of $205.0 million and $52.1 million, respectively (reflected in “Assets from coal trading activities, net”).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company is required by an exchange to post certain collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of June 30, 2012 and December 31, 2011, the Company had posted initial margin of $25.9 million and $34.0 million, respectively (reflected in “Other current assets”). In addition, the Company had received $2.3 million of margin in excess of the exchange-required variation (discussed above) and initial margin as of June 30, 2012 (reflected in “Accounts payable and accrued expenses”).
MF Global UK Limited
In October 2011, MF Global UK Limited (MF Global UK), a United Kingdom (U.K.) based broker-dealer, was placed into the U.K.'s administration process (a process similar to bankruptcy proceedings in the U.S.) by the Financial Services Authority following the Chapter 11 bankruptcy filing of its U.S. parent, MF Global Holdings Ltd. The Company had used MF Global UK to broker certain of its coal trading transactions. The interruption of the Company's trading operations was limited as the Company opened new accounts with different brokerage firms and transferred its open trading positions formerly held with MF Global UK to those new accounts. While the open trading positions were transferred from MF Global UK successfully, the related margin posted by the Company has been retained by MF Global UK pending resolution of the Company's claims with the special administrators. As of June 30, 2012, the Company had received $20.0 million of the initial outstanding amount of $52.1 million that was held with MF Global UK when it was placed into the U.K.'s administration process. The remaining balance is included in "Accounts receivable, net" in the condensed consolidated balance sheets. The Company is pursuing collection and, due to the numerous uncertainties related to the claim, cannot reasonably estimate a potential reserve based upon information available as of the date of filing.

(9)     Financing Receivables
The Company had total financing receivables of $388.1 million and $376.1 million at June 30, 2012 and December 31, 2011, respectively, which consisted of the following:

Balance Sheet Classification	June 30, 2012	December 31, 2011
	(Dollars in millions)
Accounts receivable, net	$44.8	$51.3
Other current assets	21.4	65.0
Investments and other assets	321.9	259.8
Total financing receivables	$388.1	$376.1

The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables at June 30, 2012.

Codrilla Mine Project. In 2011, a wholly-owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of its 85% interest in the Codrilla Mine Project to participants of the Coppabella Moorvale Joint Venture (CMJV) where PEA-PCI sold down its interest in the Codrilla project to the CMJV (Codrilla sell down) so that, following completion of the sale, ownership of the Codrilla Mine Project reflected the existing ownership of the Coppabella and Moorvale mines with PEA-PCI retaining a 73.3% ownership. Prior to acquisition by the Company, consideration of $15.0 million Australian dollars was received by PEA-PCI upon completion of the Codrilla sell down, representing 20% of the agreed price. Two remaining installments, for which we hold non-interest-bearing receivables, are due upon the completion of certain milestones, with 40% due on granting of the related mining lease and the final 40% due upon the mine's first coal shipment. There are currently no indications of impairment and the Company expects to receive full payment of amounts currently due. "Accounts receivable, net" included $35.3 million and $34.2 million at June 30, 2012 and December 31, 2011, respectively, and "Investments and other assets" included $36.7 million and $35.6 million at June 30, 2012 and December 31, 2011, respectively, in the condensed consolidated balance sheets associated with these receivables.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Middlemount Mine. The Company periodically makes loans to the Middlemount Mine joint venture (Middlemount) for the purposes of funding capital expenditures and working capital requirements, in line with the related shareholders’ agreement. Middlemount intends to pay down the loans as excess cash is generated as required by the shareholders' agreement. The loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5%. There are currently no indications of impairment and the Company expects to receive full payment of amounts currently due. "Other current assets" included $21.4 million and $65.0 million at June 30, 2012 and December 31, 2011, respectively, and "Investments and other assets" included $285.2 million and $224.2 million at June 30, 2012 and December 31, 2011, respectively, in the condensed consolidated balance sheets related to these loans.

Other Financing Receivables. From time to time, the Company may enter into transactions resulting in accounts or notes receivable held by the Company. These notes are generally short term in nature with positive historical collection experience and do not represent a material credit risk to the Company.

(10)  Income Taxes
The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Expected income tax provision at federal statutory rate	$62.1	$151.9	$151.8	$245.4
Excess depletion	(17.6)	(22.4)	(34.1)	(36.2)
Foreign earnings provision differential	(52.1)	(31.3)	(68.7)	(50.6)
Remeasurement of foreign income tax accounts	(13.8)	15.4	(4.9)	21.8
State income taxes, net of U.S. federal tax benefit	6.3	3.9	8.7	6.3
General business tax credits	(5.1)	(4.8)	(10.0)	(8.3)
Changes in valuation allowance	(43.5)	3.5	(36.5)	4.5
Changes in tax reserves	16.4	2.9	13.3	4.9
Other, net	9.5	7.0	16.6	11.1
Total (benefit) provision	$(37.8)	$126.1	$36.2	$198.9
The Company reduced its prior years' net unrecognized tax benefits by $13.4 million during the six months ended June 30, 2012. The reduction is based upon the successful completion of the 2007-2008 Internal Revenue Service (IRS) audit and the effective settlement of the 1999-2006 tax years due to favorable resolution of the 2006 IRS appeals decision, offset by the reassessment of current and prior year foreign positions associated with intercompany financing transactions due to a formal position paper received from the Australian Tax Office (ATO) challenging certain financing transactions. The Company also recognized additional interest and penalties related to unrecognized tax benefits of $1.1 million and $17.4 million for the three and six months ended June 30, 2012, respectively.
On March 29, 2012, Australia passed legislation creating a minerals resource rent tax (the MRRT) effective from July 1, 2012. The MRRT is a profits-based tax of the Company's existing and future coal projects at an effective tax rate of 22.5%. Under the MRRT, taxpayers are able to elect a market value asset starting base for existing projects which allows for the fair market value of the tenements to be deducted over the life of the mine as an allowance against MRRT. The market value allowance, and ultimately any future benefit, is subject to numerous uncertainties including review and approval by the ATO, realization only after other MRRT allowances provided under the law and estimates of long-term pricing and cost data necessary to estimate the future benefit and any MRRT liability. The Company evaluated the provisions of the new tax and assessed recoverability of deferred tax assets and the valuation of liabilities associated with the implementation of the MRRT. For the six months ended June 30, 2012, the Company believes there is no net deferred tax asset to be recorded for the market value starting base.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended June 30, 2012, the Company realized a net tax benefit of $59.7 million due to an acquisition restructuring of PEA-PCI whereby certain PEA-PCI tax entities joined the Peabody legacy Australian tax group. The benefit resulted from a $14.6 million reduction in deferred tax liabilities and a $45.1 million net reduction in valuation allowance on certain deferred tax assets and net operating losses due to the tax basis reset of PEA-PCI assets required upon joining the Company's Australian consolidated tax group.
(11) Debt
The Company’s total indebtedness as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Term Loan	$456.3	$468.8
2011 Term Loan Facility	987.5	1,000.0
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,600.0
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,500.0
7.875% Senior Notes due November 2026	247.3	247.3
Convertible Junior Subordinated Debentures due December 2066	376.3	375.2
Capital lease obligations	116.5	122.8
Other	43.1	43.4
Total Debt	$6,385.4	$6,657.5

6.00% and 6.25% Senior Notes Repurchase
During the second quarter 2012, the Company repurchased $81.2 million and $160.4 million in aggregate principal amount of its 6.00% and 6.25% Senior Notes due 2018 and 2021, respectively, with existing cash on hand. The Company recognized a loss on debt extinguishment of $2.8 million associated with these repurchases, which was comprised of $3.4 million of expense related to the write-off of deferred financing costs and a gain of $0.6 million as the repurchases were made below par value. The loss is classified in "Interest expense" in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2012.
Other Long-Term Debt
Other than the foregoing, there were no significant changes to the Company's long-term debt subsequent to December 31, 2011. Information regarding the Company's debt is outlined in Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Pension and Postretirement Benefit Costs
Net periodic pension costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost for benefits earned	$0.5	$0.5	$1.0	$0.9
Interest cost on projected benefit obligation	11.7	12.5	23.4	24.9
Expected return on plan assets	(16.0)	(16.1)	(31.9)	(32.2)
Amortization of prior service cost	0.3	0.2	0.5	0.5
Amortization of actuarial loss	12.1	7.5	24.3	15.0
Net periodic pension costs	$8.6	$4.6	$17.3	$9.1
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of January 1, 2012, the Company's qualified plans were above the Pension Protection Act thresholds and will therefore avoid benefit restrictions and at-risk penalties for 2012. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21), a highway reauthorization and student loan bill that includes both pension funding stabilization provisions and PBGC premium increases, was signed into law. MAP-21 will provide a near-term reduction in minimum funding requirements in response to the current, historically low interest rate environment, but will not reduce contribution requirements over the long term. The Company is currently evaluating the impact to the funding requirements of its qualified plans for the remainder of 2012. Prior to the enactment of MAP-21, the Company intended to contribute $5.0 million in 2012 to meet minimum contribution requirements for its qualified plans. The Company expects to make contributions to its non-qualified plans during 2012 totaling less than $2.0 million.
Net periodic postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost for benefits earned	$3.8	$3.2	$7.5	$6.5
Interest cost on accumulated postretirement benefit obligation	13.7	14.5	27.5	28.9
Amortization of prior service cost	0.6	0.5	1.2	1.0
Amortization of actuarial loss	8.2	6.8	16.4	13.5
Net periodic postretirement benefit costs	$26.3	$25.0	$52.6	$49.9
(13) Other Commercial Events
Coal Reserves
In June 2011, the Company exchanged coal reserves in Kentucky and coal reserves and surface lands in Illinois for coal reserves in West Virginia. Based on the fair value of the coal reserves received, the Company recognized a gain of $23.5 million on the exchange. Fair value was determined using a discounted cash flow model that included assumptions surrounding future coal sales prices, operating costs and discount rate. Based on the non-cash nature of the transaction, there was no impact to the investing section of the Company's unaudited condensed consolidated statement of cash flows.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prairie State Energy Campus (Prairie State)
A subsidiary of the Company owns a 5.06% undivided interest in Prairie State, a 1,600 megawatt coal-fueled electricity generation project under construction in Washington, St. Clair and Randolph counties in Illinois. On June 6, 2012, the first of two 800 megawatt electricity generation units (Unit 1) commenced commercial operations. Accordingly, the Company reclassified $156.6 million from "Investments and other assets" to operating assets and liabilities in the condensed consolidated balance sheet as follows (in millions):

Inventories	$3.6
Property, plant, equipment and mine development	153.8
Accounts payable and accrued expenses	(0.8)
Total, net	$156.6
Subsequent to June 6, 2012, our 5.06% share of the results of operations of Unit 1 have been included in the Company's condensed consolidated statements of income.
In June 2011, the Company recognized income associated with the receipt of a $14.6 million project development fee associated with Prairie State.
(14) Earnings per Share (EPS)
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
The computation of diluted EPS excludes anti-dilutive shares of approximately 0.4 million and 0.1 million for the three months ended June 30, 2012 and 2011, respectively, and 0.3 million and 0.1 million for the six months ended June 30, 2012 and 2011, respectively. These anti-dilutive shares were due to certain share-based compensation awards calculated under the treasury stock method. Anti-dilution generally occurs where the exercise prices are higher than the average market value of the Company’s stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
EPS numerator:
Income from continuing operations, net of income taxes	$215.3	$307.8	$397.6	$502.4
Less: Net income attributable to noncontrolling interests	3.1	7.4	8.7	9.6
Income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	212.2	300.4	388.9	492.8
Less: Earnings allocated to participating securities	1.5	1.7	2.6	2.6
Income from continuing operations attributable to common stockholders, after earnings allocated to participating securities (1)	210.7	298.7	386.3	490.2
Loss from discontinued operations, net of income taxes	(7.5)	(15.6)	(11.5)	(31.5)
Net income attributable to common stockholders, after earnings allocated to participating securities (1)	$203.2	$283.1	$374.8	$458.7

EPS denominator:
Weighted average shares outstanding — basic	269.2	269.0	269.7	269.0
Impact of dilutive securities	0.6	1.5	0.5	1.6
Weighted average shares outstanding — diluted	269.8	270.5	270.2	270.6

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.78	$1.11	$1.43	$1.82
Loss from discontinued operations	(0.03)	(0.06)	(0.04)	(0.12)
Net income	$0.75	$1.05	$1.39	$1.70

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.78	$1.10	$1.43	$1.81
Loss from discontinued operations	(0.03)	(0.05)	(0.04)	(0.12)
Net income	$0.75	$1.05	$1.39	$1.69

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the periods presented.

(15) Financial Instruments and Guarantees with Off-Balance Sheet Risk
In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk
As of June 30, 2012, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other(1)	Total
	(Dollars in millions)
Self bonding	$1,221.9	$—	$—	$—	$1,221.9
Surety bonds	319.6	104.6	13.5	10.7	448.4
Bank guarantees	191.0	—	—	191.3	382.3
Letters of credit	—	—	62.6	81.2	143.8
	$1,732.5	$104.6	$76.1	$283.2	$2,196.4

(1)
Other includes the $79.7 million in letters of credit described below and an additional $203.5 million in bank guarantees, surety bonds and letters of credit related to collateral for surety companies, road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of June 30, 2012, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of June 30, 2012. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly owned, bankruptcy-remote subsidiary (Seller). At June 30, 2012, the Company had no remaining capacity available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes, on a revolving basis, trade receivables of most of the Company’s U.S. subsidiaries to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the revolving credit facility portion of the Company’s Credit Facility, effectively managing its overall borrowing costs and providing an additional source for working capital. The securitization program extends to May 2013, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the six months ended June 30, 2012, the Company received total consideration of $2,157.6 million related to accounts receivable sold under the securitization program, including $1,299.8 million of cash up front from the sale of the receivables, an additional $525.7 million of cash upon the collection of the underlying receivables and $332.1 million that had not been collected at June 30, 2012 and was recorded at fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $182.0 million and $150.0 million at June 30, 2012 and December 31, 2011, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.4 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.
Patriot Bankruptcy
On October 31, 2007, the Company spun-off companies that constituted portions of its former Eastern U.S. Mining operations business segment to form Patriot Coal Corporation (Patriot). The spin-off included eight company-operated mines, two majority-owned joint venture mines, and numerous contractor-operated mines serviced by eight coal preparation facilities along with 1.2 billion tons of proven and probable coal reserves. On July 9, 2012, Patriot and certain of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York.
The Company believes that its only material exposure to the bankruptcy of Patriot relates to up to $150 million in possible federal and state black lung occupational disease liabilities. As Patriot noted in its Annual Report on Form 10-K/A for the year ended December 31, 2011, it has posted $15 million in collateral with the U.S. Department of Labor (DOL) in exchange for the right to self-insure its liabilities under the Federal Coal Mine Health and Safety Act of 1969 (Black Lung Act). If Patriot is unable to meet its black lung liability obligations, the Company believes that the DOL will first look to this collateral for payment. The Black Lung Act allows the DOL to seek recovery from other potentially liable operators as well. The Company may be considered a potentially liable operator for purposes of the Black Lung Act with respect to the black lung liabilities of Patriot at the time of the spin-off.
The Company also has a small number of commercial arrangements with Patriot, and believes its potential exposure under these agreements would not have a material adverse effect on its consolidated results of operations, financial condition or cash flows.
Other
The Company is the lessee under numerous equipment and property leases. It is common in such commercial lease transactions for the Company, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of the Company’s operations. The Company expects that losses with respect to leased property, if any, would be covered by insurance (subject to deductibles). The Company and certain of its subsidiaries have guaranteed other subsidiaries’ performance under various lease obligations. Aside from indemnification of the lessor for the value of the property leased, the Company’s maximum potential obligations under its leases are equal to the respective future minimum lease payments, and the Company assumes that no amounts could be recovered from third parties.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Commitments and Contingencies
Commitments
As of June 30, 2012, purchase commitments for capital expenditures were $722.6 million, all of which is obligated within the next two years with $582.8 million obligated in the next 12 months.
In the second quarter 2012, the Company successfully leased a combined 1.1 billion tons of federal coal reserves adjacent to its North Antelope Rochelle Mine in the Southern Powder River Basin of Wyoming, with a weighted average bid price of approximately $1.10 per mineable ton. The Company will make annual payments of $247.9 million in 2012 through 2016 pursuant to the two associated federal leases, which will expire in 2032 unless there is ongoing production at such time on the subject leases or within an active logical mining unit of which they are part.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Monto Coal Pty Limited, Monto Coal 2 Pty Ltd Limited and Macarthur Coal Limited. In October 2007, a statement of claim was delivered to Monto Coal Pty Ltd, a wholly-owned subsidiary of PEA-PCI, then Macarthur Coal Limited, and Monto Coal 2 Pty Ltd, an equity accounted investee, from the minority interest holders in the Monto Coal Joint Venture, alleging that Monto Coal 2 Pty Ltd breached the Monto Coal Joint Venture Agreement and Monto Coal Pty Ltd breached the Monto Coal Management Agreement. Monto Coal Pty Ltd is the manager of the Monto Coal Joint Venture pursuant to the Management Agreement. Monto Coal 2 Pty Ltd holds a 51% interest in the Monto Coal Joint Venture. The plaintiffs are Sanrus Pty Ltd, Edge Developments Pty Ltd and H&J Enterprises (Qld) Pty Ltd. An additional statement of claim was delivered to PEA-PCI in November 2010 from the same minority interest holders in the Monto Coal Joint Venture, alleging that PEA-PCI induced Monto Coal 2 Pty Ltd and Monto Coal Pty Ltd to breach the Monto Coal Joint Venture Agreement and the Monto Coal Management Agreement, respectively. These actions, which are pending before the Supreme Court of Queensland, Australia, seek damages from the three defendants collectively of no less than $1,193.2 million Australian dollars plus interest and costs. The defendants dispute the claims and are vigorously defending their positions. Based on the Company's evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.
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
Environmental Claims and Litigation
Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a PRP at five national priority list sites based on the Superfund Amendments and Reauthorization Act of 1986. Claims were asserted at 13 additional sites, bringing the total to 18, which have since been reduced to 11 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility relative to other PRPs for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $48.7 million as of June 30, 2012 and $52.5 million as of December 31, 2011, $7.9 million and $11.6 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(17) Segment Information
The Company reports its results of operations primarily through the following reportable segments: “Western U.S. Mining,” “Midwestern U.S. Mining,” “Australian Mining,” “Trading and Brokerage” and “Corporate and Other.” The Company’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. The Company defines Adjusted EBITDA as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense, depreciation, depletion and amortization and amortization of basis difference associated with equity method investments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Revenues:
Australian Mining	$884.9	$857.7	$1,739.0	$1,436.6
Western U.S. Mining	669.0	662.3	1,430.0	1,366.0
Midwestern U.S. Mining	364.0	327.9	729.6	694.9
Trading and Brokerage	75.6	114.1	128.1	198.0
Corporate and Other	4.7	18.5	10.1	28.1
Total	$1,998.2	$1,980.5	$4,036.8	$3,723.6

Adjusted EBITDA:
Australian Mining	$240.4	$396.5	$536.0	$606.1
Western U.S. Mining	165.4	134.1	372.4	313.5
Midwestern U.S. Mining	108.0	82.0	218.3	191.9
Trading and Brokerage	45.4	50.4	73.5	77.2
Corporate and Other	(105.8)	(63.9)	(234.2)	(154.3)
Total	$453.4	$599.1	$966.0	$1,034.4
A reconciliation of Adjusted EBITDA to consolidated income from continuing operations, net of income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Total Adjusted EBITDA	$453.4	$599.1	$966.0	$1,034.4
Depreciation, depletion and amortization	157.3	104.1	302.2	211.8
Amortization of basis difference related to equity affiliates	0.9	—	3.2	—
Asset retirement obligation expense	17.3	15.7	32.5	29.0
Interest expense	106.9	48.9	208.9	99.9
Interest income	(6.5)	(3.5)	(14.6)	(7.6)
Income tax (benefit) provision	(37.8)	126.1	36.2	198.9
Income from continuing operations, net of income taxes	$215.3	$307.8	$397.6	$502.4
(18) Supplemental Guarantor/Non-Guarantor Financial Information
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,088.1	$997.5	$(87.4)	$1,998.2
Costs and expenses
Operating costs and expenses	(93.2)	842.3	818.1	(87.4)	1,479.8
Depreciation, depletion and amortization	—	76.5	80.8	—	157.3
Asset retirement obligation expense	—	12.3	5.0	—	17.3
Selling and administrative expenses	10.8	48.1	3.8	—	62.7
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(3.0)	(0.4)	—	(3.4)
(Income) loss from equity affiliates	(174.5)	1.9	4.7	174.5	6.6
Interest expense	106.9	1.8	110.9	(112.7)	106.9
Interest income	(73.6)	(30.9)	(14.7)	112.7	(6.5)
Unrealized loss (gain) on derivatives	—	101.9	(101.9)	—	—
Income from continuing operations before income taxes	223.6	37.2	91.2	(174.5)	177.5
Income tax provision (benefit)	18.5	52.6	(108.9)	—	(37.8)
Income (loss) from continuing operations, net of income taxes	205.1	(15.4)	200.1	(174.5)	215.3
Loss from discontinued operations, net of income taxes	(0.4)	(2.0)	(5.1)	—	(7.5)
Net income (loss)	204.7	(17.4)	195.0	(174.5)	207.8
Less: Net income attributable to noncontrolling interests	—	—	3.1	—	3.1
Net income (loss) attributable to common stockholders	$204.7	$(17.4)	$191.9	$(174.5)	$204.7
Comprehensive income (loss) attributable to common stockholders	$215.2	$(22.6)	$327.1	$(304.5)	$215.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,275.7	$750.0	$(45.2)	$1,980.5
Costs and expenses
Operating costs and expenses	(107.2)	1,062.1	436.0	(45.2)	1,345.7
Depreciation, depletion and amortization	—	69.3	34.8	—	104.1
Asset retirement obligation expense	—	10.2	5.5	—	15.7
Selling and administrative expenses	8.4	48.5	1.7	—	58.6
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(25.6)	(0.1)	—	(25.7)
(Income) loss from equity affiliates	(251.9)	1.8	1.0	251.9	2.8
Interest expense	50.2	13.7	2.2	(17.2)	48.9
Interest income	(4.4)	(5.3)	(11.0)	17.2	(3.5)
Income from continuing operations before income taxes	304.9	101.0	279.9	(251.9)	433.9
Income tax provision	19.9	20.4	85.8	—	126.1
Income from continuing operations, net of income taxes	285.0	80.6	194.1	(251.9)	307.8
Loss from discontinued operations, net of income taxes	(0.2)	(0.6)	(14.8)	—	(15.6)
Net income	284.8	80.0	179.3	(251.9)	292.2
Less: Net income attributable to noncontrolling interests	—	—	7.4	—	7.4
Net income attributable to common stockholders	$284.8	$80.0	$171.9	$(251.9)	$284.8
Comprehensive income attributable to common stockholders	$358.3	$161.1	$134.7	$(295.8)	$358.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,237.3	$1,916.1	$(116.6)	$4,036.8
Costs and expenses
Operating costs and expenses	(217.6)	1,694.7	1,557.9	(116.6)	2,918.4
Depreciation, depletion and amortization	—	151.2	151.0	—	302.2
Asset retirement obligation expense	—	23.2	9.3	—	32.5
Selling and administrative expenses	20.9	100.0	12.8	—	133.7
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(4.9)	(2.5)	—	(7.4)
(Income) loss from equity affiliates	(290.9)	3.8	25.5	290.9	29.3
Interest expense	210.3	7.1	225.9	(234.4)	208.9
Interest income	(151.4)	(65.8)	(31.8)	234.4	(14.6)
Unrealized loss (gain) on derivatives	—	42.7	(42.7)	—	—
Income from continuing operations before income taxes	428.7	285.3	10.7	(290.9)	433.8
Income tax provision (benefit)	50.9	53.6	(68.3)	—	36.2
Income from continuing operations, net of income taxes	377.8	231.7	79.0	(290.9)	397.6
Loss from discontinued operations, net of income taxes	(0.4)	(2.2)	(8.9)	—	(11.5)
Net income	377.4	229.5	70.1	(290.9)	386.1
Less: Net income attributable to noncontrolling interests	—	—	8.7	—	8.7
Net income attributable to common stockholders	$377.4	$229.5	$61.4	$(290.9)	$377.4
Comprehensive income attributable to common stockholders	$466.6	$256.9	$210.2	$(467.1)	$466.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Income

	Six Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,252.6	$1,645.2	$(174.2)	$3,723.6
Costs and expenses
Operating costs and expenses	(190.0)	1,748.3	1,208.8	(174.2)	2,592.9
Depreciation, depletion and amortization	—	143.5	68.3	—	211.8
Asset retirement obligation expense	—	20.0	9.0	—	29.0
Selling and administrative expenses	16.9	98.5	4.8	—	120.2
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(30.5)	0.8	—	(29.7)
(Income) loss from equity affiliates	(411.8)	3.7	2.1	411.8	5.8
Interest expense	101.3	26.9	5.6	(33.9)	99.9
Interest income	(8.7)	(10.6)	(22.2)	33.9	(7.6)
Income from continuing operations before income taxes	492.3	252.8	368.0	(411.8)	701.3
Income tax provision	30.2	61.6	107.1	—	198.9
Income from continuing operations, net of income taxes	462.1	191.2	260.9	(411.8)	502.4
Loss from discontinued operations, net of income taxes	(0.8)	(0.9)	(29.8)	—	(31.5)
Net income	461.3	190.3	231.1	(411.8)	470.9
Less: Net income attributable to noncontrolling interests	—	—	9.6	—	9.6
Net income attributable to common stockholders	$461.3	$190.3	$221.5	$(411.8)	$461.3
Comprehensive income attributable to common stockholders	$581.8	$216.8	$199.6	$(416.4)	$581.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$86.1	$159.5	$243.6	$—	$489.2
Accounts receivable, net	2.5	86.0	727.7	—	816.2
Inventories	—	285.0	296.7	—	581.7
Assets from coal trading activities, net	—	13.2	67.1	—	80.3
Deferred income taxes	—	74.4	—	(57.0)	17.4
Other current assets	252.3	8.0	329.4	—	589.7
Total current assets	340.9	626.1	1,664.5	(57.0)	2,574.5
Property, plant, equipment and mine development, net	—	5,274.8	7,160.8	—	12,435.6
Investments and other assets	10,622.5	7.2	1,068.3	(10,014.2)	1,683.8
Total assets	$10,963.4	$5,908.1	$9,893.6	$(10,071.2)	$16,693.9

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$75.0	$—	$46.4	$—	$121.4
Payables to (receivables from) affiliates, net	2,140.8	(2,373.5)	232.7	—	—
Liabilities from coal trading activities, net	—	13.8	8.2	—	22.0
Deferred income taxes	10.4	—	46.6	(57.0)	—
Accounts payable and accrued expenses	76.7	805.9	713.9	—	1,596.5
Total current liabilities	2,302.9	(1,553.8)	1,047.8	(57.0)	1,739.9
Long-term debt, less current maturities	6,150.8	6.6	106.6	—	6,264.0
Deferred income taxes	22.9	198.5	234.6	—	456.0
Notes (receivable from) payable to affiliates, net	(3,421.3)	(1,088.7)	4,510.0	—	—
Other noncurrent liabilities	74.3	1,914.5	375.8	—	2,364.6
Total liabilities	5,129.6	(522.9)	6,274.8	(57.0)	10,824.5
Peabody Energy Corporation’s stockholders’ equity	5,833.8	6,431.0	3,583.2	(10,014.2)	5,833.8
Noncontrolling interests	—	—	35.6	—	35.6
Total stockholders’ equity	5,833.8	6,431.0	3,618.8	(10,014.2)	5,869.4
Total liabilities and stockholders’ equity	$10,963.4	$5,908.1	$9,893.6	$(10,071.2)	$16,693.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$283.2	$0.8	$515.1	$—	$799.1
Accounts receivable, net	5.3	100.8	816.4	—	922.5
Inventories	—	220.0	226.3	—	446.3
Assets from coal trading activities, net	—	14.9	29.7	—	44.6
Deferred income taxes	—	48.0	—	(20.7)	27.3
Other current assets	305.1	98.8	362.2	—	766.1
Total current assets	593.6	483.3	1,949.7	(20.7)	3,005.9
Property, plant, equipment and mine development, net	—	4,908.8	6,453.9	—	11,362.7
Investments and other assets	10,300.8	199.7	1,496.1	(9,632.2)	2,364.4
Total assets	$10,894.4	$5,591.8	$9,899.7	$(9,652.9)	$16,733.0

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$62.5	$—	$38.6	$—	$101.1
Payables to (receivables from) affiliates, net	2,417.8	(2,529.1)	111.3	—	—
Liabilities from coal trading activities, net	—	4.2	6.1	—	10.3
Deferred income taxes	11.6	—	9.1	(20.7)	—
Accounts payable and accrued expenses	69.4	868.8	774.1	—	1,712.3
Total current liabilities	2,561.3	(1,656.1)	939.2	(20.7)	1,823.7
Long-term debt, less current maturities	6,428.8	—	127.6	—	6,556.4
Deferred income taxes	76.0	126.3	351.9	—	554.2
Notes (receivable from) payable to affiliates, net	(3,720.0)	(981.5)	4,701.5	—	—
Other noncurrent liabilities	63.2	1,892.6	327.1	—	2,282.9
Total liabilities	5,409.3	(618.7)	6,447.3	(20.7)	11,217.2
Peabody Energy Corporation’s stockholders’ equity	5,485.1	6,210.5	3,421.7	(9,632.2)	5,485.1
Noncontrolling interests	—	—	30.7	—	30.7
Total stockholders’ equity	5,485.1	6,210.5	3,452.4	(9,632.2)	5,515.8
Total liabilities and stockholders’ equity	$10,894.4	$5,591.8	$9,899.7	$(9,652.9)	$16,733.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by continuing operations	$194.6	$186.2	$348.9	$729.7
Net cash (used in) provided by discontinued operations	(1.0)	0.9	(54.1)	(54.2)
Net cash provided by operating activities	193.6	187.1	294.8	675.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(120.0)	(307.6)	(427.6)
Federal coal lease expenditures	—	(89.2)	—	(89.2)
Investment in Prairie State Energy Campus	—	(6.7)	—	(6.7)
Proceeds from disposal of assets	—	12.6	—	12.6
Proceeds from sales and maturities of debt and equity securities	—	—	27.6	27.6
Purchases of debt and equity securities	—	—	(24.3)	(24.3)
Contributions to joint ventures	—	—	(375.6)	(375.6)
Distributions from joint ventures	—	—	384.3	384.3
Repayments of loans from related parties	—	—	618.7	618.7
Advances to related parties	—	—	(627.6)	(627.6)
Other, net	—	(1.6)	—	(1.6)
Net cash used in continuing operations	—	(204.9)	(304.5)	(509.4)
Net cash used in discontinued operations	—	—	(6.5)	(6.5)
Net cash used in investing activities	—	(204.9)	(311.0)	(515.9)
Cash Flows From Financing Activities
Payments of long-term debt	(266.5)	—	(13.5)	(280.0)
Common stock repurchase	(99.9)	—	—	(99.9)
Acquisition of MCG Coal Holdings Pty Ltd noncontrolling interests	—	(49.8)	—	(49.8)
Dividends paid	(46.3)	—	—	(46.3)
Repurchase of employee common stock relinquished for tax withholding	(8.0)	—	—	(8.0)
Excess tax benefits related to share-based compensation	3.7	—	—	3.7
Other, net	4.6	10.8	(4.6)	10.8
Transactions with affiliates, net	21.7	215.5	(237.2)	—
Net cash (used in) provided by financing activities	(390.7)	176.5	(255.3)	(469.5)
Net change in cash and cash equivalents	(197.1)	158.7	(271.5)	(309.9)
Cash and cash equivalents at beginning of period	283.2	0.8	515.1	799.1
Cash and cash equivalents at end of period	$86.1	$159.5	$243.6	$489.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by continuing operations	$43.8	$417.7	$188.0	$649.5
Net cash used in discontinued operations	(1.4)	(1.2)	(31.3)	(33.9)
Net cash provided by operating activities	42.4	416.5	156.7	615.6
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(123.6)	(194.8)	(318.4)
Investment in Prairie State Energy Campus	—	(21.5)	—	(21.5)
Proceeds from disposal of assets	—	9.6	—	9.6
Proceeds from sales and maturities of debt and equity securities	—	—	21.0	21.0
Purchases of debt and equity securities	—	—	(14.6)	(14.6)
Purchases of short-term investments	(75.0)	—	(25.0)	(100.0)
Proceeds from sale of short-term investments	25.0	—	—	25.0
Other, net	—	(4.2)	(0.1)	(4.3)
Net cash used in continuing operations	(50.0)	(139.7)	(213.5)	(403.2)
Net cash used in discontinued operations	—	—	(36.6)	(36.6)
Net cash used in investing activities	(50.0)	(139.7)	(250.1)	(439.8)
Cash Flows From Financing Activities
Payments of long-term debt	(230.6)	—	(7.6)	(238.2)
Proceeds from long-term debt	—	—	1.4	1.4
Dividends paid	(46.8)	—	—	(46.8)
Repurchase of employee common stock relinquished for tax withholding	(15.4)	—	—	(15.4)
Excess tax benefits related to share-based compensation	5.8	—	—	5.8
Other, net	7.4	—	(8.3)	(0.9)
Transactions with affiliates, net	102.7	(281.3)	178.6	—
Net cash (used in) provided by financing activities	(176.9)	(281.3)	164.1	(294.1)
Net change in cash and cash equivalents	(184.5)	(4.5)	70.7	(118.3)
Cash and cash equivalents at beginning of period	903.8	5.2	386.2	1,295.2
Cash and cash equivalents at end of period	$719.3	$0.7	$456.9	$1,176.9

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

•	global supply and demand for coal, including the seaborne thermal and metallurgical coal markets;

•	price volatility, particularly in higher-margin products and in our trading and brokerage businesses;

•	impact of alternative energy sources, including natural gas and renewables;

•	global steel demand and the downstream impact on metallurgical coal prices;

•	impact of weather and natural disasters on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;

•	geologic, equipment, permitting and operational risks related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	integration of Macarthur Coal Limited (PEA-PCI) operations;

•	successful implementation of business strategies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	availability, access to and the related cost of capital and financial markets;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•
legislation, regulations and court decisions or other government actions, including, but not limited to, new environmental and mine safety requirements and changes in income tax regulations, sales-related royalties or other regulatory taxes;

•	litigation, including claims not yet asserted;

•	terrorist attacks or threats;

•	impacts of pandemic illnesses; and

•	other factors, including those discussed in Part II, Item 1. "Legal Proceedings" and Item 1A. "Risk Factors."

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
When used in this filing, the term "ton" refers to short or net tons, equal to 2,000 pounds (907.18 kilograms), while "tonne" refers to metric tons, equal to 2,294.62 pounds (1,000 kilograms).
Overview
We are the world’s largest private sector coal company. We own interests in 30 coal mining operations, including a majority interest in 29 coal mining operations located in the United States (U.S.) and Australia and a 50% equity interest in the Middlemount Mine in Australia. We also own a noncontrolling interest in a mining operation in Venezuela. In addition to our mining operations, we market, broker and trade coal through trading and business offices in China, Australia, the United Kingdom, Germany, Singapore, Indonesia, Mongolia and the U.S.
In 2011, we produced and sold 227.5 million and 250.6 million tons of coal, respectively. During this period, 82% of our total sales (by volume) were to U.S. electricity generators, 15% were to customers outside the U.S. and 3% were to the U.S. industrial sector. Approximately 91% of our prior year worldwide sales (by volume) were under long-term contracts (those with terms in excess of one year).
We conduct business through four principal operating segments: Western U.S. Mining, Midwestern U.S. Mining, Australian Mining and Trading and Brokerage. Our Western U.S. Mining segment consists of our Powder River Basin, Southwest and Colorado operations, while our Midwestern U.S. Mining segment consists of our operations in Illinois and Indiana.
The principal business of the Western and Midwestern U.S. Mining segments is the mining, preparation and sale of thermal coal. In the U.S., we typically supply thermal coal to domestic electric generators and industrial customers for power generation under long-term contracts, with a portion sold into the seaborne export markets.
The business of our Australian Mining segment is the mining of various qualities of low-sulfur, high Btu coal (metallurgical coal), as well as thermal coal. Our Australian Mining operations are primarily export focused with customers spread across several countries, while a portion of our coal is sold to Australian steel producers and power generators. Revenues from individual countries generally vary year by year based on demand for electricity and steel, global economic strength and several other factors, including those specific to each country. Industry commercial practice, and our practice, is to negotiate pricing for metallurgical and seaborne thermal coal contracts on a quarterly and annual basis, respectively. On October 26, 2011, we acquired PEA-PCI, making us the third-largest holder of Australian coal reserves. From the date of acquisition, PEA-PCI’s results from operations have been included in our results and reflected in our Australian Mining segment, except for the activity associated with certain equity affiliates, which is reflected in our Corporate and Other segment.
The principal business of our Trading and Brokerage segment is the marketing and brokering of coal for other producers, both as principal and agent, and the trading of coal, freight and freight-related contracts. The segment also provides transportation-related services in support of our coal trading strategy and conducts hedging activities in support of sales from our mining operations.
Our fifth segment, Corporate and Other, includes mining and export/transportation joint ventures and activities associated with certain energy-related commercial matters, Btu Conversion and the optimization of our coal reserve and real estate holdings.
To maximize our coal assets and land holdings for long-term growth, we are contributing to the development of coal-fueled generation, pursuing Btu conversion projects that would convert coal to natural gas (CTG) or transportation fuels (CTL) and advancing clean coal technologies, including carbon capture and storage (CCS).

Results of Operations
Non-U.S. GAAP Financial Measures
The following discussion of our results of operations includes references to and analysis of Adjusted EBITDA, a financial measure not recognized in accordance with U.S. generally accepted accounting principles (GAAP). This financial measure is not intended as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. We define Adjusted EBITDA as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense, depreciation, depletion and amortization and amortization of basis difference associated with equity method investments. Adjusted EBITDA is used by management to measure our segments’ operating performance and management believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Adjusted EBITDA is reconciled to its most comparable measure under U.S. GAAP in Note 17 to our unaudited condensed consolidated financial statements.
Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011
Summary
U.S. coal markets experienced downturns in both consumption and production through the first and second quarter of 2012, with declines in U.S. coal-fueled generation driven by mild winter and spring weather, softening economic activity and coal-to-gas switching due to low natural gas prices, partially offset by the benefit of above-average summer temperatures and seasonal stockpile drawdowns in June. With several coal miners initiating production cuts and idling operations throughout the the first half of 2012 in order to stabilize near-term supply-demand fundamentals, the U.S. Energy Information Administration (EIA) reported total U.S. production decreased from the prior year through June on a quarter-to-date and year-to-date basis by approximately 10% and 6%, respectively. As a result of the contraction in demand, we are targeting 2012 U.S. sales volumes of 185 to 195 million tons, a projected decline of approximately 4% to 9% from 2011 volumes.
Global coal markets displayed relative strength in demand during the six months ended June 30, 2012 compared to the softness in U.S. coal markets. China's electricity generation rose approximately 6% from January through June 2012 as compared to the same period in 2011 according to the China National Energy Administration. India's coal-fueled electricity generation increased 11% from January through June 2012 compared to the corresponding prior year period according to the India Central Electricity Authority. Japan increased its thermal coal imports due to reduced nuclear generation. Steel production in the major Asian economies maintained its trend of year-over-year growth from January through June 2012, though at a more modest rate than those observed during the same period in 2011 according to data recently published by the World Steel Association (WSA) as growth in China's gross domestic product slowed through the first and second quarters of 2012. On a worldwide basis, steel production for the six months ended June 30, 2012 increased by less than 1% compared to the corresponding prior year period, with the foregoing growth in Asia offset by reduced production from Europe. This flat growth in steel production and an increase in thermal coal exports from the U.S., Indonesia and Colombia during the six months ended June 30, 2012 compared to 2011 put downward pressure on seaborne coal prices, resulting in respective decreases of 36% and 12% in second quarter 2012 benchmark metallurgical and thermal coal prices compared with the year-ago quarter.
Revenues increased during both the three and six months ended June 30, 2012 compared to the prior year (three months, $17.7 million; six months, $313.2 million), led by contributions from our mines acquired as part of the PEA-PCI acquisition, higher average realized pricing in the U.S. and increased volumes from Australian mine expansions, partially offset by lower U.S. sales volumes and lower pricing realized on our Australian metallurgical and seaborne thermal coal sales during the second quarter.
Segment Adjusted EBITDA decreased $103.8 million compared to the the prior year during the three months ended June 30, 2012, while slightly increasing $11.5 million over the prior year for the six months then ended. Higher revenues, as discussed above, were offset by cost increases resulting from production challenges and costs at our contractor-operated mines, unfavorable geology and product mix.

Income from continuing operations, net of income taxes, decreased in both the three and six months ended June 30, 2012 compared to the prior year (three months, $92.5 million; six months, $104.8 million), driven by increases in interest expense and depreciation, depletion and amortization resulting from the PEA-PCI acquisition along with lower Corporate and Other Adjusted EBITDA, partially offset by reduced income tax expense.
At June 30, 2012, our available liquidity was $1.9 billion, as discussed further in “Liquidity and Capital Resources.”
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2012	2011	Tons	%	2012	2011	Tons	%
	(Tons in millions)				(Tons in millions)
Australian Mining	8.2	6.5	1.7	26.2%	14.8	12.1	2.7	22.3%
Western U.S. Mining	37.0	39.7	(2.7)	(6.8)%	80.4	83.5	(3.1)	(3.7)%
Midwestern U.S. Mining	7.0	6.9	0.1	1.4%	14.0	14.5	(0.5)	(3.4)%
Trading and Brokerage	5.2	4.7	0.5	10.6%	9.9	8.9	1.0	11.2%
Total tons sold	57.4	57.8	(0.4)	(0.7)%	119.1	119.0	0.1	0.1%
  Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Revenues		June 30,		to Revenues
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$884.9	$857.7	$27.2	3.2%	$1,739.0	$1,436.6	$302.4	21.0%
Western U.S. Mining	669.0	662.3	6.7	1.0%	1,430.0	1,366.0	64.0	4.7%
Midwestern U.S. Mining	364.0	327.9	36.1	11.0%	729.6	694.9	34.7	5.0%
Trading and Brokerage	75.6	114.1	(38.5)	(33.7)%	128.1	198.0	(69.9)	(35.3)%
Corporate and Other	4.7	18.5	(13.8)	(74.6)%	10.1	28.1	(18.0)	(64.1)%
Total revenues	$1,998.2	$1,980.5	$17.7	0.9%	$4,036.8	$3,723.6	$313.2	8.4%
The increase in our Australian Mining segment revenues for the three and six months ended June 30, 2012 compared to the prior year was largely driven by the impact of additional volumes (three months, $153.4 million; six months, $317.3 million) due largely to contributions from mines acquired as part of the PEA-PCI acquisition (three months, $155.1 million; six months, $300.3 million). Our sales volumes further benefited from a net production increase from mines owned prior to the PEA-PCI acquisition (three months, 9.2%; six months, 5.8%) due to mine expansions at Wilpinjong and Millennium and the absence of longwall downtimes experienced in the prior year, partially offset by production challenges from certain contractor-operated mines and adverse geologic conditions. The improvement in sales volumes were tempered by a lower weighted average sales price (three months, $126.2 million; six months, $14.9 million) resulting from lower metallurgical and thermal coal settlement pricing during the second quarter and a change in mix. Metallurgical coal sales totaled 3.6 million and 2.3 million tons for the three months ended June 30, 2012 and 2011, respectively, and 6.5 million and 4.4 million tons for the six months ended June 30, 2012 and 2011, respectively.

Western U.S. Mining segment revenues increased for the three and six months ended June 30, 2012 compared to the prior year resulting from the benefit of higher contract pricing (three months, $36.3 million; six months, $92.0 million). The benefit from higher pricing was partially offset by the unfavorable net impact of volumes and sales mix (three months, $29.6 million; six months, $28.0 million). Current year volumes were adversely impacted by coal-to-gas switching, mild winter and spring weather and weak economic growth.
In our Midwestern U.S. Mining segment, revenues increased for the three and six months ended June 30, 2012 compared to the prior year resulting from the benefit of higher contract pricing (three months, $20.5 million; six months, $43.9 million). The impact of volume and mix was favorable during the second quarter ($15.6 million) and unfavorable on a year-to-date basis ($9.2 million), with declines in customer demand in the second quarter offset by production and transportation delays impacting the segment in the prior year quarter.
Trading and Brokerage revenues for the three and six months ended June 30, 2012 were lower compared to the prior year due to the expiration of certain physical delivery contracts.
Revenues in our Corporate and Other segment declined compared to the prior year as a result of the receipt of a $14.6 million completion fee associated with Prairie State received in the second quarter 2011.
Segment Adjusted EBITDA
The following table presents segment Adjusted EBITDA by operating segment:

			Increase (Decrease)				Increase (Decrease)
	Three Months Ended		to Segment Adjusted		Six Months Ended		to Segment Adjusted
	June 30,		EBITDA		June 30,		EBITDA
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$240.4	$396.5	$(156.1)	(39.4)%	$536.0	$606.1	$(70.1)	(11.6)%
Western U.S. Mining	165.4	134.1	31.3	23.3%	372.4	313.5	58.9	18.8%
Midwestern U.S. Mining	108.0	82.0	26.0	31.7%	218.3	191.9	26.4	13.8%
Trading and Brokerage	45.4	50.4	(5.0)	(9.9)%	73.5	77.2	(3.7)	(4.8)%
Segment Adjusted EBITDA	$559.2	$663.0	$(103.8)	(15.7)%	$1,200.2	$1,188.7	$11.5	1.0%
Australian Mining operations’ Adjusted EBITDA decreased for the three and six months ended June 30, 2012 compared to the prior year largely due to lower contract settlement pricing discussed above (three months, $139.9 million; six months, $23.6 million). Our results were further impacted by production challenges and higher costs at our contractor-operated sites (three months, $14.6 million; six months, $50.4 million), the movement into higher cost sections of certain mines (three months, $5.2 million; six months, $49.1 million), year-over-year inflationary cost escalations for labor, materials and services (three months, $18.1 million; six months, $33.4 million) and overburden remediation costs at our PEA-PCI operating sites. These impacts were partially offset by higher production volumes from our legacy Australian platform (three months, $13.0 million; six months, $22.5 million) and improved longwall performance (three months, $7.8 million; six months, $27.0 million).
Western U.S. Mining operations’ Adjusted EBITDA increased for the three and six months ended June 30, 2012 compared to the prior year due to higher contract pricing as discussed above (three months, $36.3 million; six months, $92.0 million), higher costs associated with certain geologic issues encountered at our Twentymile Mine in the first half of 2011 ($34.0 million) and a provision for settlement costs recorded in the second quarter of 2011 relating to litigation between us and the Navajo Nation ($24.5 million), partially offset by weaker demand (three months, $33.5 million; six months, $42.9 million), cost escalations for and usage of labor and materials and services (three months, $9.9 million; six months, $23.1 million), higher spend associated with planned longwall moves (three months, $12.0 million; six months, $8.9 million) and higher sales-related freight costs (three months, $1.7 million; six months, $21.2 million).

Midwestern U.S. Mining operations’ Adjusted EBITDA increased for the three and six months ended June 30, 2012 compared to the prior year, driven primarily by higher contract pricing (three months, $20.5 million; six months, $43.9 million) and disruption to production and transportation due to Midwest flooding in the prior year (three months, $7.9 million; six months, $8.8 million). These benefits were partially offset by higher costs associated with overburden removal during the first half of 2012 (three months, $8.9 million; six months, $15.4 million).
Trading and Brokerage Adjusted EBITDA for the three and six months ended June 30, 2012 was largely in line with the prior year, with modest declines attributed to the timing of shipment realizations.
Income From Continuing Operations Before Income Taxes
The following table presents income from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)
Segment Adjusted EBITDA	$559.2	$663.0	$(103.8)	(15.7)%	$1,200.2	$1,188.7	$11.5	1.0%
Corporate and Other Adjusted EBITDA (1)	(105.8)	(63.9)	(41.9)	(65.6)%	(234.2)	(154.3)	(79.9)	(51.8)%
Depreciation, depletion and amortization	(157.3)	(104.1)	(53.2)	(51.1)%	(302.2)	(211.8)	(90.4)	(42.7)%
Asset retirement obligation expense	(17.3)	(15.7)	(1.6)	(10.2)%	(32.5)	(29.0)	(3.5)	(12.1)%
Amortization of basis difference related to equity affiliates	(0.9)	—	(0.9)	(100.0)%	(3.2)	—	(3.2)	(100.0)%
Interest expense	(106.9)	(48.9)	(58.0)	(118.6)%	(208.9)	(99.9)	(109.0)	(109.1)%
Interest income	6.5	3.5	3.0	85.7%	14.6	7.6	7.0	92.1%
Income from continuing operations before income taxes	$177.5	$433.9	$(256.4)	(59.1)%	$433.8	$701.3	$(267.5)	(38.1)%

(1)
Corporate and Other Adjusted EBITDA includes selling and administrative expenses, equity income (losses) from our joint ventures, gains (losses) on certain asset sales, resource management costs and revenues, coal royalty expense, costs associated with past mining activities, expenses related to our other commercial activities, such as generation development and Btu Conversion, and provisions for certain litigation.

Income from continuing operations before income taxes for the three and six months ended June 30, 2012 decreased compared to the prior year. In addition to the changes in Segment Adjusted EBITDA discussed above, our results were negatively affected by lower Corporate and Other Adjusted EBITDA, increased depreciation, depletion and amortization and higher interest expense.
Corporate and Other Adjusted EBITDA for the three and six months ended June 30, 2012 declined compared to the prior year (three months, $41.9 million; six months, $79.9 million) as a result of:

•
Decreased net gains on disposal or exchange of assets ($22.3 million for both periods) predominantly attributable to a non-cash exchange of coal reserves in Kentucky and coal reserves and surface lands in Illinois for coal reserves in West Virginia for which we recognized a gain of $23.5 million in the second quarter of the prior year;

•	A gain of $14.6 million recognized in June 2011 associated with a project development fee related to our involvement in Prairie State;

•
Losses in 2012 associated with our 50% equity interest in the Middlemount Mine (three months, $3.7 million; six months, $22.2 million) acquired in connection with the PEA-PCI acquisition as its operations continue to ramp up; and

•
Higher current year selling and administrative expenses in both periods (three months, $4.1 million; six months, $13.5 million) in support of our continued international expansion and other growth initiatives.

Depreciation, depletion and amortization expense for the three and six months ended June 30, 2012 increased compared to the prior year (three months, $53.2 million; six months, $90.4 million) due to expenses associated with mines acquired as part of the PEA-PCI acquisition and higher production at our other Australian mines.
Interest expense for the three and six months ended June 30, 2012 was higher compared to the prior year (three months, $58.0 million; six months, $109.0 million), primarily due to additional debt incurred in connection with financing the PEA-PCI acquisition.
Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations before income taxes	$177.5	$433.9	$(256.4)	(59.1)%	$433.8	$701.3	$(267.5)	(38.1)%
Income tax (benefit) provision	(37.8)	126.1	163.9	(130.0)%	36.2	198.9	162.7	(81.8)%
Income from continuing operations, net of income taxes	215.3	307.8	(92.5)	(30.1)%	397.6	502.4	(104.8)	(20.9)%
Loss from discontinued operations, net of income taxes	(7.5)	(15.6)	8.1	51.9%	(11.5)	(31.5)	20.0	63.5%
Net income	207.8	292.2	(84.4)	(28.9)%	386.1	470.9	(84.8)	(18.0)%
Less: Net income attributable to noncontrolling interests	3.1	7.4	4.3	(58.1)%	8.7	9.6	0.9	(9.4)%
Net income attributable to common stockholders	$204.7	$284.8	$(80.1)	(28.1)%	$377.4	$461.3	$(83.9)	(18.2)%
Net income attributable to common stockholders for the three and six months ended June 30, 2012 decreased compared to the prior year (three months, $80.1 million; six months, $83.9 million), predominantly due to the decline in income from continuing operations before income taxes discussed above, partially offset by the benefit of an improvement in our effective tax rate and results from discontinued operations.
Our earnings for the three and six months ended June 30, 2012 were positively impacted from an improvement in our income tax provision (benefit) compared to the prior year (three months, $163.9 million; six months, $162.7 million), primarily resulting from the following:

•	The impact of lower current year income from continuing operations before income taxes (three months, $89.8 million; six months, $93.6 million);

•
The recognition of a net tax benefit of $59.7 million in the second quarter 2012 due to an acquisition restructuring enabling certain PEA-PCI tax entities to join our Australian consolidated tax group, comprised of a $14.6 million reduction in deferred tax liabilities and a $45.1 million net reduction in valuation allowances on certain deferred tax assets and net operating losses due to the required tax basis reset of PEA-PCI assets; and

•
A favorable impact from the remeasurement of non-U.S. tax accounts as a result of current year weakening of the Australian dollar compared with strengthening in the prior year (three months, $29.2 million; six months, $26.7 million).

Loss from discontinued operations, net of income taxes for the three and six months ended June 30, 2012 improved compared to the prior year (three months, $8.1 million; six months, $20.0 million) as prior year operations at the Wilkie Creek Mine, which is classified as held for sale, were adversely impacted by flooding.
Other
The fair value of our coal trading positions, before the application of margin, designated as cash flow hedges of future sales changed from a net asset of $22.4 million at December 31, 2011 to $231.7 million at June 30, 2012, due to favorable market price movements on our positions.
Outlook
Our near-term outlook is intended to address the next 12 to 24 months, with any subsequent periods addressed in our long-term outlook.
Near-Term Outlook
Near-term markets reflect a challenging environment due to declining global thermal coal prices and low U.S. natural gas prices, which have recently begun to increase. Supply-demand fundamentals in the Asia-Pacific region show relative strength compared to the continued softness in U.S. coal markets. Overall, the International Monetary Fund (IMF) estimates that the global growth, as measured by gross domestic product (GDP), has slowed compared to the prior year.
According to China Customs, China's net coal imports from January through June totaled 134 million tonnes, a 78% increase over the prior year. China electricity generation is up 6% from January through June 2012 over the corresponding prior year period according to the China National Energy Administration. According to the India Central Electricity Authority, year-over-year Indian coal generation has increased 11% from January through June, and coal import growth is expected to continue in 2012 led by rising thermal coal demand. Japan is increasing thermal coal imports due to high seaborne natural gas prices and reduced nuclear generation. European coal-fueled generation is up 12% from January through June compared to 2011. Steel production in China increased approximately 2% during the first half of 2012 compared with 2011, reflecting a continued trend of year-over-year growth, though at a reduced rate from that observed during the same period in 2011. Year-over-year steel production grew by less than 1% on a worldwide basis during the first half of 2012, with growth in Asia offset by reduced production from Europe.
In its July 2012 World Economic Outlook Update, the IMF estimates global economic activity, as measured by GDP, will grow 3.5% in 2012 and 3.9% in 2013, led by China and India. China's GDP is projected to grow 8.0% and 8.5% in 2012 and 2013, respectively. India, the world's second fastest growing economy, is projected to grow 6.1% and 6.5% in 2012 and 2013, respectively.
According to the WSA April 2012 Short Range Outlook, global steel use is expected to increase 3.6% in 2012, with China expected to grow its steel use by 4.0%.
Metallurgical coal prices for high quality hard coking coal and low volatile pulverized coal injections settled at approximately $225 and $160 per tonne, respectively, for quarterly contracts commencing July 2012. We are settling new third quarter 2012 metallurgical coal shipments largely in line with these recent settlements, with the remainder of 2012 metallurgical coal production unpriced. We expect near-term macroeconomic movements to dictate quarterly pricing for the remainder of 2012 and we are targeting total 2012 metallurgical coal sales of approximately 13 to 14 million tons.
Softness in international demand for seaborne thermal coal originating from Newcastle, Australia led April 2012 annual contract settlement prices to decrease from the prior year level of $130 per tonne to $115 per tonne. As of July 24, 2012, we had less than 10% of 2012 Australia seaborne thermal coal volumes available for pricing later in the year and we are targeting 2012 Australian thermal exports of 11 to 12 million tons. Total Australia production for 2012 is targeted at 31 to 34 million tons.

In the U.S., the EIA in its July 2012 Short-Term Energy Outlook projects 2012 U.S. electricity generation from coal to decline by approximately 14% while electricity generation from natural gas is expected to increase by approximately 21% compared to 2011. The EIA projects the price of natural gas to increase in 2013 compared to 2012 by 25% to an average of $3.22 per MMBtu, with coal prices projected to decrease slightly over the same period. The EIA also projects electricity generation from coal is projected to be flat in 2013 compared to estimates for 2012.
We are continuing to negotiate with select U.S. customers regarding reduced shipments and have incorporated the associated impact into our planned U.S. production levels. We continue to target our 2012 U.S. volumes at 185 to 195 million tons with those volumes fully committed and priced. As of July 24, 2012, we had 25% to 30% of planned U.S. production unpriced for 2013.
We continue to manage costs and operating performance in an effort to mitigate external cost pressures, geologic issues and potential shipping delays resulting from adverse port and rail performance. We may have higher per ton costs as a result of suboptimal production levels due to market-driven changes in demand. We may also encounter poor geologic conditions, lower third-party contract miner or brokerage performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Reductions in the relative cost of other fuels, including natural gas, could impact the use of coal for electricity generation. See Cautionary Notice Regarding Forward-Looking Statements and Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 for additional considerations regarding our outlook.
Dodd-Frank Act - Derivatives Regulation. On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted, which among other things, requires the Commodity Futures Trading Commission (CFTC) and the SEC to adopt new comprehensive regulations related to financial derivative transactions. Though the CFTC and SEC have finalized many definitions and ruling makings, they have yet to complete their efforts in this area and the full impact of the new regulatory regime is not yet known. We expect that the Dodd-Frank Act will primarily impact us through an increase in compliance and transaction costs associated with our corporate hedging and Trading and Brokerage activities. The legislation is not expected to have an impact on the trading strategies utilized to hedge or mitigate risk related to asset production and commercial activities.
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
Minerals Resource Rent Tax. On March 29, 2012, Australia passed legislation creating a minerals resource rent tax (the MRRT) effective from July 1, 2012. The MRRT is a profits-based tax of our existing and future coal projects at an effective tax rate of 22.5%. Under the MRRT, taxpayers are able to elect a market value asset starting base for existing projects which allows for the fair market value of the tenements to be deducted over the life of the mine as an allowance against MRRT. The market value allowance, and ultimately any future benefit, is subject to numerous uncertainties including review and approval by the Australian Tax Office, realization only after other MRRT allowances provided under the law, and estimates of long-term pricing and cost data necessary to estimate the future benefit and any MRRT liability. We evaluated the provisions of the new tax and assessed recoverability of deferred tax assets and the valuation of liabilities associated with the implementation of the MRRT and, as of June 30, 2012, we believe there is no net deferred tax asset related to the market value starting base.

Carbon Pricing Framework. The Australian government's carbon pricing framework commenced on July 1, 2012. The carbon price will initially be $23.00 Australian dollars per tonne of carbon dioxide equivalent emissions, escalated by 2.5% per year for inflation over a three year period. After June 30, 2015, the carbon price mechanism will transition to an emissions trading scheme. We believe that all of our Australian operations will be impacted by the fugitive emissions portion of the framework (defined as the methane and carbon dioxide which escapes into the atmosphere when coal is mined and gas is produced), which we estimate will initially average $2.00 Australian dollars per tonne of coal produced annually. Actual results will depend upon the volume of tons produced at each of our Australian mining locations, as the impact per tonne at our surface mines will generally be less than the impact per tonne at our underground mines. In addition, our Australian mines will be impacted by the phased reduction of the government's diesel fuel rebate to capture emissions from fuel combustion. Our North Goonyella, Wambo and Metropolitan mines have applied for a portion of the government's approximately $1.3 billion Australian dollars of transition benefits that would provide assistance based on historical emissions intensity data to the most emissions-intensive coal mines over a six-year period. Those sites received payments totaling $22.5 million in June related to this program. We also may be eligible for a portion of the government's $70 million Australian dollars Coal Mining Abatement Technology Support Package over five years to support the development and deployment of technologies to reduce fugitive emissions from coal mines.
Cross-State Air Pollution Rule (CSAPR). On July 6, 2011, the U.S. Environmental Protection Agency (EPA) finalized CSAPR, which requires 28 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. The CSAPR is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and on December 30, 2011, the U.S. Court of Appeals for the District of Columbia stayed CSAPR and advised that the EPA is expected to continue administering the Clean Air Interstate Rule (CAIR) until the pending challenges are resolved. Expedited briefing on the merits of the challenge is underway. We continue to evaluate the possible scenarios associated with the CSAPR and the impact it may have on our business and our results of operations, financial condition or cash flows.
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
Mercury and Air Toxics Standards. On July 20, 2012, the EPA announced that it is reviewing technical information that is focused on pollution limits for new power plants under the Mercury and Air Toxics Standards (MATS), based on new information provided by industry stakeholders after the rule was finalized.  The EPA stated that it is reviewing this information to provide greater certainty for five planned future facilities, in Georgia, Kansas, Texas and Utah, that would be covered by the standards.  MATS, which was adopted by the EPA in December 2011, imposes maximum achievable control technology emission limits on hazardous air emissions from new and existing coal- and oil-fired electric generating plants, as well as revised new source performance standards for nitrogen oxides, sulfur dioxides and particulate matter from such plants.

Long-Term Outlook
Our long-term global outlook remains positive. According to the BP Statistical Review of World Energy 2012, coal has been the fastest growing major fuel in the world for the past decade. The International Energy Agency (IEA) estimates in its World Energy Outlook 2011, current policies scenario, that worldwide primary energy demand will grow 51% between 2009 and 2035. Demand for coal during this time period is projected to rise 65%, and the growth in global electricity generation from coal is expected to be greater than the growth in oil, natural gas, nuclear, hydro, biomass, geothermal and solar combined. China and India are expected to account for more than 75% of the coal-based primary energy demand growth projected from 2009 to 2035.

Under the current policies scenario, the IEA expects coal to retain its strong presence as a fuel for the power sector worldwide. Coal's share of the power generation mix was 47% in 2009. By 2035, the IEA estimates coal's fuel share of power generation to be 49% as it continues to have the largest share of worldwide electric power production. In the U.S., coal remains a significant fuel for electricity generation, but its share is expected to decline through 2035 due to competition from natural gas and renewables according to the EIA's 2012 Annual Energy Outlook. According to the EIA, overall U.S. coal consumption is expected to decline through 2015 before beginning a slight steady increase through 2035.
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
We continue to support clean coal technology development toward the ultimate goal of near-zero emissions and we are pursuing multiple projects and partnerships in the U.S., China and Australia. Clean coal technology development in the U.S. has funding earmarked under the American Recovery and Reinvestment Act of 2009. In addition, the Interagency Task Force on Carbon Capture and Storage was formed to develop a comprehensive and coordinated federal strategy surrounding the commercial development of commercial carbon capture and storage projects. Our work in new or recently commercialized technologies could expose us to unanticipated risks, evolving legislation and uncertainty regarding the extent of future government support and funding.
Our long-term plans also include advancing projects to expand our presence in the Asia-Pacific region, some of which include sourcing coal to be sold through our Trading and Brokerage segment and partnerships to utilize our mining experience for joint mine development, such as projects we are exploring in Xinjiang, China and Tavan Tolgoi in the South Gobi region of Mongolia.
Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. The potential financial impact on us of future laws or regulations will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws or regulations, the time periods over which those laws or regulations would be phased in, the state of commercial development and deployment of CCS technologies and the alternative markets for coal. In view of the significant uncertainty surrounding each of these factors, it is not possible for us to reasonably predict the impact that any such laws or regulations may have on our results of operations, financial condition or cash flows.
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

Available liquidity as of June 30, 2012 was $1.9 billion, which included cash and cash equivalents of $0.5 billion and $1.4 billion available for borrowing under the Revolver, net of outstanding letters of credit of $143.8 million. There was no unutilized capacity under our accounts receivable securitization program as of the balance sheet date. As of June 30, 2012, approximately $253 million of our cash was held in the U.S. with approximately $236 million held by foreign subsidiaries. Nearly all cash held by our foreign subsidiaries is denominated in U.S. dollars and is subject to additional U.S. income taxes if repatriated. Cash held in Australia is expected to be used to fund, in part, our organic growth and development projects, sustaining capital expenditures and existing operations in Australia.
We assumed PEA-PCI's three year $330.0 million Australian dollar Corporate Funding Facility (PEA-PCI Corporate Funding Facility) as part of the acquisition in late 2011, which has a maturity date of November 30, 2013. As of June 30, 2012, we did not have the capability to obtain any borrowings under the PEA-PCI Corporate Funding Facility, which we are in the process of terminating. We anticipate finalizing the termination of the PEA-PCI Corporate Funding Facility in the second half of 2012.
We expect that our available liquidity and cash flows from operations will be sufficient to meet our anticipated capital requirements during the next 12 months and for the foreseeable future. In addition to the above, alternative sources of liquidity include our ability to offer and sell securities under our shelf registration statement on file with the SEC.
Capital Requirements
Our primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs (interest and principal), lease obligations, take or pay obligations and costs associated with past mining obligations. When in compliance with the financial covenants and customary default provisions of our Credit Facility and 2011 Term Loan Facility, we are not restricted in our ability to pay dividends or repurchase capital stock with proceeds received from the concurrent issue of capital stock or indebtedness permitted under the Credit Facility and 2011 Term Loan Facility. We generally fund our capital expenditure requirements with cash generated from operations.
Capital Expenditures. Capital expenditures for 2012 are anticipated to be $1.0 to $1.2 billion, which represents a reduction from the range of $1.2 to $1.4 billion previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, based on the current macroeconomic environment. Approximately $600 to $700 million is earmarked for growth projects that encompass future mine development, as well as the expansion, extension and technology modernization of certain existing mines, with much of the remaining allocated to sustaining capital expenditures for existing operations. Approximately 80% of our growth and expansion capital is targeted for various Australian projects focused on additional production volumes of seaborne metallurgical and thermal coal, with the remainder in the U.S. Our 2012 capital expenditures have and will include spending associated with the conversion of our Wilpinjong and Millennium mines in Australia from contract mining to owner operations. We evaluate our capital project portfolio on an ongoing basis and believe we have the appropriate flexibility to adjust our growth capital spending as required based on any material changes in our liquidity position.

Total Indebtedness. Our total indebtedness as of June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Term Loan	$456.3	$468.8
2011 Term Loan Facility	987.5	1,000.0
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,600.0
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,500.0
7.875% Senior Notes due November 2026	247.3	247.3
Convertible Junior Subordinated Debentures due December 2066	376.3	375.2
Capital lease obligations	116.5	122.8
Other	43.1	43.4
Total Debt	$6,385.4	$6,657.5
Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants. As of June 30, 2012, we were in compliance with all such covenants.
During the second quarter, we repurchased $81.2 million and $160.4 million in aggregate principal amount of our 6.00% and 6.25% Senior Notes due 2018 and 2021, respectively, with existing cash on hand. These repurchases reflect our current focus on balancing our capital structure through deleveraging. We recognized a net loss of $2.8 million associated with these repurchases, which was comprised of $3.4 million of expense related to the write-off of deferred financing costs and a gain of $0.6 million as the repurchases were made below par value. The loss is classified in "Interest expense" in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2012.
Share Repurchases. During the second quarter 2012, we utilized existing cash on hand to repurchase 4.2 million shares of our outstanding common stock for $99.9 million pursuant to the authority of our Chairman and Chief Executive Officer, substantially exhausting the associated authorization limit. As of June 30, 2012, remaining capacity under our publicly-announced share repurchase program authorized by our Board of Directors was $700.4 million.
Margin. As part of our trading and brokerage activities, we may be eligible to receive or required to post margin with an exchange or one of our counterparties. The amount and timing of margin received or posted can vary with the volume of trades and market price volatility. Total net margin held at June 30, 2012 and December 31, 2011 was $181.4 million and $18.1 million, respectively. For the six months ended June 30, 2012, net cash inflows for margin were $163.3 million. For the six months ended June 30, 2011, net cash outflows for margin were $9.0 million.
There were no other material changes to our capital resources or capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
Contractual Obligations
In the second quarter 2012, we successfully leased a combined 1.1 billion tons of federal coal reserves adjacent to our North Antelope Rochelle Mine in the Southern Powder River Basin of Wyoming, with a weighted average bid price of approximately $1.10 per mineable ton. We will make annual payments of $247.9 million in 2012 through 2016 pursuant to the two associated federal leases, which will expire in 2032 unless there is ongoing production at such time on the subject leases or within an active logical mining unit of which they are part.
There were no other material changes to our contractual obligations from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Historical Cash Flows

	Six Months Ended		Increase (Decrease)
	June 30,		To Cash Flow
	2012	2011	$	%
	(Dollars in millions)
Net cash provided by operating activities	$675.5	$615.6	$59.9	9.7%
Net cash used in investing activities	(515.9)	(439.8)	(76.1)	(17.3)%
Net cash used in financing activities	(469.5)	(294.1)	(175.4)	(59.6)%
Operating Activities. The increase from the prior year was driven by the following:

•	Strong accounts receivable collection in the current year combined with an increased utilization of our accounts receivable securitization program compared with the prior period; and

•	Higher current year cash inflows from our Trading and Brokerage activities, primarily due to an increase in the amount of net margin held; partially offset by

•	Lower Adjusted EBITDA; and

•	Higher inventory builds corresponding with the impact of the macroeconomic environment on global demand.
Investing Activities. The increase in net cash used in investing activities compared with the prior year was due to:

•	Higher current year capital spending of $109.2 million, much of which is associated with our organic growth and development projects in Australia; and

•	Higher federal coal lease expenditures associated with our Western U.S. Mining operations of $89.2 million; partially offset by

•	Prior year purchases of short-term investments of $100.0 million; and

•	Lower spending of $14.8 million in connection with our involvement in Prairie State as construction nears completion and commercial operations commence.
Financing Activities. Cash used in financing activities increased over the prior year, largely driven by:

•	Current year common stock repurchases of $99.9 million;

•
Higher payments on long-term debt of $41.8 million as a result of an increase in debt repurchases over the prior year period, as well as higher overall debt levels associated with the PEA-PCI acquisition; and

•	Payments of $49.8 million made in the current period associated with our acquisition of the remaining noncontrolling interest in MCG Coal Holdings Pty Ltd.
Off-Balance Sheet Risks
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications, financial instruments with off-balance sheet risk, such as bank letters of credit, bank guarantees and surety bonds and our accounts receivable securitization program. Assets and liabilities related to these arrangements are not reflected in our condensed consolidated balance sheets and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

Accounts Receivable Securitization. We have an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through a wholly-owned, bankruptcy-remote subsidiary (Seller). At June 30, 2012, we had no remaining capacity available under our securitization program. Under the securitization program, we contribute, on a revolving basis, trade receivables of most of our U.S. subsidiaries to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). After the sale, we, as servicer of the assets, collect the receivables on behalf of the Conduits for a nominal servicing fee. We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under the Revolver portion of our Credit Facility, effectively managing our overall borrowing costs and providing an additional source for working capital. The securitization program extends to May 2013, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the six months ended June 30, 2012, we received total consideration of $2,157.6 million related to accounts receivable sold under the securitization program, including $1,299.8 million of cash up front from the sale of the receivables, an additional $525.7 million of cash upon the collection of the underlying receivables and $332.1 million that had not been collected at June 30, 2012 and was recorded at fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $182.0 million and $150.0 million at June 30, 2012 and December 31, 2011, respectively.
Securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as operating activity because cash received from the Conduits upon the sale of receivables, as well as cash received from the Conduits upon the ultimate collection of receivables, are not subject to significantly different risks given the short-term nature of our trade receivables. We recorded expense associated with securitization transactions of $0.4 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2012 and 2011.
Patriot Bankruptcy. On October 31, 2007, we spun-off companies that constituted portions of our former Eastern U.S. Mining operations business segment to form Patriot Coal Corporation (Patriot). The spin-off included eight company-operated mines, two majority-owned joint venture mines, and numerous contractor-operated mines serviced by eight coal preparation facilities along with 1.2 billion tons of proven and probable coal reserves. On July 9, 2012, Patriot and certain of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York.
We believe that our only material exposure to the bankruptcy of Patriot relates to up to $150 million in possible federal and state black lung occupational disease liabilities. As Patriot noted in its Annual Report on Form 10-K/A for the year ended December 31, 2011, it has posted $15 million in collateral with the U.S. Department of Labor (DOL) in exchange for the right to self-insure its liabilities under the Federal Coal Mine Health and Safety Act of 1969 (Black Lung Act). If Patriot is unable to meet its black lung liability obligations, we believe that the DOL will first look to this collateral for payment. The Black Lung Act allows the DOL to seek recovery from other potentially liable operators as well. We may be considered a potentially liable operator for purposes of the Black Lung Act with respect to the black lung liabilities of Patriot at the time of the spin-off.
We also have a small number of commercial arrangements with Patriot, and believe that our potential exposure under these agreements would not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
Other Off-Balance Sheet Arrangements. From time to time, we enter into coal off-take agreements with counterparties where, as a part of the arrangements, we may provide certain financial guarantees on behalf of the counterparties. As of June 30, 2012, we had in place guarantees of $10.0 million on behalf of our counterparties relating to such agreements. To mitigate risk, we place liens on the counterparties' production equipment or require performance bonds.

Bilateral Cash Collateralization Facilities. As of December 31, 2011, we used bilateral cash collateralization agreements whereby we posted an aggregate of $79.7 million in cash in lieu of issuing letters of credit available under the Credit Facility to support our maximum reimbursement obligation associated with our involvement in Dominion Terminal Associates and an agreement with the Pension Benefit Guaranty Corporation. Such collateral was considered readily available given our ability to substitute the amount posted with letters of credit at any time and classified within "Cash and cash equivalents" in our condensed consolidated balance sheet accordingly. In the second quarter of 2012, we terminated both agreements and replaced the previously posted cash collateral with letters of credit under the Credit Facility.
See Note 15 to our unaudited condensed consolidated financial statements for a discussion of our guarantees.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies remained unchanged at June 30, 2012.
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
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012, and have concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
Additionally, during the most recent fiscal quarter, there have been no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 16 to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Information" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 1A. Risk Factors.
The risk factors set forth below are in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012.
Risks Related to the Patriot Bankruptcy
Under certain circumstances, we could be responsible for certain federal and state black lung occupational disease liabilities assumed by Patriot in connection with its 2007 spin-off from us.
On July 9, 2012, Patriot Coal Corporation (Patriot) and certain of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York. Patriot is responsible for certain federal and state black lung occupational disease liabilities, which are expected to be less than $150 million, as well as related credit capacity in support of these liabilities. Should Patriot not fund these obligations as they become due, we could be responsible for such costs when incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 24, 2008, we announced that our Board of Directors authorized a share repurchase program of up to $1 billion of the then outstanding shares of our common stock (Repurchase Program). Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through June 30, 2012, we have made repurchased a total of 7.7 million shares under the Repurchase Program at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the Repurchase Program.
In addition to the Repurchase Program, our Chairman and Chief Executive Officer (CEO) has the authority to direct the repurchase of up to $100 million of our common stock outside the Repurchase Program. During the three months ended June 30, 2012, we repurchased $99.9 million, or 4.2 million shares, of our outstanding common stock pursuant to such authority, substantially exhausting the associated authorization limit.
The following table summarizes all share repurchases for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2012	2,181	$28.65	—	$700.4
May 1 through May 31, 2012	—	—	—	700.4
June 1 through June 30, 2012	4,245,513	23.54	—	700.4
Total	4,247,694	$23.54	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock and shares repurchased pursuant to CEO authority, which are not a part of the Repurchase Program.

Item 4. Mine Safety Disclosures.
Safety is a core value that is integrated into all areas of our business. Our goal is to provide a workplace that is incident free. We believe that it is our responsibility to employees to provide a safe and healthy work environment. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; involving employees in safety processes and recording, reporting and investigating accidents, incidents and losses to avoid recurrence. As part of our training, we collaborate with the Mine Safety and Health Administration (MSHA) and other government agencies to identify and test emerging safety technologies. We also believe personal accountability is key; every employee commits to our safety goals and governing principles. Managers, frontline supervisors and employees are held accountable for their safety and the safety of other employees.
We also partner with other companies and certain governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protection for employees. We are testing a proximity detection system at a section of one of our mines, which is designed to automatically stop mining equipment if a person is detected within the operating range of a continuous miner or coal hauler. The proximity detection system has been approved by MSHA and, if tested successfully, we have the ability to incorporate the associated technology into other operating sites prospectively.
In April 2012, we announced our endorsement and participation in CORESafety, a new safety and health management system developed by member companies of the National Mining Association for the U.S. mining industry. CORESafety is an approach to mining safety and health to prevent accidents before they happen using a management system that involves leadership, management and assurance. Its objective is to have zero fatalities and a 50% reduction in mining's injury rate within five years.
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
Historical incidence rates and violations per inspection day may be adjusted over time to reflect the final resolution of incidents, citations and orders by MSHA. The impact of these adjustments, which has not historically resulted in significant changes to the results originally reported, is reflected in the MSHA database. The historical MSHA incidence rates for all U.S. coal mines disclosed below reflect the rates in the applicable MSHA Mine Injury and Worktime Operators report when published.
The following table reflects our incidence rates (as of August 2, 2012):

	Six Months Ended June 30,
	2012	2011
U.S.	1.39	1.31
Australia(1)	2.84	2.99
Total Peabody Energy Corporation(1)	2.06	1.94
(1) Results for the six months ended June 30, 2011 exclude PEA-PCI, previously Macarthur Coal Limited. Results for all periods presented include our Wilkie Creek Mine, which is held for sale as of June 30, 2012.
For the U.S., the comparable MSHA incidence rate is from MSHA's Mine Injury and Worktime Operators report and represents the all incidence rate for U.S. coal mines, excluding the impact of office workers (“All Incidence Rate”). As of August 3, 2012, MSHA's Mine Injury and Worktime Operators report for the six months ended June 30, 2012 had not been published. The All Incidence Rate for the three months ended March 31, 2012 was 3.49. The All Incidence Rate for the six months ended June 30, 2011 was 3.58.
We monitor MSHA compliance using violations per inspection day (in the U.S. only), which is calculated as the total count of violations per five hour MSHA inspector day. For the six months ended June 30, 2012 and 2011, our violations per inspection day were 0.85 and 0.77, respectively.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
See Exhibit Index at page 61 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	August 3, 2012	By:	/s/ MICHAEL C. CREWS
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

10.2
Separation and General Release Agreement entered into on July 3, 2012 by and between Richard A. Navarre and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed July 6, 2012).

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2012 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.