Form 10-Q
period 2012-09-30
PEABODY ENERGY CORP
filed 2012-11-07
CIK 1064728

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( )  No ( X )
There were 268,385,935 shares of the registrant's common stock (par value of $0.01 per share) outstanding at November 2, 2012.

INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011	1
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	2
Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	4
Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2012	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3. Quantitative and Qualitative Disclosures About Market Risk	61
Item 4. Controls and Procedures	61
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 4. Mine Safety Disclosures	63
Item 6. Exhibits	64
SIGNATURE	65
EXHIBIT INDEX	66
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-95
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions, except per share data)
Revenues
Sales	$1,797.2	$1,682.2	$5,282.0	$5,029.4
Other revenues	261.6	298.4	778.6	636.7
Total revenues	2,058.8	1,980.6	6,060.6	5,666.1
Costs and expenses
Operating costs and expenses	1,509.0	1,399.4	4,396.8	3,958.7
Depreciation, depletion and amortization	172.5	108.4	470.7	317.6
Asset retirement obligation expenses	21.1	14.6	53.3	43.3
Selling and administrative expenses	68.7	71.2	202.4	191.4
Other operating (income) loss:
Net gain on disposal or exchange of assets	(0.2)	(1.7)	(7.6)	(31.4)
Loss from equity affiliates	21.2	3.2	50.5	9.0
Operating profit	266.5	385.5	894.5	1,177.5
Interest expense	99.4	59.2	308.3	159.1
Interest income	(5.1)	(4.1)	(19.7)	(11.7)
Income from continuing operations before income taxes	172.2	330.4	605.9	1,030.1
Income tax provision	49.3	39.2	85.5	238.8
Income from continuing operations, net of income taxes	122.9	291.2	520.4	791.3
Loss from discontinued operations, net of income taxes	(81.3)	(9.7)	(92.7)	(38.9)
Net income	41.6	281.5	427.7	752.4
Less: Net (loss) income attributable to noncontrolling interests	(1.3)	7.4	7.4	17.0
Net income attributable to common stockholders	$42.9	$274.1	$420.3	$735.4

Income From Continuing Operations
Basic earnings per share	$0.46	$1.05	$1.89	$2.86
Diluted earnings per share	$0.46	$1.04	$1.89	$2.84

Net Income Attributable to Common Stockholders
Basic earnings per share	$0.16	$1.01	$1.55	$2.72
Diluted earnings per share	$0.16	$1.00	$1.55	$2.71

Dividends declared per share	$0.085	$0.085	$0.255	$0.255
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Net income	$41.6	$281.5	$427.7	$752.4
Other comprehensive income, net of income taxes:
Net unrealized holding losses on available-for-sale securities (net of respective tax benefits of $3.0, $2.0, $11.2 and $2.3)
Unrealized holding losses on available-for-sale securities	(5.1)	(4.4)	(19.2)	(4.2)
Less: Reclassification for realized gains included in net income	—	(0.1)	—	(0.1)
Net unrealized holding losses on available-for-sale securities	(5.1)	(4.5)	(19.2)	(4.3)
Net unrealized gains (losses) on cash flow hedges (net of respective tax provision (benefit) of $36.8, ($140.3), $39.7 and ($66.7))
Increase (decrease) in fair value of cash flow hedges	111.5	(135.9)	302.0	79.7
Less: Reclassification for realized gains included in net income	(57.7)	(61.5)	(179.2)	(180.3)
Net unrealized gains (losses) on cash flow hedges	53.8	(197.4)	122.8	(100.6)
Postretirement plans and workers' compensation obligations (net of respective tax provisions of $8.1, $6.3, $24.2 and $12.8)
Net actuarial loss for the period	—	—	—	3.5
Amortization of actuarial loss and prior service cost	13.9	10.2	41.6	30.2
Postretirement plan and workers' compensation obligations	13.9	10.2	41.6	33.7
Foreign currency translation adjustment	13.8	—	20.4	—
Other comprehensive income (loss)	76.4	(191.7)	165.6	(71.2)
Comprehensive income	118.0	89.8	593.3	681.2
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1.3)	7.4	7.4	17.0
Comprehensive income attributable to common stockholders	$119.3	$82.4	$585.9	$664.2
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$648.0	$799.1
Accounts receivable, net of allowance for doubtful accounts of $15.2 at September 30, 2012 and $17.0 at December 31, 2011	682.2	922.5
Inventories	554.9	444.4
Assets from coal trading activities, net	56.2	44.6
Deferred income taxes	15.8	27.3
Other current assets	697.6	768.0
Total current assets	2,654.7	3,005.9
Property, plant, equipment and mine development
Land and coal interests	11,875.2	10,630.5
Buildings and improvements	1,268.3	1,084.2
Machinery and equipment	3,175.8	2,857.3
Less: accumulated depreciation, depletion and amortization	(3,808.2)	(3,320.4)
Property, plant, equipment and mine development, net	12,511.1	11,251.6
Investments and other assets	1,684.6	2,475.5
Total assets	$16,850.4	$16,733.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$124.8	$101.1
Liabilities from coal trading activities, net	19.9	10.3
Accounts payable and accrued expenses	1,645.1	1,712.3
Total current liabilities	1,789.8	1,823.7

Long-term debt, less current maturities	6,238.3	6,556.4
Deferred income taxes	385.0	523.2
Asset retirement obligations	662.4	615.2
Accrued postretirement benefit costs	1,054.3	1,053.1
Other noncurrent liabilities	743.6	645.6
Total liabilities	10,873.4	11,217.2
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized; no shares issued or outstanding as of September 30, 2012 or December 31, 2011	—	—
Series A Junior Participating Preferred Stock — $0.01 per share par value; no shares authorized as of September 30, 2012 and 1.5 shares authorized as of December 31, 2011; no shares issued or outstanding as of September 30, 2012 or December 31, 2011	n.a.	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of September 30, 2012 or December 31, 2011	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of September 30, 2012 or December 31, 2011	—	—
Common Stock — $0.01 per share par value; 800.0 shares authorized, 282.0 shares issued and 268.3 shares outstanding as of September 30, 2012 and 280.3 shares issued and 271.1 shares outstanding as of December 31, 2011	2.8	2.8
Additional paid-in capital	2,284.9	2,234.0
Retained earnings	4,095.2	3,744.0
Accumulated other comprehensive income (loss)	23.2	(142.4)
Treasury shares, at cost: 13.7 shares as of September 30, 2012 and 9.2 shares as of December 31, 2011	(461.5)	(353.3)
Peabody Energy Corporation’s stockholders’ equity	5,944.6	5,485.1
Noncontrolling interests	32.4	30.7
Total stockholders’ equity	5,977.0	5,515.8
Total liabilities and stockholders’ equity	$16,850.4	$16,733.0
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$427.7	$752.4
Loss from discontinued operations, net of income taxes	92.7	38.9
Income from continuing operations, net of income taxes	520.4	791.3
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	470.7	317.6
Deferred income taxes	(162.6)	48.2
Share-based compensation	34.9	32.4
Net gain on disposal or exchange of assets	(7.6)	(31.4)
Loss from equity affiliates	50.5	9.0
Changes in current assets and liabilities:
Accounts receivable	259.0	(11.8)
Change in receivable from accounts receivable securitization program	(50.0)	—
Inventories	(117.4)	(12.3)
Net assets from coal trading activities	145.6	71.7
Other current assets	42.7	(42.3)
Accounts payable and accrued expenses	84.6	(15.6)
Asset retirement obligations	55.6	27.2
Accrued postretirement benefit costs	27.7	26.6
Pension costs	26.0	25.5
Contributions to pension plans	(1.3)	(1.3)
Other, net	(5.1)	(18.1)
Net cash provided by continuing operations	1,373.7	1,216.7
Net cash used in discontinued operations	(82.2)	(26.2)
Net cash provided by operating activities	1,291.5	1,190.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(732.1)	(553.4)
Federal coal lease expenditures	(247.9)	(42.4)
Investment in Prairie State Energy Campus	(9.4)	(29.8)
Proceeds from disposal of assets	93.5	12.1
Investments in equity affiliates and joint ventures	—	(39.8)
Proceeds from sales and maturities of debt and equity securities	39.0	53.3
Purchases of debt and equity securities	(23.8)	(44.1)
Purchases of short-term investments	—	(100.0)
Proceeds from sale of short term investments	—	100.0
Investment in shares of Macarthur Coal Limited	—	(45.5)
Contributions to joint ventures	(531.2)	—
Distributions from joint ventures	527.7	—
Repayment of loans from related parties	720.2	—
Advances to related parties	(743.4)	—
Other, net	(3.2)	(4.4)
Net cash used in continuing operations	(910.6)	(694.0)
Net cash used in discontinued operations	(11.2)	(62.8)
Net cash used in investing activities	(921.8)	(756.8)
Cash Flows From Financing Activities
Payments of long-term debt	(305.7)	(248.4)
Common stock repurchase	(99.9)	—
Acquisition of MCG Coal Holdings Pty Ltd noncontrolling interests	(49.8)	—
Dividends paid	(69.1)	(69.1)
Repurchase of employee common stock relinquished for tax withholding	(8.3)	(16.1)
Excess tax benefits related to share-based compensation	3.6	6.1
Other, net	8.4	0.2
Net cash used in financing activities	(520.8)	(327.3)
Net change in cash and cash equivalents	(151.1)	106.4
Cash and cash equivalents at beginning of period	799.1	1,295.2
Cash and cash equivalents at end of period	$648.0	$1,401.6
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation’s Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2011	$2.8	$2,234.0	$(353.3)	$3,744.0	$(142.4)	$30.7	$5,515.8
Net income	—	—	—	420.3	—	7.4	427.7
Net unrealized losses on available-for-sale securities (net of $11.2 tax benefit)	—	—	—	—	(19.2)	—	(19.2)
Increase in fair value of cash flow hedges (net of $39.7 tax provision)	—	—	—	—	122.8	—	122.8
Postretirement plans and workers’ compensation obligations (net of $24.2 tax provision)	—	—	—	—	41.6	—	41.6
Foreign currency translation adjustment	—	—	—	—	20.4	—	20.4
Dividends paid	—	—	—	(69.1)	—	—	(69.1)
Share-based compensation	—	34.9	—	—	—	—	34.9
Excess tax benefits related to share-based compensation	—	3.6	—	—	—	—	3.6
Stock options exercised	—	1.7	—	—	—	—	1.7
Employee stock purchases	—	7.1	—	—	—	—	7.1
Repurchase of employee common stock relinquished for tax withholding	—	—	(8.3)	—	—	—	(8.3)
Common stock repurchase	—	—	(99.9)	—	—	—	(99.9)
MCG Coal Holdings Pty Ltd noncontrolling interests at conversion	—	—	—	—	—	53.4	53.4
Acquisition of MCG Coal Holdings Pty Ltd noncontrolling interests	—	3.6	—	—	—	(53.4)	(49.8)
Distributions to noncontrolling interests	—	—	—	—	—	(5.7)	(5.7)
September 30, 2012	$2.8	$2,284.9	$(461.5)	$4,095.2	$23.2	$32.4	$5,977.0
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2011 Annual Report on Form 10-K. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2011 has been derived from the Company’s audited consolidated balance sheet at that date. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2012.
The Company classifies items within discontinued operations in the unaudited condensed consolidated financial statements when the operations and cash flows of a particular component of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal (by sale or otherwise) and the Company will no longer have any significant continuing involvement in the operation of that component.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
In December 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance requiring additional information intended to help reconcile existing differences in balance sheet offsetting requirements under U.S. GAAP and International Financial Reporting Standards (IFRS). While this standard leaves existing guidance surrounding the offsetting of financial assets and liabilities unchanged, it requires several additional disclosures, including gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to a master netting arrangement or similar agreement. The guidance will become effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods (January 1, 2013 for the Company). While the adoption of this guidance will impact the Company's disclosures, it will not affect the Company's results of operations, financial condition or cash flows.
In January 2010, the FASB issued accounting guidance that required new fair value disclosures, including disclosures about significant transfers into and out of Level 1 and Level 2 categories of the fair value hierarchy and a description of the reasons for the transfers. In addition, the guidance required new disclosures regarding activity in Level 3 fair value measurements, including a gross basis reconciliation. The Company began complying with the new fair value disclosure requirements beginning January 1, 2010, except for the disclosure of activity within Level 3 fair value measurements, which became effective January 1, 2011. In May 2011, the FASB issued additional fair value measurement disclosure requirements intended to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. That update required fair value hierarchy categorization for financial instruments not measured at fair value but for which disclosure of fair value is required, disclosure of all transfers between Level 1 and Level 2 categories and additional disclosures for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance became effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company). While the adoption of this guidance impacted the Company's disclosures, it did not affect the Company's results of operations, financial condition or cash flows.

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

The preliminary purchase accounting allocations were recorded in the accompanying unaudited condensed consolidated financial statements as of, and for the periods subsequent to, the acquisition and control date. The Company has not yet finalized the fair value determination of the assets acquired and liabilities assumed, which is expected once third-party valuation appraisals are completed. The Company is evaluating mine lives and reviewing coal reserve studies on the acquired properties, the outcome of which will determine the final fair value allocated to coal reserve assets. The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed that were recognized at the acquisition and control date, as well as provisional fair value adjustments made during the first nine months of 2012:

	Preliminary		Updated
	Allocations	Adjustments	Allocations
	(Dollars in millions)
Accounts receivable, net	$106.6	$8.8	$115.4
Inventories	67.1	(10.5)	56.6
Other current assets	137.5	(3.9)	133.6
Property, plant, equipment and mine development	3,457.0	258.6	3,715.6
Investments and other assets	1,275.1	(184.3)	1,090.8
Current maturities of long-term debt	(11.0)	—	(11.0)
Accounts payable and accrued expenses	(133.8)	(26.1)	(159.9)
Long-term debt, less current maturities	(59.2)	—	(59.2)
Asset retirement obligations	(39.3)	(15.2)	(54.5)
Other noncurrent liabilities	(31.4)	(27.4)	(58.8)
Noncontrolling interests	(2,011.9)	—	(2,011.9)
Total purchase price, net of cash acquired of $261.2	$2,756.7	$—	$2,756.7

The adjustments to the provisional fair values result from additional information obtained about facts in existence at the acquisition and control date. Cumulative adjustments to provisional fair values recorded in the current period are assumed to have been made as of the acquisition and control date. Prior financial statements have not been retroactively adjusted due to immateriality. Accordingly, "Depreciation, depletion and amortization" was decreased by $4.7 million and $12.2 million for the three and nine months ended September 30, 2012, respectively. "Asset retirement obligation expenses” were increased by $3.7 million for the three and nine months ended September 30, 2012. "Operating costs and expenses" were decreased by $10.1 million for the nine months ended September 30, 2012, with the entire impact recognized during the first quarter of 2012.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the PEA-PCI acquisition, the Company acquired contract-based obligations consisting of port, rail and water take-or-pay obligations and recorded a liability for unutilized capacity of $58.5 million, net of tax, which is being amortized based on that unutilized capacity over the terms of the applicable agreements which extend to 2018. As of September 30, 2012, the carrying value of the liability was $47.4 million and the associated amortization (which is classified as a reduction to “Operating costs and expenses” in the unaudited condensed consolidated statements of income) recorded during the three and nine months ended September 30, 2012 was $3.8 million and $11.1 million, respectively. Estimated future amortization of the remaining carrying value of the liability as of September 30, 2012 is expected to be $3.7 million, $18.1 million, $15.6 million and $10.0 million for the years ending December 31, 2012, 2013, 2014 and 2015, respectively. Unutilized capacity is not expected in years 2016 through 2018.

During the three and nine months ended September 30, 2012, PEA-PCI contributed revenues of $182.5 million and $479.5 million, respectively, and income before income taxes of $4.4 million and loss before income taxes of $98.7 million, respectively, which includes results from our equity affiliate investment in the Middlemount Mine. Due to the restructuring of the Company's Australian tax entities during the second quarter of 2012 described in Note 10, it is no longer practicable to calculate the net income of PEA-PCI on a standalone basis. The results of PEA-PCI for the three and nine months ended September 30, 2012 are included in the unaudited condensed consolidated statements of income and are reported in the Australian Mining segment, except for the activity associated with certain equity affiliates which is reflected in the Corporate and Other segment.

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

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(Dollars in millions, except per share amounts)
Revenue	$2,194.1	$6,154.7
Income from continuing operations, net of income taxes	256.0	727.6
Basic earnings per share	$0.88	$2.48
Diluted earnings per share	0.87	2.48

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

As disclosed in Note 23 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, a then-outstanding loan receivable balance of $384.6 million was converted to a 90% equity interest in MCG Coal Holdings Pty Ltd. (MCGH) in January 2012, resulting in consolidation of MCGH and recognition of noncontrolling interests of $53.4 million at conversion. In June 2012, the Company acquired the remaining noncontrolling interest in MCGH for total consideration of $49.8 million. This acquisition was accounted for as an equity transaction as the Company previously maintained control of MCGH. Accordingly, the Company recorded an increase to additional paid-in capital of $3.6 million in the second quarter 2012 related to this transaction, representing the difference in the price paid and the carrying value.

(4)    Discontinued Operations
Discontinued operations include certain non-strategic Midwestern U.S. and Australian Mining segment assets held for sale which the Company has committed to divest, Midwestern U.S. Mining segment assets that have ceased production and other previously divested operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2012, the Company announced it had permanently ceased production at its Air Quality Mine in Indiana due to uneconomic market conditions for the type of coal product previously produced at the site. The results of the mine, which were previously included within the Midwestern U.S. Mining reportable segment, have been reported as a discontinued operation for all periods presented because the operations and cash flows of the mine and related coal product have been eliminated from the ongoing operations of the Company as a result of the mine closure. Loss from discontinued operations for the three and nine months ended September 30, 2012 includes before- and after-tax charges of $116.7 million and $75.0 million, respectively, including a before- and after-tax impairment charge of $108.9 million and $68.8 million, respectively, recognized in connection with the shutdown of this mine.
Results from discontinued operations were as follows during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Total revenues	$41.5	$55.3	$171.5	$122.7

Loss from discontinued operations before income taxes	$127.6	$12.1	$146.6	$53.9
Income tax benefit	46.3	2.4	53.9	15.0
Loss from discontinued operations, net of income taxes	$81.3	$9.7	$92.7	$38.9
Assets and liabilities classified as discontinued operations included in our condensed consolidated balance sheets were as follows:

	(Unaudited)
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Assets:
Other current assets	$48.4	$24.6
Investments and other assets	135.2	232.2
Total assets classified as discontinued operations	$183.6	$256.8

Liabilities:
Accounts payable and accrued expenses	$33.4	$63.9
Other noncurrent liabilities	59.8	59.6
Total liabilities classified as discontinued operations	$93.2	$123.5
(5)     Investments
The Company’s short-term investments are defined as those investments with original maturities of greater than three months and up to one year included in "Other current assets" in the condensed consolidated balance sheets. Long-term investments are defined as those investments with original maturities greater than one year included in "Investments and other assets" in the condensed consolidated balance sheets.
The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation periodically. Such investments are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in debt securities not classified as held-to-maturity and investments in marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in “Accumulated other comprehensive income (loss)” in the condensed consolidated balance sheets. Realized gains and losses, determined on a specific identification method, are included in “Interest income” in the condensed consolidated statements of income.
The Company did not have any held-to-maturity securities as of September 30, 2012 or December 31, 2011.
Investments in available-for-sale securities at September 30, 2012 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
Federal government securities	$0.8	$—	$—	$0.8
U.S. corporate bonds	3.4	—	—	3.4
Noncurrent:
Marketable equity securities	66.5	—	(40.0)	26.5
Federal government securities	23.2	0.3	—	23.5
U.S. corporate bonds	12.9	0.2	—	13.1
Total	$106.8	$0.5	$(40.0)	$67.3
Investments in available-for-sale securities at December 31, 2011 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
Federal government securities	$3.3	$—	$—	$3.3
U.S. corporate bonds	3.9	—	—	3.9
Noncurrent:
Marketable equity securities	66.5	—	(9.5)	57.0
Federal government securities	11.3	0.2	—	11.5
U.S. corporate bonds	7.7	0.1	—	7.8
Total	$92.7	$0.3	$(9.5)	$83.5
Contractual maturities for available-for-sale investments in debt securities at September 30, 2012 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$4.2	$4.2
Due in one to five years	36.1	36.6
Total	$40.3	$40.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s investments in marketable equity securities consist of an investment in Winsway Coking Coal Holdings Limited (Winsway).
Proceeds from sales and maturities of securities amounted to zero and $9.8 million for the three and nine months ended September 30, 2012, respectively. The Company realized net gains of less than $0.1 million during the nine months ended September 30, 2012 associated with those sales and maturities.
In addition to the securities described above, the Company previously held an investment in debt securities related to the Company's pro-rata share of funding in the Newcastle Coal Infrastructure Group (NCIG), which was included in "Investments and other assets" in the condensed consolidated balance sheets. These debt securities were recorded at cost, which approximated fair value, and denominated in U.S. dollars. The Company sold $11.4 million and $29.2 million of debt securities related to NCIG during the three and nine months ended September 30, 2012, respectively. The Company recognized no loss on the sale during the three months ended September 30, 2012 and a loss of $0.2 million on the sale for the nine months ended September 30, 2012. There were no NCIG securities held at September 30, 2012.
At each reporting date, the Company performs separate evaluations of debt and equity securities to determine if any unrealized losses are other-than-temporary. After evaluating the length of time the market value has been less than cost and the financial condition and near-term prospects of Winsway, the Company deemed the impairment associated with its Winsway equity securities to be temporary as of September 30, 2012. The Company has the ability to hold the securities until recovery and has no current intention to divest the securities. Accordingly, the Company did not recognize other-than-temporary losses on its investments during the three or nine months ended September 30, 2012.
(6)     Inventories
Inventories consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in millions)
Materials and supplies	$157.0	$123.7
Raw coal	162.2	108.1
Saleable coal	235.7	212.6
Total	$554.9	$444.4

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against adverse changes in the fair value of the fixed rate debt that results from market interest rate changes. In addition, from time to time, interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of September 30, 2012, the Company had no interest rate swaps in place.
Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at September 30, 2012:

	Notional Amount by Year of Maturity
	Total	2012	2013	2014	2015
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,832.3	$566.1	$2,173.6	$1,513.5	$579.1
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	215.4	27.0	102.1	63.6	22.7
U.S. explosives hedge contracts (million MMBtu)	4.6	0.8	2.6	1.2	—

	Account Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value Asset (Liability)
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,832.3	$—	$—	$511.7
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	215.4	—	—	30.9
U.S. explosives hedge contracts (million MMBtu)	4.6	—	—	(5.9)
Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive income (loss)” until the hedged transaction impacts reported earnings, at which time any gain or loss is reclassified to earnings. To the extent that periodic changes in the fair value of derivatives deemed highly effective exceeds such changes in the hedged item, the ineffective portion of the periodic non-cash changes are recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes changes in the fair value of the instrument in earnings in the period of the change.
A measure of ineffectiveness is inherent in hedging future diesel fuel purchases with derivative positions based on refined petroleum products as a result of location and product differences.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-coal trading hedges during the three and nine months ended September 30, 2012 and 2011:

		Three Months Ended September 30, 2012
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$49.6	$11.2	$2.2
Foreign currency forward and option contracts	Operating costs and expenses	—	169.2	82.0	—
Total		$—	$218.8	$93.2	$2.2

		Three Months Ended September 30, 2011
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(51.2)	$8.5	$(1.2)
Foreign currency forward and option contracts:
— Operating costs	Operating costs and expenses	—	(269.1)	92.2	—
— Capital expenditures	Depreciation, depletion and amortization	—	(0.5)	—	—
Total		$—	$(320.8)	$100.7	$(1.2)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Nine Months Ended September 30, 2012
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$28.7	$39.0	$(2.3)
Foreign currency forward and option contracts	Operating costs and expenses	—	297.5	276.6	—
Total		$—	$326.2	$315.6	$(2.3)

		Nine Months Ended September 30, 2011
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain (loss) recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$20.9	$28.4	$0.4
Foreign currency forward and option contracts:
— Operating costs	Operating costs and expenses	—	33.8	261.1	—
— Capital expenditures	Depreciation, depletion and amortization	—	(0.7)	—	—
Total		$—	$54.0	$289.5	$0.4
Based on the net fair value of the Company’s non-coal trading positions held in “Accumulated other comprehensive income (loss)” at September 30, 2012, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months associated with the Company’s foreign currency and diesel fuel hedge programs are expected to be approximately $287 million and $30 million, respectively, while the unrealized losses to be realized under the explosives hedge program are expected to be approximately $4 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings will partially offset the realized transactions, while the unrealized losses will add incremental expense to the unaudited condensed consolidated statements of income.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The classification and amount of derivatives presented on a gross basis as of September 30, 2012 and December 31, 2011 were as follows:

	Fair Value as of September 30, 2012
Financial Instrument	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(Dollars in millions)
Commodity swap contracts	$32.8	$5.2	$6.1	$6.9
Foreign currency forward and option contracts	286.7	225.0	—	—
Total	$319.5	$230.2	$6.1	$6.9

	Fair Value as of December 31, 2011
Financial Instrument	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(Dollars in millions)
Commodity swap contracts	$43.4	$11.7	$7.1	$15.0
Foreign currency forward and option contracts	270.4	229.0	4.3	4.5
Total	$313.8	$240.7	$11.4	$19.5
After netting by counterparty where permitted, the fair values of the respective derivatives are reflected in “Other current assets,” “Investments and other assets,” “Accounts payable and accrued expenses” and “Other noncurrent liabilities” in the condensed consolidated balance sheets.
See Note 8 for information related to the Company’s coal trading activities.
Fair Value Measurements
The Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. These levels include: Level 1 - inputs are quoted prices in active markets for the identical assets or liabilities; Level 2 - inputs are other than quoted prices included in Level 1 that are directly or indirectly observable through market-corroborated inputs; and Level 3 - inputs are unobservable, or observable but cannot be market-corroborated, requiring the Company to make assumptions about pricing by market participants.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$67.3	$—	$—	$67.3
Commodity swap contracts	—	25.0	—	25.0
Foreign currency forward and option contracts	—	511.7	—	511.7
Total net financial assets	$67.3	$536.7	$—	$604.0

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$83.5	$—	$—	$83.5
Commodity swap contracts	—	33.0	—	33.0
Foreign currency forward and option contracts	—	490.6	—	490.6
Total net financial assets	$83.5	$523.6	$—	$607.1
For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, exchange indices, broker quotes, published indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

•	Investments in debt and equity securities: valued based on quoted prices in active markets (Level 1).

•	Commodity swap contracts — diesel fuel and explosives: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Foreign currency forward and option contracts: valued utilizing inputs obtained in quoted public markets (Level 2).
The Company did not have any transfers between levels during the three or nine months ended September 30, 2012 or 2011 for its non-coal trading positions. The Company’s policy is to value transfers between levels using the beginning of period valuation.
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2012 and December 31, 2011:

•
Cash and cash equivalents, accounts receivable, including those within the Company’s accounts receivable securitization program, and accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the liquid nature of these instruments.

•
The Company’s investment in debt securities related to its pro-rata share of funding in NCIG were included in “Investments and other assets” in the condensed consolidated balance sheets as of December 31, 2011, at which time the debt securities were recorded at cost, which approximated fair value. The Company disposed of its remaining investment in debt securities related to NCIG during the nine months ended September 30, 2012.

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s debt are summarized as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$6,363.1	$6,393.0	$6,657.5	$6,922.7
Nonperformance and Credit Risk
The fair value of the Company’s non-coal trading derivative assets and liabilities reflects adjustments for nonperformance and credit risk. The Company manages its counterparty risk through established credit standards, diversification of counterparties, utilization of investment grade commercial banks and continuous monitoring of counterparty creditworthiness. To reduce its credit exposure for these hedging activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties in the event of default.
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
Trading revenues recognized during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trading Revenues by Type of Instrument	2012	2011	2012	2011
	(Dollars in millions)
Commodity swaps and options	$60.3	$(0.6)	$110.9	$(26.6)
Physical commodity purchase/sale contracts	(20.0)	29.6	21.9	60.9
Total trading revenues	$40.3	$29.0	$132.8	$34.3
Risk Management
Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive income” until the hedged transaction impacts reported earnings, at which time gains and losses are also reclassified to earnings. To the extent that periodic changes in the fair value of a derivative exceeds the changes in the hedged item to which it has been designated, the ineffective portion is recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes the changes in fair value of the instrument in earnings in the period of the change.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Forecasted Transactions No Longer Probable. During the nine months ended September 30, 2012, the Company reclassified net gains of $7.1 million out of “Accumulated other comprehensive income (loss)” to earnings as the underlying forecasted transactions were deemed no longer probable of occurring. Approximately $4.5 million of this amount relates to disruptions to forecasted transactions due to the bankruptcy declaration of a counterparty to certain of our physical purchase contracts during the third quarter of 2012.
Fair Value Measurements
The fair value of assets and liabilities from coal trading activities is set forth below:

	September 30, 2012		December 31, 2011
	Gross Basis	Net Basis	Gross Basis	Net Basis
	(Dollars in millions)
Assets from coal trading activities	$444.8	$56.2	$170.4	$44.6
Liabilities from coal trading activities	(216.6)	(19.9)	(84.0)	(10.3)
Subtotal	228.2	36.3	86.4	34.3
Net margin held (1)	(191.9)	—	(52.1)	—
Net value of coal trading positions	$36.3	$36.3	$34.3	$34.3

(1)
Represents margin held from exchanges of $191.9 million and $52.1 million at September 30, 2012 and December 31, 2011, respectively. Approximately $100 million and $23 million of the margin held at September 30, 2012 and December 31, 2011, respectively, related to cash flow hedges.

The Company’s trading assets and liabilities are generally comprised of forward contracts, financial swaps and margin. The gross fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset of $185.1 million and $22.4 million as of September 30, 2012 and December 31, 2011, respectively. The increase in the fair value of coal trading positions designated as cash flow hedges of forecasted sales was predominantly driven by a decrease in the associated price levels in international thermal coal markets during the period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swaps and options	$2.0	$31.9	$—	$33.9
Physical commodity purchase/sale contracts	—	1.5	0.9	2.4
Total net financial assets	$2.0	$33.4	$0.9	$36.3

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swaps and options	$21.2	$(1.9)	$—	$19.3
Physical commodity purchase/sale contracts	—	6.3	8.7	15.0
Total net financial assets	$21.2	$4.4	$8.7	$34.3
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the quantitative unobservable inputs utilized by the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of September 30, 2012:

	Range		Weighted
	Low	High	Average
Quality adjustments	2%	22%	14%
Location differentials	6%	40%	25%
Non-performance adjustments	4%	4%	4%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Beginning of period	$2.9	$9.9	$8.7	$18.6
Total net gains (losses) realized/unrealized:
Included in earnings	2.4	(1.4)	12.8	10.7
Settlements	(4.4)	(1.3)	(20.6)	(3.1)
Transfers out	—	1.0	—	(18.0)
End of period	$0.9	$8.2	$0.9	$8.2
The following table summarizes the changes in net unrealized gains relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Changes in net unrealized gains (1)	$0.2	$(1.1)	$(3.5)	$8.7

(1)
Within the unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

The Company did not have any significant transfers in its coal trading positions between Level 1 and Level 2 during the nine months ended September 30, 2012 or 2011. There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, certain of the Company's physical commodity purchase/sale contracts were transferred from Level 3 to Level 2 as the settlement dates entered a more liquid market. The Company’s policy is to value transfers between levels using the beginning of period valuation.
Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive income (loss)” at September 30, 2012, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $137 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the realized transactions in the unaudited condensed consolidated statements of income.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2012, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Year of	Percentage of
Expiration	Portfolio Total
2012	28%
2013	61%
2014	10%
2015	1%
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
At September 30, 2012, 88% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties while 9% was with non-investment grade counterparties and 3% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), the counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at September 30, 2012 and December 31, 2011, would have amounted to collateral postings to counterparties of approximately $11 million as of both dates. As of September 30, 2012 and December 31, 2011, no collateral was posted to counterparties for such positions.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. If a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties would have been less than $1 million at September 30, 2012 and December 31, 2011 based on the aggregate fair value of all derivative trading instruments with such features that were in a net liability position. No affiliated margin was posted for these transactions as of September 30, 2012 and December 31, 2011.
The Company is required to post collateral on positions that are in a net liability position with an exchange and is entitled to receive collateral on positions that are in a net asset position. This collateral is known as variation margin. At September 30, 2012 and December 31, 2011, the Company was in a net asset position of $191.9 million and $52.1 million, respectively (reflected in “Assets from coal trading activities, net”).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company is required by an exchange to post certain collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of September 30, 2012 and December 31, 2011, the Company had posted initial margin of $26.6 million and $34.0 million, respectively (reflected in “Other current assets”). In addition, the Company had posted $1.7 million of margin in excess of the exchange-required variation (discussed above) and initial margin as of September 30, 2012 (also reflected in “Other current assets”).
MF Global UK Limited
In October 2011, MF Global UK Limited (MF Global UK), a United Kingdom (U.K.) based broker-dealer, was placed into the U.K.'s administration process (a process similar to bankruptcy proceedings in the U.S.) by the Financial Services Authority following the Chapter 11 bankruptcy filing of its U.S. parent, MF Global Holdings Ltd. The Company had used MF Global UK to broker certain of its coal trading transactions. The interruption of the Company's trading operations was limited as the Company opened new accounts with different brokerage firms and transferred its open trading positions formerly held with MF Global UK to those new accounts. While the open trading positions were transferred from MF Global UK successfully, the related margin posted by the Company was retained by MF Global UK pending resolution of the Company's claims with the special administrators.
Through August 2012, the Company had received $20.0 million of the initial outstanding amount of $52.1 million that was held with MF Global UK when it was placed into the U.K.'s administration process. In September 2012, the Company sold its remaining claim with the special administrators to a third party on a discounted basis for $28.0 million. As a result, the Company recognized a loss of $4.1 million on the sale of its claim during the three and nine months ended September 30, 2012.
(9)     Financing Receivables
The Company had total financing receivables of $385.1 million and $376.1 million at September 30, 2012 and December 31, 2011, respectively, which consisted of the following:

Balance Sheet Classification	September 30, 2012	December 31, 2011
	(Dollars in millions)
Accounts receivable, net	$9.8	$51.3
Other current assets	—	65.0
Investments and other assets	375.3	259.8
Total financing receivables	$385.1	$376.1

The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables at September 30, 2012.

Codrilla Mine Project. In 2011, a wholly owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of its 85% interest in the Codrilla Mine Project to participants of the Coppabella Moorvale Joint Venture (CMJV) where PEA-PCI sold down its interest in the Codrilla project to the CMJV (Codrilla sell down) so that, following completion of the sale, ownership of the Codrilla Mine Project reflected the existing ownership of the Coppabella and Moorvale mines with PEA-PCI retaining a 73.3% ownership. Prior to the acquisition of PEA-PCI by the Company, consideration of $15.0 million Australian dollars was received by PEA-PCI upon completion of the Codrilla sell down, representing 20% of the agreed price. Two installments, for which the Company holds non-interest-bearing receivables, are due upon the completion of certain milestones. The first installment, with 40% due on the granting of the related mining lease, was received during the three months ended September 30, 2012. The final 40% is due upon the mine's first coal shipment. At December 31, 2011, the first installment of $34.2 million was included in "Accounts receivable, net" in the condensed consolidated balance sheet which was collected from CMJV participants in the third quarter 2012 when the mining lease was granted and is reflected in "Proceeds from disposal of assets" in the condensed consolidated statements of cash flows for the nine months ended September 30, 2012. There are currently no indications of impairment on the remaining installment and the Company expects to receive full payment upon the mine's first shipment. The remaining balance associated with these receivables is recorded in "Investments and other assets" which was $36.2 million and $35.6 million at September 30, 2012 and December 31, 2011, respectively, in the condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Middlemount Mine. The Company periodically makes loans to the Middlemount Mine joint venture (Middlemount) for the purposes of funding capital expenditures and working capital requirements, in line with the related shareholders’ agreement. Middlemount intends to pay down the loans as excess cash is generated as required by the shareholders’ agreement. The loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5%. There are currently no indications of impairment and the Company expects to receive full payment of amounts due. "Other current assets" included $65.0 million at December 31, 2011, which was reclassified to "Investments and other assets" during the nine months ended September 30, 2012. "Investments and other assets" included $339.1 million and $224.2 million at September 30, 2012 and December 31, 2011, respectively, in the condensed consolidated balance sheets related to these loans.

Other Financing Receivables. From time to time, the Company may enter into transactions resulting in accounts or notes receivable held by the Company. These notes are generally short term in nature with positive historical collection experience and do not represent a material credit risk to the Company.

(10)  Income Taxes
The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Expected income tax provision at federal statutory rate	$60.2	$115.6	$212.1	$360.6
Excess depletion	(16.7)	(17.0)	(58.8)	(53.0)
Foreign earnings provision differential	(17.5)	(23.8)	(72.0)	(74.3)
Remeasurement of foreign income tax accounts	13.6	(38.7)	8.7	(16.9)
State income taxes, net of U.S. federal tax benefit	4.4	2.9	15.5	9.2
General business tax credits	(13.5)	(4.4)	(47.6)	(12.7)
Changes in valuation allowance	4.1	2.5	(30.9)	7.0
Changes in tax reserves	8.6	6.0	21.9	10.8
Other, net	6.1	(3.9)	36.6	8.1
Total provision	$49.3	$39.2	$85.5	$238.8
The Company reduced its prior years' net unrecognized tax benefits by $13.5 million during the nine months ended September 30, 2012. The reduction is based upon the successful completion of the 2007-2008 Internal Revenue Service (IRS) audit and the effective settlement of the 1999-2006 tax years due to favorable resolution of the 2006 IRS appeals decision, offset by the reassessment of current and prior year foreign tax positions associated with certain intercompany financing transactions due to a formal position paper received from the Australian Tax Office (ATO) challenging those positions. The Company also recognized additional interest and penalties related to unrecognized tax benefits of $2.2 million and $19.4 million for the three and nine months ended September 30, 2012, respectively.
On March 29, 2012, Australia passed legislation creating a minerals resource rent tax (the MRRT) effective from July 1, 2012. The MRRT is a profits-based tax of the Company's existing and future Australian coal projects at an effective tax rate of 22.5%. Under the MRRT, taxpayers are able to elect a market value asset starting base for existing projects which allows for the fair market value of the tenements to be deducted over the life of the mine as an allowance against MRRT. The market value allowance, and ultimately any future benefit, is subject to numerous uncertainties including review and approval by the ATO, realization only after other MRRT allowances provided under the law and estimates of long-term pricing and cost data necessary to estimate the future benefit and any MRRT liability. The Company evaluated the provisions of the new tax and assessed recoverability of deferred tax assets and the valuation of liabilities associated with the implementation of the MRRT. For the nine months ended September 30, 2012, the Company believes there is no net deferred tax asset to be recorded for the market value starting base.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of 2012, the Company realized a net tax benefit of $59.7 million due to an acquisition restructuring of PEA-PCI whereby certain PEA-PCI tax entities joined the Peabody legacy Australian tax group. The benefit resulted from a $14.6 million reduction in deferred tax liabilities and a $45.1 million net reduction in valuation allowance on certain deferred tax assets and net operating losses due to the tax basis reset of PEA-PCI assets required upon joining the Company's Australian consolidated tax group.
(11) Debt
The Company’s total indebtedness as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in millions)
Term Loan	$450.0	$468.8
2011 Term Loan Facility	975.0	1,000.0
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,600.0
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,500.0
7.875% Senior Notes due November 2026	247.4	247.3
Convertible Junior Subordinated Debentures due December 2066	376.8	375.2
Capital lease obligations	111.6	122.8
Other	43.9	43.4
Total Debt	$6,363.1	$6,657.5

6.00% and 6.25% Senior Notes
During the second quarter of 2012, the Company repurchased $81.2 million and $160.4 million in aggregate principal amount of its 6.00% and 6.25% Senior Notes due 2018 and 2021 (the Notes), respectively, with existing cash on hand. The Company recognized a loss on debt extinguishment of $2.8 million associated with these repurchases, which was comprised of $3.4 million of expense related to the write-off of deferred financing costs and a gain of $0.6 million as the repurchases were made below par value. The loss is classified in "Interest expense" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2012.
During the third quarter of 2012, the Company commenced an offer to exchange any and all of the Notes outstanding for substantially identical freely tradable debt securities registered under the Securities Act of 1933. The exchange offer was completed in October 2012 and did not affect the Company's indebtedness outstanding.
Other Long-Term Debt
Other than the foregoing, there were no significant changes to the Company's long-term debt subsequent to December 31, 2011. Information regarding the Company's debt is outlined in Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Pension and Postretirement Benefit Costs
Net periodic pension costs included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost for benefits earned	$0.5	$0.4	$1.5	$1.3
Interest cost on projected benefit obligation	11.7	12.4	35.1	37.3
Expected return on plan assets	(15.9)	(16.1)	(47.8)	(48.3)
Amortization of prior service cost	0.3	0.3	0.8	0.8
Amortization of actuarial loss	12.1	7.5	36.4	22.5
Net periodic pension costs	$8.7	$4.5	$26.0	$13.6
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of January 1, 2012, the Company's qualified plans were above the Pension Protection Act thresholds and will therefore avoid benefit restrictions and at-risk penalties for 2012. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21), a highway reauthorization and student loan bill that includes both pension funding stabilization provisions and PBGC premium increases, was signed into law. The pension funding stabilization provisions temporarily increased the interest rates used to determine pension liabilities for purposes of minimum funding requirements. MAP-21 is not expected to change the Company's total required cash contributions over the long term, but is expected to reduce the Company's required cash contributions through 2015 relative to prior law if current interest rate levels persist. Based upon revised minimum funding requirements in accordance with MAP-21, the Company has no further funding requirements to its qualified plans for the remainder of 2012. Prior to the enactment of MAP-21, the Company intended to contribute $5.0 million in 2012 to meet minimum contribution requirements for its qualified plans. The Company expects to make contributions to its non-qualified plans during 2012 totaling less than $2.0 million.
Net periodic postretirement benefit costs included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost for benefits earned	$3.6	$3.5	$10.9	$9.8
Interest cost on accumulated postretirement benefit obligation	13.7	14.5	41.2	43.4
Amortization of prior service cost	0.7	0.8	1.7	1.6
Amortization of actuarial loss	8.1	6.7	24.5	20.2
Net periodic postretirement benefit costs	$26.1	$25.5	$78.3	$75.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Other Commercial Events
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
Subsequent to June 6, 2012, the 5.06% share of the results of operations of Unit 1 have been included in the Company's condensed consolidated statements of income.
Included in "Investments and other assets" in the condensed consolidated balance sheet as of September 30, 2012 are costs of $88.1 million related to the Company's investment in the second of two 800 megawatt electricity generation units (Unit 2).
In June 2011, the Company recognized income associated with the receipt of a $14.6 million project development fee associated with Prairie State, classified in "Other revenues" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2011.
Coal Reserves
In June 2011, the Company exchanged coal reserves in Kentucky and coal reserves and surface lands in Illinois for coal reserves in West Virginia in a nonmonetary exchange with a third party. Based on the fair value of the coal reserves received, the Company recognized a gain of $23.5 million on the exchange. Fair value was determined using a discounted cash flow model that included assumptions surrounding future coal sales prices, operating costs and discount rate. Based on the non-cash nature of the transaction, there was no impact to the investing section of the Company's unaudited condensed consolidated statement of cash flows.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For all but the performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For the Company’s performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted. For a full discussion of the Company’s share-based compensation awards, see Note 17 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The computation of diluted EPS excludes anti-dilutive shares of approximately 0.1 million for each of the periods presented. These anti-dilutive shares were due to certain share-based compensation awards calculated under the treasury stock method. Anti-dilution generally occurs where the exercise prices are higher than the average market value of the Company’s stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
EPS numerator:
Income from continuing operations, net of income taxes	$122.9	$291.2	$520.4	$791.3
Less: Net (loss) income attributable to noncontrolling interests	(1.3)	7.4	7.4	17.0
Income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	124.2	283.8	513.0	774.3
Less: Earnings from continuing operations allocated to participating securities	0.8	1.6	3.8	4.4
Income from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	123.4	282.2	509.2	769.9
Loss from discontinued operations, net of income taxes	(81.3)	(9.7)	(92.7)	(38.9)
Less: Loss from discontinued operations allocated to participating securities	$(0.6)	$—	$(0.8)	$(0.2)
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities (1)	$(80.7)	$(9.7)	$(91.9)	$(38.7)
Net income attributable to common stockholders, after allocation of earnings to participating securities (1)	$42.7	$272.5	$417.3	$731.2

EPS denominator:
Weighted average shares outstanding — basic	266.2	269.2	268.5	269.0
Impact of dilutive securities	0.6	1.4	0.7	1.5
Weighted average shares outstanding — diluted	266.8	270.6	269.2	270.5

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.46	$1.05	$1.89	$2.86
Loss from discontinued operations	(0.30)	(0.04)	(0.34)	(0.14)
Net income	$0.16	$1.01	$1.55	$2.72

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.46	$1.04	$1.89	$2.84
Loss from discontinued operations	(0.30)	(0.04)	(0.34)	(0.13)
Net income	$0.16	$1.00	$1.55	$2.71

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the periods presented.

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk
As of September 30, 2012, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other(1)	Total
	(Dollars in millions)
Self bonding	$1,221.9	$—	$—	$—	$1,221.9
Surety bonds	372.1	105.3	11.8	9.8	499.0
Bank guarantees	225.9	—	—	204.7	430.6
Letters of credit	—	—	62.4	81.2	143.6
	$1,819.9	$105.3	$74.2	$295.7	$2,295.1

(1)
Other includes the $79.7 million in letters of credit described below and an additional $216.0 million in bank guarantees, surety bonds and letters of credit related to collateral for surety companies, road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of September 30, 2012, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of September 30, 2012. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly owned, bankruptcy-remote subsidiary (Seller). At September 30, 2012, the Company had $153.1 million remaining capacity available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes trade receivables of most of the Company's U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the revolving credit facility portion of the Company’s Credit Facility, effectively managing its overall borrowing costs and providing an additional source of working capital. The securitization program extends to May 2013, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the nine months ended September 30, 2012, the Company received total consideration of $3,210.2 million related to accounts receivable sold under the securitization program, including $1,973.7 million of cash up front from the sale of

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the receivables, an additional $874.6 million of cash upon the collection of the underlying receivables and $362.0 million that had not been collected at September 30, 2012 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $100.0 million and $150.0 million at September 30, 2012 and December 31, 2011, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.5 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.
Patriot Bankruptcy
On October 31, 2007, the Company spun-off companies that constituted portions of its former Eastern U.S. Mining operations business segment to form Patriot Coal Corporation (Patriot). The spin-off included eight company-operated mines, two majority-owned joint venture mines and numerous contractor-operated mines serviced by eight coal preparation facilities, along with 1.2 billion tons of proven and probable coal reserves. On July 9, 2012, Patriot and certain of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York.
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
The Company also has a small number of commercial arrangements with Patriot and believes its potential exposure under these agreements will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows.
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
The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries and substantially all of the Company’s U.S. subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments.

(16) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2012, purchase commitments for capital expenditures were $728.3 million, all of which is obligated within the next three years and $688.5 million is obligated in the next 12 months.
Federal Coal Leases
In the second quarter of 2012, the Company was named by the U.S. Department of the Interior, Bureau of Land Management (BLM) as the winning bidder for control of approximately 1.1 billion tons of federal coal reserves adjacent to its North Antelope Rochelle Mine in the Southern Powder River Basin of Wyoming, with a weighted average bid price of approximately $1.10 per mineable ton. Consequently, the Company made aggregate payments of $247.9 million in the nine months ended September 30, 2012 pursuant to the two associated federal coal leases, with remaining annual payments of $247.9 million due in each of the next four years.
In July 2011, the Company was named by the BLM as the winning bidder for control of approximately 220 million tons of federal coal reserves adjacent to its Caballo Mine in the Powder River Basin at a bid price of $0.95 per mineable ton, with payments of $42.1 million due annually in each of the years from 2011 through 2015 pursuant to the associated federal coal lease (the Belle Ayr North Lease). Similarly, in September 2011, a subsidiary of Alpha Natural Resources, Inc. (Alpha) was named by the BLM as the winning bidder for control of approximately 130 million tons of federal coal reserves in the Powder River Basin at a bid price of $1.10 per mineable ton, with contractual payments of $28.6 million due annually in each of the years from 2011 through 2015 under the associated federal coal lease (the Caballo West Lease). In July 2012, the Company and Alpha executed a lease exchange agreement with the BLM whereby the Company agreed to sell, assign and transfer its interest in the Belle Ayr North Lease in exchange for (i) Alpha's interest in the Caballo West Lease, (ii) reimbursement of $13.5 million for the difference in the related federal coal lease payments made by each party in 2011 and (iii) five annual true up payments of $3.9 million for the excess of the $1.10 bid price per mineable ton assumed under the Caballo West Lease over the $0.95 price under the transferred lease. An aggregate of $17.4 million was received from Alpha at closing for the reimbursement payment and first true up payment, which was classified in "Proceeds from disposal of assets" in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012. The four remaining annual true up payments are due from Alpha on November 1 in each of the years from 2012 through 2015.
The federal coal leases executed with the BLM described above expire after a 20-year initial term, unless at such time there is ongoing production on the subject leases or within an active logical mining unit of which they are part.
Other
In the third quarter of 2012, the Company entered into long-term agreements with Kinder Morgan Energy Partners L.P. (Kinder Morgan) to secure and expand the Gulf Coast export platform of the Company's Western U.S. Mining and Midwestern U.S. Mining coal products. Under the multi-terminal agreements, the Company gains additional access to Kinder Morgan's Deepwater Terminal and Houston Bulk Terminal near Houston, Texas and International Marine Terminal in Myrtle Grove, Louisiana through 2021 and 2020, respectively. The agreements are expected to increase the Company's annual Gulf Coast coal export capacity by approximately 2 million and 4 million tons in 2013 and 2014, respectively, and 5 million to 7 million tons in each of the years from 2015 through 2020. These agreements are subject to customary minimum throughput obligations during those periods at commercially reasonable coal handling, blending and storage rates.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation Relating to Continuing Operations
Gulf Power Company Litigation.  On June 22, 2006, Gulf Power Company (Gulf Power) filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company’s subsidiary under a coal supply agreement with Gulf Power and seeking damages for alleged past and future tonnage shortfalls of nearly 5 million tons under the agreement, which expired on December 31, 2007. On June 30, 2009, the court granted Gulf Power’s motion for partial summary judgment on liability and denied the Company subsidiary’s motion for summary judgment. On September 30, 2010, the court entered its order on damages, awarding Gulf Power zero dollars in damages and the Company subsidiary its costs to defend the lawsuit. On November 1, 2010, Gulf Power filed a motion to alter or amend the judgment, contesting the trial court’s damages order, to which the Company subsidiary objected. The court entered an order on July 29, 2011 that affirmed its September 30, 2010 decision in all respects except for 2007 cover coal purchases and granted in part Gulf Power's motion to alter judgment with respect to 2007 cover coal purchases. On September 30, 2011, the court entered an order awarding Gulf Power damages in the amount of $20.5 million for its 2007 cover coal purchases. On January 19, 2012, the court entered its order awarding Gulf Power prejudgment interest in the amount of $6.9 million plus post-judgment interest. The Company's subsidiary has filed its notice of appeal and briefing is complete. Oral arguments before the U.S. Court of Appeals for the Eleventh Circuit is scheduled for the week of January 26, 2013. Based on the Company's evaluation of information currently available concerning the issues and their potential impact, the Company believes that its subsidiary will be successful in the liability appeals process and, therefore, no liability has been recorded at this time.
Monto Coal Pty Limited, Monto Coal 2 Pty Ltd Limited and Macarthur Coal Limited. In October 2007, a statement of claim was delivered to Monto Coal Pty Ltd, a wholly owned subsidiary of PEA-PCI, then Macarthur Coal Limited, and Monto Coal 2 Pty Ltd, an equity accounted investee, from the minority interest holders in the Monto Coal Joint Venture, alleging that Monto Coal 2 Pty Ltd breached the Monto Coal Joint Venture Agreement and Monto Coal Pty Ltd breached the Monto Coal Management Agreement. Monto Coal Pty Ltd is the manager of the Monto Coal Joint Venture pursuant to the Management Agreement. Monto Coal 2 Pty Ltd holds a 51% interest in the Monto Coal Joint Venture. The plaintiffs are Sanrus Pty Ltd, Edge Developments Pty Ltd and H&J Enterprises (Qld) Pty Ltd. An additional statement of claim was delivered to PEA-PCI in November 2010 from the same minority interest holders in the Monto Coal Joint Venture, alleging that PEA-PCI induced Monto Coal 2 Pty Ltd and Monto Coal Pty Ltd to breach the Monto Coal Joint Venture Agreement and the Monto Coal Management Agreement, respectively. These actions, which are pending before the Supreme Court of Queensland, Australia, seek damages from the three defendants collectively of no less than $1,193.2 million Australian dollars, plus interest and costs. The defendants dispute the claims and are vigorously defending their positions. Based on the Company's evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.
Claims and Litigation Relating to Indemnities or Historical Operations
Oklahoma Lead Claims.  Gold Fields Mining, LLC (Gold Fields) is a dormant, non-coal producing entity that was previously managed and owned by Hanson plc, the Company’s predecessor owner. In a February 1997 spin-off, Hanson plc transferred ownership of Gold Fields to the Company, despite the fact that Gold Fields had no ongoing operations and the Company had no prior involvement in its past operations. Gold Fields is currently one of the Company’s subsidiaries. The Company indemnified TXU Group with respect to certain claims relating to a former affiliate of Gold Fields. A predecessor of Gold Fields formerly operated two lead mills near Picher, Oklahoma prior to the 1950s and mined, in accordance with lease agreements and permits, approximately 0.15% of the total amount of the crude ore mined in the county.
In June 2005, Gold Fields and other potentially responsible parties (PRPs) received a letter from the U. S. Department of Justice alleging that the PRPs' mining operations caused the U.S. Environmental Protection Agency (EPA) to incur approximately $125 million in residential yard remediation costs at Picher, Oklahoma and will cause the EPA to incur additional remediation costs relating to historical mining sites. In June 2008, Gold Fields and other PRPs received letters from the U.S. Department of Justice and the EPA re-initiating settlement negotiations. Gold Fields continues to participate in the settlement discussions. Gold Fields believes it has meritorious defenses to these claims.
In February 2005, the state of Oklahoma, on behalf of itself and several other parties, sent a notice to Gold Fields and other companies regarding a possible natural resources damage claim. The state of Oklahoma has also indicated that it seeks to recover remediation costs from these parties.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The outcome of these claims is subject to numerous uncertainties. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
Patriot Coal Corporation. On October 23, 2012, eight individual plaintiffs and the United Mine Workers of America filed a putative class action lawsuit in the U.S. District Court for the Southern District of West Virginia against Peabody Holding Company, LLC, Peabody Energy Corporation and an unrelated coal company. The lawsuit seeks to have the court obligate the defendants to maintain certain Patriot Coal Corporation benefit plans at their current levels and to find the defendants actions in violation of the Employee Retirement Income Security Act of 1974. The Company believes that the lawsuit is without merit and will vigorously defend against it.
Environmental Claims and Litigation
Environmental claims have been asserted against Gold Fields related to activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a PRP at five national priority list sites based on the Superfund Amendments and Reauthorization Act of 1986. Claims were asserted at 13 additional sites, bringing the total to 18, which have since been reduced to 10 by completion of work, transfer or regulatory inactivity. The number of PRP sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns varies by site, as does the estimated share of responsibility relative to other PRPs for Gold Fields or the former affiliate. Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $48.7 million as of September 30, 2012 and $52.5 million as of December 31, 2011, $7.8 million and $11.6 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.
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

Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et al.  In February 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, several owners of electricity generating facilities and several oil companies. The plaintiffs are the governing bodies of a village in Alaska that they contend is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for nuisance, and allege that the defendants have acted in concert and are jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village. The defendants filed motions to dismiss on the grounds of lack of personal and subject matter jurisdiction. In June 2009, the court granted defendants’ motion to dismiss for lack of subject matter jurisdiction finding that plaintiffs’ federal claim for nuisance is barred by the political question doctrine and for lack of standing. The plaintiffs appealed the court’s dismissal to the U.S. Court of Appeals for the Ninth Circuit, which heard oral arguments on November 28, 2011. On September 29, 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court's dismissal of the case on the grounds that the Clean Air Act and Environmental Protection Agency action under the Clean Air Act displaces the plaintiffs' claims.  On October 4, 2012, the plaintiffs filed a petition for rehearing en banc, which requests the case to be heard before all judges of the court.

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Segment Information
The Company reports its results of operations primarily through the following reportable segments: “Western U.S. Mining,” “Midwestern U.S. Mining,” “Australian Mining,” “Trading and Brokerage” and “Corporate and Other.” The Company’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. The Company defines Adjusted EBITDA as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization and amortization of basis difference associated with equity method investments.
Reportable segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Revenues:
Australian Mining	$866.0	$718.7	$2,605.0	$2,155.3
Western U.S. Mining	783.5	758.5	2,213.5	2,124.5
Midwestern U.S. Mining	355.7	368.5	1,050.1	1,025.3
Trading and Brokerage	45.6	131.5	173.7	329.5
Corporate and Other	8.0	3.4	18.3	31.5
Total	$2,058.8	$1,980.6	$6,060.6	$5,666.1

Adjusted EBITDA:
Australian Mining	$221.4	$246.1	$757.4	$852.2
Western U.S. Mining	243.9	218.7	616.3	532.2
Midwestern U.S. Mining	103.5	105.4	317.4	292.8
Trading and Brokerage	35.7	57.4	109.2	134.6
Corporate and Other	(144.6)	(119.1)	(378.8)	(273.4)
Total	$459.9	$508.5	$1,421.5	$1,538.4
A reconciliation of Adjusted EBITDA to consolidated income from continuing operations, net of income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Total Adjusted EBITDA	$459.9	$508.5	$1,421.5	$1,538.4
Depreciation, depletion and amortization	172.5	108.4	470.7	317.6
Amortization of basis difference related to equity affiliates	(0.2)	—	3.0	—
Asset retirement obligation expenses	21.1	14.6	53.3	43.3
Interest expense	99.4	59.2	308.3	159.1
Interest income	(5.1)	(4.1)	(19.7)	(11.7)
Income tax provision	49.3	39.2	85.5	238.8
Income from continuing operations, net of income taxes	$122.9	$291.2	$520.4	$791.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Supplemental Guarantor/Non-Guarantor Financial Information
In accordance with the indentures governing the 5.875% Senior Notes due April 2016 (redeemed in the second quarter of 2011), the 7.375% Senior Notes due November 2016, the 6.00% Senior Notes due September 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due September 2021 and the 7.875% Senior Notes due November 2026 (collectively the Senior Notes), certain wholly owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.
Unaudited Supplemental Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,336.9	$778.3	$(56.4)	$2,058.8
Costs and expenses
Operating costs and expenses	(95.6)	882.8	778.2	(56.4)	1,509.0
Depreciation, depletion and amortization	—	84.8	87.7	—	172.5
Asset retirement obligation expenses	—	11.8	9.3	—	21.1
Selling and administrative expenses	8.3	54.5	5.9	—	68.7
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(1.4)	1.2	—	(0.2)
(Income) loss from equity affiliates	(117.0)	1.9	19.3	117.0	21.2
Interest expense	101.8	5.8	124.4	(132.6)	99.4
Interest income	(72.9)	(46.8)	(18.0)	132.6	(5.1)
Unrealized (gain) loss on derivatives	—	(112.3)	112.3	—	—
Income (loss) from continuing operations before income taxes	175.4	455.8	(342.0)	(117.0)	172.2
Income tax provision (benefit)	131.8	101.7	(184.2)	—	49.3
Income (loss) from continuing operations, net of income taxes	43.6	354.1	(157.8)	(117.0)	122.9
Loss from discontinued operations, net of income taxes	(0.7)	(75.9)	(4.7)	—	(81.3)
Net income (loss)	42.9	278.2	(162.5)	(117.0)	41.6
Less: Net loss attributable to noncontrolling interests	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to common stockholders	$42.9	$278.2	$(161.2)	$(117.0)	$42.9
Comprehensive income (loss) attributable to common stockholders	$119.3	$291.7	$(175.8)	$(115.9)	$119.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,213.3	$811.3	$(44.0)	$1,980.6
Costs and expenses
Operating costs and expenses	(99.3)	905.0	637.7	(44.0)	1,399.4
Depreciation, depletion and amortization	—	69.6	38.8	—	108.4
Asset retirement obligation expenses	—	11.0	3.6	—	14.6
Selling and administrative expenses	8.0	52.5	10.7	—	71.2
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(1.8)	0.1	—	(1.7)
(Income) loss from equity affiliates	(252.5)	2.7	0.5	252.5	3.2
Interest expense	61.0	13.7	1.9	(17.4)	59.2
Interest income	(4.1)	(5.2)	(12.2)	17.4	(4.1)
Income from continuing operations before income taxes	286.9	165.8	130.2	(252.5)	330.4
Income tax provision (benefit)	12.9	46.7	(20.4)	—	39.2
Income from continuing operations, net of income taxes	274.0	119.1	150.6	(252.5)	291.2
Income (loss) from discontinued operations, net of income taxes	0.1	(7.7)	(2.1)	—	(9.7)
Net income	274.1	111.4	148.5	(252.5)	281.5
Less: Net income attributable to noncontrolling interests	—	—	7.4	—	7.4
Net income attributable to common stockholders	$274.1	$111.4	$141.1	$(252.5)	$274.1
Comprehensive income attributable to common stockholders	$82.4	$121.5	$205.2	$(326.7)	$82.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$3,539.2	$2,694.4	$(173.0)	$6,060.6
Costs and expenses
Operating costs and expenses	(313.2)	2,546.9	2,336.1	(173.0)	4,396.8
Depreciation, depletion and amortization	—	232.0	238.7	—	470.7
Asset retirement obligation expenses	—	34.7	18.6	—	53.3
Selling and administrative expenses	29.2	154.5	18.7	—	202.4
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(6.3)	(1.3)	—	(7.6)
(Income) loss from equity affiliates	(407.9)	5.7	44.8	407.9	50.5
Interest expense	312.1	12.9	350.3	(367.0)	308.3
Interest income	(224.3)	(112.6)	(49.8)	367.0	(19.7)
Unrealized (gain) loss on derivatives	—	(69.6)	69.6	—	—
Income (loss) from continuing operations before income taxes	604.1	741.0	(331.3)	(407.9)	605.9
Income tax provision (benefit)	182.7	155.3	(252.5)	—	85.5
Income (loss) from continuing operations, net of income taxes	421.4	585.7	(78.8)	(407.9)	520.4
Loss from discontinued operations, net of income taxes	(1.1)	(78.0)	(13.6)	—	(92.7)
Net income (loss)	420.3	507.7	(92.4)	(407.9)	427.7
Less: Net income attributable to noncontrolling interests	—	—	7.4	—	7.4
Net income (loss) attributable to common stockholders	$420.3	$507.7	$(99.8)	$(407.9)	$420.3
Comprehensive income attributable to common stockholders	$585.9	$548.6	$34.4	$(583.0)	$585.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Income

	Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$3,427.8	$2,456.5	$(218.2)	$5,666.1
Costs and expenses
Operating costs and expenses	(289.3)	2,619.7	1,846.5	(218.2)	3,958.7
Depreciation, depletion and amortization	—	210.5	107.1	—	317.6
Asset retirement obligation expenses	—	30.7	12.6	—	43.3
Selling and administrative expenses	24.9	151.0	15.5	—	191.4
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(32.3)	0.9	—	(31.4)
(Income) loss from equity affiliates	(664.3)	6.4	2.6	664.3	9.0
Interest expense	162.3	40.6	7.5	(51.3)	159.1
Interest income	(12.8)	(15.8)	(34.4)	51.3	(11.7)
Income from continuing operations before income taxes	779.2	417.0	498.2	(664.3)	1,030.1
Income tax provision	43.1	109.0	86.7	—	238.8
Income from continuing operations, net of income taxes	736.1	308.0	411.5	(664.3)	791.3
Loss from discontinued operations, net of income taxes	(0.7)	(6.3)	(31.9)	—	(38.9)
Net income	735.4	301.7	379.6	(664.3)	752.4
Less: Net income attributable to noncontrolling interests	—	—	17.0	—	17.0
Net income attributable to common stockholders	$735.4	$301.7	$362.6	$(664.3)	$735.4
Comprehensive income attributable to common stockholders	$664.2	$337.3	$405.8	$(743.1)	$664.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$237.9	$0.2	$409.9	$—	$648.0
Accounts receivable, net	5.4	72.1	604.7	—	682.2
Inventories	—	257.4	297.5	—	554.9
Assets from coal trading activities, net	—	9.6	46.6	—	56.2
Deferred income taxes	—	69.6	—	(53.8)	15.8
Other current assets	317.7	23.3	356.6	—	697.6
Total current assets	561.0	432.2	1,715.3	(53.8)	2,654.7
Property, plant, equipment and mine development, net	—	5,130.5	7,380.6	—	12,511.1
Investments and other assets	10,700.6	106.0	936.0	(10,058.0)	1,684.6
Total assets	$11,261.6	$5,668.7	$10,031.9	$(10,111.8)	$16,850.4

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$75.0	$—	$49.8	$—	$124.8
Payables to (receivables from) affiliates, net	2,272.8	(2,576.6)	303.8	—	—
Liabilities from coal trading activities, net	—	9.7	10.2	—	19.9
Deferred income taxes	11.6	—	42.2	(53.8)	—
Accounts payable and accrued expenses	121.1	704.1	819.9	—	1,645.1
Total current liabilities	2,480.5	(1,862.8)	1,225.9	(53.8)	1,789.8
Long-term debt, less current maturities	6,132.7	6.6	99.0	—	6,238.3
Deferred income taxes	66.6	126.0	192.4	—	385.0
Notes (receivable from) payable to affiliates, net	(3,421.3)	(1,097.4)	4,518.7	—	—
Other noncurrent liabilities	58.5	1,975.4	426.4	—	2,460.3
Total liabilities	5,317.0	(852.2)	6,462.4	(53.8)	10,873.4
Peabody Energy Corporation’s stockholders’ equity	5,944.6	6,520.9	3,537.1	(10,058.0)	5,944.6
Noncontrolling interests	—	—	32.4	—	32.4
Total stockholders’ equity	5,944.6	6,520.9	3,569.5	(10,058.0)	5,977.0
Total liabilities and stockholders’ equity	$11,261.6	$5,668.7	$10,031.9	$(10,111.8)	$16,850.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$283.2	$0.8	$515.1	$—	$799.1
Accounts receivable, net	5.3	100.8	816.4	—	922.5
Inventories	—	218.1	226.3	—	444.4
Assets from coal trading activities, net	—	14.9	29.7	—	44.6
Deferred income taxes	—	48.0	—	(20.7)	27.3
Other current assets	305.1	100.7	362.2	—	768.0
Total current assets	593.6	483.3	1,949.7	(20.7)	3,005.9
Property, plant, equipment and mine development, net	—	4,797.7	6,453.9	—	11,251.6
Investments and other assets	10,300.8	310.8	1,496.1	(9,632.2)	2,475.5
Total assets	$10,894.4	$5,591.8	$9,899.7	$(9,652.9)	$16,733.0

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$62.5	$—	$38.6	$—	$101.1
Payables to (receivables from) affiliates, net	2,417.8	(2,529.1)	111.3	—	—
Liabilities from coal trading activities, net	—	4.2	6.1	—	10.3
Deferred income taxes	11.6	—	9.1	(20.7)	—
Accounts payable and accrued expenses	69.4	868.8	774.1	—	1,712.3
Total current liabilities	2,561.3	(1,656.1)	939.2	(20.7)	1,823.7
Long-term debt, less current maturities	6,428.8	—	127.6	—	6,556.4
Deferred income taxes	76.0	95.3	351.9	—	523.2
Notes (receivable from) payable to affiliates, net	(3,720.0)	(981.5)	4,701.5	—	—
Other noncurrent liabilities	63.2	1,923.6	327.1	—	2,313.9
Total liabilities	5,409.3	(618.7)	6,447.3	(20.7)	11,217.2
Peabody Energy Corporation’s stockholders’ equity	5,485.1	6,210.5	3,421.7	(9,632.2)	5,485.1
Noncontrolling interests	—	—	30.7	—	30.7
Total stockholders’ equity	5,485.1	6,210.5	3,452.4	(9,632.2)	5,515.8
Total liabilities and stockholders’ equity	$10,894.4	$5,591.8	$9,899.7	$(9,652.9)	$16,733.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$252.2	$1,225.0	$(103.5)	$1,373.7
Net cash used in discontinued operations	(1.6)	(8.0)	(72.6)	(82.2)
Net cash provided by (used in) operating activities	250.6	1,217.0	(176.1)	1,291.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(188.3)	(543.8)	(732.1)
Federal coal lease expenditures	—	(247.9)	—	(247.9)
Investment in Prairie State Energy Campus	—	(9.4)	—	(9.4)
Proceeds from disposal of assets	—	59.3	34.2	93.5
Proceeds from sales and maturities of debt and equity securities	—	—	39.0	39.0
Purchases of debt and equity securities	—	—	(23.8)	(23.8)
Contributions to joint ventures	—	—	(531.2)	(531.2)
Distributions from joint ventures	—	—	527.7	527.7
Repayments of loans from related parties	—	—	720.2	720.2
Advances to related parties	—	—	(743.4)	(743.4)
Other, net	—	(3.0)	(0.2)	(3.2)
Net cash used in continuing operations	—	(389.3)	(521.3)	(910.6)
Net cash used in discontinued operations	—	(1.9)	(9.3)	(11.2)
Net cash used in investing activities	—	(391.2)	(530.6)	(921.8)
Cash Flows From Financing Activities
Payments of long-term debt	(285.3)	(0.3)	(20.1)	(305.7)
Common stock repurchase	(99.9)	—	—	(99.9)
Acquisition of MCG Coal Holdings Pty Ltd noncontrolling interests	—	—	(49.8)	(49.8)
Dividends paid	(69.1)	—	—	(69.1)
Repurchase of employee common stock relinquished for tax withholding	(8.3)	—	—	(8.3)
Excess tax benefits related to share-based compensation	3.6	—	—	3.6
Other, net	9.4	—	(1.0)	8.4
Transactions with affiliates, net	153.7	(826.1)	672.4	—
Net cash (used in) provided by financing activities	(295.9)	(826.4)	601.5	(520.8)
Net change in cash and cash equivalents	(45.3)	(0.6)	(105.2)	(151.1)
Cash and cash equivalents at beginning of period	283.2	0.8	515.1	799.1
Cash and cash equivalents at end of period	$237.9	$0.2	$409.9	$648.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by continuing operations	$144.7	$718.3	$353.7	$1,216.7
Net cash (used in) provided by discontinued operations	(1.6)	1.2	(25.8)	(26.2)
Net cash provided by operating activities	143.1	719.5	327.9	1,190.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(211.1)	(342.3)	(553.4)
Federal coal lease expenditures	—	(42.4)	—	(42.4)
Investment in Prairie State Energy Campus	—	(29.8)	—	(29.8)
Proceeds from disposal of assets	—	12.1	—	12.1
Investment in equity affiliates and joint ventures	—	(2.1)	(37.7)	(39.8)
Proceeds from sales and maturities of debt and equity securities	—	—	53.3	53.3
Purchases of debt and equity securities	—	—	(44.1)	(44.1)
Purchases of short-term investments	(75.0)	—	(25.0)	(100.0)
Proceeds from sale of short-term investments	75.0	—	25.0	100.0
Investment in shares of Macarthur Coal Limited	—	—	(45.5)	(45.5)
Other, net	—	(4.4)	—	(4.4)
Net cash used in continuing operations	—	(277.7)	(416.3)	(694.0)
Net cash used in discontinued operations	—	(7.5)	(55.3)	(62.8)
Net cash used in investing activities	—	(285.2)	(471.6)	(756.8)
Cash Flows From Financing Activities
Payments of long-term debt	(236.9)	—	(11.5)	(248.4)
Dividends paid	(69.1)	—	—	(69.1)
Repurchase of employee common stock relinquished for tax withholding	(16.1)	—	—	(16.1)
Excess tax benefits related to share-based compensation	6.1	—	—	6.1
Other, net	6.8	—	(6.6)	0.2
Transactions with affiliates, net	220.2	(438.5)	218.3	—
Net cash (used in) provided by financing activities	(89.0)	(438.5)	200.2	(327.3)
Net change in cash and cash equivalents	54.1	(4.2)	56.5	106.4
Cash and cash equivalents at beginning of period	903.8	5.2	386.2	1,295.2
Cash and cash equivalents at end of period	$957.9	$1.0	$442.7	$1,401.6

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or our future financial performance, including, without limitation, the section captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We use words such as “anticipate,” “believe,” “expect,” “may,” “project,” “should,” “estimate” or “plan” or other similar words to identify forward-looking statements.
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors and other factors that could affect our results contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.
When used in this filing, the term "ton" refers to short or net tons, equal to 2,000 pounds (907.18 kilograms), while "tonne" refers to metric tons, equal to 2,294.62 pounds (1,000 kilograms).
Overview
We are the world’s largest private sector coal company. We own interests in 29 coal mining operations, including a majority interest in 28 coal mining operations located in the United States (U.S.) and Australia and a 50% equity interest in the Middlemount Mine in Australia. We also own a noncontrolling interest in a mining operation in Venezuela. In addition to our mining operations, we market, broker and trade coal through trading and business offices in China, Australia, the United Kingdom, Germany, Singapore, Indonesia, Mongolia and the U.S.
In 2011, we produced and sold 226.3 million and 249.4 million tons of coal, respectively. During this period, 82% of our total sales (by volume) were to U.S. electricity generators, 15% were to customers outside the U.S. and 3% were to the U.S. industrial sector. Approximately 91% of our prior year worldwide sales (by volume) were under long-term contracts (those with terms in excess of one year).
We conduct business through four principal operating segments: Western U.S. Mining, Midwestern U.S. Mining, Australian Mining and Trading and Brokerage. Our Western U.S. Mining segment consists of our Powder River Basin, Southwest and Colorado operations, while our Midwestern U.S. Mining segment consists of our operations in Illinois and Indiana.
The principal business of the Western and Midwestern U.S. Mining segments is the mining, preparation and sale of thermal coal. In the U.S., we typically supply thermal coal to domestic electricity generators and industrial customers for power generation under long-term contracts, with a portion sold into the seaborne export markets.
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

Results of Operations
Non-U.S. GAAP Financial Measures
The following discussion of our results of operations includes references to and analysis of Adjusted EBITDA, a financial measure not recognized in accordance with U.S. generally accepted accounting principles (GAAP). This financial measure is not intended as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. We define Adjusted EBITDA as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization and amortization of basis difference associated with equity method investments. Adjusted EBITDA is used by management to measure our segments’ operating performance and management believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Adjusted EBITDA is reconciled to its most comparable measure under U.S. GAAP in Note 17 to our unaudited condensed consolidated financial statements.
Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011
Summary
U.S. coal markets experienced downturns in both consumption and production through the nine months ended September 30, 2012, with declines in U.S. coal-fueled generation driven by competition from natural gas for share of electricity generation, mild winter weather and weak economic activity. These negative factors were partially offset, particularly in the third quarter of 2012, by the benefit of above-average summer temperatures, higher-than-average coal stockpile drawdowns in June through August and higher natural gas prices in recent months compared to the beginning of the year.
In response to adverse domestic coal market conditions, numerous coal mining companies have implemented production cuts and idled operations throughout the current year. We permanently ceased production at our Air Quality Mine in Indiana in September 2012 due to uneconomic market conditions for the type of coal product previously produced at the site. The U.S. Energy Information Administration (EIA) reported total U.S. production decreased from the prior year through September 2012 by 6% on both a quarter-to-date and year-to-date basis. As a result of the contraction in demand, we are targeting 2012 U.S. sales volumes of 188 to 192 million tons, a projected decline of approximately 6% to 8% from our 2011 volumes.
International coal markets continued to show signs of growth during the nine months ended September 30, 2012, though at a tempered pace compared to 2011. China's coal-fueled electricity generation rose approximately 1% from January through September 2012 as compared to the same period in 2011 according to the China National Energy Administration. India's coal-fueled electricity generation increased 12% from January through September 2012 compared to the corresponding prior year period according to the India Central Electricity Authority. Europe and Japan have increased their year-over-year electricity generation from coal due to reduced nuclear generation and the cost competitiveness of coal compared to natural gas in global markets. Steel production in the major Asian economies grew slightly by approximately 2% from January through September 2012 according to data recently published by the World Steel Association (WSA), a modest rate compared with those observed during the same period in 2011. Worldwide steel production for the nine months ended September 2012 increased by less than 1% compared to the corresponding prior year period, with growth in Asia and the U.S. offset by reduced production from Europe. This flat growth in steel production and deceleration in the pace of global economic growth, as evidenced by downward revisions in global gross domestic product (GDP) growth projections from the International Monetary Fund (IMF) during the nine months ended September 30, 2012, put downward pressure on seaborne coal prices. As a result, third quarter 2012 benchmark metallurgical and thermal coal prices decreased by 36% and 12%, respectively, compared with the year-ago quarter.
Revenues increased during both the three and nine months ended September 30, 2012 compared to the prior year (three months, $78.2 million; nine months, $394.5 million), led by contributions from our mines acquired as part of the PEA-PCI acquisition, higher average realized pricing in the U.S. and increased volumes from Australian mine expansions, partially offset by lower U.S. sales volumes and lower pricing realized on our Australian seaborne metallurgical and thermal coal sales during the second and third quarter.

Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2012 compared to the prior year (three months, $23.1 million; nine months, $11.5 million). Higher worldwide volumes and U.S. pricing were offset by lower seaborne product pricing, operating cost escalations and contractor issues in Australia.
Income from continuing operations, net of income taxes, decreased in both the three and nine months ended September 30, 2012 compared to the prior year (three months, $168.3 million; nine months, $270.9 million), driven by lower Adjusted EBITDA and increases in interest expense and depreciation, depletion and amortization resulting from the PEA-PCI acquisition. Year-over-year changes in our effective tax rate further reduced earnings for the three months ended September 30, 2012 and improved earnings for the nine months then ended compared to 2011.
Net income declined during the three and nine months ended September 30, 2012 compared to 2011 (three months, $239.9 million; nine months, $324.7 million) due to lower income from continuing operations, net of income taxes, and charges recognized in the third quarter of 2012 related to the closing of our Air Quality Mine.
As of September 30, 2012, our available liquidity was approximately $2.2 billion, as discussed further in “Liquidity and Capital Resources.”
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Volumes		September 30,		to Volumes
	2012	2011	Tons	%	2012	2011	Tons	%
	(Tons in millions)				(Tons in millions)
Australian Mining	8.5	6.1	2.4	39.3%	23.3	18.2	5.1	28.0%
Western U.S. Mining	44.0	43.7	0.3	0.7%	124.4	127.2	(2.8)	(2.2)%
Midwestern U.S. Mining	7.0	7.6	(0.6)	(7.9)%	20.5	21.5	(1.0)	(4.7)%
Trading and Brokerage	7.1	5.5	1.6	29.1%	17.0	14.4	2.6	18.1%
Total tons sold	66.6	62.9	3.7	5.9%	185.2	181.3	3.9	2.2%
  Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Revenues		September 30,		to Revenues
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$866.0	$718.7	$147.3	20.5%	$2,605.0	$2,155.3	$449.7	20.9%
Western U.S. Mining	783.5	758.5	25.0	3.3%	2,213.5	2,124.5	89.0	4.2%
Midwestern U.S. Mining	355.7	368.5	(12.8)	(3.5)%	1,050.1	1,025.3	24.8	2.4%
Trading and Brokerage	45.6	131.5	(85.9)	(65.3)%	173.7	329.5	(155.8)	(47.3)%
Corporate and Other	8.0	3.4	4.6	135.3%	18.3	31.5	(13.2)	(41.9)%
Total revenues	$2,058.8	$1,980.6	$78.2	3.9%	$6,060.6	$5,666.1	$394.5	7.0%

Revenues from our Australian Mining segment increased during the three and nine months ended September 30, 2012 compared to the prior year due to the benefit of additional sales volumes (three months, $324.8 million; nine months, $634.9 million) in spite of the unfavorable impact of lower year-over-year seaborne metallurgical and thermal coal settlement prices discussed above (three months, $177.5 million; nine months, $185.2 million). This volume increase was driven by contributions from the acquired PEA-PCI mines (three months, $182.5 million; nine months, $479.5 million) and an overall production increase from our legacy Australian platform (three months, $142.3 million; nine months, $155.4 million). The benefit of completed mine expansions at Wilpinjong and Millennium, lower overall downtimes due to longwall moves and the adverse production effects from a roof fall at one of our Australian mines in the third quarter of 2011, partially offset by production challenges from certain contractor-operated mines, contributed to the increase in coal produced for the three months ended September 30, 2012 compared to 2011. Metallurgical coal sales totaled 3.5 million and 1.6 million tons for the three months ended September 30, 2012 and 2011, respectively, and 10.0 million and 6.0 million tons for the nine months ended September 30, 2012 and 2011, respectively.
The increase in Western U.S. Mining segment revenues for the three and nine months ended September 30, 2012 compared to the prior year resulted mainly from higher contract pricing (three months, $44.0 million; nine months, $136.0 million). The favorable price variance was partially offset by the unfavorable net impact of sales volume and mix (three months, $19.0 million; nine months, $47.0 million). Demand from electric power generators was adversely impacted compared to the prior year by competition from natural gas during the three and nine months ended September 30, 2012 and, for the nine months then ended, lower heating-degree days compared to the prior year due to warm winter weather. These effects were partially offset by a slight increase in cooling-degree days in 2012 compared to 2011 due to warm summer weather.
Midwestern U.S. Mining segment revenues benefited from higher contract pricing for the three and nine months ended September 30, 2012 compared to the prior year (three months, $12.9 million; nine months, $55.4 million). This benefit was offset by reduced sales volumes for both periods compared to the prior year attributable to soft coal market demand. Volumes were also adversely affected in the current quarter compared to the year-ago quarter from the timing of shipments due to customer facility outages for planned maintenance. For the nine months ended September 30, 2012 compared to the year-ago period, the impact of lower demand on volume was partially offset by the effect of flooding in the Midwest region experienced in the second quarter of 2011, which led to production and transportation delays at that time.
Trading and Brokerage revenues for the three and nine months ended September 30, 2012 decreased compared to the prior year due to a higher portion of our contracts being recognized on a net basis in the current year resulting from the expiration of certain physical delivery contracts that were recognized on a gross basis in the condensed consolidated statements of income in 2011, in addition to lower realized prices.
The decrease in our Corporate and Other segment revenues for the nine months ended September 30, 2012 resulted from our receipt of a $14.6 million project development fee associated with Prairie State in the second quarter of 2011.
Segment Adjusted EBITDA
The following table presents segment Adjusted EBITDA by operating segment:

			Increase (Decrease)				Increase (Decrease)
	Three Months Ended		to Segment Adjusted		Nine Months Ended		to Segment Adjusted
	September 30,		EBITDA		September 30,		EBITDA
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$221.4	$246.1	$(24.7)	(10.0)%	$757.4	$852.2	$(94.8)	(11.1)%
Western U.S. Mining	243.9	218.7	25.2	11.5%	616.3	532.2	84.1	15.8%
Midwestern U.S. Mining	103.5	105.4	(1.9)	(1.8)%	317.4	292.8	24.6	8.4%
Trading and Brokerage	35.7	57.4	(21.7)	(37.8)%	109.2	134.6	(25.4)	(18.9)%
Segment Adjusted EBITDA	$604.5	$627.6	$(23.1)	(3.7)%	$1,800.3	$1,811.8	$(11.5)	(0.6)%

Adjusted EBITDA from our Australian Mining segment was adversely affected during the three and nine months ended September 30, 2012 compared to the prior year by lower seaborne coal pricing, net of sales-related costs (three months, $159.8 million; nine months, $158.1 million), cost increases and production challenges at certain of our contractor-operated sites (three months, $14.7 million; nine months, $87.2 million), inflationary cost escalations (three months, $18.4 million; nine months, $50.5 million), the foreign currency impact on operating costs, net of hedging (three months, $10.6 million; nine months, $13.0 million) and overburden remediation costs at our PEA-PCI operating sites. Those factors were partially offset by lower year-over-year costs associated with longwall moves and the roof fall at one of our Australian mines in the third quarter of 2011 (three months, $82.7 million; nine months, $124.8 million), higher sales volumes (three months, $31.4 million; nine months, $63.1 million) and lower costs from favorable geological conditions encountered at certain of our owner-operator mines (three months, $63.8 million; nine months, $23.0 million).
Higher contract pricing, net of sales-related costs, drove an increase in Western U.S. Mining segment Adjusted EBITDA for the three and nine months ended September 30, 2012 compared to the prior year (three months, $35.8 million; nine months, $107.6 million). Adjusted EBITDA results for the nine months ended September 30, 2012 also rose year-over-year from the impact of costs associated with certain geologic issues encountered at our Twentymile Mine in the first half of 2011 ($34.0 million) and a provision for settlement costs recorded in the second quarter of 2011 relating to certain litigation ($24.5 million). These benefits were partially offset during the the three and nine months ended September 30, 2012 compared to 2011 by an unfavorable net volume and mix variance (three months, $12.0 million; nine months, $37.9 million) and the effect of higher costs and usage of labor and materials and services (three months, $3.3 million; nine months, $31.2 million), the latter of which includes costs associated with planned longwall moves.
Midwestern U.S. Mining segment Adjusted EBITDA for the three and nine months ended September 30, 2012 benefited from higher contract pricing, net of sales-related costs, compared to the prior year (three months, $11.5 million; nine months, $45.7 million) and, for the nine months then ended, the absence of costs incurred in response to flooding in the Midwest during the second quarter of 2011 ($11.6 million). These benefits were offset by higher costs incurred during the three and nine months ended September 30, 2012 compared to the prior year associated with overburden removal (three months, $3.4 million; nine months, $15.6 million). The net effect of volume and mix was unfavorable for the three month ended September 30, 2012 ($3.9 million) and favorable for the nine months then ended ($10.7 million) compared to 2011, with the a decrease in shipped volumes offset by the impact of the expiration of a low-margin purchased coal contract in 2011.
Trading and Brokerage Adjusted EBITDA for the three and nine months ended September 30, 2012 decreased compared to the prior year attributed to the timing of shipment realizations, lower per-ton margin realizations on delivered and trading positions and a loss associated with the discounted sale to a third party of our outstanding claim with the special administrators of MF Global UK Limited.

Income From Continuing Operations Before Income Taxes
The following table presents income from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)
Segment Adjusted EBITDA	$604.5	$627.6	$(23.1)	(3.7)%	$1,800.3	$1,811.8	$(11.5)	(0.6)%
Corporate and Other Adjusted EBITDA (1)	(144.6)	(119.1)	(25.5)	(21.4)%	(378.8)	(273.4)	(105.4)	(38.6)%
Depreciation, depletion and amortization	(172.5)	(108.4)	(64.1)	(59.1)%	(470.7)	(317.6)	(153.1)	(48.2)%
Asset retirement obligation expenses	(21.1)	(14.6)	(6.5)	(44.5)%	(53.3)	(43.3)	(10.0)	(23.1)%
Amortization of basis difference related to equity affiliates	0.2	—	0.2	(100.0)%	(3.0)	—	(3.0)	(100.0)%
Interest expense	(99.4)	(59.2)	(40.2)	(67.9)%	(308.3)	(159.1)	(149.2)	(93.8)%
Interest income	5.1	4.1	1.0	24.4%	19.7	11.7	8.0	68.4%
Income from continuing operations before income taxes	$172.2	$330.4	$(158.2)	(47.9)%	$605.9	$1,030.1	$(424.2)	(41.2)%

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

Income from continuing operations before income taxes for the three and nine months ended September 30, 2012 decreased compared to the prior year. In addition to the changes in Segment Adjusted EBITDA, our results were negatively affected by lower Corporate and Other Adjusted EBITDA, increased depreciation, depletion and amortization and higher expenses associated with asset retirement obligations and interest. These factors were partially offset by higher interest income recognized in both current year periods compared to 2011.
Corporate and Other segment Adjusted EBITDA was adversely impacted in the three and nine months ended September 30, 2012 compared to the prior year by losses associated with our 50% interest in the Middlemount Mine obtained in connection with the PEA-PCI acquisition (three months, $19.5 million; nine months, $41.8 million), which were affected by unfavorable pricing in the international metallurgical coal market and contractor mining issues. Corporate and Other segment Adjusted EBITDA also declined during the nine months ended September 30, 2012 compared to the year-ago period as a result of respective gains of $23.5 million and $14.6 million recognized during the second quarter of 2011 associated with a non-cash coal reserve and land exchange transaction and our receipt of a project development fee related to our involvement in Prairie State.
Depreciation, depletion and amortization expenses for the three and nine months ended September 30, 2012 increased compared to the prior year due to expenses associated with acquired PEA-PCI mines (three months, $40.3 million; nine months, $101.6 million) and higher expenses from our legacy Australian mining platform driven by increased depletion rates and higher overall coal production.
Asset retirement obligation expenses were higher for the three and nine months ended September 30, 2012 compared to 2011. The increase was largely attributable to incremental expense associated with acquired PEA-PCI mines and the impact of reclamation plan changes at certain of our U.S. mines.
Additional debt incurred in connection with the PEA-PCI acquisition resulted in higher interest expense during the three and nine months ended September 30, 2012 compared to the prior year.

Interest income increased in the three and nine months ended September 30, 2012 compared to 2011 due to income from interest-bearing receivables we hold associated with our contributions to the Middlemount Mine joint venture. This incremental income was partially offset in the three and nine months ended September 30, 2012 compared to the prior year by the impact of lower cash and cash equivalents balances and a decrease in income from debt securities associated with our pro-rata funding of the Newcastle Coal Infrastructure Group, our remaining holdings of which were sold during the nine months ended September 30, 2012.
Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2012	2011	$	%	2012	2011	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations before income taxes	$172.2	$330.4	$(158.2)	(47.9)%	$605.9	$1,030.1	$(424.2)	(41.2)%
Income tax provision	49.3	39.2	(10.1)	25.8%	85.5	238.8	153.3	(64.2)%
Income from continuing operations, net of income taxes	122.9	291.2	(168.3)	(57.8)%	520.4	791.3	(270.9)	(34.2)%
Loss from discontinued operations, net of income taxes	(81.3)	(9.7)	(71.6)	(738.1)%	(92.7)	(38.9)	(53.8)	(138.3)%
Net income	41.6	281.5	(239.9)	(85.2)%	427.7	752.4	(324.7)	(43.2)%
Less: Net (loss) income attributable to noncontrolling interests	(1.3)	7.4	8.7	(117.6)%	7.4	17.0	9.6	(56.5)%
Net income attributable to common stockholders	$42.9	$274.1	$(231.2)	(84.3)%	$420.3	$735.4	$(315.1)	(42.8)%
Net income attributable to common stockholders decreased in the three and nine months ended September 30, 2012 compared to the prior year largely due to the adverse changes in income from continuing operations before income taxes and results from discontinued operations. Changes in our effective tax rate further reduced earnings for the three months ended September 30, 2012 and improved earnings for the nine months then ended compared to 2011.

Our earnings for the nine months ended September 30, 2012 were positively impacted from an improvement in our income tax provision compared to the prior year ($153.3 million), but lower for the three month period, primarily resulting from the following:

•	The impact of lower current year income from continuing operations before income taxes (three months, $55.4 million; nine months, $148.5 million);

•
The recognition of a net tax benefit of $59.7 million in the second quarter 2012 due to an acquisition restructuring enabling certain PEA-PCI tax entities to join our Australian consolidated tax group, comprised of a $14.6 million reduction in deferred tax liabilities and a $45.1 million net reduction in valuation allowances on certain deferred tax assets and net operating losses due to the required tax basis reset of PEA-PCI assets; partially offset by

•
The impact from the remeasurement of non-U.S. tax accounts as a result of current year weakening of the Australian dollar compared with strengthening in the prior year (three months, $52.3 million; nine months, $25.6 million).

Loss from discontinued operations, net of income taxes for the three and nine months ended September 30, 2012 was negatively affected by aggregate after-tax charges of $75.0 million, which include an after-tax impairment charge of $68.8 million, recognized in the third quarter of 2012 related to the shutdown of our Air Quality Mine due to uneconomic market conditions for the type of coal previously produced at the site. These charges were partially offset by improved results during the three and nine months ended September 30, 2012 compared to the prior year from our held for sale Wilkie Creek Mine, which was adversely impacted by flooding in 2011.
Other
The fair value of our coal trading positions, before the application of margin, designated as cash flow hedges of future sales increased from a net asset of $22.4 million at December 31, 2011 to $185.1 million at September 30, 2012, due to favorable market price movements on our positions.
Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
Near-term markets reflect a challenging environment due to declining global metallurgical and thermal coal prices and low U.S. natural gas prices, which have only recently begun to increase. Overall, the International Monetary Fund (IMF) estimates that global economic growth, as measured by GDP growth, has slowed compared to the prior year, muting growth of both global electricity generation and steel production. Supply demand fundamentals have softened recently in the Asia-Pacific region, but continue to show relative strength compared to Atlantic regions.
According to China Customs, China's net coal imports from January through August totaled 196 million tonnes, a 43% increase over the prior year. China coal-fueled electricity generation is up 1% from January through September 2012 over the corresponding prior year period according to the China National Energy Administration. According to the India Central Electricity Authority, year-over-year Indian coal-fueled electricity generation has increased 12% from January through September 2012 compared to 2011, and coal import growth has continued in 2012 led by rising thermal coal demand. Japan is increasing coal-fueled electricity generation due to high seaborne natural gas prices and reduced nuclear generation. European coal-fueled electricity generation is up 14% from January through September 2012 compared to 2011. Per the WSA, steel production in China increased approximately 2% through September 2012 compared with 2011, reflecting a continued trend of year-over-year growth, though at a reduced rate from that observed during the same period in 2011. Year-over-year steel production grew by less than 1% on a worldwide basis through September of 2012, with growth in Asia and the U.S. offset by reduced production from Europe.
In its October 2012 World Economic Outlook Update, the IMF lowered global economic activity estimates for 2012 and 2013. The IMF estimates global economic activity, as measured by GDP, will grow 3.3% in 2012 and 3.6% in 2013, led by China and India. China's GDP is projected to grow 7.8% and 8.2% in 2012 and 2013, respectively. India, the world's second fastest growing economy, is projected to grow 4.9% and 6.0% in 2012 and 2013, respectively.

According to the WSA October 2012 Short Range Outlook, global steel use is expected to increase 2.1% in 2012, with China steel use expected to grow by 2.5%. Both of these estimates reflect a downward revision of projections released by the WSA in April of this year.
Softness in international steel markets has led to lower prices for metallurgical coal. Metallurgical coal prices for high quality hard coking coal and low volatile pulverized coal injections settled at approximately $170 and $125 per tonne, respectively, for quarterly contracts commencing October 2012. We are settling new contracts for fourth quarter 2012 metallurgical coal shipments largely in line with these recent settlements, as adjusted for quality differentials on delivered coal. We are targeting total 2012 metallurgical coal sales of approximately 13 to 14 million tons.
Similarly, softness in international demand for seaborne thermal coal originating from Newcastle, Australia has led to a decline in the October 2012 annual contract settlement to $97 per tonne from the April 2012 annual contract settlement of $115 per tonne. We are targeting 2012 Australian thermal exports of 11 to 12 million tons. Total Australia production for 2012 is targeted at 31 to 33 million tons.
In the U.S., the EIA in its October 2012 Short-Term Energy Outlook projects U.S. electricity generation from coal and natural gas to decline by 11% and increase by 22%, respectively, in 2012 compared to 2011. The EIA projects the price of natural gas to increase in 2013 compared to 2012 by 24% to an average of $3.35 per MMBtu. Consequently, the EIA also projects electricity generation from coal will rebound modestly in 2013 and increase by 5% over 2012, while still falling short of levels realized in 2011.
We are now targeting our 2012 U.S. volumes at 188 to 192 million tons with those volumes fully committed and priced. As of October 22, 2012, we had 15% to 20% of planned U.S. production unpriced for 2013 based on projected current year volumes.
In an effort to mitigate pressures from the challenging global coal market environment, we remain focused on cost containment activities and have recently implemented programs across our global platform to reduce our workforce and lower spending for outside services and contractors. We expect to begin realizing the benefit of these programs in the fourth quarter of 2012.
Despite these cost containment efforts, we may still encounter poor geologic conditions, lower third-party contract miner or brokerage performance, unforeseen equipment problems, transportation difficulties and other operating challenges that limit our ability to produce and sell our coal products at projected levels. To the extent we experience upward pressure on costs in excess of our ability to realize revenue increases, our operating margins would be negatively impacted. Reductions in the relative cost of other fuels, including natural gas, could impact the use of coal for electricity generation. See Cautionary Notice Regarding Forward-Looking Statements and Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 for additional considerations regarding our outlook.
Dodd-Frank Act - Derivatives Regulation. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted, which among other things, requires the Commodity Futures Trading Commission (CFTC) and the SEC to adopt new comprehensive regulations related to financial derivative transactions. Though the CFTC and SEC have finalized many definitions and ruling makings, they have yet to complete their efforts in this area and the full impact of the new regulatory regime is not yet known. We believe that we are eligible for the commercial end-user exception available under the Dodd-Frank Act and will need to be in full compliance with these regulations by the second quarter of 2013. We expect that the Dodd-Frank Act will primarily impact us through an increase in compliance and transaction costs associated with our corporate hedging and trading and brokerage activities. The legislation is not expected to have an impact on our trading strategies utilized to hedge or mitigate risk related to asset production and commercial activities.
European Union Derivatives Regulation. In October 2011, the European Commission adopted proposals to revise its directive on markets in financial instruments (MiFID) and to enact a new regulation on markets in financial instruments (MiFIR). These proposals, which are currently under negotiation by the European Commission, European Council and European Parliament, will likely impose additional regulation of financial derivatives transactions that may apply to our corporate hedging and trading and brokerage activities. While the ultimate impact of these proposals will not be known for some time, we expect that they will increase compliance and transaction costs associated with our hedging and our Trading and Brokerage activities.

Minerals Resource Rent Tax. On March 29, 2012, Australia passed legislation creating a minerals resource rent tax (the MRRT) effective from July 1, 2012. The MRRT is a profits-based tax of our existing and future Australian coal projects at an effective tax rate of 22.5%. Under the MRRT, taxpayers are able to elect a market value asset starting base for existing projects which allows for the fair market value of the tenements to be deducted over the life of the mine as an allowance against MRRT. The market value allowance, and ultimately any future benefit, is subject to numerous uncertainties, including review and approval by the Australian Tax Office, realization only after other MRRT allowances provided under the law and estimates of long-term pricing and cost data necessary to estimate the future benefit and any MRRT liability. We have evaluated the provisions of the new tax and assessed recoverability of deferred tax assets and the valuation of liabilities associated with the implementation of the MRRT. As of September 30, 2012, we have recorded no net deferred tax asset related to the market value starting base.
Carbon Pricing Framework. The Australian government's carbon pricing framework commenced on July 1, 2012. The carbon price will initially be $23.00 Australian dollars per tonne of carbon dioxide equivalent emissions, escalated by 2.5% per year for inflation over a three year period. After June 30, 2015, the carbon price mechanism will transition to an emissions trading scheme. We believe that all of our Australian operations will be impacted by the fugitive emissions portion of the framework (defined as the methane and carbon dioxide which escapes into the atmosphere when coal is mined and gas is produced), which we estimate will initially average $2.00 Australian dollars per tonne of coal produced annually. Actual results will depend upon the volume of tonnes produced at each of our Australian mining locations, as the impact per tonne at our surface mines will generally be less than the impact per tonne at our underground mines. In addition, our Australian mines will be impacted by the phased reduction of the government's diesel fuel rebate to capture emissions from fuel combustion. Our North Goonyella, Wambo and Metropolitan mines have applied for a portion of the government's approximately $1.3 billion Australian dollars of transition benefits that would provide assistance based on historical emissions intensity data to the most emissions-intensive coal mines over a six-year period. Those sites received payments totaling $22.5 million in June related to this program of which $12.7 million was realized in the third quarter. We also may be eligible for a portion of the government's $70 million Australian dollars Coal Mining Abatement Technology Support Package over five years to support the development and deployment of technologies to reduce fugitive emissions from coal mines.
Queensland Royalty. In September 2012, the State of Queensland announced new royalty rates on coal prices. The royalty change went into effect on October 1, 2012 and raised the royalty payment to the State of Queensland on coal prices over $100 per tonne from 10% to 12.5% for pricing up to $150 per tonne and 15% on pricing over $150 per tonne. There was no change to the 7% rate for coal sold below $100 per tonne. The impact of these new royalty rates will depend upon the volume of tonnes produced at each of our Queensland mining locations and coal prices received on those tonnes.
Cross-State Air Pollution Rule (CSAPR). On July 6, 2011, the U.S. Environmental Protection Agency (EPA) finalized CSAPR, which requires 28 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. The CSAPR is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and on December 30, 2011, the U.S. Court of Appeals for the District of Columbia stayed CSAPR and advised that the EPA is expected to continue administering the Clean Air Interstate Rule (CAIR) until the pending challenges are resolved. The court vacated CSAPR on August 21, 2012, in a 2 to 1 decision, concluding that the rule was beyond the EPA's statutory authority. On October 5, 2012, the EPA petitioned for en banc review of that decision by the entire U.S. Court of Appeals for the District of Columbia Circuit.
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

Long-Term Outlook
Our long-term global outlook remains positive. According to the BP Statistical Review of World Energy 2012, coal has been the fastest growing major fuel in the world for the past decade. Wood Mackenzie projects that coal will overtake oil as the world's largest energy source in 2013. The International Energy Agency (IEA) estimates in its World Energy Outlook 2011, current policies scenario, that worldwide primary energy demand will grow 51% between 2009 and 2035. Demand for coal during this time period is projected to rise 65%, and the growth in global electricity generation from coal is expected to be greater than the growth in oil, natural gas, nuclear, hydro, biomass, geothermal and solar combined. China and India are expected to account for more than 75% of the coal-based primary energy demand growth projected from 2009 to 2035.
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
Our long-term plans also include advancing projects to expand our presence in the Asia-Pacific region, some of which include sourcing coal to be sold through our Trading and Brokerage segment and partnerships to utilize our mining experience for joint mine development, such as projects we are exploring in Xinjiang, China and the Tavan Tolgoi project in the South Gobi region of Mongolia.

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
Liquidity and Capital Resources
Capital Resources
Our primary sources of cash are that which is generated from the sale of our coal production to customers and our trading and brokerage activities. To a lesser extent, we also generate cash from the sale of non-strategic coal reserves and surface lands and, from time to time, the issuance of securities.
We follow a diversified investment approach for our cash and cash equivalents by maintaining such funds with a diversified portfolio of banks within our group of relationship banks in high quality, highly liquid investments with original maturities of three months or less, generally comprised of money market funds, term deposits and government securities. We monitor the amounts held with each bank on a daily basis and do not believe our cash and cash equivalents are exposed to any material risk of loss.
We hold cash balances within the U.S. and in several foreign locations around the world. As of September 30, 2012, approximately $250 million of our cash was held by U.S. entities, with the remaining balance held by foreign subsidiaries in predominantly U.S.-based accounts. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. Under current law, earnings repatriated to the U.S. are subject to U.S. federal income tax, less applicable foreign tax credits. We have not provided deferred taxes on foreign earnings because such earnings are considered to be indefinitely reinvested outside of the U.S. Accordingly, we utilized a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed. When appropriate, we may access our foreign cash in a tax efficient manner. Where local regulations or other circumstances may limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize those funds for local liquidity needs. We do not expect restrictions or potential taxes on the repatriation of amounts held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
In addition to cash and cash equivalents, our liquidity includes available balances from our revolving credit facility (the Revolver) under our senior unsecured credit facility entered into in 2010 (the Credit Facility), accounts receivable securitization program and Australian bank overdraft facility. Available liquidity was approximately $2.2 billion as of September 30, 2012, which was substantially comprised of $1.4 billion available for borrowing under the Revolver (net of outstanding letters of credit of $143.8 million), cash and cash equivalents of approximately $0.6 billion and $153.1 million of available capacity from our accounts receivable securitization program.
Capital Requirements
Our primary uses of cash include the cash costs of coal production and sale, capital expenditures, coal reserve lease and royalty payments, debt service costs (including interest and principal), capital and operating lease payments, postretirement plans, take or pay obligations, past mining retirement obligations and the payment of dividends.
We expect our available liquidity and cash flows from operations will be sufficient to meet our anticipated capital requirements through 2013. We routinely monitor our current and expected capital requirements and capital market conditions to evaluate the use of alternative financing sources, which include our ability to offer and sell securities under our shelf registration statement and access to credit markets.

Based on our current financial condition and credit relationships, we believe that we currently have the ability to access capital markets, if needed. Any adverse changes in our financial condition or liquidity or additional uncertainty in capital markets could negatively impact our ability to access such funds and, in turn, reduce the availability of our cash flow to fund discretionary spending, including capital expenditures for growth and development projects, acquisitions, share repurchases, dividend payments, contributions to our postretirement plans in excess of regulatory requirements and voluntary debt repayments.
Capital Expenditures. We expect aggregate capital expenditures for full year 2012 to total $1.0 to $1.1 billion. Our projection for 2012 represents a reduction from the range of $1.2 to $1.4 billion disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 in response to the impact of unfavorable changes in the global macroeconomic environment on global coal markets in the current year. Approximately $600 to $700 million of our aggregate capital expenditures target is allotted to growth projects that involve future mine development and the expansion, extension and technology modernization of certain existing mines, with much of the remaining allocated to sustaining capital expenditures for existing operations. Approximately 85% of our growth and expansion capital is targeted for various Australian projects focused on additional production volumes of seaborne metallurgical and thermal coal, with the remainder allocated to U.S. projects. Our 2012 capital expenditures have and will include spending associated with the conversion of our Wilpinjong and Millennium mines in Australia from contract mining to owner operations, which we anticipate will be complete in the first half of 2013. We generally fund our capital expenditures with cash generated from operations. Accordingly, we evaluate our capital project portfolio on an ongoing basis and believe we have the appropriate flexibility to adjust our growth capital spending as appropriate based on any material changes in our cash flows from operations and liquidity position. While we are completing several late-stage capital projects in Australia, we currently plan to defer certain new and early-stage growth and development projects across our global platform, and reassess the timing associated with those projects, in order to reduce our near-term capital requirements. As a result, we expect aggregate capital expenditures to fall below current year levels in 2013.
Total Indebtedness. We target our debt levels after considering a number of factors, including cash flow expectations, capital requirements, a target capital structure, the cost of capital and planned discretionary spending. Our total indebtedness as of September 30, 2012 and December 31, 2011, consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in millions)
Term Loan	$450.0	$468.8
2011 Term Loan Facility	975.0	1,000.0
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,600.0
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,500.0
7.875% Senior Notes due November 2026	247.4	247.3
Convertible Junior Subordinated Debentures due December 2066	376.8	375.2
Capital lease obligations	111.6	122.8
Other	43.9	43.4
Total Debt	$6,363.1	$6,657.5
Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants. When in compliance with our financial covenants and customary default provisions, we are not restricted in our ability to pay dividends, sell assets and make redemptions or repurchase capital stock with proceeds received from the concurrent issue of capital stock or indebtedness. As of September 30, 2012, we were in compliance with all such covenants.

During the second quarter of 2012, we repurchased $81.2 million and $160.4 million in aggregate principal amount of our 6.00% and 6.25% Senior Notes due 2018 and 2021, respectively, with existing cash on hand. These repurchases reflect our current focus on balancing our capital structure through deleveraging. We recognized a net loss of $2.8 million associated with these repurchases, which was comprised of $3.4 million of expense related to the write-off of deferred financing costs and a gain of $0.6 million as the repurchases were made below par value. The loss is classified in "Interest expense" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2012. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise.
Share Repurchases. During the second quarter of 2012, we utilized existing cash on hand to repurchase 4.2 million shares of our outstanding common stock for $99.9 million pursuant to the authority of our Chairman and Chief Executive Officer, substantially exhausting the associated authorization limit. As of September 30, 2012, remaining capacity under our publicly-announced share repurchase program authorized by our Board of Directors was $700.4 million.
Margin. As part of our trading and brokerage activities, we may be eligible to receive or required to post margin with an exchange or certain of our counterparties. The amount and timing of margin received or posted can vary with the volume of trades and market price volatility. Total net margin held at September 30, 2012 and December 31, 2011 was $163.6 million and $18.1 million, respectively. For the nine months ended September 30, 2012 and 2011, net cash inflows from margin were $145.5 million. $46.8 million, respectively.
There were no other material changes to our capital resources or capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
Contractual Obligations
In the second quarter of 2012, we were named by the U.S. Department of the Interior, Bureau of Land Management (BLM) as the winning bidder for control of approximately 1.1 billion tons of federal coal reserves adjacent to our North Antelope Rochelle Mine in the Southern Powder River Basin of Wyoming, with a weighted average bid price of approximately $1.10 per mineable ton. Consequently, we made aggregate payments of $247.9 million in the nine months ended September 30, 2012 pursuant to the two associated federal coal leases, with remaining annual payments of $247.9 million due in each of the next four years.
In July 2011, we were named by the BLM as the winning bidder for control of approximately 220 million tons of federal coal reserves adjacent to our Caballo Mine in the Powder River Basin at a bid price of $0.95 per mineable ton, with payments of $42.1 million due annually in each of the years from 2011 through 2015 pursuant to the associated federal coal lease (the Belle Ayr North Lease). Similarly, in September 2011, a subsidiary of Alpha Natural Resources, Inc. (Alpha) was named by the BLM as the winning bidder for control of approximately 130 million tons of federal coal reserves in the Powder River Basin at a bid price of $1.10 per mineable ton, with contractual payments of $28.6 million due annually in each of the years from 2011 through 2015 under the associated federal coal lease (the Caballo West Lease). In July 2012, we executed a lease exchange agreement with Alpha through the BLM whereby we agreed to sell, assign and transfer our interest in the Belle Ayr North Lease in exchange for (i) Alpha's interest in the Caballo West Lease, (ii) reimbursement of $13.5 million for the difference in the related federal coal lease payments made by each party in 2011 and (iii) five annual true up payments of $3.9 million for the excess of the $1.10 bid price per mineable ton assumed under the Caballo West Lease over the transferred lease. The reimbursement payment and first true up payment were received from Alpha at closing. The four remaining annual true up payments are due from Alpha on November 1 in each of the years from 2012 through 2015.
In the third quarter of 2012, we entered into long-term agreements with Kinder Morgan Energy Partners L.P. (Kinder Morgan) to secure and expand the Gulf Coast export platform of our Western U.S. Mining and Midwestern U.S. Mining coal products. Under the multi-terminal agreements, we gain additional access to Kinder Morgan's Deepwater Terminal and Houston Bulk Terminal near Houston, Texas and International Marine Terminal in Myrtle Grove, Louisiana through 2021 and 2020, respectively. The agreements are expected to increase our annual Gulf Coast coal export capacity by approximately 2 million and 4 million tons in 2013 and 2014, respectively, and 5 million to 7 million tons in each of the years from 2015 through 2020. These agreements are subject to customary minimum throughput obligations during those periods at commercially reasonable coal handling, blending and storage rates.

There were no other material changes to our contractual obligations from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.
Historical Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011, as reported in the accompanying unaudited condensed consolidated financial statements:

	Nine Months Ended		Increase (Decrease)
	September 30,		to cash and cash equivalents
	2012	2011	$	%
	(Dollars in millions)
Net cash provided by operating activities	$1,291.5	$1,190.5	$101.0	8.5%
Net cash used in investing activities	(921.8)	(756.8)	(165.0)	(21.8)%
Net cash used in financing activities	(520.8)	(327.3)	(193.5)	(59.1)%
Net change in cash and cash equivalents	(151.1)	106.4	(257.5)	242.0%
Cash and cash equivalents at beginning of period	799.1	1,295.2	(496.1)	(38.3)%
Cash and cash equivalents at end of period	$648.0	$1,401.6	$(753.6)	(53.8)%
Operating Activities. The increase in net cash provided by operating activities for the nine months ended September 30, 2012 compared to the prior year was driven by the following:

•	Strong accounts receivable collections in 2012 compared to 2011;

•	The timing of disbursements associated with our accounts payable and certain accrued liabilities; and

•	Higher current year cash inflows from our Trading and Brokerage activities, primarily due to an increase in the amount of net margin held; partially offset by

•	Lower Adjusted EBITDA;

•	Lower utilization of our accounts receivable securitization compared to the prior year period; and

•	Higher inventory builds corresponding with the impact of the macroeconomic environment on global demand.
Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2012 compared with the prior year was due to:

•	Higher current year capital spending of $178.7 million, much of which is associated with our organic growth and development projects in Australia;

•	Higher federal coal lease expenditures associated with our Western U.S. Mining operations of $205.5 million; and

•	Increased net outflows associated with joint ventures and related parties related to the PEA-PCI acquisition; partially offset by

•
Greater proceeds from the disposal of assets of $81.4 million driven by current year collections of $34.2 million on a long-term receivable related to a prior sell down of the Codrilla Mine Project by PEA-PCI into the Coppabella Moorvale Joint Venture prior to our acquisition of PEA-PCI in 2011, $17.4 million in aggregate reimbursement and true up payments received in the third quarter of 2012 related to our federal coal lease swap executed with Alpha and $27.2 million in proceeds received in the third quarter of 2012 from sale-leaseback transactions on operating equipment at PEA-PCI;

•	Prior year investments in shares of PEA-PCI, formerly Macarthur Coal Limited, of $45.5 million leading up to the PEA-PCI acquisition; and

•	Lower expenditures of $20.4 million related to our involvement in Prairie State as its construction nears completion and commercial operations commence.

Financing Activities. The increase in cash used in financing activities for the nine months ended September 30, 2012 compared with the prior year was a result of the following:

•	Current year common stock repurchases of $99.9 million;

•	Higher long-term debt payments of $57.3 million as a result of an increase in debt repurchases over the prior year period, as well as higher overall debt levels due to the PEA-PCI acquisition; and

•	Payments of $49.8 million made in the second quarter of 2012 associated with our acquisition of the remaining noncontrolling interest in MCG Coal Holdings Pty Ltd.
Off-Balance Sheet Risks
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications, financial instruments with off-balance sheet risk, such as bank letters of credit, bank guarantees and surety bonds, and our accounts receivable securitization program. Assets and liabilities related to these arrangements are not reflected in our condensed consolidated balance sheets and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.
Accounts Receivable Securitization. We have an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through a wholly owned, bankruptcy-remote subsidiary (Seller). At September 30, 2012, we had $153.1 million remaining capacity available under our securitization program. Under the securitization program, we contribute trade receivables of most of our U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits (the Conduits). After the sale, we, as servicer of the assets, collect the receivables on behalf of the Conduits for a nominal servicing fee. We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under the Revolver portion of our Credit Facility, effectively managing our overall borrowing costs and providing an additional source of working capital. The securitization program extends to May 2013, while the letter of credit commitment that supports the commercial paper facility underlying the securitization program must be renewed annually.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the nine months ended September 30, 2012, we received total consideration of $3,210.2 million related to accounts receivable sold under the securitization program, including $1,973.7 million of cash up front from the sale of the receivables, an additional $874.6 million of cash upon the collection of the underlying receivables and $362.0 million that had not been collected at September 30, 2012 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $100.0 million and $150.0 million at September 30, 2012 and December 31, 2011, respectively.
Securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because cash received from the Conduits upon the sale of receivables, as well as cash received from the Conduits upon the ultimate collection of receivables, are not subject to significantly different risks given the short-term nature of our trade receivables. We recorded expense associated with securitization transactions of $0.5 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.
Patriot Bankruptcy. On October 31, 2007, we spun-off companies that constituted portions of our former Eastern U.S. Mining operations business segment to form Patriot Coal Corporation (Patriot). The spin-off included eight company-operated mines, two majority-owned joint venture mines and numerous contractor-operated mines serviced by eight coal preparation facilities along, with 1.2 billion tons of proven and probable coal reserves. On July 9, 2012, Patriot and certain of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York.

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
We also have a small number of commercial arrangements with Patriot and believe that our potential exposure under these agreements will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
On October 23, 2012, eight individual plaintiffs and the United Mine Workers of America filed a putative class action lawsuit in the U.S. District Court for the Southern District of West Virginia against Peabody Holding Company, LLC, Peabody Energy Corporation and an unrelated coal company.  The lawsuit seeks to have the court obligate the defendants to maintain certain Patriot benefit plans at their current levels and to find the defendants actions in violation of the Employee Retirement Income Security Act of 1974.  We believe that the lawsuit is without merit and will vigorously defend against it.
Other Off-Balance Sheet Arrangements. From time to time, we enter into coal off-take agreements with counterparties where, as a part of the arrangements, we may provide certain financial guarantees on behalf of the counterparties. To mitigate the associated risk, we place liens on the counterparties' production equipment or require performance bonds. As of September 30, 2012, we had been released of all guarantees relating to such agreements, which had amounted to $10.0 million as of the end of the prior quarter.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. We are also required under U.S. GAAP to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies remain unchanged at September 30, 2012.
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
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 16 to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Information" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 24, 2008, we announced that our Board of Directors approved an amendment to the share repurchase program authorizing up to $1 billion of the then outstanding shares of our common stock (Repurchase Program). Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through September 30, 2012, we have repurchased a total of 7.7 million shares under the Repurchase Program at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the Repurchase Program.
Our Chairman and Chief Executive Officer has the authority to direct the repurchase of up to $100 million of our common stock outside the Repurchase Program. During the second quarter of 2012, we repurchased $99.9 million, or 4.2 million shares, of our outstanding common stock pursuant to this program, substantially exhausting the associated authorization limit.
The following table summarizes all share repurchases for the three months ended September 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2012	1,530	$24.52	—	$700.4
August 1 through August 31, 2012	2,434	21.04	—	700.4
September 1 through September 30, 2012	8,531	25.61	—	700.4
Total	12,495	$24.59	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock, which are not a part of the Repurchase Program.

Item 4. Mine Safety Disclosures.
Safety is a core value that is integrated into all areas of our business. Our goal is to provide a workplace that is incident free. We believe that it is our responsibility to employees to provide a safe and healthy work environment. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; involving employees in safety processes and recording, reporting and investigating accidents, incidents and losses to avoid recurrence. As part of our training, we collaborate with the Mine Safety and Health Administration (MSHA or the Administration) and other government agencies to identify and test emerging safety technologies. We also believe personal accountability is key; every employee commits to our safety goals and governing principles. Managers, frontline supervisors and employees are held accountable for their safety and the safety of other employees.
We also partner with other companies and certain governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protection for employees. We are testing a proximity detection system at a section of one of our mines, which is designed to automatically stop mining equipment if a person is detected within the operating range of a continuous miner or coal hauler. The proximity detection system has been approved by MSHA and we have the ability to incorporate the associated technology into other operating sites prospectively once testing is successfully completed.
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
The incidence rate, which is monitored through our safety tracking system, is a measure of safety performance which represents the number of injuries that occurred for each 200,000 employee hours worked. Accordingly, it is computed as the number of injury occurrences, MSHA reportable injury degree codes 1 through 6, divided by the number employee hours worked and multiplied by 200,000 [(number of injury occurrences ÷ number of employee hours worked) x 200,000]. Since MSHA is a branch of the U.S. Department of Labor, its jurisdiction applies only to our U.S. mines. Nonetheless, we also track incidence rates for our Australian mines in order to measure safety performance on a consistent basis across our global mining operations.
For the U.S., the most comparable industry measure with which to compare our safety performance is the all incidence rate for operators at all U.S. bituminous coal mines, excluding the impact of office workers, from MSHA's periodic Mine Injury and Worktime report (All Incidence Rate). Historical incidence rates may be adjusted over time to reflect the final resolution of incidents by MSHA. The impact of these adjustments, which has not historically resulted in significant changes to the results originally reported, is reflected retrospectively in the MSHA database. Similarly, our reported incidence rates are adjusted retrospectively to reflect the final resolution of the underlying incidents, when applicable. However, the comparable All Incidence Rates disclosed below reflect those listed in the applicable MSHA Mine Injury and Worktime report when published because retrospectively adjusted All Incidence Rates are not issued by MSHA for interim periods.
The following table reflects our incidence rates (as of November 6, 2012):

	Nine Months Ended September 30,
	2012	2011
U.S.(1)	1.29	1.41
Australia(1)	2.71	2.66
Total Peabody Energy Corporation(1)	1.97	1.89
(1) Results for the nine months ended September 30, 2011 exclude PEA-PCI, previously Macarthur Coal Limited. Results for all periods presented include our Air Quality Mine and Wilkie Creek Mine, which were previously components of our Midwestern U.S. Mining and Australian Mining segments, respectively, and classified as discontinued operations as of September 30, 2012.
As of November 6, 2012, MSHA's Mine Injury and Worktime Operators report for the nine months ended September 30, 2012 has not been published. The All Incidence Rate for the six months ended June 30, 2012 was 3.46. The All Incidence Rate for the nine months ended September 30, 2011 was 3.71.

We monitor MSHA compliance using violations per inspection day (in the U.S. only), which is calculated as the total count of violations per five hour MSHA inspector day. Similar to historical incidence rates, historical violations per inspection day may be adjusted over time to reflect the final resolution of the underlying matters. For the nine months ended September 30, 2012 and 2011, our violations per inspection day were 0.84 and 0.82, respectively.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
See Exhibit Index at page 66 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	November 7, 2012	By:	/s/ MICHAEL C. CREWS
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

10.2
Consulting Agreement dated August 27, 2012 between Peabody Energy Corporation and Richard A. Navarre (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed August 30, 2012).

10.3*
Fifth Amendment to Third Amended and Restated Receivables Purchase Agreement dated as of October 24, 2011, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all Related Committed Purchasers listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank.

10.4*
Sixth Amendment to Third Amended and Restated Receivables Purchase Agreement dated as of May 8, 2012, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all Related Committed Purchasers listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank.

10.5*
Seventh Amendment to Third Amended and Restated Receivables Purchase Agreement dated as of September 26, 2012, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all Related Committed Purchasers listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank.

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2012 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.