Form 10-Q
period 2013-03-31
PEABODY ENERGY CORP
filed 2013-05-08
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 269,629,245 shares of the registrant's common stock (par value of $0.01 per share) outstanding at May 3, 2013.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Revenues
Sales	$1,577.2	$1,785.1
Other revenues	170.8	235.6
Total revenues	1,748.0	2,020.7
Costs and expenses
Operating costs and expenses	1,389.4	1,421.8
Depreciation, depletion and amortization	170.7	142.9
Asset retirement obligation expenses	19.0	15.0
Selling and administrative expenses	65.1	71.0
Other operating (income) loss:
Net gain on disposal or exchange of assets	(2.6)	(4.0)
Loss from equity affiliates	17.6	22.7
Operating profit	88.8	351.3
Interest expense	101.3	102.0
Interest income	(5.9)	(8.1)
(Loss) income from continuing operations before income taxes	(6.6)	257.4
Income tax provision	3.7	74.4
(Loss) income from continuing operations, net of income taxes	(10.3)	183.0
Loss from discontinued operations, net of income taxes	(9.1)	(4.7)
Net (loss) income	(19.4)	178.3
Less: Net income attributable to noncontrolling interests	4.0	5.6
Net (loss) income attributable to common stockholders	$(23.4)	$172.7

(Loss) income from continuing operations
Basic (loss) earnings per share	$(0.05)	$0.65
Diluted (loss) earnings per share	$(0.05)	$0.65

Net (loss) income attributable to common stockholders
Basic (loss) earnings per share	$(0.09)	$0.63
Diluted (loss) earnings per share	$(0.09)	$0.63

Dividends declared per share	$0.085	$0.085
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Net (loss) income	$(19.4)	$178.3
Other comprehensive (loss) income, net of income taxes:
Net change in unrealized holding losses on available-for-sale securities (net of $3.8 and $6.7 tax benefit for the three months ended March 31, 2013 and 2012, respectively)
Unrealized holding losses on available-for-sale securities	(6.2)	(11.5)
Less: Reclassification for realized gains included in net income	(0.1)	—
Net change in unrealized losses on available-for-sale securities	(6.3)	(11.5)
Net unrealized (losses) gains on cash flow hedges (net of $10.9 tax benefit for the three months ended March 31, 2013 and $31.4 tax provision for the three months ended March 31, 2012)
Increase in fair value of cash flow hedges	68.7	147.8
Less: Reclassification for realized gains included in net income	(77.1)	(84.2)
Net unrealized (losses) gains on cash flow hedges	(8.4)	63.6
Amortization of actuarial loss and prior service cost for postretirement plans and workers' compensation obligations (net of $8.3 and $8.1 tax provision for the three months ended March 31, 2013 and 2012, respectively)	14.2	13.9
Foreign currency translation adjustment	1.1	12.7
Other comprehensive income, net of income taxes	0.6	78.7
Comprehensive (loss) income	(18.8)	257.0
Less: Comprehensive income attributable to noncontrolling interests	4.0	5.6
Comprehensive (loss) income attributable to common stockholders	$(22.8)	$251.4
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
	(In millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$629.5	$558.8
Accounts receivable, net of allowance for doubtful accounts of $14.4 at March 31, 2013 and $13.7 at December 31, 2012	661.8	737.8
Inventories	566.0	548.4
Assets from coal trading activities, net	57.9	52.4
Deferred income taxes	33.6	56.4
Other current assets	503.3	621.7
Total current assets	2,452.1	2,575.5
Property, plant, equipment and mine development
Land and coal interests	10,947.6	10,947.7
Buildings and improvements	1,345.7	1,321.3
Machinery and equipment	3,109.3	3,162.2
Less: accumulated depreciation, depletion and amortization	(3,804.9)	(3,629.5)
Property, plant, equipment and mine development, net	11,597.7	11,801.7
Investments and other assets	1,422.1	1,431.8
Total assets	$15,471.9	$15,809.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$139.5	$47.8
Deferred income taxes	4.7	—
Liabilities from coal trading activities, net	21.9	19.4
Accounts payable and accrued expenses	1,494.1	1,606.9
Total current liabilities	1,660.2	1,674.1

Long-term debt, less current maturities	6,006.2	6,205.1
Deferred income taxes	477.6	577.3
Asset retirement obligations	692.7	687.5
Accrued postretirement benefit costs	958.9	960.7
Other noncurrent liabilities	772.3	765.5
Total liabilities	10,567.9	10,870.2
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized; no shares issued or outstanding as of March 31, 2013 or December 31, 2012	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of March 31, 2013 or December 31, 2012	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of March 31, 2013 or December 31, 2012	—	—
Common Stock — $0.01 per share par value; 800.0 shares authorized, 283.4 shares issued and 269.6 shares outstanding as of March 31, 2013 and 282.3 shares issued and 268.6 shares outstanding as of December 31, 2012	2.8	2.8
Additional paid-in capital	2,297.6	2,286.3
Retained earnings	3,020.1	3,066.4
Accumulated other comprehensive income	11.6	11.0
Treasury shares, at cost: 13.8 shares as of March 31, 2013 and 13.7 shares as of December 31, 2012	(464.2)	(461.6)
Peabody Energy Corporation’s stockholders’ equity	4,867.9	4,904.9
Noncontrolling interests	36.1	33.9
Total stockholders’ equity	4,904.0	4,938.8
Total liabilities and stockholders’ equity	$15,471.9	$15,809.0
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Cash Flows From Operating Activities
Net (loss) income	$(19.4)	$178.3
Loss from discontinued operations, net of income taxes	9.1	4.7
(Loss) income from continuing operations, net of income taxes	(10.3)	183.0
Adjustments to reconcile (loss) income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	170.7	142.9
Noncash interest expense	5.6	4.5
Deferred income taxes	(47.8)	0.7
Share-based compensation	11.8	13.0
Net gain on disposal or exchange of assets	(2.6)	(4.0)
Loss from equity affiliates	17.6	22.7
Changes in current assets and liabilities:
Accounts receivable	77.5	261.6
Change in receivable from accounts receivable securitization program	—	(75.0)
Inventories	(23.3)	(78.8)
Net assets from coal trading activities	25.3	31.6
Other current assets	7.1	6.2
Accounts payable and accrued expenses	41.7	(108.7)
Asset retirement obligations	12.7	13.3
Accrued postretirement benefit costs	3.8	7.3
Pension costs	12.9	12.4
Contributions to pension plans	(0.4)	(0.4)
Other, net	(14.8)	(1.9)
Net cash provided by continuing operations	287.5	430.4
Net cash used in discontinued operations	(15.8)	(34.9)
Net cash provided by operating activities	271.7	395.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(74.0)	(234.5)
Changes in accrued expenses related to capital expenditures	(66.4)	—
Investment in Prairie State Energy Campus	—	(3.3)
Proceeds from disposal of assets, net of note receivable	53.0	4.6
Purchases of debt securities	(4.6)	—
Proceeds from sales and maturities of debt securities	12.9	3.1
Contributions to joint ventures	(154.1)	(208.9)
Distributions from joint ventures	174.3	221.4
Advances to related parties	(23.1)	(322.0)
Repayment of loans from related parties	14.8	338.7
Other, net	(1.0)	(0.5)
Net cash used in continuing operations	(68.2)	(201.4)
Net cash used in discontinued operations	(0.1)	(1.7)
Net cash used in investing activities	(68.3)	(203.1)
Cash Flows From Financing Activities
Repayments of long-term debt	(108.5)	(13.4)
Dividends paid	(22.9)	(23.2)
Repurchase of employee common stock relinquished for tax withholding	(2.6)	(7.9)
Excess tax benefits related to share-based compensation	—	3.5
Other, net	1.3	1.9
Net cash used in financing activities	(132.7)	(39.1)
Net change in cash and cash equivalents	70.7	153.3
Cash and cash equivalents at beginning of period	558.8	799.1
Cash and cash equivalents at end of period	$629.5	$952.4
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation’s Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2012	$2.8	$2,286.3	$(461.6)	$3,066.4	$11.0	$33.9	$4,938.8
Net (loss) income	—	—	—	(23.4)	—	4.0	(19.4)
Net change in unrealized losses on available-for-sale securities (net of $3.8 tax benefit)	—	—	—	—	(6.3)	—	(6.3)
Net unrealized losses on cash flow hedges (net of $10.9 tax benefit)	—	—	—	—	(8.4)	—	(8.4)
Postretirement plans and workers’ compensation obligations (net of $8.3 tax provision)	—	—	—	—	14.2	—	14.2
Foreign currency translation adjustment	—	—	—	—	1.1	—	1.1
Dividends paid	—	—	—	(22.9)	—	—	(22.9)
Share-based compensation	—	11.8	—	—	—	—	11.8
Write off of excess tax benefits related to share-based compensation	—	(3.9)	—	—	—	—	(3.9)
Employee stock purchases	—	3.4	—	—	—	—	3.4
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.6)	—	—	—	(2.6)
Distributions to noncontrolling interests	—	—	—	—	—	(1.8)	(1.8)
March 31, 2013	$2.8	$2,297.6	$(464.2)	$3,020.1	$11.6	$36.1	$4,904.0
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)     Basis of Presentation
The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the Company) and its affiliates. Interests in subsidiaries controlled by the Company are consolidated with any outside shareholder interests reflected as noncontrolling interests, except when the Company has an undivided interest in an unincorporated joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenues and expenses of the jointly controlled entities within each applicable line item of the unaudited condensed consolidated financial statements.  All intercompany transactions, profits and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2012 has been derived from the Company’s audited consolidated balance sheet at that date. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2013.
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
(2)    Newly Adopted Accounting Standards
Balance Sheet Offsetting
In December 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance, which was further clarified in January 2013, requiring additional information intended to help reconcile existing differences in balance sheet offsetting requirements under U.S. GAAP and International Financial Reporting Standards. While this standard leaves existing guidance surrounding the offsetting of financial assets and liabilities unchanged, it requires several additional disclosures, including gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to a master netting arrangement or a similar agreement. The guidance applies to the Company's derivatives, which include both non-coal trading derivative financial instruments held for risk management purposes and derivative contracts associated with the Company's trading and brokerage activities. The guidance became effective for the Company for interim and annual reporting periods beginning on or after January 1, 2013. While the adoption of this guidance impacted the Company's disclosures, it did not affect the Company's results of operations, financial condition or cash flows.
Non-Coal Trading Derivatives. The Company's non-coal trading derivative financial instruments are transacted in over-the-counter (OTC) markets with financial institutions under International Swaps and Derivatives Association (ISDA) Master Agreements. Those agreements contain symmetrical default provisions which allow for the net settlement of amounts owed by either counterparty in the event of default or contract termination. The Company offsets its non-coal trading asset and liability derivative positions on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Other current assets,” “Investments and other assets,” “Accounts payable and accrued expenses” and “Other noncurrent liabilities." Though the symmetrical default provisions associated with the Company's non-coal trading derivatives exist at the overall counterparty level across its foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios, it is the Company's accounting policy to apply counterparty offsetting separately within those derivative contract portfolios for presentation in the condensed consolidated balance sheets because that application is more consistent with the fact that the Company generally net settles its non-coal trading derivatives with each counterparty by derivative contract portfolio on a routine basis.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Coal Trading Derivatives. The Company's coal trading assets and liabilities include financial instruments, such as swaps, futures and options, cleared through various commodities exchanges, which involve the daily net settlement of closed positions. The Company is required to post cash collateral, known as variation margin, on exchange-cleared positions that are in a net liability position and entitled to receive variation margin when in a net asset position. The Company also transacts in coal trading financial swaps and options through OTC markets with financial institutions and other non-financial trading entities under ISDA Master Agreements, which contain symmetrical default provisions. Certain of the Company's coal trading agreements with OTC counterparties also contain credit support provisions that may periodically require the Company to post, or entitle the Company to receive, variation margin. Physical coal and freight-related purchase and sale contracts included in the Company's coal trading assets and liabilities are executed pursuant to master purchase and sale agreements that also contain symmetrical default provisions and allow for the netting and setoff of receivables and payables that arise during the same time period. The Company offsets its coal trading asset and liability derivative positions, and variation margin related to those positions, on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Assets from coal trading activities, net” and “Liabilities from coal trading activities, net."
Refer to Note 6. "Derivatives and Fair Value Measurements" and Note 7. "Coal Trading" herein for the additional quantitative disclosures related to this guidance.
Accumulated Other Comprehensive Income
In June 2011, the FASB issued accounting guidance, which was finalized in February 2013, that introduced new disclosure requirements requesting that entities provide additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant reclassification items. The new disclosure requirements became effective for interim and annual reporting periods beginning after December 15, 2012 (January 1, 2013 for the Company). While the adoption of this guidance impacted the Company's disclosures, it did not affect the Company's results of operations, financial condition or cash flows. Refer to Note 12. "Accumulated Other Comprehensive Income" herein for the additional disclosures related to this guidance.
(3)    Discontinued Operations
Discontinued operations include certain non-strategic former Midwestern U.S. and Australian Mining segment assets held for sale which the Company has committed to divest, former Midwestern U.S. Mining segment assets that have ceased production and other previously divested operations.
Results from discontinued operations were as follows during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Total revenues	$32.1	$66.5

Loss from discontinued operations before income taxes	$(16.6)	$(9.1)
Income tax benefit	7.5	4.4
Loss from discontinued operations, net of income taxes	$(9.1)	$(4.7)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Assets:
Other current assets	$31.2	$37.5
Investments and other assets	142.3	140.8
Total assets classified as discontinued operations	$173.5	$178.3

Liabilities:
Accounts payable and accrued expenses	$29.3	$33.3
Other noncurrent liabilities	40.0	27.1
Total liabilities classified as discontinued operations	$69.3	$60.4
(4)     Investments
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
The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale at the time of purchase and periodically reevaluates such designations. Such investments are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity.
Investments in debt securities not classified as held-to-maturity and investments in marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in “Accumulated other comprehensive income” in the condensed consolidated balance sheets. Realized gains and losses, determined on a specific identification method, are included in “Interest income” in the unaudited condensed consolidated statements of income.
Investments in available-for-sale securities at March 31, 2013 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
Federal government securities	$1.9	$—	$—	$1.9
U.S. corporate bonds	2.0	—	—	2.0
Noncurrent:
Marketable equity securities	32.4	—	(10.0)	22.4
Federal government securities	26.4	0.2	—	26.6
U.S. corporate bonds	16.9	0.1	—	17.0
Total	$79.6	$0.3	$(10.0)	$69.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in available-for-sale securities at December 31, 2012 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
U.S. corporate bonds	$4.1	$—	$—	$4.1
Noncurrent:
Marketable equity securities	32.4	—	—	32.4
Federal government securities	32.0	0.2	—	32.2
U.S. corporate bonds	19.5	0.2	—	19.7
Total	$88.0	$0.4	$—	$88.4
The Company’s investments in marketable equity securities consist of an investment in Winsway Coking Coal Holdings Limited (Winsway).
Contractual maturities for available-for-sale investments in debt securities at March 31, 2013 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$3.9	$3.9
Due in one to five years	43.3	43.6
Total	$47.2	$47.5
Proceeds from sales and maturities of debt securities shown in the tables above amounted to $12.9 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively. The Company realized net gains of less than $0.1 million during the three months ended March 31, 2013 associated with those sales and maturities. There were no gains or losses on the sales for the three months ended March 31, 2012. Purchases of debt securities amounted to $4.6 million for the three months ended March 31, 2013. No purchases of debt securities occurred for the three months ended March 31, 2012.
In addition to the securities described above, the Company held investments in debt securities related to the Company's pro-rata share of funding in the Newcastle Coal Infrastructure Group (NCIG). These debt securities were recorded at cost, which approximated fair value and were denominated in U.S. dollars. During the three months ended March 31, 2012, the Company sold $1.4 million of the debt securities related to NCIG, with no realized gains or losses on the sale. The Company did not hold any NCIG securities during 2013.
At each reporting date, the Company performs separate evaluations of debt and equity securities to determine if any unrealized losses are other-than-temporary. In December 2012, the Company performed its quarterly evaluation of debt and equity securities for impairment. The Company concluded that its investment in Winsway equity securities was other-than-temporarily impaired and, as such, recognized a $35.5 million impairment loss on the investment in the quarter ended December 31, 2012, resetting the Company's cost basis in the investment. The fair market value of those securities again decreased during the three months ended March 31, 2013 and the Company assessed the securities for impairment as of that date. As a result of that analysis, the Company deemed the unrealized losses incurred during the three months ended March 31, 2013 associated with its investment in Winsway equity securities to be temporary and the changes in market value thereto during that period to be generally consistent with the trends of equity securities across the coal mining industry. The Company has the ability to hold the securities until recovery and has no current intention to divest the securities. Accordingly, the Company did not recognize other-than-temporary losses on its investments in debt and equity securities during the three months ended March 31, 2013.
In November 2012, the Company purchased $4.8 million of time deposits denominated in Chinese Renminbi with six month maturities. These investments are classified as held-to-maturity investments which are recorded at amortized cost, which approximates fair value, and are included in "Other current assets" in the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)     Inventories
Inventories consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Materials and supplies	$156.8	$157.6
Raw coal	125.3	164.3
Saleable coal	283.9	226.5
Total	$566.0	$548.4
(6)     Derivatives and Fair Value Measurements
Risk Management — Non-Coal Trading Activities
The Company is exposed to various types of risk in the normal course of business, including foreign currency exchange rate risk for non-U.S. dollar expenditures and balances, price risk on commodities utilized in the Company's mining operations and interest rate risk on long-term debt. The Company predominantly manages commodity price risk (excluding coal trading activities) related to the sale of coal through the use of long-term, fixed-price contracts, rather than through the use of derivative instruments. In order to manage its exposure related to price risk on certain commodities used in production, as well as for foreign currency exchange rate and interest rate risk, the Company utilizes derivative financial instruments. These risks are actively monitored in an effort to ensure compliance with the risk management policies of the Company.
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
Diesel Fuel and Explosives Hedges. The Company is exposed to commodity price risk associated with diesel fuel and explosives utilized in production in the U.S. and Australia. This risk is managed through the use of derivatives, primarily swaps, and to a lesser extent through the use of cost pass-through contracts. The Company generally designates the swap contracts as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted diesel fuel and explosives purchases.
Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against adverse changes in the fair value of the fixed rate debt that results from market interest rate changes. In addition, from time to time, interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of March 31, 2013, the Company had no interest rate swaps in place.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at March 31, 2013:

	Notional Amount by Year of Maturity
	Total	2013	2014	2015	2016
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,466.1	$1,510.5	$1,688.5	$1,097.1	$170.0
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	194.4	76.7	73.4	44.3	—
U.S. explosives hedge contracts (million MMBtu)	3.1	1.9	1.2	—	—

	Account Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value Asset (Liability)
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,466.1	$—	$—	$240.5
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	194.4	—	—	6.0
U.S. explosives hedge contracts (million MMBtu)	3.1	—	—	(3.0)
Based on the net fair value of the Company’s non-coal trading positions held in “Accumulated other comprehensive income” at March 31, 2013, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months associated with the Company’s foreign currency and diesel fuel hedge programs are expected to be approximately $205 million and $8 million, respectively. The unrealized losses to be realized under the explosives hedge program are expected to be approximately $2 million. As these unrealized gains and losses are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings will partially offset the realized transactions.
Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive income” until the hedged transaction impacts reported earnings, at which time any gain or loss is reclassified to earnings. To the extent that periodic changes in the fair value of derivatives deemed highly effective exceeds such changes in the hedged item, the ineffective portion of the periodic non-cash changes are recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes changes in the fair value of the instrument in earnings in the period of the change.
A measure of ineffectiveness is inherent in hedging future diesel fuel purchases with derivative positions based on refined petroleum products as a result of location and/or product differences.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-coal trading hedges during the three months ended March 31, 2013 and 2012:

		Three Months Ended March 31, 2013
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$5.9	$6.7	$0.2
Foreign currency forward contracts	Operating costs and expenses	—	38.7	85.1	—
Total		$—	$44.6	$91.8	$0.2

		Three Months Ended March 31, 2012
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$58.1	$17.3	$4.6
Foreign currency forward contracts	Operating costs and expenses	—	140.3	113.0	—
Total		$—	$198.4	$130.3	$4.6
The Company classifies the cash effects of its non-coal trading derivatives within the "Cash Flows From Operating Activities" section of the unaudited condensed consolidated statements of cash flows during the period of settlement for those instruments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting and Balance Sheet Presentation
The classification and amount of non-coal trading derivative financial instruments presented on a gross and net basis as of March 31, 2013 and December 31, 2012 are presented in the tables that follow.

	Fair Value of Assets as of March 31, 2013
Financial Instrument	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet(1)	Net Amount
	(Dollars in millions)
Current Assets:
Commodity swap contracts	$12.7	$(4.4)	$8.3	n.a.	n.a.
Foreign currency forward contracts	204.9	—	204.9	n.a.	n.a.
Total	$217.6	$(4.4)	$213.2	$(4.2)	$209.0

Noncurrent Assets:
Commodity swap contracts	$3.6	$(1.6)	$2.0	n.a.	n.a.
Foreign currency forward contracts	35.7	(0.1)	35.6	n.a.	n.a.
Total	$39.3	$(1.7)	$37.6	$(2.9)	$34.7

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default.

	Fair Value of Liabilities as of March 31, 2013
Financial Instrument	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet(1)	Net Amount
	(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$7.0	$(3.9)	$3.1	n.a.	n.a.
Foreign currency forward contracts	—	—	—	n.a.	n.a.
Total	$7.0	$(3.9)	$3.1	$(2.9)	$0.2

Noncurrent Liabilities:
Commodity swap contracts	$6.3	$(2.1)	$4.2	n.a.	n.a.
Foreign currency forward contracts	0.1	(0.1)	—	n.a.	n.a.
Total	$6.4	$(2.2)	$4.2	$(4.2)	$—

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value of Assets as of December 31, 2012
Financial Instrument	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet(1)	Net Amount
	(Dollars in millions)
Current Assets:
Commodity swap contracts	$18.3	$(3.8)	$14.5	n.a.	n.a.
Foreign currency forward contracts	260.1	—	260.1	n.a.	n.a.
Total	$278.4	$(3.8)	$274.6	$(8.0)	$266.6

Noncurrent Assets:
Commodity swap contracts	$2.5	$(1.4)	$1.1	n.a.	n.a.
Foreign currency forward contracts	27.6	(0.8)	26.8	n.a.	n.a.
Total	$30.1	$(2.2)	$27.9	$(3.4)	$24.5

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default.

	Fair Value of Liabilities as of December 31, 2012
Financial Instrument	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet(1)	Net Amount
	(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$8.5	$(2.8)	$5.7	n.a.	n.a.
Foreign currency forward contracts	—	—	—	n.a.	n.a.
Total	$8.5	$(2.8)	$5.7	$(5.7)	$—

Noncurrent Liabilities:
Commodity swap contracts	$8.3	$(2.4)	$5.9	n.a.	n.a.
Foreign currency forward contracts	0.8	(0.8)	—	n.a.	n.a.
Total	$9.1	$(3.2)	$5.9	$(5.7)	$0.2

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default.

See Note 7. "Coal Trading" for information on balance sheet offsetting related to the Company’s coal trading activities.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$59.0	$10.9	$—	$69.9
Commodity swap contracts	—	3.0	—	3.0
Foreign currency forward contracts	—	240.5	—	240.5
Total net financial assets	$59.0	$254.4	$—	$313.4

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$75.4	$13.0	$—	$88.4
Commodity swap contracts	—	4.0	—	4.0
Foreign currency forward contracts	—	286.9	—	286.9
Total net financial assets	$75.4	$303.9	$—	$379.3
For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, exchange indices, broker quotes, published indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

•
Investments in debt and equity securities: corporate bonds and U.S. government treasury instruments and marketable equity securities are valued based on quoted prices in active markets (Level 1) and U.S. government agency securities are valued based on derived prices in active markets (Level 2).

•	Commodity swap contracts — diesel fuel and explosives: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Foreign currency forward and option contracts: valued utilizing inputs obtained in quoted public markets (Level 2).
The Company did not have any transfers between levels during the three months ended March 31, 2013 or 2012 for its non-coal trading positions. The Company’s policy is to value transfers between levels using the beginning of period valuation.
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2013 and December 31, 2012:

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

The carrying amounts and estimated fair values of the Company’s debt are summarized as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$6,145.7	$6,385.0	$6,252.9	$6,583.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonperformance and Credit Risk
The fair value of the Company’s non-coal trading derivative assets and liabilities reflects adjustments for nonperformance and credit risk. The Company manages its counterparty risk through established credit standards, diversification of counterparties, utilization of investment grade commercial banks, adherence to established tenor limits based on counterparty creditworthiness and continuous monitoring of that creditworthiness. To reduce its credit exposure for these hedging activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties in the event of default.
(7)     Coal Trading
The Company engages in the direct and brokered trading of coal and freight-related contracts (coal trading). Except those for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value.
The Company's policy is to include instruments associated with coal trading transactions as a part of its trading book. Trading revenues from such transactions are recorded in “Other revenues” in the unaudited condensed consolidated statements of operations and include realized and unrealized gains and losses on derivative instruments, including those that arise from coal deliveries related to contracts accounted for on an accrual basis under the normal purchases and normal sales exception. Therefore, the Company has elected the trading exemption surrounding disclosures related to its coal trading activities.
Trading revenues recognized during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
Trading Revenues by Type of Instrument	2013	2012
	(Dollars in millions)
Commodity futures, swaps and options	$51.0	$10.8
Physical commodity purchase/sale contracts	(25.1)	9.1
Total trading revenues	$25.9	$19.9
Risk Management
Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive income” until the hedged transaction impacts reported earnings, at which time gains and losses are also reclassified to earnings. To the extent that periodic changes in the fair value of a derivative exceeds the changes in the hedged item to which it has been designated, the ineffective portion is recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes the changes in fair value of the instrument in earnings in the period of the change.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset of $181.7 million and $153.1 million as of March 31, 2013 and December 31, 2012, respectively. The increase in the fair value of coal trading positions designated as cash flow hedges of forecasted sales was predominantly driven by a decrease in the associated price levels in international thermal coal markets during the period. Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive income” at March 31, 2013, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $163 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the realized transactions in the unaudited condensed consolidated statements of operations.
Offsetting and Balance Sheet Presentation
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of March 31, 2013 and December 31, 2012 is set forth below:

Affected line item in the condensed consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation margin (held) posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of March 31, 2013
Assets from coal trading activities, net	$565.6	$(342.4)	$(165.3)	$57.9
Liabilities from coal trading activities, net	(364.9)	342.4	0.6	(21.9)
Total, Net	$200.7	$—	$(164.7)	$36.0

	Fair Value as of December 31, 2012
Assets from coal trading activities, net	$380.4	$(170.8)	$(157.2)	$52.4
Liabilities from coal trading activities, net	(190.5)	170.8	0.3	(19.4)
Total, Net	$189.9	$—	$(156.9)	$33.0

(1)	Approximately $97 million and $76 million of the net variation margin held at March 31, 2013 and December 31, 2012, respectively, related to cash flow hedges.
See Note 6. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s non-coal trading activities.
Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset coal trading positions for which fair value is measured on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$—	$33.1	$—	$33.1
Physical commodity purchase/sale contracts	—	1.5	1.4	2.9
Total net financial assets	$—	$34.6	$1.4	$36.0

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$1.2	$24.4	$—	$25.6
Physical commodity purchase/sale contracts	—	2.2	5.2	7.4
Total net financial assets	$1.2	$26.6	$5.2	$33.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including U.S. interest rate curves, LIBOR yield curves, Chicago Mercantile Exchange (CME), Intercontinental Exchange indices (ICE), NOS Clearing ASA, LCH.Clearnet (formerly known as the London Clearing House), Singapore Exchange (SGX), broker quotes, published indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

•	Commodity futures, swaps and options: generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2).

•	Physical commodity purchase/sale contracts: purchases and sales at locations with significant market activity corroborated by market-based information (Level 2).
Physical commodity purchase/sale contracts transacted in less liquid markets or contracts, such as long-term arrangements with limited price availability, are classified in Level 3. Indicators of less liquid markets are those with periods of low trade activity or wide pricing spreads between broker quotes.
The Company's risk management function, which is independent of the Company's commercial trading function, is responsible for valuation policies and procedures, with oversight from executive management. Generally, the Company's Level 3 instruments or contracts are valued using bid/ask price quotations and other market assessments obtained from multiple, independent third-party brokers or other transactional data incorporated into internally-generated discounted cash flow models. While the Company does not anticipate any decrease in the number of third-party brokers or market liquidity, the occurrence of such events could erode the quality of market information and therefore the valuation of its market positions. The Company's valuation techniques include basis adjustments to the foregoing price inputs for quality, such as heat rate and sulfur and ash content; location differentials, expressed as port and freight costs, and credit and nonperformance risk. The Company's risk management function independently validates the Company's valuation inputs, including unobservable inputs, with third-party information and settlement prices from other sources where available. A daily process is performed to analyze market price changes and changes to the portfolio. Further periodic validation occurs at the time contracts are settled with the counterparty. These valuation techniques have been consistently applied in all periods presented, and the Company believes it has obtained the most accurate information available for the types of derivative contracts held.
The following table summarizes the quantitative unobservable inputs utilized in the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of March 31, 2013:

	Range		Weighted
Input	Low	High	Average
Quality adjustments	2%	21%	18%
Location differentials	17%	17%	17%
Non-performance adjustments	4%	4%	4%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Beginning of period	$5.2	$8.7
Total net (losses) gains realized/unrealized:
Included in earnings	(4.1)	1.5
Settlements	0.3	(1.3)
End of period	$1.4	$8.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in net unrealized (losses) gains relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Changes in net unrealized (losses) gains (1)	$(3.2)	$1.9

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

The Company did not have any significant transfers in its coal trading positions between Level 1 and Level 2 during the three months ended March 31, 2013 or 2012. There were also no transfers in or out of Level 3 during the three months ended March 31, 2013 or 2012. The Company’s policy is to value transfers between levels using the beginning of period valuation.
As of March 31, 2013, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Percentage of
Year of Expiration	Portfolio Total
2013	48%
2014	37%
2015	14%
2016	1%
100%
Nonperformance and Credit Risk. The fair value of the Company’s coal derivative assets and liabilities reflects adjustments for nonperformance and credit risk. The Company’s exposure is substantially with electric utilities, steel producers and energy marketers. The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to regularly monitor the credit extended. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. Also, when appropriate (as determined by its credit management function), the Company has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral (margin), requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of a failure to pay or perform. To reduce its credit exposure related to trading and brokerage activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties and, to the extent required, will post or receive margin amounts associated with exchange-cleared and certain OTC positions.
At March 31, 2013, 77% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties while 16% was with non-investment grade counterparties and 7% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at March 31, 2013 and December 31, 2012, would have amounted to collateral postings to counterparties of approximately $9 million and $8 million, respectively. As of March 31, 2013 and December 31, 2012, no collateral was posted to counterparties for such positions.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. If a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties would have been zero at March 31, 2013 and December 31, 2012 based on the aggregate fair value of all derivative trading instruments with such features. Accordingly, the Company had posted no margin related to such features as of March 31, 2013 or December 31, 2012.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At March 31, 2013 and December 31, 2012, the Company held net variation margin of $164.7 million and $156.9 million, respectively.
In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of March 31, 2013 and December 31, 2012, the Company had posted initial margin of $19.0 million and $23.2 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. The Company also had posted $0.5 million of margin in excess of the exchange-required variation and initial margin discussed above as of December 31, 2012, which is also reflected in “Other current assets."
(8)     Financing Receivables
The Company had total financing receivables of $412.5 million and $391.7 million at March 31, 2013 and December 31, 2012, respectively, which consisted of the following:

Balance Sheet Classification	March 31, 2013	December 31, 2012
	(Dollars in millions)
Accounts receivable, net	$1.8	$0.7
Investments and other assets	410.7	391.0
Total financing receivables	$412.5	$391.7
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables at March 31, 2013.
Codrilla Mine Project. In 2011, a wholly owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of its 85% interest in the Codrilla Mine Project to participants of the Coppabella Moorvale Joint Venture (CMJV) where PEA-PCI sold down its interest in the Codrilla project to the CMJV (Codrilla sell down) so that, following completion of the sale, ownership of the Codrilla Mine Project reflected the existing ownership of the Coppabella and Moorvale mines with PEA-PCI retaining a 73.3% ownership. Prior to the acquisition of PEA-PCI by the Company, consideration of $15.0 million Australian dollars was received by PEA-PCI upon completion of the Codrilla sell down, representing 20% of the agreed price. Two installments, for which the Company holds non-interest-bearing receivables, are due upon the completion of certain milestones. The first installment, with 40% due on the granting of the related mining lease, was received during the three months ended September 30, 2012. The final 40% is due upon the mine's first coal shipment. There are currently no indications of impairment on the remaining installment and the Company expects to receive full payment upon the mine's first shipment. The remaining balance associated with these receivables is recorded in "Investments and other assets" which was $34.2 million and $33.6 million at March 31, 2013 and December 31, 2012, respectively, in the condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Middlemount Mine. The Company periodically makes loans to the Middlemount Mine joint venture (Middlemount), in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. Middlemount intends to pay down the loans as excess cash is generated as required by the shareholders’ agreement. The loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5% and expire December 24, 2015. Based on the expected timing of repayment on these loans, the Company now considers these loans to be of a long-term nature. As a result, the foreign currency impact related to the shareholder loans for the three month period ended March 31, 2013 is included in foreign currency translation adjustment in the unaudited condensed consolidated balance sheet as of March 31, 2013 and the unaudited condensed consolidated statement of comprehensive income for the three months then ended. "Investments and other assets" included $376.5 million and $357.4 million at March 31, 2013 and December 31, 2012, respectively, related to these loans in the condensed consolidated balance sheets.
Other Financing Receivables. From time to time, the Company may enter into transactions resulting in accounts or notes receivable held by the Company, which have been reflected in "Accounts receivable, net." These notes are generally short term in nature with positive historical collection experience and do not represent a material credit risk to the Company. During the three months ended March 31, 2013, the Company collected all such receivables outstanding as of December 31, 2012.
(9)  Income Taxes
The Company's tax expense of $3.7 million and $74.4 million for the three months ended March 31, 2013 and 2012 included remeasurement expense related to foreign tax accounts of $1.6 million and $8.9 million, respectively. The 2013 effective tax rate before remeasurement is based on the Company's estimated full year effective tax rate, which is comprised of the expected statutory tax expense, more than offset by reductions from percentage depletion, foreign rate differential and the Australian minerals resource rent tax.
The Company's Australian income tax returns for the tax years 2004 through 2010 are under examination by the Australian Tax Office (ATO). In April 2013, the ATO issued a final assessment challenging certain financing transactions with a total assessment of $78.9 million, comprised of additional taxes of $54.8 million plus interest and penalties of $24.1 million. The Company plans to proceed with litigation and may be required to make a deposit payment of up to 50% of the assessment during the second quarter of 2013.
(10)    Long-term Debt
The Company’s total indebtedness as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Term Loan	$368.8	$418.8
2011 Term Loan Facility	862.5	912.5
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
7.875% Senior Notes due November 2026	247.4	247.4
Convertible Junior Subordinated Debentures due December 2066	377.9	377.4
Capital lease obligations	96.9	104.6
Other	33.8	33.8
Total Debt	$6,145.7	$6,252.9
First Quarter 2013 Voluntary Prepayments
During the first quarter of 2013, the Company voluntarily prepaid $100.0 million in aggregate principal amount of its Term Loan and 2011 Term Loan Facility with existing cash on hand. That voluntary repayment represented all of the contractual 2014 quarterly principal repayments associated with those facilities and a portion of the contractual 2015 principal repayments related to the Term Loan. The Company recognized a loss on debt extinguishment of $0.9 million associated with these prepayments. The loss is classified in "Interest expense" in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2013.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent Events
In April 2013, the Company committed to voluntarily prepay an additional $67.0 million in aggregate principal amount of its Term Loan and $32.4 million of certain Australian private placement bonds (presented in "Other" in the above schedule) during the second quarter of 2013 with existing cash on hand. Because the Company had the intention to prepay those amounts within the next twelve months as of March 31, 2013, those amounts have been included in "Current maturities of long-term debt" in the unaudited condensed consolidated balance sheet at that date.
Other Long-Term Debt
Other than the foregoing, there were no significant changes to the Company's long-term debt subsequent to December 31, 2012. Information regarding the Company's debt is outlined in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(11) Pension and Postretirement Benefit Costs
Net periodic pension costs included the following components:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Service cost for benefits earned	$0.6	$0.5
Interest cost on projected benefit obligation	10.6	11.7
Expected return on plan assets	(14.9)	(15.9)
Amortization of prior service cost	0.2	0.2
Amortization of actuarial loss	16.4	12.2
Net periodic pension costs	$12.9	$8.7
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). The Company currently expects its qualified plans to be at or above the Pension Protection Act thresholds and will therefore avoid benefit restrictions and at-risk penalties for 2013. Based upon minimum funding requirements in accordance with the Moving Ahead for Progress in the 21st Century Act (MAP-21) issued in July 2012, the Company expects to contribute approximately $5.0 million in 2013 to meet minimum funding requirements for its qualified plans and benefit payments for its non-qualified plans.
Net periodic postretirement benefit costs included the following components:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Service cost for benefits earned	$3.9	$3.6
Interest cost on accumulated postretirement benefit obligation	10.5	13.7
Amortization of prior service cost	(0.4)	0.7
Amortization of actuarial loss	6.0	8.1
Net periodic postretirement benefit costs	$20.0	$26.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the three months ended March 31, 2013:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Available-For-Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
December 31, 2012	$22.2	$(411.7)	$12.7	$387.5	$0.3	$11.0
Net change in fair value	—	—	—	68.7	(6.2)	62.5
Reclassification from other comprehensive income to earnings	—	14.3	(0.1)	(77.1)	(0.1)	(63.0)
Current period change	1.1	—	—	—	—	1.1
March 31, 2013	$23.3	$(397.4)	$12.6	$379.1	$(6.0)	$11.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive income" into earnings during the three months ended March 31, 2013:

Details about accumulated other comprehensive income (loss) components	Amount reclassifed from accumulated other comprehensive income (1)	Affected line item in the condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers compensation obligations:
Postretirement health care and life insurance benefits	$(6.0)	Operating costs and expenses
Defined benefit pension plans	(13.6)	Operating costs and expenses
Defined benefit pension plans	(2.8)	Selling and administrative expenses
Insignificant items	(0.3)
	(22.7)	Total before income taxes
	8.4	Income tax provision
	$(14.3)	Total after income taxes

Prior service cost associated with postretirement plans:
Postretirement health care and life insurance benefits	$0.4	Operating costs and expenses
Defined benefit pension plans	(0.2)	Operating costs and expenses
	0.2	Total before income taxes
	(0.1)	Income tax provision
	$0.1	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$85.1	Operating costs and expenses
Fuel and explosives commodity swaps	6.9	Operating costs and expenses
Coal trading commodity futures, swaps and options	25.3	Other revenues
Insignificant items	(0.1)
	117.2	Total before income taxes
	(40.1)	Income tax provision
	$77.1	Total after income taxes

Available-for-sale securities:
Debt securities	$0.1	Interest income (2)

(1)	Recognized as gains (losses) in the unaudited condensed consolidated statements of operations.

(2)	The tax effect associated with the realized gain on sale of debt securities during the three months ended March 31, 2013 was less than $0.1 million.
(13) (Loss) Earnings per Share (EPS)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A conversion of the Debentures may result in payment for any conversion value in excess of the principal amount of the Debentures in the Company’s common stock. For diluted EPS purposes, potential common stock is calculated based on whether the market price of the Company’s common stock at the end of each reporting period is in excess of the conversion price of the Debentures. For a full discussion of the conditions under which the Debentures may be converted, the conversion rate to common stock and the conversion price, see Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
For all but the performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For the Company’s performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted. For further discussion of the Company’s share-based compensation awards, see Note 18 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The computation of diluted EPS excludes anti-dilutive shares of approximately 1.0 million for the three months ended March 31, 2013 and 0.6 million for the three months ended March 31, 2012. These anti-dilutive shares were due to certain share-based compensation awards calculated under the treasury stock method. Anti-dilution generally occurs where the exercise prices are higher than the average market value of the Company’s stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(10.3)	$183.0
Less: Net income attributable to noncontrolling interests	4.0	5.6
(Loss) income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	(14.3)	177.4
Less: Earnings from continuing operations allocated to participating securities	—	1.2
(Loss) income from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	(14.3)	176.2
Loss from discontinued operations, net of income taxes	(9.1)	(4.7)
Net (loss) income attributable to common stockholders, after allocation of earnings to participating securities (1)	$(23.4)	$171.5

EPS denominator:
Weighted average shares outstanding — basic	266.9	270.1
Impact of dilutive securities	—	0.8
Weighted average shares outstanding — diluted	266.9	270.9

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.05)	$0.65
Loss from discontinued operations	(0.04)	(0.02)
Net (loss) income	$(0.09)	$0.63

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.05)	$0.65
Loss from discontinued operations	(0.04)	(0.02)
Net (loss) income	$(0.09)	$0.63

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the three months ended March 31, 2012.
(14) Financial Instruments and Guarantees with Off-Balance Sheet Risk
In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk
As of March 31, 2013, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other(1)	Total
	(Dollars in millions)
Self bonding	$1,242.5	$—	$—	$—	$1,242.5
Surety bonds	316.4	105.1	30.9	8.9	461.3
Bank guarantees	282.1	—	—	169.3	451.4
Letters of credit	—	—	32.6	79.7	112.3
	$1,841.0	$105.1	$63.5	$257.9	$2,267.5

(1)
Other includes the $79.7 million in letters of credit described below and an additional $178.2 million in bank guarantees and surety bonds related to collateral for surety companies, road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of March 31, 2013, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of March 31, 2013. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly owned, bankruptcy-remote subsidiary (Seller). At March 31, 2013, the Company had $195.3 million remaining capacity available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes trade receivables of most of the Company's U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the revolving credit facility portion of the Company’s Credit Facility, effectively managing its overall borrowing costs and providing an additional source of working capital. The securitization program was renewed in May 2013 and will expire in April 2016.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2013, the Company received total consideration of $1,042.9 million related to accounts receivable sold under the securitization program, including $624.5 million of cash up front from the sale of the receivables, an additional $167.0 million of cash upon the collection of the underlying receivables and $251.4 million that had not been collected at March 31, 2013 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $25.0 million at March 31, 2013 and December 31, 2012.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.3 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.
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
The Company believes that its only material exposure to the bankruptcy of Patriot relates to up to $150 million in possible federal and state black lung occupational disease liabilities. As Patriot noted in its Annual Report on Form 10-K for the year ended December 31, 2012, it has posted $15 million in collateral with the U.S. Department of Labor (DOL) in exchange for the right to self-insure its liabilities under the Federal Coal Mine Health and Safety Act of 1969 (Black Lung Act). If Patriot is unable to meet its black lung liability obligations, the Company believes that the DOL will first look to this collateral for payment. The Black Lung Act allows the DOL to seek recovery from other potentially liable operators as well. The Company may be considered a potentially liable operator for purposes of the Black Lung Act with respect to the black lung liabilities of Patriot at the time of the spin-off.
See Note 15. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for a discussion of certain litigation related to the Patriot bankruptcy.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2013, purchase commitments for capital expenditures were $271.4 million, all of which is obligated within the next three years, with $236.0 million obligated in the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 24 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
Litigation Relating to Continuing Operations
Gulf Power Company.  On June 22, 2006, Gulf Power Company (Gulf Power) filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company’s subsidiary under a coal supply agreement with Gulf Power and seeking damages for alleged past and future tonnage shortfalls of nearly 5 million tons under the agreement, which expired on December 31, 2007. On June 30, 2009, the court granted Gulf Power’s motion for partial summary judgment on liability and denied the Company subsidiary’s motion for summary judgment. On September 30, 2010, the court entered its order on damages, awarding Gulf Power zero dollars in damages and the Company subsidiary its costs to defend the lawsuit. On November 1, 2010, Gulf Power filed a motion to alter or amend the judgment, contesting the trial court’s damages order, to which the Company subsidiary objected. The court entered an order on July 29, 2011 that affirmed its September 30, 2010 decision in all respects except for 2007 cover coal purchases and granted in part Gulf Power's motion to alter judgment with respect to 2007 cover coal purchases. On September 30, 2011, the court entered an order awarding Gulf Power damages in the amount of $20.5 million for its 2007 cover coal purchases. On January 19, 2012, the court entered its order awarding Gulf Power prejudgment interest in the amount of $6.9 million plus post-judgment interest. The Company's subsidiary appealed and oral arguments before the U.S. Court of Appeals for the Eleventh Circuit occurred on January 31, 2013. Based on the Company's evaluation of information currently available concerning the issues and their potential impact, the Company believes that its subsidiary will be successful in the liability appeals process and, therefore, no liability has been recorded at this time.
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
Sumiseki Materials Co Ltd. In 2010, the Class B shareholder (noncontrolling interest holder) in Wambo Coal Pty Ltd (Wambo), an Australian subsidiary of the Company, filed a lawsuit in the Supreme Court of New South Wales, Australia, against Wambo alleging the Class B shareholder was entitled to certain dividend payments from Wambo (subject to limited exceptions) and requested payment of those dividends for periods from 2009 to 2012.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 25, 2013, the Supreme Court issued a judgment in favor of the plaintiff's position that the Class B shareholder was entitled to dividend payments (subject to limited exceptions), thus requiring Wambo to pay dividends to the Class B shareholder for the periods in question. The Supreme Court issued finalized orders on May 3, 2013, including the final calculation of amounts due for dividends during the periods from 2009 to 2012, which totaled $32.2 million plus interest.
Wambo intends to appeal the Supreme Court's decision. The Company has until May 17, 2013 to post security for the judgment amount, the payment of which will be stayed until the outcome of the appeal is known. Based on the Company's evaluation of information currently available concerning the issues and their potential impact, the Company believes that its subsidiary should be successful in the appeals process, and therefore, continues to reflect $34.3 million of previously allocated earnings to the noncontrolling interest as of March 31, 2013. If the Supreme Court's ruling is upheld, the Company believes the claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.
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
On March 14, 2013, Patriot filed a motion in its bankruptcy proceeding seeking to reduce the benefits it provides to certain of its retirees pursuant to section 1114 of the Bankruptcy Code.  At the same time, Patriot also filed a declaratory judgment complaint against the Company and one of its subsidiaries seeking a declaration that Section 1(d) of the NBCWA Liabilities Assumption Agreement will not apply to reduce the subsidiary's healthcare benefits funding obligations if Patriot successfully reduces, pursuant to section 1114 of the Bankruptcy Code, the benefits it is required to pay to certain of its retirees under existing collective bargaining agreements. On April 5, 2013, Patriot filed a motion for summary judgment with respect to the declaratory judgment complaint. On April 29, 2013, the Court heard both motions and took the matters under submission. The Company believes the relief that Patriot seeks is contrary to the language of the agreement and will vigorously defend against the complaint and the related motion for summary judgment.
On October 23, 2012, eight individual plaintiffs and the United Mine Workers of America filed a putative class action lawsuit in the U.S. District Court for the Southern District of West Virginia against the Company, one of its subsidiaries and an unrelated coal company. The lawsuit seeks to have the court obligate the defendants to maintain certain Patriot benefit plans at their current levels and to find the defendants' actions in violation of the Employee Retirement Income Security Act of 1974. On January 7, 2013, the Company defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The plaintiffs thereafter amended their complaint to include new allegations and name two more individuals as plaintiffs. The Company defendants updated their motion to dismiss to respond to the new allegations and filed it on February 20, 2013. The Company believes the lawsuit is without merit and will vigorously defend against it.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $45.7 million as of March 31, 2013 and $46.7 million as of December 31, 2012, $9.6 million and $10.6 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.
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
Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et al.  In February 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, several owners of electricity generating facilities and several oil companies. The plaintiffs are the governing bodies of a village in Alaska that they contend is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for nuisance, and allege that the defendants have acted in concert and are jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village. The defendants filed motions to dismiss on the grounds of lack of personal and subject matter jurisdiction. In June 2009, the court granted defendants’ motion to dismiss for lack of subject matter jurisdiction finding that plaintiffs’ federal claim for nuisance is barred by the political question doctrine and for lack of standing. The plaintiffs appealed the court’s dismissal to the U.S. Court of Appeals for the Ninth Circuit, which affirmed the dismissal on September 21, 2012. On October 4, 2012, the plaintiffs filed a Petition for Rehearing En Banc, which was denied. On February 25, 2013, the plaintiffs then filed a Petition for Certiorari with the U.S. Supreme Court, which has yet to decide whether to grant the petition.
Other
At times the Company becomes a party to other claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business in the U.S., Australia and other countries where the Company does business. For example, in June 2007, the New York Office of the Attorney General served a letter and subpoena on the Company, seeking information and documents relating to the Company's disclosure to investors of risks associated with possible climate change and related legislation and regulations. The Company believes it has made full and proper disclosure of these potential risks. In addition, in January 2013, the Securities and Exchange Commission (SEC) staff served a subpoena on the Company seeking information and documents relating to the development of Prairie State Energy Campus, a 1,600 megawatt coal-fueled electricity generation plant and adjacent coal mine in Illinois in which the Company owns a 5.06% undivided interest. The Company is cooperating with the SEC's investigation. Based on current information, the Company believes that such other pending or threatened proceedings are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
(16) Segment Information
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results were as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Revenues:
Australian Mining	$738.0	$854.1
Western U.S. Mining	640.1	761.0
Midwestern U.S. Mining	336.7	347.7
Trading and Brokerage	25.9	52.5
Corporate and Other	7.3	5.4
Total	$1,748.0	$2,020.7

Adjusted EBITDA:
Australian Mining	$100.4	$295.6
Western U.S. Mining	160.5	207.0
Midwestern U.S. Mining	112.3	109.2
Trading and Brokerage	16.0	28.1
Corporate and Other	(109.1)	(128.4)
Total	$280.1	$511.5
A reconciliation of Adjusted EBITDA to consolidated (loss) income from continuing operations, net of income taxes follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Total Adjusted EBITDA	$280.1	$511.5
Depreciation, depletion and amortization	170.7	142.9
Amortization of basis difference related to equity affiliates	1.6	2.3
Asset retirement obligation expenses	19.0	15.0
Interest expense	101.3	102.0
Interest income	(5.9)	(8.1)
Income tax provision	3.7	74.4
(Loss) income from continuing operations, net of income taxes	$(10.3)	$183.0
(17) Supplemental Guarantor/Non-Guarantor Financial Information
In accordance with the indentures governing the 7.375% Senior Notes due November 2016, the 6.00% Senior Notes due November 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due November 2021 and the 7.875% Senior Notes due November 2026 (collectively the Senior Notes), certain wholly owned U.S. subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,014.6	$796.2	$(62.8)	$1,748.0
Costs and expenses
Operating costs and expenses	(91.7)	700.9	843.0	(62.8)	1,389.4
Depreciation, depletion and amortization	—	79.6	91.1	—	170.7
Asset retirement obligation expenses	—	11.6	7.4	—	19.0
Selling and administrative expenses	9.2	47.4	8.5	—	65.1
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(2.8)	0.2	—	(2.6)
Loss from equity affiliates and investment in subsidiaries	84.8	3.9	13.7	(84.8)	17.6
Interest expense	101.9	2.3	110.5	(113.4)	101.3
Interest income	(68.1)	(34.9)	(16.3)	113.4	(5.9)
Unrealized (gain) loss on derivatives	—	(41.0)	41.0	—	—
(Loss) income from continuing operations before income taxes	(36.1)	247.6	(302.9)	84.8	(6.6)
Income tax (benefit) provision	(15.3)	107.9	(88.9)	—	3.7
(Loss) income from continuing operations, net of income taxes	(20.8)	139.7	(214.0)	84.8	(10.3)
Loss from discontinued operations, net of income taxes	(2.6)	(1.5)	(5.0)	—	(9.1)
Net (loss) income	(23.4)	138.2	(219.0)	84.8	(19.4)
Less: Net income attributable to noncontrolling interests	—	—	4.0	—	4.0
Net (loss) income attributable to common stockholders	$(23.4)	$138.2	$(223.0)	$84.8	$(23.4)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(23.4)	$138.2	$(219.0)	$84.8	$(19.4)
Other comprehensive income (loss), net of income taxes	0.6	(22.5)	(14.2)	36.7	0.6
Comprehensive (loss) income	(22.8)	115.7	(233.2)	121.5	(18.8)
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.0	—	4.0
Comprehensive (loss) income attributable to common stockholders	$(22.8)	$115.7	$(237.2)	$121.5	$(22.8)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,131.3	$918.6	$(29.2)	$2,020.7
Costs and expenses
Operating costs and expenses	(124.4)	835.6	739.8	(29.2)	1,421.8
Depreciation, depletion and amortization	—	72.7	70.2	—	142.9
Asset retirement obligation expenses	—	10.7	4.3	—	15.0
Selling and administrative expenses	10.1	51.9	9.0	—	71.0
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(1.9)	(2.1)	—	(4.0)
(Income) loss from equity affiliates and investment in subsidiaries	(116.4)	1.9	20.8	116.4	22.7
Interest expense	103.4	5.3	115.0	(121.7)	102.0
Interest income	(77.8)	(34.9)	(17.1)	121.7	(8.1)
Unrealized (gain) loss on derivatives	—	(59.2)	59.2	—	—
Income (loss) from continuing operations before income taxes	205.1	249.2	(80.5)	(116.4)	257.4
Income tax provision	32.4	1.4	40.6	—	74.4
Income (loss) from continuing operations, net of income taxes	172.7	247.8	(121.1)	(116.4)	183.0
Loss from discontinued operations, net of income taxes	—	(0.9)	(3.8)	—	(4.7)
Net income (loss)	172.7	246.9	(124.9)	(116.4)	178.3
Less: Net income attributable to noncontrolling interests	—	—	5.6	—	5.6
Net income (loss) attributable to common stockholders	$172.7	$246.9	$(130.5)	$(116.4)	$172.7
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income (loss)	$172.7	$246.9	$(124.9)	$(116.4)	$178.3
Other comprehensive income, net of income taxes	78.7	32.6	13.6	(46.2)	78.7
Comprehensive income (loss)	251.4	279.5	(111.3)	(162.6)	257.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	5.6	—	5.6
Comprehensive income (loss) attributable to common stockholders	$251.4	$279.5	$(116.9)	$(162.6)	$251.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$332.5	$0.2	$296.8	$—	$629.5
Accounts receivable, net	2.4	41.3	618.1	—	661.8
Inventories	—	271.7	294.3	—	566.0
Assets from coal trading activities, net	—	110.6	—	(52.7)	57.9
Deferred income taxes	—	36.4	0.4	(3.2)	33.6
Other current assets	213.1	19.4	270.8	—	503.3
Total current assets	548.0	479.6	1,480.4	(55.9)	2,452.1
Property, plant, equipment and mine development, net	—	5,060.0	6,537.7	—	11,597.7
Investments and other assets	11,734.7	7.4	1,005.9	(11,325.9)	1,422.1
Total assets	$12,282.7	$5,547.0	$9,024.0	$(11,381.8)	$15,471.9

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$67.0	$0.1	$72.4	$—	$139.5
Payables to (receivables from) affiliates, net	164.4	(354.5)	190.1	—	—
Deferred income taxes	3.2	—	4.7	(3.2)	4.7
Liabilities from coal trading activities, net	—	6.7	67.9	(52.7)	21.9
Accounts payable and accrued expenses	120.4	585.3	788.4	—	1,494.1
Total current liabilities	355.0	237.6	1,123.5	(55.9)	1,660.2
Long-term debt, less current maturities	5,948.1	6.6	51.5	—	6,006.2
Deferred income taxes	25.8	144.3	307.5	—	477.6
Notes payable to (receivable from) affiliates, net	1,032.6	(6,070.8)	5,038.2	—	—
Other noncurrent liabilities	53.3	1,900.9	469.7	—	2,423.9
Total liabilities	7,414.8	(3,781.4)	6,990.4	(55.9)	10,567.9
Peabody Energy Corporation’s stockholders’ equity	4,867.9	9,328.4	1,997.5	(11,325.9)	4,867.9
Noncontrolling interests	—	—	36.1	—	36.1
Total stockholders’ equity	4,867.9	9,328.4	2,033.6	(11,325.9)	4,904.0
Total liabilities and stockholders’ equity	$12,282.7	$5,547.0	$9,024.0	$(11,381.8)	$15,471.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$269.6	$0.3	$288.9	$—	$558.8
Accounts receivable, net	3.6	5.0	729.2	—	737.8
Inventories	—	271.4	277.0	—	548.4
Assets from coal trading activities, net	—	87.5	—	(35.1)	52.4
Deferred income taxes	—	57.3	2.3	(3.2)	56.4
Other current assets	275.0	—	354.6	(7.9)	621.7
Total current assets	548.2	421.5	1,652.0	(46.2)	2,575.5
Property, plant, equipment and mine development, net	—	5,120.8	6,680.9	—	11,801.7
Investments and other assets	9,524.7	—	1,037.0	(9,129.9)	1,431.8
Total assets	$10,072.9	$5,542.3	$9,369.9	$(9,176.1)	$15,809.0

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$47.8	$—	$47.8
Payables to (receivables from) affiliates, net	2,309.3	(2,904.4)	595.1	—	—
Deferred income taxes	3.2	—	—	(3.2)	—
Liabilities from coal trading activities, net	—	4.0	50.5	(35.1)	19.4
Accounts payable and accrued expenses	63.3	595.0	956.5	(7.9)	1,606.9
Total current liabilities	2,375.8	(2,305.4)	1,649.9	(46.2)	1,674.1
Long-term debt, less current maturities	6,114.5	6.6	84.0	—	6,205.1
Deferred income taxes	43.2	142.0	392.1	—	577.3
Notes (receivable from) payable to affiliates, net	(3,421.3)	(1,100.4)	4,521.7	—	—
Other noncurrent liabilities	55.8	1,893.9	464.0	—	2,413.7
Total liabilities	5,168.0	(1,363.3)	7,111.7	(46.2)	10,870.2
Peabody Energy Corporation’s stockholders’ equity	4,904.9	6,905.6	2,224.3	(9,129.9)	4,904.9
Noncontrolling interests	—	—	33.9	—	33.9
Total stockholders’ equity	4,904.9	6,905.6	2,258.2	(9,129.9)	4,938.8
Total liabilities and stockholders’ equity	$10,072.9	$5,542.3	$9,369.9	$(9,176.1)	$15,809.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$149.1	$150.9	$(12.5)	$287.5
Net cash (used in) provided by discontinued operations	(4.4)	1.5	(12.9)	(15.8)
Net cash provided by (used in) operating activities	144.7	152.4	(25.4)	271.7
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(16.7)	(57.3)	(74.0)
Changes in accrued expenses related to capital expenditures	—	(2.0)	(64.4)	(66.4)
Proceeds from disposal of assets, net of note receivable	—	1.8	51.2	53.0
Purchases of debt and equity securities	—	—	(4.6)	(4.6)
Proceeds from sales and maturities of debt and equity securities	—	—	12.9	12.9
Contributions to joint ventures	—	—	(154.1)	(154.1)
Distributions from joint ventures	—	—	174.3	174.3
Advances to related parties	—	—	(23.1)	(23.1)
Repayments of loans from related parties	—	—	14.8	14.8
Other, net	—	(1.0)	—	(1.0)
Net cash used in continuing operations	—	(17.9)	(50.3)	(68.2)
Net cash used in discontinued operations	—	—	(0.1)	(0.1)
Net cash used in investing activities	—	(17.9)	(50.4)	(68.3)
Cash Flows From Financing Activities
Repayments of long-term debt	(100.0)	—	(8.5)	(108.5)
Dividends paid	(22.9)	—	—	(22.9)
Repurchase of employee common stock relinquished for tax withholding	(2.6)	—	—	(2.6)
Other, net	3.4	(1.8)	(0.3)	1.3
Transactions with affiliates, net	40.3	(132.8)	92.5	—
Net cash (used in) provided by financing activities	(81.8)	(134.6)	83.7	(132.7)
Net change in cash and cash equivalents	62.9	(0.1)	7.9	70.7
Cash and cash equivalents at beginning of period	269.6	0.3	288.9	558.8
Cash and cash equivalents at end of period	$332.5	$0.2	$296.8	$629.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by continuing operations	$118.9	$204.2	$107.3	$430.4
Net cash used in discontinued operations	—	(0.3)	(34.6)	(34.9)
Net cash provided by operating activities	118.9	203.9	72.7	395.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(54.7)	(179.8)	(234.5)
Investment in Prairie State Energy Campus	—	(3.3)	—	(3.3)
Proceeds from disposal of assets	—	4.6	—	4.6
Proceeds from sales and maturities of debt and equity securities	—	—	3.1	3.1
Contributions to joint ventures	—	—	(208.9)	(208.9)
Distributions from joint ventures	—	—	221.4	221.4
Advances to related parties	—	—	(322.0)	(322.0)
Repayment of loans from related parties	—	—	338.7	338.7
Other, net	—	(0.5)	—	(0.5)
Net cash used in continuing operations	—	(53.9)	(147.5)	(201.4)
Net cash used in discontinued operations	—	(0.8)	(0.9)	(1.7)
Net cash used in investing activities	—	(54.7)	(148.4)	(203.1)
Cash Flows From Financing Activities
Repayments of long-term debt	(6.3)	—	(7.1)	(13.4)
Dividends paid	(23.2)	—	—	(23.2)
Repurchase of employee common stock relinquished for tax withholding	(7.9)	—	—	(7.9)
Excess tax benefits related to share-based compensation	3.5	—	—	3.5
Other, net	4.7	—	(2.8)	1.9
Transactions with affiliates, net	27.5	(149.1)	121.6	—
Net cash (used in) provided by financing activities	(1.7)	(149.1)	111.7	(39.1)
Net change in cash and cash equivalents	117.2	0.1	36.0	153.3
Cash and cash equivalents at beginning of period	283.2	0.8	515.1	799.1
Cash and cash equivalents at end of period	$400.4	$0.9	$551.1	$952.4

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

•	global supply and demand for coal, including the seaborne thermal and metallurgical coal markets;

•	price volatility, particularly in higher-margin products and in our trading and brokerage businesses;

•	impact of alternative energy sources, including natural gas and renewables;

•	global steel demand and the downstream impact on metallurgical coal prices;

•	impact of weather and natural disasters on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;

•	geologic, equipment, permitting, site access and operational risks related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of take-or-pay arrangements for rail and port commitments for the delivery of coal;

•	successful implementation of business strategies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	availability, access to and the related cost of capital and financial markets;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•
legislation, regulations and court decisions or other government actions, including, but not limited to, new environmental and mine safety requirements, changes in income tax regulations, sales-related royalties or other regulatory taxes and changes in derivatives laws and regulations;

•	litigation, including claims not yet asserted;

•	terrorist attacks or security threats;

•	impacts of pandemic illnesses; and

•	other factors, including those discussed in Part II, Item 1. "Legal Proceedings."
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors and other factors that could affect our results contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

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
To maximize our coal assets and land holdings for long-term growth, we are pursuing Btu Conversion projects that would convert coal to natural gas (CTG) or transportation fuels (CTL) and advancing clean coal technologies, including carbon capture and storage (CCS).
Results of Operations
Non-U.S. GAAP Financial Measures
The following discussion of our results of operations includes references to and analysis of Adjusted EBITDA, Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS, which are financial measures not recognized in accordance with U.S. generally accepted accounting principles (GAAP). These financial measures are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Adjusted EBITDA is defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization, asset impairment and mine closure costs and amortization of basis difference associated with equity method investments. Adjusted EBITDA is used by management to measure our segments’ operating performance and we believe it is a useful indicator of our ability to meet debt service and capital expenditure requirements.

Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS are defined as (loss) income from continuing operations and diluted earnings per share from continuing operations (EPS), respectively, excluding the impacts of asset impairment and mine closure costs, net of tax, and the remeasurement of foreign income tax accounts on our income tax provision. The income tax benefits related to asset impairment and mine closure costs are calculated based on the enacted tax rate in the jurisdiction in which they have been or will be realized, adjusted for the estimated recoverability of those benefits. We have included Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS in our discussion because, in the opinion of management, excluding those foregoing items is useful in comparing our current results with those of prior periods. We also believe that excluding the impact of the remeasurement of our foreign income tax accounts represents a meaningful indicator of our ongoing effective tax rate.
A reconciliation of Adjusted EBITDA to its most comparable measure under U.S. GAAP is included in Note 16. "Segment Information" of the accompanying unaudited condensed consolidated financial statements. Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS are reconciled to their most comparable measures under U.S. GAAP in the sections that follow.
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Summary
Global coal market conditions displayed indicators of improvement during the three months ended March 31, 2013, including higher coal consumption in the U.S. compared to the prior year and a sequential quarterly increase in international seaborne metallurgical coal settlement prices heading into the second quarter of 2013. However, those positive indicators were not reflected in our earnings for the three months ended March 31, 2013 due to the carryover effects of the challenged global coal market environment from 2012.
In international seaborne metallurgical coal markets, continued growth in global seaborne metallurgical coal demand throughout 2012 was outpaced by an increase in supply, lowering prices in those markets. Prices for quarterly contracts commencing in January 2013 for high quality hard coking coal (HQHCC) and low volatile pulverized coal injections (LV PCI) settled at approximately $165 and $124 per tonne, respectively, an approximate 30% decrease compared to price levels observed in the year-ago quarter. Global metallurgical coal demand continued its trend of growth during the three months ended March 31, 2013, corresponding with an approximate 2% increase in worldwide steel production during that period compared to the year-ago quarter according to data recently published by the World Steel Association (WSA). In its April 2013 Short Range Outlook, the WSA forecasted 3% year-over-year growth in worldwide steel production in 2013, reflecting an improvement from 2012 annual worldwide growth of approximately 1%. This uptick in demand has led to improved prices for quarterly contracts commencing April 2013 of $172 and $141 per tonne of HQHCC and LV PCI, respectively.
International seaborne thermal coal demand continued to grow in the three months ended March 31, 2013 compared to the prior year, led by imports into China, India and Europe. Nonetheless, those markets remain well-supplied and marginal production cuts in those markets have been slow as legacy-priced contracts expire. Accordingly, annual thermal contracts commencing in April 2013 for thermal coal exports out of Newcastle, Australia have been settled at approximately $95 per tonne, a decline of approximately 17% compared to the prior year.
U.S. coal consumption increased 12% during the three months ended March 31, 2013 compared to the prior year, led by the electric power generation sector, according to data recently published by the U.S. Energy Information Administration (EIA), driven by a 25% year-over-year increase in heating-degree days during that period from a comparatively colder winter and a rise in the relative cost of natural gas. However, changes in our U.S. sales volumes in the three months ended March 31, 2013 compared to the prior year were not indicative of that increase as electric power generation customers continued to draw down on their coal stockpile inventories.
Given the foregoing factors, our revenues decreased during the three months ended March 31, 2013 compared to the prior year ($272.7 million) from lower average realized pricing across our global platform and lower U.S. sales volumes, partially offset by an increase in Australian Mining segment tons sold due to the benefit of growth and development projects completed in the prior year.
Segment Adjusted EBITDA similarly decreased during the three months ended March 31, 2013 compared to the prior year, though by a lesser amount ($250.7 million) as we began to realize the benefits of cost control initiatives implemented in the second half of 2012.

Net results attributable to common stockholders decreased in the three months ended March 31, 2013 compared to the prior year ($196.1 million), driven by lower Adjusted EBITDA and increases in depreciation, depletion and amortization and asset retirement obligation expenses resulting from higher Australian production and an overall increase in reclamation rates, partially offset by a lower income tax provision.
As of March 31, 2013, our available liquidity was approximately $2.2 billion. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Volumes
	2013	2012	Tons	%
	(Tons in millions)
Australian Mining	8.3	6.6	1.7	25.8%
Western U.S. Mining	37.6	43.4	(5.8)	(13.4)%
Midwestern U.S. Mining	6.5	6.7	(0.2)	(3.0)%
Trading and Brokerage	4.8	4.7	0.1	2.1%
Total tons sold	57.2	61.4	(4.2)	(6.8)%
Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Revenues
	2013	2012	$	%
	(Dollars in millions)
Australian Mining	$738.0	$854.1	$(116.1)	(13.6)%
Western U.S. Mining	640.1	761.0	(120.9)	(15.9)%
Midwestern U.S. Mining	336.7	347.7	(11.0)	(3.2)%
Trading and Brokerage	25.9	52.5	(26.6)	(50.7)%
Corporate and Other	7.3	5.4	1.9	35.2%
Total revenues	$1,748.0	$2,020.7	$(272.7)	(13.5)%
Revenues from our Australian Mining segment decreased during the three months ended March 31, 2013 compared to the prior year driven primarily by the year-over-year decline in seaborne metallurgical and thermal coal settlement prices mentioned above ($266.2 million). That unfavorable pricing variance was partially offset by the benefit of an increase in tons sold in the three months ended March 31, 2013 compared to the prior year ($150.1 million) due to higher year-over-year production capacity resulting from growth and development capital projects that were completed in the second half of 2012. The impacts of increased production were partially offset by wet weather experienced at certain of our Queensland surface mines during the current year quarter and roof falls in February 2013 at our Metropolitan Mine. Metallurgical coal sales totaled 3.6 million and 2.9 million tons for the three months ended March 31, 2013 and 2012, respectively.
The decrease in Western U.S. Mining segment revenues for the three months ended March 31, 2013 compared to the prior year was driven mainly by a 13.4% decline in volumes ($98.9 million). While demand for coal consumption by electric power generators in the U.S. improved in the three months ended March 31, 2013 compared to the year-ago quarter due to an increase in heating-degree days and an increase in coal's market share due to higher natural gas prices, volumes shipped were constrained by electric power generation customers continuing to work down coal inventories. Western U.S. Mining segment revenues in the three months ended March 31, 2013 were also negatively affected by lower realized prices compared to the year-ago quarter ($22.0 million).
Midwestern U.S. Mining segment revenues decreased 3.2% during the three months ended March 31, 2013 compared to the prior year attributable to a modest decline in realized prices and volumes.

Trading and Brokerage revenues for the three months ended March 31, 2013 decreased compared to the prior year due to lower realized prices on physical shipments, the expiration of certain brokerage contracts and unfavorable changes in the value of our global trading positions.
Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			Increase (Decrease)
	Three Months Ended		to Segment Adjusted EBITDA
	2013	2012	$	%
	(Dollars in millions)
Australian Mining	$100.4	$295.6	$(195.2)	(66.0)%
Western U.S. Mining	160.5	207.0	(46.5)	(22.5)%
Midwestern U.S. Mining	112.3	109.2	3.1	2.8%
Trading and Brokerage	16.0	28.1	(12.1)	(43.1)%
Segment Adjusted EBITDA	$389.2	$639.9	$(250.7)	(39.2)%
Adjusted EBITDA from our Australian Mining segment was adversely affected during the three months ended March 31, 2013 compared to the prior year by lower seaborne coal pricing, net of sales-related costs ($246.8 million), and the impact of foreign currency on operating costs, net of hedging ($69.3 million), in addition to the effects of first quarter 2013 wet weather events at certain of our Queensland surface mines and the February 2013 roof falls at our Metropolitan Mine. Those factors were partially offset by decreased costs associated with overburden removal ($76.0 million), higher sales volumes ($49.0 million) and the effects of our cost savings initiatives implemented during the second half of 2012.
Lower sales and production volumes adversely impacted Western U.S. Mining segment Adjusted EBITDA for the three months ended March 31, 2013 compared to the prior year ($68.2). Western U.S. Mining segment Adjusted EBITDA for the three months ended March 31, 2012 were also negatively affected by lower realized prices, net of sales-related costs ($14.1 million), and higher costs associated with overburden removal at certain of our mines ($11.0 million). The impacts of those factors were partially offset by a year-over-year decline in costs associated with labor, materials and services and maintenance charges ($37.6 million) driven by cost containment initiatives implemented during the second half of 2012 and lower overall operating activity.
Midwestern U.S. Mining segment Adjusted EBITDA for the three months ended March 31, 2013 was in line with the prior year. The effects of a year-over-year improvement in production mix and stable operating costs were only partially offset by lower realized prices in the current year quarter ($4.2 million).
Trading and Brokerage segment Adjusted EBITDA for the three months ended March 31, 2013 decreased compared to the prior year attributed to lower per-ton margin realizations on physical shipments and unfavorable changes in the value of our global trading positions.

(Loss) Income From Continuing Operations Before Income Taxes
The following table presents (loss) income from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2013	2012	$	%
	(Dollars in millions)
Segment Adjusted EBITDA	$389.2	$639.9	$(250.7)	(39.2)%
Corporate and Other Adjusted EBITDA (1)	(109.1)	(128.4)	19.3	15.0%
Depreciation, depletion and amortization	(170.7)	(142.9)	(27.8)	(19.5)%
Asset retirement obligation expenses	(19.0)	(15.0)	(4.0)	(26.7)%
Amortization of basis difference related to equity affiliates	(1.6)	(2.3)	0.7	30.4%
Interest expense	(101.3)	(102.0)	0.7	0.7%
Interest income	5.9	8.1	(2.2)	(27.2)%
(Loss) income from continuing operations before income taxes	$(6.6)	$257.4	$(264.0)	(102.6)%

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

Results from continuing operations before income taxes for the three months ended March 31, 2013 declined compared to the prior year. In addition to the decrease in Segment Adjusted EBITDA discussed above, our results reflect increased depreciation, depletion and amortization and higher expenses associated with asset retirement obligations. Those factors were partially offset by an improvement in Corporate and Other Adjusted EBITDA compared to the prior year.
The favorable change in Corporate and Other Adjusted EBITDA during the three months ended March 31, 2013 compared to the prior year was mainly driven by lower selling and administrative expenses ($5.9 million) due to our cost containment efforts and improved operating results from our equity affiliates ($4.4 million). The favorable year-over-year variance also reflects lower costs associated with past mining activities due to the effect of changes to our assumed health care cost trend rate related to our postretirement health care liabilities.
Depreciation, depletion and amortization expenses for the three months ended March 31, 2013 increased compared to the prior year due to higher expenses associated with our Australian operating platform due to higher production from that region and the timing of capital projects moving into active status. Depreciation, depletion and amortization expenses for the three months ended March 31, 2012 were also affected by provisional fair value adjustments recorded during that period associated with our 2011 acquisition of Macarthur Coal Limited, which lowered depreciation, depletion and amortization by approximately $10.6 million.
Asset retirement obligation expenses were higher for the three months ended March 31, 2013 compared to 2012. The increase was largely attributable to increased production volumes from our Australian mines and an increase in per-ton reclamation rates at certain of our Australian and Western U.S. mines from annual reclamation plan changes.
Our interest expense for the three months ended March 31, 2013 was flat compared to the prior year. The beneficial effect of lower debt levels was offset by higher interest rates associated with our Term Loan and 2011 Term Loan Facility, as determined by the consolidated leverage coverage ratio related to those facilities.

(Loss) Income from Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2013	2012	$	%
	(Dollars in millions)
(Loss) income from continuing operations before income taxes	$(6.6)	$257.4	$(264.0)	(102.6)%
Income tax provision	(3.7)	(74.4)	70.7	95.0%
(Loss) income from continuing operations, net of income taxes	$(10.3)	$183.0	$(193.3)	(105.6)%
(Loss) income from continuing operations, net of income taxes, for the three months ended March 31, 2013 declined compared to the prior year due to adverse changes in before-tax earnings discussed above, partially offset by a lower income tax provision. The year-over-year decrease in our income tax provision was mainly driven by the decline in before-tax earnings and lower remeasurement expense related to foreign income tax accounts. Our effective tax rate is based on our estimated full year effective tax rate, which is comprised of the expected statutory tax expense, more than offset by reductions from percentage depletion, foreign rate differential and the Australian minerals resource rent tax.
Adjusted (Loss) Income From Continuing Operations
The following table presents Adjusted (Loss) Income from Continuing Operations:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2013	2012	$	%
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(10.3)	$183.0	$(193.3)	(105.6)%
Remeasurement expense related to foreign income tax accounts	1.6	8.9	(7.3)	(82.0)%
Adjusted (Loss) Income from Continuing Operations	$(8.7)	$191.9	$(200.6)	(104.5)%
Adjusted (Loss) Income from Continuing Operations decreased in the three months ended March 31, 2013 compared to the prior year due to declines in Segment Adjusted EBITDA and higher expenses related to depreciation, depletion and amortization and asset retirement obligations, partially offset by an improvement in Corporate and Other Adjusted EBITDA and a lower income tax provision compared to the year-ago quarter, as discussed above.
Net (Loss) Income Attributable to Common Stockholders
The following table presents net (loss) income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2013	2012	$	%
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	(10.3)	183.0	(193.3)	(105.6)%
Loss from discontinued operations, net of income taxes	(9.1)	(4.7)	(4.4)	(93.6)%
Net (loss) income	(19.4)	178.3	(197.7)	(110.9)%
Less: Net income attributable to noncontrolling interests	4.0	5.6	1.6	(28.6)%
Net (loss) income attributable to common stockholders	$(23.4)	$172.7	$(196.1)	(113.5)%
Net results attributable to common stockholders declined in the three months ended March 31, 2013 compared to the prior year largely due to the adverse changes in results from continuing operations discussed above and changes in results from discontinued operations and net income attributable to noncontrolling interests.

Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)
	March 31,		to EPS
	2013	2012	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.05)	$0.65	$(0.70)	(107.7)%
Loss from discontinued operations	(0.04)	(0.02)	(0.02)	(100.0)%
Net (loss) income	$(0.09)	$0.63	$(0.72)	(114.3)%
Diluted EPS decreased in the three months ended March 31, 2013 compared to the prior year commensurate with the decline in results from continuing and discontinued operations between those periods.
Adjusted Diluted EPS
The following table presents Adjusted Diluted EPS:

	Three Months Ended		Increase (Decrease)
	March 31,		to EPS
	2013	2012	$	%
Adjusted Diluted EPS Reconciliation:
(Loss) income from continuing operations	$(0.05)	$0.65	$(0.70)	(107.7)%
Remeasurement expense related to foreign income tax accounts	—	0.03	(0.03)	(100.0)%
Adjusted Diluted EPS	$(0.05)	$0.68	$(0.73)	(107.4)%
Adjusted Diluted EPS decreased in the three months ended March 31, 2013 compared to the prior year commensurate with the decline in Adjusted (Loss) Income from Continuing Operations between those periods.
Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
Near-term coal markets reflect a challenging environment. International seaborne coal demand continues to show signs of growth, particularly in the Asia-Pacific region. However, those markets remain in a state of high supply, which is constraining seaborne coal prices. In response, a number of seaborne coal suppliers have announced production cuts and reduced planned capital investments. U.S. thermal coal markets saw an increase in coal consumption during the three months ended March 31, 2013 compared to the year-ago quarter from a comparatively colder winter and a rise in the relative cost of natural gas, though much of that increase in demand was served through customer coal stockpile drawdowns as coal shipments declined during that period compared to the prior year.

Global Macroeconomic Indicators. Selected regional and worldwide projections of 2013 and 2014 macroeconomic growth, as measured by recent International Monetary Fund forecasts of gross domestic product (GDP), are presented below:

	GDP Growth (%)
Region:	2013	2014
U.S.	1.9%	3.0%
China	8.0%	8.2%
India	5.7%	6.2%
Worldwide	3.3%	4.0%
Seaborne Thermal Coal Markets and Our Position. According to preliminary China Customs data, China's metallurgical and thermal net coal imports, which support steel production, electricity generation and other industrial sectors, have increased a combined 30% over the prior year through March 2013. This continues a trend from 2012 when China set a new record for annual coal imports. China's coal-fueled electricity generation has risen 5% through March compared to the prior year, according to the China Electricity Council and National Bureau of Statistics. According to the India Central Electric Authority, Indian coal-fueled electricity generation increased 9% through March compared to the prior year. India's coal import growth has continued in 2013 with a 30% rise in thermal coal imports through March compared to the prior year, led by that increase in coal-fueled electricity generation and continued domestic production challenges. Japan and Europe continue to turn to coal-fueled electricity generation due to high seaborne natural gas prices and reduced nuclear generation.
In spite of the continued growth in international thermal coal demand, seaborne thermal coal markets remained well-supplied during the three months ended March 31, 2013, which led to a decline in index prices through the first quarter of 2013 for thermal coal originating from Newcastle, Australia. Annual thermal contracts commencing in April 2013 have been settled at approximately $95 per tonne, a decline from the prior year level of $115 per tonne. We are targeting our 2013 Australian thermal exports to be 11 to 12 million tons, with 30% to 35% remaining to be priced later in the year as of April 18, 2013.
Seaborne Metallurgical Coal Markets and Our Position. The WSA reported that global steel production grew by 2.3% in the three months ended March 31, 2013 compared to the year-ago quarter, with an increase in China's steel production during that period offsetting a decline in steel production for the rest of the world. Continuing urbanization trends drove a 9.1% increase in China's steel production during the three months ended March 31, 2013 compared to the prior year. In its April 2013 Short Range Outlook, the WSA forecasted 2.9% year-over-year apparent steel use growth in 2013 following 1.2% growth in 2012.
Metallurgical coal prices for HQHCC and LV PCI settled at approximately $172 and $142 per tonne, respectively, for quarterly contracts commencing April 2013. We are settling new contracts for second quarter 2013 metallurgical coal shipments largely in line with these recent settlements, as adjusted for quality differentials on delivered coal. We are targeting total 2013 metallurgical coal sales of approximately 15 to 16 million tons. Our total Australian coal sales for 2013 are targeted at 33 to 36 million tons. We expect an increase in our Australian operating costs in 2013 compared to 2012 due to transition costs associated with the completion of our conversion to owner-operator status at certain of our Australian mines, the timing of overburden removal at certain of our mines, a higher mix of metallurgical coal production, which has higher production costs compared to our thermal coal production, and the full year effect of Australia's Carbon Pricing Framework.
U.S. Thermal Coal Markets and Our Position. Thermal coal market conditions in the U.S. improved during the three months ended March 31, 2013 compared to the prior year. We observed gas-to-coal switching during that period as natural gas prices have continued to rise from 2012 levels, driving an 11% decline in electric power generation from natural gas during the three months ended March 31, 2013 compared to the year-ago quarter. Coal consumption increased during the three months ended March 31, 2013 compared to the prior year, while coal shipments fell 9% between those periods due to customer drawdowns on coal inventory stockpiles. We estimate that customer inventories are were approximately 12% below May 2012 levels as of March 31, 2013.
The EIA in its May 2013 Short-Term Energy Outlook projected U.S. electricity generation from coal to increase in 2013 compared to 2012, while electricity generation from natural gas is expected to decline from 2012 levels. The EIA projects the price of natural gas to increase by 38% in 2013 compared to 2012 to an average of $3.80 per MMBtu, resulting in an 8% decline in electricity generation from natural gas. The EIA also projects electricity generation from coal to continue to rebound in 2013 and increase by 8% over 2012, while still falling short of levels realized in 2011.

We are targeting our 2013 U.S. volumes at 180 to 190 million tons with essentially all of those volumes committed and priced. As of April 18, 2013, we had 55% to 65% of 2014 volumes priced based on projected 2013 production levels. We anticipate that average realized pricing from our U.S. mining operations will decrease between a range of 5% and 10% on a per-ton basis in 2013 compared to 2012 due to new U.S. coal supply agreements and price reopener provisions in certain of our existing U.S. coal supply agreements. We also expect a modest decline in our U.S. operating costs and expenses in 2013 compared to the prior year on a per-ton basis.
Operating Cost Containment and Capital Discipline. In an effort to mitigate pressures from the challenging global coal market environment, we remain focused on cost containment activities. We implemented programs across our global platform in 2012 to reduce our workforce and lower spending for outside services and contractors and continue to seek out further cost reduction opportunities. We also remain focused on tightening capital spending and are targeting 2013 capital spending levels of $450 to $550 million, approximately half of our 2012 level.
Regulatory Update
Cross State Air Pollution Rule (CSAPR). On July 6, 2011, the EPA finalized the CSAPR, which requires 28 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. The CSAPR is one of a number of significant regulations the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions were to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and on December 30, 2011, the U.S. Court of Appeals for the District of Columbia stayed the rule and advised that the EPA is expected to continue administering the Clean Air Interstate Rule (CAIR) until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a 2 to 1 decision, concluding that the rule was beyond the EPA's statutory authority. On October 5, 2012, the EPA petitioned for en banc review of that decision by the entire U.S. Court of Appeals for the District of Columbia Circuit, which denied the EPA's petition on January 24, 2013. On March 29, 2013, the Solicitor General's Office, on behalf of the EPA, and, separately, certain non-governmental organizations, filed petitions for writs of certiorari with the U.S. Supreme Court seeking Supreme Court review of the Court of Appeals decision. The Supreme Court has discretion to grant or deny the petitions. If the Supreme Court grants certiorari, it could then proceed to a decision of the case on the merits.
Proposed New Source Performance Standards (NSPS) for Fossil Fuel-Fired Electricity Utility Generating Units. On April 13, 2012, the EPA published for comment proposed new source performance standards for emissions of carbon dioxide for new fossil fuel-fired electric utility generating units. If these standards are adopted as proposed, it is unlikely, with a few possible exceptions, that any new coal-fired electric utility generating units could be constructed in the U.S. without the use of CCS technologies. The EPA was required by statute to finalize these standards by April 13, 2013, but it has not done so. The EPA has not yet proposed rules for modified or existing sources. We believe that any final rules issued by the EPA in this area will be challenged.
Mercury and Air Toxics Standards (MATS). On December 16, 2011, the EPA issued MATS, which imposes Maximum Achievable Control Technology (MACT) emission limits on hazardous air emissions from new and existing coal-fueled electric generating plants. The rule also revised NSPS for nitrogen oxides, sulfur dioxides and particulate matter for new and modified coal-fueled electricity generating plants. The MACT rule provides three years for compliance and a possible fourth year as a state permitting agency may deem necessary. On March 28, 2013, the EPA issued reconsidered MACT standards for new plant that are less stringent in some aspects than the standards issued in December 2011.
Long-Term Outlook
While the recent declines in global coal prices due to the stagnant economic conditions and increased supply in 2012 have tempered near-term expectations, our long-term global outlook remains positive, particularly in the Pacific markets. With global pricing currently at low levels, we expect long-term pricing growth will occur from a smaller base than anticipated previously. According to the BP Statistical Review of World Energy 2012, coal has been the fastest growing major fuel in the world for the past decade. Wood Mackenzie projects that coal will overtake oil as the world's largest energy source in 2013. The International Energy Agency (IEA) estimates in its World Energy Outlook 2012, current policies scenario, that worldwide primary energy demand will grow 47% between 2010 and 2035. Demand for coal during this time period is projected to rise 59%, and the growth in global electricity generation from coal is expected to be greater than the growth in oil, natural gas, nuclear, hydro, geothermal and solar combined. China and India are expected to account for more than 75% of the coal-based primary energy demand growth projected from 2010 to 2035.

Under the current policies scenario, the IEA expects coal to retain its strong presence as a fuel for the power sector worldwide. Coal's share of the power generation mix was 41% in 2010. By 2035, the IEA estimates coal's fuel share of power generation to be 42% as it continues to have the largest share of worldwide electric power production.
The IEA projects that global natural gas-fueled electricity generation will have a compound annual growth rate of 2.7%, from 4.8 trillion kilowatt hours in 2010 to 9.3 trillion kilowatt hours in 2035. The total amount of electricity generated from natural gas is expected to be a little over one-half the total for coal, even in 2035. Renewables are projected to comprise 23% of the 2035 fuel mix versus 20% in 2010. Nuclear power is expected to grow 42%, however its share of total generation is expected to fall from 13% to 10% between 2010 and 2035. The planned shutdown of nuclear power plants in Japan and Germany may impact these projections. Generation from liquid fuels is projected to decline an at an average pace of 1.6% annually to a 1.7% share of the 2035 generation mix.
In the U.S., coal remains a significant fuel for electricity generation, though its share is expected to decline through 2040 due to competition from natural gas and renewables according to the EIA's 2013 Annual Energy Outlook Early Release.
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
We hold cash balances within the U.S. and in several foreign locations around the world. As of March 31, 2013, approximately $350 million of our cash was held by U.S. entities, with the remaining balance held by foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. We do not expect restrictions or potential taxes on the repatriation of amounts held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.

In addition to cash and cash equivalents, our liquidity includes the available balances from our revolving credit facility (the Revolver) under our senior unsecured credit facility entered into in 2010 (the Credit Facility) and an accounts receivable securitization program. Our available liquidity was $2.2 billion as of March 31, 2013, which was substantially comprised of $1.4 billion available for borrowing under the Revolver (net of outstanding letters of credit of $112.3 million), cash and cash equivalents of $629.5 million and $195.3 million of available capacity from our accounts receivable securitization program.
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
Additions to Property, Plant, Equipment and Mine Development. We generally fund our capital additions with cash generated from operations. Accordingly, we evaluate our capital project portfolio on an ongoing basis and believe we have the appropriate flexibility to adjust our growth capital spending as appropriate based on any material changes in our cash flows from operations and liquidity position. In response to the challenging global coal market environment projected for 2013, we expect to significantly reduce aggregate capital additions from 2012 levels of $996.7 million to between $450 million and $550 million in the current year. Additions to property, plant, equipment and mine development for the three months ended March 31, 2013 included expenditures associated with late-stage owner-operator conversions at our Wilpinjong, Millennium and Wambo Open-Cut mines in Australia, which were completed in April 2013. Capital spend during the remainder of 2013 will be predominantly allocated to capital required to maintain the existing productive capacity of our global coal mining platform and initiate the conversion of our coal preparation plants at our Coppabella and Moorvale mines to owner-operator status. We also plan to complete certain late-stage Australian growth and development projects during 2013, including the modernization of our Metropolitan Mine operations and the installation of top coal caving technology and coal preparation plant upgrades at our North Goonyella Mine. We currently plan to defer certain new and early-stage growth and development projects across our global platform to time periods beyond 2013 and continue to evaluate the timing associated with those projects based on changes in global coal market demand.

Total Indebtedness. We target our debt levels after considering a number of factors, including cash flow expectations, capital requirements, a target capital structure, our cost of capital and planned discretionary spending. Our total indebtedness as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Term Loan	$368.8	$418.8
2011 Term Loan Facility	862.5	912.5
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
7.875% Senior Notes due November 2026	247.4	247.4
Convertible Junior Subordinated Debentures due December 2066	377.9	377.4
Capital lease obligations	96.9	104.6
Other	33.8	33.8
Total Debt	$6,145.7	$6,252.9
Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants. When in compliance with our financial covenants and customary default provisions, we are not restricted in our ability to pay dividends, sell assets and make redemptions or repurchase capital stock with proceeds received from the concurrent issue of capital stock or indebtedness. As of March 31, 2013, we were in compliance with all such covenants.
As market conditions warrant, we may from time to time repurchase debt securities issued by us, in privately negotiated transactions, by tender offer or otherwise.
During the three months ended March 31, 2013, we voluntarily prepaid $100.0 million in aggregate principal amount of our Term Loan and 2011 Term Loan Facility with existing cash on hand. That voluntary repayment represented all of the contractual 2014 quarterly principal repayments associated with those facilities and a portion of the contractual 2015 principal repayments related to the Term Loan. We recognized a loss on debt extinguishment of $0.9 million associated with those prepayments, which was classified in "Interest expense" in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2013. In April 2013, we also committed to voluntarily prepay an additional $67.0 million in aggregate principal amount of our Term Loan and $32.4 million of certain Australian private placement bonds (presented in "Other" in the above schedule) during the second quarter of 2013 with existing cash on hand. Those voluntary prepayments reflect our current focus on balancing our capital structure through deleveraging.
Margin. As part of our trading and brokerage activities, we may be eligible to receive or required to post margin with an exchange or certain of our over-the-counter trading counterparties. The amount and timing of margin received or posted can vary with the volume of trades and market price volatility. Total net margin held at March 31, 2013 and December 31, 2012 was $145.7 million and $133.2 million, respectively. For the three months ended March 31, 2013 and 2012, net cash inflows from margin were $12.5 million and $43.8 million, respectively.
There were no other material changes to our capital resources or capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.
Contractual Obligations
There were no other material changes to our contractual obligations from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Historical Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012, as reported in the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended		Increase (Decrease)
	March 31,		to Cash and Cash Equivalents
	2013	2012	$	%
	(Dollars in millions)
Net cash provided by operating activities	$271.7	$395.5	$(123.8)	(31.3)%
Net cash used in investing activities	(68.3)	(203.1)	134.8	66.4%
Net cash used in financing activities	(132.7)	(39.1)	(93.6)	(239.4)%
Net change in cash and cash equivalents	70.7	153.3	(82.6)	(53.9)%
Cash and cash equivalents at beginning of period	558.8	799.1	(240.3)	(30.1)%
Cash and cash equivalents at end of period	$629.5	$952.4	$(322.9)	(33.9)%
Operating Activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2013 compared to the prior year was driven by the following:

•	Lower Adjusted EBITDA ($231.4 million);

•	The timing of cash receipts from customer receivables ($109.1 million, net of change in receivable from accounts receivable securitization program); and

•	Lower net cash inflows from margin associated with our trading and brokerage activities ($31.3 million); partially offset by

•	The timing of disbursements associated with our accounts payable and certain accrued liabilities ($150.4 million)

•	Lower inventory builds as we seek to control our inventory levels in response to market demand ($55.5 million); and

•	Lower cash spending associated with our discontinued operations ($19.1 million).
Investing Activities. The decrease in net cash used in investing activities for the three months ended March 31, 2013 compared with the prior year was mainly due to:

•
Lower current year capital spending as we seek to carefully control the deployment of capital amid a challenged global coal market environment ($97.4 million, net of changes in accrued expenses related to capital expenditures); and

•	Greater proceeds from the disposal of assets driven by cash received in connection with current year sale-leaseback transactions for capital equipment in Australia ($50.4 million).
Financing Activities. The increase in cash used in financing activities for the three months ended March 31, 2013 compared to the prior year was reflective of higher repayments of long-term debt ($95.1 million), mainly due to the voluntary prepayment of $100.0 million in aggregate principal amount of our Term Loan and 2011 Term Loan Facility discussed above.
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

Accounts Receivable Securitization. We have an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through a wholly owned, bankruptcy-remote subsidiary (Seller). At March 31, 2013, we had $195.3 million remaining capacity available under our securitization program. Under the securitization program, we contribute trade receivables of most of our U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, we, as servicer of the assets, collect the receivables on behalf of the Conduits for a nominal servicing fee. We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under the Revolver portion of our Credit Facility, effectively managing our overall borrowing costs and providing an additional source of working capital. The securitization program was renewed in May 2013 and will expire in April 2016.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2013, we received total consideration of $1,042.9 million related to accounts receivable sold under the securitization program, including $624.5 million of cash up front from the sale of the receivables, an additional $167.0 million of cash upon the collection of the underlying receivables and $251.4 million that had not been collected at March 31, 2013 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $25.0 million at March 31, 2013 and December 31, 2012.
Securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because cash received from the Conduits upon the sale of receivables, as well as cash received from the Conduits upon the ultimate collection of receivables, are not subject to significantly different risks given the short-term nature of our trade receivables. We recorded expense associated with securitization transactions of $0.3 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.
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
We believe that our only material exposure to the bankruptcy of Patriot relates to up to $150 million in possible federal and state black lung occupational disease liabilities. As Patriot noted in its Annual Report on Form 10-K for the year ended December 31, 2012, it has posted $15 million in collateral with the U.S. Department of Labor (DOL) in exchange for the right to self-insure its liabilities under the Federal Coal Mine Health and Safety Act of 1969 (Black Lung Act). If Patriot is unable to meet its black lung liability obligations, we believe that the DOL will first look to this collateral for payment. The Black Lung Act allows the DOL to seek recovery from other potentially liable operators as well. We may be considered a potentially liable operator for purposes of the Black Lung Act with respect to the black lung liabilities of Patriot at the time of the spin-off.
See Note 15. "Commitments and Contingencies" to our unaudited condensed consolidated financial statements for a discussion of the Patriot bankruptcy and related litigation.
Guarantees. See Note 14. "Financial Instruments and Guarantees with Off-Balance Sheet Risk" to our unaudited condensed consolidated financial statements for a discussion of our guarantees.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our critical accounting policies remain unchanged at March 31, 2013.

Newly Adopted Accounting Standards
See Note 2. "Newly Adopted Accounting Standards" to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 24, 2008, we announced that our Board of Directors approved an amendment to the share repurchase program authorizing repurchases of up to $1 billion of the then outstanding shares of our common stock (Repurchase Program). Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through March 31, 2013, we have repurchased a total of 7.7 million shares under the Repurchase Program at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the Repurchase Program.
The following table summarizes all share repurchases for the three months ended March 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2013	96,587	$27.11	—	$700.4
February 1 through February 28, 2013	—	—	—	700.4
March 1 through March 31, 2013	—	—	—	700.4
Total	96,587	$27.11	—

(1)
Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock and upon the issuance of common stock related to performance units, which are not a part of the Repurchase Program.

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
We also partner with other companies and certain governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protection for employees. We are working with E-Spectrum Technologies, Inc. and the National Institute for Occupational Safety and Health to test the Rescue Dog© emergency system at our Twentymile Mine in Colorado. The Rescue Dog© system uses low frequency, through-the-earth signal technology purportedly capable of communication for mining sections at depths in excess of 2,000 feet underground. We are also collaborating with another of our equipment vendors to pursue design improvements aimed at expanding the usable life of the belt-wearable self-contained self-rescue breathing devices used by employees at our underground mining operations.

In April 2012, we announced our endorsement and participation in CORESafety™, a new safety and health management system developed by member companies of the National Mining Association for the U.S. mining industry. CORESafety™ is an approach to safety and health focused on preventing accidents through the use of a management system that focuses on leadership development, management processes, individual accountability and assurance techniques. Its objective is to have zero fatalities and a 50% reduction in mining's injury rate within five years. In February 2013, we commenced with a series of workshops planned in 2013 for select management and hourly employees of our U.S. mining operations that cover the elements of CORESafety™ and are aimed at enhancing participants' risk assessment and change management skills.
We primarily measure our safety performance based on our incidence rate, which is monitored through our safety tracking system and represents the number of injuries that occurred for each 200,000 employee hours worked. Accordingly, it is computed as the number of injury occurrences (MSHA reportable injury degree codes 1 through 6) divided by the number employee hours worked and multiplied by 200,000 [(number of injury occurrences ÷ number of employee hours worked) x 200,000]. Since MSHA is a branch of the U.S. Department of Labor, its jurisdiction applies only to our U.S. mines. Nonetheless, we also track incidence rates for our Australian mines in order to measure safety performance on a consistent basis across our global mining operations.
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
The following table reflects our incidence rates for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
U.S.(1)	0.85	1.84
Australia(1)	2.67	3.19
Total Peabody Energy Corporation(1)	1.77	2.46

(1)
Results for all periods presented include our Air Quality Mine and Wilkie Creek Mine, which were previously components of our Midwestern U.S. Mining and Australian Mining segments, respectively, and classified as discontinued operations as of March 31, 2013. Excluding the impact of those discontinued operations, our incidence rates for the three months ended March 31, 2013 for the U.S., Australia and worldwide were 0.85, 2.58 and 1.70, respectively.

As of May 6, 2013, MSHA's Mine Injury and Worktime Operators report for the three months ended March 31, 2013 had not been published. The All Incidence Rate for the three months ended March 31, 2012 was 3.48.
We monitor MSHA compliance using violations per inspection day (in the U.S. only), which is calculated as the total count of violations per five hour MSHA inspector day. Similar to historical incidence rates, historical violations per inspection day may be adjusted over time to reflect the final resolution of the underlying matters. For the three months ended March 31, 2013 and 2012, our violations per inspection day were 0.61 and 0.84, respectively.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, which apply only to our U.S. mining operations, is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
See Exhibit Index at page 58 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	May 8, 2013	By:	/s/ MICHAEL C. CREWS
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

10.1†
Restated Employment Agreement entered into as of January 7, 2013, by and between Peabody Energy Corporation and Charles F. Meintjes (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K/A filed on January 10, 2013).

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.

†	Management or compensatory agreement.