Form 10-Q
period 2013-06-30
PEABODY ENERGY CORP
filed 2013-08-08
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 269,843,348 shares of the registrant's common stock (par value of $0.01 per share) outstanding at August 2, 2013.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions, except per share data)
Revenues
Sales	$1,588.6	$1,699.7	$3,165.8	$3,484.8
Other revenues	136.7	281.4	307.5	517.0
Total revenues	1,725.3	1,981.1	3,473.3	4,001.8
Costs and expenses
Operating costs and expenses	1,437.2	1,466.0	2,826.6	2,887.8
Depreciation, depletion and amortization	185.7	155.3	356.4	298.2
Asset retirement obligation expenses	18.3	17.2	37.3	32.2
Selling and administrative expenses	64.0	62.7	129.1	133.7
Other operating (income) loss:
Net gain on disposal or exchange of assets	(43.2)	(3.4)	(45.8)	(7.4)
Asset impairment	21.5	—	21.5	—
Loss from equity affiliates	15.4	6.6	33.0	29.3
Operating profit	26.4	276.7	115.2	628.0
Interest expense	110.8	106.9	212.1	208.9
Interest income	(1.1)	(6.5)	(7.0)	(14.6)
(Loss) income from continuing operations before income taxes	(83.3)	176.3	(89.9)	433.7
Income tax (benefit) provision	(184.7)	(38.2)	(181.0)	36.2
Income from continuing operations, net of income taxes	101.4	214.5	91.1	397.5
Loss from discontinued operations, net of income taxes	(14.3)	(6.7)	(23.4)	(11.4)
Net income	87.1	207.8	67.7	386.1
Less: Net (loss) income attributable to noncontrolling interests	(3.2)	3.1	0.8	8.7
Net income attributable to common stockholders	$90.3	$204.7	$66.9	$377.4

Income from continuing operations:
Basic earnings per share	$0.39	$0.78	$0.34	$1.43
Diluted earnings per share	$0.39	$0.78	$0.33	$1.43

Net income attributable to common stockholders:
Basic earnings per share	$0.33	$0.75	$0.25	$1.39
Diluted earnings per share	$0.33	$0.75	$0.25	$1.39

Dividends declared per share	$0.085	$0.085	$0.170	$0.170
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Net income	$87.1	$207.8	$67.7	$386.1
Other comprehensive (loss) income, net of income taxes:
Net change in unrealized holding gains (losses) on available-for-sale securities (net of respective tax provision (benefits) of $3.7 ($1.5), ($0.1) and ($8.2))
Unrealized holding losses on available-for-sale securities	(7.6)	(2.6)	(13.8)	(14.1)
Less: Reclassification for realized losses included in net income	13.6	—	13.5	—
Net change in unrealized gains (losses) on available-for-sale securities	6.0	(2.6)	(0.3)	(14.1)
Net unrealized (losses) gains on cash flow hedges (net of respective tax (benefits) provision of ($217.1), ($28.5), ($228.0) and $2.9)
(Decrease) increase in fair value of cash flow hedges	(339.0)	42.7	(270.3)	190.5
Less: Reclassification for realized gains included in net income	(38.3)	(37.3)	(115.4)	(121.5)
Net unrealized (losses) gains on cash flow hedges	(377.3)	5.4	(385.7)	69.0
Amortization of actuarial loss and prior service cost for postretirement plans and workers' compensation obligations (net of respective tax provisions of $8.4, $8.0, $16.7 and $16.1)	14.2	13.8	28.4	27.7
Foreign currency translation adjustment	(74.5)	(6.1)	(73.4)	6.6
Other comprehensive (loss) income, net of income taxes	(431.6)	10.5	(431.0)	89.2
Comprehensive (loss) income	(344.5)	218.3	(363.3)	475.3
Less: Comprehensive (loss) income attributable to noncontrolling interests	(3.2)	3.1	0.8	8.7
Comprehensive (loss) income attributable to common stockholders	$(341.3)	$215.2	$(364.1)	$466.6
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
	(In millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$517.9	$558.8
Accounts receivable, net of allowance for doubtful accounts of $3.6 at June 30, 2013 and $13.7 at December 31, 2012	732.2	737.8
Inventories	581.6	548.4
Assets from coal trading activities, net	56.6	52.4
Deferred income taxes	39.4	56.4
Other current assets	321.5	621.7
Total current assets	2,249.2	2,575.5
Property, plant, equipment and mine development
Land and coal interests	10,957.5	10,947.7
Buildings and improvements	1,412.4	1,321.3
Machinery and equipment	3,075.8	3,162.2
Less: accumulated depreciation, depletion and amortization	(3,953.7)	(3,629.5)
Property, plant, equipment and mine development, net	11,492.0	11,801.7
Investments and other assets	1,186.7	1,431.8
Total assets	$14,927.9	$15,809.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$26.0	$47.8
Deferred income taxes	2.0	—
Liabilities from coal trading activities, net	17.0	19.4
Accounts payable and accrued expenses	1,625.8	1,606.9
Total current liabilities	1,670.8	1,674.1

Long-term debt, less current maturities	5,962.0	6,205.1
Deferred income taxes	152.5	577.3
Asset retirement obligations	713.9	687.5
Accrued postretirement benefit costs	958.4	960.7
Other noncurrent liabilities	919.2	765.5
Total liabilities	10,376.8	10,870.2
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized; no shares issued or outstanding as of June 30, 2013 or December 31, 2012	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of June 30, 2013 or December 31, 2012	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of June 30, 2013 or December 31, 2012	—	—
Common Stock — $0.01 per share par value; 800.0 shares authorized, 283.7 shares issued and 269.9 shares outstanding as of June 30, 2013 and 282.3 shares issued and 268.6 shares outstanding as of December 31, 2012	2.8	2.8
Additional paid-in capital	2,314.2	2,286.3
Retained earnings	3,087.4	3,066.4
Accumulated other comprehensive (loss) income	(420.0)	11.0
Treasury stock, at cost: 13.8 shares as of June 30, 2013 and 13.7 shares as of December 31, 2012	(464.4)	(461.6)
Peabody Energy Corporation’s stockholders’ equity	4,520.0	4,904.9
Noncontrolling interests	31.1	33.9
Total stockholders’ equity	4,551.1	4,938.8
Total liabilities and stockholders’ equity	$14,927.9	$15,809.0
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$67.7	$386.1
Loss from discontinued operations, net of income taxes	23.4	11.4
Income from continuing operations, net of income taxes	91.1	397.5
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	356.4	298.2
Noncash interest expense	11.1	11.5
Deferred income taxes	(205.3)	(115.4)
Share-based compensation	28.6	24.2
Asset impairment	21.5	—
Net gain on disposal or exchange of assets	(45.8)	(7.4)
Loss from equity affiliates	33.0	29.3
Changes in current assets and liabilities:
Accounts receivable	(7.8)	93.5
Change in receivable from accounts receivable securitization program	50.0	32.0
Inventories	(33.4)	(142.1)
Net assets from coal trading activities	6.0	161.4
Other current assets	13.6	24.4
Accounts payable and accrued expenses	(0.7)	(168.0)
Asset retirement obligations	26.3	25.7
Accrued postretirement benefit costs	8.8	18.5
Pension costs	25.8	24.8
Contributions to pension plans	(0.8)	(0.9)
Other, net	(12.5)	18.1
Net cash provided by continuing operations	365.9	725.3
Net cash used in discontinued operations	(34.5)	(49.8)
Net cash provided by operating activities	331.4	675.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(166.5)	(426.4)
Changes in accrued expenses related to capital expenditures	(102.6)	—
Federal coal lease expenditures	—	(89.2)
Investment in Prairie State Energy Campus	—	(6.7)
Proceeds from disposal of assets, net of notes receivable	123.9	12.6
Purchases of debt securities	(9.7)	(24.3)
Proceeds from sales and maturities of debt securities	17.0	27.6
Proceeds from the maturity of short-term investments	4.8	—
Contributions to joint ventures	(323.8)	(375.6)
Distributions from joint ventures	372.1	384.3
Advances to related parties	(35.7)	(627.6)
Repayment of loans from related parties	18.2	618.7
Other, net	(3.6)	(1.6)
Net cash used in continuing operations	(105.9)	(508.2)
Net cash used in discontinued operations	(0.3)	(7.7)
Net cash used in investing activities	(106.2)	(515.9)
Cash Flows From Financing Activities
Repayments of long-term debt	(215.6)	(280.0)
Common stock repurchase	—	(99.9)
Acquisition of MCG Coal Holdings Pty Ltd noncontrolling interests	—	(49.8)
Dividends paid	(45.9)	(46.3)
Repurchase of employee common stock relinquished for tax withholding	(2.8)	(8.0)
Excess tax benefits related to share-based compensation	—	3.7
Other, net	(1.8)	10.8
Net cash used in financing activities	(266.1)	(469.5)
Net change in cash and cash equivalents	(40.9)	(309.9)
Cash and cash equivalents at beginning of period	558.8	799.1
Cash and cash equivalents at end of period	$517.9	$489.2
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation’s Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2012	$2.8	$2,286.3	$(461.6)	$3,066.4	$11.0	$33.9	$4,938.8
Net income	—	—	—	66.9	—	0.8	67.7
Net change in unrealized holding losses on available-for-sale securities (net of $0.1 tax benefit)	—	—	—	—	(0.3)	—	(0.3)
Net unrealized losses on cash flow hedges (net of $228.0 tax benefit)	—	—	—	—	(385.7)	—	(385.7)
Postretirement plans and workers’ compensation obligations (net of $16.7 tax provision)	—	—	—	—	28.4	—	28.4
Foreign currency translation adjustment	—	—	—	—	(73.4)	—	(73.4)
Dividends paid	—	—	—	(45.9)	—	—	(45.9)
Share-based compensation	—	28.6		—	—	—	28.6
Write off of excess tax benefits related to share-based compensation	—	(4.1)	—	—	—	—	(4.1)
Employee stock purchases	—	3.4	—	—	—	—	3.4
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.8)	—	—	—	(2.8)
Distributions to noncontrolling interests	—	—	—	—	—	(3.6)	(3.6)
June 30, 2013	$2.8	$2,314.2	$(464.4)	$3,087.4	$(420.0)	$31.1	$4,551.1
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2012 has been derived from the Company’s audited consolidated balance sheet at that date. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2013.
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
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Currently effective U.S. GAAP does not provide explicit guidance on the topic. The new presentation guidance will become effective for interim and annual periods beginning after December 15, 2013 (January 1, 2014 for the Company). While the adoption of this guidance may impact the presentation of unrecognized tax benefits in the Company's consolidated balance sheet, it will not affect the Company's results of operations, financial condition or cash flows.
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
Results from discontinued operations were as follows during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Total revenues	$35.6	$63.2	$67.7	$129.7

Loss from discontinued operations before income taxes	$(16.1)	$(9.9)	$(32.7)	$(19.0)
Income tax benefit	1.8	3.2	9.3	7.6
Loss from discontinued operations, net of income taxes	$(14.3)	$(6.7)	$(23.4)	$(11.4)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Assets:
Other current assets	$39.4	$37.5
Investments and other assets	142.6	140.8
Total assets classified as discontinued operations	$182.0	$178.3

Liabilities:
Accounts payable and accrued expenses	$31.8	$33.3
Other noncurrent liabilities	42.9	27.1
Total liabilities classified as discontinued operations	$74.7	$60.4
(4)     Investments
Investments in available-for-sale securities at June 30, 2013 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
Federal government securities	$2.9	$—	$—	$2.9
U.S. corporate bonds	2.0	—	—	2.0
Noncurrent:
Marketable equity securities	10.9	—	—	10.9
Federal government securities	25.4	0.1	(0.2)	25.3
U.S. corporate bonds	17.7	0.1	(0.1)	17.7
Total	$58.9	$0.2	$(0.3)	$58.8
Investments in available-for-sale securities at December 31, 2012 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
U.S. corporate bonds	$4.1	$—	$—	$4.1
Noncurrent:
Marketable equity securities	32.4	—	—	32.4
Federal government securities	32.0	0.2	—	32.2
U.S. corporate bonds	19.5	0.2	—	19.7
Total	$88.0	$0.4	$—	$88.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's short-term investments are defined as those investments with original maturities, at the time of purchase, of greater than three months and up to one year and are included in "Other current assets" in the condensed consolidated balance sheets. Long-term investments are defined as those investments with original maturities, at the time of purchase, greater than one year and are included in "Investments and other assets" in the condensed consolidated balance sheets. The Company’s investments in marketable equity securities consist of an investment in Winsway Coking Coal Holdings Limited (Winsway). Those equity securities are included in "Investments and other assets" in the condensed consolidated balance sheets.
Contractual maturities for available-for-sale investments in debt securities at June 30, 2013 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$4.9	$4.9
Due in one to five years	43.1	43.0
Total	$48.0	$47.9
Proceeds from sales and maturities of debt securities shown in the tables above amounted to $4.1 million and $8.1 million for the three months ended June 30, 2013 and 2012, respectively, and $17.0 million and $9.8 million for the six months ended June 30, 2013 and 2012, respectively. The Company realized net gains of less than $0.1 million during the three and six months ended June 30, 2013 and 2012 associated with those sales and maturities. Purchases of debt securities shown in the tables above amounted to $5.2 million and $24.3 million for the three months ended June 30, 2013, and 2012, respectively, and $9.7 million and $24.3 million for the six months ended June 30, 2013 and 2012, respectively.
In addition to the securities described above, the Company held an investment in debt securities in 2012 related to the Company's pro-rata share of funding in the Newcastle Coal Infrastructure Group (NCIG). These debt securities are recorded at cost, which approximates fair value, and are denominated in U.S. dollars. The Company sold $16.4 million and $17.8 million of debt securities related to NCIG during the three and six months ended June 30, 2012, respectively. The Company recognized a loss of $0.2 million realized on the sale for the three and six months ended June 30, 2012. The Company did not have any investments in NCIG securities during the three and six months ended June 30, 2013.
At each reporting date, the Company performs separate evaluations of debt and equity securities to determine if any unrealized losses are other-than-temporary. After evaluating Winsway's credit downgrades, another of which occurred during the second quarter of 2013, and due to the duration and severity of the market losses incurred, the Company concluded that its investment in Winsway equity securities was other-than-temporarily impaired and, as such, recognized an impairment loss totaling $21.5 million on the investment during the three and six months ended June 30, 2013, resetting the Company's cost basis in that investment to $10.9 million. The Company will continue to evaluate its investments in debt and equity securities for impairment that is other than temporary at each reporting date.
In November 2012, the Company purchased $4.8 million of time deposits denominated in Chinese Renminbi with six month maturities. These investments were classified as held-to-maturity investments which were recorded at amortized cost, which approximates fair value, and were included in "Other current assets" in the condensed consolidated balance sheet at December 31, 2012. Proceeds from the maturity of these investments amounted to $4.8 million for the three and six months ended June 30, 2013. The Company did not have any held-to-maturity investments at June 30, 2013.
(5)     Inventories
Inventories consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Materials and supplies	$168.9	$157.6
Raw coal	114.2	164.3
Saleable coal	298.5	226.5
Total	$581.6	$548.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)     Derivatives and Fair Value Measurements
Risk Management — Non-Coal Trading Activities
The Company is exposed to various types of risk in the normal course of business, including foreign currency exchange rate risk for non-U.S. dollar expenditures and balances, price risk on commodities utilized in the Company's mining operations and interest rate risk on long-term debt. The Company manages commodity price risk (excluding coal trading activities) related to the sale of coal, in part, through the use of long-term, fixed-price contracts, rather than through the use of derivative instruments. In order to manage its exposure related to price risk on certain commodities used in production, as well as for foreign currency exchange rate and interest rate risk, the Company utilizes derivative financial instruments. These risks are actively monitored in an effort to ensure compliance with the risk management policies of the Company.
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
Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against adverse changes in the fair value of the fixed rate debt that result from market interest rate changes. In addition, from time to time, interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of June 30, 2013, the Company had no interest rate swaps in place.
Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at June 30, 2013:

	Notional Amount by Year of Maturity
	Total	2013	2014	2015	2016	2017
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$5,608.4	$992.3	$1,888.5	$1,469.1	$856.5	$402.0
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	198.3	52.9	83.8	50.6	11.0	—
U.S. explosives hedge contracts (million MMBtu)	2.3	1.1	1.2	—	—	—

	Account Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value of Net Liability
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$5,608.4	$—	$—	$(314.2)
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	198.3	—	—	(19.2)
U.S. explosives hedge contracts (million MMBtu)	2.3	—	—	(3.4)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the net fair value of the Company’s non-coal trading commodity contract hedge positions held in “Accumulated other comprehensive (loss) income” at June 30, 2013, unrealized net losses expected to be reclassified from comprehensive income to earnings over the next 12 months associated with the Company’s diesel fuel and explosives hedge programs are approximately $10 million and $3 million, respectively. Based on net unrealized losses associated with the Company's foreign currency hedge contract portfolio and realized gains related to foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012 held in "Accumulated other comprehensive (loss) income" at June 30, 2013, the net loss expected to be reclassified from comprehensive income to earnings over the next twelve months associated with that hedge program is approximately $10 million. As these realized and unrealized gains and losses are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings will partially offset the effect of the realized underlying transactions.
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
A measure of ineffectiveness is inherent in hedging future diesel fuel purchases with derivative positions based on refined petroleum products as a result of location and/or product differences. Transportation surcharges, which may vary over time, for purchased diesel fuel in certain regions can also result in ineffectiveness, though such surcharges have historically changed infrequently and comprise a small portion of the total cost of delivered diesel.
The Company’s derivative positions for the hedging of future explosives purchases are based on natural gas, which is the primary price component of explosives. However, a small measure of ineffectiveness exists as the contractual purchase price includes manufacturing fees that are subject to periodic adjustments. In addition, other fees, such as storage and transportation surcharges, can result in ineffectiveness, but have historically changed infrequently and comprise a small portion of the total explosives cost.
The Company’s derivative positions for the hedging of forecasted foreign currency expenditures contain a small measure of ineffectiveness due to timing differences between the hedge settlement and the purchase transaction, which could differ by less than a day and up to a maximum of 30 days.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-coal trading hedges during the three and six months ended June 30, 2013 and 2012:

		Three Months Ended June 30, 2013
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(25.0)	$0.5	$0.1
Foreign currency forward contracts	Operating costs and expenses	—	(492.6)	62.1	—
Total		$—	$(517.6)	$62.6	$0.1

		Three Months Ended June 30, 2012
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(79.0)	$10.5	$0.1
Foreign currency forward contracts	Operating costs and expenses	—	(12.0)	81.6	—
Total		$—	$(91.0)	$92.1	$0.1

		Six Months Ended June 30, 2013
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(19.1)	$7.2	$0.3
Foreign currency forward contracts	Operating costs and expenses	—	(453.9)	147.2	—
Total		$—	$(473.0)	$154.4	$0.3

		Six Months Ended June 30, 2012
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain (loss) recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(20.9)	$27.8	$(4.5)
Foreign currency forward contracts	Operating costs and expenses	—	128.3	194.6	—
Total		$—	$107.4	$222.4	$(4.5)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company classifies the cash effects of its non-coal trading derivatives within the "Cash Flows From Operating Activities" section of the unaudited condensed consolidated statements of cash flows during the period of settlement for those instruments.
Offsetting and Balance Sheet Presentation
The classification and amount of non-coal trading derivative financial instruments presented on a gross and net basis as of June 30, 2013 and December 31, 2012 are presented in the tables that follow.

	Fair Value of Assets as of June 30, 2013
Financial Instrument	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet(1)	Net Amount
	(Dollars in millions)
Current Assets:
Commodity swap contracts	$3.0	$(2.7)	$0.3	n.a.	n.a.
Foreign currency forward contracts	43.6	(43.6)	—	n.a.	n.a.
Total	$46.6	$(46.3)	$0.3	$(0.3)	$—

Noncurrent Assets:
Commodity swap contracts	$0.6	$(0.5)	$0.1	n.a.	n.a.
Foreign currency forward contracts	—	—	—	n.a.	n.a.
Total	$0.6	$(0.5)	$0.1	$(0.1)	$—

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default.

	Fair Value of Liabilities as of June 30, 2013
Financial Instrument	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet(1)	Net Amount
	(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$16.1	$(2.7)	$13.4	n.a.	n.a.
Foreign currency forward contracts	119.6	(34.6)	85.0	n.a.	n.a.
Total	$135.7	$(37.3)	$98.4	$(2.3)	$96.1

Noncurrent Liabilities:
Commodity swap contracts	$10.1	$(0.5)	$9.6	n.a.	n.a.
Foreign currency forward contracts	238.2	(9.0)	229.2	n.a.	n.a.
Total	$248.3	$(9.5)	$238.8	$1.9	$240.7

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$47.3	$11.5	$—	$58.8
Commodity swap contracts	—	(22.6)	—	(22.6)
Foreign currency forward contracts	—	(314.2)	—	(314.2)
Total net financial assets (liabilities)	$47.3	$(325.3)	$—	$(278.0)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$75.4	$13.0	$—	$88.4
Commodity swap contracts	—	4.0	—	4.0
Foreign currency forward contracts	—	286.9	—	286.9
Total net financial assets	$75.4	$303.9	$—	$379.3
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
The Company did not have any transfers between levels during the three and six months ended June 30, 2013 or 2012 for its non-coal trading positions. The Company’s policy is to value transfers between levels using the beginning of period valuation.
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of June 30, 2013 and December 31, 2012:

•
Cash and cash equivalents, accounts receivable, including those within the Company’s accounts receivable securitization program, notes receivable and accounts payable have carrying values which approximate fair value due to the short maturity or the liquid nature of these instruments.

•
Held-to-maturity investments in time deposits denominated in Chinese Renminbi of $4.8 million held as of December 31, 2012 had carrying values based on amortized cost which approximated fair value due to the short maturity of the investments. Those time deposits matured during the six months ended June 30, 2013.

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s long-term debt are summarized as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$5,988.0	$5,903.4	$6,252.9	$6,583.9
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
Trading revenues recognized during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Trading Revenues by Type of Instrument	2013	2012	2013	2012
	(Dollars in millions)
Commodity futures, swaps and options	$34.9	$39.8	$85.9	$50.6
Physical commodity purchase/sale contracts	(38.3)	32.8	(63.4)	41.9
Total trading revenues	$(3.4)	$72.6	$22.5	$92.5
Risk Management
Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive (loss) income” until the hedged transaction impacts reported earnings, at which time gains and losses are also reclassified to earnings. To the extent that periodic changes in the fair value of a derivative exceeds the changes in the hedged item to which it has been designated, the ineffective portion is recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes the changes in fair value of the instrument in earnings in the period of the change.

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
The gross fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset of $164.8 million and $153.1 million as of June 30, 2013 and December 31, 2012, respectively. Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive (loss) income” at June 30, 2013, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $140 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the effect of the realized underlying transactions in the unaudited condensed consolidated statements of operations.
Offsetting and Balance Sheet Presentation
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of June 30, 2013 and December 31, 2012 is set forth below:

Affected line item in the condensed consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation margin (held) posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of June 30, 2013
Assets from coal trading activities, net	$693.8	$(507.8)	$(129.4)	$56.6
Liabilities from coal trading activities, net	(528.0)	507.8	3.2	(17.0)
Total, Net	$165.8	$—	$(126.2)	$39.6

	Fair Value as of December 31, 2012
Assets from coal trading activities, net	$380.4	$(170.8)	$(157.2)	$52.4
Liabilities from coal trading activities, net	(190.5)	170.8	0.3	(19.4)
Total, Net	$189.9	$—	$(156.9)	$33.0

(1)	Approximately $88 million and $76 million of the net variation margin held at June 30, 2013 and December 31, 2012, respectively, related to cash flow hedges.
See Note 6. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s non-coal trading activities.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset coal trading positions for which fair value is measured on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$—	$40.3	$—	$40.3
Physical commodity purchase/sale contracts	—	(2.0)	1.3	(0.7)
Total net financial assets	$—	$38.3	$1.3	$39.6

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$1.2	$24.4	$—	$25.6
Physical commodity purchase/sale contracts	—	2.2	5.2	7.4
Total net financial assets	$1.2	$26.6	$5.2	$33.0
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the quantitative unobservable inputs utilized in the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of June 30, 2013:

	Range		Weighted
Input	Low	High	Average
Quality adjustments	4%	22%	13%
Non-performance adjustments	4%	4%	4%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Beginning of period	$1.4	$8.9	$5.2	$8.7
Total net (losses) gains realized/unrealized:
Included in earnings	(0.3)	8.9	(4.4)	10.4
Settlements	0.2	(14.9)	0.5	(16.2)
End of period	$1.3	$2.9	$1.3	$2.9
The following table summarizes the changes in net unrealized losses relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Changes in net unrealized losses (1)	$(2.8)	$(3.9)	$(2.6)	$(2.7)

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

The Company did not have any significant transfers in its coal trading positions between Level 1 and Level 2 during the three and six months ended June 30, 2013 or 2012. There were no transfers in or out of Level 3 during the three and six months ended June 30, 2013 or 2012. The Company’s policy is to value transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2013, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Percentage of
Year of Expiration	Portfolio Total
2013	45%
2014	52%
2015	2%
2016	1%
100%
Nonperformance and Credit Risk. The fair value of the Company’s coal derivative assets and liabilities reflects adjustments for nonperformance and credit risk. The Company’s exposure is substantially with electric utilities, energy marketers and steel producers. The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to regularly monitor the credit extended. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. Also, when appropriate (as determined by its credit management function), the Company has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral (margin), requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of a failure to pay or perform. To reduce its credit exposure related to trading and brokerage activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties and, to the extent required, will post or receive margin amounts associated with exchange-cleared and certain OTC positions.
At June 30, 2013, 86% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties while 10% was with non-investment grade counterparties and 4% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at June 30, 2013 and December 31, 2012, would have amounted to collateral postings to counterparties of approximately $14 million and $8 million, respectively. As of June 30, 2013 and December 31, 2012, no collateral was posted to counterparties for such positions.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. If a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties would have been zero at June 30, 2013 and December 31, 2012 based on the aggregate fair value of all derivative trading instruments with such features. Accordingly, the Company had posted no margin related to such features as of June 30, 2013 or December 31, 2012.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At June 30, 2013 and December 31, 2012, the Company held net variation margin of $126.2 million and $156.9 million, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of June 30, 2013 and December 31, 2012, the Company had posted initial margin of $20.1 million and $23.2 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. The Company also had posted $0.6 million and $0.5 million of margin in excess of the exchange-required variation and initial margin discussed above as of June 30, 2013 and December 31, 2012, respectively, which is also reflected in “Other current assets."
(8)     Financing Receivables
The Company had total financing receivables of $400.6 million and $391.7 million at June 30, 2013 and December 31, 2012, respectively, which consisted of the following:

Balance Sheet Classification	June 30, 2013	December 31, 2012
	(Dollars in millions)
Accounts receivable, net	$36.8	$0.7
Investments and other assets	363.8	391.0
Total financing receivables	$400.6	$391.7
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables at June 30, 2013.
Codrilla Mine Project. In 2011, a wholly owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of its 85% interest in the Codrilla Mine Project to participants of the Coppabella Moorvale Joint Venture (CMJV) where PEA-PCI sold down its interest in the Codrilla project to the CMJV (Codrilla sell down) so that, following completion of the sale, ownership of the Codrilla Mine Project reflected the existing ownership of the Coppabella and Moorvale mines with PEA-PCI retaining a 73.3% ownership. Prior to the acquisition of PEA-PCI by the Company, consideration of $15.0 million Australian dollars was received by PEA-PCI upon completion of the Codrilla sell down, representing 20% of the agreed price. Two installments, for which the Company holds non-interest-bearing receivables, are due upon the completion of certain milestones. The first installment, with 40% due on the granting of the related mining lease, was received during the three months ended September 30, 2012. The final 40% is due upon the earlier of the mine's first coal shipment or a specified date. The sales agreement was amended during the three months ended June 30, 2013 to delay the specified date from March 31, 2015 to June 30, 2016, resulting in an adjustment to the discounted value of the note receivable in the amount of $1.6 million. This adjustment was recorded in "Interest income" in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013. There are currently no indications of impairment on the remaining installment and the Company expects to receive full payment upon the earlier of the mine's first shipment or June 30, 2016. The remaining balance associated with these receivables is recorded in "Investments and other assets" which was $28.8 million and $33.6 million at June 30, 2013 and December 31, 2012, respectively, in the condensed consolidated balance sheets.
Middlemount Mine. The Company periodically makes loans to the Middlemount Mine joint venture (Middlemount), in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. Middlemount intends to pay down the loans as excess cash is generated as required by the shareholders’ agreement. The loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5% and expire December 24, 2015. Based on the expected timing of repayment on these loans, which the Company projects will extend beyond the stated expiration date, the Company now considers these loans to be of a long-term nature. As a result, the foreign currency impact related to the shareholder loans for the three and six month periods ended June 30, 2013 is included in foreign currency translation adjustment in the unaudited condensed consolidated balance sheet as of June 30, 2013 and the unaudited condensed consolidated statements of comprehensive income for the three and six months then ended. "Investments and other assets" included $335.0 million and $357.4 million at June 30, 2013 and December 31, 2012, respectively, related to these loans in the condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financing Receivables. From time to time, the Company may enter into transactions resulting in accounts or notes receivable held by the Company, which have been reflected in "Accounts receivable, net." These notes are generally short term in nature with positive historical collection experience and do not represent a material credit risk to the Company. During the second quarter of 2013, the Company sold non-strategic coal reserves and surface lands for cash of $35.0 million and a note receivable totaling $35.0 million, which is due in December 2013.
(9)  Income Taxes
The Company's tax benefit of $184.7 million and $38.2 million for the three months ended June 30, 2013 and 2012, respectively, included remeasurement benefit related to foreign tax accounts of $37.1 million and $13.8 million, respectively. The Company's tax benefit of $181.0 million and tax expense of $36.2 million for the six months ended June 30, 2013 and 2012, respectively, included remeasurement benefit related to foreign tax accounts of $35.5 million and $4.9 million, respectively. The 2013 effective tax rate before remeasurement is based on the Company's estimated full year effective tax rate, which is comprised of the expected statutory tax expense, more than offset by reductions from percentage depletion, foreign rate differential and the Australian minerals resource rent tax. During the quarter ended June 30, 2013, the Company released a portion of its valuation allowance on U.S. capital loss carry forwards amounting to $25.5 million due to a change in expected realization upon sale of non-strategic U.S. coal reserves and surface lands.
The Company's Australian income tax returns for the tax years 2004 through 2010 are under examination by the Australian Tax Office (ATO). In April 2013, the ATO issued a final assessment challenging certain financing transactions with a total assessment of $70.2 million, comprised of additional taxes of $48.7 million plus interest and penalties of $21.5 million. During the quarter ended June 30, 2013, the Company made the $35.1 million advance deposit required by the ATO in order for the Company to proceed with litigation of the disputed tax assessment. That deposit balance has been reflected in "Other current assets" in the unaudited condensed consolidated balance sheet as of June 30, 2013. All tax assessment amounts above are presented in U.S. dollars at foreign currency exchange rates in effect at June 30, 2013. The Company believes the tax assessment will likely be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
(10)    Long-term Debt
The Company’s total indebtedness as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Term Loan	$301.8	$418.8
2011 Term Loan Facility	862.5	912.5
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
7.875% Senior Notes due November 2026	247.4	247.4
Convertible Junior Subordinated Debentures due December 2066	378.5	377.4
Capital lease obligations	38.3	104.6
Other	1.1	33.8
Total Debt	$5,988.0	$6,252.9
2013 Voluntary Prepayments and Debt Repurchases
During the six months ended June 30, 2013, the Company voluntarily prepaid $167.0 million in aggregate principal amount of its Term Loan and 2011 Term Loan Facility with existing cash on hand. That voluntary repayment represented all of the contractual 2014 quarterly principal repayments associated with those facilities and a portion of the contractual 2015 principal repayments related to the Term Loan.
Additionally, the Company repurchased $32.4 million of certain Australian private placement bonds (previously presented in "Other" in the above schedule) with existing cash on hand during the six months ended June 30, 2013.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the foregoing, the Company recognized losses on debt extinguishment of $4.5 million and $5.4 million during the three and six months ended June 30, 2013, respectively, which is classified in "Interest expense" in the unaudited condensed consolidated statement of operations for those periods.
Capital Lease Obligations
In June 2013, the Company executed an amendment to its master equipment hire agreement with an unconsolidated equity affiliate in Australia to allow for the legal right of offset of receivables and payables due between parties. The operations of that equity affiliate are funded through equity interests and shareholder loans for the purpose of purchasing on behalf of and leasing equipment to its shareholders. Because the Company intends to use the right of offset provided by that amendment, $56.1 million of capital lease obligations due to that equity affiliate have been presented on a net basis in the unaudited condensed consolidated balance sheet as of June 30, 2013 and offset against the related shareholder loans due from that equity affiliate included in "Investments and other assets." Prior to the amendment, such amounts were presented on a gross basis in the Company's condensed consolidated financial statements.
Other Long-Term Debt
Other than the foregoing, there were no significant changes to the Company's long-term debt subsequent to December 31, 2012. Information regarding the Company's debt is outlined in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(11) Pension and Postretirement Benefit Costs
Net periodic pension costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost for benefits earned	$0.5	$0.5	$1.1	$1.0
Interest cost on projected benefit obligation	10.5	11.7	21.1	23.4
Expected return on plan assets	(14.8)	(16.0)	(29.7)	(31.9)
Amortization of prior service cost and actuarial loss	16.7	12.4	33.3	24.8
Net periodic pension costs	$12.9	$8.6	$25.8	$17.3
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). The Company currently expects its qualified plans to be at or above the Pension Protection Act thresholds and will therefore avoid benefit restrictions and at-risk penalties for 2013. Based upon minimum funding requirements in accordance with the Moving Ahead for Progress in the 21st Century Act (MAP-21) issued in July 2012, the Company expects to contribute approximately $2.0 million in 2013 to meet minimum funding requirements for its qualified plans and benefit payments for its non-qualified plans.
Net periodic postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost for benefits earned	$3.9	$3.7	$7.8	$7.3
Interest cost on accumulated postretirement benefit obligation	10.4	13.8	20.9	27.5
Amortization of prior service cost, actuarial loss and other	7.1	8.6	12.7	17.4
Net periodic postretirement benefit costs	$21.4	$26.1	$41.4	$52.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Accumulated Other Comprehensive (Loss) Income
The following table sets forth the after-tax components of accumulated other comprehensive (loss) income and changes thereto recorded during the six months ended June 30, 2013:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Available-For-Sale Securities	Total Accumulated Other Comprehensive (Loss) Income
	(Dollars in millions)
December 31, 2012	$22.2	$(411.7)	$12.7	$387.5	$0.3	$11.0
Net change in fair value	—	—	—	(270.3)	(13.8)	(284.1)
Reclassification from other comprehensive income to earnings	—	28.6	(0.2)	(115.4)	13.5	(73.5)
Current period change	(73.4)	—	—	—	—	(73.4)
June 30, 2013	$(51.2)	$(383.1)	$12.5	$1.8	$—	$(420.0)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive (loss) income" into earnings during the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassifed from accumulated other comprehensive (loss) income (1)		Affected line item in the condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers compensation obligations:
Postretirement health care and life insurance benefits	$(6.0)	$(12.0)	Operating costs and expenses
Defined benefit pension plans	(13.6)	(27.2)	Operating costs and expenses
Defined benefit pension plans	(2.8)	(5.6)	Selling and administrative expenses
Insignificant items	(0.3)	(0.6)
	(22.7)	(45.4)	Total before income taxes
	8.4	16.8	Income tax benefit
	$(14.3)	$(28.6)	Total after income taxes

Prior service cost associated with postretirement plans:
Postretirement health care and life insurance benefits	$0.4	$0.8	Operating costs and expenses
Defined benefit pension plans	(0.3)	(0.5)	Operating costs and expenses
	0.1	0.3	Total before income taxes
	—	(0.1)	Income tax provision
	$0.1	$0.2	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$62.1	147.2	Operating costs and expenses
Fuel and explosives commodity swaps	0.1	7.0	Operating costs and expenses
Coal trading commodity futures, swaps and options	0.4	25.7	Other revenues
Insignificant items	0.3	0.2
	62.9	180.1	Total before income taxes
	(24.6)	(64.7)	Income tax provision
	$38.3	$115.4	Total after income taxes

Available-for-sale securities:
Debt securities	$—	$0.1	Interest income
Equity securities	(21.5)	(21.5)	Asset impairment
	(21.5)	(21.4)	Total before income taxes
	7.9	7.9	Income tax benefit
	$(13.6)	$(13.5)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Resource Management and Other Commercial Events
Divestitures
In June 2013, the Company sold non-strategic coal reserves and surface lands located in Kentucky in exchange for cash proceeds of $35.0 million and short-term notes receivable totaling $35.0 million and recognized a gain on sale of $40.3 million, which was classified in "Net gain on disposal or exchange of assets" in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013. The non-cash portion of this transaction was excluded from the investing section of the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2013.
Acquisitions
In June 2012, the Company acquired the remaining noncontrolling interests in MCG Coal Holdings Pty Ltd (MCGH), an Australian subsidiary in which an equity interest was first acquired in late 2011, for total consideration of $49.8 million. This acquisition was accounted for as an equity transaction as the Company previously maintained control of MCGH.
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
A conversion of the Debentures may result in payment for any conversion value in excess of the principal amount of the Debentures in the Company’s common stock. For diluted EPS purposes, potential common stock is calculated based on whether the market price of the Company’s common stock at the end of each reporting period is in excess of the conversion price of the Debentures. For a full discussion of the conditions under which the Debentures may be converted, the conversion rate to common stock and the conversion price, see Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The effect of the Debentures was excluded from the calculation of diluted EPS for all periods presented because to do so would have been anti-dilutive for those periods.
The computation of diluted EPS also excluded aggregate stock options and restricted stock awards of approximately 3.3 million and 0.4 million for the three months ended June 30, 2013 and 2012, respectively, and 3.3 million and 0.3 million for the six months ended June 30, 2013 and 2012, respectively, because to do so would have been anti-dilutive for those periods. The potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method. Anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
EPS numerator:
Income from continuing operations, net of income taxes	$101.4	$214.5	$91.1	$397.5
Less: Net (loss) income attributable to noncontrolling interests	(3.2)	3.1	0.8	8.7
Income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	104.6	211.4	90.3	388.8
Less: Earnings from continuing operations allocated to participating securities	0.7	1.5	0.2	2.6
Income from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	103.9	209.9	90.1	386.2
Loss from discontinued operations, net of income taxes	(14.3)	(6.7)	(23.4)	(11.4)
Less: Loss from discontinued operations allocated to participating securities (1)	(0.1)	—	(0.2)	—
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(14.2)	(6.7)	(23.2)	(11.4)
Net income attributable to common stockholders, after allocation of earnings to participating securities (1)	$89.7	$203.2	$66.9	$374.8

EPS denominator:
Weighted average shares outstanding — basic	266.9	269.2	266.9	269.7
Impact of dilutive securities	0.6	0.6	0.5	0.5
Weighted average shares outstanding — diluted	267.5	269.8	267.4	270.2

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.39	$0.78	$0.34	$1.43
Loss from discontinued operations	(0.06)	(0.03)	(0.09)	(0.04)
Net income	$0.33	$0.75	$0.25	$1.39

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.39	$0.78	$0.33	$1.43
Loss from discontinued operations	(0.06)	(0.03)	(0.08)	(0.04)
Net income	$0.33	$0.75	$0.25	$1.39

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the periods presented.
(15) Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees
In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk
As of June 30, 2013, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other(1)	Total
	(Dollars in millions)
Self bonding	$1,242.5	$—	$—	$—	$1,242.5
Surety bonds	318.6	109.8	34.2	9.0	471.6
Bank guarantees	249.1	—	—	144.0	393.1
Letters of credit	—	—	32.3	79.7	112.0
	$1,810.2	$109.8	$66.5	$232.7	$2,219.2

(1)
Other includes the $79.7 million in letters of credit described below and an additional $153.0 million in bank guarantees and surety bonds related to collateral for surety companies, road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that expires July 1, 2016 and permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of June 30, 2013, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of June 30, 2013. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
In June 2013, one of the Company's wholly-owned captive insurance subsidiaries entered into a letter of credit arrangement for $24.1 million in relation to certain of its workers' compensation and other insurance-related obligations whereby that subsidiary has pledged $34.4 million of its investments in debt securities as collateral.  This arrangement reduces the letters of credit drawn on the Company's Credit Facility and effectively lowers the fees associated with the related letters of credit.
Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly owned, bankruptcy-remote subsidiary (Seller). At June 30, 2013, the Company had $133.7 million remaining capacity available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes trade receivables of most of the Company's U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the revolving credit facility portion of the Company’s Credit Facility, effectively managing its overall borrowing costs and providing an additional source of working capital. The securitization program was renewed in May 2013 and will expire in April 2016.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the six months ended June 30, 2013, the Company received total consideration of $2,063.7 million related to accounts receivable sold under the securitization program, including $1,312.2 million of cash up front from the sale of the receivables, an additional $563.2 million of cash upon the collection of the underlying receivables and $188.3 million that had not been collected at June 30, 2013 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $75.0 million and $25.0 million at June 30, 2013 and December 31, 2012, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.4 million for each of the three months ended June 30, 2013 and 2012, and $0.7 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively.
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
See Note 16. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for a discussion of certain litigation related to the Patriot bankruptcy.
Other
Included in "Other noncurrent liabilities" in the Company's condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 is a liability of $45.6 million related to reclamation and bonding commitments provided on behalf of a third-party coal producer associated with a 2007 purchase of coal reserves and surface lands in the Illinois Basin.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2013, purchase commitments for capital expenditures were $156.0 million, all of which are obligated within the next three years, with $78.0 million obligated in the next 12 months.
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
Litigation Relating to Continuing Operations
Gulf Power Company.  On June 22, 2006, Gulf Power Company (Gulf Power) filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company’s subsidiary under a coal supply agreement with Gulf Power and seeking damages for alleged past and future tonnage shortfalls of nearly 5 million tons under the agreement, which expired on December 31, 2007. On June 30, 2009, the court granted Gulf Power’s motion for partial summary judgment on liability and denied the Company subsidiary’s motion for summary judgment. On September 30, 2010, the court entered its order on damages, awarding Gulf Power zero dollars in damages and the Company subsidiary its costs to defend the lawsuit. Gulf Power subsequently filed a motion to alter or amend the judgment, contesting the trial court’s damages order, to which the Company subsidiary objected. The court entered an order on July 29, 2011 that affirmed its September 30, 2010 decision in all respects except for 2007 cover coal purchases and granted in part Gulf Power's motion to alter judgment with respect to 2007 cover coal purchases. On September 30, 2011, the court entered an order awarding Gulf Power damages in the amount of $20.6 million for its 2007 cover coal purchases. The court later entered another order awarding Gulf Power prejudgment interest in the amount of $6.9 million plus post-judgment interest. The Company's subsidiary and Gulf Power both appealed and, on June 26, 2013, the U.S. Court of Appeals for the Eleventh Circuit issued its order affirming the District Court's judgment in all respects. The Company and Gulf Power have agreed not to seek judicial review of the Eleventh Circuit's order and the Company intends to pay the judgment during the third quarter of 2013. In connection with the order, the Company recorded a charge for the judgment amount for $20.6 million in "Operating costs and expenses" and $6.9 million in "Interest expense" in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2013.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 25, 2013, the Supreme Court issued a judgment in favor of the plaintiff's position that the Class B shareholder was entitled to dividend payments (subject to limited exceptions), thus requiring Wambo to pay dividends to the Class B shareholder for the periods in question. The Supreme Court issued finalized orders on May 3, 2013, including the final calculation of amounts due for dividends during the periods from 2009 to 2012 totaling $29.1 million plus interest of $5.7 million. Amounts of the finalized orders are presented in U.S. dollars at foreign currency exchange rates in effect at June 30, 2013.
Wambo has filed a notice of intention to appeal the Supreme Court's decision, and has posted the requisite security of $34.8 million with the court in the form of cash payment into an interest bearing trust account jointly operated by the parties. Because the Supreme Court's order allows for the substitution of that posted cash payment with a bank guarantee from an Australian bank or another form of acceptable security, those funds remain readily available to the Company and have therefore been reflected in "Cash and cash equivalents" in the condensed consolidated balance sheet as of June 30, 2013. Based on information currently available, the Company believes that its subsidiary should be successful in the appeals process, and therefore, has not declared any dividends and continues to reflect the previously allocated earnings to "Noncontrolling interests" in the condensed consolidated balance sheet as of June 30, 2013. If the Supreme Court's ruling is upheld, the Company believes the claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.
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
On March 14, 2013, Patriot filed a motion in its bankruptcy proceeding seeking authority to reject its collective bargaining agreements under section 1113 of the Bankruptcy Code and change its obligation to pay benefits it provides to certain of its retirees pursuant to section 1114 of the Bankruptcy Code and transferring the obligation to a voluntary employee benefit association.  At the same time, Patriot also filed a declaratory judgment complaint against the Company and one of its subsidiaries seeking a declaration that Section 1(d) of the NBCWA Liabilities Assumption Agreement will not apply to reduce the subsidiary's healthcare benefits funding obligations if Patriot were to be successful under the bankruptcy code in changing the benefits it is required to pay to certain of its retirees under its collective bargaining agreements. On April 5, 2013, Patriot filed a motion for summary judgment with respect to the declaratory judgment complaint. After hearing both motions, the Court granted Patriot's section 1113/1114 motion and, on its own accord, granted Peabody summary judgment on the declaratory judgment complaint. The UMWA has appealed the Court's ruling on the section 1113/1114 motion and Patriot has appealed the Court's grant of the summary judgment motion in Peabody's favor. Patriot and the Official Committee of Unsecured Creditors of Patriot Coal Corporation have issued discovery requests to the Company pursuant to Rule 2004 of the Federal Rules of Bankruptcy Procedure, and the Company is in the process of responding to those requests.
On October 23, 2012, eight individual plaintiffs and the United Mine Workers of America filed a putative class action lawsuit in the U.S. District Court for the Southern District of West Virginia against the Company, one of its subsidiaries and an unrelated coal company. The lawsuit seeks to have the court obligate the defendants to maintain certain Patriot benefit plans at their current levels and to find the defendants' actions in violation of the Employee Retirement Income Security Act of 1974. On January 7, 2013, the Company defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The plaintiffs thereafter amended their complaint to include new allegations and name two more individuals as plaintiffs. The Company defendants updated their motion to dismiss to respond to the new allegations and filed it with the Court. The Company believes the lawsuit is without merit and will vigorously defend against it.
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
Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $61.8 million as of June 30, 2013 and $46.7 million as of December 31, 2012, $23.7 million and $10.6 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.
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
Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et al.  In February 2008, the Native Village of Kivalina and the City of Kivalina filed a lawsuit in the U.S. District Court for the Northern District of California against the Company, several owners of electricity generating facilities and several oil companies. The plaintiffs are the governing bodies of a village in Alaska that they contend is being destroyed by erosion allegedly caused by global warming that the plaintiffs attribute to emissions of greenhouse gases by the defendants. The plaintiffs assert claims for nuisance, and allege that the defendants have acted in concert and are jointly and severally liable for the plaintiffs’ damages. The suit seeks damages for lost property values and for the cost of relocating the village. The defendants filed motions to dismiss on the grounds of lack of personal and subject matter jurisdiction. In June 2009, the court granted defendants’ motion to dismiss for lack of subject matter jurisdiction finding that plaintiffs’ federal claim for nuisance is barred by the political question doctrine and for lack of standing. The plaintiffs appealed the court’s dismissal to the U.S. Court of Appeals for the Ninth Circuit, which affirmed the dismissal. The plaintiffs subsequently filed a petition for rehearing en banc, which was denied. The plaintiffs filed a petition for certiorari with the U.S. Supreme Court, which was denied on May 20, 2013. With that denial, the court's dismissal stands and the case is considered closed.
Other
At times the Company becomes a party to other disputes, including those related to contract miner performance; claims; lawsuits; arbitration proceedings; and administrative procedures in the ordinary course of business in the U.S., Australia and other countries where the Company does business. For example, in June 2007, the New York Office of the Attorney General served a letter and subpoena on the Company, seeking information and documents relating to the Company's disclosure to investors of risks associated with possible climate change and related legislation and regulations. The Company believes it has made full and proper disclosure of these potential risks. In addition, in January 2013, the Securities and Exchange Commission (SEC) staff served a subpoena on the Company seeking information and documents relating to the development of Prairie State Energy Campus, a 1,600 megawatt coal-fueled electricity generation plant and adjacent coal mine in Illinois in which the Company owns a 5.06% undivided interest. The Company is cooperating with the SEC's investigation. Based on current information, the Company believes that such other pending or threatened proceedings are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Segment Information
The Company reports its results of operations primarily through the following reportable segments: “Australian Mining," “Western U.S. Mining,” “Midwestern U.S. Mining,” “Trading and Brokerage” and “Corporate and Other.” The Company’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. The Company defines Adjusted EBITDA as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization, asset impairment and mine closure costs and amortization of basis difference related to equity method investments.
Reportable segment results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Australian Mining	$744.8	$884.9	$1,482.8	$1,739.0
Western U.S. Mining	640.9	669.0	1,281.0	1,430.0
Midwestern U.S. Mining	330.0	346.9	666.7	694.6
Trading and Brokerage	(3.4)	75.6	22.5	128.1
Corporate and Other	13.0	4.7	20.3	10.1
Total	$1,725.3	$1,981.1	$3,473.3	$4,001.8

Adjusted EBITDA:
Australian Mining	$112.5	$240.4	$212.9	$536.0
Western U.S. Mining	154.9	165.4	315.4	372.4
Midwestern U.S. Mining	106.8	104.7	219.1	213.9
Trading and Brokerage	(41.0)	45.4	(25.0)	73.5
Corporate and Other	(78.9)	(105.8)	(188.0)	(234.2)
Total	$254.3	$450.1	$534.4	$961.6
A reconciliation of Adjusted EBITDA to consolidated income from continuing operations, net of income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Total Adjusted EBITDA	$254.3	$450.1	$534.4	$961.6
Depreciation, depletion and amortization	185.7	155.3	356.4	298.2
Asset impairment	21.5	—	21.5	—
Amortization of basis difference related to equity affiliates	2.4	0.9	4.0	3.2
Asset retirement obligation expenses	18.3	17.2	37.3	32.2
Interest expense	110.8	106.9	212.1	208.9
Interest income	(1.1)	(6.5)	(7.0)	(14.6)
Income tax (benefit) provision	(184.7)	(38.2)	(181.0)	36.2
Income from continuing operations, net of income taxes	$101.4	$214.5	$91.1	$397.5

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$972.5	$818.8	$(66.0)	$1,725.3
Costs and expenses
Operating costs and expenses	(62.8)	823.0	743.0	(66.0)	1,437.2
Depreciation, depletion and amortization	—	85.5	100.2	—	185.7
Asset retirement obligation expenses	—	10.2	8.1	—	18.3
Selling and administrative expenses	14.6	44.3	5.1	—	64.0
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(43.0)	(0.2)	—	(43.2)
Asset impairment	21.5	—	—	—	21.5
(Income) loss from equity affiliates and investment in subsidiaries	(174.4)	4.5	10.9	174.4	15.4
Interest expense	101.3	8.7	95.4	(94.6)	110.8
Interest income	(0.1)	(90.5)	(5.1)	94.6	(1.1)
Unrealized loss (gain) on derivatives	—	502.6	(502.6)	—	—
Income (loss) from continuing operations before income taxes	99.9	(372.8)	364.0	(174.4)	(83.3)
Income tax provision (benefit)	5.8	(193.1)	2.6	—	(184.7)
Income (loss) from continuing operations, net of income taxes	94.1	(179.7)	361.4	(174.4)	101.4
Loss from discontinued operations, net of income taxes	(3.8)	(1.0)	(9.5)	—	(14.3)
Net income (loss)	90.3	(180.7)	351.9	(174.4)	87.1
Less: Net loss attributable to noncontrolling interests	—	—	(3.2)	—	(3.2)
Net income (loss) attributable to common stockholders	$90.3	$(180.7)	$355.1	$(174.4)	$90.3
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income (loss)	$90.3	$(180.7)	$351.9	$(174.4)	$87.1
Other comprehensive (loss) income, net of income taxes	(431.6)	51.0	(49.9)	(1.1)	(431.6)
Comprehensive (loss) income	(341.3)	(129.7)	302.0	(175.5)	(344.5)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(3.2)	—	(3.2)
Comprehensive (loss) income attributable to common stockholders	$(341.3)	$(129.7)	$305.2	$(175.5)	$(341.3)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,071.0	$997.5	$(87.4)	$1,981.1
Costs and expenses
Operating costs and expenses	(93.2)	828.5	818.1	(87.4)	1,466.0
Depreciation, depletion and amortization	—	74.5	80.8	—	155.3
Asset retirement obligation expenses	—	12.2	5.0	—	17.2
Selling and administrative expenses	10.8	48.1	3.8	—	62.7
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(3.0)	(0.4)	—	(3.4)
(Income) loss from equity affiliates and investment in subsidiaries	(174.5)	1.9	4.7	174.5	6.6
Interest expense	106.9	1.8	110.9	(112.7)	106.9
Interest income	(73.6)	(30.9)	(14.7)	112.7	(6.5)
Unrealized loss (gain) on derivatives	—	101.9	(101.9)	—	—
Income from continuing operations before income taxes	223.6	36.0	91.2	(174.5)	176.3
Income tax provision (benefit)	18.5	52.2	(108.9)	—	(38.2)
Income (loss) from continuing operations, net of income taxes	205.1	(16.2)	200.1	(174.5)	214.5
Loss from discontinued operations, net of income taxes	(0.4)	(1.2)	(5.1)	—	(6.7)
Net income (loss)	204.7	(17.4)	195.0	(174.5)	207.8
Less: Net income attributable to noncontrolling interests	—	—	3.1	—	3.1
Net income (loss) attributable to common stockholders	$204.7	$(17.4)	$191.9	$(174.5)	$204.7
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income (loss)	$204.7	$(17.4)	$195	$(174.5)	$207.8
Other comprehensive income (loss), net of income taxes	10.5	(5.2)	135.2	(130.0)	10.5
Comprehensive income (loss)	215.2	(22.6)	330.2	(304.5)	218.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.1	—	3.1
Comprehensive income (loss) attributable to common stockholders	$215.2	$(22.6)	$327.1	$(304.5)	$215.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,987.1	$1,615.0	$(128.8)	$3,473.3
Costs and expenses
Operating costs and expenses	(154.5)	1,523.9	1,586.0	(128.8)	2,826.6
Depreciation, depletion and amortization	—	165.1	191.3	—	356.4
Asset retirement obligation expenses	—	21.8	15.5	—	37.3
Selling and administrative expenses	23.8	91.7	13.6	—	129.1
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(45.8)	—	—	(45.8)
Asset impairment	21.5	—	—	—	21.5
(Income) loss from equity affiliates and investment in subsidiaries	(89.6)	8.4	24.6	89.6	33.0
Interest expense	203.2	11.0	205.9	(208.0)	212.1
Interest income	(68.2)	(125.4)	(21.4)	208.0	(7.0)
Unrealized loss (gain) on derivatives	—	461.6	(461.6)	—	—
Income (loss) from continuing operations before income taxes	63.8	(125.2)	61.1	(89.6)	(89.9)
Income tax benefit	(9.5)	(85.2)	(86.3)	—	(181.0)
Income (loss) from continuing operations, net of income taxes	73.3	(40.0)	147.4	(89.6)	91.1
Loss from discontinued operations, net of income taxes	(6.4)	(2.5)	(14.5)	—	(23.4)
Net income (loss)	66.9	(42.5)	132.9	(89.6)	67.7
Less: Net income attributable to noncontrolling interests	—	—	0.8	—	0.8
Net income (loss) attributable to common stockholders	$66.9	$(42.5)	$132.1	$(89.6)	$66.9
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income (loss)	$66.9	$(42.5)	$132.9	$(89.6)	$67.7
Other comprehensive (loss) income, net of income taxes	(431.0)	28.5	(64.1)	35.6	(431.0)
Comprehensive (loss) income	(364.1)	(14.0)	68.8	(54.0)	(363.3)
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.8	—	0.8
Comprehensive (loss) income attributable to common stockholders	$(364.1)	$(14.0)	$68.0	$(54.0)	$(364.1)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,202.3	$1,916.1	$(116.6)	$4,001.8
Costs and expenses
Operating costs and expenses	(217.6)	1,664.1	1,557.9	(116.6)	2,887.8
Depreciation, depletion and amortization	—	147.2	151.0	—	298.2
Asset retirement obligation expenses	—	22.9	9.3	—	32.2
Selling and administrative expenses	20.9	100.0	12.8	—	133.7
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(4.9)	(2.5)	—	(7.4)
(Income) loss from equity affiliates and investment in subsidiaries	(290.9)	3.8	25.5	290.9	29.3
Interest expense	210.3	7.1	225.9	(234.4)	208.9
Interest income	(151.4)	(65.8)	(31.8)	234.4	(14.6)
Unrealized loss (gain) on derivatives	—	42.7	(42.7)	—	—
Income from continuing operations before income taxes	428.7	285.2	10.7	(290.9)	433.7
Income tax provision (benefit)	50.9	53.6	(68.3)	—	36.2
Income from continuing operations, net of income taxes	377.8	231.6	79.0	(290.9)	397.5
Loss from discontinued operations, net of income taxes	(0.4)	(2.1)	(8.9)	—	(11.4)
Net income	377.4	229.5	70.1	(290.9)	386.1
Less: Net income attributable to noncontrolling interests	—	—	8.7	—	8.7
Net income attributable to common stockholders	$377.4	$229.5	$61.4	$(290.9)	$377.4
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income	$377.4	$229.5	$70.1	$(290.9)	$386.1
Other comprehensive income, net of income taxes	89.2	27.4	148.8	(176.2)	89.2
Comprehensive income	466.6	256.9	218.9	(467.1)	475.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	8.7	—	8.7
Comprehensive income attributable to common stockholders	$466.6	$256.9	$210.2	$(467.1)	$466.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$333.8	$0.2	$183.9	$—	$517.9
Accounts receivable, net	1.3	73.7	657.2	—	732.2
Inventories	—	260.1	321.5	—	581.6
Assets from coal trading activities, net	—	95.0	—	(38.4)	56.6
Deferred income taxes	—	35.5	7.1	(3.2)	39.4
Other current assets	2.8	43.6	275.1	—	321.5
Total current assets	337.9	508.1	1,444.8	(41.6)	2,249.2
Property, plant, equipment and mine development, net	—	4,981.3	6,510.7	—	11,492.0
Deferred income taxes	184.8	—	—	(184.8)	—
Investments and other assets	11,716.1	7.4	1,326.9	(11,863.7)	1,186.7
Total assets	$12,238.8	$5,496.8	$9,282.4	$(12,090.1)	$14,927.9

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$0.1	$25.9	$—	$26.0
Payables to (receivables from) affiliates, net	294.0	(593.9)	299.9	—	—
Deferred income taxes	3.2	—	2.0	(3.2)	2.0
Liabilities from coal trading activities, net	—	4.3	51.1	(38.4)	17.0
Accounts payable and accrued expenses	152.9	663.4	809.5	—	1,625.8
Total current liabilities	450.1	73.9	1,188.4	(41.6)	1,670.8
Long-term debt, less current maturities	5,948.7	6.5	6.8	—	5,962.0
Deferred income taxes	—	106.2	231.1	(184.8)	152.5
Notes payable to (receivable from) affiliates, net	1,032.6	(6,176.0)	5,143.4	—	—
Other noncurrent liabilities	287.4	1,887.1	417.0	—	2,591.5
Total liabilities	7,718.8	(4,102.3)	6,986.7	(226.4)	10,376.8
Peabody Energy Corporation’s stockholders’ equity	4,520.0	9,599.1	2,264.6	(11,863.7)	4,520.0
Noncontrolling interests	—	—	31.1	—	31.1
Total stockholders’ equity	4,520.0	9,599.1	2,295.7	(11,863.7)	4,551.1
Total liabilities and stockholders’ equity	$12,238.8	$5,496.8	$9,282.4	$(12,090.1)	$14,927.9

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$114.5	$496.5	$(245.1)	$365.9
Net cash (used in) provided by discontinued operations	(8.1)	0.5	(26.9)	(34.5)
Net cash provided by (used in) operating activities	106.4	497.0	(272.0)	331.4
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(45.1)	(121.4)	(166.5)
Changes in accrued expenses related to capital expenditures	—	(2.4)	(100.2)	(102.6)
Proceeds from disposal of assets, net of notes receivable	—	42.1	81.8	123.9
Purchases of debt securities	—	—	(9.7)	(9.7)
Proceeds from sales and maturities of debt and equity securities	—	—	17.0	17.0
Proceeds from the maturity of short-term investments	—	—	4.8	4.8
Contributions to joint ventures	—	—	(323.8)	(323.8)
Distributions from joint ventures	—	—	372.1	372.1
Advances to related parties	—	—	(35.7)	(35.7)
Repayments of loans from related parties	—	—	18.2	18.2
Other, net	—	(3.4)	(0.2)	(3.6)
Net cash used in continuing operations	—	(8.8)	(97.1)	(105.9)
Net cash used in discontinued operations	—	—	(0.3)	(0.3)
Net cash used in investing activities	—	(8.8)	(97.4)	(106.2)
Cash Flows From Financing Activities
Repayments of long-term debt	(167.0)	(0.1)	(48.5)	(215.6)
Dividends paid	(45.9)	—	—	(45.9)
Repurchase of employee common stock relinquished for tax withholding	(2.8)	—	—	(2.8)
Other, net	3.7	(5.2)	(0.3)	(1.8)
Transactions with affiliates, net	169.8	(483.0)	313.2	—
Net cash (used in) provided by financing activities	(42.2)	(488.3)	264.4	(266.1)
Net change in cash and cash equivalents	64.2	(0.1)	(105.0)	(40.9)
Cash and cash equivalents at beginning of period	269.6	0.3	288.9	558.8
Cash and cash equivalents at end of period	$333.8	$0.2	$183.9	$517.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by continuing operations	$194.6	$181.8	$348.9	$725.3
Net cash (used in) provided by discontinued operations	(1.0)	5.3	(54.1)	(49.8)
Net cash provided by operating activities	193.6	187.1	294.8	675.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(118.8)	(307.6)	(426.4)
Federal coal lease expenditures	—	(89.2)	—	(89.2)
Investment in Prairie State Energy Campus	—	(6.7)	—	(6.7)
Proceeds from disposal of assets	—	12.6	—	12.6
Purchases of debt securities	—	—	(24.3)	(24.3)
Proceeds from sales and maturities of debt securities	—	—	27.6	27.6
Contributions to joint ventures	—	—	(375.6)	(375.6)
Distributions from joint ventures	—	—	384.3	384.3
Advances to related parties	—	—	(627.6)	(627.6)
Repayment of loans from related parties	—	—	618.7	618.7
Other, net	—	(1.6)	—	(1.6)
Net cash used in continuing operations	—	(203.7)	(304.5)	(508.2)
Net cash used in discontinued operations	—	(1.2)	(6.5)	(7.7)
Net cash used in investing activities	—	(204.9)	(311.0)	(515.9)
Cash Flows From Financing Activities
Repayments of long-term debt	(266.5)	—	(13.5)	(280.0)
Common stock repurchase	(99.9)	—	—	(99.9)
Acquisition of MCG Coal Holdings Pty Ltd noncontrolling interests	—	(49.8)	—	(49.8)
Dividends paid	(46.3)	—	—	(46.3)
Repurchase of employee common stock relinquished for tax withholding	(8.0)	—	—	(8.0)
Excess tax benefits related to share-based compensation	3.7	—	—	3.7
Other, net	4.6	10.8	(4.6)	10.8
Transactions with affiliates, net	21.7	215.5	(237.2)	—
Net cash (used in) provided by financing activities	(390.7)	176.5	(255.3)	(469.5)
Net change in cash and cash equivalents	(197.1)	158.7	(271.5)	(309.9)
Cash and cash equivalents at beginning of period	283.2	0.8	515.1	799.1
Cash and cash equivalents at end of period	$86.1	$159.5	$243.6	$489.2

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

When used in this filing, the term "ton" refers to short or net tons, equal to 2,000 pounds (907.18 kilograms), while "tonne" refers to metric tons, equal to 2,204.62 pounds (1,000 kilograms).
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
We conduct business through four principal operating segments: Australian Mining, Western U.S. Mining, Midwestern U.S. Mining and Trading and Brokerage.
The business of our Australian Mining segment is the mining of various qualities of metallurgical coal, as well as thermal coal. Our Australian Mining segment operations are primarily export focused with customers spread across several countries, while a portion of our coal is sold within Australia. Revenues from individual countries generally vary year by year based on demand for electricity and steel, global economic conditions and several other factors, including those specific to each country. Industry commercial practice, and our practice, is to negotiate pricing for metallurgical and seaborne thermal coal contracts on a quarterly (or shorter) and annual basis, respectively.
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
To maximize our coal assets and land holdings for long-term growth, we are participating in Btu Conversion projects that would convert coal to natural gas (CTG) or transportation fuels (CTL) and contributing to the development of clean coal technologies, including carbon capture and storage (CCS).
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
Adjusted EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization, asset impairment and mine closure costs and amortization of basis difference related to equity method investments. Adjusted EBITDA is used by management to measure our segments’ operating performance and we believe it is a useful indicator of our ability to meet debt service and capital expenditure requirements.

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
A reconciliation of Adjusted EBITDA to its most comparable measure under U.S. GAAP is included in Note 17. "Segment Information" of the accompanying unaudited condensed consolidated financial statements. Adjusted Income from Continuing Operations and Adjusted Diluted EPS are reconciled to their most comparable measures under U.S. GAAP in the sections that follow.
Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012
Summary
Global coal markets in 2013 have been challenged by weak international seaborne pricing and high coal stockpile inventories at U.S. electric power generation customers, the effects of which have impacted results in the current year. Indicators of improvement in those markets have thus far been mixed during the first half of 2013.
Prices for quarterly contracts commencing in January 2013 for high quality hard coking coal (HQHCC) and low volatile pulverized coal injections products (LV PCI) settled at approximately $165 and $124 per tonne, respectively, an approximate 30% decrease compared to prices in the prior year. Prices for quarterly contracts commencing in April of 2013 for HQHCC and LV PCI improved slightly on a sequential quarterly basis and settled at approximately $172 and $141 per tonne, respectively, though such prices still represented respective decreases of 18% and 8% compared to the prior year. Trends in global demand for metallurgical coal have been positive during the six months ended June 30, 2013, corresponding with an approximate 2% increase in worldwide steel production during that period compared to the prior year according to data recently published by the World Steel Association (WSA). The WSA expects that trend to continue throughout 2013, projecting a 3% full year increase in worldwide steel production in its April 2013 Short Range Outlook. However, seaborne metallurgical coal markets have remained well-supplied, leading to a sequential decrease in prices for quarterly contracts commencing July 2013, which settled at approximately $145 and $116 per tonne of HQHCC and LV PCI, respectively.
International seaborne thermal coal demand grew in the six months ended June 30, 2013 compared to the prior year, led by imports into China, India, Japan and Europe. Nonetheless, those markets also remain well-supplied and marginal production cuts have been slow as legacy contracts expire. Annual thermal contracts commencing in third quarter of 2013 for thermal coal exports out of Newcastle, Australia settled at approximately $90 per tonne, representing a 5% decline compared to third quarter 2012 settlements.
U.S. coal consumption increased 8% and 9% during the three and six months ended June 30, 2013 compared to the prior year led by the electric power generation sector, according to data recently published by the U.S. Energy Information Administration (EIA). Current year U.S. electric power generation from coal has benefited compared to the same periods in the prior year from gas-to-coal switching due to higher natural gas prices, higher heating-degree days during the first quarter of 2013 and an increase in cooling-degree days in the Western U.S. during the second quarter of 2013, partially offset by lower cooling-degree days in the Midwestern U.S. in the second quarter of 2013. Year-over-year changes in our U.S. sales volumes in the three and six months ended June 30, 2013 were not entirely indicative of the increase in coal consumption as electric power generation customers have continued to draw down heavily on their coal stockpile inventories throughout the first half of 2013.
Our revenues decreased during the three and six months ended June 30, 2013 compared to the prior year (three months, $255.8 million; six months, $528.5 million) from lower average realized pricing across our global platform and lower Trading and Brokerage contributions, partially offset by an increase in Australian Mining segment tons sold due to the benefit of growth and development projects completed in 2012.

In light of lower revenues, we have remained focused on controlling costs at all levels of the organization and have executed on that front throughout the current year. We completed owner-operator conversions at several of our Australian mines during the second quarter of 2013, realized productivity improvements at certain Australian operations acquired in late 2011 from overburden remediation efforts completed in the prior year and reduced the use of contractors, temporary labor and overtime across the segment. These cost control initiatives partially offset the effect of lower coal prices. Overall, Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2013 compared to the same periods in the prior year (three months, $222.7 million; six months, $473.4 million).
Net results attributable to common stockholders decreased in the three and six months ended June 30, 2013 compared to the same periods in the prior year (three months, $114.4 million; six months, $310.5 million). That decrease was driven by lower Adjusted EBITDA, an increase in depreciation, depletion and amortization and an asset impairment charge recognized in the second quarter of 2013 related to marketable equity securities, partially offset by the impact of income taxes discussed below.
As of June 30, 2013, our available liquidity was approximately $2.0 billion. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Volumes		June 30,		to Volumes
	2013	2012	Tons	%	2013	2012	Tons	%
	(Tons in millions)				(Tons in millions)
Australian Mining	8.6	8.2	0.4	4.9%	16.9	14.8	2.1	14.2%
Western U.S. Mining	37.6	37.0	0.6	1.6%	75.2	80.4	(5.2)	(6.5)%
Midwestern U.S. Mining	6.5	6.8	(0.3)	(4.4)%	13.0	13.5	(0.5)	(3.7)%
Trading and Brokerage	8.1	5.2	2.9	55.8%	12.9	9.9	3.0	30.3%
Total tons sold	60.8	57.2	3.6	6.3%	118.0	118.6	(0.6)	(0.5)%
Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Revenues		June 30,		to Revenues
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$744.8	$884.9	$(140.1)	(15.8)%	$1,482.8	$1,739.0	$(256.2)	(14.7)%
Western U.S. Mining	640.9	669.0	(28.1)	(4.2)%	1,281.0	1,430.0	(149.0)	(10.4)%
Midwestern U.S. Mining	330.0	346.9	(16.9)	(4.9)%	666.7	694.6	(27.9)	(4.0)%
Trading and Brokerage	(3.4)	75.6	(79.0)	(104.5)%	22.5	128.1	(105.6)	(82.4)%
Corporate and Other	13.0	4.7	8.3	176.6%	20.3	10.1	10.2	101.0%
Total revenues	$1,725.3	$1,981.1	$(255.8)	(12.9)%	$3,473.3	$4,001.8	$(528.5)	(13.2)%
Revenues from our Australian Mining segment decreased during the three and six months ended June 30, 2013 compared to the same periods in the prior year primarily due to the decline in seaborne coal settlement prices mentioned above (three months, $220.9 million; six months, $482.4 million). That unfavorable pricing effect was partially offset by the benefit of an increase in tons sold in the three and six months ended June 30, 2013 compared to the same periods in the prior year (three months, $80.8 million; six months, $226.2 million) resulting from higher production capacity due to growth and development capital projects completed in the second half of 2012. The positive impacts of increased production were somewhat tempered by geologic issues in the first and second quarter of 2013 at our Metropolitan and North Goonyella mines, respectively, and a scheduled second quarter 2013 longwall move at our North Wambo Underground Mine. Metallurgical coal sales from our Australian Mining segment totaled 4.1 million and 3.6 million tons for the three months ended June 30, 2013 and 2012, respectively, and 7.7 million and 6.5 million tons for the six months ended June 30, 2013 and 2012, respectively.

Western U.S. Mining segment revenues for the three and six months ended June 30, 2013 were negatively affected by lower contract pricing compared to the same periods in the prior year (three months, $32.1 million; six months, $52.1 million). The impact of year-over-year changes in volume and mix was slightly favorable in the three months ended June 30, 2013 ($4.0 million) and unfavorable for the six months then ended ($96.9 million), corresponding with the respective 1.6% increase and 6.5% decrease in tons sold noted above.
Midwestern U.S. Mining segment revenues decreased 4.9% and 4.0% during the three and six month ended June 30, 2013 compared to the same periods in the prior year predominantly attributable to a decrease in sales volumes of comparable magnitude.
Trading and Brokerage segment revenues for the three and six months ended June 30, 2013 decreased compared to the same periods in the prior year due to unfavorable changes in the fair value of our global financial trading positions, lower realized prices on physical shipments, the expiration of certain brokerage contracts and a decrease in throughput from third-party U.S. coal producers reflecting lower year-over-year U.S. production. Trading and Brokerage segment revenues were also adversely affected during the three and six months ended June 30, 2013 by mark-to-market losses of approximately $14 million on certain coal trading contracts used as an economic hedge of underlying transactions scheduled for settlement in the second half of 2013, at which time we expect the changes in the value of those positions to partially offset one another.
Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			Increase (Decrease)				Increase (Decrease)
	Three Months Ended		to Segment Adjusted EBITDA		Six Months Ended		to Segment Adjusted EBITDA
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$112.5	$240.4	$(127.9)	(53.2)%	$212.9	$536.0	$(323.1)	(60.3)%
Western U.S. Mining	154.9	165.4	(10.5)	(6.3)%	315.4	372.4	(57.0)	(15.3)%
Midwestern U.S. Mining	106.8	104.7	2.1	2.0%	219.1	213.9	5.2	2.4%
Trading and Brokerage	(41.0)	45.4	(86.4)	(190.3)%	(25.0)	73.5	(98.5)	(134.0)%
Segment Adjusted EBITDA	$333.2	$555.9	$(222.7)	(40.1)%	$722.4	$1,195.8	$(473.4)	(39.6)%
Adjusted EBITDA from our Australian Mining segment was adversely affected during the three and six months ended June 30, 2013 compared to the same periods in the prior year by lower seaborne coal pricing, net of sales-related costs (three months, $202.9 million; six months, $441.5 million), costs associated with the geologic issues and longwall move at certain underground mining operations noted above (three months, $20.3 million; six months, $24.2 million) and inflationary cost escalations (three months, $15.2 million; six months, $29.8 million). Those factors were partially offset by the benefit of production efficiencies realized in the current year at certain surface mining operations (three months, $99.0 million; six months, $166.9 million) and the effect of cost control programs implemented in the second half of 2012 (three months, $33.2 million; six months, $65.1 million). The impact of foreign currency rates on operating costs, net of hedging, was favorable compared to the prior year during the three months ended June 30, 2013 ($10.9 million) and unfavorable during the six months then ended ($53.1 million). While tons sold increased compared to the same periods in the prior year by 4.9% and 14.2% during the three and six months ended June 30, 2013, respectively, the resulting benefits were offset in each period, in whole or in part, by lower weighted-average margins experienced across the platform. As a result, the net impact of changes in volume and mix compared to the same periods in the prior year was unfavorable during the three months ended June 30, 2013 ($25.7 million) and only slightly favorable during the six months then ended ($9.4 million).
Lower Western U.S. Mining segment Adjusted EBITDA for the three and six months ended June 30, 2013 compared to the same periods in the prior year reflects lower contract prices, net of sales-related costs (three months, $24.0 million; six months, $36.0 million) and the unfavorable net impact of changes in volume and production mix (three months, $2.8 million; six months, $70.6 million). Also included in Western U.S. Mining current year results for both periods was a charge of $5.1 million related to a voluntary employee separation program. Those adverse factors were partially offset by a year-over-year decline in costs associated with labor (excluding the foregoing separation charges) and other operations support spend (three months, $23.5 million; six months, $60.9 million) attributed to cost containment programs implemented during the second half of 2012 and lower overall operating activity.

Midwestern U.S. Mining segment Adjusted EBITDA for the three and six months ended June 30, 2013 was in line with the same periods in the prior year. The effects of lower revenues discussed above and a $1.9 million charge recorded in the second quarter of 2013 related to our voluntary employee separation program were more than offset by an improvement in production mix towards lower-cost operations.
Trading and Brokerage segment Adjusted EBITDA for the three and six months ended June 30, 2013 decreased compared to the same periods in the prior year. In addition to the revenue items noted above, Trading and Brokerage results were adversely impacted in the three and six months ended June 30, 2013 by a $20.6 million charge related to the Gulf Power litigation. Refer to Note 16. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information related to that matter, which information is incorporated herein by reference.
(Loss) Income From Continuing Operations Before Income Taxes
The following table presents (loss) income from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Segment Adjusted EBITDA	$333.2	$555.9	$(222.7)	(40.1)%	$722.4	$1,195.8	$(473.4)	(39.6)%
Corporate and Other Adjusted EBITDA (1)	(78.9)	(105.8)	26.9	25.4%	(188.0)	(234.2)	46.2	19.7%
Depreciation, depletion and amortization	(185.7)	(155.3)	(30.4)	(19.6)%	(356.4)	(298.2)	(58.2)	(19.5)%
Asset retirement obligation expenses	(18.3)	(17.2)	(1.1)	(6.4)%	(37.3)	(32.2)	(5.1)	(15.8)%
Asset impairment	(21.5)	—	(21.5)	n.a.	(21.5)	—	(21.5)	n.a.
Amortization of basis difference related to equity affiliates	(2.4)	(0.9)	(1.5)	(166.7)%	(4.0)	(3.2)	(0.8)	(25.0)%
Interest expense	(110.8)	(106.9)	(3.9)	(3.6)%	(212.1)	(208.9)	(3.2)	(1.5)%
Interest income	1.1	6.5	(5.4)	(83.1)%	7.0	14.6	(7.6)	(52.1)%
(Loss) income from continuing operations before income taxes	$(83.3)	$176.3	$(259.6)	(147.2)%	$(89.9)	$433.7	$(523.6)	(120.7)%

(1)
Corporate and Other Adjusted EBITDA includes selling and administrative expenses, equity income (losses) from our joint ventures, gains (losses) on certain asset sales, costs associated with past mining activities, certain coal royalty expenses, resource management costs and revenues and expenses related to our other commercial activities, such as generation development and Btu Conversion.

Results from continuing operations before income taxes for the three and six months ended June 30, 2013 declined compared to the same periods in the prior year. In addition to the decrease in Segment Adjusted EBITDA discussed above, our current year results reflect comparatively higher depreciation, depletion and amortization, asset retirement obligation expenses, asset impairment and interest expense, in addition to lower interest income. Those negative factors were partially offset by an improvement in Corporate and Other Adjusted EBITDA compared to the same periods in the prior year.

The favorable change in Corporate and Other Adjusted EBITDA during the three and six months ended June 30, 2013 compared to the same periods in the prior year reflects a second quarter 2013 $40.3 million gain on sale of non-strategic coal reserves and surface lands located in Kentucky. Also benefiting that segment's results in the three and six months ended June 30, 2013 compared to the same periods in the prior year were lower postretirement health care costs due to favorable health care cost trend rates (three months, $6.4 million; six months, $12.9 million) and lower selling and administrative expenses, excluding the impact of $4.9 million of charges associated with our U.S. voluntary employee separation program (three months, $3.6 million; six months, $9.5 million). Those positive factors were partially offset by expense recorded in the second quarter of 2013 related to a $15.0 million increase in the estimate of our undiscounted liabilities for environmental cleanup-related costs associated with Gold Fields Mining, LLC, a dormant, non-coal producing entity that was previously managed and owned by our predecessor owner and transferred to us in a February 1997 spin-off. Corporate and Other results were also negatively affected in the three and six months ended June 30, 2013 compared to the same periods in the prior year by higher losses from certain equity affiliate operations (three months, $7.3 million; and six months, $2.9 million), which have been affected by lower realized seaborne coal prices and transition costs associated with an owner-operator conversion.
The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$(99.1)	$(79.9)	$(19.2)	(24.0)%	$(189.0)	$(149.1)	$(39.9)	(26.8)%
Western U.S. Mining	(57.9)	(49.0)	(8.9)	(18.2)%	(109.0)	(98.9)	(10.1)	(10.2)%
Midwestern U.S. Mining	(19.9)	(20.1)	0.2	1.0%	(41.5)	(38.6)	(2.9)	(7.5)%
Trading and Brokerage	(0.2)	(0.2)	—	—%	(0.3)	(0.3)	—	—%
Corporate and Other	(8.6)	(6.1)	(2.5)	(41.0)%	(16.6)	(11.3)	(5.3)	(46.9)%
Total	$(185.7)	$(155.3)	$(30.4)	(19.6)%	$(356.4)	$(298.2)	$(58.2)	(19.5)%
Additionally, the following table presents a summary of supplemental data surrounding our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Australian Mining	$5.29	$6.38	$5.31	$5.64
Western U.S. Mining	0.94	0.68	0.85	0.65
Midwestern U.S. Mining	0.39	0.38	0.41	0.36
The increase in depreciation, depletion and amortization expense noted in the three and six months ended June 30, 2013 compared to the same periods in the prior year was predominantly driven by an increase in expense from our Australian Mining and Western U.S. Mining segments.
The increase from our Australian Mining segment was primarily due to a year-over-year increase in tons sold during both current year periods presented, additional expense from growth and development projects completed in late 2012 and the depreciation of additional capital equipment acquired in connection with owner-operator conversions completed in the second quarter of 2013. Those increases were partially offset by lower asset bases at certain sites due to asset impairment charges recognized in the fourth quarter of 2012. Depreciation, depletion and amortization expense in the same periods in the prior year was affected by provisional fair value adjustments recorded associated with our 2011 acquisition of Macarthur Coal Limited, which increased expense by $3.1 million for the three months ended June 30, 2012 and lowered expense by $7.5 million for the six months then ended.
The increase in expense from our Western Mining segment was driven by a shift in production mix toward higher depletion rate coal reserve locations.

Asset retirement obligation expenses were higher for the three and six months ended June 30, 2013 compared to the same periods in 2012. The increase was largely attributable to increased production volumes from our Australian mines and an increase in reclamation rates at certain of our Australian mines associated with recently completed growth and development projects.
Loss from continuing operations before income taxes for the three and six months ended June 30, 2013 includes a $21.5 million asset impairment charge associated with the other-than-temporary impairment of our investment in Winsway Coking Coal Holdings Limited (Winsway) equity securities. Refer to Note 4. "Investments" to the accompanying unaudited condensed consolidated financial statements for additional information related to our holding of Winsway equity securities, which information is incorporated herein by reference.
Interest expense for the three months and six months ended June 30, 2013 increased compared to the same periods in the prior year driven by $6.9 million in pre-judgment interest recognized in the second quarter of 2013 associated with the Gulf Power litigation noted above, higher losses on early debt extinguishment (three months, $1.7 million; six months, $2.6 million) and higher interest rates associated with our Term Loan and 2011 Term Loan Facility, as determined by the consolidated leverage coverage ratio related to those facilities. Those factors were partially offset by the beneficial effect of lower average debt levels in the current year.
Interest income decreased in the three and six months ended June 30, 2013 compared to the same periods in the prior year. The decline was driven by lower interest earned on shareholder loans to equity affiliates and a decrease in interest from debt securities associated with our pro-rata funding of the Newcastle Coal Infrastructure Group, our remaining holdings of which were sold during the second half of 2012.
Income from Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations before income taxes	$(83.3)	$176.3	$(259.6)	(147.2)%	$(89.9)	$433.7	$(523.6)	(120.7)%
Income tax (benefit) provision	(184.7)	(38.2)	146.5	383.5%	(181.0)	36.2	217.2	600.0%
Income from continuing operations, net of income taxes	$101.4	$214.5	$(113.1)	(52.7)%	$91.1	$397.5	$(306.4)	(77.1)%
Income from continuing operations, net of income taxes, for the three months and six months ended June 30, 2013 declined compared to the same periods in the prior year due to adverse changes in before-tax earnings discussed above, partially offset by the effect of an income tax benefit recorded in both current year periods.
The year-over-year positive effect of income taxes was driven by the decline in before-tax earnings (three months, $83.4 million; six months, $175.8 million), the impact of royalty allowance benefits recognized related to the Australian minerals and resource rent tax (MRRT) (three months, $79.2 million; six months, $77.9 million), the release of $25.5 million in U.S. capital loss valuation allowance during the second quarter of 2013 due to a change in expected realization upon sale of non-strategic U.S. coal reserves and surface lands discussed above and higher remeasurement benefits related to foreign income tax accounts (three months, $23.3 million; six months, $30.6 million). Those factors were partially offset by the effect of a net tax benefit of $59.7 million recognized in the second quarter of 2012 related to a tax restructuring of certain foreign operations, in addition to the impact of a change in earnings mix towards higher tax rate jurisdictions in 2013.

Adjusted Income From Continuing Operations
The following table presents Adjusted Income from Continuing Operations:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations, net of income taxes	$101.4	$214.5	$(113.1)	(52.7)%	$91.1	$397.5	$(306.4)	(77.1)%
Asset impairment	21.5	—	21.5	n.a.	21.5	—	21.5	n.a.
Remeasurement benefit related to foreign income tax accounts	(37.1)	(13.8)	(23.3)	168.8%	(35.5)	(4.9)	(30.6)	624.5%
Adjusted Income from Continuing Operations	$85.8	$200.7	$(114.9)	(57.2)%	$77.1	$392.6	$(315.5)	(80.4)%
Adjusted Income from Continuing Operations decreased for the three and six months ended June 30, 2013 compared to the same periods in the prior year. That decrease reflected declines in Segment Adjusted EBITDA, higher expenses related to depreciation, depletion and amortization, asset retirement obligations and interest and lower interest income, partially offset by an improvement in Corporate and Other Adjusted EBITDA and the effect of income taxes, as discussed above.
Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations, net of income taxes	$101.4	$214.5	$(113.1)	(52.7)%	$91.1	$397.5	$(306.4)	(77.1)%
Loss from discontinued operations, net of income taxes	(14.3)	(6.7)	(7.6)	(113.4)%	(23.4)	(11.4)	(12.0)	(105.3)%
Net income	87.1	207.8	(120.7)	(58.1)%	67.7	386.1	(318.4)	(82.5)%
Less: Net (loss) income attributable to noncontrolling interests	(3.2)	3.1	6.3	203.2%	0.8	8.7	7.9	90.8%
Net income attributable to common stockholders	$90.3	$204.7	$(114.4)	(55.9)%	$66.9	$377.4	$(310.5)	(82.3)%
Net income attributable to common stockholders decreased in the three and six months ended June 30, 2013 compared to the same periods in the prior year largely due to the decline in income from continuing operations, net of income taxes, discussed above and higher losses from discontinued operations, net of income taxes, partially offset by the allocation of losses from certain subsidiaries to noncontrolling interests in the second quarter of 2013.
Loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2013 changed unfavorably compared to the same periods in the prior year driven by higher litigation-related spend associated with previously divested operations. The unfavorable change in results from discontinued operations in the three and six months ended June 30, 2013 compared to the same periods in the prior year also reflected higher losses from our held-for-sale Wilkie Creek Mine in Australia, the results from which were similarly impacted by lower current year seaborne thermal coal pricing compared to the prior year.

Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to EPS		June 30,		to EPS
	2013	2012	$	%	2013	2012	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.39	$0.78	$(0.39)	(50.0)%	$0.33	$1.43	$(1.10)	(76.9)%
Loss from discontinued operations	(0.06)	(0.03)	(0.03)	(100.0)%	(0.08)	(0.04)	(0.04)	(100.0)%
Net income	$0.33	$0.75	$(0.42)	(56.0)%	$0.25	$1.39	$(1.14)	(82.0)%
Diluted EPS decreased in the three and six months ended June 30, 2013 compared to the same periods in the prior year commensurate with the decline in results from continuing and discontinued operations between those periods.
Adjusted Diluted EPS
The following table presents Adjusted Diluted EPS:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to EPS		June 30,		to EPS
	2013	2012	$	%	2013	2012	$	%
Adjusted Diluted EPS Reconciliation:
Income from continuing operations	$0.39	$0.78	$(0.39)	(50.0)%	$0.33	$1.43	$(1.10)	(76.9)%
Asset impairment	0.08	—	0.08	n.a.	0.08	—	0.08	n.a.
Remeasurement benefit related to foreign income tax accounts	(0.14)	(0.05)	(0.09)	180.0%	(0.13)	(0.02)	(0.11)	550.0%
Adjusted Diluted EPS	$0.33	$0.73	$(0.40)	(54.8)%	$0.28	$1.41	$(1.13)	(80.1)%
Adjusted Diluted EPS decreased in the three and six months ended June 30, 2013 compared to the same periods in the prior year commensurate with the decline in Adjusted Income from Continuing Operations between those periods.
Other
The net fair value of our foreign currency cash flow hedge portfolio decreased from a net asset of $286.9 million at December 31, 2012 to a net liability of $314.2 million at June 30, 2013, due to a decrease in Australian dollar rates between those dates ($453.9 million) and a net gain realized on hedge contracts that expired during the six months ended June 30, 2013 ($147.2 million).
Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.

Near-Term Outlook
Near-term coal markets reflect a challenging environment. International coal markets remain in a well-supplied state, which is constraining seaborne coal prices. However, international seaborne coal demand continues to show signs of growth, particularly in the Asia-Pacific region. In response to lower market prices, a number of seaborne coal suppliers have announced production cuts and reduced planned capital investments. U.S. thermal coal markets saw an increase in coal consumption during the six months ended June 30, 2013 compared to the prior year due to a comparatively colder winter and a rise in natural gas prices. Much of that increase in demand was served through customer coal stockpile drawdowns as coal shipments declined during that period compared to the prior year.
Global Macroeconomic Indicators. The International Monetary Fund (IMF) lowered their global economic growth estimates for 2013 and 2014 in their July 2013 World Economic Outlook compared to previous forecasts due to projections of slower growth in key emerging markets and a more protracted recession in the Euro area. Selected regional and worldwide projections of 2013 and 2014 macroeconomic growth, as measured by recent International Monetary Fund forecasts of gross domestic product (GDP), are presented below:

	GDP Growth (%)
Region:	2013	2014
U.S.	1.7%	2.7%
China	7.8%	7.7%
India	5.6%	6.3%
Worldwide	3.1%	3.8%
Seaborne Thermal Coal Markets and Our Position. According to preliminary China Customs data, China's metallurgical and thermal net coal imports have increased a combined 15% over the prior year through June 2013. This continues a trend from 2012 when China set a new record for annual coal imports. China's coal-fueled electricity generation has risen 4% through June compared to the prior year, according to the China Electricity Council and National Bureau of Statistics. According to the India Central Electric Authority, Indian coal-fueled electricity generation increased 9% through June compared to the prior year. India's coal import growth has continued in 2013 with a 42% rise in thermal coal imports through June compared to the prior year, led by the increase in coal-fueled electricity generation and continued domestic production challenges. Japan and Europe continue to turn to coal-fueled electricity generation due to high seaborne natural gas prices and reduced nuclear generation.
In spite of the continued growth in international thermal coal demand, seaborne thermal coal markets remained well-supplied during the first half of 2013, which led to a decline in index prices through the second quarter of 2013 for thermal coal originating from Newcastle, Australia. Japanese fiscal year annual thermal contracts commencing in April 2013 have been settled at approximately $95 per tonne, a decline from the prior year level of $115 per tonne. We are targeting our 2013 Australian thermal exports to be 11 to 12 million tons.
Seaborne Metallurgical Coal Markets and Our Position. The WSA reported that global steel production grew by 2.0% in the six months ended June 30, 2013 compared to the prior year, with an increase in Asian steel production during that period offsetting a decline in steel production for the rest of the world. Continuing urbanization trends drove a 7.4% increase in China's steel production during the six months ended June 30, 2013 compared to the prior year. In its April 2013 Short Range Outlook, the WSA forecasted 2.9% year-over-year apparent steel use growth in 2013 following 1.2% growth in 2012.
Metallurgical coal prices for HQHCC and LV PCI settled at approximately $145 and $116 per tonne, respectively, for quarterly contracts commencing July 2013. We expect to settle the majority of our 2013 metallurgical coal production in line with quarterly or monthly benchmarks, as adjusted for quality differentials on delivered coal, with approximately 40% expected to be sold on a shorter-term basis. We are targeting total 2013 metallurgical coal sales of approximately 15 to 16 million tons. Our total Australian coal sales for 2013 are targeted at 33 to 36 million tons. The impacts on our operating costs of transition costs associated with the completion of our conversion to owner-operator status at certain of our Australian mines, a higher mix of metallurgical coal production, which has higher production costs compared to our thermal coal production, and the full year effect of Australia's Carbon Pricing Framework are expected to be offset by subsequent cost savings from those completed owner-operator conversions, the realization of productivity improvements at certain Australian operations acquired in late 2011, the benefit of cost control programs surrounding the use of contractors, temporary labor and overtime and a decrease in Australian dollar exchange rates.

U.S. Thermal Coal Markets and Our Position. Thermal coal market conditions in the U.S. improved during the six months ended June 30, 2013 compared to the prior year. We observed gas-to-coal switching during that period as natural gas prices have increased from 2012 levels, driving a 13% decline in electric power generation from natural gas during the six months ended June 30, 2013 compared to the prior year. Coal consumption increased 9% during the six months ended June 30, 2013 compared to the prior year, while coal shipments fell 5% between those periods due to customer drawdowns on coal inventory stockpiles. We estimate that coal inventories for Powder River Basin customers were approximately 23% below prior year levels on a day's-burn basis as of June 30, 2013.
The EIA in its August 2013 Short-Term Energy Outlook projected U.S. electricity generation from coal to increase in 2013 compared to 2012, while electricity generation from natural gas is expected to decline from 2012 levels. The EIA projects the price of natural gas to increase by 35% in 2013 compared to 2012 to an average of $3.71 per MMBtu, resulting in a 9% decline in electricity generation from natural gas. The EIA also projects electricity generation from coal to continue to rebound in 2013 and increase by 8% over 2012, while still falling short of levels realized in 2011. In terms of market share, the EIA projects that coal will increase its total share of the U.S. electric power generation market to 40% in 2013 from 37% in 2012.
We are targeting our 2013 U.S. volumes at 180 to 190 million tons with essentially all of those volumes committed and priced. As of July 23, 2013, we had 70% to 80% of 2014 volumes priced based on projected 2013 production levels. We anticipate that average realized pricing from our U.S. mining operations will decrease between a range of 5% and 10% on a per-ton basis in 2013 compared to 2012 due to new U.S. coal supply agreements and price reopener provisions in certain of our existing U.S. coal supply agreements. We also expect a 2% to 3% decrease in our U.S. operating costs and expenses in 2013 compared to the prior year on a per-ton basis.
Operating Cost Containment and Capital Discipline. In an effort to mitigate pressures from the challenging global coal market environment, we remain focused on cost containment activities. We implemented programs across our global platform in 2012 to reduce our workforce and lower spending for outside services and contractors and continue to seek further cost savings opportunities in 2013. We also remain focused on tightening capital spending and have lowered our targeted 2013 capital spending levels by $100 million compared to previous guidance to $350 to $450 million.
Regulatory Update
Proposed New Source Performance Standards (NSPS) for Fossil Fuel-Fired Electricity Utility Generating Units. On April 13, 2012, the EPA published for comment proposed new source performance standards for emissions of carbon dioxide for new fossil fuel-fired electric utility generating units. If these standards are adopted as proposed, it is unlikely, with a few possible exceptions, that any new coal-fired electric utility generating units could be constructed in the U.S. without the use of CCS technologies. On June 25, 2013, the U.S. President directed the EPA, which indicated its intention to issue a new proposal in light of over 2 million comments on its current proposal and ongoing developments in the industry, to issue that new proposal by September 30, 2013 and to finalize it in a timely manner. The EPA has not yet proposed rules for modified or existing sources. However, on June 25, 2013, the President directed the EPA to use its authority under sections 111(b) and 111(d) of the Clean Air Act to issue standards, regulations or guidelines, as appropriate, addressing carbon pollution from existing, modified and reconstructed power plants. The President also requested that the EPA: (a) issue a proposal addressing such matters by June 1, 2014; (b) finalize it by June 1, 2015; and (c) include, in the guidelines addressing existing power plants, a requirement that States submit to the EPA implementation plans required under Section 111(d) of the Clean Air Act by June 30, 2016. We believe that any final rules issued by the EPA in this area will be challenged.
Cross State Air Pollution Rule (CSAPR). On July 6, 2011, the EPA finalized the CSAPR, which requires 28 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. The CSAPR is one of a number of significant regulations the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions were to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While the CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and on December 30, 2011, the U.S. Court of Appeals for the District of Columbia stayed the rule and advised that the EPA is expected to continue administering the Clean Air Interstate Rule (CAIR) until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a 2 to 1 decision, concluding that the rule was beyond the EPA's statutory authority. On October 5, 2012, the EPA petitioned for en banc review of that decision by the entire U.S. Court of Appeals for the District of Columbia Circuit, which denied the EPA's petition on January 24, 2013. On March 29, 2013, the Solicitor General's Office, on behalf of the EPA, and, separately, certain non-governmental organizations, filed petitions for writs of certiorari with the U.S. Supreme Court seeking Supreme Court review of the Court of Appeals decision. On June 24, 2013, the Supreme Court granted these petitions. The Supreme Court is expected to hear arguments and issue its decision within approximately one year.

Mercury and Air Toxics Standards (MATS). On December 16, 2011, the EPA issued MATS, which imposes Maximum Achievable Control Technology (MACT) emission limits on hazardous air emissions from new and existing coal-fueled electric generating plants. The rule also revised NSPS for nitrogen oxides, sulfur dioxides and particulate matter for new and modified coal-fueled electricity generating plants. The MACT rule provides three years for compliance and a possible fourth year as a state permitting agency may deem necessary. On March 28, 2013, the EPA issued reconsidered MACT standards for new plants that are less stringent in some aspects than the standards issued in December 2011. On June 24, 2013, certain environmental organizations and industry groups filed an appeal of these regulations in court.
Long-Term Outlook
While the recent declines in global coal prices due to the stagnant economic conditions and increased supply in 2012 have tempered near-term expectations, our long-term global outlook remains positive, particularly in the Pacific markets. With global pricing currently at low levels, we expect long-term pricing growth will occur from a lower base than previously anticipated. According to the BP Statistical Review of World Energy 2013, coal has been the fastest growing major fuel in the world for the past decade. Wood Mackenzie projects that coal will overtake oil as the world's largest energy source in 2013. The International Energy Agency (IEA) estimates in its World Energy Outlook 2012, current policies scenario, that worldwide primary energy demand will grow 47% between 2010 and 2035. Demand for coal during this time period is projected to rise 59%, and the growth in global electricity generation from coal is expected to be greater than the growth in oil, natural gas, nuclear, hydro, geothermal and solar combined. China and India are expected to account for more than 75% of the coal-based primary energy demand growth projected from 2010 to 2035.
Under the current policies scenario, the IEA expects coal to retain its strong presence as a fuel for the power sector worldwide. Coal's share of the power generation mix was 41% in 2010. By 2035, the IEA estimates that coal's fuel share of power generation to be 42% as it continues to have the largest share of worldwide electric power production.
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
Our long-term plans also include advancing projects to expand our presence in the Asia-Pacific region, some of which include sourcing third-party coal and partnerships to utilize our mining experience for joint mine development, such as projects we are exploring in Xinjiang, China and the Tavan Tolgoi project in the South Gobi region of Mongolia.
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
We hold cash balances within the U.S. and in several foreign locations around the world. As of June 30, 2013, approximately $350 million of our cash was held by U.S. entities, with the remaining balance held by foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. We do not expect restrictions or potential taxes on the repatriation of amounts held outside the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
In addition to cash and cash equivalents, our liquidity includes the available balances from our revolving credit facility (the Revolver) under our senior unsecured credit facility entered into in 2010 (the Credit Facility) and an accounts receivable securitization program. Our available liquidity was $2.0 billion as of June 30, 2013, which was substantially comprised of $1.4 billion available for borrowing under the Revolver (net of outstanding letters of credit of $112.0 million), cash and cash equivalents of $517.9 million and $133.7 million of available capacity from our accounts receivable securitization program. Our available liquidity as of June 30, 2013 was also impacted by posted security for certain litigation matters.
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
Additions to Property, Plant, Equipment and Mine Development. We generally fund our capital additions with cash generated from operations. Accordingly, we evaluate our capital project portfolio on an ongoing basis and believe we have the appropriate flexibility to adjust our growth capital spending as appropriate based on any material changes in our cash flows from operations and liquidity position. In response to the challenging global coal market environment projected for 2013, we expect to significantly reduce aggregate capital additions from 2012 levels of $996.7 million to between $350 million and $450 million in the current year. Additions to property, plant, equipment and mine development for the six months ended June 30, 2013 included expenditures associated with late-stage owner-operator conversions at our Wilpinjong, Millennium and Wambo Open-Cut mines in Australia, which were completed in April 2013. Capital spend during the remainder of 2013 will be predominantly allocated to capital required to maintain the existing productive capacity of our global coal mining platform and initiate the conversion of our coal preparation plants at our Coppabella and Moorvale mines to owner-operator status. We also plan to complete late-stage Australian growth and development projects during 2013, including the modernization of our Metropolitan Mine operations and coal preparation plant upgrades at our North Goonyella Mine. We currently plan to defer certain new and early-stage growth and development projects across our global platform to time periods beyond 2013 and continue to evaluate the timing associated with those projects based on changes in global coal market demand.
Federal Coal Lease Expenditures. We currently anticipate that our federal coal lease expenditures for our Western U.S. Mining segment operations will be $277.1 million in 2013 all of which are anticipated to occur in the second half of the year.

Total Indebtedness. We target our debt levels after considering a number of factors, including cash flow expectations, capital requirements, a target capital structure, our cost of capital and planned discretionary spending. Our total indebtedness as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Term Loan	$301.8	$418.8
2011 Term Loan Facility	862.5	912.5
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
7.875% Senior Notes due November 2026	247.4	247.4
Convertible Junior Subordinated Debentures due December 2066	378.5	377.4
Capital lease obligations	38.3	104.6
Other	1.1	33.8
Total Debt	$5,988.0	$6,252.9
Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants. When in compliance with our financial covenants and customary default provisions, we are not restricted in our ability to pay dividends, sell assets and make redemptions or repurchase capital stock with proceeds received from the concurrent issue of capital stock or indebtedness. As of June 30, 2013, we were in compliance with all such covenants.
As market conditions warrant, we may from time to time repurchase debt securities issued by us, in privately negotiated transactions, by tender offer or otherwise.
During the six months ended June 30, 2013, we voluntarily prepaid $167.0 million in aggregate principal amount of our Term Loan and 2011 Term Loan Facility with existing cash on hand. Those voluntary prepayments represented all of the contractual 2014 quarterly principal repayments associated with those facilities and a portion of the contractual 2015 principal repayments related to the Term Loan. Additionally, we repurchased $32.4 million of certain Australian private placement bonds (presented in "Other" in the above schedule) with existing cash on hand. We recognized losses on debt extinguishment of $5.4 million associated with the foregoing transactions, which were classified in "Interest expense" in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2013. These transactions reflect our current focus on balancing our capital structure through deleveraging.
Margin. As part of our trading and brokerage activities, we may be eligible to receive or required to post margin with an exchange or certain of our over-the-counter trading counterparties. The amount and timing of margin received or posted can vary with the volume of trades and market price volatility. Total net margin held at June 30, 2013 and December 31, 2012 was $105.5 million and $133.2 million, respectively. For the six months ended June 30, 2013, net cash outflows from margin were $27.7 million. For the six months ended June 30, 2012, net cash inflows from margin were $163.3 million.
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

Historical Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012, as reported in the accompanying unaudited condensed consolidated financial statements:

	Six Months Ended		Increase (Decrease)
	June 30,		to Cash and Cash Equivalents
	2013	2012	$	%
	(Dollars in millions)
Net cash provided by operating activities	$331.4	$675.5	$(344.1)	(50.9)%
Net cash used in investing activities	(106.2)	(515.9)	409.7	79.4%
Net cash used in financing activities	(266.1)	(469.5)	203.4	43.3%
Net change in cash and cash equivalents	(40.9)	(309.9)	269.0	86.8%
Cash and cash equivalents at beginning of period	558.8	799.1	(240.3)	(30.1)%
Cash and cash equivalents at end of period	$517.9	$489.2	$28.7	5.9%
Operating Activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2013 compared to the same period in the prior year was driven by the following:

•	Lower results from operations largely driven by lower pricing;

•	Decrease in margin cash flows associated with our trading and brokerage activities ($191.0 million); and

•	The timing of cash receipts from customer receivables ($83.3 million, net of change in receivable from accounts receivable securitization program); partially offset by

•
The timing of disbursements associated with our accounts payable and certain accrued liabilities ($167.3 million, net of advance tax deposit with ATO as a condition to proceed with litigation on the disputed tax assessment);

•	Lower comparative inventory builds as we seek to control our inventory levels in response to market demand ($108.7 million); and

•	Lower cash spending associated with our discontinued operations ($15.3 million).
Investing Activities. The decrease in net cash used in investing activities for the six months ended June 30, 2013 compared to the same period in the prior year was mainly due to:

•
Lower current year capital spending as we seek to carefully control the deployment of capital amid a challenged global coal market environment ($164.0 million, net of changes in accrued expenses related to capital expenditures);

•
Greater proceeds from the disposal of assets driven by cash received in connection with current year sale-leaseback transactions for capital equipment in Australia and current year cash received on sale of non-strategic U.S. coal reserves and surface lands ($111.3 million); and

•	Federal coal lease expenditures in the prior year associated with our Western U.S. Mining operations ($89.2 million).
Financing Activities. The decrease in net cash used in financing activities for the six months ended June 30, 2013 compared to the same period in the prior year was reflective of the following:

•	Prior year common stock repurchases ($99.9 million);

•
Lower repayments of long-term debt ($64.4 million), mainly due to current year voluntary prepayments of $199.4 million in aggregate principal amount of our Term Loan, 2011 Term Loan Facility and Australian private placement bonds discussed above compared to prior year voluntary prepayments of $241.6 million in aggregate principal amount on our 6% and 6.25% Senior Notes; and

•	Payments made in the prior year associated with the acquisition of the noncontrolling interest in MCG Coal Holdings Pty Ltd ($49.8 million).

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
Accounts Receivable Securitization. We have an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through a wholly owned, bankruptcy-remote subsidiary (Seller). At June 30, 2013, we had $133.7 million remaining capacity available under our securitization program. Under the securitization program, we contribute trade receivables of most of our U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, we, as servicer of the assets, collect the receivables on behalf of the Conduits for a nominal servicing fee. We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under the Revolver portion of our Credit Facility, effectively managing our overall borrowing costs and providing an additional source of working capital. The securitization program was renewed in May 2013 and will expire in April 2016.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the six months ended June 30, 2013, we received total consideration of $2,063.7 million related to accounts receivable sold under the securitization program, including $1,312.2 million of cash up front from the sale of the receivables, an additional $563.2 million of cash upon the collection of the underlying receivables and $188.3 million that had not been collected at June 30, 2013 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $75.0 million at June 30, 2013 and December 31, 2012.
Securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because cash received from the Conduits upon the sale of receivables, as well as cash received from the Conduits upon the ultimate collection of receivables, are not subject to significantly different risks given the short-term nature of our trade receivables. We recorded expense associated with securitization transactions of $0.4 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively.
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
See Note 16. "Commitments and Contingencies" to our unaudited condensed consolidated financial statements for a discussion of the Patriot bankruptcy and related litigation.
Guarantees. See Note 15. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees" to our unaudited condensed consolidated financial statements for a discussion of our guarantees.

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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our critical accounting policies remain unchanged at June 30, 2013.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 2. "Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented" to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 16. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 24, 2008, we announced that our Board of Directors approved an amendment to the share repurchase program authorizing repurchases of up to $1 billion of the then outstanding shares of our common stock (Repurchase Program). Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through June 30, 2013, we have repurchased a total of 7.7 million shares under the Repurchase Program at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the Repurchase Program.
The following table summarizes all share repurchases for the three months ended June 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2013	3,269	$19.88	—	$700.4
May 1 through May 31, 2013	869	20.44	—	700.4
June 1 through June 30, 2013	2,836	19.67	—	700.4
Total	6,974	$19.87	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock, which are not a part of the Repurchase Program.
The declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt instruments and other factors deemed relevant by our Board of Directors. Limitations on our ability to pay dividends imposed by our debt instruments are discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

We also partner with other companies and certain governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protection for employees. We are working with E-Spectrum Technologies, Inc. and the National Institute for Occupational Safety and Health to test the Rescue Dog© emergency system at our Twentymile Mine in Colorado. The Rescue Dog© system uses low frequency, through-the-earth signal technology purportedly capable of communication for mining sections at depths in excess of 2,000 feet underground. We are also collaborating with another vendor to pursue design improvements aimed at expanding the usable life of the belt-wearable self-contained self-rescue breathing devices used by employees at our underground mining operations. Further, we are teaming with two of our equipment vendors to develop a proximity detection system for underground continuous miners and haulage equipment.
In 2012, we announced our endorsement and participation in CORESafety™, a new safety and health management system developed by member companies of the National Mining Association for the U.S. mining industry. CORESafety™ is an approach to safety and health focused on preventing accidents through the use of a management system that focuses on leadership development, management processes, individual accountability and assurance techniques. Its objective is to have zero fatalities and a 50% reduction in mining's injury rate within five years. In February 2013, we commenced with a series of workshops planned in 2013 for select management and hourly employees of our U.S. mining operations that cover the elements of CORESafety™ and are aimed at enhancing participants' risk assessment and change management skills. All of our U.S. operations are on track to complete those workshops in the current year.
We primarily measure our safety performance based on our incidence rate, which is monitored through our safety tracking system and represents the number of injuries that occurred for each 200,000 employee hours worked. Accordingly, it is computed as the number of injury occurrences (MSHA reportable injury degree codes 1 through 6) divided by the number of employee hours worked and multiplied by 200,000 [(number of injury occurrences ÷ number of employee hours worked) x 200,000]. Since MSHA is a branch of the U.S. Department of Labor, its jurisdiction applies only to our U.S. mines. Nonetheless, we also track incidence rates for our Australian mines in order to measure safety performance on a consistent basis across our global mining operations.
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
The following table reflects our incidence rates for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
U.S.(1)	0.75	1.42
Australia(1)	2.81	2.91
Total Peabody Energy Corporation(1)	1.77	2.13

(1)
Results for all periods presented include certain mines classified as discontinued operations and inactive operations in the process of being reclaimed as of June 30, 2013. Excluding those impacts, our incidence rates for the six months ended June 30, 2013 for the U.S., Australia and worldwide were 0.69, 2.72 and 1.67, respectively.

As of August 5, 2013, MSHA's Mine Injury and Worktime Operators report for the six months ended June 30, 2013 had not been published. The All Incidence Rate for the three months ended March 31, 2013 was 3.17. The All Incidence Rate for the six months ended June 30, 2012 was 3.46.
We monitor MSHA compliance using violations per inspection day (in the U.S. only), which is calculated as the total count of violations per five hour MSHA inspector day. Similar to historical incidence rates, historical violations per inspection day may be adjusted over time to reflect the final resolution of the underlying matters. For the six months ended June 30, 2013 and 2012, our violations per inspection day were 0.63 and 0.85, respectively.
On July 2, 2013, an employee at our Wildcat Hills underground mine in Illinois was fatally injured as the result of a coal haulage incident. The mine was temporarily idled for investigation immediately thereafter. With MSHA's concurrence, the mine resumed production with 3 out of 5 continuous miners on July 9, 2013, and an additional continuous miner resumed production on July 11, 2013.  The mine was issued a citation and 104(b) order by MSHA on July 24, 2013, was temporarily idled again and resumed full production on August 2, 2013 when practices were adopted to comply with an MSHA-imposed safety requirement.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, which apply only to our U.S. mining operations, is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
See Exhibit Index at page 65 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	August 8, 2013	By:	/s/ MICHAEL C. CREWS
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

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 29, 2013).

10.1
Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2013, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Related Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 3, 2013).

10.2†
Transition Agreement effective April 29, 2013 by and between Peabody Energy Corporation and Gregory H. Boyce (entered into on April 29, 2013) (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 3, 2013).

10.3†
2013 Restricted Stock Unit Agreement by and between Peabody Energy Corporation and Gregory H. Boyce (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 3, 2013).

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.

†	Management or compensatory agreement.