Form 10-Q
period 2013-09-30
PEABODY ENERGY CORP
filed 2013-11-08
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

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
There were 269,831,173 shares of the registrant's common stock (par value of $0.01 per share) outstanding at November 1, 2013.

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012	1
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012	2
Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2013	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3. Quantitative and Qualitative Disclosures About Market Risk	63
Item 4. Controls and Procedures	63
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	64
Item 1A. Risk Factors	64
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 4. Mine Safety Disclosures	66
Item 6. Exhibits	67
SIGNATURE	68
EXHIBIT INDEX	69
EX-10.1
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-95
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions, except per share data)
Revenues
Sales	$1,621.4	$1,797.2	$4,787.2	$5,282.0
Other revenues	176.2	261.6	483.7	778.6
Total revenues	1,797.6	2,058.8	5,270.9	6,060.6
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	1,432.1	1,501.3	4,258.7	4,389.1
Depreciation, depletion and amortization	186.4	172.5	542.8	470.7
Asset retirement obligation expenses	13.4	21.1	50.7	53.3
Selling and administrative expenses	55.0	68.7	184.1	202.4
Other operating (income) loss:
Net gain on disposal or exchange of assets	(4.1)	(0.2)	(49.9)	(7.6)
Asset impairment	—	7.7	21.5	7.7
Loss from equity affiliates	2.6	21.2	35.6	50.5
Operating profit	112.2	266.5	227.4	894.5
Interest expense	111.0	99.4	323.1	308.3
Interest income	(4.2)	(5.1)	(11.2)	(19.7)
Income (loss) from continuing operations before income taxes	5.4	172.2	(84.5)	605.9
Income tax (benefit) provision	(18.6)	49.3	(199.6)	85.5
Income from continuing operations, net of income taxes	24.0	122.9	115.1	520.4
Loss from discontinued operations, net of income taxes	(43.1)	(81.3)	(66.5)	(92.7)
Net (loss) income	(19.1)	41.6	48.6	427.7
Less: Net income (loss) attributable to noncontrolling interests	7.0	(1.3)	7.8	7.4
Net (loss) income attributable to common stockholders	$(26.1)	$42.9	$40.8	$420.3

Income from continuing operations:
Basic earnings per share	$0.06	$0.46	$0.40	$1.89
Diluted earnings per share	$0.06	$0.46	$0.40	$1.89

Net (loss) income attributable to common stockholders:
Basic earnings per share	$(0.10)	$0.16	$0.15	$1.55
Diluted earnings per share	$(0.10)	$0.16	$0.15	$1.55

Dividends declared per share	$0.085	$0.085	$0.255	$0.255
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Net (loss) income	$(19.1)	$41.6	$48.6	$427.7
Other comprehensive income (loss), net of income taxes:
Net change in unrealized holding gains (losses) on available-for-sale securities (net of respective tax provisions (benefits) of $1.8 ($3.0), $1.7 and ($11.2))
Unrealized holding gains (losses) on available-for-sale securities	2.9	(5.1)	(10.7)	(19.2)
Less: Reclassification for realized losses included in net income	—	—	13.3	—
Net change in unrealized gains (losses) on available-for-sale securities	2.9	(5.1)	2.6	(19.2)
Net unrealized (losses) gains on cash flow hedges (net of respective tax provisions (benefit) of $6.7, $36.8, ($221.3) and $39.7)
Increase (decrease) in fair value of cash flow hedges	27.3	111.5	(217.7)	302.0
Less: Reclassification for realized gains included in net income	(34.8)	(57.7)	(175.5)	(179.2)
Net unrealized (losses) gains on cash flow hedges	(7.5)	53.8	(393.2)	122.8
Amortization of actuarial loss and prior service cost for postretirement plans and workers' compensation obligations (net of respective tax provisions of $8.3, $8.1, $25.0 and $24.2)	14.2	13.9	42.6	41.6
Foreign currency translation adjustment	4.5	13.8	(68.9)	20.4
Other comprehensive income (loss), net of income taxes	14.1	76.4	(416.9)	165.6
Comprehensive (loss) income	(5.0)	118.0	(368.3)	593.3
Less: Comprehensive income (loss) attributable to noncontrolling interests	7.0	(1.3)	7.8	7.4
Comprehensive (loss) income attributable to common stockholders	$(12.0)	$119.3	$(376.1)	$585.9
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
	(In millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$551.3	$558.8
Accounts receivable, net of allowance for doubtful accounts of $4.2 at September 30, 2013 and $13.7 at December 31, 2012	701.7	737.8
Inventories	563.2	548.4
Assets from coal trading activities, net	43.0	52.4
Deferred income taxes	69.5	56.4
Other current assets	359.1	621.7
Total current assets	2,287.8	2,575.5
Property, plant, equipment and mine development
Land and coal interests	11,051.4	10,947.7
Buildings and improvements	1,904.8	1,784.5
Machinery and equipment	2,617.2	2,699.0
Less: accumulated depreciation, depletion and amortization	(4,125.1)	(3,629.5)
Property, plant, equipment and mine development, net	11,448.3	11,801.7
Investments and other assets	1,154.8	1,431.8
Total assets	$14,890.9	$15,809.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$34.2	$47.8
Liabilities from coal trading activities, net	10.0	19.4
Accounts payable and accrued expenses	1,615.3	1,606.9
Total current liabilities	1,659.5	1,674.1

Long-term debt, less current maturities	5,973.3	6,205.1
Deferred income taxes	237.0	577.3
Asset retirement obligations	717.3	687.5
Accrued postretirement benefit costs	954.0	960.7
Other noncurrent liabilities	814.9	765.5
Total liabilities	10,356.0	10,870.2
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized; no shares issued or outstanding as of September 30, 2013 or December 31, 2012	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of September 30, 2013 or December 31, 2012	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of September 30, 2013 or December 31, 2012	—	—
Common Stock — $0.01 per share par value; 800.0 shares authorized, 283.6 shares issued and 269.8 shares outstanding as of September 30, 2013 and 282.3 shares issued and 268.6 shares outstanding as of December 31, 2012	2.8	2.8
Additional paid-in capital	2,328.0	2,286.3
Treasury stock, at cost: 13.8 shares as of September 30, 2013 and 13.7 shares as of December 31, 2012	(464.5)	(461.6)
Retained earnings	3,038.4	3,066.4
Accumulated other comprehensive (loss) income	(405.9)	11.0
Peabody Energy Corporation’s stockholders’ equity	4,498.8	4,904.9
Noncontrolling interests	36.1	33.9
Total stockholders’ equity	4,534.9	4,938.8
Total liabilities and stockholders’ equity	$14,890.9	$15,809.0
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$48.6	$427.7
Loss from discontinued operations, net of income taxes	66.5	92.7
Income from continuing operations, net of income taxes	115.1	520.4
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	542.8	470.7
Noncash interest expense	27.5	15.7
Deferred income taxes	(261.3)	(162.6)
Share-based compensation	39.5	34.9
Asset impairment	21.5	7.7
Net gain on disposal or exchange of assets	(49.9)	(7.6)
Loss from equity affiliates	35.6	50.5
Changes in current assets and liabilities:
Accounts receivable	54.7	259.0
Change in receivable from accounts receivable securitization program	40.9	(50.0)
Inventories	(15.0)	(117.4)
Net assets from coal trading activities	(41.2)	145.6
Other current assets	11.0	42.7
Accounts payable and accrued expenses	(21.9)	84.6
Asset retirement obligations	35.0	39.8
Accrued postretirement benefit costs	10.0	27.7
Accrued pension costs	37.1	24.7
Other, net	(3.8)	(12.7)
Net cash provided by continuing operations	577.6	1,373.7
Net cash used in discontinued operations	(33.6)	(82.2)
Net cash provided by operating activities	544.0	1,291.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(228.7)	(732.1)
Changes in accrued expenses related to capital expenditures	(102.6)	—
Federal coal lease expenditures	(89.5)	(247.9)
Investment in Prairie State Energy Campus	—	(9.4)
Proceeds from disposal of assets, net of notes receivable	133.3	93.5
Purchases of debt securities	(9.9)	(23.8)
Proceeds from sales and maturities of debt securities	17.7	39.0
Proceeds from the maturity of short-term investments	4.8	—
Contributions to joint ventures	(539.8)	(531.2)
Distributions from joint ventures	576.6	527.7
Advances to related parties	(39.5)	(743.4)
Repayments of loans from related parties	22.7	720.2
Other, net	(4.2)	(3.2)
Net cash used in continuing operations	(259.1)	(910.6)
Net cash used in discontinued operations	(1.0)	(11.2)
Net cash used in investing activities	(260.1)	(921.8)
Cash Flows From Financing Activities
Repayments of long-term debt	(1,384.0)	(305.7)
Proceeds from long-term debt	1,188.0	—
Common stock repurchase	—	(99.9)
Acquisition of MCG Coal Holdings Pty Ltd noncontrolling interests	—	(49.8)
Dividends paid	(68.8)	(69.1)
Payment of debt issuance costs	(22.8)	—
Repurchase of employee common stock relinquished for tax withholding	(2.9)	(8.3)
Excess tax benefits related to share-based compensation	—	3.6
Other, net	(0.9)	8.4
Net cash used in financing activities	(291.4)	(520.8)
Net change in cash and cash equivalents	(7.5)	(151.1)
Cash and cash equivalents at beginning of period	558.8	799.1
Cash and cash equivalents at end of period	$551.3	$648.0
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2012	$2.8	$2,286.3	$(461.6)	$3,066.4	$11.0	$33.9	$4,938.8
Net income	—	—	—	40.8	—	7.8	48.6
Net change in unrealized holding gains on available-for-sale securities (net of $1.7 tax provision)	—	—	—	—	2.6	—	2.6
Net unrealized losses on cash flow hedges (net of $221.3 tax benefit)	—	—	—	—	(393.2)	—	(393.2)
Postretirement plans and workers’ compensation obligations (net of $25.0 tax provision)	—	—	—	—	42.6	—	42.6
Foreign currency translation adjustment	—	—	—	—	(68.9)	—	(68.9)
Dividends paid	—	—	—	(68.8)	—	—	(68.8)
Share-based compensation	—	39.5	—	—	—	—	39.5
Write off of excess tax benefits related to share-based compensation	—	(4.4)	—	—	—	—	(4.4)
Stock options exercised	—	0.3	—	—	—	—	0.3
Employee stock purchases	—	6.3	—	—	—	—	6.3
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.9)	—	—	—	(2.9)
Distributions to noncontrolling interests	—	—	—	—	—	(5.6)	(5.6)
September 30, 2013	$2.8	$2,328.0	$(464.5)	$3,038.4	$(405.9)	$36.1	$4,534.9
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)     Basis of Presentation
The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the Company) and its affiliates. Interests in subsidiaries controlled by the Company are consolidated with any outside shareholder interests reflected as noncontrolling interests, except when the Company has an undivided interest in an unincorporated joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenues and expenses of the jointly controlled entities within each applicable line item of the unaudited condensed consolidated financial statements.  All intercompany transactions, profits and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 2013 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2012 has been derived from the Company’s audited consolidated balance sheet at that date. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2013.
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
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Presentation of Unrecognized Tax Benefits
In July 2013, the Financial Accounting Standards Board (FASB) issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Currently effective U.S. GAAP does not provide explicit guidance on the topic. The new presentation guidance will become effective for interim and annual periods beginning after December 15, 2013 (January 1, 2014 for the Company). While the adoption of this guidance may impact the presentation of unrecognized tax benefits in the Company's consolidated balance sheet, it will not affect the Company's results of operations, financial condition or cash flows.
Balance Sheet Offsetting
In December 2011, the FASB issued accounting guidance, which was further clarified in January 2013, requiring additional information intended to help reconcile existing differences in balance sheet offsetting requirements under U.S. GAAP and International Financial Reporting Standards. While this standard leaves existing guidance surrounding the offsetting of financial assets and liabilities unchanged, it requires several additional disclosures, including gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to a master netting arrangement or a similar agreement. The guidance applies to the Company's derivatives, which include both non-coal trading derivative financial instruments held for risk management purposes and derivative contracts associated with the Company's trading and brokerage activities. The guidance became effective for the Company for interim and annual reporting periods beginning on or after January 1, 2013. While the adoption of this guidance impacted the Company's disclosures, it did not affect the Company's results of operations, financial condition or cash flows.

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
Accumulated Other Comprehensive Income
In June 2011, the FASB issued accounting guidance, which was finalized in February 2013, that introduced new disclosure requirements requesting that entities provide additional information about reclassification adjustments out of accumulated other comprehensive income, including changes in accumulated other comprehensive income balances by component and significant reclassification items. The new disclosure requirements became effective for interim and annual reporting periods beginning after December 15, 2012 (January 1, 2013 for the Company). While the adoption of this guidance impacted the Company's disclosures, it did not affect the Company's results of operations, financial condition or cash flows. Refer to Note 12. "Accumulated Other Comprehensive (Loss) Income" herein for the additional disclosures related to this guidance.
(3)    Discontinued Operations
Discontinued operations include certain non-strategic former Australian Mining segment assets held for sale which the Company has committed to divest, former Midwestern U.S. Mining segment assets that have ceased production and other previously divested operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Total revenues	$38.6	$41.5	$106.3	$171.5

Loss from discontinued operations before income taxes	$(62.1)	$(127.6)	$(94.8)	$(146.6)
Income tax benefit	19.0	46.3	28.3	53.9
Loss from discontinued operations, net of income taxes	$(43.1)	$(81.3)	$(66.5)	$(92.7)
Asset Impairment and Mine Closure Costs Related to Discontinued Operations
Wilkie Creek Mine. Results from discontinued operations for the three and nine months ended September 30, 2013 reflect a before- and after-tax impairment charge of $45.2 million and $32.4 million, respectively, related to the Company's held-for-sale Wilkie Creek Mine in Queensland, Australia for which an active sale process in ongoing. The Company estimated the fair value of those assets using a market approach based on new market information received during the third quarter that would be considered unobservable Level 3 inputs under the fair value hierarchy.
Air Quality Mine. Results from discontinued operations for the three and nine months ended September 30, 2012 reflect before- and after-tax charges of $116.7 million and $75.0 million, respectively, including a before- and after-tax impairment charge of $108.9 million and $68.8 million, respectively, recognized in connection with the shutdown of the Air Quality Mine in Indiana. Refer to Note 3 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for additional details surrounding that mine closure.
Assets and Liabilities of Discontinued Operations
The carrying amounts of assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Assets:
Other current assets	$42.1	$37.5
Investments and other assets	97.3	140.8
Total assets classified as discontinued operations	$139.4	$178.3

Liabilities:
Accounts payable and accrued expenses	$35.3	$33.3
Other noncurrent liabilities	40.5	27.1
Total liabilities classified as discontinued operations	$75.8	$60.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)     Investments
Investments in available-for-sale securities at September 30, 2013 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
Federal government securities	$3.8	$—	$—	$3.8
U.S. corporate bonds	3.8	—	—	3.8
Noncurrent:
Marketable equity securities	10.9	4.6	—	15.5
Federal government securities	23.8	0.1	(0.1)	23.8
U.S. corporate bonds	15.7	0.1	—	15.8
Total	$58.0	$4.8	$(0.1)	$62.7
Investments in available-for-sale securities at December 31, 2012 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
U.S. corporate bonds	$4.1	$—	$—	$4.1
Noncurrent:
Marketable equity securities	32.4	—	—	32.4
Federal government securities	32.0	0.2	—	32.2
U.S. corporate bonds	19.5	0.2	—	19.7
Total	$88.0	$0.4	$—	$88.4
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
Contractual maturities for available-for-sale investments in debt securities at September 30, 2013 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$7.6	$7.6
Due in one to five years	39.5	39.6
Total	$47.1	$47.2
Proceeds from sales and maturities of debt securities shown in the tables above amounted to $0.8 million and zero for the three months ended September 30, 2013 and 2012, respectively, and $17.7 million and $9.8 million for the nine months ended September 30, 2013 and 2012, respectively. The Company realized net gains of $0.1 million or less during each of the three and nine months ended September 30, 2013 and 2012 associated with those sales and maturities. Purchases of debt securities shown in the tables above amounted to $0.2 million and zero for the three months ended September 30, 2013, and 2012, respectively, and $9.9 million and $23.8 million for the nine months ended September 30, 2013 and 2012, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the securities described above, the Company held an investment in debt securities in 2012 related to the Company's pro-rata share of funding in the Newcastle Coal Infrastructure Group (NCIG). These debt securities were recorded at cost, which approximated fair value, and were denominated in U.S. dollars. The Company sold $11.4 million and $29.2 million of debt securities related to NCIG during the three and nine months ended September 30, 2012, respectively. The Company recognized no loss on the sale during the three months ended September 30, 2012 and a loss of $0.2 million on the sale for the nine months ended September 30, 2012. The Company did not have any investments in NCIG securities during the three and nine months ended September 30, 2013.
At each reporting date, the Company performs separate evaluations of debt and equity securities to determine if any unrealized losses are other-than-temporary. After evaluating Winsway's credit downgrades, one of which occurred during the second quarter of 2013, and due to the duration and severity of the market losses incurred, the Company concluded that its investment in Winsway equity securities was other-than-temporarily impaired and, as such, recognized an impairment loss totaling $21.5 million on the investment during the three months ended June 30, 2013, resetting the Company's cost basis in that investment to $10.9 million. During the three months ended September 30, 2013, the fair value of the Company's investment in Winsway equity securities increased by $4.6 million above its new cost basis. The unrealized gain, net of income taxes, is reported in "Accumulated other comprehensive (loss) income." The Company will continue to evaluate its investments in debt and equity securities for impairment that is other than temporary at each reporting date.
In November 2012, the Company purchased $4.8 million of time deposits denominated in Chinese Renminbi with six month maturities. These investments were classified as held-to-maturity investments which were recorded at amortized cost, which approximates fair value, and were included in "Other current assets" in the condensed consolidated balance sheet at December 31, 2012. Proceeds from the maturity of these investments amounted to $4.8 million for the nine months ended September 30, 2013. The Company did not have any held-to-maturity investments at September 30, 2013.
(5)     Inventories
Inventories consisted of the following:

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Materials and supplies	$166.2	$157.6
Raw coal	126.7	164.3
Saleable coal	270.3	226.5
Total	$563.2	$548.4
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against adverse changes in the fair value of the fixed rate debt that result from market interest rate changes. In addition, from time to time, interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of September 30, 2013, the Company had no interest rate swaps in place.
Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at September 30, 2013:

	Notional Amount by Year of Maturity
	Total	2013	2014	2015	2016	2017
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$5,643.8	$511.2	$2,032.5	$1,631.1	$982.0	$487.0
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	198.1	25.2	91.9	58.4	22.6	—
U.S. explosives hedge contracts (million MMBtu)	1.7	0.5	1.2	—	—	—

	Account Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value of Net Liability
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$5,643.8	$—	$—	$(272.4)
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	198.1	—	—	(8.9)
U.S. explosives hedge contracts (million MMBtu)	1.7	—	—	(2.4)
Based on the net fair value of the Company’s non-coal trading commodity contract hedge positions held in “Accumulated other comprehensive (loss) income” at September 30, 2013, unrealized net losses expected to be reclassified from comprehensive income to earnings over the next 12 months associated with the Company’s diesel fuel and explosives hedge programs are each approximately $3 million. Based on net unrealized losses associated with the Company's foreign currency hedge contract portfolio and realized gains related to foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012 held in "Accumulated other comprehensive (loss) income" at September 30, 2013, the net gain expected to be reclassified from comprehensive income to earnings over the next twelve months associated with that hedge program is approximately $3 million. As these realized and unrealized gains and losses are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings will partially offset the effect of the realized underlying transactions.
Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive (loss) income” until the hedged transaction impacts reported earnings, at which time any gain or loss is reclassified to earnings. To the extent that periodic changes in the fair value of derivatives deemed highly effective exceeds such changes in the hedged item, the ineffective portion of the periodic non-cash changes are recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes changes in the fair value of the instrument in earnings in the period of the change.

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
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-coal trading hedges during the three and nine months ended September 30, 2013 and 2012:

		Three Months Ended September 30, 2013
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$15.8	$4.3	$0.2
Foreign currency forward contracts	Operating costs and expenses	—	51.7	9.9	—
Total		$—	$67.5	$14.2	$0.2

		Three Months Ended September 30, 2012
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$49.6	$11.2	$2.2
Foreign currency forward contracts	Operating costs and expenses	—	169.2	82.0	—
Total		$—	$218.8	$93.2	$2.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Nine Months Ended September 30, 2013
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(3.3)	$11.5	$0.5
Foreign currency forward contracts	Operating costs and expenses	—	(402.2)	157.1	—
Total		$—	$(405.5)	$168.6	$0.5

		Nine Months Ended September 30, 2012
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$28.7	$39.0	$(2.3)
Foreign currency forward contracts	Operating costs and expenses	—	297.5	276.6	—
Total		$—	$326.2	$315.6	$(2.3)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting and Balance Sheet Presentation
The classification and amount of non-coal trading derivative financial instruments presented on a gross and net basis as of September 30, 2013 and December 31, 2012 are presented in the tables that follow.

	Fair Value of Assets as of September 30, 2013
Financial Instrument	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet(1)	Net Amount
	(Dollars in millions)
Current Assets:
Commodity swap contracts	$4.2	$(2.7)	$1.5	n.a.	n.a.
Foreign currency forward contracts	22.5	(22.5)	—	n.a.	n.a.
Total	$26.7	$(25.2)	$1.5	$(1.5)	$—

Noncurrent Assets:
Commodity swap contracts	$0.8	$(0.7)	$0.1	n.a.	n.a.
Foreign currency forward contracts	9.9	(9.9)	—	n.a.	n.a.
Total	$10.7	$(10.6)	$0.1	$(0.1)	$—

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default.

	Fair Value of Liabilities as of September 30, 2013
Financial Instrument	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet(1)	Net Amount
	(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$9.6	$(2.2)	$7.4	n.a.	n.a.
Foreign currency forward contracts	125.1	(21.1)	104.0	n.a.	n.a.
Total	$134.7	$(23.3)	$111.4	$(2.7)	$108.7

Noncurrent Liabilities:
Commodity swap contracts	$6.7	$(1.2)	$5.5	n.a.	n.a.
Foreign currency forward contracts	179.7	(11.3)	168.4	n.a.	n.a.
Total	$186.4	$(12.5)	$173.9	$1.1	$175.0

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$51.2	$11.5	$—	$62.7
Commodity swap contracts	—	(11.3)	—	(11.3)
Foreign currency forward contracts	—	(272.4)	—	(272.4)
Total net financial assets (liabilities)	$51.2	$(272.2)	$—	$(221.0)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$75.4	$13.0	$—	$88.4
Commodity swap contracts	—	4.0	—	4.0
Foreign currency forward contracts	—	286.9	—	286.9
Total net financial assets	$75.4	$303.9	$—	$379.3
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
The Company did not have any transfers between levels during the three and nine months ended September 30, 2013 or 2012 for its non-coal trading positions. The Company’s policy is to value transfers between levels using the beginning of period valuation.
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2013 and December 31, 2012:

•
Cash and cash equivalents, accounts receivable, including those within the Company’s accounts receivable securitization program, notes receivable and accounts payable have carrying values which approximate fair value due to the short maturity or the liquid nature of these instruments.

•
Held-to-maturity investments in time deposits denominated in Chinese Renminbi of $4.8 million held as of December 31, 2012 had carrying values based on amortized cost which approximated fair value due to the short maturity of the investments. Those time deposits matured during the nine months ended September 30, 2013.

•
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2), and otherwise on estimated borrowing rates to discount the cash flows to their present value (Level 3).

The carrying amounts and estimated fair values of the Company’s long-term debt are summarized as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$6,007.5	$5,966.2	$6,252.9	$6,583.9

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
Trading revenues recognized during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trading Revenues by Type of Instrument	2013	2012	2013	2012
	(Dollars in millions)
Commodity futures, swaps and options	$59.3	$60.3	$145.2	$110.9
Physical commodity purchase/sale contracts	(27.2)	(20.0)	(90.6)	21.9
Total trading revenues	$32.1	$40.3	$54.6	$132.8
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset of $110.3 million and $153.1 million as of September 30, 2013 and December 31, 2012, respectively. Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive (loss) income” at September 30, 2013, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $95 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the effect of the realized underlying transactions in the unaudited condensed consolidated statements of operations.
Offsetting and Balance Sheet Presentation
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of September 30, 2013 and December 31, 2012 is set forth below:

Affected line item in the condensed consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation margin (held) posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of September 30, 2013
Assets from coal trading activities, net	$537.4	$(396.6)	$(97.8)	$43.0
Liabilities from coal trading activities, net	(407.4)	396.6	0.8	(10.0)
Total, Net	$130.0	$—	$(97.0)	$33.0

	Fair Value as of December 31, 2012
Assets from coal trading activities, net	$380.4	$(170.8)	$(157.2)	$52.4
Liabilities from coal trading activities, net	(190.5)	170.8	0.3	(19.4)
Total, Net	$189.9	$—	$(156.9)	$33.0

(1)	Approximately $61 million and $76 million of the net variation margin held at September 30, 2013 and December 31, 2012, respectively, related to cash flow hedges.
See Note 6. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s non-coal trading activities.
Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$—	$34.2	$—	$34.2
Physical commodity purchase/sale contracts	—	(1.6)	0.4	(1.2)
Total net financial assets	$—	$32.6	$0.4	$33.0

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$1.2	$24.4	$—	$25.6
Physical commodity purchase/sale contracts	—	2.2	5.2	7.4
Total net financial assets	$1.2	$26.6	$5.2	$33.0

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
The following table summarizes the quantitative unobservable inputs utilized in the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of September 30, 2013:

	Range		Weighted
Input	Low	High	Average
Quality adjustments	8%	21%	13%
Non-performance adjustments	4%	4%	4%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Beginning of period	$1.3	$2.9	$5.2	$8.7
Total net (losses) gains realized/unrealized:
Included in earnings	(2.7)	2.4	(7.1)	12.8
Settlements	1.8	(4.4)	2.3	(20.6)
End of period	$0.4	$0.9	$0.4	$0.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in net unrealized (losses) gains relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Changes in net unrealized (losses) gains (1)	$(3.0)	$0.2	$(2.9)	$(3.5)

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

The Company did not have any significant transfers in its coal trading positions between Level 1 and Level 2 during the three and nine months ended September 30, 2013 or 2012. There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2013 or 2012. The Company’s policy is to value transfers between levels using the beginning of period valuation.
As of September 30, 2013, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Percentage of
Year of Expiration	Portfolio Total
2013	21%
2014	64%
2015	12%
2016	3%
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
At September 30, 2013, 83% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties while 12% was with non-investment grade counterparties and 5% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at September 30, 2013 and December 31, 2012, would have amounted to collateral postings to counterparties of approximately $11 million and $8 million, respectively. As of September 30, 2013 and December 31, 2012, no collateral was posted to counterparties for such positions.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. During the third quarter of 2013, the three major credit rating agencies downgraded the Company's corporate credit rating by one notch, while maintaining a stable ratings outlook. The Company was not required to post additional margin related as a result of that downgrade. If a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties would have been zero at September 30, 2013 and December 31, 2012 based on the aggregate fair value of all derivative trading instruments with such features. Accordingly, the Company had posted no margin related to such features as of September 30, 2013 or December 31, 2012.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At September 30, 2013 and December 31, 2012, the Company held net variation margin of $97.0 million and $156.9 million, respectively.
In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of September 30, 2013 and December 31, 2012, the Company had posted initial margin of $17.7 million and $23.2 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. The Company also had posted $3.3 million and $0.5 million of margin in excess of the exchange-required variation and initial margin discussed above as of September 30, 2013 and December 31, 2012, respectively.
(8)     Financing Receivables
The Company had total financing receivables of $402.7 million and $391.7 million at September 30, 2013 and December 31, 2012, respectively, which consisted of the following:

Balance Sheet Classification	September 30, 2013	December 31, 2012
	(Dollars in millions)
Accounts receivable, net	$37.2	$0.7
Investments and other assets	365.5	391.0
Total financing receivables	$402.7	$391.7
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables at September 30, 2013.
Codrilla Mine Project. In 2011, a wholly owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sell down of its 85% interest in the Codrilla Mine Project to a 73.3% interest to participants of the Coppabella Moorvale Joint Venture (CMJV). Prior to the acquisition of PEA-PCI by the Company, consideration of $15.0 million Australian dollars was received by PEA-PCI upon completion of the Codrilla sell down, representing 20% of the agreed price. Two installments, for which the Company held non-interest-bearing receivables, were due upon the completion of certain milestones. The first installment, with 40% due on the granting of the related mining lease, was received during the three months ended September 30, 2012. The final 40% is due upon the earlier of the mine's first coal shipment or a specified date. The sales agreement was amended in the second quarter of 2013 to delay the specified date from March 31, 2015 to June 30, 2016, resulting in an adjustment to the discounted value of the note receivable in the amount of $1.6 million. This adjustment was recorded in "Interest income" in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013. There are currently no indications of impairment on the remaining installment and the Company expects to receive full payment upon the earlier of the mine's first shipment or June 30, 2016. The remaining balance associated with these receivables is recorded in "Investments and other assets," which was $29.3 million and $33.6 million at September 30, 2013 and December 31, 2012, respectively, in the condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Middlemount Mine. The Company periodically makes loans to the Middlemount Mine joint venture (Middlemount), in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. Middlemount intends to pay down the loans as excess cash is generated as required by the shareholders’ agreement. The loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5% and expire December 24, 2015. Based on the expected timing of repayment on these loans, which the Company projects will extend beyond the stated expiration date, the Company considers these loans to be of a long-term nature. As a result, the foreign currency impact related to the shareholder loans is included in foreign currency translation adjustment in the unaudited condensed consolidated balance sheet as of September 30, 2013 and the unaudited condensed consolidated statements of comprehensive income for the three and nine months then ended. "Investments and other assets" included $336.2 million and $357.4 million at September 30, 2013 and December 31, 2012, respectively, related to these loans in the condensed consolidated balance sheets.
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
(9)  Income Taxes
The Company's tax benefit of $18.6 million and tax expense of $49.3 million for the three months ended September 30, 2013 and 2012, respectively, include remeasurement benefit of $2.6 million and remeasurement expense of $13.6 million related to foreign tax accounts, respectively. The Company's tax benefit of $199.6 million and tax expense of $85.5 million for the nine months ended September 30, 2013 and 2012, respectively, include remeasurement benefit of $38.1 million and remeasurement expense of $8.7 million related to foreign tax accounts, respectively. The 2013 effective tax rate before remeasurement is based on the Company's estimated full year effective tax rate made up of the expected statutory tax expense more than offset by reductions from percentage depletion, foreign rate differential and Australian minerals resource rent tax. During the three and nine months ended September 30, 2013, the Company decreased its net unrecognized tax benefits, interest and penalties by $66.5 million due to the expiration of statutes of limitations. During the second quarter and included in the nine months ended September 30, 2013, the Company released a portion of its valuation allowance on U.S. capital loss carry forwards amounting to $25.5 million due to a change in expected realization upon sale of non-strategic U.S. coal reserves and surface lands.
The Company's Australian income tax returns for the tax years 2004 through 2012 are under examination by the Australian Tax Office (ATO). During the third quarter ended September 30, 2013, the ATO began an income tax audit of the 2010 through 2012 tax years. During 2013, the ATO issued a final notice challenging certain financing transactions with a total assessment of $70.4 million, comprised of additional taxes of $48.9 million plus interest and penalties of $21.5 million. The Company made a $35.2 million advance deposit to the ATO in order for the Company to proceed with negotiation and/or litigation of the disputed tax assessment. That deposit has been reflected in "Other current assets" in the unaudited condensed consolidated balance sheet as of September 30, 2013. The Company believes during the next twelve months it is reasonably possible for a $40 million decrease in its net unrecognized tax benefits due to potential audit settlements. All tax assessment amounts above are presented in U.S. dollars at foreign currency exchange rates in effect at September 30, 2013.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)    Long-term Debt
The Company’s total indebtedness as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Term Loan due June 2015	$—	$418.8
2011 Term Loan Facility due October 2016	—	912.5
2013 Term Loan Facility due September 2020	1,188.0	—
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
7.875% Senior Notes due November 2026	247.5	247.4
Convertible Junior Subordinated Debentures due December 2066	379.1	377.4
Capital lease obligations	33.5	104.6
Other	1.0	33.8
Total Debt	$6,007.5	$6,252.9
The carrying amounts of the 2013 Term Loan Facility due September 2020, the 7.875% Senior Notes due December 2026 and the Convertible Junior Subordinated Debentures due December 2066 (the Debentures) have been presented above net of the respective unamortized original issue discounts.
2013 Credit Agreement
On September 24, 2013, the Company entered into a secured credit agreement (the 2013 Credit Facility), which provides for a $1.65 billion revolving credit facility (the 2013 Revolver) and a $1.20 billion term loan facility (the 2013 Term Loan Facility). In connection with the closing of the 2013 Credit Facility, the Company borrowed $1.19 billion under the 2013 Term Loan Facility, net of original issue discount of $12.0 million that will be amortized over its seven year term, and transferred $94.7 million of existing letters of credit from its unsecured credit agreement dated as of June 18, 2010 (as amended, the 2010 Credit Agreement). The 2013 Revolver commitment will mature on September 24, 2018, or on August 15, 2018 if the Company’s 6.00% Senior Notes due 2018 are still in existence on such date. The 2013 Term Loan Facility matures on September 24, 2020. The Company has total capitalized deferred financing costs of $18.3 million and $10.1 million related to the 2013 Revolver and 2013 Term Loan Facility, respectively, which will be amortized over the respective five and seven year terms of those facilities.
Proceeds of the 2013 Term Loan Facility were used primarily to pay off the 2010 Credit Agreement and the Company's unsecured credit agreement dated October 28, 2011 (as amended, the 2011 Credit Agreement), which had then-outstanding principal amounts of $301.8 million and $862.5 million, respectively. The Company recognized expense of $11.5 million on the write-off of previously deferred financing costs related to those facilities during the three and nine months ended September 30, 2013, which was classified in "Interest expense" in the unaudited condensed consolidated statement of operations for those periods.
The obligations under the 2013 Credit Facility are guaranteed by the Company and substantially all of its domestic subsidiaries and are secured by a pledge of 65% of the stock of Peabody Investments (Gibraltar) Limited, a holding company for the Australian operations of the Company, and a pledge of the stock of Peabody IC Funding Corp., whose sole asset is intercompany debt owed to it by the top-level Gibraltar holding company of the Company’s Australian operations.
All borrowings under the 2013 Credit Facility (other than swingline borrowings and borrowings denominated in currencies other than U.S. dollars) bear interest, at the Company’s option, at either a base rate (subject to a floor of 2.00% for borrowings under the 2013 Term Loan Facility) or a eurocurrency rate (subject to a floor of 1.00% for borrowings under the 2013 Term Loan Facility), each as defined in the 2013 Credit Agreement, plus: in the case of the 2013 Term Loan Facility, a margin of 2.25% and 3.25% per year for borrowings bearing interest at the base rate and the eurocurrency rate, respectively; or in the case of the 2013 Revolver, a margin dependent on the Company's consolidated net leverage ratio, as defined in the 2013 Credit Agreement, ranging from 0.75% to 1.50% and 1.75% to 2.50% per year for borrowings bearing interest at the base rate and eurocurrency rate, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company pays a usage-dependent commitment fee under the 2013 Revolver, which is dependent upon the Company's consolidated net leverage ratio, as defined in the 2013 Credit Agreement, and ranges from 0.375% to 0.500% of the available unused commitment. In addition, the Company pays a letter of credit fee, which is also dependent upon the Company's leverage ratio and ranges from 1.75% to 2.50% per year of the undrawn amount of each letter of credit, and a fronting fee equal to 0.125% per year of the face amount drawn under each letter of credit.
The 2013 Term Loan Facility is subject to quarterly amortization of 0.25% per quarter commencing with the fiscal quarter beginning October 1, 2013, with the final payment of all amounts outstanding (including accrued interest) being due on September 24, 2020. It is also subject to a repayment premium of 1.0% during the six-month period after the execution of the 2013 Credit Agreement and a requirement to prepay the term loan borrowing thereunder with proceeds from dispositions made by foreign subsidiaries, subject to thresholds and customary reinvestment rights.
Under the 2013 Revolver, the Company must comply with two financial covenants on a quarterly basis, which are a maximum net secured leverage ratio and a minimum interest coverage ratio. The Company was in compliance with those covenants as of September 30, 2013. The Company is permitted to pay dividends, buy and sell assets and make redemptions or repurchases of capital stock when in compliance with its financial covenants (including compliance on a pro forma basis giving effect to such transactions), subject to certain restrictions imposed by the 2013 Credit Facility. That agreement also imposes certain restrictions on the Company's ability to incur liens, incur debt, make investments (including acquisitions), engage in fundamental changes such as mergers and dissolutions, dispose of assets, change the nature of its business, enter into transactions with affiliates, enter into agreements that restrict the Company's ability to make dividends or distributions, enter into agreements with negative pledge clauses and make dividends from the top-level Gibraltar holding company of the Company's Australian operations to the Company's domestic subsidiaries in an amount in excess of $500 million per year. It also contains customary events of default.
As of September 30, 2013, the Company had no borrowings under the 2013 Revolver, but had $94.7 million of letters of credit outstanding. The remaining capacity under the 2013 Revolver at September 30, 2013 was $1,555.3 million.
2013 Voluntary Prepayments and Debt Repurchases
During the nine months ended September 30, 2013, prior to the execution of the 2013 Credit Agreement, the Company voluntarily prepaid $167.0 million in aggregate principal amount of its Term Loan and 2011 Term Loan Facility with existing cash on hand.
Additionally, the Company repurchased $32.4 million of certain Australian private placement bonds (previously presented in "Other" in the above schedule) with existing cash on hand during the nine months ended September 30, 2013.
In connection with the foregoing, the Company recognized losses on debt extinguishment of $5.4 million during the nine months ended September 30, 2013, which is classified in "Interest expense" in the unaudited condensed consolidated statement of operations for those periods.
Capital Lease Obligations
In June 2013, the Company executed an amendment to its master equipment hire agreement with an unconsolidated equity affiliate in Australia to allow for the legal right of offset of receivables and payables due between parties. The operations of that equity affiliate are funded through equity interests and shareholder loans for the purpose of purchasing on behalf of and leasing equipment to its shareholders. Because the Company intends to use the right of offset provided by that amendment, $55.9 million of capital lease obligations due to that equity affiliate have been presented on a net basis in the unaudited condensed consolidated balance sheet as of September 30, 2013 and offset against the related shareholder loans due from that equity affiliate included in "Investments and other assets." Prior to the amendment, such amounts were presented on a gross basis in the Company's condensed consolidated financial statements.
Other Long-Term Debt
Other than the foregoing, there were no significant changes to the Company's long-term debt subsequent to December 31, 2012. Information regarding the Company's debt is outlined in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Pension and Postretirement Benefit Costs
Net periodic pension costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost for benefits earned	$0.6	$0.5	$1.7	$1.5
Interest cost on projected benefit obligation	10.6	11.7	31.7	35.1
Expected return on plan assets	(14.9)	(15.9)	(44.6)	(47.8)
Amortization of actuarial loss and prior service cost	16.6	12.4	49.9	37.2
Net periodic pension costs	$12.9	$8.7	$38.7	$26.0
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). The Company currently expects its qualified plans to be at or above the Pension Protection Act thresholds for 2013 and will therefore avoid benefit restrictions and at-risk penalties. Based upon minimum funding requirements in accordance with the Moving Ahead for Progress in the 21st Century Act (MAP-21) issued in July 2012, the Company expects to contribute approximately $2.0 million in 2013 to meet minimum funding requirements for its qualified plans and benefit payments for its non-qualified plans.
Net periodic postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost for benefits earned	$4.0	$3.6	$11.8	$10.9
Interest cost on accumulated postretirement benefit obligation	10.5	13.7	31.4	41.2
Amortization of actuarial loss and prior service cost	5.6	8.8	16.8	26.2
Special termination benefits	(0.6)	—	0.9	—
Net periodic postretirement benefit costs	$19.5	$26.1	$60.9	$78.3
(12) Accumulated Other Comprehensive (Loss) Income
The following table sets forth the after-tax components of accumulated other comprehensive (loss) income and changes thereto recorded during the nine months ended September 30, 2013:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Available-For-Sale Securities	Total Accumulated Other Comprehensive (Loss) Income
	(Dollars in millions)
December 31, 2012	$22.2	$(411.7)	$12.7	$387.5	$0.3	$11.0
Net change in fair value	—	—	—	(217.7)	(10.7)	(228.4)
Reclassification from other comprehensive income to earnings	—	42.9	(0.3)	(175.5)	13.3	(119.6)
Current period change	(68.9)	—	—	—	—	(68.9)
September 30, 2013	$(46.7)	$(368.8)	$12.4	$(5.7)	$2.9	$(405.9)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive (loss) income" into earnings during the three and nine months ended September 30, 2013:

	Amount reclassifed from accumulated other comprehensive (loss) income (1)
Details about accumulated other comprehensive income (loss) components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected line item in the condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers compensation obligations:
Postretirement health care and life insurance benefits	$(6.0)	$(18.0)	Operating costs and expenses
Defined benefit pension plans	(13.6)	(40.8)	Operating costs and expenses
Defined benefit pension plans	(2.8)	(8.4)	Selling and administrative expenses
Insignificant items	(0.3)	(0.9)
	(22.7)	(68.1)	Total before income taxes
	8.4	25.2	Income tax benefit
	$(14.3)	$(42.9)	Total after income taxes

Prior service cost associated with postretirement plans:
Postretirement health care and life insurance benefits	$0.4	$1.2	Operating costs and expenses
Defined benefit pension plans	(0.2)	(0.7)	Operating costs and expenses
	0.2	0.5	Total before income taxes
	(0.1)	(0.2)	Income tax provision
	$0.1	$0.3	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$9.9	$157.1	Operating costs and expenses
Fuel and explosives commodity swaps	4.5	12.0	Operating costs and expenses
Coal trading commodity futures, swaps and options	37.8	88.8	Other revenues
Insignificant items	(0.2)	(0.5)
	52.0	257.4	Total before income taxes
	(17.2)	(81.9)	Income tax provision
	$34.8	$175.5	Total after income taxes

Available-for-sale securities:
Debt securities	$—	$0.1	Interest income
Equity securities	—	(21.5)	Asset impairment
	—	(21.4)	Total before income taxes
	—	8.1	Income tax benefit
	$—	$(13.3)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Resource Management and Other Commercial Events
Divestitures
In June 2013, the Company sold non-strategic coal reserves and surface lands located in Kentucky in exchange for cash proceeds of $35.0 million and short-term notes receivable totaling $35.0 million and recognized a gain on sale of $40.3 million, which was classified in "Net gain on disposal or exchange of assets" in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013. The non-cash portion of this transaction was excluded from the investing section of the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2013.
Cost Method Investment
During the nine months ended September 30, 2012, the Company evaluated the commercial viability of a partnership project underlying an investment accounted for under the cost method due to adverse changes in the operating and regulatory environment surrounding the project. As a result of that review, the Company concluded there to be significant doubt as to the ability of the project to continue development and recorded a charge of $7.7 million to fully impair the carrying value of the investment, the estimated fair value of which is considered a nonrecurring Level 3 fair value measurement.
Acquisition
In June 2012, the Company acquired the remaining noncontrolling interests in MCG Coal Holdings Pty Ltd (MCGH), an Australian subsidiary in which an equity interest was first acquired in late 2011, for total consideration of $49.8 million. This acquisition was accounted for as an equity transaction as the Company previously maintained control of MCGH.
(14) Earnings per Share (EPS)
Basic and diluted EPS are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s restricted stock awards are considered participating securities because holders are entitled to receive non-forfeitable dividends during the vesting term. Diluted EPS includes securities that could potentially dilute basic EPS during a reporting period, for which the Company includes the Debentures and share-based compensation awards. Dilutive securities are not included in the computation of loss per share when a company reports a net loss from continuing operations as the impact would be anti-dilutive.
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
The computation of diluted EPS also excluded aggregate stock options and restricted stock awards of approximately 3.3 million and 0.1 million for the three months ended September 30, 2013 and 2012, respectively, and 3.3 million and 0.1 million for the nine months ended September 30, 2013 and 2012, respectively, because to do so would have been anti-dilutive for those periods. The potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method. Anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
EPS numerator:
Income from continuing operations, net of income taxes	$24.0	$122.9	$115.1	$520.4
Less: Net income (loss) attributable to noncontrolling interests	7.0	(1.3)	7.8	7.4
Income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	17.0	124.2	107.3	513.0
Less: Earnings from continuing operations allocated to participating securities	0.2	0.8	0.6	3.8
Income from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	16.8	123.4	106.7	509.2
Loss from discontinued operations, net of income taxes	(43.1)	(81.3)	(66.5)	(92.7)
Less: Loss from discontinued operations allocated to participating securities (1)	—	(0.6)	—	(0.8)
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(43.1)	(80.7)	(66.5)	(91.9)
Net (loss) income attributable to common stockholders, after allocation of earnings to participating securities (1)	$(26.3)	$42.7	$40.2	$417.3

EPS denominator:
Weighted average shares outstanding — basic	267.2	266.2	267.0	268.5
Impact of dilutive securities	0.5	0.6	0.5	0.7
Weighted average shares outstanding — diluted	267.7	266.8	267.5	269.2

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.06	$0.46	$0.40	$1.89
Loss from discontinued operations	(0.16)	(0.30)	(0.25)	(0.34)
Net (loss) income	$(0.10)	$0.16	$0.15	$1.55

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.06	$0.46	$0.40	$1.89
Loss from discontinued operations	(0.16)	(0.30)	(0.25)	(0.34)
Net (loss) income	$(0.10)	$0.16	$0.15	$1.55

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the periods presented.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk
As of September 30, 2013, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other(1)	Total
	(Dollars in millions)
Self bonding	$1,242.5	$—	$—	$—	$1,242.5
Surety bonds	369.9	109.7	34.2	8.7	522.5
Bank guarantees	273.8	—	—	144.6	418.4
Letters of credit	—	—	32.3	84.7	117.0
	$1,886.2	$109.7	$66.5	$238.0	$2,300.4

(1)
Other includes the $79.7 million in letters of credit related to Dominion Terminal Associates and TXU Europe Limited described below and an additional $158.3 million in bank guarantees, surety bonds and letters of credit related to collateral for surety companies, road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that expires July 1, 2016 and permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of September 30, 2013, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of September 30, 2013. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
In June 2013, one of the Company's wholly-owned captive insurance subsidiaries entered into a letter of credit arrangement for $22.3 million in relation to certain of its workers' compensation and other insurance-related obligations whereby that subsidiary has pledged $31.9 million of its investments in debt securities as collateral.  This arrangement reduces the letters of credit drawn on the Company's 2013 Credit Facility and effectively lowers the fees associated with the related letters of credit.
Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly owned, bankruptcy-remote subsidiary (Seller). At September 30, 2013, the Company had $148.3 million remaining capacity available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes trade receivables of most of the Company's U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the revolving credit facility portion of the Company’s Credit Facility, effectively managing its overall borrowing costs and providing an additional source of working capital. The securitization program was renewed in May 2013 and will expire in April 2016.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the nine months ended September 30, 2013, the Company received total consideration of $3,159.1 million related to accounts receivable sold under the securitization program, including $2,021.3 million of cash up front from the sale of the receivables, an additional $968.6 million of cash upon the collection of the underlying receivables and $169.2 million that had not been collected at September 30, 2013 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $65.9 million and $25.0 million at September 30, 2013 and December 31, 2012, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.5 million for each of the three months ended September 30, 2013 and 2012, and $1.2 million and $1.4 million for each of the nine months ended September 30, 2013 and 2012, respectively.
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
See Note 16. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements for a discussion of the Patriot bankruptcy and related litigation. On October 25, 2013, the Company entered into a definitive settlement agreement with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all issues related to Patriot’s bankruptcy. That agreement has been filed with the bankruptcy court. The settlement is subject to, among other conditions, bankruptcy court approval and Patriot’s emergence from bankruptcy.
If Patriot emerges from bankruptcy, the Company believes that it will continue to have potential exposure of up to approximately $150 million in possible Patriot federal and state black lung occupational disease liabilities. As Patriot noted in its Annual Report on Form 10-K for the year ended December 31, 2012, it has posted $15 million in collateral with the U.S. Department of Labor (DOL) in exchange for the right to self-insure its liabilities under the Federal Coal Mine Health and Safety Act of 1969 (Black Lung Act). If Patriot emerges from bankruptcy and the settlement becomes effective, this collateral will be released and replaced by collateral posted by the Company. If Patriot is unable to meet its black lung liability obligations, the Company believes that the DOL will first look to this collateral for payment. The Black Lung Act allows the DOL to seek recovery from other potentially liable operators as well. The Company may be considered a potentially liable operator for purposes of the Black Lung Act with respect to the black lung liabilities of Patriot at the time of the spin-off.
Other
Included in "Other noncurrent liabilities" in the Company's condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 is a liability of $45.6 million related to reclamation and bonding commitments provided on behalf of a third-party coal producer associated with a 2007 purchase of coal reserves and surface lands in the Illinois Basin.
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
(16) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2013, purchase commitments for capital expenditures were $154.6 million, all of which are obligated within the next three years, with $76.9 million obligated in the next 12 months.
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
Litigation Relating to Continuing Operations
Gulf Power Company.  On June 22, 2006, Gulf Power Company (Gulf Power) filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company’s subsidiary under a coal supply agreement with Gulf Power and seeking damages for alleged past and future tonnage shortfalls of nearly 5 million tons under the agreement, which expired on December 31, 2007. On June 30, 2009, the court granted Gulf Power’s motion for partial summary judgment on liability and denied the Company subsidiary’s motion for summary judgment. On September 30, 2010, the court entered its order on damages, awarding Gulf Power zero dollars in damages and the Company subsidiary its costs to defend the lawsuit. Gulf Power subsequently filed a motion to alter or amend the judgment, contesting the trial court’s damages order, to which the Company subsidiary objected. The court entered an order on July 29, 2011 that affirmed its September 30, 2010 decision in all respects except for 2007 cover coal purchases and granted in part Gulf Power's motion to alter judgment with respect to 2007 cover coal purchases. On September 30, 2011, the court entered an order awarding Gulf Power damages in the amount of $20.6 million for its 2007 cover coal purchases. The court later entered another order awarding Gulf Power prejudgment interest in the amount of $6.9 million plus post-judgment interest. The Company's subsidiary and Gulf Power both appealed and, on June 26, 2013, the U.S. Court of Appeals for the Eleventh Circuit issued its order affirming the District Court's judgment in all respects. The Company and Gulf Power have agreed not to seek judicial review of the Eleventh Circuit's order and the Company paid the judgment during the third quarter of 2013. In connection with the order, the Company recorded a charge for the judgment amount of $20.6 million in "Operating costs and expenses" and $6.9 million in "Interest expense" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2013.

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
On March 25, 2013, the Supreme Court issued a judgment in favor of the plaintiff's position that the Class B shareholder was entitled to dividend payments (subject to limited exceptions), thus requiring Wambo to pay dividends to the Class B shareholder for the periods in question. The Supreme Court issued finalized orders on May 3, 2013, including the final calculation of amounts due for dividends during the periods from 2009 to 2012 totaling $29.2 million plus interest of $5.7 million. Amounts of the finalized orders are presented in U.S. dollars at foreign currency exchange rates in effect at September 30, 2013.
Wambo appealed the Supreme Court's decision, and has posted the requisite security of $34.9 million with the court in the form of cash payment into an interest bearing trust account jointly operated by the parties. Wambo also posted an additional cash payment of $4.1 million into that account on October 11, 2013 related to potential Class B shareholder dividends for the six months ended June 30, 2013. Because the Supreme Court's order allows for the substitution of that posted cash payment with a bank guarantee from an Australian bank or another form of acceptable security, those funds remain readily available to the Company and have therefore been reflected in "Cash and cash equivalents" in the unaudited condensed consolidated balance sheet as of September 30, 2013. Based on information currently available, the Company believes that its subsidiary should be successful in the appeals process, and therefore, has not declared any dividends and continues to reflect the previously allocated earnings to "Noncontrolling interests" in the unaudited condensed consolidated balance sheet as of September 30, 2013. If the Supreme Court's ruling is upheld, the Company believes the claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Claims and Litigation Relating to Indemnities or Historical Operations
Patriot Coal Corporation. On March 14, 2013, Patriot filed a motion in its bankruptcy proceeding seeking authority to reject its collective bargaining agreements under section 1113 of the Bankruptcy Code and change its obligation to pay benefits it provides to certain of its retirees pursuant to section 1114 of the Bankruptcy Code and transferring the obligation to a Voluntary Employee Benefit Association (VEBA).  At the same time, Patriot also filed a declaratory judgment complaint against the Company and one of its subsidiaries seeking a declaration that Section 1(d) of the NBCWA Individual Employer Plan Liabilities Assumption Agreement dated October 22, 2007 (NBCWA Agreement) will not apply to reduce the subsidiary's healthcare benefits funding obligations if Patriot were to be successful under the bankruptcy code in changing the benefits it is required to pay to certain of its retirees under its labor agreements. On April 5, 2013, Patriot filed a motion for summary judgment with respect to the declaratory judgment complaint. After hearing both motions, the Court granted Patriot's section 1113/1114 motion and, on its own accord, granted the Company summary judgment on the declaratory judgment complaint. After the United Mine Workers of America (UMWA) appealed the Court's ruling on the section 1113/1114 motion, Patriot and the UMWA entered into new labor agreements pursuant to which the UMWA agreed to dismiss its appeal upon satisfaction of certain conditions. Patriot appealed the Court's grant of the summary judgment motion in the Company's and its subsidiary's favor, and an appellate court reversed. The Company and its subsidiary appealed the reversal to the United States Court of Appeals for the Eighth Circuit and filed a counterclaim in the declaratory judgment action against Patriot and the UMWA seeking a declaration that the subsidiary's healthcare benefits funding obligation will reduce to zero when one of Patriot's subsidiary's obligation to pay for retiree healthcare benefits reduces to zero under the terms of the new labor agreements. Patriot and the Official Committee of Unsecured Creditors of Patriot Coal Corporation have issued discovery requests to the Company pursuant to Rule 2004 of the Federal Rules of Bankruptcy Procedure. In connection with the settlement discussed below, the 2004 discovery was suspended, as well as the adversary proceeding and related appeal in the Patriot bankruptcy case.
On October 4, 2013, the Company reached a preliminary agreement with Patriot and the UMWA, on behalf of itself, its represented Patriot employees (UMWA Employees) and its represented Patriot retirees (UMWA Retirees), to resolve all issues related to Patriot’s bankruptcy. On October 25, 2013, the parties entered into a definitive settlement agreement. On November 7, 2013, that agreement was approved by the bankruptcy court, and the order approving the agreement will become final after 14 days, provided that it is not appealed. Under the terms of the settlement agreement, the Company would provide total payments of $310 million, payable over four years through 2017, to partially fund the newly established VEBA and settle all Patriot and UMWA claims involving the Patriot bankruptcy. The Company’s obligations under the NBCWA Agreement would be deemed satisfied and that agreement terminated on the effective date of the settlement.  As of September 30, 2013, the Company had approximately $271 million recorded in accumulated postretirement healthcare benefit obligations to Patriot on account of certain Patriot retirees under the NBCWA Agreement. Approximately $72 million of actuarial losses and prior service costs related to the NBCWA Agreement obligations are included in "Accumulated other comprehensive (loss) income" as of September 30, 2013, which is currently being amortized to net periodic postretirement benefit cost. The Company had approximately $344 million recorded in other accumulated postretirement healthcare benefit obligations to Patriot retirees at September 30, 2013 related to the Section 9711 Coal Act Liabilities Assumption Agreement dated October 22, 2007 (Coal Act Liabilities Assumption Agreement) and the Salaried Employee Liabilities Assumption Agreement dated October 22, 2007, which will continue.
As part of the settlement agreement, the Company also would provide approximately $140 million of credit support to Patriot, with approximately $100 million of this total credit support ending after five years.  Approximately $56 million of the total credit support relates to Patriot’s Coal Act obligations that the Company agreed to fund at the time of the Patriot spin-off pursuant to the Coal Act Liabilities Assumption Agreement and to Patriot’s Federal Black Lung obligations for which the Company could be held responsible if Patriot fails to fund such obligations when they become due. The Company would also provide an extension of a coal terminalling agreement at our estimated cost through March 2016.

As of the effective date of the settlement, Patriot would assume (i) the agreements executed in connection with the Patriot spin-off, including Patriot’s indemnification obligations contained therein (subject to certain specified exceptions) and (ii) all other agreements entered into by Patriot and the Company prior to the bankruptcy filing and not previously assumed, rejected, terminated or expired.
In connection with the settlement agreement, Patriot, the UMWA, the UMWA Employees and the UMWA Retirees will release the Company and its subsidiaries and affiliates and their current and former professionals, employees, advisors, officers, directors, insurers and agents (Peabody Released Parties) from all Causes of Action (as defined in the settlement agreement). In addition, Patriot will include the Peabody Released Parties in any third-party release, exculpation and injunction provisions contained in the Patriot plan of reorganization to the extent permitted by law, and the UMWA has agreed that it will not object to any such releases.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The settlement is subject to, among other conditions, Patriot's emergence from bankruptcy. Patriot’s emergence from bankruptcy is dependent on Patriot, among other things, obtaining creditor approval of the plan of reorganization, securing debt financing from commercial lenders, completing a successful rights offering and meeting certain liquidity metrics at the time of its emergence from bankruptcy. Since the settlement is subject to various conditions, most of which are outside the Company’s control, including the emergence of Patriot from bankruptcy, the Company did not recognize any related settlement charges during the nine months ended September 30, 2013. At such time as Patriot does emerge from bankruptcy and the settlement becomes effective, the Company would recognize settlement charges ranging between $120 million and $140 million, allocated between: (1) a charge related to settlement of the accumulated postretirement healthcare benefit obligations of certain Patriot retirees under the NBCWA Agreement and (2) a charge to discontinued operations related to the settlement of other claims involving the Patriot bankruptcy. Should Patriot not emerge from bankruptcy, the Company intends to vigorously defend itself against any pending or threatened litigation related to the Patriot bankruptcy, and would seek a judicial resolution of the Company's subsidiary's obligations under the NBCWA Agreement. Litigation costs related to the Patriot bankruptcy and funding obligations under the NBCWA Agreement during the nine months ended September 30, 2013 totaled approximately $14 million and $15 million, respectively.
Lowe et al. v. Peabody Holding Company, LLC, et al. On October 23, 2012, eight individual plaintiffs and the UMWA filed a putative class action lawsuit in the U.S. District Court for the Southern District of West Virginia against the Company, one of its subsidiaries and an unrelated coal company. The lawsuit sought to have the court obligate the defendants to maintain certain Patriot benefit plans at their current levels and to find the defendants' actions in violation of the Employee Retirement Income Security Act of 1974. On January 7, 2013, the Company defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The plaintiffs thereafter amended their complaint to include new allegations and name two more individuals as plaintiffs. The Company defendants updated their motion to dismiss to respond to the new allegations and filed it with the Court. On September 27, 2013, the Court granted the Company defendants' motion to dismiss, and plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit. The parties sought and obtained an abeyance of the appeal of the dismissal of this case pending the effectiveness of the settlement with Patriot and the UMWA discussed above. The Company believes the lawsuit is without merit and, should Patriot not emerge from bankruptcy, will vigorously defend against it.
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
Environmental claims for remediation, past costs, future costs, and/or natural resource damages have been asserted against Gold Fields related to historical activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). CERCLA claims were asserted at 13 additional sites, bringing the total to 18, which have since been reduced to 8 by completion of work, transfer or regulatory inactivity. The number of CERCLA sites in and of itself is not a relevant measure of liability because the nature and extent of environmental concerns and costs varies by site, as does the estimated share of responsibility relative to other PRPs for Gold Fields or the former affiliate.
Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $59.0 million as of September 30, 2013 and $46.7 million as of December 31, 2012, $14.8 million and $10.6 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.
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
(17) Segment Information
The Company reports its results of operations primarily through the following reportable segments: “Australian Mining," “Western U.S. Mining,” “Midwestern U.S. Mining,” “Trading and Brokerage” and “Corporate and Other.” The Company’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. The Company defines Adjusted EBITDA as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization, asset impairment and mine closure costs and amortization of basis difference related to equity affiliates.
Reportable segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Australian Mining	$705.3	$866.0	$2,188.1	$2,605.0
Western U.S. Mining	705.4	783.5	1,986.4	2,213.5
Midwestern U.S. Mining	346.6	355.7	1,013.3	1,050.3
Trading and Brokerage	32.1	45.6	54.6	173.7
Corporate and Other	8.2	8.0	28.5	18.1
Total	$1,797.6	$2,058.8	$5,270.9	$6,060.6

Adjusted EBITDA:
Australian Mining	$74.8	$221.4	$287.7	$757.4
Western U.S. Mining	193.5	243.9	508.9	616.3
Midwestern U.S. Mining	112.4	103.5	331.5	317.4
Trading and Brokerage	17.2	35.7	(7.8)	109.2
Corporate and Other	(85.9)	(136.9)	(273.9)	(371.1)
Total	$312.0	$467.6	$846.4	$1,429.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of Adjusted EBITDA to consolidated income from continuing operations, net of income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Total Adjusted EBITDA	$312.0	$467.6	$846.4	$1,429.2
Depreciation, depletion and amortization	186.4	172.5	542.8	470.7
Asset impairment	—	7.7	21.5	7.7
Amortization of basis difference related to equity affiliates	—	(0.2)	4.0	3.0
Asset retirement obligation expenses	13.4	21.1	50.7	53.3
Interest expense	111.0	99.4	323.1	308.3
Interest income	(4.2)	(5.1)	(11.2)	(19.7)
Income tax (benefit) provision	(18.6)	49.3	(199.6)	85.5
Income from continuing operations, net of income taxes	$24.0	$122.9	$115.1	$520.4
(18) Supplemental Guarantor/Non-Guarantor Financial Information
In accordance with the indentures governing the 7.375% Senior Notes due November 2016, the 6.00% Senior Notes due November 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due November 2021 and the 7.875% Senior Notes due November 2026 (collectively the Senior Notes), certain 100% owned U.S. subsidiaries of the Company (each, a Guarantor Subsidiary) have fully and unconditionally guaranteed the Senior Notes, on a joint and several basis.The indentures governing the Senior Notes contain customary exceptions under which a guarantee of a Guarantor Subsidiary will terminate, including (a) the release or discharge of the guarantee of the Company’s Credit Agreement by such Guarantor Subsidiary, except a discharge or release by or as a result of payment under such guarantee, (b) a sale or other disposition, by way of merger, consolidation or otherwise, of all of the capital stock of such Guarantor Subsidiary, and (c) the legal defeasance or discharge of the indentures. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,005.8	$823.8	$(32.0)	$1,797.6
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(14.4)	755.6	722.9	(32.0)	1,432.1
Depreciation, depletion and amortization	—	83.0	103.4	—	186.4
Asset retirement obligation expenses	—	4.8	8.6	—	13.4
Selling and administrative expenses	11.2	38.5	5.3	—	55.0
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(4.0)	(0.1)	—	(4.1)
(Income) loss from equity affiliates and investment in subsidiaries	(98.0)	2.0	0.6	98.0	2.6
Interest expense	113.0	88.2	22.6	(112.8)	111.0
Interest income	(0.1)	(98.8)	(18.1)	112.8	(4.2)
Unrealized (gain) loss on derivatives	—	(19.7)	19.7	—	—
(Loss) income from continuing operations before income taxes	(11.7)	156.2	(41.1)	(98.0)	5.4
Income tax provision (benefit)	10.0	(32.2)	3.6	—	(18.6)
(Loss) income from continuing operations, net of income taxes	(21.7)	188.4	(44.7)	(98.0)	24.0
Loss from discontinued operations, net of income taxes	(4.4)	(1.8)	(36.9)	—	(43.1)
Net (loss) income	(26.1)	186.6	(81.6)	(98.0)	(19.1)
Less: Net income attributable to noncontrolling interests	—	—	7.0	—	7.0
Net (loss) income attributable to common stockholders	$(26.1)	$186.6	$(88.6)	$(98.0)	$(26.1)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(26.1)	$186.6	$(81.6)	$(98.0)	$(19.1)
Other comprehensive income (loss), net of income taxes	14.1	14.2	(36.4)	22.2	14.1
Comprehensive (loss) income	(12.0)	200.8	(118.0)	(75.8)	(5.0)
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.0	—	7.0
Comprehensive (loss) income attributable to common stockholders	$(12.0)	$200.8	$(125.0)	$(75.8)	$(12.0)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,336.9	$778.3	$(56.4)	$2,058.8
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(95.6)	875.1	778.2	(56.4)	1,501.3
Depreciation, depletion and amortization	—	84.8	87.7	—	172.5
Asset retirement obligation expenses	—	11.8	9.3	—	21.1
Selling and administrative expenses	8.3	54.5	5.9	—	68.7
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(1.4)	1.2	—	(0.2)
Asset impairment	—	7.7	—	—	7.7
(Income) loss from equity affiliates and investment in subsidiaries	(117.0)	1.9	19.3	117.0	21.2
Interest expense	101.8	5.8	124.4	(132.6)	99.4
Interest income	(72.9)	(46.8)	(18.0)	132.6	(5.1)
Unrealized (gain) loss on derivatives	—	(112.3)	112.3	—	—
Income (loss) from continuing operations before income taxes	175.4	455.8	(342.0)	(117.0)	172.2
Income tax provision (benefit)	131.8	101.7	(184.2)	—	49.3
Income (loss) from continuing operations, net of income taxes	43.6	354.1	(157.8)	(117.0)	122.9
Loss from discontinued operations, net of income taxes	(0.7)	(75.9)	(4.7)	—	(81.3)
Net income (loss)	42.9	278.2	(162.5)	(117.0)	41.6
Less: Net loss attributable to noncontrolling interests	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to common stockholders	$42.9	$278.2	$(161.2)	$(117.0)	$42.9
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income (loss)	$42.9	$278.2	$(162.5)	$(117.0)	$41.6
Other comprehensive income (loss), net of income taxes	76.4	13.5	(14.6)	1.1	76.4
Comprehensive income (loss)	119.3	291.7	(177.1)	(115.9)	118.0
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1.3)	—	(1.3)
Comprehensive income (loss) attributable to common stockholders	$119.3	$291.7	$(175.8)	$(115.9)	$119.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,992.9	$2,438.8	$(160.8)	$5,270.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(168.9)	2,279.5	2,308.9	(160.8)	4,258.7
Depreciation, depletion and amortization	—	248.1	294.7	—	542.8
Asset retirement obligation expenses	—	26.6	24.1	—	50.7
Selling and administrative expenses	39.5	125.7	18.9	—	184.1
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(49.8)	(0.1)	—	(49.9)
Asset impairment	21.5	—	—	—	21.5
(Income) loss from equity affiliates and investment in subsidiaries	(192.1)	10.4	25.2	192.1	35.6
Interest expense	316.2	99.2	142.8	(235.1)	323.1
Interest income	(68.3)	(138.5)	(39.5)	235.1	(11.2)
Unrealized loss (gain) on derivatives	—	441.9	(441.9)	—	—
Income (loss) from continuing operations before income taxes	52.1	(50.2)	105.7	(192.1)	(84.5)
Income tax provision (benefit)	0.5	(117.4)	(82.7)	—	(199.6)
Income from continuing operations, net of income taxes	51.6	67.2	188.4	(192.1)	115.1
Loss from discontinued operations, net of income taxes	(10.8)	(4.3)	(51.4)	—	(66.5)
Net income (loss)	40.8	62.9	137.0	(192.1)	48.6
Less: Net income attributable to noncontrolling interests	—	—	7.8	—	7.8
Net income (loss) attributable to common stockholders	$40.8	$62.9	$129.2	$(192.1)	$40.8
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income (loss)	$40.8	$62.9	$137.0	$(192.1)	$48.6
Other comprehensive (loss) income, net of income taxes	(416.9)	42.7	(100.5)	57.8	(416.9)
Comprehensive (loss) income	(376.1)	105.6	36.5	(134.3)	(368.3)
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.8	—	7.8
Comprehensive (loss) income attributable to common stockholders	$(376.1)	$105.6	$28.7	$(134.3)	$(376.1)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$3,539.2	$2,694.4	$(173.0)	$6,060.6
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(313.2)	2,539.2	2,336.1	(173.0)	4,389.1
Depreciation, depletion and amortization	—	232.0	238.7	—	470.7
Asset retirement obligation expenses	—	34.7	18.6	—	53.3
Selling and administrative expenses	29.2	154.5	18.7	—	202.4
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(6.3)	(1.3)	—	(7.6)
Asset impairment	—	7.7	—	—	7.7
(Income) loss from equity affiliates and investment in subsidiaries	(407.9)	5.7	44.8	407.9	50.5
Interest expense	312.1	12.9	350.3	(367.0)	308.3
Interest income	(224.3)	(112.6)	(49.8)	367.0	(19.7)
Unrealized (gain) loss on derivatives	—	(69.6)	69.6	—	—
Income (loss) from continuing operations before income taxes	604.1	741.0	(331.3)	(407.9)	605.9
Income tax provision (benefit)	182.7	155.3	(252.5)	—	85.5
Income (loss) from continuing operations, net of income taxes	421.4	585.7	(78.8)	(407.9)	520.4
Loss from discontinued operations, net of income taxes	(1.1)	(78.0)	(13.6)	—	(92.7)
Net income (loss)	420.3	507.7	(92.4)	(407.9)	427.7
Less: Net income attributable to noncontrolling interests	—	—	7.4	—	7.4
Net income (loss) attributable to common stockholders	$420.3	$507.7	$(99.8)	$(407.9)	$420.3
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income (loss)	$420.3	$507.7	$(92.4)	$(407.9)	$427.7
Other comprehensive income, net of income taxes	165.6	40.9	134.2	(175.1)	165.6
Comprehensive income	585.9	548.6	41.8	(583.0)	593.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.4	—	7.4
Comprehensive income attributable to common stockholders	$585.9	$548.6	$34.4	$(583.0)	$585.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$353.7	$0.3	$197.3	$—	$551.3
Accounts receivable, net	1.8	38.2	661.7	—	701.7
Receivables from affiliates, net	—	425.2	—	(425.2)	—
Inventories	—	264.7	298.5	—	563.2
Assets from coal trading activities, net	—	36.4	6.6	—	43.0
Deferred income taxes	—	49.6	23.0	(3.1)	69.5
Other current assets	6.7	60.9	291.5	—	359.1
Total current assets	362.2	875.3	1,478.6	(428.3)	2,287.8
Property, plant, equipment and mine development, net	—	5,005.7	6,442.6	—	11,448.3
Deferred income taxes	163.3	—	—	(163.3)	—
Investments and other assets	11,789.4	7.5	1,264.6	(11,906.7)	1,154.8
Notes receivable from affiliates, net	—	1,621.7	—	(1,621.7)	—
Total assets	$12,314.9	$7,510.2	$9,185.8	$(14,120.0)	$14,890.9

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12.0	$0.1	$22.1	$—	$34.2
Payables to affiliates, net	355.6	—	69.6	(425.2)	—
Deferred income taxes	3.1	—	—	(3.1)	—
Liabilities from coal trading activities, net	—	1.5	8.5	—	10.0
Accounts payable and accrued expenses	229.0	598.8	787.5	—	1,615.3
Total current liabilities	599.7	600.4	887.7	(428.3)	1,659.5
Long-term debt, less current maturities	5,961.1	6.5	5.7	—	5,973.3
Deferred income taxes	—	207.7	192.6	(163.3)	237.0
Notes payable to affiliates, net	1,032.6	—	589.1	(1,621.7)	—
Other noncurrent liabilities	222.7	1,907.9	355.6	—	2,486.2
Total liabilities	7,816.1	2,722.5	2,030.7	(2,213.3)	10,356.0
Peabody Energy Corporation’s stockholders’ equity	4,498.8	4,787.7	7,119.0	(11,906.7)	4,498.8
Noncontrolling interests	—	—	36.1	—	36.1
Total stockholders’ equity	4,498.8	4,787.7	7,155.1	(11,906.7)	4,534.9
Total liabilities and stockholders’ equity	$12,314.9	$7,510.2	$9,185.8	$(14,120.0)	$14,890.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$269.6	$0.3	$288.9	$—	$558.8
Accounts receivable, net	3.6	5.0	729.2	—	737.8
Receivables from affiliates, net	—	2,904.4	—	(2,904.4)	—
Inventories	—	271.4	277.0	—	548.4
Assets from coal trading activities, net	—	87.5	—	(35.1)	52.4
Deferred income taxes	—	57.3	2.3	(3.2)	56.4
Other current assets	275.0	—	354.6	(7.9)	621.7
Total current assets	548.2	3,325.9	1,652.0	(2,950.6)	2,575.5
Property, plant, equipment and mine development, net	—	5,120.8	6,680.9	—	11,801.7
Investments and other assets	9,524.7	—	1,037.0	(9,129.9)	1,431.8
Notes receivable from affiliates, net	3,421.3	1,100.4	—	(4,521.7)	—
Total assets	$13,494.2	$9,547.1	$9,369.9	$(16,602.2)	$15,809.0

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$47.8	$—	$47.8
Payables to affiliates, net	2,309.3	—	595.1	(2,904.4)	—
Deferred income taxes	3.2	—	—	(3.2)	—
Liabilities from coal trading activities, net	—	4.0	50.5	(35.1)	19.4
Accounts payable and accrued expenses	63.3	595.0	956.5	(7.9)	1,606.9
Total current liabilities	2,375.8	599.0	1,649.9	(2,950.6)	1,674.1
Long-term debt, less current maturities	6,114.5	6.6	84.0	—	6,205.1
Deferred income taxes	43.2	142.0	392.1	—	577.3
Notes payable to affiliates, net	—	—	4,521.7	(4,521.7)	—
Other noncurrent liabilities	55.8	1,893.9	464.0	—	2,413.7
Total liabilities	8,589.3	2,641.5	7,111.7	(7,472.3)	10,870.2
Peabody Energy Corporation’s stockholders’ equity	4,904.9	6,905.6	2,224.3	(9,129.9)	4,904.9
Noncontrolling interests	—	—	33.9	—	33.9
Total stockholders’ equity	4,904.9	6,905.6	2,258.2	(9,129.9)	4,938.8
Total liabilities and stockholders’ equity	$13,494.2	$9,547.1	$9,369.9	$(16,602.2)	$15,809.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$98.1	$687.4	$(207.9)	$577.6
Net cash used in discontinued operations	(14.3)	(0.3)	(19.0)	(33.6)
Net cash provided by (used in) operating activities	83.8	687.1	(226.9)	544.0
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(65.1)	(163.6)	(228.7)
Changes in accrued expenses related to capital expenditures	—	(2.4)	(100.2)	(102.6)
Federal coal lease expenditures	—	(89.5)	—	(89.5)
Proceeds from disposal of assets, net of notes receivable	—	48.3	85.0	133.3
Purchases of debt securities	—	—	(9.9)	(9.9)
Proceeds from sales and maturities of debt securities	—	—	17.7	17.7
Proceeds from the maturity of short-term investments	—	—	4.8	4.8
Contributions to joint ventures	—	—	(539.8)	(539.8)
Distributions from joint ventures	—	—	576.6	576.6
Advances to related parties	—	—	(39.5)	(39.5)
Repayments of loans from related parties	—	—	22.7	22.7
Other, net	—	(4.1)	(0.1)	(4.2)
Net cash used in continuing operations	—	(112.8)	(146.3)	(259.1)
Net cash used in discontinued operations	—	—	(1.0)	(1.0)
Net cash used in investing activities	—	(112.8)	(147.3)	(260.1)
Cash Flows From Financing Activities
Repayments of long-term debt	(1,331.3)	(0.1)	(52.6)	(1,384.0)
Proceeds from long-term debt	1,188.0	—	—	1,188.0
Dividends paid	(68.8)	—	—	(68.8)
Payment of debt issuance costs	(22.8)	—	—	(22.8)
Repurchase of employee common stock relinquished for tax withholding	(2.9)	—	—	(2.9)
Other, net	6.7	(1.7)	(5.9)	(0.9)
Transactions with affiliates, net	231.4	(572.5)	341.1	—
Net cash provided by (used in) financing activities	0.3	(574.3)	282.6	(291.4)
Net change in cash and cash equivalents	84.1	—	(91.6)	(7.5)
Cash and cash equivalents at beginning of period	269.6	0.3	288.9	558.8
Cash and cash equivalents at end of period	$353.7	$0.3	$197.3	$551.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$252.2	$1,225.0	$(103.5)	$1,373.7
Net cash used in by discontinued operations	(1.6)	(8.0)	(72.6)	(82.2)
Net cash provided by (used in) operating activities	250.6	1,217.0	(176.1)	1,291.5
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(188.3)	(543.8)	(732.1)
Federal coal lease expenditures	—	(247.9)	—	(247.9)
Investment in Prairie State Energy Campus	—	(9.4)	—	(9.4)
Proceeds from disposal of assets	—	59.3	34.2	93.5
Purchases of debt securities	—	—	(23.8)	(23.8)
Proceeds from sales and maturities of debt securities	—	—	39.0	39.0
Contributions to joint ventures	—	—	(531.2)	(531.2)
Distributions from joint ventures	—	—	527.7	527.7
Advances to related parties	—	—	(743.4)	(743.4)
Repayments of loans from related parties	—	—	720.2	720.2
Other, net	—	(3.0)	(0.2)	(3.2)
Net cash used in continuing operations	—	(389.3)	(521.3)	(910.6)
Net cash used in discontinued operations	—	(1.9)	(9.3)	(11.2)
Net cash used in investing activities	—	(391.2)	(530.6)	(921.8)
Cash Flows From Financing Activities
Repayments of long-term debt	(285.3)	(0.3)	(20.1)	(305.7)
Common stock repurchase	(99.9)	—	—	(99.9)
Acquisition of MCG Coal Holdings Pty Ltd noncontrolling interests	—	—	(49.8)	(49.8)
Dividends paid	(69.1)	—	—	(69.1)
Repurchase of employee common stock relinquished for tax withholding	(8.3)	—	—	(8.3)
Excess tax benefits related to share-based compensation	3.6	—	—	3.6
Other, net	9.4	—	(1.0)	8.4
Transactions with affiliates, net	153.7	(826.1)	672.4	—
Net cash (used in) provided by financing activities	(295.9)	(826.4)	601.5	(520.8)
Net change in cash and cash equivalents	(45.3)	(0.6)	(105.2)	(151.1)
Cash and cash equivalents at beginning of period	283.2	0.8	515.1	799.1
Cash and cash equivalents at end of period	$237.9	$0.2	$409.9	$648.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Notice Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or our future financial performance, including, without limitation, the section captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We use words such as “anticipate,” “believe,” “expect,” “may,” "forecast," “project,” “should,” “estimate,” “plan,” "outlook" or other similar words to identify forward-looking statements.
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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors and other factors that could affect our results contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

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
Adjusted EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization, asset impairment and mine closure costs and amortization of basis difference related to equity affiliates. Adjusted EBITDA is the primary metric used by management to measure our segments’ operating performance and we believe it is useful to external users of our financial statements in evaluating our operating performance without regard to our capital structure or the cost basis of our assets.

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
Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012
Summary
Global coal markets in 2013 have been challenged by excess international seaborne coal supply and high coal stockpile inventories at U.S. electric power generation customers, the effects of which have impacted results in the current year. Indicators of improvement in those markets have thus far been mixed during the first three quarters of 2013.
Settlement prices for seaborne high quality hard coking coal (HQHCC) and low volatile pulverized coal injections products (LV PCI) were as follows for quarterly contracts commencing during the first three quarters of 2013 and 2012:

	HQHCC		Increase (Decrease) to Prices		LV PCI		Increase (Decrease) to Prices
Contract Commencement Month:	2013	2012	$	%	2013	2012	$	%
January	$165	$235	$(70)	(29.8)%	$124	$171	$(47)	(27.5)%
April	$172	$210	$(38)	(18.1)%	$141	$153	$(12)	(7.8)%
July	$145	$225	$(80)	(35.6)%	$116	$162	$(46)	(28.4)%
Trends in global demand for metallurgical coal have been positive during the nine months ended September 30, 2013, corresponding with a 2.7% increase in worldwide steel production during that period compared to the prior year, according to data recently published by the World Steel Association (WSA). The WSA expects that trend to continue throughout 2013, projecting a 3.1% full year increase in worldwide steel production in its October 2013 Short Range Outlook. However, seaborne metallurgical coal market segments have remained well-supplied, leading to the continued constraint on prices observed above. Prices for quarterly contracts commencing in October 2013 have improved on a sequential basis, settling at approximately $152 and $121 per tonne of HQHCC and LV PCI, respectively.
International seaborne thermal coal demand increased in the nine months ended September 30, 2013 compared to the prior year, led by imports into China, India, Japan and Europe. Nonetheless, those market segments also remain well-supplied. Annual thermal contracts commencing in the fourth quarter of 2013 for thermal coal exports out of Newcastle, Australia settled at approximately $86 per tonne, representing an 11% decline compared to fourth quarter 2012 settlements.
U.S. coal consumption increased 2% and 6% during the three and nine months ended September 30, 2013 compared to the prior year, led by the electric power generation sector, according to data recently published by the U.S. Energy Information Administration (EIA). Current year U.S. electric power generation from coal has benefited compared to the same periods in the prior year from gas-to-coal switching due to higher natural gas prices and higher heating-degree days during the first quarter of 2013, partially offset by lower cooling-degree days in the second and third quarters of 2013. Year-over-year changes in our U.S. sales volumes in the three and nine months ended September 30, 2013 were not indicative of the increase in coal consumption as electric power generation customers have continued to draw down on their coal stockpile inventories throughout the first three quarters of 2013.
Our revenues decreased during the three and nine months ended September 30, 2013 compared to the same periods in the prior year (three months, $261.2 million; nine months, $789.7 million) due to lower average realized pricing across our global platform, lower volumes in the U.S. and lower Trading and Brokerage contributions, partially offset by an increase in Australian Mining segment tons sold attributable to the benefit of expansion projects completed in 2012.

In light of lower revenues, we have remained focused on controlling costs at all levels of the organization throughout the current year. We completed owner-operator conversions at several of our Australian mines during the second quarter of 2013, realized productivity improvements at certain Australian operations acquired in late 2011 from optimization and remediation efforts completed in the prior year and reduced the use of contractors, temporary labor and overtime across the segment. These cost control initiatives partially offset the effect of lower coal prices. Overall, Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2013 compared to the same periods in the prior year (three months, $206.6 million; nine months, $680.0 million).
Net results attributable to common stockholders decreased in the three and nine months ended September 30, 2013 compared to the same periods in the prior year (three months, $69.0 million; nine months, $379.5 million). That decrease was driven by lower Adjusted EBITDA, an increase in depreciation, depletion and amortization and higher interest expense, partially offset by the impact of income taxes and a decline in losses from discontinued operations, as discussed below.
As of September 30, 2013, our available liquidity was approximately $2.2 billion. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Volumes		September 30,		to Volumes
	2013	2012	Tons	%	2013	2012	Tons	%
	(Tons in millions)				(Tons in millions)
Australian Mining	9.0	8.5	0.5	5.9%	25.9	23.3	2.6	11.2%
Western U.S. Mining	42.7	44.0	(1.3)	(3.0)%	117.9	124.4	(6.5)	(5.2)%
Midwestern U.S. Mining	6.9	7.0	(0.1)	(1.4)%	19.9	20.5	(0.6)	(2.9)%
Trading and Brokerage	10.5	7.1	3.4	47.9%	23.4	17.0	6.4	37.6%
Total tons sold	69.1	66.6	2.5	3.8%	187.1	185.2	1.9	1.0%
Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Revenues		September 30,		to Revenues
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$705.3	$866.0	$(160.7)	(18.6)%	$2,188.1	$2,605.0	$(416.9)	(16.0)%
Western U.S. Mining	705.4	783.5	(78.1)	(10.0)%	1,986.4	2,213.5	(227.1)	(10.3)%
Midwestern U.S. Mining	346.6	355.7	(9.1)	(2.6)%	1,013.3	1,050.3	(37.0)	(3.5)%
Trading and Brokerage	32.1	45.6	(13.5)	(29.6)%	54.6	173.7	(119.1)	(68.6)%
Corporate and Other	8.2	8.0	0.2	2.5%	28.5	18.1	10.4	57.5%
Total revenues	$1,797.6	$2,058.8	$(261.2)	(12.7)%	$5,270.9	$6,060.6	$(789.7)	(13.0)%
Revenues from our Australian Mining segment decreased during the three and nine months ended September 30, 2013 compared to the same periods in the prior year primarily due to the aforementioned decline in settlement prices for metallurgical and thermal coal (three months, $203.8 million; nine months, $676.3 million). That unfavorable pricing effect was partially offset by an increase in tons sold in the three and nine month periods (three months, $43.1 million; nine months, $259.4 million) resulting from improved production capacity and efficiency due to growth and development capital projects completed in the second half of 2012. The positive impact of increased production was somewhat tempered by geologic issues in the first quarter of 2013 at our Metropolitan Mine and in the second and third quarters of 2013 at our North Goonyella Mine. Metallurgical coal sales from our Australian Mining segment totaled 4.0 million and 3.5 million tons for the three months ended September 30, 2013 and 2012, respectively, and 11.7 million and 10.0 million tons for the nine months ended September 30, 2013 and 2012, respectively.

Western U.S. Mining segment revenues for the three and nine months ended September 30, 2013 were negatively affected by lower realized pricing compared to the same periods in the prior year (three months, $57.3 million; nine months, $109.5 million). The impact of year-over-year changes in volume and mix was also unfavorable for the three and nine months ended September 30, 2013 compared to the same periods in the prior year (three months, $20.8 million; nine months, $117.6 million), corresponding with the respective 3.0% and 5.2% decreases in tons sold noted above.
Midwestern U.S. Mining segment revenues decreased slightly during the three and nine months ended September 30, 2013 compared to the same periods in the prior year, predominantly from a decrease in sales volumes.
Trading and Brokerage segment revenues for the three and nine months ended September 30, 2013 decreased compared to the same periods in the prior year due to unfavorable changes in the fair value of our global financial trading positions, lower realized prices on physical shipments, the expiration of certain brokerage contracts, a decrease in throughput from third-party U.S. coal producers reflecting lower year-over-year U.S. production and performance issues related to certain international counterparties.
Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			Increase (Decrease)				Increase (Decrease)
	Three Months Ended		to Segment Adjusted		Nine Months Ended		to Segment Adjusted
	September 30,		EBITDA		September 30,		EBITDA
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$74.8	$221.4	$(146.6)	(66.2)%	$287.7	$757.4	$(469.7)	(62.0)%
Western U.S. Mining	193.5	243.9	(50.4)	(20.7)%	508.9	616.3	(107.4)	(17.4)%
Midwestern U.S. Mining	112.4	103.5	8.9	8.6%	331.5	317.4	14.1	4.4%
Trading and Brokerage	17.2	35.7	(18.5)	(51.8)%	(7.8)	109.2	(117.0)	(107.1)%
Segment Adjusted EBITDA	$397.9	$604.5	$(206.6)	(34.2)%	$1,120.3	$1,800.3	$(680.0)	(37.8)%
Adjusted EBITDA from our Australian Mining segment was adversely affected during the three and nine months ended September 30, 2013 compared to the same periods in the prior year by lower metallurgical and thermal coal pricing, net of sales-related costs (three months, $186.3 million; nine months, $626.0 million), costs associated with the geologic issues at our North Goonyella Mine noted above (three months, $43.1 million; nine months, $52.8 million) and inflationary cost escalations (three months, $15.8 million; nine months, $45.6 million). Those factors were partially offset by the benefits of production efficiencies realized in the current year at certain surface mining operations (three months, $17.4 million; nine months, $198.6 million) and our ongoing cost containment initiatives (three months, $30.3 million; nine months, $95.4 million). Segment results for the three months ended September 30, 2013 were also favorably affected by the timing of scheduled longwall moves at our North Wambo Underground Mine, which occurred during the second quarter of 2013 and third quarter of 2012 ($25.6 million). The impact of foreign currency rates on operating costs, net of hedging and remeasurement, was favorable compared to the prior year during the three months ended September 30, 2013 ($15.7 million) and unfavorable during the nine months then ended ($34.1 million). While tons sold increased by 5.9% and 11.2% during the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year, the resulting benefits were largely offset by lower weighted-average margins experienced across the platform.
Lower Western U.S. Mining segment Adjusted EBITDA for the three and nine months ended September 30, 2013 compared to the same periods in the prior year reflects lower realized prices, net of sales-related costs (three months, $35.6 million; six months, $71.6 million), and the decline in tons sold (three months, $11.8 million; nine months, $86.9 million). The year-over-year impact of operations support spending was slightly unfavorable during the three months ended September 30, 2013 due to the timing of scheduled maintenance and favorable during the nine months then ended attributable to cost containment initiatives ($31.2 million).
Midwestern U.S. Mining segment Adjusted EBITDA increased for the three and nine months ended September 30, 2013 compared to the same periods in the prior year. The effects of lower volumes and revenues discussed above were more than offset by a change in production mix toward lower-cost operations and other cost containment initiatives.

Trading and Brokerage segment Adjusted EBITDA for the three and nine months ended September 30, 2013 decreased compared to the same periods in the prior year. In addition to the revenue items noted above, Trading and Brokerage results were adversely impacted in the nine months ended September 30, 2013 by a $20.6 million charge related to the Gulf Power litigation. Refer to Note 16. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information related to that matter, which information is incorporated herein by reference.
Income (Loss) From Continuing Operations Before Income Taxes
The following table presents income (loss) from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Segment Adjusted EBITDA	$397.9	$604.5	$(206.6)	(34.2)%	$1,120.3	$1,800.3	$(680.0)	(37.8)%
Corporate and Other Adjusted EBITDA (1)	(85.9)	(136.9)	51.0	37.3%	(273.9)	(371.1)	97.2	26.2%
Depreciation, depletion and amortization	(186.4)	(172.5)	(13.9)	(8.1)%	(542.8)	(470.7)	(72.1)	(15.3)%
Asset retirement obligation expenses	(13.4)	(21.1)	7.7	36.5%	(50.7)	(53.3)	2.6	4.9%
Asset impairment	—	(7.7)	7.7	100.0%	(21.5)	(7.7)	(13.8)	(179.2)%
Amortization of basis difference related to equity affiliates	—	0.2	(0.2)	(100.0)%	(4.0)	(3.0)	(1.0)	(33.3)%
Interest expense	(111.0)	(99.4)	(11.6)	(11.7)%	(323.1)	(308.3)	(14.8)	(4.8)%
Interest income	4.2	5.1	(0.9)	(17.6)%	11.2	19.7	(8.5)	(43.1)%
Income (loss) from continuing operations before income taxes	$5.4	$172.2	$(166.8)	(96.9)%	$(84.5)	$605.9	$(690.4)	(113.9)%

(1)
Corporate and Other Adjusted EBITDA includes selling and administrative expenses, income (losses) from equity affiliates, gains (losses) on certain asset sales, costs associated with past mining activities, certain coal royalty expenses, resource management costs and revenues and expenses related to our other commercial activities, such as generation development and Btu Conversion.

Results from continuing operations before income taxes for the three and nine months ended September 30, 2013 declined compared to the same periods in the prior year. In addition to the decrease in Segment Adjusted EBITDA discussed above, our current year results reflect comparatively higher depreciation, depletion and amortization and interest expense. Those negative factors were partially offset by an improvement in Corporate and Other Adjusted EBITDA and lower asset retirement obligation expenses compared to the same periods in the prior year. Results from continuing operations before income taxes include an asset impairment charge of $21.5 million for the nine months ended September 30, 2013 and a charge of $7.7 million in both the three and nine months ended September 30, 2012.
The favorable change in Corporate and Other Adjusted EBITDA during the three and nine months ended September 30, 2013 compared to the same periods in the prior year reflects lower postretirement health care costs due to favorable health care cost trend rates (three months, $6.4 million; nine months, $19.3 million), reduced selling and administrative expenses resulting from our ongoing cost containment initiatives (three months, $13.7 million; nine months, $18.3 million) and improved results from equity affiliates (three months, $18.8 million; nine months, $11.9 million). The latter variance was driven by the implementation of certain operational improvements, including an owner-operator conversion, at the Middlemount Mine in Queensland, Australia during the third quarter of 2013. Corporate and Other Adjusted EBITDA for the nine months ended September 30, 2013 also reflects a second quarter 2013 gain of $40.3 million on the sale of non-strategic coal reserves and surface lands in Kentucky and a charge of $15.0 million due to an increase in estimate of our undiscounted liabilities for environmental cleanup-related costs associated with Gold Fields Mining, LLC, a dormant, non-coal producing entity that was previously managed and owned by our predecessor owner and transferred to us in a February 1997 spin-off.

The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$(102.3)	$(86.8)	$(15.5)	(17.9)%	$(291.3)	$(235.9)	$(55.4)	(23.5)%
Western U.S. Mining	(56.5)	(57.5)	1.0	1.7%	(165.5)	(156.4)	(9.1)	(5.8)%
Midwestern U.S. Mining	(19.5)	(21.2)	1.7	8.0%	(61.0)	(59.8)	(1.2)	(2.0)%
Trading and Brokerage	(0.2)	(0.2)	—	—%	(0.5)	(0.5)	—	—%
Corporate and Other	(7.9)	(6.8)	(1.1)	(16.2)%	(24.5)	(18.1)	(6.4)	(35.4)%
Total	$(186.4)	$(172.5)	$(13.9)	(8.1)%	$(542.8)	$(470.7)	$(72.1)	(15.3)%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Australian Mining	$5.01	$4.40	$5.20	$5.19
Western U.S. Mining	0.79	0.77	0.82	0.69
Midwestern U.S. Mining	0.39	0.45	0.40	0.39
The increase in depreciation, depletion and amortization expense noted in the three and nine months ended September 30, 2013 compared to the same periods in the prior year was predominantly driven by higher expense from our Australian Mining segment. That increase was primarily due to a year-over-year increase in tons sold during both current year periods presented, additional expense from growth and development projects completed in late 2012 and the depreciation of additional capital equipment acquired in connection with owner-operator conversions completed in the second quarter of 2013. Those increases were partially offset by lower asset bases at certain sites due to asset impairment charges recognized in the fourth quarter of 2012. Depreciation, depletion and amortization expense in the three and nine months ended September 30, 2012 was affected by provisional fair value adjustments associated with our 2011 acquisition of Macarthur Coal Limited, which lowered expense by $4.7 million and $12.2 million, respectively, in those periods.
Depreciation, depletion and amortization from our Western U.S. Mining segment during the three and nine months ended September 30, 2013 reflects a shift in production mix toward higher depletion rate coal reserve locations.
Asset retirement obligation expenses were lower for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The decrease was largely attributable to lower ongoing reclamation rates from our Western U.S. Mining segment due to favorable changes in cost trends, partially offset by the effect of increased production volumes from our Australian Mining segment and an increase in reclamation rates at certain of our Australian mines associated with recently completed expansion projects. Asset retirement obligation expenses in the three and nine months ended September 30, 2012 reflect a provisional fair value adjustment associated with our 2011 acquisition of Macarthur Coal Limited that increased expense by $3.7 million in those periods.
Asset impairment for the nine months ended September 30, 2013 was comprised of a $21.5 million charge associated with the other-than-temporary impairment of our investment in Winsway Coking Coal Holdings Limited (Winsway) equity securities. Refer to Note 4. "Investments" to the accompanying unaudited condensed consolidated financial statements for additional information related to our holding of Winsway equity securities, which information is incorporated herein by reference. Asset impairment for the three and nine months ended September 30, 2012 was comprised of a $7.7 million charge to fully impair the carrying value of a cost method investment, the details of which are described further in Note 13. "Resource Management and Other Commercial Events" to the accompanying unaudited condensed consolidated financial statements and are incorporated herein by reference.

Interest expense for the three and nine months ended September 30, 2013 included higher early debt extinguishment charges compared to the same periods in the prior year (three months, $11.5 million; nine months, $14.1 million) attributable to the execution of the 2013 Credit Facility during the third quarter of 2013 and, for the year-to-date period, higher voluntary debt repayments and repurchases. Refer to the "Liquidity and Capital Resources" section below for additional information related to the 2013 Credit Facility. Interest expense also increased for the three and nine month periods due to higher interest rates associated with our previous Term Loan and 2011 Term Loan Facility and, for the year-to-date period, $6.9 million in pre-judgment interest recognized in the second quarter of 2013 associated with the Gulf Power litigation. Those factors were partially offset by the beneficial effect of lower average debt levels in the current year.
Income from Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Income (loss) from continuing operations before income taxes	$5.4	$172.2	$(166.8)	(96.9)%	$(84.5)	$605.9	$(690.4)	(113.9)%
Income tax (benefit) provision	(18.6)	49.3	67.9	137.7%	(199.6)	85.5	285.1	333.5%
Income from continuing operations, net of income taxes	$24.0	$122.9	$(98.9)	(80.5)%	$115.1	$520.4	$(405.3)	(77.9)%
Income from continuing operations, net of income taxes, for the three and nine months ended September 30, 2013 declined compared to the same periods in the prior year due to lower before-tax earnings discussed above, partially offset by the effect of an income tax benefit recorded in both current year periods.
The year-over-year positive effect of income taxes was driven by the decline in before-tax earnings (three months, $61.0 million; nine months, $236.8 million), a decrease in our net unrecognized tax benefits, interest and penalties recorded during the third quarter of 2013 ($66.5 million) and the impact of foreign income tax account remeasurement (three months, $16.2 million; nine months, $46.8 million). Income tax benefit for the nine months ended September 30, 2013 was also positively affected by royalty allowance benefits recognized related to the Australian minerals and resource rent tax (MRRT) ($57.8 million) and the release of $25.5 million in U.S. capital loss valuation allowance during the second quarter of 2013 due to a change in expected realization upon sale of non-strategic U.S. coal reserves and surface lands discussed above. Those factors were partially offset by the impact of a change in earnings mix towards higher tax rate jurisdictions in 2013 and a net tax benefit of $59.7 million recognized in the second quarter of 2012 related to a tax restructuring of our Australian tax consolidation group.

Adjusted Income From Continuing Operations
The following table presents Adjusted Income from Continuing Operations:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations, net of income taxes	$24.0	$122.9	$(98.9)	(80.5)%	$115.1	$520.4	$(405.3)	(77.9)%
Asset impairment	—	7.7	(7.7)	(100.0)%	21.5	7.7	13.8	179.2%
Income tax benefit related to asset impairment and mine closure costs	—	(2.9)	2.9	100.0%	—	(2.9)	2.9	100.0%
Remeasurement (benefit) expense related to foreign income tax accounts	(2.6)	13.6	(16.2)	(119.1)%	(38.1)	8.7	(46.8)	(537.9)%
Adjusted Income from Continuing Operations	$21.4	$141.3	$(119.9)	(84.9)%	$98.5	$533.9	$(435.4)	(81.6)%
Adjusted Income from Continuing Operations decreased for the three and nine months ended September 30, 2013 compared to the same periods in the prior year. That decrease reflected declines in Segment Adjusted EBITDA, higher expenses related to depreciation, depletion and amortization and interest and lower interest income, partially offset by an improvement in Corporate and Other Adjusted EBITDA, lower asset retirement obligation expenses and the effect of income taxes, as discussed above.
Net (Loss) Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)				(Dollars in millions)
Income from continuing operations, net of income taxes	$24.0	$122.9	$(98.9)	(80.5)%	$115.1	$520.4	$(405.3)	(77.9)%
Loss from discontinued operations, net of income taxes	(43.1)	(81.3)	38.2	47.0%	(66.5)	(92.7)	26.2	28.3%
Net (loss) income	(19.1)	41.6	(60.7)	(145.9)%	48.6	427.7	(379.1)	(88.6)%
Less: Net income (loss) attributable to noncontrolling interests	7.0	(1.3)	(8.3)	(638.5)%	7.8	7.4	(0.4)	(5.4)%
Net (loss) income attributable to common stockholders	$(26.1)	$42.9	$(69.0)	(160.8)%	$40.8	$420.3	$(379.5)	(90.3)%
Net results attributable to common stockholders decreased in the three and nine months ended September 30, 2013 compared to the same periods in the prior year largely due to the decline in income from continuing operations, net of income taxes, discussed above and higher allocated earnings to noncontrolling interests, partially offset by a decline in losses from discontinued operations, net of income taxes.

Results from discontinued operations for the three and nine months ended September 30, 2013 reflected a before- and after-tax impairment charge of $45.2 million and $32.4 million, respectively, related to our held-for-sale Wilkie Creek Mine in Queensland, Australia. Results from discontinued operations for the three and nine months ended September 30, 2012 included before- and after-tax charges of $116.7 million and $75.0 million, respectively, recognized in connection with the shutdown of our former Air Quality Mine in Indiana. Refer to Note 3. "Discontinued Operations" to the accompanying unaudited condensed consolidated financial statements for additional information related to those charges, which information is incorporated herein by reference. The impact of lower expenses associated with asset impairment and mine closure costs during the three and nine months ended September 30, 2013 compared to the same periods in the prior year was partially offset by higher litigation-related expense associated with previously divested operations.
Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to EPS		September 30,		to EPS
	2013	2012	$	%	2013	2012	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.06	$0.46	$(0.40)	(87.0)%	$0.40	$1.89	$(1.49)	(78.8)%
Loss from discontinued operations	(0.16)	(0.30)	0.14	46.7%	(0.25)	(0.34)	0.09	26.5%
Net (loss) income	$(0.10)	$0.16	$(0.26)	(162.5)%	$0.15	$1.55	$(1.40)	(90.3)%
Diluted EPS decreased in the three and nine months ended September 30, 2013 compared to the same periods in the prior year commensurate with the decline in results from continuing operations between those periods, partially offset by lower losses from discontinued operations, net of income taxes.
Adjusted Diluted EPS
The following table presents Adjusted Diluted EPS:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to EPS		September 30,		to EPS
	2013	2012	$	%	2013	2012	$	%
Adjusted Diluted EPS Reconciliation:
Income from continuing operations	$0.06	$0.46	$(0.40)	(87.0)%	$0.40	$1.89	$(1.49)	(78.8)%
Asset impairment, net of income taxes	—	0.02	(0.02)	(100.0)%	0.08	0.02	0.06	300.0%
Remeasurement (benefit) expense related to foreign income tax accounts	(0.01)	0.05	(0.06)	(120.0)%	(0.14)	0.03	(0.17)	(566.7)%
Adjusted Diluted EPS	$0.05	$0.53	$(0.48)	(90.6)%	$0.34	$1.94	$(1.60)	(82.5)%
Adjusted Diluted EPS decreased in the three and nine months ended September 30, 2013 compared to the same periods in the prior year commensurate with the decline in Adjusted Income from Continuing Operations between those periods.
Other
The net fair value of our foreign currency cash flow hedge portfolio decreased from a net asset of $286.9 million at December 31, 2012 to a net liability of $272.4 million at September 30, 2013, due to a decrease in Australian dollar exchange rates between those dates ($402.2 million) and a net gain realized on hedge contracts that expired during the nine months ended September 30, 2013 ($157.1 million).

Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
Near-term, international coal market segments remain well-supplied, which is constraining seaborne coal prices. However, international seaborne coal demand continues to show signs of growth, particularly in the Asia-Pacific region. In response to lower market prices, a number of seaborne coal suppliers have announced production cuts and reduced planned capital investments. Despite a milder than normal summer in 2013, U.S. thermal coal market segments saw an increase in coal consumption during the nine months ended September 30, 2013 compared to the prior year due to a rise in natural gas prices and comparatively colder weather in the first quarter of 2013. Much of that increase in demand was served through customer coal stockpile drawdowns as coal shipments declined during that period compared to the prior year.
Global Macroeconomic Indicators. The International Monetary Fund (IMF) lowered its global economic growth estimates for 2013 and 2014 in its October 2013 World Economic Outlook compared to previous forecasts due to projections of slower growth in key emerging markets and a continued tepid recovery in the Euro area. Selected regional and worldwide projections of 2013 and 2014 macroeconomic growth, as measured by recent International Monetary Fund forecasts of gross domestic product (GDP), are presented below:

	GDP Growth (%)
Region:	2013	2014
U.S.	1.6%	2.6%
China	7.6%	7.3%
India	3.8%	5.1%
Worldwide	2.9%	3.6%
Seaborne Thermal Coal Market Segments and Our Position. According to preliminary China Customs data, China's net thermal coal imports have increased 19% over the prior year through September 2013. This continues a trend from 2012 when China set a new record for annual coal imports. China's coal-fueled electricity generation has risen 7% through September compared to the same period in the prior year, according to the China Electricity Council and National Bureau of Statistics. According to the India Central Electric Authority, Indian bituminous coal-fueled electricity generation increased 9% through September compared to the same period in the prior year. India's coal import growth has continued in 2013 with a 37% rise in thermal coal imports through September compared to the same period in the prior year, led by the increase in coal-fueled electricity generation and continued domestic production challenges. Japan continues to turn to coal-fueled electricity generation due to high seaborne natural gas prices and reduced nuclear generation.
In spite of the continued growth in international thermal coal demand, seaborne thermal coal market segments remained well-supplied during the first three quarters of 2013, which led to constrained index prices through the third quarter of 2013 for thermal coal originating from Newcastle, Australia. Japanese fiscal year annual thermal contracts originating from Newcastle, Australia commencing in April 2013 have been settled at approximately $95 per tonne, a decline from the corresponding prior year level of $115 per tonne. We are targeting our 2013 Australian thermal exports of 11 to 12 million tons.
Seaborne Metallurgical Coal Market Segments and Our Position. The WSA reported that global steel production grew by 2.7% in the nine months ended September 30, 2013 compared to the prior year, with an increase in Asian steel production during that period offsetting a decline in steel production for the rest of the world. Continuing urbanization trends and improving industrial production drove a 8.0% increase in China's steel production during the nine months ended September 30, 2013 compared to the same period in the prior year. In its October 2013 Short Range Outlook, the WSA forecasted year-over-year apparent steel use growth of 3.1% and 3.3% in 2013 and 2014, respectively.
Metallurgical coal prices for HQHCC and LV PCI settled at approximately $152 and $121 per tonne, respectively, for quarterly contracts commencing in October 2013. We expect to settle the majority of our 2013 metallurgical coal production in line with quarterly or monthly benchmarks, as adjusted for quality differentials on delivered coal, with approximately 40% expected to be sold on a shorter-term basis. We are targeting total 2013 metallurgical coal sales of approximately 15 to 16 million tons. Our total Australian coal sales for 2013 are targeted at 34 to 36 million tons.

U.S. Thermal Coal Market Segments and Our Position. Thermal coal market conditions in the U.S. improved during the nine months ended September 30, 2013 compared to the same period in the prior year. We observed gas-to-coal switching during that period as natural gas prices have increased from 2012 levels, driving a 14% decline in electric power generation from natural gas during the nine months ended September 30, 2013 compared to the same period in the prior year. Coal consumption increased 6% during the nine months ended September 30, 2013 compared to the prior year, while coal shipments fell 3% between those periods due to customer drawdowns on coal inventory stockpiles. We estimate that coal inventories for Southern Powder River Basin customers were approximately 26% below corresponding prior year levels on a day's-burn basis as of September 30, 2013.
In its October 2013 Short-Term Energy Outlook, the EIA projected U.S. electricity generation from coal to increase in 2013 compared to 2012, while electricity generation from natural gas is expected to decline from 2012 levels. The EIA projects the price of natural gas to increase by 35% in 2013 compared to 2012 to an average of $3.71 per MMBtu, resulting in a 10% decline in electricity generation from natural gas. The EIA also projects electricity generation from coal to continue to rebound in 2013 and increase by 6% over 2012, while still falling short of levels realized in 2011. The EIA projects that coal will increase its total share of U.S. electric power generation to 40% in 2013 from 37% in 2012.
We are targeting our 2013 U.S. volumes at 185 to 190 million tons with essentially all of those volumes committed and priced. As of September 30, 2013, we had 75% to 85% of 2014 volumes priced based on projected 2013 production levels. We anticipate that average realized pricing from our U.S. mining operations will decrease 5% to 10% on a per-ton basis in 2013 compared to 2012 due to new U.S. coal supply agreements and price reopener provisions in certain of our existing U.S. coal supply agreements.
Operating Cost and Capital Update. In an effort to mitigate pressures from the challenging global coal market environment, we remain focused on cost containment activities. We implemented programs across our global platform in 2012 to reduce our workforce and lower spending for outside services and contractors and continue to seek further cost savings opportunities. We expect a 2% to 3% decrease in our per-ton U.S. operating costs and expenses in full year 2013 compared to the prior year. In Australia, the full year 2013 impacts on our operating costs of transition costs associated with the completion of certain owner-operator conversions, a higher mix of metallurgical coal production, which has higher production costs compared to our thermal coal production, and the full year effect of Australia's Carbon Pricing Framework are expected to be offset by subsequent cost savings from those owner-operator conversions, productivity improvements at certain Australian operations acquired in late 2011 and the benefit of cost control programs compared to 2012.
We also remain focused on tightening capital spending and have lowered our targeted 2013 capital spending levels from our previous guidance of a range of $350 million to $450 million to a range of $350 million to $400 million.
Regulatory Update
Proposed New Source Performance Standards (NSPS) for Fossil Fuel-Fired Electricity Utility Generating Units. On April 13, 2012, the EPA published for comment proposed NSPS for emissions of carbon dioxide for new fossil fuel-fired electric utility generating units. On June 25, 2013, the U.S. President directed the EPA, which indicated its intention to issue a new proposal in light of over 2 million comments on its current proposal and ongoing developments in the industry, to issue that new proposal by September 30, 2013 and to finalize it in a timely manner. The EPA has not yet proposed rules for modified or existing sources. However, on June 25, 2013, the President directed the EPA to use its authority under sections 111(b) and 111(d) of the Clean Air Act to issue standards, regulations or guidelines, as appropriate, addressing carbon pollution from existing, modified and reconstructed power plants. The President also requested that the EPA: (a) issue a proposal addressing such matters by June 1, 2014; (b) finalize it by June 1, 2015; and (c) include, in the guidelines addressing existing power plants, a requirement that States submit to the EPA implementation plans required under Section 111(d) of the Clean Air Act by June 30, 2016. On September 20, 2013, the EPA revoked its April 13, 2012 proposal and issued new proposed NSPS for emissions of carbon dioxide for new fossil fuel-fired electric utility generating units. If those standards are adopted as proposed, it is unlikely, with a few possible exceptions, that any new coal-fired electric utility generating units could be constructed in the U.S. as CCS technologies are not yet commercially viable. We believe that any final rules issued by the EPA in this area will be challenged.

More recently, in October 2013 the U.S. Supreme Court agreed to accept six petitions seeking review of a Court of Appeals decision that upheld several EPA rules relating to greenhouse gas emissions. It did not disturb the Court of Appeals decision upholding EPA’s 2009 “endangerment finding” with respect to greenhouse gas emissions from new motor vehicles, limiting the issue before it raised by the petitions to whether the EPA had permissibly determined that its 2009 endangerment finding in turn triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases. The U.S. Supreme Court’s decision in this case could have a significant impact on EPA rules, proposed rules and rules under development that may affect the demand for coal, including the proposed NSPS for carbon dioxide emissions from new fossil fuel-fired electric utility generating units and the performance standards under development for carbon dioxide emissions from existing power plants.
Cross State Air Pollution Rule (CSAPR). On July 6, 2011, the EPA finalized the CSAPR, which requires 28 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. The CSAPR is one of a number of significant regulations the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions were to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While the CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and on December 30, 2011, the U.S. Court of Appeals for the District of Columbia stayed the rule and advised that the EPA is expected to continue administering the Clean Air Interstate Rule (CAIR) until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a 2 to 1 decision, concluding that the rule was beyond the EPA's statutory authority. On October 5, 2012, the EPA petitioned for en banc review of that decision by the entire U.S. Court of Appeals for the District of Columbia Circuit, which denied the EPA's petition on January 24, 2013. On March 29, 2013, the Solicitor General's Office, on behalf of the EPA, and, separately, certain non-governmental organizations, filed petitions for writs of certiorari with the U.S. Supreme Court seeking Supreme Court review of the Court of Appeals decision. On June 24, 2013, the Supreme Court granted these petitions. The Supreme Court scheduled oral arguments for December 10, 2013 and will likely issue a decision by June 2014.
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
Australian Elections. A federal election to determine the members of the 44th Parliament of Australia was held on September 7, 2013, resulting in the overall defeat of the incumbent Australian Labor Party by the Liberal-National Party coalition (the Coalition). Prior to the election, the Coalition called for the repeal of the Australian government’s carbon pricing framework and Minerals Resource Rent Tax and reiterated that stance when it released its Resource and Energy Policy. While we would anticipate a modest improvement in our costs from the repeal of this legislation, the timing and likelihood of success of such a repeal remains subject to uncertainty.
Long-Term Outlook
While the recent declines in global coal prices due to the stagnant economic conditions and increased supply have tempered near-term expectations, our long-term global outlook remains positive, particularly in the Pacific regions. We expect long-term pricing growth will occur from a lower base than previously anticipated. According to the BP Statistical Review of World Energy 2013, coal has been the fastest growing major fuel in the world for the past decade. The International Energy Agency (IEA) estimates in its World Energy Outlook 2012, current policies scenario, that worldwide primary energy demand will grow 47% between 2010 and 2035. Demand for coal during this time period is projected to rise 59%, and the growth in global electricity generation from coal is expected to be greater than the growth in oil, natural gas, nuclear, hydro, geothermal and solar combined. China and India are expected to account for more than 75% of the coal-based primary energy demand growth projected from 2010 to 2035.
Under the current policies scenario, the IEA expects coal to retain its strong presence as a fuel for the power sector worldwide. Coal's share of the power generation mix was 41% in 2010. By 2035, the IEA estimates that coal's fuel share of power generation to be 42% as it continues to have the largest share of worldwide electric power production.

The IEA projects that global natural gas-fueled electricity generation will have a compound annual growth rate of 2.7%, from 4.8 trillion kilowatt hours in 2010 to 9.3 trillion kilowatt hours in 2035. The total amount of electricity generated from natural gas is expected to be a little over one-half the total for coal, even in 2035. Renewables are projected to comprise 23% of the 2035 fuel mix versus 20% in 2010. Nuclear power is expected to grow 42%, however its share of total generation is expected to fall from 13% to 10% between 2010 and 2035. The planned shutdown of nuclear power plants in Japan and Germany may impact these projections. Generation from liquid fuels is projected to decline at an average pace of 1.6% annually to a 1.7% share of the 2035 generation mix.
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
Liquidity and Capital Resources
Capital Resources
Our primary sources of cash are proceeds from the sale of our coal production to customers and cash provided by our trading and brokerage activities. To a lesser extent, we also generate cash from the sale of non-strategic assets, including coal reserves and surface lands, and, from time to time, the issuance of securities.
Credit Facility Refinancing. In order to extend our debt maturities and enhance our liquidity and financial flexibility, on September 24, 2013, we entered into an amended and restated secured credit agreement (the 2013 Credit Facility), which provides for a $1.65 billion revolving credit facility (the 2013 Revolver) and a $1.20 billion term loan facility (the 2013 Term Loan Facility), and concurrently terminated our obligations under our previously outstanding term loan and revolving credit facilities. Proceeds of the 2013 Term Loan Facility, which amounted to $1.19 billion, net of original issue discount, were used to pay off amounts outstanding under our previous Term Loan and 2011 Term Loan Facility, which had then-outstanding principal amounts of $301.8 million and $862.5 million, respectively. We recognized an aggregate loss of $11.5 million on the write-off of previously deferred financing costs related to those facilities during the three and nine months ended September 30, 2013, which was classified in "Interest expense" in the unaudited condensed consolidated statement of operations for those periods.
Refer to Note 10. "Long-term Debt" to the accompanying unaudited condensed consolidated financial statements for additional information related to our 2013 Credit Facility, which information is incorporated herein by reference.
Cash and Cash Equivalents. We hold cash balances within the U.S. and in several other locations around the world. As of September 30, 2013, approximately $350 million of our cash was held by U.S. entities, with the remaining balance held by foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. We do not expect restrictions or potential taxes on the repatriation of amounts held by our foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Liquidity. In addition to cash and cash equivalents, our liquidity includes the available balances from our 2013 Revolver and an accounts receivable securitization program. Our available liquidity was $2.2 billion as of September 30, 2013, which was substantially comprised of $1.6 billion available for borrowing under the Revolver (net of outstanding letters of credit of $94.7 million), cash and cash equivalents of $551.3 million and $148.3 million of available capacity from our accounts receivable securitization program. Our available liquidity as of September 30, 2013 was also impacted by posted security for certain litigation matters.

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
Our ability to obtain external financing and the cost of such financing may be affected by our credit ratings, which are periodically reviewed by the three major credit rating agencies. During the third quarter of 2013, those agencies downgraded our corporate credit rating by one notch, due in part to prolonged weakness in global coal markets, while maintaining a stable ratings outlook. Based on our current financial condition and credit relationships, we continue to believe that we currently have the ability to access capital markets, if needed, as evidenced by the completion of the Credit Facility Refinancing in the third quarter of 2013. That refinancing has extended our debt maturities such that we have no significant debt maturities until 2016. Any adverse changes in our financial condition or liquidity or additional uncertainty in capital markets could negatively impact our ability to access such funds and, in turn, reduce the availability of our cash flows to fund discretionary spending, including capital expenditures for growth and development projects, acquisitions, share repurchases, dividend payments, contributions to our postretirement plans in excess of regulatory requirements and voluntary debt repayments.
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
Additions to property, plant, equipment and mine development for the nine months ended September 30, 2013 included expenditures associated with the completion of late-stage owner-operator conversions at our Wilpinjong, Millennium and Wambo Open-Cut mines in Australia, which were finalized in April 2013, and the ongoing modernization of our Metropolitan Mine operations.
In response to the challenging global coal market environment experienced in 2013, we have sought to significantly reduce aggregate capital additions from 2012 levels of $996.7 million. As noted previously, we anticipate full year 2013 capital spending of $350 million to $400 million. We expect to allocate approximately 65% of that target to maintaining the existing productive capacity of our global mining platform, with the remainder allotted to development and operational improvement projects, mainly in Australia. We currently plan to defer certain new and early-stage growth and development projects across our global platform to time periods beyond 2013 and continue to evaluate the timing associated with those projects based on changes in global coal market demand.
Federal Coal Lease Expenditures. During the nine months ended September 30, 2013, our cash used in investing activities included federal coal lease expenditures of $89.5 million related to our Western U.S. Mining segment operations. We anticipate that such expenditures will total $277.1 million in 2013, with the remainder to be paid in the fourth quarter.

Total Indebtedness. Our total indebtedness as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Term Loan due June 2015	$—	$418.8
2011 Term Loan Facility due October 2016	—	912.5
2013 Term Loan Facility due September 2020	1,188.0	—
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
7.875% Senior Notes due November 2026	247.5	247.4
Convertible Junior Subordinated Debentures due December 2066	379.1	377.4
Capital lease obligations	33.5	104.6
Other	1.0	33.8
Total Debt	$6,007.5	$6,252.9
Long-term Debt Covenants. Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants, with which we were in compliance as of September 30, 2013. We are permitted to pay dividends, buy and sell assets and make redemptions or repurchases of capital stock when in compliance with our financial covenants and customary default provisions (including compliance on a pro forma basis giving effect to such transactions), subject to certain restrictions imposed by the 2013 Credit Facility. That agreement also limits our ability to make dividends from the top-level Gibraltar holding company of our Australian operations to our domestic subsidiaries in an amount in excess of $500 million per year. We do not expect the restrictions imposed by our debt covenants to have a material effect on our overall liquidity, financial condition or ability to continue to pay dividends for the foreseeable future.
Debt Prepayments and Repurchases. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.
During the nine months ended September 30, 2013, prior to the completion of the 2013 Credit Facility, we voluntarily prepaid $167.0 million in aggregate principal amount of our Term Loan and 2011 Term Loan Facility with existing cash on hand. Additionally, we repurchased $32.4 million of certain Australian private placement bonds (previously presented in "Other" in the above schedule) with existing cash on hand. We recognized losses on debt extinguishment of $5.4 million associated with the foregoing transactions, which were classified in "Interest expense" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2013.
Margin. As part of our trading and brokerage activities, we may be eligible to receive or required to post margin with an exchange or certain of our over-the-counter trading counterparties. The amount and timing of margin received or posted can vary with the volume of trades and market price volatility. Total net margin held at September 30, 2013 and December 31, 2012 was $76.0 million and $133.2 million, respectively. For the nine months ended September 30, 2013, net cash outflows from margin were $57.2 million. For the nine months ended September 30, 2012, net cash inflows from margin were $145.5 million. We were not required to post additional margin related to our derivative trading activities as a result of the corporate credit rating downgrade that occurred during the third quarter of 2013.
There were no other material changes to our capital resources or capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.
Contractual Obligations
Other than matters outlined above, there were no other material changes to our contractual obligations from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Historical Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012, as reported in the accompanying unaudited condensed consolidated financial statements:

	Nine Months Ended		Increase (Decrease)
	September 30,		to Cash and Cash Equivalents
	2013	2012	$	%
	(Dollars in millions)
Net cash provided by operating activities	$544.0	$1,291.5	$(747.5)	(57.9)%
Net cash used in investing activities	(260.1)	(921.8)	661.7	71.8%
Net cash used in financing activities	(291.4)	(520.8)	229.4	44.0%
Net change in cash and cash equivalents	(7.5)	(151.1)	143.6	95.0%
Cash and cash equivalents at beginning of period	558.8	799.1	(240.3)	(30.1)%
Cash and cash equivalents at end of period	$551.3	$648.0	$(96.7)	(14.9)%
Operating Activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2013 compared to the same period in the prior year was driven by the following:

•	Lower results from operations, largely driven by lower pricing;

•	An unfavorable change in margin cash flows associated with our trading and brokerage activities ($202.7 million);

•
The timing of disbursements associated with our accounts payable and certain accrued liabilities ($114.1 million, including an advance tax deposit with the Australian Tax Office as a condition to proceed with litigation on the disputed tax assessment); and

•	The timing of cash receipts related to customer receivables ($113.4 million); partially offset by

•	Lower comparative inventory builds as we seek to control our inventory levels in response to market demand ($102.4 million); and

•	Lower cash spending associated with our discontinued operations ($48.6 million).
Investing Activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2013 compared to the same period in the prior year was mainly due to:

•
Lower current year capital spending as we seek to carefully control the deployment of capital amid a challenged global coal market environment ($400.8 million, net of changes in accrued expenses related to capital expenditures);

•	Lower federal coal lease expenditures related to our Western U.S. Mining operations due to the timing of associated disbursements ($158.4 million); and

•	Greater proceeds from the disposal of assets, driven by cash received from the sale of non-strategic U.S. coal reserves and surface lands ($39.8 million).
Financing Activities. The decrease in net cash used in financing activities for the nine months ended September 30, 2013 compared to the same period in the prior year was reflective of the following:

•
Lower repayments of long-term debt, net of proceeds ($109.7 million), mainly due to current year voluntary repayments and repurchases of $199.4 million in aggregate principal amount related to our previous Term Loan, 2011 Term Loan Facility and Australian private placement bonds discussed above compared to prior year voluntary repayments of $241.6 million in aggregate principal amount on our 6.00% and 6.25% Senior Notes; and

•	Prior year common stock repurchases ($99.9 million); and

•	Payments made in the prior year associated with the acquisition of the noncontrolling interest in MCG Coal Holdings Pty Ltd ($49.8 million); partially offset by

•	The payment of debt issuance costs in the third quarter of 2013 related to the completion of the 2013 Credit Facility ($22.8 million).

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
Accounts Receivable Securitization. We have an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through a wholly owned, bankruptcy-remote subsidiary (Seller). At September 30, 2013, we had $148.3 million remaining capacity available under our securitization program. Under the securitization program, we contribute trade receivables of most of our U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, we, as servicer of the assets, collect the receivables on behalf of the Conduits for a nominal servicing fee. We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under the Revolver portion of our Credit Facility, effectively managing our overall borrowing costs and providing an additional source of working capital. The securitization program was renewed in May 2013 and will expire in April 2016.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the six months ended September 30, 2013, we received total consideration of $3,159.1 million related to accounts receivable sold under the securitization program, including $2,021.3 million of cash up front from the sale of the receivables, an additional $968.6 million of cash upon the collection of the underlying receivables and $169.2 million that had not been collected at September 30, 2013 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $65.9 million and $25.0 million at September 30, 2013 and December 31, 2012, respectively.
Securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because cash received from the Conduits upon the sale of receivables, as well as cash received from the Conduits upon the ultimate collection of receivables, are not subject to significantly different risks given the short-term nature of our trade receivables. We recorded expense associated with securitization transactions of $0.5 million in each of the three months ended September 30, 2013 and 2012, and $1.2 million and $1.4 million for each of the nine months ended September 30, 2013 and 2012, respectively.
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
See Note 16. "Commitments and Contingencies" to our unaudited condensed consolidated financial statements for a discussion of the Patriot bankruptcy and related litigation. On October 25, 2013, we entered into a definitive settlement agreement with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all issues related to Patriot’s bankruptcy. That agreement has been filed with the bankruptcy court. The settlement is subject to, among other conditions, bankruptcy court approval and Patriot’s emergence from bankruptcy. If the settlement becomes effective, we will be required to provide, among other forms of consideration, total cash payments of $310 million, payable over four years through 2017, to partially fund the newly established Voluntary Employee Beneficiary Association and settle all Patriot and UMWA claims involving the Patriot bankruptcy. Those potential payments would include an initial payment of $90 million due on the later of January 2, 2014 or seven business days after the settlement becomes effective, with subsequent payments of $75 million in 2015, $75 million in 2016 and $70 million in 2017. In addition, as part of the settlement we would provide approximately $140 million of credit support to Patriot, with approximately $100 million of this total credit support ending after five years. This credit support may take the form of letters of credit, guarantees or surety bonds.

If Patriot emerges from bankruptcy, we believe that we will continue to have potential exposure to approximately $150 million in possible Patriot federal and state black lung occupational disease liabilities. As Patriot noted in its Annual Report on Form 10-K for the year ended December 31, 2012, it has posted $15 million in collateral with the U.S. Department of Labor (DOL) in exchange for the right to self-insure its liabilities under the Federal Coal Mine Health and Safety Act of 1969 (Black Lung Act). If the Patriot settlement becomes effective, this collateral will be released and replaced by collateral posted by us. If Patriot is unable to meet its black lung liability obligations, we believe that the DOL will first look to this collateral for payment. The Black Lung Act allows the DOL to seek recovery from other potentially liable operators as well. We may be considered a potentially liable operator for purposes of the Black Lung Act with respect to the black lung liabilities of Patriot at the time of the spin-off.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our critical accounting policies remain unchanged at September 30, 2013.
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
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 16. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 1A. Risk Factors.
The risk factors set forth below are updates to certain risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013.
We could be adversely affected by the failure of financial institutions to fulfill their commitments under our 2013 Credit Facility.
As of September 30, 2013, we had $1.65 billion of maximum borrowing capacity under the Revolver portion of our 2013 Credit Facility and $1.56 billion of available capacity under that facility, net of outstanding letters of credit. This committed facility, which matures on September 30, 2018 (or on August 15, 2018 if the Company’s 6.00% Senior Notes due 2018 are still in existence on such date), is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in accordance with the terms of the facility. Although the 2013 Credit Facility syndicate consists of over 25 financial institutions, if one or more of these institutions were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution would not be available to us.
Our financial performance could be adversely affected by our debt.
As of September 30, 2013, our total indebtedness was $6.01 billion, and we had $1.56 billion of maximum borrowing capacity under the Revolver portion of our 2013 Credit Facility, net of outstanding letters of credit. The indentures governing our Convertible Junior Subordinated Debentures (the Debentures) and the 7.375%, 7.875%, 6.50%, 6.25% and 6.00% Senior Notes (collectively our Senior Notes) do not limit the amount of indebtedness that we may issue. The degree to which we are leveraged could have important consequences, including, but not limited to:

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
The covenants in our 2013 Credit Facility, and the indentures governing our Senior Notes and Debentures impose restrictions that may limit our operating and financial flexibility.
Our 2013 Credit Facility, the indentures governing our Senior Notes  and our Debentures and the instruments governing our other indebtedness contain certain restrictions and covenants which restrict our ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person. Under our 2013 Credit Facility, we must comply with certain financial covenants on a quarterly basis including a maximum net secured leverage ratio and minimum interest coverage ratio, as defined. The covenants also place limitations on our investments in joint ventures, unrestricted subsidiaries, indebtedness and the imposition of liens on our assets. If we do not remain in compliance with the covenants in our 2013 Credit Facility, we may be restricted in our ability to pay dividends, sell assets and make redemptions or repurchase capital stock. Also, because our ability to borrow under the 2013 Credit Facility is conditioned upon compliance with these covenants, our actual borrowing capacity under the 2013 Credit Facility at any time may be less than the maximum borrowing capacity.
Adverse factors, including a significant increase in interest rates, could result in our inability to comply with the financial covenants contained in our 2013 Credit Facility. If we violate these covenants and are unable to obtain waivers from our lenders, our 2013 Credit Facility, our Senior Notes and our Debentures would be in default and the debt owing under such agreements could be accelerated. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our other debt or equity securities and may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On October 24, 2008, we announced that our Board of Directors approved an amendment to the then existing share repurchase program to authorize repurchases of up to $1.0 billion of the then outstanding shares of our common stock (Repurchase Program). The Repurchase Program does not have an expiration date and may be discontinued at any time. Through September 30, 2013, we have repurchased a total of 7.7 million shares under the Repurchase Program at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the Repurchase Program. Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options.
Share Relinquishments
We routinely allow employees to relinquish common stock to pay estimated taxes upon the vesting of restricted stock and the payout of performance units that are settled in common stock under our equity incentive plans. The value of common stock tendered by employees is determined based on the closing price of our common stock on the dates of the respective relinquishments.

Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2013	5,531	$14.91	—	$700.4
August 1 through August 31, 2013	1,702	16.31	—	700.4
September 1 through September 30, 2013	533	17.48	—	700.4
Total	7,766	$15.40	—

(1)	Purchases represent shares relinquished to us by employees to satisfy individual tax withholding obligations upon the vesting of restricted stock and are not related to the Repurchase Program.
Dividends
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
We also partner with other companies and certain governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protection for employees. We are currently partnering with one of our mining equipment vendors to install a proximity detection system on the continuous miners at one of our underground mines in the U.S. We are also working with that same vendor on the installation of proximity detection technology and the testing of video camera surveillance on our battery-powered coal haulage equipment.
In 2012, we announced our endorsement and participation in CORESafety™, a new safety and health management system developed by member companies of the National Mining Association for the U.S. mining industry. CORESafety™ is an approach to safety and health focused on preventing accidents through the use of a management system that focuses on leadership development, management processes, individual accountability and assurance techniques. As a continuation of the implementation of the elements of CORESafety™, we conducted a safety risk management workshop with the senior management team of our U.S. operations facilitated by Dr. Jim Joy, a global expert on safety risk management in mining from the University of Queensland. We are putting these concepts into action by contracting with MIRARCO-Mining Innovation to facilitate the development and implementation of Safety Risk Registers for all of our U.S. mining operations.
We primarily measure our safety performance based on our incidence rate, which is monitored through our safety tracking system and represents the number of injuries that occurred for each 200,000 employee hours worked. Accordingly, it is computed as the number of injury occurrences (MSHA reportable injury degree codes 1 through 6) divided by the number of employee hours worked and multiplied by 200,000 [(number of injury occurrences ÷ number of employee hours worked) x 200,000]. Since MSHA is a branch of the U.S. Department of Labor, its jurisdiction applies only to our U.S. mines. Nonetheless, we also track incidence rates for our Australian mines.

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
The following table reflects our incidence rates for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
U.S.(1)	0.98	1.29
Australia(1)	2.74	2.77
Total Peabody Energy Corporation(1)	1.84	2.00

(1)
Results for all periods presented include certain mines classified as discontinued operations and inactive operations in the process of being reclaimed as of September 30, 2013. Excluding those impacts, our incidence rates for the nine months ended September 30, 2013 for the U.S., Australia and worldwide were 0.94, 2.62 and 1.75, respectively.

As of November 6, 2013, MSHA's Mine Injury and Worktime Operators report for the nine months ended September 30, 2013 had not been published. The All Incidence Rate for the six months ended June 30, 2013 was 3.17. The All Incidence Rate for the nine months ended September 30, 2012 was 3.58.
We monitor MSHA compliance using violations per inspection day (in the U.S. only), which is calculated as the total count of violations per five hour MSHA inspector day. Similar to historical incidence rates, historical violations per inspection day may be adjusted over time to reflect the final resolution of the underlying matters. For the nine months ended September 30, 2013 and 2012, our violations per inspection day were 0.59 and 0.81, respectively.
On July 2, 2013, an employee at our Wildcat Hills underground mine in Illinois was fatally injured as the result of a coal haulage incident. The mine was temporarily idled for investigation immediately thereafter. With MSHA's concurrence, the mine resumed production with 3 out of 5 continuous miners on July 9, 2013, and an additional continuous miner resumed production on July 11, 2013.  The mine was issued a citation and a 104(b) order by MSHA on July 24, 2013, was temporarily idled again and resumed full production on August 2, 2013 when practices were adopted to comply with a MSHA-imposed safety requirement. The 104(b) order was subsequently vacated pursuant to a settlement with MSHA approved on October 25, 2013.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, which apply only to our U.S. mining operations, is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
See Exhibit Index at page 69 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	November 8, 2013	By:	/s/ MICHAEL C. CREWS
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

10.1*
Amended and Restated Credit Agreement, as amended and restated as of September 24, 2013, by and among Peabody Energy Corporation, Citibank, N.A., as administrative agent, swing line lender and L/C issuer, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Crédit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC and RBS Securities Inc., as joint lead arrangers and joint book managers, and the other agents and lending institutions identified in the Credit Agreement.

10.2
Share Charge, dated as of September 24, 2013, between Peabody Holdings (Gibraltar) Limited, as grantor, and Citibank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 30, 2013).

10.3
Pledge Agreement, dated as of September 24, 2013, among Peabody Investments Corp., as grantor, and Citibank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 30, 2013).

10.4†
Employment Agreement entered into as of August 21, 2013, by and between Peabody Energy Corporation and Glenn L. Kellow (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 27, 2013).

10.5†
Restrictive Covenant Agreement entered into as of August 21, 2013, by and between Peabody Energy Corporation and Glenn L. Kellow (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 27, 2013).

10.6†*	Form of Director and Officer Indemnification Agreement between the Registrant and each of its directors and executive officers.

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.

†	Management or compensatory agreement.