Form 10-Q
period 2014-03-31
PEABODY ENERGY CORP
filed 2014-05-12
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

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
There were 271,319,439 shares of the registrant's common stock (par value of $0.01 per share) outstanding at May 2, 2014.

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013	1
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013	2
Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	4
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2014	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	56
Item 4. Controls and Procedures	56
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	57
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 4. Mine Safety Disclosures	58
Item 6. Exhibits	59
SIGNATURE	60
EXHIBIT INDEX	61
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-95
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions, except per share data)
Revenues
Sales	$1,470.2	$1,577.2
Other revenues	156.6	170.8
Total revenues	1,626.8	1,748.0
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	1,394.8	1,389.4
Depreciation, depletion and amortization	157.2	170.7
Asset retirement obligation expenses	15.6	19.0
Selling and administrative expenses	59.5	65.1
Other operating (income) loss:
Net gain on disposal or exchange of assets	(9.8)	(2.6)
Loss from equity affiliates	6.6	17.6
Operating profit	2.9	88.8
Interest expense	103.3	101.3
Interest income	(3.6)	(5.9)
Loss from continuing operations before income taxes	(96.8)	(6.6)
Income tax (benefit) provision	(52.5)	3.7
Loss from continuing operations, net of income taxes	(44.3)	(10.3)
Income (loss) from discontinued operations, net of income taxes	0.2	(9.1)
Net loss	(44.1)	(19.4)
Less: Net income attributable to noncontrolling interests	4.4	4.0
Net loss attributable to common stockholders	$(48.5)	$(23.4)

Loss from continuing operations:
Basic loss per share	$(0.18)	$(0.05)
Diluted loss per share	$(0.18)	$(0.05)

Net loss attributable to common stockholders:
Basic loss per share	$(0.18)	$(0.09)
Diluted loss per share	$(0.18)	$(0.09)

Dividends declared per share	$0.085	$0.085
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Net loss	$(44.1)	$(19.4)
Other comprehensive income (loss), net of income taxes:
Net change in unrealized holding losses on available-for-sale securities (net of respective tax benefits of $1.1 and $3.8)
Unrealized holding losses on available-for-sale securities	(1.8)	(6.2)
Less: Reclassification for realized gains included in net loss	—	(0.1)
Net change in unrealized losses on available-for-sale securities	(1.8)	(6.3)
Net unrealized gains (losses) on cash flow hedges (net of respective tax provision (benefit) of $68.9 and ($10.9))
Increase in fair value of cash flow hedges	116.2	68.7
Less: Reclassification for realized losses (gains) included in net loss	5.6	(77.1)
Net unrealized gains (losses) on cash flow hedges	121.8	(8.4)
Postretirement plans and workers' compensation obligations (net of respective tax (benefit) provision of ($6.2) and $8.3)
Prior service cost for the period	(17.4)	—
Amortization of actuarial loss and prior service cost included in net loss	6.8	14.2
Postretirement plans and workers' compensation obligations	(10.6)	14.2
Foreign currency translation adjustment	16.5	1.1
Other comprehensive income, net of income taxes	125.9	0.6
Comprehensive income (loss)	81.8	(18.8)
Less: Comprehensive income attributable to noncontrolling interests	4.4	4.0
Comprehensive income (loss) attributable to common stockholders	$77.4	$(22.8)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2014	December 31, 2013
	(In millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$508.1	$444.0
Accounts receivable, net of allowance for doubtful accounts of $7.5 at March 31, 2014 and $7.4 at December 31, 2013	454.4	557.9
Inventories	549.4	506.7
Assets from coal trading activities, net	50.2	36.1
Deferred income taxes	64.2	66.4
Other current assets	283.9	381.6
Total current assets	1,910.2	1,992.7
Property, plant, equipment and mine development, net	10,855.4	11,082.5
Deferred income taxes	62.3	7.8
Investments and other assets	1,017.2	1,050.4
Total assets	$13,845.1	$14,133.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$20.8	$31.7
Deferred income taxes	7.3	—
Liabilities from coal trading activities, net	11.6	6.1
Accounts payable and accrued expenses	1,559.9	1,737.7
Total current liabilities	1,599.6	1,775.5
Long-term debt, less current maturities	5,977.4	5,970.7
Deferred income taxes	31.1	40.9
Asset retirement obligations	715.2	712.8
Accrued postretirement benefit costs	711.3	684.0
Other noncurrent liabilities	794.8	1,001.6
Total liabilities	9,829.4	10,185.5
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized; no shares issued or outstanding as of March 31, 2014 or December 31, 2013	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of March 31, 2014 or December 31, 2013	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of March 31, 2014 or December 31, 2013	—	—
Common Stock — $0.01 per share par value; 800.0 shares authorized, 285.2 shares issued and 271.3 shares outstanding as of March 31, 2014 and 283.9 shares issued and 270.1 shares outstanding as of December 31, 2013	2.9	2.8
Additional paid-in capital	2,351.8	2,340.0
Treasury stock, at cost — 13.9 shares as of March 31, 2014 and 13.8 shares as of December 31, 2013	(466.7)	(464.7)
Retained earnings	2,378.2	2,449.8
Accumulated other comprehensive loss	(293.3)	(419.2)
Peabody Energy Corporation stockholders’ equity	3,972.9	3,908.7
Noncontrolling interests	42.8	39.2
Total stockholders’ equity	4,015.7	3,947.9
Total liabilities and stockholders’ equity	$13,845.1	$14,133.4
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(44.1)	$(19.4)
(Income) loss from discontinued operations, net of income taxes	(0.2)	9.1
Loss from continuing operations, net of income taxes	(44.3)	(10.3)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	157.2	170.7
Noncash interest expense	5.9	5.6
Deferred income taxes	(69.9)	(47.8)
Share-based compensation	13.5	11.8
Net gain on disposal or exchange of assets	(9.8)	(2.6)
Loss from equity affiliates	6.6	17.6
Gains on previously monetized foreign currency hedge positions	(40.9)	—
Changes in current assets and liabilities:
Accounts receivable	47.5	77.5
Change in receivable from accounts receivable securitization program	55.0	—
Inventories	(42.7)	(23.3)
Net assets from coal trading activities	(5.7)	25.3
Other current assets	(5.5)	7.1
Accounts payable and accrued expenses	47.1	43.5
Asset retirement obligations	9.5	12.7
Accrued postretirement benefit costs	3.6	3.8
Accrued pension costs	5.4	12.5
Other, net	(5.6)	(16.6)
Net cash provided by continuing operations	126.9	287.5
Net cash used in discontinued operations	(72.8)	(15.8)
Net cash provided by operating activities	54.1	271.7
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(24.4)	(74.0)
Changes in accrued expenses related to capital expenditures	(18.3)	(66.4)
Proceeds from disposal of assets, net of notes receivable	99.8	53.0
Purchases of debt securities	(2.0)	(4.6)
Proceeds from sales and maturities of debt securities	0.4	12.9
Contributions to joint ventures	(151.8)	(154.1)
Distributions from joint ventures	138.2	174.3
Advances to related parties	(3.1)	(23.1)
Repayments of loans from related parties	1.5	14.8
Other, net	(0.6)	(1.0)
Net cash provided by (used in) continuing operations	39.7	(68.2)
Net cash used in discontinued operations	—	(0.1)
Net cash provided by (used in) investing activities	39.7	(68.3)
Cash Flows From Financing Activities
Repayments of long-term debt	(5.2)	(108.5)
Dividends paid	(23.1)	(22.9)
Repurchase of employee common stock relinquished for tax withholding	(2.0)	(2.6)
Other, net	0.6	1.3
Net cash used in financing activities	(29.7)	(132.7)
Net change in cash and cash equivalents	64.1	70.7
Cash and cash equivalents at beginning of period	444.0	558.8
Cash and cash equivalents at end of period	$508.1	$629.5
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2013	$2.8	$2,340.0	$(464.7)	$2,449.8	$(419.2)	$39.2	$3,947.9
Net (loss) income	—	—	—	(48.5)	—	4.4	(44.1)
Net change in unrealized holding losses on available-for-sale securities (net of $1.1 tax benefit)	—	—	—	—	(1.8)	—	(1.8)
Net unrealized gains on cash flow hedges (net of $68.9 tax provision)	—	—	—	—	121.8	—	121.8
Postretirement plans and workers’ compensation obligations (net of $6.2 tax benefit)	—	—	—	—	(10.6)	—	(10.6)
Foreign currency translation adjustment	—	—	—	—	16.5	—	16.5
Dividends paid	—	—	—	(23.1)	—	—	(23.1)
Share-based compensation	—	13.5	—	—	—	—	13.5
Write-off of excess tax benefits related to share-based compensation	—	(4.8)	—	—	—	—	(4.8)
Stock options exercised	0.1	0.5	—	—	—	—	0.6
Employee stock purchases	—	2.6	—	—	—	—	2.6
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.0)	—	—	—	(2.0)
Distributions to noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
March 31, 2014	$2.9	$2,351.8	$(466.7)	$2,378.2	$(293.3)	$42.8	$4,015.7
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)     Basis of Presentation
The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the Company) and its affiliates. Interests in subsidiaries controlled by the Company are consolidated with any outside shareholder interests reflected as noncontrolling interests, except when the Company has an undivided interest in an unincorporated joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenues and expenses of the jointly controlled entities within each applicable line item of the unaudited condensed consolidated financial statements.  All intercompany transactions, profits and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 2014 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2013 has been derived from the Company’s audited consolidated balance sheet at that date. The Company's results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2014.
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
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Previously effective U.S. GAAP did not provide explicit guidance on the topic. The new presentation guidance became effective for interim and annual periods beginning after December 15, 2013 (January 1, 2014 for the Company). The adoption of the guidance, which the Company applied prospectively beginning in the first quarter of 2014, had no material effect on the Company's results of operations, financial condition, cash flows or financial statement presentation.
Discontinued Operations
In April 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance that raised the threshold for disposals to qualify as discontinued operations to a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Such a strategic shift may include the disposal of (1) a major geographical area of operations, (2) a major line of business, (3) a major equity method investment or (4) other major parts of an entity. Provided that the major strategic shift criterion is met, the new guidance does allow entities to have significant continuing involvement and continuing cash flows with the discontinued operation, unlike current U.S. GAAP. The new standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The new guidance will apply prospectively to disposals that occur in interim and annual periods beginning on or after December 31, 2014 (January 1, 2015 for the Company), with early adoption permitted for disposals or new classifications of assets as held for sale that have not been reported in previously issued financial statements. The impact to the Company will be dependent on disposal activity that occurs during and subsequent to the period of adoption.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)    Asset Realization
The Company's mining and exploration assets and mining-related investments may be adversely affected by numerous uncertain factors that may cause the Company to be unable to recover all or a portion of the carrying value of those assets. As a result of various unfavorable conditions, including but not limited to sustained trends of weakness in U.S. and international seaborne coal market pricing and certain asset-specific factors, the Company recognized aggregate impairment charges of $528.3 million and $910.9 million during the years ended December 31, 2013 and 2012, respectively. For additional information surrounding those charges, refer to Note 2. "Asset Impairment and Mine Closures Costs" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
The Company generally does not view short-term declines subsequent to previous impairment assessments in thermal and metallurgical coal prices in the markets in which it sells its products, such as the decline in benchmark pricing for seaborne metallurgical and thermal coal that occurred during the three months ended March 31, 2014, as an indicator of impairment. However, the Company generally does view a sustained trend of adverse changes in coal market pricing (for example, over periods exceeding one year) as an indicator of potential impairment and, because of the volatile and cyclical nature of U.S. and international seaborne coal markets, it is reasonably possible that such prices may not improve or decrease further in the near term, which may result in the need for future adjustments to the carrying value of the Company's long-lived mining assets and mining-related investments. The Company's assets with values most sensitive to near-term pricing include mines in Australia with comparatively shorter remaining lives and mining-related investments, which assets had an aggregate carrying value of $249.4 million as of March 31, 2014.
(4)    Discontinued Operations
Discontinued operations include former Australian Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested operations.
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Loss from discontinued operations before income taxes	$(0.1)	$(16.6)
Income tax benefit	0.3	7.5
Income (loss) from discontinued operations, net of income taxes	$0.2	$(9.1)
There were no significant revenues from discontinued operations during the three months ended March 31, 2014. Total revenues associated with discontinued operations amounted to $32.1 million during the three months ended March 31, 2013.
Assets and Liabilities of Discontinued Operations
The carrying amounts of assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Assets:
Other current assets	$3.1	$38.6
Investments and other assets	21.9	47.4
Total assets classified as discontinued operations	$25.0	$86.0

Liabilities:
Accounts payable and accrued expenses	$47.2	$127.8
Other noncurrent liabilities	87.9	90.2
Total liabilities classified as discontinued operations	$135.1	$218.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Settlement Agreement with Patriot and the UMWA. Pursuant to the definitive settlement agreement reached in 2013 with Patriot Coal Corporation and certain of its wholly owned subsidiaries (Patriot) and the United Mine Workers of America (UMWA) on behalf of itself, its represented Patriot employees and its represented Patriot retirees, the Company remitted a payment of $70 million to Patriot in January 2014. Refer to Note 18. "Commitments and Contingencies" for additional details surrounding that settlement agreement.
Mine Closure Costs. In December 2013, the Company ceased production and commenced the final reclamation of the Wilkie Creek Mine in Queensland, Australia and correspondingly accrued for potential port and rail take-or-pay contractual liabilities and certain other exit costs at that time. The following table summarizes the changes in those liabilities for the three months ended March 31, 2014:

	Accrued Take-or-Pay Liabilities	Other Exit Costs	Total
	(Dollars in millions)
Liability balance at December 31, 2013	$33.9	$2.7	$36.6
Cash payments	(3.5)	(2.4)	(5.9)
Foreign currency remeasurement expense	0.9	—	0.9
Liability balance at March 31, 2014	$31.3	$0.3	$31.6
The Company expects the majority of the remaining cash expenditures associated with the liabilities presented above to occur within the next twelve months. In addition to those closure-related liabilities, the Company's unaudited condensed consolidated balance sheet at March 31, 2014 included $48.2 million of asset retirement obligations related to Wilkie Creek.
(5)     Investments
Investments in available-for-sale securities at March 31, 2014 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
Federal government securities	$2.8	$—	$—	$2.8
U.S. corporate bonds	10.6	0.1	—	10.7
Noncurrent:
Marketable equity securities	10.9	—	(1.7)	9.2
Federal government securities	28.8	—	(0.1)	28.7
U.S. corporate bonds	14.1	—	—	14.1
Total	$67.2	$0.1	$(1.8)	$65.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in available-for-sale securities at December 31, 2013 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
Federal government securities	$2.8	$—	$—	$2.8
U.S. corporate bonds	2.4	—	—	2.4
Noncurrent:
Marketable equity securities	10.9	1.3	—	12.2
Federal government securities	28.8	—	(0.1)	28.7
U.S. corporate bonds	20.8	0.1	—	20.9
Total	$65.7	$1.4	$(0.1)	$67.0
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
Contractual maturities for available-for-sale investments in debt securities at March 31, 2014 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$13.4	$13.5
Due in one to five years	42.9	42.8
Total	$56.3	$56.3
Proceeds from sales and maturities of debt securities shown in the tables above amounted to $0.4 million and $12.9 million for the three months ended March 31, 2014 and 2013, respectively. The Company realized net gains of $0.1 million or less during each of the three months ended March 31, 2014 and 2013 associated with those sales and maturities using the specific identification method. Purchases of debt securities shown in the tables above amounted to $2.0 million and $4.6 million for the three months ended March 31, 2014 and 2013, respectively.
At each reporting date, the Company performs separate evaluations of debt and equity securities to determine if any unrealized losses are other-than-temporary. After evaluating the length of time market value has been less than cost and the financial conditions and near-term prospects of Winsway, the Company deemed the unrealized loss incurred during the three months ended March 31, 2014 associated with its investment in Winsway equity securities to be temporary and the change during the period to be generally consistent with the trend of equity securities across the coal mining industry. The Company has the ability to hold the securities until recovery and has no current intention to divest the securities. Accordingly, the Company did not recognize other-than-temporary losses on its investments during the three months ended March 31, 2014.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)     Inventories
Inventories as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Materials and supplies	$168.2	$166.8
Raw coal	134.2	122.6
Saleable coal	247.0	217.3
Total	$549.4	$506.7
Materials and supplies inventories presented above have been shown net of reserves of $7.1 million and $7.4 million as of March 31, 2014 and December 31, 2013, respectively.
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
Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against adverse changes in the fair value of the fixed rate debt that result from market interest rate changes. In addition, from time to time, interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of March 31, 2014, the Company had no interest rate swaps in place.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at March 31, 2014:

	Notional Amount by Year of Maturity
	Total	2014	2015	2016	2017
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,630.4	$1,501.3	$1,645.1	$997.0	$487.0
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	200.5	79.0	74.2	42.0	5.3
U.S. explosives hedge contracts (million MMBtu)	0.8	0.8	—	—	—

	Instrument Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value Liability
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,630.4	$—	$—	$(238.0)
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	200.5	—	—	(0.5)
U.S. explosives hedge contracts (million MMBtu)	0.8	—	—	(0.5)
Based on the net fair value of the Company’s non-coal trading commodity contract hedge positions held in “Accumulated other comprehensive loss” at March 31, 2014, the Company expects to reclassify an unrealized net gain associated with the Company's diesel fuel hedge programs of approximately $0.1 million and an unrealized net loss associated with the Company's explosives hedge programs of approximately $0.5 million from comprehensive income into earnings over the next 12 months. Based on net unrealized losses associated with the Company's foreign currency hedge contract portfolio and realized gains related to foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012 held in "Accumulated other comprehensive loss" at March 31, 2014, the net loss expected to be reclassified from comprehensive income to earnings over the next twelve months associated with that hedge program is approximately $13 million. As these realized and unrealized gains and losses are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings are expected to partially offset the effect of the realized underlying transactions.
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
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-coal trading hedges during the three months ended March 31, 2014 and 2013:

		Three Months Ended March 31, 2014
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain (loss) recognized in other comprehensive income on derivatives (effective portion) (1)	Loss reclassified from other comprehensive income into income (effective portion) (1)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$(8.5)	$(2.2)	$(0.2)
Foreign currency forward contracts	Operating costs and expenses	—	216.5	(18.8)	—
Total		$—	$208.0	$(21.0)	$(0.2)

		Three Months Ended March 31, 2013
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$5.9	$6.7	$0.2
Foreign currency forward contracts	Operating costs and expenses	—	38.7	85.1	—
Total		$—	$44.6	$91.8	$0.2

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $40.9 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

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
The classification and amount of non-coal trading derivative financial instruments presented on a gross and net basis as of March 31, 2014 and December 31, 2013 are presented in the tables that follow.

	Fair Value of Assets as of March 31, 2014
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet (1)	Net Amount
	(Dollars in millions)
Current Assets:
Commodity swap contracts	$4.3	$(1.5)	$2.8	n.a.	n.a.
Foreign currency forward contracts	4.6	(4.6)	—	n.a.	n.a.
Total	$8.9	$(6.1)	$2.8	$(1.3)	$1.5

Noncurrent Assets:
Commodity swap contracts	$1.8	$(1.2)	$0.6	n.a.	n.a.
Foreign currency forward contracts	8.8	(8.8)	—	n.a.	n.a.
Total	$10.6	$(10.0)	$0.6	$(0.1)	$0.5

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default.

	Fair Value of Liabilities as of March 31, 2014
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet (1)	Net Amount
	(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$4.6	$(1.4)	$3.2	n.a.	n.a.
Foreign currency forward contracts	124.8	(4.6)	120.2	n.a.	n.a.
Total	$129.4	$(6.0)	$123.4	$(1.5)	$121.9

Noncurrent Liabilities:
Commodity swap contracts	$2.5	$(1.3)	$1.2	n.a.	n.a.
Foreign currency forward contracts	126.6	(8.8)	117.8	n.a.	n.a.
Total	$129.1	$(10.1)	$119.0	$0.1	$119.1

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value of Assets as of December 31, 2013
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet (1)	Net Amount
	(Dollars in millions)
Current Assets:
Commodity swap contracts	$8.7	$(2.3)	$6.4	n.a.	n.a.
Foreign currency forward contracts	—	—	—	n.a.	n.a.
Total	$8.7	$(2.3)	$6.4	$(5.0)	$1.4

Noncurrent Assets:
Commodity swap contracts	$2.8	$(0.9)	$1.9	n.a.	n.a.
Foreign currency forward contracts	0.2	(0.2)	—	n.a.	n.a.
Total	$3.0	$(1.1)	$1.9	$(1.3)	$0.6

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default.

	Fair Value of Liabilities as of December 31, 2013
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet (1)	Net Amount
	(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$3.9	$(1.9)	$2.0	n.a.	n.a.
Foreign currency forward contracts	211.9	—	211.9	n.a.	n.a.
Total	$215.8	$(1.9)	$213.9	$(5.4)	$208.5

Noncurrent Liabilities:
Commodity swap contracts	$2.5	$(1.3)	$1.2	n.a.	n.a.
Foreign currency forward contracts	261.6	(0.2)	261.4	n.a.	n.a.
Total	$264.1	$(1.5)	$262.6	$(0.9)	$261.7

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default.

See Note 8. "Coal Trading" for information on balance sheet offsetting related to the Company’s coal trading activities.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$25.7	$39.8	$—	$65.5
Commodity swaps and options	—	(1.0)	—	(1.0)
Foreign currency cash flow hedge contracts	—	(238.0)	—	(238.0)
Total net financial assets (liabilities)	$25.7	$(199.2)	$—	$(173.5)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$28.8	$38.2	$—	$67.0
Commodity swaps and options	—	5.1	—	5.1
Foreign currency cash flow hedge contracts	—	(473.3)	—	(473.3)
Total net financial assets (liabilities)	$28.8	$(430.0)	$—	$(401.2)
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
The Company did not have any transfers between levels during the three months ended March 31, 2014 or 2013 for its non-coal trading positions. The Company’s policy is to value transfers between levels using the beginning of period valuation.
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2014 and December 31, 2013:

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

The carrying amounts and estimated fair values of the Company’s long-term debt are summarized as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$5,998.2	$6,134.3	$6,002.4	$6,167.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit and Nonperformance Risk
The fair value of the Company’s non-coal trading derivative assets and liabilities reflects adjustments for credit risk. The Company manages its counterparty risk through established credit standards, diversification of counterparties, utilization of investment grade commercial banks, adherence to established tenor limits based on counterparty creditworthiness and continuous monitoring of that creditworthiness. To reduce its credit exposure for these hedging activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties in the event of default. The Company also continually monitors counterparties for nonperformance risk, if present, on a case-by-case basis.
(8)     Coal Trading
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
Trading revenues recognized during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
Trading Revenues by Type of Instrument	2014	2013
	(Dollars in millions)
Commodity futures, swaps and options	$35.6	$51.0
Physical commodity purchase/sale contracts	(14.6)	(25.1)
Total trading revenues	$21.0	$25.9
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
The gross fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset of $64.3 million and $62.9 million as of March 31, 2014 and December 31, 2013, respectively. Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive loss” at March 31, 2014, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $45 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the effect of the realized underlying transactions in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Forecasted Transactions No Longer Probable. During the three months ended March 31, 2014, the Company reclassified gains of $0.1 million out of “Accumulated other comprehensive loss” to earnings as the underlying forecasted transactions were deemed no longer probable of occurring within an acceptable proximity to the timing contemplated at hedge designation.
Offsetting and Balance Sheet Presentation
The Company's coal trading assets and liabilities include financial instruments, such as swaps, futures and options, cleared through various commodities exchanges, which involve the daily net settlement of closed positions. The Company is required to post cash collateral, known as variation margin, on exchange-cleared positions that are in a net liability position and entitled to receive variation margin when in a net asset position. The Company also transacts in coal trading financial swaps and options through over-the-counter (OTC) markets with financial institutions and other non-financial trading entities under ISDA Master Agreements, which contain symmetrical default provisions. Certain of the Company's coal trading agreements with OTC counterparties also contain credit support provisions that may periodically require the Company to post, or entitle the Company to receive, variation margin. Physical coal and freight-related purchase and sale contracts included in the Company's coal trading assets and liabilities are executed pursuant to master purchase and sale agreements that also contain symmetrical default provisions and allow for the netting and setoff of receivables and payables that arise during the same time period. The Company offsets its coal trading asset and liability derivative positions, and variation margin related to those positions, on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Assets from coal trading activities, net” and “Liabilities from coal trading activities, net."
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of March 31, 2014 and December 31, 2013 is set forth below:

Affected line item in the condensed consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation margin (held) posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of March 31, 2014
Assets from coal trading activities, net	$529.6	$(427.7)	$(51.7)	$50.2
Liabilities from coal trading activities, net	(439.3)	427.7	—	(11.6)
Total, Net	$90.3	$—	$(51.7)	$38.6

	Fair Value as of December 31, 2013
Assets from coal trading activities, net	$418.8	$(324.7)	$(58.0)	$36.1
Liabilities from coal trading activities, net	(332.7)	324.7	1.9	(6.1)
Total, Net	$86.1	$—	$(56.1)	$30.0

(1)	Approximately $29 million and $42 million of the net variation margin held at March 31, 2014 and December 31, 2013, respectively, related to cash flow hedges.
See Note 7. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s non-coal trading activities.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$—	$38.3	$—	$38.3
Physical commodity purchase/sale contracts	—	(1.9)	2.2	0.3
Total net financial assets	$—	$36.4	$2.2	$38.6

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$—	$26.4	$—	$26.4
Physical commodity purchase/sale contracts	—	1.5	2.1	3.6
Total net financial assets	$—	$27.9	$2.1	$30.0
For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including U.S. interest rate curves; LIBOR yield curves; Chicago Mercantile Exchange (CME) Group, Intercontinental Exchange (ICE), LCH.Clearnet (formerly known as the London Clearing House), NOS Clearing ASA and Singapore Exchange (SGX) contract prices; broker quotes; published indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

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
The Company's risk management function, which is independent of the Company's commercial trading function, is responsible for valuation policies and procedures, with oversight from executive management. Generally, the Company's Level 3 instruments or contracts are valued using bid/ask price quotations and other market assessments obtained from multiple, independent third-party brokers or other transactional data incorporated into internally-generated discounted cash flow models. While the Company does not anticipate any decrease in the number of third-party brokers or market liquidity, the occurrence of such events could erode the quality of market information and therefore the valuation of its market positions. The Company's valuation techniques include basis adjustments to the foregoing price inputs for quality, such as heat rate and sulfur and ash content; location differentials, expressed as port and freight costs, and credit risk. The Company's risk management function independently validates the Company's valuation inputs, including unobservable inputs, with third-party information and settlement prices from other sources where available. A daily process is performed to analyze market price changes and changes to the portfolio. Further periodic validation occurs at the time contracts are settled with the counterparty. These valuation techniques have been consistently applied in all periods presented, and the Company believes it has obtained the most accurate information available for the types of derivative contracts held.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the quantitative unobservable inputs utilized in the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of March 31, 2014:

	Range		Weighted
Input	Low	High	Average
Quality adjustments	1%	8%	8%
Location differentials	1%	27%	25%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Beginning of period	$2.1	$5.2
Total net gains (losses) realized/unrealized:
Included in earnings	1.8	(4.1)
Settlements	(1.7)	0.3
End of period	$2.2	$1.4
The following table summarizes the changes in net unrealized gains (losses) relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in millions)
Changes in net unrealized gains (losses) (1)	$0.2	$(3.2)

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

The Company did not have any significant transfers in its coal trading positions between Level 1 and Level 2 during the three months ended March 31, 2014 or 2013. There were no transfers in or out of Level 3 during the three months ended March 31, 2014 or 2013. The Company’s policy is to value transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Percentage of
Year of Expiration	Portfolio Total
2014	64%
2015	19%
2016	14%
2017	2%
2018	1%
100%
Credit and Nonperformance Risk. The fair value of the Company’s coal derivative assets and liabilities reflects adjustments for credit risk. The Company’s exposure is substantially with electric utilities, energy marketers and steel producers. The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to regularly monitor the credit extended. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. Also, when appropriate (as determined by its credit management function), the Company has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral (margin), requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of a failure to pay or perform. To reduce its credit exposure related to trading and brokerage activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties and, to the extent required, will post or receive margin amounts associated with exchange-cleared and certain OTC positions. The Company also continually monitors counterparty and contract nonperformance risk, if present, on a case-by-case basis.
At March 31, 2014, 83% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties, while 13% was with non-investment grade counterparties and 4% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at March 31, 2014 and December 31, 2013, would have amounted to collateral postings to counterparties of approximately $13 million and $7 million, respectively. As of March 31, 2014 and December 31, 2013, no collateral was posted to counterparties for such positions.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. If a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties would have been zero at March 31, 2014 and December 31, 2013 based on the aggregate fair value of all derivative trading instruments with such features. Accordingly, the Company had posted no margin related to such features as of March 31, 2014 or December 31, 2013.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At March 31, 2014 and December 31, 2013, the Company held net variation margin of $51.7 million and $56.1 million, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of March 31, 2014 and December 31, 2013, the Company had posted initial margin of $16.1 million and $19.6 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. The Company also had posted $0.4 million and $1.0 million of margin in excess of the exchange-required variation and initial margin discussed above as of March 31, 2014 and December 31, 2013, respectively.
(9)     Financing Receivables
The Company's total financing receivables as of March 31, 2014 and December 31, 2013 consisted of the following:

Balance Sheet Classification	March 31, 2014	December 31, 2013
	(Dollars in millions)
Accounts receivable, net	$0.1	$0.1
Investments and other assets	362.8	351.7
Total financing receivables	$362.9	$351.8
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables at March 31, 2014.
Codrilla Mine Project. In 2011, a wholly owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of its 85% interest in the Codrilla Mine Project to participants of the Coppabella Moorvale Joint Venture (CMJV) where PEA-PCI sold down its interest in the Codrilla project to the CMJV (Codrilla sell down) so that, following the completion of the sale, ownership of the Codrilla Mine Project reflected the existing ownership of the Coppabella and Moorvale mines with PEA-PCI retaining a 73.3% ownership. Prior to the acquisition of PEA-PCI by the Company, consideration of $15.0 million Australian dollars was received by PEA-PCI upon completion of the Codrilla sell down, representing 20% of the agreed price. Two installments, for which the Company held non-interest-bearing receivables, are due upon the completion of certain milestones. The first installment, with 40% due on the granting of the related mining lease, was received during the three months ended September 30, 2012. The final 40% is due upon the earlier of the mine's first coal shipment or a specified date. The sales agreement was amended in the second quarter of 2013 to delay the specified date from March 31, 2015 to June 30, 2016, resulting in an adjustment to the discounted value of the note receivable in the amount of $1.6 million. This adjustment was recorded as a reduction to "Interest income" in the unaudited condensed consolidated statements of operations for the year ended December 31, 2013. There are currently no indications of impairment on the remaining installment and the Company expects to receive full payment upon the earlier of the mine's first shipment or June 30, 2016. The remaining balance associated with these receivables is recorded in "Investments and other assets," which was $29.8 million and $28.5 million at March 31, 2014 and December 31, 2013, respectively, in the condensed consolidated balance sheets.
Middlemount Mine. The Company periodically makes loans to the Middlemount Mine joint venture (Middlemount), in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. Middlemount intends to pay down the loans as excess cash is generated as required by the shareholders’ agreement. The loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5% and expire December 24, 2015. Based on the expected timing of repayment on these loans, which is projected to extend beyond the stated expiration date, the Company considers these loans to be of a long-term nature. As a result, the foreign currency impact related to the shareholder loans is included in foreign currency translation adjustment in the unaudited condensed consolidated balance sheet and the unaudited condensed consolidated statements of comprehensive income. As a result of the expected timing of interest repayments, interest income on these loans was recognized when cash was received. Interest income of $1.4 million was recognized on these loans in each of the three months ended March 31, 2014 and 2013. Interest income under a full accrual basis would have resulted in an additional $1.7 million and $1.6 million of interest income during the three months ended March 31, 2014 and 2013, respectively. "Investments and other assets" included $333.0 million and $323.2 million at March 31, 2014 and December 31, 2013, respectively, related to these loans in the condensed consolidated balance sheets.
Other Financing Receivables. From time to time, the Company may enter into transactions resulting in accounts or notes receivable held by the Company, which have been reflected in "Accounts receivable, net." These notes are generally short term in nature with positive historical collection experience and do not represent a material credit risk to the Company.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Land and coal interests	$10,957.7	$11,024.1
Buildings and improvements	1,549.6	1,525.4
Machinery and equipment	2,679.6	2,777.5
Less: Accumulated depreciation, depletion and amortization	(4,331.5)	(4,244.5)
Total, net	$10,855.4	$11,082.5
(11)  Income Taxes
The Company's tax benefit of $52.5 million and tax expense of $3.7 million for the three months ended March 31, 2014 and 2013, respectively, includes remeasurement benefit of $1.4 million and remeasurement expense of $1.6 million related to foreign tax accounts, respectively. The 2014 effective tax rate before remeasurement is based on the Company's estimated full year effective tax rate, which is comprised of the expected statutory tax expense that is more than offset by reductions from percentage depletion, foreign rate differential and Australian minerals resource rent tax. During the three months ended March 31, 2014, the Company recorded a valuation allowance on certain Australian deferred tax assets amounting to $42.6 million that, in the judgment of management, are not considered more likely than not to be realized.
During the three months ended March 31, 2014, the Company decreased its unrecognized tax benefits, interest and penalties by $28.9 million due to a settlement on the 2004 through 2010 Australian Taxation Office (ATO) audit relating to certain financing transactions. The Company previously made a $34.9 million advance deposit to the ATO and received a refund of $6.0 million in April 2014. During the three months ended March 31, 2014, the U.S. Internal Revenue Service (IRS) added the 2011 through 2013 tax years to the 2009 through 2010 audit due to amended returns filed for capital and net operating loss carrybacks.
The Company believes during the next twelve months it is reasonably possible for a $25.0 million decrease in its net unrecognized tax benefits due to potential audit settlements.
(12)    Long-term Debt
The Company’s total indebtedness as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
2013 Term Loan Facility due September 2020 (1)	$1,182.9	$1,185.4
7.375% Senior Notes due November 2016 (1)	650.0	650.0
6.00% Senior Notes due November 2018 (1)	1,518.8	1,518.8
6.50% Senior Notes due September 2020 (1)	650.0	650.0
6.25% Senior Notes due November 2021 (1)	1,339.6	1,339.6
7.875% Senior Notes due November 2026 (1)	247.5	247.5
Convertible Junior Subordinated Debentures due December 2066 (1)	380.4	379.7
Capital lease obligations	28.5	30.5
Other	0.5	0.9
Total long-term debt	$5,998.2	$6,002.4
(1)     Denotes indebtedness issued by Peabody Energy Corporation
The carrying amounts of the 2013 Term Loan Facility due September 2020, the 7.875% Senior Notes due December 2026 and the Convertible Junior Subordinated Debentures due December 2066 (the Debentures) have been presented above net of the respective unamortized original issue discounts.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Voluntary Debt Prepayments
During the three months ended March 31, 2013, the Company voluntarily prepaid $100.0 million in aggregate principal of its previous term loan facility with existing cash on hand. The Company recognized a loss on debt extinguishment of $0.9 million associated with the prepayments, which was classified in "Interest expense" in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company made no debt payments beyond its scheduled maturities.
(13) Pension and Postretirement Benefit Costs
Net periodic pension cost included the following components:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Service cost for benefits earned	$0.5	$0.6
Interest cost on projected benefit obligation	11.3	10.6
Expected return on plan assets	(13.5)	(14.9)
Amortization of prior service cost	0.3	0.2
Amortization of actuarial loss	7.6	16.4
Net periodic pension cost	$6.2	$12.9
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of March 31, 2014, the Company's qualified plans were expected to be at or above the Pension Protection Act thresholds for 2014 and therefore avoid benefit restrictions and at-risk penalties. During the three months ended March 31, 2014, the Company contributed $0.8 million to its pension plans. The Company expects to contribute approximately $13 million to its pension plans to meet minimum funding requirements for its qualified plans and benefit payments for its non-qualified plans in 2014.
Net periodic postretirement benefit cost included the following components:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Service cost for benefits earned	$3.1	$3.9
Interest cost on accumulated postretirement benefit obligation	9.1	10.5
Amortization of prior service cost (credit)	0.3	(0.4)
Amortization of actuarial loss	3.6	6.0
Net periodic postretirement benefit cost	$16.1	$20.0
During the three months ended March 31, 2014, the Company increased its accumulated postretirement benefit obligation (included in “Accrued postretirement benefit costs”) by $27.6 million, with an offsetting pre-tax prior service cost adjustment recorded directly to “Accumulated other comprehensive loss.” The adjustment was a result of a plan change effective April 1, 2014 for certain plan participants' benefits no longer funded through a Medicare Advantage Program. The plan change will not affect participant benefits, although it is expected to increase future employer contributions including an additional $2.0 million of Company contributions for the year ending December 31, 2014.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Accumulated Other Comprehensive Loss
The following tables below set forth the after-tax components of accumulated other comprehensive loss and changes thereto recorded during the three months ended March 31, 2014:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Available-For-Sale Securities	Total Accumulated Other Comprehensive (Loss) Income
	(Dollars in millions)
December 31, 2013	$(70.5)	$(205.8)	$12.0	$(155.7)	$0.8	$(419.2)
Net change in fair value	—	—	—	116.2	(1.8)	114.4
Reclassification from other comprehensive income to earnings	—	6.4	0.4	5.6	—	12.4
Current period change	16.5	—	(17.4)	—	—	(0.9)
March 31, 2014	$(54.0)	$(199.4)	$(5.0)	$(33.9)	$(1.0)	$(293.3)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the three months ended March 31, 2014 and 2013:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive income (loss) components	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Affected line item in the condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers compensation obligations:
Postretirement health care and life insurance benefits	$(3.6)	$(6.0)	Operating costs and expenses
Defined benefit pension plans	(6.2)	(13.6)	Operating costs and expenses
Defined benefit pension plans	(1.4)	(2.8)	Selling and administrative expenses
Insignificant items	1.0	(0.3)
	(10.2)	(22.7)	Total before income taxes
	3.8	8.4	Income tax benefit
	$(6.4)	$(14.3)	Total after income taxes

Prior service cost associated with postretirement plans:
Postretirement health care and life insurance benefits	$(0.3)	$0.4	Operating costs and expenses
Defined benefit pension plans	(0.3)	(0.2)	Operating costs and expenses
	(0.6)	0.2	Total before income taxes
	0.2	(0.1)	Income tax benefit (provision)
	$(0.4)	$0.1	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$(18.8)	$85.1	Operating costs and expenses
Fuel and explosives commodity swaps	(2.4)	6.9	Operating costs and expenses
Coal trading commodity futures, swaps and options	17.8	25.3	Other revenues
Insignificant items	(0.1)	(0.1)
	(3.5)	117.2	Total before income taxes
	(2.1)	(40.1)	Income tax provision
	$(5.6)	$77.1	Total after income taxes

Available-for-sale securities:
Debt securities	$—	$0.1	Interest income (2)

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

(2)	The tax effect associated with the realized gain on sale of debt securities during the three months ended March 31, 2013 was less than $0.1 million.
(15) Resource Management and Other Commercial Events
Divestitures
In January 2014, the Company sold a non-strategic exploration tenement asset in Australia in exchange for cash proceeds of $62.6 million.  The Company had previously recorded an impairment charge in December 2013 to write down the carrying value of that asset to its fair value. Accordingly, there was no gain or loss recognized on the disposal during the three months ended March 31, 2014.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent Event
During April 2014, the Company finalized pricing under a sales agreement for one of its Western U.S. Mining segment customers. As a result of that agreement, the Company will recognize additional contract revenue totaling $33.5 million in the second quarter of 2014 and higher realized prices through the remainder of 2014.
(16) Earnings per Share (EPS)
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
For all but the performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For the Company’s performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted. For further discussion of the Company’s share-based compensation awards, see Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
A conversion of the Debentures may result in payment for any conversion value in excess of the principal amount of the Debentures in the Company’s common stock. For diluted EPS purposes, potential common stock is calculated based on whether the market price of the Company’s common stock at the end of each reporting period is in excess of the conversion price of the Debentures. For a full discussion of the conditions under which the Debentures may be converted, the conversion rate to common stock and the conversion price, see Note 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The effect of the Debentures was excluded from the calculation of diluted EPS for all periods presented because to do so would have been anti-dilutive for those periods.
The computation of diluted EPS also excluded aggregate stock options and restricted stock awards of approximately 4.6 million and 1.0 million for the three months ended March 31, 2014 and 2013, respectively, because to do so would have been anti-dilutive for those periods. The potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method. Anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions, except per share data)
EPS numerator:
Loss from continuing operations, net of income taxes	$(44.3)	$(10.3)
Less: Net income attributable to noncontrolling interests	4.4	4.0
Loss from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	(48.7)	(14.3)
Less: Earnings allocated to participating securities	0.3	0.2
Loss from continuing operations attributable to common stockholders, after allocation of earnings to participating securities	(49.0)	(14.5)
Income (loss) from discontinued operations, net of income taxes	0.2	(9.1)
Net loss attributable to common stockholders, after earnings allocated to participating securities	$(48.8)	$(23.6)

EPS denominator:
Weighted average shares outstanding — basic and diluted	267.9	266.9

Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.18)	$(0.05)
Income (loss) from discontinued operations	—	(0.04)
Net loss attributable to common stockholders	$(0.18)	$(0.09)
(17) Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees
In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.
Financial Instruments with Off-Balance Sheet Risk
As of March 31, 2014, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other(1)	Total
	(Dollars in millions)
Self bonding	$1,365.1	$—	$—	$—	$1,365.1
Surety bonds	328.1	111.2	103.9	9.9	553.1
Bank guarantees	266.5	—	—	140.4	406.9
Letters of credit	17.6	—	31.1	105.6	154.3
	$1,977.3	$111.2	$135.0	$255.9	$2,479.4

(1)
Other includes the $79.7 million in letters of credit related to Dominion Terminal Associates and TXU Europe Limited described below and an additional $176.2 million in bank guarantees, letters of credit and surety bonds related to collateral for road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of March 31, 2014, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of March 31, 2014. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
In June 2013, one of the Company's wholly-owned captive insurance subsidiaries entered into a letter of credit arrangement for $22.5 million in relation to certain of its workers' compensation and other insurance-related obligations whereby that subsidiary has pledged $32.1 million of its investments in debt securities as collateral.  This arrangement reduces the letters of credit drawn on the Company's 2013 Credit Facility and effectively lowers the fees associated with the related letters of credit.
Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly owned, bankruptcy-remote subsidiary (Seller). At March 31, 2014, the Company had $61.8 million remaining capacity available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes trade receivables of most of the Company's U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the revolving credit facility portion of the Company’s Credit Facility, effectively managing its overall borrowing costs and providing an additional source of working capital. The securitization program will expire in April 2016.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2014, the Company received total consideration of $1,030.8 million related to accounts receivable sold under the securitization program, including $714.6 million of cash up front from the sale of the receivables, an additional $209.4 million of cash upon the collection of the underlying receivables and $106.8 million that had not been collected at March 31, 2014 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $155.0 million and $100.0 million at March 31, 2014 and December 31, 2013, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.
Patriot Bankruptcy Reorganization
As part of the definitive settlement agreement reached in 2013 with Patriot and the UMWA, which agreement is discussed in Note 18. "Commitments and Contingencies," the Company has provided $141.5 million of credit support to Patriot. Approximately $100 million of this credit support ends in 2018.  As of March 31, 2014, $87.2 million of this credit support took the form of surety bonds issued for the benefit of Patriot beneficiaries; $31.9 million of this credit support took the form of corporate guarantees to Patriot beneficiaries; and $22.4 million of this credit support took the form of letters of credit issued for the benefit of Patriot beneficiaries. Those surety bonds and letters of credit are included in the financial instruments with off-balance sheet risk table, while the corporate guarantees are not. A total of $56.5 million of the credit support (all in the form of surety bonds) relates to Patriot’s Coal Act obligations that the Company agreed to fund at the time of the Patriot spin-off pursuant to the Coal Act Liabilities Assumption Agreement and to Patriot’s Federal Black Lung obligations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Patriot has approximately $150 million in federal and state black lung occupational disease liabilities related to workers employed in periods prior to Patriot’s spin-off from the Company in 2007. At the time of the spin-off, Patriot indemnified the Company against any claim relating to these liabilities, including any claim made by the U.S. Department of Labor (“DOL”) against the Company with respect to these obligations as a potentially liable operator under the Federal Coal Mine Health and Safety Act of 1969. The definitive settlement agreement reached in 2013, which became effective upon Patriot's emergence from bankruptcy on December 18, 2013, included Patriot’s affirmance of the indemnity relating to such black lung liabilities.
If Patriot does not pay the black lung liabilities in the future, the DOL would first look to Patriot and any related credit support for payment before asserting any claims against the Company. While Patriot has agreed to indemnify the Company against any such claims by the DOL, the Company could be responsible for those liabilities if Patriot were not able to fund such indemnification.
Other
Included in "Other noncurrent liabilities" in the Company's condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 is a liability of $45.6 million related to reclamation, bonding and mine closure commitments provided on behalf of a third-party coal producer associated with a 2007 purchase of coal reserves and surface lands in the Illinois Basin.
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
(18) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2014, purchase commitments for capital expenditures were $50.4 million, all of which are obligated within the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 24 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation Relating to Continuing Operations
Monto Coal Pty Limited, Monto Coal 2 Pty Ltd Limited and Macarthur Coal Limited. In October 2007, a statement of claim was delivered to Monto Coal Pty Ltd, a wholly owned subsidiary of PEA-PCI, then Macarthur Coal Limited, and Monto Coal 2 Pty Ltd, an equity accounted investee, from the minority interest holders in the Monto Coal Joint Venture, alleging that Monto Coal 2 Pty Ltd breached the Monto Coal Joint Venture Agreement and Monto Coal Pty Ltd breached the Monto Coal Management Agreement. Monto Coal Pty Ltd is the manager of the Monto Coal Joint Venture pursuant to the Management Agreement. Monto Coal 2 Pty Ltd holds a 51% interest in the Monto Coal Joint Venture. The plaintiffs are Sanrus Pty Ltd, Edge Developments Pty Ltd and H&J Enterprises (Qld) Pty Ltd. An additional statement of claim was delivered to PEA-PCI in November 2010 from the same minority interest holders in the Monto Coal Joint Venture, alleging that PEA-PCI induced Monto Coal 2 Pty Ltd and Monto Coal Pty Ltd to breach the Monto Coal Joint Venture Agreement and the Monto Coal Management Agreement, respectively. These actions, which are pending before the Supreme Court of Queensland, Australia, seek damages from the three defendants collectively of $1,193.2 million Australian dollars, plus interest and costs. The defendants dispute the claims and are vigorously defending their positions. Based on the Company's evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.
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
On March 25, 2013, the Supreme Court issued a judgment in favor of the plaintiff's position that the Class B shareholder was entitled to dividend payments (subject to limited exceptions), thus requiring Wambo to pay dividends to the Class B shareholder for the periods in question. The Supreme Court issued finalized orders on May 3, 2013, including the final calculation of amounts due for dividends during the periods from 2009 to 2012 totaling $29.0 million plus interest of $5.6 million. Amounts of the finalized orders are presented in U.S. dollars at foreign currency exchange rates in effect at March 31, 2014.
Wambo has filed an appeal of the Supreme Court's decision, and has posted the requisite security of $48.4 million, which amount includes the calculated potential amounts due for 2013, with the court in the form of cash payment into an interest bearing trust account jointly operated by the parties. Because the Supreme Court's order allows for the substitution of that posted cash payment with a bank guarantee from an Australian bank or another form of acceptable security, those funds remain readily available to the Company and have therefore been reflected in "Cash and cash equivalents" in the unaudited condensed consolidated balance sheet as of March 31, 2014. Based on information currently available, the Company believes that its subsidiary should be successful in the appeals process, and therefore, has not declared any dividends and continues to reflect the previously allocated earnings to "Noncontrolling interests" in the unaudited condensed consolidated balance sheet as of March 31, 2014. If the Supreme Court's ruling is upheld, the Company believes the claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.
Eagle Mining, LLC Arbitration.  On May 3, 2013, Eagle Mining, LLC (Eagle) filed an arbitration demand against a Company subsidiary under a contract mining agreement, asserting various claims for damages.   An arbitration hearing was held in January 2014 before a single arbitrator.  On March 18, 2014, the arbitrator awarded Eagle damages on some of its claims in the total amount of $23.4 million.  In December 2013, prior to the arbitration hearing, the Company subsidiary established a reserve in the amount of $7.8 million, which amount represented the low end of the Company's previous estimated range of loss associated with the matter. The difference between the Company’s reserve amount and the amount of the award was primarily due to damages that were awarded on one of the claims at the high end of the Company’s previous estimated range of loss, and that were awarded on another claim for which the Company initially determined the probability of loss to be remote.  As a result of the damages awarded to Eagle in arbitration, the Company recorded an additional charge of $15.6 million in "Operating costs and expenses" in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2014. On April 18, 2014, the Company subsidiary filed a petition to partially vacate and modify the arbitration award in the United States District Court for the Southern District of West Virginia, Charleston Division.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Claims, Litigation and Settlements Relating to Indemnities or Historical Operations
Environmental Claims and Litigation
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
Environmental claims for remediation, past costs, future costs, and/or natural resource damages have been asserted against Gold Fields related to historical activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). CERCLA claims were asserted at 13 additional sites, bringing the total to 18, which have since been reduced to eight by completion of work, transfer or regulatory inactivity. The number of CERCLA sites alone is not a relevant measure of liability because the nature and extent of environmental concerns and costs varies by site, as does the estimated share of responsibility relative to other PRPs for Gold Fields or the former affiliate.
Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $62.5 million as of March 31, 2014 and $63.8 million as of December 31, 2013, $17.0 million and $18.3 million of which was reflected as a current liability, respectively. These amounts represent those costs that the Company believes are probable and reasonably estimable.
Significant uncertainty exists as to whether claims will be pursued against Gold Fields or the former affiliate in all cases, and where they are pursued, the amount and timing of the eventual costs and liabilities, which could be greater or less than the liabilities recorded in the condensed consolidated balance sheets. Changes to cost estimates associated with a particular site can occur for many reasons, including, but not limited to, the gathering of additional information at the site, the completion of the remedial design phase of the CERCLA remediation process, changes in anticipated remediation standards or labor and material costs or the reaching of a settlement agreement or consent order by the parties at the site. Based on the Company's evaluation of the issues and their potential impact, the total amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
Settlement Agreement with Patriot and the UMWA
In 2012, Patriot Coal Corporation and certain of its wholly owned subsidiaries (Patriot) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 2013, the Company entered into a definitive settlement agreement with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all disputed issues related to Patriot’s bankruptcy.
In connection with the settlement agreement with Patriot and the UMWA, which became effective on December 18, 2013, the Company is required to provide total payments of $310 million, payable over four years through 2017, to partially fund the newly established voluntary employee beneficiary association (VEBA) and settle all Patriot and UMWA claims involving the Patriot bankruptcy. Those payments included an initial payment of $90 million made in January 2014, comprised of $70 million paid to Patriot and $20 million paid to the VEBA, and subsequent payments of $75 million in 2015, $75 million in 2016 and $70 million in 2017 to be paid to the VEBA.
Other
In June 2007, the New York Office of the Attorney General (NYAG) served a letter and subpoena on the Company, seeking information and documents relating to the Company's disclosure to investors of risks associated with possible climate change and related legislation and regulations. The Company believes it has made full and proper disclosure of these potential risks.  In late 2013, the NYAG submitted a letter to the Company requesting additional information and documents and the Company is in the process of complying with that request.
In January 2013, the Securities and Exchange Commission (SEC) staff served a subpoena on the Company seeking information and documents relating to the development of Prairie State Energy Campus, a 1,600 megawatt coal-fueled electricity generation plant and adjacent coal mine in Illinois in which the Company owns a 5.06% undivided interest. The Company cooperated with the SEC's investigation and has not received any related communication from the SEC since August 2013.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(19) Segment Information
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
Reportable segment results were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Revenues:
Australian Mining	$611.8	$738.0
Western U.S. Mining	682.0	640.1
Midwestern U.S. Mining	303.0	336.7
Trading and Brokerage	21.0	25.9
Corporate and Other	9.0	7.3
Total	$1,626.8	$1,748.0

Adjusted EBITDA:
Australian Mining	$1.8	$100.4
Western U.S. Mining	173.9	160.5
Midwestern U.S. Mining	78.7	112.3
Trading and Brokerage	(1.9)	16.0
Corporate and Other	(75.6)	(109.1)
Total	$176.9	$280.1
A reconciliation of Adjusted EBITDA to consolidated income from continuing operations, net of income taxes follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Total Adjusted EBITDA	$176.9	$280.1
Depreciation, depletion and amortization	(157.2)	(170.7)
Amortization of basis difference related to equity affiliates	(1.2)	(1.6)
Asset retirement obligation expenses	(15.6)	(19.0)
Interest expense	(103.3)	(101.3)
Interest income	3.6	5.9
Income tax benefit (provision)	52.5	(3.7)
Loss from continuing operations, net of income taxes	$(44.3)	$(10.3)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)    Supplemental Guarantor/Non-Guarantor Financial Information
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$976.4	$671.3	$(20.9)	$1,626.8
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	21.2	726.8	667.7	(20.9)	1,394.8
Depreciation, depletion and amortization	—	77.2	80.0	—	157.2
Asset retirement obligation expenses	—	8.6	7.0	—	15.6
Selling and administrative expenses	13.6	41.3	4.6	—	59.5
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(9.6)	(0.2)	—	(9.8)
(Income) loss from equity affiliates and investment in subsidiaries	(39.6)	0.6	6.0	39.6	6.6
Interest expense	105.7	1.6	1.4	(5.4)	103.3
Interest income	(0.1)	(2.4)	(6.5)	5.4	(3.6)
(Loss) income from continuing operations before income taxes	(100.8)	132.3	(88.7)	(39.6)	(96.8)
Income tax (benefit) provision	(52.0)	24.8	(25.3)	—	(52.5)
(Loss) income from continuing operations, net of income taxes	(48.8)	107.5	(63.4)	(39.6)	(44.3)
Income (loss) from discontinued operations, net of income taxes	0.3	(0.7)	0.6	—	0.2
Net (loss) income	(48.5)	106.8	(62.8)	(39.6)	(44.1)
Less: Net income attributable to noncontrolling interests	—	—	4.4	—	4.4
Net (loss) income attributable to common stockholders	$(48.5)	$106.8	$(67.2)	$(39.6)	$(48.5)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(48.5)	$106.8	$(62.8)	$(39.6)	$(44.1)
Other comprehensive income (loss), net of income taxes	125.9	9.9	(18.5)	8.6	125.9
Comprehensive income (loss)	77.4	116.7	(81.3)	(31.0)	81.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.4	—	4.4
Comprehensive income (loss) attributable to common stockholders	$77.4	$116.7	$(85.7)	$(31.0)	$77.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,014.6	$796.2	$(62.8)	$1,748.0
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(91.7)	700.9	843.0	(62.8)	1,389.4
Depreciation, depletion and amortization	—	79.6	91.1	—	170.7
Asset retirement obligation expenses	—	11.6	7.4	—	19.0
Selling and administrative expenses	9.2	47.4	8.5	—	65.1
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(2.8)	0.2	—	(2.6)
Loss from equity affiliates and investment in subsidiaries	84.8	3.9	13.7	(84.8)	17.6
Interest expense	101.9	2.3	110.5	(113.4)	101.3
Interest income	(68.1)	(34.9)	(16.3)	113.4	(5.9)
Unrealized (gain) loss on derivatives	—	(41.0)	41.0	—	—
(Loss) income from continuing operations before income taxes	(36.1)	247.6	(302.9)	84.8	(6.6)
Income tax (benefit) provision	(15.3)	107.9	(88.9)	—	3.7
(Loss) income from continuing operations, net of income taxes	(20.8)	139.7	(214.0)	84.8	(10.3)
Loss from discontinued operations, net of income taxes	(2.6)	(1.5)	(5.0)	—	(9.1)
Net (loss) income	(23.4)	138.2	(219.0)	84.8	(19.4)
Less: Net income attributable to noncontrolling interests	—	—	4.0	—	4.0
Net (loss) income attributable to common stockholders	$(23.4)	$138.2	$(223.0)	$84.8	$(23.4)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(23.4)	$138.2	$(219.0)	$84.8	$(19.4)
Other comprehensive income (loss), net of income taxes	0.6	(22.5)	(14.2)	36.7	0.6
Comprehensive (loss) income	(22.8)	115.7	(233.2)	121.5	(18.8)
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.0	—	4.0
Comprehensive (loss) income attributable to common stockholders	$(22.8)	$115.7	$(237.2)	$121.5	$(22.8)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$296.6	$0.2	$211.3	$—	$508.1
Accounts receivable, net	0.8	16.3	437.3	—	454.4
Receivables from affiliates, net	687.5	—	—	(687.5)	—
Inventories	—	236.0	313.4	—	549.4
Assets from coal trading activities, net	—	45.8	4.4	—	50.2
Deferred income taxes	27.0	61.9	4.2	(28.9)	64.2
Other current assets	4.2	25.8	253.9	—	283.9
Total current assets	1,016.1	386.0	1,224.5	(716.4)	1,910.2
Property, plant, equipment and mine development, net	—	4,985.3	5,870.1	—	10,855.4
Deferred income taxes	—	—	62.3	—	62.3
Investments and other assets	10,612.7	8.7	743.7	(10,347.9)	1,017.2
Notes receivable from affiliates, net	—	1,534.6	—	(1,534.6)	—
Total assets	$11,628.8	$6,914.6	$7,900.6	$(12,598.9)	$13,845.1
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12.0	$0.1	$8.7	$—	$20.8
Payables to affiliates, net	—	617.1	70.4	(687.5)	—
Deferred income taxes	—	—	7.3	—	7.3
Liabilities from coal trading activities, net	—	2.0	9.6	—	11.6
Accounts payable and accrued expenses	312.1	516.9	730.9	—	1,559.9
Total current liabilities	324.1	1,136.1	826.9	(687.5)	1,599.6
Long-term debt, less current maturities	5,957.2	6.4	13.8	—	5,977.4
Deferred income taxes	16.7	40.9	2.4	(28.9)	31.1
Notes payable to affiliates, net	1,078.2	—	456.4	(1,534.6)	—
Other noncurrent liabilities	279.7	1,561.9	379.7	—	2,221.3
Total liabilities	7,655.9	2,745.3	1,679.2	(2,251.0)	9,829.4
Peabody Energy Corporation stockholders’ equity	3,972.9	4,169.3	6,178.6	(10,347.9)	3,972.9
Noncontrolling interests	—	—	42.8	—	42.8
Total stockholders’ equity	3,972.9	4,169.3	6,221.4	(10,347.9)	4,015.7
Total liabilities and stockholders’ equity	$11,628.8	$6,914.6	$7,900.6	$(12,598.9)	$13,845.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$300.7	$0.3	$143.0	$—	$444.0
Accounts receivable, net	1.3	—	559.1	(2.5)	557.9
Receivables from affiliates, net	68.4	—	—	(68.4)	—
Inventories	—	235.1	271.6	—	506.7
Assets from coal trading activities, net	—	46.7	—	(10.6)	36.1
Deferred income taxes	—	61.9	6.4	(1.9)	66.4
Other current assets	34.5	73.7	273.4	—	381.6
Total current assets	404.9	417.7	1,253.5	(83.4)	1,992.7
Property, plant, equipment and mine development, net	—	5,055.7	6,026.8	—	11,082.5
Deferred income taxes	16.5	—	7.8	(16.5)	7.8
Investments and other assets	11,394.9	8.8	762.6	(11,115.9)	1,050.4
Notes receivable from affiliates, net	—	1,478.6	—	(1,478.6)	—
Total assets	$11,816.3	$6,960.8	$8,050.7	$(12,694.4)	$14,133.4
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12.0	$0.1	$19.6	$—	$31.7
Payables to affiliates, net	—	10.4	58.0	(68.4)	—
Deferred income taxes	1.9	—	—	(1.9)	—
Liabilities from coal trading activities, net	—	0.2	16.5	(10.6)	6.1
Accounts payable and accrued expenses	360.0	577.7	802.5	(2.5)	1,737.7
Total current liabilities	373.9	588.4	896.6	(83.4)	1,775.5
Long-term debt, less current maturities	5,959.1	6.5	5.1	—	5,970.7
Deferred income taxes	—	55.9	1.5	(16.5)	40.9
Notes payable to affiliates, net	1,078.2	—	400.4	(1,478.6)	—
Other noncurrent liabilities	496.4	1,521.8	380.2	—	2,398.4
Total liabilities	7,907.6	2,172.6	1,683.8	(1,578.5)	10,185.5
Peabody Energy Corporation stockholders’ equity	3,908.7	4,788.2	6,327.7	(11,115.9)	3,908.7
Noncontrolling interests	—	—	39.2	—	39.2
Total stockholders’ equity	3,908.7	4,788.2	6,366.9	(11,115.9)	3,947.9
Total liabilities and stockholders’ equity	$11,816.3	$6,960.8	$8,050.7	$(12,694.4)	$14,133.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$108.5	$49.6	$(31.2)	$126.9
Net cash (used in) provided by discontinued operations	(72.0)	(1.1)	0.3	(72.8)
Net cash provided by (used in) operating activities	36.5	48.5	(30.9)	54.1
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(9.2)	(15.2)	(24.4)
Changes in accrued expenses related to capital expenditures	—	(1.1)	(17.2)	(18.3)
Proceeds from disposal of assets, net of notes receivable	—	12.7	87.1	99.8
Purchases of debt securities	—	—	(2.0)	(2.0)
Proceeds from sales and maturities of debt securities	—	—	0.4	0.4
Contributions to joint ventures	—	—	(151.8)	(151.8)
Distributions from joint ventures	—	—	138.2	138.2
Advances to related parties	—	—	(3.1)	(3.1)
Repayments of loans from related parties	—	—	1.5	1.5
Other, net	—	(0.6)	—	(0.6)
Net cash provided by investing activities	—	1.8	37.9	39.7
Cash Flows From Financing Activities
Repayments of long-term debt	(3.0)	—	(2.2)	(5.2)
Dividends paid	(23.1)	—	—	(23.1)
Repurchase of employee common stock relinquished for tax withholding	(2.0)	—	—	(2.0)
Other, net	3.1	(1.7)	(0.8)	0.6
Transactions with affiliates, net	(15.6)	(48.7)	64.3	—
Net cash (used in) provided by financing activities	(40.6)	(50.4)	61.3	(29.7)
Net change in cash and cash equivalents	(4.1)	(0.1)	68.3	64.1
Cash and cash equivalents at beginning of period	300.7	0.3	143.0	444.0
Cash and cash equivalents at end of period	$296.6	$0.2	$211.3	$508.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$149.1	$150.9	$(12.5)	$287.5
Net cash (used in) provided by discontinued operations	(4.4)	1.5	(12.9)	(15.8)
Net cash provided by (used in) operating activities	144.7	152.4	(25.4)	271.7
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(16.7)	(57.3)	(74.0)
Changes in accrued expenses related to capital expenditures	—	(2.0)	(64.4)	(66.4)
Proceeds from disposal of assets, net of note receivable	—	1.8	51.2	53.0
Purchases of debt and equity securities	—	—	(4.6)	(4.6)
Proceeds from sales and maturities of debt securities	—	—	12.9	12.9
Contributions to joint ventures	—	—	(154.1)	(154.1)
Distributions from joint ventures	—	—	174.3	174.3
Advances to related parties	—	—	(23.1)	(23.1)
Repayments of loans from related parties	—	—	14.8	14.8
Other, net	—	(1.0)	—	(1.0)
Net cash used in continuing operations	—	(17.9)	(50.3)	(68.2)
Net cash used in discontinued operations	—	—	(0.1)	(0.1)
Net cash used in investing activities	—	(17.9)	(50.4)	(68.3)
Cash Flows From Financing Activities
Repayments of long-term debt	(100.0)	—	(8.5)	(108.5)
Dividends paid	(22.9)	—	—	(22.9)
Repurchase of employee common stock relinquished for tax withholding	(2.6)	—	—	(2.6)
Other, net	3.4	(1.8)	(0.3)	1.3
Transactions with affiliates, net	40.3	(132.8)	92.5	—
Net cash (used in) provided by financing activities	(81.8)	(134.6)	83.7	(132.7)
Net change in cash and cash equivalents	62.9	(0.1)	7.9	70.7
Cash and cash equivalents at beginning of period	269.6	0.3	288.9	558.8
Cash and cash equivalents at end of period	$332.5	$0.2	$296.8	$629.5

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

•	global supply and demand for coal, including the seaborne thermal and metallurgical coal markets;

•	price volatility and customer procurement practices, particularly in international seaborne products and in our trading and brokerage businesses;

•	impact of alternative energy sources, including natural gas and renewables;

•	global steel demand and the downstream impact on metallurgical coal prices;

•	impact of weather and natural disasters on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of take-or-pay arrangements for rail and port commitments for the delivery of coal;

•	successful implementation of business strategies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	availability, access to and the related cost of capital and financial markets;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

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
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including the more detailed discussion of these factors and other factors that could affect our results contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

When used in this filing, the term "ton" refers to short or net tons, equal to 2,000 pounds (907.18 kilograms), while "tonne" refers to metric tons, equal to 2,204.62 pounds (1,000 kilograms).
Overview
We are the world’s largest private sector coal company. We own interests in 27 active coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 26 of those mining operations and a 50% equity interest in the Middlemount Mine in Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts through trading and business offices in China, Australia, the United Kingdom, Germany, Singapore, India, Indonesia and the U.S.
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
The principal business of the Western and Midwestern U.S. Mining segments is the mining, preparation and sale of thermal coal. In the U.S., we typically supply thermal coal to domestic electricity generators and industrial customers for power generation under long-term contracts, with a portion sold as seaborne exports.
Our Trading and Brokerage segment engages in the direct and brokered trading of coal and freight-related contracts through trading and business offices in Australia, China, Germany, India, Indonesia, Singapore, the United Kingdom and the U.S. (listed alphabetically). Coal brokering is conducted both as principal and agent in support of various coal production-related activities that may involve coal produced from our mines, coal sourcing arrangements with third-party mining companies or offtake agreements with other coal producers. Our Trading and Brokerage segment also provides transportation-related services, which involves both financial derivative contracts and physical contracts. Collectively, coal and freight-related hedging activities include both economic hedging and cash flow hedging in support of our coal trading strategy, and cash flow hedging in support of sales from our mining operations.
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
Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS are defined as (loss) income from continuing operations and diluted (loss) earnings per share from continuing operations (EPS), respectively, excluding the impacts of asset impairment and mine closure costs and charges for the settlement of claims and litigation related to previously divested operations, net of tax, and the remeasurement of foreign income tax accounts on our income tax provision. When applicable, we calculate the income tax benefits related to asset impairment and mine closure costs and charges for the settlement of claims and litigation related to previously divested operations based on the enacted tax rate in the jurisdiction in which they have been or will be realized, adjusted for the estimated recoverability of those benefits. We have included Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS in our discussion because, in the opinion of management, excluding those foregoing items is useful in comparing our current results with those of prior periods. We also believe that excluding the impact of the remeasurement of our foreign income tax accounts represents a meaningful indicator of our ongoing effective tax rate.
A reconciliation of Adjusted EBITDA to its most comparable measure under U.S. GAAP is included in Note 19. "Segment Information" of the accompanying unaudited condensed consolidated financial statements. Adjusted Loss from Continuing Operations and Adjusted Diluted EPS are reconciled to their most comparable measures under U.S. GAAP in the sections that follow.
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Summary
The coal market segments that we serve ended 2013 characterized by (1) abundant supply in international markets, which continued to suppress prices in spite of strong demand, and (2) a positive demand outlook in the U.S., with customer coal stockpile inventories having returned to a level that was in line with historical norms. Those trends have continued thus far in 2014 and impacted our results for the the first quarter of that year.
The growth trend in global demand for metallurgical coal continued during the three months ended March 31, 2014, corresponding with a 2.5% increase in worldwide steel production during that period compared to the prior year. This was led by production in China, Japan and South Korea, according to data recently published by the World Steel Association (WSA). The WSA expects that trend to accelerate in 2014, projecting a 3.1% full year increase in worldwide steel production in its April 2014 Short Range Outlook. Demand for international seaborne thermal coal also remained strong during the three months ended March 31, 2014, as growth in imports into China more than offset a slight decline in Indian imports during that period compared to the prior year. Nonetheless, those positive trends in demand were not enough to offset the impact of high supply on international coal prices. Benchmark pricing for seaborne high quality hard coking coal (HQHCC), low volatile pulverized coal injections products (LV PCI) and thermal coal origination from Newcastle, Australia (NEWC) for the first quarter of 2014 and 2013 were as follows:

Contract Commencement Month:	HQHCC		Price Decrease	LV PCI		Price Decrease	NEWC		Price Decrease
	2014	2013	%	2014	2013	%	2014	2013	%
January	$143	$165	(13.3)%	$116	$124	(6.5)%	$87	$91	(4.4)%
In the U.S., coal consumption increased 8% during the three months ended March 31, 2014 compared to the same period in 2013, according to data recently published by the U.S. Energy Information Administration (EIA). U.S. electric power generation from coal benefited during that period from higher heating-degree days due to cold winter weather and gas-to-coal switching due to higher natural gas prices, with the share of total electricity generation fueled by coal rising to 42% in the first quarter of 2014 from 40% in the prior year, according to the EIA. The increase in U.S. coal demand drove both an increase in our total U.S. volumes shipped during the three months ended March 31, 2014 compared to the prior year and a further decline in customer coal stockpile inventories from the beginning of the year.
Our revenues decreased during the three months ended March 31, 2014 compared to the same period in the prior year ($121.2 million) due to lower average realized pricing across our global mining platform and a decrease in metallurgical tons sold from our Australian Mining segment, partially offset by an increase in Western U.S. Mining segment tons sold.

In order to mitigate the impact of lower coal pricing and certain costs incurred in the three months ended March 31, 2014 associated with the ongoing commissioning of longwall top coal caving technology (LTCC) at our North Goonyella Mine, we continued to focus on driving operational efficiencies, optimizing our lowest-cost mining assets and controlling expenses at all levels of the organization. Overall, Adjusted EBITDA decreased by $103.2 million during the three months ended March 31, 2014 compared to the same period in the prior year. Net results attributable to common stockholders also decreased in the three months ended March 31, 2014 compared to the same period in the prior year ($25.1 million). The impact of lower Adjusted EBITDA was partially offset by lower depreciation, depletion and amortization, the favorable effect of income taxes and improved results from discontinued operations, as discussed further in the sections that follow.
As of March 31, 2014, our available liquidity was approximately $2.1 billion, in line with the end of the prior year. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Volumes
	2014	2013	Tons	%
	(Tons in millions)
Australian Mining	8.2	8.3	(0.1)	(1.2)%
Western U.S. Mining	41.5	37.6	3.9	10.4%
Midwestern U.S. Mining	6.2	6.5	(0.3)	(4.6)%
Trading and Brokerage	5.4	4.8	0.6	12.5%
Total tons sold	61.3	57.2	4.1	7.2%
Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Revenues
	2014	2013	$	%
	(Dollars in millions)
Australian Mining	$611.8	$738.0	$(126.2)	(17.1)%
Western U.S. Mining	682.0	640.1	41.9	6.5%
Midwestern U.S. Mining	303.0	336.7	(33.7)	(10.0)%
Trading and Brokerage	21.0	25.9	(4.9)	(18.9)%
Corporate and Other	9.0	7.3	1.7	23.3%
Total revenues	$1,626.8	$1,748.0	$(121.2)	(6.9)%
Revenues from our Australian Mining segment decreased during the three months ended March 31, 2014 compared to the same period in the prior year primarily due to the aforementioned decline in settlement prices for metallurgical and thermal coal ($78.4 million). The decline in revenues was also affected by the unfavorable impact of changes in volume and mix, as our production of metallurgical coal was constrained in the three months ended March 31, 2014 by the ongoing commissioning of LTCC at our North Goonyella Mine. Metallurgical coal sales from our Australian Mining segment totaled 3.2 million and 3.6 million tons for the three months ended March 31, 2014 and 2013, respectively.
The increase in Western U.S. Mining segment revenues for the three months ended March 31, 2014 compared to the same period in the prior year mainly reflected a 10.4% increase in tons sold ($60.1 million). Sales volumes from the segment benefited compared to the prior year from higher customer demand for coal shipments due to colder winter weather, higher natural gas prices and lower customer coal stockpile levels. The favorable volume variance was partially offset by the impact of lower realized coal prices ($18.2 million) driven by the effect of contract price re-openers.

Midwestern U.S. Mining segment revenues were adversely impacted during the three months ended March 31, 2014 compared to the same period in the prior year by an unfavorable volume and mix variance ($19.5 million), which reflected the effect of adverse weather conditions on production at certain sites and the exhaustion of coal reserves at our Viking-Corning Pit Mine in the current year period. The revenue decrease was also driven by lower realized coal prices due to the effect of contract price re-openers and the renewal of sales contracts at less favorable prices ($14.2 million).
The decline in Trading and Brokerage segment revenues for the three months ended March 31, 2014 compared to the same period in the prior year reflected a decrease in throughput and margins from the Eastern U.S. region due to the expiration of certain third-party coal supply contracts and the substantial completion of contract mining within the existing permit area at an owned coal reserve property in the fourth quarter of 2013.
Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			Increase (Decrease)
	Three Months Ended		to Segment Adjusted
	March 31,		EBITDA
	2014	2013	$	%
	(Dollars in millions)
Australian Mining	$1.8	$100.4	$(98.6)	(98.2)%
Western U.S. Mining	173.9	160.5	13.4	8.3%
Midwestern U.S. Mining	78.7	112.3	(33.6)	(29.9)%
Trading and Brokerage	(1.9)	16.0	(17.9)	(111.9)%
Segment Adjusted EBITDA	$252.5	$389.2	$(136.7)	(35.1)%
Australian Mining segment Adjusted EBITDA was adversely affected during the three months ended March 31, 2014 compared to the same period in the prior year by lower coal pricing, net of sales-related costs ($71.7 million), the effect of ongoing LTCC commissioning at our North Goonyella Mine ($33.2 million), higher costs at one of our contractor-operated mines primarily due to contract terms that were amended in the fourth quarter of 2013 ($28.4 million), the impact of a scheduled first quarter 2014 longwall move ($26.0 million) and inflationary cost escalations ($17.4 million). Those factors were partially offset by the benefit of higher productivity and lower costs at three of our Australian surface mines driven by owner-operator conversions completed in April 2013 ($70.1 million) and the prior-year effect of February 2013 roof falls at our Metropolitan Mine ($30.8 million).
Western U.S. Mining segment Adjusted EBITDA benefited during the three months ended March 31, 2014 compared to the same period in the prior year from a positive volume and mix variance ($38.7 million) and production efficiencies from favorable geologic conditions ($12.0 million). Those positive factors were partially offset by higher repairs and maintenance expense attributed to both timing and the increase in production ($15.4 million), the impact of a scheduled longwall move at our Twentymile Mine in the first quarter of 2014 ($15.6 million) and lower realized coal prices, net of sales-related costs ($9.7 million).
The decrease in Midwestern U.S. Mining segment Adjusted EBITDA for the three months ended March 31, 2014 compared to the same period in the prior year reflected lower realized coal prices, net of sale-related costs ($13.0 million), costs associated with higher overburden ratios at one of our surface mines due to mine sequencing and weather-related disruptions to production ($12.5 million) and the timing of repairs and maintenance expenses ($12.2 million). The effect of lower volumes discussed above was more than offset by a favorable change in production mix toward lower-cost operations.
Trading and Brokerage segment Adjusted EBITDA for the three months ended March 31, 2014 decreased compared to the same period in the prior year. In addition to the revenue drivers noted above, Trading and Brokerage results were adversely impacted in the three months ended March 31, 2014 by a $15.6 million charge related to the Eagle Mining, LLC arbitration. Refer to Note 18. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information related to that arbitration.

Loss From Continuing Operations Before Income Taxes
The following table presents loss from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2014	2013	$	%
	(Dollars in millions)
Segment Adjusted EBITDA	$252.5	$389.2	$(136.7)	(35.1)%
Corporate and Other Adjusted EBITDA (1)	(75.6)	(109.1)	33.5	30.7%
Depreciation, depletion and amortization	(157.2)	(170.7)	13.5	7.9%
Asset retirement obligation expenses	(15.6)	(19.0)	3.4	17.9%
Amortization of basis difference related to equity affiliates	(1.2)	(1.6)	0.4	25.0%
Interest expense	(103.3)	(101.3)	(2.0)	(2.0)%
Interest income	3.6	5.9	(2.3)	(39.0)%
Loss from continuing operations before income taxes	$(96.8)	$(6.6)	$(90.2)	(1,366.7)%

(1)
Corporate and Other Adjusted EBITDA includes selling and administrative expenses, income (losses) from equity affiliates, gains (losses) on certain asset sales, costs associated with past mining activities, certain coal royalty expenses, resource management costs and revenues and expenses related to our other commercial activities, such as generation development and Btu Conversion.

Results from continuing operations before income taxes for the three months ended March 31, 2014 declined compared to the same period in the prior year, which reflected the decrease in Segment Adjusted EBITDA discussed above and higher net interest expense. Those negative factors were partially offset by an improvement in Corporate and Other Adjusted EBITDA and lower depreciation, depletion and amortization and asset retirement obligation expenses.
The favorable change in Corporate and Other Adjusted EBITDA during the three months ended March 31, 2014 compared to the same period in the prior year reflected improved results from equity affiliates ($10.6 million), as the benefit of productivity advancements resulting from the third quarter 2013 conversion of the Middlemount Mine to owner-operator status more than offset the effect of lower coal pricing. The favorable change was also impacted by higher gains on the disposal of non-core assets ($7.2 million) due to first quarter 2014 sales of surplus lands in the Midwestern U.S. and lower selling and administrative expenses resulting from our ongoing cost containment efforts ($5.6 million). Corporate and Other Adjusted EBITDA results also benefited in the current year period compared to the prior year from the absence of $3.2 million of postretirement healthcare expenses related to the NBCWA Individual Employer Plan Liabilities Assumption Agreement dated October 22, 2007 (the NBCWA Agreement). The actuarially-determined liabilities related to the NBCWA Agreement were settled with Patriot Coal Corporation and certain of its wholly owned subsidiaries (Patriot) and the United Mine Workers of America (UMWA) pursuant to the definitive settlement agreement that became effective on December 18, 2013.
The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2014	2013	$	%
	(Dollars in millions)
Australian Mining	$(79.0)	$(89.9)	$10.9	12.1%
Western U.S. Mining	(52.9)	(51.1)	(1.8)	(3.5)%
Midwestern U.S. Mining	(17.5)	(21.6)	4.1	19.0%
Trading and Brokerage	(0.2)	(0.1)	(0.1)	(100.0)%
Corporate and Other	(7.6)	(8.0)	0.4	5.0%
Total	$(157.2)	$(170.7)	$13.5	7.9%

Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended
	March 31,
	2014	2013
Australian Mining	$4.25	$5.34
Western U.S. Mining	0.73	0.75
Midwestern U.S. Mining	0.47	0.76
The decrease in depreciation, depletion and amortization expense noted in the three months ended March 31, 2014 compared to the same period in the prior year was predominantly driven by lower expense from our Australian Mining segment. That decline was primarily due to a year-over-year decrease in tons sold in the current year and a lower contribution in production mix from metallurgical coal. The decrease in expense also reflected a reduction in the asset base of one of our surface mines from asset impairment charges recognized in the fourth quarter of 2013 and a decrease in the depletion rate at one of our mines purchased in the 2011 acquisition of PEA-PCI, then Macarthur Coal Limited, due to an increase in estimated proven and probable reserves.
Depreciation, depletion and amortization expense from our Midwestern U.S. Mining segment also decreased during the three months ended March 31, 2014 compared to the same period in the prior year, driven by lower tons sold. The decrease in expense also reflected a favorable shift in production mix toward low depletion rate coal reserves.
The aforementioned declines were partially offset by higher depreciation, depletion and amortization from our Western U.S. Mining segment during the three months ended March 31, 2014 compared to the same period in the prior year, which reflected an increase in tons sold.
Asset retirement obligation expenses were lower for the three months ended March 31, 2014 compared to the same period in 2013. The decline was largely attributable to lower ongoing reclamation expense in certain U.S. regions due to a reduction in affected acreage compared to the prior year.
Interest expense for the three months ended March 31, 2014 increased slightly compared to the prior year as the impact of higher interest rates associated with our term loan borrowings was partly offset by the beneficial effect of lower overall debt balances in 2014.
Loss from Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2014	2013	$	%
	(Dollars in millions)
Loss from continuing operations before income taxes	$(96.8)	$(6.6)	$(90.2)	(1,366.7)%
Income tax (benefit) provision	(52.5)	3.7	56.2	1,518.9%
Loss from continuing operations, net of income taxes	$(44.3)	$(10.3)	$(34.0)	(330.1)%
Loss from continuing operations, net of income taxes, for the three months ended March 31, 2014 declined compared to the same period in the prior year due to lower before-tax earnings discussed above, partially offset by the effect of an income tax benefit recorded in the current year.
The year-over-year positive effect of income taxes was driven by royalty allowance benefits recognized related to the Australian minerals and resource rent tax ($36.4 million), the impact of a change in projected earnings mix on our full year estimated effective tax rate ($34.8 million), a decline in before-tax earnings ($31.5 million) and the impact of foreign income tax account remeasurement ($3.0 million). Those factors were partially offset by an increase in valuation allowance on certain Australian deferred tax assets amounting to $42.6 million that was recognized during the three months ended March 31, 2014 due to reduced projected earnings in that jurisdiction.

Adjusted Loss From Continuing Operations
The following table presents Adjusted Loss from Continuing Operations:

	Three Months Ended		Increase (Decrease)
	March 31,		to Adjusted Income
	2014	2013	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(44.3)	$(10.3)	$(34.0)	(330.1)%
Remeasurement (benefit) expense related to foreign income tax accounts	(1.4)	1.6	(3.0)	(187.5)%
Adjusted Loss from Continuing Operations	$(45.7)	$(8.7)	$(37.0)	(425.3)%
Adjusted Loss from Continuing Operations decreased for the three months ended March 31, 2014 compared to the same period in the prior year. That decrease reflected declines in Segment Adjusted EBITDA and higher net interest expense, partially offset by an improvement in Corporate and Other Adjusted EBITDA, lower depreciation, depletion and amortization and asset retirement obligation expenses and the effect of income taxes, as discussed above.
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2014	2013	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(44.3)	$(10.3)	$(34.0)	(330.1)%
Income (loss) from discontinued operations, net of income taxes	0.2	(9.1)	9.3	102.2%
Net loss	(44.1)	(19.4)	(24.7)	(127.3)%
Less: Net income attributable to noncontrolling interests	4.4	4.0	(0.4)	(10.0)%
Net loss attributable to common stockholders	$(48.5)	$(23.4)	$(25.1)	(107.3)%
Net results attributable to common stockholders decreased in the three months ended March 31, 2014 compared to the same period in the prior year largely due to the decline in results from continuing operations discussed above, partially offset by improved results from discontinued operations.
Results from discontinued operations changed favorably during the three months ended March 31, 2014 compared to the same period in the prior year, mainly driven by the fourth quarter 2013 shutdown of the Wilkie Creek Mine as that site generated losses in the prior year period presented ($5.6 million). The improvement in results also reflected lower litigation-related expense associated with previously divested operations as the related matters were concluded in conjunction with the definitive settlement agreement reached with Patriot and the UMWA that became effective on December 18, 2013.
Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)
	March 31,		to EPS
	2014	2013	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.18)	$(0.05)	$(0.13)	(260.0)%
Income (loss) from discontinued operations	—	(0.04)	0.04	100.0%
Net loss	$(0.18)	$(0.09)	$(0.09)	(100.0)%

Diluted EPS decreased in the three months ended March 31, 2014 compared to the same period in the prior year commensurate with the decline in results from continuing operations between those periods, partially offset by improved results from discontinued operations.
Adjusted Diluted EPS
The following table presents Adjusted Diluted EPS:

	Three Months Ended		Increase (Decrease)
	March 31,		to Adjusted EPS
	2014	2013	$	%
Adjusted Diluted EPS Reconciliation:
Loss from continuing operations	$(0.18)	$(0.05)	$(0.13)	(260.0)%
Remeasurement (benefit) expense related to foreign income tax accounts	(0.01)	—	(0.01)	n.a.
Adjusted Diluted EPS	$(0.19)	$(0.05)	$(0.14)	(280.0)%
Adjusted Diluted EPS decreased in the three months ended March 31, 2014 compared to the same period in the prior year commensurate with the adverse change in Adjusted Loss from Continuing Operations between those periods.
Other
The net fair value of our foreign currency cash flow hedge portfolio improved from a net liability of $473.3 million at December 31, 2013 to a net liability of $238.0 million at March 31, 2014. That change was driven by a strengthening in Australian dollar exchange rates between those dates.
Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
While current seaborne coal prices reflect a well-supplied market, we expect near-term stimulus activities in China and limited supply increases to lead to improved supply/demand fundamentals. In the U.S., demand for thermal coal increased in the three months ended March 31, 2014 compared to the same period in the prior year due to rising natural gas prices and a colder-than-normal winter while production declined, leading to the largest estimated customer coal inventory stockpile drawdown in more than three decades in the first quarter of 2014 and an improved outlook for U.S. coal demand going forward.
Global Macroeconomic Indicators. The International Monetary Fund (IMF) released its global economic growth estimates for 2014 in its April 2014 World Economic Outlook. China, India and U.S. growth projections increased slightly compared to previous forecasts. While economic indicators in China have slowed in early 2014, recently announced economic stimulus measures are expected to increase the rate of growth moving forward. Selected regional and worldwide projections of 2014 macroeconomic growth, as measured by recent IMF forecasts of gross domestic product (GDP), are presented below:

GDP Growth (%)
Region:	2014
U.S.	2.8%
China	7.5%
India	5.4%
Worldwide	3.6%

Seaborne Thermal Coal Market Segments and Our Position. We expect continued growth in global seaborne thermal coal demand following a record year of imports in 2013, led by China and India. According to China Customs data, China's thermal coal imports have increased 13% year-over-year to 71 million tonnes through March 2014 and we expect China to set another record for imports in 2014. While India’s thermal coal imports have declined by an estimated 2 million tonnes through March 2014 on a year-over-year basis, we continue to believe that India will surpass 2013’s record imports as the country is expected to further access seaborne sources to serve increasing demand from new coal-fueled generation. We project that 70 gigawatts of new coal-fueled electricity generation will come online globally in 2014, leading to 20 to 30 million tonnes in year-over-year seaborne thermal coal demand growth during that period, with China and India accounting for the majority of that growth.
In spite of the continued increases in international thermal coal demand, the seaborne thermal coal market segment remains well-supplied, which has led to a further decrease in prices for thermal coal originating from Newcastle, Australia. The price for annual contracts commencing April 1, 2014 was settled at $81.80 per tonne, down from $95 per tonne in the prior year. We are targeting thermal coal exports of 11 to 12 million tons from our Australian platform in 2014.
Seaborne Metallurgical Coal Market Segments and Our Position. The WSA reported that global steel production grew by 2.5% through March 2014 compared to the prior year. In its April 2014 Short Range Outlook, the WSA forecasted year-over-year apparent steel use growth of 3.1% in 2014.
Seaborne metallurgical coal prices for HQHCC and LV PCI declined to approximately $120 and $100 per tonne, respectively, for quarterly contracts commencing in April 2014, reflecting a well-supplied market. Based on our projections of reduced capital spending across the coal mining industry and supply reductions from high-cost metallurgical coal producers, we expect seaborne metallurgical coal supply growth to moderate in 2014 compared to 2013. We are targeting total 2014 metallurgical coal sales from our Australian platform at 16 to 17 million tons.
Our total Australian coal sales for 2014 are targeted at 35 to 37 million tons, including both metallurgical and thermal coal products supplied for export and within Australia.
U.S. Thermal Coal Market Segments and Our Position. Thermal coal market segment conditions in the U.S. continued to improve in the first quarter of 2014, with coal-fueled electricity generation reaching levels nearly twice that of natural gas. We observed gas-to-coal switching during that period as natural gas prices increased from 2013 levels, driving a 2% decline in electric power generation from natural gas during the first quarter of 2014 compared to the prior year. Coal consumption increased 8% compared to the prior year, while coal production declined by 1%, which led to increased customer drawdowns on coal inventory stockpiles. We estimate that coal inventories for Southern Powder River Basin customers fell to 45 days on a day's-burn basis.
In its May 2014 Short-Term Energy Outlook, the EIA projected U.S. electricity generation from coal to increase by 6% in 2014 compared to 2013, while electricity generation from natural gas is expected to decline. The EIA further projected that coal will hold a share of over 40% of U.S. electric power generation in 2014. We expect that U.S. coal consumption for electric power generation will increase by 35 to 45 million tons in 2014 compared to 2013.
We are targeting our 2014 U.S. volumes at 185 to 195 million tons, with approximately 5% to 10% of those volumes unpriced as of March 31, 2014. At that date, we also had 40% to 50% of 2015 volumes priced based on targeted 2014 production levels. We anticipate that average realized pricing from our U.S. mining operations will decrease by 4% to 7% on a per-ton basis in 2014 compared to 2013 due to new U.S. coal supply agreements and price re-opener provisions in certain of our existing U.S. coal supply agreements, primarily in our Midwestern U.S. Mining segment.
Operating Cost and Capital Update. In an effort to mitigate pressures from the challenging global environment, we remain focused on cost containment activities. We expect a 1% to 3% decrease in our per-ton U.S. operating costs and expenses in 2014 compared to the prior year. In Australia, we expect 2014 costs in the low-to-mid-$70 per ton range as additional savings from cost containment activities offset the effects of a higher mix of metallurgical coal and costs related to the delayed longwall commissioning at the North Goonyella Mine.
We also remain focused on tightening capital spending. We are targeting 2014 capital spending levels of $250 million to $295 million, which represents a decrease from our prior year spend of $328.4 million and our previously disclosed 2014 targeted range of $275 million to $325 million.

Regulatory Update
Proposed New Source Performance Standards (NSPS) for Fossil Fuel-Fired Electricity Utility Generating Units (EGUs). On April 13, 2012, the U.S. Environmental Protection Agency (EPA) published for comment a proposed NSPS for emissions of carbon dioxide for new fossil fuel-fired EGUs (proposed NSPS for new power plants). On September 20, 2013, the EPA revoked its April 13, 2012 proposal and issued a new proposed NSPS for new power plants, using section 111(b) of the Clean Air Act. On January 8, 2014, the re-proposal was published in the Federal Register and the comment deadline was set at March 10, 2014. In the February 26, 2014 Federal Register, the EPA issued a Notice of Data Availability (NODA) and technical support document in support of the proposed NSPS for new power plants. The public comment deadline for the NODA was also set at March 10, 2014. In the March 6, 2014 Federal Register, the EPA provided notice that the public comment period for both the January 8 proposed NSPS for new power plants and February 26 NODA was being extended to May 9, 2014.
The EPA has not yet proposed rules for modified sources under section 111(b) of the Clean Air Act or existing sources under section 111(d) of the Clean Air Act. However, the U.S. President directed the EPA to issue such standards, regulations or guidelines, as appropriate, addressing carbon pollution from existing, modified and reconstructed power plants. The President also requested that the EPA: (1) issue a proposal addressing such matters by June 1, 2014; (2) finalize it by June 1, 2015; and (3) include, in the guidelines addressing existing power plants, a requirement that states submit to the EPA implementation plans required under Section 111(d) of the Clean Air Act by June 30, 2016.
We believe that any final rules issued by the EPA in these areas will be challenged.
Judicial Challenges to the EPA’s Greenhouse Gas (GHG) Regulations. On October 15, 2013, the Supreme Court agreed to review the federal government’s power to regulate GHGs from fixed sources. Six petitions were accepted for review, but only a single question is being considered: “Whether the EPA permissibly determined that its regulation of GHG emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases.” A decision in the case will likely be issued in June 2014. The review could have a significant impact on EPA rules, proposed rules and rules under development that may affect the demand for coal, including the NSPS proposals under 111(b) and 111(d) of the Clean Air Act mentioned above.
Cross State Air Pollution Rule (CSAPR). On July 6, 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions was to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While the CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) stayed the rule and advised that the EPA is expected to continue administering the Clean Air Interstate Rule (CAIR) until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a two to one decision, concluding that the rule was beyond the EPA's statutory authority. On October 5, 2012, the EPA petitioned for en banc review of that decision by the entire D.C. Circuit. The D.C. Circuit denied the EPA's petition on January 24, 2013. After granting petitions on behalf of the EPA and others for writs of certiorari, the U.S. Supreme Court on April 29, 2014 reversed the D.C. Circuit and upheld the CSAPR, remanding the cases for further proceedings consistent with the Court's opinion, which acknowledged the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule.
Mercury and Air Toxics Standards (MATS). On December 16, 2011, the EPA announced the MATS rule and published it in the Federal Register on February 16, 2012. The MATS rulemaking collectively revised the NSPS for nitrogen oxides, sulfur dioxides and particulate matter for new and modified coal-fueled electricity generating plants, and imposed Maximum Achievable Control Technology (MACT) emission limits on hazardous air emissions from new and existing coal-fueled and oil-fueled electric generating plants. The rule provides three years for compliance and a possible fourth year as a state permitting agency may deem necessary. Some utilities have been moving forward with installation of equipment necessary to comply with MATS, and the EPA and states have been granting additional time beyond the 2015 deadline (but no more than one extra year) for facilities that need more time to upgrade and complete those installations. The rule could result in the retirement of certain older coal plants. The D.C. Circuit upheld the NSPS portion of the rulemaking in a unanimous decision on March 11, 2014, and upheld the limits on hazardous air emissions against all challenges on April 15, 2014, in a two-to-one decision.
On March 28, 2013, the EPA issued reconsidered MACT standards for new plants that are less stringent in some respects than the standards announced in December 2011. Those standards were challenged, and this part of the rulemaking continues to evolve.

Long-Term Outlook
While strong supplies and declining seaborne coal prices have tempered near-term expectations, our long-term global outlook for coal remains positive, particularly in the Asia-Pacific region. We expect global coal demand to rise by approximately 700 million tonnes between 2013 and 2016, led by urbanization and industrialization trends in China and India, and that approximately 250 gigawatts of new global coal-fueled generation will be built during that time. We also estimate that seaborne metallurgical coal demand will grow by 10 to 15 percent during that period.
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
The IEA World Energy Outlook 2013 also contains (1) a New Policies Scenario, which assumes that existing policies are maintained and recently announced commitments and plans, including those yet to be formally adopted, are implemented in a cautious manner, (2) a 450 Scenario, which assumes that policies are adopted that put the world on a pathway that is consistent with having around a 50% chance of limiting the global increase in average temperatures to 2º C in the long term, compared with pre-industrial levels, and (3) an Energy Efficiency Scenario, which assumes that all energy efficiency investments that are economically viable are made and all necessary policies to eliminate market barriers to energy efficiency are adopted. The full report is available from the IEA on its website at iea.org.
In the U.S., coal remains a significant fuel for electricity generation, though its share is expected to decline through 2040 due to competition from natural gas and renewables according to the EIA's 2014 Annual Energy Outlook.
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
Cash and Cash Equivalents. We hold cash balances within the U.S. and in several other locations around the world. As of March 31, 2014, approximately $300 million of our cash was held by U.S. entities, with the remaining balance held by foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. We do not expect restrictions or potential taxes on the repatriation of amounts held by our foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Liquidity. In addition to cash and cash equivalents, our liquidity includes the available balances from our $1.65 billion revolving credit facility (the 2013 Revolver) under our secured credit agreement entered into in 2013 (the 2013 Credit Facility) and an accounts receivable securitization program. Our available liquidity was $2.1 billion as of March 31, 2014, which was substantially comprised of $1.5 billion available for borrowing under the Revolver (net of outstanding letters of credit of $131.8 million), cash and cash equivalents of $508.1 million and $61.8 million of available capacity from our accounts receivable securitization program. Our available liquidity as of March 31, 2014 was also impacted by posted security for certain litigation matters.
Proceeds from the Sale of Non-Strategic Assets. In January 2014, the Company sold a non-strategic exploration tenement asset in Australia in exchange for cash proceeds of $62.6 million.  We will continue to monitor our portfolio for opportunities to divest certain standalone and non-core assets as a source of potential liquidity.
Capital Requirements
Our primary uses of cash include the cash costs of coal production and sale, capital expenditures, coal reserve lease and royalty payments, debt service costs (including interest and principal), capital and operating lease payments, postretirement plans, take or pay obligations, past mining retirement obligations and the payment of dividends.
We expect our available liquidity and cash flows from operations will be sufficient to meet our anticipated capital requirements during 2014 and for the foreseeable future. That expectation is predicated, in part, on the assumption that we will continue to have access to a substantial portion of our maximum borrowing capacity under the 2013 Revolver, if needed in the future. Refer to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of circumstances that could limit our access to such funds.
We routinely monitor our current and expected capital requirements and capital market conditions to evaluate the use of alternative financing sources, which include our ability to offer and sell securities under our shelf registration statement and access to credit markets. Our ability to obtain external financing and the cost of such financing may be affected by our credit ratings, which are periodically reviewed by the three major credit rating agencies. In May 2014, one of those agencies downgraded our corporate credit rating by one notch, due, in part, to continued weakness in seaborne coal prices. We continue to believe, based on our current financial condition and credit relationships, that we currently have the ability to access capital markets, if needed. Any adverse changes in our financial condition, liquidity or credit ratings or additional uncertainty in capital markets could negatively impact our ability to access such funds and, in turn, reduce the availability of our cash flows to fund discretionary spending, including capital expenditures for growth and development projects, acquisitions, share repurchases, dividend payments, contributions to our postretirement plans in excess of regulatory requirements and voluntary debt repayments.
Additions to Property, Plant, Equipment and Mine Development. We evaluate our capital project portfolio on an ongoing basis and believe we have the appropriate flexibility to adjust our growth capital spending as appropriate based on any material changes in our cash flows from operations and liquidity position.

Additions to property, plant, equipment and mine development in 2014 have included and will continue to include expenditures associated with advancing the reserve development at the Gateway North Mine in the U.S. to replace production from the existing Gateway Mine as its reserves are exhausted in 2015, installing a new longwall to increase productivity at the Metropolitan Mine in Australia and converting the Moorvale Mine in Australia to owner-operator status, which is expected to be completed in the second half of 2014.
In response to the challenging global environment, we have sought to maintain a controlled, disciplined approach to capital spending in order to preserve liquidity. In 2014, we are targeting full year capital expenditures of $250 million to $295 million, reflecting a decrease from our 2013 spend of $328.4 million and our previously disclosed 2014 targeted range of $275 million to $325 million. We expect to allocate approximately 70% of that target to maintaining the existing productive capacity of our global mining platform, with the remainder allotted to development and operational improvement projects, mainly in Australia. We currently plan to defer certain new and early-stage growth and development projects across our global platform to time periods beyond 2014 and continue to evaluate the timing associated with those projects based on changes in global coal supply and demand.
Federal Coal Lease Expenditures. We currently anticipate that federal coal lease expenditures will total approximately$280 million in 2014, with those payments to be remitted in the third and fourth quarter.
Total Indebtedness. Our total indebtedness as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
2013 Term Loan Facility due September 2020	$1,182.9	$1,185.4
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
7.875% Senior Notes due November 2026	247.5	247.5
Convertible Junior Subordinated Debentures due December 2066	380.4	379.7
Capital lease obligations	28.5	30.5
Other	0.5	0.9
Total Debt	$5,998.2	$6,002.4
Long-term Debt Covenants. Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants, with which we were in compliance as of March 31, 2014. We are permitted to pay dividends, buy and sell assets and make redemptions or repurchases of capital stock when in compliance with our financial covenants and customary default provisions (including compliance on a pro forma basis giving effect to such transactions), subject to certain restrictions imposed by the 2013 Credit Facility. That agreement also limits our ability to make dividends from the top-level Gibraltar holding company of our Australian operations to our domestic subsidiaries in an amount in excess of $500 million per year. We do not expect the restrictions imposed by our debt covenants to have a material effect on our overall liquidity or financial condition for the foreseeable future.
Debt Prepayments and Repurchases. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.
During the three months ended March 31, 2013, we voluntarily prepaid $100.0 million in aggregate principal amount of our previous term loan facility with existing cash on hand and correspondingly recognized a loss on debt extinguishment of $0.9 million, which was classified in "Interest expense," in the unaudited condensed consolidated statement of operations for that period. During the three months ended March 31, 2014, we did not make any debt payments beyond our scheduled maturities.

Dividends. We have declared and paid quarterly dividends since our initial public offering in 2001, including $23.1 million paid in the three months ended March 31, 2014. On May 8, 2014, our Board of Directors approved a dividend of $0.085 per share of common stock, payable on June 12, 2014. The declaration and payment of dividends in the future and the amount of those dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors deemed relevant by our Board of Directors.
Margin. As part of our trading and brokerage activities, we may be eligible to receive or required to post margin with an exchange or certain of our over-the-counter trading counterparties. The amount and timing of margin received or posted can vary with the volume of trades, market price volatility and trade settlements. Total net margin held at March 31, 2014 and December 31, 2013 was $35.2 million and $35.5 million, respectively. For the three months ended March 31, 2014 and 2013, net cash flow from margin was a net outflow of $0.3 million and a net inflow of $12.5 million, respectively. Refer to Note 8. “Coal Trading” to the accompanying unaudited condensed consolidated financial statements for information surrounding the impact of a credit downgrade on our margin requirements.
Settlement Agreement with Patriot and the UMWA. In connection with our settlement agreement with Patriot and the UMWA, on behalf of itself, its represented Patriot employees and its represented Patriot retirees, that became effective on December 18, 2013, we are required to provide total payments of $310 million payable over four years through 2017 to partially fund the newly established voluntary employee beneficiary association (VEBA) and settle all Patriot and UMWA claims involving the Patriot bankruptcy. Those payments included an initial payment of $90 million made in January of 2014, comprised of $70 million paid to Patriot and $20 million paid to the VEBA, and subsequent payments of $75 million in 2015, $75 million in 2016 and $70 million in 2017 to be paid to the VEBA.
There were no other material changes to our capital resources or capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
Contractual Obligations
Other than matters outlined above, there were no other material changes to our contractual obligations from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
Historical Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013, as reported in the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended		Increase (Decrease)
	March 31,		to Cash and Cash Equivalents
	2014	2013	$	%
	(Dollars in millions)
Net cash provided by operating activities	$54.1	$271.7	$(217.6)	(80.1)%
Net cash provided by (used in) investing activities	39.7	(68.3)	108.0	158.1%
Net cash used in financing activities	(29.7)	(132.7)	103.0	77.6%
Net change in cash and cash equivalents	64.1	70.7	(6.6)	(9.3)%
Cash and cash equivalents at beginning of period	444.0	558.8	(114.8)	(20.5)%
Cash and cash equivalents at end of period	$508.1	$629.5	$(121.4)	(19.3)%

Operating Activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2014 compared to the same period in the prior year was driven by the following:

•
Lower Adjusted EBITDA results ($103.2 million) and a non-cash impact on earnings related to previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012 ($40.9 million);

•	Aggregate payments to Patriot and the related VEBA in January 2014 made in connection with our 2013 settlement agreement with Patriot and the UMWA ($90.0 million); and

•
A comparatively higher inventory build ($19.4 million) driven by lower tons sold from our Australian Mining segment, including the impact of certain port logistics issues encountered in the current year period; partially offset by

•	The timing of cash receipts related to customer receivables ($25.0 million, including the effect of higher utilization of our accounts receivable securitization program in the current year period).
Investing Activities. The favorable change in net cash provided by (used in) investing activities for the three months ended March 31, 2014 compared to the same period in the prior year was mainly due to:

•
Lower current year capital spending as we seek to carefully control the deployment of capital amid a challenged global coal market environment ($97.7 million, net of changes in accrued expenses related to capital expenditures); and

•	Greater proceeds from the disposal of assets, driven by cash received from the January 2014 sale of a non-strategic exploration tenement asset in Australia ($46.8 million).
Financing Activities. The decrease in net cash used in financing activities for the three months ended March 31, 2014 compared to the same period in the prior year was reflective of lower long-term debt payments ($103.3 million) due to the impact of $100.0 million in voluntary debt repayments remitted in the first quarter of 2013.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications, financial instruments with off-balance sheet risk, such as bank letters of credit, bank guarantees and surety bonds and our accounts receivable securitization program. Assets and liabilities related to these arrangements are mostly not reflected in our condensed consolidated balance sheets and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.
Accounts Receivable Securitization. We have an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through a wholly owned, bankruptcy-remote subsidiary (Seller). At March 31, 2014, we had $61.8 million remaining capacity available under our securitization program. Under the securitization program, we contribute trade receivables of most of our U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, we, as servicer of the assets, collect the receivables on behalf of the Conduits for a nominal servicing fee. We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under the Revolver portion of our Credit Facility, effectively managing our overall borrowing costs and providing an additional source of working capital. The securitization program was renewed in May 2013 and will expire in April 2016.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the six months ended March 31, 2014, we received total consideration of $1,030.8 million related to accounts receivable sold under the securitization program, including $714.6 million of cash up front from the sale of the receivables, an additional $209.4 million of cash upon the collection of the underlying receivables and $106.8 million that had not been collected at March 31, 2014 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $155.0 million and $100.0 million at March 31, 2014 and December 31, 2013, respectively.
Securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because cash received from the Conduits upon the sale of receivables, as well as cash received from the Conduits upon the ultimate collection of receivables, are not subject to significantly different risks given the short-term nature of our trade receivables. We recorded expense associated with securitization transactions of $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

Patriot Bankruptcy Reorganization. As part of our 2013 settlement agreement reached with Patriot and the UMWA, we have provided $141.5 million of credit support to Patriot. Approximately $100 million of this credit support ends in 2018.  As of March 31, 2014, $87.2 million of this credit support took the form of surety bonds issued for the benefit of Patriot beneficiaries; $31.9 million of this credit support took the form of corporate guarantees to Patriot beneficiaries; and $22.4 million of this credit support took the form of letters of credit issued for the benefit of Patriot beneficiaries. A total of $56.5 million of the credit support (all in the form of surety bonds) relates to Patriot’s Coal Act obligations that we agreed to fund at the time of the Patriot spin-off pursuant to the Coal Act Liabilities Assumption Agreement and to Patriot’s Federal Black Lung obligations.
Patriot has approximately $150 million in federal and state black lung occupational disease liabilities related to workers employed in periods prior to Patriot’s spin-off from us in 2007. At the time of the spin-off, Patriot indemnified us against any claim relating to these liabilities, including any claim made by the U.S. Department of Labor (“DOL”) against us with respect to these obligations as a potentially liable operator under the Federal Coal Mine Health and Safety Act of 1969. The definitive settlement agreement reached in 2013, which became effective upon Patriot's emergence from bankruptcy on December 18, 2013, included Patriot’s affirmance of the indemnity relating to such black lung liabilities.
If Patriot does not pay the black lung liabilities in the future, the DOL would first look to Patriot and any related credit support for payment before asserting any claims against us. While Patriot has agreed to indemnify us against any such claims by the DOL, we could be responsible for those liabilities if Patriot were not able to fund such indemnification.
Guarantees. See Note 17. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees" to our unaudited condensed consolidated financial statements for a discussion of our guarantees.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. We are also required under U.S. GAAP to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. See Note 3. "Asset Realization" to our unaudited condensed consolidated financial statements for a discussion of risks and uncertainties surrounding asset realization considerations as pertains to coal pricing.
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our critical accounting policies remain unchanged at March 31, 2014.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 2. "Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented" to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 18. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On October 24, 2008, we announced that our Board of Directors approved an amendment to the then existing share repurchase program to authorize repurchases of up to $1.0 billion of the then outstanding shares of our common stock (Repurchase Program). The Repurchase Program does not have an expiration date and may be discontinued at any time. Through March 31, 2014, we have repurchased a total of 7.7 million shares under the Repurchase Program at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the Repurchase Program. Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. No share repurchases were made under the Repurchase Program during the three months ended March 31, 2014 or 2013.
Our Chairman and Chief Executive Officer had authority to direct the repurchase up to $100.0 million of common stock outside of the Repurchase Program. During the second quarter of 2012, we utilized existing cash on hand to repurchase 4.2 million shares of outstanding common stock for $99.9 million pursuant to that authority through open market transactions.
Share Relinquishments
We routinely allow employees to relinquish common stock to pay estimated taxes upon the vesting of restricted stock and upon the issuance of common stock related to performance units under our equity incentive plans. The value of common stock tendered by employees is determined based on the closing price of our common stock on the dates of the respective relinquishments.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2014	67,613	$18.75	—	$700.4
February 1 through February 28, 2014	34,648	16.87	—	700.4
March 1 through March 31, 2014	7,792	15.87	—	700.4
Total	110,053	$17.96	—

(1)
Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock and upon the issuance of common stock related to performance units, which are not part of the Repurchase Program.

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
In 2013, we commenced a process of leveraging the operational risk management expertise of universities in Australia and Canada for the development of Safety Risk Registers for all of our U.S. mining operations. All of those locations have since completed the associated workplace risk assessment and control exercise and the results of those assessments are in the process of being analyzed for assurance that the controls that we have in place are effective in reducing or eliminating workplace risks for our employees. In 2014, several members of our U.S. operations management team will attend Global Minerals Industry Risk Management workshops to further integrate international risk management best practice principles into our "Safety, A Way of Life Management System." We also plan to partner with other mining companies in the current year to further educate our operations managers and develop consistent internal processes and procedures, with a focus on change management. Safety initiative activities for our Australian platform are closely linked to and leveraged upon those initiated in the U.S. Similar to the U.S., Safety Risk Registers have now been completed at all sites and opportunities for improvement identified. Also, during the three months ended March 31, 2014, we implemented SafeStartTM programs, a globally recognized safety awareness and personal safety skill development workshop, at three of our Australian sites, and will evaluate the program for broader introduction across the platform in the future.
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
Commensurate with MSHA reporting guidelines, our U.S. incidence rate reflects activity from our full-time employees at our operating sites and, beginning in 2014, our temporary employees at those sites, and excludes contractors. Because certain of our Australian mines are operated by a contact miner, our Australia incidence rate includes activity from contractors. Both our U.S. and Australia incidence rates exclude the impact of personnel from sales and administrative offices.
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

The following table reflects our incidence rates for the three months ended March 31, 2014 and 2013 related to our mining operations:

	Three months ended March 31,
	2014	2013
U.S.	1.17	0.84
Australia	1.35	2.76
Total Peabody Energy Corporation	1.26	1.81
As of May 7, 2014, MSHA's Mine Injury and Worktime Operators report for the three months ended March 31, 2014 had not been published. The All Incidence Rate for the three months ended March 31, 2013 was 3.17.
We monitor MSHA compliance using violations per inspection day (in the U.S. only), which is calculated as the total count of violations per five hour MSHA inspector day. Similar to historical incidence rates, historical violations per inspection day may be adjusted over time to reflect the final resolution of the underlying matters. For the three months ended March 31, 2014 and 2013, our violations per inspection day were 0.65 and 0.60, respectively.
The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
See Exhibit Index at page 61 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	May 12, 2014	By:	/s/ MICHAEL C. CREWS
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

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 17, 2014).

10.1*	Amendment No. 3 to the 1998 Stock Purchase and Option Plan for Key Employees of the Registrant.

10.2*	Amendment No. 2 to the Registrant’s 2001 Long-Term Equity Incentive Plan.

10.3*	Amendment No.1 to the Equity Incentive Plan for Non-Employee Directors of the Registrant.

10.4*	Amendment No. 5 to the Registrant’s 2004 Long-Term Equity Incentive Plan.

10.5*	Amendment No. 1 to the Registrant’s 2011 Long-Term Equity Incentive Plan.

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2014 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.