Form 10-Q
period 2014-06-30
PEABODY ENERGY CORP
filed 2014-08-08
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 271,464,148 shares of the registrant's common stock (par value of $0.01 per share) outstanding at August 1, 2014.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in millions, except per share data)
Revenues
Sales	$1,598.6	$1,588.6	$3,068.8	$3,165.8
Other revenues	159.4	136.7	316.0	307.5
Total revenues	1,758.0	1,725.3	3,384.8	3,473.3
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	1,467.6	1,437.2	2,862.4	2,826.6
Depreciation, depletion and amortization	163.1	185.7	320.3	356.4
Asset retirement obligation expenses	15.9	18.3	31.5	37.3
Selling and administrative expenses	59.2	64.0	118.7	129.1
Other operating (income) loss:
Net gain on disposal or exchange of assets	(2.2)	(43.2)	(12.0)	(45.8)
Asset impairment	—	21.5	—	21.5
Loss from equity affiliates	21.6	15.4	28.2	33.0
Operating profit	32.8	26.4	35.7	115.2
Interest expense	105.2	110.8	208.5	212.1
Interest income	(4.4)	(1.1)	(8.0)	(7.0)
Loss from continuing operations before income taxes	(68.0)	(83.3)	(164.8)	(89.9)
Income tax provision (benefit)	4.0	(184.7)	(48.5)	(181.0)
(Loss) income from continuing operations, net of income taxes	(72.0)	101.4	(116.3)	91.1
Income (loss) from discontinued operations, net of income taxes	0.8	(14.3)	1.0	(23.4)
Net (loss) income	(71.2)	87.1	(115.3)	67.7
Less: Net income (loss) attributable to noncontrolling interests	2.1	(3.2)	6.5	0.8
Net (loss) income attributable to common stockholders	$(73.3)	$90.3	$(121.8)	$66.9

(Loss) income from continuing operations:
Basic (loss) income per share	$(0.28)	$0.39	$(0.46)	$0.34
Diluted (loss) income per share	$(0.28)	$0.39	$(0.46)	$0.33

Net (loss) income attributable to common stockholders:
Basic (loss) income per share	$(0.27)	$0.33	$(0.46)	$0.25
Diluted (loss) income per share	$(0.27)	$0.33	$(0.46)	$0.25

Dividends declared per share	$0.085	$0.085	$0.170	$0.170
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Net (loss) income	$(71.2)	$87.1	$(115.3)	$67.7
Other comprehensive income (loss), net of income taxes:
Net change in unrealized holding gains (losses) on available-for-sale securities (net of respective tax provision (benefits) of $0.3, $3.7, ($0.8) and ($0.1))
Unrealized holding gains (losses) on available-for-sale securities	0.5	(7.6)	(1.3)	(13.8)
Less: Reclassification for realized losses included in net (loss) income	—	13.6	—	13.5
Net change in unrealized gains (losses) on available-for-sale securities	0.5	6.0	(1.3)	(0.3)
Net unrealized gains (losses) on cash flow hedges (net of respective tax provision (benefits) of $37.2, ($217.1), $106.1 and ($228.0))
Increase (decrease) in fair value of cash flow hedges	67.9	(339.0)	184.1	(270.3)
Less: Reclassification for realized gains included in net (loss) income	(10.6)	(38.3)	(5.0)	(115.4)
Net unrealized gains (losses) on cash flow hedges	57.3	(377.3)	179.1	(385.7)
Postretirement plans and workers' compensation obligations (net of respective tax provision (benefit) of $4.0, $8.4, ($2.2) and $16.7
Prior service cost for the period	—	—	(17.4)	—
Amortization of actuarial loss and prior service cost included in net (loss) income	6.8	14.2	13.6	28.4
Postretirement plans and workers' compensation obligations	6.8	14.2	(3.8)	28.4
Foreign currency translation adjustment	9.9	(74.5)	26.4	(73.4)
Other comprehensive income (loss), net of income taxes	74.5	(431.6)	200.4	(431.0)
Comprehensive income (loss)	3.3	(344.5)	85.1	(363.3)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2.1	(3.2)	6.5	0.8
Comprehensive income (loss) attributable to common stockholders	$1.2	$(341.3)	$78.6	$(364.1)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2014	December 31, 2013
	(In millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$498.4	$444.0
Accounts receivable, net of allowance for doubtful accounts of $5.8 at June 30, 2014 and $7.4 at December 31, 2013	447.1	557.9
Inventories	548.4	506.7
Assets from coal trading activities, net	50.8	36.1
Deferred income taxes	67.2	66.4
Other current assets	265.9	381.6
Total current assets	1,877.8	1,992.7
Property, plant, equipment and mine development, net	10,700.5	11,082.5
Deferred income taxes	82.1	7.8
Investments and other assets	1,031.8	1,050.4
Total assets	$13,692.2	$14,133.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$20.8	$31.7
Deferred income taxes	7.5	—
Liabilities from coal trading activities, net	14.4	6.1
Accounts payable and accrued expenses	1,462.0	1,737.7
Total current liabilities	1,504.7	1,775.5
Long-term debt, less current maturities	5,973.2	5,970.7
Deferred income taxes	59.5	40.9
Asset retirement obligations	721.2	712.8
Accrued postretirement benefit costs	713.0	684.0
Other noncurrent liabilities	716.2	1,001.6
Total liabilities	9,687.8	10,185.5
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized; no shares issued or outstanding as of June 30, 2014 or December 31, 2013	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of June 30, 2014 or December 31, 2013	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of June 30, 2014 or December 31, 2013	—	—
Common Stock — $0.01 per share par value; 800.0 shares authorized, 285.4 shares issued and 271.5 shares outstanding as of June 30, 2014 and 283.9 shares issued and 270.1 shares outstanding as of December 31, 2013	2.9	2.8
Additional paid-in capital	2,361.7	2,340.0
Treasury stock, at cost — 13.9 shares as of June 30, 2014 and 13.8 shares as of December 31, 2013	(466.9)	(464.7)
Retained earnings	2,281.9	2,449.8
Accumulated other comprehensive loss	(218.8)	(419.2)
Peabody Energy Corporation stockholders’ equity	3,960.8	3,908.7
Noncontrolling interests	43.6	39.2
Total stockholders’ equity	4,004.4	3,947.9
Total liabilities and stockholders’ equity	$13,692.2	$14,133.4
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Cash Flows From Operating Activities
Net (loss) income	$(115.3)	$67.7
(Income) loss from discontinued operations, net of income taxes	(1.0)	23.4
(Loss) income from continuing operations, net of income taxes	(116.3)	91.1
Adjustments to reconcile (loss) income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	320.3	356.4
Noncash interest expense	11.7	11.1
Deferred income taxes	(113.9)	(205.3)
Share-based compensation	24.0	28.6
Asset impairment	—	21.5
Net gain on disposal or exchange of assets	(12.0)	(45.8)
Loss from equity affiliates	28.2	33.0
Gains on previously monetized foreign currency hedge positions	(74.8)	—
Changes in current assets and liabilities:
Accounts receivable	99.8	(7.8)
Change in receivable from accounts receivable securitization program	10.0	50.0
Inventories	(41.7)	(33.4)
Net assets from coal trading activities	(19.1)	6.0
Other current assets	(1.7)	13.6
Accounts payable and accrued expenses	13.2	(0.7)
Asset retirement obligations	19.5	26.3
Accrued postretirement benefit costs	9.3	8.8
Accrued pension costs	9.9	25.0
Other, net	(9.3)	(12.5)
Net cash provided by continuing operations	157.1	365.9
Net cash used in discontinued operations	(81.8)	(34.5)
Net cash provided by operating activities	75.3	331.4
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(64.7)	(166.5)
Changes in accrued expenses related to capital expenditures	(17.5)	(102.6)
Proceeds from disposal of assets, net of notes receivable	139.2	123.9
Purchases of debt securities	(4.2)	(9.7)
Proceeds from sales and maturities of debt securities	5.0	17.0
Proceeds from the maturity of short-term investments	—	4.8
Contributions to joint ventures	(271.3)	(323.8)
Distributions from joint ventures	269.0	372.1
Advances to related parties	(12.3)	(35.7)
Repayments of loans from related parties	2.2	18.2
Other, net	(2.0)	(3.6)
Net cash provided by (used in) continuing operations	43.4	(105.9)
Net cash provided by (used in) discontinued operations	5.0	(0.3)
Net cash provided by (used in) investing activities	48.4	(106.2)
Cash Flows From Financing Activities
Repayments of long-term debt	(10.4)	(215.6)
Payment of debt issuance costs	(10.1)	—
Dividends paid	(46.1)	(45.9)
Other, net	(2.7)	(4.6)
Net cash used in financing activities	(69.3)	(266.1)
Net change in cash and cash equivalents	54.4	(40.9)
Cash and cash equivalents at beginning of period	444.0	558.8
Cash and cash equivalents at end of period	$498.4	$517.9
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2013	$2.8	$2,340.0	$(464.7)	$2,449.8	$(419.2)	$39.2	$3,947.9
Net (loss) income	—	—	—	(121.8)	—	6.5	(115.3)
Net change in unrealized holding losses on available-for-sale securities (net of $0.8 tax benefit)	—	—	—	—	(1.3)	—	(1.3)
Net unrealized gains on cash flow hedges (net of $106.1 tax provision)	—	—	—	—	179.1	—	179.1
Postretirement plans and workers’ compensation obligations (net of $2.2 tax benefit)	—	—	—	—	(3.8)	—	(3.8)
Foreign currency translation adjustment	—	—	—	—	26.4	—	26.4
Dividends paid	—	—	—	(46.1)	—	—	(46.1)
Share-based compensation	0.1	23.9	—	—	—	—	24.0
Write-off of excess tax benefits related to share-based compensation	—	(5.3)	—	—	—	—	(5.3)
Stock options exercised		0.5	—	—	—	—	0.5
Employee stock purchases	—	2.6	—	—	—	—	2.6
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.2)	—	—	—	(2.2)
Distributions to noncontrolling interests	—	—	—	—	—	(2.1)	(2.1)
June 30, 2014	$2.9	$2,361.7	$(466.9)	$2,281.9	$(218.8)	$43.6	$4,004.4
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)     Basis of Presentation
The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the Company) and its affiliates. Interests in subsidiaries controlled by the Company are consolidated and any outside shareholder interests are reflected as noncontrolling interests, except when the Company has an undivided interest in an unincorporated joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenues and expenses of the jointly controlled entities within each applicable line item of the unaudited condensed consolidated financial statements.  All intercompany transactions, profits and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 2014 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2013 has been derived from the Company’s audited consolidated balance sheet at that date. The Company's results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2014.
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
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Presentation of Unrecognized Tax Benefits
In July 2013, the Financial Accounting Standards Board (FASB) issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Previously effective U.S. GAAP did not provide explicit guidance on the topic. The new presentation guidance became effective for interim and annual periods beginning after December 15, 2013 (January 1, 2014 for the Company). The adoption of the guidance, which the Company applied prospectively beginning January 1, 2014, had no material effect on the Company's results of operations, financial condition, cash flows or financial statement presentation.
Discontinued Operations
In April 2014, the FASB issued accounting guidance that raised the threshold for disposals to qualify as discontinued operations to a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Such a strategic shift may include the disposal of (1) a major geographical area of operations, (2) a major line of business, (3) a major equity method investment or (4) other major parts of an entity. Provided that the major strategic shift criterion is met, the new guidance does allow entities to have significant continuing involvement and continuing cash flows with the discontinued operation, unlike current U.S. GAAP. The new standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The new guidance will apply prospectively to disposals that occur in interim and annual periods beginning on or after December 31, 2014 (January 1, 2015 for the Company), with early adoption permitted for disposals or new classifications of assets as held for sale that have not been reported in previously issued financial statements. The impact to the Company will be dependent on any disposal activity that occurs subsequent to the adoption date.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition
In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. The standard also requires entities to disclose sufficient qualitative and quantitative information to enable financial statement users to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance will be effective for interim and annual periods beginning after December 15, 2016 (January 1, 2017 for the Company) and the standard allows for either a full retrospective adoption or a modified retrospective adoption. The Company has just begun the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
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
The Company generally does not view short-term declines subsequent to previous impairment assessments in thermal and metallurgical coal prices in the markets in which it sells its products as an indicator of impairment, such as the decline in benchmark pricing for seaborne metallurgical and thermal coal that occurred during the six months ended June 30, 2014. However, the Company generally does view a sustained trend of adverse changes in coal market pricing (for example, over periods exceeding one year) as an indicator of potential impairment and, because of the volatile and cyclical nature of U.S. and international seaborne coal markets, it is reasonably possible that such prices may not improve or decrease further in the near term, which may result in the need for future adjustments to the carrying value of the Company's long-lived mining assets and mining-related investments. The Company's assets whose recoverability and values are most sensitive to near-term pricing include mines in Australia with comparatively shorter remaining lives and mining-related investments, which assets had an aggregate carrying value of $227.4 million as of June 30, 2014. The Company conducted a review of those assets for recoverability as of June 30, 2014 and determined that no impairment charge was necessary as of that date.
(4)    Discontinued Operations
Discontinued operations include former Australian Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested operations.
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Income (loss) from discontinued operations before income taxes	$1.2	$(16.1)	$1.1	$(32.7)
Income tax provision (benefit)	0.4	(1.8)	0.1	(9.3)
Income (loss) from discontinued operations, net of income taxes	$0.8	$(14.3)	$1.0	$(23.4)
There were no significant revenues from discontinued operations during the three and six months ended June 30, 2014. Total revenues associated with discontinued operations amounted to $35.6 million and $67.7 million during the three and six months ended June 30, 2013, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities of Discontinued Operations
The carrying amounts of assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Assets:
Other current assets	$2.4	$38.6
Investments and other assets	20.8	47.4
Total assets classified as discontinued operations	$23.2	$86.0

Liabilities:
Accounts payable and accrued expenses	$42.3	$127.8
Other noncurrent liabilities	86.7	90.2
Total liabilities classified as discontinued operations	$129.0	$218.0
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
Wilkie Creek Mine. In December 2013, the Company ceased production and commenced the reclamation of the Wilkie Creek Mine in Queensland, Australia and correspondingly accrued for potential port and rail take-or-pay contractual liabilities and certain other exit costs at that time. The following table summarizes the changes in those liabilities for the six months ended June 30, 2014:

	Accrued Take-or-Pay Liabilities	Other Exit Costs	Total
	(Dollars in millions)
Liability balance at December 31, 2013	$33.9	$2.7	$36.6
Change in estimate	—	(0.2)	(0.2)
Cash payments	(6.3)	(2.4)	(8.7)
Foreign currency remeasurement expense	1.6	—	1.6
Liability balance at June 30, 2014	$29.2	$0.1	$29.3
In addition to the closure-related liabilities detailed above, the Company's unaudited condensed consolidated balance sheet at June 30, 2014 included $48.0 million of asset retirement obligations related to Wilkie Creek.
In May 2014, the Company entered into an agreement to sell the Wilkie Creek Mine in exchange for approximately $70 million in cash and the assumption of port and rail obligations and asset retirement obligations, with the closing of the sale subject to certain conditions.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)     Investments
Investments in available-for-sale securities at June 30, 2014 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
U.S. corporate bonds	$8.9	$—	$—	$8.9
Noncurrent:
Marketable equity securities	10.9	—	(0.9)	10.0
Federal government securities	29.3	—	—	29.3
U.S. corporate bonds	15.4	0.1	—	15.5
Total	$64.5	$0.1	$(0.9)	$63.7
Investments in available-for-sale securities at December 31, 2013 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
Federal government securities	$2.8	$—	$—	$2.8
U.S. corporate bonds	2.4	—	—	2.4
Noncurrent:
Marketable equity securities	10.9	1.3	—	12.2
Federal government securities	28.8	—	(0.1)	28.7
U.S. corporate bonds	20.8	0.1	—	20.9
Total	$65.7	$1.4	$(0.1)	$67.0
The Company's short-term investments are defined as those investments with remaining maturities, at the time of purchase, of greater than three months and up to one year and are included in "Other current assets" in the condensed consolidated balance sheets. Long-term investments are defined as those investments with remaining maturities of greater than one year and are included in "Investments and other assets" in the condensed consolidated balance sheets. The Company’s investments in marketable equity securities consist of an investment in Winsway Coking Coal Holdings Limited (Winsway). Those equity securities are included in "Investments and other assets" in the condensed consolidated balance sheets.
Contractual maturities for available-for-sale investments in debt securities at June 30, 2014 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale debt securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$8.9	$8.9
Due in one to five years	44.7	44.8
Total	$53.6	$53.7
Proceeds from sales and maturities of debt securities shown in the tables above amounted to $4.6 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively, and $5.0 million and $17.0 million for the six months ended June 30, 2014 and 2013, respectively. The Company realized net gains of less than $0.1 million during the three and six months ended June 30, 2014 and 2013 associated with those sales and maturities using the specific identification method. Purchases of debt securities shown in the tables above amounted to $2.2 million and $5.1 million for the three months ended June 30, 2014, and 2013, respectively, and $4.2 million and $9.7 million for the six months ended June 30, 2014 and 2013, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also recognized proceeds of $4.8 million from the maturity of time deposits denominated in Chinese Renminbi during the three and six months ended June 30, 2013. The Company did not have any held-to-maturity investments as of June 30, 2014 or December 31, 2013.
At each reporting date, the Company performs separate evaluations of debt and equity securities to determine if any unrealized losses are other-than-temporary. After evaluating the length of time market value has been less than cost and the financial conditions and near-term prospects of Winsway, the Company deemed the unrealized loss incurred during the three and six months ended June 30, 2014 associated with its investment in Winsway equity securities to be temporary and the change during the period to be generally consistent with the trend of equity securities across the coal mining industry. The Company has the ability to hold the securities until recovery and has no current intention to divest the securities. Accordingly, the Company did not recognize other-than-temporary losses on its investments during the three and six months ended June 30, 2014. The Company recognized an other-than-temporary asset impairment charge of $21.5 million during the three and six months ended June 30, 2013, which was triggered by a second quarter 2013 downgrade of Winsway's credit rating and the duration and severity of the market losses incurred at that time, thereby resetting the cost basis of the Company's investment.
(6)     Inventories
Inventories as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Materials and supplies	$166.3	$166.8
Raw coal	141.5	122.6
Saleable coal	240.6	217.3
Total	$548.4	$506.7
Materials and supplies inventories presented above have been shown net of reserves of $4.7 million and $7.4 million as of June 30, 2014 and December 31, 2013, respectively.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against adverse changes in the fair value of the fixed rate debt that results from market interest rate changes. In addition, from time to time, interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of June 30, 2014, the Company had no interest rate swaps in place.
Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at June 30, 2014:

	Notional Amount by Year of Maturity
	Total	2014	2015	2016	2017
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,082.1	$935.0	$1,645.1	$997.0	$505.0
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	208.5	52.2	85.5	53.3	17.5
U.S. explosives hedge contracts (million MMBtu)	0.3	0.3	—	—	—

	Instrument Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value Net Asset (Liability)
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$4,082.1	$—	$—	$(109.6)
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	208.5	—	—	16.0
U.S. explosives hedge contracts (million MMBtu)	0.3	—	—	(0.2)
Based on the net fair value of the Company’s non-coal trading commodity contract hedge positions held in “Accumulated other comprehensive loss” at June 30, 2014, the Company expects to reclassify an unrealized net gain associated with the Company's diesel fuel hedge programs of approximately $9 million and an unrealized net loss associated with the Company's explosives hedge programs of approximately $0.2 million from comprehensive income into earnings over the next 12 months. Based on net unrealized losses associated with the Company's foreign currency hedge contract portfolio and realized gains related to foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012 held in "Accumulated other comprehensive loss" at June 30, 2014, the net gain expected to be reclassified from comprehensive income to earnings over the next twelve months associated with that hedge program is approximately $15 million. As these realized and unrealized gains and losses are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings are expected to partially offset the effect of the realized underlying transactions.
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
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-coal trading hedges during the three and six months ended June 30, 2014 and 2013:

		Three Months Ended June 30, 2014
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion) (1)	(Loss) gain reclassified from other comprehensive income into income (effective portion) (1)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$17.7	$(0.1)	$1.0
Foreign currency forward contracts	Operating costs and expenses	—	134.7	6.3	—
Total		$—	$152.4	$6.2	$1.0

		Three Months Ended June 30, 2013
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$(25.0)	$0.5	$0.1
Foreign currency forward contracts	Operating costs and expenses	—	(492.6)	62.1	—
Total		$—	$(517.6)	$62.6	$0.1

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $33.9 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Six Months Ended June 30, 2014
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion) (1)	Loss reclassified from other comprehensive income into income (effective portion) (1)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$9.2	$(2.3)	$0.8
Foreign currency forward contracts	Operating costs and expenses	—	351.2	(12.5)	—
Total		$—	$360.4	$(14.8)	$0.8

		Six Months Ended June 30, 2013
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swaps and options	Operating costs and expenses	$—	$(19.1)	$7.2	$0.3
Foreign currency forward contracts	Operating costs and expenses	—	(453.9)	147.2	—
Total		$—	$(473.0)	$154.4	$0.3

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $74.8 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The classification and amount of non-coal trading derivative financial instruments presented on a gross and net basis as of June 30, 2014 and December 31, 2013 are presented in the tables that follow.

	Fair Value of Assets as of June 30, 2014
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet (1)	Net Amount
	(Dollars in millions)
Current Assets:
Commodity swap contracts	$9.7	$(0.7)	$9.0	n.a.	n.a.
Foreign currency forward contracts	11.6	(10.2)	1.4	n.a.	n.a.
Total	$21.3	$(10.9)	$10.4	$(7.5)	$2.9

Noncurrent Assets:
Commodity swap contracts	$8.0	$(0.5)	$7.5	n.a.	n.a.
Foreign currency forward contracts	17.4	(16.6)	0.8	n.a.	n.a.
Total	$25.4	$(17.1)	$8.3	$(5.4)	$2.9

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default.

	Fair Value of Liabilities as of June 30, 2014
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet (1)	Net Amount
	(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$1.4	$(0.8)	$0.6	n.a.	n.a.
Foreign currency forward contracts	76.4	(12.9)	63.5	n.a.	n.a.
Total	$77.8	$(13.7)	$64.1	$(7.4)	$56.7

Noncurrent Liabilities:
Commodity swap contracts	$0.5	$(0.4)	$0.1	n.a.	n.a.
Foreign currency forward contracts	62.2	(13.9)	48.3	n.a.	n.a.
Total	$62.7	$(14.3)	$48.4	$(5.5)	$42.9

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$27.2	$36.5	$—	$63.7
Commodity swaps and options	—	15.8	—	15.8
Foreign currency cash flow hedge contracts	—	(109.6)	—	(109.6)
Total net financial assets (liabilities)	$27.2	$(57.3)	$—	$(30.1)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$28.8	$38.2	$—	$67.0
Commodity swaps and options	—	5.1	—	5.1
Foreign currency cash flow hedge contracts	—	(473.3)	—	(473.3)
Total net financial assets (liabilities)	$28.8	$(430.0)	$—	$(401.2)
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
The Company did not have any transfers between levels during the three and six months ended June 30, 2014 or 2013 for its non-coal trading positions. The Company’s policy is to value transfers between levels using the beginning of period valuation.
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of June 30, 2014 and December 31, 2013:

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

The carrying amounts and estimated fair values of the Company’s long-term debt are summarized as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$5,994.0	$6,055.2	$6,002.4	$6,167.5

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
Trading revenues recognized during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Trading Revenues by Type of Instrument	2014	2013	2014	2013
	(Dollars in millions)
Commodity futures, swaps and options	$22.7	$34.9	$58.3	$85.9
Physical commodity purchase/sale contracts	(12.4)	(38.3)	(27.0)	(63.4)
Total trading revenues	$10.3	$(3.4)	$31.3	$22.5
Risk Management
Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in cash flow hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive loss” until the hedged transaction impacts reported earnings, at which time those gains and losses are reclassified to earnings. To the extent that periodic changes in the fair value of a derivative exceeds the changes in the expected future cash flows of the hedged item to which it has been designated, the ineffective portion is recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes the changes in fair value of the instrument in earnings in the period of the change.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset of $47.9 million and $62.9 million as of June 30, 2014 and December 31, 2013, respectively. Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive loss” at June 30, 2014, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $35 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the effect of the realized underlying transactions in the unaudited condensed consolidated statements of operations.
Forecasted Transactions No Longer Probable. During the six months ended June 30, 2014, the Company reclassified gains of $2.0 million out of “Accumulated other comprehensive loss” to earnings as the underlying forecasted transactions were deemed no longer probable of occurring within an acceptable proximity to the timing contemplated at hedge designation.
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
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of June 30, 2014 and December 31, 2013 is set forth below:

Affected line item in the condensed consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation margin (held) posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of June 30, 2014
Assets from coal trading activities, net	$430.2	$(345.4)	$(34.0)	$50.8
Liabilities from coal trading activities, net	(359.8)	345.4	—	(14.4)
Total, Net	$70.4	$—	$(34.0)	$36.4

	Fair Value as of December 31, 2013
Assets from coal trading activities, net	$418.8	$(324.7)	$(58.0)	$36.1
Liabilities from coal trading activities, net	(332.7)	324.7	1.9	(6.1)
Total, Net	$86.1	$—	$(56.1)	$30.0

(1)	Approximately $15 million and $42 million of the net variation margin held at June 30, 2014 and December 31, 2013, respectively, related to cash flow hedges.
See Note 7. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s non-coal trading activities.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$—	$37.7	$—	$37.7
Physical commodity purchase/sale contracts	—	(3.9)	2.6	(1.3)
Total net financial assets	$—	$33.8	$2.6	$36.4

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$—	$26.4	$—	$26.4
Physical commodity purchase/sale contracts	—	1.5	2.1	3.6
Total net financial assets	$—	$27.9	$2.1	$30.0
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the quantitative unobservable inputs utilized in the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of June 30, 2014:

	Range		Weighted
Input	Low	High	Average
Quality adjustments	1%	8%	7%
Location differentials	17%	64%	37%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Beginning of period	$2.2	$1.4	$2.1	$5.2
Total net gains (losses) realized/unrealized:
Included in earnings	1.5	(0.3)	3.3	(4.4)
Settlements	(1.1)	0.2	(2.8)	0.5
End of period	$2.6	$1.3	$2.6	$1.3
The following table summarizes the changes in net unrealized gains (losses) relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Changes in net unrealized gains (losses) (1)	$1.2	$(2.8)	$0.3	$(2.6)

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

The Company did not have any significant transfers in its coal trading positions between Level 1 and Level 2 during the three and six months ended June 30, 2014 or 2013. There were no transfers in or out of Level 3 during the three and six months ended June 30, 2014 or 2013. The Company’s policy is to value transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2014, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Percentage of
Year of Expiration	Portfolio Total
2014	68%
2015	19%
2016	10%
2017	2%
2018	1%
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
At June 30, 2014, 94% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties, while 2% was with non-investment grade counterparties and 4% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at June 30, 2014 and December 31, 2013, would have amounted to collateral postings to counterparties of approximately $15 million and $7 million, respectively. As of June 30, 2014 and December 31, 2013, no collateral was posted to counterparties for such positions.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. In recent months, two of the three major credit rating agencies downgraded the Company's corporate credit rating by one notch. The Company was not required to post additional collateral as a result of those downgrades. Even if a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties would have been zero at June 30, 2014 and December 31, 2013 based on the aggregate fair value of all derivative trading instruments with such features. Accordingly, the Company had posted no margin related to such features as of June 30, 2014 or December 31, 2013.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At June 30, 2014 and December 31, 2013, the Company held net variation margin of $34.0 million and $56.1 million, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of June 30, 2014 and December 31, 2013, the Company had posted initial margin of $17.1 million and $19.6 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. The Company also had posted $2.0 million and $1.0 million of margin in excess of the exchange-required variation and initial margin discussed above as of June 30, 2014 and December 31, 2013, respectively.
(9)     Financing Receivables
The Company's total financing receivables as of June 30, 2014 and December 31, 2013 consisted of the following:

Balance Sheet Classification	June 30, 2014	December 31, 2013
	(Dollars in millions)
Accounts receivable, net	$0.1	$0.1
Investments and other assets	378.2	351.7
Total financing receivables	$378.3	$351.8
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables outstanding as of June 30, 2014.
Codrilla Mine Project. In 2011, a wholly owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of its 85% interest in the Codrilla Mine Project to participants of the Coppabella Moorvale Joint Venture (CMJV) where PEA-PCI sold down its interest in the Codrilla project to the CMJV (Codrilla sell down) so that, following the completion of the sale, ownership of the Codrilla Mine Project reflected the existing ownership of the Coppabella and Moorvale mines with PEA-PCI retaining a 73.3% ownership. Prior to the acquisition of PEA-PCI by the Company, consideration of $15.0 million Australian dollars was received by PEA-PCI upon completion of the Codrilla sell down, representing 20% of the agreed price. Two installments, for which the Company held non-interest-bearing receivables, are due upon the completion of certain milestones. The first installment, with 40% due on the granting of the related mining lease, was received in 2012. The final 40% is due upon the earlier of the mine's first coal shipment or a specified date. The sales agreement was amended in the second quarter of 2013 to delay the specified date from March 31, 2015 to June 30, 2016, resulting in an adjustment to the discounted value of the note receivable in the amount of $1.6 million. This adjustment was recorded as a reduction to "Interest income" in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013. There are currently no indications of impairment on the remaining installment and the Company expects to receive full payment upon the earlier of the mine's first shipment or June 30, 2016. The remaining balance associated with these receivables was recorded in "Investments and other assets" in the condensed consolidated balance sheets, which balance totaled $30.9 million and $28.5 million at June 30, 2014 and December 31, 2013, respectively.
Middlemount Mine. The Company periodically makes loans to the Middlemount Mine joint venture (Middlemount), in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. Middlemount is required to pay down the loans as excess cash is generated pursuant to its shareholders’ agreement. The loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5% and expire on December 24, 2015. Based on the expected timing of repayment of these loans, which is projected to extend beyond the stated expiration date, the Company considers these loans to be of a long-term nature. As a result, the foreign currency impact related to the shareholder loans is included in foreign currency translation adjustment in the condensed consolidated balance sheets and the unaudited condensed consolidated statements of comprehensive income. As a result of the expected timing of interest repayments, interest income on these loans is recognized when cash is received. The Company recognized interest income related to these loans of $1.2 million and $2.0 million during the three months ended June 30, 2014 and 2013, respectively, and $2.6 million and $3.4 million during the six months ended June 30, 2014 and 2013, respectively. Interest income under a full accrual basis would have resulted in additional interest income of $1.4 million and $1.7 million during the three months ended June 30, 2014 and 2013, respectively, and $3.1 million and $3.3 million during the six months ended June 30, 2014 and 2013, respectively. The carrying value of these loans of $347.3 million and $323.2 million was reflected in "Investments and other assets" in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

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

(10)	Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Land and coal interests	$10,957.6	$11,024.1
Buildings and improvements	1,553.2	1,525.4
Machinery and equipment	2,663.3	2,777.5
Less: Accumulated depreciation, depletion and amortization	(4,473.6)	(4,244.5)
Total, net	$10,700.5	$11,082.5
(11)  Income Taxes
The Company's tax expense of $4.0 million and tax benefit of $184.7 million for the three months ended June 30, 2014 and 2013, respectively, include remeasurement benefit of $1.3 million and $37.1 million related to foreign tax accounts, respectively. The Company's tax benefit of $48.5 million and $181.0 million for the six months ended June 30, 2014 and 2013, respectively, include remeasurement benefit of $2.7 million and $35.5 million related to foreign tax accounts, respectively. The effective tax rate before remeasurement is based on the Company's estimated full year effective tax rate made up of the expected statutory tax expense more than offset by reductions from percentage depletion, foreign rate differential and Australian minerals resource rent tax. For the three and six months ended June 30, 2014, the Company recorded a valuation allowance on certain Australian deferred tax assets not considered more likely than not to be realized amounting to $75.7 million and $124.7 million, respectively. For the three months ended June 30, 2013, the Company released a portion of its valuation allowance on U.S. capital loss carryforwards amounting to $25.5 million due to a change in expected realization upon sale of non-strategic U.S. coal reserves and surface lands.
During the three and six months ended June 30, 2014, the Company decreased its net unrecognized tax benefits, interest and penalties by $19.5 million and $48.4 million, respectively, due to amended returns filed and settlement of intercompany financing transactions on the 2004 through 2012 Australian Taxation Office (ATO) audit. During the six months ended June 30, 2014, the U.S. Internal Revenue Service (IRS) added the 2011 through 2013 tax years to the 2009 through 2010 audit due to amended returns filed for capital and net operating loss carrybacks. The Company believes during the next twelve months it is reasonably possible for a $25.0 million decrease in its net unrecognized tax benefits due to potential audit settlements.
(12)    Long-term Debt
The Company’s total indebtedness as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
2013 Term Loan Facility due September 2020	$1,180.3	$1,185.4
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
7.875% Senior Notes due November 2026	247.6	247.5
Convertible Junior Subordinated Debentures due December 2066	381.0	379.7
Capital lease obligations	26.4	30.5
Other	0.3	0.9
Total long-term debt	$5,994.0	$6,002.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts of the Convertible Junior Subordinated Debentures due December 2066 (the Debentures), the 2013 Term Loan Facility due September 2020 and the 7.875% Senior Notes due December 2026 have been presented above net of the respective unamortized original issue discounts.
Debentures Consent Solicitation
In June 2014, the Company received sufficient consents from holders of the Debentures to amend the related indenture and eliminate the provisions relating to the mandatory and optional deferral of interest, thereby providing the Company greater financial and operational flexibility and increased ease of administration with respect to the Debentures. After receiving those consents, the Company entered into a supplemental indenture reflecting the amendments, which binds all holders of the Debentures.
The eliminated provisions related to the mandatory deferral of interest (1) required that the Company defer interest payments on the Debentures under specified circumstances unless it obtained funds for those payments through the sale of qualifying warrants or qualifying preferred stock, (2) subject to limitations, required that the Company obtain the necessary funds through such a sale, and (3) prohibited the Company from making certain distributions (including dividends) with respect to its capital stock during any mandatory extension period (as defined in the original indenture governing the Debentures) and until the Company paid all accrued but unpaid interest on the Debentures. The eliminated provisions related to the optional deferral of interest allowed the Company to defer interest payments on the Debentures at its discretion, in certain circumstances.
Holders of the Debentures that validly consented to the amendments received a consent fee of $15.00 per $1,000 principal amount of the Debentures. The Company paid aggregate consent fees of $10.1 million in June 2014 in connection with the Debentures consent solicitation, which will be amortized over the remaining term of the Debentures. Additionally, the Company incurred $1.6 million in fees to third parties related to the consent solicitation and supplemental indenture, which were classified in "Interest expense" in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014.
Voluntary Debt Prepayments
During the six months ended June 30, 2013, the Company voluntarily prepaid $167.0 million in aggregate principal amount of its previous term loan facility with existing cash on hand. Additionally, the Company repurchased $32.4 million of certain Australian private placement bonds with existing cash on hand during the six months ended June 30, 2013. In connection with the foregoing, the Company recognized losses on debt extinguishment of $4.5 million and $5.4 million during the three and six months ended June 30, 2013, respectively, which were classified in "Interest expense" in the unaudited condensed consolidated statements of operations for those periods. During the three and six months ended June 30, 2014, the Company made no debt payments in excess of its scheduled maturities.
(13) Pension and Postretirement Benefit Costs
Net periodic pension cost included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Service cost for benefits earned	$0.5	$0.5	$1.0	$1.1
Interest cost on projected benefit obligation	11.3	10.5	22.7	21.1
Expected return on plan assets	(13.5)	(14.8)	(27.1)	(29.7)
Amortization of prior service cost and net actuarial loss	7.8	16.7	15.7	33.3
Net periodic pension cost	$6.1	$12.9	$12.3	$25.8
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). The Company currently expects its qualified plans to be at or above the Pension Protection Act thresholds and will therefore avoid benefit restrictions and at-risk penalties for 2014. During the three and six months ended June 30, 2014, the Company contributed $1.6 million and $2.4 million, respectively, to its pension plans. The Company expects to contribute approximately $13 million to its pension plans in 2014 to meet minimum funding requirements for its qualified plans and benefit payments for its non-qualified plans.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic postretirement benefit cost included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Service cost for benefits earned	$3.0	$3.9	$6.1	$7.8
Interest cost on accumulated postretirement benefit obligation	9.1	10.4	18.2	20.9
Amortization of prior service cost and net actuarial loss, and special termination benefits	4.0	7.1	7.9	12.7
Net periodic postretirement benefit cost	$16.1	$21.4	$32.2	$41.4
During the six months ended June 30, 2014, the Company increased its accumulated postretirement benefit obligation (included in “Accrued postretirement benefit costs”) by $27.6 million, with an offsetting pre-tax prior service cost adjustment recorded directly to “Accumulated other comprehensive loss.” The adjustment was a result of a plan change effective April 1, 2014 for certain plan participants' benefits no longer funded through a Medicare Advantage Program. The plan change will not affect participant benefits, although it is expected to increase future employer contributions including an additional $2.0 million of Company contributions for the year ending December 31, 2014.
(14) Accumulated Other Comprehensive Loss
The following table below sets forth the after-tax components of accumulated other comprehensive loss and changes thereto recorded during the six months ended June 30, 2014:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Available-For-Sale Securities	Total Accumulated Other Comprehensive (Loss) Income
	(Dollars in millions)
December 31, 2013	$(70.5)	$(205.8)	$12.0	$(155.7)	$0.8	$(419.2)
Net change in fair value	—	—	—	184.1	(1.3)	182.8
Reclassification from other comprehensive income to earnings	—	12.7	0.9	(5.0)	—	8.6
Current period change	26.4	—	(17.4)	—	—	9.0
June 30, 2014	$(44.1)	$(193.1)	$(4.5)	$23.4	$(0.5)	$(218.8)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the three and six months ended June 30, 2014 and 2013:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive income (loss) components	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Affected line item in the condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers compensation obligations:
Postretirement health care and life insurance benefits	$(3.6)	$(6.0)	Operating costs and expenses
Defined benefit pension plans	(6.2)	(13.6)	Operating costs and expenses
Defined benefit pension plans	(1.3)	(2.8)	Selling and administrative expenses
Insignificant items	1.0	(0.3)
	(10.1)	(22.7)	Total before income taxes
	3.8	8.4	Income tax benefit
	$(6.3)	$(14.3)	Total after income taxes

Prior service cost associated with postretirement plans:
Postretirement health care and life insurance benefits	$(0.4)	$0.4	Operating costs and expenses
Defined benefit pension plans	(0.3)	(0.3)	Operating costs and expenses
	(0.7)	0.1	Total before income taxes
	0.2	—	Income tax benefit
	$(0.5)	$0.1	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$6.3	$62.1	Operating costs and expenses
Fuel and explosives commodity swaps	0.9	0.6	Operating costs and expenses
Coal trading commodity futures, swaps and options	3.0	0.4	Other revenues
Insignificant items	—	(0.2)
	10.2	62.9	Total before income taxes
	0.4	(24.6)	Income tax benefit (provision)
	$10.6	$38.3	Total after income taxes

Available-for-sale securities:
Equity securities	$—	$(21.5)	Asset impairment
	—	7.9	Income tax benefit
	$—	$(13.6)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive income (loss) components	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Affected line item in the condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers compensation obligations:
Postretirement health care and life insurance benefits	$(7.2)	$(12.0)	Operating costs and expenses
Defined benefit pension plans	(12.4)	(27.2)	Operating costs and expenses
Defined benefit pension plans	(2.7)	(5.6)	Selling and administrative expenses
Insignificant items	2.0	(0.6)
	(20.3)	(45.4)	Total before income taxes
	7.6	16.8	Income tax benefit
	$(12.7)	$(28.6)	Total after income taxes

Prior service cost associated with postretirement plans:
Postretirement health care and life insurance benefits	$(0.7)	$0.8	Operating costs and expenses
Defined benefit pension plans	(0.6)	(0.5)	Operating costs and expenses
	(1.3)	0.3	Total before income taxes
	0.4	(0.1)	Income tax benefit (provision)
	$(0.9)	$0.2	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$(12.5)	$147.2	Operating costs and expenses
Fuel and explosives commodity swaps	(1.5)	7.5	Operating costs and expenses
Coal trading commodity futures, swaps and options	20.8	25.7	Other revenues
Insignificant items	(0.1)	(0.3)
	6.7	180.1	Total before income taxes
	(1.7)	(64.7)	Income tax provision
	$5.0	$115.4	Total after income taxes

Available-for-sale securities:
Debt securities	$—	$0.1	Interest income
Equity securities	—	(21.5)	Asset impairment
	—	(21.4)	Total before income taxes
	—	7.9	Income tax benefit
	$—	$(13.5)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.
(15) Resource Management and Other Commercial Events
Coal Supply Agreement
During April 2014, the Company finalized pricing under a sales agreement for one of its Western U.S. Mining segment customers. As a result of that agreement, during the three and six months ended June 30, 2014 the Company recognized additional contract revenue totaling $43.2 million and $33.5 million, respectively, and additional sales-related expenses totaling $8.2 million and $6.4 million, respectively, and will realize higher prices for coal supplied pursuant to that agreement in 2014.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Divestitures
In January 2014, the Company sold a non-strategic exploration tenement asset in Australia in exchange for cash proceeds of $62.6 million.  The Company had previously recorded an impairment charge in December 2013 to write down the carrying value of that asset to its fair value. Accordingly, there was no gain or loss recognized on the disposal during the six months ended June 30, 2014.
In June 2013, the Company sold non-strategic coal reserves and surface lands located in Kentucky in exchange for cash proceeds of $35.0 million and short-term notes receivable totaling $35.0 million, which were subsequently collected in December 2013. The Company recognized a gain on sale of $40.3 million related to the transaction, which was classified in "Net gain on disposal or exchange of assets" in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013.
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
A conversion of the Debentures may result in payment for any conversion value in excess of the principal amount of the Debentures in the Company’s common stock. For diluted EPS purposes, potential common stock is calculated based on whether the market price of the Company’s common stock at the end of each reporting period is in excess of the conversion price of the Debentures. For a full discussion of the conditions under which the Debentures may be converted, the conversion rate to common stock and the conversion price, see Note 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The effect of the Debentures was excluded from the calculation of diluted EPS for all periods presented herein because to do so would have been anti-dilutive for those periods.
The computation of diluted EPS also excluded aggregate stock options and restricted stock awards of approximately 3.1 million and 3.3 million for the three months ended June 30, 2014 and 2013, respectively, and 4.4 million and 3.3 million for the six months ended June 30, 2014 and 2013, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions, except per share data)
EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(72.0)	$101.4	$(116.3)	$91.1
Less: Net income (loss) attributable to noncontrolling interests	2.1	(3.2)	6.5	0.8
(Loss) income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	(74.1)	104.6	(122.8)	90.3
Less: Earnings allocated to participating securities	0.3	0.7	0.5	0.2
(Loss) income from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	(74.4)	103.9	(123.3)	90.1
Income (loss) from discontinued operations, net of income taxes	0.8	(14.3)	1.0	(23.4)
Less: Loss from discontinued operations allocated to participating securities	—	(0.1)	—	(0.2)
Income (loss) from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities (1)	0.8	(14.2)	1.0	(23.2)
Net (loss) income attributable to common stockholders, after earnings allocated to participating securities (1)	$(73.6)	$89.7	$(122.3)	$66.9

EPS denominator:
Weighted average shares outstanding — basic	268.0	266.9	267.9	266.9
Impact of dilutive securities	—	0.6	—	0.5
Weighted average shares outstanding — diluted	268.0	267.5	267.9	267.4

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.28)	$0.39	$(0.46)	$0.34
Income (loss) from discontinued operations	0.01	(0.06)	—	(0.09)
Net (loss) income attributable to common stockholders	$(0.27)	$0.33	$(0.46)	$0.25

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.28)	$0.39	$(0.46)	$0.33
Income (loss) from discontinued operations	0.01	(0.06)	—	(0.08)
Net (loss) income attributable to common stockholders	$(0.27)	$0.33	$(0.46)	$0.25

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the three and six months ended June 30, 2013.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk
As of June 30, 2014, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other(1)	Total
	(Dollars in millions)
Self bonding	$1,366.3	$—	$—	$—	$1,366.3
Surety bonds	328.1	105.1	98.1	11.0	542.3
Bank guarantees	276.5	—	—	140.8	417.3
Letters of credit	17.6	—	34.1	85.6	137.3
	$1,988.5	$105.1	$132.2	$237.4	$2,463.2

(1)
Other includes the $79.7 million in letters of credit related to Dominion Terminal Associates and TXU Europe Limited described below and an additional $157.7 million in bank guarantees, letters of credit and surety bonds related to collateral for road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of June 30, 2014, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of June 30, 2014. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
As of June 30, 2014, one of the Company's wholly-owned captive insurance subsidiaries was party to a letter of credit arrangement for $22.5 million in relation to certain of its workers' compensation and other insurance-related obligations whereby that subsidiary has pledged $32.1 million of its investments in debt securities as collateral.  This arrangement reduces the letters of credit drawn on the Company's 2013 Credit Facility and effectively lowers the fees associated with the related letters of credit.
Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly owned, bankruptcy-remote subsidiary (Seller). At June 30, 2014, the Company had $94.6 million remaining capacity available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes trade receivables of most of the Company's U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the revolving credit facility portion of the Company’s Credit Facility, effectively managing its overall borrowing costs and providing an additional source of working capital. The securitization program will expire in April 2016.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the six months ended June 30, 2014, the Company received total consideration of $2,108.5 million related to accounts receivable sold under the securitization program, including $1,403.1 million of cash up front from the sale of the receivables, an additional $575.1 million of cash upon the collection of the underlying receivables and $130.3 million that had not been collected at June 30, 2014 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $110.0 million and $100.0 million at June 30, 2014 and December 31, 2013, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.4 million for each of the three months ended June 30, 2014 and 2013, and $0.8 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.
Patriot Bankruptcy Reorganization
As part of the definitive settlement agreement reached in 2013 with Patriot and the UMWA, which agreement is discussed in Note 18. "Commitments and Contingencies," the Company has provided $135.7 million of credit support to Patriot. Approximately $100 million of this credit support ends in 2018.  As of June 30, 2014, $81.4 million of this credit support took the form of surety bonds issued for the benefit of Patriot beneficiaries; $31.9 million of this credit support took the form of corporate guarantees to Patriot beneficiaries; and $22.4 million of this credit support took the form of letters of credit issued for the benefit of Patriot beneficiaries. Those surety bonds and letters of credit are included in the financial instruments with off-balance sheet risk table, while the corporate guarantees are not. A total of $50.7 million of the credit support (all in the form of surety bonds) relates to Patriot’s Coal Act obligations that the Company agreed to fund at the time of the Patriot spin-off pursuant to the Coal Act Liabilities Assumption Agreement and to Patriot’s Federal Black Lung obligations.
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
Other
Included in "Other noncurrent liabilities" in the Company's condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 is a liability of $45.6 million related to reclamation, bonding and mine closure commitments provided on behalf of a third-party coal producer associated with a 2007 purchase of coal reserves and surface lands in the Illinois Basin.
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
(18) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2014, purchase commitments for capital expenditures were $74.8 million, all of which are obligated within the next 12 months.
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
Sumiseki Materials Co. Ltd. In 2010, Sumiseki Materials Co. Ltd. (Sumiseki), the Class B shareholder (noncontrolling interest holder) in Wambo Coal Pty Ltd (Wambo), an Australian subsidiary of the Company, filed a lawsuit in the Supreme Court of New South Wales, Australia, against Wambo alleging that it was entitled to certain dividend payments from Wambo (subject to limited exceptions) and requested payment of those dividends for periods from 2009 to 2012.
On March 25, 2013, the Supreme Court issued a judgment in favor of Sumiseki's position that it was entitled to dividend payments (subject to limited exceptions), thus requiring Wambo to pay dividends to it for the periods in question. The Supreme Court issued finalized orders on May 3, 2013, including the final calculation of amounts due for dividends during the periods from 2009 to 2012 totaling $29.6 million plus interest of $5.8 million. Amounts of the finalized orders are presented in U.S. dollars at foreign currency exchange rates in effect at June 30, 2014.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In parallel to Wambo filing an appeal of the Supreme Court's decision to the New South Wales Court of Appeal, a stay was ordered to the Supreme Court judgment. In accordance with the terms of the stay, Wambo posted the requisite security of $49.6 million, which amount includes the calculated potential amounts due for 2013, with the court in the form of cash payment into an interest bearing trust account jointly operated by the parties. Because the Supreme Court's order allows for the substitution of that posted cash payment with a bank guarantee from an Australian bank or another form of acceptable security, those funds remain readily available to the Company and have therefore been reflected in "Cash and cash equivalents" in the unaudited condensed consolidated balance sheet as of June 30, 2014. Based on information currently available, the Company believes that its subsidiary should be successful in the appeals process, and therefore, has not declared any dividends and continues to reflect the previously allocated earnings to "Noncontrolling interests" in the unaudited condensed consolidated balance sheet as of June 30, 2014. If the Supreme Court's ruling is upheld, the Company believes the claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.
Eagle Mining, LLC Arbitration.  On May 3, 2013, Eagle Mining, LLC (Eagle) filed an arbitration demand against a Company subsidiary under a contract mining agreement, asserting various claims for damages.   An arbitration hearing was held in January 2014 before a single arbitrator.  On March 18, 2014, the arbitrator awarded Eagle damages on some of its claims in the total amount of $23.4 million.  In December 2013, prior to the arbitration hearing, the Company subsidiary established a reserve in the amount of $7.8 million, which amount represented the low end of the Company's previous estimated range of loss associated with the matter. The difference between the Company’s reserve amount and the amount of the award was primarily due to damages that were awarded on one of the claims at the high end of the Company’s previous estimated range of loss, and that were awarded on another claim for which the Company initially determined the probability of loss to be remote.  As a result of the damages awarded to Eagle in arbitration, the Company recorded an additional charge of $15.6 million in "Operating costs and expenses" in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2014. On April 18, 2014, the Company subsidiary filed a petition to partially vacate and modify the arbitration award in the United States District Court for the Southern District of West Virginia, Charleston Division.
Queensland Bulk Handling Pty Ltd.  On June 30, 2014, Queensland Bulk Handling Pty Ltd (QBH) filed a statement of claim with the Supreme Court of Queensland, Australia, against Peabody (Wilkie Creek) Pty Limited, an indirect wholly-owned subsidiary of the Company, alleging breach of a Coal Port Services Agreement between the parties.  QBH seeks damages of $113.1 million Australian dollars, plus interest and costs.  The Company believes that its subsidiary has strong legal defenses to this claim, and will defend its interests vigorously in this proceeding. The Company further believes this claim is likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
Gulf Power Company. On June 22, 2006, Gulf Power Company (Gulf Power) filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company's subsidiary under a coal supply agreement with Gulf Power and seeking damages for alleged past and future tonnage shortfalls of nearly five million tons under the agreement, which expired in 2007. After the proceedings, the District Court awarded Gulf Power damages of $20.6 million for its 2007 cover coal purchases and prejudgment interest of $6.9 million plus post-judgment interest. The Company's subsidiary and Gulf Power both appealed and, in June 2013, the U.S. Court of Appeals for the Eleventh Circuit issued its order affirming the District Court's judgment in all respects. The Company subsidiary and Gulf Power agreed not to seek judicial review of the Eleventh Circuit's order, and the Company subsidiary paid the judgment during the third quarter of 2013. In connection with the order, the Company recorded a charge for the judgment amount of $20.6 million in "Operating costs and expenses" and $6.9 million in "Interest expense" in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013.
Claims, Litigation and Settlements Relating to Indemnities or Historical Operations
Environmental Claims and Litigation Arising From Historical, Non-Coal Producing Operations. Gold Fields Mining, LLC (Gold Fields) is a dormant, non-coal producing entity that was previously managed and owned by Hanson plc, the Company's predecessor owner. In a February 1997 spin-off, Hanson plc transferred ownership of Gold Fields to the Company despite the fact that Gold Fields had no ongoing operations and the Company had no prior involvement in its past operations. Gold Fields is currently one of the Company's subsidiaries. The Company indemnified TXU Group with respect to certain claims relating to the historical operations of a former affiliate of Gold Fields.

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
Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $60.6 million as of June 30, 2014 and $63.8 million as of December 31, 2013, $15.2 million and $18.3 million of which was reflected as a current liability, respectively, in the condensed consolidated balance sheets as of those dates. These amounts represent those costs that the Company believes are probable and reasonably estimable.
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
Settlement Agreement with Patriot and the UMWA. In 2012, Patriot Coal Corporation and certain of its wholly owned subsidiaries (Patriot) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 2013, the Company entered into a definitive settlement agreement with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all disputed issues related to Patriot’s bankruptcy.
In connection with the settlement agreement with Patriot and the UMWA, which became effective on December 18, 2013, the Company is required to provide total payments of $310 million, payable over four years through 2017, to partially fund the newly established voluntary employee beneficiary association (VEBA) and settle all Patriot and UMWA claims involving the Patriot bankruptcy. Those payments included an initial payment of $90 million made in January 2014, comprised of $70 million paid to Patriot and $20 million paid to the VEBA, and subsequent payments to be paid to the VEBA of $75 million in 2015, $75 million in 2016 and $70 million in 2017.
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
Reportable segment results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Revenues:
Australian Mining	$707.4	$744.8	$1,319.2	$1,482.8
Western U.S. Mining	726.6	640.9	1,408.6	1,281.0
Midwestern U.S. Mining	304.6	330.0	607.6	666.7
Trading and Brokerage	10.3	(3.4)	31.3	22.5
Corporate and Other	9.1	13.0	18.1	20.3
Total	$1,758.0	$1,725.3	$3,384.8	$3,473.3

Adjusted EBITDA:
Australian Mining	$12.2	$112.5	$14.0	$212.9
Western U.S. Mining	222.0	154.9	395.9	315.4
Midwestern U.S. Mining	69.9	106.8	148.6	219.1
Trading and Brokerage	6.3	(41.0)	4.4	(25.0)
Corporate and Other	(97.3)	(78.9)	(172.9)	(188.0)
Total	$213.1	$254.3	$390.0	$534.4
A reconciliation of Adjusted EBITDA to consolidated (loss) income from continuing operations, net of income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Adjusted EBITDA	$213.1	$254.3	$390.0	$534.4
Depreciation, depletion and amortization	(163.1)	(185.7)	(320.3)	(356.4)
Asset impairment	—	(21.5)	—	(21.5)
Amortization of basis difference related to equity affiliates	(1.3)	(2.4)	(2.5)	(4.0)
Asset retirement obligation expenses	(15.9)	(18.3)	(31.5)	(37.3)
Interest expense	(105.2)	(110.8)	(208.5)	(212.1)
Interest income	4.4	1.1	8.0	7.0
Income tax (provision) benefit	(4.0)	184.7	48.5	181.0
(Loss) income from continuing operations, net of income taxes	$(72.0)	$101.4	$(116.3)	$91.1

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,005.0	$774.9	$(21.9)	$1,758.0
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(7.3)	741.2	755.6	(21.9)	1,467.6
Depreciation, depletion and amortization	—	76.2	86.9	—	163.1
Asset retirement obligation expenses	—	7.0	8.9	—	15.9
Selling and administrative expenses	11.0	42.8	5.4	—	59.2
Other operating (income) loss:
Net (gain) loss on disposal or exchange of assets	—	(2.3)	0.1	—	(2.2)
Loss (income) from equity affiliates and investment in subsidiaries	4.4	2.1	19.5	(4.4)	21.6
Interest expense	107.2	1.7	1.7	(5.4)	105.2
Interest income	(0.1)	(2.1)	(7.6)	5.4	(4.4)
(Loss) income from continuing operations before income taxes	(115.2)	138.4	(95.6)	4.4	(68.0)
Income tax (benefit) provision	(41.0)	41.0	4.0	—	4.0
(Loss) income from continuing operations, net of income taxes	(74.2)	97.4	(99.6)	4.4	(72.0)
Income (loss) from discontinued operations, net of income taxes	0.9	(0.5)	0.4	—	0.8
Net (loss) income	(73.3)	96.9	(99.2)	4.4	(71.2)
Less: Net income attributable to noncontrolling interests	—	—	2.1	—	2.1
Net (loss) income attributable to common stockholders	$(73.3)	$96.9	$(101.3)	$4.4	$(73.3)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(73.3)	$96.9	$(99.2)	$4.4	$(71.2)
Other comprehensive income (loss), net of income taxes	74.5	(7.5)	2.6	4.9	74.5
Comprehensive income (loss)	1.2	89.4	(96.6)	9.3	3.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.1	—	2.1
Comprehensive income (loss) attributable to common stockholders	$1.2	$89.4	$(98.7)	$9.3	$1.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$972.5	$818.8	$(66.0)	$1,725.3
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(62.8)	823.0	743.0	(66.0)	1,437.2
Depreciation, depletion and amortization	—	85.5	100.2	—	185.7
Asset retirement obligation expenses	—	10.2	8.1	—	18.3
Selling and administrative expenses	14.6	44.3	5.1	—	64.0
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(43.0)	(0.2)	—	(43.2)
Asset impairment	21.5	—	—	—	21.5
(Income) loss from equity affiliates and investment in subsidiaries	(174.4)	4.5	10.9	174.4	15.4
Interest expense	101.3	8.7	95.4	(94.6)	110.8
Interest income	(0.1)	(90.5)	(5.1)	94.6	(1.1)
Unrealized loss (gain) on derivatives	—	502.6	(502.6)	—	—
Income (loss) from continuing operations before income taxes	99.9	(372.8)	364.0	(174.4)	(83.3)
Income tax provision (benefit)	5.8	(193.1)	2.6	—	(184.7)
Income (loss) from continuing operations, net of income taxes	94.1	(179.7)	361.4	(174.4)	101.4
Loss from discontinued operations, net of income taxes	(3.8)	(1.0)	(9.5)	—	(14.3)
Net income (loss)	90.3	(180.7)	351.9	(174.4)	87.1
Less: Net loss attributable to noncontrolling interests	—	—	(3.2)	—	(3.2)
Net income (loss) attributable to common stockholders	$90.3	$(180.7)	$355.1	$(174.4)	$90.3
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income (loss)	$90.3	$(180.7)	$351.9	$(174.4)	$87.1
Other comprehensive (loss) income, net of income taxes	(431.6)	51.0	(49.9)	(1.1)	(431.6)
Comprehensive (loss) income	(341.3)	(129.7)	302.0	(175.5)	(344.5)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(3.2)	—	(3.2)
Comprehensive (loss) income attributable to common stockholders	$(341.3)	$(129.7)	$305.2	$(175.5)	$(341.3)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,981.4	$1,446.2	$(42.8)	$3,384.8
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	13.9	1,468.0	1,423.3	(42.8)	2,862.4
Depreciation, depletion and amortization	—	153.4	166.9	—	320.3
Asset retirement obligation expenses	—	15.6	15.9	—	31.5
Selling and administrative expenses	24.6	84.1	10.0	—	118.7
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(11.9)	(0.1)	—	(12.0)
(Income) loss from equity affiliates and investment in subsidiaries	(35.2)	2.7	25.5	35.2	28.2
Interest expense	212.9	3.3	3.1	(10.8)	208.5
Interest income	(0.2)	(4.5)	(14.1)	10.8	(8.0)
(Loss) income from continuing operations before income taxes	(216.0)	270.7	(184.3)	(35.2)	(164.8)
Income tax (benefit) provision	(93.0)	65.8	(21.3)	—	(48.5)
(Loss) income from continuing operations, net of income taxes	(123.0)	204.9	(163.0)	(35.2)	(116.3)
Income (loss) from discontinued operations, net of income taxes	1.2	(1.2)	1.0	—	1.0
Net (loss) income	(121.8)	203.7	(162.0)	(35.2)	(115.3)
Less: Net income attributable to noncontrolling interests	—	—	6.5	—	6.5
Net (loss) income attributable to common stockholders	$(121.8)	$203.7	$(168.5)	$(35.2)	$(121.8)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(121.8)	$203.7	$(162.0)	$(35.2)	$(115.3)
Other comprehensive income (loss), net of income taxes	200.4	2.4	(15.9)	13.5	200.4
Comprehensive income (loss)	78.6	206.1	(177.9)	(21.7)	85.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	6.5	—	6.5
Comprehensive income (loss) attributable to common stockholders	$78.6	$206.1	$(184.4)	$(21.7)	$78.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,987.1	$1,615.0	$(128.8)	$3,473.3
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(154.5)	1,523.9	1,586.0	(128.8)	2,826.6
Depreciation, depletion and amortization	—	165.1	191.3	—	356.4
Asset retirement obligation expenses	—	21.8	15.5	—	37.3
Selling and administrative expenses	23.8	91.7	13.6	—	129.1
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(45.8)	—	—	(45.8)
Asset impairment	21.5	—	—	—	21.5
(Income) loss from equity affiliates and investment in subsidiaries	(89.6)	8.4	24.6	89.6	33.0
Interest expense	203.2	11.0	205.9	(208.0)	212.1
Interest income	(68.2)	(125.4)	(21.4)	208.0	(7.0)
Unrealized loss (gain) on derivatives	—	461.6	(461.6)	—	—
Income (loss) from continuing operations before income taxes	63.8	(125.2)	61.1	(89.6)	(89.9)
Income tax benefit	(9.5)	(85.2)	(86.3)	—	(181.0)
Income (loss) from continuing operations, net of income taxes	73.3	(40.0)	147.4	(89.6)	91.1
Loss from discontinued operations, net of income taxes	(6.4)	(2.5)	(14.5)	—	(23.4)
Net income (loss)	66.9	(42.5)	132.9	(89.6)	67.7
Less: Net income attributable to noncontrolling interests	—	—	0.8	—	0.8
Net income (loss) attributable to common stockholders	$66.9	$(42.5)	$132.1	$(89.6)	$66.9
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income (loss)	$66.9	$(42.5)	$132.9	$(89.6)	$67.7
Other comprehensive (loss) income, net of income taxes	(431.0)	28.5	(64.1)	35.6	(431.0)
Comprehensive (loss) income	(364.1)	(14.0)	68.8	(54.0)	(363.3)
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.8	—	0.8
Comprehensive (loss) income attributable to common stockholders	$(364.1)	$(14.0)	$68.0	$(54.0)	$(364.1)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$323.6	$0.2	$174.6	$—	$498.4
Accounts receivable, net	0.3	—	447.1	(0.3)	447.1
Receivables from affiliates, net	369.2	—	—	(369.2)	—
Inventories	—	217.6	330.8	—	548.4
Assets from coal trading activities, net	—	46.1	4.7	—	50.8
Deferred income taxes	24.0	36.0	7.2	—	67.2
Other current assets	11.1	17.2	237.6	—	265.9
Total current assets	728.2	317.1	1,202.0	(369.5)	1,877.8
Property, plant, equipment and mine development, net	—	4,904.6	5,795.9	—	10,700.5
Deferred income taxes	—	—	79.4	2.7	82.1
Investments and other assets	10,704.6	8.5	742.9	(10,424.2)	1,031.8
Notes receivable from affiliates, net	—	1,546.8	—	(1,546.8)	—
Total assets	$11,432.8	$6,777.0	$7,820.2	$(12,337.8)	$13,692.2
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12.0	$0.1	$8.7	$—	$20.8
Payables to affiliates, net	—	296.5	72.7	(369.2)	—
Deferred income taxes	—	—	7.5	—	7.5
Liabilities from coal trading activities, net	—	4.8	9.6	—	14.4
Accounts payable and accrued expenses	194.2	580.9	687.2	(0.3)	1,462.0
Total current liabilities	206.2	882.3	785.7	(369.5)	1,504.7
Long-term debt, less current maturities	5,955.3	6.4	11.5	—	5,973.2
Deferred income taxes	22.4	34.4	—	2.7	59.5
Notes payable to affiliates, net	1,078.1	—	468.7	(1,546.8)	—
Other noncurrent liabilities	210.0	1,555.0	385.4	—	2,150.4
Total liabilities	7,472.0	2,478.1	1,651.3	(1,913.6)	9,687.8
Peabody Energy Corporation stockholders’ equity	3,960.8	4,298.9	6,125.3	(10,424.2)	3,960.8
Noncontrolling interests	—	—	43.6	—	43.6
Total stockholders’ equity	3,960.8	4,298.9	6,168.9	(10,424.2)	4,004.4
Total liabilities and stockholders’ equity	$11,432.8	$6,777.0	$7,820.2	$(12,337.8)	$13,692.2

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(112.4)	$330.3	$(60.8)	$157.1
Net cash used in discontinued operations	(72.9)	(1.4)	(7.5)	(81.8)
Net cash (used in) provided by operating activities	(185.3)	328.9	(68.3)	75.3
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(32.1)	(32.6)	(64.7)
Changes in accrued expenses related to capital expenditures	—	(1.3)	(16.2)	(17.5)
Proceeds from disposal of assets, net of notes receivable	—	50.9	88.3	139.2
Purchases of debt securities	—	—	(4.2)	(4.2)
Proceeds from sales and maturities of debt securities	—	—	5.0	5.0
Contributions to joint ventures	—	—	(271.3)	(271.3)
Distributions from joint ventures	—	—	269.0	269.0
Advances to related parties	—	—	(12.3)	(12.3)
Repayments of loans from related parties	—	—	2.2	2.2
Other, net	—	(1.7)	(0.3)	(2.0)
Net cash provided by continuing operations	—	15.8	27.6	43.4
Net cash provided by discontinued operations	—	—	5.0	5.0
Net cash provided by investing activities	—	15.8	32.6	48.4
Cash Flows From Financing Activities
Repayments of long-term debt	(6.0)	—	(4.4)	(10.4)
Payment of debt issuance costs	(10.1)	—	—	(10.1)
Dividends paid	(46.1)	—	—	(46.1)
Other, net	1.0	(1.7)	(2.0)	(2.7)
Transactions with affiliates, net	269.4	(343.1)	73.7	—
Net cash provided by (used in) financing activities	208.2	(344.8)	67.3	(69.3)
Net change in cash and cash equivalents	22.9	(0.1)	31.6	54.4
Cash and cash equivalents at beginning of period	300.7	0.3	143.0	444.0
Cash and cash equivalents at end of period	$323.6	$0.2	$174.6	$498.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$114.5	$496.5	$(245.1)	$365.9
Net cash (used in) provided by discontinued operations	(8.1)	0.5	(26.9)	(34.5)
Net cash provided by (used in) operating activities	106.4	497.0	(272.0)	331.4
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(45.1)	(121.4)	(166.5)
Changes in accrued expenses related to capital expenditures	—	(2.4)	(100.2)	(102.6)
Proceeds from disposal of assets, net of notes receivable	—	42.1	81.8	123.9
Purchases of debt securities	—	—	(9.7)	(9.7)
Proceeds from sales and maturities of debt securities	—	—	17.0	17.0
Proceeds from the maturity of short-term investments	—	—	4.8	4.8
Contributions to joint ventures	—	—	(323.8)	(323.8)
Distributions from joint ventures	—	—	372.1	372.1
Advances to related parties	—	—	(35.7)	(35.7)
Repayments of loans from related parties	—	—	18.2	18.2
Other, net	—	(3.4)	(0.2)	(3.6)
Net cash used in continuing operations	—	(8.8)	(97.1)	(105.9)
Net cash used in discontinued operations	—	—	(0.3)	(0.3)
Net cash used in investing activities	—	(8.8)	(97.4)	(106.2)
Cash Flows From Financing Activities
Repayments of long-term debt	(167.0)	(0.1)	(48.5)	(215.6)
Dividends paid	(45.9)	—	—	(45.9)
Other, net	0.9	(5.2)	(0.3)	(4.6)
Transactions with affiliates, net	169.8	(483.0)	313.2	—
Net cash (used in) provided by financing activities	(42.2)	(488.3)	264.4	(266.1)
Net change in cash and cash equivalents	64.2	(0.1)	(105.0)	(40.9)
Cash and cash equivalents at beginning of period	269.6	0.3	288.9	558.8
Cash and cash equivalents at end of period	$333.8	$0.2	$183.9	$517.9

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

•	global supply and demand for coal, including the seaborne thermal and metallurgical coal markets;

•	price volatility and customer procurement practices, particularly in international seaborne products and in our trading and brokerage businesses;

•	impact of alternative energy sources, including natural gas and renewables;

•	global steel demand and the downstream impact on metallurgical coal prices;

•	impact of weather and natural disasters on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of take-or-pay arrangements for rail and port commitments for the delivery of coal;

•	successful implementation of business strategies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	availability, access to and the related cost of capital and financial markets;

•	ability to appropriately secure our obligations for land reclamation, federal and state workers' compensation, federal coal leases and other obligations related to our operations;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

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
In 2013, we produced and sold 218.4 million and 251.7 million tons of coal, respectively, from continuing operations. During that period, 73% of our total sales (by volume) were to U.S. electricity generators, 26% were to customers outside the U.S. and 1% were to the U.S. industrial sector, with approximately 80% of our worldwide sales (by volume) delivered under long-term contracts.
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
Our fifth segment, Corporate and Other, includes mining and export/transportation joint ventures and activities associated with the optimization of our coal reserve and real estate holdings, the closure of inactive mining sites and certain energy-related commercial matters.
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
Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013
Summary
The coal segments that we serve ended 2013 characterized by (1) abundant supply in international markets, which continued to suppress prices in spite of strong demand, and (2) a positive demand outlook in the U.S., with customer coal stockpile inventories having returned to a level that was in line with historical norms. Those trends have continued thus far in 2014 and impacted our results for the three and six months ended June 30, 2014.
Positive indicators for growth in global demand for metallurgical coal continued during the six months ended June 30, 2014, as worldwide steel production increased 2.5% during that period compared to the prior year according to data recently published by the World Steel Association (WSA), led by production in Asia and the European Union. The WSA expects that trend to accelerate in 2014, projecting a 3.1% full year increase in worldwide steel production in its April 2014 Short Range Outlook. Demand for international seaborne thermal coal also remained strong during the six months ended June 30, 2014, as growth in imports into China partially offset a slight decline in Indian imports during that period compared to the prior year. Nonetheless, those positive trends in demand were more than offset by the impact of high supply on international coal prices. Benchmark pricing for seaborne high quality hard coking coal (HQHCC), low volatile pulverized coal injections products (LV PCI) and thermal coal originating from Newcastle, Australia (NEWC) for the first and second quarter of 2014 and 2013 were as follows:

Contract Commencement Month:	HQHCC		Price Decrease	LV PCI		Price Decrease	NEWC		Price Decrease
	2014	2013	%	2014	2013	%	2014	2013	%
January	$143	$165	(13.3)%	$116	$124	(6.5)%	$87	$91	(4.4)%
April	$120	$172	(30.2)%	$100	$141	(29.1)%	$82	$95	(13.7)%

In the U.S., electricity generation from coal increased 6% during the six months ended June 30, 2014 compared to the same period in 2013, according to the U.S. Energy Information Administration (EIA). U.S. electricity generation from coal benefited during that period from higher heating- and cooling-degree days due to cold winter and warm spring weather, respectively, and gas-to-coal switching due to higher natural gas prices, with the share of total electricity generation fueled by coal increasing to more than 40% through June 30, 2014 from 39% in the same period in the prior year, according to the EIA. The increase in U.S. coal demand drove both an increase in our total U.S. volumes shipped during the three and six months ended June 30, 2014 compared to the same periods in the prior year and a further decline in customer coal stockpile inventories since the beginning of 2014.
Our revenues increased during the three months ended June 30, 2014 compared to the same period in the prior year ($32.7 million) and decreased during the six months then ended compared to the prior year ($88.5 million). Year-over-year changes in revenues for both current year interim periods reflected lower realized pricing from our Australian Mining segment (three months, $168.8 million; six months, $256.3 million), which were offset, in whole or in part, by an increase in tons sold and the impact of additional contract revenue recognized pursuant to finalized pricing under a sales agreement for one of our Western U.S. Mining segment customers.
In order to mitigate the impact of lower coal pricing, we have continued to focus on driving operational efficiencies, optimizing production from our lowest-cost mining assets and controlling expenses at all levels of the organization. Overall, Adjusted EBITDA decreased during the three and six months ended June 30, 2014 compared to the same periods in the prior year (three months, $41.2 million; six months, $144.4 million). Net results attributable to common stockholders also decreased in the three and six months ended June 30, 2014 compared to the same periods in the prior year (three months, $163.6 million; six months, $188.7 million). In addition to lower Adjusted EBITDA, those results also reflected the unfavorable effect of income taxes, partially offset by lower depreciation, depletion and amortization, the impact of an asset impairment charge recognized in the second quarter of 2013 and improved results from discontinued operations, as discussed further in the sections that follow.
As of June 30, 2014, our available liquidity was approximately $2.1 billion, in line with the end of the prior year. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Volumes		June 30,		to Volumes
	2014	2013	Tons	%	2014	2013	Tons	%
	(Tons in millions)				(Tons in millions)
Australian Mining	9.7	8.6	1.1	12.8%	17.9	16.9	1.0	5.9%
Western U.S. Mining	40.1	37.6	2.5	6.6%	81.6	75.2	6.4	8.5%
Midwestern U.S. Mining	6.2	6.5	(0.3)	(4.6)%	12.4	13.0	(0.6)	(4.6)%
Trading and Brokerage	5.7	8.1	(2.4)	(29.6)%	11.1	12.9	(1.8)	(14.0)%
Total tons sold	61.7	60.8	0.9	1.5%	123.0	118.0	5.0	4.2%

Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Revenues		June 30,		to Revenues
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$707.4	$744.8	$(37.4)	(5.0)%	$1,319.2	$1,482.8	$(163.6)	(11.0)%
Western U.S. Mining	726.6	640.9	85.7	13.4%	1,408.6	1,281.0	127.6	10.0%
Midwestern U.S. Mining	304.6	330.0	(25.4)	(7.7)%	607.6	666.7	(59.1)	(8.9)%
Trading and Brokerage	10.3	(3.4)	13.7	402.9%	31.3	22.5	8.8	39.1%
Corporate and Other	9.1	13.0	(3.9)	(30.0)%	18.1	20.3	(2.2)	(10.8)%
Total revenues	$1,758.0	$1,725.3	$32.7	1.9%	$3,384.8	$3,473.3	$(88.5)	(2.5)%
Australian Mining. Revenues from our Australian Mining segment decreased during the three and six months ended June 30, 2014 compared to the same periods in the prior year primarily due to lower coal prices (three months, $168.8 million; six months, $256.3 million), partially offset by the favorable impact of changes in volume and mix (three months, $131.4 million; six months $92.7 million). The improvement in production volumes reflected improved longwall performance driven by (1) the effect of prior year roof stability issues at our North Goonyella Mine and, for the six month period, our Metropolitan Mine; (2) a second quarter 2013 longwall move at our North Wambo Underground Mine; and (3) the second quarter 2014 ramp ups of longwall top coal caving technology (LTCC) at our North Goonyella Mine and a new longwall at our Metropolitan Mine. Those positive production drivers were partially offset during the six months ended June 30, 2014 compared to the prior year by the delayed commissioning of that LTCC system and a first quarter 2014 longwall move at the North Wambo Underground Mine. Metallurgical coal sales from the segment totaled 4.8 million and 4.1 million tons for the three months ended June 30, 2014 and 2013, respectively, and 8.0 million and 7.7 million tons for the six months ended June 30, 2014 and 2013, respectively.
Western U.S. Mining. The increase in Western U.S. Mining segment revenues for the three and six months ended June 30, 2014 compared to the same period in the prior year mainly reflected the respective 6.6% and 8.5% increases in tons sold (three months, $42.9 million; six months, $101.8 million). Sales volumes from the segment benefited compared to the prior year from higher customer demand for coal shipments due to weather conditions, higher natural gas prices and lower customer coal stockpile levels. The revenue increase was also driven by a favorable price variance (three months, $42.8 million; six months, $25.8 million), which included additional contract revenue recognized during the three and six months ended June 30, 2014 from finalized pricing under one of our sales agreements totaling $43.2 million and $33.5 million, respectively.
Midwestern U.S. Mining. Segment revenues were adversely impacted during the three and six months ended June 30, 2014 compared to the same periods in the prior year by an unfavorable volume and mix variance (three months, $8.6 million; six months, $30.0 million), which reflected the first quarter 2014 exhaustion of coal reserves at our Viking-Corning Pit Mine. The revenue decrease was also driven by lower realized coal prices due to the effect of contract price re-openers and the renewal of sales contracts at less favorable prices (three months, $16.8 million; six months, $29.1 million).
Trading and Brokerage. The increase in Trading and Brokerage segment revenues for the three and six months ended June 30, 2014 compared to the same periods in the prior year was mainly driven by second quarter 2013 mark-to-market losses of approximately $14 million on certain coal trading contracts used as an economic hedge of underlying transactions that settled in the second half of 2013.

Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			Increase (Decrease)				Increase (Decrease)
	Three Months Ended		to Segment Adjusted		Six Months Ended		to Segment Adjusted
	June 30,		EBITDA		June 30,		EBITDA
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$12.2	$112.5	$(100.3)	(89.2)%	$14.0	$212.9	$(198.9)	(93.4)%
Western U.S. Mining	222.0	154.9	67.1	43.3%	395.9	315.4	80.5	25.5%
Midwestern U.S. Mining	69.9	106.8	(36.9)	(34.6)%	148.6	219.1	(70.5)	(32.2)%
Trading and Brokerage	6.3	(41.0)	47.3	115.4%	4.4	(25.0)	29.4	117.6%
Segment Adjusted EBITDA	$310.4	$333.2	$(22.8)	(6.8)%	$562.9	$722.4	$(159.5)	(22.1)%
Australian Mining. The decline in Australian Mining segment Adjusted EBITDA during the three and six months ended June 30, 2014 compared to the same periods in the prior year reflected lower coal pricing, net of sales-related costs (three months, $155.3 million; six months, $236.1 million), higher costs at one of our contractor-operated mines primarily due to lower production yields and less favorable geologic conditions encountered at that site (three months, $14.5 million; six months, $44.9 million) and inflationary cost escalations (three months, $17.6 million; six months, $35.0 million). Those factors were partially offset by the effect of cost repositioning programs deployed in 2014 (three months, $16.9 million; six months, $24.3 million), improved longwall performance from our underground mines due to the factors noted above (three months, $51.6 million; six months, $18.9 million) and the benefit of higher volumes. Results for the six months ended June 30, 2014 compared to the prior year also reflected the benefit of higher productivity and lower costs at three of our Australian surface mines that completed owner-operator conversions in April 2013 ($71.5 million).
Western U.S. Mining. The increase in Western U.S. Mining segment Adjusted EBITDA during the three and six months ended June 30, 2014 compared to the same periods in the prior year was mainly driven by higher pricing, net of sales-related costs (three months, $35.7 million; six months, $25.8 million). That pricing variance included the impact of additional contract revenue, net of sales-related costs, recognized from finalized pricing under one of our sales agreements (three months, $35.0 million; six months, $27.1 million). Year-over-year changes in segment results also reflected the benefit of higher volumes (three months, $9.7 million; six months, $45.6 million) and, for the three months ended June 30, 2014, the impact of a second quarter 2013 longwall move at our Twentymile Mine.
Midwestern U.S. Mining. The decrease in Midwestern U.S. Mining segment Adjusted EBITDA for the three and six months ended June 30, 2014 compared to the same periods in the prior year was driven by lower realized coal prices, net of sales-related costs (three months, $16.4 million; six months, $27.7 million) and costs associated with higher overburden ratios and less favorable geologic conditions encountered at certain of our surface mines due to mine sequencing (three months, $18.5 million; six months, $34.1 million). The effect of lower volumes discussed above was more than offset by a favorable change in production mix toward lower-cost operations.
Trading and Brokerage. Trading and Brokerage segment Adjusted EBITDA for the three and six months ended June 30, 2014 improved compared to the same periods in the prior year. In addition to the revenue drivers noted above, the improved results reflected a $20.6 million charge recorded in the second quarter of 2013 related to the Gulf Power litigation. Those factors were partially offset during the six months ended June 30, 2014 compared to the prior year by a $15.6 million charge related to the Eagle Mining, LLC arbitration. Refer to Note 18. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information related to those matters.

Loss From Continuing Operations Before Income Taxes
The following table presents loss from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
Segment Adjusted EBITDA	$310.4	$333.2	$(22.8)	(6.8)%	$562.9	$722.4	$(159.5)	(22.1)%
Corporate and Other Adjusted EBITDA (1)	(97.3)	(78.9)	(18.4)	(23.3)%	(172.9)	(188.0)	15.1	8.0%
Depreciation, depletion and amortization	(163.1)	(185.7)	22.6	12.2%	(320.3)	(356.4)	36.1	10.1%
Asset retirement obligation expenses	(15.9)	(18.3)	2.4	13.1%	(31.5)	(37.3)	5.8	15.5%
Asset impairment	—	(21.5)	21.5	100.0%	—	(21.5)	21.5	100.0%
Amortization of basis difference related to equity affiliates	(1.3)	(2.4)	1.1	45.8%	(2.5)	(4.0)	1.5	37.5%
Interest expense	(105.2)	(110.8)	5.6	5.1%	(208.5)	(212.1)	3.6	1.7%
Interest income	4.4	1.1	3.3	300.0%	8.0	7.0	1.0	14.3%
Loss from continuing operations before income taxes	$(68.0)	$(83.3)	$15.3	18.4%	$(164.8)	$(89.9)	$(74.9)	(83.3)%

(1)
Corporate and Other Adjusted EBITDA includes selling and administrative expenses, income (losses) from equity affiliates, gains (losses) on certain asset sales, costs associated with past mining activities, certain coal royalty expenses, resource management costs and revenues and expenses related to our other commercial activities.

Results from continuing operations before income taxes improved for the three months ended June 30, 2014 compared to the same period in the prior year and declined during the six months then ended compared to the prior year. Those changes reflected the decreases in Segment Adjusted EBITDA discussed above and, for the three month period, lower Corporate and Other Adjusted EBITDA. The decline in Segment Adjusted EBITDA was offset, in whole or in part, by lower depreciation, depletion and amortization, asset impairment charges, asset retirement obligation expenses and net interest expense, in addition to, for the six month period, an improvement in Corporate and Other Adjusted EBITDA.
Corporate and Other Adjusted EBITDA. Changes in Corporate and Other Adjusted EBITDA results during the three and six months ended June 30, 2014 compared to the same periods in the prior year reflected:

•
The impact of a $15.0 million charge recorded in the second quarter of 2013 for environmental clean-up related costs associated with Gold Fields Mining, LLC, a dormant, non-coal producting entity that was previously managed and owned by our predecessor owner and transferred to us in a February 1997 spin-off;

•
Reduced selling and administrative expenses due to second quarter 2013 charges related to a voluntary employee separation program in the U.S. and to our ongoing cost containment efforts (three months, $4.8 million; six months, $10.4 million);

•
Lower costs associated with past mining activities (three months, $3.3 million; six months, $6.5 million) driven by the the elimination of postretirement healthcare expenses for which the liabilities were settled with Patriot Coal Corporation and certain of its wholly owned subsidiaries (Patriot) and the United Mine Workers of America (UMWA) pursuant to the definitive settlement agreement that became effective on December 18, 2013; and

•
A decrease in pension and other postretirement benefit costs due to an increase in discount rates as of the beginning of each fiscal period (three months, $3.1 million; six months, $6.1 million); offset, in whole or in part, by

•
Reduced gains from the disposal of non-core assets (three months, $41.0 million; six months, $33.8 million) due to the second quarter 2013 sale of non-strategic coal reserves and surface lands located in Kentucky, partially offset in the six month period by the first quarter 2014 sale of surplus lands in the Midwestern U.S.

Results from equity affiliates adversely impacted Corporate and Other Adjusted EBITDA during the three months ended June 30, 2014 compared to the prior year ($7.3 million) and positively impacted those results for the six months then ended ($3.3 million). In each case, the negative effects of lower coal pricing and the reduced expected realization of deferred tax assets were offset, in part or in whole, by the benefit of productivity advancements resulting from the third quarter 2013 conversion of the Middlemount Mine to owner-operator status.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$(85.5)	$(99.1)	$13.6	13.7%	$(164.5)	$(189.0)	$24.5	13.0%
Western U.S. Mining	(52.1)	(57.9)	5.8	10.0%	(105.0)	(109.0)	4.0	3.7%
Midwestern U.S. Mining	(17.5)	(19.9)	2.4	12.1%	(35.0)	(41.5)	6.5	15.7%
Trading and Brokerage	(0.4)	(0.2)	(0.2)	(100.0)%	(0.6)	(0.3)	(0.3)	(100.0)%
Corporate and Other	(7.6)	(8.6)	1.0	11.6%	(15.2)	(16.6)	1.4	8.4%
Total	$(163.1)	$(185.7)	$22.6	12.2%	$(320.3)	$(356.4)	$36.1	10.1%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Australian Mining	$3.67	$5.29	$3.93	$5.31
Western U.S. Mining	0.75	0.94	0.74	0.85
Midwestern U.S. Mining	0.47	0.63	0.47	0.69
The decrease in depreciation, depletion and amortization expense noted in the three and six months ended June 30, 2014 compared to the same periods in the prior year was predominantly driven by lower expense from our Australian Mining segment. That decrease reflected a reduction in the asset base of one of our surface mines from asset impairment charges recognized in the fourth quarter of 2013 and a decrease in the depletion rates at certain sites with historically higher rates due to an increase in estimated proven and probable reserves at those sites. Those drivers were partially offset by the effect of a year-over-year increase in tons sold.
Expense from our Western U.S. Mining segment also decreased during the three and six months ended June 30, 2014 compared to the same periods in the prior year, with the effect of a shift in production mix towards lower depletion rate coal reserve locations more than offsetting the impact of higher tons sold.
The decline in expense from our Midwestern U.S. Mining during the three and six months ended June 30, 2014 compared to the same periods in the prior year reflected a favorable shift in production mix toward lower depletion rate coal reserves and lower tons sold.
Asset Retirement Obligation Expenses. The decrease in asset retirement obligation expenses for the three and six months ended June 30, 2014 compared to the same periods in 2013 was largely attributable to lower ongoing reclamation expense in certain U.S. regions due to a reduction in affected acreage compared to the prior year, partially offset by an overall increase in tons sold across our mining segments.
Asset Impairment. Loss from continuing operations before income taxes for the three and six months ended June 30, 2013 included a $21.5 million other-than-temporary asset impairment charge related to our investment in Winsway Coking Coal Holdings Limited equity securities.

Interest Expense. The slight decrease in interest expense for the three and six months ended June 30, 2014 compared to the same periods in the prior year reflected a second quarter 2013 charge of $6.9 million for pre-judgment interest related to the Gulf Power litigation, prior year early debt extinguishment charges related to voluntary debt prepayments and repurchases (three months, $4.5 million; six months, $5.4 million) and the beneficial effect of lower overall debt balances in 2014. Those factors were partially offset by the impact of higher interest rates associated with our term loan borrowings and $1.6 million of professional fees incurred in the second quarter of 2014 associated with a consent solicitation and related supplemental indenture for our Convertible Junior Subordinated Debentures due December 2066 (the Debentures).
(Loss) Income from Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations before income taxes	$(68.0)	$(83.3)	$15.3	18.4%	$(164.8)	$(89.9)	$(74.9)	(83.3)%
Income tax provision (benefit)	4.0	(184.7)	(188.7)	(102.2)%	(48.5)	(181.0)	(132.5)	(73.2)%
(Loss) income from continuing operations, net of income taxes	$(72.0)	$101.4	$(173.4)	(171.0)%	$(116.3)	$91.1	$(207.4)	(227.7)%
Results from continuing operations, net of income taxes, for the three and six months ended June 30, 2014 declined compared to the same periods in the prior year primarily due to the effect of income taxes and, for the six month period, lower before-tax earnings.
Income Tax Provision (Benefit). The year-over-year negative effect of income taxes was driven by:

•
An increase in valuation allowance on certain Australian deferred tax assets that was recognized during the three and six months ended June 30, 2014 due to reduced projected earnings in that jurisdiction (three months, $75.7 million; six months, $124.7 million);

•	Lower remeasurement benefits related to foreign income tax accounts (three months, $35.8 million; six months, $32.8 million);

•	The second quarter 2013 release of $25.5 million in U.S. capital loss valuation allowance; and

•	A decrease in royalty allowance benefits recognized related to the Australian minerals and resource rent tax (three months, $53.8 million; six months, $17.4 million).
Those factors were partially offset in the six months ended June 30, 2014 compared to the prior year by the effect of lower pre-tax results ($33.7 million) and the impact of a change in projected earnings mix on our full year estimated effective tax rate ($32.0 million).

Adjusted (Loss) Income From Continuing Operations
The following table presents Adjusted (Loss) Income from Continuing Operations:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Adjusted Income		June 30,		to Adjusted Income
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(72.0)	$101.4	$(173.4)	(171.0)%	$(116.3)	$91.1	$(207.4)	227.7%
Asset impairment, net of income taxes	—	21.5	(21.5)	(100.0)%	—	21.5	(21.5)	(100.0)%
Remeasurement benefit related to foreign income tax accounts	(1.3)	(37.1)	35.8	96.5%	(2.7)	(35.5)	32.8	92.4%
Adjusted (Loss) Income from Continuing Operations	$(73.3)	$85.8	$(159.1)	(185.4)%	$(119.0)	$77.1	$(196.1)	(254.3)%
Adjusted (Loss) Income from Continuing Operations decreased for the three and six months ended June 30, 2014 compared to the same periods in the prior year. That decrease reflected declines in Adjusted EBITDA and the adverse effect of income taxes (excluding remeasurement benefits related to foreign income tax accounts), partially offset by lower depreciation, depletion and amortization, asset retirement obligation expenses and net interest expense, as discussed above.
Net (Loss) Income Attributable to Common Stockholders
The following table presents net (loss) income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(72.0)	$101.4	$(173.4)	(171.0)%	$(116.3)	$91.1	$(207.4)	227.7%
Income (loss) from discontinued operations, net of income taxes	0.8	(14.3)	15.1	105.6%	1.0	(23.4)	24.4	104.3%
Net (loss) income	(71.2)	87.1	(158.3)	(181.7)%	(115.3)	67.7	(183.0)	270.3%
Less: Net income (loss) attributable to noncontrolling interests	2.1	(3.2)	(5.3)	(165.6)%	6.5	0.8	(5.7)	(712.5)%
Net (loss) income attributable to common stockholders	$(73.3)	$90.3	$(163.6)	(181.2)%	$(121.8)	$66.9	$(188.7)	282.1%
Net results attributable to common stockholders decreased in the three and six months ended June 30, 2014 compared to the same periods in the prior year largely due to the decline in results from continuing operations discussed above, partially offset by improved results from discontinued operations.

Income (Loss) from Discontinued Operations, Net of Income Taxes. Results from discontinued operations improved during the three and six months ended June 30, 2014 compared to the same periods in the prior year, mainly driven by the fourth quarter 2013 shutdown of the Wilkie Creek Mine as that site generated losses in the prior year periods presented (three months, $9.9 million; six months, $15.5 million). The improvement in results also reflected lower litigation-related expense associated with previously divested operations as the related matters were concluded in conjunction with the definitive settlement agreement that we reached with Patriot and the UMWA that became effective on December 18, 2013.
Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to EPS		June 30,		to EPS
	2014	2013	$	%	2014	2013	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.28)	$0.39	$(0.67)	(171.8)%	$(0.46)	$0.33	$(0.79)	(239.4)%
Income (loss) from discontinued operations	0.01	(0.06)	0.07	116.7%	—	(0.08)	0.08	100.0%
Net (loss) income	$(0.27)	$0.33	$(0.60)	(181.8)%	$(0.46)	$0.25	$(0.71)	(284.0)%
Diluted EPS decreased in the three and six months ended June 30, 2014 compared to the same periods in the prior year commensurate with the decline in results from continuing operations between those periods, partially offset by improved results from discontinued operations.
Adjusted Diluted EPS
The following table presents Adjusted Diluted EPS:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to EPS		June 30,		to Adjusted EPS
	2014	2013	$	%	2014	2013	$	%
Adjusted Diluted EPS Reconciliation:
Loss from continuing operations	$(0.28)	$0.39	$(0.67)	(171.8)%	$(0.46)	$0.33	$(0.79)	239.4%
Asset impairment, net of income taxes	—	0.08	(0.08)	(100.0)%	—	0.08	(0.08)	(100.0)%
Remeasurement benefit related to foreign income tax accounts	—	(0.14)	0.14	(100.0)%	(0.01)	(0.13)	0.12	92.3%
Adjusted Diluted EPS	$(0.28)	$0.33	$(0.61)	(184.8)%	$(0.47)	$0.28	$(0.75)	267.9%
Adjusted Diluted EPS decreased in the three and six months ended June 30, 2014 compared to the same periods in the prior year commensurate with the adverse change in Adjusted (Loss) Income from Continuing Operations between those periods.
Other
The net fair value of our foreign currency cash flow hedge portfolio improved from a net liability of $473.3 million at December 31, 2013 to a net liability of $109.6 million at June 30, 2014, driven by a strengthening in Australian dollar exchange rates.
Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.

Near-Term Outlook
The seaborne coal market segment remains pressured by excess supply, which has been slow to rebalance with demand. We expect some improvement as supply cutbacks take hold and coal demand continues to grow in the near term. In the U.S., demand for thermal coal increased in the six months ended June 30, 2014 compared to the same period in the prior year due to higher natural gas prices and a colder-than-normal winter, leading to the largest estimated customer coal inventory stockpile drawdown in more than three decades in the first quarter of 2014 and an improved near-term outlook for U.S. coal demand going forward.
Global Macroeconomic Indicators. The International Monetary Fund (IMF) released its global economic growth estimates for 2014 in its April 2014 World Economic Outlook. China, India and U.S. growth projections increased slightly compared to previous forecasts. While economic indicators in China have slowed in early 2014, stimulus measures have been announced to help stabilize growth. Selected regional and worldwide projections of 2014 macroeconomic growth, as measured by recent IMF forecasts of gross domestic product (GDP), are presented below:

GDP Growth (%)
Region:	2014
U.S.	2.8%
China	7.5%
India	5.4%
Worldwide	3.6%
Seaborne Thermal Coal Market Segments and Our Position. We expect continued growth in global seaborne thermal coal demand following a record year of imports in 2013, led by China and India. According to China Customs data, China's thermal coal imports have increased 5% year-over-year to 129 million tonnes through June 2014, and we expect China to set another record for imports in 2014. While India’s thermal coal imports have declined by an estimated 6% through June 2014 on a year-over-year basis, we continue to believe that India's 2014 imports will increase from 2013 levels to serve increasing demand from new coal-fueled generation and replenish stockpiles. We project that 70 gigawatts of new coal-fueled electricity generation will come online globally in 2014, leading to an increase in seaborne thermal coal demand growth during that period, with China and India accounting for the majority of that growth.
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
Seaborne Metallurgical Coal Market Segments and Our Position. The WSA reported that global steel production grew by 2.5% through June 2014 compared to the same period in the prior year. In its April 2014 Short Range Outlook, the WSA forecasted year-over-year apparent steel use growth of 3.1% in 2014.
Seaborne metallurgical coal prices for HQHCC and LV PCI settled at approximately $120 and $100 per tonne, respectively, for quarterly contracts commencing in July 2014, consistent with the prior quarter. Current seaborne pricing has led to a number of announced production cutbacks, and we expect the third quarter price settlement to place additional pressure on seaborne suppliers. Following negotiations with the contractor operator at our Burton Mine, which is our highest cost mining operation on a per-ton basis, we recently announced a planned reduction of metallurgical coal production from that site of approximately 1.5 million tons per year. As a result, we are now targeting total 2014 metallurgical coal sales from our Australian platform at 15 to 16 million tons.
Our total Australian coal sales for 2014 are now targeted at 34 to 36 million tons, including both metallurgical and thermal coal products supplied for export and within Australia.
U.S. Thermal Coal Market Segments and Our Position. Thermal coal market segment conditions in the U.S. continued to improve in the first half of 2014, with coal-fueled electricity generation accounting for more than 40% of electricity generation according to the EIA. We observed gas-to-coal switching during that period as natural gas prices increased from 2013 levels, driving an estimated 2% decline in electricity generation from natural gas during the first half of 2014 compared to the same period in the prior year. Electricity generation from coal increased 6% compared to the prior year according to the EIA, while coal production was flat, which led to increased customer drawdowns on coal inventory stockpiles. We further estimate that coal inventories for Southern Powder River Basin customers fell to 49 days on a day's-burn basis as of June 30, 2014.

In its July 2014 Short-Term Energy Outlook, the EIA projected U.S. electricity generation from coal to increase by 5% in 2014 compared to 2013, while electricity generation from natural gas is expected to decline. The EIA further projected that coal will hold a share of over 40% of U.S. electricity generation in 2014. We expect that U.S. coal consumption for electricity generation will increase by 30 to 40 million tons in 2014 compared to 2013.
While U.S. coal demand has grown during the first half of 2014, transportation concerns have impacted supply. We are now targeting our 2014 U.S. volumes at 185 to 190 million tons, with sales essentially fully priced as of June 30, 2014. At that date, we also had 70% to 80% of 2015 volumes priced based on targeted 2014 production levels. We anticipate that average realized pricing from our U.S. mining operations will decrease by 4% to 7% on a per-ton basis in 2014 compared to 2013 due to new U.S. coal supply agreements and price re-opener provisions in certain of our existing U.S. coal supply agreements, primarily in our Midwestern U.S. Mining segment.
Operating Cost and Capital Update. In an effort to mitigate pressures from the challenging global environment, we remain focused on cost containment activities. We expect a 1% to 3% decrease in our per-ton U.S. operating costs and expenses in 2014 compared to the prior year. In Australia, we now expect 2014 costs in the low $70 per ton range as additional savings from cost containment activities and the cost benefit of reduced production from our contractor-operated Burton Mine offset the effects of a higher mix of metallurgical coal and costs related to the delays experienced in the first half of 2014 associated with the LTCC commissioning at the North Goonyella Mine.
We also remain focused on tightening capital spending. We are targeting 2014 capital spending levels of $210 million to $250 million, which represents a decrease from our prior year spend of $328.4 million and our previously disclosed 2014 targeted range of $250 million to $295 million.
Regulatory Update
Australian Carbon Pricing Framework. On July 16, 2014, Australia's Senate voted to repeal the legislation, which will be retrospectively abolished from July 1, 2014. The Australian government's carbon pricing framework originally commenced on July 1, 2012, with an initial carbon price of $23.00 Australian dollars per tonne of carbon dioxide equivalent emissions, scheduled to escalate by 2.5% per year for inflation over a three year period and transition to an emissions trading scheme after June 30, 2015. All of our Australian operations were impacted by the fugitive emissions portion of the framework (defined as the methane and carbon dioxide which escapes into the atmosphere when coal is mined and gas is produced). Net of transition benefits, we recognized expense of approximately $40 million and $15 million in 2013 and 2012, respectively, related to this framework. Accordingly, we anticipate a modest improvement in our future operating costs and expenses as a result of the repeal of this legislation.
Proposed New Source Performance Standards (NSPS) for Fossil Fuel-Fired Electricity Utility Generating Units (EGUs). On April 13, 2012, the U.S. Environmental Protection Agency (EPA) published for comment a proposed NSPS for emissions of carbon dioxide for new fossil fuel-fired EGUs (proposed NSPS for new power plants). On September 20, 2013, the EPA revoked its April 13, 2012 proposal and issued a new proposed NSPS for new power plants, using section 111(b) of the Clean Air Act (CAA). On January 8, 2014, the re-proposal was published in the Federal Register and the comment deadline was set at March 10, 2014. In the February 26, 2014 Federal Register, the EPA issued a Notice of Data Availability (NODA) and technical support document in support of the proposed NSPS for new power plants. After extensions, the public comment period for the re-proposed NSPS for new power plants and NODA closed on May 9, 2014. We believe that any final rules issued by the EPA will be challenged.
Proposed Rules for Regulating Carbon Dioxide Emissions From Existing Fossil Fuel-Fired EGUs. On June 2, 2014, the EPA issued and later formally published for comment proposed rules for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs under section 111(d) of the CAA. The public comment period on the proposed rules will close on October 16, 2014, with four public hearings scheduled to be held prior to that date. The proposed rules would require that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders. Individual states would have to submit their proposed plans to the EPA by June 30, 2016. Overall, the proposed rules would attempt to achieve by 2020 a nationwide carbon dioxide reduction of 25% from 2005 baseline emissions and, by 2030, a reduction of 30% from 2005 baseline emissions. The EPA has indicated that it intends to adopt final rules by not later than June 1, 2015. We believe that any final rules issued by the EPA will be challenged.

Judicial Challenge to the EPA’s Greenhouse Gas (GHG) Regulations. On October 15, 2013, the U.S. Supreme Court agreed to review the federal government’s power to regulate GHGs from fixed sources. Six petitions were accepted for review, but a single question was being considered: “Whether the EPA permissibly determined that its regulation of GHG emissions from new motor vehicles triggered permitting requirements under the CAA for stationary sources that emit greenhouse gases.” The U.S. Supreme Court decision issued on June 23, 2014 reversed, in part, and affirmed, in part, the 2012 decision of the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) that upheld the EPA's series of CAA GHG-related regulations. Specifically, the court held that the EPA exceeded its statutory authority when it interpreted the CAA to require Prevention of Significant Deterioration (PSD) and Title V permitting for stationary sources based on their potential GHG emissions. The court noted, however, that the EPA permissibly determined that a source already subject to the PSD program because of its emission of conventional pollutants may be required to limit its GHG emissions by employing the best available control technology for GHGs. Published sources indicate that most of the greenhouse gas emissions that the EPA’s challenged rules contemplated regulating may continue to be regulated after the U.S. Supreme Court’s decision is given effect.
Cross State Air Pollution Rule (CSAPR). On July 6, 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions was to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While the CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and, on December 30, 2011, the D.C. Circuit stayed the rule and advised that the EPA was expected to continue administering the Clean Air Interstate Rule until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a two to one decision, concluding that the rule was beyond the EPA's statutory authority. The U.S. Supreme Court on April 29, 2014 reversed the D.C. Circuit and upheld the CSAPR, remanding the cases for further proceedings consistent with the Court's opinion, which acknowledged the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. Motions to govern further proceedings are expected to continue in the D.C. Circuit during 2014.
Mercury and Air Toxics Standards (MATS). On December 16, 2011, the EPA announced the MATS rule and published it in the Federal Register on February 16, 2012. The MATS rulemaking collectively revised the NSPS for nitrogen oxides, sulfur dioxides and particulate matter for new and modified coal-fueled electricity generating plants, and imposed Maximum Achievable Control Technology (MACT) emission limits on hazardous air emissions from new and existing coal-fueled and oil-fueled electric generating plants. The rule provides three years for compliance and a possible fourth year as a state permitting agency may deem necessary. Some utilities have been moving forward with installation of equipment necessary to comply with MATS, and the EPA and states have been granting additional time beyond the 2015 deadline (but no more than one extra year) for facilities that need more time to upgrade and complete those installations. The rule could result in the retirement of certain older coal plants. The D.C. Circuit upheld the NSPS portion of the rulemaking in a unanimous decision on March 11, 2014, and upheld the limits on hazardous air emissions against all challenges on April 15, 2014, in a two-to-one decision. Industry plaintiffs have decided to seek review of the D.C. Circuit decision in the U.S. Supreme Court.
On March 28, 2013, the EPA issued reconsidered MACT standards for new plants that are less stringent in some respects than the standards announced in December 2011. Those standards were challenged, and this part of the rulemaking continues to evolve.
Long-Term Outlook
While strong supplies and declining seaborne coal prices have tempered near-term expectations, our long-term outlook for international coal market segments is positive, particularly in the Asia-Pacific region. We expect global coal demand to rise by approximately 600 million tonnes between 2013 and 2016, led by urbanization and industrialization trends in China and India, and that approximately 250 gigawatts of new global coal-fueled generation will be built during that time. We also estimate that seaborne metallurgical coal demand will grow by 10% to 15% during that period. Though we anticipate that seaborne coal supply will also continue to grow during this period, we expect that growth to be outpaced by improved demand, leading to eventual balancing.
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
Our long-term plans also include advancing projects to expand our presence in the Asia-Pacific region, some of which include sourcing third-party coal and partnerships to utilize our mining experience for joint mine development, such as studies underway in Xinjiang, China and the Tavan Tolgoi project in the South Gobi region of Mongolia.
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
As noted above, on June 2, 2014, the EPA issued proposed rules for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs that would attempt to achieve by 2020 a nationwide carbon dioxide reduction of 25% from 2005 baseline emissions and, by 2030, a reduction of 30% from 2005 baseline emissions. If adopted as proposed, such rules are expected by the EPA to have a significant impact on demand for coal-fired electricity generation in the U.S. and, depending upon the implementation methods adopted by the various states, could have a material adverse effect on our results of operations, financial condition and cash flows in future periods.
Liquidity and Capital Resources
Capital Resources
Our primary sources of cash are proceeds from the sale of our coal production to customers and cash provided by our trading and brokerage activities. To a lesser extent, we also generate cash from the sale of non-strategic assets, including coal reserves and surface lands, borrowings under committed and uncommitted credit facilities and, from time to time, the issuance of securities.

Cash and Cash Equivalents. We hold cash balances within the U.S. and in several other locations around the world. As of June 30, 2014, approximately $325 million of our cash was held by U.S. entities, with the remaining balance held by foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. We do not expect restrictions or potential taxes on the repatriation of amounts held by our foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Liquidity. In addition to cash and cash equivalents, our liquidity includes the available balances from our $1.65 billion revolving credit facility (the 2013 Revolver) under our secured credit agreement entered into in 2013 (the 2013 Credit Facility) and an accounts receivable securitization program. Our available liquidity was $2.1 billion as of June 30, 2014, which was substantially comprised of $1.5 billion available for borrowing under the 2013 Revolver (net of outstanding letters of credit of $114.8 million), cash and cash equivalents of $498.4 million and $94.6 million of available capacity from our accounts receivable securitization program. Our available liquidity as of June 30, 2014 was also impacted by $49.6 million of security posted for certain litigation matters.
Bilateral Arrangements. We have various bilateral credit and liquidity arrangements with banks, lenders and other counterparties supporting the ongoing requirements of our operations. This credit support is generally provided on an uncommitted basis and is subject to be repriced, or the related capacity reduced or withdrawn, with limited or no notice by such counterparties.
Proceeds from the Sale of Non-Strategic Assets. In January 2014, the Company sold a non-strategic exploration tenement asset in Australia in exchange for cash proceeds of $62.6 million.  Also, in May 2014, we entered into an agreement to sell the Wilkie Creek Mine in exchange for approximately $70 million in cash and the assumption of the mine's liabilities, with the closing of the sale subject to certain conditions.
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
We expect our cash flows from operations and available liquidity will be sufficient to meet our anticipated capital requirements during 2014 and 2015. That expectation is predicated, in part, on the assumption that we will continue to have access to a substantial portion of our maximum borrowing capacity under the 2013 Revolver, if needed in the future. Refer to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of circumstances that could limit our access to such funds.
In addition, we routinely monitor capital and financial market conditions to evaluate the availability of alternative financing sources, including our ability to offer and sell securities under our shelf registration statement. Our ability to obtain external financing and the cost of such financing is affected by our credit ratings, which are periodically reviewed by the three major credit rating agencies. In recent months, two of those agencies downgraded our corporate credit rating by one notch due, in part, to continued weakness in seaborne coal prices. We continue to believe, based on our current financial condition and credit relationships, that we currently have the ability to access capital and financial markets, if needed. Any further adverse changes in our financial condition, liquidity or credit ratings or additional uncertainty in capital and financial markets could negatively impact our ability to access such funds and, in turn, reduce the availability of our cash flows to fund our ongoing operations and discretionary spending. The cost and availability of our bilateral credit and liquidity arrangements are also dependent on our credit profile and to the extent that our credit metrics deteriorate, such credit arrangements may become more costly and/or less available.
Additions to Property, Plant, Equipment and Mine Development. We evaluate our capital project portfolio on an ongoing basis and believe we have the appropriate flexibility to adjust our growth capital spending as appropriate based on any material changes in our cash flows from operations and liquidity position.

Additions to property, plant, equipment and mine development in 2014 have included and/or will continue to include expenditures associated with advancing the reserve development at the Gateway North Mine in the U.S. to replace production from the existing Gateway Mine as its reserves are exhausted in 2015, installing a new longwall to increase productivity at the Metropolitan Mine in Australia and converting the Moorvale Mine in Australia to owner-operator status, which is expected to be completed in the second half of 2014.
In response to the challenging global environment, we have sought to maintain a controlled, disciplined approach to capital spending in order to preserve liquidity. In 2014, we are targeting full year capital expenditures of $210 million to $250 million, reflecting a decrease from our 2013 spend of $328.4 million and our previously disclosed 2014 targeted range of $250 million to $295 million. We expect to allocate approximately 70% of that target to maintaining the existing productive capacity of our global mining platform, with the remainder allotted to development and operational improvement projects. We currently plan to defer certain new and early-stage growth and development projects across our global platform to time periods beyond 2014 and continue to evaluate the timing associated with those projects based on changes in global coal supply and demand.
Federal Coal Lease Expenditures. We currently anticipate that federal coal lease expenditures will total approximately$280 million in 2014, with those payments to be remitted in the third and fourth quarters.
Total Indebtedness. Our total indebtedness as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
2013 Term Loan Facility due September 2020	$1,180.3	$1,185.4
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
7.875% Senior Notes due November 2026	247.6	247.5
Convertible Junior Subordinated Debentures due December 2066	381.0	379.7
Capital lease obligations	26.4	30.5
Other	0.3	0.9
Total Debt	$5,994.0	$6,002.4
Debentures Consent Solicitation. In June 2014, we received sufficient consents from holders of the Debentures to amend the related indenture and eliminate the provisions relating to the mandatory and optional deferral of interest, thereby providing us greater financial and operational flexibility and increased ease of administration with respect to the Debentures. After receiving those consents, we entered into a supplemental indenture reflecting the amendments, which binds all holders of the Debentures. We paid aggregate consent fees of $10.1 million in June 2014 in connection with the Debentures consent solicitation, which will be amortized over the remaining term of the Debentures.
Long-term Debt Covenants. Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants, with which we were in compliance as of June 30, 2014. We are permitted to pay dividends, buy and sell assets and make redemptions or repurchases of capital stock when in compliance with our financial covenants and customary default provisions (including compliance on a pro forma basis giving effect to such transactions), subject to certain restrictions imposed by the 2013 Credit Facility. That agreement also limits our ability to make dividends from the top-level Gibraltar holding company of our Australian operations to our domestic subsidiaries in an amount in excess of $500 million per year. We do not expect the restrictions imposed by our debt covenants to have a material effect on our overall liquidity or financial condition for the foreseeable future.
Debt Prepayments and Repurchases. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.

During the six months ended June 30, 2013, we voluntarily prepaid $167.0 million in aggregate principal amount of our previous term loan facility and repurchased $32.4 million of certain Australian private placement bonds with existing cash on hand and correspondingly recognized a loss on debt extinguishment of $5.4 million, which was classified in "Interest expense," in the unaudited condensed consolidated statement of operations for that period. During the six months ended June 30, 2014, we did not make any debt payments in excess of our scheduled maturities.
Dividends. We declared and paid quarterly dividends totaling $46.1 million in the six months ended June 30, 2014. On July 25, 2014, our Board of Directors approved a dividend of $0.085 per share of common stock, payable on August 29, 2014. The declaration and payment of dividends in the future and the amount of those dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors deemed relevant by our Board of Directors.
Margin. As part of our trading and brokerage activities, we may be eligible to receive or required to post margin with an exchange or certain of our over-the-counter trading counterparties. The amount and timing of margin received or posted can vary with the volume of trades, market price volatility and trade settlements. Total net margin held at June 30, 2014 and December 31, 2013 was $14.9 million and $35.5 million, respectively. For the six months ended June 30, 2014 and 2013, net cash flow from margin was a net outflow of $20.6 million and $27.7 million, respectively. Refer to Note 8. “Coal Trading” to the accompanying unaudited condensed consolidated financial statements for information surrounding the impact of a credit downgrade on our margin requirements.
Settlement Agreement with Patriot and the UMWA. In connection with our settlement agreement with Patriot and the UMWA, on behalf of itself, its represented Patriot employees and its represented Patriot retirees, that became effective in December 2013, we are required to provide total payments of $310 million payable over four years through 2017 to partially fund the newly established voluntary employee beneficiary association (VEBA) and settle all Patriot and UMWA claims involving the Patriot bankruptcy. Those payments included an initial payment of $90 million made in January of 2014, comprised of $70 million paid to Patriot and $20 million paid to the VEBA, and subsequent payments of $75 million in 2015, $75 million in 2016 and $70 million in 2017 to be paid to the VEBA.
There were no other material changes to our capital resources or capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
Contractual Obligations
Other than the matters outlined above, there were no other material changes to our contractual obligations from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
Historical Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013, as reported in the accompanying unaudited condensed consolidated financial statements:

	Six Months Ended		Increase (Decrease)
	June 30,		to Cash and Cash Equivalents
	2014	2013	$	%
	(Dollars in millions)
Net cash provided by operating activities	$75.3	$331.4	$(256.1)	(77.3)%
Net cash provided by (used in) investing activities	48.4	(106.2)	154.6	145.6%
Net cash used in financing activities	(69.3)	(266.1)	196.8	74.0%
Net change in cash and cash equivalents	54.4	(40.9)	95.3	233.0%
Cash and cash equivalents at beginning of period	444.0	558.8	(114.8)	(20.5)%
Cash and cash equivalents at end of period	$498.4	$517.9	$(19.5)	(3.8)%

Operating Activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2014 compared to the same period in the prior year was driven by the following:

•	Lower operating results; and

•	Aggregate payments to Patriot and the related VEBA in January 2014 made in connection with our 2013 settlement agreement with Patriot and the UMWA ($90.0 million); partially offset by

•	The timing of cash receipts related to customer receivables ($67.6 million, net of the effect of lower utilization of our accounts receivable securitization program compared to the prior year).
Investing Activities. The favorable change in net cash provided by (used in) investing activities for the six months ended June 30, 2014 compared to the same period in the prior year was mainly due to:

•
Lower current year capital spending as we seek to carefully control the deployment of capital amid a challenged global coal market environment ($186.9 million, net of changes in accrued expenses related to capital expenditures); partially offset by

•	The timing of cash investing transactions with joint ventures and related parties ($43.2 million).
Financing Activities. The decrease in net cash used in financing activities for the six months ended June 30, 2014 compared to the same period in the prior year was reflective of:

•
Lower long-term debt payments ($205.2 million) due to the impact of $199.4 million in aggregate voluntary debt repayments and repurchases remitted during the six months ended June 30, 2013; partially offset by

•	Consent fees paid in June 2014 in connection with our Debentures consent solicitation ($10.1 million).
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In our past experience, virtually no claims have been made against these financial instruments. We do not expect any material losses to result from these guarantees or off-balance-sheet instruments.
Accounts Receivable Securitization. We have an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through a wholly owned, bankruptcy-remote subsidiary (Seller). At June 30, 2014, we had $94.6 million remaining capacity available under our securitization program. Under the securitization program, we contribute trade receivables of most of our U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, we, as servicer of the assets, collect the receivables on behalf of the Conduits for a nominal servicing fee. We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under the Revolver portion of our Credit Facility, effectively managing our overall borrowing costs and providing an additional source of working capital. The securitization program was renewed in May 2013 and will expire in April 2016.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the six months ended June 30, 2014, we received total consideration of $2,108.5 million related to accounts receivable sold under the securitization program, including $1,403.1 million of cash up front from the sale of the receivables, an additional $575.1 million of cash upon the collection of the underlying receivables and $130.3 million that had not been collected at June 30, 2014 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $110.0 million and $100.0 million at June 30, 2014 and December 31, 2013, respectively.
Securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because cash received from the Conduits upon the sale of receivables, as well as cash received from the Conduits upon the ultimate collection of receivables, are not subject to significantly different risks given the short-term nature of our trade receivables. We recorded expense associated with securitization transactions of $0.4 million for each of the three months ended June 30, 2014 and 2013, and $0.8 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

Patriot Bankruptcy Reorganization. As part of our 2013 settlement agreement reached with Patriot and the UMWA, we have provided $135.7 million of credit support to Patriot. Approximately $100 million of this credit support ends in 2018.  As of March 31, 2014, $81.4 million of this credit support took the form of surety bonds issued for the benefit of Patriot beneficiaries; $31.9 million of this credit support took the form of corporate guarantees to Patriot beneficiaries; and $22.4 million of this credit support took the form of letters of credit issued for the benefit of Patriot beneficiaries. A total of $50.7 million of the credit support (all in the form of surety bonds) relates to Patriot’s Coal Act obligations that we agreed to fund at the time of the Patriot spin-off pursuant to the Coal Act Liabilities Assumption Agreement and to Patriot’s Federal Black Lung obligations.
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
Guarantees and Other Financial Instruments with Off-Balance Sheet Risk. See Note 17. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees" to our unaudited condensed consolidated financial statements for a discussion of our guarantees and other financial instruments with off-balance sheet risk.
As previously noted, we have various bilateral credit and liquidity arrangements with banks, lenders and other counterparties that is generally provided on an uncommitted basis and is subject to be repriced, or the related capacity reduced or withdrawn, with limited or no notice by such counterparties. The cost and availability of such arrangements depend, in part, on our credit profile. To the extent that our creditworthiness, as determined by such counterparties, deteriorates, such credit arrangements may become more costly and/or less available.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our critical accounting policies remain unchanged at June 30, 2014.
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 18. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On October 24, 2008, we announced that our Board of Directors approved an amendment to the then existing share repurchase program to authorize repurchases of up to $1.0 billion of the then outstanding shares of our common stock (Repurchase Program). The Repurchase Program does not have an expiration date and may be discontinued at any time. Through June 30, 2014, we have repurchased a total of 7.7 million shares under the Repurchase Program at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the Repurchase Program. Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. No share repurchases were made under the Repurchase Program during the six months ended June 30, 2014 or 2013.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended June 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2014	10,083	$16.37	—	$700.4
May 1 through May 31, 2014	—	—	—	700.4
June 1 through June 30, 2014	—	—	—	700.4
Total	10,083	$16.37	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock, which are not part of the Repurchase Program.

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
In 2013, we commenced a process of leveraging the operational risk management expertise of universities in Australia and Canada for the development of Safety Risk Registers for all of our U.S. mining operations. All of those locations have since completed the associated workplace risk assessment and control exercise and the results of those assessments are in the process of being analyzed for assurance that the controls that we have in place are effective in reducing or eliminating workplace risks for our employees. In 2014, several members of our U.S. operations management team will attend Global Minerals Industry Risk Management workshops to further integrate international risk management best practice principles into our "Safety, A Way of Life Management System." We also plan to partner with other mining companies in the current year to further educate our operations managers and develop consistent internal processes and procedures, with a focus on change management. Safety initiative activities for our Australian platform are closely linked to and leveraged upon those initiated in the U.S. Similar to the U.S., Safety Risk Registers have now been completed at all sites and opportunities for improvement identified. Also, during the six months ended June 30, 2014, we implemented SafeStartTM programs, a globally recognized safety awareness and personal safety skill development workshop, at three of our Australian sites, and will evaluate the program for broader introduction across the platform in the future.
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
Commensurate with MSHA reporting guidelines, our U.S. incidence rate reflects activity from our full-time employees at our operating sites and, beginning in 2014, our temporary employees at those sites, and excludes contractors. Because certain of our Australian mines are operated by a contract miner, our Australia incidence rate includes activity from contractors. Both our U.S. and Australia incidence rates exclude the impact of personnel from sales and administrative offices.
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

The following table reflects our incidence rates for the six months ended June 30, 2014 and 2013 related to our mining operations:

	Six months ended June 30,
	2014	2013
U.S.	1.52	0.75
Australia	1.54	2.89
Total Peabody Energy Corporation	1.53	1.82
As of August 6, 2014, MSHA's Mine Injury and Worktime Operators report for the six months ended June 30, 2014 had not been published. The All Incidence Rate for the six months ended June 30, 2013 was 3.17.
We monitor MSHA compliance using violations per inspection day (in the U.S. only), which is calculated as the total count of violations per five hour MSHA inspector day. Similar to historical incidence rates, historical violations per inspection day may be adjusted over time to reflect the final resolution of the underlying matters. For the six months ended June 30, 2014 and 2013, our violations per inspection day were 0.66 and 0.62, respectively.
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

PEABODY ENERGY CORPORATION
Date:	August 8, 2014	By:	/s/ MICHAEL C. CREWS
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

4.1
Second Supplemental Indenture, dated as of June 25, 2014, between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 27, 2014).

10.1
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Equity Incentive Plan (effective for awards to executive officers other than Gregory H. Boyce on and after January 2, 2014) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 25, 2014).

10.2
Form of Restricted Stock Agreement under the 2011 Long-Term Equity Incentive Plan (effective for awards on and after January 2, 2014) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 25, 2014).

10.3
Form of Performance Units Agreement under the 2011 Long-Term Equity Incentive Plan (effective for awards on and after January 2, 2014) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on April 25, 2014).

10.4
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Equity Incentive Plan (effective for awards to Gregory H. Boyce on and after January 2, 2014) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on April 25, 2014).

10.5
Cash-Settled Performance Units Agreement effective April 25, 2014 between Peabody Energy Corporation and Gregory H. Boyce (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on April 25, 2014).

10.6
Amended and Restated Transition Agreement effective May 8, 2014 by and between Gregory H. Boyce and the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 13, 2014).

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2014 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.