Form 10-Q
period 2014-09-30
PEABODY ENERGY CORP
filed 2014-11-06
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 271,445,649 shares of the registrant's common stock (par value of $0.01 per share) outstanding at October 31, 2014.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions, except per share data)
Revenues
Sales	$1,550.5	$1,621.4	$4,619.3	$4,787.2
Other revenues	172.4	176.2	488.4	483.7
Total revenues	1,722.9	1,797.6	5,107.7	5,270.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	1,453.3	1,432.1	4,315.7	4,258.7
Depreciation, depletion and amortization	163.6	186.4	483.9	542.8
Asset retirement obligation expenses	15.0	13.4	46.5	50.7
Selling and administrative expenses	52.9	55.0	171.6	184.1
Other operating (income) loss:
Net gain on disposal or exchange of assets	(13.9)	(4.1)	(25.9)	(49.9)
Asset impairment	—	—	—	21.5
Loss from equity affiliates	15.8	2.6	44.0	35.6
Operating profit	36.2	112.2	71.9	227.4
Interest expense	114.5	111.0	323.0	323.1
Interest income	(3.7)	(4.2)	(11.7)	(11.2)
(Loss) income from continuing operations before income taxes	(74.6)	5.4	(239.4)	(84.5)
Income tax provision (benefit)	79.4	(18.6)	30.9	(199.6)
(Loss) income from continuing operations, net of income taxes	(154.0)	24.0	(270.3)	115.1
Income (loss) from discontinued operations, net of income taxes	5.0	(43.1)	6.0	(66.5)
Net (loss) income	(149.0)	(19.1)	(264.3)	48.6
Less: Net income attributable to noncontrolling interests	1.6	7.0	8.1	7.8
Net (loss) income attributable to common stockholders	$(150.6)	$(26.1)	$(272.4)	$40.8

(Loss) income from continuing operations:
Basic (loss) income per share	$(0.58)	$0.06	$(1.04)	$0.40
Diluted (loss) income per share	$(0.58)	$0.06	$(1.04)	$0.40

Net (loss) income attributable to common stockholders:
Basic (loss) income per share	$(0.56)	$(0.10)	$(1.02)	$0.15
Diluted (loss) income per share	$(0.56)	$(0.10)	$(1.02)	$0.15

Dividends declared per share	$0.085	$0.085	$0.255	$0.255
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Net (loss) income	$(149.0)	$(19.1)	$(264.3)	$48.6
Other comprehensive (loss) income, net of income taxes:
Net change in unrealized holding (losses) gains on available-for-sale securities (net of respective tax (benefit) provision of ($0.2), $1.8, ($1.0) and $1.7)
Unrealized holding (losses) gains on available-for-sale securities	(0.4)	2.9	(1.7)	(10.7)
Less: Reclassification for realized losses included in net (loss) income	—	—	—	13.3
Net change in unrealized (losses) gains on available-for-sale securities	(0.4)	2.9	(1.7)	2.6
Net unrealized (losses) gains on cash flow hedges (net of respective tax (benefit) provision of ($104.2), $6.7, $1.9 and ($221.3))
(Decrease) increase in fair value of cash flow hedges	(180.6)	27.3	3.5	(217.7)
Less: Reclassification for realized losses (gains) included in net (loss) income	3.4	(34.8)	(1.6)	(175.5)
Net unrealized (losses) gains on cash flow hedges	(177.2)	(7.5)	1.9	(393.2)
Postretirement plans and workers' compensation obligations (net of respective tax provision of $4.0, $8.3, $1.8 and $25.0)
Prior service cost for the period	—	—	(17.4)	—
Amortization of actuarial loss and prior service cost included in net (loss) income	6.8	14.2	20.4	42.6
Postretirement plans and workers' compensation obligations	6.8	14.2	3.0	42.6
Foreign currency translation adjustment	(36.8)	4.5	(10.4)	(68.9)
Other comprehensive (loss) income, net of income taxes	(207.6)	14.1	(7.2)	(416.9)
Comprehensive loss	(356.6)	(5.0)	(271.5)	(368.3)
Less: Comprehensive income attributable to noncontrolling interests	1.6	7.0	8.1	7.8
Comprehensive loss attributable to common stockholders	$(358.2)	$(12.0)	$(279.6)	$(376.1)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2014	December 31, 2013
	(In millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$466.5	$444.0
Accounts receivable, net of allowance for doubtful accounts of $7.1 at September 30, 2014 and $7.4 at December 31, 2013	490.0	557.9
Inventories	490.9	506.7
Assets from coal trading activities, net	52.7	36.1
Deferred income taxes	106.9	66.4
Other current assets	324.4	381.6
Total current assets	1,931.4	1,992.7
Property, plant, equipment and mine development, net	10,651.1	11,082.5
Deferred income taxes	4.9	7.8
Investments and other assets	957.3	1,050.4
Total assets	$13,544.7	$14,133.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$21.4	$31.7
Liabilities from coal trading activities, net	22.4	6.1
Accounts payable and accrued expenses	1,656.5	1,737.7
Total current liabilities	1,700.3	1,775.5
Long-term debt, less current maturities	5,969.7	5,970.7
Deferred income taxes	16.0	40.9
Asset retirement obligations	724.1	712.8
Accrued postretirement benefit costs	712.4	684.0
Other noncurrent liabilities	827.1	1,001.6
Total liabilities	9,949.6	10,185.5
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized; no shares issued or outstanding as of September 30, 2014 or December 31, 2013	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of September 30, 2014 or December 31, 2013	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of September 30, 2014 or December 31, 2013	—	—
Common Stock — $0.01 per share par value; 800.0 shares authorized, 285.4 shares issued and 271.4 shares outstanding as of September 30, 2014 and 283.9 shares issued and 270.1 shares outstanding as of December 31, 2013	2.9	2.8
Additional paid-in capital	2,375.9	2,340.0
Treasury stock, at cost — 14.0 shares as of September 30, 2014 and 13.8 shares as of December 31, 2013	(467.0)	(464.7)
Retained earnings	2,108.2	2,449.8
Accumulated other comprehensive loss	(426.4)	(419.2)
Peabody Energy Corporation stockholders’ equity	3,593.6	3,908.7
Noncontrolling interests	1.5	39.2
Total stockholders’ equity	3,595.1	3,947.9
Total liabilities and stockholders’ equity	$13,544.7	$14,133.4
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Cash Flows From Operating Activities
Net (loss) income	$(264.3)	$48.6
(Income) loss from discontinued operations, net of income taxes	(6.0)	66.5
(Loss) income from continuing operations, net of income taxes	(270.3)	115.1
Adjustments to reconcile (loss) income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	483.9	542.8
Noncash interest expense	17.7	27.5
Deferred income taxes	(44.3)	(261.3)
Share-based compensation	35.8	39.5
Asset impairment	—	21.5
Net gain on disposal or exchange of assets	(25.9)	(49.9)
Loss from equity affiliates	44.0	35.6
Gains on previously monetized foreign currency hedge positions	(106.7)	—
Changes in current assets and liabilities:
Accounts receivable	142.0	54.7
Change in receivable from accounts receivable securitization program	(75.0)	40.9
Inventories	20.5	(15.0)
Net assets from coal trading activities	(14.6)	(41.2)
Other current assets	4.4	11.0
Accounts payable and accrued expenses	76.2	(21.9)
Asset retirement obligations	28.4	35.0
Accrued postretirement benefit costs	12.7	10.0
Accrued pension costs	14.6	37.1
Other, net	2.4	(3.8)
Net cash provided by continuing operations	345.8	577.6
Net cash used in discontinued operations	(95.7)	(33.6)
Net cash provided by operating activities	250.1	544.0
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(107.5)	(228.7)
Changes in accrued expenses related to capital expenditures	(22.8)	(102.6)
Federal coal lease expenditures	(89.4)	(89.5)
Proceeds from disposal of assets, net of notes receivable	152.5	133.3
Purchases of debt securities	(6.0)	(9.9)
Proceeds from sales and maturities of debt securities	7.7	17.7
Proceeds from the maturity of short-term investments	—	4.8
Contributions to joint ventures	(410.4)	(539.8)
Distributions from joint ventures	408.5	576.6
Advances to related parties	(19.7)	(39.5)
Repayments of loans from related parties	1.4	22.7
Other, net	(3.9)	(4.2)
Net cash used in continuing operations	(89.6)	(259.1)
Net cash used in discontinued operations	—	(1.0)
Net cash used in investing activities	(89.6)	(260.1)
Cash Flows From Financing Activities
Repayments of long-term debt	(15.6)	(1,384.0)
Proceeds from long-term debt	1.1	1,188.0
Payment of deferred financing costs	(10.1)	(22.8)
Repurchase of employee common stock relinquished for tax withholding	(2.3)	(2.9)
Dividends paid	(69.2)	(68.8)
Restricted cash for distributions to noncontrolling interests	(42.5)	—
Other, net	0.6	(0.9)
Net cash used in financing activities	(138.0)	(291.4)
Net change in cash and cash equivalents	22.5	(7.5)
Cash and cash equivalents at beginning of period	444.0	558.8
Cash and cash equivalents at end of period	$466.5	$551.3
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2013	$2.8	$2,340.0	$(464.7)	$2,449.8	$(419.2)	$39.2	$3,947.9
Net (loss) income	—	—	—	(272.4)	—	8.1	(264.3)
Net change in unrealized holding losses on available-for-sale securities (net of $1.0 tax benefit)	—	—	—	—	(1.7)	—	(1.7)
Net unrealized gains on cash flow hedges (net of $1.9 tax provision)	—	—	—	—	1.9	—	1.9
Postretirement plans and workers’ compensation obligations (net of $1.8 tax provision)	—	—	—	—	3.0	—	3.0
Foreign currency translation adjustment	—	—	—	—	(10.4)	—	(10.4)
Dividends paid	—	—	—	(69.2)	—	—	(69.2)
Share-based compensation	—	35.8	—	—	—	—	35.8
Write-off of excess tax benefits related to share-based compensation	—	(5.4)	—	—	—	—	(5.4)
Stock options exercised	—	0.5	—	—	—	—	0.5
Employee stock purchases	—	5.1	—	—	—	—	5.1
Employee stock grants	0.1	(0.1)	—	—	—	—	—
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.3)	—	—	—	(2.3)
Distributions to noncontrolling interests	—	—	—	—	—	(3.3)	(3.3)
Dividend payable to noncontrolling interests	—	—	—	—	—	(42.5)	(42.5)
September 30, 2014	$2.9	$2,375.9	$(467.0)	$2,108.2	$(426.4)	$1.5	$3,595.1
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2013 has been derived from the Company’s audited consolidated balance sheet at that date. The Company's results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2014.
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
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Presentation of Unrecognized Tax Benefits. In July 2013, the Financial Accounting Standards Board (FASB) issued accounting guidance requiring entities to present unrecognized tax benefits as a reduction to any related deferred tax assets for net operating losses, similar tax losses or tax credit carryforwards if such settlement is required or expected in the event an uncertain tax position is disallowed. Previously effective U.S. GAAP did not provide explicit guidance on the topic. The new presentation guidance became effective for interim and annual periods beginning after December 15, 2013 (January 1, 2014 for the Company). The adoption of the guidance beginning January 1, 2014 had no material effect on the Company's results of operations, financial condition, cash flows or financial statement presentation.
Accounting Standards Not Yet Implemented
Going Concern. In August 2014, the FASB issued disclosure guidance that requires management to evaluate, at each annual and interim reporting period, whether substantial doubt exists about an entity's ability to continue as a going concern and, if applicable, to provide related disclosures. As outlined by that guidance, substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). The new guidance will be effective for annual reporting periods ending after December 15, 2016 (the year ending December 31, 2016 for the Company) and interim periods thereafter, with early adoption permitted.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition. In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. The standard also requires entities to disclose sufficient qualitative and quantitative information to enable financial statement users to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance will be effective for interim and annual periods beginning after December 15, 2016 (January 1, 2017 for the Company) and the standard allows for either a full retrospective adoption or a modified retrospective adoption. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
Discontinued Operations. In April 2014, the FASB issued accounting guidance that raised the threshold for disposals to qualify as discontinued operations to a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Such a strategic shift may include the disposal of (1) a major geographical area of operations, (2) a major line of business, (3) a major equity method investment or (4) other major parts of an entity. Provided that the major strategic shift criterion is met, the new guidance does allow entities to have significant continuing involvement and continuing cash flows with the discontinued operation, unlike current U.S. GAAP. The new standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The new guidance will apply prospectively to disposals that occur in interim and annual periods beginning on or after December 31, 2014 (January 1, 2015 for the Company), with early adoption permitted for disposals or new classifications of assets as held for sale that have not been reported in previously issued financial statements. The impact to the Company's financial statements will depend on any disposal activity that occurs subsequent to the adoption date.
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
The Company generally does not view short-term declines subsequent to previous impairment assessments in thermal and metallurgical coal prices in the markets in which it sells its products as an indicator of impairment, such as the decline in benchmark pricing for seaborne metallurgical and thermal coal that occurred during the nine months ended September 30, 2014. However, the Company generally does view a sustained trend of adverse changes in coal market pricing (for example, over periods exceeding one year) as an indicator of potential impairment and, because of the volatile and cyclical nature of U.S. and international seaborne coal markets, it is reasonably possible that such prices may not improve or decrease further in the near term, which may result in the need for future adjustments to the carrying value of the Company's long-lived mining assets and mining-related investments. The Company's assets whose recoverability and values are most sensitive to near-term pricing include mines in Australia with comparatively shorter remaining lives and mining-related investments, which assets had an aggregate carrying value of $199.7 million as of September 30, 2014. The Company conducted a review of those assets for recoverability as of September 30, 2014 and determined that no impairment charge was necessary as of that date.
(4)    Discontinued Operations
Discontinued operations include certain former Australian Mining and Midwestern U.S. Mining segment assets that have prematurely ceased production and other previously divested operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Income (loss) from discontinued operations before income taxes	$7.6	$(62.1)	$8.6	$(94.8)
Income tax provision (benefit)	2.6	(19.0)	2.6	(28.3)
Income (loss) from discontinued operations, net of income taxes	$5.0	$(43.1)	$6.0	$(66.5)
There were no significant revenues from discontinued operations during the three and nine months ended September 30, 2014. Total revenues associated with discontinued operations amounted to $38.6 million and $106.3 million during the three and nine months ended September 30, 2013, respectively.
Assets and Liabilities of Discontinued Operations
The carrying amounts of assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Assets:
Other current assets	$1.6	$38.6
Investments and other assets	20.2	47.4
Total assets classified as discontinued operations	$21.8	$86.0

Liabilities:
Accounts payable and accrued expenses	$19.6	$127.8
Other noncurrent liabilities	84.7	90.2
Total liabilities classified as discontinued operations	$104.3	$218.0
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
Wilkie Creek Mine. In December 2013, the Company ceased production and commenced the reclamation of the Wilkie Creek Mine in Queensland, Australia and correspondingly accrued for contractual liabilities and certain other exit costs at that time. The following table summarizes the changes in those liabilities for the nine months ended September 30, 2014:

	Contractual Liabilities	Other Exit Costs	Total
	(Dollars in millions)
Liability balance at December 31, 2013	$33.9	$2.7	$36.6
Change in estimate	(3.4)	(0.2)	(3.6)
Cash payments	(18.2)	(2.4)	(20.6)
Foreign currency loss	0.4	—	0.4
Liability balance at September 30, 2014	$12.7	$0.1	$12.8
In addition to the closure-related liabilities detailed above, the Company's unaudited condensed consolidated balance sheet at September 30, 2014 included $48.0 million of asset retirement obligations related to Wilkie Creek.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, the Company entered into an agreement to sell the Wilkie Creek Mine in exchange for approximately $70 million in cash and the assumption of port and rail obligations and asset retirement obligations, with the closing of the sale subject to certain conditions. In August 2014, the Company terminated that agreement as the potential buyer was unable to meet its obligations for closing. In connection with the termination, the Company recognized a before- and after-tax net gain of $4.6 million and $3.2 million, respectively, comprised of a non-refundable payment made by the potential buyer towards the purchase, partially offset by transaction costs. The net gain on termination was classified in "Income (loss) from discontinued operations, net of income taxes" in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014.
Prior to closure in December 2013, the Wilkie Creek Mine was classified as held for sale. Results from discontinued operations for the three and nine months ended September 30, 2013 reflected before- and after-tax impairment charges of $45.2 million and $32.4 million, respectively, to write the assets of that mine down to estimated fair value. The Company used a market approach in connection with its estimate based on new market information received during the third quarter of 2013 that was considered an unobservable Level 3 input under the fair value hierarchy.
(5)     Investments
Investments in available-for-sale securities at September 30, 2014 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
U.S. corporate bonds	$10.9	$—	$—	$10.9
Noncurrent:
Marketable equity securities	10.9	—	(1.4)	9.5
Federal government securities	29.4	—	—	29.4
U.S. corporate bonds	12.2	—	—	12.2
Total	$63.4	$—	$(1.4)	$62.0
Investments in available-for-sale securities at December 31, 2013 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
Federal government securities	$2.8	$—	$—	$2.8
U.S. corporate bonds	2.4	—	—	2.4
Noncurrent:
Marketable equity securities	10.9	1.3	—	12.2
Federal government securities	28.8	—	(0.1)	28.7
U.S. corporate bonds	20.8	0.1	—	20.9
Total	$65.7	$1.4	$(0.1)	$67.0
The Company's short-term investments are defined as those investments with remaining maturities, at the time of purchase, of greater than three months and up to one year and are included in "Other current assets" in the condensed consolidated balance sheets. Long-term investments are defined as those investments with remaining maturities of greater than one year and are included in "Investments and other assets" in the condensed consolidated balance sheets. The Company’s investments in marketable equity securities consist of an investment in Winsway Enterprises Holdings Limited (Winsway), formally referred to as Winsway Coking Coal Holdings Limited. Those equity securities are included in "Investments and other assets" in the condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contractual maturities for available-for-sale investments in debt securities at September 30, 2014 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale debt securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$10.9	$10.9
Due in one to five years	41.6	41.6
Total	$52.5	$52.5
Proceeds from sales and maturities of debt securities shown in the tables above amounted to $2.7 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $7.7 million and $17.7 million for the nine months ended September 30, 2014 and 2013, respectively. The Company realized net gains of less than $0.1 million during each of the three and nine months ended September 30, 2014 and 2013 associated with those sales and maturities using the specific identification method. Purchases of debt securities shown in the tables above amounted to $1.8 million and $0.2 million for the three months ended September 30, 2014, and 2013, respectively, and $6.0 million and $9.9 million for the nine months ended September 30, 2014 and 2013, respectively.
The Company also recognized proceeds of $4.8 million from the maturity of time deposits denominated in Chinese Renminbi during the nine months ended September 30, 2013. The Company did not have any held-to-maturity investments as of September 30, 2014 or December 31, 2013.
At each reporting date, the Company performs separate evaluations of debt and equity securities to determine if any unrealized losses are other-than-temporary. After evaluating the length of time market value has been less than cost and the financial conditions and near-term prospects of Winsway, the Company deemed the unrealized loss incurred during the three and nine months ended September 30, 2014 associated with its investment in Winsway equity securities to be temporary and the change during the period to be generally consistent with the trend of equity securities across the coal mining industry. The Company has the ability to hold the securities until recovery and has no current intention to divest the securities. Accordingly, the Company did not recognize other-than-temporary losses on its investments during the three and nine months ended September 30, 2014. The Company recognized an other-than-temporary asset impairment charge of $21.5 million during the nine months ended September 30, 2013, which was triggered by a second quarter 2013 downgrade of Winsway's credit rating and the duration and severity of the market losses incurred at that time, thereby resetting the cost basis of the Company's investment.
(6)     Inventories
Inventories as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Materials and supplies	$158.8	$166.8
Raw coal	120.3	122.6
Saleable coal	211.8	217.3
Total	$490.9	$506.7
Materials and supplies inventories presented above have been shown net of reserves of $5.4 million and $7.4 million as of September 30, 2014 and December 31, 2013, respectively.

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
Diesel Fuel Hedges. The Company is exposed to commodity price risk associated with diesel fuel utilized in production in the U.S. and Australia. This risk is managed through the use of derivatives, primarily swaps, and to a lesser extent through the use of cost pass-through contracts. The Company generally designates the swap contracts as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted diesel fuel purchases.
Explosives Hedges. The Company is also exposed to commodity price risk associated with explosives utilized in production in the U.S. and Australia. From time to time, this risk is managed through the use of derivatives, primarily swaps. This risk is also managed through the use of cost pass-through contracts. When swap contracts are used, the Company generally designates those contracts as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted explosives purchases. As of September 30, 2014, the Company had no swaps in place associated with explosives hedges.
Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against adverse changes in the fair value of the fixed rate debt that results from market interest rate changes. In addition, from time to time, interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of September 30, 2014, the Company had no interest rate swaps in place.
Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at September 30, 2014:

	Notional Amount by Year of Maturity
	Total	2014	2015	2016	2017
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$3,597.4	$406.3	$1,661.1	$1,007.0	$523.0
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	181.9	25.6	85.5	53.3	17.5

	Instrument Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value of Net Liability
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$3,597.4	$—	$—	$(315.0)
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	181.9	—	—	(28.7)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the net fair value of the Company’s non-coal trading commodity contract hedge positions held in “Accumulated other comprehensive loss” at September 30, 2014, the Company expects to reclassify an unrealized net loss associated with the Company's diesel fuel hedge programs of approximately $20 million from comprehensive income into earnings over the next 12 months. Based on net unrealized losses associated with the Company's foreign currency hedge contract portfolio, as partially offset by unrecognized realized gains related to foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012 held in "Accumulated other comprehensive loss" at September 30, 2014, the net loss expected to be reclassified from comprehensive income to earnings over the next twelve months associated with that hedge program is approximately $130 million. As these realized and unrealized gains and losses are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings are expected to partially offset the effect of any changes in the hedged exposure related to the underlying transactions, when realized.
Hedge Ineffectiveness. The Company assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging activities are highly effective at offsetting the changes in the anticipated cash flows of the hedged item. The effective portion of the change in the fair value is recorded in “Accumulated other comprehensive loss” until the hedged transaction impacts reported earnings, at which time any gain or loss is reclassified to earnings. To the extent that periodic changes in the fair value of derivatives deemed highly effective exceed such changes in the hedged item, the ineffective portion of the periodic non-cash changes are recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes changes in the fair value of the instrument in earnings in the period of the change.
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
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-coal trading hedges during the three and nine months ended September 30, 2014 and 2013:

		Three Months Ended September 30, 2014
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	(Loss) gain reclassified from other comprehensive income into income (effective portion) (1)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(47.3)	$(1.0)	$(1.8)
Foreign currency forward contracts	Operating costs and expenses	—	(227.7)	9.6	—
Total		$—	$(275.0)	$8.6	$(1.8)

		Three Months Ended September 30, 2013
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$15.8	$4.3	$0.2
Foreign currency forward contracts	Operating costs and expenses	—	51.7	9.9	—
Total		$—	$67.5	$14.2	$0.2

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $31.9 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Nine Months Ended September 30, 2014
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	(Loss) gain recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion) (1)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(38.1)	$(3.3)	$(1.0)
Foreign currency forward contracts	Operating costs and expenses	—	48.7	(2.9)	—
Total		$—	$10.6	$(6.2)	$(1.0)

		Nine Months Ended September 30, 2013
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Gain reclassified from other comprehensive income into income (effective portion)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(3.3)	$11.5	$0.5
Foreign currency forward contracts	Operating costs and expenses	—	(402.2)	157.1	—
Total		$—	$(405.5)	$168.6	$0.5

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $106.7 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

Cash Flow Presentation. The Company classifies the cash effects of its non-coal trading derivatives within the "Cash Flows From Operating Activities" section of the unaudited condensed consolidated statements of cash flows during the period of settlement for those instruments.
Offsetting and Balance Sheet Presentation
The Company's non-coal trading derivative financial instruments are transacted in over-the-counter (OTC) markets with financial institutions under International Swaps and Derivatives Association (ISDA) Master Agreements. Those agreements contain symmetrical default provisions which allow for the net settlement of amounts owed by either counterparty in the event of default or contract termination. The Company offsets its non-coal trading asset and liability derivative positions on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Other current assets,” “Investments and other assets,” “Accounts payable and accrued expenses” and “Other noncurrent liabilities." Though the symmetrical default provisions associated with the Company's non-coal trading derivatives exist at the overall counterparty level across its foreign currency and diesel fuel hedging strategy derivative contract portfolios, it is the Company's accounting policy to apply counterparty offsetting separately within those derivative contract portfolios for presentation in the condensed consolidated balance sheets because that application is more consistent with the fact that the Company generally net settles its non-coal trading derivatives with each counterparty by derivative contract portfolio on a routine basis.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The classification and amount of non-coal trading derivative financial instruments presented on a gross and net basis as of September 30, 2014 and December 31, 2013 are presented in the tables that follow.

	Fair Value of Assets as of September 30, 2014
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
	(Dollars in millions)
Current Assets:
Foreign currency forward contracts	$0.1	$(0.1)	$—
Total	$0.1	$(0.1)	$—

Noncurrent Assets:
Commodity swap contracts	$0.1	$(0.1)	$—
Total	$0.1	$(0.1)	$—

	Fair Value of Liabilities as of September 30, 2014
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
	(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$19.9	$—	$19.9
Foreign currency forward contracts	173.7	—	173.7
Total	$193.6	$—	$193.6

Noncurrent Liabilities:
Commodity swap contracts	$8.9	$(0.1)	$8.8
Foreign currency forward contracts	141.4	(0.1)	141.3
Total	$150.3	$(0.2)	$150.1

	Fair Value of Assets as of December 31, 2013
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet	Derivatives Not Offset in the Condensed Consolidated Balance Sheet (1)	Net Amount
	(Dollars in millions)
Current Assets:
Commodity swap contracts	$8.7	$(2.3)	$6.4	n.a.	n.a.
Foreign currency forward contracts	—	—	—	n.a.	n.a.
Total	$8.7	$(2.3)	$6.4	$(5.0)	$1.4

Noncurrent Assets:
Commodity swap contracts	$2.8	$(0.9)	$1.9	n.a.	n.a.
Foreign currency forward contracts	0.2	(0.2)	—	n.a.	n.a.
Total	$3.0	$(1.1)	$1.9	$(1.3)	$0.6

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default. Such adjustments were not applicable as of September 30, 2014 due to the consistent net liability position with common counterparties across the Company's foreign currency and diesel fuel hedging strategy derivative contract portfolios as of that date.

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

(1)
Adjustments relate to the further netting of derivative contracts with a common counterparty across the Company's foreign currency, diesel fuel and explosives hedging strategy derivative contract portfolios that would be contractually enforceable in the event of default. Such adjustments were not applicable as of September 30, 2014 due to the consistent net liability position with common counterparties across the Company's foreign currency and diesel fuel hedging strategy derivative contract portfolios as of that date.

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
Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$27.1	$34.9	$—	$62.0
Commodity swaps and options	—	(28.7)	—	(28.7)
Foreign currency cash flow hedge contracts	—	(315.0)	—	(315.0)
Total net financial assets (liabilities)	$27.1	$(308.8)	$—	$(281.7)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$28.8	$38.2	$—	$67.0
Commodity swaps and options	—	5.1	—	5.1
Foreign currency cash flow hedge contracts	—	(473.3)	—	(473.3)
Total net financial assets (liabilities)	$28.8	$(430.0)	$—	$(401.2)

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
The Company did not have any transfers between levels during the three and nine months ended September 30, 2014 or 2013 for its non-coal trading positions. The Company’s policy is to value transfers between levels using the beginning of period valuation.
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2014 and December 31, 2013:

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

The carrying amounts and estimated fair values of the Company’s long-term debt are summarized as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$5,991.1	$5,720.8	$6,002.4	$6,167.5
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading revenues recognized during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trading Revenues by Type of Instrument	2014	2013	2014	2013
	(Dollars in millions)
Commodity futures, swaps and options	$10.7	$59.3	$69.0	$145.2
Physical commodity purchase/sale contracts	4.3	(27.2)	(22.7)	(90.6)
Total trading revenues	$15.0	$32.1	$46.3	$54.6
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
The gross fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset of $45.8 million and $62.9 million as of September 30, 2014 and December 31, 2013, respectively. Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive loss” at September 30, 2014, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $40 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the effect of the realized underlying transactions in the unaudited condensed consolidated statements of operations.
Forecasted Transactions No Longer Probable. During the nine months ended September 30, 2014, the Company reclassified gains of $2.0 million out of “Accumulated other comprehensive loss” to earnings as the underlying forecasted transactions were deemed no longer probable of occurring within an acceptable proximity to the timing contemplated at hedge designation.

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
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of September 30, 2014 and December 31, 2013 is set forth below:

Affected line item in the condensed consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation margin (held) posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of September 30, 2014
Assets from coal trading activities, net	$381.5	$(296.4)	$(32.4)	$52.7
Liabilities from coal trading activities, net	(320.1)	296.4	1.3	(22.4)
Total, Net	$61.4	$—	$(31.1)	$30.3

	Fair Value as of December 31, 2013
Assets from coal trading activities, net	$418.8	$(324.7)	$(58.0)	$36.1
Liabilities from coal trading activities, net	(332.7)	324.7	1.9	(6.1)
Total, Net	$86.1	$—	$(56.1)	$30.0

(1)	Approximately $8 million and $42 million of the net variation margin held at September 30, 2014 and December 31, 2013, respectively, related to cash flow hedges.
See Note 7. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s non-coal trading activities.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$—	$35.2	$—	$35.2
Physical commodity purchase/sale contracts	—	(7.2)	2.3	(4.9)
Total net financial assets	$—	$28.0	$2.3	$30.3

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$—	$26.4	$—	$26.4
Physical commodity purchase/sale contracts	—	1.5	2.1	3.6
Total net financial assets	$—	$27.9	$2.1	$30.0
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
The following table summarizes the quantitative unobservable inputs utilized in the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of September 30, 2014:

	Range		Weighted
Input	Low	High	Average
Quality adjustments	1%	9%	7%
Location differentials	18%	66%	29%

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Beginning of period	$2.6	$1.3	$2.1	$5.2
Total net gains (losses) realized/unrealized:
Included in earnings	2.0	(2.7)	5.3	(7.1)
Settlements	(2.3)	1.8	(5.1)	2.3
End of period	$2.3	$0.4	$2.3	$0.4
The following table summarizes the changes in net unrealized gains (losses) relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Changes in net unrealized gains (losses) (1)	$1.1	$(3.0)	$1.6	$(2.9)

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

The Company did not have any significant transfers in its coal trading positions between Level 1 and Level 2 during the three and nine months ended September 30, 2014 or 2013. There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2014 or 2013. The Company’s policy is to value transfers between levels using the beginning of period valuation.
As of September 30, 2014, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Percentage of
Year of Expiration	Portfolio Total
2014	25%
2015	56%
2016	14%
2017	3%
2018	2%
100%

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit and Nonperformance Risk. The fair value of the Company’s coal derivative assets and liabilities reflects adjustments for credit risk. The Company’s exposure is substantially with electric utilities, energy marketers and steel producers. The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to regularly monitor the credit extended. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. Also, when appropriate (as determined by its credit management function), the Company has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral (margin), requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of a failure to pay or perform. To reduce its credit exposure related to trading and brokerage activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties and, to the extent required, the Company will post or receive margin amounts associated with exchange-cleared and certain OTC positions. The Company also continually monitors counterparty and contract nonperformance risk, if present, on a case-by-case basis.
At September 30, 2014, 84% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties, while 3% was with non-investment grade counterparties and 13% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at September 30, 2014 and December 31, 2013, would have amounted to collateral postings to counterparties of approximately $21 million and $7 million, respectively. As of September 30, 2014 and December 31, 2013, no collateral was posted to counterparties for such positions.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level, as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. In recent months, each of the three major credit rating agencies downgraded the Company's corporate credit rating by one notch. The Company was not required to post additional collateral as a result of those downgrades. Even if a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties would have been zero at September 30, 2014 and December 31, 2013 based on the aggregate fair value of all derivative trading instruments with such features. Accordingly, the Company had posted no margin related to such features as of September 30, 2014 or December 31, 2013.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At September 30, 2014 and December 31, 2013, the Company held net variation margin of $31.1 million and $56.1 million, respectively.
In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of September 30, 2014 and December 31, 2013, the Company had posted initial margin of $16.1 million and $19.6 million, respectively, which was reflected in “Other current assets” in the condensed consolidated balance sheets. The Company also had posted $0.1 million and $1.0 million of margin in excess of the exchange-required variation and initial margin discussed above as of September 30, 2014 and December 31, 2013, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)     Financing Receivables
The Company's total financing receivables as of September 30, 2014 and December 31, 2013 consisted of the following:

Balance Sheet Classification	September 30, 2014	December 31, 2013
	(Dollars in millions)
Accounts receivable, net	$—	$0.1
Investments and other assets	358.3	351.7
Total financing receivables	$358.3	$351.8
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables outstanding as of September 30, 2014.
Codrilla Mine Project. In 2011, a wholly owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of a portion of its 85% interest in the Codrilla Mine Project to the other participants of the Coppabella Moorvale Joint Venture, afterward retaining 73.3% ownership.The final outstanding installment payment of 40% of the sale price is due upon the earlier of the mine's first coal shipment or a specified date. The sales agreement was amended in the second quarter of 2013 to delay the specified date from March 31, 2015 to June 30, 2016, resulting in an adjustment to the discounted value of the note receivable in the amount of $1.6 million. This adjustment was recorded as a reduction to "Interest income" in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013. There are currently no indications of impairment on the remaining installment and the Company expects to receive full payment upon the earlier of the mine's first shipment or June 30, 2016. The remaining balance associated with these receivables was recorded in "Investments and other assets" in the condensed consolidated balance sheets, which balance totaled $29.1 million and $28.5 million at September 30, 2014 and December 31, 2013, respectively.
Middlemount Mine. The Company periodically makes loans to the Middlemount Mine joint venture (Middlemount), in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. Middlemount is required to pay down the loans as excess cash is generated pursuant to its shareholders’ agreement. The loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5% and expire on December 24, 2015. Based on the expected timing of repayment of these loans, which is projected to extend beyond the stated expiration date, the Company considers these loans to be of a long-term nature. As a result, the foreign currency impact related to the shareholder loans is included in foreign currency translation adjustment in the condensed consolidated balance sheets and the unaudited condensed consolidated statements of comprehensive income. As a result of the expected timing of interest repayments, interest income on these loans is recognized when cash is received. The Company recognized interest income related to these loans of $1.1 million and $1.5 million during the three months ended September 30, 2014 and 2013, respectively, and $3.7 million and $4.9 million during the nine months ended September 30, 2014 and 2013, respectively. Interest income under a full accrual basis would have resulted in additional interest income of $1.7 million and $1.5 million during the three months ended September 30, 2014 and 2013, respectively, and $4.8 million during each of the nine months ended September 30, 2014 and 2013. The carrying value of these loans of $329.2 million and $323.2 million was reflected in "Investments and other assets" in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.
Other Financing Receivables. From time to time, the Company may enter into transactions resulting in accounts or notes receivable held by the Company, which have been reflected in "Accounts receivable, net." These notes are generally short term in nature with positive historical collection experience and do not represent a material credit risk to the Company.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Land and coal interests	$11,036.4	$11,024.1
Buildings and improvements	1,591.7	1,525.4
Machinery and equipment	2,644.7	2,777.5
Less: Accumulated depreciation, depletion and amortization	(4,621.7)	(4,244.5)
Total, net	$10,651.1	$11,082.5
(11)  Income Taxes
The Company's income tax provision of $79.4 million and income tax benefit of $18.6 million for the three months ended September 30, 2014 and 2013, respectively, include remeasurement benefits related to foreign tax accounts of $1.2 million and $2.6 million, respectively. The Company's income tax provision of $30.9 million and income tax benefit of $199.6 million for the nine months ended September 30, 2014 and 2013, respectively, include remeasurement benefits related to foreign tax accounts of $3.9 million and $38.1 million, respectively. The Company's 2014 effective tax rate before remeasurement is based on the Company's estimated full year effective tax rate, which is comprised of the expected statutory tax expense offset by reductions from percentage depletion and foreign rate differential.
The Company wrote-off deferred tax assets of $70.1 million during the three months ended September 30, 2014 related to the repeal of the Australian Minerals and Resource Rent Tax, including $54.0 million of related royalty allowance credits recognized during the first half of the year. The Company also recorded a valuation allowance on certain Australian deferred tax assets not considered more likely than not to be realized amounting to $80.6 million and $252.2 million during the three and nine months ended September 30, 2014, respectively. The Company released a portion of its valuation allowance on U.S. capital loss carryforwards amounting to $25.5 million during the nine months ended September 30, 2013 due to a change in expected realization upon the sale of non-strategic U.S. coal reserves and surface lands.
During the three and nine months ended September 30, 2014, the Company decreased its net unrecognized tax benefits, interest and penalties by $70.7 million and $119.1 million, respectively, due to amended returns filed and finalization of Australian Tax Office audits on the 2004 through 2012 tax years. During the nine months ended September 30, 2014, the U.S. Internal Revenue Service added the 2011 through 2013 tax years to an in-process 2009 through 2010 audit due to amended returns filed for capital and net operating loss carrybacks. The Company believes that during the next twelve months it is reasonably possible it will recognize a $23.6 million decrease in its net unrecognized tax benefits due to potential audit settlements.
(12)     Long-term Debt
The Company’s total indebtedness as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
2013 Term Loan Facility due September 2020	$1,177.7	$1,185.4
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
7.875% Senior Notes due November 2026	247.6	247.5
Convertible Junior Subordinated Debentures due December 2066	381.7	379.7
Capital lease obligations	24.3	30.5
Other	1.4	0.9
Total long-term debt	$5,991.1	$6,002.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts of the Convertible Junior Subordinated Debentures due December 2066 (the Debentures), the 2013 Term Loan Facility due September 2020 and the 7.875% Senior Notes due December 2026 have been presented above net of the respective unamortized original issue discounts.
Other than as described in the following section, there were no significant changes to the Company's long-term debt subsequent to December 31, 2013. Information regarding the Company's long-term debt is outlined in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
Holders of the Debentures that validly consented to the amendments received a consent fee of $15.00 per $1,000 principal amount of the Debentures. The Company paid aggregate consent fees of $10.1 million in June 2014 in connection with the Debentures consent solicitation, which will be amortized over the remaining term of the Debentures. Additionally, the Company incurred $1.6 million in fees to third parties related to the consent solicitation and supplemental indenture, which were classified in "Interest expense" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2014.
2013 Credit Facility
On September 24, 2013, the Company entered into a secured credit agreement (the 2013 Credit Facility), which provided for a $1.65 billion revolving credit facility and a $1.20 billion term loan facility (the 2013 Term Loan Facility). Proceeds from the 2013 Term Loan Facility were used primarily to pay off the Company’s then-outstanding term loan borrowings under the Company’s unsecured credit agreements dated June 18, 2010 and October 28, 2011 (as amended). The Company recognized expense of $11.5 million on the write-off of previously deferred financing costs related to those facilities, which was classified in "Interest expense" in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013.
Voluntary Debt Prepayments and Repurchases
During the nine months ended September 30, 2013, prior to the execution of the 2013 Credit Facility, the Company voluntarily prepaid $167.0 million in aggregate principal amount of its previous term loan facilities with existing cash on hand. The Company also repurchased $32.4 million of certain Australian private placement bonds with existing cash on hand during that period. In connection with the foregoing, the Company recognized an aggregate loss on debt extinguishment of $5.4 million during the nine months ended September 30, 2013, which was classified in "Interest expense" in the unaudited condensed consolidated statement of operations for that period.
During the nine months ended September 30, 2014, the Company made no debt payments in excess of scheduled maturities.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Pension and Postretirement Benefit Costs
Net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Service cost for benefits earned	$0.6	$0.6	$1.6	$1.7
Interest cost on projected benefit obligation	11.3	10.6	34.0	31.7
Expected return on plan assets	(13.6)	(14.9)	(40.7)	(44.6)
Amortization of prior service cost and net actuarial loss	7.9	16.6	23.6	49.9
Net periodic pension cost	$6.2	$12.9	$18.5	$38.7
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). The Company currently expects its qualified plans to be at or above the Pension Protection Act thresholds and will therefore avoid benefit restrictions and at-risk penalties for 2014. During the three and nine months ended September 30, 2014, the Company contributed $1.5 million and $3.9 million, respectively, to its qualified and non-qualified pension plans. On August 8, 2014, the Highway and Transportation Funding Act of 2014 (HATFA) was signed into law, which extends pension funding stabilization provisions that were part of the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) passed on July 6, 2012. Under HATFA, the pension funding stabilization provisions temporarily increased the interest rates used to determine pension liabilities for purposes of minimum funding requirements through 2017. Similar to MAP-21, HATFA is not expected to change the Company's total required cash contributions over the long term, but is expected to reduce the Company's required cash contributions through 2017 if current interest rate levels persist. Based upon revised minimum funding requirements in accordance with HATFA, the Company expects to contribute $1.0 million to its qualified plans for the remainder of 2014. Accordingly, the Company’s 2014 contribution requirements for its qualified plans and benefit payments for its non-qualified plans are estimated to be approximately $5.0 million, a reduction from previous 2014 estimates of $13.0 million.
Net periodic postretirement benefit cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Service cost for benefits earned	$3.1	$4.0	$9.2	$11.8
Interest cost on accumulated postretirement benefit obligation	9.1	10.5	27.3	31.4
Amortization of prior service cost and net actuarial loss	3.9	5.6	11.8	16.8
Special termination benefits	—	(0.6)	—	0.9
Net periodic postretirement benefit cost	$16.1	$19.5	$48.3	$60.9
During the nine months ended September 30, 2014, the Company increased its accumulated postretirement benefit obligation (included in “Accrued postretirement benefit costs”) by $27.6 million, with an offsetting pre-tax prior service cost adjustment recorded directly to “Accumulated other comprehensive loss.” The adjustment was a result of a plan change effective April 1, 2014 for certain plan participants' benefits no longer funded through a Medicare Advantage Program. The plan change will not affect participant benefits, although it is expected to increase future employer contributions, including an additional $2.0 million of Company contributions for the year ending December 31, 2014.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Accumulated Other Comprehensive Loss
The following table below sets forth the after-tax components of accumulated other comprehensive loss and changes thereto recorded during the nine months ended September 30, 2014:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Available-For-Sale Securities	Total Accumulated Other Comprehensive (Loss) Income
	(Dollars in millions)
December 31, 2013	$(70.5)	$(205.8)	$12.0	$(155.7)	$0.8	$(419.2)
Net change in fair value	—	—	—	3.5	(1.7)	1.8
Reclassification from other comprehensive income to earnings	—	19.1	1.3	(1.6)	—	18.8
Current period change	(10.4)	—	(17.4)	—	—	(27.8)
September 30, 2014	$(80.9)	$(186.7)	$(4.1)	$(153.8)	$(0.9)	$(426.4)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the three months ended September 30, 2014 and 2013:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive income (loss) components	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Affected line item in the condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(3.6)	$(6.0)	Operating costs and expenses
Defined benefit pension plans	(6.2)	(13.6)	Operating costs and expenses
Defined benefit pension plans	(1.3)	(2.8)	Selling and administrative expenses
Insignificant items	1.0	(0.3)
	(10.1)	(22.7)	Total before income taxes
	3.7	8.4	Income tax benefit
	$(6.4)	$(14.3)	Total after income taxes

Prior service cost associated with postretirement plans:
Postretirement health care and life insurance benefits	$(0.3)	$0.4	Operating costs and expenses
Defined benefit pension plans	(0.4)	(0.2)	Operating costs and expenses
	(0.7)	0.2	Total before income taxes
	0.3	(0.1)	Income tax benefit (provision)
	$(0.4)	$0.1	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$9.6	$9.9	Operating costs and expenses
Fuel and explosives commodity swaps	(2.8)	4.5	Operating costs and expenses
Coal trading commodity futures, swaps and options	(11.4)	37.8	Other revenues
Insignificant items	(0.1)	(0.2)
	(4.7)	52.0	Total before income taxes
	1.3	(17.2)	Income tax benefit (provision)
	$(3.4)	$34.8	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the nine months ended September 30, 2014 and 2013:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive income (loss) components	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Affected line item in the condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(10.8)	$(18.0)	Operating costs and expenses
Defined benefit pension plans	(18.6)	(40.8)	Operating costs and expenses
Defined benefit pension plans	(4.0)	(8.4)	Selling and administrative expenses
Insignificant items	3.0	(0.9)
	(30.4)	(68.1)	Total before income taxes
	11.3	25.2	Income tax benefit
	$(19.1)	$(42.9)	Total after income taxes

Prior service cost associated with postretirement plans:
Postretirement health care and life insurance benefits	$(1.0)	$1.2	Operating costs and expenses
Defined benefit pension plans	(1.0)	(0.7)	Operating costs and expenses
	(2.0)	0.5	Total before income taxes
	0.7	(0.2)	Income tax benefit (provision)
	$(1.3)	$0.3	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$(2.9)	$157.1	Operating costs and expenses
Fuel and explosives commodity swaps	(4.3)	12.0	Operating costs and expenses
Coal trading commodity futures, swaps and options	9.4	88.8	Other revenues
Insignificant items	(0.2)	(0.5)
	2.0	257.4	Total before income taxes
	(0.4)	(81.9)	Income tax provision
	$1.6	$175.5	Total after income taxes

Available-for-sale securities:
Debt securities	$—	$0.1	Interest income
Equity securities	—	(21.5)	Asset impairment
	—	(21.4)	Total before income taxes
	—	8.1	Income tax benefit
	$—	$(13.3)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Resource Management and Other Commercial Events
Coal Supply Agreement
During April 2014, the Company finalized pricing under a sales agreement for one of its Western U.S. Mining segment customers. As a result of that agreement, the Company recognized additional contract revenue and sales-related expenses totaling $33.5 million and $6.4 million, respectively, during the nine months ended September 30, 2014 and will continue to realize higher prices for coal supplied pursuant to that agreement in 2014.
Divestitures
In January 2014, the Company sold a non-strategic exploration tenement asset in Australia in exchange for cash proceeds of $62.6 million.  The Company had previously recorded an impairment charge in December 2013 to write down the carrying value of that asset to its fair value. Accordingly, there was no gain or loss recognized on the disposal during the nine months ended September 30, 2014.
In June 2013, the Company sold non-strategic coal reserves and surface lands located in Kentucky in exchange for cash proceeds of $35.0 million and short-term notes receivable totaling $35.0 million, which notes were subsequently collected in December 2013. The Company recognized a gain on sale of $40.3 million related to the transaction, which was classified in "Net gain on disposal or exchange of assets" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2013.
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
The computation of diluted EPS also excluded aggregate stock options and restricted stock awards of approximately 3.1 million and 3.3 million for the three months ended September 30, 2014 and 2013, respectively, and 3.2 million and 3.3 million for the nine months ended September 30, 2014 and 2013, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except per share data)
EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(154.0)	$24.0	$(270.3)	$115.1
Less: Net income attributable to noncontrolling interests	1.6	7.0	8.1	7.8
(Loss) income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	(155.6)	17.0	(278.4)	107.3
Less: Earnings allocated to participating securities	0.3	0.2	0.8	0.6
(Loss) income from continuing operations attributable to common stockholders, after allocation of earnings to participating securities	(155.9)	16.8	(279.2)	106.7
Income (loss) from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	5.0	(43.1)	6.0	(66.5)
Net (loss) income attributable to common stockholders, after earnings allocated to participating securities	$(150.9)	$(26.3)	$(273.2)	$40.2

EPS denominator:
Weighted average shares outstanding — basic	268.2	267.2	268.0	267.0
Impact of dilutive securities	—	0.5	—	0.5
Weighted average shares outstanding — diluted	268.2	267.7	268.0	267.5

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.58)	$0.06	$(1.04)	$0.40
Income (loss) from discontinued operations	0.02	(0.16)	0.02	(0.25)
Net (loss) income attributable to common stockholders	$(0.56)	$(0.10)	$(1.02)	$0.15

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.58)	$0.06	$(1.04)	$0.40
Income (loss) from discontinued operations	0.02	(0.16)	0.02	(0.25)
Net (loss) income attributable to common stockholders	$(0.56)	$(0.10)	$(1.02)	$0.15
(17) Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees
In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, virtually no claims have been made against these financial instruments. As of November 6, 2014, management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk
As of September 30, 2014, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other (1)	Total
	(Dollars in millions)
Self bonding	$1,374.3	$—	$—	$—	$1,374.3
Surety bonds	326.2	104.4	98.1	10.6	539.3
Bank guarantees	285.4	—	—	121.0	406.4
Letters of credit	17.6	—	34.1	85.6	137.3
	$2,003.5	$104.4	$132.2	$217.2	$2,457.3

(1)
Other includes the $79.7 million in letters of credit related to Dominion Terminal Associates and TXU Europe Limited described below and an additional $137.5 million in bank guarantees, letters of credit and surety bonds related to collateral for road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of September 30, 2014, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of September 30, 2014. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
As of September 30, 2014, one of the Company's wholly-owned captive insurance subsidiaries was party to a letter of credit arrangement for $22.5 million in relation to certain of its workers' compensation and other insurance-related obligations whereby that subsidiary has pledged $32.1 million of its investments in debt securities as collateral.  This arrangement reduces the letters of credit drawn on the Company's 2013 Credit Facility and effectively lowers the fees associated with the related letters of credit.
Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly owned, bankruptcy-remote subsidiary (Seller). At September 30, 2014, the Company had $247.4 million remaining capacity available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes trade receivables of most of the Company's U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the revolving credit facility portion of the Company’s Credit Facility, effectively managing its overall borrowing costs and providing an additional source of working capital. The securitization program will expire in April 2016.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the nine months ended September 30, 2014, the Company received total consideration of $3,196.8 million related to accounts receivable sold under the securitization program, including $2,064.8 million of cash up front from the sale of the receivables, an additional $918.0 million of cash upon the collection of the underlying receivables and $214.0 million that had not been collected at September 30, 2014 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $25.0 million and $100.0 million at September 30, 2014 and December 31, 2013, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.4 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million for each of the nine months ended September 30, 2014 and 2013, respectively.
Patriot Bankruptcy Reorganization
As part of the definitive settlement agreement reached in 2013 with Patriot and the UMWA, which agreement is discussed in Note 18. "Commitments and Contingencies," the Company has provided $135.7 million of credit support to Patriot. Approximately $100 million of this credit support ends in 2018.  As of September 30, 2014, $81.4 million of this credit support took the form of surety bonds issued for the benefit of Patriot beneficiaries; $31.9 million of this credit support took the form of corporate guarantees to Patriot beneficiaries; and $22.4 million of this credit support took the form of letters of credit issued for the benefit of Patriot beneficiaries. Those surety bonds and letters of credit are included in the financial instruments with off-balance sheet risk table presented in this note, while the corporate guarantees are not. A total of $50.7 million of the credit support (all in the form of surety bonds) relates to Patriot’s Coal Act obligations that the Company agreed to fund at the time of the Patriot spin-off pursuant to the Coal Act Liabilities Assumption Agreement and to Patriot’s Federal Black Lung obligations.
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
Other
Included in "Other noncurrent liabilities" in the Company's condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 is a liability of $45.6 million related to reclamation, bonding and mine closure commitments provided on behalf of a third-party coal producer associated with a 2007 purchase of coal reserves and surface lands in the Illinois Basin.
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
(18) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2014, purchase commitments for capital expenditures were $75.3 million, all of which are obligated within the next 12 months.
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
Sumiseki Materials Co. Ltd. In 2010, Sumiseki Materials Co. Ltd. (Sumiseki), the Class B shareholder (noncontrolling interest holder) in Wambo Coal Pty Ltd (Wambo), an Australian subsidiary of the Company, filed a lawsuit against Wambo in the Supreme Court of New South Wales, Australia, alleging that it was entitled to certain dividends from Wambo (subject to limited exceptions) and requested payment of those dividends for periods from 2009 to 2012. In March 2013, the Supreme Court ruled Sumiseki was entitled to the disputed dividends (subject to limited exceptions). In May 2013, the Supreme Court issued finalized orders, which included the amounts due for the disputed dividends including interest. Wambo appealed the Supreme Court's decision to the New South Wales Court of Appeal and obtained a stay of the Supreme Court judgment. In accordance with the terms of the stay, Wambo posted security with the court in an interest-bearing trust account jointly operated by the parties.
On September 17, 2014, the Court of Appeal upheld the Supreme Court's ruling (with a minor exception), finding Sumiseki is entitled to the disputed dividends plus interest and costs. In its ruling, the Court of Appeal noted that while payment of dividends is usually a matter for a company's directors, the Class B dividend is a mandatory dividend, regardless of any decision by the directors, and that the amount of the dividend is based on a percentage of the company's net profit, unless there is a legal prohibition that precludes the dividend being paid. Wambo has filed an application for leave to appeal the ruling to the High Court of Australia.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the results of the Court of Appeals proceedings, the Company reclassified the security posted with the court and the amount of dividends payable from "Cash and cash equivalents" and "Noncontrolling interests," respectively, as presented in the condensed consolidated balance sheet as of December 31, 2013, to "Other current assets" and "Accounts payable and accrued expenses," respectively, in the unaudited condensed consolidated balance sheet as of September 30, 2014. Amounts recorded include $42.5 million related to the dividends payable and $10.0 million of related accrued interest in "Accounts payable and accrued expenses" in the unaudited condensed consolidated balance sheet as of September 30, 2014. The Company reflected the portion of the reclassified security posted with the court related to dividends within the "Cash Flows From Financing Activities" section of the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2014.
Eagle Mining, LLC Arbitration.  On May 3, 2013, Eagle Mining, LLC (Eagle) filed an arbitration demand against a Company subsidiary under a contract mining agreement, asserting various claims for damages.   An arbitration hearing was held in January 2014 before a single arbitrator.  On March 18, 2014, the arbitrator awarded Eagle damages on some of its claims in the total amount of $23.4 million.  In December 2013, prior to the arbitration hearing, the Company subsidiary established a reserve in the amount of $7.8 million, which amount represented the low end of the Company's previous estimated range of loss associated with the matter. The difference between the Company’s reserve amount and the amount of the award was primarily due to damages that were awarded on one of the claims at the high end of the Company’s previous estimated range of loss, and that were awarded on another claim for which the Company initially determined the probability of loss to be remote.  As a result of the damages awarded to Eagle in arbitration, the Company recorded an additional charge of $15.6 million in "Operating costs and expenses" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2014. On April 18, 2014, the Company subsidiary filed a petition to partially vacate and modify the arbitration award in the United States District Court for the Southern District of West Virginia, Charleston Division.
Contract Pricing Arbitration. The Company is engaged in an arbitration process with one of its U.S. customers related to the negotiated price of coal delivered pursuant to a long-term coal supply agreement. Through September 30, 2014, the Company had shipped 3.6 million tons subject to pricing in accordance with the outcome of the arbitration, with the disputed sum representing approximately 35% of the total amount that was invoiced and collected upon based on contract prices in effect in 2013. As of September 30, 2014, the Company had provided an accrual in its unaudited condensed consolidated balance sheet representing the Company’s best estimate of the associated exposure. The final pricing and ultimate impact, if any, is subject to resolution of the arbitration, which is expected in January 2015.
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
Gulf Power Company. On June 22, 2006, Gulf Power Company (Gulf Power) filed a breach of contract lawsuit against a Company subsidiary in the U.S. District Court, Northern District of Florida, contesting the force majeure declaration by the Company's subsidiary under a coal supply agreement with Gulf Power and seeking damages for alleged past and future tonnage shortfalls of nearly five million tons under the agreement, which expired in 2007. After the proceedings, the District Court awarded Gulf Power damages of $20.6 million for its 2007 cover coal purchases and prejudgment interest of $6.9 million plus post-judgment interest. The Company's subsidiary and Gulf Power both appealed and, in June 2013, the U.S. Court of Appeals for the Eleventh Circuit issued its order affirming the District Court's judgment in all respects. The Company subsidiary and Gulf Power agreed not to seek judicial review of the Eleventh Circuit's order, and the Company subsidiary paid the judgment during the third quarter of 2013. In connection with the order, the Company recorded a charge for the judgment amount of $20.6 million in "Operating costs and expenses" and $6.9 million in "Interest expense" in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013.
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
Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $70.3 million as of September 30, 2014 and $63.8 million as of December 31, 2013, of which $29.6 million and $18.3 million was reflected as a current liability, respectively, in the condensed consolidated balance sheets as of those dates. These amounts represent those costs that the Company believes are probable and reasonably estimable.
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
At times the Company becomes a party to other disputes, including those related to contract miner performance, claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business in the U.S., Australia and other countries where the Company does business. Based on current information, the Company believes that such other pending or threatened proceedings are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.

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
Reportable segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Revenues:
Australian Mining	$676.3	$705.3	$1,995.5	$2,188.1
Western U.S. Mining	711.1	705.4	2,119.7	1,986.4
Midwestern U.S. Mining	312.9	346.6	920.5	1,013.3
Trading and Brokerage	15.0	32.1	46.3	54.6
Corporate and Other	7.6	8.2	25.7	28.5
Total	$1,722.9	$1,797.6	$5,107.7	$5,270.9

Adjusted EBITDA:
Australian Mining	$16.9	$74.8	$30.9	$287.7
Western U.S. Mining	194.8	193.5	590.7	508.9
Midwestern U.S. Mining	86.8	112.4	235.4	331.5
Trading and Brokerage	3.3	17.2	7.7	(7.8)
Corporate and Other	(85.5)	(85.9)	(258.4)	(273.9)
Total	$216.3	$312.0	$606.3	$846.4
A reconciliation of Adjusted EBITDA to consolidated (loss) income from continuing operations, net of income taxes follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Adjusted EBITDA	$216.3	$312.0	$606.3	$846.4
Depreciation, depletion and amortization	(163.6)	(186.4)	(483.9)	(542.8)
Asset impairment	—	—	—	(21.5)
Amortization of basis difference related to equity affiliates	(1.5)	—	(4.0)	(4.0)
Asset retirement obligation expenses	(15.0)	(13.4)	(46.5)	(50.7)
Interest expense	(114.5)	(111.0)	(323.0)	(323.1)
Interest income	3.7	4.2	11.7	11.2
Income tax (provision) benefit	(79.4)	18.6	(30.9)	199.6
(Loss) income from continuing operations, net of income taxes	$(154.0)	$24.0	$(270.3)	$115.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)     Supplemental Guarantor/Non-Guarantor Financial Information
In accordance with the indentures governing the 7.375% Senior Notes due November 2016, the 6.00% Senior Notes due November 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due November 2021 and the 7.875% Senior Notes due November 2026 (collectively the Senior Notes), certain 100% owned U.S. subsidiaries of the Company (each, a Guarantor Subsidiary) have fully and unconditionally guaranteed the Senior Notes, on a joint and several basis.The indentures governing the Senior Notes contain customary exceptions under which a guarantee of a Guarantor Subsidiary will terminate, including (a) the release or discharge of the guarantee of the Company’s 2013 Credit Facility by such Guarantor Subsidiary, except a discharge or release by or as a result of payment under such guarantee, (b) a sale or other disposition, by way of merger, consolidation or otherwise, of all of the capital stock of such Guarantor Subsidiary, and (c) the legal defeasance or discharge of the indentures. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,008.1	$731.1	$(16.3)	$1,722.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(6.7)	758.2	718.1	(16.3)	1,453.3
Depreciation, depletion and amortization	—	77.0	86.6	—	163.6
Asset retirement obligation expenses	—	6.5	8.5	—	15.0
Selling and administrative expenses	12.0	36.4	4.5	—	52.9
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(4.4)	(9.5)	—	(13.9)
Loss from equity affiliates and investment in subsidiaries	80.9	3.6	12.2	(80.9)	15.8
Interest expense	106.0	1.7	171.2	(164.4)	114.5
Interest income	—	(2.8)	(165.3)	164.4	(3.7)
(Loss) income from continuing operations before income taxes	(192.2)	131.9	(95.2)	80.9	(74.6)
Income tax (benefit) provision	(41.1)	57.0	63.5	—	79.4
(Loss) income from continuing operations, net of income taxes	(151.1)	74.9	(158.7)	80.9	(154.0)
Income (loss) from discontinued operations, net of income taxes	0.5	(0.1)	4.6	—	5.0
Net (loss) income	(150.6)	74.8	(154.1)	80.9	(149.0)
Less: Net income attributable to noncontrolling interests	—	—	1.6	—	1.6
Net (loss) income attributable to common stockholders	$(150.6)	$74.8	$(155.7)	$80.9	$(150.6)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(150.6)	$74.8	$(154.1)	$80.9	$(149.0)
Other comprehensive (loss) income, net of income taxes	(207.6)	2.7	(6.7)	4.0	(207.6)
Comprehensive (loss) income	(358.2)	77.5	(160.8)	84.9	(356.6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.6	—	1.6
Comprehensive (loss) income attributable to common stockholders	$(358.2)	$77.5	$(162.4)	$84.9	$(358.2)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,005.8	$823.8	$(32.0)	$1,797.6
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(14.4)	755.6	722.9	(32.0)	1,432.1
Depreciation, depletion and amortization	—	83.0	103.4	—	186.4
Asset retirement obligation expenses	—	4.8	8.6	—	13.4
Selling and administrative expenses	11.2	38.5	5.3	—	55.0
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(4.0)	(0.1)	—	(4.1)
(Income) loss from equity affiliates and investment in subsidiaries	(98.0)	2.0	0.6	98.0	2.6
Interest expense	113.0	88.2	22.6	(112.8)	111.0
Interest income	(0.1)	(98.8)	(18.1)	112.8	(4.2)
Unrealized (gain) loss on derivatives	—	(19.7)	19.7	—	—
(Loss) income from continuing operations before income taxes	(11.7)	156.2	(41.1)	(98.0)	5.4
Income tax provision (benefit)	10.0	(32.2)	3.6	—	(18.6)
(Loss) income from continuing operations, net of income taxes	(21.7)	188.4	(44.7)	(98.0)	24.0
Loss from discontinued operations, net of income taxes	(4.4)	(1.8)	(36.9)	—	(43.1)
Net (loss) income	(26.1)	186.6	(81.6)	(98.0)	(19.1)
Less: Net income attributable to noncontrolling interests	—	—	7.0	—	7.0
Net (loss) income attributable to common stockholders	$(26.1)	$186.6	$(88.6)	$(98.0)	$(26.1)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(26.1)	$186.6	$(81.6)	$(98.0)	$(19.1)
Other comprehensive income (loss), net of income taxes	14.1	14.2	(36.4)	22.2	14.1
Comprehensive (loss) income	(12.0)	200.8	(118.0)	(75.8)	(5.0)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	7.0	—	7.0
Comprehensive (loss) income attributable to common stockholders	$(12.0)	$200.8	$(125.0)	$(75.8)	$(12.0)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,989.5	$2,177.3	$(59.1)	$5,107.7
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	7.2	2,226.2	2,141.4	(59.1)	4,315.7
Depreciation, depletion and amortization	—	230.4	253.5	—	483.9
Asset retirement obligation expenses	—	22.1	24.4	—	46.5
Selling and administrative expenses	36.6	120.5	14.5	—	171.6
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(16.3)	(9.6)	—	(25.9)
Loss from equity affiliates and investment in subsidiaries	45.7	6.3	37.7	(45.7)	44.0
Interest expense	318.9	5.0	174.3	(175.2)	323.0
Interest income	(0.2)	(7.3)	(179.4)	175.2	(11.7)
(Loss) income from continuing operations before income taxes	(408.2)	402.6	(279.5)	45.7	(239.4)
Income tax (benefit) provision	(134.1)	122.8	42.2	—	30.9
(Loss) income from continuing operations, net of income taxes	(274.1)	279.8	(321.7)	45.7	(270.3)
Income (loss) from discontinued operations, net of income taxes	1.7	(1.3)	5.6	—	6.0
Net (loss) income	(272.4)	278.5	(316.1)	45.7	(264.3)
Less: Net income attributable to noncontrolling interests	—	—	8.1	—	8.1
Net (loss) income attributable to common stockholders	$(272.4)	$278.5	$(324.2)	$45.7	$(272.4)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(272.4)	$278.5	$(316.1)	$45.7	$(264.3)
Other comprehensive (loss) income, net of income taxes	(7.2)	5.1	(22.6)	17.5	(7.2)
Comprehensive (loss) income	(279.6)	283.6	(338.7)	63.2	(271.5)
Less: Comprehensive income attributable to noncontrolling interests	—	—	8.1	—	8.1
Comprehensive (loss) income attributable to common stockholders	$(279.6)	$283.6	$(346.8)	$63.2	$(279.6)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,992.9	$2,438.8	$(160.8)	$5,270.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(168.9)	2,279.5	2,308.9	(160.8)	4,258.7
Depreciation, depletion and amortization	—	248.1	294.7	—	542.8
Asset retirement obligation expenses	—	26.6	24.1	—	50.7
Selling and administrative expenses	39.5	125.7	18.9	—	184.1
Other operating (income) loss:
Net gain on disposal or exchange of assets	—	(49.8)	(0.1)	—	(49.9)
Asset impairment	21.5	—	—	—	21.5
(Income) loss from equity affiliates and investment in subsidiaries	(192.1)	10.4	25.2	192.1	35.6
Interest expense	316.2	99.2	142.8	(235.1)	323.1
Interest income	(68.3)	(138.5)	(39.5)	235.1	(11.2)
Unrealized loss (gain) on derivatives	—	441.9	(441.9)	—	—
Income (loss) from continuing operations before income taxes	52.1	(50.2)	105.7	(192.1)	(84.5)
Income tax provision (benefit)	0.5	(117.4)	(82.7)	—	(199.6)
Income (loss) from continuing operations, net of income taxes	51.6	67.2	188.4	(192.1)	115.1
Loss from discontinued operations, net of income taxes	(10.8)	(4.3)	(51.4)	—	(66.5)
Net income (loss)	40.8	62.9	137.0	(192.1)	48.6
Less: Net income attributable to noncontrolling interests	—	—	7.8	—	7.8
Net income (loss) attributable to common stockholders	$40.8	$62.9	$129.2	$(192.1)	$40.8
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income (loss)	$40.8	$62.9	$137.0	$(192.1)	$48.6
Other comprehensive (loss) income, net of income taxes	(416.9)	42.7	(100.5)	57.8	(416.9)
Comprehensive (loss) income	(376.1)	105.6	36.5	(134.3)	(368.3)
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.8	—	7.8
Comprehensive (loss) income attributable to common stockholders	$(376.1)	$105.6	$28.7	$(134.3)	$(376.1)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$317.4	$0.2	$148.9	$—	$466.5
Accounts receivable, net	0.1	—	489.9	—	490.0
Receivables from affiliates, net	230.6	—	—	(230.6)	—
Inventories	—	211.6	279.3	—	490.9
Assets from coal trading activities, net	—	47.0	5.7	—	52.7
Deferred income taxes	34.7	62.2	10.0	—	106.9
Other current assets	0.4	60.1	263.9	—	324.4
Total current assets	583.2	381.1	1,197.7	(230.6)	1,931.4
Property, plant, equipment and mine development, net	—	4,931.7	5,719.4	—	10,651.1
Deferred income taxes	—	19.8	—	(14.9)	4.9
Investments and other assets	10,730.1	8.0	684.6	(10,465.4)	957.3
Notes receivable from affiliates, net	—	1,515.0	—	(1,515.0)	—
Total assets	$11,313.3	$6,855.6	$7,601.7	$(12,225.9)	$13,544.7
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12.0	$0.1	$9.3	$—	$21.4
Payables to affiliates, net	—	203.4	27.2	(230.6)	—
Liabilities from coal trading activities, net	—	9.8	12.6	—	22.4
Accounts payable and accrued expenses	382.1	616.9	657.5	—	1,656.5
Total current liabilities	394.1	830.2	706.6	(230.6)	1,700.3
Long-term debt, less current maturities	5,953.4	6.4	9.9	—	5,969.7
Deferred income taxes	27.7	—	3.2	(14.9)	16.0
Notes payable to affiliates, net	1,032.6	—	482.4	(1,515.0)	—
Other noncurrent liabilities	311.9	1,566.6	385.1	—	2,263.6
Total liabilities	7,719.7	2,403.2	1,587.2	(1,760.5)	9,949.6
Peabody Energy Corporation stockholders’ equity	3,593.6	4,452.4	6,013.0	(10,465.4)	3,593.6
Noncontrolling interests	—	—	1.5	—	1.5
Total stockholders’ equity	3,593.6	4,452.4	6,014.5	(10,465.4)	3,595.1
Total liabilities and stockholders’ equity	$11,313.3	$6,855.6	$7,601.7	$(12,225.9)	$13,544.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$300.7	$0.3	$143.0	$—	$444.0
Accounts receivable, net	1.3	—	559.1	(2.5)	557.9
Receivables from affiliates, net	22.8	35.2	—	(58.0)	—
Inventories	—	235.1	271.6	—	506.7
Assets from coal trading activities, net	—	46.7	—	(10.6)	36.1
Deferred income taxes	—	61.9	6.4	(1.9)	66.4
Other current assets	34.5	73.7	273.4	—	381.6
Total current assets	359.3	452.9	1,253.5	(73.0)	1,992.7
Property, plant, equipment and mine development, net	—	5,055.7	6,026.8	—	11,082.5
Deferred income taxes	16.5	—	7.8	(16.5)	7.8
Investments and other assets	11,394.9	8.8	762.6	(11,115.9)	1,050.4
Notes receivable from affiliates, net	—	1,433.0	—	(1,433.0)	—
Total assets	$11,770.7	$6,950.4	$8,050.7	$(12,638.4)	$14,133.4
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12.0	$0.1	$19.6	$—	$31.7
Payables to affiliates, net	—	—	58.0	(58.0)	—
Deferred income taxes	1.9	—	—	(1.9)	—
Liabilities from coal trading activities, net	—	0.2	16.5	(10.6)	6.1
Accounts payable and accrued expenses	360.0	577.7	802.5	(2.5)	1,737.7
Total current liabilities	373.9	578.0	896.6	(73.0)	1,775.5
Long-term debt, less current maturities	5,959.1	6.5	5.1	—	5,970.7
Deferred income taxes	—	55.9	1.5	(16.5)	40.9
Notes payable to affiliates, net	1,032.6	—	400.4	(1,433.0)	—
Other noncurrent liabilities	496.4	1,521.8	380.2	—	2,398.4
Total liabilities	7,862.0	2,162.2	1,683.8	(1,522.5)	10,185.5
Peabody Energy Corporation stockholders’ equity	3,908.7	4,788.2	6,327.7	(11,115.9)	3,908.7
Noncontrolling interests	—	—	39.2	—	39.2
Total stockholders’ equity	3,908.7	4,788.2	6,366.9	(11,115.9)	3,947.9
Total liabilities and stockholders’ equity	$11,770.7	$6,950.4	$8,050.7	$(12,638.4)	$14,133.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(286.9)	$634.2	$(1.5)	$345.8
Net cash used in discontinued operations	(72.1)	(3.6)	(20.0)	(95.7)
Net cash (used in) provided by operating activities	(359.0)	630.6	(21.5)	250.1
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(57.8)	(49.7)	(107.5)
Changes in accrued expenses related to capital expenditures	—	0.9	(23.7)	(22.8)
Federal coal lease expenditures	—	(89.4)	—	(89.4)
Proceeds from disposal of assets, net of notes receivable	—	54.7	97.8	152.5
Purchases of debt securities	—	—	(6.0)	(6.0)
Proceeds from sales and maturities of debt securities	—	—	7.7	7.7
Contributions to joint ventures	—	—	(410.4)	(410.4)
Distributions from joint ventures	—	—	408.5	408.5
Advances to related parties	—	—	(19.7)	(19.7)
Repayments of loans from related parties	—	—	1.4	1.4
Other, net	—	(3.6)	(0.3)	(3.9)
Net cash (used in) provided by investing activities	—	(95.2)	5.6	(89.6)
Cash Flows From Financing Activities
Repayments of long-term debt	(9.0)	(0.1)	(6.5)	(15.6)
Proceeds from long-term debt	—	—	1.1	1.1
Payment of deferred financing costs	(10.1)	—	—	(10.1)
Repurchase of employee common stock relinquished for tax withholding	(2.3)	—	—	(2.3)
Dividends paid	(69.2)	—	—	(69.2)
Restricted cash for distributions to noncontrolling interests	—	—	(42.5)	(42.5)
Other, net	5.5	(1.6)	(3.3)	0.6
Transactions with affiliates, net	460.8	(533.8)	73.0	—
Net cash provided by (used in) financing activities	375.7	(535.5)	21.8	(138.0)
Net change in cash and cash equivalents	16.7	(0.1)	5.9	22.5
Cash and cash equivalents at beginning of period	300.7	0.3	143.0	444.0
Cash and cash equivalents at end of period	$317.4	$0.2	$148.9	$466.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$98.1	$687.4	$(207.9)	$577.6
Net cash used in discontinued operations	(14.3)	(0.3)	(19.0)	(33.6)
Net cash provided by (used in) operating activities	83.8	687.1	(226.9)	544.0
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(65.1)	(163.6)	(228.7)
Changes in accrued expenses related to capital expenditures	—	(2.4)	(100.2)	(102.6)
Federal coal lease expenditures	—	(89.5)	—	(89.5)
Proceeds from disposal of assets, net of notes receivable	—	48.3	85.0	133.3
Purchases of debt securities	—	—	(9.9)	(9.9)
Proceeds from sales and maturities of debt securities	—	—	17.7	17.7
Proceeds from the maturity of short-term investments	—	—	4.8	4.8
Contributions to joint ventures	—	—	(539.8)	(539.8)
Distributions from joint ventures	—	—	576.6	576.6
Advances to related parties	—	—	(39.5)	(39.5)
Repayments of loans from related parties	—	—	22.7	22.7
Other, net	—	(4.1)	(0.1)	(4.2)
Net cash used in continuing operations	—	(112.8)	(146.3)	(259.1)
Net cash used in discontinued operations	—	—	(1.0)	(1.0)
Net cash used in investing activities	—	(112.8)	(147.3)	(260.1)
Cash Flows From Financing Activities
Repayments of long-term debt	(1,331.3)	(0.1)	(52.6)	(1,384.0)
Proceeds from long-term debt	1,188.0	—	—	1,188.0
Payment of debt issuance costs	(22.8)	—	—	(22.8)
Repurchase of employee common stock relinquished for tax withholding	(2.9)	—	—	(2.9)
Dividends paid	(68.8)	—	—	(68.8)
Other, net	6.7	(1.7)	(5.9)	(0.9)
Transactions with affiliates, net	231.4	(572.5)	341.1	—
Net cash (used in) provided by financing activities	0.3	(574.3)	282.6	(291.4)
Net change in cash and cash equivalents	84.1	—	(91.6)	(7.5)
Cash and cash equivalents at beginning of period	269.6	0.3	288.9	558.8
Cash and cash equivalents at end of period	$353.7	$0.3	$197.3	$551.3

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

•	global supply and demand for coal, including the seaborne thermal and metallurgical coal markets;

•	price volatility and customer procurement practices, particularly in international seaborne products and in our trading and brokerage businesses;

•	impact of alternative energy sources, including natural gas and renewables;

•	global steel demand and the downstream impact on metallurgical coal prices;

•	impact of weather and natural disasters on demand and production;

•	reductions and/or deferrals of purchases by major customers and ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of take-or-pay arrangements for rail and port commitments for the delivery of coal;

•	successful implementation of business strategies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	availability, access to and the related cost of capital and financial markets;

•	ability to appropriately secure our obligations for land reclamation, federal and state workers' compensation, federal coal leases and other obligations related to our operations;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

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
Overview
We are the world’s largest private sector coal company. As of September 30, 2014, we owned interests in 27 active coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 26 of those mining operations and a 50% equity interest in the Middlemount Mine in Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts through trading and business offices in Australia, China, Germany, India, Indonesia, Singapore, the United Kingdom and the U.S. (listed alphabetically).
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
Our Trading and Brokerage segment engages in the direct and brokered trading of coal and freight-related contracts through the trading and business offices mentioned above. Coal brokering is conducted both as principal and agent in support of various coal production-related activities that may involve coal produced from our mines, coal sourcing arrangements with third-party mining companies or offtake agreements with other coal producers. Our Trading and Brokerage segment also provides transportation-related services, which involves both financial derivative contracts and physical contracts. Collectively, coal and freight-related hedging activities include both economic hedging and cash flow hedging in support of our coal trading strategy, and cash flow hedging in support of sales from our mining operations.
Our fifth segment, Corporate and Other, includes mining and export/transportation joint ventures and activities associated with the optimization of our coal reserve and real estate holdings, the closure of inactive mining sites and certain energy-related commercial matters.
To maximize the utilization of our coal assets and land holdings, we are evaluating Btu Conversion projects that would convert coal to natural gas (CTG) or transportation fuels (CTL) and contributing to the development of clean coal technologies, including carbon capture and storage (CCS).

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
Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013
Summary
In 2013, the coal segments that we serve were characterized by (1) abundant supply in international markets, which continued to suppress prices, and (2) a positive near-term demand outlook in the U.S., with customer coal stockpile inventories having decreased during that year to a level that was in line with historical norms. Those trends have continued thus far in 2014 and have impacted our results for the three and nine months ended September 30, 2014.
Global demand for metallurgical coal remained steady during the nine months ended September 30, 2014. Worldwide steel production increased 2.1% during that period compared to the prior year according to data recently published by the World Steel Association (WSA), though the WSA expects that trend to decelerate slightly in the remainder of 2014, projecting a 2.0% full year increase in worldwide steel production in its October 2014 Short Range Outlook. Demand for international seaborne thermal coal was stagnant during the nine months ended September 30, 2014, as growth in imports into India only partially offset a slight decline in Chinese imports during that period compared to the prior year.

Overall, mixed trends in demand and the impact of high supply continued to weigh on international coal prices. Benchmark pricing for seaborne premium high quality hard coking coal (HQHCC), premium low volatile pulverized coal injections products (LV PCI) and thermal coal originating from Newcastle, Australia (NEWC) for the first three quarters of 2014 and 2013 were as follows:

Contract Commencement Month:	HQHCC		Price Decrease	LV PCI		Price Decrease	NEWC		Price Decrease
	2014	2013	%	2014	2013	%	2014	2013	%
January	$143	$165	(13.3)%	$116	$124	(6.5)%	$87	$91	(4.4)%
April	$120	$172	(30.2)%	$100	$141	(29.1)%	$82	$95	(13.7)%
July	$120	$145	(17.2)%	$100	$116	(13.8)%	$76	$90	(15.6)%
In the U.S., electricity generation from coal increased 3% during the nine months ended September 30, 2014 compared to the same period in 2013, according to the U.S. Energy Information Administration (EIA). U.S. electricity generation from coal benefited during that period from higher heating-degree days due to cold winter weather and gas-to-coal switching due to higher natural gas prices; however, poor rail performance and mild summer weather tempered the effect of those positive factors, particularly in the third quarter. Accordingly, our total U.S. volumes shipped decreased year-over-year during the three months ended September 30, 2014 and increased during the nine months then ended.
Our revenues decreased during the three and nine months ended September 30, 2014 compared to the same periods in the prior year (three months, $74.7 million; nine months, $163.2 million). Year-over-year changes in revenues for both current year interim periods reflected lower realized pricing from our Australian Mining segment (three months, $139.3 million; nine months, $404.2 million), partially offset by an increase in tons sold from our Australian Mining segment, higher realized pricing from our Western U.S. Mining segment and, for the nine month period, higher tons sold from our Western U.S. Mining segment.
In order to mitigate the impact of lower coal pricing, we have continued to focus on driving operational efficiencies, optimizing production across our mining platform and controlling expenses at all levels of the organization. Overall, Adjusted EBITDA decreased during the three and nine months ended September 30, 2014 compared to the same periods in the prior year (three months, $95.7 million; nine months, $240.1 million). Net results attributable to common stockholders also decreased in the three and nine months ended September 30, 2014 compared to the same periods in the prior year (three months, $124.5 million; nine months, $313.2 million). In addition to lower Adjusted EBITDA, those results also reflected an adverse impact from income taxes, partially offset by lower depreciation, depletion and amortization, improved results from discontinued operations and, for the year-to-date period, the impact of an asset impairment charge recognized in the second quarter of 2013, as discussed further in the sections that follow.
As of September 30, 2014, our available liquidity was approximately $2.3 billion, a slight increase from the end of 2013. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Volumes		September 30,		to Volumes
	2014	2013	Tons	%	2014	2013	Tons	%
	(Tons in millions)				(Tons in millions)
Australian Mining	10.0	9.0	1.0	11.1%	27.9	25.9	2.0	7.7%
Western U.S. Mining	41.7	42.7	(1.0)	(2.3)%	123.3	117.9	5.4	4.6%
Midwestern U.S. Mining	6.5	6.9	(0.4)	(5.8)%	18.9	19.9	(1.0)	(5.0)%
Trading and Brokerage	4.3	10.5	(6.2)	(59.0)%	15.4	23.4	(8.0)	(34.2)%
Total tons sold	62.5	69.1	(6.6)	(9.6)%	185.5	187.1	(1.6)	(0.9)%

Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Revenues		September 30,		to Revenues
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$676.3	$705.3	$(29.0)	(4.1)%	$1,995.5	$2,188.1	$(192.6)	(8.8)%
Western U.S. Mining	711.1	705.4	5.7	0.8%	2,119.7	1,986.4	133.3	6.7%
Midwestern U.S. Mining	312.9	346.6	(33.7)	(9.7)%	920.5	1,013.3	(92.8)	(9.2)%
Trading and Brokerage	15.0	32.1	(17.1)	(53.3)%	46.3	54.6	(8.3)	(15.2)%
Corporate and Other	7.6	8.2	(0.6)	(7.3)%	25.7	28.5	(2.8)	(9.8)%
Total revenues	$1,722.9	$1,797.6	$(74.7)	(4.2)%	$5,107.7	$5,270.9	$(163.2)	(3.1)%
Australian Mining. Revenues from our Australian Mining segment decreased during the three and nine months ended September 30, 2014 compared to the same periods in the prior year primarily due to lower coal prices (three months, $139.3 million; nine months, $404.2 million), partially offset by the favorable impact of changes in volume and mix (three months, $110.3 million; nine months, $211.6 million). The improvement in production volumes reflected improved longwall performance driven by the effect of prior year roof stability issues at our North Goonyella Mine and, for the nine month period, our Metropolitan Mine and the second quarter 2014 ramp ups of longwall top coal caving technology (LTCC) at our North Goonyella Mine and a new longwall at our Metropolitan Mine. Those positive production drivers were partially offset by higher overall longwall move downtimes at our North Wambo Underground Mine and, for the nine month period, the delayed commissioning of the North Goonyella Mine LTCC system. Metallurgical coal sales from the segment totaled 4.6 million and 4.0 million tons for the three months ended September 30, 2014 and 2013, respectively, and 12.6 million and 11.7 million tons for the nine months ended September 30, 2014 and 2013, respectively.
Western U.S. Mining. The increase in Western U.S. Mining segment revenues for the three and nine months ended September 30, 2014 compared to the same periods in the prior year was driven by higher realized coal prices (three months, $19.5 million; nine months, $45.2 million) due to favorable customer mix and, for the nine month period, $33.5 million of additional contract revenue from finalized pricing under one of our sales agreements. Changes in tons sold drove a year-over-year decrease in revenues for the three months ended September 30, 2014 ($13.8 million) and an increase for the nine months then ended ($88.1 million). Volumes in both current year periods were adversely impacted by poor rail performance in the U.S. Powder River Basin and lower cooling-degree days compared to the prior year. Those factors were offset, in whole or in part, by the impacts on customer demand of higher natural gas prices, lower customer coal stockpile levels and, for the nine month period, an increase in heating-degree days during the winter months.
Midwestern U.S. Mining. Segment revenues were adversely impacted during the three and nine months ended September 30, 2014 compared to the same periods in the prior year by lower realized coal prices due to the effect of contract price re-openers and the renewal of sales contracts at less favorable prices (three months, $18.6 million; nine months, $54.3 million). The decline in revenues was also driven by an unfavorable volume and mix variance (three months, $15.1 million; nine months, $38.5 million), which reflected the first quarter 2014 exhaustion of coal reserves at our Viking-Corning Pit Mine.
Trading and Brokerage. The decline in Trading and Brokerage segment revenues for the three and nine months ended September 30, 2014 compared to the same periods in the prior year reflected a decrease in physical volumes and reduced realized margins resulting from low volatility in coal market pricing.

Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			Increase (Decrease)				Increase (Decrease)
	Three Months Ended		to Segment Adjusted		Nine Months Ended		to Segment Adjusted
	September 30,		EBITDA		September 30,		EBITDA
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$16.9	$74.8	$(57.9)	(77.4)%	$30.9	$287.7	$(256.8)	(89.3)%
Western U.S. Mining	194.8	193.5	1.3	0.7%	590.7	508.9	81.8	16.1%
Midwestern U.S. Mining	86.8	112.4	(25.6)	(22.8)%	235.4	331.5	(96.1)	(29.0)%
Trading and Brokerage	3.3	17.2	(13.9)	(80.8)%	7.7	(7.8)	15.5	198.7%
Segment Adjusted EBITDA	$301.8	$397.9	$(96.1)	(24.2)%	$864.7	$1,120.3	$(255.6)	(22.8)%
Australian Mining. The decline in Australian Mining segment Adjusted EBITDA during the three and nine months ended September 30, 2014 compared to the same periods in the prior year reflected lower coal pricing, net of sales-related costs (three months, $128.4 million; nine months, $372.4 million), inflationary cost escalations (three months, $17.5 million; nine months, $52.5 million) and the impact of foreign currency on operating costs, net of hedging and balance sheet remeasurement (three months, $21.3 million; nine months, $13.1 million). Those factors were partially offset by the effect of cost containment programs deployed in 2014 (three months, $50.6 million; nine months, $78.0 million), improved longwall performance from our underground mines due to the factors noted above (three months, $51.6 million; nine months, $72.3 million) and the benefit of higher volumes. Results for the nine months ended September 30, 2014 compared to the prior year also reflected the benefit of higher productivity and lower costs at our Australian surface mines ($51.1 million) driven by owner-operator conversions at three sites that were completed in April 2013.
Western U.S. Mining. The increase in Western U.S. Mining segment Adjusted EBITDA during the three and nine months ended September 30, 2014 compared to the same periods in the prior year was driven by higher pricing, net of sales-related costs (three months, $12.4 million; nine months, $39.0 million) due to favorable customer mix and, for the nine month period, $27.1 million of additional contract revenue, net of sales-related costs, recognized from finalized pricing under one of our sales agreements. Year-over-year changes in segment results also reflected the impact of lower volumes for the three months ended September 30, 2014 ($8.3 million) and higher volumes for the nine months then ended ($49.4 million). The positive impacts of changes in realized prices and volumes during the nine month period were partially offset by the timing of expenditures for repairs and maintenance.
Midwestern U.S. Mining. The decrease in Midwestern U.S. Mining segment Adjusted EBITDA for the three and nine months ended September 30, 2014 compared to the same periods in the prior year was driven by lower realized coal prices, net of sales-related costs (three months, $17.8 million; nine months, $52.2 million) and costs associated with higher overburden ratios and less favorable geologic conditions encountered at certain of our surface mines due to mine sequencing (three months, $5.9 million; nine months, $36.7 million). The effect of lower volumes discussed above was largely offset by a favorable change in production mix toward lower-cost operations.
Trading and Brokerage. Trading and Brokerage segment Adjusted EBITDA decreased year-over-year during the three months ended September 30, 2014 and increased during the nine months then ended. The impact of lower revenues was offset, in whole or in part, by a decrease in sales-related costs and the effect of expenses associated with a third-party contract miner that were incurred in the prior year. The improvement in Trading and Brokerage results for the nine months ended September 30, 2014 compared to the prior year also reflected a $20.6 million charge recorded in the second quarter of 2013 related to the Gulf Power Company (Gulf Power) litigation, partially offset by the impact of a $15.6 million charge recorded in the first quarter of 2014 related to the Eagle Mining, LLC (Eagle Mining) arbitration. Refer to Note 18. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information related to those matters.

(Loss) Income From Continuing Operations Before Income Taxes
The following table presents loss from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
Segment Adjusted EBITDA	$301.8	$397.9	$(96.1)	(24.2)%	$864.7	$1,120.3	$(255.6)	(22.8)%
Corporate and Other Adjusted EBITDA (1)	(85.5)	(85.9)	0.4	0.5%	(258.4)	(273.9)	15.5	5.7%
Depreciation, depletion and amortization	(163.6)	(186.4)	22.8	12.2%	(483.9)	(542.8)	58.9	10.9%
Asset retirement obligation expenses	(15.0)	(13.4)	(1.6)	(11.9)%	(46.5)	(50.7)	4.2	8.3%
Asset impairment	—	—	—	—%	—	(21.5)	21.5	100.0%
Amortization of basis difference related to equity affiliates	(1.5)	—	(1.5)	n.a.	(4.0)	(4.0)	—	—%
Interest expense	(114.5)	(111.0)	(3.5)	(3.2)%	(323.0)	(323.1)	0.1	—%
Interest income	3.7	4.2	(0.5)	(11.9)%	11.7	11.2	0.5	4.5%
(Loss) income from continuing operations before income taxes	$(74.6)	$5.4	$(80.0)	(1,481.5)%	$(239.4)	$(84.5)	$(154.9)	(183.3)%

(1)
Corporate and Other Adjusted EBITDA includes selling and administrative expenses, income (losses) from equity affiliates, gains (losses) on certain asset sales, costs associated with past mining activities, certain coal royalty expenses, resource management costs and revenues and expenses related to our other commercial activities.

Results from continuing operations before income taxes declined for the three and nine months ended September 30, 2014 compared to the same periods in the prior year. Those changes reflected the decreases in Segment Adjusted EBITDA discussed above, partially offset by lower depreciation, depletion and amortization, an improvement in Corporate and Other Adjusted EBITDA and, for the nine month period, the impact of an asset impairment charge recorded in the prior year.
Corporate and Other Adjusted EBITDA. The improvement in Corporate and Other Adjusted EBITDA results during the three and nine months ended September 30, 2014 compared to the same periods in the prior year was driven by:

•
Reduced selling and administrative expenses (three months, $2.1 million; nine months, $12.5 million) due to our ongoing cost containment efforts and, for the nine month period, second quarter 2013 charges related to a voluntary employee separation program in the U.S.;

•
Lower costs associated with past mining activities (three months, $3.2 million; nine months, $9.7 million) driven by the elimination of postretirement healthcare expenses for which the liabilities were settled with Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot) and the United Mine Workers of America (UMWA) pursuant to the definitive settlement agreement that became effective on December 18, 2013;

•	The third quarter 2014 receipt of $9.4 million of insurance proceeds related to equipment damage losses incurred in a previous period; and

•	A decrease in pension and other postretirement benefit costs due to an increase in discount rates as of the beginning of each fiscal period (three months, $3.1 million; nine months, $9.1 million).
Those positive factors were partially offset by:

•
For the nine month period, reduced gains from the disposal of non-core assets due to the second quarter 2013 sale of non-strategic coal reserves and surface lands located in Kentucky, partially offset by the 2014 sale of surplus lands in the Midwestern U.S. ($33.4 million); and

•
An unfavorable change in results from equity affiliates driven by lower coal pricing, tempered by the benefit of productivity advancements resulting from the third quarter 2013 conversion of the Middlemount Mine to owner-operator status (three months, $11.7 million; nine months, $8.4 million).

Year-over-year changes in Corporate and Other Adjusted EBITDA also reflected the impact of charges of $8.0 million and $15.0 million recorded in the third quarter of 2014 and the second quarter of 2013, respectively, for environmental clean-up related costs associated with Gold Fields Mining, LLC, a dormant, non-coal producting entity that was previously managed and owned by our predecessor owner and transferred to us in a 1997 spin-off.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Mining	$(85.6)	$(102.3)	$16.7	16.3%	$(250.1)	$(291.3)	$41.2	14.1%
Western U.S. Mining	(52.8)	(56.5)	3.7	6.5%	(157.8)	(165.5)	7.7	4.7%
Midwestern U.S. Mining	(17.3)	(19.5)	2.2	11.3%	(52.3)	(61.0)	8.7	14.3%
Trading and Brokerage	(0.2)	(0.2)	—	—%	(0.8)	(0.5)	(0.3)	(60.0)%
Corporate and Other	(7.7)	(7.9)	0.2	2.5%	(22.9)	(24.5)	1.6	6.5%
Total	$(163.6)	$(186.4)	$22.8	12.2%	$(483.9)	$(542.8)	$58.9	10.9%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Australian Mining	$3.64	$5.01	$3.83	$5.20
Western U.S. Mining	0.73	0.79	0.74	0.82
Midwestern U.S. Mining	0.46	0.65	0.47	0.68
The decrease in depreciation, depletion and amortization expense noted in the three and nine months ended September 30, 2014 compared to the same periods in the prior year was predominantly driven by lower expense from our Australian Mining segment. That decrease reflected a decrease in the depletion rates at certain sites with historically higher rates due to an increase in estimated proven and probable reserves at those sites and a reduction in the asset base of one of our surface mines from asset impairment charges recognized in the fourth quarter of 2013. Those drivers were partially offset by the effect of a year-over-year increase in tons sold.
Expense from our Western U.S. Mining segment also decreased during the three and nine months ended September 30, 2014 compared to the same periods in the prior year due to the effect of a shift in production mix towards lower depletion rate coal reserve locations. That effect more than offset the increase in tons sold during the nine months ended September 30, 2014 compared to the prior year.
The decline in expense from our Midwestern U.S. Mining during the three and nine months ended September 30, 2014 compared to the same periods in the prior year reflected a favorable shift in production mix toward lower depletion rate coal reserves and lower tons sold.
Asset Impairment. Loss from continuing operations before income taxes for the nine months ended September 30, 2013 included a $21.5 million other-than-temporary asset impairment charge related to our investment in the equity securities of Winsway Enterprises Holdings Limited (formally referred to as Winsway Coking Coal Holdings Limited).

Interest Expense. Interest expense for the three and nine months ended September 30, 2014 included aggregate charges of $10.6 million and $11.1 million, respectively, related to the Sumiseki Materials Co. Ltd. (Sumiseki) litigation and Eagle Mining arbitration. Interest expense for the nine months ended September 30, 2014 also included $1.6 million of professional fees associated with the second quarter 2014 consent solicitation and related supplemental indenture for our Convertible Junior Subordinated Debentures due December 2066 (the Debentures). Interest expense for the three and nine months ended September 30, 2013 included aggregate early debt extinguishment charges of $11.5 million and $16.9 million, respectively, associated with the prior year execution of our secured credit agreement dated September 24, 2013 (the 2013 Credit Facility) and prior year voluntary debt prepayments and repurchases. Interest expense for the nine months ended September 30, 2013 also included a $6.9 million charge recorded in the second quarter of 2013 for pre-judgment interest related to the Gulf Power litigation. Changes in interest expense during the three and nine months ended September 30, 2014 compared to the same periods in the prior year also reflected the unfavorable effect of higher interest rates associated with our term loan borrowings in 2014, partially offset by the beneficial impact of lower overall debt balances.
Refer to Note 18. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information surrounding the foregoing litigation and arbitration matters.
(Loss) Income from Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations before income taxes	$(74.6)	$5.4	$(80.0)	(1,481.5)%	$(239.4)	$(84.5)	$(154.9)	(183.3)%
Income tax provision (benefit)	79.4	(18.6)	(98.0)	(526.9)%	30.9	(199.6)	(230.5)	(115.5)%
(Loss) income from continuing operations, net of income taxes	$(154.0)	$24.0	$(178.0)	(741.7)%	$(270.3)	$115.1	$(385.4)	(334.8)%
Results from continuing operations, net of income taxes, declined for the three and nine months ended September 30, 2014 compared to the same periods in the prior year primarily due to the effect of income taxes and lower before-tax earnings.
Income Tax Provision (Benefit). The year-over-year negative effect of income taxes was driven by:

•
An increase in valuation allowance on certain Australian deferred tax assets that was recognized during the three and nine months ended September 30, 2014 due to reduced projected earnings in that jurisdiction (three months, $80.6 million; nine months, $252.2 million);

•	Lower remeasurement benefits related to foreign income tax accounts (three months, $1.4 million; nine months, $34.2 million);

•	For the nine month period, the second quarter 2013 release of $25.5 million in U.S. capital loss valuation allowance; and

•
The write-off of a net deferred tax asset due to the third quarter 2014 repeal of the Australian Minerals and Resource Rent Tax (MRRT) (three months, $70.1 million; nine months, $16.1 million, net of $54.0 million of royalty allowance benefits recognized in the first half of 2014).

Those factors were partially offset in the three and nine months ended September 30, 2014 compared to the prior year by:

•	The effect of lower pre-tax results (three months, $28.0 million; nine months, $61.7 million); and

•
The benefit of higher overall decreases in net unrecognized tax benefits, interest and penalties, primarily due to amended returns filed and the finalization of audits by the Australian Tax Office for certain tax years during the current year, partially offset by the impact of discrete items recognized in the prior year due to an expiration of the associated statutes of limitations (three months, $4.4 million; nine months, $47.9 million).

Adjusted (Loss) Income From Continuing Operations
The following table presents Adjusted (Loss) Income from Continuing Operations:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Adjusted Income		September 30,		to Adjusted Income
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(154.0)	$24.0	$(178.0)	(741.7)%	$(270.3)	$115.1	$(385.4)	(334.8)%
Asset impairment, net of income taxes	—	—	—	n.a.	—	21.5	(21.5)	(100.0)%
Remeasurement benefit related to foreign income tax accounts	(1.2)	(2.6)	1.4	53.8%	(3.9)	(38.1)	34.2	89.8%
Adjusted (Loss) Income from Continuing Operations	$(155.2)	$21.4	$(176.6)	(825.2)%	$(274.2)	$98.5	$(372.7)	(378.4)%
Adjusted (Loss) Income from Continuing Operations changed unfavorably for the three and nine months ended September 30, 2014 compared to the same periods in the prior year. The decline in results reflected lower Adjusted EBITDA and the adverse effect of income taxes (excluding remeasurement benefits related to foreign income tax accounts), partially offset by lower depreciation, depletion and amortization, as discussed above.
Net (Loss) Income Attributable to Common Stockholders
The following table presents net (loss) income attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2014	2013	$	%	2014	2013	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(154.0)	$24.0	$(178.0)	(741.7)%	$(270.3)	$115.1	$(385.4)	(334.8)%
Income (loss) from discontinued operations, net of income taxes	5.0	(43.1)	48.1	111.6%	6.0	(66.5)	72.5	109.0%
Net (loss) income	(149.0)	(19.1)	(129.9)	(680.1)%	(264.3)	48.6	(312.9)	(643.8)%
Less: Net income attributable to noncontrolling interests	1.6	7.0	5.4	77.1%	8.1	7.8	(0.3)	(3.8)%
Net (loss) income attributable to common stockholders	$(150.6)	$(26.1)	$(124.5)	(477.0)%	$(272.4)	$40.8	$(313.2)	(767.6)%
Net results attributable to common stockholders decreased in the three and nine months ended September 30, 2014 compared to the same periods in the prior year largely due to the decline in results from continuing operations discussed above, partially offset by improved results from discontinued operations.

Income (Loss) from Discontinued Operations, Net of Income Taxes. Results from discontinued operations improved during the three and nine months ended September 30, 2014 compared to the same periods in the prior year, mainly driven by changes in results from the Wilkie Creek Mine that was closed in the fourth quarter of 2013 (three months, $41.5 million; nine months, $57.0 million). That improvement mainly reflected an after-tax impairment charge of $32.4 million recognized in the third quarter of 2013, the effect of 2013 operating losses and an after-tax net gain of $3.2 million recognized in the third quarter of 2014 related to the termination of a sale and purchase agreement with a potential buyer of that mine due to the inability of that buyer to meet the necessary conditions for closing. That gain on termination was comprised of a non-refundable payment made by the potential buyer towards the purchase, partially offset by transaction costs.
The favorable change in results from discontinued operations also reflected lower litigation-related expense associated with previously divested operations as the related matters were concluded in conjunction with the definitive settlement agreement that we reached with Patriot and the UMWA effective December 18, 2013.
Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to EPS		September 30,		to EPS
	2014	2013	$	%	2014	2013	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.58)	$0.06	$(0.64)	(1,066.7)%	$(1.04)	$0.40	$(1.44)	(360.0)%
Income (loss) from discontinued operations	0.02	(0.16)	0.18	112.5%	0.02	(0.25)	0.27	108.0%
Net (loss) income	$(0.56)	$(0.10)	$(0.46)	(460.0)%	$(1.02)	$0.15	$(1.17)	(780.0)%
Diluted EPS decreased in the three and nine months ended September 30, 2014 compared to the same periods in the prior year commensurate with the decline in results from continuing operations during those periods, partially offset by improved results from discontinued operations.
Adjusted Diluted EPS
The following table presents Adjusted Diluted EPS:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to EPS		September 30,		to Adjusted EPS
	2014	2013	$	%	2014	2013	$	%
Adjusted Diluted EPS Reconciliation:
(Loss) income from continuing operations	$(0.58)	$0.06	$(0.64)	(1,066.7)%	$(1.04)	$0.40	$(1.44)	(360.0)%
Asset impairment, net of income taxes	—	—	—	n.a.	—	0.08	(0.08)	(100.0)%
Remeasurement benefit related to foreign income tax accounts	(0.01)	(0.01)	—	—%	(0.02)	(0.14)	0.12	85.7%
Adjusted Diluted EPS	$(0.59)	$0.05	$(0.64)	(1,280.0)%	$(1.06)	$0.34	$(1.40)	(411.8)%
Adjusted Diluted EPS decreased in the three and nine months ended September 30, 2014 compared to the same periods in the prior year commensurate with the adverse change in Adjusted (Loss) Income from Continuing Operations during those periods.

Other
The net fair value of our foreign currency cash flow hedge portfolio improved from a net liability of $473.3 million at December 31, 2013 to a net liability of $315.0 million at September 30, 2014. That change reflected the routine scheduled settlement of foreign currency hedge contracts that transpired during the nine months ended September 30, 2014, partially offset by a weakening in Australian dollar exchange rates.
Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
The seaborne coal market segment remains pressured by excess supply and slowing demand growth. We expect some improvement as announced supply cutbacks take hold and coal demand continues to grow in the near term. In the U.S., demand for thermal coal increased in the nine months ended September 30, 2014 compared to the same period in the prior year due to higher natural gas prices and a colder-than-normal winter, though mild summer weather and poor rail performance have tempered that growth.
Global Macroeconomic Indicators. The International Monetary Fund (IMF) revised its global economic growth estimates downward in its October 2014 World Economic Outlook due to weaker-than-expected global activity in the first half of 2014. The IMF noted that downside risks have increased since its previous estimates due to a worsening of geopolitical tensions, while medium-term risks include stagnation and low potential growth in advanced economies and a decline in potential growth in emerging markets. Selected regional and worldwide projections of 2014 and 2015 macroeconomic growth, as measured by recent IMF forecasts of gross domestic product (GDP), are presented below:

	GDP Growth (%)
Region:	2014	2015
U.S.	2.2%	3.1%
China	7.4%	7.1%
India	5.6%	6.4%
Worldwide	3.3%	3.8%
Seaborne Thermal Coal Market Segments and Our Position. Seaborne thermal coal demand has been hampered by sluggish coal generation growth and recent policy measures aimed to support domestic producers in China and declining coal generation in Europe due to mild weather and increased renewable generation. According to China Customs data, China's thermal coal imports have declined 3% year-over-year to 179 million tonnes through September 2014. We believe that while China's recently announced import policy presents a near-term risk for China imports, its anticipated impact is uncertain. Such adverse factors were partly offset by an uptick in India’s thermal coal imports, which increased by an estimated 3% through September 2014 on a year-over-year basis. We continue to believe that India's 2014 imports will increase from 2013 levels to serve increasing demand from new coal-fueled generation and replenish stockpiles. We project that 70 gigawatts of new coal-fueled electricity generation will come online globally in 2014, leading to a future increase in seaborne thermal coal demand growth as new generation reaches capacity levels, with China and India accounting for the majority of that growth.
In spite of the continued increases in international thermal coal demand in recent years, the seaborne thermal coal market segment remains well-supplied, which has led to continued decreases in prices for thermal coal originating from Newcastle, Australia. The price for annual contracts commencing April 1, 2014 was settled at $81.80 per tonne, down from $95 per tonne in the prior year. We are now targeting thermal coal exports of 12 to 13 million tons from our Australian platform in 2014.
Seaborne Metallurgical Coal Market Segments and Our Position. The World Steel Association (WSA) reported that global steel production grew by 2.1% through September 2014 compared to the same period in the prior year. The WSA lowered its forecasted year-over-year apparent steel use growth in its October 2014 Short Range Outlook to 2.0% in 2014 from the prior forecast of 3.1% due to weaker-than-expected production in the first half of 2014.

Seaborne metallurgical coal prices for HQHCC and LV PCI settled at approximately $119 and $99 per tonne, respectively, for quarterly contracts commencing in October 2014, largely in line with prior quarter price levels. Seaborne pricing levels have led to a number of announced production cutbacks, and we expect the fourth quarter price settlement to place additional pressure on seaborne suppliers. The majority of announced production cuts have not yet been implemented and are expected to be realized over the next several fiscal quarters. We are now targeting total 2014 metallurgical coal sales from our Australian platform at 16 to 17 million tons.
Our total Australian coal sales for 2014 are now targeted at 36 to 38 million tons, including both metallurgical and thermal coal products supplied for export and within Australia.
U.S. Thermal Coal Market Segments and Our Position. Near-term thermal coal market segment conditions in the U.S. improved in the nine months ended September 30, 2014, with coal-fueled electricity generation accounting for 40% of electricity generation according to the EIA, though poor rail performance and mild summer weather tempered demand growth during that period. We observed gas-to-coal switching during that period as natural gas prices increased from 2013 levels, driving an estimated 1% decline in electricity generation from natural gas during the nine months ended September 30, 2014 compared to the same period in the prior year according to the EIA. Electricity generation from coal increased 3% compared to the prior year according to the EIA, while coal production was flat, which led to increased customer drawdowns on coal inventory stockpiles. We further estimate that coal inventories for Southern Powder River Basin customers fell to 43 days on a day's-burn basis as of September 30, 2014, which level is below the historical average.
In its October 2014 Short-Term Energy Outlook, the EIA projected U.S. electricity generation from coal to increase by 2% in 2014 compared to 2013, while electricity generation from natural gas is expected to decline. The EIA further projected that coal will hold a share of 40% of U.S. electricity generation in 2014. While U.S. coal demand has grown during the nine months ended September 30, 2014, transportation concerns have impacted supply. We now expect that U.S. coal consumption for electricity generation will increase by approximately 15 million tons in 2014 compared to 2013.
We are targeting our 2014 U.S. volumes at 185 to 190 million tons, with sales essentially fully priced as of September 30, 2014. At that date, we also had approximately 85% of 2015 volumes priced and 40% to 50% of 2016 volumes priced based on expected 2014 production levels. We anticipate that average realized pricing from our U.S. mining operations will decrease by 2% to 4% on a per-ton basis in 2014 compared to 2013 due to new U.S. coal supply agreements and price re-opener provisions in certain of our existing U.S. coal supply agreements, primarily in our Midwestern U.S. Mining segment.
Operating Cost and Capital Update. In an effort to mitigate pressures from the challenging global environment, we remain focused on cost containment activities. We expect a 1% to 3% decrease in our per-ton U.S. operating costs and expenses in 2014 compared to the prior year. In Australia, we now expect 2014 costs of approximately $70 per ton as additional savings from cost containment and productivity programs, an overall improvement in longwall performance and the cost benefit of reduced production from our contractor-operated Burton Mine offset the effects of a higher mix of metallurgical coal.
We also remain focused on efficiently controlling and allocating capital. We are now targeting 2014 capital spending levels of $200 million to $220 million, which represents a decrease from our prior year spend of $328.4 million and our previously disclosed 2014 targeted range of $210 million to $250 million.
Regulatory Update
MRRT.  On September 1, 2014, the Australian Senate voted to repeal the MRRT. The legislation was prospectively abolished from October 1, 2014, with the final year of assessment ending on September 30, 2014. The MRRT, which originally commenced on July 1, 2012, was a profits-based tax on existing and future Australian coal projects at an effective tax rate of 22.5%. Under the MRRT, taxpayers were able to deduct state royalties and depreciation of asset starting bases for existing projects against MRRT.  Due to the repeal of the MRRT, we wrote-off deferred tax assets of $70.1 million during the three months ended September 30, 2014, including $54.0 million of royalty allowance credits recognized during the first half of the year. Undeducted state royalties comprised the majority of those deferred tax assets.
Australian Carbon Pricing Framework. On July 16, 2014, Australia's Senate voted to repeal the legislation, which was retrospectively abolished from July 1, 2014. The Australian government's carbon pricing framework originally commenced on July 1, 2012, with an initial carbon price of $23.00 Australian dollars per tonne of carbon dioxide equivalent emissions, scheduled to escalate by 2.5% per year for inflation over a three year period and transition to an emissions trading scheme after June 30, 2015. All of our Australian operations were impacted by the fugitive emissions portion of the framework (defined as the methane and carbon dioxide which escapes into the atmosphere when coal is mined and gas is produced). Net of transition benefits, we recognized expense of approximately $40 million and $15 million in 2013 and 2012, respectively, related to this framework. Accordingly, we anticipate a modest improvement in our future operating costs and expenses as a result of the repeal of this legislation.

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
Proposed Rules for Regulating Carbon Dioxide Emissions From Existing Fossil Fuel-Fired EGUs. On June 2, 2014, the EPA issued and later formally published for comment proposed rules for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs under section 111(d) of the CAA. The public comment period on the proposed rules has been extended by the EPA to December 1, 2014. The proposed rules would require that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders. Individual states would have to submit their proposed plans to the EPA by June 30, 2016. Overall, the proposed rules would attempt to achieve by 2020 a nationwide carbon dioxide reduction of 25% from 2005 baseline emissions and, by 2030, a reduction of 30% from 2005 baseline emissions. The EPA has indicated that it intends to adopt final rules by not later than June 1, 2015. We believe that any final rules issued by the EPA will be challenged.
Judicial Challenge to the EPA’s Greenhouse Gas (GHG) Regulations. On October 15, 2013, the U.S. Supreme Court agreed to review the federal government’s power to regulate GHGs from fixed sources. Six petitions were accepted for review, but a single question was being considered: “Whether the EPA permissibly determined that its regulation of GHG emissions from new motor vehicles triggered permitting requirements under the CAA for stationary sources that emit greenhouse gases.” The U.S. Supreme Court decision issued on June 23, 2014 reversed, in part, and affirmed, in part, the 2012 decision of the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) that upheld the EPA's series of CAA GHG-related regulations. Specifically, the court held that the EPA exceeded its statutory authority when it interpreted the CAA to require Prevention of Significant Deterioration (PSD) and Title V permitting for stationary sources based on their potential GHG emissions. The court noted, however, that the EPA permissibly determined that a source already subject to the PSD program because of its emission of conventional pollutants may be required to limit its GHG emissions by employing the best available control technology for GHGs. Published sources indicate that most of the greenhouse gas emissions that the EPA’s challenged rules contemplated regulating may continue to be regulated after the U.S. Supreme Court’s decision is given effect. Motions by industry groups, certain states, environmental groups and the EPA have since been filed in the D.C. Circuit regarding the effect of the U.S. Supreme Court's decision on existing EPA regulations regarding GHG emissions, with industry groups and certain states asserting that the EPA must undertake new rulemaking if it wishes to regulate the GHG emission sources that the U.S. Supreme Court decided were within the EPA's authority to regulate, and the EPA and environmental groups contending that no new rulemaking is required.
Two separate challenges to the EPA’s new and existing source rules have been filed by an industry plaintiff. The suits involve (1) the EPA’s alleged failure to comply with the requirements of the CAA that impose a duty on the agency to assess and consider the job implications of the agency’s regulatory actions and (2) whether the CAA prohibits the EPA from regulating under Section 111(d) sources that are regulated under Section 112.
Cross State Air Pollution Rule (CSAPR). On July 6, 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions was to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While the CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and, on December 30, 2011, the D.C. Circuit stayed the rule and advised that the EPA was expected to continue administering the Clean Air Interstate Rule until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a two to one decision, concluding that the rule was beyond the EPA's statutory authority. The U.S. Supreme Court on April 29, 2014 reversed the D.C. Circuit and upheld the CSAPR, remanding the cases for further proceedings consistent with the Court's opinion, which acknowledged the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. On October 23, 2014, the D.C. Circuit lifted its stay of the CSAPR and scheduled the case for oral argument on March 11, 2015.

Mercury and Air Toxics Standards (MATS). On December 16, 2011, the EPA announced the MATS rule and published it in the Federal Register on February 16, 2012. The MATS rulemaking collectively revised the NSPS for nitrogen oxides, sulfur dioxides and particulate matter for new and modified coal-fueled electricity generating plants, and imposed Maximum Achievable Control Technology (MACT) emission limits on hazardous air emissions from new and existing coal-fueled and oil-fueled electric generating plants. The rule provides three years for compliance and a possible fourth year as a state permitting agency may deem necessary. Some utilities have been moving forward with installation of equipment necessary to comply with MATS, and the EPA and states have been granting additional time beyond the 2015 deadline (but no more than one extra year) for facilities that need more time to upgrade and complete those installations. The rule could result in the retirement of certain older coal plants. The D.C. Circuit upheld the NSPS portion of the rulemaking in a unanimous decision on March 11, 2014, and upheld the limits on hazardous air emissions against all challenges on April 15, 2014, in a two-to-one decision. Industry groups and a number of states have filed seeking review of the D.C. Circuit decision in the U.S. Supreme Court.
Long-Term Outlook
While strong supplies and declining seaborne coal prices have tempered near-term expectations, our long-term outlook for international coal market segments is positive, particularly in the Asia-Pacific region. We expect global thermal and metallurgical coal demand to rise in the aggregate by approximately 550 million tonnes between 2013 and 2016, led by urbanization and industrialization trends in China and India, and that approximately 250 gigawatts of new global coal-fueled generation will be built during that time. Though we anticipate that seaborne coal supply will also continue to grow during this period, we expect that growth to be outpaced by improved demand, leading to eventual balancing.
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
Liquidity and Capital Resources
Capital Resources
Our primary sources of cash are proceeds from the sale of our coal production to customers and cash provided by our trading and brokerage activities. To a lesser extent, we also generate cash from the sale of non-strategic assets, including coal reserves and surface lands, borrowings under our committed credit facilities and, from time to time, the issuance of securities.
Cash and Cash Equivalents. We hold cash balances within the U.S. and in several other locations around the world. As of September 30, 2014, approximately $320 million of our cash was held by U.S. entities, with the remaining balance held by foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. We do not expect restrictions or potential taxes on the repatriation of amounts held by our foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Liquidity. In addition to cash and cash equivalents, our liquidity includes the available balances from our $1.65 billion revolving credit facility (the 2013 Revolver) under the 2013 Credit Facility and an accounts receivable securitization program. Our available liquidity was $2.3 billion as of September 30, 2014, which was substantially comprised of $1.5 billion available for borrowing under the 2013 Revolver (net of outstanding letters of credit of $114.8 million), $466.5 million in cash and cash equivalents and $247.4 million of available capacity from our accounts receivable securitization program.
Proceeds from the Sale of Non-Strategic Assets. In January 2014, the Company sold a non-strategic exploration tenement asset in Australia in exchange for cash proceeds of $62.6 million.  In May 2014, we entered into an agreement to sell the Wilkie Creek Mine in Australia, which agreement we terminated during the third quarter of 2014 because the potential buyer was unable to meet its subsequent obligations for closing.
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
We have various bilateral credit and liquidity arrangements with banks, lenders and other counterparties that we use to support the ongoing requirements of our operations, where possible. This credit support is generally provided on an uncommitted basis and is subject to be repriced, or the related capacity reduced or withdrawn, with limited or no notice by such counterparties.

We expect our cash flows from operations and available liquidity will be sufficient to meet our anticipated capital requirements during the remainder of 2014 and 2015. That expectation is predicated, in part, on the assumption that we will continue to have access to a substantial portion of our maximum borrowing capacity under the 2013 Revolver, if needed in the future. Refer to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of circumstances that could limit our access to such funds.
In addition, we routinely monitor capital and financial market conditions to evaluate the availability of alternative financing sources, including our ability to offer and sell securities under our shelf registration statement. Our ability to obtain external financing and the cost of such financing is affected by our credit ratings, which are periodically reviewed by the three major credit rating agencies. In recent months, each of the three agencies downgraded our corporate credit rating by one notch due, in part, to continued weakness in seaborne coal prices. We continue to believe, based on our current financial condition and credit relationships, that we currently have the ability to access capital and financial markets, if needed. Any further adverse changes in our financial condition, liquidity or credit ratings or additional uncertainty in capital and financial markets could negatively impact our ability to access such funds and, in turn, reduce the availability of our cash flows to fund our ongoing operations and discretionary spending. The cost and availability of our bilateral credit and liquidity arrangements are also dependent on our credit profile and to the extent that our credit metrics deteriorate, such credit arrangements may become more costly and/or less available.
Additions to Property, Plant, Equipment and Mine Development. We evaluate our capital project portfolio on an ongoing basis and believe we have the appropriate flexibility to adjust our growth capital spending as appropriate based on any material changes in our cash flows from operations and liquidity position.
Additions to property, plant, equipment and mine development in 2014 have included and/or will continue to include expenditures associated with advancing the reserve development at the Gateway North Mine in the U.S. to replace production from the existing Gateway Mine as its reserves are exhausted in 2015, installing a new longwall to increase productivity at the Metropolitan Mine in Australia and converting the Moorvale Mine in Australia to owner-operator status, which was completed in the third quarter of 2014.
In response to the challenging global environment, we have sought to maintain a controlled, disciplined approach to capital spending in order to preserve liquidity. For 2014, we are now targeting full year capital expenditures of $200 million to $220 million, reflecting a decrease from our 2013 spend of $328.4 million and our previously disclosed 2014 targeted range of $210 million to $250 million. We expect to allocate approximately 70% of that target to maintaining the existing productive capacity of our global mining platform, with the remainder allotted to development and operational improvement projects. We currently plan to defer certain new and early-stage growth and development projects across our global platform to time periods beyond 2014 and continue to evaluate the timing associated with those projects based on changes in global coal supply and demand.
Federal Coal Lease Expenditures. During the nine months ended September 30, 2014, our cash used in investing activities included federal coal lease expenditures of $89.4 million related to our Western U.S. Mining segment operations. We anticipate that such expenditures will total approximately $280 million in 2014, with the remainder to be paid in the fourth quarter.
Total Indebtedness. Our total indebtedness as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
2013 Term Loan Facility due September 2020	$1,177.7	$1,185.4
7.375% Senior Notes due November 2016	650.0	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
7.875% Senior Notes due November 2026	247.6	247.5
Convertible Junior Subordinated Debentures due December 2066	381.7	379.7
Capital lease obligations	24.3	30.5
Other	1.4	0.9
Total Debt	$5,991.1	$6,002.4

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
Long-term Debt Covenants. Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants, with which we were in compliance as of September 30, 2014. We are permitted to pay dividends, buy and sell assets and make redemptions or repurchases of capital stock when in compliance with our financial covenants and customary default provisions (including compliance on a pro forma basis giving effect to such transactions), subject to certain restrictions imposed by the 2013 Credit Facility. That agreement also limits our ability to pay dividends from the top-level Gibraltar holding company of our Australian operations to our domestic subsidiaries in an amount in excess of $500 million per year. We do not expect the restrictions imposed by our debt covenants to have a material effect on our overall liquidity or financial condition for the foreseeable future.
Debt Prepayments and Repurchases. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.
During the nine months ended September 30, 2013, we voluntarily prepaid $167.0 million in aggregate principal amount of our previous term loan facility and repurchased $32.4 million of certain Australian private placement bonds with existing cash on hand and correspondingly recognized a loss on debt extinguishment of $5.4 million, which was classified in "Interest expense," in the unaudited condensed consolidated statement of operations for that period. During the nine months ended September 30, 2014, we did not make any debt payments in excess of scheduled maturities.
Dividends. We declared and paid quarterly dividends totaling $69.2 million in the nine months ended September 30, 2014. On October 23, 2014, our Board of Directors approved a dividend of $0.085 per share of common stock, payable on November 26, 2014. The declaration and payment of dividends in the future and the amount of those dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors deemed relevant by our Board of Directors.
Margin. As part of our trading and brokerage activities, we may be eligible to receive or required to post margin with an exchange or certain of our over-the-counter trading counterparties. The amount and timing of margin received or posted can vary with the volume of trades, market price volatility and trade settlements. Total net margin held at September 30, 2014 and December 31, 2013 was $14.9 million and $35.5 million, respectively. For the nine months ended September 30, 2014 and 2013, net cash flow from margin was a net outflow of $20.6 million and $57.2 million, respectively. Refer to Note 8. “Coal Trading” to the accompanying unaudited condensed consolidated financial statements for information surrounding the impact of a credit downgrade on our margin requirements.
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

Historical Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013, as reported in the accompanying unaudited condensed consolidated financial statements:

	Nine Months Ended		Increase (Decrease)
	September 30,		to Cash and Cash Equivalents
	2014	2013	$	%
	(Dollars in millions)
Net cash provided by operating activities	$250.1	$544.0	$(293.9)	(54.0)%
Net cash used in investing activities	(89.6)	(260.1)	170.5	65.6%
Net cash used in financing activities	(138.0)	(291.4)	153.4	52.6%
Net change in cash and cash equivalents	22.5	(7.5)	30.0	400.0%
Cash and cash equivalents at beginning of period	444.0	558.8	(114.8)	(20.5)%
Cash and cash equivalents at end of period	$466.5	$551.3	$(84.8)	(15.4)%
Operating Activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2014 compared to the same period in the prior year was driven by the following:

•	Lower operating results;

•	Aggregate payments to Patriot and the related VEBA in January 2014 made in connection with our 2013 settlement agreement with Patriot and the UMWA ($90.0 million); and

•
The timing of cash receipts related to customer receivables ($28.6 million, net of the effect of lower utilization of our accounts receivable securitization program compared to the prior year); partially offset by

•	The timing of disbursements associated with our accounts payable and certain accrued liabilities ($98.1 million); and

•	Lower cash outflows related to net margin held associated with our Trading and Brokerage activities ($36.6 million).
Investing Activities. The decrease in net cash used in investing activities for the nine months ended September 30, 2014 compared to the same period in the prior year was mainly due to:

•	Lower current year capital spending ($201.0 million, net of changes in accrued expenses related to capital expenditures); partially offset by

•	The timing of cash investing transactions with joint ventures and related parties ($40.2 million).
Financing Activities. The decrease in net cash used in financing activities for the nine months ended September 30, 2014 compared to the same period in the prior year was reflective of:

•
Lower long-term debt payments, net of proceeds ($181.5 million), due mainly to the impact of $199.4 million in aggregate voluntary debt repayments and repurchases remitted during the nine months ended September 30, 2013; partially offset by

•	Funds reserved for the payment of dividends to noncontrolling interests related to the Sumiseki litigation ($42.5 million); and

•	Consent fees paid in June 2014 in connection with our Debentures consent solicitation ($10.1 million).
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

Accounts Receivable Securitization. We have an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through a wholly owned, bankruptcy-remote subsidiary (Seller). At September 30, 2014, we had $247.4 million remaining capacity available under our securitization program. Under the securitization program, we contribute trade receivables of most of our U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, we, as servicer of the assets, collect the receivables on behalf of the Conduits for a nominal servicing fee. We utilize proceeds from the sale of our accounts receivable as an alternative to short-term borrowings under the Revolver portion of our Credit Facility, effectively managing our overall borrowing costs and providing an additional source of working capital. The securitization program was renewed in May 2013 and will expire in April 2016.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. The reduction in accounts receivable as a result of securitization activity with the Conduits was $25.0 million and $100.0 million at September 30, 2014 and December 31, 2013, respectively.
Securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because cash received from the Conduits upon the sale of receivables, as well as cash received from the Conduits upon the ultimate collection of receivables, are not subject to significantly different risks given the short-term nature of our trade receivables.
Patriot Bankruptcy Reorganization. As part of our 2013 settlement agreement reached with Patriot and the UMWA, we have provided $135.7 million of credit support to Patriot. Approximately $100 million of this credit support ends in 2018.  As of September 30, 2014, $81.4 million of this credit support took the form of surety bonds issued for the benefit of Patriot beneficiaries; $31.9 million of this credit support took the form of corporate guarantees to Patriot beneficiaries; and $22.4 million of this credit support took the form of letters of credit issued for the benefit of Patriot beneficiaries. A total of $50.7 million of the credit support (all in the form of surety bonds) relates to Patriot’s Coal Act obligations that we agreed to fund at the time of the Patriot spin-off pursuant to the Coal Act Liabilities Assumption Agreement and to Patriot’s Federal Black Lung obligations.
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
As previously noted, we have various bilateral credit and liquidity arrangements with banks, lenders and other counterparties that are generally provided on an uncommitted basis and are subject to be repriced, or the related capacity reduced or withdrawn, with limited or no notice by such counterparties. The cost and availability of such arrangements depend, in part, on our credit profile. To the extent that our creditworthiness, as determined by such counterparties, deteriorates, such credit arrangements may become more costly and/or less available.
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

Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our critical accounting policies remain unchanged at September 30, 2014.
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
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 18. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On October 24, 2008, we announced that our Board of Directors approved an amendment to the then existing share repurchase program to authorize repurchases of up to $1.0 billion of the then outstanding shares of our common stock (Repurchase Program). The Repurchase Program does not have an expiration date and may be discontinued at any time. Through September 30, 2014, we have repurchased a total of 7.7 million shares under the Repurchase Program at a cost of $299.6 million ($199.8 million and $99.8 million in 2008 and 2006, respectively), leaving $700.4 million available for share repurchases under the Repurchase Program. Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. No share repurchases were made under the Repurchase Program during the nine months ended September 30, 2014 or 2013.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2014	6,552	$16.37	—	$700.4
August 1 through August 31, 2014	—	—	—	700.4
September 1 through September 30, 2014	—	—	—	700.4
Total	6,552	$16.37	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock, which are not part of the Repurchase Program.
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

Item 4. Mine Safety Disclosures.
Safety is a core value and is integrated into all areas of our business. Our goal is to provide a workplace that is incident free. We believe that it is our responsibility to provide a safe and healthy work environment. We seek to achieve this goal by: setting clear expectations about safe work practices and training employees and contractors in those practices; holding ourselves and others accountable for a safe and healthy work environment; modeling and reinforcing behaviors that support safety and health best practices and our values; promoting processes to identify and manage risks, transparently reporting and investigating incidents and losses to develop effective corrective actions to prevent recurrence; and seeking ways to continually improve our safety and health standards and culture. We also believe personal accountability is key and expect every employee to commit to our safety goals and governing principles.
As part of our efforts, we collaborate with the Mine Safety and Health Administration (MSHA) and other government agencies to identify and test emerging safety technologies. We also partner with other companies and certain governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protection for employees. We are currently exploring, implementing or using leading technology to assist with proximity detection and fatigue monitoring.
Our "Safety a Way of Life Management System" has been designed to set clear and consistent expectations for safety and health across our business. It aligns to the National Mining Association's CORESafety® framework and encompasses three fundamental areas: leadership and organization, safety and health risk management and assurance.
We use several metrics to measure our safety performance and primarily benchmark our performance based on our incidence rate, which is monitored through our safety tracking systems and represents the number of injuries that occurred for each 200,000 employee hours worked. It is computed as the number of injury occurrences (MSHA reportable injury degree codes 1 through 6) divided by the number of employee hours worked and multiplied by 200,000 [(number of injury occurrences ÷ number of employee hours worked) x 200,000]. Since MSHA is a branch of the U.S. Department of Labor, its jurisdiction applies only to our U.S. mines. While not required by U.S. law, we also track incidence rates for our Australian mines using similar criteria.
Commensurate with MSHA reporting guidelines, our U.S. incidence rate presented below reflects activity from our full-time employees at our operating sites and, beginning in 2014, our temporary employees at those sites, and excludes contractors. Certain of our Australian mines are operated by a contract miner; therefore, our Australia incidence rate includes activity from contractors. Both our U.S. and Australia incidence rates presented below exclude the impact of personnel from sales and administrative offices. Notwithstanding these reporting guidelines, we do continually monitor safety performance across our global workforce for internal management purposes, including that of our office and contractor personnel omitted from the metrics presented below.
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
The following table reflects our incidence rates for the nine months ended September 30, 2014 and 2013 related to our mining operations:

	Nine Months Ended
	September 30,
	2014	2013
U.S.	1.50	0.96
Australia	1.61	2.77
Total Peabody Energy Corporation	1.55	1.85
As of November 5, 2014, MSHA's Mine Injury and Worktime Operators report for the nine months ended September 30, 2014 had not been published. The All Incidence Rate for the nine months ended September 30, 2013 was 3.42.

We monitor MSHA compliance using violations per inspection day (in the U.S. only), which is calculated as the total count of violations per five hour MSHA inspector day. Similar to historical incidence rates, historical violations per inspection day may be adjusted over time to reflect the final resolution of the underlying matters. For the nine months ended September 30, 2014 and 2013, our violations per inspection day were 0.60 and 0.58, respectively.
The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
See Exhibit Index at page 71 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	November 6, 2014	By:	/s/ MICHAEL C. CREWS
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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2014 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Filed herewith.