Form 10-Q
period 2015-03-31
PEABODY ENERGY CORP
filed 2015-05-05
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 277,778,608 shares of the registrant's common stock (par value of $0.01 per share) outstanding at May 1, 2015.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in millions, except per share data)
Revenues
Sales	$1,418.7	$1,470.2
Other revenues	119.2	156.6
Total revenues	1,537.9	1,626.8
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	1,321.6	1,394.8
Depreciation, depletion and amortization	147.5	157.2
Asset retirement obligation expenses	14.2	15.6
Selling and administrative expenses	49.4	59.5
Other operating (income) loss:
Net gain on disposal of assets	(0.1)	(9.8)
Loss from equity affiliates	3.1	6.6
Operating profit	2.2	2.9
Interest expense	106.6	103.3
Loss on early debt extinguishment	59.5	—
Interest income	(2.5)	(3.6)
Loss from continuing operations before income taxes	(161.4)	(96.8)
Income tax provision (benefit)	3.0	(52.5)
Loss from continuing operations, net of income taxes	(164.4)	(44.3)
(Loss) income from discontinued operations, net of income taxes	(8.9)	0.2
Net loss	(173.3)	(44.1)
Less: Net income attributable to noncontrolling interests	3.3	4.4
Net loss attributable to common stockholders	$(176.6)	$(48.5)

Loss from continuing operations:
Basic loss per share	$(0.62)	$(0.18)
Diluted loss per share	$(0.62)	$(0.18)

Net loss attributable to common stockholders:
Basic loss per share	$(0.65)	$(0.18)
Diluted loss per share	$(0.65)	$(0.18)

Dividends declared per share	$0.0025	$0.085
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in millions)
Net loss	$(173.3)	$(44.1)
Other comprehensive (loss) income, net of income taxes:
Net change in unrealized losses on available-for-sale securities (net of respective net tax benefits of $0.1 and $1.1)	(0.2)	(1.8)
Net unrealized (losses) gains on cash flow hedges (net of respective net tax (benefit) provision of ($1.2) and $68.9)
(Decrease) increase in fair value of cash flow hedges	(149.7)	116.2
Reclassification for realized losses included in net loss	94.0	5.6
Net unrealized (losses) gains on cash flow hedges	(55.7)	121.8
Postretirement plans and workers' compensation obligations (net of respective net tax benefits of $0.0 and $6.2)
Prior service cost for the period	—	(17.4)
Amortization of actuarial loss and prior service cost included in net loss	12.6	6.8
Postretirement plans and workers' compensation obligations	12.6	(10.6)
Foreign currency translation adjustment	(27.4)	16.5
Other comprehensive (loss) income, net of income taxes	(70.7)	125.9
Comprehensive (loss) income	(244.0)	81.8
Less: Comprehensive income attributable to noncontrolling interests	3.3	4.4
Comprehensive (loss) income attributable to common stockholders	$(247.3)	$77.4
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2015	December 31, 2014
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$637.1	$298.0
Accounts receivable, net of allowance for doubtful accounts of $15.5 at March 31, 2015 and $5.8 at December 31, 2014	431.4	563.1
Inventories	369.5	406.5
Assets from coal trading activities, net	61.8	57.6
Deferred income taxes	83.9	80.0
Other current assets	225.2	305.8
Total current assets	1,808.9	1,711.0
Property, plant, equipment and mine development, net	10,451.8	10,577.3
Deferred income taxes	1.1	0.7
Investments and other assets	889.9	902.1
Total assets	$13,151.7	$13,191.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$104.1	$21.2
Liabilities from coal trading activities, net	38.1	32.7
Accounts payable and accrued expenses	1,619.3	1,809.2
Total current liabilities	1,761.5	1,863.1
Long-term debt, less current portion	6,287.5	5,965.6
Deferred income taxes	86.4	89.1
Asset retirement obligations	731.8	722.3
Accrued postretirement benefit costs	782.6	781.9
Other noncurrent liabilities	992.8	1,042.6
Total liabilities	10,642.6	10,464.6
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of March 31, 2015 or December 31, 2014	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of March 31, 2015 or December 31, 2014	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of March 31, 2015 or December 31, 2014	—	—
Common Stock — $0.01 per share par value; 800.0 shares authorized; 289.0 shares issued and 277.8 shares outstanding as of March 31, 2015 and 285.7 shares issued and 271.7 shares outstanding as of December 31, 2014	2.9	2.9
Additional paid-in capital	2,393.0	2,383.3
Treasury stock, at cost — 11.2 shares as of March 31, 2015 and 14.0 shares as of December 31, 2014	(371.5)	(467.1)
Retained earnings	1,316.7	1,570.5
Accumulated other comprehensive loss	(835.5)	(764.8)
Peabody Energy Corporation stockholders’ equity	2,505.6	2,724.8
Noncontrolling interests	3.5	1.7
Total stockholders’ equity	2,509.1	2,726.5
Total liabilities and stockholders’ equity	$13,151.7	$13,191.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(173.3)	$(44.1)
Loss (income) from discontinued operations, net of income taxes	8.9	(0.2)
Loss from continuing operations, net of income taxes	(164.4)	(44.3)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	147.5	157.2
Noncash interest expense	7.3	5.9
Deferred income taxes	(3.6)	(69.9)
Share-based compensation for equity- and liability-classified awards	9.6	13.5
Net gain on disposal of assets	(0.1)	(9.8)
Loss from equity affiliates	3.1	6.6
Gains on previously monetized foreign currency hedge positions	(10.7)	(40.9)
Changes in current assets and liabilities:
Accounts receivable	116.1	47.5
Change in receivable from accounts receivable securitization program	15.0	55.0
Inventories	37.5	(42.7)
Net assets from coal trading activities	(3.8)	(5.7)
Other current assets	0.1	(5.5)
Accounts payable and accrued expenses	(178.9)	47.1
Asset retirement obligations	11.3	9.5
Accrued postretirement benefit costs	5.3	3.6
Accrued pension costs	7.6	5.4
Other, net	6.3	(5.6)
Net cash provided by continuing operations	5.2	126.9
Net cash used in discontinued operations	(1.8)	(72.8)
Net cash provided by operating activities	3.4	54.1
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(25.1)	(24.4)
Changes in accrued expenses related to capital expenditures	(11.3)	(18.3)
Proceeds from disposal of assets, net of notes receivable	2.1	99.8
Purchases of debt and equity securities	(7.3)	(2.0)
Proceeds from sales and maturities of debt and equity securities	10.1	0.4
Contributions to joint ventures	(114.6)	(151.8)
Distributions from joint ventures	113.6	138.2
Other, net	(3.2)	(2.2)
Net cash (used in) provided by investing activities	(35.7)	39.7
Cash Flows From Financing Activities
Proceeds from long-term debt	975.7	—
Repayments of long-term debt	(572.2)	(5.2)
Payment of deferred financing costs	(28.4)	—
Dividends paid	(0.7)	(23.1)
Other, net	(3.0)	(1.4)
Net cash provided by (used in) financing activities	371.4	(29.7)
Net change in cash and cash equivalents	339.1	64.1
Cash and cash equivalents at beginning of period	298.0	444.0
Cash and cash equivalents at end of period	$637.1	$508.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2014	$2.9	$2,383.3	$(467.1)	$1,570.5	$(764.8)	$1.7	$2,726.5
Net (loss) income	—	—	—	(176.6)	—	3.3	(173.3)
Net change in unrealized losses on available-for-sale securities (net of $0.1 net tax benefit)	—	—	—	—	(0.2)	—	(0.2)
Net unrealized losses on cash flow hedges (net of $1.2 net tax benefit)	—	—	—	—	(55.7)	—	(55.7)
Postretirement plans and workers’ compensation obligations (net of $0.0 net tax benefit)	—	—	—	—	12.6	—	12.6
Foreign currency translation adjustment	—	—	—	—	(27.4)	—	(27.4)
Dividends paid	—	—	—	(0.7)	—	—	(0.7)
Share-based compensation for equity-classified awards	—	9.1	—	—	—	—	9.1
Employee stock purchases	—	2.0	—	—	—	—	2.0
Repurchase of employee common stock relinquished for tax withholding	—	—	(1.9)	—	—	—	(1.9)
Defined contribution plan share contribution	—	(1.4)	97.5	(76.5)	—	—	19.6
Distributions to noncontrolling interests	—	—	—	—	—	(1.5)	(1.5)
March 31, 2015	$2.9	$2,393.0	$(371.5)	$1,316.7	$(835.5)	$3.5	$2,509.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)     Basis of Presentation
The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the Company) and its affiliates. Interests in subsidiaries controlled by the Company are consolidated and any outside shareholder interests are reflected as noncontrolling interests, except when the Company has an undivided interest in an unincorporated joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenues and expenses of the jointly controlled entities within each applicable line item of the unaudited condensed consolidated financial statements.  All intercompany transactions, profits and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the 2015 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2014 has been derived from the Company’s audited consolidated balance sheet at that date. The Company's results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2015.
The Company has classified items within discontinued operations in the unaudited condensed consolidated financial statements for disposals (by sale or otherwise) that have occurred prior to January 1, 2015 when the operations and cash flows of a disposed component of the Company were eliminated from the ongoing operations of the Company as a result of the disposal and the Company no longer had any significant continuing involvement in the operation of that component.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Discontinued Operations. In April 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance that raised the threshold for disposals to qualify as discontinued operations to a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Such a strategic shift may include the disposal of (1) a major geographical area of operations, (2) a major line of business, (3) a major equity method investment or (4) other major parts of an entity. Provided that the major strategic shift criterion is met, the new guidance does allow entities to have significant continuing involvement and continuing cash flows with the discontinued operation, unlike prior U.S. GAAP. The new standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The new guidance became effective prospectively for disposals that occur in interim and annual periods beginning on or after December 31, 2014 (January 1, 2015 for the Company). The adoption of the guidance beginning January 1, 2015 had no material effect on the Company's results of operations, financial condition, cash flows or financial statement presentation at that time. The ultimate impact on the Company's financial statements will depend on any prospective disposal activity.
Accounting Standards Not Yet Implemented
Deferring Financing Costs. On April 7, 2015, the FASB issued accounting guidance that requires deferred financing costs to be presented as a direct reduction from the related debt liability in the financial statements rather than as a separately recognized asset, as is the current requirement under U.S. GAAP. Under the new guidance, amortization of such costs will continue to be reported as interest expense. The new guidance will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company) and must be adopted on a retrospective basis. While the Company does not anticipate an impact to its results of operations, financial condition or cash flows in connection with the adoption of the guidance, there will be an impact on the presentation of the Company's condensed consolidated balance sheets. More specifically, the Company's condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 included aggregate deferred financing cost assets of $105.7 million and $78.7 million, respectively, that would instead be presented as a direct reduction to liabilities under the new guidance.

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
Under the originally issued standard, the new guidance will be effective for interim and annual periods beginning after December 15, 2016 (January 1, 2017 for the Company). On April 29, 2015, the FASB issued an exposure draft of a proposed standards update that would delay the effective date of the new revenue recognition standard by one year with early adoption permitted, but not before the original effective date. The FASB’s proposed deferral is not a final decision and will be subject to the FASB’s due process requirement, which includes a period for public comments. The standard allows for either a full retrospective adoption or a modified retrospective adoption. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
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
(3)    Asset Realization
The Company's mining and exploration assets and mining-related investments may be adversely affected by numerous uncertain factors that may cause the Company to be unable to recover all or a portion of the carrying value of those assets. As a result of various unfavorable conditions, including but not limited to sustained trends of weakness in U.S. and international seaborne coal market pricing and certain asset-specific factors, the Company recognized aggregate impairment charges of $154.4 million, $528.3 million and $910.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. For additional information surrounding those charges, refer to Note 2. "Asset Impairment and Mine Closures Costs" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
The Company generally does not view short-term declines subsequent to previous impairment assessments in thermal and metallurgical coal prices in the markets in which it sells its products as an indicator of impairment, such as the decline in benchmark pricing for seaborne metallurgical and thermal coal that occurred during the three months ended March 31, 2015. However, the Company generally does view a sustained trend of adverse changes in coal market pricing (for example, over periods exceeding one year) as a potential indicator of impairment and, because of the volatile and cyclical nature of U.S. and international seaborne coal markets, it is reasonably possible that such prices may not improve or decrease further in the near term, which may result in the need for future adjustments to the carrying value of the Company's long-lived mining assets and mining-related investments. The Company's assets whose recoverability and values are most sensitive to near-term pricing include mines in Australia with comparatively shorter remaining lives or those that have been capitalized in more recent periods at higher historical cost levels, and mining-related investments. These assets had an aggregate carrying value of approximately $475 million as of March 31, 2015. The Company conducted a review of those assets for recoverability as of March 31, 2015 and determined that no impairment charge was necessary as of that date.
(4)    Discontinued Operations
Discontinued operations include certain former Australian Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested legacy operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in millions)
Loss from discontinued operations before income taxes	$(8.9)	$(0.1)
Income tax benefit	—	(0.3)
(Loss) income from discontinued operations, net of income taxes	$(8.9)	$0.2
There were no significant revenues from discontinued operations during the three months ended March 31, 2015 and 2014.
Assets and Liabilities of Discontinued Operations
The carrying amounts of assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Assets:
Other current assets	$0.2	$0.3
Investments and other assets	16.1	16.3
Total assets classified as discontinued operations	$16.3	$16.6

Liabilities:
Accounts payable and accrued expenses	$12.1	$12.5
Other noncurrent liabilities	117.1	109.8
Total liabilities classified as discontinued operations	$129.2	$122.3
Settlement Agreement with Patriot and the UMWA. Pursuant to the definitive settlement agreement reached in 2013 with Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot) and the United Mine Workers of America (UMWA) on behalf of itself, its represented Patriot employees and its represented Patriot retirees, the Company remitted a payment of $70 million to Patriot in January 2014. Refer to Note 17. "Commitments and Contingencies" for additional details surrounding that settlement agreement.
Wilkie Creek Mine. In December 2013, the Company ceased production and started reclamation of the Wilkie Creek Mine in Queensland, Australia. On June 30, 2014, Queensland Bulk Handling Pty Ltd (QBH) commenced litigation against Peabody (Wilkie Creek) Pty Limited, the indirect wholly-owned subsidiary of the Company that owns the Wilkie Creek Mine, alleging breach of a Coal Port Services Agreement (CPSA) between the parties. Included in "(Loss) income from discontinued operations, net of income taxes" for the three months ended March 31, 2015 is a $7.6 million charge related to that litigation. Refer to Note 17. "Commitments and Contingencies" for additional information surrounding the QBH matter.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)     Investments
Investments in available-for-sale securities at March 31, 2015 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
Federal government securities	$5.6	$—	$—	$5.6
U.S. corporate bonds	3.4	—	—	3.4
Noncurrent:
Marketable equity securities	6.2	—	(0.5)	5.7
Federal government securities	28.0	0.2	—	28.2
U.S. corporate bonds	15.6	0.1	—	15.7
Total	$58.8	$0.3	$(0.5)	$58.6
Investments in available-for-sale securities at December 31, 2014 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
U.S. corporate bonds	$11.2	$—	$—	$11.2
Noncurrent:
Marketable equity securities	6.2	—	—	6.2
Federal government securities	32.0	—	—	32.0
U.S. corporate bonds	12.4	—	—	12.4
Total	$61.8	$—	$—	$61.8
The Company classifies its investments as short-term if, at the time of purchase, remaining maturities are greater than three months and up to one year. Such investments are included in "Other current assets" in the condensed consolidated balance sheets. Investments with remaining maturities of greater than one year are classified as long-term and are included in "Investments and other assets" in the condensed consolidated balance sheets. The Company’s investments in marketable equity securities consist of an investment in Winsway Enterprises Holdings Limited (Winsway). Those equity securities are included in "Investments and other assets" in the condensed consolidated balance sheets.
Contractual maturities for available-for-sale investments in debt securities at March 31, 2015 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale debt securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$9.0	$9.0
Due in one to five years	43.6	43.9
Total	$52.6	$52.9
Proceeds from sales and maturities of debt securities amounted to $10.1 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The Company realized net gains of less than $0.1 million during each of the three months ended March 31, 2015 and 2014 associated with those sales and maturities using the specific identification method. Purchases of debt securities amounted to $7.3 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)     Inventories
Inventories as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Materials and supplies	$137.1	$143.6
Raw coal	76.1	115.0
Saleable coal	156.3	147.9
Total	$369.5	$406.5
Materials and supplies inventories presented above have been shown net of reserves of $4.9 million and $4.6 million as of March 31, 2015 and December 31, 2014, respectively.
(7)     Derivatives and Fair Value Measurements
Risk Management — Non-Coal Trading Activities
The Company is exposed to several risks in the normal course of business, including (1) foreign currency exchange rate risk for non-U.S. dollar expenditures and balances, (2) price risk on commodities produced by and utilized in the Company's mining operations and (3) interest rate risk on long-term debt. To the extent possible, the Company manages commodity price risk related to the sale of coal (excluding coal trading activities), using long-term coal supply agreements (those with terms longer than one year), rather than using derivative instruments. Derivative financial instruments are used to manage the Company's risk exposure to prices of certain commodities used in production, foreign currency exchange rates and, from time to time, interest rates. These risks are actively monitored for compliance with the Company's risk management policies.
Foreign Currency Hedges. The Company is exposed to foreign currency exchange rate risk, primarily on Australian dollar expenditures made in its Australian Mining segment. This risk is managed using forward contracts and options designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted foreign currency expenditures.
Diesel Fuel Hedges. The Company is exposed to commodity price risk associated with diesel fuel utilized in production in the U.S. and Australia. This risk is managed using derivatives, primarily swaps, and to a lesser extent using cost pass-through contracts. The Company generally designates the swap contracts as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted diesel fuel purchases.
Explosives Hedges. The Company is also exposed to commodity price risk associated with explosives utilized in production in the U.S. and Australia. From time to time, this risk is managed through the use of derivatives, primarily swaps. This risk is also managed through the use of cost pass-through contracts. When swap contracts are used, the Company generally designates those contracts as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted explosives purchases. As of March 31, 2015, the Company had no swaps in place associated with explosives hedges.
Interest Rate Swaps. The Company is exposed to interest rate risk on its fixed rate and variable rate long-term debt. From time to time, the Company manages the interest rate risk associated with the fair value of its fixed rate borrowings using fixed-to-floating interest rate swaps to effectively convert a portion of the underlying cash flows on the debt into variable rate cash flows. The Company designates these swaps as fair value hedges, with the objective of hedging against adverse changes in the fair value of the fixed rate debt that results from market interest rate changes. In addition, from time to time, interest rate risk associated with the Company’s variable rate borrowings is managed using floating-to-fixed interest rate swaps. The Company designates these swaps as cash flow hedges, with the objective of reducing the variability of cash flows associated with market interest rate changes. As of March 31, 2015, the Company had no interest rate swaps in place.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at March 31, 2015:

	Notional Amount by Year of Maturity
	Total	2015	2016	2017
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$2,731.1	$1,201.1	$1,007.0	$523.0
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	244.2	95.4	89.5	59.3

	Instrument Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value of Net Liability
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$2,731.1	$—	$—	$(461.8)
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	244.2	—	—	(155.2)
Based on the net fair value of the Company’s non-coal trading commodity contract hedge positions held in “Accumulated other comprehensive loss” at March 31, 2015, the Company expects to reclassify net unrealized losses associated with the Company's diesel fuel hedge programs of approximately $91 million from comprehensive income into earnings over the next 12 months. Based on net unrealized losses associated with the Company's foreign currency hedge contract portfolio, as partially offset by unrecognized realized gains related to foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012 held in "Accumulated other comprehensive loss" at March 31, 2015, the net loss expected to be reclassified from comprehensive income to earnings over the next twelve months associated with that hedge program is approximately $287 million. As these realized and unrealized gains and losses are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings are expected to partially offset the effect of any changes in the hedged exposure related to the underlying transactions, when realized.
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
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s non-coal trading hedges during the three months ended March 31, 2015 and 2014:

		Three Months Ended March 31, 2015
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(18.3)	$(31.7)	$1.5
Foreign currency forward contracts	Operating costs and expenses	—	(136.1)	(73.6)	—
Total		$—	$(154.4)	$(105.3)	$1.5

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $10.7 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Three Months Ended March 31, 2014
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	(Loss) gain recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(8.5)	$(2.2)	$(0.2)
Foreign currency forward contracts	Operating costs and expenses	—	175.6	(18.8)	—
Total		$—	$167.1	$(21.0)	$(0.2)

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $40.9 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

Cash Flow Presentation. The Company classifies the cash effects of its non-coal trading derivatives within the "Cash Flows From Operating Activities" section of the unaudited condensed consolidated statements of cash flows.
Offsetting and Balance Sheet Presentation
The Company's non-coal trading derivative financial instruments are transacted in over-the-counter (OTC) markets with financial institutions under International Swaps and Derivatives Association (ISDA) Master Agreements. Those agreements contain symmetrical default provisions which allow for the net settlement of amounts owed by either counterparty in the event of default or contract termination. The Company offsets its non-coal trading asset and liability derivative positions on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Other current assets,” “Investments and other assets,” “Accounts payable and accrued expenses” and “Other noncurrent liabilities." Though the symmetrical default provisions associated with the Company's non-coal trading derivatives exist at the overall counterparty level across its foreign currency and diesel fuel hedging strategy derivative contract portfolios, the Company's accounting policy is to apply counterparty offsetting separately within those derivative contract portfolios for presentation in the condensed consolidated balance sheets because that application is more consistent with the fact that the Company generally net settles its non-coal trading derivatives with each counterparty by derivative contract portfolio on a routine basis.
The classification and amount of non-coal trading derivative financial instruments presented on a gross and net basis as of March 31, 2015 and December 31, 2014 are presented in the tables that follow.

	Fair Value of Assets as of March 31, 2015
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
	(Dollars in millions)
Current Assets:
Commodity swap contracts	$1.7	$(1.7)	$—
Total	$1.7	$(1.7)	$—

Noncurrent Assets:
Commodity swap contracts	$0.5	$(0.5)	$—
Total	$0.5	$(0.5)	$—

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value of Liabilities as of March 31, 2015
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
	(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$92.6	$(1.7)	$90.9
Foreign currency forward contracts	290.8	—	290.8
Total	$383.4	$(1.7)	$381.7

Noncurrent Liabilities:
Commodity swap contracts	$64.8	$(0.5)	$64.3
Foreign currency forward contracts	171.0	—	171.0
Total	$235.8	$(0.5)	$235.3

Financial Instrument	Fair Value of Liabilities Presented in the Condensed Consolidated Balance Sheet as of December 31, 2014 (1)
(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$100.1
Foreign currency forward contracts	241.0
Total	$341.1

Noncurrent Liabilities:
Commodity swap contracts	$67.0
Foreign currency forward contracts	169.0
Total	$236.0

(1)	All commodity swap contracts and foreign currency forward contracts were in a liability position as of December 31, 2014.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$27.6	$31.0	$—	$58.6
Commodity swap contracts	—	(155.2)	—	(155.2)
Foreign currency contracts	—	(461.8)	—	(461.8)
Total net financial assets (liabilities)	$27.6	$(586.0)	$—	$(558.4)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$26.1	$35.7	$—	$61.8
Commodity swap contracts	—	(167.1)	—	(167.1)
Foreign currency contracts	—	(410.0)	—	(410.0)
Total net financial assets (liabilities)	$26.1	$(541.4)	$—	$(515.3)
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
The Company did not have any transfers between levels during the three months ended March 31, 2015 or 2014 for its non-coal trading positions. The Company’s policy is to value transfers between levels using the beginning of period valuation.
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2015 and December 31, 2014:

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

The carrying amounts and estimated fair values of the Company’s long-term debt are summarized as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$6,391.6	$4,706.3	$5,986.8	$5,227.9

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
The Company includes instruments associated with coal trading transactions as a part of its trading book. Trading revenues from such transactions are recorded in “Other revenues” in the unaudited condensed consolidated statements of operations and include realized and unrealized gains and losses on derivative instruments, including those that arise from coal deliveries related to contracts accounted for on an accrual basis under the normal purchases and normal sales exception. Therefore, the Company has elected the trading exemption surrounding disclosure of its coal trading activities.
Trading revenues recognized during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
Trading Revenues by Type of Instrument	2015	2014
	(Dollars in millions)
Commodity futures, swaps and options	$38.6	$35.6
Physical commodity purchase/sale contracts	(21.9)	(14.6)
Total trading revenues	$16.7	$21.0
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
The gross fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset of $39.3 million and $44.3 million as of March 31, 2015 and December 31, 2014, respectively. Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive loss” at March 31, 2015, unrealized gains to be reclassified from comprehensive income to earnings over the next 12 months are expected to be approximately $39 million. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the effect of the realized underlying transactions in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting and Balance Sheet Presentation
The Company's coal trading assets and liabilities include financial instruments, such as swaps, futures and options, cleared through various commodities exchanges, which involve the daily net settlement of closed positions. The Company must post cash collateral, known as variation margin, on exchange-cleared positions that are in a net liability position and receives variation margin when in a net asset position. The Company also transacts in coal trading financial swaps and options through OTC markets with financial institutions and other non-financial trading entities under ISDA Master Agreements, which contain symmetrical default provisions. Certain of the Company's coal trading agreements with OTC counterparties also contain credit support provisions that may periodically require the Company to post, or entitle the Company to receive, initial and variation margin. Physical coal and freight-related purchase and sale contracts included in the Company's coal trading assets and liabilities are executed pursuant to master purchase and sale agreements that also contain symmetrical default provisions and allow for the netting and setoff of receivables and payables that arise during the same time period. The Company offsets its coal trading asset and liability derivative positions, and variation margin related to those positions, on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Assets from coal trading activities, net” and “Liabilities from coal trading activities, net."
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of March 31, 2015 and December 31, 2014 is set forth below:

Affected line item in the condensed consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation margin (held) posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of March 31, 2015
Assets from coal trading activities, net	$379.6	$(277.5)	$(40.3)	$61.8
Liabilities from coal trading activities, net	(322.3)	277.5	6.7	(38.1)
Total, Net	$57.3	$—	$(33.6)	$23.7

	Fair Value as of December 31, 2014
Assets from coal trading activities, net	$342.5	$(248.3)	$(36.6)	$57.6
Liabilities from coal trading activities, net	(285.0)	248.3	4.0	(32.7)
Total, Net	$57.5	$—	$(32.6)	$24.9

(1)	None of the net variation margin held at March 31, 2015 and December 31, 2014 related to cash flow hedges.
See Note 7. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s non-coal trading activities.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$(1.4)	$35.1	$—	$33.7
Physical commodity purchase/sale contracts	—	(12.2)	2.2	(10.0)
Total net financial (liabilities) assets	$(1.4)	$22.9	$2.2	$23.7

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$(0.2)	$32.6	$—	$32.4
Physical commodity purchase/sale contracts	—	(9.6)	2.1	(7.5)
Total net financial (liabilities) assets	$(0.2)	$23.0	$2.1	$24.9
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the quantitative unobservable inputs utilized in the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of March 31, 2015:

	Range		Weighted
Input	Low	High	Average
Quality adjustments	5%	12%	9%
Location differentials	10%	21%	19%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in millions)
Beginning of period	$2.1	$2.1
Total gains realized/unrealized:
Included in earnings	0.5	1.8
Settlements	(0.4)	(1.7)
End of period	$2.2	$2.2
The following table summarizes the changes in net unrealized gains relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in millions)
Changes in net unrealized gains (1)	$0.5	$0.2

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

The Company did not have any significant transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or 2014, nor were there any transfers in or out of Level 3 during those periods. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
As of March 31, 2015, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Percentage of
Year of Expiration	Portfolio Total
2015	58%
2016	39%
2017	2%
2018	1%
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
At March 31, 2015, 68% of the Company’s credit exposure related to coal trading activities with investment grade counterparties, while 8% was with non-investment grade counterparties and 24% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at March 31, 2015 and December 31, 2014, would have amounted to collateral postings to counterparties of approximately $36 million and $31 million, respectively. As of March 31, 2015 and December 31, 2014, no collateral was posted to counterparties for such positions.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level, as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. In 2015, two of the three major credit rating agencies downgraded the Company's corporate credit rating. The Company was not required to post additional collateral as a direct result of these downgrades for its derivative trading instruments. Even if a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties for these derivative trading instruments would have been zero at March 31, 2015 and December 31, 2014 based on the aggregate fair value of all derivative trading instruments with such features. As of March 31, 2015, the Company had posted $1.0 million to counterparties to support such derivative trading instruments, while no collateral was posted as of December 31, 2014.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At March 31, 2015 and December 31, 2014, the Company held net variation margin of $33.6 million and $32.6 million, respectively.
In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts and by certain of its OTC arrangements to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of March 31, 2015 and December 31, 2014, the Company had posted initial margin of $18.8 million and $15.2 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. The Company also posted $4.2 million and $6.1 million of margin in excess of the required variation and initial margin discussed above as of March 31, 2015 and December 31, 2014, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)     Financing Receivables
The Company's total financing receivables as of March 31, 2015 and December 31, 2014 consisted of the following:

Balance Sheet Classification	March 31, 2015	December 31, 2014
	(Dollars in millions)
Investments and other assets	$323.5	$347.2
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables outstanding as of March 31, 2015.
Codrilla Mine Project. In 2011, a wholly-owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of a portion of its 85% interest in the Codrilla Mine Project to the other participants of the Coppabella Moorvale Joint Venture, afterward retaining 73.3% ownership.The final outstanding installment payment of 40% of the sale price is due upon the earlier of the mine's first coal shipment or a specified date. The sales agreement was amended in the second quarter of 2013 to delay the specified date from March 31, 2015 to June 30, 2016. There are currently no indications of impairment on the remaining installment and the Company expects to receive full payment by June 30, 2016. The remaining balance associated with these receivables was recorded in "Investments and other assets" in the condensed consolidated balance sheets, which balance totaled $26.0 million and $27.6 million at March 31, 2015 and December 31, 2014, respectively.
Middlemount Mine. The Company periodically makes loans to the Middlemount Mine joint venture (Middlemount), in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. Middlemount is required to pay down the loans as excess cash is generated pursuant to its shareholders’ agreement. The loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5% and expire on December 24, 2015. Based on the expected timing of repayment of these loans, which is projected to extend beyond the stated expiration date, the Company considers these loans to be of a long-term nature. As a result, the foreign currency impact related to the shareholder loans is included in foreign currency translation adjustment in the condensed consolidated balance sheets and the unaudited condensed consolidated statements of comprehensive income. As a result of the expected timing of interest repayments, interest income on these loans is recognized when cash is received. The Company recognized interest income related to these loans of $0.6 million and $1.4 million during the three months ended March 31, 2015 and 2014, respectively. Interest income under a full accrual basis would have resulted in additional interest income of $1.5 million and $1.7 million during the three months ended March 31, 2015 and 2014, respectively. The carrying value of these loans of $297.5 million and $319.6 million was reflected in "Investments and other assets" in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

(10)	Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Land and coal interests	$11,029.8	$11,021.1
Buildings and improvements	1,599.3	1,569.1
Machinery and equipment	2,662.2	2,685.7
Less: Accumulated depreciation, depletion and amortization	(4,839.5)	(4,698.6)
Total, net	$10,451.8	$10,577.3
(11)  Income Taxes
The Company’s income tax provision of $3.0 million and income tax benefit of $52.5 million for the three months ended March 31, 2015 and 2014, respectively, included tax benefits related to the remeasurement of foreign income tax accounts of $0.2 million and $1.4 million, respectively. The Company's effective tax rate before remeasurement for the three months ended March 31, 2015 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax expense more than offset by reductions from percentage depletion, foreign rate differential and changes in valuation allowance.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)     Long-term Debt
The Company’s total indebtedness as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
2013 Term Loan Facility due September 2020	$1,172.6	$1,175.1
7.375% Senior Notes due November 2016	83.1	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
10.00% Senior Secured Second Lien Notes due March 2022	975.8	—
7.875% Senior Notes due November 2026	247.7	247.6
Convertible Junior Subordinated Debentures due December 2066	383.0	382.3
Capital lease obligations	20.0	22.2
Other	1.0	1.2
Total	$6,391.6	$5,986.8
The carrying amounts of the 2013 Term Loan Facility due September 2020, the 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes), the 7.875% Senior Notes due November 2026 and the Convertible Junior Subordinated Debentures due December 2066 have been presented above net of the respective unamortized original issue discounts.
Other than as described in the following section, there were no significant changes to the Company's long-term debt subsequent to December 31, 2014. Information regarding the Company's long-term debt is outlined in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
2013 Credit Facility Amendment
On February 5, 2015, the Company entered into the Omnibus Amendment Agreement (the First Amendment) related to its secured credit agreement dated September 24, 2013 (as amended, the 2013 Credit Facility). The 2013 Credit Facility provides for a $1.65 billion revolving credit facility (the 2013 Revolver) and a $1.20 billion term loan facility (the 2013 Term Loan Facility).
The Company's obligations under the 2013 Credit Facility are guaranteed by the Company and substantially all of its domestic subsidiaries and are secured by (1) a pledge of 65% of the stock of Peabody Investments (Gibraltar) Limited, a holding company for the Australian operations of the Company, (2) a pledge of the stock of Peabody IC Funding Corp., whose assets are substantially comprised of intercompany debt owed to it by Peabody IC Holdings LLC, a holding company whose sole asset is intercompany debt owed to it by the top-level Gibraltar subsidiary of the Company’s Australian platform, an entity which previously owed such debt directly to Peabody IC Funding Corp. and (3) after the effectiveness of the First Amendment, substantially all of the Company’s U.S. assets and 65% of the equity interests of its first-tier foreign subsidiaries, subject to certain exceptions. Under the 2013 Credit Facility, the amount of such obligations that are secured by Principal Property and Capital Stock (each as is defined in the indentures for the Company's 6.00%, 6.25%, 6.50%, 7.375% and 7.875% Senior Notes (collectively, the Senior Notes)) is limited in order for the Company to utilize the general liens basket in the Company's Senior Notes indentures.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the pledge of certain collateral, among other things, the First Amendment:

•
amended the financial maintenance covenants to provide the Company with greater financial flexibility by lowering the minimum interest coverage ratio and increasing the maximum net first lien secured leverage ratio for the term of the 2013 Credit Facility;

•	amended the liens covenant to allow for second lien debt issuances, so long as the Company remains in compliance with the 2013 Credit Facility;

•
amended certain other negative covenants to (1) reduce the annual cash dividend payments basket to a maximum of $27.5 million (with carryforward permitted), (2) reduce the additional general restricted payments basket, which includes dividends, stock repurchases and certain investments, to a maximum of $100.0 million (though the Company may also make restricted payments using another basket whose size is based on, among other things, positive earnings during the term of the agreement) and (3) further limit the Company’s ability to incur liens, incur debt and make investments; and

•	provided for certain additional mandatory prepayments including with the net cash proceeds of certain asset sales, subject to customary reinvestment rights.
The Company paid aggregate modification costs of $11.8 million related to the First Amendment during the three months ended March 31, 2015, which will be amortized over the remaining terms of the 2013 Revolver and the 2013 Term Loan Facility.
Senior Secured Second Lien Notes Offering
On March 16, 2015, the Company completed the offering of $1.0 billion aggregate principal amount of the Senior Secured Second Lien Notes. The notes were offered to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the Securities Act), and to non-U.S. persons in transactions outside the U.S. under Regulation S of the Securities Act.
The Senior Secured Second Lien Notes are secured by a second-priority lien on all of the assets that secure the Company's obligations under the 2013 Credit Facility on a first-lien basis, subject to permitted liens and other limitations. The Company's Senior Secured Second Lien Notes indenture contains a limit, consistent with the 2013 Credit Facility, on the amount of debt that may be secured by Principal Property and Capital Stock. For purposes of calculating the Principal Property limit, 15% of Specified Consolidated Net Tangible Assets (as that term is used in the related indenture) was approximately $1.7 billion as of March 31, 2015. Additionally, as of March 31, 2015, the book value of Principal Property was approximately $3.0 billion, the book value of property that did not constitute Principal Property was approximately $3.0 billion and the book value of 65% of the capital stock in the Company's first-tier foreign subsidiaries and 65% of the capital stock in Peabody Investments (Gibraltar) Limited was approximately $3.5 billion.
The Company used the net proceeds from the sale of the notes, in part, to fund the tender offer to purchase its 7.375% Senior Notes due November 2016 (the 2016 Senior Notes) and to redeem the aggregate principal amount that was not tendered in the tender offer. Additionally, the Company intends to use the remaining proceeds for general corporate purposes, which may include the payment of federal coal lease expenditures.
The Company must pay interest on the notes semi-annually on March 15 and September 15 of each year until maturity on March 15, 2022. The Company may redeem the Senior Secured Second Lien Notes at any time on or after March 15, 2018 at the redemption prices specified in the related indenture and, prior to that date, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus a make whole premium, in addition to any accrued and unpaid interest. Prior to March 15, 2018, the Company may also redeem up to 35% of the aggregate principal amount of the Senior Secured Second Lien Notes with the net cash proceeds from certain equity offerings.
The notes were issued at an issue price of 97.566% of principal amount, resulting in an original issue discount of $24.3 million that will be amortized ratably through maturity. The Company also incurred aggregate debt issuance costs of approximately $20.0 million related to the offering that will also be amortized over the life of the Senior Secured Second Lien Notes. Of that amount, $16.6 million was paid during the three months ended March 31, 2015, with remainder to be paid in the second quarter of 2015.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 Senior Notes Tender Offer and Redemption
Concurrently with the offering of the Senior Secured Second Lien Notes, the Company commenced a tender offer to repurchase the $650.0 million aggregate principal amount then outstanding of the 2016 Senior Notes. Consequently, the Company repurchased $566.9 million aggregate principal amount of the notes that were validly tendered and not validly withdrawn during the three months ended March 31, 2015. In connection with those repurchases, the Company recognized an aggregate loss on early debt extinguishment of $59.5 million in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2015. That charge was comprised of tender offer premiums paid of $58.2 million and the write-off of associated unamortized debt issuance costs of $1.3 million.
On March 16, 2015, the Company issued a notice of redemption with respect to any notes not tendered in the tender offer and subsequently redeemed the $83.1 million aggregate principal amount of the 2016 Senior Notes that remained outstanding as of March 31, 2015 on the redemption date of April 15, 2016. Because the notice of redemption was deemed irrevocable once mailed, the Company classified that amount in "Current portion of long-term debt" in the unaudited condensed consolidated balance sheet as of March 31, 2015. The Company recognized a loss on debt extinguishment of $8.4 million in April 2015 related to the redemption, comprised of aggregate make-whole premiums paid of $8.2 million and the write-off of associated unamortized debt issuance costs of $0.2 million.
(13) Pension and Postretirement Benefit Costs
Net periodic pension cost included the following components:

	Quarter Ended
	March 31,
	2015	2014
	(Dollars in millions)
Service cost for benefits earned	$0.6	$0.5
Interest cost on projected benefit obligation	10.1	11.3
Expected return on plan assets	(12.0)	(13.5)
Amortization of prior service cost and net actuarial loss	10.2	7.9
Net periodic pension cost	$8.9	$6.2
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of March 31, 2015, the Company's qualified plans were expected to be at or above the Pension Protection Act thresholds and will therefore avoid benefit restrictions and at-risk penalties for 2015. During the three months ended March 31, 2015, the Company contributed $1.0 million and $0.3 million, respectively, to its qualified and non-qualified pension plans. On August 8, 2014, the Highway and Transportation Funding Act of 2014 (HATFA) was signed into law, which extended pension funding stabilization provisions that were part of the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) passed on July 6, 2012. Under HATFA, the pension funding stabilization provisions temporarily increased the interest rates used to determine pension liabilities for purposes of minimum funding requirements through 2017. Similar to MAP-21, HATFA is not expected to change the Company's total required cash contributions over the long term, but is expected to reduce the Company's required cash contributions through 2017 if current interest rate levels persist. Based upon revised minimum funding requirements in accordance with HATFA, the Company expects to contribute approximately $6.0 million to its pension plans to meet minimum funding requirements for its qualified plans and benefit payments for its non-qualified plans in 2015.
Net periodic postretirement benefit cost included the following components:

	Quarter Ended
	March 31,
	2015	2014
	(Dollars in millions)
Service cost for benefits earned	$2.8	$3.1
Interest cost on accumulated postretirement benefit obligation	8.5	9.1
Amortization of prior service cost and net actuarial loss	4.5	3.9
Net periodic postretirement benefit cost	$15.8	$16.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2014, the Company increased its accumulated postretirement benefit obligation (included in “Accrued postretirement benefit costs”) by $27.6 million, with an offsetting pre-tax prior service cost adjustment recorded directly to “Accumulated other comprehensive loss.” The adjustment was a result of a plan change effective April 1, 2014 for certain plan participants' benefits no longer funded through a Medicare Advantage Program. The plan change did not affect participant benefits.
(14) Accumulated Other Comprehensive Loss
The following table sets forth the after-tax components of accumulated other comprehensive (loss) income and changes thereto recorded during the three months ended March 31, 2015:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Available-For-Sale Securities	Total Accumulated Other Comprehensive (Loss) Income
	(Dollars in millions)
December 31, 2014	$(111.5)	$(317.5)	$25.1	$(360.9)	$—	$(764.8)
Net change in fair value	—	—	—	(149.7)	(0.2)	(149.9)
Reclassification from other comprehensive income to earnings	—	14.1	(1.5)	94.0	—	106.6
Current period change	(27.4)	—	—	—	—	(27.4)
March 31, 2015	$(138.9)	$(303.4)	$23.6	$(416.6)	$(0.2)	$(835.5)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the three months ended March 31, 2015 and 2014:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive (loss)income components	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(6.2)	$(3.6)	Operating costs and expenses
Defined benefit pension plans	(8.3)	(6.2)	Operating costs and expenses
Defined benefit pension plans	(1.7)	(1.4)	Selling and administrative expenses
Insignificant items	2.1	1.0
	(14.1)	(10.2)	Total before income taxes
	—	3.8	Income tax benefit
	$(14.1)	$(6.4)	Total after income taxes

Prior service credit (cost) associated with postretirement plans:
Postretirement health care and life insurance benefits	$1.7	$(0.3)	Operating costs and expenses
Defined benefit pension plans	(0.2)	(0.3)	Operating costs and expenses
	1.5	(0.6)	Total before income taxes
	—	0.2	Income tax benefit
	$1.5	$(0.4)	Total after income taxes

Cash flow hedges:
Foreign currency forward contracts	$(73.6)	$(18.8)	Operating costs and expenses
Fuel and explosives commodity swaps	(30.2)	(2.4)	Operating costs and expenses
Coal trading commodity futures, swaps and options	13.3	17.8	Other revenues
Insignificant items	(0.2)	(0.1)
	(90.7)	(3.5)	Total before income taxes
	(3.3)	(2.1)	Income tax provision
	$(94.0)	$(5.6)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.
(15) Earnings per Share (EPS)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For all but the performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For the Company’s performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted. For further discussion of the Company’s share-based compensation awards, see Note 18. "Share-Based Compensation" to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
A conversion of the Debentures may result in payment for any conversion value in excess of the principal amount of the Debentures in the Company’s common stock. For diluted EPS purposes, potential common stock is calculated based on whether the market price of the Company’s common stock at the end of each reporting period is in excess of the conversion price of the Debentures. For a full discussion of the conditions under which the Debentures may be converted, the conversion rate to common stock and the conversion price, see Note 12. "Long-term Debt" to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The effect of the Debentures was excluded from the calculation of diluted EPS for all periods presented herein because to do so would have been anti-dilutive for those periods.
The computation of diluted EPS also excluded aggregate share-based compensation awards of approximately 9.4 million and 4.6 million for the three months ended March 31, 2015 and 2014, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2015	2014
	(In millions, except per share data)
EPS numerator:
Loss from continuing operations, net of income taxes	$(164.4)	$(44.3)
Less: Net income attributable to noncontrolling interests	3.3	4.4
Loss from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	(167.7)	(48.7)
Less: Earnings allocated to participating securities	—	0.3
Loss from continuing operations attributable to common stockholders, after allocation of earnings to participating securities	(167.7)	(49.0)
(Loss) income from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(8.9)	0.2
Net loss attributable to common stockholders, after earnings allocated to participating securities	$(176.6)	$(48.8)

EPS denominator:
Weighted average shares outstanding — basic and diluted	270.1	267.9

Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(0.62)	$(0.18)
Loss from discontinued operations	(0.03)	—
Net loss attributable to common stockholders	$(0.65)	$(0.18)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees
In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, no material claims have been made against these financial instruments. As of May 5, 2015, management does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the unaudited condensed consolidated balance sheet as of March 31, 2015.
Financial Instruments with Off-Balance Sheet Risk
As of March 31, 2015, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other (1)	Total
	(Dollars in millions)
Self bonding	$1,382.9	$—	$—	$—	$1,382.9
Surety bonds	322.8	104.4	91.9	11.4	530.5
Bank guarantees	367.2	—	—	112.9	480.1
Letters of credit	17.6	—	43.8	227.8	289.2
	$2,090.5	$104.4	$135.7	$352.1	$2,682.7

(1)
Other includes the $79.7 million in letters of credit related to Dominion Terminal Associates and TXU Europe Limited described below and an additional $272.4 million in bank guarantees, letters of credit and surety bonds related to collateral for road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which in the aggregate provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of March 31, 2015, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by four letters of credit totaling $42.7 million.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of March 31, 2015. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
As of March 31, 2015, one of the Company's wholly-owned captive insurance subsidiaries was party to a letter of credit arrangement for $32.8 million in relation to certain of its workers' compensation and other insurance-related obligations whereby that subsidiary has pledged $46.9 million of its investments in debt securities as collateral.  This arrangement reduces the letters of credit drawn on the Company's 2013 Credit Facility and effectively lowers the fees associated with the related letters of credit.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly owned, bankruptcy-remote subsidiary (Seller). At March 31, 2015, the Company had $34.1 million remaining capacity available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes trade receivables of most of the Company's U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the 2013 Revolver portion of the Company’s 2013 Credit Facility, effectively managing its overall borrowing costs and providing an additional source of working capital. The securitization program will expire in April 2016.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2015, the Company received total consideration of $1,016.7 million related to accounts receivable sold under the securitization program, including $698.1 million of cash up front from the sale of the receivables, an additional $147.8 million of cash upon the collection of the underlying receivables and $170.9 million that had not been collected at March 31, 2015 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $45.0 million and $30.0 million at March 31, 2015 and December 31, 2014, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.4 million for each of the three months ended March 31, 2015 and 2014, respectively.
Patriot Bankruptcy Reorganization
As part of the definitive settlement agreement reached in 2013 with Patriot and the UMWA, which agreement is discussed in Note 17. "Commitments and Contingencies," the Company has provided $121.5 million of credit support to Patriot. Approximately $85 million of this credit support ends in 2018.  As of March 31, 2015, $81.0 million of this credit support took the form of surety bonds issued for the benefit of Patriot beneficiaries; $18.1 million of this credit support took the form of corporate guarantees to Patriot beneficiaries and $22.4 million of this credit support took the form of letters of credit issued for the benefit of Patriot beneficiaries. Those surety bonds and letters of credit are included in the financial instruments with off-balance sheet risk table presented in this note, while the corporate guarantees are not. A total of $35.3 million of the credit support (all in the form of surety bonds) relates to certain of Patriot’s Coal Act obligations that the Company agreed to fund at the time of the Patriot spin-off pursuant to the Coal Act Liabilities Assumption Agreement and to Patriot’s Federal Black Lung obligations.
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
Other
Included in "Other noncurrent liabilities" in the Company's condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 is a liability of $44.7 million, related to reclamation, bonding and mine closure commitments provided on behalf of a third-party coal producer associated with a 2007 purchase of coal reserves and surface lands in the Illinois Basin.

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
(17) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2015, purchase commitments for capital expenditures were $31.5 million, all of which are obligated within the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 24 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Litigation Relating to Continuing Operations
Monto Coal Pty Limited, Monto Coal 2 Pty Ltd Limited and Macarthur Coal Limited. In October 2007, a statement of claim was delivered to Monto Coal Pty Ltd, a wholly-owned subsidiary of PEA-PCI, then Macarthur Coal Limited, and Monto Coal 2 Pty Ltd, an equity accounted investee, from the minority interest holders in the Monto Coal Joint Venture, alleging that Monto Coal 2 Pty Ltd breached the Monto Coal Joint Venture Agreement and Monto Coal Pty Ltd breached the Monto Coal Management Agreement. Monto Coal Pty Ltd is the manager of the Monto Coal Joint Venture pursuant to the Management Agreement. Monto Coal 2 Pty Ltd holds a 51% interest in the Monto Coal Joint Venture. The plaintiffs are Sanrus Pty Ltd, Edge Developments Pty Ltd and H&J Enterprises (Qld) Pty Ltd. An additional statement of claim was delivered to PEA-PCI in November 2010 from the same minority interest holders in the Monto Coal Joint Venture, alleging that PEA-PCI induced Monto Coal 2 Pty Ltd and Monto Coal Pty Ltd to breach the Monto Coal Joint Venture Agreement and the Monto Coal Management Agreement, respectively. The plaintiffs later amended their claim to allege damages for lost opportunities to sell their joint venture interest. These actions, which are pending before the Supreme Court of Queensland, Australia, seek damages from the three defendants collectively of amounts ranging from $15.0 million Australian dollars to $1.7 billion Australian dollars, plus interest and costs. The defendants dispute the claims and are vigorously defending their positions. Based on the Company's evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 17, 2014, the Court of Appeal upheld the Supreme Court's ruling (with a minor exception), finding Sumiseki was entitled to the disputed dividends plus interest and costs. In its ruling, the Court of Appeal noted that while payment of dividends is usually a matter for a company's directors, the Class B dividend is a mandatory dividend, regardless of any decision by the directors, and that the amount of the dividend is based on a percentage of the company's net profit, unless there is a legal prohibition that precludes the dividend being paid. Wambo filed an application for leave to appeal the ruling to the High Court of Australia, but the application was denied. Wambo has satisfied the terms of the Court of Appeal’s judgment, including the remittance of the restricted security previously posted with the court, and the litigation is over.
Eagle Mining, LLC Arbitration.  On May 3, 2013, Eagle Mining, LLC (Eagle) filed an arbitration demand against a Company subsidiary under a contract mining agreement, asserting various claims for damages.   An arbitration hearing was held in January 2014 before a single arbitrator.  As a result of the damages awarded to Eagle in arbitration, the Company recorded a charge of $15.6 million in "Operating costs and expenses" in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2014. On April 18, 2014, the Company subsidiary filed a petition to partially vacate and modify the arbitration award in the United States District Court for the Southern District of West Virginia, Charleston Division.
Queensland Bulk Handling Pty Ltd.  On June 30, 2014, QBH filed a statement of claim with the Supreme Court of Queensland, Australia, against Peabody (Wilkie Creek) Pty Limited, an indirect wholly-owned subsidiary of the Company, alleging breach of a CPSA between the parties.  QBH originally sought damages of $113.1 million Australian dollars, plus interest and costs.  However, it later altered its claim to seek a declaration that the Company subsidiary had exercised an option to renew the contract for a further term, and withdrew its claim for money damages.
On February 27, 2015, the Supreme Court of Queensland, Australia ruled that QBH and the Company subsidiary were bound to enter into a new CPSA upon substantially the same terms as the 2009 CPSA between them. Under the 2009 CPSA, QBH provided services to the Wilkie Creek Mine, which was closed in 2013. Under the court’s ruling, the term of the proposed new CPSA would commence January 1, 2015 and expire on December 31, 2026 and would require annual minimum payments of approximately $11.8 million Australian dollars. The Company subsidiary strongly disputes this finding and has filed a notice of appeal.
While the ultimate impact of the litigation is subject to a wide range of uncertainty, the Company recognized a liability of $7.6 million to discontinued operations for the three months ended March 31, 2015. That amount represents the low end of the range of loss that the Company considers probable. It is reasonably possible that additional exposure may exist up to and including the aggregate annual minimum payments required under the proposed CPSA noted above.
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
Environmental claims for remediation, past costs, future costs, and/or natural resource damages have been asserted against Gold Fields related to historical activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). CERCLA claims were asserted at 13 additional sites, bringing the total to 18, which have since been reduced to seven by completion of work, transfer or regulatory inactivity. The number of CERCLA sites alone is not a relevant measure of liability because the nature and extent of environmental concerns and costs varies by site, as does the estimated share of responsibility relative to other PRPs for Gold Fields or the former affiliate.
Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $67.0 million as of March 31, 2015 and $69.4 million as of December 31, 2014, of which $17.1 million and $19.4 million was reflected as a current liability, respectively, in the condensed consolidated balance sheets as of those dates. These amounts represent those costs that the Company believes are probable and reasonably estimable.

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
Settlement Agreement with Patriot and the UMWA. In 2012, Patriot filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 2013, the Company entered into a definitive settlement agreement with Patriot and the UMWA, on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all disputed issues related to Patriot’s bankruptcy.
In connection with the settlement agreement with Patriot and the UMWA, which became effective on December 18, 2013, the Company is required to provide total payments of $310.0 million, payable over four years through 2017, to partially fund the newly established voluntary employee beneficiary association (VEBA) and settle all Patriot and UMWA claims involving the Patriot bankruptcy. Those payments included an initial payment of $90.0 million made in January 2014, comprised of $70.0 million paid to Patriot and $20.0 million paid to the VEBA, and a payment of $75.0 million made in January 2015 to the VEBA. Subsequent payments will be made to the VEBA of $75.0 million in 2016 and $70.0 million in 2017.
Other
In June 2007, the New York Office of the Attorney General (NYAG) served a letter and subpoena on the Company, seeking information and documents relating to the Company's disclosure to investors of risks associated with possible climate change and related legislation and regulations. The Company believes it has made full and proper disclosure of these potential risks.  In late 2013, the NYAG submitted a letter to the Company requesting additional information and documents. The Company remains in regular communication with the NYAG and is continuing the process of complying with that request.
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
(18) Segment Information
The Company reports its results of operations primarily through the following reportable segments: “Australian Mining," “Western U.S. Mining,” “Midwestern U.S. Mining,” “Trading and Brokerage” and “Corporate and Other.” The Company’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. The Company defines Adjusted EBITDA as (loss) income from continuing operations before deducting net interest expense (including gains and losses on early debt extinguishment or modification); income taxes; asset retirement obligation expenses, depreciation, depletion and amortization; asset impairment and mine closure costs; charges for the settlement of claims and litigation related to previously divested operations and changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in millions)
Revenues:
Australian Mining	$548.2	$611.8
Western U.S. Mining	689.3	682.0
Midwestern U.S. Mining	275.7	303.0
Trading and Brokerage	16.7	21.0
Corporate and Other	8.0	9.0
Total	$1,537.9	$1,626.8

Adjusted EBITDA:
Australian Mining	$(24.5)	$1.8
Western U.S. Mining	182.6	173.9
Midwestern U.S. Mining	71.5	78.7
Trading and Brokerage	3.8	(1.9)
Corporate and Other	(67.8)	(75.6)
Total	$165.6	$176.9
A reconciliation of Adjusted EBITDA to consolidated loss from continuing operations, net of income taxes follows:

	Three Months Ended
	March 31,
	2015	2014
	(Dollars in millions)
Total Adjusted EBITDA	$165.6	$176.9
Depreciation, depletion and amortization	(147.5)	(157.2)
Asset retirement obligation expenses	(14.2)	(15.6)
Change in deferred tax asset valuation allowance related to equity affiliates	(0.3)	—
Amortization of basis difference related to equity affiliates	(1.4)	(1.2)
Interest expense	(106.6)	(103.3)
Loss on early debt extinguishment	(59.5)	—
Interest income	2.5	3.6
Income tax (provision) benefit	(3.0)	52.5
Loss from continuing operations, net of income taxes	$(164.4)	$(44.3)
(19)     Supplemental Guarantor/Non-Guarantor Financial Information
In accordance with the indentures governing the Senior Notes, certain 100% owned U.S. subsidiaries of the Company (each, a Guarantor Subsidiary) have fully and unconditionally guaranteed the Senior Notes, on a joint and several basis. The indentures governing the Senior Notes contain customary exceptions under which a guarantee of a Guarantor Subsidiary will terminate, including (a) the release or discharge of the guarantee of the Company’s 2013 Credit Facility by such Guarantor Subsidiary, except a discharge or release by or as a result of payment under such guarantee, (b) a sale or other disposition, by way of merger, consolidation or otherwise, of all of the capital stock of such Guarantor Subsidiary, and (c) the legal defeasance or discharge of the indentures. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the holders of the Senior Notes. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$944.8	$609.8	$(16.7)	$1,537.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	104.2	692.4	541.7	(16.7)	1,321.6
Depreciation, depletion and amortization	—	75.8	71.7	—	147.5
Asset retirement obligation expenses	—	7.4	6.8	—	14.2
Selling and administrative expenses	9.7	37.1	2.6	—	49.4
Other operating (income) loss:
Net gain on disposal of assets	—	(0.1)	—	—	(0.1)
(Income) loss from equity affiliates and investment in subsidiaries	(104.4)	1.2	1.9	104.4	3.1
Interest expense	108.0	1.7	2.6	(5.7)	106.6
Loss on early debt extinguishment	59.5	—	—	—	59.5
Interest income	(0.1)	(2.7)	(5.4)	5.7	(2.5)
(Loss) income from continuing operations before income taxes	(176.9)	132.0	(12.1)	(104.4)	(161.4)
Income tax provision	—	1.3	1.7	—	3.0
(Loss) income from continuing operations, net of income taxes	(176.9)	130.7	(13.8)	(104.4)	(164.4)
Income (loss) from discontinued operations, net of income taxes	0.3	(1.1)	(8.1)	—	(8.9)
Net (loss) income	(176.6)	129.6	(21.9)	(104.4)	(173.3)
Less: Net income attributable to noncontrolling interests	—	—	3.3	—	3.3
Net (loss) income attributable to common stockholders	$(176.6)	$129.6	$(25.2)	$(104.4)	$(176.6)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(176.6)	$129.6	$(21.9)	$(104.4)	$(173.3)
Other comprehensive (loss) income, net of income taxes	(70.7)	14.4	(32.7)	18.3	(70.7)
Comprehensive (loss) income	(247.3)	144.0	(54.6)	(86.1)	(244.0)
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.3	—	3.3
Comprehensive (loss) income attributable to common stockholders	$(247.3)	$144.0	$(57.9)	$(86.1)	$(247.3)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$976.4	$671.3	$(20.9)	$1,626.8
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	21.2	726.8	667.7	(20.9)	1,394.8
Depreciation, depletion and amortization	—	77.2	80.0	—	157.2
Asset retirement obligation expenses	—	8.6	7.0	—	15.6
Selling and administrative expenses	13.6	41.3	4.6	—	59.5
Other operating (income) loss:
Net gain on disposal of assets	—	(9.6)	(0.2)	—	(9.8)
(Income) loss from equity affiliates and investment in subsidiaries	(39.6)	0.6	6.0	39.6	6.6
Interest expense	105.7	1.6	1.4	(5.4)	103.3
Interest income	(0.1)	(2.4)	(6.5)	5.4	(3.6)
(Loss) income from continuing operations before income taxes	(100.8)	132.3	(88.7)	(39.6)	(96.8)
Income tax (benefit) provision	(52.0)	24.8	(25.3)	—	(52.5)
(Loss) income from continuing operations, net of income taxes	(48.8)	107.5	(63.4)	(39.6)	(44.3)
Income (loss) from discontinued operations, net of income taxes	0.3	(0.7)	0.6	—	0.2
Net (loss) income	(48.5)	106.8	(62.8)	(39.6)	(44.1)
Less: Net income attributable to noncontrolling interests	—	—	4.4	—	4.4
Net (loss) income attributable to common stockholders	$(48.5)	$106.8	$(67.2)	$(39.6)	$(48.5)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(48.5)	$106.8	$(62.8)	$(39.6)	$(44.1)
Other comprehensive income (loss), net of income taxes	125.9	9.9	(18.5)	8.6	125.9
Comprehensive income (loss)	77.4	116.7	(81.3)	(31.0)	81.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.4	—	4.4
Comprehensive income (loss) attributable to common stockholders	$77.4	$116.7	$(85.7)	$(31.0)	$77.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$500.3	$0.2	$136.6	$—	$637.1
Accounts receivable, net	0.3	—	431.1	—	431.4
Receivables from affiliates, net	622.7	—	82.1	(704.8)	—
Inventories	—	184.3	185.2	—	369.5
Assets from coal trading activities, net	—	54.5	7.3	—	61.8
Deferred income taxes	36.8	41.2	5.3	0.6	83.9
Other current assets	—	37.9	187.3	—	225.2
Total current assets	1,160.1	318.1	1,034.9	(704.2)	1,808.9
Property, plant, equipment and mine development, net	—	4,944.7	5,507.1	—	10,451.8
Deferred income taxes	—	19.9	—	(18.8)	1.1
Investments and other assets	9,777.2	3.9	584.7	(9,475.9)	889.9
Notes receivable from affiliates, net	—	1,619.1	—	(1,619.1)	—
Total assets	$10,937.3	$6,905.7	$7,126.7	$(11,818.0)	$13,151.7
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$95.1	$0.1	$8.9	$—	$104.1
Payables to affiliates, net	—	704.8	—	(704.8)	—
Liabilities from coal trading activities, net	—	13.6	24.5	—	38.1
Accounts payable and accrued expenses	566.0	567.1	485.6	0.6	1,619.3
Total current liabilities	661.1	1,285.6	519.0	(704.2)	1,761.5
Long-term debt, less current portion	6,275.5	6.3	5.7	—	6,287.5
Deferred income taxes	100.1	—	5.1	(18.8)	86.4
Notes payable to affiliates, net	1,032.6	—	586.5	(1,619.1)	—
Other noncurrent liabilities	362.4	1,757.4	387.4	—	2,507.2
Total liabilities	8,431.7	3,049.3	1,503.7	(2,342.1)	10,642.6
Peabody Energy Corporation stockholders’ equity	2,505.6	3,856.4	5,619.5	(9,475.9)	2,505.6
Noncontrolling interests	—	—	3.5	—	3.5
Total stockholders’ equity	2,505.6	3,856.4	5,623.0	(9,475.9)	2,509.1
Total liabilities and stockholders’ equity	$10,937.3	$6,905.7	$7,126.7	$(11,818.0)	$13,151.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$188.7	$1.2	$108.1	$—	$298.0
Accounts receivable, net	—	14.5	548.6	—	563.1
Receivables from affiliates, net	258.4	—	105.9	(364.3)	—
Inventories	—	191.8	214.7	—	406.5
Assets from coal trading activities, net	—	53.8	3.8	—	57.6
Deferred income taxes	64.5	8.6	6.9	—	80.0
Other current assets	—	44.5	261.3	—	305.8
Total current assets	511.6	314.4	1,249.3	(364.3)	1,711.0
Property, plant, equipment and mine development, net	—	5,005.2	5,572.1	—	10,577.3
Deferred income taxes	—	8.2	—	(7.5)	0.7
Investments and other assets	10,209.4	4.0	621.6	(9,932.9)	902.1
Notes receivable from affiliates, net	—	1,655.7	—	(1,655.7)	—
Total assets	$10,721.0	$6,987.5	$7,443.0	$(11,960.4)	$13,191.1
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$12.0	$0.1	$9.1	$—	$21.2
Payables to affiliates, net	—	364.3	—	(364.3)	—
Liabilities from coal trading activities, net	—	10.7	22.0	—	32.7
Accounts payable and accrued expenses	474.5	682.5	652.2	—	1,809.2
Total current liabilities	486.5	1,057.6	683.3	(364.3)	1,863.1
Long-term debt, less current maturities	5,951.6	6.3	7.7	—	5,965.6
Deferred income taxes	90.5	—	6.1	(7.5)	89.1
Notes payable to affiliates, net	1,033.4	—	622.3	(1,655.7)	—
Other noncurrent liabilities	434.2	1,717.4	395.2	—	2,546.8
Total liabilities	7,996.2	2,781.3	1,714.6	(2,027.5)	10,464.6
Peabody Energy Corporation stockholders’ equity	2,724.8	4,206.2	5,726.7	(9,932.9)	2,724.8
Noncontrolling interests	—	—	1.7	—	1.7
Total stockholders’ equity	2,724.8	4,206.2	5,728.4	(9,932.9)	2,726.5
Total liabilities and stockholders’ equity	$10,721.0	$6,987.5	$7,443.0	$(11,960.4)	$13,191.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(204.6)	$131.3	$78.5	$5.2
Net cash used in discontinued operations	(0.3)	(0.4)	(1.1)	(1.8)
Net cash (used in) provided by operating activities	(204.9)	130.9	77.4	3.4
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(16.2)	(8.9)	(25.1)
Changes in accrued expenses related to capital expenditures	—	(7.1)	(4.2)	(11.3)
Proceeds from disposal of assets, net of notes receivable	—	2.1	—	2.1
Purchases of debt and equity securities	—	—	(7.3)	(7.3)
Proceeds from sales and maturities of debt and equity securities	—	—	10.1	10.1
Contributions to joint ventures	—	—	(114.6)	(114.6)
Distributions from joint ventures	—	—	113.6	113.6
Other, net	—	(1.2)	(2.0)	(3.2)
Net cash used in investing activities	—	(22.4)	(13.3)	(35.7)
Cash Flows From Financing Activities
Proceeds from long-term debt	975.7	—	—	975.7
Repayments of long-term debt	(569.9)	—	(2.3)	(572.2)
Payment of deferred financing costs	(28.4)	—	—	(28.4)
Dividends paid	(0.7)	—	—	(0.7)
Other, net	0.1	(1.7)	(1.4)	(3.0)
Transactions with affiliates, net	139.7	(107.8)	(31.9)	—
Net cash provided by (used in) financing activities	516.5	(109.5)	(35.6)	371.4
Net change in cash and cash equivalents	311.6	(1.0)	28.5	339.1
Cash and cash equivalents at beginning of period	188.7	1.2	108.1	298.0
Cash and cash equivalents at end of period	$500.3	$0.2	$136.6	$637.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$108.5	$49.6	$(31.2)	$126.9
Net cash (used in) provided by discontinued operations	(72.0)	(1.1)	0.3	(72.8)
Net cash provided by (used in) operating activities	36.5	48.5	(30.9)	54.1
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(9.2)	(15.2)	(24.4)
Changes in accrued expenses related to capital expenditures	—	(1.1)	(17.2)	(18.3)
Proceeds from disposal of assets, net of notes receivable	—	12.7	87.1	99.8
Purchases of debt and equity securities	—	—	(2.0)	(2.0)
Proceeds from sales and maturities of debt and equity securities	—	—	0.4	0.4
Contributions to joint ventures	—	—	(151.8)	(151.8)
Distributions from joint ventures	—	—	138.2	138.2
Other, net	—	(0.6)	(1.6)	(2.2)
Net cash provided by investing activities	—	1.8	37.9	39.7
Cash Flows From Financing Activities
Repayments of long-term debt	(3.0)	—	(2.2)	(5.2)
Dividends paid	(23.1)	—	—	(23.1)
Other, net	1.1	(1.7)	(0.8)	(1.4)
Transactions with affiliates, net	(15.6)	(48.7)	64.3	—
Net cash (used in) provided by financing activities	(40.6)	(50.4)	61.3	(29.7)
Net change in cash and cash equivalents	(4.1)	(0.1)	68.3	64.1
Cash and cash equivalents at beginning of period	300.7	0.3	143.0	444.0
Cash and cash equivalents at end of period	$296.6	$0.2	$211.3	$508.1

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Notice Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or our future financial performance, including, without limitation, the section captioned “Outlook” in this Item 2. We use words such as “anticipate,” “believe,” “expect,” “may,” "forecast," “project,” “should,” “estimate,” “plan,” "outlook," "target," "likely," "will," "to be" or other similar words to identify forward-looking statements.
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

•	supply and demand for our coal products;

•	price volatility and customer procurement practices, particularly in international seaborne products and in our trading and brokerage businesses;

•	impact of alternative energy sources, including, but not limited to, natural gas and renewables;

•	global steel demand and the downstream impact on metallurgical coal prices;

•	impact of weather and natural disasters on demand and production;

•	reductions and/or deferrals of purchases by major customers and our ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of take-or-pay arrangements for rail and port commitments for the delivery of coal;

•	successful implementation of business strategies;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	adequate liquidity and the cost, availability and access to capital and financial markets;

•	ability to appropriately secure our obligations for reclamation, federal and state workers' compensation, federal coal leases and other obligations related to our operations;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•
legislation, regulations and court decisions or other government actions, including, but not limited to, new environmental and mine safety requirements, changes in income tax regulations, sales-related royalties or other regulatory taxes and changes in derivatives laws and regulations;

•	litigation, including, but not limited to, claims not yet asserted;

•	terrorist attacks or security threats, including, but not limited to, cybersecurity threats;

•	impacts of pandemic illnesses; and

•	other factors, including, but not limited to, those discussed in Part II, Item 1. "Legal Proceedings" and Part II, Item 1A. "Risk Factors."

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect our results contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.
Overview
We are the world’s largest private sector coal company. As of March 31, 2015, we owned interests in 26 active coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 25 of those mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts through trading and business offices in Australia, China, Germany, India, Indonesia, Singapore, the United Kingdom and the U.S. (listed alphabetically).
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
The principal business of the Western and Midwestern U.S. Mining segments is the mining, preparation and sale of thermal coal. In the U.S., we typically supply thermal coal to domestic electricity generators and industrial customers for power generation under long-term contracts, with a portion sold as seaborne exports when market conditions warrant.
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
We continue to support clean coal technology development and Btu Conversion projects that are designed to expand the uses of coal, including the GreenGen project in China and the FutureGen 2.0 project in Illinois.
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

Adjusted EBITDA is defined as (loss) income from continuing operations before deducting net interest expense (including gains and losses on early debt extinguishment or modification); income taxes; asset retirement obligation expenses; depreciation, depletion and amortization; asset impairment and mine closure costs; charges for the settlement of claims and litigation related to previously divested operations and changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates. Adjusted EBITDA is the primary metric used by management to measure our segments’ operating performance and we believe it is useful to external users of our financial statements in comparing our current results with those of prior and future periods and in evaluating our operating performance without regard to our capital structure or the cost basis of our assets.
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
A reconciliation of Adjusted EBITDA to its most comparable measure under U.S. GAAP is included in Note 18. "Segment Information" of the accompanying unaudited condensed consolidated financial statements. Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS are reconciled to their most comparable measures under U.S. GAAP in the sections that follow.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Summary
Demand for seaborne metallurgical coal for the three months ended March 31, 2015 was adversely impacted by a 1.8% decrease in worldwide steel production compared to the same period in the prior year, according to data recently published by the World Steel Association (WSA). Policy measures in China aimed toward supporting the domestic coal industry also limited imports during the period. Such measures, along with a lack of growth in global electricity generation from coal have also hampered demand for seaborne thermal coal thus far in 2015.
These adverse demand factors and the impact of excess supply have continued to weigh on international coal prices. Benchmark pricing for seaborne premium high quality hard coking coal (HQHCC), premium low volatile pulverized coal injections products (LV PCI) and thermal coal originating from Newcastle, Australia (NEWC) for the first quarter of 2015 and 2014 were as follows (on a per tonne basis):

Contract Commencement Month:	HQHCC		Price Decrease	LV PCI		Price Decrease	NEWC		Price Decrease
	2015	2014	%	2015	2014	%	2015	2014	%
January	$117	$143	(18.2)%	$99	$116	(14.7)%	$70	$87	(19.5)%
In the U.S., electricity generation from coal decreased 14% during the three months ended March 31, 2015 compared to the same period in 2014, according to the U.S. Energy Information Administration (EIA). U.S. electricity generation from coal was diminished during that period from lower heating-degree days due to mild winter weather and coal-to-gas switching due to relatively lower natural gas prices. In spite of those factors, tons sold from our U.S. mining platform were slightly higher compared to the prior year due to the offsetting impacts of improved rail performance in the U.S. Powder River Basin.
Our revenues decreased during the three months ended March 31, 2015 compared to the same period in the prior year ($88.9 million) primarily due to lower realized pricing, partially offset by an overall increase in tons sold from our mining platform.

In order to mitigate the impact of lower coal pricing, we have continued to drive operational efficiencies, optimize production across our mining platform and control expenses at all levels of the organization, resulting in a decrease in our operating costs and expenses and selling and administrative expenses of $73.2 million and $10.1 million, respectively, for the three months ended March 31, 2015 compared to the prior year. Overall, Adjusted EBITDA of $165.6 million reflected a decrease of $11.3 million during the three months ended March 31, 2015 compared to the same period in the prior year. Net results attributable to common stockholders also decreased in the three months ended March 31, 2015 compared to the same periods in the prior year ($128.1 million). In addition to lower Adjusted EBITDA, those results also reflected an adverse impact from income taxes, debt extinguishment charges related to the early refinancing of a substantial portion of our 7.375% Senior Notes due 2016 (the 2016 Notes) during the first quarter of 2015, and unfavorable results from discontinued operations, partially offset by lower depreciation, depletion and amortization.
As of March 31, 2015, our available liquidity was approximately $2.2 billion. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Volumes
	2015	2014	Tons	%
	(Tons in millions)
Australian Mining	8.8	8.2	0.6	7.3%
Western U.S. Mining	41.9	41.5	0.4	1.0%
Midwestern U.S. Mining	5.9	6.2	(0.3)	(4.8)%
Total tons sold from mining segments	56.6	55.9	0.7	1.3%
Trading and Brokerage	4.0	5.4	(1.4)	(25.9)%
Total tons sold	60.6	61.3	(0.7)	(1.1)%
Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Revenues
	2015	2014	$	%
	(Dollars in millions)
Australian Mining	$548.2	$611.8	$(63.6)	(10.4)%
Western U.S. Mining	689.3	682.0	7.3	1.1%
Midwestern U.S. Mining	275.7	303.0	(27.3)	(9.0)%
Trading and Brokerage	16.7	21.0	(4.3)	(20.5)%
Corporate and Other	8.0	9.0	(1.0)	(11.1)%
Total revenues	$1,537.9	$1,626.8	$(88.9)	(5.5)%
Australian Mining. Revenues from our Australian Mining segment decreased during the three months ended March 31, 2015 compared to the same period in the prior year primarily due to lower coal prices ($116.8 million), partially offset by the favorable impact of changes in volume and mix ($53.2 million). The increase in production volumes reflected the second quarter 2014 ramp up of longwall top coal caving technology (LTCC) at our North Goonyella Mine, partially offset by downtimes related to a first quarter 2015 longwall move at our Metropolitan Mine. Metallurgical coal sales from the segment totaled 3.8 million and 3.2 million tons for the three months ended March 31, 2015 and 2014, respectively.
Western U.S. Mining. The increase in Western U.S. Mining segment revenues for the three months ended March 31, 2015 compared to the same period in the prior year was driven by higher realized coal prices ($27.0 million) and higher volumes. Those benefits were largely offset by a shift in regional production mix toward the lower-priced U.S. Powder River Basin, with our higher-priced Colorado production decreasing. Volumes benefited from improved rail performance compared to the prior year.

Midwestern U.S. Mining. Segment revenues were adversely impacted during the three months ended March 31, 2015 compared to the same period in the prior year by an unfavorable volume and mix variance ($14.2 million) due to milder winter weather and the first quarter 2014 cessation of production at our Viking-Corning Pit Mine. Midwestern U.S. Mining segment revenues were also affected compared to the prior period by lower realized coal prices ($13.1 million) due to the effect of contract price re-openers and the renewal of sales contracts at less favorable prices.
Trading and Brokerage. The decline in Trading and Brokerage segment revenues for the three months ended March 31, 2015 compared to the same period in the prior year reflected a decrease in physical volumes shipped due to the timing of contract realizations and lower mark-to-market earnings from financial contract trading.
Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			Increase (Decrease)
	Three Months Ended		to Segment Adjusted
	March 31,		EBITDA
	2015	2014	$	%
	(Dollars in millions)
Australian Mining	$(24.5)	$1.8	$(26.3)	(1,461.1)%
Western U.S. Mining	182.6	173.9	8.7	5.0%
Midwestern U.S. Mining	71.5	78.7	(7.2)	(9.1)%
Trading and Brokerage	3.8	(1.9)	5.7	300.0%
Segment Adjusted EBITDA	$233.4	$252.5	$(19.1)	(7.6)%
Australian Mining. The decline in Australian Mining segment Adjusted EBITDA during the three months ended March 31, 2015 compared to the same period in the prior year reflected lower coal pricing, net of sales-related costs ($108.5 million). That adverse pricing variance was partially offset by (1) improved longwall performance from our underground mines driven by LTCC issues experienced at the North Goonyella Mine in the prior year ($56.4 million), (2) the impact on prior year results of expenses associated with Australia's carbon pricing framework that was repealed in July 2014 ($12.7 million), (3) improved productivity from our Moorvale Mine due to the owner-operator conversion completed in the third quarter of 2014 ($12.1 million) and (4) the benefit of higher sales volumes. The negative Adjusted EBITDA realization from our Australia Mining segment for the three months ended March 31, 2015 reflected a positive contribution from the operating sites within that segment ($61.9 million), which was more than offset by losses from foreign currency and diesel fuel hedging ($86.4 million).
Western U.S. Mining. The increase in Western U.S. Mining segment Adjusted EBITDA during the three months ended March 31, 2015 compared to the same period in the prior year was driven by higher pricing, net of sales-related costs ($19.9 million), partially offset by an unfavorable net volume and mix variance from a shift in production toward the U.S. Powder River Basin ($13.2 million).
Midwestern U.S. Mining. The decrease in Midwestern U.S. Mining segment Adjusted EBITDA for the three months ended March 31, 2015 compared to the same period in the prior year was driven by lower realized coal prices, net of sales-related costs ($11.1 million) and lower volumes ($6.8 million). Those factors were partially offset by lower commodity pricing, net of hedging results ($5.6 million), and the favorable effect of mine sequencing at certain surface operations.
Trading and Brokerage. Trading and Brokerage segment Adjusted EBITDA increased year-over-year during the three months ended March 31, 2015. The impact of lower revenues described above was more than offset by the impact of a $15.6 million charge recorded in the first quarter of 2014 related to the Eagle Mining, LLC arbitration. Refer to Note 17. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information related to that matter.

Loss From Continuing Operations Before Income Taxes
The following table presents loss from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2015	2014	$	%
	(Dollars in millions)
Segment Adjusted EBITDA	$233.4	$252.5	$(19.1)	(7.6)%
Corporate and Other Adjusted EBITDA	(67.8)	(75.6)	7.8	10.3%
Subtotal - Adjusted EBITDA	165.6	176.9	(11.3)	(6.4)%
Depreciation, depletion and amortization	(147.5)	(157.2)	9.7	6.2%
Asset retirement obligation expenses	(14.2)	(15.6)	1.4	9.0%
Amortization of basis difference related to equity affiliates	(1.4)	(1.2)	(0.2)	(16.7)%
Deferred tax asset valuation allowance expense	(0.3)	—	(0.3)	n.m.
Interest expense	(106.6)	(103.3)	(3.3)	(3.2)%
Loss on early debt extinguishment	(59.5)	—	(59.5)	n.m.
Interest income	2.5	3.6	(1.1)	(30.6)%
Loss from continuing operations before income taxes	$(161.4)	$(96.8)	$(64.6)	(66.7)%
Results from continuing operations before income taxes declined for the three months ended March 31, 2015 compared to the same period in the prior year. Those changes reflected the decreases in Segment Adjusted EBITDA discussed above and an early debt extinguishment charge recognized in the first quarter of 2015, partially offset by lower depreciation, depletion and amortization and an improvement in Corporate and Other Adjusted EBITDA.
Corporate and Other Adjusted EBITDA. The following table presents a summary of Corporate and Other Adjusted EBITDA results during the three months ended March 31, 2015 and 2014:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2015	2014	$	%
	(Dollars in millions)
Resource management activities (1)	$1.2	$9.5	$(8.3)	(87.4)%
Selling and administrative expenses	(49.4)	(59.5)	10.1	17.0%
Other items, net (2)	(19.6)	(25.6)	6.0	23.4%
Corporate and Other Adjusted EBITDA	$(67.8)	$(75.6)	$7.8	10.3%

(1)	Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.

(2)
Includes results from equity affiliates (before the impact of related changes in deferred tax asset valuation allowance and amortization of basis difference), costs associated with past mining activities, certain coal royalty expenses, gains (losses) on certain asset disposals and expenses related to our other commercial activities.

Resource management earnings decreased during the three months ended March 31, 2015 compared to the same period in the prior year due to reduced gains from the disposal of non-core assets. That decline reflected first quarter 2014 gains on sales of surplus lands in the Midwestern U.S. ($7.2 million). The reduction in selling and administrative expenses during the three months ended March 31, 2015 compared to the prior year largely reflected the impact of our ongoing cost containment programs.

The improvement in "Other items, net" during the three months ended March 31, 2015 compared to the same period in the prior year was driven by a favorable change in results from equity affiliates (before the impact of related changes in deferred tax asset valuation allowance and amortization of basis difference) ($4.0 million) driven by operational improvements realized at the Middlemount Mine and favorable changes in foreign currency exchange rates, which more than offset lower coal pricing.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2015	2014	$	%
	(Dollars in millions)
Australian Mining	$(70.7)	$(79.0)	$8.3	10.5%
Western U.S. Mining	(51.0)	(52.9)	1.9	3.6%
Midwestern U.S. Mining	(19.1)	(17.5)	(1.6)	(9.1)%
Trading and Brokerage	(0.1)	(0.2)	0.1	50.0%
Corporate and Other	(6.6)	(7.6)	1.0	13.2%
Total	$(147.5)	$(157.2)	$9.7	6.2%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended
	March 31,
	2015	2014
Australian Mining	$3.61	$4.25
Western U.S. Mining	0.73	0.73
Midwestern U.S. Mining	0.44	0.47
The decrease in depreciation, depletion and amortization expense during the three months ended March 31, 2015 compared to the same period in the prior year was predominantly driven by lower expense from our Australian Mining segment. That decrease reflected a reduction in the asset base at one of our mines due to further impairment charges recognized in the fourth quarter of 2014, the cessation of mining at our Eaglefield Mine in the fourth quarter of 2014 due to the exhaustion of reserves at the site and a shift in production mix toward lower depletion rate reserves.
Interest Expense. The increase in interest expense for the three months ended March 31, 2015 compared to the same period in the prior year reflected higher interest rates, as compared with previously outstanding debt, related to the $1.0 billion aggregate principal amount of 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes) issued in March 2015.
Loss on Early Debt Extinguishment. The loss on early debt extinguishment charges recorded during the three months ended March 31, 2015 related to the repurchase of $566.9 million aggregate principal amount of our 2016 Notes.
Loss from Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2015	2014	$	%
	(Dollars in millions)
Loss from continuing operations before income taxes	$(161.4)	$(96.8)	$(64.6)	(66.7)%
Income tax provision (benefit)	3.0	(52.5)	(55.5)	(105.7)%
Loss from continuing operations, net of income taxes	$(164.4)	$(44.3)	$(120.1)	(271.1)%

Results from continuing operations, net of income taxes, declined for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to lower before-tax earnings and the effect of income taxes.
Income Tax Provision (Benefit). The year-over-year negative effect of income taxes was driven by:

•
The impact of royalty allowance benefits recognized in the prior year period related to the previous Australian Minerals and Resource Rent Tax (MRRT), which was subsequently repealed in the third quarter of 2014 ($35.3 million);

and

•	The overall impact of a full valuation allowance recorded against our U.S. net deferred tax assets, which asset realization conclusion was reached in the fourth quarter of 2014.
Adjusted Loss From Continuing Operations
The following table presents Adjusted Loss from Continuing Operations:

	Three Months Ended		Increase (Decrease)
	March 31,		to Adjusted Income
	2015	2014	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(164.4)	$(44.3)	$(120.1)	(271.1)%
Remeasurement benefit related to foreign income tax accounts	(0.2)	(1.4)	1.2	85.7%
Adjusted Loss from Continuing Operations	$(164.6)	$(45.7)	$(118.9)	(260.2)%
Adjusted Loss from Continuing Operations changed unfavorably for the three months ended March 31, 2015 compared to the same period in the prior year. The decline in results reflected lower Adjusted EBITDA, an early debt extinguishment charge recognized in the first quarter of 2015 and the adverse effect of income taxes (excluding remeasurement benefits related to foreign income tax accounts), partially offset by lower depreciation, depletion and amortization, as discussed above.
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2015	2014	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(164.4)	$(44.3)	$(120.1)	(271.1)%
(Loss) income from discontinued operations, net of income taxes	(8.9)	0.2	(9.1)	(4,550.0)%
Net loss	(173.3)	(44.1)	(129.2)	(293.0)%
Less: Net income attributable to noncontrolling interests	3.3	4.4	(1.1)	(25.0)%
Net loss attributable to common stockholders	$(176.6)	$(48.5)	$(128.1)	(264.1)%
Net results attributable to common stockholders decreased in the three months ended March 31, 2015 compared to the same period in the prior year largely due to the decline in results from continuing operations discussed above and a loss from discontinued operations recognized in the current year period.
(Loss) Income from Discontinued Operations, Net of Income Taxes. The unfavorable change in results from discontinued operations for the three months ended March 31, 2015 compared to the same period in the prior year reflected a contingent loss accrual of $7.6 million recognized in the first quarter of 2015 associated with the Queensland Bulk Handling Pty Ltd. litigation. Refer to Note 17. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information related to that matter.

Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)
	March 31,		to EPS
	2015	2014	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.62)	$(0.18)	$(0.44)	(244.4)%
Income (loss) from discontinued operations	(0.03)	—	(0.03)	n.m.
Net (loss) income	$(0.65)	$(0.18)	$(0.47)	(261.1)%
Diluted EPS results changed unfavorably in the three months ended March 31, 2015 compared to the same period in the prior year commensurate with the decline in results from continuing operations and discontinued operations during that period.
Adjusted Diluted EPS
The following table presents Adjusted Diluted EPS:

	Three Months Ended		Increase (Decrease)
	March 31,		to Adjusted EPS
	2015	2014	$	%
Adjusted Diluted EPS Reconciliation:
Loss from continuing operations	$(0.62)	$(0.18)	$(0.44)	(244.4)%
Remeasurement benefit related to foreign income tax accounts	—	(0.01)	0.01	100.0%
Adjusted Diluted EPS	$(0.62)	$(0.19)	$(0.43)	(226.3)%
Adjusted Diluted EPS decreased in the three months ended March 31, 2015 compared to the same period in the prior year commensurate with the adverse change in Adjusted Loss from Continuing Operations during the period.
Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
Slowing global economic growth, declining steel demand and recent restrictive policies in China have reduced current seaborne coal demand levels and resulted in lower coal prices, despite recent supply curtailments. While seaborne metallurgical coal fundamentals remain challenged and we now project 2015 seaborne metallurgical coal supply to decline compared to 2014, the rebalancing of market fundamentals continues and several factors could lead to price improvements moving forward. New coastal blast furnace capacity and coal-fueled generation in Asia is expected to drive demand. In the U.S., while the decline in natural gas prices has impacted coal demand and prices, we believe that Southern Powder River Basin coal mining operations are positioned to remain competitive in the current low natural gas price environment due to their relative lower delivered cost to customers.

Global Macroeconomic Indicators. The World Bank revised its global economic growth estimates downward in its January 2015 Global Economic Prospects. Several factors drove that revision, including soft commodity prices, persistently low interest rates, increasingly divergent monetary policies and weak world trade. The World Bank noted that a reassessment of risks could also be triggered by geopolitical tensions, volatility in commodity markets or financial stress in major emerging market economies. Selected regional and worldwide projections of 2015 and 2016 macroeconomic growth, as measured by recent World Bank forecasts of gross domestic product (GDP), are presented below:

	GDP Growth (%)
Region:	2015	2016
U.S.	3.2%	3.0%
European Union	1.1%	1.6%
China	7.1%	7.0%
India	6.4%	7.0%
Worldwide	3.0%	3.3%
Seaborne Thermal Coal Market Segments and Our Position. Seaborne thermal coal demand was hampered in the first quarter of 2015 by lack of growth in coal-fueled generation and policy measures in China aimed toward supporting the domestic coal industry, which have more than offset growth in Indian imports. According to China Customs data, China's thermal coal imports declined 46%, or 33 million tonnes, to 38 million tonnes in the first three months of 2015 on a year-over-year basis. Recently announced coal quality restrictions, trace element testing procedures and import tariffs in China have created uncertainty and we believe they represent near-term risk for China imports and market fundamentals in the seaborne coal market segments in general. Such adverse factors were partly offset by higher thermal coal imports in India, which increased by an estimated 16 million tonnes in the first three months of 2015 on a year-over-year basis. We believe that India's 2015 coal imports will increase further from 2014 record levels to serve increasing demand from new coal-fueled electricity generation. We project that 75 gigawatts of new coal-fueled electricity generation will come online globally in 2015, leading to a future increase in seaborne thermal coal demand as new generation reaches capacity levels, with China and India accounting for the majority of that growth.
Although international thermal coal demand has increased in recent years, this has been more than offset by a seaborne thermal coal market segment that remains well-supplied, which has led to a decrease in prices. The price for annual thermal coal contracts originating from Newcastle, Australia commencing April 1, 2015 was settled at $67.80 per tonne, a decline from prior year levels in the same time period of $81.80 per tonne. We are targeting thermal coal exports of 12 million to 13 million tons from our Australian platform in 2015.
Seaborne Metallurgical Coal Market Segments and Our Position. The World Steel Association (WSA) reported that global steel production fell by 1.8% in the three months ended March 31, 2015 on a year-over-year basis, primarily due to a slowdown in China’s steel demand. In its April 2015 Short Range Outlook, the WSA forecasted year-over-year apparent steel use to grow slightly by 0.5% in 2015.
Seaborne metallurgical coal prices for HQHCC and LV PCI settled at approximately $110 and $93 per tonne, respectively, for quarterly contracts commencing in April 2015, down from prior quarter price levels of $117 per tonne and $99 per tonne, respectively. Seaborne pricing levels have led to a number of announced production cutbacks, and we expect the second quarter 2015 price settlement to place further pressure on seaborne suppliers. Many of the announced production cuts have not yet been implemented and are expected to be realized over the next several quarters. We are targeting total 2015 metallurgical coal sales from our Australian platform at 15 million to 16 million tons.
Our total Australian coal sales for 2015 are targeted at 35 million to 37 million tons, including both metallurgical and thermal coal products supplied for export and within Australia.
U.S. Thermal Coal Market Segments and Our Position. Thermal coal consumption for electricity generation was impacted by low natural gas prices in the first three months of 2015 as compared to the same period in the prior year. Due to lower natural gas prices, coal generation declined 14%, while natural gas generation rose 14% in the three months ended March 31, 2015 on a year-over-year basis. We estimate that coal inventories for Southern Powder River Basin customers were approximately 70 days on a day's-burn basis as of March 31, 2015 as a result of increased shipments and subdued demand.
In its April 2015 Short-Term Energy Outlook, the EIA projected that coal’s share of U.S. electricity generation will fall to 35.8% in 2015 from 38.7% in 2014, while electricity generation from natural gas is expected to increase to 30.4% in 2015 on lower average natural gas prices. Given our expectation of lower average natural gas prices in 2015, we project total U.S. utility coal consumption for electricity generation to decline by 80 million to 100 million tons.

We are targeting our 2015 U.S. volumes at 180 million to 190 million tons, with volumes essentially fully priced as of March 31, 2015. At that date, we also had approximately 50% to 60% of 2016 volumes priced based on expected 2015 production levels. We anticipate that average realized pricing from our U.S. mining operations will decrease by 3% to 5% on a per-ton basis in 2015 compared to 2014 due to new U.S. coal supply agreements executed at lower prices, primarily in our Midwestern U.S. Mining segment, as well as a higher mix of comparatively lower-priced Powder River Basin volumes in our Western U.S. Mining segment.
Operating Cost and Capital Update. In an effort to mitigate pressures from the challenging global coal industry environment, we remain focused on cost containment activities. We expect a decrease in our per-ton U.S. operating costs and expenses in 2015 compared to the prior year. We also expect 2015 operating costs and expenses in Australia to be lower than 2014 levels on a per-ton basis as additional projected savings from a weaker Australian dollar, lower diesel fuel prices, cost containment, improved longwall performance and reduced production from our contractor-operated Burton Mine that more than offset the effects of inflationary pressures.
We also remain focused on efficiently controlling and allocating capital. We are now targeting 2015 capital spending levels of $170 million to $190 million, representing a decrease from our prior guidance of $180 to $200 million.
Regulatory Update
Proposed New Source Performance Standards (NSPS) for Fossil Fuel-Fired Electricity Utility Generating Units (EGUs). On April 13, 2012, the Environmental Protection Agency (EPA) published for comment a proposed NSPS for emissions of carbon dioxide for new fossil fuel-fired EGUs (proposed NSPS for new power plants). On September 20, 2013, the EPA revoked its April 13, 2012 proposal and issued a new proposed NSPS for new power plants, using section 111(b) of the Clean Air Act (CAA). On January 8, 2014, the re-proposal was published in the Federal Register and the comment deadline was set at March 10, 2014. In the February 26, 2014 Federal Register, the EPA issued a Notice of Data Availability (NODA) and technical support document in support of the proposed NSPS for new power plants. After extensions, the public comment period for the re-proposed NSPS for new power plants and NODA closed on May 9, 2014. We believe that any final rules issued by the EPA will be challenged.
Proposed Rules for Regulating Carbon Dioxide Emissions From Existing Fossil Fuel-Fired EGUs. On June 2, 2014, the EPA issued and later formally published for comment proposed rules for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs under section 111(d) of the CAA. The public comment period on the proposed rules closed on December 1, 2014. The proposed rules would require that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders. Individual states would have to submit their proposed implementation plans to the EPA within one year after the publication of the final rule. Overall, the proposed rules would attempt to achieve by 2020 a nationwide carbon dioxide reduction of 25% from 2005 baseline emissions and, by 2030, a reduction of 30% from 2005 baseline emissions. The EPA has indicated that it intends to adopt final rules in the summer of 2015. We believe that any final rules issued by the EPA will be challenged.
Judicial Challenge to the EPA’s Greenhouse Gas (GHG) Regulations. In December 2009, the EPA published its finding that atmospheric concentrations of greenhouse gases endanger public health and welfare within the meaning of the CAA, and that emissions of greenhouse gases from new motor vehicles and motor vehicle engines are contributing to air pollution that are endangering public health and welfare within the meaning of the CAA. In May 2010, the EPA published final greenhouse gas emission standards for new motor vehicles pursuant to the CAA.  In a decision issued on June 26, 2012, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) affirmed the EPA's endangerment finding, its motor vehicle greenhouse gas rule and the tailoring rule.  In a decision issued on December 20, 2012, the same court denied petitions to reconsider that decision. On October 15, 2013, the U.S. Supreme Court agreed to review the federal government’s power to regulate GHGs from fixed sources. Six petitions were accepted for review, but a single question was being considered: “Whether the EPA permissibly determined that its regulation of GHG emissions from new motor vehicles triggered permitting requirements under the CAA for stationary sources that emit greenhouse gases.” The U.S. Supreme Court decision in Utility Air Regulatory Group v. EPA issued on June 23, 2014 reversed, in part, and affirmed, in part, the 2012 decision of the D.C. Circuit that upheld the EPA's series of CAA GHG-related regulations. Specifically, the court held that the EPA exceeded its statutory authority when it interpreted the CAA to require PSD and Title V permitting for stationary sources based on their potential GHG emissions. The court noted, however, that the EPA permissibly determined that a source already subject to the PSD program because of its emission of conventional pollutants may be required to limit its GHG emissions by employing the best available control technology for GHGs.

Published sources indicate that most of the greenhouse gas emissions that the EPA’s challenged rules contemplated regulating may continue to be regulated after the U.S. Supreme Court’s decision is given effect. In April 2015, the D.C. Circuit ruled on a number of pending motions from industry groups, certain states, environmental groups and the EPA concerning the implementation of the Supreme Court’s decision, vacating the portions of the EPA’s rulemaking that were inconsistent with the Supreme Court’s decision and ordering the EPA to take steps to revise the applicable CAA regulations as expeditiously as practicable in order to make them consistent with the Supreme Court’s decision and the D.C. Circuit’s order and to consider whether any further revisions to the regulations are appropriate in light of the decisions and order and, if so, to make them.
Other judicial challenges include actions filed in the D.C. Circuit against the EPA’s proposed rule for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs. One action by an industry plaintiff and another by a coalition of states led by West Virginia assert that the EPA does not have the authority to issue the regulations of existing power plants under section 111(d) of the CAA that it has proposed, although the particulars of the arguments in the two challenges differ. The D.C. Circuit heard oral arguments on the challenges in April 2015. The same industry plaintiff has also filed a claim, which is pending in U.S. District Court for the Northern District of West Virginia, asserting that the EPA has a nondiscretionary duty under the CAA to evaluate potential losses of or shifts in employment in conjunction with regulatory action and seeking an injunction barring the EPA Administrator from promulgating new regulations affecting the coal industry before completing the actions it asserts are required.
Cross State Air Pollution Rule (CSAPR). On July 6, 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions was to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While the CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and, on December 30, 2011, the D.C. Circuit stayed the rule and advised that the EPA was expected to continue administering the Clean Air Interstate Rule until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a two to one decision, concluding that the rule was beyond the EPA's statutory authority. The U.S. Supreme Court on April 29, 2014 reversed the D.C. Circuit and upheld the CSAPR, concluding generally that the EPA’s development and promulgation of CSAPR was lawful, while acknowledging the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. In October 2014, the D.C. Circuit filed an order lifting its stay of CSAPR and addressing a number of preliminary motions regarding the implementation of the Supreme Court’s remand. Oral argument on the case on remand in the D.C. Circuit was held on February 25, 2015 and a decision is anticipated in mid-2015.
Mercury and Air Toxics Standards (MATS). On December 16, 2011, the EPA announced the MATS rule and published it in the Federal Register on February 16, 2012. The MATS rulemaking collectively revised the NSPS for nitrogen oxides, sulfur dioxides and particulate matter for new and modified coal-fueled electricity generating plants, and imposed Maximum Achievable Control Technology (MACT) emission limits on hazardous air emissions from new and existing coal-fueled and oil-fueled electric generating plants. The rule provides three years for compliance and a possible fourth year as a state permitting agency may deem necessary. Some utilities have been moving forward with installation of equipment necessary to comply with MATS, and the EPA and states have been granting additional time beyond the 2015 deadline (but no more than one extra year) for facilities that need more time to upgrade and complete those installations. The rule will likely result in the retirement of certain older coal plants. The D.C. Circuit upheld the NSPS portion of the rulemaking in a unanimous decision on March 11, 2014, and upheld the limits on hazardous air emissions against all challenges on April 15, 2014, in a two-to-one decision. Industry groups and a number of states filed and were granted review of the D.C. Circuit decision in the U.S. Supreme Court. The case was argued on March 25,2015 and a decision is anticipated by June 2015.
Long-Term Outlook
While a well-supplied market and declining seaborne coal prices have tempered near-term expectations, our long-term outlook for international coal market segments is positive based on anticipated growth in Asia. We project that approximately 225 gigawatts of new global coal-fueled generation, as well as industrialization and urbanization trends in China and India, will drive aggregate global thermal and metallurgical coal demand growth of approximately 450 million tonnes between 2014 and 2017. Seaborne supply growth is expected to be constrained during that period due to limited capital investment in response to the current pricing environment. In the U.S., we expect natural gas prices to rise modestly over the next several years as export infrastructure is completed, on-shore demand rises and production growth is constrained due to the amount of natural gas production that is associated with oil and natural gas liquids pricing.

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
Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power plants could adversely impact the global demand for coal in the future. The potential financial impact on us of future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of commercial development and deployment of carbon capture and storage technologies and the alternative markets for coal.
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

Debt Modification, Issuance and Refinancing. On February 5, 2015, we entered into the Omnibus Amendment Agreement (the First Amendment) related to our secured credit agreement dated September 24, 2013 (as amended, the 2013 Credit Facility) in order to enhance our financial flexibility. In addition to the pledge of certain collateral, among other things, the First Amendment:

•
amended the financial maintenance covenants to provide greater financial flexibility by lowering the minimum interest coverage ratio and increasing the maximum net first lien secured leverage ratio for the term of the 2013 Credit Facility;

•	amended the liens covenant to allow for second lien debt issuances, so long as we remain in compliance with the 2013 Credit Facility; and

•
amended certain other negative covenants to (1) reduce the annual cash dividend payments basket to a maximum of $27.5 million (with carryforward permitted), (2) reduce the additional general restricted payments basket, which includes dividends, stock repurchases and certain investments, to a maximum of $100.0 million (though we may also make restricted payments using another basket whose size is based on, among other things, positive earnings during the term of the agreement) and (2) further limit our ability to incur liens, incur debt and make investments; and

•	provided for certain additional mandatory prepayments including with the net cash proceeds of certain asset sales, subject to customary reinvestment rights.
We paid aggregate modification costs of $11.8 million related to the First Amendment during the three months ended March 31, 2015, which will be amortized over the remaining term of the facility.
On March 16, 2015, we completed the offering of $1.0 billion aggregate principal amount of our 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes). The Senior Secured Second Lien Notes are secured by a second-priority lien on all of the assets that secure the Company's obligations under the 2013 Credit Facility on a first-lien basis, subject to permitted liens and other limitations. Additional information surrounding the collateral securing the 2013 Credit Facility and the Senior Secured Second Lien Notes is included in Note 12. "Long-term Debt" to the accompanying unaudited condensed consolidated financial statements.
The notes were issued at an issue price of 97.566% of principal amount, resulting in an original issue discount of $24.3 million that will be amortized ratably through maturity. We also incurred aggregate debt issuance costs of approximately $20.0 million related to the offering that will also be amortized over the life of the Senior Secured Second Lien Notes. Of that amount, $16.6 million was paid during the three months ended March 31, 2015, with remainder to be paid in the second quarter of 2015.
We used the net proceeds from the sale of the notes, in part, to fund (1) the March 2015 tender offer through which we repurchased $566.9 million aggregate principal amount of the 2016 Senior Notes and (2) the April 2015 redemption of $83.1 million aggregate principal amount of the 2016 Senior Notes that was not tendered in the tender offer. We intend to use the remaining proceeds for general corporate purposes, which may include the payment of federal coal lease expenditures.
In connection with the tender offer, we recognized an aggregate loss on debt extinguishment of $59.5 million in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2015. That charge was comprised of tender offer premiums paid of $58.2 million and the write-off of associated unamortized debt issuance costs of $1.3 million. We also recognized a loss on debt extinguishment of $8.4 million in April 2015 related to the redemption of the remaining principal amount of the 2016 Senior Notes that was completed during that period, which was comprised of aggregate make-whole premiums paid of $8.2 million and the write-off of associated unamortized debt issuance costs of $0.2 million. As market conditions warrant, we may from time to time continue to repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.
Cash and Cash Equivalents. We hold cash balances within the U.S. and in several other locations around the world. As of March 31, 2015, approximately $500 million of our cash was held by U.S. entities, with the remaining balance held by foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. We do not expect restrictions or potential taxes on the repatriation of amounts held by our foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.

Liquidity. In addition to cash and cash equivalents, our liquidity includes the available balances from our $1.65 billion revolving credit facility (the 2013 Revolver) under the 2013 Credit Facility and an accounts receivable securitization program. Our available liquidity was $2.2 billion as of March 31, 2015, which was substantially comprised of $1.5 billion available for borrowing under the 2013 Revolver (net of outstanding letters of credit of $114.6 million), $637.1 million in cash and cash equivalents and $34.1 million of available capacity from our accounts receivable securitization program.
Proceeds from the Sale of Non-Strategic Assets. We will continue to monitor our portfolio for opportunities to divest certain standalone and non-core assets as a source of potential liquidity.
Capital Requirements
Our primary uses of cash include the cash costs of coal production and sale, capital expenditures, coal reserve lease and royalty payments, debt service costs (including interest and principal), capital and operating lease payments, postretirement plans, take or pay obligations and past mining retirement obligations.
We have various bilateral credit and liquidity arrangements with banks, lenders and other counterparties that we use to support the ongoing requirements of our operations, where possible. This credit support is generally provided on an uncommitted basis and is subject to be repriced, or the related capacity reduced or withdrawn, with limited or no notice by such counterparties.
We expect our cash flows from operations and available liquidity will be sufficient to meet our anticipated capital requirements during the remainder of 2015 and 2016. That expectation is predicated, in part, on the assumption that we will continue to have access to a substantial portion of our maximum borrowing capacity under the 2013 Revolver, if needed in the future. Refer to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A. "Risk Factors" of this report for a discussion of circumstances that could limit our access to such funds.
We routinely monitor capital and financial market conditions to evaluate the availability of alternative financing sources, including our ability to offer and sell securities under our shelf registration statement. Our ability to obtain external financing and the cost of such financing is affected by our credit ratings, which are periodically reviewed by the three major credit rating agencies. In the first quarter of 2015, two of the three agencies downgraded our corporate credit rating by two notches due, in part, to continued weakness in seaborne coal prices. We continue to believe, based on our financial condition and credit relationships, that we currently have the ability to access capital and financial markets, if needed, as evidenced by our issuance of the Senior Secured Second Lien Notes. Nonetheless, any further adverse changes in our financial condition, liquidity or credit ratings, or additional uncertainty in capital and financial markets, could negatively impact our ability to access such funds and, in turn, reduce the availability of our cash flows to fund our ongoing operations and discretionary spending. The cost and availability of our bilateral credit and liquidity arrangements are also dependent on our credit profile and, to the extent that our credit metrics deteriorate, such credit arrangements may become more costly and/or less available. While we were not required to post additional collateral as a direct result of these downgrades for counterparties to any of our derivative contracts, we were required to issue a letter of credit of $65.0 million to the benefit of one of our customers under the terms of the related coal supply agreement due to the downgrades, which correspondingly reduced our available liquidity as of March 31, 2015.
Additions to Property, Plant, Equipment and Mine Development. We evaluate our capital project portfolio on an ongoing basis and believe we have the appropriate flexibility to adjust our growth capital spending as appropriate based on any material changes in our cash flows from operations and liquidity position.
Additions to property, plant, equipment and mine development during the three months ended March 31, 2015 included expenditures associated with advancing the reserve development at the Gateway North Mine in the U.S., which is intended to replace production from the existing Gateway Mine as its reserves are exhausted in the second half of 2015.
In response to the challenging global environment facing our operating platform, for 2015 we are now targeting full year capital expenditures of $170 million to $190 million, reflecting a decrease from our 2014 spend of $194.4 million and our previously disclosed 2015 targeted range of $180 million to $200 million. We expect to allocate approximately 75% of that target to maintaining the existing productive capacity of our global mining platform, with the remainder allotted to development and operational improvement projects. We currently plan to defer certain new and early-stage growth and development projects across our global platform to time periods beyond 2015 and continue to evaluate the timing associated with those projects based on changes in global coal supply and demand.
Federal Coal Lease Expenditures. We currently anticipate that federal coal lease expenditures will total approximately$280 million in 2015, with substantially all of those payments to be remitted in the third and fourth quarter.

Total Indebtedness. Our total indebtedness as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
2013 Term Loan Facility due September 2020	$1,172.6	$1,175.1
7.375% Senior Notes due November 2016	83.1	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
10.00% Senior Secured Second Lien Notes due March 2022	975.8	—
7.875% Senior Notes due November 2026	247.7	247.6
Convertible Junior Subordinated Debentures due December 2066	383.0	382.3
Capital lease obligations	20.0	22.2
Other	1.0	1.2
Total Debt	$6,391.6	$5,986.8
Long-term Debt Covenants. Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants, with which we were in compliance as of March 31, 2015. We are permitted to pay dividends, buy and sell assets and make redemptions or repurchases of capital stock, subject to restrictions imposed by the 2013 Credit Facility and the Senior Secured Second Lien Notes indenture. Our negative covenants also collectively limit our ability to pay dividends from the top-level Gibraltar holding company of our Australian operations to our domestic subsidiaries in an amount in excess of $500 million per year. We do not expect the restrictions imposed by our debt covenants to have a material effect on our overall liquidity or financial condition for the foreseeable future.
Dividends. We have declared and paid quarterly dividends since our initial public offering in 2001. In connection with our ongoing efforts to manage our cash and preserve liquidity in light of the challenged global coal market conditions experienced in recent years, we reduced our quarterly dividend rate to $0.0025 per share beginning in the first quarter of 2015. On May 5, 2015, our Board of Directors approved a dividend of $0.0025 per share of common stock, payable on June 9, 2015. Our Board of Directors will continue to evaluate our dividend rate on a quarterly basis and the declaration and payment of dividends in the future and the amount of those dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors that our Board of Directors may deem relevant to such evaluations.
Margin. As part of our trading and brokerage activities, we may be eligible to receive or required to post margin with an exchange or certain of our over-the-counter trading counterparties. The amount and timing of margin received or posted can vary with the volume of trades, market price volatility and trade settlements. Total net margin held at March 31, 2015 and December 31, 2014 was $10.6 million and $11.3 million, respectively. For the three months ended March 31, 2015 and 2014, net cash flow from margin was a net outflow of $0.7 million and $0.3 million, respectively. Refer to Note 8. “Coal Trading” to the accompanying unaudited condensed consolidated financial statements for information surrounding the impact of a credit downgrade on our margin requirements.
Settlement Agreement with Patriot and the UMWA. In connection with our settlement agreement with Patriot and the UMWA, on behalf of itself, its represented Patriot employees and its represented Patriot retirees, that became effective in December 2013, we are required to provide total payments of $310 million payable over four years through 2017 to partially fund the newly established voluntary employee beneficiary association (VEBA) and settle all Patriot and UMWA claims involving the Patriot bankruptcy. Those payments included an initial payment of $90.0 million made in January 2014, comprised of $70.0 million paid to Patriot and $20.0 million paid to the VEBA, and a payment of $75.0 million made in January 2015 to the VEBA. Subsequent payments will be made to the VEBA of $75.0 million in 2016 and $70.0 million in 2017.
There were no other material changes to our capital resources or capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Contractual Obligations
Other than the matters outlined above, there were no other material changes to our contractual obligations from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Historical Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014, as reported in the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended		Increase (Decrease)
	March 31,		to Cash and Cash Equivalents
	2015	2014	$	%
	(Dollars in millions)
Net cash provided by operating activities	$3.4	$54.1	$(50.7)	(93.7)%
Net cash (used in) provided by investing activities	(35.7)	39.7	(75.4)	(189.9)%
Net cash provided by (used in) in financing activities	371.4	(29.7)	401.1	1,350.5%
Net change in cash and cash equivalents	339.1	64.1	275.0	429.0%
Cash and cash equivalents at beginning of period	298.0	444.0	(146.0)	(32.9)%
Cash and cash equivalents at end of period	$637.1	$508.1	$129.0	25.4%
Operating Activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2015 compared to the same period in the prior year was driven by the following:

•
The decline in results from operations, including $58.2 million of tender premiums paid in connection with the March 2015 repurchase of $566.9 million aggregate principal amount of the 2016 Senior Notes;

•
An unfavorable change in net cash flows associated with current assets and current liabilities ($54.7 million, excluding the impact of payments to the VEBA discussed separately below) driven by the timing of disbursements associated with our accounts payable and certain accrued liabilities, offset in part by lower inventory builds; partially mitigated by

•	Lower aggregate payments to Patriot and the related VEBA made in connection with our 2013 settlement agreement with Patriot and the UMWA ($15.0 million);
Investing Activities. The decrease in net cash used in investing activities for the three months ended March 31, 2015 compared to the same period in the prior year was mainly due to:

•	Lower proceeds from the disposal of assets ($97.7 million) driven by cash received from the first quarter 2014 sale of a non-strategic exploration tenement asset in Australia; partially offset by

•	A favorable change in the timing of cash investing transactions with joint ventures ($12.6 million).
Financing Activities. The increase in net cash provided by financing activities for the three months ended March 31, 2015 compared to the same period in the prior year was reflective of:

•	Proceeds from the issuance of our Senior Secured Second Lien Notes ($975.7 million, net of original issue discount); and

•	Lower dividend payments due to a reduction in the quarterly dividend rate ($22.4 million); partially offset by

•	The repurchase of $566.9 million aggregate principal amount of our 2016 Notes using a portion of the proceeds from our Senior Secured Second Lien Notes; and

•	The payment of $28.4 million of deferred financing costs related to the Senior Secured Second Lien Notes and the First Amendment.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying condensed consolidated balance sheets. In our past experience, no material claims have been made against these financial instruments. As of May 5, 2015, we do not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities already provided for in the consolidated balance sheet as of March 31, 2015.
Guarantees and Other Financial Instruments with Off-Balance Sheet Risk. See Note 16. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees" to our unaudited condensed consolidated financial statements for a discussion of our our accounts receivable securitization program and guarantees and other financial instruments with off-balance sheet risk, including those related to Patriot.

As previously noted, we have various bilateral credit and liquidity arrangements with banks, lenders and other counterparties that are generally provided on an uncommitted basis and are subject to be repriced, or the related capacity reduced or withdrawn, with limited or no notice by such counterparties. The cost and availability of such arrangements will depend, in part, on our credit profile. To the extent that our creditworthiness, as determined by such counterparties, deteriorates, such credit arrangements may become more costly and/or less available.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. Our critical accounting policies remain unchanged at March 31, 2015.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 2. "Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented" to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 17. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 1A. Risk Factors.
The risk factors set forth below are updates to certain risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015.
Our financial performance could be adversely affected by our debt.
As of March 31, 2015, our total indebtedness was $6.4 billion, and we had $1.5 billion of available borrowing capacity under the revolving credit facility (as amended, the 2013 Revolver) under our secured credit agreement entered into in 2013 (as amended, the 2013 Credit Facility), net of outstanding letters of credit. The indentures governing our Convertible Junior Subordinated Debentures (the Debentures) and the 7.375%, 7.875%, 6.50%, 6.25% and 6.00% Senior Notes (collectively our Senior Notes) do not limit the amount of indebtedness or any guarantees of such indebtedness that we may issue, although certain of our debt instruments do contain such limitations, including the indenture governing our 10.00% Senior Secured Second Lien Notes (the Senior Secured Second Lien Notes). The degree to which we are leveraged could have important consequences, including, but not limited to:

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

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements;

•	limiting our ability to obtain additional financing to refinance our indebtedness when it becomes due;

•	making it more difficult to obtain surety bonds, letters of credit or other financing, particularly during periods in which credit markets are weak;

•	limiting our flexibility in planning for, or reacting to, changes in our business and in the coal industry;

•	requiring us to provide credit support, or additional credit support, for our obligations;

•	causing a decline in our credit ratings; and

•	placing us at a competitive disadvantage compared to less leveraged competitors.
In addition, our debt agreements, including the indenture governing our Senior Secured Second Lien Notes subject us to financial and other restrictive covenants. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us and result in amounts outstanding thereunder to be immediately due and payable, which could also result in a cross-default or cross-acceleration of our other indebtedness.
Any downgrade in our credit ratings could result in requirements to post additional collateral on derivative trading instruments and certain agreements with our customers, the loss of trading counterparties for corporate hedging and trading and brokerage activities or an increase in the cost of, or a limit on our access to, various forms of credit used in operating our business.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets or seek additional capital to attempt to meet our debt service and other obligations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, requiring us to seek to restructure or refinance our indebtedness. Certain agreements governing our indebtedness restrict our ability to sell assets and use the proceeds from the sales. We may not be able to complete those sales or obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. In addition, under the 2013 Credit Facility, if we cannot meet our debt service obligations, the lenders could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

The covenants in our 2013 Credit Facility, and the indentures governing our Senior Notes, Senior Secured Second Lien Notes and Debentures impose restrictions that may limit our operating and financial flexibility.
Our 2013 Credit Facility, the indentures governing our Senior Notes, our Senior Secured Second Lien Notes and our Debentures and the instruments governing our other indebtedness contain certain restrictions and covenants which restrict our ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person. Under our 2013 Credit Facility, we must comply with certain financial covenants on a quarterly basis including a maximum net secured first lien leverage ratio and minimum interest coverage ratio, as defined therein. The covenants also place limitations on our investments in joint ventures, unrestricted subsidiaries, indebtedness and the imposition of liens on our assets. If we do not remain in compliance with the covenants in our 2013 Credit Facility, we may be restricted in our ability to pay dividends, sell assets and make redemptions or repurchase capital stock. Also, because our ability to borrow under the 2013 Credit Facility is conditioned upon compliance with these covenants, our actual borrowing capacity under the 2013 Credit Facility at any time may be less than the maximum borrowing capacity.
Adverse factors could result in our inability to comply with the financial covenants contained in our 2013 Credit Facility. If we violate these covenants and are unable to obtain waivers from our lenders, our 2013 Credit Facility, our Senior Notes, our Senior Secured Second Lien Notes and our Debentures would be in default and the debt owing under such agreements could be accelerated. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our other debt or equity securities and may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
Under the indentures governing our Senior Notes, the amount of Indebtedness (as defined in the indentures governing the Senior Notes) that may be secured by Principal Property and Capital Stock (each as defined in the Senior Notes indentures) is limited in amount, unless the Senior Notes are secured on an equal and ratable basis. Our 2013 Credit Agreement and our Senior Secured Second Lien Notes are secured by Principal Property and Capital Stock, among other collateral, in a manner that uses substantially all of such limited amount. While the 2013 Credit Agreement and our Senior Secured Second Lien Notes provide us with flexibility to secure certain other debt with Principal Property and Capital Stock while maintaining compliance with the terms of our Senior Notes indentures and not requiring such notes to be equally and ratably secured, our ability to incur such other secured debt is limited and our ability to secure any debt in the future, whether or not secured by Principal Property and Capital Stock, may be negatively affected by such constraints.
Our expenditures for postretirement benefit and pension obligations could be materially higher or occur sooner than we have predicted if our underlying assumptions prove to be incorrect.
We provide postretirement health and life insurance benefits to eligible union and non-union employees. Our total accumulated postretirement benefit obligation related to such benefits was a liability of $839.8 million as of March 31, 2015, of which $57.2 million was classified as a current liability. Certain of our U.S. subsidiaries also sponsor defined benefit pension plans. Net pension liabilities were $160.1 million as of March 31, 2015, of which $1.7 million was classified a current liability.
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

Our defined benefit pension plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). It is implicit in our underlying assumptions that those plans continue to operate in the normal course of business. However, the Pension Benefit Guarantee Corporation (PBGC) may terminate our plans under certain circumstances pursuant to ERISA laws, including in the event that the PBGC concludes that its risk may increase unreasonably if such plans continue to operate based on its assessment of the plans’ funded status, our financial condition or other factors. Termination of the plans would require us to provide immediate funding or other financial assurance to the PBGC for all or a substantial portion of the underfunded amounts, as determined by the PBGC based on its own assumptions. Those assumptions may differ from our own. Any of those consequences could have a material adverse effect on our results of operations, financial conditions or available liquidity.
Under certain circumstances, we could be exposed to risk of loss if Patriot does not meet its obligations.
Patriot Coal Company (Patriot) has approximately $150 million in federal and state black lung occupational disease liabilities related to workers employed in periods prior to Patriot’s spin-off from us in 2007. At the time of the spin-off, Patriot indemnified us against any claim relating to these liabilities, including any claim made by the U.S. Department of Labor (“DOL”) against us with respect to these obligations as a potentially liable operator under the Federal Coal Mine Health and Safety Act of 1969 (the Coal Act).
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
Pursuant to the 2013 definitive settlement agreement, we have provided certain credit support to Patriot, of which $121.5 million remained outstanding as of March 31, 2015. At that date, $81.0 million of this credit took the form of surety bonds issued for the benefit of Patriot beneficiaries, $22.4 million of this credit support took the form of letters of credit issued for the benefit of Patriot beneficiaries and $18.1 million of this credit support took the form of corporate guarantees to Patriot beneficiaries. Approximately $85.0 million of the total credit support ends in 2018.  A total of $35.3 million of the credit support (all in the form of surety bonds) relates to certain of Patriot's Coal Act obligations that we agreed to fund at the time of the Patriot spin-off pursuant to the Coal Act Liabilities Assumption Agreement and to Patriot's Federal Black Lung obligations. Upon settlement, we recorded a liability related to the credit support at the estimated fair value of the cost to acquire such support, which liability had a carrying value of $56.9 million as of March 31, 2015. If Patriot does not perform under its related obligations, we may be exposed to loss in excess of our recorded liability, up to a maximum of the aggregate amount of credit support outstanding.
While we believe that our off-balance sheet risk associated with Patriot relates to the credit support and black lung liabilities noted above, other parties may make claims against us in the event Patriot is unable to meet its obligations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On October 24, 2008, we announced that our Board of Directors approved an amendment to the then existing share repurchase program to authorize repurchases of up to $1.0 billion of the then outstanding shares of our common stock (Repurchase Program). The Repurchase Program does not have an expiration date and may be discontinued at any time. Through March 31, 2015, we have repurchased a total of 7.7 million shares under the Repurchase Program at a cost of $299.6 million, leaving $700.4 million available for share repurchases under the Repurchase Program. Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. No share repurchases were made under the Repurchase Program during the three months ended March 31, 2015 or 2014.

Share Relinquishments
We routinely allow employees to relinquish common stock to pay estimated taxes upon the vesting of restricted stock and upon the issuance of common stock related to performance units under our equity incentive plans. The value of common stock tendered by employees is determined based on the closing price of our common stock on the dates of the respective relinquishments.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2015	226,755	$7.64	—	$700.4
February 1 through February 28, 2015	4,578	7.30	—	700.4
March 1 through March 31, 2015	999	5.48	—	700.4
Total	232,332	$7.62	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock, which are not part of the Repurchase Program.
Distributions of Equity Securities
During the three months ended March 31, 2015, we distributed an aggregate 2,951,513 shares of our common stock previously held in treasury to the 401(k) accounts of our eligible U.S. employees. That distribution was made in connection with our 2014 discretionary performance contribution under the related plans. Because the cost basis of the associated shares exceeded their market value on the date of the distribution, we realized a loss of $77.9 million on the transaction, which was reflected as a direct reduction to stockholders' equity in the accompanying unaudited condensed consolidated financial statements.
Dividends
The declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors deemed relevant by our Board of Directors in connection with evaluating our dividend rate on a quarterly basis. Limitations on our ability to pay dividends imposed by our debt instruments are discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
As part of our efforts, we collaborate with the Mine Safety and Health Administration and other government agencies to identify and test emerging safety technologies. We also partner with other companies and certain governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protection for employees. We are currently exploring, implementing or using leading technology to assist with proximity detection and fatigue monitoring.

Our "Safety a Way of Life Management System" has been designed to set clear and consistent expectations for safety and health across our business. It aligns to the National Mining Association's CORESafety® framework and encompasses three fundamental areas: leadership and organization, safety and health risk management and assurance.
We continually monitor our safety performance and regulatory compliance. The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
See Exhibit Index at page 63 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	May 5, 2015	By:	/s/ MICHAEL C. CREWS
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

4.1
Indenture, dated as of March 16, 2015, among Peabody, the Guarantors named therein and U.S. Bank National Association, as Trustee and Collateral Agent, governing 10% Senior Secured Second Lien Notes due 2022 (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed March 17, 2015).

4.2	Form of 10% Senior Secured Lien Notes due 2022 (Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed March 17, 2015).

10.1
First Lien/Second Lien Intercreditor Agreement, dated March 16, 2015, among Peabody, the other grantor parties thereto, U.S. Bank, National Association, as Second Priority Representative and Citibank, N.A., as Senior Representative (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed March 17, 2015).

10.2
Omnibus Amendment Agreement, dated as of February 5, 2015, to the Amended and Restated Credit Agreement, dated September 24, 2013, by and among Peabody Energy Corporation, Citibank, N.A., as administrative agent, swing line lender and L/C issuer, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Crédit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC and RBS Securities Inc., as joint lead arrangers and joint book managers, and the other agents and lending institutions identified in the Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed February 6, 2015).

10.3†
Letter dated January 27, 2015 to Glenn L. Kellow from the Chairman of the Compensation Committee of the Peabody Energy Corporation Board of Directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2015).

10.4†
Letter Agreement entered into as of January 27, 2015, by and between Peabody Energy Corporation and Glenn L. Kellow (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 28, 2015).

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
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

*	Filed herewith.

†	Denotes a management contract or compensatory plan or arrangement.