Form 10-Q
period 2015-06-30
PEABODY ENERGY CORP
filed 2015-08-07
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 278,253,863 shares of the registrant's common stock (par value of $0.01 per share) outstanding at July 31, 2015.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions, except per share data)
Revenues
Sales	$1,226.8	$1,598.6	$2,645.5	$3,068.8
Other revenues	112.5	159.4	231.7	316.0
Total revenues	1,339.3	1,758.0	2,877.2	3,384.8
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	1,198.8	1,467.6	2,520.4	2,862.4
Depreciation, depletion and amortization	147.1	163.1	294.6	320.3
Asset retirement obligation expenses	13.9	15.9	28.1	31.5
Selling and administrative expenses	41.6	59.2	91.0	118.7
Restructuring charges	21.2	—	21.2	—
Other operating (income) loss:
Net gain on disposal of assets	(12.2)	(2.2)	(12.3)	(12.0)
Asset impairment	900.8	—	900.8	—
Loss from equity affiliates	3.9	21.6	7.0	28.2
Operating (loss) profit	(975.8)	32.8	(973.6)	35.7
Interest expense	118.9	103.6	225.5	206.9
Loss on early debt extinguishment	8.3	1.6	67.8	1.6
Interest income	(2.7)	(4.4)	(5.2)	(8.0)
Loss from continuing operations before income taxes	(1,100.3)	(68.0)	(1,261.7)	(164.8)
Income tax (benefit) provision	(93.1)	4.0	(90.1)	(48.5)
Loss from continuing operations, net of income taxes	(1,007.2)	(72.0)	(1,171.6)	(116.3)
(Loss) income from discontinued operations, net of income taxes	(36.3)	0.8	(45.2)	1.0
Net loss	(1,043.5)	(71.2)	(1,216.8)	(115.3)
Less: Net income attributable to noncontrolling interests	1.8	2.1	5.1	6.5
Net loss attributable to common stockholders	$(1,045.3)	$(73.3)	$(1,221.9)	$(121.8)

Loss from continuing operations:
Basic loss per share	$(3.71)	$(0.28)	$(4.34)	$(0.46)
Diluted loss per share	$(3.71)	$(0.28)	$(4.34)	$(0.46)

Net loss attributable to common stockholders:
Basic loss per share	$(3.84)	$(0.27)	$(4.51)	$(0.46)
Diluted loss per share	$(3.84)	$(0.27)	$(4.51)	$(0.46)

Dividends declared per share	$0.0025	$0.085	$0.0050	$0.170
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net loss	$(1,043.5)	$(71.2)	$(1,216.8)	$(115.3)
Other comprehensive income, net of income taxes:
Net change in unrealized gains (losses) on available-for-sale securities (net of respective net tax provision (benefit) of $0.0, $0.3, ($0.1) and ($0.8))	0.2	0.5	—	(1.3)
Net unrealized gains on cash flow hedges (net of respective net tax provision of $81.0, $37.2, $79.8 and $106.1)
Increase in fair value of cash flow hedges	164.9	67.9	15.2	184.1
Reclassification for realized losses (gains) included in net loss	21.0	(10.6)	115.0	(5.0)
Net unrealized gains on cash flow hedges	185.9	57.3	130.2	179.1
Postretirement plans and workers' compensation obligations (net of respective net tax provision (benefit) of $9.4, $4.0, $9.4 and ($2.2))
Prior service cost for the period	—	—	—	(17.4)
Amortization of actuarial loss and prior service cost included in net loss	3.4	6.8	16.0	13.6
Postretirement plans and workers' compensation obligations	3.4	6.8	16.0	(3.8)
Foreign currency translation adjustment	1.2	9.9	(26.2)	26.4
Other comprehensive income, net of income taxes	190.7	74.5	120.0	200.4
Comprehensive (loss) income	(852.8)	3.3	(1,096.8)	85.1
Less: Comprehensive income attributable to noncontrolling interests	1.8	2.1	5.1	6.5
Comprehensive (loss) income attributable to common stockholders	$(854.6)	$1.2	$(1,101.9)	$78.6
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2015	December 31, 2014
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$487.1	$298.0
Accounts receivable, net of allowance for doubtful accounts of $11.6 at June 30, 2015 and $5.8 at December 31, 2014	301.7	563.1
Inventories	395.6	406.5
Assets from coal trading activities, net	44.1	57.6
Deferred income taxes	78.4	80.0
Other current assets	387.1	305.8
Total current assets	1,694.0	1,711.0
Property, plant, equipment and mine development, net	9,494.0	10,577.3
Deferred income taxes	1.5	0.7
Investments and other assets	671.9	902.1
Total assets	$11,861.4	$13,191.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$20.4	$21.2
Liabilities from coal trading activities, net	21.3	32.7
Accounts payable and accrued expenses	1,486.7	1,809.2
Total current liabilities	1,528.4	1,863.1
Long-term debt, less current portion	6,284.8	5,965.6
Deferred income taxes	87.9	89.1
Asset retirement obligations	736.3	722.3
Accrued postretirement benefit costs	783.4	781.9
Other noncurrent liabilities	784.6	1,042.6
Total liabilities	10,205.4	10,464.6
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of June 30, 2015 or December 31, 2014	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of June 30, 2015 or December 31, 2014	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of June 30, 2015 or December 31, 2014	—	—
Common Stock — $0.01 per share par value; 800.0 shares authorized; 289.7 shares issued and 278.4 shares outstanding as of June 30, 2015 and 285.7 shares issued and 271.7 shares outstanding as of December 31, 2014	2.9	2.9
Additional paid-in capital	2,396.5	2,383.3
Treasury stock, at cost — 11.3 shares as of June 30, 2015 and 14.0 shares as of December 31, 2014	(371.5)	(467.1)
Retained earnings	270.7	1,570.5
Accumulated other comprehensive loss	(644.8)	(764.8)
Peabody Energy Corporation stockholders’ equity	1,653.8	2,724.8
Noncontrolling interests	2.2	1.7
Total stockholders’ equity	1,656.0	2,726.5
Total liabilities and stockholders’ equity	$11,861.4	$13,191.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(1,216.8)	$(115.3)
Loss (income) from discontinued operations, net of income taxes	45.2	(1.0)
Loss from continuing operations, net of income taxes	(1,171.6)	(116.3)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	294.6	320.3
Noncash interest expense	15.2	11.7
Deferred income taxes	(89.6)	(113.9)
Share-based compensation for equity- and liability-classified awards	13.6	24.0
Asset impairment	900.8	—
Net gain on disposal of assets	(12.3)	(12.0)
Loss from equity affiliates	7.0	28.2
Gains on previously monetized foreign currency hedge positions	(14.8)	(74.8)
Changes in current assets and liabilities:
Accounts receivable	178.1	99.8
Change in receivable from accounts receivable securitization program	80.0	10.0
Inventories	7.5	(41.7)
Net assets from coal trading activities	(12.9)	(19.1)
Other current assets	(3.6)	(1.7)
Accounts payable and accrued expenses	(277.9)	13.2
Asset retirement obligations	20.5	19.5
Accrued postretirement benefit costs	11.1	9.3
Accrued pension costs	14.9	9.9
Other, net	(13.0)	(9.3)
Net cash (used in) provided by continuing operations	(52.4)	157.1
Net cash used in discontinued operations	(4.0)	(76.8)
Net cash (used in) provided by operating activities	(56.4)	80.3
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(50.9)	(64.7)
Changes in accrued expenses related to capital expenditures	(13.2)	(17.5)
Proceeds from disposal of assets, net of notes receivable	23.9	139.2
Purchases of debt and equity securities	(17.9)	(4.2)
Proceeds from sales and maturities of debt and equity securities	27.1	5.0
Contributions to joint ventures	(239.8)	(271.3)
Distributions from joint ventures	236.7	269.0
Other, net	(2.0)	(12.1)
Net cash (used in) provided by investing activities	(36.1)	43.4
Cash Flows From Financing Activities
Proceeds from long-term debt	975.7	—
Repayments of long-term debt	(660.7)	(10.4)
Payment of deferred financing costs	(28.7)	(10.1)
Dividends paid	(1.4)	(46.1)
Other, net	(3.3)	(2.7)
Net cash provided by (used in) financing activities	281.6	(69.3)
Net change in cash and cash equivalents	189.1	54.4
Cash and cash equivalents at beginning of period	298.0	444.0
Cash and cash equivalents at end of period	$487.1	$498.4
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2014	$2.9	$2,383.3	$(467.1)	$1,570.5	$(764.8)	$1.7	$2,726.5
Net (loss) income	—	—	—	(1,221.9)	—	5.1	(1,216.8)
Net change in unrealized gains on available-for-sale securities (net of $0.1 net tax benefit)	—	—	—	—	—	—	—
Net unrealized gains on cash flow hedges (net of $79.8 net tax provision)	—	—	—	—	130.2	—	130.2
Postretirement plans and workers’ compensation obligations (net of $9.4 net tax provision)	—	—	—	—	16.0	—	16.0
Foreign currency translation adjustment	—	—	—	—	(26.2)	—	(26.2)
Dividends paid	—	—	—	(1.4)	—	—	(1.4)
Share-based compensation for equity-classified awards	—	12.6	—	—	—	—	12.6
Employee stock purchases	—	2.0	—	—	—	—	2.0
Repurchase of employee common stock relinquished for tax withholding	—	—	(1.9)	—	—	—	(1.9)
Defined contribution plan share contribution	—	(1.4)	97.5	(76.5)	—	—	19.6
Consolidation of noncontrolling interests	—	—	—	—	—	1.6	1.6
Distributions to noncontrolling interests	—	—	—	—	—	(1.8)	(1.8)
Dividend payable to noncontrolling interests	—	—	—	—	—	(4.4)	(4.4)
June 30, 2015	$2.9	$2,396.5	$(371.5)	$270.7	$(644.8)	$2.2	$1,656.0
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2014 has been derived from the Company’s audited consolidated balance sheet at that date. The Company's results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2015.
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
Accounting Standards Not Yet Implemented
Deferred Financing Costs. On April 7, 2015, the FASB issued accounting guidance that requires deferred financing costs to be presented as a direct reduction from the related debt liability in the financial statements rather than as a separately recognized asset, as is the current requirement under U.S. GAAP. Under the new guidance, amortization of such costs will continue to be reported as interest expense. The new guidance will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company) and must be adopted on a retrospective basis. While the Company does not anticipate an impact to its results of operations, financial condition or cash flows in connection with the adoption of the guidance, there will be an impact on the presentation of the Company's condensed consolidated balance sheets. More specifically, the Company's condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 included aggregate deferred financing cost assets of $101.0 million and $78.7 million, respectively, that would instead be presented as a direct reduction to liabilities under the new guidance.

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
Under the originally issued standard, the new guidance will be effective for interim and annual periods beginning after December 15, 2016 (January 1, 2017 for the Company). On July 9, 2015, the FASB decided to delay the effective date of the new revenue recognition standard by one year with early adoption permitted, but not before the original effective date. The standard allows for either a full retrospective adoption or a modified retrospective adoption. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
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
(3)    Asset Impairment
The following costs are reflected in "Asset impairment" in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015:

	Australian Metallurgical Mining	Australian Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Asset impairment charges:
Long-lived assets	$527.0	$8.2	$182.2	$717.4
Equity method investments	—	—	183.4	183.4
Total	$527.0	$8.2	$365.6	$900.8
Australian Metallurgical and Thermal Mining
The Company generally does not view short-term declines in metallurgical and thermal coal prices in the markets in which it sells its products as an indicator of impairment. However, due to the severity of the decline in seaborne metallurgical and thermal coal pricing observed during the six months ended June 30, 2015 and other adverse market conditions noted during that period that drove an unfavorable change in the expected timing of eventual seaborne market rebalancing, the Company concluded that indicators of impairment existed surrounding its Australian mining platform as of June 30, 2015. Accordingly, the Company reviewed its Australian mining assets for recoverability as of June 30, 2015. Based on that review, the Company determined that the carrying values of the assets at three of its active mines that produce metallurgical coal were not recoverable and correspondingly recognized an aggregate impairment charge of $230.5 million to write those assets down from their carrying value to their estimated fair value.
Also during the three months ended June 30, 2015, the Company reviewed its portfolio of mining tenements and surface lands to identify non-strategic assets that could be monetized. As a result of that review, certain of such assets were deemed to meet held-for-sale accounting criteria as of June 30, 2015 or are now otherwise considered more likely to generate cash flows through divestiture rather than development, with the long-term plans for certain adjacent assets also consequently affected. Accordingly, the Company recognized an aggregate impairment charge of $304.7 million to write down the targeted divestiture assets and abandoned assets from their carrying value to their estimated fair value.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporate and Other
Long-lived Assets. In connection with a similar review of the Company's asset portfolio conducted during the three months ended June 30, 2015 to identify non-strategic domestic assets that could be monetized, the Company identified non-strategic, non-coal-supplying assets as held-for-sale rather than held-for-use as of June 30, 2015. Accordingly, the Company recognized an impairment charge of $182.2 million to write the assets down from their carrying value to estimated fair value.
Equity Method Investments. Due to the impairment indicators noted above surrounding the Company's Australian platform, the Company reviewed its total investment in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. As a result of that review, the Company determined that the carrying value of its equity investment in Middlemount was other-than-temporarily impaired and recorded a charge of $46.6 million to write-off the investment. The Company, along with the other equity interest holder, also periodically makes loans to Middlemount pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. Prior to an impairment adjustment, the aggregate carrying value of such loans totaled $299.3 million. Of that amount, a total of $65.5 million (the Priority Loans) have seniority over the remainder (the Subordinated Loans). The Subordinated Loans are provided on an equal and shared basis with the other equity interest holder, and the Company's and the other equity interest holder's claims under the Subordinated Loans are on equal footing. The Company also reviewed the loans for impairment and recorded a charge of $136.8 million to write down the carrying value of the Subordinated Loans.
The fair value estimates made during the Company's impairment assessments were determined in accordance with the methods outlined in Note 1. "Summary of Significant Accounting Policies" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, except in certain instances where indicative bids were received related to non-strategic assets being marketed for divestiture. In those instances, the indicative bids were also considered in estimating fair value.
The Company believes the impairment charges recorded during the three months ended June 30, 2015 adequately address the realization risks disclosed in Note 3. "Asset Realization" to its Quarterly Report on Form 10-Q for the period ended March 31, 2015.
(4)    Discontinued Operations
Discontinued operations include certain former Australian Thermal Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested legacy operations.
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions)
(Loss) income from discontinued operations before income taxes	$(36.3)	$1.2	$(45.2)	$1.1
Income tax provision	—	0.4	—	0.1
(Loss) income from discontinued operations, net of income taxes	$(36.3)	$0.8	$(45.2)	$1.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities of Discontinued Operations
The carrying amounts of assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	June 30, 2015	December 31, 2014
	(Dollars in millions)
Assets:
Other current assets	$0.3	$0.3
Investments and other assets	15.9	16.3
Total assets classified as discontinued operations	$16.2	$16.6

Liabilities:
Accounts payable and accrued expenses	$97.9	$12.5
Other noncurrent liabilities	65.2	109.8
Total liabilities classified as discontinued operations	$163.1	$122.3
Patriot-Related Matters. Due to the May 2015 bankruptcy filing of Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot), the Company recorded a net charge of $34.7 million during the three and six months ended, June 30, 2105 to increase its liability related to the credit support it provides to Patriot. Additional information surrounding that charge is included in Note 17. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees."
In connection with the settlement agreement with Patriot and the United Mine Workers of America (UMWA) to resolve all disputed issues related to Patriot's prior bankruptcy, which became effective on December 18, 2013, the Company is required to provide total payments of $310.0 million, payable over four years through 2017, to partially fund the newly established voluntary employee beneficiary association (VEBA) and settle all Patriot and UMWA claims involving the Patriot bankruptcy. Those payments included an initial payment of $90.0 million made in January 2014, comprised of $70.0 million paid to Patriot and $20.0 million paid to the VEBA, and a payment of $75.0 million made in January 2015 to the VEBA. The settlement agreement also contemplates subsequent payments that will be made to the VEBA of $75.0 million in 2016 and $70.0 million in 2017.
Wilkie Creek Mine. In December 2013, the Company ceased production and started reclamation of the Wilkie Creek Mine in Queensland, Australia. On June 30, 2014, Queensland Bulk Handling Pty Ltd (QBH) commenced litigation against Peabody (Wilkie Creek) Pty Limited, the indirect wholly-owned subsidiary of the Company that owns the Wilkie Creek Mine, alleging breach of a Coal Port Services Agreement (CPSA) between the parties. Included in "(Loss) income from discontinued operations, net of income taxes" for the six months ended June 30, 2015 is a $7.6 million charge related to that litigation. Refer to Note 18. "Commitments and Contingencies" for additional information surrounding the QBH matter.
In June 2015, the Company entered into an agreement to sell the Wilkie Creek Mine in exchange for potential cash proceeds of up to $20 million and the assumption of certain liabilities, including asset retirement obligations. The closing of the sale remains subject to certain conditions.
(5)     Investments
Investments in available-for-sale securities at June 30, 2015 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Current:
Federal government securities	$2.2	$—	$—	$2.2
Noncurrent:
Federal government securities	31.0	0.1	—	31.1
U.S. corporate bonds	19.3	0.1	(0.1)	19.3
Total	$52.5	$0.2	$(0.1)	$52.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in available-for-sale securities at December 31, 2014 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
U.S. corporate bonds	$11.2	$—	$—	$11.2
Noncurrent:
Marketable equity securities	6.2	—	—	6.2
Federal government securities	32.0	—	—	32.0
U.S. corporate bonds	12.4	—	—	12.4
Total	$61.8	$—	$—	$61.8
The Company classifies its investments as short-term if, at the time of purchase, remaining maturities are greater than three months and up to one year. Such investments are included in "Other current assets" in the condensed consolidated balance sheets. Investments with remaining maturities of greater than one year are classified as long-term and are included in "Investments and other assets" in the condensed consolidated balance sheets. The Company’s previous investments in marketable equity securities consisted of an investment in Winsway Enterprises Holdings Limited. That investment was disposed of during the three months ended June 30, 2015, resulting in an immaterial gain compared to the adjusted cost basis of the securities.
Contractual maturities for available-for-sale investments in debt securities at June 30, 2015 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale debt securities	Cost	Fair Value
	(Dollars in millions)
Due in one year or less	$2.2	$2.2
Due in one to five years	50.3	50.4
Total	$52.5	$52.6
(6)     Inventories
Inventories as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(Dollars in millions)
Materials and supplies	$131.4	$143.6
Raw coal	84.4	115.0
Saleable coal	179.8	147.9
Total	$395.6	$406.5
Materials and supplies inventories presented above have been shown net of reserves of $4.9 million and $4.6 million as of June 30, 2015 and December 31, 2014, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)     Derivatives and Fair Value Measurements
Risk Management — Non-Coal Trading Activities
The Company is exposed to several risks in the normal course of business, including (1) foreign currency exchange rate risk for non-U.S. dollar expenditures and balances, (2) price risk on commodities produced by and utilized in the Company's mining operations and (3) interest rate risk that has been partially mitigated by fixed rates on long-term debt. The Company manages a portion of its commodity price risk related to the sale of coal (excluding coal trading activities) using long-term coal supply agreements (those with terms longer than one year), rather than using derivative instruments. Derivative financial instruments are used to manage the Company's risk exposure to prices of certain commodities used in production, foreign currency exchange rates and, from time to time, interest rates (collectively referred to as "Corporate Hedging"). These risks are actively monitored for compliance with the Company's risk management policies.
Foreign Currency Hedges. The Company is exposed to foreign currency exchange rate risk, primarily on Australian dollar expenditures made in its Australian mining platform. This risk has historically been managed using forward contracts and options designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted foreign currency expenditures. The Company intends to allow a substantial portion of its positions to settle without adding further positions of a comparable notional amount, but may, from time to time, continue to use forward contracts and options to hedge its foreign currency exchange rate risk on a selective basis.
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
Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at June 30, 2015:

	Notional Amount by Year of Maturity
	Total	2015	2016	2017
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$2,231.4	$701.4	$1,007.0	$523.0
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	212.3	63.5	89.5	59.3

	Instrument Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value of Net Liability
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$2,231.4	$—	$—	$(259.8)
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	212.3	—	—	(76.0)
Based on the net fair value of the Company’s non-coal trading commodity contract hedge positions held in “Accumulated other comprehensive loss” at June 30, 2015, the Company expects to reclassify net unrealized losses associated with the Company's diesel fuel hedge programs of approximately $49 million from comprehensive income into earnings over the next 12 months. Based on net unrealized losses associated with the Company's foreign currency hedge contract portfolio, as partially offset by unrecognized realized gains related to foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012 held in "Accumulated other comprehensive loss" at June 30, 2015, the net loss expected to be reclassified from comprehensive income to earnings over the next twelve months associated with that hedge program is approximately $179 million. As these realized and unrealized gains and losses are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings are expected to partially offset the effect of any changes in the hedged exposure related to the underlying transactions, when realized.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s Corporate Hedging derivatives during the three and six months ended June 30, 2015 and 2014:

		Three Months Ended June 30, 2015
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$54.1	$(25.4)	$0.3
Foreign currency forward contracts	Operating costs and expenses	—	117.1	(80.8)	—
Total		$—	$171.2	$(106.2)	$0.3

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $4.1 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

		Three Months Ended June 30, 2014
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	(Loss) gain reclassified from other comprehensive income into income (effective portion)(1)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$17.7	$(0.1)	$1.0
Foreign currency forward contracts	Operating costs and expenses	—	100.8	6.3	—
Total		$—	$118.5	$6.2	$1.0

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $33.9 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

		Six Months Ended June 30, 2015
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain (loss) recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$35.8	$(57.1)	$1.8
Foreign currency forward contracts	Operating costs and expenses	—	(19.0)	(154.4)	—
Total		$—	$16.8	$(211.5)	$1.8

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $14.8 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Six Months Ended June 30, 2014
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Gain recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$9.2	$(2.3)	$0.8
Foreign currency forward contracts	Operating costs and expenses	—	276.4	(12.5)	—
Total		$—	$285.6	$(14.8)	$0.8

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $74.8 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

Cash Flow Presentation. The Company classifies the cash effects of its Corporate Hedging derivatives within the "Cash Flows From Operating Activities" section of the unaudited condensed consolidated statements of cash flows.
Offsetting and Balance Sheet Presentation
The Company's Corporate Hedging derivative financial instruments are transacted in over-the-counter (OTC) markets with financial institutions under International Swaps and Derivatives Association (ISDA) Master Agreements. Those agreements contain symmetrical default provisions which allow for the net settlement of amounts owed by either counterparty in the event of default or contract termination. The Company offsets its Corporate Hedging asset and liability derivative positions on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Other current assets,” “Investments and other assets,” “Accounts payable and accrued expenses” and “Other noncurrent liabilities." Though the symmetrical default provisions associated with the Company's Corporate Hedging derivatives exist at the overall counterparty level across its foreign currency and diesel fuel hedging strategy derivative contract portfolios, the Company's accounting policy is to apply counterparty offsetting separately within those derivative contract portfolios for presentation in the condensed consolidated balance sheets because that application is more consistent with the fact that the Company generally net settles its Corporate Hedging derivatives with each counterparty by derivative contract portfolio on a routine basis.
The classification and amount of Corporate Hedging derivative financial instruments presented on a gross and net basis as of June 30, 2015 and December 31, 2014 are presented in the tables that follow.

	Fair Value of Assets as of June 30, 2015
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
	(Dollars in millions)
Current Assets:
Commodity swap contracts	$2.8	$(2.7)	$0.1
Total	$2.8	$(2.7)	$0.1

Noncurrent Assets:
Commodity swap contracts	$0.5	$(0.5)	$—
Total	$0.5	$(0.5)	$—

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value of Liabilities as of June 30, 2015
Financial Instrument	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented in the Condensed Consolidated Balance Sheet
	(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$51.3	$(2.5)	$48.8
Foreign currency forward contracts	179.0	—	179.0
Total	$230.3	$(2.5)	$227.8

Noncurrent Liabilities:
Commodity swap contracts	$28.0	$(0.7)	$27.3
Foreign currency forward contracts	80.8	—	80.8
Total	$108.8	$(0.7)	$108.1

Financial Instrument	Fair Value of Liabilities Presented in the Condensed Consolidated Balance Sheet as of December 31, 2014 (1)
(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$100.1
Foreign currency forward contracts	241.0
Total	$341.1

Noncurrent Liabilities:
Commodity swap contracts	$67.0
Foreign currency forward contracts	169.0
Total	$236.0

(1)	All commodity swap contracts and foreign currency forward contracts were in a liability position as of December 31, 2014.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$21.6	$31.0	$—	$52.6
Commodity swap contracts	—	(76.0)	—	(76.0)
Foreign currency contracts	—	(259.8)	—	(259.8)
Total net financial assets (liabilities)	$21.6	$(304.8)	$—	$(283.2)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$26.1	$35.7	$—	$61.8
Commodity swap contracts	—	(167.1)	—	(167.1)
Foreign currency contracts	—	(410.0)	—	(410.0)
Total net financial assets (liabilities)	$26.1	$(541.4)	$—	$(515.3)
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
The Company did not have any transfers between levels during the three and six months ended June 30, 2015 or 2014 for its Corporate Hedging positions. The Company’s policy is to value transfers between levels using the beginning of period valuation.
Other Financial Instruments. The Company used the following methods and assumptions in estimating fair values for other financial instruments as of June 30, 2015 and December 31, 2014:

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

The carrying amounts and estimated fair values of the Company’s long-term debt are summarized as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$6,305.2	$3,000.3	$5,986.8	$5,227.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit and Nonperformance Risk
The fair value of the Company’s Corporate Hedging derivative assets and liabilities reflects adjustments for credit risk. The Company manages its counterparty risk through established credit standards, diversification of counterparties, utilization of investment grade commercial banks, adherence to established tenor limits based on counterparty creditworthiness and continuous monitoring of that creditworthiness. To reduce its credit exposure for these hedging activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties in the event of default. The Company also continually monitors counterparties for nonperformance risk, if present, on a case-by-case basis.
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
Trading revenues recognized during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Trading Revenues by Type of Instrument	2015	2014	2015	2014
	(Dollars in millions)
Commodity futures, swaps and options	$3.0	$22.7	$41.6	$58.3
Physical commodity purchase/sale contracts	(1.6)	(12.4)	(23.5)	(27.0)
Total trading revenues	$1.4	$10.3	$18.1	$31.3
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
The gross fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset of $29.4 million and $44.3 million as of June 30, 2015 and December 31, 2014, respectively. Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive loss” at June 30, 2015, unrealized gains to be reclassified from comprehensive income to earnings through the end of the year are expected to be approximately $30 million, at which point, all unrealized gains will have been reclassified. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the effect of the realized underlying transactions in the unaudited condensed consolidated statements of operations.

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
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of June 30, 2015 and December 31, 2014 is set forth below:

Affected line item in the condensed consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation margin (held) posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of June 30, 2015
Assets from coal trading activities, net	$214.7	$(136.4)	$(34.2)	$44.1
Liabilities from coal trading activities, net	(162.9)	136.4	5.2	(21.3)
Total, net	$51.8	$—	$(29.0)	$22.8

	Fair Value as of December 31, 2014
Assets from coal trading activities, net	$342.5	$(248.3)	$(36.6)	$57.6
Liabilities from coal trading activities, net	(285.0)	248.3	4.0	(32.7)
Total, net	$57.5	$—	$(32.6)	$24.9

(1)	A total of $0.9 million of the net variation margin held at June 30, 2015 related to cash flow hedges.
See Note 7. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s Corporate Hedging activities.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$15.0	$7.4	$—	$22.4
Physical commodity purchase/sale contracts	—	(1.4)	1.8	0.4
Total net financial assets	$15.0	$6.0	$1.8	$22.8

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$(0.2)	$32.6	$—	$32.4
Physical commodity purchase/sale contracts	—	(9.6)	2.1	(7.5)
Total net financial (liabilities) assets	$(0.2)	$23.0	$2.1	$24.9
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
The fair value of the Company's coal trading positions classified in Level 3, and changes thereto, was not material to the periods presented. Additionally, the Company did not have any significant transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015 or 2014, nor were there any transfers in or out of Level 3 during those periods. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
As of June 30, 2015, the Company's trading portfolio was expected to have a negative net cash realization in 2015, followed by a positive net cash realization in 2016.

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
At June 30, 2015, 75% of the Company’s credit exposure related to coal trading activities with investment grade counterparties, while 6% was with non-investment grade counterparties and 19% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at June 30, 2015 and December 31, 2014, would have amounted to collateral postings to counterparties of approximately $25 million and $31 million, respectively. As of June 30, 2015 and December 31, 2014, no collateral was posted to counterparties for such positions.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level, as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. In 2015, each of the three major credit rating agencies downgraded the Company's corporate credit rating. The Company was not required to post additional collateral as a direct result of these downgrades for its derivative trading instruments. Even if a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties for these derivative trading instruments would have been zero at June 30, 2015 and December 31, 2014 based on the aggregate fair value of all derivative trading instruments with such features. As of June 30, 2015 and December 31, 2014, no collateral was posted to counterparties to support such derivative trading instruments.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At June 30, 2015 and December 31, 2014, the Company held net variation margin of $29.0 million and $32.6 million, respectively.
In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts and by certain of its OTC arrangements to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of June 30, 2015 and December 31, 2014, the Company had posted initial margin of $14.2 million and $15.2 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. The Company was in receipt of $0.8 million of margin in excess of the required variation and initial margin as of June 30, 2015, while it had posted $6.1 million of excess margin as of December 31, 2014.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)     Financing Receivables
The Company's total financing receivables as of June 30, 2015 and December 31, 2014 consisted of the following:

Balance Sheet Classification	June 30, 2015	December 31, 2014
	(Dollars in millions)
Other current assets	$26.6	$—
Investments and other assets	162.5	347.2
Total financing receivables	$189.1	$347.2
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables outstanding as of June 30, 2015.
Codrilla Mine Project. In 2011, a wholly-owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of a portion of its 85% interest in the Codrilla Mine Project to the other participants of the Coppabella Moorvale Joint Venture, afterward retaining 73.3% ownership.The final outstanding installment payment of 40% of the sale price is due upon the earlier of the mine's first coal shipment or a specified date. The sales agreement was amended in the second quarter of 2013 to delay the specified date from March 31, 2015 to June 30, 2016. There are currently no indications of impairment on the remaining installment and the Company expects to receive full payment by June 30, 2016. The remaining balance associated with these receivables totaled $26.6 million and $27.6 million at June 30, 2015 and December 31, 2014, respectively, and was recorded in "Other current assets" and "Investments and other assets" in the condensed consolidated balance sheets, respectively.
Middlemount. The Company periodically makes loans to Middlemount, in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. Middlemount is required to pay down the loans as excess cash is generated pursuant to its shareholders’ agreement. The Priority Loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5%, while the Subordinated Loans presently do not bear interest. The loans expire on December 31, 2016. Based on the expected timing of repayment of these loans, which is projected to extend beyond the stated expiration date, the Company considers these loans to be of a long-term nature. As a result, (1) the foreign currency impact related to the shareholder loans is included in foreign currency translation adjustment in the condensed consolidated balance sheets and the unaudited condensed consolidated statements of comprehensive income and (2) interest income on the Priority Loans is recognized when cash is received. Refer to Note 3. "Asset Impairment" for background surrounding an impairment charge of $136.8 million recognized during the three and six months ended June 30, 2015. The carrying value of these loans of $162.5 million and $319.6 million was reflected in "Investments and other assets" in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

(10)	Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(Dollars in millions)
Land and coal interests	$10,540.9	$11,021.1
Buildings and improvements	1,491.8	1,569.1
Machinery and equipment	2,363.1	2,685.7
Less: Accumulated depreciation, depletion and amortization	(4,901.8)	(4,698.6)
Total, net	$9,494.0	$10,577.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Income Taxes
The Company’s income tax benefits of $90.1 million and $48.5 million for the six months ended June 30, 2015 and 2014, respectively, included tax benefits of $0.2 million and $2.7 million related to the remeasurement of foreign income tax accounts, respectively. The Company’s income tax provision of $4.0 million for the three months ended June 30, 2014 included a tax benefit of $1.3 million related to the remeasurement of foreign income tax accounts for the same period. The Company's effective tax rate before remeasurement for the three and six months ended June 30, 2015 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax expense more than offset by reductions from percentage depletion, foreign rate differential and changes in valuation allowance.
The income tax benefits recorded for the three and six months ended June 30, 2015 are primarily comprised of a tax benefit that was allocated to results from continuing operations related to the tax effects of items credited directly to "Other comprehensive income." There was no similar benefit recorded for the three or six months ended June 30, 2014. Generally, the amount of tax provision or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as "Other comprehensive income." However, an exception applies in periods in which there is a year-to-date loss from continuing operations before taxes and income in other categories of earnings before taxes. Under this exception, and notwithstanding the continuing valuation allowance on the Company's net deferred tax assets in the U.S. and Australia, the tax provision is first allocated to the other categories of earnings and a related tax benefit is recorded in results from continuing operations.
(12)     Long-term Debt
The Company’s total indebtedness as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(Dollars in millions)
2013 Term Loan Facility due September 2020	$1,170.0	$1,175.1
7.375% Senior Notes due November 2016	—	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
10.00% Senior Secured Second Lien Notes due March 2022	976.7	—
7.875% Senior Notes due November 2026	247.7	247.6
Convertible Junior Subordinated Debentures due December 2066	383.7	382.3
Capital lease obligations	17.8	22.2
Other	0.9	1.2
Total	$6,305.2	$5,986.8
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's obligations under the 2013 Credit Facility are guaranteed by the Company and substantially all of its domestic subsidiaries and are secured by (1) a pledge of 65% of the stock of Peabody Investments (Gibraltar) Limited, a holding company for the Company's Australian operations, (2) a pledge of the stock of Peabody IC Funding Corp., whose assets are substantially comprised of intercompany debt owed to it by Peabody IC Holdings LLC, a holding company whose sole asset is intercompany debt owed to it by the top-level Gibraltar subsidiary of the Company’s Australian platform, an entity which previously owed such debt directly to Peabody IC Funding Corp. and (3) after the effectiveness of the First Amendment, substantially all of the Company’s U.S. assets and 65% of the equity interests of its first-tier foreign subsidiaries, subject to certain exceptions. Under the 2013 Credit Facility, the amount of such obligations that are secured by Principal Property and Capital Stock (each as is defined in the indentures for the Company's 6.00%, 6.25%, 6.50% and 7.875% Senior Notes (collectively, the Senior Notes)) is limited in order for the Company to utilize the general liens basket in the Company's Senior Notes indentures.
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
The Company paid aggregate modification costs of $11.8 million related to the First Amendment during the six months ended June 30, 2015, which will be amortized over the remaining terms of the 2013 Revolver and the 2013 Term Loan Facility.
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
The Senior Secured Second Lien Notes are secured by a second-priority lien on all of the assets that secure the Company's obligations under the 2013 Credit Facility on a first-lien basis, subject to permitted liens and other limitations. The Company's Senior Secured Second Lien Notes indenture contains a limit, consistent with the 2013 Credit Facility, on the amount of debt that may be secured by Principal Property and Capital Stock. For purposes of calculating the Principal Property limit, 15% of Specified Consolidated Net Tangible Assets (as that term is used in the related indenture) was approximately $1.6 billion as of June 30, 2015. Additionally, as of June 30, 2015, the book value of Principal Property was approximately $3.0 billion, the book value of property that did not constitute Principal Property was approximately $2.6 billion and the book value of 65% of the capital stock in the Company's first-tier foreign subsidiaries and 65% of the capital stock in Peabody Investments (Gibraltar) Limited was approximately $3.0 billion.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notes were issued at an issue price of 97.566% of principal amount, resulting in an original issue discount of $24.3 million that will be amortized through maturity. The Company also paid aggregate debt issuance costs of $16.9 million during the six months ended June 30, 2015 related to the offering, which will also be amortized over the life of the Senior Secured Second Lien Notes.
2016 Senior Notes Tender Offer and Redemption
Concurrently with the offering of the Senior Secured Second Lien Notes, the Company commenced a tender offer to repurchase the $650.0 million aggregate principal amount then outstanding of the 2016 Senior Notes. Consequently, the Company repurchased $566.9 million aggregate principal amount of the notes that were validly tendered and not validly withdrawn during March 2015. The Company redeemed the remaining $83.1 million aggregate principal amount of the 2016 Senior Notes on April 15, 2015. In connection with those repurchases, the Company recognized an aggregate loss on early debt extinguishment of $8.3 million and $67.8 million in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015, respectively. The year-to-date charge was comprised of aggregate tender offer and make-whole premiums paid of $66.4 million and the non-cash write-off of associated unamortized debt issuance costs of $1.4 million.
(13) Pension and Postretirement Benefit Costs
Net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Service cost for benefits earned	$0.7	$0.5	$1.3	$1.0
Interest cost on projected benefit obligation	10.1	11.3	20.2	22.7
Expected return on plan assets	(12.1)	(13.5)	(24.1)	(27.1)
Amortization of prior service cost and net actuarial loss	10.2	7.8	20.4	15.7
Net periodic pension cost	$8.9	$6.1	$17.8	$12.3
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of June 30, 2015, the Company's qualified plans were expected to be at or above the Pension Protection Act thresholds and will therefore avoid benefit restrictions and at-risk penalties for 2015. During the three and six months ended June 30, 2015, the Company contributed $1.2 million and $ 2.2 million respectively, to its qualified pension plans. During the three and six months ended June 30, 2015, the Company contributed $0.4 million and $0.7 million respectively to its non-qualified pension plans. The Company expects to contribute approximately $5.8 million to its pension plans to meet minimum funding requirements for its qualified plans and benefit payments for its non-qualified plans in 2015.
Net periodic postretirement benefit cost included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Service cost for benefits earned	$2.8	$3.0	$5.6	$6.1
Interest cost on accumulated postretirement benefit obligation	8.4	9.1	16.9	18.2
Amortization of prior service cost and net actuarial loss	4.5	4.0	9.0	7.9
Net periodic postretirement benefit cost	$15.7	$16.1	$31.5	$32.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Accumulated Other Comprehensive Loss
The following table sets forth the after-tax components of accumulated other comprehensive (loss) income and changes thereto recorded during the six months ended June 30, 2015:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Available-For-Sale Securities	Total Accumulated Other Comprehensive (Loss) Income
	(Dollars in millions)
December 31, 2014	$(111.5)	$(317.5)	$25.1	$(360.9)	$—	$(764.8)
Net change in fair value	—	—	—	15.2	—	15.2
Reclassification from other comprehensive income to earnings	—	17.8	(1.8)	115.0	—	131.0
Current period change	(26.2)	—	—	—	—	(26.2)
June 30, 2015	$(137.7)	$(299.7)	$23.3	$(230.7)	$—	$(644.8)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the three months ended June 30, 2015 and 2014:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive (loss) income components	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(6.2)	$(3.6)	Operating costs and expenses
Defined benefit pension plans	(8.2)	(6.2)	Operating costs and expenses
Defined benefit pension plans	(1.7)	(1.3)	Selling and administrative expenses
Insignificant items	1.9	1.0
	(14.2)	(10.1)	Total before income taxes
	10.5	3.8	Income tax benefit
	$(3.7)	$(6.3)	Total after income taxes

Prior service cost associated with postretirement plans:
Postretirement health care and life insurance benefits	$1.7	$(0.4)	Operating costs and expenses
Defined benefit pension plans	(0.3)	(0.3)	Operating costs and expenses
	1.4	(0.7)	Total before income taxes
	(1.1)	0.2	Income tax (provision) benefit
	$0.3	$(0.5)	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$(80.8)	$6.3	Operating costs and expenses
Fuel and explosives commodity swaps	(25.1)	0.9	Operating costs and expenses
Coal trading commodity futures, swaps and options	9.1	3.0	Other revenues
Insignificant items	(0.1)	—
	(96.9)	10.2	Total before income taxes
	75.9	0.4	Income tax benefit
	$(21.0)	$10.6	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the six months ended June 30, 2015 and 2014:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive (loss) income components	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(12.4)	$(7.2)	Operating costs and expenses
Defined benefit pension plans	(16.5)	(12.4)	Operating costs and expenses
Defined benefit pension plans	(3.4)	(2.7)	Selling and administrative expenses
Insignificant items	4.0	2.0
	(28.3)	(20.3)	Total before income taxes
	10.5	7.6	Income tax benefit
	$(17.8)	$(12.7)	Total after income taxes

Prior service credit (cost) associated with postretirement plans:
Postretirement health care and life insurance benefits	$3.4	$(0.7)	Operating costs and expenses
Defined benefit pension plans	(0.5)	(0.6)	Operating costs and expenses
	2.9	(1.3)	Total before income taxes
	(1.1)	0.4	Income tax (provision) benefit
	$1.8	$(0.9)	Total after income taxes

Cash flow hedges:
Foreign currency forward contracts	$(154.4)	$(12.5)	Operating costs and expenses
Fuel and explosives commodity swaps	(55.3)	(1.5)	Operating costs and expenses
Coal trading commodity futures, swaps and options	22.4	20.8	Other revenues
Insignificant items	(0.3)	(0.1)
	(187.6)	6.7	Total before income taxes
	72.6	(1.7)	Income tax benefit (provision)
	$(115.0)	$5.0	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Other Events
Organizational Realignment
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
During June 2015, the Company eliminated corporate and regional staff positions in the U.S. and implemented workforce reductions of employee and contractor positions at multiple mines in Australia. Included in the Company's unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 were aggregate restructuring charges of $21.2 million, primarily comprised of cash severance costs. Of that amount, $20.3 million remained accrued as of June 30, 2015, which is expected to be paid in the second half of 2015.
Coal Supply Agreement
During April 2014, the Company finalized pricing under a sales agreement for one of its Powder River Basin Mining segment customers. As a result of that agreement, during the three and six months ended June 30, 2014 the Company recognized additional contract revenue totaling $43.2 million and $33.5 million, respectively, and additional sales-related expenses totaling $8.2 million and $6.4 million, respectively, and has prospectively realized higher prices for coal supplied pursuant to that agreement.
Divestitures
As noted in Note 3. "Asset Impairment," the Company initiated a review of its asset portfolio during the three months ended June 30, 2015. In connection with that review and related marketing and divestiture approval processes conducted during the period, certain assets were classified as held-for-sale as of June 30, 2015. Subsequent to the related write-downs, such assets had an aggregate carrying value of approximately $125 million and were included in "Other current assets" in the Company's unaudited condensed consolidated balance sheet at that date. The results of operations and cash flows of such assets were not material to the consolidated financial statements for the periods presented in this report.
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
The computation of diluted EPS also excluded aggregate share-based compensation awards of approximately 8.5 million and 3.1 million for the three months ended June 30, 2015 and 2014, respectively, and 8.5 million and 4.4 million for the six months ended June 30, 2015 and 2014, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions, except per share data)
EPS numerator:
Loss from continuing operations, net of income taxes	$(1,007.2)	$(72.0)	$(1,171.6)	$(116.3)
Less: Net income attributable to noncontrolling interests	1.8	2.1	5.1	6.5
Loss from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	(1,009.0)	(74.1)	(1,176.7)	(122.8)
Less: Earnings allocated to participating securities	—	0.3	—	0.5
Loss from continuing operations attributable to common stockholders, after allocation of earnings to participating securities	(1,009.0)	(74.4)	(1,176.7)	(123.3)
(Loss) income from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(36.3)	0.8	(45.2)	1.0
Net loss attributable to common stockholders, after earnings allocated to participating securities	$(1,045.3)	$(73.6)	$(1,221.9)	$(122.3)

EPS denominator:
Weighted average shares outstanding — basic and diluted	272.3	268.0	271.2	267.9

Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(3.71)	$(0.28)	$(4.34)	$(0.46)
(Loss) income from discontinued operations	(0.13)	0.01	(0.17)	—
Net loss attributable to common stockholders	$(3.84)	$(0.27)	$(4.51)	$(0.46)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent Event
On July 27, 2015, the Company's Board of Directors (the Board) approved seeking shareholder approval to implement a reverse stock split of the Company's common stock, par value $0.01 per share. If this proposal is approved by the Company's shareholders at a special meeting expected to be held in mid to late September 2015, the Board (or any authorized committee of the Board) will have the authority, without further action on the part of the shareholders, to implement the reverse stock split at a ratio to be determined later at the Board's (or any authorized committee of the Board's) discretion among five alternatives ranging between one-for-eight and one-for-20. The Company anticipates that the reverse stock split, if approved by the shareholders, will be implemented as soon as practicable. The Board (or any authorized committee of the Board) reserved the right to abandon the reverse stock split, even if approved by the shareholders, if the Board (or any authorized committee of the Board), in its sole discretion, determines that the reverse stock split is no longer in the best interests of the Company or its shareholders.
(17) Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees
In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In the Company’s past experience, no material claims have been made against these financial instruments. As of August 7, 2015, management does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the unaudited condensed consolidated balance sheet as of June 30, 2015 related to credit support provided to Patriot.
Financial Instruments with Off-Balance Sheet Risk
As of June 30, 2015, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other (1)	Total
	(Dollars in millions)
Self bonding	$1,413.6	$—	$—	$—	$1,413.6
Surety bonds	321.9	110.6	91.9	14.1	538.5
Bank guarantees	316.7	—	—	110.9	427.6
Letters of credit	17.6	—	38.8	159.8	216.2
	$2,069.8	$110.6	$130.7	$284.8	$2,595.9

(1)
Other includes the $79.7 million in letters of credit related to Dominion Terminal Associates and TXU Europe Limited described below and an additional $205.1 million in bank guarantees, letters of credit and surety bonds related to collateral for road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which, in the aggregate, provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of June 30, 2015, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by letters of credit totaling $42.7 million.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of June 30, 2015. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2015, the Company's wholly-owned captive insurance subsidiary was party to a letter of credit arrangement for $32.9 million in relation to certain of its workers' compensation and other insurance-related obligations whereby that subsidiary has pledged $46.9 million of its investments in debt securities as collateral.  This arrangement reduces the letters of credit drawn on the Company's 2013 Credit Facility and effectively lowers the fees associated with the related letters of credit.
Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly-owned, bankruptcy-remote subsidiary (Seller). At June 30, 2015, the Company had $18.2 million remaining capacity available under the securitization program, net of outstanding letters of credit and amounts drawn. Under the securitization program, the Company contributes trade receivables of most of the Company's U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the 2013 Revolver portion of the Company’s 2013 Credit Facility, effectively managing its overall borrowing costs and providing an additional source of working capital. The securitization program will expire in April 2016.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the six months ended June 30, 2015, the Company received total consideration of $1,896.7 million related to accounts receivable sold under the securitization program, including $1,313.3 million of cash up front from the sale of the receivables, an additional $332.1 million of cash upon the collection of the underlying receivables and $80.5 million that had not been collected at June 30, 2015 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $110.0 million and $30.0 million at June 30, 2015 and December 31, 2014, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.4 million for each of the three months ended June 30, 2015 and 2014, and $0.8 million for each of the six months ended June 30, 2015 and 2014, respectively.
Patriot Bankruptcy
In 2012, Patriot and certain of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code. In 2013, the Company entered into a definitive settlement agreement with Patriot and the UMWA, on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code in the Eastern District of Virginia and subsequently initiated a process to sell some or all of its assets to qualified bidders. In July 2015, Patriot filed a plan of reorganization that proposes to sell some or all of its assets as going concerns and contribute the remainder to a liquidating trust.
As part of the 2013 definitive settlement agreement, the Company currently provides $121.5 million of credit support to Patriot. Approximately $86 million of this credit support is scheduled to end in 2018.  As of June 30, 2015, $81.0 million of this credit support took the form of surety bonds issued for the benefit of Patriot beneficiaries; $22.4 million of this credit support took the form of letters of credit issued for the benefit of Patriot beneficiaries; and $18.1 million of this credit support took the form of corporate guarantees to Patriot beneficiaries. Those surety bonds and letters of credit are included in the financial instruments with off-balance sheet risk table presented in this note, while the corporate guarantees are not. A total of $35.3 million relates to certain of Patriot’s Coal Act obligations that a subsidiary of the Company agreed to fund at the time of the Patriot spin-off pursuant to the Coal Act Liabilities Assumption Agreement. Also, a total of $15.0 million relates to Patriot’s federal black lung obligations. No claims have been made against the outstanding credit support as of the filing of this report.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to Patriot’s May 2015 bankruptcy filing, the Company recorded a net charge of $34.7 million to increase its liability related to the credit support to $91.4 million, representing the estimated fair value of the portion of the credit support exposed to nonperformance by Patriot. That net charge included a $16.6 million correction of an error reflected in the second quarter of 2015 to derecognize a liability that had been recorded to the Company’s historical financial statements in 2014 and 2013. The Company reflected the correction as an out of period adjustment because it considers the impact of the error to be immaterial quantitatively and qualitatively to the total mix of information available in the Company’s 2015 and historical financial statements.
Patriot has federal and state black lung occupational disease liabilities related to workers employed in periods prior to Patriot’s spin-off from the Company in 2007. Upon spin-off, Patriot indemnified the Company against any claim relating to these liabilities, which amounted to approximately $150 million at that time. The indemnification included any claim made by the U.S. Department of Labor (DOL) against the Company with respect to these obligations as a potentially liable operator under the Federal Coal Mine Health and Safety Act of 1969. The definitive settlement agreement reached in 2013 included Patriot’s affirmance of all indemnities provided in the spin-off agreements, including the indemnity relating to such black lung liabilities.
By statute, the Company remains secondarily liable for the black lung liabilities related to Patriot’s workers employed in periods prior to Patriot’s spin-off. Whether the Company will ultimately be required to fund those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain, including whether some or all of those obligations will be included in qualified buyer bids and, if not, whether the exclusion of such obligations would be approved by the U.S. Bankruptcy Court of the Eastern District of Virginia in approving a winning bid. Furthermore, while it is probable that the Company may be required to fund some or all of these obligations in the future, the amount of the Company’s exposure cannot be reasonably estimated due to (1) the aforementioned uncertainty and (2) the lack of recent, reliable information available to the Company surrounding beneficiary data and other sources of collateral, if any, that the DOL would first look to before asserting any claims against the Company. Accordingly, no amounts have been accrued in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2015 in excess of a $15.0 million liability related to the Company’s credit support of Patriot’s federal black lung obligations.
Other
Included in "Other noncurrent liabilities" in the Company's condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 is a liability of $44.7 million, related to reclamation, bonding and mine closure commitments provided on behalf of a third-party coal producer associated with a 2007 purchase of coal reserves and surface lands in the Illinois Basin.
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
(18) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2015, purchase commitments for capital expenditures were $30.9 million, all of which are obligated within the next 12 months.
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
Litigation Relating to Continuing Operations
Peabody Monto Coal Pty Ltd, Monto Coal 2 Pty Ltd and Peabody Energy Australia PCI Pty Ltd (PEA-PCI). In October 2007, a statement of claim was delivered to Peabody Monto Coal Pty Ltd, a wholly-owned subsidiary of PEA-PCI, then Macarthur Coal Limited, and Monto Coal 2 Pty Ltd, an equity accounted investee, from the minority interest holders in the Monto Coal Joint Venture, alleging that Monto Coal 2 Pty Ltd breached the Monto Coal Joint Venture Agreement and Peabody Monto Coal Pty Ltd breached the Monto Coal Management Agreement. Peabody Monto Coal Pty Ltd is the manager of the Monto Coal Joint Venture pursuant to the Management Agreement. Monto Coal 2 Pty Ltd holds a 51% interest in the Monto Coal Joint Venture. The plaintiffs are Sanrus Pty Ltd, Edge Developments Pty Ltd and H&J Enterprises (Qld) Pty Ltd. An additional statement of claim was delivered to PEA-PCI in November 2010 from the same minority interest holders in the Monto Coal Joint Venture, alleging that PEA-PCI induced Monto Coal 2 Pty Ltd and Peabody Monto Coal Pty Ltd to breach the Monto Coal Joint Venture Agreement and the Monto Coal Management Agreement, respectively. The plaintiffs later amended their claim to allege damages for lost opportunities to sell their joint venture interest. These actions, which are pending before the Supreme Court of Queensland, Australia, seek damages from the three defendants collectively of amounts ranging from $15.6 million Australian dollars to $1.8 billion Australian dollars, plus interest and costs. The defendants dispute the claims and are vigorously defending their positions. Based on the Company's evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information the Company believes these claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.
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
Eagle Mining, LLC Arbitration.  On May 3, 2013, Eagle Mining, LLC (Eagle) filed an arbitration demand against a Company subsidiary under a contract mining agreement, asserting various claims for damages.   An arbitration hearing was held in January 2014 before a single arbitrator.  As a result of the damages awarded to Eagle in arbitration, the Company recorded a charge of $15.6 million in "Operating costs and expenses" in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2014. On April 18, 2014, the Company subsidiary filed a petition to partially vacate and modify the arbitration award in the United States District Court for the Southern District of West Virginia, Charleston Division. On July 29, 2015, the District Court issued a Memorandum Opinion and Order denying the petition to partially vacate and modify the arbitration award and granting Eagle’s motion to confirm the arbitration award.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 27, 2015, the Supreme Court of Queensland, Australia ruled that QBH and the Company subsidiary were bound to enter into a new CPSA upon substantially the same terms as the 2009 CPSA between them. Under the 2009 CPSA, QBH provided services to Peabody (Wilkie Creek) Pty Limited for operations at the Wilkie Creek Mine, which was closed in 2013. Under the court’s ruling, the term of the proposed new CPSA would commence January 1, 2015 and expire on December 31, 2026 and would require annual minimum payments of approximately $11.8 million Australian dollars. The Company subsidiary strongly disputes this finding and is appealing it. The appeal was heard by the Court of Appeal on July 30, 2015 and the Company expects the Court of Appeal to deliver a decision in the second half of 2015.
While the ultimate impact of the litigation is subject to a wide range of uncertainty, the Company recognized a charge of $7.6 million to discontinued operations for the six months ended June 30, 2015. That amount represents the low end of the range of loss that the Company considers probable. It is reasonably possible that additional exposure may exist up to and including the aggregate annual minimum payments required under the proposed new CPSA noted above.
Lori J. Lynn Class Action. On June 11, 2015, a former Peabody Investments Corp. (PIC) employee filed a putative class action lawsuit in the United States District Court, Eastern District of Missouri on behalf of three of the Company’s or its subsidiaries 401(k) retirement plans and certain participants and beneficiaries of the plans. The lawsuit, which was brought against the Company, Peabody Holding Company, LLC (PHC), PIC and a number of the Company’s and PIC’s current and former executives and employees, alleges breach of fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) relating to the offering of the Peabody Energy Stock Fund as an investment option in the 401(k) retirement plans.  The defendants dispute the allegations of the lawsuit and plan to vigorously defend their positions.
 The parties filed a joint stipulation regarding the preliminary schedule of proceedings.  Pursuant to that stipulation, the plaintiff is expected to file an amended complaint. Following the filing of an amended complaint, the Company will investigate any new allegations. Based on the Company's evaluation of the issues and their potential impact, the amount of future loss, if any, cannot be reasonably estimated at this time.
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
Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $66.2 million as of June 30, 2015 and $69.4 million as of December 31, 2014, of which $16.3 million and $19.4 million was reflected as a current liability, respectively, in the condensed consolidated balance sheets as of those dates. These amounts represent those costs that the Company believes are probable and reasonably estimable.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UMWA 1974 Pension Plan (Plan). On July 16, 2015, a lawsuit was filed by the Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against the Company, PHC, a subsidiary of the Company, and Arch Coal, Inc. (Arch). The plaintiffs are seeking, pursuant to ERISA and the Multiemployer Pension Plan Amendments Act of 1980 (MPPAA), a declaratory judgment that the defendants are obligated to arbitrate any opposition to the Trustees’ determination that the defendants have statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. Alternatively, if the court rules that the Company, PHC and Arch are not required to submit to arbitration, the plaintiffs seek a ruling that the defendants are liable for withdrawal liability. The plaintiffs claim that withdrawal liability will result in at least $767 million owed to the Plan.
The plaintiffs allege that Patriot intends to terminate its collective bargaining agreement with the UMWA and cease contributions to the Plan, which will trigger withdrawal liability under ERISA. The Trustees claim that a principal purpose of the Company’s 2007 spin-off of Patriot was to “evade or avoid” an obligation to the Plan. The Company and PHC strongly dispute this claim and are vigorously defending their positions. Based on the Company's evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated, but the Company believes these claims are likely to be finalized without a material adverse effect on its financial condition, results of operations or cash flows.
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
(19) Segment Information
During the second quarter of 2015, the Company elected a new chief executive officer, who is also considered the Company's chief operating decision maker (CODM). Due to that change, the Company updated its reportable segments to reflect the manner in which its new CODM views the Company's businesses for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. The Company now reports its results of operations primarily through the following reportable segments: "Powder River Basin Mining," “Midwestern U.S. Mining," “Western U.S. Mining,” “Australian Metallurgical Mining," "Australian Thermal Mining," “Trading and Brokerage” and “Corporate and Other.” Prior period results have been recast for comparability.
The principal business of the Company's mining segments in the U.S. is the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a portion sold into the seaborne markets as market conditions warrant. The Company's Powder River Basin Mining operations consist of its mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). The Company's Midwestern U.S. Mining operations reflect the Company’s Illinois and Indiana mining operations, which are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). The Company's Western U.S. Mining operations reflect the aggregation of the Southwest and Colorado mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes, coal with a lower sulfur content and Btu and generally higher customer transportation costs (due to longer shipping distances). Geologically, the Company's Powder River Basin operations mine sub-bituminous coal deposits, its Midwestern operations mine bituminous coal deposits and its Western operations mine both bituminous and sub-bituminous coal deposits.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The business of the Company's Australian operating platform is primarily export focused with customers spread across several countries, while a portion of the coal is sold within Australia. Generally, revenues from individual countries vary year by year based on electricity demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. The Company’s Australian Metallurgical Mining operations consist of mines in Queensland and New South Wales, Australia. The mines in that segment are characterized by both surface and underground extraction processes used to mine various qualities of metallurgical coal (low-sulfur, high Btu coal). The metallurgical coal qualities include hard coking coal, semi-hard coking coal, semi-soft coal and pulverized coal injection coal. The Company's Australian Thermal Mining operations predominantly consist of mines in New South Wales, Australia. The mines in that segment are characterized by both surface and underground extraction processes used to mine low-sulfur, high Btu thermal coal. The Company classifies its Australian mines within the Australian Metallurgical Mining or Australian Thermal Mining segments based on the primary customer base and coal reserve type of each mining operation. A small portion of the coal mined by the Australian Metallurgical Mining segment is of a thermal grade. Similarly, a small portion of the coal mined by the Australian Thermal Mining segment is of a metallurgical grade. Additionally, the Company may market some of its metallurgical coal products as a thermal coal product from time to time depending on market conditions.
The Company's Trading and Brokerage segment engages in the direct and brokered trading of coal and freight-related contracts through the trading and business offices. Coal brokering is conducted both as principal and agent in support of various coal production-related activities that may involve coal produced from our mines, coal sourcing arrangements with third-party mining companies or offtake agreements with other coal producers. The Trading and Brokerage segment also provides transportation-related services, which involves both financial derivative contracts and physical contracts. Collectively, coal and freight-related hedging activities include both economic hedging and, from time to time, cash flow hedging in support of our coal trading strategy.
The Company's Corporate and Other segment includes selling and administrative expenses, Corporate Hedging activities, mining and export/transportation joint ventures, restructuring charges and activities associated with the optimization of our coal reserve and real estate holdings, the closure of inactive mining sites and certain energy-related commercial matters.
The Company’s CODM uses Adjusted EBITDA as the primary measure of segment profit and loss. The Company defines Adjusted EBITDA as (loss) income from continuing operations before deducting net interest expense (including gains and losses on early debt extinguishment or modification); income taxes; asset retirement obligation expenses, depreciation, depletion and amortization; asset impairment and mine closure costs; charges for the settlement of claims and litigation related to previously divested operations and changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Revenues:
Powder River Basin Mining	$410.0	$499.7	$918.9	$966.0
Midwestern U.S. Mining	243.1	304.6	518.8	607.6
Western U.S. Mining	169.2	226.9	349.6	442.6
Australian Metallurgical Mining	310.9	459.0	644.2	790.4
Australian Thermal Mining	195.0	248.4	409.9	528.8
Trading and Brokerage	1.5	10.3	18.2	31.3
Corporate and Other	9.6	9.1	17.6	18.1
Total	$1,339.3	$1,758.0	$2,877.2	$3,384.8

Adjusted EBITDA:
Powder River Basin Mining	$94.7	$151.8	$234.7	$267.8
Midwestern U.S. Mining	67.3	69.8	146.3	149.4
Western U.S. Mining	49.5	70.0	102.0	129.0
Australian Metallurgical Mining	(0.4)	(49.6)	13.2	(117.9)
Australian Thermal Mining	56.2	54.9	104.5	144.2
Trading and Brokerage	(2.8)	6.3	1.0	4.4
Corporate and Other	(177.5)	(90.1)	(349.1)	(186.9)
Total	$87.0	$213.1	$252.6	$390.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of Adjusted EBITDA to consolidated loss from continuing operations, net of income taxes follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Total Adjusted EBITDA	$87.0	$213.1	$252.6	$390.0
Depreciation, depletion and amortization	(147.1)	(163.1)	(294.6)	(320.3)
Asset impairment	(900.8)	—	(900.8)	—
Asset retirement obligation expenses	(13.9)	(15.9)	(28.1)	(31.5)
Change in deferred tax asset valuation allowance related to equity affiliates	1.1	—	0.8	—
Amortization of basis difference related to equity affiliates	(2.1)	(1.3)	(3.5)	(2.5)
Interest expense	(118.9)	(103.6)	(225.5)	(206.9)
Loss on early debt extinguishment	(8.3)	(1.6)	(67.8)	(1.6)
Interest income	2.7	4.4	5.2	8.0
Income tax benefit (provision)	93.1	(4.0)	90.1	48.5
Loss from continuing operations, net of income taxes	$(1,007.2)	$(72.0)	$(1,171.6)	$(116.3)
Asset details are included in the table below. Assets are reflected at the division level only for our mining segments and are not allocated between each individual segment as such information is not regularly reviewed by the Company's CODM. Further, some assets service more than one segment within the division and an allocation of such assets would not be meaningful or representative on a segment by segment basis.

	June 30, 2015	December 31, 2014
	(Dollars in millions)
Total Assets
U.S. Mining	$3,996.0	$4,099.1
Australian Mining	5,695.9	6,623.9
Trading and Brokerage	264.3	300.7
Corporate and Other	1,905.2	2,167.4
Consolidated	$11,861.4	$13,191.1
(20)     Supplemental Guarantor/Non-Guarantor Financial Information
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$805.1	$543.0	$(8.8)	$1,339.3
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	105.9	619.1	482.6	(8.8)	1,198.8
Depreciation, depletion and amortization	—	67.7	79.4	—	147.1
Asset retirement obligation expenses	—	4.6	9.3	—	13.9
Selling and administrative expenses	8.1	29.6	3.9	—	41.6
Restructuring charges	(3.9)	10.2	14.9	—	21.2
Other operating (income) loss:
Net gain on disposal of assets	(2.4)	(9.8)	—	—	(12.2)
Asset impairment	—	182.2	718.6	—	900.8
Loss from equity affiliates and investment in subsidiaries	800.0	1.7	2.2	(800.0)	3.9
Interest expense	119.9	1.7	3.0	(5.7)	118.9
Loss on early debt extinguishment	8.3	—	—	—	8.3
Interest income	(0.3)	(3.1)	(5.0)	5.7	(2.7)
Loss from continuing operations before income taxes	(1,035.6)	(98.8)	(765.9)	800.0	(1,100.3)
Income tax benefit	(25.2)	(63.6)	(4.3)	—	(93.1)
Loss from continuing operations, net of income taxes	(1,010.4)	(35.2)	(761.6)	800.0	(1,007.2)
Loss from discontinued operations, net of income taxes	(34.9)	(0.8)	(0.6)	—	(36.3)
Net loss	(1,045.3)	(36.0)	(762.2)	800.0	(1,043.5)
Less: Net income attributable to noncontrolling interests	—	—	1.8	—	1.8
Net loss attributable to common stockholders	$(1,045.3)	$(36.0)	$(764.0)	$800.0	$(1,045.3)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net loss	$(1,045.3)	$(36.0)	$(762.2)	$800.0	$(1,043.5)
Other comprehensive income (loss), net of income taxes	190.7	3.9	(7.4)	3.5	190.7
Comprehensive loss	(854.6)	(32.1)	(769.6)	803.5	(852.8)
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.8	—	1.8
Comprehensive loss attributable to common stockholders	$(854.6)	$(32.1)	$(771.4)	$803.5	$(854.6)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,005.0	$774.9	$(21.9)	$1,758.0
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(7.3)	741.2	755.6	(21.9)	1,467.6
Depreciation, depletion and amortization	—	76.2	86.9	—	163.1
Asset retirement obligation expenses	—	7.0	8.9	—	15.9
Selling and administrative expenses	11.0	42.8	5.4	—	59.2
Other operating (income) loss:
Net (gain) loss on disposal of assets	—	(2.3)	0.1	—	(2.2)
Loss from equity affiliates and investment in subsidiaries	4.4	2.1	19.5	(4.4)	21.6
Interest expense	105.6	1.7	1.7	(5.4)	103.6
Loss on early debt extinguishment	1.6	—	—	—	1.6
Interest income	(0.1)	(2.1)	(7.6)	5.4	(4.4)
(Loss) income from continuing operations before income taxes	(115.2)	138.4	(95.6)	4.4	(68.0)
Income tax (benefit) provision	(41.0)	41.0	4.0	—	4.0
(Loss) income from continuing operations, net of income taxes	(74.2)	97.4	(99.6)	4.4	(72.0)
Income (loss) from discontinued operations, net of income taxes	0.9	(0.5)	0.4	—	0.8
Net (loss) income	(73.3)	96.9	(99.2)	4.4	(71.2)
Less: Net income attributable to noncontrolling interests	—	—	2.1	—	2.1
Net (loss) income attributable to common stockholders	$(73.3)	$96.9	$(101.3)	$4.4	$(73.3)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(73.3)	$96.9	$(99.2)	$4.4	$(71.2)
Other comprehensive income (loss), net of income taxes	74.5	(7.5)	2.6	4.9	74.5
Comprehensive income (loss)	1.2	89.4	(96.6)	9.3	3.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.1	—	2.1
Comprehensive income (loss) attributable to common stockholders	$1.2	$89.4	$(98.7)	$9.3	$1.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,749.9	$1,152.8	$(25.5)	$2,877.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	210.1	1,311.5	1,024.3	(25.5)	2,520.4
Depreciation, depletion and amortization	—	143.5	151.1	—	294.6
Asset retirement obligation expenses	—	12.0	16.1	—	28.1
Selling and administrative expenses	17.8	66.7	6.5	—	91.0
Restructuring charges	(3.9)	10.2	14.9	—	21.2
Other operating (income) loss:
Net gain on disposal of assets	(2.4)	(9.9)	—	—	(12.3)
Asset impairment	—	182.2	718.6	—	900.8
Loss from equity affiliates and investment in subsidiaries	695.6	2.9	4.1	(695.6)	7.0
Interest expense	227.9	3.4	5.6	(11.4)	225.5
Loss on early debt extinguishment	67.8	—	—	—	67.8
Interest income	(0.4)	(5.8)	(10.4)	11.4	(5.2)
(Loss) income from continuing operations before income taxes	(1,212.5)	33.2	(778.0)	695.6	(1,261.7)
Income tax benefit	(25.2)	(62.3)	(2.6)	—	(90.1)
(Loss) income from continuing operations, net of income taxes	(1,187.3)	95.5	(775.4)	695.6	(1,171.6)
Loss from discontinued operations, net of income taxes	(34.6)	(1.9)	(8.7)	—	(45.2)
Net (loss) income	(1,221.9)	93.6	(784.1)	695.6	(1,216.8)
Less: Net income attributable to noncontrolling interests	—	—	5.1	—	5.1
Net (loss) income attributable to common stockholders	$(1,221.9)	$93.6	$(789.2)	$695.6	$(1,221.9)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(1,221.9)	$93.6	$(784.1)	$695.6	$(1,216.8)
Other comprehensive income (loss), net of income taxes	120.0	18.3	(40.1)	21.8	120.0
Comprehensive (loss) income	(1,101.9)	111.9	(824.2)	717.4	(1,096.8)
Less: Comprehensive income attributable to noncontrolling interests	—	—	5.1	—	5.1
Comprehensive (loss) income attributable to common stockholders	$(1,101.9)	$111.9	$(829.3)	$717.4	$(1,101.9)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,981.4	$1,446.2	$(42.8)	$3,384.8
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	13.9	1,468.0	1,423.3	(42.8)	2,862.4
Depreciation, depletion and amortization	—	153.4	166.9	—	320.3
Asset retirement obligation expenses	—	15.6	15.9	—	31.5
Selling and administrative expenses	24.6	84.1	10.0	—	118.7
Other operating (income) loss:
Net gain on disposal of assets	—	(11.9)	(0.1)	—	(12.0)
(Income) loss from equity affiliates and investment in subsidiaries	(35.2)	2.7	25.5	35.2	28.2
Interest expense	211.3	3.3	3.1	(10.8)	206.9
Loss on early debt extinguishment	1.6	—	—	—	1.6
Interest income	(0.2)	(4.5)	(14.1)	10.8	(8.0)
(Loss) income from continuing operations before income taxes	(216.0)	270.7	(184.3)	(35.2)	(164.8)
Income tax (benefit) provision	(93.0)	65.8	(21.3)	—	(48.5)
(Loss) income from continuing operations, net of income taxes	(123.0)	204.9	(163.0)	(35.2)	(116.3)
Income (loss) from discontinued operations, net of income taxes	1.2	(1.2)	1.0	—	1.0
Net (loss) income	(121.8)	203.7	(162.0)	(35.2)	(115.3)
Less: Net income attributable to noncontrolling interests	—	—	6.5	—	6.5
Net (loss) income attributable to common stockholders	$(121.8)	$203.7	$(168.5)	$(35.2)	$(121.8)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(121.8)	$203.7	$(162.0)	$(35.2)	$(115.3)
Other comprehensive income (loss), net of income taxes	200.4	2.4	(15.9)	13.5	200.4
Comprehensive income (loss)	78.6	206.1	(177.9)	(21.7)	85.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	6.5	—	6.5
Comprehensive income (loss) attributable to common stockholders	$78.6	$206.1	$(184.4)	$(21.7)	$78.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$346.4	$0.2	$140.5	$—	$487.1
Accounts receivable, net	0.1	—	301.6	—	301.7
Receivables from affiliates, net	526.8	—	81.3	(608.1)	—
Inventories	—	196.5	199.1	—	395.6
Assets from coal trading activities, net	—	37.0	7.1	—	44.1
Deferred income taxes	36.8	36.4	4.9	0.3	78.4
Other current assets	—	93.6	293.5	—	387.1
Total current assets	910.1	363.7	1,028.0	(607.8)	1,694.0
Property, plant, equipment and mine development, net	—	4,661.8	4,832.2	—	9,494.0
Deferred income taxes	—	102.4	—	(100.9)	1.5
Investments and other assets	8,898.6	3.7	377.9	(8,608.3)	671.9
Notes receivable from affiliates, net	—	1,602.2	—	(1,602.2)	—
Total assets	$9,808.7	$6,733.8	$6,238.1	$(10,919.2)	$11,861.4
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$12.0	$0.1	$8.3	$—	$20.4
Payables to affiliates, net	—	608.1	—	(608.1)	—
Liabilities from coal trading activities, net	—	6.9	14.4	—	21.3
Accounts payable and accrued expenses	473.2	535.4	477.8	0.3	1,486.7
Total current liabilities	485.2	1,150.5	500.5	(607.8)	1,528.4
Long-term debt, less current portion	6,274.5	6.3	4.0	—	6,284.8
Deferred income taxes	183.3	—	5.5	(100.9)	87.9
Notes payable to affiliates, net	1,032.5	—	569.7	(1,602.2)	—
Other noncurrent liabilities	179.4	1,727.9	397.0	—	2,304.3
Total liabilities	8,154.9	2,884.7	1,476.7	(2,310.9)	10,205.4
Peabody Energy Corporation stockholders’ equity	1,653.8	3,849.1	4,759.2	(8,608.3)	1,653.8
Noncontrolling interests	—	—	2.2	—	2.2
Total stockholders’ equity	1,653.8	3,849.1	4,761.4	(8,608.3)	1,656.0
Total liabilities and stockholders’ equity	$9,808.7	$6,733.8	$6,238.1	$(10,919.2)	$11,861.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$188.7	$1.2	$108.1	$—	$298.0
Accounts receivable, net	—	14.5	548.6	—	563.1
Receivables from affiliates, net	258.4	—	105.9	(364.3)	—
Inventories	—	191.8	214.7	—	406.5
Assets from coal trading activities, net	—	53.8	3.8	—	57.6
Deferred income taxes	64.5	8.6	6.9	—	80.0
Other current assets	—	44.5	261.3	—	305.8
Total current assets	511.6	314.4	1,249.3	(364.3)	1,711.0
Property, plant, equipment and mine development, net	—	5,005.2	5,572.1	—	10,577.3
Deferred income taxes	—	8.2	—	(7.5)	0.7
Investments and other assets	10,209.4	4.0	621.6	(9,932.9)	902.1
Notes receivable from affiliates, net	—	1,655.7	—	(1,655.7)	—
Total assets	$10,721.0	$6,987.5	$7,443.0	$(11,960.4)	$13,191.1
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$12.0	$0.1	$9.1	$—	$21.2
Payables to affiliates, net	—	364.3	—	(364.3)	—
Liabilities from coal trading activities, net	—	10.7	22.0	—	32.7
Accounts payable and accrued expenses	474.5	682.5	652.2	—	1,809.2
Total current liabilities	486.5	1,057.6	683.3	(364.3)	1,863.1
Long-term debt, less current portion	5,951.6	6.3	7.7	—	5,965.6
Deferred income taxes	90.5	—	6.1	(7.5)	89.1
Notes payable to affiliates, net	1,033.4	—	622.3	(1,655.7)	—
Other noncurrent liabilities	434.2	1,717.4	395.2	—	2,546.8
Total liabilities	7,996.2	2,781.3	1,714.6	(2,027.5)	10,464.6
Peabody Energy Corporation stockholders’ equity	2,724.8	4,206.2	5,726.7	(9,932.9)	2,724.8
Noncontrolling interests	—	—	1.7	—	1.7
Total stockholders’ equity	2,724.8	4,206.2	5,728.4	(9,932.9)	2,726.5
Total liabilities and stockholders’ equity	$10,721.0	$6,987.5	$7,443.0	$(11,960.4)	$13,191.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(367.0)	$218.7	$95.9	$(52.4)
Net cash used in discontinued operations	(0.6)	(1.8)	(1.6)	(4.0)
Net cash (used in) provided by operating activities	(367.6)	216.9	94.3	(56.4)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(37.4)	(13.5)	(50.9)
Changes in accrued expenses related to capital expenditures	—	(3.8)	(9.4)	(13.2)
Proceeds from disposal of assets, net of notes receivable	—	23.9	—	23.9
Purchases of debt and equity securities	—	—	(17.9)	(17.9)
Proceeds from sales and maturities of debt and equity securities	—	—	27.1	27.1
Contributions to joint ventures	—	—	(239.8)	(239.8)
Distributions from joint ventures	—	—	236.7	236.7
Other, net	—	1.2	(3.2)	(2.0)
Net cash used in investing activities	—	(16.1)	(20.0)	(36.1)
Cash Flows From Financing Activities
Proceeds from long-term debt	975.7	—	—	975.7
Repayments of long-term debt	(656.0)	(0.1)	(4.6)	(660.7)
Payment of deferred financing costs	(28.7)	—	—	(28.7)
Dividends paid	(1.4)	—	—	(1.4)
Other, net	0.1	(1.6)	(1.8)	(3.3)
Transactions with affiliates, net	235.6	(200.1)	(35.5)	—
Net cash provided by (used in) financing activities	525.3	(201.8)	(41.9)	281.6
Net change in cash and cash equivalents	157.7	(1.0)	32.4	189.1
Cash and cash equivalents at beginning of period	188.7	1.2	108.1	298.0
Cash and cash equivalents at end of period	$346.4	$0.2	$140.5	$487.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(112.4)	$330.3	$(60.8)	$157.1
Net cash used in discontinued operations	(72.9)	(1.4)	(2.5)	(76.8)
Net cash (used in) provided by operating activities	(185.3)	328.9	(63.3)	80.3
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(32.1)	(32.6)	(64.7)
Changes in accrued expenses related to capital expenditures	—	(1.3)	(16.2)	(17.5)
Proceeds from disposal of assets, net of notes receivable	—	50.9	88.3	139.2
Purchases of debt and equity securities	—	—	(4.2)	(4.2)
Proceeds from sales and maturities of debt and equity securities	—	—	5.0	5.0
Contributions to joint ventures	—	—	(271.3)	(271.3)
Distributions from joint ventures	—	—	269.0	269.0
Other, net	—	(1.7)	(10.4)	(12.1)
Net cash provided by investing activities	—	15.8	27.6	43.4
Cash Flows From Financing Activities
Repayments of long-term debt	(6.0)	—	(4.4)	(10.4)
Payment of deferred financing costs	(10.1)	—	—	(10.1)
Dividends paid	(46.1)	—	—	(46.1)
Other, net	1.0	(1.7)	(2.0)	(2.7)
Transactions with affiliates, net	269.4	(343.1)	73.7	—
Net cash provided by (used in) financing activities	208.2	(344.8)	67.3	(69.3)
Net change in cash and cash equivalents	22.9	(0.1)	31.6	54.4
Cash and cash equivalents at beginning of period	300.7	0.3	143.0	444.0
Cash and cash equivalents at end of period	$323.6	$0.2	$174.6	$498.4

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

•
ability to appropriately secure our obligations for reclamation, federal and state workers' compensation, federal coal leases and other obligations related to our operations, including our ability to remain eligible for self bonding and/or successfully access the commercial surety market;

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

•	litigation, including, but not limited to, claims not yet asserted;

•	any additional liabilities or obligations that we may have as a result of the bankruptcy of Patriot Coal Corporation (Patriot);

•	terrorist attacks or security threats, including, but not limited to, cybersecurity threats;

•	impacts of pandemic illnesses; and

•	other factors, including, but not limited to, those discussed in Part II, Item 1. "Legal Proceedings" and Part II, Item 1A. "Risk Factors."

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
Overview
We are the world’s largest private sector coal company. As of June 30, 2015, we owned interests in 26 active coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 25 of those mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
In 2014, we produced and sold 227.2 million and 249.8 million tons of coal, respectively, from continuing operations. During that period, 75% of our total sales (by volume) were to U.S. electricity generators, 23% were to customers outside the U.S. and 2% were to the U.S. industrial sector, with approximately 83% of our worldwide sales (by volume) delivered under long-term contracts.
We conduct business through six operating segments: Australian Metallurgical Mining, Australian Thermal Mining, Midwestern U.S. Mining, Powder River Basin Mining, Western U.S. Mining and Trading and Brokerage. Due to the recent change in our chief operating decision maker, we have revised our segment reporting beginning with this report. Refer to Note 19. "Segment Information" to the accompanying unaudited condensed consolidated financial statements for further information surrounding those segments and our Corporate and Other segment.
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

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014
Summary
Demand for seaborne metallurgical coal for the six months ended June 30, 2015 was adversely impacted by a 2.0% decrease in worldwide steel production compared to the same period in the prior year, according to data recently published by the World Steel Association (WSA). Policy measures in China aimed toward supporting the domestic coal industry also limited imports into China during the period. Such measures, along with a lack of growth in global electricity generation from coal have also hampered demand for seaborne thermal coal thus far in 2015.
These adverse demand factors and the impact of excess supply have continued to weigh on international coal prices. Benchmark pricing for seaborne premium high quality hard coking coal (HQHCC), premium low volatile pulverized coal injections products (LV PCI) and thermal coal originating from Newcastle, Australia (NEWC) for the first and second quarters of 2015 and 2014 were as follows (on a per tonne basis):

Contract Commencement Month:	HQHCC		Price Decrease	LV PCI		Price Decrease	NEWC		Price Decrease
	2015	2014	%	2015	2014	%	2015	2014	%
January	$117	$143	(18)%	$99	$116	(15)%	$70	$87	(20)%
April	$110	$120	(8)%	$93	$100	(7)%	$68	$82	(17)%
In the U.S., electricity generation from coal decreased 13% and 15% during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, according to the U.S. Energy Information Administration (EIA). U.S. electricity generation from coal was unfavorably affected during that period by lower heating-degree days due to mild winter weather and coal-to-gas switching due to relatively lower natural gas prices. Production in the U.S. Powder River Basin was also impacted by higher-than-average rainfall in the second quarter of 2015, which, along with the above factors, led to a decrease in sales volumes in our total U.S. mining platform of 14% and 7% for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year.
Our revenues decreased during the three and six months ended June 30, 2015 compared to the same periods in 2014 ($418.7 million and $507.6 million, respectively) primarily due to lower realized pricing and lower sales volumes driven by the demand and production factors mentioned above.
To mitigate the impact of lower coal pricing, we have continued to drive operational efficiencies, optimize production across our mining platform and control expenses at all operational and administrative levels of the organization, which has resulted in year-over-year decreases in our operating costs and expenses (three months, $268.8 million; six months $342.0 million) and selling and administrative expenses (three months, $17.6 million; six months $27.7 million) in each current year period. Also included in operating results for the three and six months ended June 30, 2015 is an aggregate restructuring charge of $21.2 million recognized in connection with certain actions initiated to reduce headcount and costs at several operating sites in Australia and delayer our administrative organizational structure, which actions are expected to improve our cost position moving forward.
Overall, Adjusted EBITDA of $87.0 million and $252.6 million for the three and six months ended June 30, 2015, respectively, reflected year-over-year decreases of $126.1 million and $137.4 million, respectively. Net results attributable to common stockholders also decreased in the three and six months ended June 30, 2015 compared to the same periods in the prior year by $972.0 million and $1,100.1 million, respectively. In addition to lower Adjusted EBITDA, those results also reflected an adverse impact from asset impairment charges, debt extinguishment expenses related to the early refinancing of our 7.375% Senior Notes due 2016 (the 2016 Senior Notes) and unfavorable results from discontinued operations. Those factors were partially offset by lower depreciation, depletion and amortization.
As mentioned above, we recognized material impairments during the three and six months ended June 30, 2015 ($900.8 million). Additional information surrounding those charges may be found in Note 3. "Asset Impairment" to the accompanying unaudited condensed consolidated financial statements.
As of June 30, 2015, our available liquidity was approximately $2.1 billion, a slight decrease from the prior year. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for a further discussion of factors affecting our available liquidity.

Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Volumes		June 30,		to Volumes
	2015	2014	Tons	%	2015	2014	Tons	%
	(Tons in millions)				(Tons in millions)
Australian Metallurgical Mining	4.0	4.8	(0.8)	(17)%	7.7	7.9	(0.2)	(3)%
Australian Thermal Mining	4.6	4.9	(0.3)	(6)%	9.7	10.0	(0.3)	(3)%
Powder River Basin Mining	30.4	34.1	(3.7)	(11)%	67.6	69.8	(2.2)	(3)%
Western U.S. Mining	4.3	6.0	(1.7)	(28)%	9.0	11.8	(2.8)	(24)%
Midwestern U.S. Mining	5.2	6.2	(1.0)	(16)%	11.1	12.4	(1.3)	(10)%
Total tons sold from mining segments	48.5	56.0	(7.5)	(13)%	105.1	111.9	(6.8)	(6)%
Trading and Brokerage	3.4	5.7	(2.3)	(40)%	7.4	11.1	(3.7)	(33)%
Total tons sold	51.9	61.7	(9.8)	(16)%	112.5	123.0	(10.5)	(9)%
Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Revenues		June 30,		to Revenues
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$310.9	$459.0	$(148.1)	(32)%	$644.2	$790.4	$(146.2)	(18)%
Australian Thermal Mining	195.0	248.4	(53.4)	(21)%	409.9	528.8	(118.9)	(22)%
Powder River Basin Mining	410.0	499.7	(89.7)	(18)%	918.9	966.0	(47.1)	(5)%
Western U.S. Mining	169.2	226.9	(57.7)	(25)%	349.6	442.6	(93.0)	(21)%
Midwestern U.S. Mining	243.1	304.6	(61.5)	(20)%	518.8	607.6	(88.8)	(15)%
Trading and Brokerage	1.5	10.3	(8.8)	(85)%	18.2	31.3	(13.1)	(42)%
Corporate and Other	9.6	9.1	0.5	5%	17.6	18.1	(0.5)	(3)%
Total revenues	$1,339.3	$1,758.0	$(418.7)	(24)%	$2,877.2	$3,384.8	$(507.6)	(15)%
Australian Metallurgical Mining. Revenues from our Australian Metallurgical Mining segment decreased during the three and six months ended June 30, 2015 compared to the same period in the prior year due to lower realized coal prices (three months, $57.6 million; six months, $113.6 million) and an unfavorable volume and mix variance (three months, $90.5 million; six months, $32.6 million). The volume decrease reflected (1) lower sales volumes from our Burton Mine due to an amended agreement with the contract miner reached in the second half of 2014 that provided for reduced production from the site and (2) the exhaustion of reserves at our Eaglefield Mine in the fourth quarter of 2014.
Australian Thermal Mining. The decline in revenues from our Australian Thermal Mining segment during the three and six months ended June 30, 2015 compared to the same period in the prior year was also driven by lower realized coal prices (three months, $39.5 million; six months, $92.5 million) and an unfavorable volume and mix variance (three months, $13.9 million; six months, $26.4 million). The decrease in tons sold reflected the unfavorable effect on production of mine sequencing at one of our surface operations.

Powder River Basin Mining. The decrease in Powder River Basin Mining segment revenues for the three and six months ended June 30, 2015 compared to the same period in the prior year was driven by lower volumes (three months, $62.7 million; six months, $39.5 million) and an unfavorable pricing variance (three months, $27.0 million; six months $7.6 million). The lower volumes were primarily due to wet weather experienced in the second quarter, which limited production capabilities in the region, and lower overall customer demand. The pricing variance included additional contract revenue recognized during the three and six months ended June 30, 2014 from finalized pricing under one of our sales agreements totaling $43.2 million and $33.5 million, respectively.
Western U.S. Mining. Revenues from our Western U.S. Mining segment decreased during the three and six months ended June 30, 2015 compared to the same period in the prior year due to an unfavorable volume and mix variance (three months, $67.6 million; six months, $108.5 million), partially offset by higher coal pricing (three months $9.9 million; six months, $15.5 million) on improved customer mix. The decline in volumes was primarily due to lower market demand and a lack of export opportunities at current coal pricing, in addition to higher equipment downtimes for a planned upgrade.
Midwestern U.S. Mining. Segment revenues were adversely impacted during the three and six months ended June 30, 2015 compared to the same period in the prior year by an unfavorable volume and mix variance (three months, $51.1 million; six months, $66.4 million) driven by soft market demand across the region and the exhaustion of reserves at our Viking-Corning Pit Mine in the prior year. Revenues for the segment were also impacted by lower pricing (three months, $10.4 million; six months $22.4 million) due to the effect of contract price re-openers and the renewal of sales contracts at less favorable prices.
Trading and Brokerage. The decline in Trading and Brokerage segment revenues for the three and six months ended June 30, 2015 compared to the same period in the prior year reflected a decrease in physical volumes shipped due to the opportunity-limiting impact of depressed coal market pricing and lower mark-to-market earnings from financial contract trading.
Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			Increase (Decrease)				Increase (Decrease)
	Three Months Ended		to Segment Adjusted		Six Months Ended		to Segment Adjusted
	June 30,		EBITDA		June 30,		EBITDA
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$(0.4)	$(49.6)	$49.2	99%	$13.2	$(117.9)	$131.1	111%
Australian Thermal Mining	56.2	54.9	1.3	2%	104.5	144.2	(39.7)	(28)%
Powder River Basin Mining	94.7	151.8	(57.1)	(38)%	234.7	267.8	(33.1)	(12)%
Western U.S. Mining	49.5	70.0	(20.5)	(29)%	102.0	129.0	(27.0)	(21)%
Midwestern U.S. Mining	67.3	69.8	(2.5)	(4)%	146.3	149.4	(3.1)	(2)%
Trading and Brokerage	(2.8)	6.3	(9.1)	(144)%	1.0	4.4	(3.4)	(77)%
Segment Adjusted EBITDA	$264.5	$303.2	$(38.7)	(13)%	$601.7	$576.9	$24.8	4%
Australian Metallurgical Mining. The improvement in Australian Metallurgical Mining segment Adjusted EBITDA during the three and six months ended June 30, 2015 compared to the same periods in 2014 reflected (1) the net impact of exchange rate movements (three months, $66.9 million; six months, $97.0 million), (2) improved longwall performance from our underground mines driven by longwall top coal caving technology issues experienced at our North Goonyella Mine in the prior year (three months, $21.9 million; six months, $61.0 million), (3) favorable cost performance from our surface mining operations driven by an amended agreement with the contract miner at the Burton Mine reached in the second half of 2014 and the owner-operator conversion of our Moorvale Mine completed in the third quarter of 2014 (three months, $16.0 million; six months, $38.1 million) and (4) lower diesel fuel prices in the current quarter compared to prior periods (three months, $13.5 million; six months, $27.6 million). The above factors were partially offset by lower coal pricing, net of sales-related costs (three months, $53.9 million; six months, $106.2 million). The unfavorable year-over-year impact of lower sales volumes was largely offset by improved production mix in the three and six months ended June 30, 2015 compared to the prior year.

Australian Thermal Mining. Changes in Australian Thermal Mining segment Adjusted EBITDA during the three and six months ended June 30, 2015 compared to the the same periods in the prior year reflected lower coal pricing, net of sales-related costs (three months, $36.3 million; six months, $84.9 million) and a decline in volumes. Results for the six month period also included the impact of lower surface mine yields mainly due to mine sequencing at our Wilpinjong Mine ($25.1 million). Those adverse factors were offset, in whole or in part, by the net impact of exchange rate movements (three months, $31.9 million; six months, $52.9 million) and lower diesel fuel prices (three months, $5.6 million; six months, $11.9 million).
Powder River Basin Mining. The decrease in Powder River Basin Mining segment Adjusted EBITDA during the three and six months ended June 30, 2015 compared to the same periods in the prior year was driven by lower production levels in the second quarter of the current year brought on by wet weather that limited production in the region (three months, $41.1 million; six months, $29.2 million), lower pricing, net of sales related costs (three months, $21.5 million; six months, $6.8 million) and decrease in fuel usage efficiency also driven by wet weather. Those factors were partially offset by lower pricing for diesel fuel and explosives used in production (three months, $8.5 million; six months, $20.5 million).
Western U.S. Mining. The decrease in Western U.S. Mining segment Adjusted EBITDA during the three and six months ended June 30, 2015 compared to the same periods in the prior year reflected lower volumes (three months, $22.5 million; six months, $34.4 million). That factor was partially offset by higher realized pricing, net of sales related costs (three months, $5.1 million; six months, $8.5 million).
Midwestern U.S. Mining. The slight decrease in Midwestern U.S. Mining segment Adjusted EBITDA for the three and six months ended June 30, 2015 compared to the same periods in the prior year was driven by lower pricing, net of sales related costs (three months, $9.0 million; six months, $19.4 million) and lower volumes (three months $10.1 million; six months, $14.7 million). Those factors were largely offset by lower diesel fuel pricing (three months, $9.7 million; six months, $23.1 million) and the timing of repair and maintenance expenditures.
Trading and Brokerage. Trading and Brokerage segment Adjusted EBITDA decreased year-over-year during the three and six months ended June 30, 2015 compared to the same periods in 2014 from a decline in physical volumes shipped and lower earnings from financial contract trading. Those adverse factors were partially offset for the six month period by the impact of a $15.6 million charge recorded in the first quarter of 2014 related to the Eagle Mining, LLC arbitration. Refer to Note 18. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information related to that matter.

Loss From Continuing Operations Before Income Taxes
The following table presents loss from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Segment Adjusted EBITDA	$264.5	$303.2	$(38.7)	(13)%	$601.7	$576.9	$24.8	4%
Corporate and Other Adjusted EBITDA	(177.5)	(90.1)	(87.4)	(97)%	(349.1)	(186.9)	(162.2)	(87)%
Subtotal - Adjusted EBITDA	87.0	213.1	(126.1)	(59)%	252.6	390.0	(137.4)	(35)%
Depreciation, depletion and amortization	(147.1)	(163.1)	16.0	10%	(294.6)	(320.3)	25.7	8%
Asset retirement obligation expenses	(13.9)	(15.9)	2.0	13%	(28.1)	(31.5)	3.4	11%
Asset impairment	(900.8)	—	(900.8)	n.m.	(900.8)	—	(900.8)	n.m.
Amortization of basis difference related to equity affiliates	(2.1)	(1.3)	(0.8)	62%	(3.5)	(2.5)	(1.0)	(40)%
Deferred tax asset valuation allowance expense	1.1	—	1.1	n.m.	0.8	—	0.8	n.m.
Interest expense	(118.9)	(103.6)	(15.3)	(15)%	(225.5)	(206.9)	(18.6)	(9)%
Loss on early debt extinguishment	(8.3)	(1.6)	(6.7)	(419)%	(67.8)	(1.6)	(66.2)	(4,138)%
Interest income	2.7	4.4	(1.7)	(39)%	5.2	8.0	(2.8)	(35)%
Loss from continuing operations before income taxes	$(1,100.3)	$(68.0)	$(1,032.3)	1,518%	$(1,261.7)	$(164.8)	$(1,096.9)	(666)%
Results from continuing operations before income taxes declined for the three and six months ended June 30, 2015 compared to the same period in the prior year driven largely by asset impairment and restructuring charges recorded during the second quarter of 2015 and an unfavorable change in Corporate and Other Adjusted EBITDA charges associated with the extinguishment of the 2016 Senior Notes.

Corporate and Other Adjusted EBITDA. The following table presents a summary of Corporate and Other Adjusted EBITDA results during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Resource management activities (1)	$9.9	$1.7	$8.2	482%	$11.1	$11.2	$(0.1)	(1)%
Selling and administrative expenses	(41.6)	(59.2)	17.6	30%	(91.0)	(118.7)	27.7	23%
Restructuring charges	(21.2)	—	(21.2)	n.m.	(21.2)	—	(21.2)	n.m.
Corporate hedging	(105.9)	7.2	(113.1)	(1,571)%	(209.7)	(14.0)	(195.7)	(1,398)%
Other items, net (2)	(18.7)	(39.8)	21.1	53%	(38.3)	(65.4)	27.1	41%
Corporate and Other Adjusted EBITDA	$(177.5)	$(90.1)	$(87.4)	(97)%	$(349.1)	$(186.9)	$(162.2)	(87)%

(1)	Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.

(2)
Includes results from equity affiliates (before the impact of related changes in deferred tax asset valuation allowance and amortization of basis difference), costs associated with past mining activities, certain coal royalty expenses, gains (losses) on certain asset disposals and expenses related to our other commercial activities.

Resource management earnings increased during the three months ended June 30, 2015 compared to the same period in the prior year due to higher gains from the disposal of non-core assets, mainly from the sale of surplus lands in the Midwestern U.S. The improvement in selling and administrative expenses during the three and six months ended June 30, 2015 compared to the prior year largely reflected the impact of our ongoing cost containment programs, including past restructuring activities. The restructuring charges recognized during the second quarter of 2015 were driven by the elimination of corporate and regional staff positions in the U.S. and workforce reductions at multiple mines in Australia during the period. The unfavorable variance associated with corporate hedging results, which includes foreign currency and commodity hedging, resulted from the year-over-year weakening of the Australian dollar and decrease in fuel prices. The improvement in "Other items, net" during the three and six months ended June 30, 2015 compared to 2014 was primarily due improved Middlemount results, as lower foreign currency rates and operational improvements at the mine more than offset by the effect of lower coal pricing.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$(50.5)	$(55.0)	$4.5	8%	$(96.1)	$(105.1)	$9.0	9%
Australian Thermal Mining	(27.7)	(30.5)	2.8	9%	(52.8)	(59.4)	6.6	11%
Powder River Basin Mining	(31.5)	(35.6)	4.1	12%	(68.7)	(72.9)	4.2	6%
Western U.S. Mining	(14.4)	(16.5)	2.1	13%	(28.2)	(32.1)	3.9	12%
Midwestern U.S. Mining	(16.3)	(17.5)	1.2	7%	(35.4)	(35.0)	(0.4)	(1)%
Trading and Brokerage	(0.4)	(0.4)	—	—%	(0.5)	(0.6)	0.1	17%
Corporate and Other	(6.3)	(7.6)	1.3	17%	(12.9)	(15.2)	2.3	15%
Total	$(147.1)	$(163.1)	$16.0	10%	$(294.6)	$(320.3)	$25.7	8%

Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Australian Metallurgical Mining	$6.20	$3.98	$5.78	$4.89
Australian Thermal Mining	2.73	3.37	2.52	3.19
Powder River Basin Mining	0.69	0.71	0.70	0.71
Western U.S. Mining	0.96	0.99	0.92	0.94
Midwestern U.S. Mining	0.43	0.47	0.44	0.47
The decrease in depreciation, depletion and amortization expense during the three and six months ended June 30, 2015 compared to the same periods in the prior year reflected lower sales volumes across all mining segments in the platform. Depreciation, depletion and amortization was also impacted compared to the prior year by a reduction in the asset base at one of the mines in our Australian Metallurgical Mining segment due to further impairment charges recognized in the fourth quarter of 2014 and the cessation of mining at our Eaglefield Mine in the fourth quarter of 2014 due to the exhaustion of reserves at the site. Those factors were partially offset by a change in production mix toward higher depletion rate reserves within our Australian Metallurgical Mining segment.
Asset Impairment. Refer to Note 3. "Asset Impairment" in the accompanying unaudited condensed consolidated financial statements for information surrounding the impairment charges recorded in the second quarter of 2015.
Interest Expense. The increase in interest expense for the three and six months ended June 30, 2015 compared to the same periods in the prior year reflected higher interest rates, as compared with previously outstanding debt, related to the $1.0 billion aggregate principal amount of 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes) issued in March 2015 and higher overall debt levels.
Loss on Early Debt Extinguishment. The loss on early debt extinguishment charges recorded during the three and six months ended June 30, 2015 related to the repurchase of our 2016 Senior Notes during those periods.
Loss from Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations before income taxes	$(1,100.3)	$(68.0)	$(1,032.3)	(1,518)%	$(1,261.7)	$(164.8)	$(1,096.9)	(666)%
Income tax (benefit) provision	(93.1)	4.0	97.1	2,428%	(90.1)	(48.5)	41.6	86%
Loss from continuing operations, net of income taxes	$(1,007.2)	$(72.0)	$(935.2)	(1,299)%	$(1,171.6)	$(116.3)	$(1,055.3)	(907)%
Results from continuing operations, net of income taxes, declined for the three and six months ended June 30, 2015 compared to the same period in the prior year primarily due to lower before-tax earnings, partially offset by the favorable effect of income taxes.
Income Tax (Benefit) Provision. The income tax benefit recorded for the three and six months ended June 30, 2015 was primarily comprised of a tax benefit that was allocated to results from continuing operations related to the tax effects of items credited directly to other comprehensive income. Refer to Note 11. "Income Taxes" in the accompanying unaudited condensed consolidated financial statements for additional information.

Adjusted Loss From Continuing Operations
The following table presents Adjusted Loss from Continuing Operations:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Adjusted Income		June 30,		to Adjusted Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations, net of income taxes	$(1,007.2)	$(72.0)	$(935.2)	(1,299)%	$(1,171.6)	$(116.3)	$(1,055.3)	(907)%
Asset impairment	900.8	—	900.8	n.a.	900.8	—	900.8	n.a.
Income tax benefit related to asset impairment	(67.4)	—	(67.4)	n.a.	(67.4)	—	(67.4)	n.a.
Remeasurement benefit related to foreign income tax accounts	—	(1.3)	1.3	100%	(0.2)	(2.7)	2.5	93%
Adjusted Loss from Continuing Operations	$(173.8)	$(73.3)	$(100.5)	(137)%	$(338.4)	$(119.0)	$(219.4)	(184)%
Adjusted Loss from Continuing Operations changed unfavorably for the three and six months ended June 30, 2015 compared to the same period in the prior year. The decline in results reflected lower Adjusted EBITDA, early debt extinguishment charges recognized in each of the current year periods and higher interest expense, partially offset by lower depreciation, depletion and amortization, each factor as discussed above.
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations, net of income taxes	$(1,007.2)	$(72.0)	$(935.2)	1,299%	$(1,171.6)	$(116.3)	$(1,055.3)	(907)%
(Loss) income from discontinued operations, net of income taxes	(36.3)	0.8	(37.1)	4,638%	(45.2)	1.0	(46.2)	(4,620)%
Net loss	(1,043.5)	(71.2)	(972.3)	(1,366)%	(1,216.8)	(115.3)	(1,101.5)	(955)%
Less: Net income attributable to noncontrolling interests	1.8	2.1	0.3	14%	5.1	6.5	(1.4)	(22)%
Net loss attributable to common stockholders	$(1,045.3)	$(73.3)	$(972.0)	(1,326)%	$(1,221.9)	$(121.8)	$(1,100.1)	(903)%
Net results attributable to common stockholders decreased in the three and six months ended June 30, 2015 compared to the same period in the prior year largely due to the decline in results from continuing operations discussed above and a loss from discontinued operations recognized in the current year period.

(Loss) Income from Discontinued Operations, Net of Income Taxes. The unfavorable change in results from discontinued operations for the three and six months ended June 30, 2015 compared to the same periods in the prior year was driven by a $34.7 million charge recorded in the second quarter of 2015 related to credit support that we provide to Patriot, which is discussed further in Note 17. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees" to the accompanying condensed consolidated financial statements. The unfavorable variance for the six month period also reflected a contingent loss accrual of $7.6 million recognized in the first quarter of 2015 associated with the Queensland Bulk Handling Pty Ltd. litigation, which is discussed further in Note 18. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements.
Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to EPS		June 30,		to EPS
	2015	2014	$	%	2015	2014	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(3.71)	$(0.28)	$(3.43)	(1,225)%	$(4.34)	$(0.46)	$(3.88)	(843)%
(Loss) income from discontinued operations	(0.13)	0.01	(0.14)	(1,400)%	(0.17)	—	(0.17)	n.m.
Net Loss	$(3.84)	$(0.27)	$(3.57)	(1,322)%	$(4.51)	$(0.46)	$(4.05)	(880)%
Diluted EPS results changed unfavorably in the three and six months ended June 30, 2015 compared to the same period in the prior year commensurate with the decline in results from continuing operations and discontinued operations during that period.
Adjusted Diluted EPS
The following table presents Adjusted Diluted EPS:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to EPS		June 30,		to Adjusted EPS
	2015	2014	$	%	2015	2014	$	%
Adjusted Diluted EPS Reconciliation:
Loss from continuing operations	$(3.71)	$(0.28)	$(3.43)	(1,225)%	$(4.34)	$(0.46)	$(3.88)	(843)%
Asset impairment, net of income taxes	3.06	—	3.06	n.a.	3.07	—	3.07	n.a.
Remeasurement benefit related to foreign income tax accounts	—	—	—	n.a.	—	(0.01)	0.01	100%
Adjusted Diluted EPS	$(0.65)	$(0.28)	$(0.37)	(132)%	$(1.27)	$(0.47)	$(0.80)	(170)%
Adjusted Diluted EPS decreased in the three and six months ended June 30, 2015 compared to the same period in the prior year commensurate with the adverse change in Adjusted Loss from Continuing Operations during the period.

Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
Slowing global economic growth, declining steel consumption and policy measures in China aimed towards supporting its domestic coal industry have reduced near-term seaborne coal demand. This resulted in lower seaborne coal prices, which more than offset recent supply curtailments in the first half of 2015. While seaborne metallurgical coal fundamentals remain challenged, we believe current coal prices are unlikely to be sustained at these levels over time, as we believe a significant portion of seaborne and Chinese metallurgical coal production is not covering cash costs. Additionally, there is new coastal blast furnace capacity and coal-fueled generation in Asia that is expected to increase long-term seaborne coal demand. In the U.S., while the decline in natural gas prices has impacted coal demand and prices, we believe that the Powder River Basin is positioned to remain competitive in the current low natural gas price environment due to the relative lower delivered cost to customers.
Global Macroeconomic Indicators. The World Bank revised its global economic growth estimates downward in its June 2015 Global Economic Prospects, driven by lower expected growth from developing countries due to depreciation in currencies compared to the U.S. dollar and the impact of lower oil prices on oil-exporting countries. Selected regional and worldwide projections of 2015 and 2016 macroeconomic growth, as measured by recent World Bank forecasts of gross domestic product (GDP), are presented below:

	GDP Growth (%)
Region:	2015	2016
U.S.	2.7%	2.8%
European Union	1.5%	1.8%
China	7.1%	7.0%
India	7.5%	7.9%
Worldwide	2.8%	3.3%
Seaborne Thermal Coal Market Segments and Our Position. Seaborne thermal coal demand was hampered in the first half of 2015 by lack of growth in coal-fueled generation and policy measures in China. These factors have more than offset growth seen in Indian imports. According to China Customs data, China's thermal coal imports declined 39%, or 51 million tonnes, to 78 million tonnes in the first six months of 2015 on a year-over-year basis. Coal quality restrictions, trace element testing procedures and import tariffs in China represent near-term risk for China imports and market fundamentals in the seaborne coal market segments in general. Such adverse factors were partly offset by higher thermal coal imports into India, which increased by an estimated 23 million tonnes in the first six months of 2015 on a year-over-year basis. We believe that India's 2015 coal imports will increase further from 2014 levels to serve increasing demand from new coal-fueled electricity generation.
While Indonesian exports have declined 17% through the first six months of 2015, the 39% decline in Chinese imports and relatively flat year-over-year supply from other exporting countries have led to a seaborne thermal coal market segment that remains well-supplied, which has led to a decrease in prices. The price for annual thermal coal contracts originating from Newcastle, Australia commencing April 1, 2015 was settled at $67.80 per tonne, a decline from prior year levels in the same time period of $81.80 per tonne. We are targeting thermal coal exports of 12 million to 13 million tons from our Australian platform in 2015.
Seaborne Metallurgical Coal Market Segments and Our Position. The World Steel Association (WSA) reported that global steel production fell by 2.0% in the six months ended June 30, 2015 on a year-over-year basis, primarily due to a slowdown in China’s steel demand. In its April 2015 Short Range Outlook, the WSA forecasted year-over-year apparent steel use to grow slightly by 0.5% in 2015.

Seaborne metallurgical coal prices for HQHCC and LV PCI settled at approximately $93 and $73 per tonne, respectively, for quarterly contracts commencing in July 2015, down from prior quarter price levels of $109.50 per tonne and $92.50 per tonne, respectively. Declining steel demand in China has led to an increase in steel and coke exports and a decline in metallurgical coal imports of 30% through the first six months of 2015, which has impacted global prices. Seaborne pricing levels have led to a number of announced production cutbacks, and we expect the third quarter 2015 price settlement to place further pressure on seaborne suppliers. We have lowered our total 2015 metallurgical coal sales guidance from our Australian platform by 1 million tons to 14 million to 15 million tons.
Our total Australian coal sales for 2015 are now targeted at 34 million to 36 million tons, including both metallurgical and thermal coal products supplied for export and within Australia.
U.S. Thermal Coal Market Segments and Our Position. Thermal coal consumption for electricity generation was impacted by relatively low natural gas prices in the first six months of 2015 as compared to the same period in the prior year. Due to lower natural gas prices, coal generation declined 15%, while natural gas generation rose 20% in the six months ended June 30, 2015 on a year-over-year basis. We estimate that coal inventories for Southern Powder River Basin customers were in the mid-70 days range on a day's-burn basis as of June 30, 2015 as a result of subdued usage.
In its July 2015 Short-Term Energy Outlook, the EIA projected that coal’s share of U.S. electricity generation will fall to 35.6% in 2015 from 38.7% in 2014, while electricity generation from natural gas is expected to increase to 30.9% in 2015 on lower average natural gas prices. Given our expectation of lower average natural gas prices in 2015, we project total U.S. utility coal consumption for electricity generation to decline by 90 million to 100 million tons in 2015 compared to 2014.
We are targeting 2015 U.S. sales volumes at 180 million to 190 million tons, with these volumes essentially fully priced as of June 30, 2015. At that date, we also had approximately 60% to 70% of 2016 volumes priced based on expected 2015 production levels. We anticipate that average realized pricing from our U.S. mining operations will decrease by 3% to 5% on a per-ton basis in 2015 compared to 2014 due to new U.S. coal supply agreements executed at lower prices, primarily in our Midwestern U.S. Mining segment, as well as a higher mix of comparatively lower-priced Powder River Basin volumes.
Operating Cost and Capital Update. In an effort to mitigate pressures from the challenging global coal industry environment, we remain focused on cost containment activities. We expect a decrease in our per-ton U.S. operating costs and expenses in 2015 compared to the prior year. We also expect 2015 operating costs and expenses in Australia to be lower than 2014 levels on a per-ton basis as additional projected savings from a weaker Australian dollar, lower diesel fuel prices, cost containment, improved longwall performance and reduced production from our contractor-operated Burton Mine more than offset the effects of inflationary pressures.
We also remain focused on efficiently controlling and allocating capital. We are now targeting 2015 capital spending levels of $160 million to $170 million, representing a decrease from our prior guidance of $170 to $190 million.
Regulatory Update
Mercury and Air Toxics Standards (MATS). On December 16, 2011, the Environmental Protection Agency (EPA) announced the MATS rule and published it in the Federal Register on February 16, 2012. The MATS rulemaking collectively revised the New Source Performance Standards (NSPS) for nitrogen oxides, sulfur dioxides and particulate matter for new and modified coal-fueled electricity generating plants, and imposed Maximum Achievable Control Technology (MACT) emission limits on hazardous air emissions from new and existing coal-fueled and oil-fueled electric generating plants. The rule provided three years for compliance and a possible fourth year as a state permitting agency may deem necessary. Some utilities have been moving forward with installation of equipment necessary to comply with MATS, and the EPA and states have been granting additional time beyond the 2015 deadline (but no more than one extra year) for facilities that needed more time to upgrade and complete those installations. The D.C. Circuit upheld the NSPS portion of the rulemaking in a unanimous decision on March 11, 2014, and upheld the limits on hazardous air emissions against all challenges on April 15, 2014, in a two-to-one decision. Industry groups and a number of states filed and were granted review of the D.C. Circuit decision in the U.S. Supreme Court. On June 29, 2015 the U.S. Supreme Court held that the EPA interpreted the Clean Air Act (CAA) unreasonably when it deemed cost irrelevant to the decision to regulate power plants. The Court reversed the D.C. Circuit Court and remanded the case for further proceedings.

Rules for Regulating Carbon Dioxide Emissions From Existing Fossil Fuel-Fired Electricity Utility Generating Units (EGUs). On June 2, 2014, the EPA issued and later formally published for comment proposed rules for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs under section 111(d) of the CAA. On August 3, 2015, the EPA announced the final rules (which have yet to be published in the Federal Register). In the final rules, the EPA is establishing final emission guidelines for states to follow in developing plans to reduce greenhouse gas emissions from existing fossil fuel-fired EGUs - the Clean Power Plan. These final guidelines require that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders. Individual states are required to submit their proposed implementation plans to the EPA by September 6, 2016, unless an extension is approved, in which case the states will have until September 6, 2018. Overall, the guidelines are intended to begin reducing carbon dioxide emissions by 2022 and, by 2030, reach a reduction of 32% from 2005 baseline emissions. We believe that any final rules issued by the EPA will be challenged.
Judicial Challenge to the EPA’s Greenhouse Gas (GHG) Regulations. In litigation over the EPA’s GHG emission standards for new motor vehicles, the U.S. Supreme Court’s 2014 decision in Utility Air Regulatory Group v. EPA reversed in part and affirmed in part an earlier decision of the D.C. Circuit. Specifically, the Supreme Court held that the EPA exceeded its statutory authority when it interpreted the CAA to require Prevention of Significant Deterioration (PSD) and Title V permitting for stationary sources based on their potential GHG emissions. The Court noted, however, that the EPA permissibly determined that a source already subject to the PSD program because of its emission of conventional pollutants may be required to limit its GHG emissions by employing best available control technology.  In April 2015, the D.C. Circuit ruled on a number of pending motions from industry groups, certain states, environmental groups and the EPA concerning the implementation of the Supreme Court’s decision, vacating the portions of the EPA’s rulemaking that were inconsistent with the Supreme Court’s decision and ordering the EPA to take steps to revise the applicable CAA regulations as expeditiously as practicable in order to make them consistent with the Supreme Court’s decision and the D.C. Circuit’s order and to consider whether any further revisions to the regulations are appropriate in light of the decision~~s~~ and order and, if so, to make them.
Other judicial challenges include actions filed in 2014 in the D.C. Circuit against the EPA’s proposed rule (now final) for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs.  One action by an industry petitioner, joined by intervenors, including us, and another by a coalition of states led by West Virginia, assert that the EPA does not have the authority to issue the regulations of existing power plants under section 111(d) of the CAA, although the particulars of the arguments in the two challenges differ. The D.C. Circuit heard oral arguments on the challenges in April 2015. The petitions to enjoin the proposed rulemaking were denied as premature in June 2015.  However, the D.C. Circuit acknowledged that a legal challenge could be filed after the EPA issued a final rule.  In July 2015, the coalition of states, we and other parties filed motions for rehearing, which are pending.  On August 3, 2015, the EPA issued its final rule.  We, along with many others, plan to challenge the final rule.  The same industry petitioner that initiated litigation against the EPA over the proposed rule has also filed a claim, which is pending in the U.S. District Court for the Northern District of West Virginia, asserting that the EPA has a nondiscretionary duty under the CAA to evaluate potential losses of or shifts in employment in conjunction with regulatory action and seeking an injunction barring the EPA Administrator from promulgating new regulations affecting the coal industry before completing the actions it asserts are required.
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

Long-Term Outlook
While a well-supplied market and declining seaborne coal prices have tempered near-term expectations, our long-term outlook for international coal market segments is more positive based on anticipated growth in Asia. We project that new global coal-fueled generation, as well as industrialization and urbanization trends in China and India, will drive aggregate global thermal and metallurgical coal demand growth. Seaborne supply growth is expected to be constrained during that period due to limited capital investment in response to the current pricing environment. In the U.S., we expect natural gas prices to rise modestly over the next several years as export infrastructure is completed, on-shore demand rises and production growth is constrained due to the amount of natural gas production that is associated with oil and natural gas liquids pricing.
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
Under its Current Policies Scenario, the IEA expects coal to retain its prominent presence as a fuel for the power sector worldwide. Coal's share of the power generation mix was 41% in 2012. By 2040, the IEA estimates that coal's fuel share of global power generation will be 40% as it continues to have the largest share of worldwide electric power production. Under that scenario, the IEA also projects that global natural gas-fueled electricity generation will have a compound annual growth rate of 2.7%, from 5.1 trillion kilowatt hours in 2012 to 10.8 trillion kilowatt hours in 2040. The total amount of electricity generated from natural gas is expected to be approximately 40% below the total for coal, even in 2040. Hydro, solar and wind are projected to comprise a combined 21% of the 2040 fuel mix versus 19% in 2012. Nuclear power is expected to grow 57%, however its share of total generation is expected to fall from 11% to 9% between 2012 and 2040. Generation from liquid fuels is projected to decline at an average pace of 2.5% annually to a 1.3% share of the 2040 generation mix.
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
Our long-term plans also include advancing projects to expand our presence in Asia, some of which include sourcing third-party coal and partnerships to utilize our mining experience for joint mine development. We also continue to support clean coal technology development and Btu Conversion projects that are designed to expand the uses of coal.
Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power plants could adversely impact global coal demand in the future. The potential financial impact on us of future laws, regulations or other policies will depend upon the degree to which any such laws, regulations or other policies force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of commercial development and deployment of carbon capture and storage technologies and the alternative markets for coal.

As noted above, on August 3, 2015, the EPA announced the final rules (which have yet to be published in the Federal Register) for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs. This ruling is intended to begin reducing carbon dioxide emissions by 2022 and, by 2030, reach a reduction of 32% from 2005 baseline emissions. The EPA expects the rule to have a significant impact on demand for coal-fired electricity generation in the U.S. and, depending upon the implementation methods adopted by the various states, could have a material adverse effect on our results of operations, financial condition and cash flows in future periods.
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
Debt Modification, Issuance and Refinancing. Maintaining financial flexibility and adequate liquidity is one of our key areas of emphasis as we navigate through challenged global coal market conditions. In connection with such efforts, we entered into the Omnibus Amendment Agreement (the First Amendment) on February 5, 2015 related to our secured credit agreement dated September 24, 2013 (as amended, the 2013 Credit Facility). In addition to the pledge of certain collateral, among other things, the First Amendment:

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
We paid aggregate modification costs of $11.8 million related to the First Amendment during the six months ended June 30, 2015, which will be amortized over the remaining term of the facility.
Further, on March 16, 2015, we completed the offering of $1.0 billion aggregate principal amount of our 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes). The Senior Secured Second Lien Notes are secured by a second-priority lien on all of the assets that secure the Company's obligations under the 2013 Credit Facility on a first-lien basis, subject to permitted liens and other limitations. Additional information surrounding the collateral securing the 2013 Credit Facility and the Senior Secured Second Lien Notes is included in Note 12. "Long-term Debt" to the accompanying unaudited condensed consolidated financial statements.
The notes were issued at an issue price of 97.566% of principal amount, resulting in an original issue discount of $24.3 million that will be amortized ratably through maturity. We also paid aggregate debt issuance costs of approximately $16.9 million during the six months ended June 30, 2015 related to the offering that will also be amortized over the life of the Senior Secured Second Lien Notes.
We used the net proceeds from the sale of the notes, in part, to fund (1) the March 2015 tender offer through which we repurchased $566.9 million aggregate principal amount of the 2016 Senior Notes and (2) the April 2015 redemption of $83.1 million aggregate principal amount of the 2016 Senior Notes that was not tendered in the tender offer. The remaining proceeds are intended for general corporate purposes, which may include the payment of federal coal lease expenditures.

In connection with the tender offer and redemption, we recognized an aggregate loss on debt extinguishment of $67.8 million in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2015. That charge was comprised of tender offer and make-whole premiums paid of $66.4 million and the write-off of associated unamortized debt issuance costs of $1.4 million. As market conditions warrant, we may, from time to time, continue to repurchase our debt securities, in the open market, in privately negotiated transactions, by tender offer or otherwise, including pursuant to exchange offers for new debt securities.
Cash and Cash Equivalents. As of June 30, 2015, our cash balances totaled $487.1 million, including approximately $350 million held by U.S. entities, with the remaining balance held by foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. We do not expect restrictions or potential taxes on the repatriation of amounts held by our foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Proceeds from Asset Sales. During the six months ended June 30, 2015, we generated $23.9 million in proceeds from the disposal of assets, largely driven by the sale of surplus surface lands in the U.S. We will continue to monitor our portfolio for opportunities to divest certain non-core assets as a source of potential liquidity.
Liquidity. In addition to cash and cash equivalents, our liquidity includes the available balances from our $1.65 billion revolving credit facility (the 2013 Revolver) under the 2013 Credit Facility and an accounts receivable securitization program. Our available liquidity was $2.1 billion as of June 30, 2015, which was substantially comprised of $1.5 billion available for borrowing under the 2013 Revolver (net of outstanding letters of credit of $106.3 million), $487.1 million in cash and cash equivalents and $18.2 million of available capacity from our accounts receivable securitization program.
Challenged coal market conditions and tender and make-whole premiums paid in connection with the extinguishment of our 2016 Senior Notes resulted in a cash outflow from operations for the six months ended June 30, 2015. If market conditions do not improve, we may continue to experience cash outflows from operations in future quarters, which would adversely affect our liquidity. In order to mitigate the impact of adverse market conditions on our liquidity, we have implemented and may continue to pursue (1) operational improvements, (2) cost reductions at all levels of the organization, (3) reductions in production volumes and capital spend and (4) asset sales, which may include additional surface lands in the U.S., surface lands and non-strategic mining tenements in Australia, non-core operating assets or partial, noncontrolling interests in active operations that are deemed core to our strategies.
We expect our cash on hand and other sources of available liquidity will be sufficient to meet our anticipated capital requirements during the remainder of 2015 and 2016. That expectation is predicated, in part, on the assumption that we will continue to have access to a substantial portion of our maximum borrowing capacity under the 2013 Revolver. Refer to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 1A. "Risk Factors" of this report and the "Long-term Debt Covenants" section below for a discussion of circumstances that could limit our access to such funds. Other factors that could adversely impact our liquidity include the following:

•
If we are unable to maintain our current level of self bonding for any reason. This would cause us to seek replacement financial assurances through the commercial surety market, which would require us to provide collateral in the form of letters of credit;

•
If we are required to provide additional collateral for some portion of our outstanding surety bonds. We have not been required to do so in previous periods, but were required to post a $34.5 million letter of credit related to support our surety bonds in August 2015 and may be required to post additional collateral in the future;

•	If we are unable to renew our accounts receivable securitization program at an appropriate capacity when it expires in April 2016; and

•
If we incur any additional liabilities or obligations as a result of the Patriot bankruptcy. The related matters are discussed further in Note 17. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees" and Note 18. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements.

Reverse Stock Split. On July 27, 2015, the Board of Directors (the Board) approved seeking shareholder approval to implement a reverse stock split of our common stock, par value $0.01 per share. If this proposal is approved by our shareholders at a special meeting expected to be held in mid to late September 2015, the Board (or any authorized committee of the Board) will have the authority, without further action on the part of the shareholders, to implement the reverse stock split at a ratio to be determined later at the Board's (or any authorized committee of the Board's) discretion among five alternatives ranging between one-for-eight and one-for-20. We anticipate that the reverse stock split, if approved by the shareholders, will be implemented as soon as practicable. The Board (or any authorized committee of the Board) has reserved the right to abandon the reverse stock split, even if approved by our shareholders, if the Board (or any authorized committee of the Board), in its sole discretion, determines that the reverse stock split is no longer in the best interests of us or our shareholders.
Capital Requirements
Our primary uses of cash include the cash costs of coal production and sale, capital expenditures, coal reserve lease and royalty payments, debt service costs (including interest and principal), capital and operating lease payments, postretirement plans, take or pay obligations and past mining retirement obligations.
We have various bilateral credit and liquidity arrangements with banks, lenders and other counterparties that we use to support the ongoing requirements of our operations, where possible. This credit support is generally provided on an uncommitted basis and is subject to be repriced, or the related capacity reduced or withdrawn, with limited or no notice by such counterparties. In recent months, we have been notified by several of such counterparties that our bilateral credit lines would not be renewed, which may limit our ability to conduct our corporate hedging activities or to obtain sufficient bank guarantees required by our operations in Australia without posting additional collateral in the form of letters of credit.
We continually monitor capital and financial market conditions to evaluate the availability of alternative financing sources, including our ability to offer and sell securities under our shelf registration statement. Our ability to obtain external financing and the cost of such financing is affected by our credit ratings, which are periodically reviewed by the three major credit rating agencies. In 2015, each of the three agencies downgraded our corporate credit rating. The credit downgrades were, in part, due to continued weakness in seaborne coal prices. We continue to believe, based on our financial condition and credit relationships, that we currently have the ability to access capital and financial markets, if needed, as evidenced by our issuance of the Senior Secured Second Lien Notes. Nonetheless, recently the cost of accessing those markets has increased and we believe the extent to which they may be accessed has decreased. Any further adverse changes in our financial condition, liquidity or credit ratings, or additional uncertainty in capital and financial markets, could further negatively impact our ability to access such funds and, in turn, impair our ability to fund our capital requirements. The cost and availability of our bilateral credit and liquidity arrangements are also dependent on our credit profile and, to the extent that our credit metrics deteriorate, such credit arrangements may continue to become more costly and/or less available.
While we were not required to post additional collateral as a direct result of our credit downgrades for counterparties to any of our derivative contracts, we have experienced an unfavorable change in payment terms and willingness to transact from certain coal trading counterparties. Also, we were required to issue a letter of credit of $65.0 million in the first quarter of 2015 due to the downgrades to the benefit of one of our customers for a pricing rebate agreed to in 2014 in connection with an arbitration process, which correspondingly reduced our available liquidity as of June 30, 2015.
Additions to Property, Plant, Equipment and Mine Development. We evaluate our capital project portfolio on an ongoing basis and believe we have the appropriate flexibility to adjust our growth capital spending as appropriate based on any material changes in our cash flows from operations and liquidity position.
Additions to property, plant, equipment and mine development during the six months ended June 30, 2015 included expenditures associated with advancing the reserve development at the Gateway North Mine in the U.S., which is intended to replace production from the existing Gateway Mine as its reserves are exhausted in the second half of 2015.
For 2015, we are now targeting full year capital expenditures of $160 million to $170 million, reflecting a decrease from our 2014 spend of $194.4 million and our previously disclosed 2015 targeted range of $170 million to $190 million. We expect to allocate approximately 75% of that target to maintaining the existing productive capacity of our global mining platform, with the remainder allotted to development and operational improvement projects. We plan to defer certain new and early-stage growth and development projects across our global platform to periods beyond 2015 and continue to evaluate the timing associated with those projects based on changes in global coal supply and demand and capital availability.
Federal Coal Lease Expenditures. We anticipate that federal coal lease expenditures will total approximately$280 million in 2015, with substantially all of those payments to be remitted in the third and fourth quarter.

Total Indebtedness. Our total indebtedness as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(Dollars in millions)
2013 Term Loan Facility due September 2020	$1,170.0	$1,175.1
7.375% Senior Notes due November 2016	—	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
10.00% Senior Secured Second Lien Notes due March 2022	976.7	—
7.875% Senior Notes due November 2026	247.7	247.6
Convertible Junior Subordinated Debentures due December 2066	383.7	382.3
Capital lease obligations	17.8	22.2
Other	0.9	1.2
Total Debt	$6,305.2	$5,986.8
Long-term Debt Covenants. Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants. We are permitted to pay dividends, buy and sell assets and make redemptions or repurchases of capital stock, subject to restrictions imposed by the 2013 Credit Facility and the Senior Secured Second Lien Notes indenture. Our negative covenants also collectively limit our ability to pay dividends from the top-level Gibraltar holding company of our Australian operations to our domestic subsidiaries in an amount in excess of $500 million per year. We were in compliance with our long-term debt covenants as of June 30, 2015.
The financial covenants included in our 2013 Credit Facility are a maximum net secured first lien leverage ratio and a minimum interest coverage ratio, as defined in the related agreement. Our ability to borrow on the 2013 Revolver under the 2013 Credit Facility is conditioned upon compliance with these covenants and our actual borrowing capacity under the 2013 Credit Facility at any time may be less than the maximum borrowing capacity. If our operating results remain at or below our current levels for an extended period of time and other sources of earnings or adjustments to our reported results provided for under our covenants are insufficient, it is reasonably possible that (1) our borrowing capacity may be substantially limited by our maximum net secured first lien leverage ratio covenant or (2) we may not comply with our minimum interest coverage ratio covenant.
We have a demonstrated history of engaging with our lenders to proactively ensure that ongoing covenant compliance is maintained and our liquidity and financial flexibility are preserved, as evidenced by the First Amendment discussed above. Nonetheless, we cannot guarantee that such endeavors, if necessary, would prove successful in the future. Refer to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A. "Risk Factors" of this report for a discussion of the risks associated with a covenant violation.
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
Dividends. In connection with our ongoing efforts to manage our cash and preserve liquidity, our Board of Directors suspended our quarterly dividend beginning in the third quarter of 2015. Our Board of Directors will continue to evaluate the appropriate dividend rate over time. The declaration and payment of dividends in the future and the amount of those dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors that our Board of Directors may deem relevant to such evaluations.
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
Historical Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014, as reported in the accompanying unaudited condensed consolidated financial statements:

	Six Months Ended		Increase (Decrease)
	June 30,		to Cash and Cash Equivalents
	2015	2014	$	%
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(56.4)	$80.3	$(136.7)	(170)%
Net cash (used in) provided by investing activities	(36.1)	43.4	(79.5)	(183)%
Net cash provided by (used in) in financing activities	281.6	(69.3)	350.9	506%
Net change in cash and cash equivalents	189.1	54.4	134.7	248%
Cash and cash equivalents at beginning of period	298.0	444.0	(146.0)	(33)%
Cash and cash equivalents at end of period	$487.1	$498.4	$(11.3)	(2)%
Operating Activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2015 compared to the same period in the prior year was driven by the following:

•	The decline in results from operations, including $66.4 million of tender premiums paid in connection with the repurchase of the 2016 Senior Notes;

•
An unfavorable change in net cash flows associated with current assets and current liabilities ($34.3 million, excluding the impact of payments to the VEBA discussed separately below) driven by the timing of disbursements associated with our accounts payable and certain accrued liabilities, offset in part by higher accounts receivable securitization drawdowns and lower inventory builds; partially mitigated by

•	Lower aggregate payments to Patriot and the related VEBA made in connection with our 2013 settlement agreement with Patriot and the UMWA ($15.0 million).
Investing Activities. The unfavorable change in cash results from investing activities for the six months ended June 30, 2015 compared to the same period in the prior year was mainly due to:

•
Lower proceeds from the disposal of assets driven by cash received from the first quarter 2014 sale of a non-strategic exploration tenement asset in Australia and certain sale-leaseback transactions completed in the prior year ($115.3 million); partially offset by

•	Lower current year capital spending as we continue to tightly control capital to preserve liquidity ($18.1 million, including changes in accrued expenses related to capital expenditures); and

•
Higher net proceeds from debt and equity security investment transactions ($8.4 million) due mainly the second quarter 2015 divestment of our prior holdings of Winsway Enterprises Holdings Limited marketable equity securities.

Financing Activities. The increase in net cash provided by financing activities for the six months ended June 30, 2015 compared to the same period in the prior year was reflective of:

•	Proceeds from the issuance of our Senior Secured Second Lien Notes ($975.7 million, net of original issue discount);

•	Lower dividend payments due to a reduction in the quarterly dividend rate ($44.7 million); and

•	Consent fees paid in June 2014 in connection with the consent solicitation surrounding our Convertible Junior Subordinated Debentures due December 2066 ($10.1 million); partially offset by

•	The extinguishment of $650.0 million aggregate principal amount of our 2016 Senior Notes using a portion of the proceeds from our Senior Secured Second Lien Notes; and

•	The payment of an additional $28.7 million of deferred financing costs related to the Senior Secured Second Lien Notes and the First Amendment.

Off-Balance Sheet Arrangements
In the normal course of business, we are a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying condensed consolidated balance sheets. In our past experience, no material claims have been made against these financial instruments. As of August 7, 2015, we do not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities already provided for in the consolidated balance sheet as of June 30, 2015 related to credit support provided to Patriot.
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
As previously noted, we have various bilateral credit and liquidity arrangements with banks, lenders and other counterparties that are generally provided on an uncommitted basis and are subject to be repriced, or the related capacity reduced or withdrawn, with limited or no notice by such counterparties. The cost and availability of such arrangements will depend, in part, on our credit profile. In recent months, we have been notified by several of such counterparties that our bilateral credit lines would not be renewed, which may limit our ability to conduct our corporate hedging activities or to obtain sufficient bank guarantees required by our operations in Australia without posting additional collateral in the form of letters of credit. To the extent that our creditworthiness, as determined by such counterparties, deteriorates further, such credit arrangements may continue to become more costly and/or less available.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. Our critical accounting policies remain unchanged at June 30, 2015.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 2. "Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented" to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have historically utilized foreign currency forward contracts and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. "Derivatives and Fair Value Measurements" to the accompanying unaudited condensed consolidated financial statements. We intend to allow a substantial portion of our positions to settle without adding further positions of a comparable notional amount, but we may, from time to time, continue to use forward contracts and options to hedge our foreign currency exchange rate risk on a selective basis. This does not materially change our exposure in operating costs and expenses to a change in the Australian dollar for 2015 compared to that which was discussed in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2014, but it will change our exposure in future periods. For example, taking into consideration our foreign currency hedges in place and no additional hedges, our exposure in operating costs and expenses due to a $0.05 change in the Australian dollar/U.S. dollar exchange rate is approximately $69 million for 2016.
Other than the foregoing, there have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of June 30, 2015, our total indebtedness was $6.3 billion, and we had $1.5 billion of available borrowing capacity under the revolving credit facility (as amended, the 2013 Revolver) under our secured credit agreement entered into in 2013 (as amended, the 2013 Credit Facility), net of outstanding letters of credit. The indentures governing our Convertible Junior Subordinated Debentures (the Debentures) and the 7.875%, 6.50%, 6.25% and 6.00% Senior Notes (collectively our Senior Notes) do not limit the amount of indebtedness or any guarantees of such indebtedness that we may issue, although certain of our debt instruments do contain such limitations, including the 2013 Credit Facility and the indenture governing our 10.00% Senior Secured Second Lien Notes (the Senior Secured Second Lien Notes). The degree to which we are leveraged could have important consequences, including, but not limited to:

•	making it more difficult for us to pay interest and satisfy our debt obligations;

•	increasing the costs of borrowing under our existing credit facilities or newly issued debt obligations;

•	increasing our vulnerability to general adverse economic and industry conditions;

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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital to attempt to meet our debt service and other obligations or seek to restructure certain debt obligations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Certain agreements governing our indebtedness restrict our ability to sell assets and use the proceeds from the sales. We may not be able to complete those sales or obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. In addition, under the 2013 Credit Facility, if we cannot meet our debt service obligations, the lenders could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
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
Operating results at or below our current levels for an extended period of time or other adverse factors could result in our inability to comply with the financial covenants contained in our 2013 Credit Facility. If we violate these covenants and are unable to obtain waivers from our lenders, our 2013 Credit Facility, our Senior Notes, our Senior Secured Second Lien Notes and our Debentures would be in default and the debt owing under such agreements could be accelerated. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our other debt or equity securities and may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
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
We are exposed to risk of loss due to Patriot's bankruptcy.
In 2012, Patriot Coal Company and certain of its wholly owned subsidiaries (Patriot) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code. In 2013, we entered into a definitive settlement agreement with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code in the Eastern District of Virginia and subsequently initiated a process to sell some or all of its assets to qualified third-party bidders. In July 2015, Patriot filed a plan of reorganization that proposes to sell some or all of its assets as going concerns and contribute the remainder to a liquidating trust.

We have potential exposure to Patriot related to (1) a total of $121.5 million of credit support we provide to Patriot pursuant to the 2013 definitive settlement agreement and (2) certain of Patriot's federal and state black lung occupational disease liabilities related to workers employed in periods prior to Patriot’s spin-off from us in 2007 for which we remain secondarily liable by statute. Refer to Note 17. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees" to the accompanying unaudited condensed consolidated financial statements for additional information surrounding these risks.
While we believe that any material exposure to us associated with Patriot's bankruptcy relates to the credit support and black lung liabilities noted above, other parties may make claims against us in the event that Patriot does not meet its obligations. For example, on July 16, 2015, a lawsuit was filed by the UMWA 1974 Pension Plan (the Plan), the UMWA 1974 Pension Trust (the Trust) and the Trustees of the Plan and Trust in the U.S. District Court for the District of Columbia, against us, a subsidiary of ours and Arch Coal, Inc. seeking a declaration that the defendants have statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. Refer to Note 18. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information surrounding that litigation.
Our mining operations could be adversely affected if we fail to appropriately secure our obligations.
U.S. federal and state laws and Australian laws require us to secure certain of our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. The primary methods we use to meet those obligations are to post a corporate guarantee (i.e., self bond), provide a third-party surety bond or provide a letter of credit. As of June 30, 2015, we had $1,413.6 million of self bonding in place for our reclamation obligations. As of June 30, 2015, we also had outstanding surety bonds with third parties, bank guarantees and letters of credit of $1,182.3 million, of which $656.2 million was for post-mining reclamation, $130.7 million related to workers’ compensation obligations, $110.6 million was for coal lease obligations and $284.8 million was for other obligations, including road maintenance and performance guarantees. Surety bond issuers may not continue to renew the bonds or may demand additional collateral or increased fees, which may in turn affect our available liquidity. Our ability to maintain and acquire letters of credit is subject to us maintaining compliance under our two primary facilities used for such items, which are our secured credit agreement dated September 24, 2013 (the 2013 Credit Facility, as amended) and our accounts receivable securitization program.
Our failure to retain, or inability to acquire, surety bonds, bank guarantees or letters of credit, or to provide a suitable alternative, would have a material adverse effect on us. That failure could result from a variety of factors including the following:

•	lack of availability, higher expense or unfavorable market terms of surety bonds;

•	restrictions on the availability of collateral for current and future third-party surety bond issuers under the terms of our indentures or our 2013 Credit Facility;

•	the exercise by third-party surety bond issuers of their right to refuse to renew the surety; and

•	the inability to renew our 2013 Credit Facility or a default or lack of availability of letters of credit thereunder.
Our ability to self bond reduces our costs of providing financial assurances. To the extent we are unable to maintain our current level of self bonding due to legislative or regulatory changes, changes in our financial condition or for any other reason, we would be required to access the commercial surety market to obtain replacement financial assurances. Further, self bonding is provided for at the discretion of each state. While we have historically demonstrated compliance with the applicable financial requirements in the states in which we self bond, our self bonding status may be challenged or withdrawn at any time. As a result of any adverse change in our ability to self bond, our costs would increase and our liquidity available for other uses would be reduced to the extent of any collateral required to obtain replacement financial assurances.
Our expenditures for postretirement benefit and pension obligations could be materially higher or occur sooner than we have predicted if our underlying assumptions prove to be incorrect.
We provide postretirement health and life insurance benefits to eligible union and non-union employees. Our total accumulated postretirement benefit obligation related to such benefits was a liability of $841.1 million as of June 30, 2015, of which $57.6 million was classified as a current liability. Certain of our U.S. subsidiaries also sponsor defined benefit pension plans. Net pension liabilities were $157.3 million as of June 30, 2015, of which $1.7 million was classified a current liability.

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
The closing market price of our common stock has recently declined significantly. If the average closing price of our common stock declines to less than $1.00 over 30 consecutive trading days, our common stock could be delisted from the NYSE or trading could be suspended.
Our common stock is currently listed on the New York Stock Exchange (NYSE). In order for our common stock to continue to be listed on the NYSE, we are required to comply with various listing standards, including the maintenance of a minimum average closing price of at least $1.00 per share during a consecutive 30 trading-day period and that our common stock not trade at abnormally low selling prices, which the NYSE views as $0.15 per share or below. A renewed or continued decline in the closing price of our common stock on the NYSE could result in a breach of these requirements. We would have an opportunity to take action to cure such a breach over a six-month period. If we were not able to cure the breach, the NYSE could commence suspension or delisting procedures in respect of our common stock. The commencement of suspension or delisting procedures by an exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange.
On July 27, 2015, our Board of Directors (the Board) approved seeking shareholder approval to implement a reverse stock split of our common stock, par value $0.01 per share. If this proposal is approved by our shareholders at a special meeting expected to be held in mid to late September 2015, the Board (or any authorized committee of the Board) will have the authority, without further action on the part of the shareholders, to implement the reverse stock split at a ratio to be determined later at the Board's (or any authorized committee of the Board's) discretion among five alternatives ranging between one-for-eight and one-for-20. We anticipate that the reverse stock split, if approved by the shareholders, will be implemented as soon as practicable. The Board (or any authorized committee of the Board) reserved the right to abandon the reverse stock split, even if approved by our shareholders, if the Board (or any authorized committee of the Board), in its sole discretion, determines that the reverse stock split is no longer in the best interests of us or our shareholders. We cannot guarantee that the reverse stock split will be successfully implemented or, if it is successfully implemented, that the closing market price of our common stock will not decline further.
If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise capital and compensate personnel by means of share-based compensation would be greatly impaired. Furthermore, with respect to any suspended or delisted securities, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such securities. A suspension or delisting would likely decrease the attractiveness of our common stock to investors and cause the trading volume of our common stock to decline, which could result in a further decline in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On October 24, 2008, we announced that our Board of Directors approved an amendment to the then existing share repurchase program to authorize repurchases of up to $1.0 billion of the then outstanding shares of our common stock (Repurchase Program). The Repurchase Program does not have an expiration date and may be discontinued at any time. Through June 30, 2015, we have repurchased a total of 7.7 million shares under the Repurchase Program at a cost of $299.6 million, leaving $700.4 million available for share repurchases under the Repurchase Program. Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. No share repurchases were made under the Repurchase Program during the six months ended June 30, 2015 or 2014.
Share Relinquishments
We routinely allow employees to relinquish common stock to pay estimated taxes upon the vesting of restricted stock and upon the issuance of common stock related to performance units under our equity incentive plans. The value of common stock tendered by employees is determined based on the closing price of our common stock on the dates of the respective relinquishments.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2015	14,808	$4.87	—	$700.4
May 1 through May 31, 2015	—	—	—	700.4
June 1 through June 30, 2015	13,146	2.88	—	700.4
Total	27,954	$3.93	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock, which are not part of the Repurchase Program.
Dividends
In connection with our ongoing efforts to manage our cash and preserve liquidity, our Board of Directors suspended our quarterly dividend beginning in the third quarter of 2015. Our Board of Directors will continue to evaluate the appropriate dividend rate over time. The declaration and payment of dividends in the future and the amount of those dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors that our Board of Directors may deem relevant to such evaluations. Limitations on our ability to pay dividends imposed by our debt instruments are discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Item 5. Other Information.
On January 29, 2015, Jeffrey Doppelt (Plaintiff) filed a complaint in the Court of Chancery of the State of Delaware (the Court) challenging what the Plaintiff termed a “dead hand proxy put” in the Company’s credit agreement, dated September 24, 2013 (the Credit Agreement). The case was captioned Doppelt v. Peabody Energy Corp., C.A. No. 10597-CB. The Plaintiff named as Defendants the Company, certain current and former members of the Company’s board of directors, and Citigroup, Inc. (Citi), the administrative agent under the Credit Agreement. Plaintiff alleged that the Company’s directors had violated their fiduciary duties by adopting a Credit Agreement that included a “dead hand proxy put,” which would provide for the acceleration of amounts outstanding under the Credit Agreement in certain situations in which the majority of the board of directors was replaced in a proxy contest. Plaintiff further alleged that this provision entrenched the directors and had a disabling effect on the stockholder franchise. Plaintiff further alleged that Citi had aided and abetted the directors’ supposed breach of fiduciary duties. The Company denies Plaintiff’s allegations that the Defendants engaged in wrongdoing. On March 26, 2014, the Company received a letter on behalf of a purported stockholder in the Company seeking to inspect documents related to the Company’s entry into the Credit Agreement. As reported in the Company’s Current Report filed on Form 8-K on February 6, 2015, the Company and Citi amended the Credit Agreement on February 5, 2015, to remove the “dead hand proxy put.” Plaintiff’s counsel then informed the Court that they believed their claims were moot and that they would move for an award of attorneys’ fees. The Company agreed to pay $300,000 in attorneys’ fees and on July 21, 2015, the Court entered an order dismissing the case. A copy of the Court’s order of dismissal is attached to this report as Exhibit 99.1.
Item 6. Exhibits.
See Exhibit Index at page 74 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	August 7, 2015	By:	/s/ AMY B. SCHWETZ
Amy B. Schwetz
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

10.1
Letter Agreement between Peabody Energy Corporation and Gregory H. Boyce dated April 21, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-16463) filed on April 21, 2015).

10.2
Letter Agreement between Peabody Energy Corporation and Glenn L. Kellow dated April 20, 2015 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-16463) filed on April 21, 2015).

10.3	Peabody Energy Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 (Registration No. 333-203926).

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

99.1*	Notice of Stipulation and Proposed Order of Dismissal.

101*	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
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