Form 10-Q
period 2015-09-30
PEABODY ENERGY CORP
filed 2015-11-09
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 18.5 million shares of the registrant's common stock (par value of $0.01 per share) outstanding at October 30, 2015.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions, except per share data)
Revenues
Sales	$1,277.4	$1,550.5	$3,922.9	$4,619.3
Other revenues	141.5	172.4	373.2	488.4
Total revenues	1,418.9	1,722.9	4,296.1	5,107.7
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	1,254.0	1,453.3	3,774.4	4,315.7
Depreciation, depletion and amortization	136.0	163.6	430.6	483.9
Asset retirement obligation expenses	12.3	15.0	40.4	46.5
Selling and administrative expenses	37.8	52.9	128.8	171.6
Restructuring charges	1.8	—	23.0	—
Other operating (income) loss:
Net gain on disposal of assets	(7.9)	(13.9)	(20.2)	(25.9)
Asset impairment	—	—	900.8	—
Loss from equity affiliates	5.3	15.8	12.3	44.0
Operating (loss) profit	(20.4)	36.2	(994.0)	71.9
Interest expense	118.5	114.5	344.0	321.4
Loss on early debt extinguishment	—	—	67.8	1.6
Interest income	(1.4)	(3.7)	(6.6)	(11.7)
Loss from continuing operations before income taxes	(137.5)	(74.6)	(1,399.2)	(239.4)
Income tax provision (benefit)	6.9	79.4	(83.2)	30.9
Loss from continuing operations, net of income taxes	(144.4)	(154.0)	(1,316.0)	(270.3)
(Loss) income from discontinued operations, net of income taxes	(157.5)	5.0	(202.7)	6.0
Net loss	(301.9)	(149.0)	(1,518.7)	(264.3)
Less: Net income attributable to noncontrolling interests	2.8	1.6	7.9	8.1
Net loss attributable to common stockholders	$(304.7)	$(150.6)	$(1,526.6)	$(272.4)

Loss from continuing operations:
Basic loss per share	$(8.08)	$(8.72)	$(73.05)	$(15.62)
Diluted loss per share	$(8.08)	$(8.72)	$(73.05)	$(15.62)

Net loss attributable to common stockholders:
Basic loss per share	$(16.73)	$(8.44)	$(84.23)	$(15.29)
Diluted loss per share	$(16.73)	$(8.44)	$(84.23)	$(15.29)

Dividends declared per share	$—	$1.275	$0.075	$3.825
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Net loss	$(301.9)	$(149.0)	$(1,518.7)	$(264.3)
Other comprehensive (loss) income, net of income taxes:
Net change in unrealized gains (losses) on available-for-sale securities (net of respective net tax provision (benefit) of $0.0, ($0.2), $(0.1) and ($1.0))	0.2	(0.4)	0.2	(1.7)
Net unrealized (losses) gains on cash flow hedges (net of respective net tax (benefit) provision of $(30.1), ($104.2), $49.8 and $1.9)
(Decrease) increase in fair value of cash flow hedges	(115.6)	(180.6)	(100.4)	3.5
Reclassification for realized losses (gains) included in net loss	68.9	3.4	183.9	(1.6)
Net unrealized (losses) gains on cash flow hedges	(46.7)	(177.2)	83.5	1.9
Postretirement plans and workers' compensation obligations (net of respective net tax provision of $1.8, $4.0, $11.2 and $1.8)
Prior service cost for the period	—	—	—	(17.4)
Amortization of actuarial loss and prior service cost included in net loss	10.8	6.8	26.8	20.4
Postretirement plans and workers' compensation obligations	10.8	6.8	26.8	3.0
Foreign currency translation adjustment	(15.3)	(36.8)	(41.5)	(10.4)
Other comprehensive (loss) income, net of income taxes	(51.0)	(207.6)	69.0	(7.2)
Comprehensive loss	(352.9)	(356.6)	(1,449.7)	(271.5)
Less: Comprehensive income attributable to noncontrolling interests	2.8	1.6	7.9	8.1
Comprehensive loss attributable to common stockholders	$(355.7)	$(358.2)	$(1,457.6)	$(279.6)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2015	December 31, 2014
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$334.3	$298.0
Accounts receivable, net of allowance for doubtful accounts of $10.0 at September 30, 2015 and $5.8 at December 31, 2014	370.0	563.1
Inventories	348.1	406.5
Assets from coal trading activities, net	42.3	57.6
Deferred income taxes	76.5	80.0
Other current assets	382.4	305.8
Total current assets	1,553.6	1,711.0
Property, plant, equipment and mine development, net	9,475.4	10,577.3
Deferred income taxes	1.0	0.7
Investments and other assets	633.4	902.1
Total assets	$11,663.4	$13,191.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$19.5	$21.2
Liabilities from coal trading activities, net	28.1	32.7
Accounts payable and accrued expenses	1,468.6	1,809.2
Total current liabilities	1,516.2	1,863.1
Long-term debt, less current portion	6,282.4	5,965.6
Deferred income taxes	101.1	89.1
Asset retirement obligations	738.4	722.3
Accrued postretirement benefit costs	782.1	781.9
Other noncurrent liabilities	932.8	1,042.6
Total liabilities	10,353.0	10,464.6
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of September 30, 2015 or December 31, 2014	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of September 30, 2015 or December 31, 2014	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of September 30, 2015 or December 31, 2014	—	—
Common Stock — $0.01 per share par value; 53.3 shares authorized; 19.3 shares issued and 18.5 shares outstanding as of September 30, 2015 and 19.0 shares issued and 18.1 shares outstanding as of December 31, 2014	0.2	0.2
Additional paid-in capital	2,406.6	2,386.0
Treasury stock, at cost — 0.8 shares as of September 30, 2015 and 0.9 shares as of December 31, 2014	(371.6)	(467.1)
(Accumulated deficit) retained earnings	(34.0)	1,570.5
Accumulated other comprehensive loss	(695.8)	(764.8)
Peabody Energy Corporation stockholders’ equity	1,305.4	2,724.8
Noncontrolling interests	5.0	1.7
Total stockholders’ equity	1,310.4	2,726.5
Total liabilities and stockholders’ equity	$11,663.4	$13,191.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(1,518.7)	$(264.3)
Loss (income) from discontinued operations, net of income taxes	202.7	(6.0)
Loss from continuing operations, net of income taxes	(1,316.0)	(270.3)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	430.6	483.9
Noncash interest expense	22.9	17.7
Deferred income taxes	(53.7)	(44.3)
Noncash share-based compensation	20.0	35.8
Asset impairment	900.8	—
Net gain on disposal of assets	(20.2)	(25.9)
Loss from equity affiliates	12.3	44.0
Gains on previously monetized foreign currency hedge positions	(14.9)	(106.7)
Changes in current assets and liabilities:
Accounts receivable	190.0	142.0
Change in receivable from accounts receivable securitization program	(5.0)	(75.0)
Inventories	55.2	20.5
Net assets from coal trading activities	(17.4)	(14.6)
Other current assets	7.6	4.4
Accounts payable and accrued expenses	(322.0)	76.2
Asset retirement obligations	28.1	28.4
Accrued postretirement benefit costs	14.2	12.7
Accrued pension costs	21.1	14.6
Other, net	(15.6)	2.4
Net cash (used in) provided by continuing operations	(62.0)	345.8
Net cash used in discontinued operations	(28.6)	(95.7)
Net cash (used in) provided by operating activities	(90.6)	250.1
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(76.9)	(107.5)
Changes in accrued expenses related to capital expenditures	(14.5)	(22.8)
Federal coal lease expenditures	(89.8)	(89.4)
Proceeds from disposal of assets, net of notes receivable	39.6	152.5
Purchases of debt and equity securities	(22.6)	(6.0)
Proceeds from sales and maturities of debt and equity securities	33.6	7.7
Contributions to joint ventures	(349.8)	(410.4)
Distributions from joint ventures	339.8	408.5
Advances to related parties	(3.6)	(19.7)
Other, net	(2.1)	(2.5)
Net cash used in investing activities	(146.3)	(89.6)
Cash Flows From Financing Activities
Proceeds from long-term debt	975.7	1.1
Repayments of long-term debt	(666.0)	(15.6)
Payment of deferred financing costs	(28.7)	(10.1)
Dividends paid	(1.4)	(69.2)
Restricted cash for distributions to noncontrolling interests	—	(42.5)
Other, net	(6.4)	(1.7)
Net cash provided by (used in) financing activities	273.2	(138.0)
Net change in cash and cash equivalents	36.3	22.5
Cash and cash equivalents at beginning of period	298.0	444.0
Cash and cash equivalents at end of period	$334.3	$466.5
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2014	$0.2	$2,386.0	$(467.1)	$1,570.5	$(764.8)	$1.7	$2,726.5
Net (loss) income	—	—	—	(1,526.6)	—	7.9	(1,518.7)
Net change in unrealized gains on available-for-sale securities (net of $0.1 net tax benefit)	—	—	—	—	0.2	—	0.2
Net unrealized gains on cash flow hedges (net of $49.8 net tax provision)	—	—	—	—	83.5	—	83.5
Postretirement plans and workers’ compensation obligations (net of $11.2 net tax provision)	—	—	—	—	26.8	—	26.8
Foreign currency translation adjustment	—	—	—	—	(41.5)	—	(41.5)
Dividends paid	—	—	—	(1.4)	—	—	(1.4)
Share-based compensation for equity-classified awards	—	18.6	—	—	—	—	18.6
Employee stock purchases	—	3.4	—	—	—	—	3.4
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.0)	—	—	—	(2.0)
Defined contribution plan share contribution	—	(1.4)	97.5	(76.5)	—	—	19.6
Consolidation of noncontrolling interests	—	—	—	—	—	1.6	1.6
Distributions to noncontrolling interests	—	—	—	—	—	(6.2)	(6.2)
September 30, 2015	$0.2	$2,406.6	$(371.6)	$(34.0)	$(695.8)	$5.0	$1,310.4
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2014 has been derived from the Company’s audited consolidated balance sheet at that date. The Company's results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2015.
Pursuant to the authorization provided at a special meeting of the Company's stockholders held on September 16, 2015, the Company completed a 1-for-15 reverse stock split of the shares of the Company’s common stock on September 30, 2015 (the Reverse Stock Split). As a result of the Reverse Stock Split, every 15 shares of issued and outstanding common stock were combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares that would otherwise have resulted from the Reverse Stock Split were paid in cash. The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 278 million shares to approximately 19 million shares. The number of authorized shares of common stock was also decreased from 800 million shares to 53.3 million shares. The Company's common stock began trading on a reverse stock split-adjusted basis on the New York Stock Exchange on October 1, 2015. All share and per share data included in this report has been retroactively restated to reflect the Reverse Stock Split. Since the par value of the common stock remained at $0.01 per share, the value for "Common stock" recorded to the Company's condensed consolidated balance sheets has been retroactively reduced to reflect the par value of restated outstanding shares, with a corresponding increase to "Additional paid-in capital."
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
Deferred Financing Costs. On April 7, 2015, the FASB issued accounting guidance that requires deferred financing costs to be presented as a direct reduction from the related debt liability in the financial statements rather than as a separately recognized asset, as is the current requirement under U.S. GAAP. Under the new guidance, amortization of such costs will continue to be reported as interest expense. In August 2015, an update was issued that clarified that debt issuance costs associated with line-of-credit arrangements may continue to be reported as an asset. The new guidance will be effective for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company) and must be adopted on a retrospective basis. While the Company does not anticipate an impact to its results of operations, financial condition or cash flows in connection with the adoption of the guidance, there will be an impact on the presentation of the Company's condensed consolidated balance sheets. More specifically, the Company's condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 includes $75.9 million and $64.7 million, respectively, of deferred financing cost assets (excluding $20.9 million and $14.0 million, respectively, related to line-of-credit arrangements) that would, under the new guidance, be presented as a direct reduction to liabilities.
(3)    Asset Impairment
The following costs are reflected in "Asset impairment" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015:

	Australian Metallurgical Mining	Australian Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Asset impairment charges:
Long-lived assets	$527.0	$8.2	$182.2	$717.4
Equity method investments	—	—	183.4	183.4
Total	$527.0	$8.2	$365.6	$900.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Australian Metallurgical and Thermal Mining
The Company generally does not view short-term declines in metallurgical and thermal coal prices in the markets in which it sells its products as an indicator of impairment. However, due to the severity of the decline in seaborne metallurgical and thermal coal pricing observed during the first half of 2015 and other adverse market conditions noted during that period that drove an unfavorable change in the expected timing of eventual seaborne market rebalancing, the Company concluded that indicators of impairment existed surrounding its Australian mining platform as of June 30, 2015. Accordingly, the Company reviewed its Australian mining assets for recoverability at that date. Based on that review, the Company determined that the carrying values of three of its active mines that produce metallurgical coal were not recoverable and correspondingly recognized an aggregate impairment charge of $230.5 million to write those assets down from their carrying value to their estimated fair value in the second quarter.
Also during the second quarter of 2015, the Company reviewed its portfolio of mining tenements and surface lands to identify non-strategic assets that could be monetized. In connection with that review, certain of such assets were deemed to meet held-for-sale accounting criteria or were otherwise deemed more likely to generate cash flows through divestiture rather than development, with the long-term plans for certain adjacent assets also consequently affected. Accordingly, the Company recognized an aggregate impairment charge of $304.7 million to write down the targeted divestiture assets and abandoned assets from their carrying value to their estimated fair value.
Corporate and Other
Long-lived Assets. In connection with a similar review of the Company's asset portfolio conducted during the second quarter of 2015 to identify non-strategic domestic assets that could be monetized, the Company identified non-strategic, non-coal-supplying assets as held-for-sale rather than held-for-use as of June 30, 2015. Accordingly, the Company recognized an impairment charge of $182.2 million to write the assets down from their carrying value to estimated fair value.
Equity Method Investments. Due to the impairment indicators noted above surrounding the Company's Australian platform, the Company similarly reviewed its total investment in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia, as of June 30, 2015. As a result of that review, the Company determined that the carrying value of its equity investment in Middlemount was other-than-temporarily impaired and recorded a charge of $46.6 million to write-off the investment.
The Company, along with the other equity interest holder, also periodically makes loans to Middlemount pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. Prior to an impairment adjustment, the aggregate carrying value of such loans totaled $299.3 million. Of that amount, a total of $65.5 million (the Priority Loans) had seniority over the remainder (the Subordinated Loans) as of June 30, 2015. The Subordinated Loans are provided on an equal and shared basis with the other equity interest holder, and the Company's and the other equity interest holder's claims under the Subordinated Loans are on equal footing. The Company also reviewed the loans for impairment and recorded a charge of $136.8 million to write down the carrying value of the Subordinated Loans.
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
The Company believes the impairment charges recorded during the nine months ended September 30, 2015 adequately address the realization risks disclosed in Note 3. "Asset Realization" to its Quarterly Report on Form 10-Q for the period ended March 31, 2015.
(4)    Discontinued Operations
Discontinued operations include certain former Australian Thermal Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested legacy operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
(Loss) income from discontinued operations before income taxes	$(157.5)	$7.6	$(202.7)	$8.6
Income tax provision	—	2.6	—	2.6
(Loss) income from discontinued operations, net of income taxes	$(157.5)	$5.0	$(202.7)	$6.0
Assets and Liabilities of Discontinued Operations
The carrying amounts of assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	September 30, 2015	December 31, 2014
	(Dollars in millions)
Assets:
Other current assets	$0.3	$0.3
Investments and other assets	15.9	16.3
Total assets classified as discontinued operations	$16.2	$16.6

Liabilities:
Accounts payable and accrued expenses	$78.2	$12.5
Other noncurrent liabilities	218.0	109.8
Total liabilities classified as discontinued operations	$296.2	$122.3
Patriot-Related Matters. Refer to Note 19. "Matters Related to the Patriot Bankruptcy" for information surrounding charges recorded during the three and nine months ended September 30, 2015 associated with the bankruptcy of Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
Wilkie Creek Mine. In December 2013, the Company ceased production and started reclamation of the Wilkie Creek Mine in Queensland, Australia. On June 30, 2014, Queensland Bulk Handling Pty Ltd (QBH) commenced litigation against Peabody (Wilkie Creek) Pty Limited, the indirect wholly-owned subsidiary of the Company that owns the Wilkie Creek Mine, alleging breach of a Coal Port Services Agreement (CPSA) between the parties. Included in "(Loss) income from discontinued operations, net of income taxes" for the nine months ended September 30, 2015 is a $7.6 million charge related to that litigation. Refer to Note 18. "Commitments and Contingencies" for additional information surrounding the QBH matter.
In June 2015, the Company entered into an agreement to sell the Wilkie Creek Mine in exchange for potential cash proceeds of up to $20 million and the assumption of certain liabilities, including asset retirement obligations. That agreement was subsequently terminated in October 2015 in conjunction with entering into a new agreement with similar terms. The closing of the sale remains subject to certain conditions.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)     Investments
Investments in available-for-sale securities at September 30, 2015 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Noncurrent:
Federal government securities	$31.3	$0.2	$—	$31.5
U.S. corporate bonds	19.4	0.1	(0.1)	19.4
Total	$50.7	$0.3	$(0.1)	$50.9
Investments in available-for-sale securities at December 31, 2014 were as follows:

Available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in millions)
Current:
U.S. corporate bonds	$11.2	$—	$—	$11.2
Noncurrent:
Marketable equity securities	6.2	—	—	6.2
Federal government securities	32.0	—	—	32.0
U.S. corporate bonds	12.4	—	—	12.4
Total	$61.8	$—	$—	$61.8
The Company classifies its investments as short-term if, at the time of purchase, remaining maturities are greater than three months and up to one year. Such investments are included in "Other current assets" in the condensed consolidated balance sheets. Investments with remaining maturities of greater than one year are classified as long-term and are included in "Investments and other assets" in the condensed consolidated balance sheets. The Company’s previous investments in marketable equity securities consisted of an investment in Winsway Enterprises Holdings Limited. That investment was disposed of during the nine months ended September 30, 2015, resulting in an immaterial gain compared to the adjusted cost basis of the securities.
Contractual maturities for available-for-sale investments in debt securities at September 30, 2015 were as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual maturities for available-for-sale debt securities	Cost	Fair Value
	(Dollars in millions)
Due in one to five years	$50.7	$50.9
(6)     Inventories
Inventories as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(Dollars in millions)
Materials and supplies	$121.2	$143.6
Raw coal	68.3	115.0
Saleable coal	158.6	147.9
Total	$348.1	$406.5
Materials and supplies inventories presented above have been shown net of reserves of $4.8 million and $4.6 million as of September 30, 2015 and December 31, 2014, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)     Derivatives and Fair Value Measurements
Risk Management — Non-Coal Trading Activities
The Company is exposed to several risks in the normal course of business, including (1) foreign currency exchange rate risk for non-U.S. dollar expenditures and balances, (2) price risk on commodities produced by and utilized in the Company's mining operations and (3) interest rate risk that has been partially mitigated by fixed rates on long-term debt. The Company manages a portion of its commodity price risk related to the sale of coal (excluding coal trading activities) using long-term coal supply agreements (those with terms longer than one year), rather than using derivative instruments. Derivative financial instruments are, or have been, used to manage the Company's risk exposure to prices of certain commodities used in production, foreign currency exchange rates and, from time to time, interest rates (collectively referred to as "Corporate Hedging"). These risks are actively monitored for compliance with the Company's risk management policies.
Foreign Currency Hedges. The Company is exposed to foreign currency exchange rate risk, primarily on Australian dollar expenditures made in its Australian mining platform. This risk has historically been managed using forward contracts and options designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted foreign currency expenditures. The Company intends to allow a substantial portion of its positions to settle without adding further positions of a comparable notional amount, but may, from time to time, continue to use forward contracts and options to hedge its foreign currency exchange rate risk.
Diesel Fuel Hedges. The Company is exposed to commodity price risk associated with diesel fuel utilized in production in the U.S. and Australia. This risk is managed using derivatives, such as swaps or options, and to a lesser extent using cost pass-through contracts. The Company generally designates the swap contracts as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted diesel fuel purchases.
Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at September 30, 2015:

	Notional Amount by Year of Maturity
	Total	2015	2016	2017
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$1,839.0	$309.0	$1,007.0	$523.0
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	180.3	31.5	89.5	59.3

	Instrument Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value of Net Liability
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$1,839.0	$—	$—	$(293.5)
Commodity Contracts
Diesel fuel hedge contracts (million gallons)	180.3	—	—	(106.7)
Based on the net fair value of the Company’s non-coal trading commodity contract hedge positions held in “Accumulated other comprehensive loss” at September 30, 2015, the Company expects to reclassify net unrealized losses associated with the Company's diesel fuel hedge programs of approximately $68 million from comprehensive income into earnings over the next 12 months. Based on the net fair value of the Company's foreign currency hedge contract portfolio, the net loss expected to be reclassified from comprehensive income to earnings over the next 12 months associated with that hedge program is approximately $204 million. As these realized and unrealized gains and losses are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings are expected to partially offset the effect of any changes in the hedged exposure related to the underlying transactions, when realized.
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
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s Corporate Hedging derivatives during the three and nine months ended September 30, 2015 and 2014:

		Three Months Ended September 30, 2015
Financial Instrument	Income Statement Classification Losses - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(63.1)	$(31.9)	$(0.5)
Foreign currency forward contracts	Operating costs and expenses	—	(118.2)	(84.5)	—
Total		$—	$(181.3)	$(116.4)	$(0.5)

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $0.1 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

		Three Months Ended September 30, 2014
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	(Loss) gain reclassified from other comprehensive income into income (effective portion)(1)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(47.3)	$(1.0)	$(1.8)
Foreign currency forward contracts	Operating costs and expenses	—	(227.7)	9.6	—
Total		$—	$(275.0)	$8.6	$(1.8)

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $31.9 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

		Nine Months Ended September 30, 2015
Financial Instrument	Income Statement Classification Gains (Losses) - Realized	Gain recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$—	$(27.3)	$(89.0)	$1.3
Foreign currency forward contracts	Operating costs and expenses	—	(137.2)	(238.9)	—
Total		$—	$(164.5)	$(327.9)	$1.3

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $14.9 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

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
The classification and amount of Corporate Hedging derivative financial instruments presented on a gross and net basis as of September 30, 2015 and December 31, 2014 are presented in the tables that follow.

Financial Instrument	Fair Value of Liabilities Presented in the Condensed Consolidated Balance Sheet as of September 30, 2015 (1)
(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$68.4
Foreign currency forward contracts	203.7
Total	$272.1

Noncurrent Liabilities:
Commodity swap contracts	$38.3
Foreign currency forward contracts	89.8
Total	$128.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instrument	Fair Value of Liabilities Presented in the Condensed Consolidated Balance Sheet as of December 31, 2014 (1)
(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$100.1
Foreign currency forward contracts	241.0
Total	$341.1

Noncurrent Liabilities:
Commodity swap contracts	$67.0
Foreign currency forward contracts	169.0
Total	$236.0

(1)	All commodity swap contracts and foreign currency forward contracts were in a liability position as of September 30, 2015 and December 31, 2014.
The Company's Corporate Hedging derivative financial instruments are generally considered Swap Obligations, as that term is defined in the Company's secured credit agreement dated September 24, 2013 (as amended, the 2013 Credit Facility). Accordingly, such instruments, when in a liability position, are first lien obligations secured by the collateral and all of the property that is subject to liens under the 2013 Credit Facility. Refer to Note 12. "Long-term Debt" for additional information surrounding that collateral.
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
Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset (liability) positions for which fair value is measured on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$20.2	$30.7	$—	$50.9
Commodity swap contracts	—	—	(106.7)	(106.7)
Foreign currency contracts	—	—	(293.5)	(293.5)
Total net financial assets (liabilities)	$20.2	$30.7	$(400.2)	$(349.3)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investments in debt and equity securities	$26.1	$35.7	$—	$61.8
Commodity swap contracts	—	(167.1)	—	(167.1)
Foreign currency contracts	—	(410.0)	—	(410.0)
Total net financial assets (liabilities)	$26.1	$(541.4)	$—	$(515.3)

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

•
Commodity swap contracts — diesel fuel and explosives: valued based on a valuation that is corroborated by the use of market-based pricing (Level 2) except when credit and non-performance risk is considered to be a significant input, then the Company classifies such contracts as Level 3.

•
Foreign currency forward and option contracts: valued utilizing inputs obtained in quoted public markets (Level 2) except when credit and non-performance risk is considered to be a significant input, then the Company classifies such contracts as Level 3.

Foreign currency and commodity purchase/sale contracts include a credit valuation adjustment based on credit and non-performance risk (Level 3). The credit valuation adjustment has not historically had a material impact on the valuation of the contracts resulting in Level 2 classification. However, due to the Company's corporate credit rating downgrades in 2015, the credit valuation adjustments as of September 30, 2015 are considered to be significant unobservable inputs in the valuation of the contracts resulting in Level 3 classification.
The following table summarizes the quantitative unobservable input utilized in the Company's internally-developed valuation models for foreign currency and commodity purchase/sale contracts classified as Level 3 as of September 30, 2015:

	Range		Weighted
Input	Low	High	Average
Credit and non-performance risk	26%	39%	31%
Significant increases or decreases in the credit and non-performance risk adjustment could result in a significantly higher or lower fair value measurement.
The following table summarizes the changes related to the Company’s Corporate Hedging derivative financial instruments recurring Level 3 financial liabilities:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
	(Dollars in millions)
Beginning of period	$—	$—	$—	$—	$—	$—
Transfers into Level 3	76.0	259.8	335.8	76.0	259.8	335.8
Total net losses realized/unrealized:
Included in earnings	(0.5)	—	(0.5)	(0.5)	—	(0.5)
Included in other comprehensive income	63.1	118.2	181.3	63.1	118.2	181.3
Settlements	(31.9)	(84.5)	(116.4)	(31.9)	(84.5)	(116.4)
End of period	$106.7	$293.5	$400.2	$106.7	$293.5	$400.2
The Company had no transfers between Levels 1 and 2 or transfers out of Level 3 during the three and nine months ended September 30, 2015 or 2014 or transfers into Level 3 for the three and nine months ended September 30, 2014. Transfers into Level 3 of liabilities previously classified in Level 2 during the three and nine months ended September 30, 2015 were due to the relative value of unobservable inputs to the total fair value measurement of certain derivative contracts rising above the 10% threshold. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in net unrealized losses relating to Level 3 financial liabilities held both as of the beginning and the end of the period:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
(Dollars in millions)
Changes in net unrealized losses (1)	$15.5	$52.9	$68.4	$15.5	$52.9	$68.4

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

Other Financial Instruments. The Company used the following methods and assumptions in estimating fair values for other financial instruments as of September 30, 2015 and December 31, 2014:

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

The carrying amounts and estimated fair values of the Company’s long-term debt are summarized as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Long-term debt	$6,301.9	$2,126.3	$5,986.8	$5,227.9
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading revenues recognized during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trading Revenues by Type of Instrument	2015	2014	2015	2014
	(Dollars in millions)
Commodity futures, swaps and options	$47.7	$10.7	$89.4	$69.0
Physical commodity purchase/sale contracts	(23.2)	4.3	(46.7)	(22.7)
Total trading revenues	$24.5	$15.0	$42.7	$46.3
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
The gross fair value of coal trading positions designated as cash flow hedges of forecasted sales was an asset of $16.2 million and $44.3 million as of September 30, 2015 and December 31, 2014, respectively. Based on the net fair value of the Company’s coal trading positions held in “Accumulated other comprehensive loss” at September 30, 2015, unrealized gains to be reclassified from comprehensive income to earnings through the end of the year are expected to be approximately $16 million, at which point, all unrealized gains will have been reclassified. As these unrealized gains are associated with derivative instruments that represent hedges of forecasted transactions, the amounts reclassified to earnings may partially offset the effect of the realized underlying transactions in the unaudited condensed consolidated statements of operations.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of September 30, 2015 and December 31, 2014 is set forth below:

Affected line item in the condensed consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation margin (held) posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of September 30, 2015
Assets from coal trading activities, net	$203.4	$(123.4)	$(37.7)	$42.3
Liabilities from coal trading activities, net	(156.8)	123.4	5.3	(28.1)
Total, net	$46.6	$—	$(32.4)	$14.2

	Fair Value as of December 31, 2014
Assets from coal trading activities, net	$342.5	$(248.3)	$(36.6)	$57.6
Liabilities from coal trading activities, net	(285.0)	248.3	4.0	(32.7)
Total, net	$57.5	$—	$(32.6)	$24.9

(1)	A total of $0.7 million of the net variation margin held at September 30, 2015 related to cash flow hedges.
See Note 7. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s Corporate Hedging activities.
Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$(7.0)	$19.0	$—	$12.0
Physical commodity purchase/sale contracts	—	0.9	1.3	2.2
Total net financial (liabilities) assets	$(7.0)	$19.9	$1.3	$14.2

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$(0.2)	$32.6	$—	$32.4
Physical commodity purchase/sale contracts	—	(9.6)	2.1	(7.5)
Total net financial (liabilities) assets	$(0.2)	$23.0	$2.1	$24.9
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
The fair value of the Company's coal trading positions classified in Level 3, and changes thereto, was not material to the periods presented. Additionally, the Company did not have any significant transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015 or 2014, nor were there any transfers in or out of Level 3 during those periods. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
As of September 30, 2015, the Company's trading portfolio was expected to have positive net cash realizations in 2015 and 2016, reaching substantial maturity in 2016 on a fair value basis.
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
At September 30, 2015, 86% of the Company’s credit exposure related to coal trading activities with investment grade counterparties, while 1% was with non-investment grade counterparties and 13% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at September 30, 2015 and December 31, 2014, would have amounted to collateral postings to counterparties of approximately $26 million and $31 million, respectively. As of September 30, 2015 and December 31, 2014, no collateral was posted to counterparties for such positions.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level, as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. In 2015, each of the three agencies downgraded our corporate credit rating. The credit downgrades were, in part, due to continued weakness in seaborne coal prices. The Company was not required to post additional collateral as a direct result of these downgrades for its derivative trading instruments. Even if a credit downgrade were to have occurred below contractually specified levels, the Company’s additional collateral requirement owed to its counterparties for these derivative trading instruments would have been zero at September 30, 2015 and December 31, 2014 based on the aggregate fair value of all derivative trading instruments with such features. As of September 30, 2015 and December 31, 2014, no collateral was posted to counterparties to support such derivative trading instruments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At September 30, 2015 and December 31, 2014, the Company held net variation margin of $32.4 million and $32.6 million, respectively.
In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts and by certain of its OTC arrangements to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of September 30, 2015 and December 31, 2014, the Company had posted initial margin of $17.7 million and $15.2 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. The Company had posted $4.1 million of margin in excess of the required variation and initial margin as of September 30, 2015, while it had posted $6.1 million of excess margin as of December 31, 2014.
(9)     Financing Receivables
The Company's total financing receivables as of September 30, 2015 and December 31, 2014 consisted of the following:

Balance Sheet Classification	September 30, 2015	December 31, 2014
	(Dollars in millions)
Other current assets	$24.6	$—
Investments and other assets	153.0	347.2
Total financing receivables	$177.6	$347.2
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables outstanding as of September 30, 2015.
Codrilla Mine Project. In 2011, a wholly-owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of a portion of its 85% interest in the Codrilla Mine Project to the other participants of the Coppabella Moorvale Joint Venture, afterward retaining 73.3% ownership.The final outstanding installment payment of 40% of the sale price is due upon the earlier of the mine's first coal shipment or a specified date. The sales agreement was amended in the second quarter of 2013 to delay the specified date from March 31, 2015 to June 30, 2016. There are currently no indications of impairment on the remaining installment and the Company expects to receive full payment by June 30, 2016. The remaining balance associated with these receivables totaled $24.6 million and $27.6 million at September 30, 2015 and December 31, 2014, respectively, and was recorded in "Other current assets" and "Investments and other assets" in the condensed consolidated balance sheets, respectively.
Middlemount. The Company periodically makes loans to Middlemount, in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. Middlemount is required to pay down the loans as excess cash is generated pursuant to its shareholders’ agreement. The Priority Loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5%, while the Subordinated Loans presently do not bear interest. The loans expire on December 31, 2016. Based on the expected timing of repayment of these loans, which is projected to extend beyond the stated expiration date, the Company considers these loans to be of a long-term nature. As a result, (1) the foreign currency impact related to the shareholder loans is included in foreign currency translation adjustment in the condensed consolidated balance sheets and the unaudited condensed consolidated statements of comprehensive income and (2) interest income on the Priority Loans is recognized when cash is received. Refer to Note 3. "Asset Impairment" for background surrounding an impairment charge of $136.8 million recognized during the nine months ended September 30, 2015. The carrying value of these loans of $153.0 million and $319.6 million was reflected in "Investments and other assets" in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(Dollars in millions)
Land and coal interests	$10,637.5	$11,021.1
Buildings and improvements	1,536.9	1,569.1
Machinery and equipment	2,341.9	2,685.7
Less: Accumulated depreciation, depletion and amortization	(5,040.9)	(4,698.6)
Total, net	$9,475.4	$10,577.3
(11)  Income Taxes
The Company’s income tax provision of $6.9 million and $79.4 million for the three months ended September 30, 2015 and 2014, respectively, included a tax benefit of $0.8 million and $1.2 million related to the remeasurement of foreign income tax accounts for the same respective periods. The Company’s income tax benefit of $83.2 million and provision of $30.9 million for the nine months ended September 30, 2015 and 2014, respectively, included tax benefits of $1.0 million and $3.9 million related to the remeasurement of foreign income tax accounts, respectively. The Company's effective tax rate before remeasurement for the three and nine months ended September 30, 2015 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax expense more than offset by reductions from percentage depletion, foreign rate differential and changes in valuation allowance. The Company wrote-off deferred tax assets due to the repeal of the Australian Minerals Rent Resource Tax (MRRT) of $70.1 million and $16.1 million for the three and nine months ended September 30, 2014, respectively.
The income tax expense and tax benefit recorded for the three and nine months ended September 30, 2015 are primarily comprised of a tax allocation to results from continuing operations related to the tax effects of items credited directly to "Other comprehensive income". Generally, the amount of tax provision or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as "Other comprehensive income." However, an exception applies in periods in which there is a year-to-date loss from continuing operations before taxes and income in other categories of earnings before taxes. Under this exception, and notwithstanding the continuing valuation allowance on the Company's net deferred tax assets in the U.S. and Australia, the tax provision is first allocated to the other categories of earnings and a related tax benefit is recorded in results from continuing operations. There was no similar activity recorded for the three or nine months ended September 30, 2014.
During the three and nine months ended September 30, 2015, the Company decreased its unrecognized tax benefits, including interest and penalties related thereto, by $25.0 million due to finalization of IRS audits on the 2009 through 2013 tax years.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)     Long-term Debt
The Company’s total indebtedness as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(Dollars in millions)
2013 Term Loan Facility due September 2020	$1,167.4	$1,175.1
7.375% Senior Notes due November 2016	—	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
10.00% Senior Secured Second Lien Notes due March 2022	977.5	—
7.875% Senior Notes due November 2026	247.7	247.6
Convertible Junior Subordinated Debentures due December 2066	384.5	382.3
Capital lease obligations	15.7	22.2
Other	0.7	1.2
Total	$6,301.9	$5,986.8
The carrying amounts of the 2013 Term Loan Facility due September 2020, the 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes), the 7.875% Senior Notes due November 2026 and the Convertible Junior Subordinated Debentures due December 2066 (the Debentures) have been presented above net of the respective unamortized original issue discounts.
Other than as described in the following section, there were no significant changes to the Company's long-term debt subsequent to December 31, 2014. Information regarding the Company's long-term debt is outlined in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
2013 Credit Facility Amendment
On February 5, 2015, the Company entered into the Omnibus Amendment Agreement (the First Amendment) related to its 2013 Credit Facility. The 2013 Credit Facility provides for a $1.65 billion revolving credit facility (the 2013 Revolver) and a $1.20 billion term loan facility (the 2013 Term Loan Facility).
The Company's obligations under the 2013 Credit Facility are guaranteed by the Company and substantially all of its domestic subsidiaries and are secured by (1) a pledge of 65% of the stock of Peabody Investments (Gibraltar) Limited, a holding company for the Company's Australian operations, (2) a pledge of the stock of Peabody IC Funding Corp., whose assets are substantially comprised of intercompany debt owed to it by Peabody IC Holdings, LLC, a holding company whose sole asset is intercompany debt, which had a book value of $5.4 billion at September 30, 2015, owed to it by the top-level Gibraltar subsidiary of the Company’s Australian platform, an entity which previously owed such debt directly to Peabody IC Funding Corp., and (3) after the effectiveness of the First Amendment, substantially all of the Company’s U.S. assets and 65% of the equity interests of its first-tier foreign subsidiaries, subject to certain exceptions. Under the 2013 Credit Facility, the amount of such obligations that are secured by Principal Property and Capital Stock (each as is defined in the indentures for the Company's 6.00%, 6.25%, 6.50% and 7.875% Senior Notes (collectively, the Senior Notes)) is limited in order for the Company to utilize the general liens basket in the Company's Senior Notes indentures.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the pledge of certain collateral, among other things, the First Amendment:

•
amended the financial maintenance covenants to provide the Company with greater financial flexibility by lowering the minimum interest coverage ratio and increasing the maximum net secured first lien leverage ratio for the term of the 2013 Credit Facility;

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
The Company paid aggregate modification costs of $11.8 million related to the First Amendment during the nine months ended September 30, 2015, which will be amortized over the remaining terms of the 2013 Revolver and the 2013 Term Loan Facility.
Under the Credit Facility, the secured obligations include: term loans outstanding, revolver borrowings, letters of credit outstanding, and Swap Obligations and Cash Management Obligations, as defined in the Company's secured credit agreement dated September 24, 2013.
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
The Senior Secured Second Lien Notes are secured by a second-priority lien on all of the assets that secure the Company's obligations under the 2013 Credit Facility on a first-lien basis, subject to permitted liens and other limitations. The Company's Senior Secured Second Lien Notes indenture contains a limit, consistent with the 2013 Credit Facility, on the amount of debt that may be secured by Principal Property and Capital Stock. For purposes of calculating the Principal Property limit, 15% of Specified Consolidated Net Tangible Assets (as that term is used in the related indenture) was approximately $1.5 billion as of September 30, 2015. Additionally, as of September 30, 2015, the book value of Principal Property was approximately $3.0 billion, the book value of property that did not constitute Principal Property was approximately $2.4 billion and the book value of 65% of the capital stock in the Company's first-tier foreign subsidiaries and 65% of the capital stock in Peabody Investments (Gibraltar) Limited was approximately $2.9 billion.
The Company used the net proceeds from the sale of the notes, in part, to fund the tender offer to purchase its 7.375% Senior Notes due November 2016 (the 2016 Senior Notes) and to redeem the aggregate principal amount of the 2016 Senior Notes that was not tendered in the tender offer. Additionally, the remaining proceeds were intended for general corporate purposes, which may include the payment of federal coal lease expenditures.
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
The notes were issued at an issue price of 97.566% of principal amount, resulting in an original issue discount of $24.3 million that will be amortized through maturity. The Company also paid aggregate debt issuance costs of $16.9 million during the nine months ended September 30, 2015 related to the offering, which will also be amortized over the life of the Senior Secured Second Lien Notes.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 Senior Notes Tender Offer and Redemption
Concurrently with the offering of the Senior Secured Second Lien Notes, the Company commenced a tender offer to repurchase the $650.0 million aggregate principal amount then outstanding of the 2016 Senior Notes. Consequently, the Company repurchased $566.9 million aggregate principal amount of the 2016 Senior Notes that were validly tendered and not validly withdrawn during March 2015. The Company redeemed the remaining $83.1 million aggregate principal amount of the 2016 Senior Notes on April 15, 2015. In connection with those repurchases, the Company recognized an aggregate loss on early debt extinguishment of $67.8 million in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015 comprised of aggregate tender offer and make-whole premiums paid of $66.4 million and the non-cash write-off of associated unamortized debt issuance costs of $1.4 million.
(13) Pension and Postretirement Benefit Costs
Net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Service cost for benefits earned	$0.7	$0.6	$2.0	$1.6
Interest cost on projected benefit obligation	10.1	11.3	30.3	34.0
Expected return on plan assets	(12.0)	(13.6)	(36.1)	(40.7)
Amortization of prior service cost and net actuarial loss	10.0	7.9	30.4	23.6
Net periodic pension cost	$8.8	$6.2	$26.6	$18.5
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of September 30, 2015, the Company's qualified plans were expected to be at or above the Pension Protection Act thresholds and will therefore avoid benefit restrictions and at-risk penalties for 2015. During the three and nine months ended September 30, 2015, the Company contributed $2.3 million and $ 4.5 million respectively, to its qualified pension plans. During the three and nine months ended September 30, 2015, the Company contributed $0.3 million and $1.0 million respectively to its non-qualified pension plans. The Company expects to contribute approximately $5.8 million to its pension plans to meet minimum funding requirements for its qualified plans and benefit payments for its non-qualified plans in 2015.
Net periodic postretirement benefit cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Service cost for benefits earned	$2.8	$3.1	$8.4	$9.2
Interest cost on accumulated postretirement benefit obligation	8.4	9.1	25.3	27.3
Amortization of prior service cost and net actuarial loss	4.6	3.9	13.6	11.8
Net periodic postretirement benefit cost	$15.8	$16.1	$47.3	$48.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Accumulated Other Comprehensive Loss
The following table sets forth the after-tax components of accumulated other comprehensive (loss) income and changes thereto recorded during the nine months ended September 30, 2015:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Available-For-Sale Securities	Total Accumulated Other Comprehensive (Loss) Income
	(Dollars in millions)
December 31, 2014	$(111.5)	$(317.5)	$25.1	$(360.9)	$—	$(764.8)
Net change in fair value	—	—	—	(100.4)	0.2	(100.2)
Reclassification from other comprehensive income to earnings	—	30.3	(3.5)	183.9	—	210.7
Current period change	(41.5)	—	—	—	—	(41.5)
September 30, 2015	$(153.0)	$(287.2)	$21.6	$(277.4)	$0.2	$(695.8)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the three months ended September 30, 2015 and 2014:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive (loss) income components	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(6.3)	$(3.6)	Operating costs and expenses
Defined benefit pension plans	(8.2)	(6.2)	Operating costs and expenses
Defined benefit pension plans	(1.6)	(1.3)	Selling and administrative expenses
Insignificant items	2.0	1.0
	(14.1)	(10.1)	Total before income taxes
	1.6	3.7	Income tax benefit
	$(12.5)	$(6.4)	Total after income taxes

Prior service credit (cost) associated with postretirement plans:
Postretirement health care and life insurance benefits	$1.7	$(0.3)	Operating costs and expenses
Defined benefit pension plans	(0.2)	(0.4)	Operating costs and expenses
	1.5	(0.7)	Total before income taxes
	0.2	0.3	Income tax benefit
	$1.7	$(0.4)	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$(84.5)	$9.6	Operating costs and expenses
Fuel and explosives commodity swaps	(32.4)	(2.8)	Operating costs and expenses
Coal trading commodity futures, swaps and options	13.2	(11.4)	Other revenues
Insignificant items	(0.2)	(0.1)
	(103.9)	(4.7)	Total before income taxes
	35.0	1.3	Income tax benefit
	$(68.9)	$(3.4)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the nine months ended September 30, 2015 and 2014:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive (loss) income components	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(18.7)	$(10.8)	Operating costs and expenses
Defined benefit pension plans	(24.7)	(18.6)	Operating costs and expenses
Defined benefit pension plans	(5.0)	(4.0)	Selling and administrative expenses
Insignificant items	6.0	3.0
	(42.4)	(30.4)	Total before income taxes
	12.1	11.3	Income tax benefit
	$(30.3)	$(19.1)	Total after income taxes

Prior service credit (cost) associated with postretirement plans:
Postretirement health care and life insurance benefits	$5.1	$(1.0)	Operating costs and expenses
Defined benefit pension plans	(0.7)	(1.0)	Operating costs and expenses
	4.4	(2.0)	Total before income taxes
	(0.9)	0.7	Income tax (provision) benefit
	$3.5	$(1.3)	Total after income taxes

Cash flow hedges:
Foreign currency forward contracts	$(238.9)	$(2.9)	Operating costs and expenses
Fuel and explosives commodity swaps	(87.7)	(4.3)	Operating costs and expenses
Coal trading commodity futures, swaps and options	35.6	9.4	Other revenues
Insignificant items	(0.5)	(0.2)
	(291.5)	2.0	Total before income taxes
	107.6	(0.4)	Income tax benefit (provision)
	$(183.9)	$1.6	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

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
In 2015, the Company has eliminated corporate and regional staff positions in the U.S. and implemented workforce reductions of employee and contractor positions at multiple mines in Australia. Included in the Company's unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 were aggregate restructuring charges of $1.8 million and $23.0 million, respectively, primarily comprised of cash severance costs. Of that amount, $5.7 million remained accrued as of September 30, 2015, which is expected to be paid in the fourth quarter of 2015.
Coal Supply Agreement
During April 2014, the Company finalized pricing under a sales agreement for one of its Powder River Basin Mining segment customers. As a result of that agreement, the Company recognized additional contract revenue and sales-related expenses totaling $33.5 million and $6.4 million, respectively, during the nine months ended September 30, 2014.
Divestitures
As noted in Note 3. "Asset Impairment," the Company initiated a review of its asset portfolio during the second quarter of 2015. In connection with that review and related marketing and divestiture approval processes conducted during the period, certain assets were classified as held-for-sale. Subsequent to the related write-downs, these assets had an aggregate carrying value of approximately $125 million and were included in "Other current assets" in the Company's unaudited condensed consolidated balance sheet as of September 30, 2015. The results of operations and cash flows of such assets were not material to the consolidated financial statements for the periods presented in this report.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computation of diluted EPS also excluded aggregate share-based compensation awards of approximately 0.3 million and 0.2 million for the three months ended September 30, 2015 and 2014, respectively, and 0.3 million and 0.2 million for the nine months ended September 30, 2015 and 2014, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS. The number of shares and per share amounts for all periods presented below have been retroactively restated to reflect the Reverse Stock Split discussed in Note 1. "Basis of Presentation."

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions, except per share data)
EPS numerator:
Loss from continuing operations, net of income taxes	$(144.4)	$(154.0)	$(1,316.0)	$(270.3)
Less: Net income attributable to noncontrolling interests	2.8	1.6	7.9	8.1
Loss from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	(147.2)	(155.6)	(1,323.9)	(278.4)
Less: Earnings allocated to participating securities	—	0.3	—	0.8
Loss from continuing operations attributable to common stockholders, after allocation of earnings to participating securities	(147.2)	(155.9)	(1,323.9)	(279.2)
(Loss) income from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(157.5)	5.0	(202.7)	6.0
Net loss attributable to common stockholders, after earnings allocated to participating securities	$(304.7)	$(150.9)	$(1,526.6)	$(273.2)

EPS denominator:
Weighted average shares outstanding — basic and diluted	18.2	17.9	18.1	17.9

Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(8.08)	$(8.72)	$(73.05)	$(15.62)
(Loss) income from discontinued operations	(8.65)	0.28	(11.18)	0.33
Net loss attributable to common stockholders	$(16.73)	$(8.44)	$(84.23)	$(15.29)
(17) Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees
In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. As of November 9, 2015, management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk
As of September 30, 2015, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other (1)	Total	Letters of Credit in Support of Financial Instruments
	(Dollars in millions)
Self bonding	$1,470.0	$—	$—	$—	$1,470.0	$—
Surety bonds (2)	304.7	110.6	27.8	14.7	457.8	40.6
Bank guarantees	287.0	—	—	79.1	366.1	81.2
Other letters of credit	—	—	38.8	139.9	178.7	—
Total	$2,061.7	$110.6	$66.6	$233.7	$2,472.6	$121.8

(1)
Other includes the $79.7 million in letters of credit related to Dominion Terminal Associates and TXU Europe Limited described below and an additional $154.0 million in bank guarantees, letters of credit and surety bonds related to collateral for road maintenance, performance guarantees and other operations.

(2)
A total of $81.0 million of letters of credit issued as collateral to support surety bonds related to Patriot have been excluded from above as they no longer represent off-balance sheet obligations as discussed in Note 19. "Matters Related to the Patriot Bankruptcy".

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which, in the aggregate, provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of September 30, 2015, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by letters of credit totaling $42.7 million.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of September 30, 2015. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
As of September 30, 2015, the Company's wholly-owned captive insurance subsidiary was party to a letter of credit arrangement for $32.8 million in relation to certain of its workers' compensation and other insurance-related obligations whereby that subsidiary has pledged $46.9 million of its investments in debt securities as collateral.  This arrangement reduces the letters of credit drawn on the Company's 2013 Credit Facility and effectively lowers the fees associated with the related letters of credit.
Accounts Receivable Securitization
The Company has an accounts receivable securitization program (securitization program) with a maximum capacity of $275.0 million through its wholly-owned, bankruptcy-remote subsidiary (Seller). At September 30, 2015, the Company had $48.2 million remaining capacity available under the securitization program, net of outstanding letters of credit of $120.0 million and amounts drawn. Under the securitization program, the Company contributes trade receivables of most of the Company's U.S. subsidiaries on a revolving basis to the Seller, which then sells the receivables in their entirety to a consortium of unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee. The Company utilizes proceeds from the sale of its accounts receivable as an alternative to short-term borrowings under the 2013 Revolver portion of the Company’s 2013 Credit Facility, effectively managing its overall borrowing costs and providing an additional source of working capital. The securitization program will expire in April 2016.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the nine months ended September 30, 2015, the Company received total consideration of $2,815.1 million related to accounts receivable sold under the securitization program, including $1,860.8 million of cash up front from the sale of the receivables, an additional $529.4 million of cash upon the collection of the underlying receivables and $173.5 million that had not been collected at September 30, 2015 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was $25.0 million and $30.0 million at September 30, 2015 and December 31, 2014, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.5 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.
Other
Included in "Other noncurrent liabilities" in the Company's condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 is a liability of $44.7 million, related to reclamation, bonding and mine closure commitments provided on behalf of a third-party coal producer associated with a 2007 purchase of coal reserves and surface lands in the Illinois Basin.
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
The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries and substantially all of the Company’s U.S. subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments of all secured obligations herein.
(18) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2015, purchase commitments for capital expenditures were $28.6 million, all of which are obligated within the next 12 months.
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
Eagle Mining, LLC Arbitration.  On May 3, 2013, Eagle Mining, LLC (Eagle) filed an arbitration demand against a Company subsidiary under a contract mining agreement, asserting various claims for damages.   An arbitration hearing was held in January 2014 before a single arbitrator.  As a result of the damages awarded to Eagle in arbitration, the Company recorded a charge of $15.6 million in "Operating costs and expenses" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2014 to increase the associated liability accrual to $23.4 million. On April 18, 2014, the Company subsidiary filed a petition to partially vacate and modify the arbitration award in the United States District Court for the Southern District of West Virginia, Charleston Division. On July 29, 2015, the District Court issued a Memorandum Opinion and Order denying the petition to partially vacate and modify the arbitration award and granting Eagle’s motion to confirm the arbitration award.
In September 2015, Eagle and the Company's subsidiary settled all claims and agreed to dismiss with prejudice all pending litigation between the parties. In connection with this settlement, the Company recorded a gain totaling $10.8 million in the three and nine months ended September 30, 2015 to reduce the accrued liability to the amount paid. The matter has concluded.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 27, 2015, the Supreme Court of Queensland, Australia ruled that QBH and the Company subsidiary were bound to enter into a new CPSA upon substantially the same terms as the 2009 CPSA between them. Under the 2009 CPSA, QBH provided services to Peabody (Wilkie Creek) Pty Limited for operations at the Wilkie Creek Mine, which was closed in 2013. The term of the potential new CPSA would commence January 1, 2015 and expire on December 31, 2026 and, assuming substantially the same contractual terms, would require annual minimum payments of approximately $11.8 million Australian dollars. The Company subsidiary appealed this ruling, which was heard by the Court of Appeal on July 30, 2015. On October 23, 2015, the appellate court upheld this ruling and dismissed the appeal. The Company subsidiary was ordered to pay QBH’s costs of the appeal. QBH has not responded to this ruling. The Company is evaluating the ruling and its options.
While the ultimate impact of the litigation is subject to a wide range of uncertainty, the Company recognized a charge of $7.6 million to discontinued operations for the nine months ended September 30, 2015. That amount represents the low end of the range of loss that the Company considers probable. It is reasonably possible that additional exposure may exist up to and including the aggregate annual minimum payments under the potential new CPSA noted above.
Lori J. Lynn Class Action. On June 11, 2015, a former Peabody Investments Corp. (PIC) employee filed a putative class action lawsuit in the United States District Court, Eastern District of Missouri on behalf of three of the Company’s or its subsidiaries' 401(k) retirement plans and certain participants and beneficiaries of the plans. The lawsuit, which was brought against the Company, Peabody Holding Company, LLC (PHC), PIC and a number of the Company’s and PIC’s current and former executives and employees, alleges breach of fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) relating to the offering of the Peabody Energy Stock Fund as an investment option in the 401(k) retirement plans.
On September 8, 2015, the plaintiffs filed an amended complaint which, among other things, named a new plaintiff and named all of the current members and two former members of the board as defendants. The class period (December 2012 to present) remains unchanged. The defendants' response to the amended complaint is due November 6, 2015. The defendants dispute the allegations of the lawsuit and plan to vigorously defend their positions. Based on current information the Company believes these claims are likely to be finalized without a material adverse effect of its financial condition, results of operations or cash flows.
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
Environmental claims for remediation, past costs, future costs, and/or natural resource damages have been asserted against Gold Fields related to historical activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at five national priority list sites based on the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). CERCLA claims were asserted at 13 additional sites, bringing the total to 18, which have since been reduced to six by completion of work, settlement, transfer or regulatory inactivity. The number of CERCLA sites alone is not a relevant measure of liability because the nature and extent of environmental concerns and costs varies by site, as does the estimated share of responsibility relative to other PRPs for Gold Fields or the former affiliate.
Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $64.3 million as of September 30, 2015 and $69.4 million as of December 31, 2014, of which $14.4 million and $19.4 million was reflected as a current liability, respectively, in the condensed consolidated balance sheets as of those dates. These amounts represent those costs that the Company believes are probable and reasonably estimable.

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
Patriot-Related Matters. Refer to Note 19. "Matters Related to the Patriot Bankruptcy" for information surrounding the United Mine Workers of America (UMWA) 1974 Pension Plan litigation.
Other
In June 2007, the New York Office of the Attorney General (NYAG) served a letter and subpoena on the Company, seeking information and documents relating to the Company's disclosure to investors of risks associated with possible climate change and related legislation and regulations. The Company believes it has made full and proper disclosure of these potential risks. In late 2013, the NYAG submitted a letter to the Company requesting additional information and documents. On November 8, 2015, the NYAG and the Company entered into an agreement pursuant to which the Company agreed to make certain disclosures concerning the issues raised by the NYAG.
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
(19) Matters Related to the Patriot Bankruptcy
In 2012, Patriot and certain of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code. In 2013, the Company entered into a definitive settlement agreement with Patriot and the UMWA, on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all then disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code in the Eastern District of Virginia and subsequently initiated a process to sell some or all of its assets to qualified bidders. On October 9, 2015, Patriot's bankruptcy court entered an order confirming Patriot's plan of reorganization, which provides, among other things, for the sale of substantially all of Patriot's assets to two different buyers.
Credit Support
As part of the 2013 definitive settlement agreement with Patriot and the UMWA, the Company has provided $121.5 million of credit support to Patriot, with $81.0 million in the form of surety bonds issued for the benefit of Patriot beneficiaries; $22.4 million in the form of letters of credit issued for the benefit of Patriot beneficiaries; and $18.1 million in the form of corporate guarantees to Patriot beneficiaries. Those surety bonds, corporate guarantees and letters of credit are excluded in the financial instruments with off-balance sheet risk table presented in Note 17. " Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees". A total of $35.3 million of the credit support relates to certain of Patriot’s Coal Act obligations that a subsidiary of the Company agreed to fund at the time of the Patriot spin-off pursuant to the Coal Act Liabilities Assumption Agreement. During the three months ended September 30, 2015, $22.4 million of cash drawdowns were made by the beneficiaries of the letters of credit, leaving $99.1 million remaining as a liability on our condensed consolidated balance sheet as of September 30, 2015.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to Patriot’s May 2015 bankruptcy filing, the Company recorded a net charge of $34.7 million to increase its liability related to the credit support to the estimated fair value of the portion of the credit support exposed to nonperformance by Patriot. That net charge included a $16.6 million correction of an error reflected in the nine months ended September 30, 2015 to derecognize a liability that had been previously recorded to the Company’s historical financial statements in 2014 and 2013. The Company reflected the correction as an out-of-period adjustment because it considers the impact of the error to be immaterial quantitatively and qualitatively to the total mix of information available in the Company’s 2015 and historical financial statements.
Black Lung Occupational Disease Liabilities
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
By statute, the Company remains secondarily liable for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The Company does believe that it is probable that it will be required to fund a portion of these obligations in the future and recorded a charge to "(Loss) income from discontinued operations, net of income taxes" of $126.0 million, net of $15.0 million previously accrued credit support related to Patriot's federal black lung obligations, during the three and nine months ended September 30, 2015. The liability recorded for black lung occupational disease liability is based on information provided by Patriot which the Company continues to evaluate.  As a result of the complexity of this estimate and the limited amount of time the Company has had to evaluate the underlying data, this estimate may change in future periods. The amount of the Company's recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed, which the Company believes reflects the low end of the range of potential loss. The Company cannot reliably estimate the potential liabilities for Patriot's workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern, including a potential buyer of Patriot's former operations. The Company estimates that the annual cash cost to fund these potential Black Lung liabilities will range between $10 million and $15 million.
Combined Benefit Fund (Combined Fund)
The Combined Fund was created by the Coal Act in 1992 as a multi-employer plan to provide health care benefits to a closed group of retirees who last worked prior to 1976, as well as orphaned beneficiaries of bankrupt companies who were receiving benefits as orphans prior to the passage of the Coal Act. No new retirees will be added to this group, which includes retirees formerly employed by certain Patriot subsidiaries and their predecessors. Former employers are required to contribute to the Combined Fund according to a formula.
Under the terms of the Patriot spin-off, Patriot was primarily liable for the obligations of its subsidiaries to the Combined Fund, which obligations were actuarially estimated to be approximately $40 million at that time. To the extent that Patriot ceases to meet its obligations, we may be held responsible for these costs. The Company believes it is probable that it will be required to fund these obligations in the future and recorded a "(Loss) income from discontinued operations, net of income taxes" charge of $29.1 million during the three and nine months ended September 30, 2015 utilizing the best available actuarial information received prior to the issuance of these financial statements. The Company estimates that the annual cash cost to fund these potential Combined Fund liabilities will range between $2 million and $3 million in the near-term, with those premiums expected to decline over time because the fund is closed to new participants.
VEBA Payments
In connection with the 2013 definitive settlement agreement, the Company was required to provide total payments of $310.0 million, payable over four years through 2017, to partially fund the newly established voluntary employee beneficiary association (VEBA) and settle all Patriot and UMWA claims involving the Patriot bankruptcy. Those payments included an initial payment of $90.0 million made in January 2014, comprised of $70.0 million paid to Patriot and $20.0 million paid to the VEBA, and a payment of $75.0 million made in January 2015 to the VEBA. The settlement agreement also contemplates subsequent payments to be made to the VEBA of $75.0 million in 2016 and $70.0 million in 2017.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of Patriot’s failure to reimburse the Company for the draws on the credit support that the Company provided under the 2013 Settlement Agreement, Patriot has materially breached the 2013 Settlement Agreement. The Company and the UMWA disagree about the impact Patriot's breaches have on the Company's future obligations under the 2013 Settlement Agreement, including the payment of the two remaining VEBA payments. Accordingly, on August 28, 2015, the Company sought to-reopen Patriot’s first bankruptcy cases that were pending in the United States Bankruptcy Court for the Eastern District of Missouri (the “Missouri Bankruptcy Court”) for the limited purpose of having the Missouri Bankruptcy Court decide this issue. On October 9, 2015, the Missouri Bankruptcy Court granted the Company’s motion and ordered the Company to file its declaratory judgment action within 30 days. On October 9, 2015, the Company filed in the Missouri Bankruptcy Court a declaratory judgment action against the UMWA seeking a declaration that the Company’s obligations to make the final two VEBA payments are excused as a result of Patriot’s breaches of the agreement (the “Missouri Declaratory Judgment Action”). Patriot's appeal of the Missouri Bankruptcy Court's order was dismissed on October 26, 2015.
On October 16, the UMWA filed a motion to withdraw the reference with respect to the Missouri Declaratory Judgment Action to the United States District Court for the Eastern District of Missouri, with the stated intent of thereafter seeking a transfer of the case ultimately to the United States Bankruptcy Court for the Eastern District of Virginia (the “Virginia Bankruptcy Court”) where Patriot’s second bankruptcy cases are pending. On October 23, 2015, the Company filed an objection to this motion.
On October 19, 2015, Patriot and the UMWA filed a declaratory judgment action in the Virginia Bankruptcy Court (the "Virginia Declaratory Judgment Action") against the Company and one of its subsidiaries seeking, among other things, a declaration that the Company must make the remaining two VEBA payments notwithstanding Patriot’s breach of the 2013 Settlement Agreement. On November 3, 2015, Patriot and the UMWA filed a motion for a preliminary and permanent injunction to prevent the Company from proceeding with the Missouri Declaratory Judgment Action (the "Injunction Motion"). On November 4, 2015, the Company filed a motion to dismiss the Virginia Declaratory Judgment Action for lack of subject matter jurisdiction or, in the alternative, to transfer it to the Missouri Bankruptcy Court; the Company intends to vigorously oppose the Injunction Motion.
Retiree Health Care Obligations for Certain Salaried Patriot Personnel
In connection with the 2007 spin-off of Patriot from the Company, the Company and one of its subsidiaries entered into a Salaried Employee Liabilities Assumption Agreement (“SELAA”) pursuant to which its subsidiary agreed fund the healthcare benefits that Patriot was obligated to provide for a group of Patriot’s salaried retirees. On October 9, 2015, Patriot’s bankruptcy court entered an order approving a stipulation and settlement among the Company and its subsidiary, Patriot and its affiliates and the Official Committee of Retirees in Patriot’s chapter 11 cases (on behalf of itself and the retirees that it represents), pursuant to which, among other things, (i) the SELAA is terminated as of October 31, 2015; (ii) the Company and its subsidiary have agreed to pay a total of $16.1 million in five annual installments to a VEBA to be established by the Official Committee of Retirees; (iii) the Company agreed to pay $100,000 to the VEBA for its start-up and administrative costs; and (iv) the parties exchanged mutual releases. At September 30, 2015, the Company had $33.6 million accrued in relation to these obligations.
UMWA 1974 Pension Plan (Plan) Litigation
On July 16, 2015, a lawsuit was filed by the Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against the Company, PHC, a subsidiary of the Company, and Arch Coal, Inc. (Arch). The plaintiffs are seeking, pursuant to ERISA and the Multiemployer Pension Plan Amendments Act of 1980 (MPPAA), a declaratory judgment that the defendants are obligated to arbitrate any opposition to the Trustees’ determination that the defendants have statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. The plaintiffs' July lawsuit claimed that the defendants' withdrawal liability will result in at least $767 million owed to the Plan. On October 29, 2015, the plaintiffs filed an amended complaint, alleging that the plaintiffs had determined that Peabody has $644.2 million and Arch has $299.8 million in withdrawal liabilities to the 1974 Pension Plan.

Also on October 29, 2015, the Trustees issued a withdrawal liability assessment against the Company in the amount of $644.2 million (“October 29 Assessment”). The Trustees claim that a principal purpose of the Company’s 2007 spin-off of Patriot was to “evade or avoid” withdrawal liability to the Plan, and they assert that the Company is therefore liable for Patriot's withdrawal from the Plan due to Patriot terminating certain collective bargaining agreements with the UMWA eight years later, during its current bankruptcy proceeding. The October 29 Assessment does not contain the payment schedule required by ERISA. Instead, the Trustees assert that the Company was in default on the $644.2 million liability assessment as of the moment it was assessed. The Company and PHC dispute this withdrawal liability claim -- including the notion that the Company could be in default on the withdrawal liability assessment prior to being given an opportunity to make any payments on the assessment -- and are vigorously defending their positions.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ERISA provides a process to adjudicate withdrawal liability disputes, which consists of administrative review by the Plan followed by arbitration, after which either side can appeal to the appropriate United States district court. The Company anticipates it will not have to make payments on the October 29 Assessment until an arbitrator issues a final decision in favor of the Trustees on the "evade or avoid" theory of liability. The Company also anticipates that during arbitration it will receive a decision on the legality of the Fund's determination that the Company was in default. The Company anticipates that as a consequence of such decision, the Fund will be required to issue it a payment schedule setting forth the annual payments required to pay the alleged withdrawal liability over time. If a payment schedule is issued, yet the underlying evade or avoid claim is not finally arbitrated to decision at least 15 months following the October 29 Assessment, the Company anticipates it would then have to post a bond or place into escrow an amount equal to one year's payment (up to $22.5 million) toward the liability. The bond would remain in place until an arbitration decision is reached on the underlying withdrawal liability issue. If it is decided in the Company's favor, the Company will not owe any amounts to the Plan.
(20) Segment Information
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's Corporate and Other segment includes selling and administrative expenses, corporate hedging activities, mining and export/transportation joint ventures, restructuring charges and activities associated with the optimization of our coal reserve and real estate holdings, minimum charges on certain transportation-related contracts, the closure of inactive mining sites and certain energy-related commercial matters.
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
Reportable segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Revenues:
Powder River Basin Mining	$475.0	$472.1	$1,393.9	$1,438.1
Midwestern U.S. Mining	249.4	312.9	768.2	920.5
Western U.S. Mining	177.3	239.0	526.9	681.6
Australian Metallurgical Mining	280.4	398.7	924.6	1,189.1
Australian Thermal Mining	205.3	277.6	615.2	806.4
Trading and Brokerage	24.5	15.0	42.7	46.3
Corporate and Other	7.0	7.6	24.6	25.7
Total	$1,418.9	$1,722.9	$4,296.1	$5,107.7

Adjusted EBITDA:
Powder River Basin Mining	$120.0	$114.5	$354.7	$382.3
Midwestern U.S. Mining	72.3	87.0	218.6	236.4
Western U.S. Mining	45.7	80.8	147.7	209.8
Australian Metallurgical Mining	(15.4)	(50.9)	(2.2)	(168.8)
Australian Thermal Mining	49.4	60.3	153.9	204.5
Trading and Brokerage	29.4	3.3	30.4	7.7
Corporate and Other	(172.4)	(78.7)	(521.5)	(265.6)
Total	$129.0	$216.3	$381.6	$606.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of Adjusted EBITDA to consolidated loss from continuing operations, net of income taxes follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Total Adjusted EBITDA	$129.0	$216.3	$381.6	$606.3
Depreciation, depletion and amortization	(136.0)	(163.6)	(430.6)	(483.9)
Asset impairment	—	—	(900.8)	—
Asset retirement obligation expenses	(12.3)	(15.0)	(40.4)	(46.5)
Change in deferred tax asset valuation allowance related to equity affiliates	(0.4)	—	0.4	—
Amortization of basis difference related to equity affiliates	(0.7)	(1.5)	(4.2)	(4.0)
Interest expense	(118.5)	(114.5)	(344.0)	(321.4)
Loss on early debt extinguishment	—	—	(67.8)	(1.6)
Interest income	1.4	3.7	6.6	11.7
Income tax (provision) benefit	(6.9)	(79.4)	83.2	(30.9)
Loss from continuing operations, net of income taxes	$(144.4)	$(154.0)	$(1,316.0)	$(270.3)
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

	September 30, 2015	December 31, 2014
	(Dollars in millions)
Total Assets
U.S. Mining	$4,085.4	$4,099.1
Australian Mining	5,576.0	6,623.9
Trading and Brokerage	271.5	300.7
Corporate and Other	1,730.5	2,167.4
Consolidated	$11,663.4	$13,191.1
(21)     Supplemental Guarantor/Non-Guarantor Financial Information
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$877.2	$555.9	$(14.2)	$1,418.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	116.8	667.0	484.4	(14.2)	1,254.0
Depreciation, depletion and amortization	—	69.6	66.4	—	136.0
Asset retirement obligation expenses	—	5.2	7.1	—	12.3
Selling and administrative expenses	6.5	28.6	2.7	—	37.8
Restructuring charges	—	0.8	1.0	—	1.8
Other operating (income) loss:
Net loss (gain) on disposal of assets	0.1	(6.6)	(1.4)	—	(7.9)
(Income) loss from equity affiliates and investment in subsidiaries	(100.7)	1.8	3.5	100.7	5.3
Interest expense	120.4	1.6	2.3	(5.8)	118.5
Interest income	(0.1)	(2.8)	(4.3)	5.8	(1.4)
(Loss) income from continuing operations before income taxes	(143.0)	112.0	(5.8)	(100.7)	(137.5)
Income tax provision (benefit)	4.6	(114.9)	117.2	—	6.9
(Loss) income from continuing operations, net of income taxes	(147.6)	226.9	(123.0)	(100.7)	(144.4)
Loss from discontinued operations, net of income taxes	(157.1)	(0.3)	(0.1)	—	(157.5)
Net (loss) income	(304.7)	226.6	(123.1)	(100.7)	(301.9)
Less: Net income attributable to noncontrolling interests	—	—	2.8	—	2.8
Net (loss) income attributable to common stockholders	$(304.7)	$226.6	$(125.9)	$(100.7)	$(304.7)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(304.7)	$226.6	$(123.1)	$(100.7)	$(301.9)
Other comprehensive (loss) income, net of income taxes	(51.0)	12.0	(26.8)	14.8	(51.0)
Comprehensive (loss) income	(355.7)	238.6	(149.9)	(85.9)	(352.9)
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.8	—	2.8
Comprehensive (loss) income attributable to common stockholders	$(355.7)	$238.6	$(152.7)	$(85.9)	$(355.7)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,008.1	$731.1	$(16.3)	$1,722.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	(6.7)	758.2	718.1	(16.3)	1,453.3
Depreciation, depletion and amortization	—	77.0	86.6	—	163.6
Asset retirement obligation expenses	—	6.5	8.5	—	15.0
Selling and administrative expenses	12.0	36.4	4.5	—	52.9
Other operating (income) loss:
Net gain on disposal of assets	—	(4.4)	(9.5)	—	(13.9)
Loss from equity affiliates and investment in subsidiaries	80.9	3.6	12.2	(80.9)	15.8
Interest expense	106.0	1.7	12.3	(5.5)	114.5
Interest income	—	(2.8)	(6.4)	5.5	(3.7)
(Loss) income from continuing operations before income taxes	(192.2)	131.9	(95.2)	80.9	(74.6)
Income tax (benefit) provision	(41.1)	57.0	63.5	—	79.4
(Loss) income from continuing operations, net of income taxes	(151.1)	74.9	(158.7)	80.9	(154.0)
Income (loss) from discontinued operations, net of income taxes	0.5	(0.1)	4.6	—	5.0
Net (loss) income	(150.6)	74.8	(154.1)	80.9	(149.0)
Less: Net income attributable to noncontrolling interests	—	—	1.6	—	1.6
Net (loss) income attributable to common stockholders	$(150.6)	$74.8	$(155.7)	$80.9	$(150.6)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(150.6)	$74.8	$(154.1)	$80.9	$(149.0)
Other comprehensive (loss) income, net of income taxes	(207.6)	2.7	(6.7)	4.0	(207.6)
Comprehensive (loss) income	(358.2)	77.5	(160.8)	84.9	(356.6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.6	—	1.6
Comprehensive (loss) income attributable to common stockholders	$(358.2)	$77.5	$(162.4)	$84.9	$(358.2)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,627.1	$1,708.7	$(39.7)	$4,296.1
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	326.9	1,978.5	1,508.7	(39.7)	3,774.4
Depreciation, depletion and amortization	—	213.1	217.5	—	430.6
Asset retirement obligation expenses	—	17.2	23.2	—	40.4
Selling and administrative expenses	24.3	95.3	9.2	—	128.8
Restructuring charges	(3.9)	11.0	15.9	—	23.0
Other operating (income) loss:
Net gain on disposal of assets	(2.3)	(16.5)	(1.4)	—	(20.2)
Asset impairment	—	182.2	718.6	—	900.8
Loss from equity affiliates and investment in subsidiaries	594.9	4.7	7.6	(594.9)	12.3
Interest expense	348.3	5.0	7.9	(17.2)	344.0
Loss on early debt extinguishment	67.8	—	—	—	67.8
Interest income	(0.5)	(8.6)	(14.7)	17.2	(6.6)
(Loss) income from continuing operations before income taxes	(1,355.5)	145.2	(783.8)	594.9	(1,399.2)
Income tax (benefit) provision	(20.6)	(177.2)	114.6	—	(83.2)
(Loss) income from continuing operations, net of income taxes	(1,334.9)	322.4	(898.4)	594.9	(1,316.0)
Loss from discontinued operations, net of income taxes	(191.7)	(2.2)	(8.8)	—	(202.7)
Net (loss) income	(1,526.6)	320.2	(907.2)	594.9	(1,518.7)
Less: Net income attributable to noncontrolling interests	—	—	7.9	—	7.9
Net (loss) income attributable to common stockholders	$(1,526.6)	$320.2	$(915.1)	$594.9	$(1,526.6)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(1,526.6)	$320.2	$(907.2)	$594.9	$(1,518.7)
Other comprehensive income (loss), net of income taxes	69.0	30.3	(66.9)	36.6	69.0
Comprehensive (loss) income	(1,457.6)	350.5	(974.1)	631.5	(1,449.7)
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.9	—	7.9
Comprehensive (loss) income attributable to common stockholders	$(1,457.6)	$350.5	$(982.0)	$631.5	$(1,457.6)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,989.5	$2,177.3	$(59.1)	$5,107.7
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	7.2	2,226.2	2,141.4	(59.1)	4,315.7
Depreciation, depletion and amortization	—	230.4	253.5	—	483.9
Asset retirement obligation expenses	—	22.1	24.4	—	46.5
Selling and administrative expenses	36.6	120.5	14.5	—	171.6
Other operating (income) loss:
Net gain on disposal of assets	—	(16.3)	(9.6)	—	(25.9)
Loss from equity affiliates and investment in subsidiaries	45.7	6.3	37.7	(45.7)	44.0
Interest expense	317.3	5.0	15.4	(16.3)	321.4
Loss on early debt extinguishment	1.6	—	—	—	1.6
Interest income	(0.2)	(7.3)	(20.5)	16.3	(11.7)
(Loss) income from continuing operations before income taxes	(408.2)	402.6	(279.5)	45.7	(239.4)
Income tax (benefit) provision	(134.1)	122.8	42.2	—	30.9
(Loss) income from continuing operations, net of income taxes	(274.1)	279.8	(321.7)	45.7	(270.3)
Income (loss) from discontinued operations, net of income taxes	1.7	(1.3)	5.6	—	6.0
Net (loss) income	(272.4)	278.5	(316.1)	45.7	(264.3)
Less: Net income attributable to noncontrolling interests	—	—	8.1	—	8.1
Net (loss) income attributable to common stockholders	$(272.4)	$278.5	$(324.2)	$45.7	$(272.4)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(272.4)	$278.5	$(316.1)	$45.7	$(264.3)
Other comprehensive (loss) income, net of income taxes	(7.2)	5.1	(22.6)	17.5	(7.2)
Comprehensive (loss) income	(279.6)	283.6	(338.7)	63.2	(271.5)
Less: Comprehensive income attributable to noncontrolling interests	—	—	8.1	—	8.1
Comprehensive (loss) income attributable to common stockholders	$(279.6)	$283.6	$(346.8)	$63.2	$(279.6)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$144.2	$0.3	$189.8	$—	$334.3
Accounts receivable, net	0.3	11.3	358.4	—	370.0
Receivables from affiliates, net	418.1	—	—	(418.1)	—
Inventories	—	164.9	183.2	—	348.1
Assets from coal trading activities, net	—	24.9	17.4	—	42.3
Deferred income taxes	36.7	36.4	3.4	—	76.5
Other current assets	—	100.8	281.6	—	382.4
Total current assets	599.3	338.6	1,033.8	(418.1)	1,553.6
Property, plant, equipment and mine development, net	—	4,710.5	4,764.9	—	9,475.4
Deferred income taxes	—	63.0	—	(62.0)	1.0
Investments and other assets	9,055.7	3.9	358.0	(8,784.2)	633.4
Notes receivable from affiliates, net	—	1,615.7	—	(1,615.7)	—
Total assets	$9,655.0	$6,731.7	$6,156.7	$(10,880.0)	$11,663.4
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$12.0	$0.1	$7.4	$—	$19.5
Payables to affiliates, net	—	356.6	61.5	(418.1)	—
Liabilities from coal trading activities, net	—	5.9	22.2	—	28.1
Accounts payable and accrued expenses	522.6	560.6	385.4	—	1,468.6
Total current liabilities	534.6	923.2	476.5	(418.1)	1,516.2
Long-term debt, less current portion	6,273.6	6.3	2.5	—	6,282.4
Deferred income taxes	155.8	—	7.3	(62.0)	101.1
Notes payable to affiliates, net	1,032.5	—	583.2	(1,615.7)	—
Other noncurrent liabilities	353.1	1,705.8	394.4	—	2,453.3
Total liabilities	8,349.6	2,635.3	1,463.9	(2,095.8)	10,353.0
Peabody Energy Corporation stockholders’ equity	1,305.4	4,096.4	4,687.8	(8,784.2)	1,305.4
Noncontrolling interests	—	—	5.0	—	5.0
Total stockholders’ equity	1,305.4	4,096.4	4,692.8	(8,784.2)	1,310.4
Total liabilities and stockholders’ equity	$9,655.0	$6,731.7	$6,156.7	$(10,880.0)	$11,663.4

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(649.0)	$499.8	$87.2	$(62.0)
Net cash used in discontinued operations	(23.2)	(2.8)	(2.6)	(28.6)
Net cash (used in) provided by operating activities	(672.2)	497.0	84.6	(90.6)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(55.0)	(21.9)	(76.9)
Changes in accrued expenses related to capital expenditures	—	(3.4)	(11.1)	(14.5)
Federal coal lease expenditures	—	(89.8)	—	(89.8)
Proceeds from disposal of assets, net of notes receivable	—	7.6	32.0	39.6
Purchases of debt and equity securities	—	—	(22.6)	(22.6)
Proceeds from sales and maturities of debt and equity securities	—	—	33.6	33.6
Contributions to joint ventures	—	—	(349.8)	(349.8)
Distributions from joint ventures	—	—	339.8	339.8
Advances to related parties	—	—	(3.6)	(3.6)
Other, net	—	(2.4)	0.3	(2.1)
Net cash used in investing activities	—	(143.0)	(3.3)	(146.3)
Cash Flows From Financing Activities
Proceeds from long-term debt	975.7	—	—	975.7
Repayments of long-term debt	(659.0)	(0.1)	(6.9)	(666.0)
Payment of deferred financing costs	(28.7)	—	—	(28.7)
Dividends paid	(1.4)	—	—	(1.4)
Other, net	1.4	(1.6)	(6.2)	(6.4)
Transactions with affiliates, net	339.7	(353.2)	13.5	—
Net cash provided by (used in) financing activities	627.7	(354.9)	0.4	273.2
Net change in cash and cash equivalents	(44.5)	(0.9)	81.7	36.3
Cash and cash equivalents at beginning of period	188.7	1.2	108.1	298.0
Cash and cash equivalents at end of period	$144.2	$0.3	$189.8	$334.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(286.9)	$634.2	$(1.5)	$345.8
Net cash used in discontinued operations	(72.1)	(3.6)	(20.0)	(95.7)
Net cash (used in) provided by operating activities	(359.0)	630.6	(21.5)	250.1
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(57.8)	(49.7)	(107.5)
Changes in accrued expenses related to capital expenditures	—	0.9	(23.7)	(22.8)
Federal coal lease expenditures	—	(89.4)	—	(89.4)
Proceeds from disposal of assets, net of notes receivable	—	54.7	97.8	152.5
Purchases of debt and equity securities	—	—	(6.0)	(6.0)
Proceeds from sales and maturities of debt and equity securities	—	—	7.7	7.7
Contributions to joint ventures	—	—	(410.4)	(410.4)
Distributions from joint ventures	—	—	408.5	408.5
Advances to related parties	—	—	(19.7)	(19.7)
Other, net	—	(3.6)	1.1	(2.5)
Net cash (used in) provided by investing activities	—	(95.2)	5.6	(89.6)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	—	1.1	1.1
Repayments of long-term debt	(9.0)	(0.1)	(6.5)	(15.6)
Payment of deferred financing costs	(10.1)	—	—	(10.1)
Dividends paid	(69.2)	—	—	(69.2)
Restricted cash for distributions to noncontrolling interests	—	—	(42.5)	(42.5)
Other, net	3.2	(1.6)	(3.3)	(1.7)
Transactions with affiliates, net	460.8	(533.8)	73.0	—
Net cash provided by (used in) financing activities	375.7	(535.5)	21.8	(138.0)
Net change in cash and cash equivalents	16.7	(0.1)	5.9	22.5
Cash and cash equivalents at beginning of period	300.7	0.3	143.0	444.0
Cash and cash equivalents at end of period	$317.4	$0.2	$148.9	$466.5

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

Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. Among the factors that could cause actual results to differ materially are:

•	supply and demand for our coal products;

•	price volatility and customer procurement practices, particularly in international seaborne products and in our trading and brokerage businesses;

•	impact of alternative energy sources, including, but not limited to, natural gas and renewables;

•	global steel demand and the downstream impact on metallurgical coal prices;

•	impact of weather and natural disasters on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and our ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of take-or-pay arrangements for rail and port commitments for the delivery of coal;

•	successful implementation of business strategies, including, without limitation, the actions we are implementing to improve our organization and respond to current market conditions;

•	negotiation of labor contracts, employee relations and workforce availability;

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	adequate liquidity to operate the business;

•	the cost, availability and access to capital and financial markets;

•
ability to appropriately secure our obligations for reclamation, federal and state workers' compensation, federal coal leases and other obligations related to our operations, including our ability to remain eligible for self-bonding and/or successfully access the commercial surety market;

•	impacts of the degree to which we are leveraged and our ability to comply with financial and other restrictive covenants in our credit agreements;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•
legislation, regulations and court decisions or other government actions, including, but not limited to, new environmental and mine safety requirements, changes in income tax regulations, sales-related royalties or other regulatory taxes and changes in derivatives laws and regulations;

•	litigation, including, but not limited to, claims not yet asserted;

•
any additional liabilities or obligations that we may have as a result of the bankruptcy of Patriot Coal Corporation (Patriot), including, without limitation, as a result of litigation filed by third parties in relation to that bankruptcy;

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

Overview
We are the world’s largest private sector coal company. As of September 30, 2015, we owned interests in 26 active coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 25 of those mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
In 2014, we produced and sold 227.2 million and 249.8 million tons of coal, respectively, from continuing operations. During that period, 75% of our total sales (by volume) were to U.S. electricity generators, 23% were to customers outside the U.S. and 2% were to the U.S. industrial sector, with approximately 83% of our worldwide sales (by volume) delivered under long-term contracts.
We conduct business through six operating segments: Australian Metallurgical Mining, Australian Thermal Mining, Midwestern U.S. Mining, Powder River Basin Mining, Western U.S. Mining and Trading and Brokerage. Refer to Note 20. "Segment Information" to the accompanying unaudited condensed consolidated financial statements for further information surrounding those segments and the components of our Corporate and Other segment.
Results of Operations
Reverse Stock Split
Pursuant to the authorization provided at a special meeting of our stockholders held on September 16, 2015, we completed a 1-for-15 reverse stock split of the shares of our common stock on September 30, 2015 (the Reverse Stock Split). As a result of the Reverse Stock Split, every 15 shares of issued and outstanding common stock were combined into one issued and outstanding share of Common Stock, without any change in the par value per share. Our common stock began trading on a reverse stock split-adjusted basis on the New York Stock Exchange on October 1, 2015. All share and per share data included in this report has been retroactively restated to reflect the Reverse Stock Split.
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
A reconciliation of Adjusted EBITDA to its most comparable measure under U.S. GAAP is included in Note 20. "Segment Information" of the accompanying unaudited condensed consolidated financial statements. Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS are reconciled to their most comparable measures under U.S. GAAP in the sections that follow.

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014
Summary
Demand for seaborne metallurgical coal for the nine months ended September 30, 2015 was adversely impacted by a 2.4% decrease in worldwide steel production compared to the same period in the prior year, according to data recently published by the World Steel Association (WSA). Policy measures in China aimed toward supporting the domestic coal industry also limited imports into China during the period. Such measures, along with a lack of growth in global electricity generation from coal have also hampered demand for seaborne thermal coal thus far in 2015.
These adverse demand factors and the impact of excess supply have continued to weigh on international coal prices. Benchmark pricing for seaborne premium high quality hard coking coal (HQHCC), premium low volatile pulverized coal injections products (LV PCI) and thermal coal originating from Newcastle, Australia (NEWC) for the first, second, and third quarters of 2015 and 2014 were as follows (on a per tonne basis):

Contract Commencement Month:	HQHCC		Price Decrease	LV PCI		Price Decrease	NEWC		Price Decrease
	2015	2014	%	2015	2014	%	2015	2014	%
January	$117	$143	(18)%	$99	$116	(15)%	$70	$87	(20)%
April	$110	$120	(8)%	$93	$100	(7)%	$68	$82	(17)%
July	$93	$120	(23)%	$73	$100	(27)%	$68	$76	(11)%
In the U.S., electricity generation from coal decreased 6% and 12% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, according to the U.S. Energy Information Administration (EIA). U.S. electricity generation from coal was unfavorably affected during that period by coal-to-gas switching due to relatively lower natural gas prices and, for the nine-month period, lower heating-degree days due to mild winter weather. Production in the U.S. Powder River Basin was also impacted by higher-than-average rainfall in the second quarter of 2015, which further contributed, along with the above factors, to a decrease in sales volumes in our total U.S. mining platform of 5% and 6% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year.
Our revenues decreased during the three and nine months ended September 30, 2015 compared to the same periods in 2014 ($304.0 million and $811.6 million, respectively) primarily due to lower realized pricing and lower sales volumes driven by the demand and production factors mentioned above.
To mitigate the impact of lower coal pricing, we have continued to drive operational efficiencies, optimize production across our mining platform and control expenses at all operational and administrative levels of the organization, which has led to year-over-year decreases in our operating costs and expenses (three months, $199.3 million; nine months $541.3 million) and selling and administrative expenses (three months, $15.1 million; nine months $42.8 million) in each current year period. Also included in operating results for the three and nine months ended September 30, 2015 are aggregate restructuring charges of $1.8 million and $23.0 million, respectively, recognized in connection with certain actions initiated to reduce headcount and costs at several operating sites in Australia and to amend our administrative organizational structure, which actions are expected to improve our cost position moving forward.
Overall, Adjusted EBITDA of $129.0 million and $381.6 million for the three and nine months ended September 30, 2015, respectively, reflected year-over-year decreases of $87.3 million and $224.7 million, respectively. Net results attributable to common stockholders decreased for the three and nine months ended September 30, 2015 compared to the same periods in the prior year by $154.1 million and $1,254.2 million, respectively. In addition to lower Adjusted EBITDA, those results also reflected unfavorable results from discontinued operations and, for the year-to-date period, an adverse impact from asset impairment charges and debt extinguishment expenses related to the early refinancing of our 7.375% Senior Notes due 2016 (the 2016 Senior Notes). Those factors were partially offset by a favorable income tax variance and lower depreciation, depletion and amortization.
As mentioned above, we recognized material impairments during the nine months ended September 30, 2015 ($900.8 million). Additional information surrounding those charges may be found in Note 3. "Asset Impairment" to the unaudited condensed consolidated financial statements as of September 30, 2015.
As of September 30, 2015, our available liquidity was approximately $1.8 billion, a decrease from December 31, 2014. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for a further discussion of factors affecting our available liquidity.

Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Decrease		Nine Months Ended		Decrease
	September 30,		to Volumes		September 30,		to Volumes
	2015	2014	Tons	%	2015	2014	Tons	%
	(Tons in millions)				(Tons in millions)
Australian Metallurgical Mining	4.0	4.5	(0.5)	(11)%	11.7	12.4	(0.7)	(6)%
Australian Thermal Mining	5.3	5.5	(0.2)	(4)%	15.0	15.5	(0.5)	(3)%
Powder River Basin Mining	35.5	35.5	—	—%	103.1	105.3	(2.2)	(2)%
Western U.S. Mining	4.7	6.2	(1.5)	(24)%	13.7	18.0	(4.3)	(24)%
Midwestern U.S. Mining	5.5	6.5	(1.0)	(15)%	16.6	18.9	(2.3)	(12)%
Total tons sold from mining segments	55.0	58.2	(3.2)	(5)%	160.1	170.1	(10.0)	(6)%
Trading and Brokerage	3.4	4.3	(0.9)	(21)%	10.8	15.4	(4.6)	(30)%
Total tons sold	58.4	62.5	(4.1)	(7)%	170.9	185.5	(14.6)	(8)%
Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Decrease
	September 30,		to Revenues		September 30,		to Revenues
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$280.4	$398.7	$(118.3)	(30)%	$924.6	$1,189.1	$(264.5)	(22)%
Australian Thermal Mining	205.3	277.6	(72.3)	(26)%	615.2	806.4	(191.2)	(24)%
Powder River Basin Mining	475.0	472.1	2.9	1%	1,393.9	1,438.1	(44.2)	(3)%
Western U.S. Mining	177.3	239.0	(61.7)	(26)%	526.9	681.6	(154.7)	(23)%
Midwestern U.S. Mining	249.4	312.9	(63.5)	(20)%	768.2	920.5	(152.3)	(17)%
Trading and Brokerage	24.5	15.0	9.5	63%	42.7	46.3	(3.6)	(8)%
Corporate and Other	7.0	7.6	(0.6)	(8)%	24.6	25.7	(1.1)	(4)%
Total revenues	$1,418.9	$1,722.9	$(304.0)	(18)%	$4,296.1	$5,107.7	$(811.6)	(16)%
Australian Metallurgical Mining. Revenues from our Australian Metallurgical Mining segment decreased during the three and nine months ended September 30, 2015 compared to the same periods in the prior year due to lower realized coal prices (three months, $77.6 million; nine months, $188.9 million) and an unfavorable volume and mix variance (three months, $40.7 million; nine months, $75.6 million). The volume decrease reflected (1) lower sales volumes from our Burton Mine due to an amended agreement with the contract miner reached in the second half of 2014 that provided for reduced production from the site, (2) the exhaustion of reserves at our Eaglefield Mine in the fourth quarter of 2014.
Australian Thermal Mining. The decline in revenues from our Australian Thermal Mining segment during the three and nine months ended September 30, 2015 compared to the same periods in the prior year was also driven by lower realized coal prices (three months, $42.1 million; nine months, $133.9 million) and an unfavorable volume and mix variance (three months, $30.2 million; nine months, $57.3 million). The decrease in tons sold reflected the unfavorable production impact of weather-related adverse mining conditions and, for the year-to-date period, mine sequencing at our surface operations.

Powder River Basin Mining. Powder River Basin Mining segment revenues increased slightly for the three months ended September 30, 2015 and decreased for the nine months then ended compared to the same periods in the prior year. The decrease for the year-to-date period mainly reflected lower volumes due to weather-related adverse mining conditions experienced in the second quarter of 2015 that limited production capabilities in the region.
Western U.S. Mining. Revenues from our Western U.S. Mining segment decreased during the three and nine months ended September 30, 2015 compared to the same periods in the prior year due to an unfavorable volume and mix variance (three months, $62.1 million; nine months, $169.4 million) primarily due to (1) lower market demand and a lack of export opportunities at current coal pricing, (2) a planned longwall move completed in the third quarter of 2015 at our Twentymile Mine and (3) for the year-to-date period, higher equipment downtimes for a planned upgrade. The effect of lower volumes was partially offset by higher coal pricing (three months, $0.4 million; nine months, $14.7 million) on improved customer mix.
Midwestern U.S. Mining. Segment revenues were adversely impacted during the three and nine months ended September 30, 2015 compared to the same periods in the prior year by an unfavorable volume and mix variance (three months, $52.5 million; nine months, $119.9 million) driven by soft market demand across the region and the exhaustion of reserves at our Viking-Corning Pit Mine in the prior year. Revenues for the segment were also impacted by lower pricing (three months, $11.0 million; nine months $32.4 million) due to the effect of contract price re-openers and the renewal of sales contracts at less favorable prices.
Trading and Brokerage. Trading and Brokerage segment revenues increased for the three months ended September 30, 2015 and decreased for the nine months ended September 30, 2015 compared to the same periods in the prior year. Those changes reflected lower physical volumes shipped due to the opportunity-limiting impact of depressed coal market pricing, offset, in whole or in part, by improved mark-to-market earnings from financial contract trading.
Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			Increase (Decrease)				Increase (Decrease)
	Three Months Ended		to Segment Adjusted		Nine Months Ended		to Segment Adjusted
	September 30,		EBITDA		September 30,		EBITDA
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$(15.4)	$(50.9)	$35.5	70%	$(2.2)	$(168.8)	$166.6	99%
Australian Thermal Mining	49.4	60.3	(10.9)	(18)%	153.9	204.5	(50.6)	(25)%
Powder River Basin Mining	120.0	114.5	5.5	5%	354.7	382.3	(27.6)	(7)%
Western U.S. Mining	45.7	80.8	(35.1)	(43)%	147.7	209.8	(62.1)	(30)%
Midwestern U.S. Mining	72.3	87.0	(14.7)	(17)%	218.6	236.4	(17.8)	(8)%
Trading and Brokerage	29.4	3.3	26.1	791%	30.4	7.7	22.7	295%
Segment Adjusted EBITDA	$301.4	$295.0	$6.4	2%	$903.1	$871.9	$31.2	4%
Australian Metallurgical Mining. The improvement in Australian Metallurgical Mining segment Adjusted EBITDA during the three and nine months ended September 30, 2015 compared to the same periods in 2014 reflected (1) the impact of exchange rate movements (three months, $81.3 million; nine months, $178.9 million), (2) favorable cost performance from our surface mining operations driven by an amended agreement with the contract miner at the Burton Mine reached in the second half of 2014 and the owner-operator conversion of our Moorvale Mine completed at the end of the third quarter of 2014 (three months, $26.8 million; nine months, $60.5 million), (3) lower diesel fuel prices (three months, $15.0 million; nine months, $42.7 million) and (4) for the year-to-date period, improved longwall performance from our underground mines driven by longwall top coal caving technology issues experienced at our North Goonyella Mine in the prior year ($55.5 million). The above factors were partially offset by lower coal pricing, net of sales-related costs (three months, $72.0 million; nine months, $176.1 million).

Australian Thermal Mining. The decrease in Australian Thermal Mining segment Adjusted EBITDA during the three and nine months ended September 30, 2015 compared to the the same periods in the prior year reflected lower coal pricing, net of sales-related costs (three months, $38.6 million; nine months, $122.9 million) and lower surface mine yields mainly due to mine sequencing at our Wilpinjong Mine (three months, $35.8 million; nine months, $61.2 million). Those adverse factors were partially offset by the net impact of exchange rate movements (three months, $47.2 million; nine months, $99.8 million) and improved underground mine efficiency driven by a longwall move completed at the end of the third quarter of 2014 (three months, $17.8 million; nine months, $22.1 million).
Powder River Basin Mining. Powder River Basin Mining segment Adjusted EBITDA increased during the three months ended September 30, 2015 and decreased for the nine months ended September 30, 2015 compared to the same periods in the prior year. Segment results for both periods benefited from lower pricing for commodities used in production (three months, $16.0 million; nine months, $42.3M). That benefit was offset, in part or in whole, by unfavorable productivity variances driven by weather-related effects on volumes and mine sequencing (three months, $8.1 million; nine months, $18.3 million) and for the year-to-date period, lower volumes ($35.0 million).
Western U.S. Mining. The decrease in Western U.S. Mining segment Adjusted EBITDA during the three and nine months ended September 30, 2015 compared to the same periods in the prior year reflected lower volumes (three months, $33.6 million; nine months, $85.0 million). That factor was partially offset by lower diesel fuel prices (three months, $3.9 million; nine months, $10.9 million) and higher realized pricing.
Midwestern U.S. Mining. The decrease in Midwestern U.S. Mining segment Adjusted EBITDA for the three and nine months ended September 30, 2015 compared to the same periods in the prior year was driven by lower volumes (three months $30.1 million; nine months, $42.4 million) and lower pricing, net of sales related costs (three months, $10.7 million; nine months, $29.1 million). Those factors were partially offset by lower diesel fuel pricing (three months, $9.5 million; nine months, $32.2 million) and lower expenditures for repair and maintenance expenditures.
Trading and Brokerage. Trading and Brokerage segment Adjusted EBITDA increased year-over-year during the three and nine months ended September 30, 2015 compared to the same periods in 2014. Those favorable variances reflected the impact of damages awarded in the first quarter of 2014 relating to the Eagle Mining, LLC (Eagle) arbitration and the settlement of the matter reached in the third quarter of 2015, in addition to improved mark-to-market earnings on financial contract trading. Refer to Note 18. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information related to the Eagle matter.

Loss From Continuing Operations Before Income Taxes
The following table presents loss from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Segment Adjusted EBITDA	$301.4	$295.0	$6.4	2%	$903.1	$871.9	$31.2	4%
Corporate and Other Adjusted EBITDA	(172.4)	(78.7)	(93.7)	(119)%	(521.5)	(265.6)	(255.9)	(96)%
Subtotal - Adjusted EBITDA	129.0	216.3	(87.3)	(40)%	381.6	606.3	(224.7)	(37)%
Depreciation, depletion and amortization	(136.0)	(163.6)	27.6	17%	(430.6)	(483.9)	53.3	11%
Asset retirement obligation expenses	(12.3)	(15.0)	2.7	18%	(40.4)	(46.5)	6.1	13%
Asset impairment	—	—	—	n.m.	(900.8)	—	(900.8)	n.m.
Amortization of basis difference related to equity affiliates	(0.7)	(1.5)	0.8	53%	(4.2)	(4.0)	(0.2)	(5)%
Change in deferred tax asset valuation allowance related to equity affiliates	(0.4)	—	(0.4)	n.m.	0.4	—	0.4	n.m.
Interest expense	(118.5)	(114.5)	(4.0)	(3)%	(344.0)	(321.4)	(22.6)	(7)%
Loss on early debt extinguishment	—	—	—	n.m.	(67.8)	(1.6)	(66.2)	(4,138)%
Interest income	1.4	3.7	(2.3)	(62)%	6.6	11.7	(5.1)	(44)%
Loss from continuing operations before income taxes	$(137.5)	$(74.6)	$(62.9)	(84)%	$(1,399.2)	$(239.4)	$(1,159.8)	(484)%
Results from continuing operations before income taxes declined for the three and nine months ended September 30, 2015 compared to the same periods in the prior year primarily due to an unfavorable change in Corporate and Other Adjusted EBITDA (see below for details) and, for the year-to-date period, asset impairment, restructuring and debt extinguishment charges recorded in the first half of 2015. Those factors were partially offset by lower depreciation, depletion and amortization and improved Segment Adjusted EBITDA.

Corporate and Other Adjusted EBITDA. The following table presents a summary of Corporate and Other Adjusted EBITDA results during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Resource management activities (1)	$6.2	$3.5	$2.7	77%	$17.3	$14.7	$2.6	18%
Selling and administrative expenses	(37.8)	(52.9)	15.1	29%	(128.8)	(171.6)	42.8	25%
Restructuring charges	(1.8)	—	(1.8)	n.m.	(23.0)	—	(23.0)	n.m.
Corporate hedging	(116.9)	6.8	(123.7)	(1,819)%	(326.6)	(7.2)	(319.4)	(4,436)%
Other items, net (2)	(22.1)	(36.1)	14.0	39%	(60.4)	(101.5)	41.1	40%
Corporate and Other Adjusted EBITDA	$(172.4)	$(78.7)	$(93.7)	(119)%	$(521.5)	$(265.6)	$(255.9)	(96)%

(1)	Includes gains on certain surplus coal reserve and surface land sales and property management costs and revenues.

(2)
Includes results from equity affiliates (before the impact of related changes in deferred tax asset valuation allowance and amortization of basis difference), costs associated with past mining activities, certain coal royalty expenses, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts and expenses related to our other commercial activities.

Resource management earnings increased during the three and nine months ended September 30, 2015 compared to the same periods in the prior year due to higher gains from the disposal of assets, mainly from the sale of surplus lands in the Midwestern U.S. The improvement in selling and administrative expenses during the three and nine months ended September 30, 2015 compared to the same periods in the prior year largely reflected the impact of our ongoing cost containment programs, including past restructuring activities. The restructuring charges recognized in 2015 were driven by the elimination of corporate and regional staff positions in the U.S. and workforce reductions at multiple mines in Australia during the period. The unfavorable variance associated with corporate hedging results, which includes foreign currency and commodity hedging, resulted from the year-over-year weakening of the Australian dollar and decrease in fuel prices. The improvement in "Other items, net" during the three and nine months ended September 30, 2015 compared to 2014 reflected improved Middlemount results, as lower foreign currency rates and operational improvements at the mine more than offset by the effect of lower coal pricing.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$(38.1)	$(56.4)	$18.3	32%	$(135.0)	$(162.2)	$27.2	17%
Australian Thermal Mining	(27.4)	(29.2)	1.8	6%	(79.4)	(87.9)	8.5	10%
Powder River Basin Mining	(34.7)	(35.9)	1.2	3%	(103.4)	(108.7)	5.3	5%
Western U.S. Mining	(13.7)	(16.9)	3.2	19%	(41.9)	(49.1)	7.2	15%
Midwestern U.S. Mining	(17.3)	(17.3)	—	—%	(52.8)	(52.3)	(0.5)	(1)%
Trading and Brokerage	(0.1)	(0.2)	0.1	50%	(0.5)	(0.8)	0.3	38%
Corporate and Other	(4.7)	(7.7)	3.0	39%	(17.6)	(22.9)	5.3	23%
Total	$(136.0)	$(163.6)	$27.6	17%	$(430.6)	$(483.9)	$53.3	11%

Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Australian Metallurgical Mining	$4.10	$4.60	$5.19	$4.78
Australian Thermal Mining	2.69	2.86	2.58	3.07
Powder River Basin Mining	0.69	0.69	0.69	0.70
Western U.S. Mining	0.95	0.96	0.93	0.95
Midwestern U.S. Mining	0.49	0.46	0.46	0.47
The decrease in depreciation, depletion and amortization expense during the three and nine months ended September 30, 2015 compared to the same periods in the prior year reflected lower sales volumes from our mining platform. Depreciation, depletion and amortization was also impacted compared to the prior year by a reduction in the asset base at three of the mines in our Australian Metallurgical Mining segment due to further impairment charges recognized in the second quarter of 2015 and the fourth quarter of 2014 and the cessation of mining at our Eaglefield Mine in the fourth quarter of 2014 due to the exhaustion of reserves at the site.
Asset Impairment. Refer to Note 3. "Asset Impairment" in the accompanying unaudited condensed consolidated financial statements for information surrounding the impairment charges recorded in the second quarter of 2015.
Interest Expense. The increase in interest expense for the three and nine months ended September 30, 2015 compared to the same periods in the prior year reflected higher interest rates, as compared with previously outstanding debt, related to the $1.0 billion aggregate principal amount of 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes) issued in March 2015 and higher overall debt levels. Those factors were partially offset by lower interest charges recognized in the 2015 periods for litigation matters (three months, $11.2 million; nine months, $10.7 million) primarily due to charges recorded in the third quarter of the prior year related to the Sumiseki Materials Co. Ltd. (Sumiseki) litigation. Refer to Note 18. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements for additional information related to the Sumiseki matter.
Loss on Early Debt Extinguishment. The loss on early debt extinguishment charges recorded during the nine months ended September 30, 2015 related to the repurchase of our 2016 Senior Notes during that period.
Loss from Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Income		September 30,		to Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations before income taxes	$(137.5)	$(74.6)	$(62.9)	(84)%	$(1,399.2)	$(239.4)	$(1,159.8)	(484)%
Income tax provision (benefit)	6.9	79.4	72.5	91%	(83.2)	30.9	114.1	369%
Loss from continuing operations, net of income taxes	$(144.4)	$(154.0)	$9.6	6%	$(1,316.0)	$(270.3)	$(1,045.7)	(387)%
Results from continuing operations, net of income taxes, increased for the three months ended September 30, 2015, and decreased for the nine months then ended compared to the same periods in the prior year primarily due to lower before-tax earnings, which were offset, in whole or in part, by the favorable effect of income taxes.

Income Tax (Benefit) Provision. The favorable variance related to income taxes was driven by the tax effect of lower earnings, the write-off of a net deferred tax asset in the prior year due to the third quarter 2014 repeal of the Australian Minerals and Resource Rent Tax and, for the nine-month period, an income tax benefit related to asset impairments taken in the second quarter of 2015. The favorable factors above were partially offset by a discrete item recognized in the third quarter of 2015 from the resolution of a tax audit. Refer to Note 11. "Income Taxes" in the accompanying unaudited condensed consolidated financial statements for additional information.
Adjusted Loss From Continuing Operations
The following table presents Adjusted Loss from Continuing Operations:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Decrease
	September 30,		to Adjusted Income		September 30,		to Adjusted Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations, net of income taxes	$(144.4)	$(154.0)	$9.6	6%	$(1,316.0)	$(270.3)	$(1,045.7)	(387)%
Asset impairment	—	—	$—	n.m.	900.8	—	$900.8	n.m.
Income tax benefit related to asset impairment	—	—	$—	n.m.	(67.4)	—	$(67.4)	n.m.
Remeasurement benefit related to foreign income tax accounts	(0.8)	(1.2)	$0.4	33%	(1.0)	(3.9)	$2.9	74%
Adjusted Loss from Continuing Operations	$(145.2)	$(155.2)	$10.0	6%	$(483.6)	$(274.2)	$(209.4)	(76)%
Adjusted Loss from Continuing Operations changed favorably for the three months ended September 30, 2015 and unfavorably for the nine months ended compared to the same periods in the prior year. The change in results reflected lower Adjusted EBITDA and, for the year-to-date period, restructuring and debt extinguishment charges recorded in the first half of 2015. Those factors were offset, in whole or in part, by a favorable income tax variance and lower depreciation, depletion and amortization, each factor as discussed above.
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Decrease
	September 30,		to Income		September 30,		to Income
	2015	2014	$	%	2015	2014	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations, net of income taxes	$(144.4)	$(154.0)	$9.6	6%	$(1,316.0)	$(270.3)	$(1,045.7)	(387)%
(Loss) income from discontinued operations, net of income taxes	(157.5)	5.0	(162.5)	(3,250)%	(202.7)	6.0	(208.7)	(3,478)%
Net loss	(301.9)	(149.0)	(152.9)	(103)%	(1,518.7)	(264.3)	(1,254.4)	(475)%
Less: Net income attributable to noncontrolling interests	2.8	1.6	(1.2)	(75)%	7.9	8.1	(0.2)	(2)%
Net loss attributable to common stockholders	$(304.7)	$(150.6)	$(154.1)	(102)%	$(1,526.6)	$(272.4)	$(1,254.2)	(460)%

Net results attributable to common stockholders increased slightly for the three months ended September 30, 2015 and decreased for the nine months then ended compared to the same periods in the prior year, which reflected the trend in results from continuing operations for each period, in addition to the unfavorable impact of results from discontinued operations.
(Loss) Income from Discontinued Operations, Net of Income Taxes. The unfavorable change in results from discontinued operations for the three and nine months ended September 30, 2015 compared to the same periods in the prior year was driven by Patriot bankruptcy related charges associated with black lung liabilities and the UMWA Combined Benefit Fund totaling $155.1 million, an after-tax net gain of $3.2 million recognized in the third quarter of 2014 related to the termination of a sale and purchase agreement with a potential buyer of our Wilkie Creek Mine due to the inability of that buyer to meet the necessary conditions for closing. Results for the nine-month period also reflected a $34.7 million charge recorded in the second quarter of 2015 related to credit support that we provide to Patriot and a contingent loss accrual of $7.6 million recognized in the first quarter of 2015 associated with the Queensland Bulk Handling Pty Ltd. litigation. Those matters are discussed further in Note 19. "Matters Related to the Patriot Bankruptcy" and Note 18. "Commitments and Contingencies" to the accompanying unaudited condensed consolidated financial statements.
Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Decrease
	September 30,		to EPS		September 30,		to EPS
	2015	2014	$	%	2015	2014	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(8.08)	$(8.72)	$0.64	7%	$(73.05)	$(15.62)	$(57.43)	(368)%
(Loss) income from discontinued operations	(8.65)	0.28	(8.93)	(3,189)%	(11.18)	0.33	(11.51)	(3,488)%
Net Loss	$(16.73)	$(8.44)	$(8.29)	(98)%	$(84.23)	$(15.29)	$(68.94)	(451)%
Diluted EPS results changed favorably for the three months ended September 30, 2015 and unfavorably for the nine months then ended compared to the same periods in the prior year, commensurate with the changes in results from continuing operations and discontinued operations during those periods.
Adjusted Diluted EPS
The following table presents Adjusted Diluted EPS. Please note that the per share amounts for the prior periods presented below have been retroactively restated to reflect the Reverse Stock Split:

	Three Months Ended		Increase		Nine Months Ended		Decrease
	September 30,		to EPS		September 30,		to Adjusted EPS
	2015	2014	$	%	2015	2014	$	%
Adjusted Diluted EPS Reconciliation:
Loss from continuing operations	$(8.08)	$(8.72)	$0.64	7%	$(73.05)	$(15.62)	$(57.43)	(368)%
Asset impairment, net of income taxes	—	—	—	n.m.	45.98	—	45.98	n.m.
Remeasurement benefit related to foreign income tax accounts	(0.05)	(0.06)	0.01	17%	(0.05)	(0.22)	0.17	77%
Adjusted Diluted EPS	$(8.13)	$(8.78)	$0.65	7%	$(27.12)	$(15.84)	$(11.28)	(71)%
Adjusted Diluted EPS increased for the three months ended September 30, 2015 and decreased for the nine months then ended compared to the same periods in the prior year commensurate with the adverse change in Adjusted Loss from Continuing Operations during the nine-month period.

Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
Slowing global economic growth, declining steel consumption and economic weakness in China have resulted in a reduction in global coal demand that has more than offsets recent supply reductions and resulted in lower seaborne coal prices. In the U.S., while the decline in natural gas prices has impacted coal demand and prices, we believe that the Powder River Basin is positioned to remain competitive in the current low natural gas price environment due to the relative lower delivered cost to customers.
Global Macroeconomic Indicators. The International Monetary Fund (IMF) revised its global economic growth estimates lower in its October 2015 World Economic Outlook due to continued global growth decline in the first half of 2015, reflecting a further slowdown in emerging markets and a weaker recovery in advanced economies. The IMF notes that the persistently modest pace of recovery in advanced economies and the fifth consecutive year of growth declines in emerging markets are due to both medium-term and long-term factors. These include low productivity growth, high public and private debt, financial sector weakness, low investment, demographic transitions, ongoing adjustment in many emerging markets following the post-crisis credit and investment boom, a growth realignment in China - with important cross-border repercussions - and a downturn in commodity prices triggered by weaker demand as well as higher production capacity. Selected regional and worldwide projections of 2015 and 2016 macroeconomic growth, as measured by recent IMF forecasts of gross domestic product (GDP), are presented below:

	GDP Growth (%)
Region:	2015	2016
U.S.	2.6%	2.8%
China	6.8%	6.3%
India	7.3%	7.5%
Worldwide	3.1%	3.6%
Seaborne Thermal Coal Market Segments and Our Position. Seaborne thermal coal demand declined on lower Chinese imports primarily from reduced coal generation demand and an increase in hydroelectric generation. According to China Customs data, China's thermal coal imports declined 33 percent, or 59 million tonnes, to 120 million tonnes in the first nine months of 2015 on a year-over-year basis. Lower demand represents near-term risk for China imports and market fundamentals in the seaborne coal market segments in general. Such adverse factors were partly offset by higher thermal coal imports into India, which increased an estimated 18 million tonnes in the first nine months of 2015 on a year-over-year basis.
While Indonesian exports have declined have declined through the first nine months of 2015, the 33 percent decline in Chinese imports and relatively flat year-over-year supply from other exporting countries have led to a seaborne thermal coal market that remains well-supplied, resulting in lower prices.
Seaborne Metallurgical Coal Market Segments and Our Position. The World Steel Association (WSA) reported that global steel production fell by 2.4 percent in the nine months ended September 30, 2015 on a year-over-year basis, primarily due to a slowdown in China’s steel demand. In its October 2015 Short Range Outlook, the WSA forecasted year-over-year global steel demand will decrease by 1.7 percent in 2015, and show growth of 0.7 percent in 2016.
Seaborne metallurgical coal prices for HQHCC and LV PCI settled at approximately $89 and $71 per tonne, respectively, for quarterly contracts commencing in October 2015, down from prior quarter price levels of $93 per tonne and $73 per tonne, respectively. Declining steel demand in China has led to an increase in steel and coke exports and a decline in metallurgical coal imports of 18% through the first nine months of 2015, which has impacted global prices. Seaborne pricing levels have led to a number of announced production cutbacks, and we expect current prices to place further pressure on seaborne suppliers.
Our total Australian coal sales for 2015 are targeted at 35 million to 36 million tons, including both metallurgical and thermal coal products supplied for export and within Australia.

U.S. Thermal Coal Market Segments and Our Position. Thermal coal consumption for electricity generation was impacted by relatively low natural gas prices in the first nine months of 2015 as compared to the same period in the prior year. Due to lower natural gas prices, coal generation declined 12 percent, while natural gas generation rose 20 percent in the nine months ended September 30, 2015 on a year-over-year basis. We estimate that coal inventories for Powder River Basin customers were in the mid-70 days range on a day's-burn basis as of September 30, 2015.
In its October 2015 Short-Term Energy Outlook, the EIA projected that coal’s share of U.S. electricity generation will fall to 35.0 percent in 2015 from 38.7 percent in 2014, while electricity generation from natural gas is expected to increase to 31.6 percent in 2015 from 27.4 percent in 2014 on lower average natural gas prices. Given our expectation of lower average natural gas prices in 2015, we project total U.S. utility coal consumption for electricity generation to decline by 100 million tons in 2015 compared to 2014.
We are targeting 2015 U.S. sales volumes at 175 million to 185 million tons, with these volumes fully priced as of September 30, 2015. 2016 U.S. production is approximately 15 percent unpriced based on assumed 2016 produced levels, which are expected to be modestly below 2015 targets. We anticipate that average realized pricing from our U.S. mining operations will decrease by 5 percent to 7 percent on a per-ton basis in 2015 compared to 2014 due to lower contract pricing, primarily in our Midwestern U.S. Mining segment, as well as a higher mix of comparatively lower-priced Powder River Basin volumes.
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
We also remain focused on efficiently controlling and allocating capital. We are now targeting 2015 capital spending levels of $140 million to $150 million, representing a decrease from our prior guidance of $160 to $170 million.
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

Rules for Regulating Carbon Dioxide Emissions From Existing Fossil Fuel-Fired Electricity Utility Generating Units (EGUs) - The Clean Power Plan. On June 2, 2014, the EPA issued and later formally published for comment proposed rules for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs under section 111(d) of the CAA. On August 3, 2015, the EPA announced the final rule. In the final rule, the EPA is establishing final emission guidelines for states to follow in developing plans to reduce greenhouse gas emissions from existing fossil fuel-fired EGUs. These final guidelines require that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders. Individual states are required to submit their proposed implementation plans to the EPA by September 6, 2016, unless an extension is approved, in which case the states will have until September 6, 2018. The rule sets emission performance rates to be phased in over the period from 2022 through 2030. The rule is intended to reduced carbon dioxide emissions from the 2005 baseline by 28% in 2025 and 32% in 2030.
Legal challenges to the rule began when it was still a proposed rule. One action by an industry petitioner, joined by intervenors, including us, and another by a coalition of states led by West Virginia, asserted that the EPA does not have the authority to issue the regulations of existing power plants under section 111(d) of the CAA. The D.C. Circuit heard oral arguments on the challenges in April 2015. The petitions to enjoin the proposed rulemaking were denied as premature in

June 2015.  However, the D.C. Circuit court acknowledged that a legal challenge could be filed after the EPA issued a final rule.  In September 2015 the D.C. Circuit Court refused to stay the rule, holding that it could not review the rule until it was published in the Federal Register which is occurred on October 23, 2015.

Since Federal Register publication on October 23, 2015, more than 16 separate petitions for review have been filed in the U.S. Court of Appeals for the D.C. Circuit challenging the final rule. The petitions reflect challenges by 27 states and governmental entities, as well as challenges by utilities, industry groups, trade associations, coal companies, and other entities.  All together, the petitions include legal challenges by over 100 entities.  The lawsuits have been consolidated into the case filed by West Virginia and Texas (in which other States have also joined). The time for filing further petitions will not expire until December 22, 2015.  On October 29, 2015, we filed a motion to intervene in the case filed by West Virginia and Texas, in support of the petitioning States.  Numerous States and cities have also sought to intervene in support of EPA.

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
Cross State Air Pollution Rule (CSAPR). On July 6, 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions was to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While the CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and, on December 30, 2011, the D.C. Circuit stayed the rule and advised that the EPA was expected to continue administering the Clean Air Interstate Rule until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a two to one decision, concluding that the rule was beyond the EPA's statutory authority. The U.S. Supreme Court on April 29, 2014 reversed the D.C. Circuit and upheld the CSAPR, concluding generally that the EPA’s development and promulgation of CSAPR was lawful, while acknowledging the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. In October 2014, the D.C. Circuit filed an order lifting its stay of CSAPR and addressing a number of preliminary motions regarding the implementation of the Supreme Court’s remand. On remand, the D.C. Circuit court held on July 28, 2015 that certain of EPA’s Phase II emission budgets were invalid because they required more emissions reductions than necessary to achieve the desired air pollutant reduction in the relevant downwind states. The court did not vacate the rule but required the EPA to reconsider the invalid emissions budgets.
Stream Protection Rule. On July 27, 2015, the Office of Surface Mining Reclamation and Enforcement issued its proposed Stream Protection Rule (SPR). The proposed rule would impact both surface and underground mining operations and would increase testing and monitoring requirements related to the quality or quantity of surface water and groundwater or the biological condition of streams.  The SPR will also require the collection of increased pre-mining data about the site of the proposed mining operation and adjacent areas to establish a baseline for evaluation of the impacts of mining and the effectiveness of reclamation associated with returning streams to pre-mining conditions.  The SPR was issued as a result of the D.C. Circuit Court’s decision in 2014 to vacate the then existing Stream Buffer Zone Rule. Peabody along with many other groups and operators have responded with to the proposed rule via the public comment process, which ended October 26, 2015.
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

The International Energy Agency (IEA) regularly makes projections about world coal demand based on various future scenarios for energy development. The scenarios used by the IEA as the bases for these projections vary by time and publication. Further details are available to the public directly from the IEA, including through the IEA’s website: http://www.iea.org/publications/scenariosandprojections/. Information contained on or accessible through the IEA’s website is not incorporated by reference into this Quarterly Report on Form 10-Q.

The “New Policies Scenario” is IEA’s central scenario in its World Energy Outlook report (WEO). It incorporates policies and measures affecting energy markets that have already been adopted, as well as other relevant commitments and plans that have been announced by countries, including national pledges to reduce emissions and plans to phase-out fossil fuel subsidies, even if the measures to implement these commitments have yet to be identified or announced.

Different scenarios used by the IEA in its projections of energy demand have different implications for coal usage. Projected coal usage is highest in the “Current Policies Scenario” and lowest in the “450 Scenario.” The Current Policies Scenario (previously called the “Reference Scenario”) assumes no changes in policies from the mid-point of the year of publication, thus considering policies and measures that have already been formally enacted, but assuming that governments do not implement any commitments that have yet to be finalized by legislation and will not introduce any new policies affecting coal usage.

Finally, the 450 Scenario assumes implementation of a set of government policies consistent with a goal of limiting long-term increases in the average global temperature to two degrees Celsius, a limit determined by various governments and non-governmental organizations and recognized by nations of the world in the 2010 United Nations Climate Change Conference in Cancun, Mexico.

The Company has historically emphasized the Current Policies Scenario in its strategic planning processes and its investor communications. We believe that the Current Policies Scenario is the most appropriate for our investors to consider because we believe that it has proven to be the scenario that has yielded the most accurate projections of coal usage. Although the New Policies Scenario is the IEA's central scenario, the IEA does not endorse any particular scenario as being a more probable forecast than the others.

The IEA estimates in its WEO 2014, Current Policies Scenario, that worldwide primary energy demand will grow 50% (37% under the New Policies Scenario) between 2012 and 2040. Demand for coal during this time period is projected to rise 51% (15% under the New Policies Scenario)

Under its Current Policies Scenario, the IEA expects coal to retain its prominent presence as a fuel for the power sector worldwide. Coal's share of the power generation mix was 41% in 2012. By 2040, the IEA’s Current Policies Scenario estimates that coal's fuel share of global power generation will be 40% as it continues to have the largest share of worldwide electric power production (31%, slightly less than the share attributable to hydro and renewables, under the New Policies Scenario). Under the Current Policies Scenario, the IEA also projects that global natural gas-fueled electricity generation will have a compound annual growth rate of 2.7% from 2012-2040 (2.2% annual growth rate under the New Policies Scenario). The total amount of electricity generated from natural gas is expected to be approximately 40% below the total for coal (approximately 20% below the total for coal under the New Policies Scenario), even in 2040. Hydro and other renewables are projected to comprise a combined 25% of the 2040 fuel mix (33% under the New Policies Scenario) versus 21% in 2012. Electricity generation from nuclear power is expected to fall from 11% to 9% (while growing from 11% to 12% under the New Policies Scenario) between 2012 and 2040.

As noted above, projected coal usage is highest under the Current Policies Scenario. Future energy use consistent with the 450 Scenario would likely yield results materially lower than the projections noted above under the Current Policies Scenario or the New Policies Scenario.

Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S., some of its states or other countries, or other actions to limit such emissions (including measures incorporated into the New Policies and 450 Scenarios discussed above), could result in electricity generators switching from coal to other fuel sources or in coal-fueled power plant closures. Further, policies limiting available financing for the development of new coal-fueled power plants could adversely impact global coal demand in the future. The potential financial impact on us of future laws, regulations or other policies will depend upon the degree to which any such laws, regulations or other policies force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of commercial development and deployment of carbon capture and storage technologies and the alternative markets for coal.

From time to time, we attempt to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require that we make significant assumptions as to the specific provisions of such potential laws, regulations and policies. These analyses sometimes show that certain potential laws, regulations and policies, if implemented in the manner assumed by the analyses, could result in material adverse impacts on our operations, financial condition or cash flow, in view of the significant uncertainty surrounding each of these potential laws, regulations and policies. We do not believe that such analyses reasonably predict the quantitative impact that future laws, regulations or other policies may have on our results of operations, financial condition or cash flows.

As noted above, on August 3, 2015, the EPA announced the final rules (which were published in the Federal Register on October 23, 2015) for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs. This ruling is intended to begin reducing carbon dioxide emissions by 2022 and, by 2030, reach a reduction of 32% from 2005 baseline emissions. The EPA expects the rule to have a significant impact on demand for coal-fired electricity generation in the U.S. and, depending upon the implementation methods adopted by the various states, we believe the rule could have a material adverse effect on our results of operations, financial condition and cash flows in future periods.
Liquidity and Capital Resources
Capital Resources
Our primary sources of cash are proceeds from the sale of our coal production to customers and cash provided by our trading and brokerage activities. To a lesser extent, we also generate cash from the sale of assets, including coal reserves and surface lands, borrowings under our committed credit facilities and, from time to time, the issuance of securities.
Debt Modification, Issuance and Refinancing. Maintaining financial flexibility and adequate liquidity is one of our key areas of emphasis as we navigate through challenged global coal market conditions. In connection with such efforts, we entered into the Omnibus Amendment Agreement (the First Amendment) on February 5, 2015 related to our secured credit agreement dated September 24, 2013 (as amended, the 2013 Credit Facility). In addition to the pledge of certain collateral, among other things, the First Amendment:

•
amended the financial maintenance covenants to provide greater financial flexibility by lowering the minimum interest coverage ratio and increasing the maximum net secured first lien leverage ratio for the term of the 2013 Credit Facility;

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
We paid aggregate modification costs of $11.8 million related to the First Amendment during the nine months ended September 30, 2015, which will be amortized over the remaining term of the facility.

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
The notes were issued at an issue price of 97.566% of principal amount, resulting in an original issue discount of $24.3 million that will be amortized ratably through maturity. We also paid aggregate debt issuance costs of approximately $16.9 million during the nine months ended September 30, 2015 related to the offering that will also be amortized over the life of the Senior Secured Second Lien Notes.
We used the net proceeds from the sale of the notes, in part, to fund (1) the March 2015 tender offer through which we repurchased $566.9 million aggregate principal amount of the 2016 Senior Notes and (2) the April 2015 redemption of $83.1 million aggregate principal amount of the 2016 Senior Notes that was not tendered in the tender offer. The remaining proceeds were intended for general corporate purposes, which may include the payment of federal coal lease expenditures.
In connection with the tender offer and redemption, we recognized an aggregate loss on debt extinguishment of $67.8 million in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015. That charge was comprised of tender offer and make-whole premiums paid of $66.4 million and the write-off of associated unamortized debt issuance costs of $1.4 million. As market conditions warrant, we may, from time to time, continue to repurchase our debt securities, in the open market, in privately negotiated transactions, by tender offer or otherwise, including pursuant to exchange offers for new debt securities.
Cash and Cash Equivalents. As of September 30, 2015, our cash balances totaled $334.3 million, including approximately $150 million held by U.S. entities, with the remaining balance held by foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. We do not expect restrictions or potential taxes on the repatriation of amounts held by our foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Proceeds from Asset Sales. During the nine months ended September 30, 2015, we generated $39.6 million in proceeds from the disposal of assets, largely driven by the sale of surplus surface lands in the U.S. and Australia. We will continue to monitor our portfolio for opportunities to divest assets as a source of potential liquidity. We evaluate potential asset sales through several criteria including strategic fit, value consideration, potential growth and cash requirements. We are currently advancing multiple asset sale processes.
Liquidity. In addition to cash and cash equivalents, our liquidity includes the available balances from our $1.65 billion revolving credit facility (the 2013 Revolver) under the 2013 Credit Facility and an accounts receivable securitization program. Our available liquidity was $1.8 billion as of September 30, 2015, which was substantially comprised of $1.4 billion available for borrowing under the 2013 Revolver (net of outstanding letters of credit of $228.7 million), $334.3 million in cash and cash equivalents and $48.2 million of available capacity from our accounts receivable securitization program. As of November 5, 2015, our available liquidity declined to $1.4 billion, which was substantially comprised of $1.2 billion available for borrowing under the 2013 Revolver (net of outstanding letters of credit of $419.8 million), $167.4 million in cash and cash equivalents and $17.5 million of available capacity from our accounts receivable securitization program. The decline since September 30, 2015 was primarily due to due to federal coal lease expenditures ($188.3 million) and letters of credit posted in support of bank guarantees ($78.9 million) and surety bonds ($28.7 million).
Challenged coal market conditions and tender and make-whole premiums paid in connection with the extinguishment of our 2016 Senior Notes resulted in a cash outflow from operations for the nine months ended September 30, 2015. If market conditions do not improve, we may continue to experience cash outflows from operations in future quarters, which would adversely affect our liquidity. In order to mitigate the impact of adverse market conditions on our liquidity, we have implemented and may continue to pursue (1) operational improvements, (2) cost reductions at all levels of the organization, (3) reductions in production volumes and capital spend and (4) asset sales, which may include additional surface lands in the U.S., surface lands and mining tenements in Australia or operating assets.

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

•
If we are required to provide additional collateral to support our operations. During the third quarter of 2015, we were required to increase our total posted letters of credit by $187.7 million to the issuing parties of certain of our surety bonds and bank guarantees, whereas we have not previously been required to do so, and we may be required to post additional collateral in the future to support such instruments or other operating requirements;

•	If we are unable to renew our accounts receivable securitization program at an appropriate capacity when it expires in April 2016; and

•
If we incur any additional liabilities or obligations as a result of the Patriot bankruptcy. The related matters are discussed further in Note 19. "Matters Related to the Patriot Bankruptcy" to the accompanying unaudited condensed consolidated financial statements.

Capital Requirements
Our primary uses of cash include the cash costs of coal production and sale, capital expenditures, coal reserve lease and royalty payments, debt service costs (including interest and principal), capital and operating lease payments, postretirement plans, take or pay obligations and past mining retirement obligations.
We had various bilateral credit and liquidity arrangements with banks, lenders and other counterparties that we used to support the ongoing requirements of our operations, where possible. In recent months, we were notified by several of such counterparties that our bilateral credit lines would not be renewed, which required us to post additional collateral in the form of letters of credit.
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
While we were not required to post additional collateral as a direct result of our credit downgrades for counterparties to any of our derivative contracts, we have experienced an unfavorable change in payment terms and willingness to transact from certain coal trading counterparties. Also, we were required to issue a letter of credit of $65.0 million in the first quarter of 2015 (which has subsequently been reduced to $58.7 million) due to the downgrades to the benefit of one of our customers for a pricing rebate agreed to in 2014 in connection with an arbitration process, which correspondingly reduced our available liquidity as of September 30, 2015.
Additions to Property, Plant, Equipment and Mine Development. We evaluate our capital project portfolio on an ongoing basis and believe we have the appropriate flexibility to adjust our growth capital spending as appropriate based on any material changes in our cash flows from operations and liquidity position.
Additions to property, plant, equipment and mine development during the nine months ended September 30, 2015 included expenditures associated with advancing the reserve development at the Gateway North Mine in the U.S., which replaces production from the existing Gateway Mine as its reserves are exhausted in the second half of 2015.

For 2015, we are now targeting full year capital expenditures of $140 million to $150 million, reflecting a decrease from our 2014 spend of $194.4 million and our previously disclosed 2015 targeted range of $160 million to $170 million. We expect to allocate approximately 75% of that target to maintaining the existing productive capacity of our global mining platform, with the remainder allotted to safety development and operational improvement projects. We continue to defer certain new and early-stage growth and development projects across our global platform to periods beyond 2015 and continue to evaluate the timing associated with those projects based on changes in global coal supply and demand and capital availability.
Federal Coal Lease Expenditures. During the nine months ended September 30, 2015, our cash used in investing activities included federal coal lease expenditures of $89.8 million related to our Powder River Basin Mining segment operations. We anticipate that federal coal lease expenditures will total approximately $280 million in 2015, with the remainder to be paid in the fourth quarter.
Total Indebtedness. Our total indebtedness as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(Dollars in millions)
2013 Term Loan Facility due September 2020	$1,167.4	$1,175.1
7.375% Senior Notes due November 2016	—	650.0
6.00% Senior Notes due November 2018	1,518.8	1,518.8
6.50% Senior Notes due September 2020	650.0	650.0
6.25% Senior Notes due November 2021	1,339.6	1,339.6
10.00% Senior Secured Second Lien Notes due March 2022	977.5	—
7.875% Senior Notes due November 2026	247.7	247.6
Convertible Junior Subordinated Debentures due December 2066	384.5	382.3
Capital lease obligations	15.7	22.2
Other	0.7	1.2
Total Debt	$6,301.9	$5,986.8
The carrying amounts of the 2013 Term Loan Facility due September 2020, the 10.00% Senior Secured Second Lien Notes due March 2022, the 7.875% Senior Notes due November 2026 and the Convertible Junior Subordinated Debentures due December 2066 (the Debentures) have been presented above net of the respective unamortized original issue discounts.
Long-term Debt Covenants. Certain of our long-term debt arrangements contain various administrative, reporting, legal and financial covenants. We are permitted to pay dividends, buy and sell assets and make redemptions or repurchases of capital stock, subject to restrictions imposed by the 2013 Credit Facility and the Senior Secured Second Lien Notes indenture. Our negative covenants also collectively limit our ability to pay dividends from the top-level Gibraltar holding company of our Australian operations to our domestic subsidiaries in an amount in excess of $500 million per year. We were in compliance with our long-term debt covenants as of September 30, 2015.
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
We have a history of engaging with our lenders to proactively address ongoing covenant compliance and our liquidity and financial flexibility, as evidenced by the First Amendment discussed above. Nonetheless, we cannot guarantee that such endeavors, if necessary, would prove successful in the future. Refer to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A. "Risk Factors" of this report for a discussion of the risks associated with a covenant violation.

Settlement Agreement with Patriot and the UMWA. In connection with our settlement agreement with Patriot and the UMWA, on behalf of itself, its represented Patriot employees and its represented Patriot retirees, that became effective in December 2013, we are required to provide total payments of $310 million payable over four years through 2017 to partially fund the voluntary employee beneficiary association (VEBA) and settle all Patriot and UMWA claims involving the Patriot bankruptcy. Those payments included an initial payment of $90.0 million made in January 2014, comprised of $70.0 million paid to Patriot and $20.0 million paid to the VEBA, and a payment of $75.0 million made in January 2015 to the VEBA. Subsequent payments will be made to the VEBA of $75.0 million in 2016 and $70.0 million in 2017.
As a result of Patriot’s failure to reimburse us for the draws on the credit support that we provided under the 2013 Settlement Agreement, Patriot has materially breached the 2013 Settlement Agreement. We and the UMWA disagree about the impact Patriot's breaches have on our future obligations under the 2013 Settlement Agreement, including the payment of the two remaining VEBA payments. Accordingly, on August 28, 2015, we sought to-reopen Patriot’s first bankruptcy cases that were pending in the United States Bankruptcy Court for the Eastern District of Missouri (the “Missouri Bankruptcy Court”) for the limited purpose of having the Missouri Bankruptcy Court decide this issue. On October 9, 2015, the Missouri Bankruptcy Court granted our motion and ordered us to file our declaratory judgment action within 30 days. On October 9, 2015, we filed in the Missouri Bankruptcy Court a declaratory judgment action against the UMWA seeking a declaration that our obligations to make the final two VEBA payments are excused as a result of Patriot’s breaches of the agreement (the “Missouri Declaratory Judgment Action”). Patriot's appeal of the Missouri Bankruptcy Court's order was dismissed on October 26, 2015.
On October 16, the UMWA filed a motion to withdraw the reference with respect to the Missouri Declaratory Judgment Action to the United States District Court for the Eastern District of Missouri, with the stated intent of thereafter seeking a transfer of the case ultimately to the United States Bankruptcy Court for the Eastern District of Virginia (the “Virginia Bankruptcy Court”) where Patriot’s second bankruptcy cases are pending. On October 23, 2015, we filed an objection to this motion.
On October 19, 2015, Patriot and the UMWA filed a declaratory judgment action in the Virginia Bankruptcy Court (the "Virginia Declaratory Judgment Action") against us and one of our subsidiaries seeking, among other things, a declaration that we must make the remaining two VEBA payments notwithstanding Patriot’s breach of the 2013 Settlement Agreement. On November 3, 2015, Patriot and the UMWA filed a motion for a preliminary and permanent injunction to prevent us from proceeding with the Missouri Declaratory Judgment Action (the "Injunction Motion"). On November 4, 2015, we filed a motion to dismiss the Virginia Declaratory Judgment Action for lack of subject matter jurisdiction or, in the alternative, to transfer it to the Missouri Bankruptcy Court; we intend to vigorously oppose the Injunction Motion.
Refer to Note 19. "Matters Related to the Patriot Bankruptcy" to the accompanying unaudited condensed consolidated financial statements for additional information surrounding our exposures to such matters, including the potential impact to our liquidity.
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

Historical Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014, as reported in the accompanying unaudited condensed consolidated financial statements:

	Nine Months Ended		Increase (Decrease)
	September 30,		to Cash and Cash Equivalents
	2015	2014	$	%
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(90.6)	$250.1	$(340.7)	(136)%
Net cash used in investing activities	(146.3)	(89.6)	(56.7)	63%
Net cash provided by (used in) in financing activities	273.2	(138.0)	411.2	298%
Net change in cash and cash equivalents	36.3	22.5	13.8	61%
Cash and cash equivalents at beginning of period	298.0	444.0	(146.0)	(33)%
Cash and cash equivalents at end of period	$334.3	$466.5	$(132.2)	(28)%
Operating Activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2015 compared to the same period in the prior year was driven by the following:

•	The decline in results from operations, including $66.4 million of tender premiums paid in connection with the repurchase of the 2016 Senior Notes;

•
An unfavorable change in net cash flows associated with current assets and current liabilities ($190.1 million, excluding the impact of payments to the VEBA discussed separately below) driven by the timing of disbursements and less favorable payment terms associated with our accounts payable and certain accrued liabilities, offset in part by lower inventory builds; partially mitigated by

•	Lower aggregate payments to Patriot and the related VEBA made in connection with our 2013 settlement agreement with Patriot and the UMWA ($15.0 million).
Investing Activities. The unfavorable change in cash results from investing activities for the nine months ended September 30, 2015 compared to the same period in the prior year was mainly due to:

•
Lower proceeds from the disposal of assets driven by cash received from the first quarter 2014 sale of a non-strategic exploration tenement asset in Australia and certain sale-leaseback transactions completed in the prior year ($112.9 million); partially offset by

•	Lower current year capital spending as we continue to tightly control capital to preserve liquidity ($38.9 million, including changes in accrued expenses related to capital expenditures); and

•
Higher net proceeds from debt and equity security investment transactions ($9.3 million) due mainly from the second quarter 2015 divestment of our prior holdings of Winsway Enterprises Holdings Limited marketable equity securities.

Financing Activities. The increase in net cash provided by financing activities for the nine months ended September 30, 2015 compared to the same period in the prior year was reflective of:

•	Proceeds from the issuance of our Senior Secured Second Lien Notes ($975.7 million, net of original issue discount);

•	Lower dividend payments due to a reduction in the quarterly dividend rate ($67.8 million); and

•	Consent fees paid in June 2014 in connection with the consent solicitation surrounding our Convertible Junior Subordinated Debentures due December 2066 ($10.1 million); partially offset by

•	The extinguishment of $650.0 million aggregate principal amount of our 2016 Senior Notes using a portion of the proceeds from our Senior Secured Second Lien Notes; and

•	The payment of an additional $28.7 million of deferred financing costs related to the Senior Secured Second Lien Notes and the First Amendment.

Off-Balance Sheet Arrangements
In the normal course of business, we are a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying condensed consolidated balance sheets. As of November 9, 2015, we do not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities already provided for in the consolidated balance sheet as of September 30, 2015 related to credit support provided to Patriot. However, we could experience a decline in our liquidity as bank guarantees, surety bonds, letters of credit, or other obligations are required to be collateralized by cash or letters of credit.
Guarantees and Other Financial Instruments with Off-Balance Sheet Risk. See Note 17. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees" to our unaudited condensed consolidated financial statements for a discussion of our accounts receivable securitization program and guarantees and other financial instruments with off-balance sheet risk.
As previously noted, we have various bilateral credit and liquidity arrangements with banks, lenders and other counterparties that are generally provided on an uncommitted basis and are subject to be repriced, or the related capacity reduced or withdrawn, with limited or no notice by such counterparties. The cost and availability of such arrangements will depend, in part, on our credit profile. Earlier this year, we were notified by several of such counterparties that our bilateral credit lines would not be renewed, which may limit our ability to conduct our corporate hedging activities or to obtain sufficient bank guarantees required by our operations in Australia without posting additional collateral in the form of letters of credit. To the extent that our creditworthiness, as determined by such counterparties, deteriorates further, such credit arrangements may continue to become more costly and/or less available.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014. Our critical accounting policies remain unchanged at September 30, 2015.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 2. "Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented" to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have historically utilized foreign currency forward contracts and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. "Derivatives and Fair Value Measurements" to the accompanying unaudited condensed consolidated financial statements. We intend to allow a substantial portion of our positions to settle without adding further positions of a comparable notional amount, but we may, from time to time, continue to use forward contracts and options to hedge our foreign currency exchange rate risk. This does not materially change our exposure in operating costs and expenses to a change in the Australian dollar for 2015 compared to that which was discussed in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2014, but it will change our exposure in future periods. For example, taking into consideration our foreign currency hedges in place and no additional hedges, our exposure in operating costs and expenses due to a $0.05 change in the Australian dollar/U.S. dollar exchange rate is approximately $50 million for 2016.
Other than the foregoing, there have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 18. "Commitments and Contingencies" and Note 19. "Matters Related to the Patriot Bankruptcy" to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 1A. Risk Factors.
The risk factors set forth below are updates to certain risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 25, 2015.
Our financial performance could be adversely affected by our debt.
As of September 30, 2015, our total indebtedness was $6.3 billion, and we had $1.4 billion of available borrowing capacity under the revolving credit facility (as amended, the 2013 Revolver) under our secured credit agreement entered into in 2013 (as amended, the 2013 Credit Facility), net of outstanding letters of credit. The indentures governing our Convertible Junior Subordinated Debentures (the Debentures) and the 7.875%, 6.50%, 6.25% and 6.00% Senior Notes (collectively our Senior Notes) do not limit the amount of indebtedness or any guarantees of such indebtedness that we may issue, although certain of our debt instruments do contain such limitations, including the 2013 Credit Facility and the indenture governing our 10.00% Senior Secured Second Lien Notes (the Senior Secured Second Lien Notes). The degree to which we are leveraged could have important consequences, including, but not limited to:

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

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements;

•	limiting our ability to obtain additional financing to refinance our indebtedness when it becomes due;

•	making it more difficult to obtain bank guarantees, surety bonds, letters of credit or other financing, particularly during periods in which credit markets are weak;

•	limiting our flexibility in planning for, or reacting to, changes in our business and in the coal industry;

•	requiring us to provide credit support, or additional credit support, for our unsecured obligations;

•	causing a decline in our credit ratings; and

•	placing us at a competitive disadvantage compared to less leveraged competitors.
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

Any future downgrade in our credit ratings could result in requirements to post additional collateral on derivative trading instruments and certain agreements with our customers, the loss of trading counterparties for corporate hedging and trading and brokerage activities or an increase in the cost of, or a limit on our access to, various forms of credit used in operating our business.
If our cash flows and capital resources are insufficient to fund our debt services obligations, we may be forced to sell assets, seek additional capital to attempt to meet our debt service and other obligations or seek to restructure certain debt obligations. These alternative measures may not be successful and may not permit us to meet our scheduled debt services obligations. In this regard, certain agreements governing our indebtedness restrict our ability to sell assets and the use of proceeds from asset sales. We also may not be able to complete any such asset sales or realize sufficient proceeds to meet debt service obligations then due. In addition, our ability to restructure our debt obligations may be impacted by cash tax liabilities that result from the cancellation of debt income if we are unable to offset that income with tax losses or other tax planning strategies. If the actions described above are not successful and we are unable to meet our debt service obligations when due, we could be required to reorganize our company in its entirety, including through bankruptcy proceedings.
Our ability to meet our financial obligations and fund our operations is dependent upon market conditions and our continued access to borrowing capacity of our existing borrowing facilities.
Liquidity risk represents the inability to generate or otherwise obtain funds at reasonable rates to meet our financial obligations and fund our operations. In addition to cash and cash equivalents, our liquidity includes the available balances from the 2013 Revolver under the 2013 Credit Facility and our accounts receivable securitization program. In order for our liquidity to be sufficient to meet our anticipated capital requirements, we must continue to have access to a substantial portion of our maximum borrowing capacity under the 2013 Revolver. Our available liquidity was $1.8 billion as of September 30, 2015, which was substantially comprised of $1.4 billion available for borrowing under the 2013 Revolver (net of outstanding letters of credit of $228.7 million), $334.3 million in cash and cash equivalents and $48.2 million of available capacity from our accounts receivable securitization program. As of November 5, 2015, our available liquidity declined to $1.4 billion, which was substantially comprised of $1.2 billion available for borrowing under the 2013 Revolver (net of outstanding letters of credit of $419.8 million), $167.4 million in cash and cash equivalents and $17.5 million of available capacity from our accounts receivable securitization program. The decline since September 30, 2015 was primarily due to due to federal coal lease expenditures ($188.3 million) and letters of credit posted in support of bank guarantees ($78.9 million) and surety bonds ($28.7 million).
Challenged coal market conditions and tender and make-whole premiums paid in connection with the extinguishment of our 2016 Senior Notes resulted in a cash outflow from operations for the nine months ended September 30, 2015. If market conditions do not improve, we may continue to experience cash outflows from operations in future quarters, which would adversely affect our liquidity. Although we have taken steps to reduce the impact of these conditions, our actions may not entirely address our cash outflows from operations.
Other factors that could adversely impact our liquidity include an inability to maintain our current level of self-bonding for any reason, requirements to provide additional collateral to support our operations, on inability to renew our accounts receivable securitization program at an appropriate capacity when it expires in April 2016 and additional obligations or liabilities that we incur as a result of the Patriot bankruptcy.
The covenants in our 2013 Credit Facility, and the indentures governing our Senior Notes, Senior Secured Second Lien Notes and Debentures impose restrictions that may limit our operating and financial flexibility.
Our 2013 Credit Facility, the indentures governing our Senior Notes, our Senior Secured Second Lien Notes and our Debentures and the instruments governing our other indebtedness contain certain restrictions and covenants which restrict our ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person. Under our 2013 Credit Facility, we must comply with certain financial covenants on a quarterly basis including a maximum net secured first lien leverage ratio and minimum interest coverage ratio, as defined therein. The covenants also place limitations on our investments in joint ventures, unrestricted subsidiaries, indebtedness and the imposition of liens on our assets. If we do not remain in compliance with the covenants in our 2013 Credit Facility, we may be restricted in our ability to pay dividends, sell assets and make redemptions or repurchase capital stock. Also, because our ability to borrow under the 2013 Credit Facility is conditioned upon compliance with these covenants, our actual borrowing capacity under the 2013 Credit Facility at any time may be less than the maximum borrowing capacity or may be altogether precluded.

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
Under the indentures governing our Senior Notes, the amount of Indebtedness (as defined in the indentures governing the Senior Notes) that may be secured by Principal Property and Capital Stock (each as defined in the Senior Notes indentures) is limited in amount, unless the Senior Notes are secured on an equal and ratable basis. Our 2013 Credit Agreement and our Senior Secured Second Lien Notes are secured by Principal Property and Capital Stock, among other collateral, in a manner that uses substantially all of such limited amount. While the 2013 Credit Agreement and our Senior Secured Second Lien Notes provide us with flexibility to secure certain other debt with Principal Property and Capital Stock while maintaining compliance with the terms of our Senior Notes indentures and not requiring such notes to be equally and ratably secured, our ability to incur such other secured debt is limited, and our ability to secure any debt in the future, whether or not secured by Principal Property and Capital Stock, may be negatively affected by such constraints. In addition, under the 2013 Credit Facility, if we cannot meet our debt service obligations, the lenders could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy.
We are exposed to risk of loss due to Patriot's bankruptcy.
In 2012, Patriot Coal Company and certain of its wholly owned subsidiaries (Patriot) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code. In 2013, we entered into a definitive settlement agreement with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code in the Eastern District of Virginia and subsequently initiated a process to sell some or all of its assets to qualified third-party bidders. On October 9, 2015, the bankruptcy court overseeing Patriot's current bankruptcy confirmed a plan of reorganization that sells substantially all of Patriot's assets to two buyers and contributes the remainder to a liquidating trust. The plan became effective on October 28, 2015.
We have exposure related to a total of $99.1 million of credit support we provide to Patriot pursuant to the 2013 definitive settlement agreement that remains outstanding (net of $22.4 million of letters of credit drawn upon in the third quarter of 2015). While the credit support amounts have been accrued, $99.1 million in letters of credit have not been drawn upon as of September 30, 2015. Refer to Note 19. "Matters Related to the Patriot Bankruptcy" to the accompanying unaudited condensed consolidated financial statements for additional information surrounding these risks.
While we believe that any material exposure to us associated with Patriot's bankruptcy relates to the credit support, Coal Act liabilities and black lung liabilities, a lawsuit has also been filed alleging we have withdrawal liability to the UMWA 1974 Pension Plan, which is discussed in Note 19. "Matters Related to the Patriot Bankruptcy". Other parties may make claims against us in relation to Patriot's bankruptcy, although we are unaware of any other claims at this time.
Our mining operations could be adversely affected if we fail to appropriately secure our obligations.
U.S. federal and state laws and Australian laws require us to secure certain of our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. The primary methods we use to meet those obligations are to post a corporate guarantee (i.e., self bond), provide a third-party surety bond or provide a letter of credit. As of September 30, 2015, we had $1,470.0 million of self bonding in place for our reclamation obligations. As of September 30, 2015, we also had outstanding surety bonds with third parties, bank guarantees and letters of credit of $1,286.5 million, of which $700.5 million was for post-mining reclamation, $160.5 million related to workers’ compensation obligations, $110.6 million was for coal lease obligations and $314.9 million was for other obligations, including road maintenance and performance guarantees. During the third quarter of 2015, we were required to increase our total posted letters of credit by $187.8 million to the issuing parties of certain of our surety bonds and bank guarantees, whereas we had not previously been required to do so. Surety bond and bank guarantee issuers may not continue to renew the instruments or may continue to demand additional collateral or increased fees, which may in turn affect our available liquidity. Our ability to maintain and acquire letters of credit is subject to us maintaining compliance under our two primary facilities used for such items, which are our secured credit agreement dated September 24, 2013 (the 2013 Credit Facility, as amended) and our accounts receivable securitization program.

Our failure to retain, or inability to acquire, surety bonds, bank guarantees or letters of credit, or to provide a suitable alternative, would have a material adverse effect on us. That failure could result from a variety of factors including the following:

•	lack of availability, higher expense or unfavorable market terms of surety bonds;

•	restrictions on the availability of collateral for current and future third-party surety bond issuers under the terms of our indentures or our 2013 Credit Facility;

•	the exercise by third-party surety bond issuers of their right to refuse to renew the surety bonds; and

•	the inability to renew or refinance our 2013 Credit Facility or a default or lack of availability of letters of credit thereunder.
Our ability to self-bond reduces our costs of providing financial assurances. To the extent we are unable to maintain our current level of self-bonding due to legislative or regulatory changes, changes in our financial condition or for any other reason, we would be required to access the commercial surety market to obtain replacement financial assurances. Further, self-bonding is permitted at the discretion of each state. While we have historically demonstrated compliance with the applicable financial requirements in the states in which we self-bond, our self-bonding status may be challenged or withdrawn at any time. As a result of any adverse change in our ability to self-bond, our costs would increase and our liquidity available for other uses would be reduced to the extent of any collateral required to obtain replacement financial assurances.
Our expenditures for postretirement benefit and pension obligations could be materially higher or occur sooner than we have predicted if our underlying assumptions prove to be incorrect.
We provide postretirement health and life insurance benefits to eligible employees. Our total accumulated postretirement benefit obligation related to such benefits was a liability of $839.7 million as of September 30, 2015, of which $57.6 million was classified as a current liability. Certain of our U.S. subsidiaries also sponsor defined benefit pension plans. Net pension liabilities were $153.4 million as of September 30, 2015, of which $1.7 million was classified a current liability.
These liabilities are actuarially determined and we use various actuarial assumptions, including the discount rate, future cost trends, and rates of return on plan assets to estimate the costs and obligations for these items. Our discount rate is determined by utilizing a hypothetical bond portfolio model which approximates the future cash flows necessary to service our liabilities. A decrease in the discount rate used to determine our postretirement benefit and defined benefit pension obligations could result in an increase in the valuation of these obligations, thereby increasing the cost in subsequent fiscal years. We have made assumptions related to future trends for medical care costs in the estimates of retiree health care obligations. Our medical trend assumption is developed by annually examining the historical trend of our cost per claim data. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes or changes in healthcare benefits provided by the government could increase our obligation to satisfy these or additional obligations. Additionally, our reported defined benefit pension funding status may be affected, and we may be required to increase employer contributions, due to increases in our defined benefit pension obligation or poor financial performance in asset markets in future years.
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

Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources or coal-fueled power plant closures. Further, policies limiting available financing for the development of new coal-fueled power plants could adversely impact the global demand for coal in the future. The potential financial impact on us of future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of commercial development and deployment of CCS technologies and the alternative markets for coal. From time to time, we attempt to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require that we make significant assumptions as to the specific provisions of such potential laws, regulations and policies. These analyses sometimes show that certain potential laws, regulations and policies, if implemented in the manner assumed by the analyses, could result in material adverse impacts on our operations, financial condition or cash flow, in view of the significant uncertainty surrounding each of these potential laws, regulations and policies. We do not believe that such analyses reasonably predict the quantitative impact that future laws, regulations or other policies may have on our results of operations, financial condition or cash flows.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Pursuant to the authorization provided at a special meeting of our stockholders held on September 16, 2015, we completed a 1-for-15 reverse stock split of the shares of our common stock on September 30, 2015. Our common stock began trading on a reverse stock split-adjusted basis on the New York Stock Exchange on October 1, 2015. All share and per share data included in this Item 2 have been retroactively restated to reflect the stock split.
Share Repurchase Programs
On October 24, 2008, we announced that our Board of Directors approved an amendment to the then existing share repurchase program to authorize repurchases of up to $1.0 billion of the then outstanding shares of our common stock (Repurchase Program). The Repurchase Program does not have an expiration date and may be discontinued at any time. Through September 30, 2015, we have repurchased a total of 0.5 million shares under the Repurchase Program at a cost of $299.6 million, leaving $700.4 million available for share repurchases under the Repurchase Program. Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. No share repurchases were made under the Repurchase Program during the nine months ended September 30, 2015 or 2014.
Share Relinquishments
We routinely allow employees to relinquish common stock to pay estimated taxes upon the vesting of restricted stock and upon the issuance of common stock related to performance units under our equity incentive plans. The value of common stock tendered by employees is determined based on the closing price of our common stock on the dates of the respective relinquishments.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2015	1,572	$27.26	—	$700.4
August 1 through August 31, 2015	557	30.12	—	700.4
September 1 through September 30, 2015	36	34.20	—	700.4
Total	2,165	$28.12	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock, which are not part of the Repurchase Program.

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
Item 6. Exhibits.
See Exhibit Index at page 78 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	November 9, 2015	By:	/s/ AMY B. SCHWETZ
Amy B. Schwetz
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1
Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011) and Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2015).

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
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