Form 10-Q/A
period 2015-09-30
PEABODY ENERGY CORP
filed 2016-03-09
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Peabody Energy Corporation (“Peabody” or “the Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (the “Original Form 10-Q”) originally filed on November 9, 2015. The Company is filing this Amendment to address comments received from the Staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s review of Peabody’s Registration Statement on Form S-3 filed upon the expiration of the Company’s existing Registration Statement on Form S-3, into which the Original Form 10-Q was incorporated by reference and which was the subject of the Staff's comments.

In response to the Staff’s comments, the Company has amended its Original Form 10-Q to include additional information contained in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Specifically, the Company has included in the section entitled “Liquidity and Capital Resources” additional detail regarding (i) certain financial covenants contained in the Company’s 2013 Credit Facility and its compliance with such covenants at September 30, 2015; (ii) sources of earnings and adjustments allowable under the Company’s 2013 Credit Facility to be included with its operating results for purposes of determining financial covenant compliance; and (iii) the impact of non-compliance with the Company’s financial covenants on its business, financial condition and results of operations that were previously disclosed in Part II, Item 1A. Risk Factors of the Original Form 10-Q. The Company has also updated Part II, Item 1A. Risk Factors in the Amendment to clarify the conditions under which non-compliance with its financial covenants is possible.

In addition, the Company is including in this Amendment updated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, and 31.2, and 32.1 and 32.2, respectively.

Except as described above, this Amendment does not otherwise revise, restate, modify or update any information included in the Original Form 10-Q. Additionally, this Amendment does not reflect events occurring after the period covered by the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and with Peabody’s other filings with the SEC prior to the time of the filing of the Original Form 10-Q.

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

•
amended certain other negative covenants to (1) reduce the annual cash dividend payments basket to a maximum of $27.5 million (with carryforward permitted), (2) reduce the additional general restricted payments basket, which includes dividends, stock repurchases and certain investments, to a maximum of $100.0 million (though we may also make restricted payments using another basket whose size is based on, among other things, positive earnings during the term of the agreement) and (3) further limit our ability to incur liens, incur debt and make investments; and

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
The financial covenants included in our 2013 Credit Facility require us to maintain a maximum Consolidated Net Secured First Lien Leverage Ratio, as defined in the 2013 Credit Facility, and a minimum Consolidated Interest Coverage Ratio, as defined in the 2013 Credit Facility. More specifically, we are required to maintain, as of the end of any fiscal quarter, (1) a Consolidated Net Secured First Lien Leverage Ratio, which is the ratio of Consolidated Net Senior First Lien Secured Debt, as defined in the 2013 Credit Facility, to Consolidated EBITDA, as defined in such agreement, not to exceed 4.5 to 1.0 and (2) a Consolidated Interest Coverage Ratio, which is the ratio of Consolidated EBITDA to Consolidated Net Cash Interest Charges, as defined in the 2013 Credit Facility of at least 1.0 to 1.0, in each case calculated for the four prior consecutive quarters. Our Consolidated Net Secured First Lien Leverage Ratio was approximately 1.3 to 1.0 and our Consolidated Interest Coverage Ratio was approximately 1.6 to 1.0, in each case, as of September 30, 2015. Our ability to borrow on the 2013 Revolver under the 2013 Credit Facility is conditioned upon compliance with these covenants and our borrowing capacity under the 2013 Credit Facility may be less than the maximum borrowing capacity. The maximum borrowing capacity under the 2013 Credit Facility is limited by our Consolidated Net Secured First Lien Leverage Ratio, as described above, such that any borrowings under the 2013 Revolver plus outstanding borrowings under the 2013 Term Loan Facility and any other senior secured first lien debt, less cash and cash equivalents, cannot exceed our Consolidated EBITDA, as defined in the 2013 Credit Facility, as of the end of any computation period by a ratio of more than 4.5 to 1.0.

If our reported Adjusted EBITDA and other sources of earnings or adjustments used to calculate Consolidated EBITDA, fall below our Consolidated Net Cash Interest Charges during 2016, it is reasonably possible that our borrowing capacity may be substantially limited by, and we may not comply with, our financial ratio covenants. Other sources of earnings or adjustments to our reported Adjusted EBITDA provided for under our covenants may include, in certain instances, cash proceeds from asset monetization activities. We believe it is probable that we will be able to maintain compliance with our covenants during the remainder of 2015 and 2016; however, given the uncertainty surrounding future market conditions and asset sales, it is possible we will not be able to do so. If we experience or expect to experience a financial covenant breach, we could request an amendment to, or waiver of, the covenant from our revolving lenders.
We have a history of engaging with our lenders to proactively address ongoing covenant compliance and our liquidity and financial flexibility, as evidenced by the First Amendment discussed above. Nonetheless, we cannot guarantee that such endeavors, if necessary, would prove successful in the future. If we violate these covenants and are unable to obtain waivers from our lenders, our 2013 Credit Facility, our Senior Notes, our Senior Secured Second Lien Notes and our Debentures would be in default and the debt owing under such agreements could be accelerated. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason and we are unable to successfully restructure our debt, our business, financial condition and results of operations could be materially and adversely affected. Refer to Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A. “Risk Factors” of this report for a discussion of the risks associated with our indebtedness, liquidity and debt covenants.
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
If our reported Adjusted EBITDA and other sources of earnings or adjustments used to calculate Consolidated EBITDA fall below our Consolidated Net Cash Interest Charges during 2016, it is reasonably possible that our borrowing capacity may be substantially limited by, and we may not comply with, our financial covenants. If we violate these covenants and are unable to obtain waivers from our lenders, our 2013 Credit Facility, our Senior Notes, our Senior Secured Second Lien Notes and our Debentures would be in default and the debt owing under such agreements could be accelerated. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of our other debt or equity securities and may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
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

PEABODY ENERGY CORPORATION
Date:	March 8, 2016	By:	/s/ AMY B. SCHWETZ
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