Form 10-K/A
period 2015-12-31
PEABODY ENERGY CORP
filed 2016-04-29
CIK 1064728

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

EXPLANATORY NOTE

Peabody Energy Corporation (“Peabody” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2016. The Company is filing this Amendment solely to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end.

On April 13, 2016, the Company and a majority of the Company’s wholly owned domestic subsidiaries, as well as one international subsidiary in Gibraltar, filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri. As such, the Company does not expect to file a definitive proxy statement containing this information before April 29, 2016 and therefore the Company is filing this Amendment to include the Part III information in its Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment.

This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K, and it deletes the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the definitive proxy statement into Part III of the Original Form 10-K. Except as described above, this Amendment does not otherwise revise, restate, modify or update any information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC prior to the time of the filing of the Original Form 10-K.

Peabody Energy Corporation	2015 Form 10-K/A	1

Note:	The words “we,” “our,” “Peabody” or “the Company” as used in this report refer to Peabody Energy Corporation or its applicable subsidiary or subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Company
WILLIAM A. COLEY Age: 72 Director Since: March 2004	Board Committees: Compensation Health, Safety, Security and Environmental	Other Public Directorships: None Former Public Directorships: British Energy Group plc CT Communications, Inc. SouthTrust Bank

From March 2005 to July 2009, Mr. Coley served as Chief Executive Officer and Director of British Energy Group plc, the United Kingdom’s largest electricity producer. He was previously a non-executive director of British Energy. Mr. Coley served as President of Duke Power, the U.S.-based global energy company, from 1997 until his retirement in February 2003. During his 37-year career at Duke Power, Mr. Coley held various officer-level positions in the engineering, operations and senior management areas, including Vice President, Operations (1984-1986), Vice President, Central Division (1986-1988), Senior Vice President, Power Delivery (1988-1990), Senior Vice President, Customer Operations (1990-1991), Executive Vice President, Customer Group (1991-1994) and President, Associated Enterprises Group (1994-1997). Mr. Coley was elected to the board of Duke Power in 1990 and was named President following Duke Power’s acquisition of PanEnergy in 1997. Mr. Coley earned his B.S. in electrical engineering from the Georgia Institute of Technology and is a registered professional engineer. He is also a director of two private companies, E. R. Jahna Enterprises and Ontario Power Generation.

Mr. Coley’s executive management and energy industry experience, together with his past service on other public company boards of directors, make him a valued advisor and highly qualified to serve as a member of the Board and its Health, Safety, Security and Environmental and Compensation Committees.

WILLIAM E. JAMES Age: 70 Director Since: July 2001	Board Committees: Compensation Nominating and Corporate Governance	Other Public Directorships: None Former Public Directorships: Ener1, Inc.

In July 2000, Mr. James co-founded RockPort Capital Partners LLC, a venture capital fund specializing in energy and power, advanced materials, process and prevention technologies, transportation and green building technologies. From July 2000 to December 2013, he was Managing General Partner of the fund. In January 2014, he became a General Partner of the fund. Prior to joining RockPort, Mr. James co-founded and served as Chairman and Chief Executive Officer of Citizens Power LLC, the nation’s first and a leading power marketer. He also co-founded the nonprofit Citizens Energy Corporation and served as the Chairman and Chief Executive Officer of Citizens Corporation, its for-profit holding company, from 1987 to 1996. Mr. James is also a director of a private company, MicroSeismic, Inc.

Mr. James’ executive management and energy industry experience, together with his past service on another public company board of directors, make him a valued advisor and highly qualified to serve as a member of the Board and its Compensation and Nominating and Corporate Governance Committees.

Peabody Energy Corporation	2015 Form 10-K/A	2

ROBERT B. KARN, III Age: 74 Director Since: January 2003	Board Committees: Audit Nominating and Corporate Governance

Other Public Directorships:

Natural Resource Partners L.P.

Numerous NYSE-listed closed-end, open-end mutual and exchange-traded funds under the Guggenheim Financial Family of Funds

(about 100 funds)

Investment Company Directorships: Kennedy Capital Management

Former Investment Company Directorships:

Fiduciary/Claymore

Dynamic Equity Fund

Mr. Karn is a financial consultant and former managing partner in financial and economic consulting with Arthur Andersen LLP in St. Louis. Before retiring from Arthur Andersen in 1998, Mr. Karn served in a variety of accounting, audit and financial roles over a 33-year career, including Managing Partner in charge of Arthur Andersen’s global coal mining practice from 1981 through 1998. He is a Certified Public Accountant and has served as a Panel Arbitrator with the American Arbitration Association.

Mr. Karn’s extensive experience in accounting, auditing and financial matters, together with his service on other boards of directors, make him a valued advisor and highly qualified to serve as a member of the Board and its Audit and Nominating and Corporate Governance Committees.

GLENN L. KELLOW Age: 48 Director Since: January 2015	Board Committees: Executive	Other Public Directorships: None

Mr. Kellow was named our President and Chief Operating Officer in August 2013, our President, Chief Executive Officer-elect and a director in January 2015 and our President and Chief Executive Officer in May 2015. Mr. Kellow has extensive experience in the global resource industry, where he has served in multiple executive, operational and financial roles in coal and other commodities in the United States, Australia and South America. From 1985 to 2013, Mr. Kellow served in a number of roles with BHP Billiton, the world’s largest mining company, including senior appointments as President, Aluminum and Nickel (2012-2013), President, Stainless Steel Materials (2010-2012), President and Chief Operating Officer, New Mexico Coal (2007-2010), and Chief Financial Officer, Base Metals (2003-2007). He is a director and executive committee member of the World Coal Association and the U.S. National Mining Association, and the International Energy Agency Coal Industry Advisory Board. He is the former Chairman of Worsley Alumina in Australia, Chairman of Mozal in Mozambique, and Chairman of the global Nickel Institute. In addition, he is a past member of the executive committee of the Western Australian Chamber of Minerals and Energy and the advisory board of the Energy and Mining Institute of the University of Western Australia. Mr. Kellow is a graduate of the advanced management program at the University of Pennsylvania’s Wharton School of Business and holds a master’s degree in business administration and a bachelor’s degree in commerce from the University of Newcastle. He holds an honorary Doctor of Science degree from the South Dakota School of Mines and Technology.

Mr. Kellow’s extensive experience in the global resource industry makes him highly qualified to serve as a member of our Board, its Executive Committee, and our President and Chief Executive Officer.

Peabody Energy Corporation	2015 Form 10-K/A	3

HENRY E. LENTZ Age: 71 Director Since: February 1998	Board Committees: Executive Health, Safety, Security and Environmental Nominating and Corporate Governance (Chair)	Other Public Directorships: CARBO Ceramics, Inc. Macquarie Infrastructure Company WPX Energy, Inc. Former Public Directorships: Rowan Companies, Inc.

Mr. Lentz served as a Managing Director of Lazard Frères & Co. LLC, an investment banking firm, from June 2009 to May 2011. He was a Managing Director of Barclays Capital, an investment banking firm and successor to Lehman Brothers Inc., an investment banking firm, from September 2008 to June 2009. From January 2004 to September 2008 he was employed as an Advisory Director by Lehman Brothers. He joined Lehman Brothers in 1971 and became a Managing Director in 1976. He left the firm in 1988 to become Vice Chairman of Wasserstein Perella Group, Inc., an investment banking firm. In 1993, he returned to Lehman Brothers as a Managing Director and served as head of the firm’s worldwide energy practice. In 1996, he joined Lehman Brothers’ Merchant Banking Group as a Principal and in January 2003 became a consultant to the Merchant Banking Group.

Mr. Lentz’s experience in investment banking and financial matters, together with his experience in serving on other public company boards of directors, make him a valued advisor and highly qualified to serve as a member of the Board and its Executive and Health, Safety, Security and Environmental Committees and as Chair of its Nominating and Corporate Governance Committee.

ROBERT A. MALONE Age: 64 Director Since: July 2009	Board Committees: Executive (Chair) Nominating and Corporate Governance Non-Executive Chairman	Other Public Directorships: Halliburton Company Teledyne Corporation

Mr. Malone was elected Executive Chairman, President and CEO of First Sonora Bancshares, Inc., a financial services holding company, in October 2014. He was previously President and Chief Executive Officer of the First National Bank of Sonora, Texas, a position he held from October 2009 to October 2014. He is a retired Executive Vice President of BP plc and the retired Chairman of the Board and President of BP America Inc., at the time the largest producer of oil and natural gas and the second largest gasoline retailer in the U.S. He served in that position from 2006 to 2009. Mr. Malone previously served as Chief Executive Officer of BP Shipping Limited from 2002 to 2006, as Regional President Western United States, BP America Inc. from 2000 to 2002 and as President, Chief Executive Officer and Chief Operating Officer, Alyeska Pipeline Service Company from 1996 to 2000. Mr. Malone previously served in senior positions with Kennecott Copper Corporation. He is also a director of four private companies, First Sonora Bancshares, Inc., the First National Bank of Sonora, Texas, INTERA Incorporated and International City Mortgage, Inc.

Mr. Malone’s global executive operating experience, including crisis management and safety performance, and mining, engineering and energy industry experience, together with his service on another public company board of directors, make him a valued advisor and highly qualified to serve as the non-executive Chairman of the Board and on the Board’s Nominating and Corporate Governance Committees and as Chair of its Executive Committee.

Peabody Energy Corporation	2015 Form 10-K/A	4

WILLIAM C. RUSNACK Age: 71 Director Since: January 2002	Board Committees: Audit Compensation (Chair) Executive	Other Public Directorships: Sempra Energy Company Flowserve Corporation Former Public Directorships: Solutia Inc.

Mr. Rusnack served as the President and Chief Executive Officer of Premcor Inc., one of the largest independent oil refiners in the U.S. prior to its acquisition by Valero Energy Corporation in 2005. He served as President, Chief Executive Officer and Director of Premcor from 1998 to February 2002. Prior to joining Premcor, Mr. Rusnack was President of ARCO Products Company, the refining and marketing division of Atlantic Richfield Company. During a 31-year career at ARCO, he was also President of ARCO Transportation Company and Vice President of Corporate Planning.

Mr. Rusnack’s executive management and energy industry experience, together with his service on other public company boards of directors, make him a valued advisor and highly qualified to serve as a member of the Board and its Executive and Audit Committees and as Chair of its Compensation Committee.

MICHAEL W. SUTHERLIN Age: 69 Director Since: January 2014	Board Committees: Compensation Health, Safety, Security and Environmental	Other Public Directorships: Tesco Corporation Schnitzer Steel Industries, Inc. Former Public Directorships: Joy Global Inc.

Mr. Sutherlin served as the President and Chief Executive Officer of Joy Global Inc., a mining equipment and services provider from 2006 to 2013. From 2003 to 2006, he served as Executive Vice President of Joy Global Inc. and as President and Chief Operating Officer of its subsidiary, Joy Mining Machinery. Prior to joining Joy Global Inc., Mr. Sutherlin served as President and Chief Operating Officer of Varco International, Inc.

Mr. Sutherlin’s executive operating experience and industry experience, together with his experience in serving on other public company boards of directors, make him a valued advisor and highly qualified to serve as a member of the Board and its Compensation and Health, Safety, Security and Environmental Committees.

JOHN F. TURNER Age: 74 Director Since: July 2005	Board Committees: Executive Health, Safety, Security and Environmental (Chair) Nominating and Corporate Governance	Other Public Directorships: None Former Public Directorships: American Electric Power Company, Inc. Ashland, Inc. International Paper Company

Mr. Turner served as Assistant Secretary of State for the Bureau of Oceans and International Environmental and Scientific Affairs from November 2001 to July 2005. Mr. Turner was previously President and Chief Executive Officer of The Conservation Fund, a national nonprofit organization dedicated to public-private partnerships to protect land and water resources. He was director of the U.S. Fish and Wildlife Service from 1989 to 1993. Mr. Turner also served in the Wyoming state legislature for 19 years and is a past president of the Wyoming State Senate. He serves on the National Council of The Conservation Fund. Mr. Turner also serves as Chairman of the Board of Advisors to the Haub School of Environment and Natural Resources, the University of Wyoming.

Mr. Turner’s extensive experience in international, environmental, regulatory and governmental affairs and public policy, together with his past service on other public company boards of directors, make him a valued advisor and highly qualified to serve as a member of the Board and its Executive and Nominating and Corporate Governance Committees and as Chair of its Health, Safety, Security and Environmental Committee.

Peabody Energy Corporation	2015 Form 10-K/A	5

SANDRA A. VAN TREASE Age: 55 Director Since: January 2003	Board Committees: Audit (Chair) Executive Health, Safety, Security and Environmental	Other Public Directorships: Enterprise Financial Services Corporation

Ms. Van Trease is Group President, BJC HealthCare, a position she has held since September 2004. BJC HealthCare is one of the nation’s largest nonprofit healthcare organizations, delivering services to residents in the greater St. Louis, southern Illinois and mid-Missouri regions. Prior to joining BJC HealthCare, Ms. Van Trease served as President and Chief Executive Officer of UNICARE, an operating affiliate of WellPoint Health Networks Inc., from 2002 to September 2004. Ms. Van Trease also served as President, Chief Financial Officer and Chief Operating Officer of RightCHOICE Managed Care, Inc. from 2000 to 2002 and as Executive Vice President, Chief Financial Officer and Chief Operating Officer from 1997 to 2000. Prior to joining RightCHOICE in 1994, she was a Senior Audit Manager with Price Waterhouse LLP. She is a Certified Public Accountant and Certified Management Accountant.

Ms. Van Trease’s executive management, healthcare and accounting experience, together with her experience in serving on another public company board of directors, make her a valued advisor and highly qualified to serve as a member of the Board and its Executive and Health, Safety, Security and Environmental Committees and as Chair of its Audit Committee.

HEATHER A. WILSON Age: 55 Director Since: August 2013	Board Committees: Audit Nominating and Corporate Governance	Other Public Directorships: Raven Industries, Inc.

Dr. Wilson has served as President of the South Dakota School of Mines and Technology since June 2013. During 2011 and 2012, Dr. Wilson was a candidate for election to the U.S. Senate. From 2009 to 2011, she served as President of the consulting firm of Heather Wilson & Company. From 1998 to 2009, Dr. Wilson served as a member of the U.S. House of Representatives, where she served as a senior member of the House Energy and Commerce Committee and Chair of the House Intelligence Subcommittee on Technical and Tactical Intelligence. Prior to that time, Dr. Wilson served as Cabinet Secretary for the State of New Mexico Children, Youth and Families Department, as founder and President of Keystone International, Inc., a company dedicated to international business development, and as Staff Director of Defense Policy and Arms Control for the National Security Council. She is a former U.S. Air Force officer.

Dr. Wilson’s experience in government, strategy and global affairs and intelligence make her a valued advisor and highly qualified to serve as a member of the Board and its Audit and Nominating and Corporate Governance Committees.

Executive Officers of the Company

Information concerning the executive officers of the Company is set forth in Part I, Item 1. “Business” under the caption “Executive Officers of the Company” of the Original Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers and directors and persons beneficially holding more than 10% of our Common Stock are required under the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership of our Common Stock with the SEC and the New York Stock Exchange (“NYSE”). We file these reports of ownership and changes in ownership on behalf of our officers and directors.

To the best of our knowledge, based solely on our review of the copies of such reports furnished to us during the fiscal year ended December 31, 2015, filings with the SEC and written representations from certain reporting persons that no additional reports were required, all required reports were timely filed for such fiscal year.

Peabody Energy Corporation	2015 Form 10-K/A	6

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics can be found on our website (www.peabodyenergy.com) by clicking on “Investors” and then “Corporate Governance.” Information on our website is not considered part of the Original Form 10-K or this Amendment. The Code of Business Conduct and Ethics applies to all of our directors, officers and salaried employees.

Director Nomination Process and Proxy Access

As of the date of this Amendment, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on March 24, 2015 (the “2015 Proxy Statement”).

Effective December 10, 2015, the Company modified its Amended and Restated Bylaws to implement “proxy access,” a means for shareholders to include shareholder-nominated director candidates in the Company’s proxy materials for annual meetings of shareholders. The proxy access process will first be available to shareholders in connection with the Company’s 2017 annual meeting of shareholders.

The Audit Committee

The Company has a standing Audit Committee consisting of Ms. Van Trease, Mr. Karn, Mr. Rusnack and Dr. Wilson. The Board of Directors has affirmatively determined that, in its judgment, all members of the Audit Committee are independent under NYSE and SEC rules. The Board also has determined that each of Messrs. Rusnack and Karn and Ms. Van Trease is an “audit committee financial expert” under SEC rules.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

On April 13, 2016, the Company and a majority of the Company’s wholly owned domestic subsidiaries, as well as one international subsidiary in Gibraltar, filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. Section 503(c) of the Bankruptcy Code places limitations on payments made to insiders of a company for retention payments, severance payments or other payments outside of the ordinary course of business. In addition, payment of prepetition deferred compensation arrangements are limited by the Bankruptcy Code. Accordingly, certain aspects of our NEOs’ compensation noted herein will likely be subject to limitations.

Modifications to Our Named Executive Officer Compensation Program in 2015

For the year ended December 31, 2015, our named executive officers (“NEOs” or “Named Executive Officers”) include the following individuals:

Current Officers	Title as of December 31, 2015
Glenn L. Kellow(1)	President and Chief Executive Officer
Amy B. Schwetz(2)	Executive Vice President and Chief Financial Officer
Charles F. Meintjes	President – Australia
Andrew P. Slentz(3)	Executive Vice President Human Resources and Administration
Kemal Williamson	President – Americas
Former Officers	Former Title
Gregory H. Boyce(1)	Executive Chairman and Chief Executive Officer
Michael C. Crews(2)	Executive Vice President and Chief Financial Officer

(1)	On January 22, 2015, Mr. Kellow was appointed President and CEO-elect, and he became CEO effective May 4, 2015. At that time, Mr. Boyce became Executive Chairman. Mr. Boyce separated from the Company on December 31, 2015.
(2)	On July 1, 2015, Ms. Schwetz was appointed Executive Vice President and Chief Financial Officer in conjunction with Mr. Crews’ voluntary resignation on the same date. Mr. Crews remained with the Company until July 31, 2015.
(3)	Mr. Slentz voluntarily resigned from the Company on March 31, 2016.

Peabody Energy Corporation	2015 Form 10-K/A	7

The Compensation Committee, together with the independent members of the Board with respect to the compensation of our President and CEO (the independent directors of the Board comprising the “Special Committee”), have responsibility for oversight of our executive compensation framework and, working with external advisors and senior management, aligning pay with performance and creating incentives that reward operational excellence, safety and financial prudence and ultimately are designed to create shareholder value. The following is a summary of the key NEO program decisions and actions for 2015:

¡	Both Mr. Kellow and Mr. Boyce requested a voluntary 10% reduction in their annual base salaries in response to market conditions and to align with our other cash conservation initiatives;

¡	Target compensation for Mr. Kellow was established at the 25th percentile of the market, as further described below;

¡	Using negative discretion, award payouts under the 2015 annual cash incentive plan were reduced to 50% of amounts earned based on actual performance;

¡

For our 2015 long-term equity incentive program, we changed the mix of awards to 25% stock options, 25% time-based restricted stock and 50% performance units to better align with competitive market practices, optimize share usage and balance the equity vehicles;

¡	We updated the industrial-based compensation comparator group (“Compensation Peer Group”) to reflect changes in our company size and market capitalization; and

¡

For our 2015 annual cash incentive plan, we updated our safety metric to equally weigh a Global Safety Incidence Rate metric (inclusive of contractors), and the implementation of our safety management system to continue integration with injury prevention.

2015 Named Executive Officer Compensation Program

For 2015, the principal components of NEO compensation were:

¡	Base salary;

¡	Annual cash incentive;

¡	Long-term incentives; and

¡	Retirement and other benefits provided on the same basis as those provided to other employees.

As determined by the Compensation Committee and the Special Committee (together, the “Committees”), the graph on the following page illustrates the mix of target direct compensation for our NEOs at the time their 2015 long-term incentive awards were granted in January 2015. Further, our CEO Pay Mix and Other NEO Pay Mix reflect the average target direct compensation mix for positions that were held by more than one individual during 2015 (as described in more detail in the footnotes to the graph). We believe presenting our compensation information in this manner provides an accurate representation of the Company’s 2015 compensation practices. For purposes of the graph, target direct compensation includes base salary, annual cash incentive at target, and long-term incentive awards at target.

Peabody Energy Corporation	2015 Form 10-K/A	8

(1)

Peabody’s CEO Pay Mix is based on the average of Messrs. Kellow and Boyce’s base salaries, annual cash incentives at target and long-term incentives at target because both individuals held the position of CEO in 2015.

(2)

Peabody’s Other NEO Pay Mix includes the average of Ms. Schwetz and Mr. Crews’ base salaries, annual cash incentives at target and long-term incentives at target since both individuals held the position of CFO in 2015.

Our target total direct compensation program is relatively consistent with that of our Compensation Peer Group, as shown in the graph above. In the graph, restricted stock is depicted as being time-based. However, we believe the value of our restricted stock awards at current prices are at risk and therefore aligned with shareholder interests, as the potential earned value increases or decreases with stock price fluctuations. The Committees believe this overall mix of total direct compensation:

¡	Encourages alignment of NEO compensation with shareholders’ interests; and

¡	Guides NEO decision-making to deliver long-term value for the benefit of the enterprise.

2015 Annual Cash Incentive Awards

In 2015, our NEOs earned annual cash incentive awards ranging from 100% to 111% of target, based on our performance against the Price-collar Adjusted EBITDA, Adjusted Total Costs, Sales Volumes, and Safety (each as defined on page 14) targets discussed on page 14, as well as their performance against individual goals as discussed on page 15. By “controlling the controllable,” we believe our NEOs demonstrated the appropriate focus on, and performance with respect to, those metrics that most significantly impact our annual results.

The aggregate performance against business metrics was approximately 100% of target. However, management requested, and the Board approved, decreasing annual cash incentive payouts by 50% to reflect current market conditions. This reduction in the annual cash incentive resulted in cash payouts ranging from 50% to 62% of target, further aligning our NEOs with shareholders. Ms. Schwetz’s annual cash incentive payout was reduced to 62% which approximates 50% of her target cash payout calculated using her annual incentive target and her base salary as of the end of the fiscal year.

2015 Long-Term Incentive Awards

With respect to our 2013 performance unit program results, our NEOs earned 27% of target units, consistent with our three-year total shareholder return (“TSR”) versus the coal comparator peer group (“Performance Unit Peer Group”) and the S&P 500 Index, excluding financial services companies (the “S&P 500 Index Group”), during the 2013-2015 performance period, as described on pages 32-33.

However, due to the decline in our share price during the performance period, the value of the shares awarded in payment of the earned units was less than 1% of the original grant date value, resulting in a 99% decline in long-term incentive compensation value for the NEOs.

As of December 31, 2015, all stock options and stock appreciation rights (“SARs”) held by our NEOs were “out-of-the-money” and therefore had no realizable value. On an aggregate basis, as of December 31, 2015, all

Peabody Energy Corporation	2015 Form 10-K/A	9

unvested restricted stock, restricted stock units and performance units held by our NEOs are worth approximately 4% of their grant date fair value. The following chart reflects the fair value of our outstanding long-term incentive awards as of December 31, 2015 compared to their grant date fair values:

	Grant Date Fair Value					Fair Value a t December 31, 2015

Officer	Outstanding Options (Exercisable and Unexercisable) ($)	Unvested Restricted Stock ($)	Unvested Restricted Stock Units ($)	Outstanding Performance Units ($)	Total ($)	Outstanding Options (Exercisable and Unexercisable) ($)	Unvested Restricted Stock ($)	Unvested Restricted Stock Units ($)	Outstanding Performance Units ($)	Total ($)	% Fair Value Decline Since Grant Date

Glenn L. Kellow	2,749,665	749,890	1,616,062	4,219,477	9,335,094	-	49,605	-	17,213	66,818	-99%
Amy B. Schwetz	-	554,546	-	-	554,546	-	20,130	-	-	20,130	-96%
Charles F. Meintjes	372,406	1,949,947	-	2,673,054	4,995,407	-	68,491	-	9,085	77,576	-98%
Kemal Williamson	4,880,714	249,963	-	2,430,043	7,560,720	-	16,535	-	8,258	24,793	-100%
Andrew P. Slentz(1)	330,650	1,197,127	-	552,194	2,079,971	-	37,271	-	2,928	40,199	-98%
Gregory H. Boyce	23,937,050	1,103,531	2,999,624	10,098,527	38,138,732	-	72,998	117,865	33,265	224,128	-99%
Michael C. Crews	4,199,293	337,503	-	2,728,508	7,265,304	-	22,326	-	9,725	32,051	-100%

Total	36,469,778	6,142,507	4,615,686	22,701,803	69,929,774	-	287,356	117,865	80,474	485,695	-99%

(1) Mr. Slentz voluntarily resigned from the Company effective March 31, 2016.

Taken as a whole, these results demonstrate that our NEOs are receiving approximately one-third of targeted total direct compensation, defined on page 12, a direct alignment of executive pay with shareholder returns.

Named Executive Officer Compensation Program Changes for 2016

On April 13, 2016, the Company and a majority of the Company’s wholly owned domestic subsidiaries, as well as one international subsidiary in Gibraltar (the subsidiaries together with the Company, the “Debtors”), filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”), for which joint administration has been approved under Case No. 16-42529. Each Debtor will continue to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. The Bankruptcy Code places restrictions on certain compensation paid to the Company’s employees, including NEOs. As a result, our 2016 NEO compensation program may be impacted by the Bankruptcy Petitions. Any description in this Amendment of our 2016 NEO compensation program may be subject to modification as a result of our Bankruptcy Petitions.

¡

For 2016, we continued to revise our NEO compensation program to reflect the ongoing market decline in the global coal sector, provide focus on key line-of-sight metrics critical to the business and preserve shares in a depressed environment. These changes are currently intended to be a short-term solution due to the distressed nature of the industry and coal stocks.

¡	To limit share utilization and reduce the burn rate for the Peabody Energy Corporation 2015 Long-Term Incentive Plan, we made the following modifications:

¡	Rebalanced our award vehicles by eliminating stock options and relative TSR performance units;

¡

Focused on share conservation by awarding 50% of long-term incentive awards in the form of performance-based restricted stock units (“PRSUs”) and 50% in the form of service-based cash awards (the “Cash Awards”):

¡	The maximum payout for the PRSUs is capped at 100% versus a 200% historic maximum;

¡	The performance metric for the PRSUs relates to compliance with the Company’s secured credit agreement, which, as disclosed in the Original Form 10-K we did not achieve;

¡

The PRSUs vest one-third per year and shares are delivered in settlement of earned awards after the end of the three-year performance period, subject to achievement of the performance metric in each year; and

¡

The Cash Awards are intended to add a retentive element. Cash Awards vest in three substantially equal annual tranches over three years and are paid annually after each of the three anniversaries of the grant date;

Peabody Energy Corporation	2015 Form 10-K/A	10

¡	Modified the 2016 approach for granting PRSUs, resulting in further share conservation and lower awards to NEOs:

¡

PRSUs awarded and the ’NEO’s grant date fair value was reduced by approximately 50% as a result of the difference between $7.75 per share, the closing stock price per share of Peabody common stock on January 4, 2016, and $15 per share, the assumed share price used to calculate the number of units awarded; and

¡	Added restrictive covenants and notice period requirements to award agreements:

¡	Non-compete and non-solicitation provisions were added to all long-term incentive award agreements; and

¡	Notice period requirements were added to the award agreements and state that certain individuals provide at least ninety days advance notice of voluntary termination.

¡	In line with our overall goal of focusing on line-of-sight metrics, the 2016 short-term cash incentive award is tied to measureable financial and safety goals over which the NEO has direct control:

¡	Metrics were simplified to include Price-collar Adjusted EBITDA weighted at 50%, Safety weighted at 25% and Individual Objectives weighted at 25%;

¡

In order to motivate our employees in a distressed environment and promote their retention, our annual cash incentive award will be paid in two installments, with the first installment based on mid-year results and paid after the first six months of the year and the second installment based on full-year results and paid after the end of the year;

¡

Given the coal pricing environment, we retained a coal pricing collar, but with a maximum range at plus or minus $100 million, which limits the upside and downside related to significant price changes; and

¡	We did not make any increases to target annual cash incentive award levels unless they were in connection with a promotion.

¡

2016 Base Salary Adjustments – For 2016, Peabody provided a 1% increase to the salaries of all salaried employees (including the NEOs’ salaries). In addition, in early March, the Committees approved a 5% increase in salary for Mr. Kellow and a 7% increase in salary for Ms. Schwetz to bring their base salaries closer to market median within our Compensation Peer Group (as defined below) and in recognition of their individual performance.

¡

Employment Agreements - All NEOs have transitioned out of employment agreements and are participants in the 2015 Amended and Restated Executive Severance Plan, with the exception of Mr. Kellow, who is expected to similarly transition in September 2016 when his current employment agreement expires. The terms of the 2015 Amended and Restated Executive Severance Plan and Mr. Kellow’s employment agreement are summarized on pages 23–24.

2015 Say-on-Pay Results

At the 2015 Annual Meeting of Shareholders, 58.9% of the votes cast on our advisory resolution to approve NEO compensation (Item 3) were in favor of our NEOs’ compensation. This vote is commonly known as “Say-on-Pay.” The Compensation Committee considered the result of this 2015 Say-on-Pay vote at its meetings following the 2015 Annual Meeting of Shareholders, and while it reflects majority support for our NEO compensation program, this result is less than desired. We performed the following actions to obtain shareholder feedback on our compensation practices:

¡

Contacted our 50 largest institutional shareholders as of April 2015. Ten shareholders (owning approximately 23% of our outstanding stock measured as of April 2015) agreed to have at least one telephonic meeting with us. The valuable feedback indicated that:

¡	Shareholders wanted greater transparency around program structure and the linkage between pay and performance;

¡	Shareholders requested more information about the drivers behind compensation decisions, and requested expanded explanation on selected incentive metrics;

Peabody Energy Corporation	2015 Form 10-K/A	11

¡	Shareholders provided feedback regarding our CEO succession process and other aspects of our corporate governance, specifically the separation of the Chairman and CEO roles; and

¡	Shareholders suggested that we review our Compensation Peer Group.

¡

As a result of these discussions, we have attempted, where possible, to address shareholder comments for each topic in our compensation program design and throughout this Compensation Discussion and Analysis (or “CD&A”).

¡	We reviewed our Compensation Peer Group, and made changes as described below on page 21.

Performance Basis for Our 2015 Named Executive Officer Compensation Program

Decisions regarding executive compensation made by the Compensation Committee and the Special Committee during 2015 reflect our industry context, operating environment and results. Our compensation philosophy and programs are based on the following core principles: competitive compensation opportunities and shareholder alignment through stock ownership and pay for performance.

In 2015, the Compensation Committee, in conjunction with our independent advisors, reviewed our executive compensation program to determine whether it appropriately aligns pay and performance and links officer activities and performance with shareholder interests. The analysis indicated that our 2015 executive compensation program did align with our compensation philosophy and performance and the program appropriately links pay and performance.

For 2015, the performance-based portion of NEO compensation consisted of an annual cash incentive opportunity, performance units, stock options and restricted stock awarded under our 2011 Long-Term Equity Incentive Plan. Annual cash incentive plan payouts were contingent on meeting certain goals for Price-collar Adjusted EBITDA, Adjusted Total Costs, Sales Volume (tons), Safety (each as defined on page 14) and individual achievement. For 2015, our NEOs earned annual cash incentive payouts ranging from 100% to 111% of target; however, upon management’s request and Board approval, award payouts were reduced by 50% and resulted in cash payouts ranging from 50% to 62% of target, further aligning our NEOs’ compensation results with shareholders’ investment results. Ms. Schwetz’s annual cash incentive payout was reduced to 62% which approximates 50% of her target cash payout calculated using her annual incentive target and her base salary as of the end of the fiscal year.

With respect to our performance unit program, our NEOs earned 27% of target units, consistent with our three-year TSR relative to the Performance Unit Peer Group and the S&P 500 Index Group during the 2013-2015 performance period.

However, due to the decline in our share price during the performance period, the value of the earned units was less than 1% of the original grant date value, resulting in a 99% decline in long-term incentive compensation value for the NEOs. As of December 31, 2015, the performance metrics underlying the performance units granted in 2014 were not on course to be achieved and the performance metrics underlying the performance units granted in 2015 were on course to be achieved at only 25% of target. On their grant dates, the 2014 and 2015 performance units held by our NEOs had an aggregate fair value of approximately $15 million.

As of December 31, 2015, all stock options and SARs held by our NEOs were “out-of-the-money” and therefore had no realizable value. On an aggregate basis, as of December 31, 2015, all unvested restricted stock, restricted stock units and performance units held by our NEOs are worth approximately 4% of their grant date fair value. The chart on page 10 reflects the fair value of our outstanding long-term incentive awards as of December 31, 2015 compared to their grant date fair values.

The following discussion provides detail regarding our executive compensation program and 2015 compensation arrangements for each of our NEOs.

What We Pay and Why: Elements of Compensation

We have three elements of total direct compensation (“TDC”): base salary, annual cash incentive and long-term incentives. As illustrated in the chart on page 9, in 2015, 68% of reported TDC for our President and CEO and former Chairman and CEO combined, and 55% of reported TDC for our other NEOs was performance-based and not guaranteed. In the chart, restricted stock is depicted as being time-based; however, we believe the value of our restricted stock awards are at risk as the potential earned value increases or decreases with stock price fluctuations. This places the vast majority of the NEO total direct compensation at-risk and in direct alignment with shareholders’ interests.

Peabody Energy Corporation	2015 Form 10-K/A	12

Base Salary

We pay base salaries to attract and retain talented executives and to provide a fixed base of cash compensation. The base salaries of our President and CEO, and our former Executive Chairman, were recommended by the Compensation Committee and approved by the Special Committee after review of peer information conducted by the Compensation Committee’s independent compensation consultant, F.W. Cook & Co., Inc. (“F.W. Cook”). 2015 base salaries for the other NEOs were individually recommended by our former Chairman and CEO, and were approved by the Compensation Committee. In each case, base salaries were set after consideration of:

¡	Breadth, scope and complexity of the NEO’s role;

¡	Comparability with the external and internal marketplace (roles of similar responsibilities, experience and organizational impact);

¡	Current compensation levels; and

¡	Individual performance.

On January 22, 2015, the Board elected Mr. Kellow to the position of President and CEO–elect, with an effective transition to CEO on May 4, 2015. In connection with Mr. Kellow’s promotion to President and CEO–elect, the Committees increased Mr. Kellow’s base salary from $800,000 to $950,000, effective February 1, 2015. In light of business conditions and to align himself on a personal level with the Company’s ongoing cost reduction strategies, Mr. Kellow requested a 10% base salary reduction ($950,000 to $855,000) for the period from May 1, 2015 through December 31, 2015. Mr. Boyce, our former Chairman and CEO, also requested a 10% base salary reduction at that time ($1,062,830 to $956,547). Effective July 15, 2015, Ms. Schwetz’ base salary increased from $257,500 to $440,000 as a result of her promotion to Executive Vice President and Chief Financial Officer. Effective August 1, 2015, Mr. Slentz’ base salary increased from $410,000 to $450,000 in recognition of his increased scope of responsibilities as further discussed on page 15. No other changes were made to 2015 base salaries for our NEOs.

Annual Cash Incentive

Our annual cash incentive plan provides opportunities for our NEOs, to earn annual cash incentive payments tied to the successful achievement of safety, operating and financial objectives that support our business strategy.

Under the annual cash incentive plan, the NEOs are assigned threshold, target and maximum incentive opportunities. The target incentive opportunity is established through an analysis of compensation for comparable positions in companies of similar size and complexity and is intended to provide a competitive level of compensation when performance objectives are achieved. Maximum incentive payments may be awarded when target performance objectives are significantly exceeded.

At threshold performance, the incentive that can be earned generally equals 50% of the target incentive and, at maximum performance, the incentive that can be earned is up to 200% of the target incentive. No incentive is earned if actual performance does not meet the threshold level.

Each year, the Committees review and approve the goals and payouts for the NEOs.

2015 Annual Cash Incentive Performance Measures

Based on input from management and information and advice from F.W. Cook, the Committees established performance metrics and weightings for determining the NEOs’ 2015 annual cash incentive payouts, with a focus on “controlling the controllable” given the price volatility inherent in our business. Consistent with that approach, in 2015 we utilized the same metrics as in 2014 (Adjusted Total Costs and Total Sales Volumes), and implemented another equally-weighted safety metric, Safety, A Way of Life (SAWOL). Together with our Global Total Recordable Injury Frequency Rate (“TRIFR”) metric (inclusive of contractors), SAWOL is our management system to continue integration with CORESafety® and injury prevention. Definitions of our 2015 performance measures are summarized on the following page.

Given the price volatility endemic to the coal sector and the cyclical nature of the global coal markets, the annual cash incentive plan has a “price collar” feature to eliminate potential windfalls and penalties arising from uncontrollable factors that can significantly impact Adjusted EBITDA. We believe this allows our NEOs to focus on operational performance and take the necessary actions to benefit us and our shareholders on an annual basis and in the longer term. In years when coal prices decline significantly, the price collar has the effect of increasing

Peabody Energy Corporation	2015 Form 10-K/A	13

Adjusted EBITDA as used for the annual cash incentive compensation plan. Conversely, in years when coal prices rise significantly, the price collar has the effect of decreasing Adjusted EBITDA as used for the annual cash incentive compensation plan. In 2015, Adjusted EBITDA performance was $435 million, while our Price-collar Adjusted EBITDA (as defined below) was $694 million, reflecting an adjustment of $259 million for price volatility, including an aggregation of negative pricing impact in Australia and positive pricing within the Americas platform as compared to target. Adjusted EBITDA is a financial measure that is not recognized in accordance with U.S. generally accepted accounting principles (“GAAP”). A definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to its most comparable measure under U.S. GAAP is included in Item 6 of the Original Form 10-K.

In the past, we have not included injuries and hours associated with contractors in calculating our global TRIFR. However, in keeping with leading industry practices, we began doing so in 2015. As a result of a work-related fatality at one of our U.S. operations in 2015, there was no incentive payout associated with our global TRIFR metric even though this metric indicated award achievement on a quantitative basis. We believe this impact to our 2015 annual cash incentive awards is appropriate and consistent with our core organizational values. The following table shows the performance metrics and our actual results for 2015.

Metric	% of Total Award	Threshold	Target	Maximum	Actual Results	Achievement
Price-collar Adjusted EBITDA ($ millions)	30.0%	596	745	894	694	Below target
Adjusted Total Costs ($ millions)	15.0%	4,432	4,029	3,626	3,529	Above target
Total Sales Volumes (Tons)	15.0%	210	233	257	211	Below target
TRIFR	7.5%	1.43	1.22	0.50	1.25	None
SAWOL MS	7.5%	90%	95%	100%	97%	Above target
Individual Goals	25.0%	N/A	N/A	N/A	Ranged from 100% to 142%	Various

The following table provides a definition for each of the performance measures used in 2015 and describes how we use these measures in managing the Company.

Price-collar Adjusted EBITDA

This metric is based on Adjusted EBITDA (as defined below), after excluding 50% of the impact of realized pricing versus budget. This adjustment was $259 million in 2015.

Adjusted EBITDA is equal to income or loss from continuing operations before deducting net interest expense; income taxes; asset retirement obligation expenses; depreciation, depletion and amortization; asset impairment and mine closure costs; charges for the settlement of claims and litigation related to previously divested operations and changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates.

Management uses this metric to measure our performance, the impact of cost savings programs and operational earnings across the global platform. The price collar addresses the impact of extraordinary price volatility, both positive and negative.

Adjusted Total Costs

This metric is based on aggregate total production costs for our Americas and Australia mining operations and asset retirement expense, but excluding depreciation, depletion and amortization, expenses associated with currency, fuel and explosives hedging, sales-related costs and exploration expenses.

Reflects the efficiency and effectiveness of the operational platform and is a benchmark metric to competitors and historical trends.
Total Sales Volumes

This metric is calculated using total sales volumes for our Americas and Australia mining operations in short tons, excluding purchased coal and sales from the Middlemount Mine, in which we own a 50% equity interest.

The key metric related to revenue generation, market share and customer engagement
Global Total Recordable Injury Frequency Rate (TRIFR)

Global TRIFR is the number of injuries that result in medical treatment, restricted work or lost time, divided by the number of hours worked (includes employees, contractors and visitors), multiplied by 200,000 hours. The rate includes the injuries and hours associated with office workers, as well as travel-related injuries when employees are travelling for work purposes.

Safety is a value that is integrated into our business. For 2015, our quantitative safety target was set at a 15% improvement over 2014’s actual results
Safety, A Way of Life (SAWOL) Management System (MS) Conformance

SAWOL sets the expectations relating to safety and health for the organization. SAWOL aligns with CORESafetyTM (a National Mining Association framework) and is centered on three key areas of leadership and organization, risk management and assurance. Embedded in this framework is a requirement to audit conformance.

Safety is a value that is integrated into our business. For 2015, our qualitative safety target was set as “no major non-conformances at year-end”

Peabody Energy Corporation	2015 Form 10-K/A	14

Individual Performance

In determining the amount of each NEO’s actual annual cash incentive award within the range determined by the payout formula, the Committees considered quantitative and qualitative factors relating to the following individual accomplishments:

Mr. Kellow: Mr. Kellow’s strategic vision and leadership in the areas of portfolio optimization, operational excellence, organizational efficiency, fiscal focus and health and safety were critical to the enterprise achievements in 2015. In his role as President and Chief Operating Officer, the CORESafetyTM systems were implemented and yielded the lowest global safety incident rate in Peabody’s 133-year history; he drove initiatives to strip out $620 million in costs across the platform, including reducing selling, general, and administrative expenses (“SG&A”) to its lowest level in nearly a decade, with gross margins averaging 26% across four of the five business segments. In May 2015, Mr. Kellow assumed the President and CEO role and re-organized the Executive Leadership Team to reduce its size, expand roles and responsibilities and drive further organizational efficiencies; he responded to market conditions with capital reductions, financial initiatives designed to preserve liquidity; and, working with the Board and the EVP and CFO, he initiated discussions with debt holders on debt reduction strategies.

Ms. Schwetz: Ms. Schwetz was promoted to the role of EVP and CFO in July 2015 from her role as Senior Vice President, Finance and Administration, Australia. Ms. Schwetz has quickly and seamlessly transitioned into the role at a time of increasing market volatility, assuming control of the finance and accounting arenas, re-organizing her teams for maximum effectiveness and immediately engaging with shareholders, banking institutions and debt holders. During 2015, Ms. Schwetz led efforts to manage numerous cash flow, balance sheet and deleveraging initiatives.

Mr. Meintjes: In 2015, Mr. Meintjes led our Australian platform to its lowest safety incident rate in its operational history, reduced costs by 24% to $51.07 per ton and improved Adjusted EBITDA to $175.4 million, all against the backdrop of $420 million in negative pricing impact. Additionally, Mr. Meintjes was successful in assigning excess port capacity to reduce infrastructure costs by $60 million through 2020. Finally, Mr. Meintjes is the Peabody representative in the interdisciplinary forums in the Australian mining community as well as key customer engagements in the Asia marketing region.

Mr. Williamson: As President of the Americas Business Unit, Mr. Williamson led the achievement of $937.2 million in Adjusted EBITDA and a 5% operational cost improvements despite a 13.5 million ton volume reduction. Mr. Williamson and his teams were instrumental in the portfolio restructuring efforts, realizing cash proceeds of $70 million related to surplus land and coal reserves sales.

Mr. Slentz: In 2015, Mr. Slentz assumed additional responsibility for Information Technology; as a result, Mr. Slentz had responsibility for Human Resources, Information Technology, Global Security, Aviation and Facilities Management. Mr. Slentz led the creation of Peabody Business Services to consolidate global administrative activity into one organizational unit to achieve greater operational efficiencies and lower costs. Additionally, Mr. Slentz co-led the repositioning project to address SG&A costs, layers and spans of control resulting in the lowest SG&A levels in nearly a decade.

Mr. Boyce: Mr. Boyce transitioned to Executive Chairman of the Board in May 2015 with the appointment of Mr. Kellow as President and Chief Executive Officer. Under Mr. Boyce’s leadership of the Board, initiatives were pursued to retain and enhance the standing of Peabody in those markets and exchanges in which we operate, notably the reverse stock split initiated in September 2015 to retain our listing on the NYSE and his continued advocacy efforts demonstrated through his representation of Peabody on the Coal Industry Advisory Board.

Mr. Crews: Mr. Crews did not receive a 2015 cash incentive award as a result of his July 31, 2015 voluntary resignation from the Company.

Peabody Energy Corporation	2015 Form 10-K/A	15

2015 Annual Cash Incentive Awards

For 2015, our NEOs earned annual cash incentive payouts ranging from 100% to 111% of target; however, upon management’s request and Board approval, award payouts were reduced by 50% resulting in cash payouts ranging from 50% to 62% of target, further aligning our NEOs’ compensation interests with shareholders’ investment interests. Ms. Schwetz’s annual cash incentive payout was reduced to 62% which approximates 50% of her target cash payout calculated using her annual incentive target and her base salary as of the end of the fiscal year.

The following table shows the 2015 annual cash incentive awards earned by each NEO.

Name	Target Opportunity as a % of Base Salary	2015 Cash Incentive Award Opportunity Range as a % of Base Salary	2015 Cash Incentive Award Achieved ($)	2015 Cash Incentive Award Paid ($)	2015 Cash Incentive Award Earned as a % of Target
Glenn L. Kellow(1)	100% / 110%	0 - 200% / 0 - 220%	1,039,460	519,730	50%
Amy B. Schwetz(1)	50% / 80%	0 - 75% / 0 - 160%	298,216	174,108	62%
Charles F. Meintjes	80%	0 - 160%	487,276	243,638	55%
Kemal Williamson	80%	0 - 160%	410,978	205,489	51%
Andrew P. Slentz	80%	0 - 150%	380,500	190,250	53%
Gregory H. Boyce(1)	120% / 100%	0 - 240% / 0 - 200%	1,200,804	600,402	51%
Michael C. Crews(2)	80%	0 - 200%	—	—	—

(1)

The NEO’s Target Opportunity as a percentage of Base Salary and 2015 Cash Incentive Award Opportunity Range as a percentage of Base Salary reflects the percentages for each position held within 2015, as the 2015 Cash Incentive Award Achieved was based on both sets of metrics

(2)	Mr. Crews did not receive a 2015 cash incentive report as a result of his July 31, 2015 voluntary resignation from the Company

 Long-Term Equity Incentives

Our NEOs generally receive long-term equity incentive compensation through awards of stock options, time-vested restricted stock, and performance units. In approving long-term equity incentive awards, the Committees consider the advice of F.W. Cook, as well as available benchmarking data. These awards are structured to provide competitive long-term equity incentive opportunities where earned values are based on performance and aligned with shareholder value.

The Compensation Committee guidelines for delivering long-term equity compensation for NEOs in 2015 were consistent with the prior year. The long-term incentive opportunities are based on ranges of potential value from zero to 1.75 times a NEO’s target opportunity. In any given year, the NEO’s opportunity can be increased or decreased within the range. This provides more flexibility to align long-term compensation opportunities with changes in roles and assignments, to recognize extraordinary performance efforts or shortfalls and to respond to competitive market conditions.

For 2015, the targeted value of these awards, shown in the table below as a percentage of each NEO’s base salary, is based on a mix of stock options, restricted stock and performance unit awards.

2015 Long-Term Equity Incentive Award Targets

	Award Range as a % of Base Salary
	2015
Name	Minimum	Target	Maximum	Actual
Glenn L. Kellow(1)	0%	375%	656%	375%
Amy B. Schwetz(2)	0%	50%	75%	70%
Charles F. Meintjes(3)	0%	200%	350%	200%
Kemal Williamson	0%	200%	350%	200%
Andrew P. Slentz(4)	0%	150%	263%	150%
Gregory H. Boyce	0%	415%	N/A	415%
Michael C. Crews	0%	225%	394%	225%

(1)	Mr. Kellow’s 2016 target increased as a result of his promotion to President and CEO on January 22, 2015
(2)	Ms. Schwetz’s 2016 target increased as a result of her promotion to Executive Vice President and CFO on July 1, 2015
(3)	Mr. Meintjes received restricted stock awards in lieu of stock options of commensurate value and comparable vesting terms, as this approach is more tax-efficient under current Australian tax laws.
(4)	Mr. Slentz’s 2016 target increased as a result of additional responsibilities’ assumed in 2015.

Peabody Energy Corporation	2015 Form 10-K/A	16

Stock Options and Stock Appreciation Rights (SARs)

Our stock options and SARs are designed to create a direct link between executive compensation and increased shareholder value, provide an opportunity for increased equity ownership by the NEOs and maintain competitive levels of total compensation opportunity.

The Committees meet in December of each year to evaluate, review and approve the annual award design and level of awards for the NEOs. The Committees approve awards prospectively. Annual awards are generally approved in early December for grants on the first trading day in January at our closing market price per share on the grant date. The Committees may occasionally approve awards that are granted other than on the first trading day of the year, to recognize promotions or new hires. In these cases, the award is approved in advance of the grant date, and the grant is awarded on the determined date with an exercise price equal to our closing market price per share on the grant date. We use a Black-Scholes valuation model to establish the grant date fair value of all grants of stock options and SARs.

Stock options and SARs have intrinsic value only if the market price of our common stock increases after the grant date. Stock options generally vest in one-third increments over a three-year period. If a NEO, other than Mr. Boyce, terminates employment without Good Reason, as defined in the 2015 Amended and Restated Executive Severance Plan, all unvested stock options and SARs are forfeited. Mr. Boyce’s vesting provisions are described in his transition agreement which is summarized on page 25. Stock options expire ten years from the grant date.

In 2015, 25% of NEOs’ long-term incentive award was in stock options, with the exception of Messrs. Boyce and Meintjes. Mr. Boyce was awarded 21% of his long-term incentive target in stock options. In lieu of the full 25% award mix, Mr. Boyce received 4% of his long-term incentive award in the form of SARs. The SARs have similar terms and conditions and vesting provisions as stock options, and, if exercised, are payable in cash due to limitations on the number of awards that could be issued under the plan to an individual in any calendar year. In lieu of stock options, Mr. Meintjes, was awarded 50% of his long-term incentive award in restricted stock. This approach is more tax-efficient under Australian tax laws, and Mr. Meintjes has residency status in Australia.

At December 31, 2015, all outstanding stock options and SARs held by our NEOs were “out of the money” and therefore had no realizable value. On their grant dates, the outstanding stock options and SARs held by our NEOs, granted over multiple years, had an aggregate fair value of approximately $37 million.

Performance Units

Similar to the stock options and SARs program, our performance units are designed to create a direct link between executive compensation and increased shareholder value by rewarding NEOs for performance over a three-year performance period.

In 2015, 50% of our NEOs’ long-term incentive target was awarded in performance units. Performance units granted to the NEOs are payable, if earned, in shares of our common stock, except for the awards made to Messrs. Kellow and Boyce. A portion of the performance units granted to Mr. Kellow, and all performance units granted to Mr. Boyce will be payable, if earned, in cash due to limitations on the number of awards that could be issued under the plan to an individual in any calendar year. The percentage of the performance units earned is based on (1) our TSR over a period beginning January 2, 2015 and ending December 31, 2017 (the “Performance Period”) relative to the Performance Unit Peer Group and the S&P 400 Midcap Index, excluding financial services companies (the “S&P 400 Midcap Index Group””), and (2) our Return on Mining Assets (“ROMA”) over the Performance Period. TSR relative to the Performance Unit Peer Group and the S&P 400 Midcap Index Group are each weighted at 25% of the total award, and ROMA is weighted at the remaining 50% of the total award.

The target number of performance units granted is determined using the average closing market price per share of our common stock during the four weeks of trading immediately following the grant date.

Units vest ratably each month and are payable in our common stock (or cash for Messrs. Kellow and Boyce) at the end of the Performance Period, subject to the achievement of (1) performance goals and (2) proration or acceleration if a NEO terminates employment prior to the end of the Performance Period in instances of death, disability, retirement or in connection with a change in control (each as defined in the relevant award agreement). If a NEO, other than Mr. Boyce, terminates employment without good reason, all performance units are forfeited. Mr. Boyce’s vesting provisions are described in his transition agreement which is summarized on page 25.

Peabody Energy Corporation	2015 Form 10-K/A	17

TSR Component

Total Shareholder Return “”measures cumulative stock price appreciation plus dividends. TSR is utilized because the Committees have determined that the metric further aligns executive interests with those of our shareholders. We measure TSR relative to the Performance Unit Peer Group because that group is subject to similar market conditions and investor reactions. For purposes of the 2015 performance unit award, the Performance Unit Peer Group consisted of the following four companies and one exchange-traded fund (“ETF”):

Alpha Natural Resources, Inc.	Walter Energy, Inc.
Arch Coal, Inc.	Market Vectors Coal Index ETF(1)
Cloud Peak Energy, Inc.

(1)	Excludes Peabody and other companies in the Performance Unit Peer Group.

The performance unit payout formula for the 2015 award (assuming a positive TSR for Peabody at the end of the Performance Period) is as follows:

Three-Year Cumulative TSR (Positive Return) – Performance Unit Peer Group & S&P 400 Midcap Index Group

TSR Percentile Ranking	< 35th	35th	42.5th	50th	62.5th	≥ 75th
Payout Percentage	0%	40%	70%	100%	150%	200%

The performance unit payout formula for the 2015 award (assuming a negative TSR for Peabody at the end of the Performance Period) is as follows:

Three-Year Cumulative TSR (Negative Return) – Performance Unit Peer Group & S&P 400 Midcap Index Group

TSR Percentile Ranking	< 50th	≥ 50th
Payout Percentage	0%	100%

The maximum payout under the TSR component of the performance unit awards cannot exceed 100% if Peabody’s TSR performance is at or above the 50th percentile, but is negative.

Payouts are ratably adjusted for performance between payout levels using straight-line interpolation.

Our TSR over the three-year Performance Period is based on the average closing market price per share of our common stock during the first four weeks of trading in the Performance Period compared to the average closing market price per share of our common stock during the last four weeks of trading in the Performance Period.

Return on Mining Assets (“ROMA”) Component

ROMA is calculated as the average annual operating profit on our assets related to our worldwide mining operations, expressed as a percentage of such assets employed (calculated as the average of the assets employed at the beginning and end of each year). In the calculation of ROMA, annual operating profit is defined as operating profit before deducting (1) selling and administrative expenses; (2) operating losses (or profits) associated with the results from our 50% equity interest in the Middlemount Mine; and (3) asset impairment and mine closure costs.

The Compensation Committee, in consultation with F.W. Cook, selected ROMA over other performance measures as it believes this is the best reflection of the return capabilities of “active” assets in the portfolio. As such, ROMA measures the efficiency of employed capital in our operational structures and guides management as to which assets are best deployed in different pricing environments. The Compensation Committee believes that ROMA is one of the most appropriate metrics to use for a global mining coal company subject to significant price volatility. ROMA targets are set using the three-year forward budget forecast and then establishing thresholds and maximums based on spreads at plus or minus 25%.

The performance unit payout formula for the 2015 award with respect to the ROMA component is as follows:

Three-Year Cumulative ROMA (Positive Return)

ROMA	< 4.7%	4.7%	6.2%	≥ 7.8%
Payout Percentage	0%	50%	100%	200%

To the extent ROMA is between the listed percentages, the payout percentage is interpolated on a straight-line basis. For example, if ROMA is 5.5%, the payout percentage would be 75%.

Peabody Energy Corporation	2015 Form 10-K/A	18

Restricted Stock

In 2015, 25% of the NEOs’ long-term incentive award was in time-based restricted stock. In lieu of stock option awards, Mr. Meintjes, was awarded 50% of his long-term incentive target in restricted stock. This approach is more tax-efficient under Australian tax laws, and Mr. Meintjes has residency status in Australia. Generally, restricted stock vests at the end of a three-year period. Mr. Boyce’s vesting provisions are described in his transition agreement which is summarized on page 25.

When appropriate, we may also grant time-based and/or performance-based restricted stock awards for various retention or special recognition purposes. In addition, as noted above, based on tax requirements in the geographies in which we operate, we may grant restricted stock awards in lieu of stock option awards.

Restricted Stock Units

To date, we have granted restricted stock unit (“RSU”) awards to NEOs only in special situations, such as a new hire. Restricted stock units may be performance-based or time-based, depending upon the circumstances.

Mr. Kellow received an award of 7,386 performance-based RSUs (the “Inducement Equity Award”) when he joined us as President and Chief Operating Officer on September 16, 2013 (the “Commencement Date”). These RSUs will vest, if at all, on the fifth anniversary of the Commencement Date as follows:

¡	50% of the RSUs will vest if our TSR equals or exceeds 20% for any 20 consecutive trading days between the Commencement Date and September 16, 2017; and

¡	The remaining 50% of the RSUs will vest if our TSR equals or exceeds 40% for any 20 consecutive trading days between the Commencement Date and September 16, 2018.

Vesting of these RSUs is also conditioned on Mr. Kellow’s continued employment with us through September 16, 2018. If, however, his employment is terminated by us without cause or by him for good reason, or by reason of death or disability, the RSUs (or a prorated portion of the RSUs, if Mr. Kellow resigns pursuant to a specified clause of the good reason definition in his employment agreement) will continue to vest in accordance with their terms, subject to his compliance with his restrictive covenant agreement, as though he remained employed with us at that date.

Under his April 2013 Transition Agreement, Mr. Boyce received a grant of time-based RSUs in January 2015. The RSUs were intended to facilitate an effective leadership succession, and are not part of our regular executive compensation program. The terms and conditions of Mr. Boyce’s RSUs are described on page 25.

Earned Performance Unit Awards for 2013 Grant

With respect to our performance unit program’s recent results, our NEOs achieved performance of 27% of target units, consistent with our three-year TSR performance relative to our Performance Unit Peer Group and the S&P 500 Index Group during the 2013-2015 Performance Period, all as described on pages 32-33. However, due to the decline in our share price during the performance period, the value of the earned units was less than 1% of the original grant date value, resulting in a 99% decline in long-term incentive compensation value for the NEOs.

Additional Compensation Elements

Benefits

NEOs are eligible to participate in benefit plans generally available to the broader employee group.

Perquisites

We provide perquisites that the Committees believe are necessary to enable the NEOs to perform their responsibilities safely and efficiently. We believe the benefit we receive from providing these perquisites significantly outweighs the cost of providing them. The table on the next page summarizes and provides the business rationale for each of the perquisites provided to the NEOs.

Peabody Energy Corporation	2015 Form 10-K/A	19

Perquisite	Description and Business Rationale
Aircraft Usage

The Board does not require Mr. Kellow to travel on our corporate aircraft for business or personal travel. Further, only business travel is allowed on our corporate aircraft. For certain travel destinations, the Board required Mr. Boyce, but not the other NEOs, to travel on our corporate or chartered private aircraft for business and personal travel through his December 31, 2015 separation date. This was required for security purposes based on an analysis conducted by the Board’s independent advisor on corporate security. However, the Board did allow Mr. Boyce to travel on commercial aircraft for business and personal travel depending upon his travel destination. Per the terms of his Transition Agreement, Mr. Boyce was required to reimburse the Company to the extent the “incremental costs,” as calculated in accordance with Item 402(c)(2)(ix) of Regulation S-K promulgated by the Securities and Exchange Commission, for his personal travel exceeded $60,000 for the period from July 1, 2015 to December 31, 2015.

We do not provide tax gross-ups for imputed income due to personal aircraft use. Reimbursement is provided for taxes incurred only when a spouse travels for business purposes. Employees do not pay for business travel.

Security	We provide personal security to NEOs when circumstances warrant. A car and driver are also provided only when necessary for security reasons.
Other

We may provide tax equalization to NEOs on expatriate assignments to keep them tax neutral.

We also provide relocation, temporary housing and tax return preparation costs as discussed in the All Other Compensation table.

How We Make Compensation Decisions

Risk Considerations

The Compensation Committee periodically reviews our compensation programs for features that might encourage inappropriate risk-taking. The programs are designed with features that mitigate risk without diminishing the incentive nature of the compensation. We believe our compensation programs encourage and reward prudent business judgment without encouraging undue risk.

In 2015, we conducted, and the Compensation Committee reviewed, a comprehensive global risk assessment. The risk assessment included a global inventory of incentive plans and programs and considered factors such as the plan metrics, number of participants, maximum payments and risk mitigation factors. Based on the review, we believe our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Responsibilities for Executive Compensation

Compensation decisions for the CEO role, which included in 2015 both Messrs. Kellow and Boyce, are determined by the Special Committee. Compensation decisions for the other NEOs are determined by the Compensation Committee and the CEO. The role of the CEO is to review the performance of other NEOs and make recommendations on base salary, annual incentive and long-term incentives for other NEOs. F.W. Cook, an independent consultant engaged by the Compensation Committee, and the compensation group in our Human Resources Department support the Committees’ efforts.

Compensation Peer Group

Talent for senior-level management positions and key roles in the organization can be acquired across a broad spectrum of companies. As such, we rely on compensation data for a group of publicly-held companies of similar size and/or complexity as us based on revenue, market capitalization and assets (the “Compensation Peer Group”):

¡	As an input in developing base salary ranges, annual incentive targets and long-term equity award ranges;

¡	To evaluate share utilization by reviewing overhang levels and annual run rate;

¡	To benchmark the form and mix of equity awarded to NEOs;

¡	To benchmark share ownership guidelines;

¡	To assess the competitiveness of total direct compensation awarded to NEOs;

¡	To validate whether our executive compensation program is aligned with our performance; and

¡	As an input in designing compensation plans, benefits and perquisite programs.

While the Compensation Committee examines executive compensation data for the Compensation Peer Group, compensation paid at those companies is not the sole factor in their decision-making process.

Peabody Energy Corporation	2015 Form 10-K/A	20

Each year, the Compensation Committee also commissions a compensation analysis conducted by its independent compensation consultant to determine whether our executive compensation program is appropriate compared to the Compensation Peer Group and revises it as circumstances warrant. As a result of our independent compensation consultant’s review, the following changes were made to our Compensation Peer Group for 2015:

Deletions from the Compensation Peer Group in 2015	Additions to the Compensation Peer Group in 2015
EOG Resources, Inc.	AK Steel Corporation
Monsanto Company	Allegheny Technologies Inc.
National Oilwell Varco, Inc.	Domtar Corporation
Southern Copper Corporation	Joy Global Inc.
Kinross Gold Corporation

The Compensation Peer Group for 2015 consists of the 19 companies listed in the following chart, which sets forth the relative size measures considered by the Compensation Committee:

Company	Revenue(1)	Net Income(1)(2)	Total Assets(3)	Market Cap(3)
Air Products & Chemicals, Inc.	9,895	1,278	17,438	28,029
AK Steel Corporation	6,693	(509)	4,084	398
Allegheny Technologies Inc.	3,720	(378)	5,752	1,229
Alpha Natural Resources, Inc.	2,965	(1,473)	9,784	2
Arch Coal, Inc.	2,685	(2,521)	5,848	21
Barrick Gold Corporation	9,029	(2,838)	26,308	8,597
Cliffs Natural Resources Inc.	2,013	(749)	2,135	242
CONSOL Energy Inc.	2,503	(375)	10,930	1,810
Domtar Corporation	5,264	142	5,663	2,322
Eastman Chemical Company	9,648	848	15,611	10,032
Ecolab, Inc.	13,545	1,002	18,642	33,777
Freeport-McMoRan Copper & Gold, Inc.	15,877	(12,236)	46,577	8,056
Joy Global Inc.	3,172	(1,178)	3,712	1,235
Kinross Gold Corporation	3,052	(985)	7,735	2,074
Newmont Mining Corporation	7,729	220	25,182	9,519
Praxair, Inc.	10,776	1,547	18,319	29,168
Rockwell Automation, Inc.	6,308	828	6,405	13,523
SPX Corporation	1,719	(83)	2,181	381
Teck Resources, Inc.	5,953	(1,783)	25,001	2,238
Median	5,953	(378)	9,784	2,238
Peabody Energy Corporation	5,609	(2,045)	10,973	142
Peabody Energy Corporation Percentile Rank	47%	15%	56%	9%

Data Source: Standard & Poor’s Research Insight

(1)	Most recently reported four quarters through December 31, 2015 (in millions)

(2)	Net income is reflected before extraordinary items and discontinued operations

(3)	As of December 31, 2015 (in millions)

Peabody Energy Corporation	2015 Form 10-K/A	21

Share Ownership Requirements

We have share ownership requirements for our executives, including the NEOs, which are designed to align their long-term financial interests with those of our shareholders.

The NEO share ownership requirements are as follows:

Role	Value of Common Stock to be Owned*
CEO	5 times base salary
Other NEOs	3 times base salary

If at any time an NEO does not meet his ownership requirement, he or she must retain (1) any of our common stock owned by him or her (whether owned directly or indirectly) and (2) any net shares received as the result of the exercise, vesting or payment of any equity award until the ownership requirement is met, in each case unless otherwise approved by the Compensation Committee. For this purpose, “net shares” means the shares of stock that remain after shares are sold or withheld to (1) pay the exercise price for a stock option award or (2) satisfy any tax obligations, including withholding taxes, arising in connection with the exercise, vesting or payment of an equity award.

Compliance with these requirements is evaluated as of December 31 of each year. The value of an individual’s share ownership as of such date is determined by multiplying the number of shares of our stock or other eligible equity interests held by the individual by the closing price of our stock as of the business day immediately preceding the date of determination.

For purposes of determining executive stock ownership levels, only the following forms of our equity interests are included:

¡	Stock owned directly (including stock or stock units held in any defined contribution plan or employee stock purchase plan;
¡	Stock held by immediate family members residing in the same household or through trusts for the benefit of the person or his or her immediate family members residing in the same household; and
¡	Unvested restricted stock or RSUs (provided that vesting is based solely on the passage of time and/or continued service with the Company).

Due to the continued decline in the market price per share of our stock, in addition to the short tenure of some of our NEOs, ownership requirements were not met for any of our NEOs as of December 31, 2015; however, during 2015, all of our NEOs complied with the Company’s requirements that apply until the required stock ownership level is met. Further, our NEOs purchased shares of our stock through our employee stock purchase plan and our 401(k) plan to increase their share ownership and to express their confidence in our long-term value.

Prohibition on Hedging or Pledging of Company Stock

Our Insider Trading Policy prohibits our directors and all of our employees, including our officers, from entering into hedging transactions involving our stock, and from holding our stock in a margin account as collateral for a margin loan or otherwise pledging our stock as collateral for a loan.

Clawback Provisions

If we are required to prepare an accounting restatement due to fraudulent and/or intentional material misrepresentation, the Board may take action to recoup incentive awards and equity gains on awards granted to NEOs to the extent such awards exceeded the payment that would have been made based on the restated financial results. This right to recoup expires unless such determination is made by the Board within three years following the payment of the award. When final regulations for clawbacks are promulgated by the SEC and NYSE under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we will modify our clawback policies and provisions accordingly to ensure compliance with such new regulations.

Peabody Energy Corporation	2015 Form 10-K/A	22

Employment Agreements and the 2015 Amended and Restated Executive Severance Plan

In 2015, all NEOs have transitioned from employment agreements and are participants in the 2015 Amended and Restated Executive Severance Plan (the “Severance Plan”), with the exception of our President and CEO, who is expected to similarly transition in September 2016 when his current employment agreement expires. The Severance Plan is intended to provide transitional assistance to certain senior executives whose employment is terminated for reasons other than cause, death or disability, or by the senior executive for good reason. The Severance Plan provides cash severance based upon a tiered severance multiple of annual base salary and average annual cash incentive paid over the preceding three years ranging from a 1.5x multiple for certain executives to a 2x multiple for NEOs (or a 2.5x multiple for the CEO if termination occurs within two years following a Change in Control), as well as continuing healthcare benefits. Terms used in the following table are defined in Mr. Kellow’s employment agreement and the Severance Plan, as applicable. On April 13, 2016, the Company and a majority of the Company’s wholly owned domestic subsidiaries, as well as one international subsidiary in Gibraltar, filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. Section 503(c) of the Bankruptcy Code places limitations on payments made to insiders of a company for, among other things, severance payments. Accordingly, the severance payments described below will be subject to such limitations.

The following table highlights employment agreement provisions for Mr. Kellow and Severance Plan provisions for the other NEOs:

	Employment Agreement Provisions		Severance Plan Provisions

Position	¡	President and CEO through September 2016	¡	Other NEOs and President and CEO beginning in September 2016

Most recent employment agreement commencement date	¡	September 16, 2013	¡	Not applicable

Term of contract	¡	Three-year employment agreement	¡	Plan may be modified, amended or terminated at any time by the Board without notice to plan participants with certain exceptions

			¡	For a period of two years following a Change in Control, the Severance Plan may not be discontinued, terminated or amended in such a manner that decreases the Severance Payment payable to any Participant or that makes any provision less favorable for any Participant without the consent of the Participant

			¡	Plan may not be modified, amended or terminated in a manner adverse to Participants as of the date of the modification, amendment or termination without one year’s advance written notice of such modification, amendment or termination

			¡	Either the Company or the executive may terminate employment at any time for any reason (other than for cause) by delivery of notice 90 days in advance of the termination date

Peabody Energy Corporation	2015 Form 10-K/A	23

Severance Benefits	¡	Upon termination other than for cause or upon resignation for good reason, severance is equal to a 2x multiple times (or in the event termination occurs within two years after a Change in Control, the severance multiplier changes to 2.5x):	¡	Upon termination other than for cause or upon resignation for good reason, severance is equal to a 2x multiple times (or in the event termination occurs within two years after a Change in Control for the CEO, the severance multiplier changes to 2.5x):

		° Base salary		° Base salary

		° Average annual cash incentive award paid for the three years preceding the year of termination		° Average annual cash incentive award paid for the three years preceding the year of termination

		° 6% of base salary (to compensate for Company contributions he or she otherwise would have earned under our 401(k) plan)		° 6% of base salary (to compensate for Company contributions he or she otherwise would have earned under our 401(k) plan)

	¡	Upon termination other than for cause or resignation for good reason, executive is also entitled to medical and other benefits for 18 months		° Upon termination other than for cause or resignation for good reason, executive is also entitled to medical and other benefits for 18 months

	¡	1/4 of severance benefit total paid in lump sum on the earlier of executive’s death or first day after six-month anniversary of termination (or, in the event termination occurs within two years after a Change in Control, 1/5 of such severance benefit)

	¡	Remaining 3/4 of severance benefits paid in 18 equal monthly payments beginning on the first day of the month next following the initial lump sum payment (or, in the event termination occurs within two years after a Change in Control, 4/5 of such severance benefit)

	¡	We are not obligated to provide any benefits under tax qualified plans that are not permitted by plan terms or applicable laws	¡	We are not obligated to provide any benefits under tax qualified plans that are not permitted by plan terms or applicable laws
Restrictive Covenants (post-termination)	¡	Confidentiality (perpetual)	¡	Confidentiality (perpetual)
	¡	Non-compete (1 year)	¡	Non-compete (1 year)
	¡	Non-solicitation (1 year)	¡	Non-solicitation (1 year)

	¡	Breach will result in forfeiture of any unpaid amounts or benefits; executive will repay any portion of the severance payment previously paid to him or her	¡	Breach will result in forfeiture of any unpaid amounts or benefits; executive will repay any portion of the severance payment previously paid to him or her

Make-Whole Payments	¡	None	¡	None

Tax Gross-Ups	¡	Mr. Kellow is not entitled to any tax gross-up payment if Excise Tax is incurred.	¡	None

Peabody Energy Corporation	2015 Form 10-K/A	24

Mr. Crews was a participant in the Severance Plan at the time of his voluntary resignation from the Company on July 31, 2015. Because his separation was voluntary, Mr. Crews was not eligible for any severance payment or benefits continuation provisions under the Severance Plan.

Information regarding Mr. Boyce’s 2013 Transition Agreement is summarized below.

2013 Transition Agreement with Mr. Boyce

In April 2013, as part of our succession plan for the CEO position, we entered into a Transition Agreement with Mr. Boyce that amended his existing employment agreement with us. The Transition Agreement provided that Mr. Boyce would continue his term as Chairman and CEO through December 31, 2014, and as Executive Chairman through December 31, 2015, subject to the terms of the Transition Agreement. On May 8, 2014, we entered into a Restated Transition Agreement with Mr. Boyce, which extended Mr. Boyce’s term as Chairman and CEO by six months.

Mr. Boyce continued as our Chairman and CEO through May 4, 2015, at which date Mr. Kellow assumed the role of CEO and Mr. Boyce assumed the role of Executive Chairman of the Board. On December 31, 2015, Mr. Boyce’s employment with us ceased upon the appointment of his successor, Mr. Malone, as non-executive Chairman (the “Separation Date”).

The Restated Transition Agreement provides that termination of Mr. Boyce’s service as a result of the appointment of his successor(s) as Chairman and CEO will be considered a termination of his employment without cause for purposes of his employment agreement.

Mr. Boyce received three grants of restricted stock units, each valued at $1,000,000 as of the close of business on the applicable grant date, as follows: (i) the first grant was made on April 30, 2013 (the “2013 Transition Award”); (ii) the second grant was made on January 2, 2014 (the “2014 Transition Award”); and (iii) the third grant was made on January 2, 2015 (the “2015 Transition Award” and, together with the 2013 Transition Award and the 2014 Transition Award, the “Special Transition Awards”).

The 2013 Transition Award and 2014 Transition Award vested as to 50% of the RSUs included in each Special Transition Award on the appointment of Mr. Kellow as CEO-elect, and the remaining 50% of the RSUs included in each Special Transition Award vested on the Separation Date. Mr. Boyce’s 2015 Transition Award vested at 100% of the RSUs included in such Special Transition Award on the Separation Date. The 2013 and 2014 Transition Awards are settled in our common stock. The 2015 Transition Award was made outside our 2011 Long-Term Equity Incentive Plan and will be settled in cash.

In accordance with the terms of his Restated Transition Agreement and employment agreement, Mr. Boyce is entitled to continued vesting of previously granted but unvested stock option awards, SARs, restricted stock and performance units following his separation.

In accordance with the terms of his original employment agreement dated October 1, 2003 for the position of President – Chief Operating Officer, Mr. Boyce is entitled to payment of deferred compensation of $2,349,384 six months after his Separation Date, which consists of (1) $800,000 for amounts he forfeited upon leaving a former employer and (2) $1,549,384, which is the greatest of:

o	$636,400 plus interest from October 1, 2003 through the date of separation;

o	an amount equal to the fair market value of 5,773 shares of common stock on the Separation Date; or

o

the greater of (a) $1.6 million, reduced by 0.333% for each month that the Separation Date occurred before he reached age 62; or (b) on or after age 62, the greater of the amount referenced in (a) on the date of termination or $1.6 million.

As a result of filing the Bankruptcy Petitions on April 13, 2016, the Company will likely not be able to make the payments related to Mr. Boyce’s original employment agreement as they constitute prepetition claims and interests.

Deductibility of Compensation Expenses

Under Section 162(m) of the Internal Revenue Code, some compensation paid to certain NEOs in excess of $1 million is not tax deductible, except to the extent it constitutes “performance-based compensation” for purposes of Section 162(m). The Committees generally consider the impact of Section 162(m) of the Internal Revenue Code when establishing incentive compensation plans. As a result, a significant portion of our executive compensation may be designed so that it may be able to qualify as “performance-based compensation” under Section 162(m) depending upon facts and circumstances. At the same time, the Committees consider as their

Peabody Energy Corporation	2015 Form 10-K/A	25

primary goal the design of compensation strategies that further our best interests and the best interests of our shareholders. In certain cases, for example, the Committees may determine that the amount of tax deductions lost is not significant when compared to the potential opportunity an executive compensation program provides for creating shareholder value. The Committees therefore retain the ability to evaluate our NEOs’ performance and to pay appropriate compensation, even if some of it may be non-deductible. Moreover, even if the Committees intend to grant compensation that qualifies as “performance-based compensation” for purposes of Section 162(m), the Committees cannot guarantee that such compensation will so qualify or ultimately will be deductible.

EXECUTIVE COMPENSATION

2015 Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers for their performance during the years ended December 31, 2015, 2014 and 2013, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Glenn L. Kellow	2015	874,167	—	2,573,358	749,747	519,730	—	94,220	4,811,222
President and	2014	800,000	—	1,771,919	1,499,933	955,365	—	552,299	5,579,516
Chief Executive Officer	2013	233,333	500,000	2,240,153	499,985	246,157	—	259,236	3,978,864

Amy B. Schwetz	2015	341,837	—	180,071	—	174,108	—	200,613	896,629
Executive Vice President
and Chief Financial Officer

Charles F. Meintjes	2015	550,000	—	1,218,471	—	243,638	—	188,912	2,201,021
President - Australia	2014	550,000	—	1,497,585	—	537,368	—	352,644	2,937,597
	2013	550,000	—	1,907,718	—	441,954	—	386,338	3,286,010

Kemal Williamson	2015	500,000	—	857,800	249,916	205,489	—	51,960	1,865,165
President - Americas	2014	500,000	—	738,299	624,970	462,683	1,434	76,438	2,403,824

Andrew P. Slentz	2015	426,667	—	527,487	153,697	190,250	—	27,229	1,325,330
Executive Vice President
Human Resources and Administration

Gregory H. Boyce	2015	997,402	—	4,786,661	1,103,140	600,402	—	2,726,802	10,214,407
Former Chairman	2014	1,225,660	—	4,619,615	3,064,014	1,682,889	—	401,905	10,994,083
and Chief Executive Officer	2013	1,225,660	—	4,795,733	3,064,914	1,325,104	—	377,978	10,789,389

Michael C. Crews	2015	350,000	—	1,158,083	337,376	—	—	21,893	1,867,352
Former Executive Vice	2014	600,000	—	885,969	749,967	586,219	5,192	71,730	2,899,077
President and Chief	2013	595,833	—	1,021,959	825,209	503,731	—	71,501	3,018,233
Financial Officer

(1)

Reported salary amounts for Mr. Kellow and Ms. Schwetz represent a blend of (1) amounts paid prior to their promotions to President and CEO and EVP and CFO, respectively, for the applicable time period, and (2) amounts paid following their promotions. Additionally, reported salary amounts for Mr. Slentz represent a blend of (1) amounts paid prior to this salary increase related to his assumption of additional responsibilities and (2) amounts paid following the salary increase.

(2)

Amounts in the Stock Awards and Option Awards columns reported for 2015 represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). A discussion of the relevant fair value assumptions is set forth in Note 18 to our consolidated financial statements included in the Original Form 10-K. For 2015 performance unit awards included in the Stock Awards column, the maximum potential payout is estimated as follows: Mr. Kellow, $2,287,433; Mr. Meintjes, $1,337,241; Mr. Williamson, $1,215,674; Mr. Slentz, $747,541; Mr. Boyce, $5,366,323; and Mr. Crews $1,641,159. Ms. Schwetz was not eligible for the performance unit award. The amounts actually realized from the stock and option awards will vary based on a number of factors, including our actual operating performance, stock price fluctuations and the timing of exercises (for options and SARs only) and stock sales.

(3)	Amounts in this column reported for 2015 represent awards under our annual cash incentive plan. The material terms of the 2015 awards are described under the heading “Annual Cash Incentive” above.

(4)

Amounts in this column reported for 2015 reflect only changes in the actuarial present value of Messrs. Williamson’s and Crews’ accumulated benefit under the Peabody Investments Corp. (PIC) Retirement Plan, which for 2015 were decreases in value of $188 and $1,231, respectively. See page 34 for further discussion.

(5)	Amounts included in this column are described in the All Other Compensation table below.

Peabody Energy Corporation	2015 Form 10-K/A	26

All Other Compensation

The following table sets forth detailed information regarding the 2015 amounts reported in the All Other Compensation column of the 2015 Summary Compensation Table above.

Name	Group Term Life Insurance ($)	Registrant Contributions for Defined Contribution Plans ($)	Tax Gross- Ups ($)		Perquisites ($)(1)(2)	Contractual Separation Payments ($)(7)	Total ($)
Glenn L. Kellow	1,710	52,450	908	(3)	39,152	—	94,220
Amy B. Schwetz	555	20,510	53,377	(4)	126,171	—	200,613
Charles F. Meintjes	2,139	33,000	31,618	(5)	122,155	—	188,912
Kemal Williamson	3,612	30,000	—		18,348	—	51,960
Andrew P. Slentz	1,629	25,600	—		—	—	27,229
Gregory H. Boyce	7,524	59,844	10,176	(6)	299,874	2,349,384	2,726,802
Michael C. Crews	893	21,000	—		—	—	21,893

(1)

Amounts include the aggregate incremental cost to us of trips where a spouse/guest accompanied the executive on our corporate aircraft for company business purposes, and for Mr. Boyce, the aggregate incremental cost of his personal use of corporate aircraft. Aggregate incremental cost to us for use of our corporate aircraft was determined on a per flight basis and includes the following: cost of fuel; landing fees; in-flight meals; sales tax; crew expenses; the hourly cost of aircraft maintenance for the applicable number of flight hours; and other variable costs specifically incurred. Aggregate incremental cost to us of a company-provided car and driver is determined as the sum of an allocable portion of vehicle operating expenses and an allocable portion of the driver’s salary and benefits.

(2)

For Mr. Kellow, includes $5,032 for relocation expenses, $33,366 for tax return preparation costs, and $754 for corporate aircraft usage. For Ms. Schwetz, includes $110,695 for relocation expenses and $15,476 for tax return preparation costs. For Mr. Meintjes, includes relocation expenses of $88,713 and tax return preparation costs of $33,442. For Mr. Williamson, includes tax return preparation costs of $18,348. For Mr. Boyce, includes $291,065 for corporate aircraft usage and $8,809 for use of a company-provided car and driver.

(3)	Represents tax gross-ups relating to taxes due for use of our corporate aircraft when his spouse accompanied him on business travel.

(4)	Represents tax gross-ups relating to taxes due for relocation expenses.

(5)	Represents tax gross-ups relating to taxes due for relocation expenses.

(6)	Represents tax gross-ups relating to taxes due for use of our corporate aircraft when his spouse accompanied him on business travel ($1,729) and for use of a company-provided car and driver ($8,447).

(7)

In accordance with the terms of his original employment agreement dated October 1, 2003 for the position of President – Chief Operating Officer, Mr. Boyce is entitled to payment of deferred compensation of $2,349,384 six months after his Separation of $2,349,384, which consists of (1) $800,000 for amounts he forfeited upon leaving a former employer and (2) $1,549,384, which is $1.6 million, reduced by 0.333% for each month that his separation date occurred before he reached age 62.

Peabody Energy Corporation	2015 Form 10-K/A	27

2015 Grants of Plan-Based Awards

The following table sets forth information concerning grants to the NEOs of plan-based awards during the year ended December 31, 2015. As discussed further in the Outstanding Equity Awards at 2015 Fiscal Year-End table below, shares of restricted stock, restricted stock units, performance units, options and option exercise prices have been adjusted to reflect the 1-for-15 reverse stock split that was effective at the close of business on September 30, 2015.

		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	of Stock or Units (#)(3)	Underlying Options (#)(4)	Option Awards ($/Sh)	Option Awards ($)(5)
Glenn L. Kellow		518,463	1,036,925	2,073,850
1/2/2015	12/10/2014				3,733	9,333	18,666				1,143,717
1/2/2015	12/10/2014				2,219	5,547	11,094				679,751
1/2/2015	12/10/2014							6,459			749,890
1/2/2015	12/10/2014								19,005	116.10	749,747
Amy B. Schwetz		140,743	281,486	504,209
1/2/2015	12/10/2014										—
1/2/2015	12/10/2014							1,551			180,071
1/2/2015	12/10/2014										—
Charles F. Meintjes		220,000	440,000	880,000
1/2/2015	12/10/2014				2,182	5,456	10,912				668,621
1/2/2015	12/10/2014							4,736			549,850
Kemal Williamson		200,000	400,000	800,000
1/2/2015	12/10/2014				1,984	4,960	9,920				607,837
1/2/2015	12/10/2014							2,153			249,963
1/2/2015	12/10/2014								6,335	116.10	249,916
Andrew P. Slentz		180,000	360,000	675,000
1/2/2015	12/10/2014				1,220	3,050	6,100				373,771
1/2/2015	12/10/2014							1,324			153,716
1/2/2015	12/10/2014								3,896	116.10	153,697
Gregory H. Boyce		592,698	1,185,396	2,370,792
1/2/2015	12/10/2014				8,758	21,895	43,790				2,683,161
1/2/2015	12/10/2014							9,505			1,103,531
1/2/2015	12/10/2014							8,613			999,969
1/2/2015	12/10/2014								27,963	116.10	1,103,140
Michael C. Crews		240,000	480,000	960,000
1/2/2015	12/10/2014				2,678	6,696	13,392				820,580
1/2/2015	12/10/2014							2,907			337,503
1/2/2015	12/10/2014								8,552	116.10	337,376

(1)

Represents the estimated payouts under the annual cash incentive plan. The target award represents 100% of the maximum award value payable upon the achievement of the performance measures (Price-collar Adjusted EBITDA, Adjusted Total Costs, Total Sales Volumes, Safety and Individual Goals) described above under the heading “2015 Annual Cash Incentive Performance Measures” at 100% of the specified performance measures. The maximum award represents 200% of the target award value and the threshold award represents 50% of the target award value. The actual amounts earned by the NEOs for 2015 are set forth in the “Non-Equity Incentive Plan Compensation” column of the 2015 Summary Compensation Table. Mr. Crews did not receive a cash incentive award as a result of his July 31, 2015 voluntary resignation from the Company.

(2)

Represents the number of shares of our common stock underlying performance unit awards granted in 2015. The performance units vest over a three-year performance period ending on December 31, 2017. Payout is subject to the achievement of the following goals: (i) our three-year TSR performance relative to the applicable peer group and the S&P 400 Midcap Index Group and (ii) a three-year return on mining asset target. The material terms of these awards, including payout formulas, are described under the heading “Performance Units”. Due to limitations on the number of awards that could be issued under the plan to an individual in any calendar year, a portion of Mr. Kellow’s performance unit awards will be payable, if earned, in cash (9,333 target units), with the remainder to be settled in shares of our common stock (5,547 target units). All of Mr. Boyce’s performance unit awards will be payable, if earned, in cash based on the plan limitation previously discussed. Mr. Crews forfeited his performance units as a result of his July 31, 2015 voluntary resignation from the Company.

(3)

Represents the number of shares of restricted stock and/or restricted stock units that were granted in 2015. The restricted shares granted to Messrs. Kellow, Williamson and Slentz and Ms. Schwetz vest on the third anniversary of the grant date. One-half of the number of restricted shares that were granted to Mr. Meintjes will vest in three equal annual installments beginning on the first anniversary of the grant date; the remaining one-half will vest on the third anniversary of the grant date. Mr. Boyce was granted 9,505 shares of restricted stock and 8,613 shares of restricted stock units, which vested as described under the heading “Transition Agreement with Mr. Boyce”. Mr. Boyce’s restricted stock units are payable in cash due to the plan limitation previously discussed in footnote 2. Mr. Crews forfeited his restricted stock as a result of his July 31, 2015 voluntary resignation from the Company.

(4)

Represents the number of shares of our common stock underlying stock options and SARs granted in 2015. All stock options and SARs vest in three equal annual installments beginning on the first anniversary of the grant date. The material terms of these awards are described under the heading “Stock Options and Stock Appreciation Rights (SARs)”. Mr. Crews forfeited his stock options as a result of his July 31, 2015 voluntary resignation from the Company.

(5)

Represents the grant date fair value of awards determined in accordance with FASB ASC Topic 718. A discussion of the relevant fair value assumptions is set forth in Note 18 to our consolidated financial statements included in the Original Form 10-K. The amount ultimately realized from the awards will vary based on a number of factors, including our actual operating performance, stock price fluctuations and the timing of exercises (for options and SARs only) and stock sales.

Peabody Energy Corporation	2015 Form 10-K/A	28

Outstanding Equity Awards at 2015 Fiscal Year-End

The table on the following page sets forth details about the outstanding equity awards for each of the NEOs as of December 31, 2015. We note that the amount ultimately realized from the outstanding equity awards will vary based on a number of factors, including our actual operating performance, stock price fluctuations and the timing of exercises (for options and SARs only) and stock sales. For certain equity incentive awards, the amount ultimately realized will also vary with our TSR relative to the Performance Unit Peer Group and the S&P 500 Index Group, for the 2014 grant and the S&P 400 Midcap Index Group, for the 2015 grant.

All unexercisable options and SARs and unvested restricted stock, restricted stock units or performance units reflected in the table held by a NEO are generally subject to forfeiture if he or she terminates employment without good reason (as defined in the Severance Plan). Stock options expire, at the latest, ten years from the grant date.

At a special shareholders meeting held on September 16, 2015, authorization to implement a 1-for-15 reverse stock split was approved by our shareholders. The reverse stock split was effective at the close of business on September 30, 2015, which resulted in Peabody’s common stock trading on a split-adjusted basis at market open on October 1, 2015. Upon completion of the reverse stock split, every 15 shares of common stock owned by a shareholder were combined into one share of common stock, with a proportionate adjustment made to the per-share value of common stock. Therefore, all outstanding equity awards for the NEOs were converted accordingly. For the NEOs holding restricted stock at the time of the conversion, our transfer agent aggregated and sold all fractional shares. Net proceeds were then remitted to the NEOs. For those NEOs holding stock options and SARs, fractional shares were cancelled since those awards were out-of-the-money at the time of the conversion. For those NEOs holding “RSUs”, fractional shares will be paid in cash (without interest and subject to applicable withholding taxes) at the time and to the extent the RSUs become vested and are settled. The value of the fractional shares will be based on the closing stock price at the time of settlement. For those NEOs holding performance units, fractional shares will be paid in cash (without interest and subject to applicable withholding taxes) at the end of the applicable three-year performance period, to the extent the performance units vest. The amount paid for a performance unit fractional share will be based on the payout percentage of achievement determined in accordance with the respective performance unit agreement, and will reflect the proportional value of the whole performance units that are being settled.

Peabody Energy Corporation	2015 Form 10-K/A	29

	Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options (#)(1) Exercisable		Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity and Cash-Settled Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)(3)		Equity and Cash-Settled Incentive Plan Awards: Market / Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Glenn L. Kellow										1,874	(5)	—
										9,920	(6)	9,523
							7,386	(7)	—
							6,459	(10)	49,605
	2,636	(19)	1,318	(19)	270.7500	9/16/2023
	4,486	(20)	8,972	(20)	293.1000	1/2/2024
			19,005	(22)	116.1000	1/2/2025

Total	7,122		29,295				13,845		49,605	11,794		9,523

Amy B. Schwetz							644	(8)	4,946
							426	(9)	3,272
							1,551	(10)	11,912

Total	—		—				2,621		20,130	—		—

Charles F. Meintjes										859	(5)	—
										3,637	(6)	3,492
							1,318	(8)	10,120
							2,181	(9)	16,753
							4,736	(10)	36,372
	358	(16)			967.8000	1/3/2021
	680	(17)			544.0500	1/3/2022

Total	1,038		—				8,235		63,245	4,496		3,492

Kemal Williamson										780	(5)	—
										3,307	(6)	3,174
							2,153	(10)	16,535
	1,638	(11)			597.2145	1/3/2016
	570	(12)			524.3295	1/3/2017
	1,050	(13)			940.8000	1/2/2018
	1,436	(14)			402.6000	1/5/2019
	1,090	(15)			718.0500	1/4/2020
	850	(16)			967.8000	1/3/2021
	799	(17)			544.0500	1/3/2022
	3,095	(18)	1,548	(18)	387.6000	1/2/2023
	1,869	(20)	3,738	(20)	293.1000	1/2/2024
			6,335	(22)	116.1000	1/2/2025

Total	12,397		11,621				2,153		16,535	4,087		3,174

Andrew P. Slentz										228	(5)	—
										2,033	(6)	1,952
							961	(8)	7,381
							2,568	(9)	19,722
							1,324	(10)	10,168
	689	(21)	1,377	(21)	244.3500	4/1/2024
			3,896	(22)	116.1000	1/2/2025

Total	689		5,273				4,853		37,271	2,261		1,952

Gregory H. Boyce(23)										3,827	(5)	—
										14,597	(6)	14,013
	6,115	(11)			597.2145	1/3/2016
	8,020	(12)			524.3295	1/3/2017
	5,184	(13)			940.8000	1/2/2018
	12,410	(14)			402.6000	1/5/2019
	6,627	(15)			718.0500	1/4/2020
	5,515	(16)			967.8000	1/3/2021
	40,412	(17)			544.0500	1/3/2022
	10,843	(18)	5,421	(18)	387.6000	1/2/2023
	9,164	(20)	18,329	(20)	293.1000	1/2/2024
			27,963	(22)	116.1000	1/2/2025

Total	104,290		51,713				—		—	18,424		14,013

Peabody Energy Corporation	2015 Form 10-K/A	30

(1)

The number of stock options/SARs/shares/units and the exercise prices of options have been adjusted, where applicable, to reflect: our 2-for-1 stock splits in March 2005 and February 2006; the spin-off of Patriot Coal Corporation on October 31, 2007; and the 1–for-15 reverse stock split in September 2015.

(2)	The market value was calculated based on the closing market price per share of our common stock on the last trading day of 2015 ($7.68 per share).

(3)	The number of performance units disclosed is based on the assumption that target performance goals will be achieved.

(4)

The market value was calculated based on the percent of award achievement as of December 31, 2015 and the closing market price per share of our common stock on the last trading day of 2015 ($7.68 per share). As of December 31, 2015, our 2014 and 2015 grants of performance units are reflecting 0% and 25%, respectively, of award achievement.

(5)

The performance units were granted on January 2, 2014, and vest over a three-year performance period (December 31, 2016). Payout in early 2017 is subject to the achievement of the following goals: (i) our three-year TSR performance relative to the applicable Performance Unit Peer Group and the S&P 500 Index Group and (ii) a three-year ROMA target. The performance units granted to Mr. Boyce will be payable, if earned, in cash due to limitations on the number of awards that could be issued under the plan to an individual in any calendar year. Mr. Crews forfeited his performance units as a result of his July 31, 2015 voluntary resignation from the Company.

(6)

The performance units were granted on January 2, 2015, and vest over a three-year performance period (December 31, 2017). Payout in early 2018 is subject to the achievement of the following goals: (i) our three-year TSR performance relative to the applicable Performance Unit Peer Group and the S&P 400 Midcap Index Group and (ii) a three-year ROMA target. A portion of the performance units granted to Mr. Kellow, and all performance units granted to Mr. Boyce will be payable, if earned, in cash based on the plan limitation previously discussed. Mr. Crews forfeited his performance units as a result of his July 31, 2015 voluntary resignation from the Company.

(7)

The performance-based restricted stock units were granted on September 16, 2013 under Mr. Kellow’s employment agreement. 50% of these units vest on September 16, 2018, contingent upon our TSR exceeding 20% for 20 consecutive trading days prior to September 16, 2017. The remaining 50% vest on September 16, 2018, contingent upon our TSR exceeding 40% for 20 consecutive trading days prior to September 16, 2018. As of December 31, 2015, the performance-based restricted stock units do not reflect achievement of the relevant performance target.

(8)

The restricted shares were granted on January 2, 2013 and vested on the third anniversary of the grant date (January 2, 2016), although they were unvested as of December 31, 2015. Forty-three percent of the number of restricted shares that were granted to Mr. Meintjes vested in three equal annual installments beginning on the first anniversary of the grant date; the remaining restricted shares vested on the third anniversary of the grant date.

(9)

The restricted shares were granted on January 2, 2014 and will vest on the third anniversary of the grant date (January 2, 2017). Twenty percent of the number of restricted shares that were granted to Mr. Meintjes have vested or will vest in three equal annual installments beginning on the first anniversary of the grant date; the remaining restricted shares will vest on the third anniversary of the grant date.

(10)

The restricted shares were granted on January 2, 2015 and will vest on the third anniversary of the grant date (January 2, 2018). One-half of the number of restricted shares that were granted to Mr. Meintjes have vested or will vest in three equal annual installments beginning on the first anniversary of the grant date; the remaining restricted shares will vest on the third anniversary of the grant date. Mr. Crews forfeited his restricted shares as a result of his July 31, 2015 voluntary resignation from the Company.

(11)	The options were granted on January 3, 2006 and vested in three equal annual installments beginning January 3, 2007.

(12)	The options were granted on January 3, 2007 and vested in three equal annual installments beginning January 3, 2008.

(13)	The options were granted on January 2, 2008 and vested in three equal annual installments beginning January 2, 2009.

(14)

The options were granted on January 5, 2009 and vested in three equal annual installments beginning January 5, 2010. Mr. Crews forfeited his stock options as a result of his July 31, 2015 voluntary resignation from the Company.

(15)

The options were granted on January 4, 2010 and vested in three equal annual installments beginning January 4, 2011. Mr. Crews forfeited his stock options as a result of his July 31, 2015 voluntary resignation from the Company.

(16)

The options were granted on January 3, 2011 and vested in three equal annual installments beginning January 3, 2012. Mr. Crews forfeited his stock options as a result of his July 31, 2015 voluntary resignation from the Company.

(17)

The options were granted on January 3, 2012 and vested in three equal annual installments beginning January 3, 2013. Mr. Crews forfeited his stock options as a result of his July 31, 2015 voluntary resignation from the Company.

(18)

The options were granted on January 2, 2013 and have vested or will vest in three equal annual installments beginning January 2, 2014. Mr. Crews forfeited his stock options as a result of his July 31, 2015 voluntary resignation from the Company.

(19)	The options were granted on September 16, 2013 and have vested or will vest in three equal annual installments beginning September 16, 2014.

(20)

The options were granted on January 2, 2014 and have vested or will vest in three equal annual installments beginning January 2, 2015. Mr. Crews forfeited his stock options as a result of his July 31, 2015 voluntary resignation from the Company.

(21)	The options were granted on April 1, 2014 and have vested or will vest in three equal annual installments beginning April 10, 2015.

(22)

The options were granted on January 2, 2015 and have vested or will vest in three equal annual installments beginning January 2, 2016. Mr. Crews forfeited his stock options as a result of his July 31, 2015 voluntary resignation from the Company.

(23)	In accordance with the terms of his transition agreement, Mr. Boyce was provided continued vesting through the end of the vesting period set forth in his award agreements.

Peabody Energy Corporation	2015 Form 10-K/A	31

2015 Option Exercises and Stock Vested

The following table sets forth detail about stock awards that vested during 2015 for each of the NEOs. The stock awards included performance units, restricted stock and restricted stock units. There were no stock option exercises in 2015.

	Stock Awards(1)(2)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)(4)
Glenn L. Kellow	1,864	4,324
Amy B. Schwetz	280	32,709
Charles F. Meintjes	7,989	274,293
Kemal Williamson	2,224	5,159
Andrew P. Slentz	1,219	141,603
Gregory H. Boyce	32,642	208,936
Michael C. Crews	2,757	320,095

(1)

Includes the following number of shares of common stock delivered in February 2016 in connection with the payout of the performance unit awards that were granted in 2013 and that vested on December 31, 2015 for Mr. Kellow, 1,864; Mr. Meintjes, 2,447; Mr. Williamson, 2,224; and Mr. Boyce, 7,790. Mr. Crews forfeited his performance units as a result of his July 31, 2015 voluntary resignation from the Company.

(2)

Includes the following number of shares of common stock delivered in connection with lapse of restrictions on restricted stock that vested during 2015: Ms. Schwetz, 280; Mr. Meintjes, 2,313; Mr. Slentz, 1,219; and Mr. Crews, 2,757. In conjunction with the terms of his transition agreement, restrictions lapsed on restricted stock (9,505) and restricted stock units (15,347) for Mr. Boyce. Provided that an irrevocable general release is executed by Mr. Boyce, 9,505 shares of common stock will be delivered on the third anniversary of the grant date, January 2, 2018; 8,613 restricted stock units will be payable in cash on July 1, 2016; and 6,734 restricted stock units will be converted to shares of common stock and delivered on January 1, 2017. For purposes of this disclosure, Mr. Boyce’s value realized on the vesting of his restricted stock units is based on the closing market price per share of our common stock on the last trading day of 2015 ($7.68 per share). However, Mr. Boyce’s actual value realized will be based on the closing market price per share of our common stock at the time of settlement.

(3)

Grant date fair value of the 2013 performance unit awards for our NEOs was $7.7 million, of which $33,232 was realized upon vesting at 27.0% of target. If the 2013 performance unit awards had been paid out at target based on the closing market price per share of our common stock on the last trading day of 2015 ($7.68 per share), $111,206 of realized value would have been distributed to the NEOs listed above that were eligible for participation in the performance unit program at the time of the grant.

(4)

A detailed explanation of the value realized due to the payout of performance unit awards granted in 2013 is included in the Peabody Relative Performance for Performance Period Ended December 31, 2015 and Resulting Performance Unit Award Payouts to NEOs table below.

Performance Unit Program

In February 2016, the NEOs received payouts under the terms of performance unit awards granted in 2013 that vested on December 31, 2015. The value realized is shown in the “Stock Awards” column in the above table. These payouts were consistent with our stated executive compensation philosophy to create a clear link to shareholder value and to base compensation, in part, on relative external performance. Specifically, the percentage of these performance units earned was based on (i) our TSR over the three-year performance period beginning January 3, 2013 (September 16, 2013 for Mr. Kellow’s award) and ended December 31, 2015, relative to the TSR of the Performance Unit Peer Group was weighted at 25% and (ii) our TSR relative to the S&P 500 Index Group was weighted at 75%.

Over the three-year performance period, our negative TSR of 97.7% (negative TSR of 96.7% for Mr. Kellow’s September 16, 2013 award) was at the 52nd percentile of the Performance Unit Peer Group and was below the 1st percentile of the S&P 500 Index Group.

Peabody Energy Corporation	2015 Form 10-K/A	32

Peabody Relative Performance for Performance Period Ended December 31, 2015 and

Resulting Performance Unit Award Payouts to NEOs

The following table compares our TSR for the three-year period ended December 31, 2015 to the performance of the Performance Unit Peer Group and to the performance of the S&P 500 Index Group. Based on our relative performance, the NEOs earned the following performance units under the program:

		25% Weighting		75% Weighting
NEO	Performance Period	Percentile Ranking Among Performance Unit Peer Group - TSR	Ranking Among Performance Unit Peer Group	Percentile Ranking Among Index Companies - TSR(1)	Ranking Among Index Companies(1)	Percent of Metric Earned for TSR	Total Payout as a % of Target	Target Award Units (#)	Actual Award Shares (#)(2)	Actual Award Value ($)(3)
Glenn L. Kellow(4)	2013 - 2015	52.0%	3 of 5	0.0%	392 of 392	108.0%	27.0%	1,884	1,864	4,324
Amy B. Schwetz(5)
Charles F. Meintjes(6)	2013 - 2015	52.0%	3 of 5	0.0%	388 of 388	108.0%	27.0%	2,473	5,676	5,676
Kemal Williamson(7)	2013 - 2015	52.0%	3 of 5	0.0%	388 of 388	108.0%	27.0%	2,248	2,224	5,159
Andrew P. Slentz(5)
Gregory H. Boyce(8)	2013 - 2015	52.0%	3 of 5	0.0%	388 of 388	108.0%	27.0%	7,875	7,790	18,073
Michael C. Crews(9)	2013 - 2015	52.0%	3 of 5	0.0%	388 of 388	108.0%	27.0%	2,120	—	—

(1)	The index is designed to track the performance of companies included in the S&P 500 Index Group.

(2)

The actual number of shares delivered in respect of earned performance units was calculated by dividing the actual award value (see footnote 3) by the market closing price per share of our common stock on the settlement date, February 16, 2016 ($2.32).

(3)

The value of the awards was calculated based on the average closing price per share of our common stock for the four-week period ended December 31, 2015 ($8.50), multiplied by the total payout as a percentage of target.

(4)

Grant date fair value was $624,090. As noted on page 32, Mr. Kellow’s award was granted on September 16, 2013 while our other NEOs awards were granted January 3, 2013, due to this difference in grant date, the S&P 500 Index Group utilized for Mr. Kellow was slightly larger than the group utilized for our other NEOs.

(5)	Ms. Schwetz and Mr. Slentz were not eligible to participate in the performance unit program at the time of the grant.

(6)	Grant date fair value was $1,192,312.

(7)	Grant date fair value was $1,083,906.

(8)	Grant date fair value was $3,795,741.

(9)	Mr. Crews forfeited his performance units as a result of his July 31, 2015 voluntary resignation from the Company.

2001 Pension Benefits

Our Retirement Plan for Salaried Employees, or pension plan, is a qualified “defined benefit” pension plan. The pension plan provides a monthly annuity to eligible salaried employees when they retire. An employee must have at least five years of service to be vested in his or her benefit under the pension plan. A full benefit is available to a retiree at age 62. A retiree can begin receiving a benefit as early as age 55; however, a 4% reduction factor applies for each year a retiree receives a benefit prior to age 62.

The pension plan was phased out beginning January 1, 2001. Certain transition benefits were introduced based on the age and service of affected employees at December 31, 2000. Each of the participants in the pension plan has had his or her pension benefits frozen. In all cases, final average earnings for retirement purposes are capped at December 31, 2000 levels.

A participant’s retirement benefit under the pension plan is equal to the sum of (1) 1.112% of the highest average monthly earnings over 60 consecutive months up to the “covered compensation limit” multiplied by the employee’s years of service, not to exceed 35 years, and (2) 1.5% of the average monthly earnings over 60 consecutive months over the “covered compensation limit” multiplied by the employee’s years of service, not to exceed 35 years. Under the pension plan, “earnings” include compensation earned as base salary and up to five annual incentive awards.

Listed on the following page is the actuarial present value of the current accumulated pension benefit under the pension plan as of December 31, 2015 for the NEOs. Due to the phase out of the pension plan in 2001, Messrs. Williamson and Crews are the only NEOs who are eligible to receive a benefit under the pension plan. The estimated present value was determined assuming the NEO retires at age 62, the normal retirement age under the plan, using a discount rate of 4.55% and the RP 2014 Blue Collar Sex-Distinct Annuitant Mortality projected back to 2007 with MP 2014, and projected forward using generational Scale BB-2D. Other material assumptions used in making the calculations are discussed in Note 18 to our consolidated financial statements included in the Original Form 10-K. The disclosed amounts are estimates only and do not necessarily reflect the actual amounts that will be paid to an NEO. Such amounts will be known only at the time the NEO becomes eligible for payment.

Peabody Energy Corporation	2015 Form 10-K/A	33

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year
Glenn L. Kellow(2)	Peabody Investments Corp. Retirement Plan		Not a plan participant
Amy B. Schwetz(2)	Peabody Investments Corp. Retirement Plan		Not a plan participant
Charles F. Meintjes(2)	Peabody Investments Corp. Retirement Plan		Not a plan participant
Kemal Williamson(3)	Peabody Investments Corp. Retirement Plan	0.3	8,671	—
Andrew P. Slentz(2)	Peabody Investments Corp. Retirement Plan		Not a plan participant
Gregory H. Boyce(2)	Peabody Investments Corp. Retirement Plan		Not a plan participant
Michael C. Crews(3)	Peabody Investments Corp. Retirement Plan	2.3	23,512	—

(1)

Due to the phase-out of our pension plan as described above, years of credited service are less than years of actual service. The actual years of service number for Messrs. Williamson and Crews are 15.3 and 16.8, respectively.

(2)	Messrs. Kellow, Meintjes, Slentz and Boyce and Ms. Schwetz are not eligible to receive benefits under our pension plan because their employment with us began after the pension plan was phased out.

(3)

Under the terms of the phase-out, pension benefits for Messrs. Williamson and Crews were frozen as of December 31, 2000, and years of credited service, for the purpose of the pension plan, ceased to accrue.

2015 Nonqualified Deferred Compensation

The following table sets forth detail about activity for the NEOs in our nonqualified excess defined contribution retirement plan (“Excess Retirement Plan”).

All of the NEOs participate in the Excess Retirement Plan, which is designed to allow highly compensated management employees to make contributions in excess of certain limits imposed by the Internal Revenue Code that apply to our tax-qualified 401(k) plan. The Excess Retirement Plan is designed to restore the benefits, including matching contributions, not permitted due to certain limits imposed by the Internal Revenue Code on the 401(k) plan. Investment options under the Excess Retirement Plan are identical to those under the 401(k) plan, except that historically the 401(k) plan also included the Peabody Energy Stock Fund as an investment option.

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
Glenn L. Kellow	Excess Retirement Plan	36,550	36,550	(2,987)	—	166,874
Amy B. Schwetz	Excess Retirement Plan	4,610	4,610	681	—	9,901
Charles F. Meintjes	Excess Retirement Plan	17,100	17,100	3,474	—	332,570
Kemal Williamson	Excess Retirement Plan	47,448	17,793	7,100	—	942,367
Andrew P. Slentz	Excess Retirement Plan	9,700	9,700	12,878	—	217,198
Gregory H. Boyce	Excess Retirement Plan	43,944	43,944	27,450	—	2,862,290
Michael C. Crews	Excess Retirement Plan	7,650	5,100	2,631	—	540,554

(1)

The amounts reported in this column are also included in the 2015 Summary Compensation Table, in the “All Other Compensation” column for 2015 and in the “Registrant Contribution for Defined Contribution Plans” column of the “All Other Compensation” table.

(2)	Of the totals in this column, the following amounts represent Registrant Contributions to the Excess Retirement Plan that are reported in the 2015 Summary Compensation Table for the years 2007-2014:

Name	Excess Defined Contribution Retirement Plan Registrant Contributions Included in the 2015 Summary Compensation Table ($)	Excess Defined Contribution Retirement Plan Registrant Contributions Included in the 2007 - 2014 Summary Compensation Tables ($)	Total ($)
Glenn L. Kellow	36,550	63,180	99,730
Amy B. Schwetz	4,610	—	4,610
Charles F. Meintjes	17,100	96,158	113,258
Kemal Williamson	17,793	46,603	64,396
Andrew P. Slentz	9,700	—	9,700
Gregory H. Boyce	43,944	800,479	844,423
Michael C. Crews	5,100	208,551	213,651

Peabody Energy Corporation	2015 Form 10-K/A	34

Potential Payments Upon Termination or Change in Control

In 2015, all NEOs transitioned from employment agreements and are participants in the Severance Plan“”, with the exception of our President and CEO, who is expected to similarly transition in September 2016 when his current employment agreement expires. The Severance Plan was adopted to provide transitional assistance to certain senior executives whose employment is terminated by us (for reasons other than cause, death or disability) or by the senior executive for good reason. Mr. Kellow’s employment agreement and the Severance Plan provide cash severance based upon a 2x severance multiple of the sum of annual base salary and average annual cash incentive paid over the preceding three years (or a 2.5x multiple for the CEO if termination occurs within two years following a Change in Control), as well as continuing healthcare benefits. The table set forth on the next page reflects the amount of compensation that would have been payable to the NEOs in the event of termination of employment, including certain benefits upon an involuntary termination related to a change in control, under the terms of the Severance Plan, or employment agreement for Mr. Kellow, and long-term incentive award agreements, as applicable. Terms used in the following chart are defined in the applicable employment agreement, Severance Plan or award agreement. Information regarding Mr. Boyce’s December 31, 2015 separation from the Company is discussed under the heading “2013 Transition Agreement with Mr. Boyce” on page 25. Mr. Crews was a participant in the Severance Plan at the time of his voluntary resignation from the Company on July 31, 2015. Because his separation was voluntary, Mr. Crews was not eligible for any severance payment or benefits continuation provisions under the Severance Plan. The amounts shown assume a termination effective as of December 31, 2015. The actual amounts that would be payable can be determined only at the time of the NEO’s termination. The amount of compensation payable to each NEO upon retirement is not included in the table, as none of the NEOs were eligible for retirement (age 60, with 10 years of service) as of December 31, 2015. As noted above, on April 13, 2016, the Company and a majority of the Company’s wholly owned domestic subsidiaries, as well as one international subsidiary in Gibraltar, filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. Section 503(c) of the Bankruptcy Code places limitations on payments made to insiders of a company for, among other things, severance payments. Accordingly, the severance payments described herein will be subject to such limitations. In addition, the Company will likely not be able to make the payments described above to Mr. Boyce as they constitute prepetition claims and interests.

Peabody Energy Corporation	2015 Form 10-K/A	35

	Cash Severance ($)	Continued Benefits and Perquisites ($)	Other Cash Payment ($)	Accelerated and/or Continued Vesting / Earnout of Unvested Equity Compensation ($)(1)	Exercise Tax Gross- up or Cut- back($)	Total ($)
Glenn L. Kellow
“For Cause” Termination or Voluntary Termination(2)	—	—	—	—	—	—
Death or Disability(3)	519,730	—	—	206,428	—	726,158
Involuntary Termination “Without Cause” or “For Good Reason”(4)	4,336,711	60,078	141,578	9,523	—	4,547,890
Involuntary Termination Related to a Change in Control(5)	5,290,956	60,078	141,578	206,428	953,390	4,745,650
Amy B. Schwetz
“For Cause” Termination or Voluntary Termination(2)	—	—	—	—	—	—
Death or Disability(3)	174,108	—	—	20,130	—	194,238
Involuntary Termination “Without Cause” or “For Good Reason”(4)	1,403,363	70,606	—	—	—	1,473,969
Involuntary Termination Related to a Change in Control(5)	1,403,363	70,606	—	20,130	37,171	1,456,928
Charles F. Meintjes
“For Cause” Termination or Voluntary Termination(2)	—	—	—	—	—	—
Death or Disability(3)	243,638	—	—	106,512	—	350,150
Involuntary Termination “Without Cause” or “For Good Reason”(4)	2,470,845	74,116	—	8,738	—	2,553,699
Involuntary Termination Related to a Change in Control(5)	2,470,845	74,116	—	106,512	—	2,651,473
Kemal Williamson
“For Cause” Termination or Voluntary Termination(2)	—	—	—	—	—	—
Death or Disability(3)	205,489	—	—	51,098	—	256,587
Involuntary Termination “Without Cause” or “For Good Reason”(4)	2,171,448	56,570	—	3,174	—	2,231,192
Involuntary Termination Related to a Change in Control(5)	2,171,448	56,570	—	51,098	—	2,279,116
Andrew P. Slentz
“For Cause” Termination or Voluntary Termination(2)	—	—	—	—	—	—
Death or Disability(3)	190,250	—	—	57,028	—	247,278
Involuntary Termination “Without Cause” or “For Good Reason”(4)	1,681,104	56,570	—	1,952	—	1,739,626
Involuntary Termination Related to a Change in Control(5)	1,681,104	56,570	—	57,028	—	1,794,702

(1)

Reflects the value the NEO could realize as a result of the accelerated and/or continued vesting of any unvested performance units, restricted stock, restricted stock units and stock option awards. Performance units reflect earned amounts for the 2015 and 2014 awards based on actual performance as of December 31, 2015. Value attributed to restricted stock and restricted stock units is based on the December 31, 2015 closing stock price of $7.68. There is no value assigned to outstanding stock options, as all outstanding stock options have exercise prices that are greater than the December 31, 2015 closing stock price of $7.68.

(2)

“For Cause,” as defined for all NEOs includes: (1) any material and uncorrected breach by the NEO of the terms of his employment agreement, including but not limited to, engaging in disclosure of secret or confidential information; (2) any willful fraud or dishonesty of the NEO involving our property or business; (3) a deliberate or willful refusal or failure to comply with any major corporate policies which are communicated in writing; or (4) the NEO’s conviction of, or plea of no contest to any felony if such conviction shall result in imprisonment or if such conviction has a material detrimental effect on our reputation or business.

(3)

For all NEOs, compensation payable upon death or disability would include (1) accrued but unused vacation; (2) earned but unpaid annual incentive for the year of termination; (3) 100% payout of outstanding performance units based on actual performance to the date of termination; and (4) the value the NEO could realize as a result of the accelerated and/or continued vesting of any unvested restricted stock, restricted stock units, and stock option awards, as applicable. For 2015, the earned but unpaid annual incentive was equal to 100% of the sum of the non-equity incentive plan compensation, as shown in the Summary Compensation Table. Amounts do not include life insurance payments in the case of death.

(4)

For all NEOs, compensation payable would include: (1) severance payments of two times base salary; (2) a payment equal to two times the average of the actual annual incentives paid in the three prior years; (3) a payment equal to two times 6% of base salary to compensate the NEO for Company contributions the NEO otherwise might have received under our 401(k) plan; (4) any earned but unpaid annual incentive for the year of termination; (5) continuation of benefits for 18 months; (6) the value that could be realized based on a portion of the continued vesting of outstanding stock option awards; and (7) a prorated payout of outstanding performance units based on performance through the end of the performance period. In addition, the amounts reflect the value that could be realized based on a portion of the continued vesting of outstanding restricted stock awards, and for Mr. Kellow, the amounts reflect the value he could realize based on the accelerated and/or continued vesting of outstanding and unvested restricted stock unit awards held by him; provided, that if his employment had terminated on December 31, 2015 by virtue of clause (vi) of his Good Reason definition set forth in his employment agreement, the amount reflects the value he could realize based on the accelerated and/or continued vesting of a pro-rated portion of his outstanding and unvested restricted stock unit awards (determined based on his period of service through the termination date).

(5)

The amounts the NEOs would receive in the event of an involuntary termination in connection with a Change in Control, as defined in the applicable employment agreement, Severance Plan, or award agreement, are similar to those described in footnote 4, except that Mr. Kellow’s severance multiple increases from 2x to 2.5x if termination occurs within two years following a Change in Control.

Peabody Energy Corporation	2015 Form 10-K/A	36

DIRECTOR COMPENSATION

Compensation of non-employee directors for 2015 consisted of cash compensation, specifically annual board and committee retainers, and equity compensation. Each of these components is described below in more detail. Any director who is also our employee receives no additional compensation for serving as a director.

Annual Board and Committee Retainers

In 2015, each non-employee director was eligible to receive an annual cash retainer of $110,000. In view of the financial challenges facing the Company, the Board temporarily reduced the annual cash retainer by $20,000 for 2015, resulting in an annual cash retainer of $90,000 for 2015.

The Chairs of the Audit Committee and Compensation Committee each received an additional annual $15,000 cash retainer, and the Chairs of the Health, Safety, Security and Environmental Committee and the Nominating and Corporate Governance Committee each received an additional annual $10,000 cash retainer. The Lead Independent Director received an additional annual $25,000 cash retainer.

Non-employee directors may elect to receive their total annual cash retainer in the form of additional deferred stock units (based on the fair market value of our Common Stock on the grant date). The additional grant of deferred stock units is subject to the same grant timing, vesting and distribution date elections as the annual equity compensation grant described below.

We pay travel and accommodation expenses of our non-employee directors to attend meetings and other corporate functions. Non-employee directors do not receive meeting attendance fees. Non-employee directors may be accompanied by a spouse/partner when traveling on Company business on our aircraft or charter aircraft. Non-employee directors also have the opportunity to participate in our charitable contribution matching gifts program at the same level and based on the same guidelines applicable to our full-time employees.

Annual Equity Compensation

In 2015, non-employee directors received equity compensation valued at $130,000, awarded in deferred stock units (based on the fair market value of our Common Stock on the grant date). The deferred stock units generally vest ratably over 12 months (such that they fully vest on the first anniversary of the grant date) and are converted into shares of our Common Stock on the specified distribution date elected by each non-employee director. In the event of a change in control (as defined in our 2011 Long-Term Equity Incentive Plan), any unvested deferred stock units will vest on an accelerated basis. The deferred stock units also provide for accelerated vesting in the event of the non-employee director’s death or disability or separation from service due to the non-employee director reaching the end of his or her elected term and either (1) being ineligible to run for an additional term on the Board as a result of reaching age 75 or (2) having completed three years of service as a non-employee director and the current Board term for which he or she was elected.

As of December 31, 2015, all stock options held by our directors were “out-of-the-money” and therefore had no realizable value. On an aggregate basis, as of December 31, 2015, all undistributed deferred stock units held by our directors are worth approximately 4% of their grant date fair value. The following chart reflects the fair value of the outstanding equity awards held by directors compared to their grant date fair values:

	Grant Date Fair Value			Fair Value at December 31, 2015
Officer	Outstanding Options (Exercisable and Unexercisable) ($)	Undistributed Deferred Stock Units ($)	Total ($)	Outstanding Options (Exercisable and Unexercisable) ($)	Undistributed Deferred Stock Units ($)	Total ($)	% Fair Value Decline Since Grant Date
William Coley	75,000	390,000	465,000	-	14,569	14,569	-97%
William James	75,000	390,000	465,000	-	14,569	14,569	-97%
Robert Karn III	75,000	480,000	555,000	-	13,739	13,739	-98%
H.E. Lentz	75,000	390,000	465,000	-	14,569	14,569	-97%
Robert Malone	-	260,000	260,000	-	11,996	11,996	-95%
William Rusnack	37,500	390,000	427,500	-	14,569	14,569	-97%
Michael Sutherlin	-	260,000	260,000	-	12,373	12,373	-95%
John Turner	75,000	260,000	335,000	-	11,996	11,996	-96%
Sandra Van Trease	75,000	350,000	425,000	-	13,709	13,709	-97%
Heather Wilson	-	325,000	325,000	-	13,878	13,878	-96%

Total	487,500	3,495,000	3,982,500	-	135,967	135,967	-97%

Peabody Energy Corporation	2015 Form 10-K/A	37

The total 2015 compensation of our non-employee directors is shown in the table on the following page.

2015 Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(1)(2)	All Other Compensation ($)(3)	Total ($)	Undistributed Deferred Stock Units (#)	Outstanding Stock Options (#)(4)
William A. Coley *	97,500	130,000	3,000	230,500	5,895	186
William E. James	90,000	130,000	2,500	222,500	5,895	186
Robert B. Karn III	90,000	130,000	—	220,000	6,122	186
Henry E. Lentz *	100,000	130,000	—	230,000	5,895	186
Robert A. Malone ^	115,000	130,000	—	245,000	5,895	—
William C. Rusnack *	105,000	130,000	2,500	237,500	5,895	186
Michael W. Sutherlin	90,000	130,000	—	220,000	5,944	—
John F. Turner	96,667	130,000	—	226,667	5,895	186
Sandra Van Trease *	105,000	130,000	—	235,000	5,895	186
Heather A. Wilson	90,000	130,000	2,500	222,500	6,140	—
Alan H. Washkowitz(5)	22,500	130,000	1,661	154,161	—	186

*	Committee Chair during 2015

^	Lead Independent Director in 2015

(1)	Annual fees may be taken in the form of deferred stock units. No director elected to do so in 2015.

(2)

Represents the grant date fair value of awards granted in 2015 as computed in accordance with FASB ASC Topic 718. A discussion of the relevant fair value assumptions is set forth in Note 18 to our consolidated financial statements included in the Original Form 10-K. The amount actually realized from the deferred stock units will vary based on a number of factors, including our actual operating performance, stock price fluctuations and the timing of sales.

(3)

Amounts include (1) charitable contributions in our matching gifts program and (2) the aggregate incremental cost to us of use of our corporate aircraft where a spouse accompanied the non-employee director on our corporate aircraft for company business purposes. The aggregate incremental cost to us of use of our corporate aircraft was determined on a per flight basis, including the cost of fuel, landing fees, in-flight meals, sales tax, crew expenses, the hourly cost of aircraft maintenance for the applicable number of flight hours, and other variable costs specifically incurred.

(4)	There were no stock options granted in 2015.

(5)	Mr. Washkowitz retired from the Board effective January 22, 2015.

Share Ownership Requirements

Under our share ownership requirements for directors, each non-employee director is required to acquire and retain Common Stock having a value equal to at least five times his or her annual cash retainer.

If at any time a non-employee director does not meet his or her ownership requirement, the director must retain (1) any Common Stock owned by the director (whether owned directly or indirectly) and (2) any net shares received as the result of the exercise, vesting or payment of any Company equity award until the ownership requirement is met, in each case unless otherwise approved in writing by the Compensation Committee. For this purpose, “net shares” means the shares of Common Stock that remain after shares are sold or withheld, as the case may be, to (1) pay the exercise price for a stock option award or (2) satisfy any tax obligations, including withholding taxes, arising in connection with the exercise, vesting or payment of an equity award.

Compliance with these requirements is evaluated as of December 31 of each year. The value of an individual’s share ownership as of such date is determined by multiplying the number of shares of our Common Stock or other eligible equity interests held by the individual by the closing price of our stock as of the business day immediately preceding the date of determination.

For purposes of determining stock ownership levels, only the following forms of equity interests in the Company are included:

¡	Stock owned directly (including stock or stock units held in any defined contribution plan or employee stock purchase plan and shares of restricted stock);
¡	Stock held by immediate family members residing in the same household or through trusts for the benefit of the person or his or her immediate family members residing in the same household;
¡	Unvested restricted stock or RSUs (provided that vesting is based solely on the passage of time and/or continued service with the Company); and
¡	Vested and undistributed deferred stock units.

Peabody Energy Corporation	2015 Form 10-K/A	38

Due to the continued decline in the market price per share of our stock, ownership requirements were not met for any of our directors as of December 31, 2015; however, during 2015, all of our directors complied with the Company’s requirements that apply until the required stock ownership level is met.

Compensation Committee Interlocks and Insider Participation

Messrs. Coley, James, Malone, Rusnack, and Sutherlin served on the Company’s Compensation Committee during 2015. None of these committee members is a current or former Peabody officer or employee. In addition, none of our executive officers served during 2015 as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Company’s disclosure under “Compensation Discussion and Analysis” section of this Amendment.

Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K for the fiscal year ended December 31, 2015 for filing with the Securities and Exchange Commission.

MEMBERS OF THE COMPENSATION COMMITTEE:

WILLIAM C. RUSNACK, CHAIR
WILLIAM A. COLEY
WILLIAM E. JAMES
MICHAEL W. SUTHERLIN

Peabody Energy Corporation	2015 Form 10-K/A	39

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Ownership of Company Securities

The following table sets forth information as of April 1, 2016 with respect to persons or entities who are known to beneficially own more than 5% of our outstanding Common Stock, each director and director nominee, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.

Beneficial Owners of More Than Five Percent, Directors and Management

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)(3)(4)	Percent of Class(5)
Susquehanna Securities(6)
401 E. City Avenue, Suite 220	1,183,510	6.39%
Bala Cynwyd, PA 19004
BlackRock, Inc.(7)
55 East 52nd Street	1,048,840	5.66%
New York, NY 10055
Kopernick Global Investors, LLC(8)
302 Knights Run Avenue, Suite 1225	1,044,535	5.64%
Tampa, FL 33602
The Vanguard Group(9)
100 Vanguard Blvd.	1,009,933	5.45%
Malvern, PA 19355
William A. Coley	2,491	*
William E. James	2,522	*
Robert B. Karn III	2,798	*
Glenn L. Kellow	25,864	*
Henry E. Lentz	1,734	*
Robert A. Malone	2,379	*
Charles F. Meintjes	12,128	*
William C. Rusnack	2,262	*
Amy B. Schwetz	2,865	*
Andrew P. Slentz	7,370	*
Michael W. Sutherlin	333	*
John F. Turner	1,589	*
Sandra A. Van Trease	2,472	*
Kemal Williamson	23,426	*
Heather A. Wilson	—	*
All directors and executive officers as a group (18 people)(10)	129,196	*
Gregory H. Boyce(11)	130,080	*
Michael C. Crews(11)	19,727	*
Alan H. Washkowitz(11)	186	*

(1)	The address for all officers and directors listed is c/o Peabody Energy Corporation, Peabody Plaza, 701 Market Street, St. Louis, Missouri 63101.

(2)

Beneficial ownership is determined in accordance with SEC rules and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons and entities named in the table have sole voting and dispositive power with respect to all shares beneficially owned.

(3)

Includes shares issuable pursuant to stock options exercisable within 60 days after April 1, 2016, as follows: Mr. Coley, 186; Mr. James, 186; Mr. Karn, 186; Mr. Kellow, 17,943; Mr. Lentz, 186; Mr. Meintjes, 1,038; Mr. Rusnack, 186; Mr. Slentz, 1,986; Mr. Turner, 186; Ms. Van Trease, 186; Mr. Williamson, 16,286; and all directors and executive officers as a group, 42,752. Also includes restricted stock that remains unvested as of April 1, 2016 as follows: Mr. Kellow, 6,459; Mr. Meintjes, 4,726; Ms. Schwetz, 1,977; Mr. Slentz, 3,892; Mr. Williamson, 2,153; and all directors and executive officers as a group, 42,615.

(4)

Excludes deferred stock units held by our non-employee directors as of April 1, 2016 as follows: Mr. Coley, 5,895; Mr. James, 5,895; Mr. Karn, 6,122; Mr. Lentz, 5,895; Mr. Malone, 5,895; Mr. Rusnack, 5,895; Mr. Sutherlin, 5,944; Mr. Turner, 5,895; Ms. Van Trease, 5,895; Dr. Wilson, 6,140; and all directors and executive officers as a group, 59,471. Also excludes performance-based restricted stock units as of April 1, 2016 as follows: Mr. Kellow, 147,386; Mr. Meintjes, 36,667; Ms. Schwetz, 29,333; Mr. Slentz, 30,000; Mr. Williamson, 33,333; and all directors and executive officers as a group, 350,013

(5)

Applicable percentage ownership is based on 18,530,959 shares of Common Stock outstanding at April 1, 2016. An asterisk (*) indicates that the applicable person beneficially owns less than one percent of the outstanding shares.

(6)

This information is based on a Schedule 13G filed with the SEC on February 12, 2016 by Susquehana Securities in which it reported sole voting power as to 1,183,510 shares and sole dispositive power as to 1,183,510 shares as of December 31, 2015.

(7)

This information is based on a Schedule 13G filed with the SEC on February 10, 2016 by BlackRock, Inc. in which it reported sole voting power as to 975,228 shares and sole dispositive power as to 1,048,840 shares as of December 31, 2015.

(8)

This information is based on a Schedule 13G filed with the SEC on February 3, 2016 by Kopernik Global Investors in which it reported sole voting power as to 498,315 shares and sole dispositive power as to 1,044,535 shares as of December 31, 2015.

(9)

This information is based on a Schedule 13G filed with the SEC on February 10, 2016 by The Vanguard Group in which it reported sole voting power as to 23,835 shares and sole dispositive power as to 983,838 shares, shared voting power as of 3,733 shares, and shared dispositive power as to 26,095 shares as of December 31, 2015.

(10)	Excludes shares held by Messrs. Boyce, Crews and Washkowitz.
(11)

The beneficial ownership amount for Messrs. Boyce, Crews and Washkowitz is based on information in the most recent Forms 4 filed with the SEC regarding Company stock, adjusted to give effect to subsequent transactions through April 1, 2016 of which the Company is aware in connection with director or employment related equity awards.

Peabody Energy Corporation	2015 Form 10-K/A	40

Equity Compensation Plan Information

Information concerning our Equity Compensation Plans is set forth in Part III, Item 12 under the caption “Equity Compensation Plan Information of the Original Form 10-K

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policy for Approval of Related Person Transactions

Under a written policy adopted by the Board of Directors, the Nominating and Corporate Governance Committee is responsible for reviewing and approving all transactions between us and certain “related persons,” such as our executive officers, directors and owners of more than 5% of our voting securities. In reviewing a transaction, the Committee considers the relevant facts and circumstances, including the benefits to us, any impact on director independence and whether the terms are consistent with a transaction available on an arms-length basis. Only those related person transactions that are determined to be in (or not inconsistent with) our best interests and the best interests of our shareholders are permitted to be approved. No Committee member may participate in any review of a transaction in which the member or any of his or her family members is the related person. A copy of the policy can be found on our website (www.peabodyenergy.com) by clicking on “Investors,” then “Corporate Governance,” and then “Board of Directors Committee Charters” and is available in print to any shareholder who requests it. Information on our website is not considered part of the Original Form 10-K or this Amendment. During 2015, there were no such transactions requiring consideration by the committee.

Director Independence

As required by NYSE rules, the Board of Directors evaluates the independence of its members at least annually, and at other appropriate times when a change in circumstances could potentially impact the independence or effectiveness of one or more directors (such as in connection with a change in employment status or other significant status changes). This process is administered by the Nominating and Corporate Governance Committee, which consists entirely of directors who are independent under applicable NYSE rules. After carefully considering all relevant relationships with us, the Nominating and Corporate Governance Committee submits its recommendations regarding independence to the full Board, which then makes a determination with respect to each director.

In making independence determinations, the Nominating and Corporate Governance Committee and the Board consider all relevant facts and circumstances, including (1) the nature of any relationships with us, (2) the significance of the relationship to us, the other organization and the individual director, (3) whether or not the relationship is solely a business relationship in the ordinary course of our and the other organization’s businesses and does not afford the director any special benefits, and (4) any commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. For purposes of this determination, the Board deems any relationships that have expired for more than three years to be immaterial.

After considering NYSE standards for independence and various other factors as described herein, the Board has determined that all directors other than Mr. Kellow are independent. None of the directors other than Mr. Kellow receives any compensation from us other than customary director and committee fees.

Messrs. Rusnack and Turner, Ms. Van Trease and Dr. Wilson and/or their immediate family members serve as directors, officers or trustees of charitable organizations to which we made contributions in the normal course of our charitable contributions program. After careful consideration, the Board has determined that these contributions do not impair, or appear to impair, these directors’ independent judgment.

Until April 22, 2014, Mr. Turner served as a member of the board of directors of one of our customers, American Electric Power Company, Inc. After careful consideration, the Board has determined that this relationship does not impair, or appear to impair, Mr. Turner’s independent judgment.

Until December 2013, Mr. Sutherlin was the President and Chief Executive Officer of one of our suppliers, Joy Global Inc. After careful consideration, the Board has determined that this relationship does not impair, or appear to impair, Mr. Sutherlin’s independent judgment.

Until his retirement on January 22, 2015, Alan H. Washkowitz, served as member of our Board. After considering NYSE standards for independence and various other factors as described herein, the Board previously had determined that he was independent.

Peabody Energy Corporation	2015 Form 10-K/A	41

Item 14.  Principal Accountant Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

Ernst & Young LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014. The following fees were paid to Ernst & Young LLP for services rendered during our last two fiscal years:

¡

Audit Fees: $5,835,761 (for the fiscal year ended December 31, 2015) and $4,963,000 (for the fiscal year ended December 31, 2014) for fees associated with the annual audit of our consolidated financial statements, including the audit of internal control over financial reporting, the reviews of our quarterly reports on Form 10-Q, services provided in connection with statutory and regulatory filings, assistance with and review and accounting and financial reporting consultations.

¡

Audit-Related Fees: $32,572 (for the fiscal year ended December 31, 2015) and $220,000 (for the fiscal year ended December 31, 2014) for assurance-related services for internal control reviews, and other attest services not required by statute.

¡	Tax Fees: $149,975 (for the fiscal year ended December 31, 2015) and $199,000 (for the fiscal year ended December 31, 2014) for tax compliance, tax advice and tax planning services.
¡	All Other Fees: $1,995 (for the fiscal year ended December 31, 2015) and $2,000 (for the fiscal year ended December 31, 2014) for fees related to an online research tool.

Under the Board’s established procedures, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm to ensure that the provisions of such services do not impair such firm’s independence. The Audit Committee may delegate its pre-approval authority to one or more of its members, but not to management. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Each fiscal year, the Audit Committee reviews with management and the independent registered public accounting firm the types of services that are likely to be required throughout the year. Those services are comprised of four categories, including audit services, audit-related services, tax services and all other permissible services. At that time, the Audit Committee pre-approves a list of specific services that may be provided within each of these categories, and sets fee limits for each specific service or project. Management is then authorized to engage the independent registered public accounting firm to perform the pre-approved services as needed throughout the year, subject to providing the Audit Committee with regular updates. The Audit Committee regularly reviews the amount of all billings submitted by the independent registered public accounting firm to ensure their services do not exceed pre-defined limits. The Audit Committee must review and approve in advance, on a case-by-case basis, all other projects, services and fees to be performed by or paid to the independent registered public accounting firm. The Audit Committee also must approve in advance any fees for pre-approved services that exceed the pre-established limits, as described above.

Under our policy and/or applicable rules and regulations, our independent registered public accounting firm is prohibited from providing the following types of services to us: (1) bookkeeping or other services related to our accounting records or financial statements, (2) financial information systems design and implementation, (3) appraisal or valuation services, fairness opinions or contribution-in-kind reports, (4) actuarial services, (5) internal audit outsourcing services, (6) management functions, (7) human resources, (8) broker-dealer, investment advisor or investment banking services, (9) legal services, (10) expert services unrelated to audit, (11) any services entailing a contingent fee or commission (not including fees awarded by a bankruptcy court) and (12) tax services to any of our officers whose role is in a financial reporting oversight capacity (regardless of whether we or the officer pays the fee for the services).

During the fiscal years ended December 31, 2015 and 2014, all of the services described under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were approved by the Audit Committee in accordance with the procedures described above.

Peabody Energy Corporation	2015 Form 10-K/A	42

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of the Report

(1)            The financial statements are included in Item 15 of the Original Form 10-K;

(2)            The financial statement schedules are included in Item 15 of the Original Form 10-K; and

(3)            See the Exhibit Index hereto for the exhibits required to be filed as part of this report or incorporated by reference. Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Securities and Exchange Commission upon request.

Peabody Energy Corporation	2015 Form 10-K/A	43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEABODY ENERGY CORPORATION

/s/ GLENN L. KELLOW
Glenn L. Kellow
President and Chief Executive Officer

Date: April 29, 2016

Peabody Energy Corporation	2015 Form 10-K/A	44

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011) and Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 6, 2015).

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed December 16, 2015).

4.1	Specimen of stock certificate representing the Registrant’s common stock, $.01 par value (Incorporated by reference to Exhibit 4.13 to Amendment No. 4 to the Registrant’s Form S-1 Registration Statement No. 333-55412, filed May 1, 2001).

4.2	Indenture, dated as of March 19, 2004, between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.3	Subordinated Indenture, dated as of December 20, 2006, between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed December 20, 2006).

4.4	Indenture, dated as of November 15, 2011, among Peabody, the Guarantors named therein and U.S. Bank National Association, as trustee, governing the 6.00% Senior Notes Due 2018 and 6.25% Senior Notes Due 2021 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed November 17, 2011).

4.5

Indenture, dated as of March 16, 2015, among Peabody, the Guarantors named therein and U.S. Bank National Association, as Trustee and Collateral Agent, governing 10% Senior Secured Second Lien Notes due 2022 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed March 17, 2015).

Pursuant to CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

10.1	Amended and Restated Credit Agreement, as amended and restated as of September 24, 2013, by and among Peabody Energy Corporation, Citibank, N.A., as administrative agent, swing line lender and L/C issuer, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Crédit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC and RBS Securities Inc., as joint lead arrangers and joint book managers, and the other agents and lending institutions identified in the Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.2	Share Charge, dated as of September 24, 2013, between Peabody Holdings (Gibraltar) Limited, as grantor, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 30, 2013).

10.3	Pledge Agreement, dated as of September 24, 2013, among Peabody Investments Corp., as grantor, and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 30, 2013).

10.4	Omnibus Amendment Agreement, dated as of February 5, 2015, to the Amended and Restated Credit Agreement, dated September 24, 2013, by and among Peabody Energy Corporation, Citibank, N.A., as administrative agent, swing line lender and L/C issuer, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Crédit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC and RBS Securities Inc., as joint lead arrangers and joint book managers, and the other agents and lending institutions identified in the Credit Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2015).

10.5	Fourth Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2013, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Related Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2013).

10.6	First Lien/Second Lien Intercreditor Agreement, dated March 16, 2015, among Peabody Energy Corporation, the other grantors party thereto, U.S. Bank, National Association, as second priority representative and Citibank, N.A., as senior representative (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 17, 2015).

10.7	Federal Coal Lease WYW0321779: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-4 Registration Statement No. 333-59073).

10.8	Federal Coal Lease WYW119554: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).

10.9	Federal Coal Lease WYW5036: Rawhide Mine (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).

10.10	Federal Coal Lease WYW3397: Caballo Mine (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).

10.11	Federal Coal Lease WYW83394: Caballo Mine (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).

10.12	Federal Coal Lease WYW136142 (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-59073, filed September 8, 1998).

10.13	Royalty Prepayment Agreement by and among Peabody Natural Resources Company, Gallo Finance Company and Chaco Energy Company, dated September 30, 1998 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.14	Federal Coal Lease WYW154001: North Antelope Rochelle South (Incorporated by reference to Exhibit 10.68 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.15	Federal Coal Lease WYW150210: North Antelope Rochelle Mine (Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.16	Federal Coal Lease WYW151134 effective May 1, 2005: West Roundup (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.17	Federal Coal Lease Readjustment WYW78663: Caballo (Incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.18	Transfer by Assignment and Assumption of Federal Coal Lease WYW172657: Caballo West (Incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.19	Federal Coal Lease WYW176095: Porcupine South (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.20	Federal Coal Lease WYW173408: North Porcupine (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.21	Federal Coal Lease WYW172413: School Creek (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.22	Separation Agreement, Plan of Reorganization and Distribution, dated October 22, 2007, between the Registrant and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed October 25, 2007).

10.23	Tax Separation Agreement, dated October 22, 2007, between the Registrant and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed October 25, 2007).

10.24	Coal Act Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC and the Registrant (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed October 25, 2007).

10.25	Salaried Employee Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC, Peabody Coal Company, LLC and the Registrant (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed October 25, 2007).

10.26	Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES II, LLC (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed October 25, 2007).

10.27	Settlement Agreement entered into as of October 24, 2013, by and among Patriot Coal Corporation, on behalf of itself and its affiliates, the Registrant, on behalf of itself and its affiliates, and the United Mine Workers of America, on behalf of itself and the UMWA Employees and UMWA Retirees (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed October 30, 2013).

10.28	Purchase and Sale Agreement, dated as of November 20, 2015, by and between Four Star Holdings, LLC and Western Megawatt Resources, LLC (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.29	Limited Waiver to Purchase and Sale Agreement by and between Four Star Holdings, LLC and Western Megawatt Resources, LLC dated March 30, 2016. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed March 31, 2016).

10.30	Fifth Amended and Restated Receivables Purchase Agreement, dated as of March 25, 2016, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed March 31, 2016).

10.31	First Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of April 12, 2016, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as the Sole Purchaser, Committed Purchaser, LC Bank and LC Participant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 13, 2016).

10.32	Second Amendment to the Fifth Amended and Restated Receivables Purchase Agreement, dated as of April 18, 2016, by and among Peabody Energy Corporation, P&L Receivables Company, LLC, the various Sub-Servicers listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as the Sole Purchaser, Committed Purchaser, LC Bank and LC Participant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 22, 2016).

10.33	Superpriority Secured Debtor-In-Possession Credit Agreement, dated as of April 18, 2016, by and among Peabody Energy Corporation, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as Administrative Agent and L/C Issuer (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed April 22, 2016).

10.34*	1998 Stock Purchase and Option Plan for Key Employees of the Registrant (Incorporated by reference to Exhibit 4.9 of the Registrant’s Form S-8 Registration Statement No. 333-105456, filed May 21, 2003).

10.35*	Amendment to the 1998 Stock Purchase and Option Plan for Key Employees of the Registrant (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed October 17, 2007).

10.36*	Amendment No. 2 to the 1998 Stock Purchase and Option Plan for Key Employees of the Registrant (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed December 11, 2007).

10.37*	Amendment No. 3 to the 1998 Stock Purchase and Option Plan for Key Employees of the Registrant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.38*	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.39*	Form of Amendment to Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.40*	Form of Amendment, dated as of June 15, 2004, to Non-Qualified Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.65 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.41*	Form of Incentive Stock Option Agreement under the Registrant’s 1998 Stock Purchase and Option Plan for Key Employees (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.42*	Long-Term Equity Incentive Plan of the Registrant (Incorporated by reference to Exhibit 99.2 of the Registrant’s Form S-8 Registration Statement No. 333-61406, filed May 22, 2001).

10.43*	Amendment to the Registrant’s 2001 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed October 17, 2007).

10.44*	Amendment No. 2 to the Registrant’s 2001 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.45*	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2001 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.46*	Form of Performance Unit Award Agreement under the Registrant’s 2001 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.47*	Form of Non-Qualified Stock Option Agreement for Outside Directors under the Registrant’s 2001 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 14, 2005).

10.48*	Form of Restricted Stock Award Agreement for Outside Directors under the Registrant’s 2001 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 14, 2005).

10.49*	Equity Incentive Plan for Non-Employee Directors of the Registrant (Incorporated by reference to Exhibit 99.3 of the Registrant’s Form S-8 Registration Statement No. 333-61406, filed May 22, 2001).

10.50*	Amendment No. 1 to the Equity Incentive Plan for Non-Employee Directors of the Registrant (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.51*	Form of Non-Qualified Stock Option Agreement under the Registrant’s Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.52*	The Registrant’s 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Annex A to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, filed April 2, 2004).

10.53*	Amendment No. 1 to the Registrant’s 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.67 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.54*	Amendment No. 2 to the Registrant’s 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed October 17, 2007).

10.55*	Amendment No. 3 to the Registrant’s 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed October 17, 2007).

10.56*	Amendment No. 4 to the Registrant’s 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 11, 2007).

10.57*	Amendment No. 5 to the Registrant’s 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.58*	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2005).

10.59*	Form of Performance Units Agreement under the Registrant’s 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed January 7, 2005).

10.60*	Form of Performance Units Agreement under the Registrant’s 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.61*	Form of Performance Unit Award Agreement under the Registrant’s 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.62*	Form of Deferred Stock Units Agreement for Non-Employee Directors under the Registrant’s 2004 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.63*	Peabody Energy Corporation 2011 Long-Term Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s Proxy Statement, filed March 22, 2011).

10.64*	Amendment No. 1 to the Registrant’s 2011 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.65*	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2011 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.66*	Form of Performance Units Agreement under the Registrant’s 2011 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.67*	Form of Restricted Stock Award Agreement under the Registrant’s 2011 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.68*	Form of Deferred Stock Unit Agreement under the Registrant’s 2011 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.69*	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2011 Long-Term Equity Incentive Plan (effective for awards to executive officers than Gregory H. Boyce on and after January 2, 2014) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 25, 2014).

10.70*	Form of Restricted Stock Award Agreement under the Registrant’s 2011 Long-Term Equity Incentive Plan (effective for awards on and after January 2, 2014) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 25, 2014).

10.71*	Form of Performance Units Agreement under the Registrant’s 2011 Long-Term Equity Incentive Plan. (effective for awards on and after January 2, 2014) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed April 25, 2014).

10.72*	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2011 Long-Term Equity Incentive Plan (effective for awards to Gregory H. Boyce on and after January 2, 2014) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed April 25, 2014).

10.73*	Peabody Energy Corporation 2015 Long-Term Incentive Plan (Incorporated by reference to Appendix B of the Registrant’s Proxy Statement, filed March 24, 2015).

10.74*	Form of Performance-Based Restricted Stock Unit Agreement under the Registrant’s 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.69 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.75*	Form of Performance-Based Restricted Stock Unit Agreement under the Registrant’s 2015 Long-Term Incentive Plan (effective for Australia) (Incorporated by reference to Exhibit 10.70 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.76*	Form of Service-Based Cash Award Agreement under the Registrant’s 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.71 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.77*	Form of Service-Based Cash Award Agreement under the Registrant’s 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.72 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.78*	Form of Service-Based Cash Award Agreement for Non-Employee Directors under the Registrant’s 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.73 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.79*	Form of Deferred Stock Unit Agreement under the Registrant’s 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.74 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.80*	Form of Restrictive Covenant Agreement under the Registrant’s 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.81*	Form of Restrictive Covenant Agreement under the Registrant’s 2015 Long-Term Incentive Plan (Australia) (Incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.82*	Cash-Settled Performance Units Agreement between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed April 25, 2014).

10.83*	2009 Amendment entered into effective December 31, 2009 to the Stock Grant Agreement dated as of October 1, 2003 between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.84*	2009 Amendment entered into effective December 31, 2009 to the Non-Qualified Stock Option Agreement dated January 2, 2008 between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.85*	2009 Amendment entered into effective December 31, 2009 to the Non-Qualified Stock Option Agreement dated January 5, 2009 between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.86*	2009 Amendment entered into effective December 31, 2009 to the Performance Units Agreement dated January 2, 2008 between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.87*	2009 Amendment entered into effective December 31, 2009 to the Performance Units Agreement dated January 5, 2009 between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.88*	2010 Amendment entered into effective March 17, 2010, to the 2008 Performance Units Award Agreement dated January 2, 2008 between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.89*	2010 Amendment entered into effective March 17, 2010, to the 2009 Performance Units Award Agreement dated January 5, 2009 between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.90*	Amended and Restated Employee Stock Purchase Plan of the Registrant (Incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.91*	Amendment to the Amended and Restated Employee Stock Purchase Plan of the Registrant (Incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.92*	Amended and Restated Australian Employee Stock Purchase Plan of the Registrant (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.93*	Amendment to the Amended and Restated Australian Employee Stock Purchase Plan of the Registrant (Incorporated by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.94*	2008 Management Annual Incentive Compensation Plan (Incorporated by reference to Appendix B to the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders, filed March 27, 2008).

10.95*	The Registrant’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.96*	First Amendment to the Registrant’s Deferred Compensation Plan (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.97*	Letter Agreement, dated as of March 1, 2005, by and between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed March 4, 2005).

10.98*	Restated Employment Agreement effective December 31, 2009 by and between the Registrant and Gregory H. Boyce (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 24, 2009).

10.99*	Amended and Restated Transition Agreement effective May 8, 2014 by and between Peabody Energy Corporation and Gregory H. Boyce (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2014).

10.100*	2013 Restricted Stock Unit Agreement by and between Peabody Energy Corporation and Gregory H. Boyce (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 3, 2013).

10.101*	Employment Agreement entered into as of August 21, 2013, by and between Peabody Energy Corporation and Glenn L. Kellow (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2013).

10.102*	Restrictive Covenant Agreement entered into as of August 21, 2013, by and between Peabody Energy Corporation and Glenn L. Kellow (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 27, 2013).

10.103*	Letter dated January 27, 2015 to Glenn L. Kellow from the Chairman of the Compensation Committee of the Peabody Energy Corporation Board of Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2015).

10.104*	Letter Agreement entered into as of January 27, 2015, by and between Peabody Energy Corporation and Glenn L. Kellow (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 28, 2015).

10.105*	Letter Agreement entered into as of April 21, 2015, by and between Peabody Energy Corporation and Gregory H. Boyce (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2015).

10.106*	Letter Agreement entered into as of April 20, 2015, by and between Peabody Energy Corporation and Glenn L. Kellow (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 21, 2015).

10.107*	Employment Agreement entered into as of December 31, 2008 by and between the Registrant and Michael C. Crews (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed December 31, 2008).

10.108*	Restated Employment Agreement entered into as of January 7, 2013 by and between the Registrant and Charles F. Meintjes (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 10, 2013).

10.109*	Restated Employment Agreement entered into as of December 20, 2012 by and between the Registrant and Kemal Williamson (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2012).

10.110*	Peabody Energy Corporation Executive Severance Plan. (Incorporated by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2015).

10.111*	Peabody Energy Corporation 2015 Amended and Restated Executive Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 23, 2015).

10.112*	Form of Director and Executive Officer Indemnification Agreement between the Registrant and each of its directors and executive officers. (Incorporated by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2015).

10.113*	Peabody Investments Corp. Supplemental Employee Retirement Account (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

23.2	Consent of Palaris Australia Pty Ltd (Incorporated by reference to Exhibit 23.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

31.1	Certification of periodic financial report by the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2016 (Incorporated by reference to Exhibit 31.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

31.2	Certification of periodic financial report by the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2016 (Incorporated by reference to Exhibit 31.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

31.3†	Certification of periodic financial report by the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, dated April 29, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†	Certification of periodic financial report by the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, dated April 29, 2016, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer, dated March 15, 2016 (Incorporated by reference to Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

32.2	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer, dated March 15, 2016 (Incorporated by reference to Exhibit 32.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

95	Mine Safety Disclosure required by Item 104 of Regulation S-K (Incorporated by reference to Exhibit 95 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

101	Interactive Data File (Form 10-K for the year ended December 31, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” (Incorporated by reference to Exhibit 101 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

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