Form 10-Q
period 2016-03-31
PEABODY ENERGY CORP
filed 2016-05-06
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 18.5 million shares of the registrant's common stock (par value of $0.01 per share) outstanding at May 2, 2016.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions, except per share data)
Revenues
Sales	$879.8	$1,418.7
Other revenues	147.4	119.2
Total revenues	1,027.2	1,537.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	920.2	1,321.6
Depreciation, depletion and amortization	111.8	147.5
Asset retirement obligation expenses	13.1	14.2
Selling and administrative expenses	48.3	49.4
Restructuring charges	12.1	—
Other operating (income) loss:
Net gain on disposal of assets	(1.8)	(0.1)
Asset impairment	17.2	—
Loss from equity affiliates	9.0	3.1
Operating (loss) profit	(102.7)	2.2
Interest expense	126.2	106.6
Loss on early debt extinguishment	—	59.5
Interest income	(1.4)	(2.5)
Loss from continuing operations before income taxes	(227.5)	(161.4)
Income tax (benefit) provision	(65.8)	3.0
Loss from continuing operations, net of income taxes	(161.7)	(164.4)
Loss from discontinued operations, net of income taxes	(3.4)	(8.9)
Net loss	(165.1)	(173.3)
Less: Net income attributable to noncontrolling interests	—	3.3
Net loss attributable to common stockholders	$(165.1)	$(176.6)

Loss from continuing operations:
Basic loss per share	$(8.85)	$(9.31)
Diluted loss per share	$(8.85)	$(9.31)

Net loss attributable to common stockholders:
Basic loss per share	$(9.03)	$(9.81)
Diluted loss per share	$(9.03)	$(9.81)

Dividends declared per share	$—	$0.0375
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions)
Net loss	$(165.1)	$(173.3)
Other comprehensive income (loss), net of income taxes:
Net change in unrealized losses on available-for-sale securities (net of respective net tax benefits of $0.0 and $0.1)	—	(0.2)
Net unrealized gains (losses) on cash flow hedges (net of respective net tax provision (benefit) of $29.2 and ($1.2))
Decrease in fair value of cash flow hedges	—	(149.7)
Reclassification for realized losses included in net loss	49.7	94.0
Net unrealized gains (losses) on cash flow hedges	49.7	(55.7)
Postretirement plans and workers' compensation obligations (net of respective net tax provision (benefit) of $2.1 and ($0.0))	3.6	12.6
Foreign currency translation adjustment	2.7	(27.4)
Other comprehensive income (loss), net of income taxes	56.0	(70.7)
Comprehensive loss	(109.1)	(244.0)
Less: Comprehensive income attributable to noncontrolling interests	—	3.3
Comprehensive loss attributable to common stockholders	$(109.1)	$(247.3)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2016	December 31, 2015
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$745.6	$261.3
Restricted cash	84.9	—
Accounts receivable, net of allowance for doubtful accounts of $12.0 at March 31, 2016 and $6.6 at December 31, 2015	263.7	228.8
Inventories	315.8	307.8
Assets from coal trading activities, net	21.2	23.5
Deferred income taxes	53.5	53.5
Other current assets	467.4	447.6
Total current assets	1,952.1	1,322.5
Property, plant, equipment and mine development, net	9,162.8	9,258.5
Deferred income taxes	2.3	2.2
Investments and other assets	377.8	363.7
Total assets	$11,495.0	$10,946.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,820.2	$5,874.9
Liabilities from coal trading activities, net	19.3	15.6
Accounts payable and accrued expenses	1,284.9	1,446.3
Total current liabilities	8,124.4	7,336.8
Long-term debt, less current portion	367.0	366.3
Deferred income taxes	51.1	69.1
Asset retirement obligations	698.0	686.6
Accrued postretirement benefit costs	720.5	722.9
Other noncurrent liabilities	722.7	846.7
Total liabilities	10,683.7	10,028.4
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of March 31, 2016 or December 31, 2015	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of March 31, 2016 or December 31, 2015	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of March 31, 2016 or December 31, 2015	—	—
Common Stock — $0.01 per share par value; 53.3 shares authorized,19.3 shares issued and 18.5 shares outstanding as of March 31, 2016 and December 31, 2015	0.2	0.2
Additional paid-in capital	2,412.7	2,410.7
Treasury stock, at cost — 0.8 shares as of March 31, 2016 and December 31, 2015	(371.8)	(371.7)
Accumulated deficit	(668.5)	(503.4)
Accumulated other comprehensive loss	(562.9)	(618.9)
Peabody Energy Corporation stockholders’ equity	809.7	916.9
Noncontrolling interests	1.6	1.6
Total stockholders’ equity	811.3	918.5
Total liabilities and stockholders’ equity	$11,495.0	$10,946.9
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(165.1)	$(173.3)
Loss from discontinued operations, net of income taxes	3.4	8.9
Loss from continuing operations, net of income taxes	(161.7)	(164.4)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	111.8	147.5
Noncash interest expense	6.9	7.3
Deferred income taxes	(49.4)	(3.6)
Noncash share-based compensation	2.4	9.6
Asset impairment	17.2	—
Net gain on disposal of assets	(1.8)	(0.1)
Loss from equity affiliates	9.0	3.1
Gain on VEBA settlement	(68.1)	—
Monetization of hedge positions	(17.8)	—
Unrealized gains on non-coal trading derivative contracts	(25.0)	—
Gain on previously monetized foreign currency hedge positions	—	(10.7)
Restricted cash	(100.2)	—
Changes in current assets and liabilities:
Accounts receivable	125.8	116.1
Change in receivable from accounts receivable securitization program	(168.5)	15.0
Inventories	(8.0)	37.5
Net assets from coal trading activities	6.0	(3.8)
Other current assets	(36.0)	0.1
Accounts payable and accrued expenses	(71.1)	(178.9)
Asset retirement obligations	9.0	11.3
Accrued postretirement benefit costs	(0.2)	5.3
Accrued pension costs	5.4	7.6
Take-or-pay obligation settlement	(15.5)	—
Other, net	(9.1)	6.3
Net cash (used in) provided by continuing operations	(438.9)	5.2
Net cash used in discontinued operations	(0.1)	(1.8)
Net cash (used in) provided by operating activities	(439.0)	3.4
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(13.3)	(25.1)
Changes in accrued expenses related to capital expenditures	(3.4)	(11.3)
Proceeds from disposal of assets, net of notes receivable	2.1	2.1
Purchases of debt and equity securities	—	(7.3)
Proceeds from sales and maturities of debt and equity securities	—	10.1
Contributions to joint ventures	(81.7)	(114.6)
Distributions from joint ventures	87.4	113.6
Other, net	(4.0)	(3.2)
Net cash used in investing activities	(12.9)	(35.7)
Cash Flows From Financing Activities
Proceeds from long-term debt	947.0	975.7
Repayments of long-term debt	(6.2)	(572.2)
Payment of deferred financing costs	(2.8)	(28.4)
Dividends paid	—	(0.7)
Other, net	(1.8)	(3.0)
Net cash provided by financing activities	936.2	371.4
Net change in cash and cash equivalents	484.3	339.1
Cash and cash equivalents at beginning of period	261.3	298.0
Cash and cash equivalents at end of period	$745.6	$637.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2015	$0.2	$2,410.7	$(371.7)	$(503.4)	$(618.9)	$1.6	$918.5
Net loss	—	—	—	(165.1)	—	—	(165.1)
Net realized gains on cash flow hedges (net of $29.2 net tax provision)	—	—	—	—	49.7	—	49.7
Postretirement plans and workers’ compensation obligations (net of $2.1 net tax provision)	—	—	—	—	3.6	—	3.6
Foreign currency translation adjustment	—	—	—	—	2.7	—	2.7
Share-based compensation for equity-classified awards	—	2.0	—	—	—	—	2.0
Repurchase of employee common stock relinquished for tax withholding	—	—	(0.1)	—	—	—	(0.1)
March 31, 2016	$0.2	$2,412.7	$(371.8)	$(668.5)	$(562.9)	$1.6	$811.3
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (the Company) and its affiliates. Interests in subsidiaries controlled by the Company are consolidated with any outside shareholder interests reflected as noncontrolling interests, except when the Company has an undivided interest in an unincorporated joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenues and expenses of the jointly controlled entities within each applicable line item of the unaudited condensed consolidated financial statements.  All intercompany transactions, profits and balances have been eliminated in consolidation. As discussed below in Note 2. "Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented," prior year amounts of deferred financing costs have been reclassified to conform with the 2016 presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2015 has been derived from the Company’s audited consolidated balance sheet at that date. The Company's results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2016.
Pursuant to the authorization provided at a special meeting of the Company's stockholders held on September 16, 2015, the Company completed a 1-for-15 reverse stock split of the shares of the Company’s common stock on September 30, 2015 (the Reverse Stock Split). As a result of the Reverse Stock Split, every 15 shares of issued and outstanding common stock were combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split and any fractional shares that would otherwise have resulted from the Reverse Stock Split were paid in cash. The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 278 million shares to approximately 19 million shares. The number of authorized shares of common stock was also decreased from 800 million shares to 53.3 million shares. The Company's common stock began trading on a reverse stock split-adjusted basis on the New York Stock Exchange (NYSE) on October 1, 2015. All share and per share data included in this report has been retroactively restated to reflect the Reverse Stock Split. Since the par value of the common stock remained at $0.01 per share, the value for "Common stock" recorded to the Company's condensed consolidated balance sheets has been retroactively reduced to reflect the par value of restated outstanding shares, with a corresponding increase to "Additional paid-in capital."
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
Filing Under Chapter 11 of the United States Bankruptcy Code
On April 13, 2016 (the Petition Date), Peabody and a majority of its wholly owned domestic subsidiaries as well as one international subsidiary in Gibraltar (the Filing Subsidiaries and together with Peabody, the Debtors) filed voluntary petitions for reorganization (the petitions collectively, the Bankruptcy Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). The Company’s Australian Operations and other international subsidiaries are not included in the filings. The Debtors' Chapter 11 cases (collectively, the Chapter 11 Cases) are being jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529 (Bankr. E.D. Mo.). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The filings of the Bankruptcy Petitions constituted an event of default under the Company’s credit agreement as well as the indentures governing certain of the Company’s debt instruments, as further described in Note 11. "Current and Long-term Debt" to the condensed consolidated financial statements, and all unpaid principal and accrued and unpaid interest due thereunder became immediately due and payable. Any efforts to enforce such payment obligations are automatically stayed as a result of the Bankruptcy Petitions and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Aside from disclosures describing the bankruptcy process and some of its prospective impacts, the Company's condensed consolidated financial statements as of and for the period ended March 31, 2016 do not reflect any impact of the bankruptcy.
Additionally, on the Petition Date, the NYSE determined that Peabody’s common stock was no longer suitable for listing pursuant to Section 8.02.01D of the NYSE’s Listed Company Manual, and trading in the Company’s common stock was suspended. The Company's common stock began trading on the OTC Pink Sheets marketplace under the symbol BTUUQ on April 14, 2016.
On the Petition Date, the Debtors filed a number of motions with the Bankruptcy Court generally designed to stabilize their operations and facilitate the Debtors’ transition into Chapter 11. Certain of these motions sought authority from the Bankruptcy Court for the Debtors to make payments upon, or otherwise honor, certain prepetition obligations (e.g., obligations related to certain employee wages, salaries and benefits and certain vendors and other providers essential to the Debtors’ businesses). The Bankruptcy Court has entered orders approving the relief sought in these motions.
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings, including certain of the third party litigation matters described under “Legal Proceedings,” set forth in Part II Item I of this report or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
The U.S. Trustee for the Eastern District of Missouri filed a notice appointing an official committee of unsecured creditors (the Creditors’ Committee) on April 29, 2016. The Creditors’ Committee represents all unsecured creditors of the Debtors and has a right to be heard on all matters that come before the Bankruptcy Court.
As a result of the Bankruptcy Petitions, the realization of the Debtors’ assets and the satisfaction of liabilities are subject to significant uncertainty. For the Debtors to emerge successfully from Chapter 11, they must obtain the Bankruptcy Court’s approval of a plan of reorganization, which will enable them to transition from Chapter 11 into ordinary course operations as reorganized entities outside of bankruptcy. A plan of reorganization determines the rights and treatment of claims of various creditors and equity security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the plan of reorganization is confirmed.
The Debtors intend to propose a plan of reorganization on or prior to the applicable date required under the Bankruptcy Code and in accordance with milestones set forth in the DIP Credit Agreement (as defined below), as the same may be extended with approval of the Bankruptcy Court. The Debtors presently expect that any proposed plan of reorganization will provide, among other things, for mechanisms for the settlement of claims against the Debtors’ estates, treatment of the Debtors' existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Debtors. A proposed plan of reorganization filed with the Bankruptcy Court likely will incorporate provisions arising out of the Debtors' discussions with their creditors and other interested parties, and likely will be further revised thereafter. There can be no assurance that the Debtors will be able to secure approval for their proposed plan of reorganization from the Bankruptcy Court. Further, a Chapter 11 plan is likely to materially change the amounts and classifications of assets and liabilities reported in the Company’s condensed consolidated financial statements.
As a result of challenging market conditions, Peabody believes it will require a significant restructuring of its balance sheet in order to continue as a going concern in the long term. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to become profitable and maintain profitability, its ability to access sufficient liquidity and its ability to successfully implement its Chapter 11 plan strategy. The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might be required if the Company were unable to continue as a going concern, other than the reclassification of certain long-term debt net of the related debt issuance costs to current liabilities.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On the Petition Date, the Debtors also filed a motion (the DIP Motion) seeking authorization to use cash collateral and to approve financing (the DIP Financing) under that certain Superpriority Secured Debtor-In-Possession Credit Agreement (the DIP Credit Agreement) by and among the Company as borrower, Global Center for Energy and Human Development, LLC (Global Center) and certain Debtors party thereto as guarantors (the Guarantors and together with the Company, the Loan Parties), the lenders party thereto (the DIP Lenders) and Citibank, N.A. as Administrative Agent (in such capacity, the DIP Agent) and L/C Issuer. The DIP Credit Agreement provides for (i) a term loan not to exceed $500 million (the DIP Term Loan Facility), of which $200 million is available until the entry of the final order approving the DIP Credit Agreement (the Final Order), secured by substantially all of the assets of the Loan Parties, subject to certain excluded assets and carve outs and guaranteed by the Loan Parties (other than the Company), which would be used for working capital and general corporate purposes, to cash collateralize letters of credit and to pay fees and expenses, (ii) a cash collateralized letter of credit facility in an amount up to $100 million (the L/C Facility), and (iii) a bonding accommodation facility in an amount up to $200 million consisting of (x) a carve-out from the collateral with superpriority claim status, subject only to the fees carve-out, entitling the authority making any bonding request to receive proceeds of collateral first in priority before distribution to any DIP Lender or other prepetition secured creditor, except for letters of credit issued under the DIP Credit Agreement and/or (y) a letter of credit facility (the Bonding L/C Facility). The aggregate face amount of all letters of credit issued under the L/C Facility and the Bonding L/C Facility shall not at any time exceed $50 million without DIP Lender consent.
The DIP Credit Agreement includes covenants that, subject to certain exceptions, require the Company to maintain certain minimum thresholds of liquidity and consolidated EBITDA and to not exceed a certain maximum capital spend, and limit the ability of the Company and the Guarantors to, among other things: (i) make dispositions of material leases and contracts, (ii) make acquisitions, loans or investments, (iii) create liens on their property, (iv) dispose of assets, (v) incur indebtedness, (vi) merge or consolidate with third parties, (vii) enter into transactions with affiliated entities, and (viii) make material changes to their business activities.
In addition to customary events of default, the DIP Credit Agreement contains the following milestones relating to the Chapter 11 Cases, the failure of which, if not cured, amended or waived, would result in an event of default:

•	not later than 120 days following the Petition Date, delivery of the U.S. Business Plan and the Australian Business Plan;

•
not later than 30 days following the Petition Date, a declaratory judgment action shall be commenced by the Company (without prejudice to the rights of any party-in-interest to commence such a declaratory judgment action or any other proceeding) seeking a determination of the Principal Property Cap (including the amount thereof) and which of the U.S. Mine complexes are Principal Properties (the CNTA Issues), and not later than 180 days following the petition date of the Chapter 11 Cases, the Bankruptcy Court shall have entered an order determining the CNTA Issues;

•	not later than 210 days following the Petition Date, the filing of an Acceptable Reorganization Plan (as defined below) and related disclosure statement;

•	not later than 270 days following the Petition Date, entry of an order approving a disclosure statement for an Acceptable Reorganization Plan; and

•
not later than 330 days following the Petition Date, the entry of an order confirming an Acceptable Reorganization Plan; not later than 360 days following the Petition Date, effectiveness of an Acceptable Reorganization Plan.

“Acceptable Reorganization Plan” means a reorganization plan that (i) provides for the termination of the commitments and the payment in full in cash of the obligations under the DIP Credit Agreement (other than contingent indemnification obligations for which no claims have been asserted) on the consummation date of such reorganization plan and (ii) provides for customary releases of the DIP Agent, the DIP Lenders and the L/C Issuer and each of their respective representatives, from any and all claims against the DIP Agent, the DIP Lenders and the DIP L/C Issuer in connection with the DIP Credit Agreement or the cases to the fullest extent permitted by the Bankruptcy Code and applicable law.
On April 15, 2016, the Bankruptcy Court issued an order approving the DIP Motion on an interim basis and authorizing the Loan Parties to, among other things, (i) enter into the DIP Credit Agreement and initially borrow up to $200 million, (ii) obtain a cash collateralized letter of credit facility in the aggregate amount of up to $100 million, and (iii) an accommodation facility for bonding requests in an aggregate stated amount of up to $200 million. On April 18, 2016, the Company entered into the DIP Credit Agreement with the DIP Lenders and borrowed $200 million under the DIP Term Loan Facility. The Bankruptcy Court will consider final approval of the DIP Financing at a hearing currently scheduled for May 17, 2016.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to March 31, 2016, the Company executed two amendments to its accounts receivable securitization program (securitization program). These amendments permit the continuation of the securitization program through the Company’s Chapter 11 cases. On April 12, 2016, the Company entered into an amendment to its securitization program to state that the filing of the Bankruptcy Petitions would not result in an automatic termination of the securitization program that would result in the acceleration of the obligations thereunder. On April 18, 2016, the Company entered into an additional amendment to its securitization program to (i) change the maturity date to the earlier of March 23, 2018 and the emergence of the Company from the Chapter 11 Cases, (ii) enact a revised schedule of fees and (iii) enter into an additional performance guarantee by the Company’s subsidiaries that are contributors under the securitization facility promising to fulfill obligations of the other contributors. If a final order approving the securitization program is not entered by the Bankruptcy Court on or prior to May 28, 2016, the administrative agent will have the option to terminate the securitization program. A hearing to consider a final order on the securitization program is currently scheduled for May 17, 2016.
For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852, Reorganizations, in preparing its condensed consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the consolidated balance sheet as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, which may differ from the ultimate settlement amounts.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Going Concern. In August 2014, the FASB issued disclosure guidance that requires management to evaluate, at each annual and interim reporting period, whether substantial doubt exists about an entity's ability to continue as a going concern and, if applicable, to provide related disclosures. As outlined by that guidance, substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). The new guidance is effective for annual reporting periods ending after December 15, 2016 (the year ending December 31, 2016 for the Company) and interim periods thereafter, with early adoption permitted.
Deferred Financing Costs. On April 7, 2015, the FASB issued accounting guidance that requires deferred financing costs to be presented as a direct reduction from the related debt liability in the financial statements rather than as a separately recognized asset. Under the new guidance, amortization of such costs will continue to be reported as interest expense. In August 2015, an update was issued that clarified that debt issuance costs associated with line-of-credit arrangements may continue to be reported as an asset. The new guidance became effective retrospectively for interim and annual periods beginning after December 15, 2015 (January 1, 2016 for the Company). There was no material impact to the Company's results of operations or cash flows in connection with the adoption of the guidance.
The impact to the Company's condensed consolidated balance sheets as of December 31, 2015 was as follows:

	Before Application of Accounting Guidance	Adjustment	After Application of Accounting Guidance
	(Dollars in millions)
Other current assets	$503.1	$(55.5)	$447.6
Investments and other assets	382.6	(18.9)	363.7
Total assets	11,021.3	(74.4)	10,946.9
Current portion of long-term debt	5,930.4	(55.5)	5,874.9
Long-term debt, less current portion	385.2	(18.9)	366.3
Total liabilities	10,102.8	(74.4)	10,028.4

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
Under the originally issued standard, the new guidance would have been effective for interim and annual periods beginning after December 15, 2016 (January 1, 2017 for the Company). On July 9, 2015, the FASB decided to delay the effective date of the new revenue recognition standard by one year with early adoption permitted, but not before the original effective date. The standard allows for either a full retrospective adoption or a modified retrospective adoption. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
Inventory. In July 2015, the FASB issued guidance which requires entities to measure most inventory "at the lower of cost and net realizable value", thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The guidance does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The new guidance will be effective prospectively for annual periods beginning after December 15, 2016 (January 1, 2017 for the Company), and interim periods therein, with early adoption permitted.The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
Income Taxes. In November 2015, the FASB issued accounting guidance that requires entities to classify all deferred tax assets and liabilities, along with any related valuation allowance as noncurrent on the balance sheet. Under the new guidance, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new guidance will be effective prospectively or retrospectively for annual periods beginning after December 15, 2016 and interim periods therein, with early adoption permitted. While the Company does not anticipate an impact to its results of operations or cash flows in connection with the adoption of this guidance, there will be an impact on the presentation of the Company's condensed consolidated balance sheets. The impact to the condensed consolidated balance sheets will depend upon the facts and circumstances at the time of adoption.
Lease accounting. In February 2016, the FASB issued accounting guidance that will require a lessee to recognize in its balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for leases with lease terms of more than 12 months.  Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Additional qualitative disclosures along with specific quantitative disclosures will also be required.  The new guidance will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Company), with early adoption permitted.  Upon adoption, the Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
Compensation - Stock Compensation. In March 2016, the FASB issued accounting guidance which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new guidance will be effective prospectively for annual periods beginning after December 15, 2016 and interim periods therein, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)    Asset Realization
The Company's mining and exploration assets and mining-related investments may be adversely affected by numerous uncertain factors that may cause the Company to be unable to recover all or a portion of the carrying value of those assets. As a result of various unfavorable conditions, including but not limited to sustained trends of weakness in U.S. and international seaborne coal market pricing and certain asset-specific factors, the Company recognized aggregate impairment charges of $1,277.8 million, $154.4 million and $528.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. For additional information surrounding those charges, refer to Note 2. "Asset Impairment" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
The Company's assets whose recoverability and values are most sensitive to near-term pricing include certain Australian metallurgical and thermal assets for which impairment charges were recorded in 2015 and certain U.S. coal properties being leased to unrelated mining companies under agreements that require royalties to be paid as the coal is mined. Such assets had an aggregate carrying value of $181.1 million as of March 31, 2016. The Company conducted a review of those assets for recoverability as of March 31, 2016 and determined that no impairment charge was necessary as of that date.
The Company also reviewed its portfolio of mining tenements and surface lands that were classified as held-for-sale. As a result of that review, the Company recognized an aggregate impairment charge of $17.2 million to write down certain targeted divestiture assets from their carrying value to their estimated fair value.
(4)    Discontinued Operations
Discontinued operations include certain former Australian Thermal Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(3.4)	$(8.9)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities of Discontinued Operations
Assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	March 31, 2016	December 31, 2015
	(Dollars in millions)
Assets:
Other current assets	$3.1	$3.1
Investments and other assets	13.2	13.2
Total assets classified as discontinued operations	$16.3	$16.3

Liabilities:
Accounts payable and accrued expenses	$58.9	$60.0
Other noncurrent liabilities	208.2	203.7
Total liabilities classified as discontinued operations	$267.1	$263.7
Patriot-Related Matters. Refer to Note 18. "Matters Related to the Bankruptcy of Patriot Coal Corporation" for information surrounding charges recorded during the three months ended March 31, 2016 and 2015 associated with the bankruptcy of Patriot.
Wilkie Creek Mine. In December 2013, the Company ceased production and started reclamation of the Wilkie Creek Mine in Queensland, Australia. On June 30, 2014, Queensland Bulk Handling Pty Ltd (QBH) commenced litigation against Peabody (Wilkie Creek) Pty Limited, the indirect wholly-owned subsidiary of the Company that owns the Wilkie Creek Mine, alleging breach of a Coal Port Services Agreement (CPSA) between the parties. Included in "Loss from discontinued operations, net of income taxes" for the year ended December 31, 2015 is a charge of $9.7 million related to that litigation, of which $7.6 million was recorded in the three months ended March 31, 2015. Refer to Note 17. "Commitments and Contingencies" for additional information surrounding the QBH matter.
In June 2015, the Company entered into an agreement to sell the Wilkie Creek Mine.  That agreement was subsequently terminated in October 2015 in conjunction with entering into a new agreement with similar terms. The second agreement was terminated in March 2016.
(5)     Inventories
Inventories as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(Dollars in millions)
Materials and supplies	$115.4	$115.9
Raw coal	56.1	75.9
Saleable coal	144.3	116.0
Total	$315.8	$307.8
Materials and supplies inventories presented above have been shown net of reserves of $4.7 million as of March 31, 2016 and December 31, 2015, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)     Derivatives and Fair Value Measurements
Risk Management — Non-Coal Trading Activities
The Company is exposed to several risks in the normal course of business, including (1) foreign currency exchange rate risk for non-U.S. dollar expenditures and balances, (2) price risk on coal produced by and diesel fuel utilized in the Company's mining operations and (3) interest rate risk that has been partially mitigated by fixed rates on long-term debt. The Company manages a portion of its price risk related to the sale of coal (excluding coal trading activities) using long-term coal supply agreements (those with terms longer than one year), rather than using derivative instruments. Derivative financial instruments have historically been used to manage the Company's risk exposure to foreign currency exchange rate risk, primarily on Australian dollar expenditures made in its Australian mining platform. This risk has historically been managed using forward contracts and options designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted foreign currency expenditures. The Company has also used derivative instruments to manage its exposure to the variability of prices of fuel used in production in the U.S. and Australia with swaps or options, which it has also designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted diesel fuel purchases. These risk management activities are collectively referred to as "Corporate Hedging" and are actively monitored for compliance with the Company's risk management policies.
During the fourth quarter of 2015, the Company performed an assessment of its risk of nonperformance with respect to derivative financial instruments designated as cash flow hedges in light of three rating agencies downgrading the Company's corporate credit rating during 2015 and declining financial results. The Company determined its hedging relationships were expected to be "highly effective" throughout 2015 based on its quarterly assessments. However, as a result of a deterioration in the Company's credit profile, the Company could no longer conclude, as of December 31, 2015, that its hedging relationships were expected to be "highly effective" at offseting the changes in the anticipated exposure of the hedged item. Therefore, the Company discontinued the application of cash flow hedge accounting subsequent to December 31, 2015 and changes in the fair value of derivative instruments have been recorded as operating costs and expenses in the accompanying unaudited condensed consolidated statements of operations. Previous fair value adjustments recorded in Accumulated Other Comprehensive Loss will be frozen until the underlying transactions impact the Company's earnings.
The Company's Bankruptcy Petitions constituted an event of default under the Company's derivative financial instrument contracts and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. The terminated positions are first-lien obligations secured by the collateral and all of the property that is subject to liens under the Company's secured credit agreement dated September 24, 2013 (as amended, the 2013 Credit Facility). An estimate of the net settlement liability resulting from the terminations has not yet been finalized. The net settlement liability will be accounted for as a pre-petition liability subject to compromise without credit valuation adjustments.
Notional Amounts and Fair Value. The following summarizes the Company’s foreign currency and commodity positions at March 31, 2016:

	Total	2016	2017
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$1,178.0	$665.0	$513.0
Diesel Contracts
Diesel fuel hedge contracts (million gallons)	113.4	54.7	58.7

	Instrument Classification by
	Cash Flow Hedge	Fair Value Hedge	Economic Hedge	Fair Value of Net Liability
				(Dollars in millions)
Foreign Currency
A$:US$ hedge contracts (A$ millions)	$—	$—	$1,178.0	$(112.8)
Diesel Contracts
Diesel fuel hedge contracts (million gallons)	—	—	113.4	(91.6)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the previous fair value adjustments of the Company's foreign currency hedge contract portfolio recorded in "Accumulated other comprehensive loss", the net loss expected to be reclassified from comprehensive income to earnings over the next 12 months associated with that hedge program is approximately $108 million. Based on the previous fair value adjustments of the Company’s diesel fuel hedge contract portfolio recorded in “Accumulated other comprehensive loss”, the net loss expected to be reclassified from comprehensive income to earnings over the next 12 months associated with that hedge program is approximately $72 million.
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s Corporate Hedging derivatives during the three months ended March 31, 2016 and 2015:

		Three Months Ended March 31, 2016
Financial Instrument	Income Statement Classification of (Losses) Gains	Total realized loss recognized in income	Loss reclassified from other comprehensive income into income	Loss recognized in income on derivatives	Unrealized (loss) gain recognized in income on non- designated derivatives

Commodity swap contracts	Operating costs and expenses	$(34.9)	$(24.8)	$(10.1)	$(5.4)
Foreign currency forward contracts	Operating costs and expenses	(76.1)	(53.9)	(22.2)	30.4
Total		$(111.0)	$(78.7)	$(32.3)	$25.0

		Three Months Ended March 31, 2015
Financial Instrument	Income Statement Classification of (Losses) Gains	Total realized Loss recognized in income on non-designated derivatives	Loss recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Gain reclassified from other comprehensive income into income (ineffective portion)

Commodity swap contracts	Operating costs and expenses	$—	$(18.3)	$(31.7)	$1.5
Foreign currency forward contracts	Operating costs and expenses	—	(136.1)	(73.6)	—
Total		$—	$(154.4)	$(105.3)	$1.5

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
Offsetting and Balance Sheet Presentation
The Company's Corporate Hedging derivative financial instruments were transacted in over-the-counter (OTC) markets with financial institutions under International Swaps and Derivatives Association (ISDA) Master Agreements. Those agreements contain symmetrical default provisions which allow for the net settlement of amounts owed by either counterparty in the event of default or contract termination. The Company offsets its Corporate Hedging asset and liability derivative positions on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Other current assets,” “Investments and other assets,” “Accounts payable and accrued expenses” and “Other noncurrent liabilities." Though the symmetrical default provisions associated with the Company's Corporate Hedging derivatives exist at the overall counterparty level across its foreign currency and diesel fuel hedging strategy derivative contract portfolios, the Company's accounting policy is to apply counterparty offsetting separately within those derivative contract portfolios for presentation in the condensed consolidated balance sheets because that application is more consistent with the fact that the Company generally net settles its Corporate Hedging derivatives with each counterparty by derivative contract portfolio on a routine basis.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The classification and amount of Corporate Hedging derivative financial instruments presented on a gross and net basis as of March 31, 2016 and December 31, 2015 are presented in the tables that follow.

Financial Instrument	Fair Value of Liabilities Presented in the Condensed Consolidated Balance Sheet as of March 31, 2016(1)	Fair Value of Liabilities Presented in the Condensed Consolidated Balance Sheet as of December 31, 2015 (1)
	(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$63.3	$86.1
Foreign currency forward contracts	83.8	145.6
Total	$147.1	$231.7

Noncurrent Liabilities:
Commodity swap contracts	$28.3	$37.6
Foreign currency forward contracts	29.0	55.1
Total	$57.3	$92.7

(1)	All commodity swap contracts and foreign currency forward contracts were in a liability position as of March 31, 2016 and December 31, 2015.
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
Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial liability positions for which fair value is measured on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swap contracts	—	—	(91.6)	(91.6)
Foreign currency contracts	—	—	(112.8)	(112.8)
Total net financial liabilities	$—	$—	$(204.4)	$(204.4)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity swap contracts	—	—	(123.7)	(123.7)
Foreign currency contracts	—	—	(200.7)	(200.7)
Total net financial liabilities	$—	$—	$(324.4)	$(324.4)

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

Foreign currency and commodity purchase/sale contracts include a credit valuation adjustment based on credit and non-performance risk (Level 3). The credit valuation adjustment has not historically had a material impact on the valuation of the contracts resulting in Level 2 classification. However, due to the Company's corporate credit rating downgrades in 2015, the credit valuation adjustments as of December 31, 2015 and March 31, 2016 are considered to be significant unobservable inputs in the valuation of the contracts resulting in Level 3 classification.
The following table summarizes the quantitative unobservable input utilized in the Company's internally-developed valuation models for foreign currency and commodity purchase/sale contracts classified as Level 3 as of March 31, 2016:

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
The following table summarizes the changes related to the Company’s Corporate Hedging derivative financial instruments recurring Level 3 financial liabilities:

	Three Months Ended
	March 31, 2016
	Commodity Contracts	Foreign Currency Contracts	Total

Beginning of period	$123.7	$200.7	$324.4
Total net losses realized/unrealized:
Included in earnings	(24.8)	(53.9)	(78.7)
Included in mark-to-market	5.4	(30.4)	(25.0)
Settlements	(12.7)	(3.6)	(16.3)
End of period	$91.6	$112.8	$204.4
The Company had no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2016 or 2015. Transfers into Level 3 of liabilities previously classified in Level 2 during the year ended December 31, 2015 were due to the relative value of unobservable inputs to the total fair value measurement of certain derivative contracts rising above the 10% threshold. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in net unrealized (losses) gains relating to Level 3 financial liabilities held both as of the beginning and the end of the period:

	Three Months Ended
	March 31, 2016
	Commodity Contracts	Foreign Currency Contracts	Total
	(Dollars in millions)
Changes in net unrealized (losses) gains (1)	$(5.4)	$30.4	$25.0

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized (losses) gains from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

Other Financial Instruments. The Company used the following methods and assumptions in estimating fair values for other financial instruments as of March 31, 2016 and December 31, 2015:

•
Cash and cash equivalents, restricted cash, accounts receivable, including those within the Company’s accounts receivable securitization program, notes receivable and accounts payable have carrying values which approximate fair value due to the short maturity or the liquid nature of these instruments.

•
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2), and otherwise on estimated borrowing rates to discount the cash flows to their present value (Level 3).

The carrying amounts and estimated fair values of the Company’s current and long-term debt are summarized as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Current and Long-term debt	$7,187.2	$1,702.6	$6,241.2	$1,372.7
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
Trading (losses) revenues recognized during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
Trading Revenues by Type of Instrument	2016	2015
	(Dollars in millions)
Futures, swaps and options	$(4.0)	$38.6
Physical purchase/sale contracts	(4.8)	(21.9)
Total trading (losses) revenues	$(8.8)	$16.7

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
The Company had no coal trading positions designated as cash flow hedges as of March 31, 2016 and December 31, 2015.
Offsetting and Balance Sheet Presentation
The Company's coal trading assets and liabilities include financial instruments, such as swaps, futures and options, cleared through various exchanges, which involve the daily net settlement of closed positions. The Company must post cash collateral, known as variation margin, on exchange-cleared positions that are in a net liability position and receives variation margin when in a net asset position. The Company also transacts in coal trading financial swaps and options through OTC markets with financial institutions and other non-financial trading entities under ISDA Master Agreements, which contain symmetrical default provisions. Certain of the Company's coal trading agreements with OTC counterparties also contain credit support provisions that may periodically require the Company to post, or entitle the Company to receive, initial and variation margin. Physical coal and freight-related purchase and sale contracts included in the Company's coal trading assets and liabilities are executed pursuant to master purchase and sale agreements that also contain symmetrical default provisions and allow for the netting and setoff of receivables and payables that arise during the same time period. The Company offsets its coal trading asset and liability derivative positions, and variation margin related to those positions, on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Assets from coal trading activities, net” and “Liabilities from coal trading activities, net."
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of March 31, 2016 and December 31, 2015 is set forth below:

Affected line item in the condensed consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation margin (held) posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of March 31, 2016
Assets from coal trading activities, net	$60.2	$(41.0)	$2.0	$21.2
Liabilities from coal trading activities, net	(60.3)	41.0	—	(19.3)
Total, net	$(0.1)	$—	$2.0	$1.9

	Fair Value as of December 31, 2015
Assets from coal trading activities, net	$128.6	$(87.3)	$(17.8)	$23.5
Liabilities from coal trading activities, net	(110.0)	87.3	7.1	(15.6)
Total, net	$18.6	$—	$(10.7)	$7.9

(1)	None of the net variation margin held at March 31, 2016 and December 31, 2015, respectively, related to cash flow hedges.
See Note 6. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s Corporate Hedging activities.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$—	$1.3	$—	$1.3
Physical purchase/sale contracts	—	4.5	(3.9)	0.6
Total net financial (liabilities) assets	$—	$5.8	$(3.9)	$1.9

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$—	$3.3	$—	$3.3
Physical purchase/sale contracts	—	20.2	(15.6)	4.6
Total net financial (liabilities) assets	$—	$23.5	$(15.6)	$7.9
For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including U.S. interest rate curves; LIBOR yield curves; Chicago Mercantile Exchange (CME) Group, Intercontinental Exchange (ICE), LCH.Clearnet (formerly known as the London Clearing House), NOS Clearing ASA and Singapore Exchange (SGX) contract prices; broker quotes; published indices and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

•	Futures, swaps and options: generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2).

•
Physical purchase/sale contracts: purchases and sales at locations with significant market activity corroborated by market-based information (Level 2) except when credit and non-performance risk is considered to be a significant input (greater than 10% of fair value), then the company classifies as Level 3.

Physical purchase/sale contracts include a credit valuation adjustment based on credit and non-performance risk (Level 3). The credit valuation adjustment has not historically had a material impact on the valuation of the contracts resulting in Level 2 classification. However, due to the Company's corporate credit rating downgrades in 2015, the credit valuation adjustments as of March 31, 2016 and December 31, 2015 are considered to be significant unobservable inputs in the valuation of the contracts resulting in Level 3 classification.
The Company's risk management function, which is independent of the Company's commercial trading function, is responsible for valuation policies and procedures, with oversight from executive management. Generally, the Company's Level 3 instruments or contracts are valued using bid/ask price quotations and other market assessments obtained from multiple, independent third-party brokers or other transactional data incorporated into internally-generated discounted cash flow models. Decreases in the number of third-party brokers or market liquidity could erode the quality of market information and therefore the valuation of the Company's market positions. The Company's valuation techniques include basis adjustments to the foregoing price inputs for quality, such as heat rate and sulfur and ash content, location differentials, expressed as port and freight costs, and credit risk. The Company's risk management function independently validates the Company's valuation inputs, including unobservable inputs, with third-party information and settlement prices from other sources where available. A daily process is performed to analyze market price changes and changes to the portfolio. Further periodic validation occurs at the time contracts are settled with the counterparty. These valuation techniques have been consistently applied in all periods presented, and the Company believes it has obtained the most accurate information available for the types of derivative contracts held.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the quantitative unobservable inputs utilized in the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of March 31, 2016:

	Range		Weighted
Input	Low	High	Average
Quality adjustments	2%	5%	4%
Location differentials	10%	10%	10%
Credit and non-performance risk	26%	26%	26%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Beginning of period	$(15.6)	$2.1
Transfers out of Level 3	10.7	—
Total gains realized/unrealized:
Included in earnings	(0.1)	0.5
Sales	(0.1)	—
Settlements	1.2	(0.4)
End of period	$(3.9)	$2.2
The Company had no transfers between Levels 1 and 2 during the three months ended March 31, 2016 and 2015, nor were there transfers into Level 3 for the three months ended March 31, 2016 and 2015. Transfers of liabilities out of Level 3 to Level 2 during the three months ended March 31, 2016 were due to the relative value of unobservable inputs to the total fair value measurement of certain derivative contracts falling below the 10% threshold. There were no transfers of liabilities out of Level 3 during the three months ended March 31, 2015. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
The following table summarizes the changes in net unrealized (losses) gains relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Changes in unrealized (losses) gains (1)	$(0.1)	$0.5

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

As of March 31, 2016, the Company's trading portfolio was expected to have positive net cash realizations in 2016, reaching substantial maturity in 2016 on a fair value basis.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2016, the timing of the estimated future realization of the value of the Company’s trading portfolio, on a cumulative cash basis, was as follows:

Percentage of
Year of Expiration	Portfolio Total

2016	130%
2017	(32)%
2018	2%
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
At March 31, 2016, 90% of the Company’s credit exposure related to coal trading activities with investment grade counterparties, while 5% was with non-investment grade counterparties and 5% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at March 31, 2016 and December 31, 2015, would have amounted to collateral postings to counterparties of approximately $13 million and $21 million, respectively. As of March 31, 2016, the Company was required to post approximately $9 million in collateral to counterparties for such positions. No collateral was required to be posted to counterparties as of December 31, 2015.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level, as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. During the first quarter of 2016, each of the three agencies downgraded the Company's corporate credit rating. The credit downgrades were, in part, due to continued weakness in seaborne coal prices. Despite the rating agencies downgrades, the Company’s additional collateral requirement owed to its counterparties for these ratings based derivative trading instruments would have been zero at March 31, 2016 and December 31, 2015 based on the aggregate fair value of all derivative trading instruments with such features. As of March 31, 2016 and December 31, 2015, no collateral was posted to counterparties to support such derivative trading instruments.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At March 31, 2016 and December 31, 2015, the Company posted a net variation margin of $2.0 million and held a net variation margin $10.7 million, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts and by certain of its OTC arrangements to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. During the first quarter of 2016, the Company was required to increase this collateral position, which resulted in a doubling of this initial margin requirement. As of March 31, 2016 and December 31, 2015, the Company had posted initial margin of $16.2 million and $9.2 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. The Company had posted $2.9 million of excess margin as of March 31, 2016, while it was in receipt of $0.7 million of margin in excess of the required variation and initial margin as of December 31, 2015.
(8) Financing Receivables
The Company's total financing receivables as of March 31, 2016 and December 31, 2015 consisted of the following:

Balance Sheet Classification	March 31, 2016	December 31, 2015
	(Dollars in millions)
Other current assets	$13.7	$20.0
Investments and other assets	60.1	65.2
Total financing receivables	$73.8	$85.2
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables outstanding as of March 31, 2016.
Codrilla Mine Project. In 2011, a wholly-owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of a portion of its 85% interest in the Codrilla Mine Project to the other participants of the Coppabella Moorvale Joint Venture, afterward retaining 73.3% ownership.The final outstanding installment payment of 40% of the sale price is due upon the earlier of the mine's first coal shipment or a specified date. The sales agreement was amended in the second quarter of 2013 to delay the specified date from March 31, 2015 to June 30, 2016. The remaining balance associated with these receivables was recorded in "Other current assets" in the condensed consolidated balance sheets, which totaled $13.7 million and $20.0 million at March 31, 2016 and December 31, 2015, respectively. There are currently no indications of impairment on the remaining installment as early payment negotiations resulted in receipt of approximately $13 million in April 2016 and the Company expects to receive full payment by June 30, 2016.
Middlemount. The Company periodically makes loans (Priority Loans) to Middlemount, in which the Company owns a 50.0003% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. The Priority Loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5% and expire on December 31, 2016. Based on the existence of letters of support from related entities of the shareholders, the expected timing of repayment of these loans is projected to extend beyond the stated expiration date and so the Company considers these loans to be of a long-term nature. As a result, (i) the foreign currency impact related to the shareholder loans is included in foreign currency translation adjustment in the condensed consolidated balance sheets and the unaudited condensed consolidated statements of comprehensive income and (ii) interest income on the Priority Loans is recognized when cash is received. Refer to Note 2. "Asset Impairment" to the consolidated financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 2015 for background surrounding the impairment charge recognized in 2015 related to Middlemount. The carrying value of the loans of $60.1 million and $65.2 million was reflected in "Investments and other assets" in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(Dollars in millions)
Land and coal interests	$10,507.2	$10,503.7
Buildings and improvements	1,533.0	1,506.0
Machinery and equipment	2,263.0	2,280.4
Less: Accumulated depreciation, depletion and amortization	(5,140.4)	(5,031.6)
Total, net	$9,162.8	$9,258.5
(10)  Income Taxes
The Company’s income tax benefit of $65.8 million and income tax provision of $3.0 million for the three months ended March 31, 2016 and 2015, respectively, included a tax benefit related to the remeasurement of foreign income tax accounts of $0.1 million and $0.2 million, respectively. The Company's effective tax rate before remeasurement for the three months ended March 31, 2016 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax benefit, offset by foreign rate differential and changes in valuation allowance, plus tax benefits for expected refunds for U.S. net operating loss carrybacks and a tax allocation to results from continuing operations related to the tax effects of items credited directly to “Other comprehensive income”.
(11)     Current and Long-term Debt
The Company’s total indebtedness as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(Dollars in millions)
2013 Revolver	$947.0	$—
2013 Term Loan Facility due September 2020	1,154.5	1,156.3
6.00% Senior Notes due November 2018	1,509.8	1,508.9
6.50% Senior Notes due September 2020	645.7	645.5
6.25% Senior Notes due November 2021	1,327.6	1,327.0
10.00% Senior Secured Second Lien Notes due March 2022	962.1	960.4
7.875% Senior Notes due November 2026	245.9	245.8
Convertible Junior Subordinated Debentures due December 2066	367.0	366.2
Capital lease obligations	27.2	30.3
Other	0.4	0.8
	7,187.2	6,241.2
Less current portion of long-term debt	6,820.2	5,874.9
Long-term debt	$367.0	$366.3
The carrying amounts of the 2013 Term Loan Facility due September 2020, the 6.00% Senior Notes due November 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due November 2021, the 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes), the 7.875% Senior Notes due November 2026 and the Convertible Junior Subordinated Debentures due December 2066 (the Debentures) have been presented above net of the respective unamortized debt issuance costs and original issue discounts.
The Company's condensed consolidated financial statements were prepared under a going concern opinion, and as such, all of its long-term debt with the exception of the Debentures are classified as current as of December 31, 2015. As the event of default for the Debentures was the filing of the Bankruptcy Petitions, which occurred after the balance sheet date, the Debentures were classified as non-current as of March 31, 2016.
During the first quarter of 2016, the Company borrowed $947.0 million under the $1.65 billion revolving credit facility (as amended, the 2013 Revolver) for general corporate purposes. As a result of filing the Bankruptcy Petitions on April 13, 2016,

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as discussed in Note 1. "Basis of Presentation", the Company is in default under the 2013 Credit Facility and as such the 2013 Revolver can no longer be utilized.
Additional information regarding the Company's current and long-term debt is outlined in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated Peabody’s obligations under the following debt instruments (collectively, the “Debt Instruments”):

•
Indenture governing $1,000.0 million outstanding aggregate principal amount of the Company’s 10.00% Senior Secured Second Lien Notes due 2022, dated as of March 16, 2015, among the Company, U.S. Bank National Association (“U.S. Bank”), as trustee and collateral agent, and the guarantors named therein;

•
Indenture governing $650.0 million outstanding aggregate principal amount of the Company’s 6.50% Senior Notes due 2020, dated as of March 19, 2004, among the Company, U.S. Bank and the guarantors named therein, as supplemented;

•
Indenture governing $1,518.8 million outstanding aggregate principal amount of the Company’s 6.00% Senior Notes due 2018, dated as of November 15, 2011, among the Company, U.S. Bank and the guarantors named therein;

•
Indenture governing $1,339.6 million outstanding aggregate principal amount of the Company’s 6.25% Senior Notes due 2021, dated as of November 15, 2011, by and among the Company, U.S. Bank and the guarantors named therein;

•
Indenture governing $250.0 million outstanding aggregate principal amount of the Company’s 7.875% Senior Notes due 2026, dated as of March 19, 2004, among the Company, U.S. Bank and the guarantors named therein, as supplemented;

•
Subordinated Indenture governing $733.0 million outstanding aggregate principal amount of the Company’s Convertible Junior Subordinated Debentures due 2066, dated as of December 20, 2006, among the Company and U.S. Bank, as supplemented; and

•
Amended and Restated Credit Agreement, as amended and restated as of September 24, 2013, related to $1,165.1 million outstanding aggregate principal amount of Term Loans and $1,650.0 million in Revolving Credit Facility which includes approximately $674.0 million of posted but undrawn letters of credit and approximately $947.0 million in outstanding borrowings, by and among the Company, Citibank, N.A., as administrative agent, swing line lender and L/C issuer, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Crédit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC and RBS Securities Inc., as joint lead arrangers and joint book managers, and the lender parties thereto, as amended by that certain Omnibus Credit Agreement, dated as of February 5, 2015.

During the three months ended March 31, 2016, the Company elected to exercise the 30-day grace period with respect to a $21.1 million semi-annual interest payment due March 15, 2016 on the 6.50% Senior notes due September 2020 and a $50.0 million semi-annual interest payment due March 15, 2016 on the 10.00% Senior Secured Second Lien Notes due March 2022. The Company elected to allow the grace period to lapse without making the interest payments.
The Debt Instruments provide that as a result of the filing of the Bankruptcy Petitions, all unpaid principal and accrued and unpaid interest due thereunder became immediately due and payable.  Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
2016 Senior Notes Tender Offer and Redemption
Concurrently with the offering of the Senior Secured Second Lien Notes, the Company commenced a tender offer to repurchase the $650.0 million aggregate principal amount then outstanding of the 7.375% Senior Notes due November 2016 (the 2016 Senior Notes). Consequently, the Company repurchased $566.9 million aggregate principal amount of the notes that were validly tendered and not validly withdrawn during the three months ended March 31, 2015. In connection with those repurchases, the Company recognized an aggregate loss on early debt extinguishment of $59.5 million in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2015. That charge was comprised of tender offer premiums paid of $58.2 million and the write-off of associated unamortized debt issuance costs of $1.3 million.
On March 16, 2015, the Company issued a notice of redemption with respect to any notes not tendered in the tender offer and subsequently redeemed the $83.1 million aggregate principal amount of the 2016 Senior Notes that remained outstanding as of March 31, 2015 on the redemption date of April 15, 2016. The Company recognized a loss on debt extinguishment of $8.3 million in April 2015 related to the redemption, comprised of aggregate make-whole premiums paid of $8.2 million and the write-off of associated unamortized debt issuance costs of $0.1 million.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Pension and Postretirement Benefit Costs
Net periodic pension cost included the following components:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions)
Service cost for benefits earned	$0.6	$0.6
Interest cost on projected benefit obligation	10.4	10.1
Expected return on plan assets	(11.3)	(12.0)
Amortization of prior service cost and net actuarial loss	6.2	10.2
Net periodic pension cost	$5.9	$8.9
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of March 31, 2016, the Company's qualified plans were expected to be at or above the Pension Protection Act thresholds and will therefore avoid benefit restrictions and at-risk penalties for 2016. During the three months ended March 31, 2016, the Company contributed $0.1 million and $ 0.4 million respectively, to its qualified and non-qualified pension plans. On November 2, 2015, the Bipartisan Budget Act of 2015 (BBA15) was signed into law, which extends pension funding stabilization provisions that were part of the Highway and Transportation Funding Act of 2014 (HATFA) and the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21). Under BBA15, the pension funding stabilization provisions temporarily increased the interest rates used to determine pension liabilities for purposes of minimum funding requirements through 2020. Similar to MAP-21, BBA15 is not expected to change the Company's total required cash contributions over the long term, but is expected to reduce the Company's required cash contributions through 2020 if current interest rate levels persist. Based upon minimum funding requirements in accordance with HATFA and BBA15, the Company expects to contribute approximately $1.1 million to its pension plans to meet minimum funding requirements for its qualified plans and benefit payments for its non-qualified plans in 2016. Contributions to non-qualified pension plans will no longer occur subsequent to April 12, 2016 as a result of our bankruptcy filing.
Net periodic postretirement benefit cost included the following components:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions)
Service cost for benefits earned	$2.6	$2.8
Interest cost on accumulated postretirement benefit obligation	8.5	8.5
Amortization of prior service cost and net actuarial loss	2.4	4.5
Net periodic postretirement benefit cost	$13.5	$15.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Accumulated Other Comprehensive Loss
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto recorded during the three months ended March 31, 2016:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
	(Dollars in millions)
December 31, 2015	$(146.4)	$(263.8)	$31.8	$(240.5)	$(618.9)
Reclassification from other comprehensive income to earnings	—	5.2	(1.6)	49.7	53.3
Current period change	2.7	—	—	—	2.7
March 31, 2016	$(143.7)	$(258.6)	$30.2	$(190.8)	$(562.9)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the three months ended March 31, 2016 and 2015:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive loss components	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(5.1)	$(6.2)	Operating costs and expenses
Defined benefit pension plans	(5.1)	(8.3)	Operating costs and expenses
Defined benefit pension plans	(1.0)	(1.7)	Selling and administrative expenses
Insignificant items	2.9	2.1
	(8.3)	(14.1)	Total before income taxes
	3.1	—	Income tax benefit
	$(5.2)	$(14.1)	Total after income taxes

Prior service credit associated with postretirement plans:
Postretirement health care and life insurance benefits	$2.7	$1.7	Operating costs and expenses
Defined benefit pension plans	(0.1)	(0.2)	Operating costs and expenses
	2.6	1.5	Total before income taxes
	(1.0)	—	Income tax provision
	$1.6	$1.5	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$(53.9)	$(73.6)	Operating costs and expenses
Fuel and explosives commodity swaps	(24.8)	(30.2)	Operating costs and expenses
Coal trading commodity futures, swaps and options	—	13.3	Other revenues
Insignificant items	(0.2)	(0.2)
	(78.9)	(90.7)	Total before income taxes
	29.2	(3.3)	Income tax benefit (provision)
	$(49.7)	$(94.0)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Other Events
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
In 2016, the Company eliminated corporate and regional staff positions in the U.S. and Australia and implemented workforce reductions of employee and contractor positions at four mines in the U.S. Included in the Company's unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 were aggregate restructuring charges of $12.1 million, primarily comprised of cash severance costs. Of that amount, $7.2 million remained accrued as of March 31, 2016, substantially all of which was paid prior to the Petition Date.
Restricted Cash
As of March 31, 2016 the Company had restricted cash of $15.3 million included in “Investments and other assets”.  The restricted cash represents collateral for financial assurances associated with reclamation obligations. Refer to Note 16. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees" for details regarding the remaining $84.9 million in restricted cash.
Take-or-pay Obligations
During the three months ended March 31, 2016, the Company amended contracts to reduce certain U.S. transportation and logistics costs. In connection with these amendments, the Company will realize a net reduction of approximately $45 million in estimated liquidated damage payments that otherwise would have become due with respect to these take-or-pay obligations in 2017. In connection with these amendments, the Company paid liquidated damages of $15.5 million during the three months ended March 31, 2016.
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
For all but the performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For the Company’s performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted. For further discussion of the Company’s share-based compensation awards, see Note 18. "Share-Based Compensation" to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
A conversion of the Debentures may result in payment for any conversion value in excess of the principal amount of the Debentures in the Company’s common stock. For diluted EPS purposes, potential common stock is calculated based on whether the market price of the Company’s common stock at the end of each reporting period is in excess of the conversion price of the Debentures. For a full discussion of the conditions under which the Debentures may be converted, the conversion rate to common stock and the conversion price, see Note 12. "Long-term Debt" to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The effect of the Debentures was excluded from the calculation of diluted EPS for all periods presented herein because to do so would have been anti-dilutive for those periods.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computation of diluted EPS also excluded aggregate share-based compensation awards of approximately 0.5 million and 0.6 million for the three months ended March 31, 2016 and 2015, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS. The number of shares and per share amounts for all periods presented below have been retroactively restated to reflect the Reverse Stock Split discussed in Note 1. "Basis of Presentation."

	Three Months Ended
	March 31,
	2016	2015
	(In millions, except per share data)
EPS numerator:
Loss from continuing operations, net of income taxes	$(161.7)	$(164.4)
Less: Net income attributable to noncontrolling interests	—	3.3
Loss from continuing operations attributable to common stockholders, after allocation of earnings to participating securities	(161.7)	(167.7)
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(3.4)	(8.9)
Net loss attributable to common stockholders, after earnings allocated to participating securities	$(165.1)	$(176.6)

EPS denominator:
Weighted average shares outstanding — basic and diluted	18.3	18.0

Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(8.85)	$(9.31)
Loss from discontinued operations	(0.18)	(0.50)
Net loss attributable to common stockholders	$(9.03)	$(9.81)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk
As of March 31, 2016, the Company had the following financial instruments with off-balance sheet risk:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other (1)	Total	Letters of Credit in Support of Financial Instruments
	(Dollars in millions)
Self-bonding (2)	$1,272.6	$—	$—	$—	$1,272.6	$—
Surety bonds (3)	293.1	107.6	19.1	15.1	434.9	104.0
Bank guarantees	277.3	—	—	106.4	383.7	355.3
Other letters of credit	—	—	55.2	204.7	259.9	—
Total	$1,843.0	$107.6	$74.3	$326.2	$2,351.1	$459.3

(1)
Other includes the $79.7 million in letters of credit related to Dominion Terminal Associates and TXU Europe Limited described below and an additional $246.5 million in bank guarantees, letters of credit and surety bonds related to collateral for road maintenance, performance guarantees and other operations.

(2)	Self-bonding reclamation obligations decreased to $1,145.9 million as of April 13, 2016.

(3)
A total of $128.4 million of letters of credit issued as collateral to support surety bonds related to Patriot have been excluded from above as they no longer represent off-balance sheet obligations as discussed in Note 18. "Matters Related to the Bankruptcy of Patriot Coal Corporation".

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which, in the aggregate, provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of March 31, 2016, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by letters of credit totaling $42.7 million.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make special contributions to two of the Company’s defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of March 31, 2016. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
Self-Bonding
The Company's ability to self-bond reduces our costs of securing reclamation obligations. To the extent the Company is unable to maintain its current level of self-bonding due to legislative or regulatory changes, changes in our financial condition or for any other reason, the Company would be required to obtain replacement financial assurances or security. Further, self-bonding is permitted at the discretion of each state. Just prior to the Petition Date, the Company was self-bonded in Illinois, Indiana, New Mexico and Wyoming. On April 29, 2016, Peabody received a letter from the Illinois Department of Natural Resources that requires the Company to replace a total of approximately $92 million of self-bonding with alternative forms of assurance for reclamation obligations in the state of Illinois within 90 days. The Company and the state of Illinois have agreed to extend the 90 day time frame by 30 days. The Company is in discussions with these states regarding the usage of the $200 million bonding accommodation facility provided for in the DIP Credit Agreement as an alternative to self-bonding during the bankruptcy reorganization process.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable Securitization
On March 25, 2016, the Company amended and restated its accounts receivable securitization program (securitization program) to, among other things, extend the term of the program by two years to March 23, 2018 and reduce the maximum availability under the facility from $275.0 million to $180.0 million. The accessible capacity of the program varies daily, dependent upon the actual amount of receivables available for contribution and various reserves and limits. As of March 31, 2016, $84.9 million was deposited in a collateral account to secure letters of credit.
Under the securitization program, the Company contributes the trade receivables of most of its U.S. subsidiaries on a revolving basis to its wholly-owned, bankruptcy-remote subsidiary (Seller), which then sells the receivables in their entirety to unaffiliated asset-backed commercial paper conduits and banks (the Conduits). After the sale, the Company, as servicer of the assets, collects the receivables on behalf of the Conduits for a nominal servicing fee.
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2016, the Company received total consideration of $679.4 million related to accounts receivable sold under the securitization program, including $295.0 million of cash up front from the sale of the receivables, an additional $257.4 million of cash upon the collection of the underlying receivables and $127.0 million that had not been collected at March 31, 2016 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was zero and $168.5 million at March 31, 2016 and December 31, 2015, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $0.8 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.
Subsequent to March 31, 2016, the Company executed two additional amendments to the March 25, 2016 agreement. These amendments permit the continuation of the securitization program through the Company’s Chapter 11 Cases. On April 12, 2016, the Company entered into an amendment to its securitization program to state that the filing of the Bankruptcy Petitions would not result in an automatic termination of the securitization program that would result in the acceleration of the obligations thereunder. On April 18, 2016, the Company entered into an additional amendment to its securitization program to (i) change the maturity date to the earlier of March 23, 2018 and the emergence of the Company from the Chapter 11 Cases, (ii) enact a revised schedule of fees and (iii) enter into an additional performance guarantee by the Company’s subsidiaries that are contributors under the securitization facility promising to fulfill obligations of the other contributors. If a final order approving the securitization program is not entered by the Bankruptcy Court on or prior to May 28, 2016, the administrative agent will have the option to terminate the securitization program. The Bankruptcy Court will consider final approval of the securitization program at a hearing currently scheduled for May 17, 2016.
Other
Included in "Other noncurrent liabilities" in the Company's condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 is a liability of $38.4 million, respectively, related to reclamation, bonding and mine closure commitments provided on behalf of a third-party coal producer associated with a 2007 purchase of coal reserves and surface lands in the Illinois Basin.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2016, purchase commitments for capital expenditures were $17.7 million, all of which is obligated within the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 24 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Effect of Automatic Stay. The Debtors filed voluntary petitions for relief under the Bankruptcy Code on the Petition Date in the Bankruptcy Court. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases, pursuant to Section 362(a) of the Bankruptcy Code, automatically enjoined, or stayed, among other things, the continuation of most judicial or administrative proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
The Debtors have filed notices of the bankruptcy filings and suggestions of stay in the applicable domestic matters involving one or more of the Debtors as discussed below and in Note 18. "Matters Related to the Bankruptcy of Patriot Coal Corporation".
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
On December 8, 2015, QBH filed a claim in the Supreme Court of Queensland, Australia seeking specific performance of the Company subsidiary’s obligation to enter into a new CPSA as described above and payment of $11.8 million Australian dollars representing amounts invoiced by QBH from January through November 2015, plus additional amounts for interest and attorney fees. On January 29, 2016, the Company subsidiary filed a defense to these claims. On February 15, 2016, QBH filed an application for summary judgment, which QBH subsequently agreed to adjourn to a date to be fixed, seeking an order requiring the Company subsidiary to execute a new CPSA and seeking additional amounts invoiced by QBH through February 2016, plus additional interest on these amounts and attorney fees.  On February 29, 2016 QBH filed an amended statement of claim.  The Company subsidiary filed a defense to the amended statement of claim on March 22, 2016.  QBH filed an amended Statement of Claim in answer to the Company’s amended defense on April 12, 2016. The only change by QBH was to plead that if the Company is correct in its claim that the CSPA was repudiated by the Company and validly terminated by QBH’s acceptance of that repudiation, then QBH claims damages in the alternative. The Company filed an amended defense on May 3, 2016.
While the ultimate impact of the litigation is subject to a wide range of uncertainty, the Company recognized a charge of $9.7 million to discontinued operations during 2015, of which $7.6 million was recorded in the three months ended March 31, 2015. It is reasonably possible that additional exposure may exist up to and including the aggregate annual minimum payments under the potential new CPSA noted above.
Lori J. Lynn Class Action. On June 11, 2015, a former Peabody Investments Corp. (PIC) employee filed a putative class action lawsuit in the United States District Court, Eastern District of Missouri on behalf of three of the Company’s or its subsidiaries' 401(k) retirement plans and certain participants and beneficiaries of the plans. The lawsuit, which was brought against the Company, Peabody Holding Company, LLC (PHC), PIC and a number of the Company’s and PIC’s current and former executives and employees, alleges breach of fiduciary duties and seeking monetary damages under the Employee Retirement Income Security Act of 1974 (ERISA) relating to the offering of the Peabody Energy Stock Fund as an investment option in the 401(k) retirement plans.
On September 8, 2015, the plaintiffs filed an amended complaint which, among other things, named a new plaintiff and named all of the current members and two former members of the board as defendants. The class period (December 2012 to present) remains unchanged. On November 9, 2015, the defendants filed a motion seeking dismissal of all claims.
On January 14, 2016, the plaintiffs filed a motion requesting leave to file a second amended complaint, which seeks to name the boards of directors of PIC and PHC as defendants and include new allegations against the Company related to the Company’s disclosure to investors of risks associated with climate change and related legislation and regulations. The defendants dispute the allegations of the lawsuit and plan to vigorously defend their positions. Based on current information the Company believes these claims are likely to be resolved without a material adverse effect of its financial condition, results of operations or cash flows.
Claims, Litigation and Settlements Relating to Indemnities or Historical Operations
Environmental Claims and Litigation Arising From Historical, Non-Coal Producing Operations. Gold Fields Mining, LLC (Gold Fields) is a dormant, non-coal producing entity that was previously managed and owned by Hanson plc, the Company's predecessor owner. In a February 1997 spin-off, Hanson plc transferred ownership of Gold Fields to the Company despite the fact that Gold Fields had no ongoing operations and the Company had no prior involvement in its past operations. Gold Fields is currently one of the Company's subsidiaries. The Company indemnified TXU Group (Blue Tee) with respect to certain claims relating to the historical operations of a former affiliate of Gold Fields.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental claims for remediation, past costs, future costs, and/or natural resource damages have been asserted against Gold Fields related to historical activities of Gold Fields or a former affiliate. Gold Fields or the former affiliate has been named a potentially responsible party (PRP) at six national priority list sites based on the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). In December 2015, Gold Fields was named a PRP by the Environmental Protection Agency (U.S. EPA) at a site near Galena, Illinois and in March 2016, Blue Tee was notified by the U.S. EPA for possible off-site additional liabilities at the existing Caney, Kansas site. CERCLA and state claims were asserted at 13 additional sites, bringing the total to 19, which have since been reduced to eight active sites by completion of work, settlement, transfer or regulatory inactivity. The number of CERCLA sites alone is not a relevant measure of liability because the nature and extent of environmental concerns and costs varies by site, as does the estimated share of responsibility relative to other PRPs for Gold Fields or the former affiliate.
Undiscounted liabilities for environmental cleanup-related costs for all of the sites noted above were $63.8 million as of March 31, 2016 and $66.9 million as of December 31, 2015, of which $20.8 million and $23.9 million was reflected as a current liability, respectively, in the condensed consolidated balance sheets as of those dates.
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
Other
At times the Company becomes a party to other disputes, including those related to contract miner performance, claims, lawsuits, arbitration proceedings, regulatory investigations and administrative procedures in the ordinary course of business in the U.S., Australia and other countries where the Company does business. Based on current information, the Company believes that such other pending or threatened proceedings are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
(18) Matters Related to the Bankruptcy of Patriot Coal Corporation
In 2012, Patriot filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In 2013, the Company entered into a definitive settlement agreement (2013 Agreement) with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all then disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Eastern District of Virginia and subsequently initiated a process to sell some or all of its assets to qualified bidders. On October 9, 2015, Patriot's bankruptcy court entered an order confirming Patriot's plan of reorganization, which provided, among other things, for the sale of substantially all of Patriot's assets to two different buyers.
Credit Support
As part of the 2013 Agreement, the Company has provided certain credit support to Patriot. In connection with Patriot’s filing in May 2015, the Company has assumed all credit support provided to Patriot as a liability on our condensed consolidated balance sheet, of which $38.7 million remained accrued as of March 31, 2016.
Due to Patriot’s May 2015 bankruptcy filing, the Company recorded a net charge of $34.7 million to increase its liability related to the credit support to the estimated fair value of the portion of the credit support exposed to nonperformance by Patriot. That net charge included a $16.6 million correction of an error reflected in the year ended December 31, 2015 to derecognize a liability that had been previously recorded to the Company’s historical financial statements in 2014 and 2013. The Company reflected the correction as an out-of-period adjustment because it considers the impact of the error to be quantitatively and qualitatively immaterial to the total mix of information available in the Company’s 2015 and historical financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
By statute, the Company remains secondarily liable for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability at March 31, 2016 was $130.6 million. While the Company has recorded a liability, it intends to review each claim on a case by case basis and contest liability as appropriate. The amount of the Company's recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot's workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern. The Company estimates that the annual cash cost to fund these potential Black Lung liabilities will range between $10 million and $15 million.
UMWA VEBA Payments
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
The parties agreed to a settlement of the Company’s obligations for payment of the remaining VEBA payments, which was approved by the Missouri Bankruptcy Court on January 5, 2016 and the Virginia Bankruptcy Court on January 6, 2016. Under this settlement, the Company agreed to pay $75 million to the VEBA, payable in equal monthly installments of $7.5 million beginning on January 4, 2016. The remaining monthly installments are do at the beginning of each successive month ending October 2016, and the obligations are supported in full by a letter of credit. These monthly VEBA payments will terminate early if VEBA participants can receive healthcare benefits that are reasonably similar to or greater than healthcare benefits provided under VEBA as a result of new legislation. As part of the settlement, the Company recognized a gain of $68.1 million during the three months ended March 31, 2016, which was classified in "other operating costs and expenses' in the unaudited condensed consolidated statement of operations and is included in the Company's Corporate and Other segment results.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also on October 29, 2015, the Trustees issued a withdrawal liability assessment against the Company in the amount of $644.2 million (October 29 Assessment). The Trustees claim that a principal purpose of the Company’s 2007 spin-off of Patriot was to “evade or avoid” withdrawal liability to the Plan, and they assert that the Company is therefore liable for Patriot's withdrawal from the Plan due to Patriot terminating certain collective bargaining agreements with the UMWA eight years later, during Patriot's bankruptcy proceeding. The October 29 Assessment does not contain the payment schedule required by ERISA. Instead, the Trustees assert that the Company was in default on the $644.2 million liability assessment as of the moment it was assessed. The Company and PHC dispute this withdrawal liability claim, including the assertion that the Company could be in default on the withdrawal liability assessment prior to being given an opportunity to make any payments on the assessment.

ERISA provides a process to adjudicate withdrawal liability disputes, which consists of administrative review by the Plan followed by arbitration, after which either side can appeal to the appropriate United States district court.  The Company and PHC have been dismissed from the lawsuit and have agreed with the plaintiffs to arbitrate the dispute pursuant to the arbitration process. Because more than five years have elapsed since the spin-off, the Company is exempt from making any payments toward the October 29 Assessment unless and until an arbitrator issues a final decision in favor of the Trustees on the "evade or avoid" theory of liability.  The Company also anticipates that during arbitration it will receive a decision on the legality of the Fund's determination that the Company was in default. The Company anticipates that as a consequence of such decision, the Fund will be required to issue a payment schedule setting forth the annual payments required to pay the alleged withdrawal liability over time. On January 26, 2016, the Company took the first step of the adjudication process by requesting administrative review of the October 29 Assessment.  If the Fund fails to respond to the Company’s request for review within 120 days, or if the Company disagrees with the results of the Fund’s review, then the Company will initiate arbitration. If the proceeding is ongoing in January 2017, the Company will be required to post a bond or an escrow of approximately $18.8 million until the decision is final. The bond would remain in place until an arbitration decision is reached on the underlying withdrawal liability issue. If it is decided in the Company's favor, the Company will not owe any amounts to the Plan. A notice of automatic stay was delivered to the plaintiffs on April 13, 2016.
(19) Segment Information
The Company reports its results of operations primarily through the following reportable segments: "Powder River Basin Mining," “Midwestern U.S. Mining," “Western U.S. Mining,” “Australian Metallurgical Mining," "Australian Thermal Mining," “Trading and Brokerage” and “Corporate and Other.” The Company’s chief operating decision maker uses Adjusted EBITDA as the primary metric to measure the segments' operating performance. Beginning with this report, the Company has modified the definition of Adjusted EBITDA to also exclude certain discrete items because the Company believes that doing so is useful for management and investors who use Adjusted EBITDA to measure its operating performance and lenders who assess its ability to incur and service debt. Our Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS measures were not modified.
Adjusted EBITDA is defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense, and depreciation, depletion. Adjusted EBITDA is also adjusted for the discrete items, reflected in the reconciliation below, that management has excluded in analyzing the segment's operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions)
Revenues:
Powder River Basin Mining	$336.0	$508.9
Midwestern U.S. Mining	199.6	275.7
Western U.S. Mining	112.5	180.4
Australian Metallurgical Mining	205.1	333.3
Australian Thermal Mining	176.7	214.9
Trading and Brokerage	(8.8)	16.7
Corporate and Other	6.1	8.0
Total	$1,027.2	$1,537.9

Adjusted EBITDA:
Powder River Basin Mining	$73.8	$140.0
Midwestern U.S. Mining	60.6	79.0
Western U.S. Mining	20.1	52.5
Australian Metallurgical Mining	(37.3)	13.6
Australian Thermal Mining	42.9	48.3
Trading and Brokerage	(18.8)	3.8
Corporate and Other (1)	(111.2)	(171.6)
Total	$30.1	$165.6

(1)
Includes a gain of $68.1 million during the three months ended March 31, 2016 related to the UMWA VEBA settlement was described in Note 18 "Matters related to the Bankruptcy of Patriot Coal Corporation"

A reconciliation of Adjusted EBITDA to consolidated loss from continuing operations, net of income taxes follows:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in millions)
Total Adjusted EBITDA	$30.1	$165.6
Depreciation, depletion and amortization	(111.8)	(147.5)
Asset impairment	(17.2)	—
Asset retirement obligation expenses	(13.1)	(14.2)
Selling and administrative expenses related to debt restructuring	(14.3)	—
Change in deferred tax asset valuation allowance related to equity affiliates	(1.4)	(0.3)
Amortization of basis difference related to equity affiliates	—	(1.4)
Interest expense	(126.2)	(106.6)
Loss on early debt extinguishment	—	(59.5)
Unrealized gains on non-coal trading derivative contracts	25.0	—
Interest income	1.4	2.5
Income tax benefit (provision)	65.8	(3.0)
Loss from continuing operations, net of income taxes	$(161.7)	$(164.4)

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$663.9	$441.1	$(77.8)	$1,027.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	17.9	522.3	457.8	(77.8)	920.2
Depreciation, depletion and amortization	—	51.1	60.7	—	111.8
Asset retirement obligation expenses	—	6.5	6.6	—	13.1
Selling and administrative expenses	2.4	42.2	3.7	—	48.3
Restructuring charges	—	11.4	0.7	—	12.1
Other operating (income) loss:
Net gain on disposal of assets	—	(1.8)	—	—	(1.8)
Asset impairment	—	—	17.2	—	17.2
Loss from equity affiliates and investment in subsidiaries	53.3	1.2	7.8	(53.3)	9.0
Interest expense	122.6	5.8	6.2	(8.4)	126.2
Interest income	—	(1.0)	(8.8)	8.4	(1.4)
(Loss) income from continuing operations before income taxes	(196.2)	26.2	(110.8)	53.3	(227.5)
Income tax benefit	(33.1)	(18.5)	(14.2)	—	(65.8)
(Loss) income from continuing operations, net of income taxes	(163.1)	44.7	(96.6)	53.3	(161.7)
Loss from discontinued operations, net of income taxes	(2.0)	(0.5)	(0.9)	—	(3.4)
Net (loss) income attributable to common stockholders	$(165.1)	$44.2	$(97.5)	$53.3	$(165.1)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(165.1)	$44.2	$(97.5)	$53.3	$(165.1)
Other comprehensive income, net of income taxes	56.0	5.1	2.7	(7.8)	56.0
Comprehensive (loss) income attributable to common stockholders	$(109.1)	$49.3	$(94.8)	$45.5	$(109.1)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$971.0	$691.7	$(124.8)	$1,537.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	104.2	739.2	603.0	(124.8)	1,321.6
Depreciation, depletion and amortization	—	67.9	79.6	—	147.5
Asset retirement obligation expenses	—	5.3	8.9	—	14.2
Selling and administrative expenses	9.7	37.1	2.6	—	49.4
Other operating (income) loss:
Net (gain) loss on disposal of assets	—	(1.0)	0.9	—	(0.1)
(Income) loss from equity affiliates and investment in subsidiaries	(104.4)	1.3	1.8	104.4	3.1
Interest expense	108.0	4.7	2.6	(8.7)	106.6
Loss on early debt extinguishment	59.5	—	—	—	59.5
Interest income	(0.1)	(0.6)	(10.5)	8.7	(2.5)
(Loss) income from continuing operations before income taxes	(176.9)	117.1	2.8	(104.4)	(161.4)
Income tax provision	—	0.1	2.9	—	3.0
(Loss) income from continuing operations, net of income taxes	(176.9)	117.0	(0.1)	(104.4)	(164.4)
Income (loss) from discontinued operations, net of income taxes	0.3	(1.1)	(8.1)	—	(8.9)
Net (loss) income	(176.6)	115.9	(8.2)	(104.4)	(173.3)
Less: Net income attributable to noncontrolling interests	—	0.8	2.5	—	3.3
Net (loss) income attributable to common stockholders	$(176.6)	$115.1	$(10.7)	$(104.4)	$(176.6)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(176.6)	$115.9	$(8.2)	$(104.4)	$(173.3)
Other comprehensive (loss) income, net of income taxes	(70.7)	15.1	(33.4)	18.3	(70.7)
Comprehensive (loss) income	(247.3)	131.0	(41.6)	(86.1)	(244.0)
Less: Comprehensive income attributable to noncontrolling interests	—	0.8	2.5	—	3.3
Comprehensive (loss) income attributable to common stockholders	$(247.3)	$130.2	$(44.1)	$(86.1)	$(247.3)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$636.9	$8.4	$100.3	$—	$745.6
Restricted cash	—	—	84.9	—	84.9
Accounts receivable, net	—	10.7	253.0	—	263.7
Receivables from affiliates, net	543.7	—	977.0	(1,520.7)	—
Inventories	—	112.6	203.2	—	315.8
Assets from coal trading activities, net	—	2.7	18.5	—	21.2
Deferred income taxes	—	65.3	—	(11.8)	53.5
Other current assets	20.8	144.9	301.7	—	467.4
Total current assets	1,201.4	344.6	1,938.6	(1,532.5)	1,952.1
Property, plant, equipment and mine development, net	—	4,258.0	4,904.8	—	9,162.8
Deferred income taxes	—	79.6	—	(77.3)	2.3
Investments and other assets	8,640.8	3.7	195.4	(8,462.1)	377.8
Notes receivable from affiliates, net	—	584.0	448.6	(1,032.6)	—
Total assets	$9,842.2	$5,269.9	$7,487.4	$(11,104.5)	$11,495.0
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$6,792.5	$22.7	$5.0	$—	$6,820.2
Payables to affiliates, net	—	1,520.7	—	(1,520.7)	—
Deferred income taxes	11.8	—	4.0	(11.8)	4.0
Liabilities from coal trading activities, net	—	3.5	15.8	—	19.3
Accounts payable and accrued expenses	482.5	403.9	394.5	—	1,280.9
Total current liabilities	7,286.8	1,950.8	419.3	(1,532.5)	8,124.4
Long-term debt, less current portion	367.0	—	—	—	367.0
Deferred income taxes	126.9	—	1.5	(77.3)	51.1
Notes payable to affiliates, net	1,032.6	—	—	(1,032.6)	—
Other noncurrent liabilities	219.2	1,421.4	500.6	—	2,141.2
Total liabilities	9,032.5	3,372.2	921.4	(2,642.4)	10,683.7
Peabody Energy Corporation stockholders’ equity	809.7	1,897.7	6,564.4	(8,462.1)	809.7
Noncontrolling interests	—	—	1.6	—	1.6
Total stockholders’ equity	809.7	1,897.7	6,566.0	(8,462.1)	811.3
Total liabilities and stockholders’ equity	$9,842.2	$5,269.9	$7,487.4	$(11,104.5)	$11,495.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Condensed Consolidating Balance Sheets

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$7.2	$4.7	$249.4	$—	$261.3
Accounts receivable, net	—	12.1	216.7	—	228.8
Receivables from affiliates, net	582.1	—	948.1	(1,530.2)	—
Inventories	—	109.4	198.4	—	307.8
Assets from coal trading activities, net	—	3.2	20.3	—	23.5
Deferred income taxes	—	65.3	—	(11.8)	53.5
Other current assets	23.1	128.1	296.4	—	447.6
Total current assets	612.4	322.8	1,929.3	(1,542.0)	1,322.5
Property, plant, equipment and mine development, net	—	4,304.8	4,953.7	—	9,258.5
Deferred income taxes	—	33.1	—	(30.9)	2.2
Investments and other assets	8,476.2	3.6	185.5	(8,301.6)	363.7
Notes receivable from affiliates, net	—	632.7	399.9	(1,032.6)	—
Total assets	$9,088.6	$5,297.0	$7,468.4	$(10,907.1)	$10,946.9
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$5,844.0	$23.8	$7.1	$—	$5,874.9
Payables to affiliates, net	—	1,530.2	—	(1,530.2)	—
Deferred income taxes	11.8	—	3.8	(11.8)	3.8
Liabilities from coal trading activities, net	—	4.8	10.8	—	15.6
Accounts payable and accrued expenses	494.8	479.8	467.9	—	1,442.5
Total current liabilities	6,350.6	2,038.6	489.6	(1,542.0)	7,336.8
Long-term debt, less current portion	366.3	—	—	—	366.3
Deferred income taxes	98.6	—	1.4	(30.9)	69.1
Notes payable to affiliates, net	1,032.6	—	—	(1,032.6)	—
Other noncurrent liabilities	323.6	1,454.9	477.7	—	2,256.2
Total liabilities	8,171.7	3,493.5	968.7	(2,605.5)	10,028.4
Peabody Energy Corporation stockholders’ equity	916.9	1,803.5	6,498.1	(8,301.6)	916.9
Noncontrolling interests	—	—	1.6	—	1.6
Total stockholders’ equity	916.9	1,803.5	6,499.7	(8,301.6)	918.5
Total liabilities and stockholders’ equity	$9,088.6	$5,297.0	$7,468.4	$(10,907.1)	$10,946.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash used in continuing operations	$(331.7)	$(21.3)	$(85.9)	$(438.9)
Net cash (used in) provided by discontinued operations	(1.4)	1.9	(0.6)	(0.1)
Net cash used in operating activities	(333.1)	(19.4)	(86.5)	(439.0)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(4.3)	(9.0)	(13.3)
Changes in accrued expenses related to capital expenditures	—	(1.6)	(1.8)	(3.4)
Proceeds from disposal of assets, net of notes receivable	—	2.0	0.1	2.1
Contributions to joint ventures	—	—	(81.7)	(81.7)
Distributions from joint ventures	—	—	87.4	87.4
Other, net	—	(4.1)	0.1	(4.0)
Net cash used in investing activities	—	(8.0)	(4.9)	(12.9)
Cash Flows From Financing Activities
Proceeds from long-term debt	947.0	—	—	947.0
Repayments of long-term debt	(3.0)	(1.1)	(2.1)	(6.2)
Payment of deferred financing costs	(2.8)	—	—	(2.8)
Other, net	(0.1)	(1.6)	(0.1)	(1.8)
Transactions with affiliates, net	21.7	33.8	(55.5)	—
Net cash provided by financing activities	962.8	31.1	(57.7)	936.2
Net change in cash and cash equivalents	629.7	3.7	(149.1)	484.3
Cash and cash equivalents at beginning of period	7.2	4.7	249.4	261.3
Cash and cash equivalents at end of period	$636.9	$8.4	$100.3	$745.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(205.0)	$116.4	$93.8	$5.2
Net cash used in discontinued operations	(0.3)	(0.4)	(1.1)	(1.8)
Net cash (used in) provided by operating activities	(205.3)	116.0	92.7	3.4
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(14.0)	(11.1)	(25.1)
Changes in accrued expenses related to capital expenditures	—	(3.0)	(8.3)	(11.3)
Proceeds from disposal of assets, net of notes receivable	—	2.1	—	2.1
Purchases of debt and equity securities	—	—	(7.3)	(7.3)
Proceeds from sales and maturities of debt and equity securities	—	—	10.1	10.1
Contributions to joint ventures	—	—	(114.6)	(114.6)
Distributions from joint ventures	—	—	113.6	113.6
Other, net	—	(0.5)	(2.7)	(3.2)
Net cash used in investing activities	—	(15.4)	(20.3)	(35.7)
Cash Flows From Financing Activities
Proceeds from long-term debt	975.7	—	—	975.7
Repayments of long-term debt	(569.9)	(0.2)	(2.1)	(572.2)
Payment of deferred financing costs	(28.4)	—	—	(28.4)
Dividends paid	(0.7)	—	—	(0.7)
Other, net	0.1	(1.7)	(1.4)	(3.0)
Transactions with affiliates, net	140.1	(98.6)	(41.5)	—
Net cash provided by (used in) financing activities	516.9	(100.5)	(45.0)	371.4
Net change in cash and cash equivalents	311.6	0.1	27.4	339.1
Cash and cash equivalents at beginning of period	188.7	3.6	105.7	298.0
Cash and cash equivalents at end of period	$500.3	$3.7	$133.1	$637.1

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. These factors are difficult to accurately predict and may be beyond the Company’s control. Factors that could affect the Company’s results include, but are not limited to:
Factors related to our Chapter 11 Cases (as defined below)

•
our ability to obtain Bankruptcy Court (as defined below) approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	our ability to negotiate, develop, confirm and consummate a plan of reorganization;

•	the effects of the Chapter 11 Cases on the operations of the Company, including customer, supplier, banking and other relationships and agreements;

•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	risks associated with third-party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

•	increased advisory costs to execute a plan of reorganization;

•	the impact of the NYSE’s delisting of our common stock on the liquidity and market price of our common stock and on our ability to access the public capital markets;

•
ability to continue as a going concern including our ability to confirm a plan or reorganization that restructures our debt obligations to address the Company’s liquidity issues and allow emergence from the Chapter 11 Cases;

•	ability to access adequate debtor-in-possession financing or use cash collateral;

•
the Bankruptcy Court’s rulings in the Chapter 11 Cases, including the approval of the amendment to the accounts receivable securitization program and the DIP Financing (as defined below), and the outcome of the Chapter 11 Cases in general;

•	the effect of the Chapter 11 Cases on the Company’s relationships with third parties, regulatory authorities and employees;

•	the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity, results of operations, or business prospects;

•	the Company’s ability to execute its business and restructuring plan;

•	increased administrative and legal costs related to the Chapter 11 Cases and other litigation and the inherent risks involved in a bankruptcy process;

•	risks associated with third-party motions in the Chapter 11 Cases, which may interfere with the Company’s plan of reorganization and restructuring generally;

•	the cost, availability and access to capital and financial markets, including the ability to secure new financing after emerging from the Chapter 11 Cases;

•	the risk that the Chapter 11 Cases will disrupt or impede our international operations, including our Australian Operations;

Other factors

•
competition in the coal markets and supply and demand for our coal products, including the impact of alternative energy sources, such as natural gas and renewables, global steel demand and the downstream impact on metallurgical coal prices, and lower demand for our products by electric power generators;

•	our ability to successfully consummate planned divestitures;

•
our ability to appropriately secure our obligations for reclamation, federal and state workers’ compensation, federal coal leases and other obligations related to our operations, including our ability to utilize self-bonding and/or successfully access the commercial surety bond market;

•	customer procurement practices and contract duration;

•	the impact of weather and natural disasters on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and the Company’s ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers, and trading, bank and other financial counterparties;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of take-or-pay arrangements for rail and port commitments for the delivery of coal;

•	successful implementation of business strategies, including, without limitation, the actions we are implementing to improve our organization and respond to current market conditions;

•	negotiation of labor contracts, employee relations and workforce availability, including, without limitation, attracting and retaining key personnel;

•
the effect of our leverage and our ability to comply with financial and other restrictive covenants in the agreements governing our financing arrangements, including the DIP Credit Agreement (as defined below);

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which the Company has operations or serves customers;

•
legislation, regulations and court decisions or other government actions, including, but not limited to, new environmental and mine safety requirements, changes in income tax regulations, sales-related royalties, or other regulatory taxes and changes in derivative laws and regulations;

•	our ability to obtain and renew permits necessary for our operations;

•	litigation or other dispute resolution, including, but not limited to, claims not yet asserted;

•
any additional liabilities or obligations that the Company may have as a result of the bankruptcy of Patriot Coal Corporation, including, without limitation, as a result of litigation filed by third parties in relation to that bankruptcy;

•	terrorist attacks or security threats, including, but not limited to, cybersecurity threats;

•	impacts of pandemic illnesses; and

•
other risks and factors detailed in the Company’s reports filed with the SEC; including, but not limited to, those discussed in Part II, Item 1. "Legal Proceedings," and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect our results contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

Overview
We are the world’s largest private sector coal company by volume. As of March 31, 2016, we owned interests in 26 active coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 25 of those mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
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
Filing Under Chapter 11 of the United States Bankruptcy Code
On April 13, 2016 (the Petition Date), Peabody and a majority of its wholly owned domestic subsidiaries as well as one international subsidiary in Gibraltar (the Filing Subsidiaries and together with Peabody, the Debtors) filed voluntary petitions for reorganization (the petitions collectively, the Bankruptcy Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). Our Australian Operations and other international subsidiaries are not included in the filings. The Debtors' Chapter 11 cases (collectively, the Chapter 11 Cases) are being jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529 (Bankr. E.D. Mo.). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The filings of the Bankruptcy Petitions constituted an event of default under our credit agreement as well as the indentures governing certain of our debt instruments, as further described in Note 11. "Current and Long-term Debt" to the condensed consolidated financial statements, and all unpaid principal and accrued and unpaid interest due thereunder became immediately due and payable. Any efforts to enforce such payment obligations are automatically stayed as a result of the Bankruptcy Petitions and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Aside from disclosures describing the bankruptcy process and some of its prospective impacts, our condensed consolidated financial statements as of and for the period ended March 31, 2016 do not reflect any impact of the bankruptcy.
Additionally, on the Petition Date, the NYSE determined that Peabody’s common stock was no longer suitable for listing pursuant to Section 8.02.01D of the NYSE’s Listed Company Manual, and trading in our common stock was suspended. Our common stock began trading on the OTC Pink Sheets marketplace under the symbol BTUUQ on April 14, 2016.
On the Petition Date, the Debtors filed a number of motions with the Bankruptcy Court generally designed to stabilize their operations and facilitate the Debtors’ transition into Chapter 11. Certain of these motions sought authority from the Bankruptcy Court for the Debtors to make payments upon, or otherwise honor, certain prepetition obligations (e.g., obligations related to certain employee wages, salaries and benefits and certain vendors and other providers essential to the Debtors’ businesses). The Bankruptcy Court has entered orders approving the relief sought in these motions.
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings, including certain of the third-party litigation matters described under “Legal Proceedings,” set forth in Part II Item I of this report or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
The U.S. Trustee for the Eastern District of Missouri filed a notice appointing an official committee of unsecured creditors (the Creditors’ Committee) on April 29, 2016. The Creditors’ Committee represents all unsecured creditors of the Debtors and has a right to be heard on all matters that come before the Bankruptcy Court.

As a result of the Bankruptcy Petitions, the realization of the Debtors’ assets and the satisfaction of liabilities are subject to significant uncertainty. For the Debtors to emerge successfully from Chapter 11, they must obtain the Bankruptcy Court’s approval of a plan of reorganization, which will enable them to transition from Chapter 11 into ordinary course operations as reorganized entities outside of bankruptcy. A plan of reorganization determines the rights and treatment of claims of various creditors and equity security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the plan of reorganization is confirmed.
The Debtors intend to propose a plan of reorganization on or prior to the applicable date required under the Bankruptcy Code, as the same may be extended with approval of the Bankruptcy Court. The Debtors presently expect that any proposed plan of reorganization will provide, among other things, for mechanisms for the settlement of claims against the Debtors’ estates, treatment of the Debtors' existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Debtors. A proposed plan of reorganization filed with the Bankruptcy Court likely will incorporate provisions arising out of the Debtors' discussions with their creditors and other interested parties, and likely will be further revised thereafter. There can be no assurance that the Debtors will be able to secure approval for their proposed plan of reorganization from the Bankruptcy Court. Further, a Chapter 11 plan is likely to materially change the amounts and classifications of assets and liabilities reported in our condensed consolidated financial statements.
As a result of challenging market conditions, Peabody believes it will require a significant restructuring of its balance sheet in order to continue as a going concern in the long term. Our ability to continue as a going concern is dependent upon, among other things, its ability to become profitable and maintain profitability and its ability to successfully implement its Chapter 11 plan strategy. The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might be required if we were unable to continue as a going concern, other than the reclassification of certain long-term debt net of the related debt issuance costs to current liabilities.
On the Petition Date, the Debtors also filed a motion (the DIP Motion) seeking authorization to use cash collateral and to approve financing (the DIP Financing) under that certain Superpriority Secured Debtor-In-Possession Credit Agreement (the DIP Credit Agreement) by and among Peabody Energy Corporation, as borrower, Global Center for Energy and Human Development, LLC (Global Center) and certain Debtors party thereto as guarantors (the Guarantors and together with the Company, the Loan Parties), the lenders party thereto (the DIP Lenders) and Citibank, N.A. as Administrative Agent (in such capacity, the DIP Agent) and L/C Issuer. The DIP Credit Agreement provides for (i) a term loan not to exceed $500 million (the DIP Term Loan Facility), of which $200 million is available until the entry of the final order approving the DIP Credit Agreement (the Final Order), secured by substantially all of the assets of the Loan Parties, subject to certain excluded assets and carve outs and guaranteed by the Loan Parties (other than the Company), which would be used for working capital and general corporate purposes, to cash collateralize letters of credit and to pay fees and expenses, (ii) a cash collateralized letter of credit facility in an amount up to $100 million (the L/C Facility), and (iii) a bonding accommodation facility in an amount up to $200 million consisting of (x) a carve-out from the collateral with superpriority claim status, subject only to the fees carve-out, entitling the authority making any bonding request to receive proceeds of collateral first in priority before distribution to any DIP Lender or other prepetition secured creditor, except for letters of credit issued under the DIP Credit Agreement and/or (y) a letter of credit facility (the Bonding L/C Facility). The aggregate face amount of all letters of credit issued under the L/C Facility and the Bonding L/C Facility shall not at any time exceed $50 million without DIP Lender consent.
On April 15, 2016, the Bankruptcy Court issued an order approving the DIP Motion on an interim basis and authorizing the Loan Parties to, among other things, (i) enter into the DIP Credit Agreement and initially borrow up to $200 million, (ii) obtain a cash collateralized letter of credit facility in the aggregate amount of up to $100 million, and (iii) an accommodation facility for bonding requests in an aggregate stated amount of up to $200 million. On April 18, 2016, the Company entered into the DIP Credit Agreement with the DIP Lenders and borrowed $200 million under the DIP Term Loan Facility. The Bankruptcy Court will consider final approval of the DIP Financing at a hearing currently scheduled for May 17, 2016.
Subsequent to March 31, 2016, we executed two amendments to its accounts receivable securitization program (securitization program). These amendments permit the continuation of the securitization program through our restructuring. On April 12, 2016, we entered into an amendment to its securitization program to state that the filing of the Bankruptcy Petitions would not result in an automatic termination of the securitization program that would result in the acceleration of the obligations thereunder. On April 18, 2016, we entered into an additional amendment to its securitization program to (i) change the maturity date to the earlier of March 23, 2018 and the emergence of the Debtors from the Chapter 11 Cases, (ii) enact a revised schedule of fees and (iii) enter into an additional performance guarantee by our subsidiaries that are contributors under the securitization facility promising to fulfill obligations of the other contributors. If a final order approving the securitization program is not entered by the Bankruptcy Court on or prior to May 28, 2016, the administrative agent will have the option to terminate the securitization program. The Bankruptcy Court will consider final approval of the securitization program at a hearing currently scheduled for May 17, 2016.

For periods subsequent to filing the Bankruptcy Petitions, we will apply the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852, Reorganizations, in preparing our condensed consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the consolidated balance sheet as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, which may differ from the ultimate settlement amounts.
Results of Operations
Reverse Stock Split
Pursuant to the authorization provided at a special meeting of our stockholders held on September 16, 2015, we completed a 1-for-15 reverse stock split of the shares of our common stock on September 30, 2015 (the Reverse Stock Split). As a result of the Reverse Stock Split, every 15 shares of issued and outstanding common stock were combined into one issued and outstanding share of Common Stock, without any change in the par value per share. Our common stock began trading on a reverse stock split-adjusted basis on the NYSE on October 1, 2015. All share and per share data included in this report has been retroactively restated to reflect the Reverse Stock Split.
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
Adjusted EBITDA is used by management as the primary metric to measure our segments’ operating performance. We also believe non-GAAP performance measures are used by investors to measure our operating performance and lenders to measure our ability to incur and service debt. Beginning with this report, we have modified the definition of Adjusted EBITDA to also exclude certain discrete items because we believe that doing so is useful for management and investors who use Adjusted EBITDA to measure our operating performance and lenders who measure our ability to incur and service debt. Our Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS measures were not modified.
Adjusted EBITDA is defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense, and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for certain discrete items, which are reflected in the reconciliation below, that management excluded in analyzing the segment's operating performance. A reconciliation of income (loss) from continuing operations to Adjusted EBITDA is included in this report. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS are defined as (loss) income from continuing operations and diluted earnings per share from continuing operations, respectively, excluding the impacts of asset impairment and mine closure costs and charges for the settlement of claims and litigation related to previously divested operations, net of tax, and the remeasurement of foreign income tax accounts on our income tax provision. We calculate income tax benefits related to asset impairment and mine closure costs and charges for the settlement of claims and litigation related to previously divested operations based on the enacted tax rate in the jurisdiction in which they have been or will be realized, adjusted for the estimated recoverability of those benefits. Management also believes that excluding the impact of the remeasurement of foreign income tax accounts represents a meaningful indicator of the company's ongoing effective tax rate.
A reconciliation of Adjusted EBITDA to its most comparable measure under U.S. GAAP is included in Note 19. "Segment Information" of the accompanying unaudited condensed consolidated financial statements. Adjusted (Loss) Income from Continuing Operations and Adjusted Diluted EPS are reconciled to their most comparable measures under U.S. GAAP in the sections that follow.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Summary
Demand for seaborne metallurgical coal for the three months ended March 31, 2016 was adversely impacted by a 3.6% decrease in worldwide steel production compared to the same period in the prior year, according to data recently published by the World Steel Association (WSA). Policy measures in China aimed toward supporting the domestic coal industry also limited imports into China during the period. Such measures, along with a lack of growth in global electricity generation from coal have also hampered demand for seaborne thermal coal thus far in 2016.
These adverse demand factors and the impact of excess supply have continued to weigh on international coal prices. Benchmark pricing for seaborne premium high quality hard coking coal (HQHCC), premium low volatile pulverized coal injections products (LV PCI) and thermal coal originating from Newcastle, Australia (NEWC) for the first quarter of 2016 and 2015 was as follows (on a per tonne basis):

Contract Commencement Month:	HQHCC		Price Decrease	LV PCI		Price Decrease	NEWC		Price Decrease
	2016	2015	%	2016	2015	%	2016	2015	%
January	$81	$117	(31)%	$69	$99	(30)%	$56	$70	(20)%
In the U.S., electricity generation from coal decreased 23% during the three months ended March 31, 2016 compared to the same period in 2015, according to the U.S. Energy Information Administration (EIA). U.S. electricity generation from coal was unfavorably affected during that period by coal-to-gas switching due to 14-year low natural gas prices and lower heating-degree days due to mild winter weather.
Our revenues decreased $510.7 million during the three months ended March 31, 2016 compared to the prior year primarily due to lower realized pricing and lower sales volumes driven by the demand and production factors mentioned above.
To mitigate the impact of lower coal pricing, we have continued to drive operational efficiencies, optimize production across our mining platform and control expenses at all operational and administrative levels of the organization, which has led to decreases in our operating costs and expenses of $401.4 million and in our selling and administrative expenses of $15.4 million during the three months ended March 31, 2016 compared to the prior year period. Also included in operating results for the three months ended March 31, 2016 are aggregate restructuring charges of $12.1 million, recognized in connection with certain actions initiated to reduce headcount and costs in our Midwestern U.S. Mining and Powder River Basin Mining operating segments, which actions are expected to better align our workforce with our near-term market outlook and improve our cost position moving forward.
Overall, Adjusted EBITDA of $30.1 million for the three months ended March 31, 2016 reflected a year-over-year decrease of $135.5 million. Net loss attributable to common stockholders improved for the three months ended March 31, 2016 compared to the same period in the prior year by $11.5 million. Lower Adjusted EBITDA was partially offset by debt extinguishment expenses in the 2015 three-month period related to the early refinancing of our 7.375% Senior Notes due 2016 (the 2016 Senior Notes), lower depreciation, depletion and amortization, and unrealized gains on non-coal trading derivative contracts in the current quarter.
As of March 31, 2016, our available liquidity was approximately $0.7 billion, a decrease of $0.5 billion from December 31, 2015. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for a further discussion of factors affecting our available liquidity.

Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		(Decrease) Increase
	March 31,		to Volumes
	2016	2015	Tons	%
	(Tons in millions)
Australian Metallurgical Mining	3.3	3.7	(0.4)	(11)%
Australian Thermal Mining	5.2	5.1	0.1	2%
Powder River Basin Mining	24.6	37.2	(12.6)	(34)%
Western U.S. Mining	2.9	4.7	(1.8)	(38)%
Midwestern U.S. Mining	4.5	5.9	(1.4)	(24)%
Total tons sold from mining segments	40.5	56.6	(16.1)	(28)%
Trading and Brokerage	2.0	4.0	(2.0)	(50)%
Total tons sold	42.5	60.6	(18.1)	(30)%
Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Decrease
	March 31,		to Revenues
	2016	2015	$	%
	(Dollars in millions)
Australian Metallurgical Mining	$205.1	$333.3	$(128.2)	(38)%
Australian Thermal Mining	176.7	214.9	(38.2)	(18)%
Powder River Basin Mining	336.0	508.9	(172.9)	(34)%
Western U.S. Mining	112.5	180.4	(67.9)	(38)%
Midwestern U.S. Mining	199.6	275.7	(76.1)	(28)%
Trading and Brokerage	(8.8)	16.7	(25.5)	(153)%
Corporate and Other	6.1	8.0	(1.9)	(24)%
Total revenues	$1,027.2	$1,537.9	$(510.7)	(33)%
Australian Metallurgical Mining. Segment revenues decreased during the three months ended March 31, 2016 compared to the prior year due to lower realized coal prices ($85.7 million) and an unfavorable volume and mix variance ($42.5 million). The volume decrease reflected lower sales volumes from our North Goonyella Mine due to mine sequencing compared to the prior year and several of our mines were impacted by heavy rainfall.
Australian Thermal Mining. Segment revenues decreased during the three months ended March 31, 2016 compared to the prior year due to lower realized coal prices ($42.6 million), partially offset by a favorable volume and mix variance ($4.4 million) which was attributable to higher margin export sales from our Wilpinjong Mine.
Powder River Basin Mining. Segment revenues decreased during the three months ended March 31, 2016 compared to the prior year due to an unfavorable volume and mix variance ($172.2 million) which was driven by a market demand-based volume decrease of 10.2 million tons at our North Antelope Rochelle Mine.
Western U.S. Mining. Segment revenues decreased during the three months ended March 31, 2016 compared to the prior year due to an unfavorable volume and mix variance ($70.0 million) primarily due to lower market demand resulting from comparatively mild winter temperatures and customer plant curtailments.
Midwestern U.S. Mining. Segment revenues decreased during the three months ended March 31, 2016 compared to the prior year due to an unfavorable volume and mix variance ($65.0 million) and lower realized coal pricing ($11.1 million).

Trading and Brokerage. Segment revenues decreased during the three months ended March 31, 2016 compared to the prior year due to lower physical volumes shipped due to the opportunity-limiting impact of depressed coal market pricing and unfavorable mark-to-market earnings from financial contract trading.
Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			Decrease
	Three Months Ended		to Segment Adjusted
	March 31,		EBITDA
	2016	2015	$	%
	(Dollars in millions)
Australian Metallurgical Mining	$(37.3)	$13.6	$(50.9)	(374)%
Australian Thermal Mining	42.9	48.3	(5.4)	(11)%
Powder River Basin Mining	73.8	140.0	(66.2)	(47)%
Western U.S. Mining	20.1	52.5	(32.4)	(62)%
Midwestern U.S. Mining	60.6	79.0	(18.4)	(23)%
Trading and Brokerage	(18.8)	3.8	(22.6)	(595)%
Segment Adjusted EBITDA	$141.3	$337.2	$(195.9)	(58)%
Australian Metallurgical Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2016 compared to the prior year due to lower coal pricing, net of sales-related costs ($78.8 million), partially offset by the net impact of favorable exchange rate movements ($25.5 million) and lower diesel fuel pricing ($5.5 million).
Australian Thermal Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2016 compared to the prior year due to lower coal pricing, net of sales related costs ($39.2 million), partially offset by increased volume, primarily at our Wilpinjong Mine on increased export sales ($21.1 million), the net impact of favorable exchange rate movements ($9.8 million) and lower diesel fuel pricing ($2.9 million).
Powder River Basin Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2016 compared to the prior year due to lower volume driven by lower heating-degree days and the resulting market demand reduction that similarly impacted all of our U.S. operating segments ($64.9 million) and the impacts of mine sequencing, primarily at our North Antelope Rochelle Mine ($28.8 million). These factors were partially offset by reductions in materials, services and repairs costs resulting from our ongoing cost containment initiatives ($19.7 million) and lower diesel fuel and explosives pricing ($6.9 million).
Western U.S. Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2016 compared to the prior year due to due to lower volume ($27.8 million) and unfavorable variances in materials, supplies and services primarily attributable to a longwall move at our Twentymile Mine in the current quarter ($6.3 million), partially offset by favorable diesel fuel and explosives pricing ($2.0 million).
Midwestern U.S. Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2016 compared to the prior year due to lower volume ($27.9 million) and lower coal pricing, net of sales-related costs ($10.8 million). These factors were partially offset by reductions in materials, supplies, labor and other operations support costs resulting from our ongoing cost containment initiatives ($12.4 million) and reduced diesel fuel and explosives pricing ($5.6 million).
Trading and Brokerage. Segment Adjusted EBITDA decreased during the three months ended March 31, 2016 compared to the prior year primarily due to the impact of decreased revenues described above ($25.5 million), partially offset by lower selling and administrative expenses resulting from our ongoing cost containment initiatives ($4.0 million).

Loss From Continuing Operations Before Income Taxes
The following table presents loss from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2016	2015	$	%
	(Dollars in millions)
Segment Adjusted EBITDA	$141.3	$337.2	$(195.9)	(58)%
Corporate and Other Adjusted EBITDA	(111.2)	(171.6)	60.4	35%
Subtotal - Adjusted EBITDA	30.1	165.6	(135.5)	(82)%
Depreciation, depletion and amortization	(111.8)	(147.5)	35.7	24%
Asset retirement obligation expenses	(13.1)	(14.2)	1.1	8%
Selling and administrative expenses related to debt restructuring	(14.3)	—	(14.3)	n.m.
Asset impairment	(17.2)	—	(17.2)	n.m.
Amortization of basis difference related to equity affiliates	—	(1.4)	1.4	100%
Change in deferred tax asset valuation allowance related to equity affiliates	(1.4)	(0.3)	(1.1)	(367)%
Interest expense	(126.2)	(106.6)	(19.6)	(18)%
Loss on early debt extinguishment	—	(59.5)	59.5	100%
Unrealized gains on non-coal trading derivative contracts	25.0	—	25.0	n.m.
Interest income	1.4	2.5	(1.1)	(44)%
Loss from continuing operations before income taxes	$(227.5)	$(161.4)	$(66.1)	(41)%
Results from continuing operations before income taxes declined for the three months ended March 31, 2016 compared to the prior year primarily due to an unfavorable change in Segment Adjusted EBITDA (see above for details), increased interest expense, and general and administrative expenses related to debt restructuring. Those factors were partially offset by higher Corporate and Other Adjusted EBITDA, a loss on early debt extinguishment recorded in the first quarter of 2015, and unrealized hedging gains on certain derivative contracts.
Corporate and Other Adjusted EBITDA. The following table presents a summary of Corporate and Other Adjusted EBITDA results during the three months ended March 31, 2016 and 2015:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2016	2015	$	%
	(Dollars in millions)
Resource management activities (1)	$1.7	$1.2	$0.5	42%
Selling and administrative expenses (excluding debt restructuring)	(34.0)	(49.4)	15.4	31%
Restructuring charges	(12.1)	—	(12.1)	n.m.
Corporate hedging	(111.0)	(103.8)	(7.2)	(7)%
UMWA VEBA Settlement	68.1	—	68.1	n.m.
Other items, net (2)	(23.9)	(19.6)	(4.3)	(22)%
Corporate and Other Adjusted EBITDA	$(111.2)	$(171.6)	$60.4	35%

(1)	Includes gains on certain surplus coal reserve and surface land sales and property management costs and revenues.

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

The improvement in selling and administrative expenses during the three months ended March 31, 2016 compared to the prior year largely reflected the impact of our ongoing cost containment programs, including past restructuring activities. The restructuring charges recognized in the first quarter of 2016 were driven by workforce reductions at multiple mines in our Powder River Basin Mining and Midwestern U.S. Mining operating segments during the period. The unfavorable variance associated with corporate hedging results, which includes foreign currency and commodity hedging, resulted from the year-over-year weakening of the Australian dollar and decrease in fuel prices. The UMWA VEBA Settlement is a $68.1 million gain recognized in connection with the settlement of all Patriot and UMWA claims associated with the Patriot bankruptcy as further described in Note 18. "Matters Related to the Bankruptcy of Patriot Coal Corporation" of the accompanying unaudited condensed consolidated financial statements.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase
	March 31,		to Income
	2016	2015	$	%
	(Dollars in millions)
Australian Metallurgical Mining	$(27.5)	$(46.1)	$18.6	40%
Australian Thermal Mining	(24.3)	(24.6)	0.3	1%
Powder River Basin Mining	(29.2)	(37.2)	8.0	22%
Western U.S. Mining	(12.4)	(13.8)	1.4	10%
Midwestern U.S. Mining	(13.2)	(19.1)	5.9	31%
Trading and Brokerage	(0.1)	(0.1)	—	—%
Corporate and Other	(5.1)	(6.6)	1.5	23%
Total	$(111.8)	$(147.5)	$35.7	24%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended
	March 31,
	2016	2015
Australian Metallurgical Mining	$3.98	$5.34
Australian Thermal Mining	2.40	2.33
Powder River Basin Mining	0.75	0.70
Western U.S. Mining	1.00	0.89
Midwestern U.S. Mining	0.41	0.44
The decrease in depreciation, depletion and amortization expense during the three months ended March 31, 2016 compared to the prior year reflected lower sales volumes from our mining platform. Depreciation, depletion and amortization was also impacted compared to the prior year by a reduction in the asset bases at several of our mines due to impairment charges recognized during 2015.
Selling and Administrative Expenses related to Debt Restructuring. The general and administrative expenses related to debt restructuring recorded during the three months ended March 31, 2016 related to legal and other expenditures made in connection with debt restructuring initiatives.
Asset Impairment. We recorded an asset impairment charge of $17.2 million during the three months ended March 31, 2016 to write down certain targeted divestiture assets from their carrying value to their estimated fair value.
Interest Expense. The increase in interest expense for the three months ended March 31, 2016 compared to the prior year reflected higher interest rates, as compared with previously outstanding debt, related to the $1.0 billion aggregate principal amount of 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes) issued in March 2015, interest recorded in connection with borrowings of approximately $947 million under our $1.65 billion revolving credit facility (the 2013 Revolver), and increased expense related to additional letters of credit issued in support of various obligations.

Loss on Early Debt Extinguishment. The loss on early debt extinguishment charges recorded during the three months ended March 31, 2015 related to the repurchase of $566.9 million aggregate principal amount of our 2016 Notes.
Unrealized Gains on Non-Coal Trading Derivative Contracts. Unrealized gains recorded during the three months ended March 31, 2016 related to fair value adjustments recorded directly to income as a result of the de-designation of certain of our derivative instruments previously designated as cash flow hedges related to our exposure to foreign currency exchange rate risk and commodity price risk. Refer to Note 6. "Derivatives and Fair Value Measurements" to the accompanying unaudited condensed consolidated financial statements for further information regarding our derivative instruments.
Loss from Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2016	2015	$	%
	(Dollars in millions)
Loss from continuing operations before income taxes	$(227.5)	$(161.4)	$(66.1)	(41)%
Income tax (benefit) provision	(65.8)	3.0	68.8	n.m.
Loss from continuing operations, net of income taxes	$(161.7)	$(164.4)	$2.7	2%
Results from continuing operations, net of income taxes, improved slightly for the three months ended March 31, 2016 compared to the prior year primarily due to lower pretax earnings, which were offset by the favorable effect of income taxes.
Income Tax (Benefit) Provision. The favorable variance related to income taxes was driven by current year allocation of tax benefit to continuing operations due to lower pretax income, the tax allocation to continuing operations related to the tax effects of items credited to "Other comprehensive income" and the benefit of loss carry back refund recorded in the current year. Refer to Note 10. "Income Taxes" in the accompanying unaudited condensed consolidated financial statements for additional information.
Adjusted Loss From Continuing Operations
The following table presents Adjusted Loss from Continuing Operations:

	Three Months Ended		Increase
	March 31,		to Adjusted Income
	2016	2015	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(161.7)	$(164.4)	$2.7	2%
Asset impairment	17.2	—	$17.2	n.m.
Remeasurement benefit related to foreign income tax accounts	(0.1)	(0.2)	0.1	50%
Adjusted Loss from Continuing Operations	$(144.6)	$(164.6)	$20.0	12%
Adjusted Loss from Continuing Operations changed favorably for the three months ended March 31, 2016 compared to the prior year due to the factors discussed above.

Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2016	2015	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(161.7)	$(164.4)	$2.7	2%
Loss from discontinued operations, net of income taxes	(3.4)	(8.9)	5.5	62%
Net loss	(165.1)	(173.3)	8.2	5%
Less: Net income attributable to noncontrolling interests	—	3.3	(3.3)	(100)%
Net loss attributable to common stockholders	$(165.1)	$(176.6)	$11.5	7%
Net loss attributable to common stockholders decreased slightly for the three months ended March 31, 2016 compared to the prior year, which reflected the trend in results from continuing operations for each period, in addition to the favorable impact of results from discontinued operations and net income attributable to noncontrolling interests.
Loss from Discontinued Operations, Net of Income Taxes. The favorable change in results from discontinued operations for the three months ended March 31, 2016 compared to the prior year was driven primarily by a contingent loss accrual of $7.6 million recognized in the first quarter of 2015 associated with the Queensland Bulk Handling Pty Ltd. litigation, partially offset by higher Patriot bankruptcy-related charges in the current quarter ($2.2 million). Those matters are discussed further Note 17. "Commitments and Contingencies" and Note 18. "Matters Related to the Bankruptcy of Patriot Coal Corporation" to the accompanying unaudited condensed consolidated financial statements.
Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase
	March 31,		to EPS
	2016	2015	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(8.85)	$(9.31)	$0.46	5%
Loss from discontinued operations	(0.18)	(0.50)	0.32	64%
Net Loss	$(9.03)	$(9.81)	$0.78	8%
Diluted EPS results changed favorably for the three months ended March 31, 2016 compared to the same period in the prior year, commensurate with the changes in results from continuing operations and discontinued operations during that period.
Adjusted Diluted EPS
The following table presents Adjusted Diluted EPS:

	Three Months Ended		Increase
	March 31,		to Adjusted EPS
	2016	2015	$	%
Adjusted Diluted EPS Reconciliation:
Loss from continuing operations	$(8.85)	$(9.31)	$0.46	5%
Asset impairment, net of income taxes	0.94	—	0.94	n.m.
Remeasurement benefit related to foreign income tax accounts	—	(0.01)	0.01	100%
Adjusted Diluted EPS	$(7.91)	$(9.32)	$1.41	15%
Adjusted Diluted EPS increased for the three months ended March 31, 2016 compared to the same period in the prior year commensurate with the change in Adjusted Loss from Continuing Operations during the same period.

Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
Coal markets remain pressured by a 33 percent decline year-to-date through mid-April in U.S. coal production, reduced coal demand, continued weakness in China and U.S. natural gas prices at a 14-year low. We expect modest seaborne metallurgical coal supply reductions in 2016 as further declines in the U.S. overcome small production increases from other exporting nations. Given persistently low natural gas prices driven by an overabundance of natural gas supply, Peabody now projects total U.S. utility coal consumption to decline approximately 75 to 100 million tons. As a result of lower consumption, stockpile drawdowns and weaker exports, we now estimate a 175 to 210 million ton decline in 2016 total U.S. coal shipments.
Global Macroeconomic Indicators. The International Monetary Fund (IMF) provided updated global economic growth estimates in its April 2016 World Economic Outlook Update, with baseline projections for 2016 global growth in line with last year at 3.2 percent. The global market recovery is projected to strengthen in 2017 and beyond, primarily driven by emerging markets as conditions in stressed economies gradually begin to normalize. However, uncertainty has increased potentially resulting in weaker growth.
Selected regional and worldwide projections of 2016 and 2017 macroeconomic growth, as measured by recent IMF forecasts of gross domestic product (GDP), are presented below.

	GDP Growth (%)
Region:	2016	2017
U.S.	2.4%	2.5%
China	6.5%	6.2%
India	7.5%	7.5%
Worldwide	3.2%	3.5%
Seaborne Thermal Coal Market Segments. Seaborne thermal coal demand continues to be impacted by sluggish coal generation growth, declining imports in China and flattening India import growth. The seaborne thermal coal market segment remains well-supplied, which has led to weaker prices for seaborne thermal coal.
Seaborne Metallurgical Coal Market Segments. Seaborne metallurgical coal markets remain weak driven by strong Chinese steel exports, which has limited seaborne metallurgical coal demand. In its April 2016 Short Range Outlook, the World Steel Association (WSA) projects that global steel demand will decrease slightly by 0.8 percent in 2016, compared to a decline of 3.0 percent in 2015, and return to growth of 0.4 percent in 2017. Steel demand in developed economies is expected to increase 1.7 percent in 2016 and 1.1 percent in 2017. In addition, with the exception of China, steel demand in emerging and developing economies is also projected to increase in 2016 and 2017 by 1.8 percent and 4.8 percent, respectively.
Seaborne metallurgical coal prices for HQHCC and LV PCI settled at approximately $84 and $73 per tonne, respectively, for quarterly contracts commencing in April 2016, increasing 4 and 6 percent, respectively, versus prior-quarter price levels. Spot prices as of April 18, 2016 for these products were $94 per ton and $75 per ton, respectively.
U.S. Thermal Coal Market Segments. In its April 2016 Short Term Energy Outlook, the EIA estimates that U.S. thermal coal consumption in the electric power sector is forecast to decline by 7 percent in 2016 as a result of mild weather and competition with natural gas. In 2017, electric power sector coal consumption is forecasted to increase by 2 percent as a result of rising natural gas prices.
Regulatory Update
Other than as described in the following section, there were no significant changes to the Company's regulatory matters subsequent to December 31, 2015. Information regarding the Company's regulatory matters is outlined in Part I, Item 1. "Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Regulatory Matters - U.S.
Mercury and Air Toxic Standards (MATS). On December 16, 2011, the U.S. EPA announced the MATS rule and published it in the Federal Register on February 16, 2012. The MATS rulemaking collectively revised the New Source Performance Standards (NSPS) for nitrogen oxides, sulfur dioxides and particulate matter for new and modified coal-fueled electricity generating plants, and imposed Maximum Achievable Control Technology (MACT) emission limits on hazardous air emissions from new and existing coal-fueled and oil-fueled electric generating plants. The rule provided three years for compliance and a possible fourth year as a state permitting agency may deem necessary. Some utilities have been moving forward with installation of equipment necessary to comply with MATS, and the U.S. EPA and states have been granting additional time beyond the 2015 deadline (but no more than one extra year) for facilities that needed more time to upgrade and complete those installations. The D.C. Circuit upheld the NSPS portion of the rulemaking in a unanimous decision on March 11, 2014, and upheld the limits on hazardous air emissions against all challenges on April 15, 2014, in a two-to-one decision. Industry groups and a number of states filed and were granted review of the D.C. Circuit decision in the U.S. Supreme Court. On June 29, 2015 the U.S. Supreme Court held that the U.S. EPA interpreted the Clean Air Act unreasonably when it deemed cost irrelevant to the decision to regulate power plants. The court reversed the D.C. Circuit Court and remanded the case for further proceedings. On December 1, 2015, in response to the court’s decision the U.S. EPA published in the Federal Register a proposed supplemental finding that consideration of costs does not alter the U.S. EPA’s previous determination to implement the MATS rule. On December 15, 2015, the D.C. Circuit Court issued an order providing that the rule will remain in effect while the U.S. EPA responds to the U.S. Supreme Court decision. On April 14, 2016, the U.S. EPA issued a final supplemental finding in response to the Supreme Court’s decision, concluding that it is appropriate and necessary to set standards for emissions of air toxics (including mercury) from coal- and oil-fired power plants
Regulatory Matters - Australia
Mining Tenements and Environmental.  In Queensland and New South Wales, the development of a mine requires both the grant of a right to extract the resource and an approval which authorizes the environmental impact. These approvals are obtained under separate legislation from separate government authorities. However, the application processes run concurrently and are also concurrent with any native title or cultural heritage approval process that is required. The environmental impacts of mining projects are regulated by state and federal governments. Federal regulation will only apply if the particular project will significantly impact a matter of national environmental significance (for example, a water resource, an endangered species or particular protected places). Environmental approval processes involve complex issues that, on occasion, require lengthy studies and documentation. Typically, mining proponents must also reach agreement with the owners of land underlying proposed mining tenements prior to the grant and/or conduct of mining activities or otherwise acquire the land. These arrangements generally involve the payment of compensation in lieu of the impacts of mining on the land.
Our Australian mining operations are generally subject to local, state and federal laws and regulations. At the federal level, these legislative acts include, but are not limited to, the Environment Protection and Biodiversity Conservation Act 1999, Native Title Act 1993, Fair Work Act 2009 and the Aboriginal and Torres Strait Islander Heritage Protection Act 1984.

In Queensland, laws and regulations related to mining include, but are not limited to, the Mineral Resources Act 1989, Environmental Protection Act 1994 (EP Act), Environmental Protection Regulation 1998, Sustainable Planning Act 2009, Building Act 1975, Explosives Act 1999, Aboriginal Cultural Heritage Act 2003, Water Act 2000, State Development and Public Works Organisation Act 1971, Queensland Heritage Act 1992, Transport Infrastructure Act 1994, Nature Conservation Act 1992, Vegetation Management Act 1999, Land Protection (Pest and Stock Route Management) Act 2002, Land Act 1994, Regional Planning Interests Act 2014, Fisheries Act 1994 and Forestry Act 1959. Under the EP Act, policies have been developed to achieve the objectives of the law and provide guidance on specific areas of the environment, including air, noise, water and waste management. State planning policies address matters of Queensland State interest, and must be adhered to during mining project approvals. Increased emphasis has recently been placed on topics including, but not limited to, hazardous dams assessment and the protection of strategic cropping land. The Mineral Resources Act 1989 is currently undergoing a thorough review and revision including significant changes to the management of overlapping coal and coal seam gas tenements and the coordination of activities. It is expected these new laws will come into effect in late 2016. The Queensland State government has recently passed amendments to the EP Act which include new powers to compel holding companies, executive officers, financiers and shareholders, and a select category of 'related persons', to satisfy the environmental obligations of companies experiencing financial difficulty who are operating in Queensland.
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
Long-Term Outlook
There were no significant changes to our Long-term Outlook subsequent to December 31, 2015. Information regarding our Long-term Outlook is outlined in Part II. Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
From time to time, we attempt to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require that we make significant assumptions as to the specific provisions of such potential laws, regulations and policies. Such analyses sometimes show that certain potential laws, regulations and policies, if implemented in the manner assumed by the analyses, could result in material adverse impacts on our operations, financial condition or cash flow. In view of the significant uncertainty surrounding each of these potential laws, regulations and policies, we do not believe that such analyses reasonably predict the quantitative impact that future laws, regulations or other policies may have on our results of operations, financial condition or cash flows.

Liquidity and Capital Resources
Overview
Our primary sources of cash are proceeds from the sale of our coal production to customers. Historically, we have also generated cash from the sale of non-strategic assets, including coal reserves and surface lands, borrowings under our committed credit facilities and, from time to time, the issuance of securities. Our primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs (including interest and principal), capital and operating lease payments, postretirement plans, take-or-pay obligations and post-mining retirement obligations.
As of March 31, 2016, our available liquidity was $745.6 million which was substantially comprised of cash and cash equivalents. During the first quarter of 2016, we borrowed $947.0 million under the $1.65 billion revolving credit facility (as amended, the 2013 Revolver) for general corporate purposes. As a result of filing the Bankruptcy Petitions on April 13, 2016, we are in default under the 2013 Credit Facility and as such the 2013 Revolver can no longer be utilized.
Total Indebtedness. Our total indebtedness as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	(Dollars in millions)
2013 Revolver	$947.0	$—
2013 Term Loan Facility due September 2020	1,154.5	1,156.3
6.00% Senior Notes due November 2018	1,509.8	1,508.9
6.50% Senior Notes due September 2020	645.7	645.5
6.25% Senior Notes due November 2021	1,327.6	1,327.0
10.00% Senior Secured Second Lien Notes due March 2022	962.1	960.4
7.875% Senior Notes due November 2026	245.9	245.8
Convertible Junior Subordinated Debentures due December 2066	367.0	366.2
Capital lease obligations	27.2	30.3
Other	0.4	0.8
Total Debt	$7,187.2	$6,241.2
The carrying amounts of the 2013 Term Loan Facility due September 2020, the 6.00% Senior Notes due November 2018, the 6.50% Senior Notes due September 2020, the 6/25% Senior Notes due November 2021, the 10.00% Senior Secured Second Lien Notes due March 2022, the 7.875% Senior Notes due November 2026 and the Convertible Junior Subordinated Debentures due December 2066 (the Debentures) have been presented above net of the respective unamortized original issue discounts.
Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code
Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors' property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The Bankruptcy Court has approved payment of certain pre-petition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities, and, on an interim basis, certain payments of insurance, essential suppliers, possessory lien vendors and surety bond issuers. As of April 13, 2016, the date of filing the petitions, our liquidity totaled approximately $636 million, consisting primarily of cash. As of May 4, 2016, our liquidity totaled approximately $865 million, consisting primarily of cash. The Debtors do have approximately $845 million in letters of credit from the 2013 Revolver and the accounts receivable securitization program that support bank guarantees, surety bonds, hedges and other obligations. Despite the liquidity provided by our existing cash on hand, cash from operations and the DIP Credit Agreement, our ability to maintain normal credit terms with our suppliers may become impaired. We have been and may continue to be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. Our suppliers could refuse to provide key products and services if we are unable to reach an agreement on credit terms. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some customers could be reluctant to enter into long-term agreements with us or may seek to terminate or modify their contracts with us.
We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization, but we cannot accurately predict the effect the Chapter 11 Cases will have on our operations, liquidity, financial position and results of operations. We believe that our cash on hand, cash generated from the results of our operations, and borrowings under the DIP Credit Agreement will be sufficient to fund anticipated cash requirements through the Chapter 11 Cases for minimum operating and capital expenditures and for working capital purposes. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our mining operations, our liquidity needs could be significantly higher than we currently anticipate.
Our ability to maintain adequate liquidity through the reorganization process and beyond depends on our ability to successfully implement our plan of reorganization, successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. Refer to Part II, Item 1A. "Risk Factors" of this Quarterly Report of 10-Q for a discussion of the risks associated with our liquidity after the filing of our Chapter 11 Cases.
On the Petition Date, the Debtors also filed the DIP Motion seeking authorization to use cash collateral and to approve the DIP Financing under the DIP Credit Agreement by and among Peabody Energy Corporation as borrower, Global Center and certain Debtors party thereto as the Guarantors, the DIP Lenders and Citibank, N.A. as the DIP Agent and L/C Issuer. The DIP Credit Agreement provides for (i) a term loan not to exceed the $500 million DIP Term Loan Facility, of which $200 million is available until the entry of the the Final Order, secured by substantially all of the assets of the Loan Parties, subject to certain excluded assets and carve outs and guaranteed by the Loan Parties (other than the Company), which would be used for working capital and general corporate purposes, to cash collateralize letters of credit and to pay fees and expenses, (ii) a cash collateralized letter of credit facility in an amount up to the $100 million L/C Facility, and (iii) a bonding accommodation facility in an amount up to $200 million consisting of (x) a carve-out from the collateral with superpriority claim status, subject only to the fees carve-out, entitling the authority making any bonding request to receive proceeds of collateral first in priority before distribution to any DIP Lender or other prepetition secured creditor, except letters of credit issued under the DIP Credit Agreement and/or (y) the Bonding L/C Facility. The aggregate face amount of all letters of credit issued under the L/C Facility and the Bonding L/C Facility shall not at any time exceed $50 million without DIP Lender consent.
The DIP Credit Agreement includes covenants that, subject to certain exceptions, require us to maintain certain minimum thresholds of liquidity and consolidated EBITDA and to not exceed a certain maximum capital spend, and limit the ability of Peabody Energy Corporation and the Guarantors to, among other things: (i) make dispositions of material leases and contracts, (ii) make acquisitions, loans or investments, (iii) create liens on their property, (iv) dispose of assets, (v) incur indebtedness, (vi) merge or consolidate with third parties, (vii) enter into transactions with affiliated entities, and (viii) make material changes to their business activities.

In addition to customary events of default, the DIP Credit Agreement contains the following milestones relating to the Chapter 11 Cases, the failure of which would result in an event of default:

•	not later than 120 days following the Petition Date, delivery of the U.S. Business Plan and the Australian Business Plan;

•
not later than 30 days following the Petition Date, a declaratory judgment action shall be commenced by Peabody Energy Corporation (without prejudice to the rights of any party-in-interest to commence such a declaratory judgment action or any other proceeding) seeking a determination of the Principal Property Cap (including the amount thereof) and which of the U.S. Mine complexes are Principal Properties (the CNTA Issues), and not later than 180 days following the petition date of the Chapter 11 Cases, the Bankruptcy Court shall have entered an order determining the CNTA Issues;

•	not later than 210 days following the Petition Date, the filing of an Acceptable Reorganization Plan (as defined below) and related disclosure statement;

•	not later than 270 days following the Petition Date, entry of an order approving a disclosure statement for an Acceptable Reorganization Plan; and

•
not later than 330 days following the Petition Date, the entry of an order confirming an Acceptable Reorganization Plan; not later than 360 days following the Petition Date, effectiveness of an Acceptable Reorganization Plan.

“Acceptable Reorganization Plan” means a reorganization plan that (i) provides for the termination of the commitments and the payment in full in cash of the obligations under the DIP Credit Agreement (other than contingent indemnification obligations for which no claims have been asserted) on the consummation date of such reorganization plan and (ii) provides for customary releases of the DIP Agent, the DIP Lenders and the L/C Issuer and each of their respective representatives, from any and all claims against the DIP Agent, the DIP Lenders and the DIP L/C Issuer in connection with the DIP Credit Agreement or the cases to the fullest extent permitted by the Bankruptcy Code and applicable law.
On April 15, 2016, the Bankruptcy Court issued an order approving the DIP Motion on an interim basis and authorizing the Loan Parties to, among other things, (i) enter into the DIP Credit Agreement and initially borrow up to $200 million, (ii) obtain a cash collateralized letter of credit facility in the aggregate amount of up to $100 million, and (iii) an accommodation facility for bonding requests in an aggregate stated amount of up to $200 million. On April 18, 2016, the Company entered into the DIP Credit Agreement with the DIP Lenders and borrowed $200 million under the DIP Term Loan Facility. The Bankruptcy Court will consider final approval of the DIP Financing at a hearing currently scheduled for May 17, 2016.
On March 25, 2016, we amended and restated our accounts receivable securitization program (securitization program) to, among other things, extend the term of the program by two years to March 23, 2018 and reduce the maximum availability under the facility from $275.0 million to $180.0 million. The accessible capacity of the program varies monthly, dependent upon the actual amount of receivables available for contribution and various reserves and limits. As of March 31, 2016, $84.9 million was deposited in a collateral account to secure letters of credit.
On April 12, 2016, we entered into an amendment to its securitization program to state that the filing of the Bankruptcy Petitions would not result in an automatic termination of the securitization program that would result in the acceleration of the obligations thereunder. On April 18, 2016, we entered into an additional amendment to its securitization program to (i) change the maturity date to the earlier of March 23, 2018 and the emergence of the Debtors from the Chapter 11 Cases, (ii) enact a revised schedule of fees and (iii) enter into an additional performance guarantee by our subsidiaries that are contributors under the securitization facility promising to fulfill obligations of the other contributors. If a final order approving the securitization program is not entered by the Bankruptcy Court on or prior to May 28, 2016, the administrative agent will have the option to terminate the securitization program.
There were no other material changes to our capital resources or capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Contractual Obligations
The Company's Bankruptcy Petitions constituted an event of default under the Company's derivative financial instrument contracts and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. The terminated positions are first-lien obligations secured by the collateral and all of the property that is subject to liens under the Company's 2013 Credit Facility. An estimate of the net settlement liability resulting from the terminations has not yet been finalized. The net settlement liability will be accounted for as a pre-petition liability subject to compromise without credit valuation adjustments.

Other than the matters outlined above, there were no other material changes to our contractual obligations from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Historical Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015, as reported in the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended		Increase (Decrease)
	March 31,		to Cash and Cash Equivalents
	2016	2015	$	%
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(439.0)	$3.4	$(442.4)	n.m.
Net cash used in investing activities	(12.9)	(35.7)	22.8	64%
Net cash provided by in financing activities	936.2	371.4	564.8	152%
Net change in cash and cash equivalents	484.3	339.1	145.2	43%
Cash and cash equivalents at beginning of period	261.3	298.0	(36.7)	(12)%
Cash and cash equivalents at end of period	$745.6	$637.1	$108.5	17%
Operating Activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2016 compared to the same period in the prior year was driven by the following:

•	A year-over-year decrease in cash from our operations;

•
An unfavorable change in net cash flows associated with our working capital ($190.3 million, excluding the impact of payments to the VEBA discussed separately below) despite the utilization of the 30-day grace period with respect to a $21.1 million semi-annual interest payment due March 15, 2016 on the 6.50% Senior Notes due September 2020 and a $50.0 million semi-annual interest payment due March 15, 2016 on the 10.00% Senior Secured Second Lien Notes due March 2022; and

•	Funds that became restricted during the quarter as collateral for financial assurances associated with reclamation obligations ($100.2 million); partially offset by

•	Lower aggregate payments to Patriot and the related VEBA made in connection with our 2015 and 2016 settlement agreements with Patriot and the UMWA ($52.5 million).

Investing Activities. The favorable change in cash results from investing activities for the three months ended March 31, 2016 compared to the same period in the prior year was mainly due to:

•	Lower current year additions to property, plant, equipment and mine development ($19.7 million, net of changes in accrued expenses related to capital expenditures).

Financing Activities. The increase in net cash provided by financing activities for the three months ended March 31, 2016 compared to the same period in the prior year was reflective of:

•	Lower repayments of long-term debt ($566.0 million), mainly due to the repurchase of $566.9 million aggregate principal of our 2016 Notes in the first quarter of 2015; and

•	Lower payments of deferred financing costs ($25.6 million), mainly due to payments in the prior year related to the Senior Secured Second Lien Notes; partially offset by

•
Lower proceeds from long-term debt ($28.7 million), as the draw on our 2013 Revolver during the first quarter of 2016 ($947.0 million) was offset by the issuance of our Senior Secured Second Lien Notes ($975.7 million, net of original issue discount) during the first quarter of 2015.

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

Guarantees and Other Financial Instruments with Off-Balance Sheet Risk. See Note 16. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees" to our unaudited condensed consolidated financial statements for a discussion of our securitization program and guarantees and other financial instruments with off-balance sheet risk.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our critical accounting policies remain unchanged at March 31, 2016.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 2. "Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented" to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 6. "Derivatives and Fair Value Measurements" to the accompanying unaudited condensed consolidated financial statements. The Bankruptcy Petitions constituted an event of default under our derivative financial instrument contracts and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. As a result, we no longer have any foreign currency hedging instruments in place. Therefore, our exposure in operating costs and expenses due to a $0.05 change in the Australian dollar/U.S. dollar exchange rate is approximately $104 million for 2016.
Other Non-Coal Trading Activities — Diesel Fuel Price Risk
Diesel Fuel and Explosives Hedges. We have historically managed price risk of the diesel fuel and explosives used in our mining activities through the use of cost pass-through contracts and from time to time, derivatives, primarily swaps. The Bankruptcy Petitions constituted an event of default under our derivative financial instrument contracts and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. As a result, we no longer have any diesel fuel derivative instruments in place.
We expect to consume 130 to 140 million gallons of diesel fuel in 2016. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $32 million based on our expected usage.
Other than the foregoing, there have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 1. "Basis of Presentation," Note 17. "Commitments and Contingencies" and Note 18. "Matters Related to the Bankruptcy of Patriot Coal Corporation" to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 1A. Risk Factors.
The risk factors set forth below are updates to certain risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 16, 2016.
We are subject to risks and uncertainties associated with our Chapter 11 Cases.
On April 13, 2016, we and a majority of our wholly owned domestic subsidiaries as well as one international subsidiary in Gibraltar (the Debtors) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of Missouri. Our Australian Operations are not included in the filings. Our Chapter 11 Cases are being jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
We are subject to a number of risks and uncertainties associated with the Chapter 11 Cases, which may lead to potential adverse effects on our liquidity, results of operations, condition (financial or otherwise), brand or business prospects. Our operations, our ability to develop and execute our business plan, our financial condition, our liquidity, and our continuation as a going concern, are all subject to the risks and uncertainties associated with our bankruptcy. These risks and uncertainties include, but are not limited to, the following:

•	our ability to develop, confirm, and consummate a plan of reorganization;

•	our ability to comply with and operate under any cash management orders by the Bankruptcy Court from time to time;

•
our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with the terms and conditions of that financing;

•	the high costs of bankruptcy proceedings and related professional costs and fees;

•	our ability to attract, motivate, and retain key personnel, especially in our current constrained compensation environment;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	our ability to maintain critical contracts on reasonably acceptable terms and conditions;

•	the ability of third parties to seek and obtain relief from the automatic stay to terminate contracts and other agreements with us;

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;

•	our ability to self-bond or obtain adequate surety bonds with respect to our reclamation obligations, both during the Chapter 11 proceeding and upon emergence from bankruptcy; and

•	the possibility that the Chapter 11 Cases will disrupt or impede on our international operations, including our Australian Operations.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with our suppliers, vendors, customers, and employees.   In particular, critical suppliers, vendors and customers may determine not to do business with us due to our Chapter 11 Cases, and we may not be successful in securing alternative sources or markets.  Under Chapter 11 of the Bankruptcy Code, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. In addition, such transactions may also require the consent of our lenders under our DIP Credit Agreement. Additionally, further losses of key personnel or erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract and maintain members of our management team, and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. As a result of these risks and uncertainties, we cannot predict the ultimate impact that events occurring during the Chapter 11 reorganization process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.
Trading in our securities during the pendency of our Chapter 11 Cases poses substantial risks and is highly speculative. It is impossible to predict at this time whether our equity or other securities will be cancelled, or if holders of such equity, or other securities, will receive any distribution with respect to, or be able to recover any portion of, their investments. Risk of trading in stock also covered in first risk factor.
It is unclear at this stage of our Chapter 11 Cases if any proposed plan of reorganization would allow for distributions with respect to our equity or other securities. It is likely that our equity securities will be cancelled and extinguished upon confirmation of a proposed plan of reorganization by the Bankruptcy Court, and that the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of our equity or other securities, amounts invested by the holders of such securities would not be recoverable and such securities would have no value. Trading prices for our equity or other securities may bear little or no relationship during the pendency of the Chapter 11 Cases to the actual recovery, if any, by the holders thereof at the conclusion of the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.
Our common stock has been suspended from trading on the New York Stock Exchange and is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity.
Additionally, on the Petition Date, the NYSE determined that our stock was no longer suitable for listing pursuant to Section 8.02.01D of the NYSE Listed Company Manual, and trading in our common stock was suspended. Our common stock began trading on the OTC Pink Market under the symbol BTUUQ on April 14, 2016. The OTC Pink Market is a significantly more limited market than the NYSE, and the quotation of our common stock on the OTC Pink Market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock. We can provide no assurance that our common stock will continue trading on this market, whether broker-dealers will continue to agree to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market, or whether quotes for our common stock will continue on this market in the future.
If we are not able to obtain confirmation of a Chapter 11 plan of reorganization, if current financing is insufficient, or if exit financing is not available, we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or be required to liquidate under Chapter 7 of the Bankruptcy Code.
In order to successfully emerge from Chapter 11 bankruptcy protection, we must develop and obtain confirmation of a Chapter 11 plan of reorganization by the Bankruptcy Court.  There can be no assurance that we will be able to confirm a plan of reorganization that will permit our Company to emerge from bankruptcy and continue operations. If we are unable to meet our liquidity needs, we may have to take other actions to seek additional financing to the extent available or we could be forced to consider other alternatives to maximize potential recovery for the creditors, including possible sale of the Company or certain material assets pursuant to Section 363 of the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code.

There can be no assurance that our current cash position, as well a funds available from our DIP Credit Agreement and our accounts receivable securitization program, and amounts of cash from future operations, will be sufficient to fund ongoing operations. In the event that we do not have sufficient cash to meet our liquidity requirements, and our current financing is insufficient or exit financing is not available, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on reasonably acceptable terms. Failure to secure any necessary exit financing, or additional financing, would have a material adverse effect on our operations and ability to continue as a going concern.
Our post-bankruptcy capital structure has yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and equity security holders.
Our capital structure will be set pursuant to a plan of reorganization that requires Bankruptcy Court approval. Any reorganization of our capital structure is likely to include exchanges of new debt or equity securities for our existing debt and equity securities or modifications to our existing debt and equity securities, and any such new or modified debt securities may have different terms than our existing debt securities, such as different interest rates, payment schedules and maturities. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and equity security holders to agree to the exchange or modification, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our common stock may find that their holdings no longer have any value, are materially reduced in value, or are severely diluted. Holders of our debt securities may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt securities with a principal amount that is less than the outstanding principal amount, with longer maturities and/or reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance, incurrence or modification. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect the Company’s ability to issue new debt or equity in the future.
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement will affect our capital and the ownership, structure and operations of our businesses, and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions, and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to: (i) our ability to substantially change our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and coal industries, both in the U.S. and in global markets. The failure of any of these factors could materially and adversely affect the successful reorganization of our businesses.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, Adjusted EBITDA, capital expenditures, debt service, cash flow and coal price projections. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially and adversely affect the successful execution of any plan of reorganization.
  As a result of our Chapter 11 Cases, our historical financial information will not be indicative of our future financial performance and realization of assets and liquidation of liabilities are subject to uncertainty.
Our capital structure will likely be significantly altered through the Chapter 11 process. Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

While operating under the protection of the Bankruptcy Code, subject to Bankruptcy Court approval, or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. In connection with the Chapter 11 Cases and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such sales, disposals, liquidations, settlements, or charges could be material to our consolidated financial position and the results of operations in any given period.
We may be unable to comply with restrictions imposed by our DIP Credit Agreement and other financing arrangements.
The agreements governing our outstanding financing arrangements impose a number of restrictions on us. Specifically, the terms of our DIP Credit Agreement require us to comply with certain financial maintenance covenants, including: (i) minimum cumulative consolidated EBITDA, (ii) maximum capital expenditures and (iii) minimum unrestricted cash and cash equivalents. The DIP Credit Agreement also contains customary affirmative and negative covenants for debtor-in-possession financings, which include restrictions on: (i) indebtedness, (ii) liens and guaranties, (iii) liquidations, mergers, consolidations, acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi)  continuation of or change in business, (vii) restricted payments, (viii) sanctions and anti-corruption matters, (ix) no restriction in agreements on dividends or certain loans, and (x) loans and investments. In addition, the DIP Credit Agreement contains milestones relating to the Chapter 11 Cases. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply, or obtain a waiver in the event we cannot comply with a covenant or achieve a milestone, could result in an event of default under the DIP Credit Agreement and our other financing arrangements.
Our mining operations could be adversely affected if we fail to appropriately secure our obligations.
U.S. federal and state laws, and Australian laws, require us to secure certain of our obligations to reclaim and rehabilitate lands used for mining, to pay federal and state workers’ compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. The primary methods we use to meet those obligations are to post a corporate guarantee (i.e., self-bond), provide a third-party surety bond, a letter of credit or a bank guarantee. As of March 31, 2016, we had $1,272.6 million of self-bonding ($1,145.9 million as of April 13, 2016) in place for our reclamation obligations. Self-bonding is permitted at the discretion of each state. Just prior to the Petition Date, we were self-bonded in Illinois, Indiana, New Mexico and Wyoming. On April 29, 2016, we received a letter from the Illinois Department of Natural Resources that requires us to replace a total of approximately $92 million of self-bonding with alternative forms of assurance for reclamation obligations in the state of Illinois within 90 days. We have agreed with the state of Illinois to extend the 90 day time frame by 30 days. We are in discussions with the states regarding the usage of the $200 million bonding accommodation facility in the DIP Credit Agreement as an alternative to self-bonding during the bankruptcy reorganization process.
As of March 31, 2016, we also had outstanding surety bonds with third parties, bank guarantees and letters of credit of $1,078.5 million, of which $570.4 million was for post-mining reclamation, $74.3 million related to workers’ compensation obligations, $107.6 million was for coal lease obligations and $326.2 million was for other obligations, including road maintenance and performance guarantees. Surety bonds are typically renewable on a yearly basis. Some bank guarantees are also renewable on a yearly basis while other have an open-ended term. Surety bond and bank guarantee issuers may not continue to renew the bonds or may demand additional collateral upon those renewals, which may in turn affect our available liquidity. Our ability to maintain and acquire letters of credit is subject to us maintaining compliance under the DIP Credit Agreement and our other financing agreements, including those governing our accounts receivable securitization program. Additionally, under the DIP Credit Agreement, we cannot have more than $50 million of letters of credit outstanding under the L/C Facility and the Bonding L/C Facility, without lender consent.
Our failure to retain, or inability to acquire, surety bonds, bank guarantees or letters of credit, or to provide a suitable alternative, would have a material adverse effect on us. That failure could result from a variety of factors including the following:

•	lack of availability, higher expense, or unfavorable market terms of new surety bonds;

•	restrictions on the availability of collateral for current and future third-party surety bond or bank guarantee issuers under the DIP Credit Agreement or other financing arrangements;

•	the exercise by third-party surety bond or bank guarantee issuers of their right to refuse to renew the surety;

•	restrictions contained in the DIP Credit Agreement and the agreement governing our accounts receivable securitization program;

•	our failure to obtain final Bankruptcy Court approval of the DIP Credit Agreement or the accounts receivable securitization program; and

•
the inability to replace our 2013 Credit Facility after we emerge from Chapter 11 or to renew our accounts receivable securitization program or a default or lack of availability of letters of credit thereunder.

Our ability to self-bond reduces our costs of providing financial assurances. To the extent we are unable to maintain our current level of self-bonding or are required to provide security in excess of the $200 million bonding accommodation facility, our costs would increase and our liquidity could be reduced.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On October 24, 2008, we announced that our Board of Directors approved an amendment to the then existing share repurchase program to authorize repurchases of up to $1.0 billion of the then outstanding shares of our common stock (Repurchase Program). The Repurchase Program does not have an expiration date and may be discontinued at any time. Through March 31, 2016, we have repurchased a total of 0.5 million shares under the Repurchase Program at a cost of $299.6 million, leaving $700.4 million available for share repurchases under the Repurchase Program. Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. No share repurchases were made under the Repurchase Program during the three months ended March 31, 2016 or 2015.
Share Relinquishments
We routinely allow employees to relinquish common stock to pay estimated taxes upon the vesting of restricted stock and upon the issuance of common stock related to performance units under our equity incentive plans. The value of common stock tendered by employees is determined based on the closing price of our common stock on the dates of the respective relinquishments.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2016	13,930	$7.65	—	$700.4
February 1 through February 29, 2016	6,302	2.36	—	700.4
March 1 through March 31, 2016	3,600	3.45	—	700.4
Total	23,832	$5.62	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of restricted stock, which are not part of the Repurchase Program.
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

PEABODY ENERGY CORPORATION
Date:	May 6, 2016	By:	/s/ AMY B. SCHWETZ
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

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on December 16, 2015).

10.1
Limited Waiver to Purchase and Sale Agreement by and between Four Star Holdings, LLC and Western Megawatt Resources, LLC dated March 30, 2016 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 31, 2016).

10.2
Fifth Amended and Restated Receivables Purchase Agreement, dated as of March 25, 2016, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 31, 2016).

10.3
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

10.4
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

10.5
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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
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