Form 10-Q
period 2016-06-30
PEABODY ENERGY CORP
filed 2016-08-08
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 18.5 million shares of the registrant's common stock (par value of $0.01 per share) outstanding at August 1, 2016.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions, except per share data)
Revenues
Sales	$905.3	$1,226.8	$1,785.1	$2,645.5
Other revenues	134.9	112.5	282.3	231.7
Total revenues	1,040.2	1,339.3	2,067.4	2,877.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	996.2	1,198.8	1,916.4	2,520.4
Depreciation, depletion and amortization	115.9	147.1	227.7	294.6
Asset retirement obligation expenses	11.5	13.9	24.6	28.1
Selling and administrative expenses	34.2	41.6	82.5	91.0
Restructuring charges	3.1	21.2	15.2	21.2
Other operating (income) loss:
Net gain on disposal of assets	(13.7)	(12.2)	(15.5)	(12.3)
Asset impairment	—	900.8	17.2	900.8
Loss from equity affiliates	0.7	3.9	9.7	7.0
Operating loss	(107.7)	(975.8)	(210.4)	(973.6)
Interest expense	59.0	118.9	185.2	225.5
Loss on early debt extinguishment	—	8.3	—	67.8
Interest income	(1.3)	(2.7)	(2.7)	(5.2)
Reorganization items, net	95.4	—	95.4	—
Loss from continuing operations before income taxes	(260.8)	(1,100.3)	(488.3)	(1,261.7)
Income tax benefit	(30.0)	(93.1)	(95.8)	(90.1)
Loss from continuing operations, net of income taxes	(230.8)	(1,007.2)	(392.5)	(1,171.6)
Loss from discontinued operations, net of income taxes	(3.0)	(36.3)	(6.4)	(45.2)
Net loss	(233.8)	(1,043.5)	(398.9)	(1,216.8)
Less: Net income attributable to noncontrolling interests	1.7	1.8	1.7	5.1
Net loss attributable to common stockholders	$(235.5)	$(1,045.3)	$(400.6)	$(1,221.9)

Loss from continuing operations:
Basic loss per share	$(12.71)	$(55.59)	$(21.56)	$(65.09)
Diluted loss per share	$(12.71)	$(55.59)	$(21.56)	$(65.09)

Net loss attributable to common stockholders:
Basic loss per share	$(12.87)	$(57.59)	$(21.91)	$(67.59)
Diluted loss per share	$(12.87)	$(57.59)	$(21.91)	$(67.59)

Dividends declared per share	$—	$0.0375	$—	$0.0750
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net loss	$(233.8)	$(1,043.5)	$(398.9)	$(1,216.8)
Other comprehensive income, net of income taxes:
Net change in unrealized gains on available-for-sale securities (net of respective net tax provision (benefit) of $0.0, $0.0, $0.0 and ($0.1))	—	0.2	—	—
Net unrealized gains on cash flow hedges (net of respective net tax provision of $23.1, $81.0, $52.3 and $79.8)
Increase in fair value of cash flow hedges	—	164.9	—	15.2
Reclassification for realized losses included in net loss	39.4	21.0	89.1	115.0
Net unrealized gains on cash flow hedges	39.4	185.9	89.1	130.2
Postretirement plans and workers' compensation obligations (net of respective net tax provision of $2.1, $9.4, $4.2 and $9.4)	3.6	3.4	7.2	16.0
Foreign currency translation adjustment	(1.8)	1.2	0.9	(26.2)
Other comprehensive income, net of income taxes	41.2	190.7	97.2	120.0
Comprehensive loss	(192.6)	(852.8)	(301.7)	(1,096.8)
Less: Comprehensive income attributable to noncontrolling interests	1.7	1.8	1.7	5.1
Comprehensive loss attributable to common stockholders	$(194.3)	$(854.6)	$(303.4)	$(1,101.9)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2016	December 31, 2015
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,274.3	$261.3
Restricted cash	47.1	—
Accounts receivable, net of allowance for doubtful accounts of $14.2 at June 30, 2016 and $6.6 at December 31, 2015	350.6	228.8
Inventories	303.7	307.8
Assets from coal trading activities, net	17.3	23.5
Deferred income taxes	53.5	53.5
Other current assets	335.4	447.6
Total current assets	2,381.9	1,322.5
Property, plant, equipment and mine development, net	9,061.9	9,258.5
Deferred income taxes	2.2	2.2
Investments and other assets	619.2	363.7
Total assets	$12,065.2	$10,946.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$482.3	$5,874.9
Liabilities from coal trading activities, net	15.7	15.6
Accounts payable and accrued expenses	758.3	1,446.3
Total current liabilities	1,256.3	7,336.8
Long-term debt, less current portion	—	366.3
Deferred income taxes	58.8	69.1
Asset retirement obligations	700.5	686.6
Accrued postretirement benefit costs	717.8	722.9
Other noncurrent liabilities	505.5	846.7
Total liabilities not subject to compromise	3,238.9	10,028.4
Liabilities subject to compromise	8,205.8	—
Total liabilities	11,444.7	10,028.4
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of June 30, 2016 or December 31, 2015	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of June 30, 2016 or December 31, 2015	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of June 30, 2016 or December 31, 2015	—	—
Common Stock — $0.01 per share par value; 53.3 shares authorized,19.3 shares issued and 18.5 shares outstanding as of June 30, 2016 and December 31, 2015	0.2	0.2
Additional paid-in capital	2,414.9	2,410.7
Treasury stock, at cost — 0.8 shares as of June 30, 2016 and December 31, 2015	(371.8)	(371.7)
Accumulated deficit	(904.0)	(503.4)
Accumulated other comprehensive loss	(521.7)	(618.9)
Peabody Energy Corporation stockholders’ equity	617.6	916.9
Noncontrolling interests	2.9	1.6
Total stockholders’ equity	620.5	918.5
Total liabilities and stockholders’ equity	$12,065.2	$10,946.9
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(398.9)	$(1,216.8)
Loss from discontinued operations, net of income taxes	6.4	45.2
Loss from continuing operations, net of income taxes	(392.5)	(1,171.6)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation, depletion and amortization	227.7	294.6
Noncash interest expense	16.3	15.2
Deferred income taxes	(66.9)	(89.6)
Noncash share-based compensation	5.1	13.6
Asset impairment	17.2	900.8
Net gain on disposal of assets	(15.5)	(12.3)
Loss from equity affiliates	9.7	7.0
Gain on VEBA settlement	(68.1)	—
Settlement of hedge positions	(25.0)	—
Gain on previously monetized foreign currency hedge positions	—	(14.8)
Noncash reorganization items, net	96.8	—
Changes in current assets and liabilities:
Accounts receivable	34.4	178.1
Change in receivable from accounts receivable securitization program	(168.5)	80.0
Inventories	3.7	7.5
Net assets from coal trading activities	6.3	(12.9)
Other current assets	(33.4)	(3.6)
Accounts payable and accrued expenses	(16.7)	(277.9)
Restricted cash	(79.7)	—
Asset retirement obligations	14.2	20.5
Accrued postretirement benefit costs	(0.6)	11.1
Accrued pension costs	11.5	14.9
Take-or-pay obligation settlement	(15.5)	—
Other, net	11.9	(13.0)
Net cash used in continuing operations	(427.6)	(52.4)
Net cash used in discontinued operations	(4.2)	(4.0)
Net cash used in operating activities	(431.8)	(56.4)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(38.1)	(50.9)
Changes in accrued expenses related to capital expenditures	(7.1)	(13.2)
Proceeds from disposal of assets, net of notes receivable	116.0	23.9
Purchases of debt and equity securities	—	(17.9)
Proceeds from sales and maturities of debt and equity securities	—	27.1
Contributions to joint ventures	(159.7)	(239.8)
Distributions from joint ventures	163.5	236.7
Other, net	(8.9)	(2.0)
Net cash provided by (used in) investing activities	65.7	(36.1)
Cash Flows From Financing Activities
Proceeds from long-term debt	1,422.0	975.7
Repayments of long-term debt	(9.0)	(660.7)
Payment of deferred financing costs	(29.5)	(28.7)
Dividends paid	—	(1.4)
Distributions to noncontrolling interests	(2.5)	(1.8)
Other, net	(1.9)	(1.5)
Net cash provided by financing activities	1,379.1	281.6
Net change in cash and cash equivalents	1,013.0	189.1
Cash and cash equivalents at beginning of period	261.3	298.0
Cash and cash equivalents at end of period	$1,274.3	$487.1
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2015	$0.2	$2,410.7	$(371.7)	$(503.4)	$(618.9)	$1.6	$918.5
Net loss	—	—	—	(400.6)	—	1.7	(398.9)
Net realized losses on cash flow hedges (net of $52.3 net tax provision)	—	—	—	—	89.1	—	89.1
Postretirement plans and workers’ compensation obligations (net of $4.2 net tax provision)	—	—	—	—	7.2	—	7.2
Foreign currency translation adjustment	—	—	—	—	0.9	—	0.9
Share-based compensation for equity-classified awards	—	4.2	—	—	—	—	4.2
Repurchase of employee common stock relinquished for tax withholding	—	—	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
June 30, 2016	$0.2	$2,414.9	$(371.8)	$(904.0)	$(521.7)	$2.9	$620.5
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
The condensed consolidated financial statements include the accounts of Peabody Energy Corporation and its affiliates (the Company or Peabody). Interests in subsidiaries controlled by the Company are consolidated with any outside shareholder interests reflected as noncontrolling interests, except when the Company has an undivided interest in an unincorporated joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenues and expenses of the jointly controlled entities within each applicable line item of the unaudited condensed consolidated financial statements.  All intercompany transactions, profits and balances have been eliminated in consolidation. As discussed below in Note 2. "Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented," prior year amounts of deferred financing costs have been reclassified to conform with the new standard.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2015 has been derived from the Company’s audited consolidated balance sheet at that date. The Company's results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2016.
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
Filing Under Chapter 11 of the United States Bankruptcy Code
On April 13, 2016 (the Petition Date), Peabody and a majority of its wholly owned domestic subsidiaries as well as one international subsidiary in Gibraltar (the Filing Subsidiaries and together with Peabody, the Debtors) filed voluntary petitions for reorganization (the petitions collectively, the Bankruptcy Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). The Company’s Australian Operations and other international subsidiaries are not included in the filings. The Debtors' Chapter 11 cases (collectively, the Chapter 11 Cases) are being jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529 (Bankr. E.D. Mo.). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The filings of the Bankruptcy Petitions constituted an event of default under the Company’s prepretition credit agreement as well as the indentures governing certain of the Company’s debt instruments, as further described in Note 13. "Current and Long-term Debt" to the condensed consolidated financial statements, and all unpaid principal and accrued and unpaid interest due thereunder became immediately due and payable. Any efforts to enforce such payment obligations are automatically stayed as a result of the Bankruptcy Petitions and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
Additionally, on the Petition Date, the NYSE determined that Peabody’s common stock was no longer suitable for listing pursuant to Section 8.02.01D of the NYSE’s Listed Company Manual, and trading in the Company’s common stock was suspended. The Company's common stock began trading on the OTC Pink Sheets marketplace under the symbol BTUUQ on April 14, 2016. Following the Petition Date, the NYSE formally de-listed the Company's common stock.
On the Petition Date, the Bankruptcy Court approved several motions (First Day Motions), including motions (i) authorizing the Debtors to pay prepetition wages and benefits for its workforce (Employee Motion), in part, (ii) prohibiting utilities from discontinuing service and authorizing the Debtors to provide adequate assurance deposits, (iii) authorizing the Debtors to pay prepetition obligations to certain critical vendors on an interim basis (Critical Vendor Motion), (iv) authorizing the Debtors to maintain their existing cash management system on an interim basis (Cash Management Motion), (v)  authorizing certain Debtors to continue selling and contributing receivables and related rights pursuant to a securitization facility on an interim basis (Securitization Motion) and (vi) authorizing the Debtors to enter into an $800 million debtor-in-possession financing facility (DIP Credit Agreement) on an interim basis (DIP Motion).
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings, including certain of the third party litigation matters described in Note 19. "Commitments and Contingencies" of this report or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
The U.S. Trustee for the Eastern District of Missouri filed a notice appointing an official committee of unsecured creditors (the Creditors’ Committee) on April 29, 2016. The Creditors’ Committee represents all unsecured creditors of the Debtors and has a right to be heard on all matters that come before the Bankruptcy Court.
On May 17, 2016, the Bankruptcy Court approved various of the First Day Motions on a final basis, including the Employee Motion, Critical Vendor Motion, Cash Management Motion, Securitization Motion and DIP Motion. At the May 17 hearing, the Bankruptcy Court also approved various motions (i) authorizing the Debtors’ retention of various professionals, (ii) establishing procedures for the retention of ordinary course professionals, (iii) establishing procedures for the sale of de minimis assets and (iv)  authorizing the Debtors to consummate the sale of the Debtors’ equity interests in Lively Grove Energy Partners, LLC, a Debtor, and dismissing Lively Grove Energy Partners, LLC’s current chapter 11 case.
On May 20, 2016, the Debtors filed a complaint and request for declaratory judgment, as required by the terms of the DIP Credit Agreement, against Citibank, N.A. (in its capacity as Administrative Agent under the Debtors' prepetition secured credit agreement), among others, regarding the extent of certain collateral and secured claims of certain prepetition creditors.
On June 13, 2016, Citibank, N.A. filed an answer and counter-claim for declaratory judgment.  On June 14, 2016, two motions to intervene were filed, one from the official Unsecured Creditors Committee and another from a group of creditors holding $1.65 billion in face value of the Company's Senior Notes. The intervention motions were granted on July 7, 2016.
On June 15, 2016, the Bankruptcy Court approved several motions, including motions that (i)  established deadlines for the filing of certain proofs of claim, approved the form and manner of notice thereof, and (ii)  established a key employee retention program. At this hearing, the Bankruptcy Court also approved the Debtors' retention of various professionals, and the Official Committee of Unsecured Creditors’ retention of various professionals.
On July 20, 2016, the Bankruptcy Court approved several motions, including motions that (i) granted certain entities limited relief from the automatic stay; (ii) established procedures governing the Official Committee of Unsecured Creditors' obligation to provide information to unsecured creditors; (iii) authorized the retention of the Debtors' tax advisors; (iv) extended certain time periods, including the time period in which the Debtors' have the exclusive right to file a plan of reorganization; (v) authorized the rejection of certain executory contracts; and (vi) authorized the payment of certain secured and priority prepetition property taxes.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 26, 2016, the Debtors filed motions to approve settlement agreements that the Debtors have reached with regulators in Wyoming, New Mexico and Indiana concerning the Debtors' reclamation bonding in those states. On August 3, 2016, the Debtors filed additional motions, including (i) a motion for approval of (a) a key employee incentive plan, (b) an executive leadership team short-term incentive plan and (c) modifications to the current director compensation program; and (ii) a motion to extend (a) the period during which the Debtors have the exclusive right to file a plan of reorganization through and including November 9, 2016 and (b) the period during which the Debtors have the exclusive right to solicit acceptances thereof through and including January 9, 2017. These motions are scheduled to be heard at a hearing before the Bankruptcy Court on August 17, 2016.
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
The Debtors intend to propose a plan of reorganization on or prior to the applicable date required under the Bankruptcy Code and in accordance with milestones set forth in the DIP Credit Agreement (as defined below in Note 13. "Current and Long-term Debt"), as the same may be extended with approval of the Bankruptcy Court. The Debtors presently expect that any proposed plan of reorganization will provide, among other things, for mechanisms for the settlement of claims against the Debtors’ estates, treatment of the Debtors' existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Debtors. A proposed plan of reorganization filed with the Bankruptcy Court likely will incorporate provisions arising out of the Debtors' discussions with their creditors and other interested parties, and likely will be further revised thereafter. There can be no assurance that the Debtors will be able to secure approval for their proposed plan of reorganization from the Bankruptcy Court or execute its restructuring plan. Further, a plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in the Company’s condensed consolidated financial statements.
The Company believes it will require a significant restructuring of its balance sheet in order to continue as a going concern in the long term. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to become profitable and maintain profitability, its ability to access sufficient liquidity and its ability to successfully implement its Chapter 11 plan of reorganization. The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might be required if the Company were unable to continue as a going concern.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Going Concern. In August 2014, the Financial Accounting Standards Board (FASB) issued disclosure guidance that requires management to evaluate, at each annual and interim reporting period, whether substantial doubt exists about an entity's ability to continue as a going concern and, if applicable, to provide related disclosures. As outlined by that guidance, substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). The new guidance is effective for annual reporting periods ending after December 15, 2016 (the year ending December 31, 2016 for the Company) and interim periods thereafter, with early adoption permitted.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Inventory. In July 2015, the FASB issued guidance which requires entities to measure most inventory "at the lower of cost and net realizable value", thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The guidance does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The new guidance will be effective prospectively for annual periods beginning after December 15, 2016 (January 1, 2017 for the Company), and interim periods therein, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
Income Taxes. In November 2015, the FASB issued accounting guidance that requires entities to classify all deferred tax assets and liabilities, along with any related valuation allowance as noncurrent on the balance sheet. Under the new guidance, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new guidance will be effective prospectively or retrospectively for annual periods beginning after December 15, 2016 (January 1, 2017 for the Company)and interim periods therein, with early adoption permitted. While the Company does not anticipate an impact to its results of operations or cash flows in connection with the adoption of this guidance, there will be an impact on the presentation of the Company's condensed consolidated balance sheets. The impact to the condensed consolidated balance sheets will depend upon the facts and circumstances at the time of adoption.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Compensation - Stock Compensation. In March 2016, the FASB issued accounting guidance which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new guidance will be effective prospectively for annual periods beginning after December 15, 2016 (January 1, 2017 for the Company) and interim periods therein, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
Financial Instruments - Credit Losses. In June 2016, the FASB issued accounting guidance related to the measurement of credit losses on financial instruments. The pronouncement replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
(3)    Reorganization Items, Net
In accordance with Accounting Standard Codification 852, "Reorganizations," the statement of operations shall portray the results of operations of the reporting entity during the pendency of the Chapter 11 Cases. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from reorganization and restructuring of the business shall be reported separately as reorganization items.
The Company's reorganization items for the three and six months ended June 30, 2016 consisted of the following:

June 30, 2016
(Dollars in millions)
Loss on termination of derivative contracts	$75.2
Professional fees	21.6
Accounts payable settlement gains	(0.2)
Interest income	(0.2)
Other	(1.0)
Reorganization items, net	$95.4
As a result of filing the Bankruptcy Petitions, counterparties to certain derivative contracts terminated the agreements shortly thereafter in accordance with contractual terms and the Company adjusted the corresponding liabilities to be equivalent to the termination value, and allowed claim amount, of each contract. Such liabilities are considered first lien debt and are included within the "Liabilities subject to compromise" in the accompanying condensed consolidated balance sheet at June 30, 2016.
Professional fees are only those that are directly related to the reorganization including, but not limited to, fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured and unsecured creditors.
During the three months ended June 30, 2016, no cash payments were made for "Reorganization items, net".

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)    Liabilities Subject to Compromise
Liabilities subject to compromise include unsecured or under-secured liabilities incurred prior to the Petition Date. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 Cases and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. Additionally, liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are subject to the automatic stay, as discussed in Note 1. "Basis of Presentation".
Liabilities subject to compromise consists of the following:

Previously Reported Balance Sheet Line	June 30, 2016
(Dollars in millions)
Debt (1)	$7,804.7
Interest payable	172.6
Trade payables	86.9
Postretirement benefit obligations (2)	33.7
Property taxes	10.8
Other accrued liabilities	97.1
Liabilities subject to compromise	$8,205.8

(1)	Includes $7,423.5 million of debt, $257.3 million of derivative contract terminations, and $123.9 million of liabilities secured by prepetition letters of credit.

(2)	Includes liabilities for unfunded non-qualified pension plans, all the participants of which are former employees.
(5)    Asset Impairment
Three and Six Months Ended June 30, 2016
The Company's mining and exploration assets and mining-related investments may be adversely affected by numerous uncertain factors that may cause the Company to be unable to recover all or a portion of the carrying value of those assets. As a result of various unfavorable conditions, including but not limited to sustained trends of weakness in U.S. and international seaborne coal pricing and certain asset-specific factors, the Company recognized aggregate impairment charges of $1,277.8 million, $154.4 million and $528.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. For additional information surrounding those charges, refer to Note 2. "Asset Impairment" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The Company generally does not view short-term declines subsequent to previous impairment assessments in thermal and metallurgical coal prices in the regions in which it sells its products as an indicator of impairment. However, the Company generally views a sustained trend (for example, over periods exceeding one year) of adverse coal pricing or unfavorable changes thereto as a potential indicator of impairment. Because of the volatile and cyclical nature of U.S. and international seaborne coal demand, it is reasonably possible that prices in those segments may decrease and/or fail to improve in the near term, which, absent sufficient mitigation such as an offsetting reduction in the Company's operating costs, may result in the need for future adjustments to the carrying value of the Company's long-lived mining assets and mining-related investments.
The Company's assets whose recoverability and values are most sensitive to near-term pricing and other market factors include certain Australian metallurgical and thermal assets for which impairment charges were recorded in 2015 and certain U.S. coal properties being leased to unrelated mining companies under agreements that require royalties to be paid as the coal is mined. Such assets had an aggregate carrying value of $576.0 million as of June 30, 2016. The Company conducted a review of those assets for recoverability as of June 30, 2016 and determined that no impairment charge was necessary as of that date.
The Company also reviewed its portfolio of mining tenements and surface lands that were classified as held-for-sale. As a result of that review, the Company recognized an aggregate impairment charge of $17.2 million during the six months ended June 30, 2016 to write down certain targeted divestiture assets from their carrying value to their estimated fair value.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Six Months Ended June 30, 2015
The following costs are reflected in "Asset impairment" in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015:

	Reportable Segment
	Australian Metallurgical Mining	Australian Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Asset impairment charges:
Long-lived assets	$527.0	$8.2	$182.2	$717.4
Equity method investments	—	—	183.4	183.4
Total	$527.0	$8.2	$365.6	$900.8
Australian Metallurgical and Thermal Mining
Due to the severity of the decline in seaborne metallurgical and thermal coal pricing observed during the six months ended June 30, 2015 and other adverse conditions noted during that period that drove an unfavorable change in the expected timing of eventual seaborne supply and demand rebalancing, the Company concluded that indicators of impairment existed surrounding its Australian mining platform as of June 30, 2015. Accordingly, the Company reviewed its Australian mining assets for recoverability as of June 30, 2015. Based on that review, the Company determined that the carrying values of the assets at three of its active mines that produce metallurgical coal were not recoverable and correspondingly recognized an aggregate impairment charge of $230.5 million to write those assets down from their carrying value to their estimated fair value.
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
The fair value estimates made during the Company's impairment assessments were determined in accordance with the methods outlined in Note 1. "Summary of Significant Accounting Policies" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, except in certain instances where indicative bids were received related to non-strategic assets being marketed for divestiture. In those instances, the indicative bids were also considered in estimating fair value.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)    Discontinued Operations
Discontinued operations include certain former Australian Thermal Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(3.0)	$(36.3)	$(6.4)	$(45.2)
Assets and Liabilities of Discontinued Operations
Assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Assets:
Other current assets	$2.9	$3.1
Investments and other assets	13.2	13.2
Total assets classified as discontinued operations	$16.1	$16.3

Liabilities:
Accounts payable and accrued expenses	$20.4	$60.0
Other noncurrent liabilities	207.4	203.7
Total liabilities classified as discontinued operations	$227.8	$263.7
Patriot-Related Matters. Refer to Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation" for information surrounding charges recorded during the three and six months ended June 30, 2016 and 2015 associated with the bankruptcy of Patriot.
Wilkie Creek Mine. In December 2013, the Company ceased production and started reclamation of the Wilkie Creek Mine in Queensland, Australia. On June 30, 2014, Queensland Bulk Handling Pty Ltd (QBH) commenced litigation against Peabody (Wilkie Creek) Pty Limited, the indirect wholly-owned subsidiary of the company that owns the Wilkie Creek Mine, alleging breach of a Coal Port Services Agreement (CPSA) between the parties. Included in "Loss from discontinued operations, net of income taxes" for the year ended December 31, 2015 is a charge of $9.7 million related to that litigation, of which $7.6 million was recorded in the six months ended June 30, 2015. Refer to Note 19. "Commitments and Contingencies" for additional information surrounding the QBH matter.
In June 2015, the Company entered into a conditional agreement to sell the Wilkie Creek Mine.  The agreement was subsequently terminated in October 2015 in conjunction with entering into a new agreement with similar terms. The second agreement was terminated in March 2016.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)     Inventories
Inventories as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Materials and supplies	$110.9	$115.9
Raw coal	72.2	75.9
Saleable coal	120.6	116.0
Total	$303.7	$307.8
Materials and supplies inventories presented above have been shown net of reserves of $5.7 million and $4.7 million as of June 30, 2016 and December 31, 2015, respectively.
(8)     Derivatives and Fair Value Measurements
Risk Management — Non-Coal Trading Activities
The Company is exposed to several risks in the normal course of business, including (1) foreign currency exchange rate risk for non-U.S. dollar expenditures and balances, (2) price risk on coal produced by, and diesel fuel utilized, in the Company's mining operations and (3) interest rate risk that has been partially mitigated by fixed rates on long-term debt. The Company manages a portion of its price risk related to the sale of coal (excluding coal trading activities) using long-term coal supply agreements (those with terms longer than one year), rather than using derivative instruments. Derivative financial instruments have historically been used to manage the Company's risk exposure to foreign currency exchange rate risk, primarily on Australian dollar expenditures made in its Australian mining platform. This risk has historically been managed using forward contracts and options designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted foreign currency expenditures. The Company has also used derivative instruments to manage its exposure to the variability of diesel fuel prices used in production in the U.S. and Australia with swaps or options, which it has also designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted diesel fuel purchases. These risk management activities are collectively referred to as "Corporate Hedging" and are actively monitored for compliance with the Company's risk management policies.
During the fourth quarter of 2015, the Company performed an assessment of its risk of nonperformance with respect to derivative financial instruments designated as cash flow hedges in light of three rating agencies downgrading the Company's corporate credit rating during 2015 and declining financial results. The Company determined its hedging relationships were expected to be "highly effective" throughout 2015 based on its quarterly assessments. However, as a result of a deterioration in the Company's credit profile, the Company could no longer conclude, as of December 31, 2015, that its hedging relationships were expected to be "highly effective" at offseting the changes in the anticipated exposure of the hedged item. Therefore, the Company discontinued the application of cash flow hedge accounting subsequent to December 31, 2015 and changes in the fair value of derivative instruments have been recorded as operating costs and expenses in the accompanying unaudited condensed consolidated statements of operations. Previous fair value adjustments recorded in "Accumulated other comprehensive loss" will be frozen until the underlying transactions impact the Company's earnings.
The Company's Bankruptcy Petitions constituted an event of default under the Company's derivative financial instrument contracts and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. The terminated positions are first-lien obligations under the Company's secured credit agreement dated September 24, 2013 (as amended, the 2013 Credit Facility). The net settlement liability was accounted for as a prepetition liability subject to compromise without credit valuation adjustments. As of June 30, 2016, the Company had no derivative financial instruments in place in relation to diesel fuel or foreign currency exchange rate.
Based on the previous fair value adjustments of the Company's foreign currency hedge contract portfolio recorded in "Accumulated other comprehensive loss", the net loss expected to be reclassified from comprehensive income to earnings over the next 12 months associated with that hedge program is approximately $85 million. Based on the previous fair value adjustments of the Company’s diesel fuel hedge contract portfolio recorded in “Accumulated other comprehensive loss”, the net loss expected to be reclassified from comprehensive income to earnings over the next 12 months associated with that hedge program is approximately $60 million.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s Corporate Hedging derivatives during the three and six months ended June 30, 2016 and 2015:

		Three Months Ended June 30, 2016
Financial Instrument	Income Statement Classification of (Losses) Gains	Total realized loss recognized in income	Loss reclassified from other comprehensive loss into income (1)	(Loss) gain recognized in income on derivatives	Unrealized gain (loss)recognized in income on non- designated derivatives
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(18.6)	$(22.2)	$(1.8)	$5.4
Commodity swap contracts	Reorganization items	(38.8)	—	(38.8)	—
Foreign currency forward contracts	Operating costs and expenses	(45.7)	(40.2)	24.9	(30.4)
Foreign currency forward contracts	Reorganization items	(36.4)	—	(36.4)	—
Total		$(139.5)	$(62.4)	$(52.1)	$(25.0)

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $13.6 million and $9.0 million of previously unrecognized losses on foreign currency and fuel contracts, respectively, monetized in the first quarter of 2016.

		Three Months Ended June 30, 2015
Financial Instrument	Income Statement Classification of (Losses) Gains	Gain recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$54.1	$(25.4)	$0.3
Foreign currency forward contracts	Operating costs and expenses	117.1	(80.8)	—
Total		$171.2	$(106.2)	$0.3

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $4.1 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

		Six Months Ended June 30, 2016
Financial Instrument	Income Statement Classification of (Losses) Gains	Total realized loss recognized in income	Loss reclassified from other comprehensive income into income (1)	(Loss) gain recognized in income on derivatives	Unrealized (loss) gain recognized in income on non- designated derivatives
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(58.9)	$(47.0)	$(11.9)	$—
Commodity swap contracts	Reorganization items	(38.8)	—	(38.8)	—
Foreign currency forward contracts	Operating costs and expenses	(91.4)	(94.1)	2.7	—
Foreign currency forward contracts	Reorganization items	(36.4)	—	(36.4)	—
Total		$(225.5)	$(141.1)	$(84.4)	$—

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $13.6 million and $9.0 million of previously unrecognized losses on foreign currency and fuel contracts, respectively, monetized in the first quarter of 2016.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Six Months Ended June 30, 2015
Financial Instrument	Income Statement Classification of (Losses) Gains	Gain (loss) recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$35.8	$(57.1)	$1.8
Foreign currency forward contracts	Operating costs and expenses	(19.0)	(154.4)	—
Total		$16.8	$(211.5)	$1.8

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
The classification and amount of Corporate Hedging derivative financial instruments presented on a gross and net basis as of December 31, 2015 are presented in the table that follows.

Financial Instrument	Fair Value of Liabilities Presented in the Condensed Consolidated Balance Sheet as of December 31, 2015 (1)
(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$86.1
Foreign currency forward contracts	145.6
Total	$231.7

Noncurrent Liabilities:
Commodity swap contracts	$37.6
Foreign currency forward contracts	55.1
Total	$92.7

(1)	All commodity swap contracts and foreign currency forward contracts were in a liability position as of December 31, 2015.
See Note 9. "Coal Trading" for information on balance sheet offsetting related to the Company’s coal trading activities.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
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
As of June 30, 2016, the Company no longer had any outstanding financial positions.
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

The following table summarizes the changes related to the Company’s Corporate Hedging derivative financial instruments recurring Level 3 financial liabilities:

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Commodity Contracts	Foreign Currency Contracts	Total	Commodity Contracts	Foreign Currency Contracts	Total
	(Dollars in millions)
Beginning of period	$91.6	$112.8	$204.4	$123.7	$200.7	$324.4
Total net losses realized/unrealized:
Included in earnings (1)	35.1	36.3	71.4	15.7	(48.0)	(32.3)
Settlements / terminations	(126.7)	(149.1)	(275.8)	(139.4)	(152.7)	(292.1)
End of period	$—	$—	$—	$—	$—	$—

(1)	Includes reorganization items and realized gains (losses)
The Company had no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2016 or 2015. Transfers into Level 3 of liabilities previously classified in Level 2 during the year ended December 31, 2015 were due to the relative value of unobservable inputs to the total fair value measurement of certain derivative contracts rising above the 10% threshold. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments. The Company used the following methods and assumptions in estimating fair values for other financial instruments as of June 30, 2016 and December 31, 2015:

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

The estimated fair value of the Company’s current and long-term debt as of June 30, 2016 is subject to compromise in connection with the Company's plan of reorganization and as such has been excluded from the table below. The carrying amount and estimated fair value of the Company's current and long-term debt as of December 31, 2015 are summarized as follows:

	December 31, 2015
	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Current and Long-term debt	$6,241.2	$1,372.7
(9)     Coal Trading
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
Trading (losses) revenues recognized during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Trading Revenues by Type of Instrument	2016	2015	2016	2015
	(Dollars in millions)
Futures, swaps and options	$(32.3)	$3.0	$(36.3)	$41.6
Physical purchase/sale contracts	27.7	(1.5)	22.9	(23.4)
Total trading (losses) revenues	$(4.6)	$1.5	$(13.4)	$18.2
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
The Company had no coal trading positions designated as cash flow hedges as of June 30, 2016 and December 31, 2015.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
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
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of June 30, 2016 and December 31, 2015 is set forth below:

Affected line item in the condensed consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation margin (held) posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of June 30, 2016
Assets from coal trading activities, net	$112.4	$(92.2)	$(2.9)	$17.3
Liabilities from coal trading activities, net	(143.6)	92.2	35.7	(15.7)
Total, net	$(31.2)	$—	$32.8	$1.6

	Fair Value as of December 31, 2015
Assets from coal trading activities, net	$128.6	$(87.3)	$(17.8)	$23.5
Liabilities from coal trading activities, net	(110.0)	87.3	7.1	(15.6)
Total, net	$18.6	$—	$(10.7)	$7.9

(1)	None of the net variation margin held at June 30, 2016 and December 31, 2015, respectively, related to cash flow hedges.
See Note 8. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s Corporate Hedging activities.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$—	$0.6	$—	$0.6
Physical purchase/sale contracts	—	2.1	(1.1)	1.0
Total net financial assets (liabilities)	$—	$2.7	$(1.1)	$1.6

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$—	$3.3	$—	$3.3
Physical purchase/sale contracts	—	20.2	(15.6)	4.6
Total net financial assets (liabilities)	$—	$23.5	$(15.6)	$7.9
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

Physical purchase/sale contracts include a credit valuation adjustment based on credit and non-performance risk (Level 3). The credit valuation adjustment has not historically had a material impact on the valuation of the contracts resulting in Level 2 classification. However, due to the Company's corporate credit rating downgrades in 2015, the credit valuation adjustments as of June 30, 2016 and December 31, 2015 are considered to be significant unobservable inputs in the valuation of the contracts resulting in Level 3 classification.
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
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the quantitative unobservable inputs utilized in the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of June 30, 2016:

	Range		Weighted
Input	Low	High	Average
Quality adjustments	—%	3%	2%
Location differentials	11%	11%	11%
Credit and non-performance risk	27%	27%	27%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Beginning of period	$(3.9)	$2.2	$(15.6)	$2.1
Transfers into Level 3	0.4	—	0.4	—
Transfers out of Level 3	—	—	10.7	—
Total (losses) gains realized/unrealized:
Included in earnings	(1.3)	—	(1.4)	0.5
Sales	—	—	(0.1)	—
Settlements	3.7	(0.4)	4.9	(0.8)
End of period	$(1.1)	$1.8	$(1.1)	$1.8
The Company had no transfers between Levels 1 and 2 during the three and six months ended June 30, 2016 and 2015. Transfers of liabilities into/out of Level 3 from/to Level 2 during the three and six months ended June 30, 2016 were due to the relative value of unobservable inputs to the total fair value measurement of certain derivative contracts falling below, or in the case of transfers in rising above, the 10% threshold. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
The following table summarizes the changes in net unrealized (losses) gains relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Changes in unrealized (losses) gains (1)	$(0.1)	$0.1	$(0.2)	$0.3

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

As of June 30, 2016, the Company's trading portfolio was expected to have negative net cash realizations in 2016, reaching substantial maturity in 2017 on a fair value basis.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2016, the timing of the estimated future realization of the value of the Company’s trading portfolio, on a cumulative cash basis, was as follows:

Percentage of
Year of Expiration	Portfolio Total

2016	19%
2017	83%
2018	(2)%
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
At June 30, 2016, 57% of the Company’s credit exposure related to coal trading activities with investment grade counterparties, while 20% was with non-investment grade counterparties and 23% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at June 30, 2016 and December 31, 2015, would have amounted to collateral postings to counterparties of approximately $5 million and $21 million, respectively. As of June 30, 2016, the Company was required to post approximately $6 million in collateral to counterparties for such positions. No collateral was required to be posted to counterparties as of December 31, 2015.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level, as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. During the second quarter of 2016, each of the three rating agencies downgraded the Company's corporate credit rating due to the Bankruptcy Petitions. Despite the rating agencies downgrades, the Company’s additional collateral requirement owed to its counterparties for these ratings based derivative trading instruments would have been zero at June 30, 2016 and December 31, 2015 based on the aggregate fair value of all derivative trading instruments with such features. As of June 30, 2016 and December 31, 2015, no collateral was posted to counterparties to support such derivative trading instruments.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At June 30, 2016 and December 31, 2015, the Company posted a net variation margin of $32.8 million and held a net variation margin of $10.7 million, respectively.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts and by certain of its OTC arrangements to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. During the second quarter of 2016, the Company was allowed to decrease this collateral position from a 2x initial margin calculation to a 1.5x initial margin calculation. As of June 30, 2016 and December 31, 2015, the Company had posted initial margin of $13.4 million and $9.2 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. The Company had posted $4.0 million of excess margin as of June 30, 2016, while it was in receipt of $0.7 million of margin in excess of the required variation and initial margin as of December 31, 2015.
(10) Financing Receivables
The Company's total financing receivables as of June 30, 2016 and December 31, 2015 consisted of the following:

Balance Sheet Classification	June 30, 2016	December 31, 2015
	(Dollars in millions)
Accounts receivable, net	$5.4	$—
Other current assets	—	20.0
Investments and other assets	58.6	65.2
Total financing receivables	$64.0	$85.2
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables outstanding as of June 30, 2016.
Codrilla Mine Project. In 2011, a wholly-owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of a portion of its 85% interest in the Codrilla Mine Project to the other participants of the Coppabella Moorvale Joint Venture, afterward retaining 73.3% ownership.The final outstanding installment payment of 40% of the sale price was due upon the earlier of the mine's first coal shipment or a specified date. The sales agreement was amended in the second quarter of 2013 to delay the specified date from March 31, 2015 to June 30, 2016. The remaining balance associated with these receivables was recorded in "Accounts receivable, net" and "Other current assets", respectively, in the condensed consolidated balance sheets, which totaled $5.4 million and $20.0 million at June 30, 2016 and December 31, 2015, respectively. The remaining payment was subsequently received on July 8, 2016.
Middlemount. The Company periodically makes loans (Priority Loans) to Middlemount, in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. The Priority Loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5% and expire on December 31, 2016. Based on the existence of letters of support from related entities of the shareholders, the expected timing of repayment of these loans is projected to extend beyond the stated expiration date and so the Company considers these loans to be of a long-term nature. As a result, (i) the foreign currency impact related to the shareholder loans is included in foreign currency translation adjustment in the condensed consolidated balance sheets and the unaudited condensed consolidated statements of comprehensive income and (ii) interest income on the Priority Loans is recognized when cash is received. Refer to Note 2. "Asset Impairment" to the consolidated financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 2015 for background surrounding the impairment charge recognized in 2015 related to Middlemount. The carrying value of the loans of $58.6 million and $65.2 million was reflected in "Investments and other assets" in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(Dollars in millions)
Land and coal interests	$10,501.7	$10,503.7
Buildings and improvements	1,539.8	1,506.0
Machinery and equipment	2,256.6	2,280.4
Less: Accumulated depreciation, depletion and amortization	(5,236.2)	(5,031.6)
Total, net	$9,061.9	$9,258.5
(12)  Income Taxes
The Company’s income tax benefits of $95.8 million and $90.1 million for the six months ended June 30, 2016 and 2015, respectively, included a tax benefit related to the remeasurement of foreign income tax accounts of $0.3 million and $0.2 million, respectively. The Company's income tax benefits of $30.0 million and $93.1 million for the three months ended June 30, 2016 and 2015, respectively included a tax benefit related to the remeasurement of foreign income tax accounts of $0.2 million and zero, respectively. The Company's effective tax rate before remeasurement for the six months ended June 30, 2016 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax benefit, offset by foreign rate differential and changes in valuation allowance, plus tax benefits for expected refunds for U.S. net operating loss carrybacks and a tax allocation to results from continuing operations related to the tax effects of items credited directly to “Other comprehensive income”.
(13)     Current and Long-term Debt
The Company’s total indebtedness as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(Dollars in millions)
2013 Revolver	$1,210.3	$—
2013 Term Loan Facility due September 2020	1,154.5	1,156.3
6.00% Senior Notes due November 2018	1,509.9	1,508.9
6.50% Senior Notes due September 2020	645.8	645.5
6.25% Senior Notes due November 2021	1,327.7	1,327.0
10.00% Senior Secured Second Lien Notes due March 2022	962.3	960.4
7.875% Senior Notes due November 2026	245.9	245.8
Convertible Junior Subordinated Debentures due December 2066	367.1	366.2
DIP Term Loan Facility	457.4	—
Capital lease obligations	24.4	30.3
Other	0.5	0.8
	7,905.8	6,241.2
Less: Liabilities subject to compromise	7,423.5	—
Less: Current portion of long-term debt	482.3	5,874.9
Long-term debt	$—	$366.3
The carrying amounts of the 2013 Term Loan Facility due September 2020, the 6.00% Senior Notes due November 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due November 2021, the 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes), the 7.875% Senior Notes due November 2026, the Convertible Junior Subordinated Debentures due December 2066 (the Debentures) and the DIP Term Loan Facility (as defined below) have been presented above net of the respective unamortized debt issuance costs and original issue discounts, as applicable.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's consolidated financial statements as of December 31, 2015 were prepared under a going concern opinion, and as such, all of its long-term debt with the exception of the Debentures was classified as current. As of June 30, 2016, all of the Company's long-term debt with the exception of the DIP Term Loan Facility (as defined below) and certain other debt arrangements was recorded in “Liabilities subject to compromise” in the condensed consolidated balance sheets. The DIP Term Loan Facility (as defined below) and certain other debt arrangements were recorded in “Current portion of long-term debt” in the condensed consolidated balance sheets as of June 30, 2016.
During the first quarter of 2016, the Company borrowed $947.0 million under the $1.65 billion revolving credit facility (as amended, the 2013 Revolver) for general corporate purposes. As of the Petition Date, the Company had approximately $675 million letters of credit outstanding on the 2013 Revolver.  Subsequent to the Petition Date, certain counterparties drew on a portion of those letters of credit.  The letters of credit were in place to support various types of obligations, though the most significant items related to bank guarantees in place for certain reclamation obligations in Australia.  The draws required the recording of previously off-balance sheet liabilities, except in certain instances where the Company had previously recorded a liability, and as such have been reflected as additional borrowings under the 2013 Revolver.  The total of such letters of credit was $263.3 million during the three months ended June 30, 2016. "Investments and other assets" in the condensed consolidated balance sheets as of June 30, 2016 includes $229.2 million of collateral in support of certain of these obligations.
As a result of filing the Bankruptcy Petitions on April 13, 2016, as discussed in Note 1. "Basis of Presentation", the Company is in default under the 2013 Credit Facility and as such the 2013 Revolver can no longer be utilized.
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

•
Subordinated Indenture governing $732.5 million outstanding aggregate principal amount of the Company’s Convertible Junior Subordinated Debentures due 2066, dated as of December 20, 2006, among the Company and U.S. Bank, as supplemented; and

•
Amended and Restated Credit Agreement, as amended and restated as of September 24, 2013 (the 2013 Credit Facility), related to $1,170.0 million outstanding aggregate principal amount of term loans under the 2013 Term Loan Facility and $1,650.0 million in the 2013 Revolver which includes approximately $675 million of posted but undrawn letters of credit and approximately $947 million in outstanding borrowings, by and among the Company, Citibank, N.A., as administrative agent, swing line lender and letter of credit (L/C) issuer, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Crédit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC and RBS Securities Inc., as joint lead arrangers and joint book managers, and the lender parties thereto, as amended by that certain Omnibus Credit Agreement, dated as of February 5, 2015.

During March 2016, the Company elected to exercise the 30-day grace period with respect to a $21.1 million semi-annual interest payment due March 15, 2016 on the 6.50% Senior Notes due September 2020 and a $50.0 million semi-annual interest payment due March 15, 2016 on the Senior Secured Second Lien Notes. The Company elected to allow the grace period to lapse without making the interest payments.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the filing of the Bankruptcy Petitions, all unpaid principal and accrued and unpaid interest related to the Company's Debt Instruments due thereunder became immediately due and payable.  Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
The Company is also required to pay monthly adequate protection payments to the First Lien Secured Parties in accordance with the rates defined in the 2013 Credit Facility. The adequate protection payments were recorded as "Interest expense" in the unaudited condensed consolidated statement of operations, which totaled $26.8 million for the three and six months ended June 30, 2016.
The Company has not recorded interest expense on the 6.00% Senior Notes due November 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due November 2021, the Debentures, the Senior Secured Second Lien Notes or the 7.875% Senior Notes due November 2026 since the filing of the Bankruptcy Petitions on the Petition Date. The Company's contractual interest obligation was $139.5 million and $265.7 million for the three and six months ended June 30, 2016, respectively; however, $80.5 million of interest expense was automatically stayed during the three and six months ended June 30, 2016, respectively, in accordance with Section 502(b)(2) of the Bankruptcy Code.
DIP Financing
On the Petition Date, the Debtors also filed a motion (the DIP Motion) seeking authorization to use cash collateral and to approve financing (the DIP Financing) under that certain Superpriority Secured Debtor-In-Possession Credit Agreement (the DIP Credit Agreement) by and among the Company as borrower, Peabody Global Funding, LLC, formally known as the Global Center for Energy and Human Development and certain Debtors party thereto as guarantors (the Guarantors and together with the Company, the Loan Parties), the lenders party thereto (the DIP Lenders) and Citibank, N.A. as Administrative Agent (in such capacity, the DIP Agent) and L/C Issuer. The DIP Credit Agreement provides for (i) a term loan not to exceed $500 million (the DIP Term Loan Facility), of which $200 million was made available upon entry of an interim order, the remaining $300 million pending the entry of the final order approving the DIP Credit Agreement (the Final Order), secured by substantially all of the assets of the Loan Parties, subject to certain excluded assets and carve outs and guaranteed by the Loan Parties (other than the Company), which would be used for working capital and general corporate purposes, to cash collateralize letters of credit and to pay fees and expenses, (ii) a cash collateralized letter of credit facility in an amount up to $100 million (the L/C Facility), and (iii) a bonding accommodation facility in an amount up to $200 million consisting of (x) a carve-out from the collateral with superpriority claim status, subject only to the fees carve-out, entitling the authority making any bonding request to receive proceeds of collateral first in priority before distribution to any DIP Lender or other prepetition secured creditor, except for letters of credit issued under the DIP Credit Agreement and/or (y) a letter of credit facility (the Bonding L/C Facility). The aggregate face amount of all letters of credit issued under the L/C Facility and the Bonding L/C Facility shall not at any time exceed $50 million without DIP Lender consent.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to customary events of default, the DIP Credit Agreement contains the following milestones relating to the Chapter 11 Cases certain of which milestones have been modified as reflected below pursuant to amendments to the DIP Credit Agreement entered into since the Petition Date, the failure of which, if not cured, amended or waived, would result in an event of default:

•	not later than 120 days following the Petition Date, delivery of the U.S. Business Plan and the Australian Business Plan;

•
not later than the earlier to occur of (i) the date that is three business days following the entry of the Final Order and (ii) the date that is 45 days following the Petition Date, a declaratory judgment action shall be commenced by the Company (without prejudice to the rights of any party-in-interest to commence such a declaratory judgment action or any other proceeding) seeking a determination of the Principal Property Cap (including the amount thereof) and which of the U.S. Mine complexes are Principal Properties (the CNTA Issues), and not later than 181 days following the Petition Date of the Chapter 11 Cases, the Bankruptcy Court shall have entered an order determining the CNTA Issues (the CNTA Order Date);

•
not later than the later of (i) 30 days following the CNTA Order Date and (ii) 210 days following the Petition Date, the filing of an Acceptable Reorganization Plan (as defined below) and related disclosure statement;

•	not later than 270 days following the Petition Date, entry of an order approving a disclosure statement for an Acceptable Reorganization Plan; and

•
not later than 330 days following the Petition Date, the entry of an order confirming an Acceptable Reorganization Plan and not later than 360 days following the Petition Date, effectiveness of an Acceptable Reorganization Plan.

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
On April 15, 2016, the Bankruptcy Court issued an order approving the DIP Motion on an interim basis and authorizing the Loan Parties to, among other things, (i) enter into the DIP Credit Agreement and initially borrow up to $200 million, (ii) obtain a cash collateralized letter of credit facility in the aggregate amount of up to $100 million, and (iii) an accommodation facility for bonding requests in an aggregate stated amount of up to $200 million. On April 18, 2016, the Company entered into the DIP Credit Agreement with the DIP Lenders and borrowed $200 million under the DIP Term Loan Facility. On May 17, 2016, the Bankruptcy Court approved the DIP Financing on a final basis and entered an order to that effect on May 18, 2016. On May 19, 2016, following entry of the Final Order, the Company borrowed the remaining $300 million available under the DIP Term Loan Facility.
The scheduled maturity under the DIP Credit Agreement is the earliest of (a) the Scheduled Termination Date, (b) 45 days after the entry of the Interim Order if the Final Order has not been entered prior to the expiration of such 45-day period (as such period may be extended with the consent of certain DIP Lenders), (c) the substantial consummation of a plan of reorganization filed in the cases that is confirmed pursuant to an order entered by the Bankruptcy Court, (d) the acceleration of the loans and the termination of commitments with respect to the DIP Credit Agreement and (e) a sale of all or substantially all of the assets of the Company (or the Loan Parties) pursuant to Section 363 of the Bankruptcy Code. Borrowings under the DIP Term Loan Facility bear interest at an interest rate per annum equal to, at the Company's option (i) LIBOR plus 9.00%, subject to a 1.00% LIBOR floor or (ii) the base rate plus 8.00%.
“Scheduled Termination Date” means the date that is 12 months after the closing date; provided that such date may, at the election of the Company, be extended by up to an additional 6 months so long as, at the time such extension shall become effective, (w) there shall exist no default under the DIP Credit Agreement, (x) the representations and warranties of the Loan Parties therein shall be true and correct in all material respects, (y) the Company shall have paid or caused to be paid to the DIP Agent for the account of each DIP Lender an extension fee in an amount equal to 2.50% of such DIP Lender’s outstanding exposure under the DIP Term Loan Facility at such time and (z) the Company shall have delivered to the DIP Agent an updated DIP budget covering the additional period to be effected by such extension.
The Company paid aggregate debt issuance costs of $25.6 million during the three and six months ended June 30, 2016 related to the DIP Term Loan Facility, which will be amortized over a 12-month period.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intercompany Loan Facility
Prior to the Petition Date, the Company made available to its Australian platform a committed $250 million revolving intercompany loan facility (Intercompany Loan Facility). The Intercompany Loan Facility is designed to provide additional liquidity to support the ongoing operations of the Australian business during the Chapter 11 Cases, with draw amounts being tied to operating budgets and subject to certain availability restrictions. In accordance with the terms of the DIP Credit Agreement, the aggregate outstanding principal amount shall not exceed $250 million at any one time, which amount shall be subject to increase by up to $200 million with the written consent of the DIP Lenders. The consent of the DIP Lenders is also required to grant liens valued at 50% or more of the assets collateralizing the Intercompany Loan Facility. As of June 30, 2016, there were no amounts outstanding on the Intercompany Loan Facility.
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
(14) Pension and Postretirement Benefit Costs
Net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Service cost for benefits earned	$0.7	$0.7	$1.3	$1.3
Interest cost on projected benefit obligation	10.3	10.1	20.7	20.2
Expected return on plan assets	(11.3)	(12.1)	(22.6)	(24.1)
Amortization of prior service cost and net actuarial loss	6.3	10.2	12.5	20.4
Net periodic pension cost	$6.0	$8.9	$11.9	$17.8

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of June 30, 2016, the Company's qualified plans were expected to be at or above the Pension Protection Act thresholds and therefore are expected to avoid benefit restrictions and at-risk penalties for 2016. During the six months ended June 30, 2016, the Company contributed $0.1 million to its qualified pension plans. During the three and six months ended June 30, 2016, the Company contributed $0.2 million and $0.6 million respectively, to its non-qualified pension plans. On November 2, 2015, the Bipartisan Budget Act of 2015 (BBA15) was signed into law, which extends pension funding stabilization provisions that were part of the Highway and Transportation Funding Act of 2014 (HATFA) and the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21). Under BBA15, the pension funding stabilization provisions temporarily increased the interest rates used to determine pension liabilities for purposes of minimum funding requirements through 2020. Similar to MAP-21, BBA15 is not expected to change the Company's total required cash contributions over the long term, but is expected to reduce the Company's required cash contributions through 2020 if current interest rate levels persist. Based upon minimum funding requirements in accordance with HATFA and BBA15, the Company expects to contribute approximately $0.5 million to its pension plans to meet minimum funding requirements for its qualified plans in 2016. Contributions to non-qualified pension plans will no longer occur subsequent to April 12, 2016 as a result of filing the Bankruptcy Petitions.
Net periodic postretirement benefit cost included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Service cost for benefits earned	$2.6	$2.8	$5.2	$5.6
Interest cost on accumulated postretirement benefit obligation	8.6	8.4	17.1	16.9
Amortization of prior service cost and net actuarial loss	2.3	4.5	4.7	9.0
Net periodic postretirement benefit cost	$13.5	$15.7	$27.0	$31.5
(15) Accumulated Other Comprehensive Loss
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto recorded during the six months ended June 30, 2016:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
	(Dollars in millions)
December 31, 2015	$(146.4)	$(263.8)	$31.8	$(240.5)	$(618.9)
Reclassification from other comprehensive income to earnings	—	10.5	(3.3)	89.1	96.3
Current period change	0.9	—	—	—	0.9
June 30, 2016	$(145.5)	$(253.3)	$28.5	$(151.4)	$(521.7)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the three months ended June 30, 2016 and 2015:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive loss components	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(5.1)	$(6.2)	Operating costs and expenses
Defined benefit pension plans	(5.1)	(8.2)	Operating costs and expenses
Defined benefit pension plans	(1.1)	(1.7)	Selling and administrative expenses
Insignificant items	2.9	1.9
	(8.4)	(14.2)	Total before income taxes
	3.1	10.5	Income tax benefit
	$(5.3)	$(3.7)	Total after income taxes

Prior service credit associated with postretirement plans:
Postretirement health care and life insurance benefits	$2.8	$1.7	Operating costs and expenses
Defined benefit pension plans	(0.1)	(0.3)	Operating costs and expenses
	2.7	1.4	Total before income taxes
	(1.0)	(1.1)	Income tax provision
	$1.7	$0.3	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$(40.2)	$(80.8)	Operating costs and expenses
Fuel and explosives commodity swaps	(22.2)	(25.1)	Operating costs and expenses
Coal trading futures, swaps and options	—	9.1	Other revenues
Insignificant items	(0.1)	(0.1)
	(62.5)	(96.9)	Total before income taxes
	23.1	75.9	Income tax benefit
	$(39.4)	$(21.0)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the six months ended June 30, 2016 and 2015:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive loss components	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(10.2)	$(12.4)	Operating costs and expenses
Defined benefit pension plans	(10.2)	(16.5)	Operating costs and expenses
Defined benefit pension plans	(2.1)	(3.4)	Selling and administrative expenses
Insignificant items	5.8	4.0
	(16.7)	(28.3)	Total before income taxes
	6.2	10.5	Income tax benefit
	$(10.5)	$(17.8)	Total after income taxes

Prior service credit associated with postretirement plans:
Postretirement health care and life insurance benefits	$5.5	$3.4	Operating costs and expenses
Defined benefit pension plans	(0.2)	(0.5)	Operating costs and expenses
	5.3	2.9	Total before income taxes
	(2.0)	(1.1)	Income tax provision
	$3.3	$1.8	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$(94.1)	$(154.4)	Operating costs and expenses
Fuel and explosives commodity swaps	(47.0)	(55.3)	Operating costs and expenses
Coal trading futures, swaps and options	—	22.4	Other revenues
Insignificant items	(0.3)	(0.3)
	(141.4)	(187.6)	Total before income taxes
	52.3	72.6	Income tax benefit
	$(89.1)	$(115.0)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Other Events
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
In 2016, the Company has continued to drive operational efficiencies, optimize production across its mining platform and control operational and administrative expenses. Included in the Company's unaudited condensed consolidated statements of operations were aggregate restructuring charges, primarily comprised of cash severance costs, of $3.1 million and $21.2 million for the three months ended June 30, 2016 and 2015, respectively, and $15.2 million and $21.2 million, for the six months ended June 30, 2016 and 2015, respectively.
Restricted Cash
As of June 30, 2016 the Company had restricted cash of $32.6 million included in “Investments and other assets”.  The restricted cash represents collateral for financial assurances associated with reclamation and other obligations. Refer to Note 18. "Financial Instruments and Other Guarantees" for details regarding the remaining $47.1 million in restricted cash.
Take-or-pay Obligations
During the six months ended June 30, 2016, the Company amended contracts to reduce certain U.S. transportation and logistics costs. In connection with these amendments, the Company will realize a net reduction of approximately $45 million in estimated liquidated damage payments that otherwise would have become due with respect to these take-or-pay obligations in 2017. In connection with these amendments, the Company paid liquidated damages of $15.5 million during the six months ended June 30, 2016.
Divestitures
In May 2016, the Company completed the sale of its 5.06% participation interest in the Prairie State Energy Campus to the Wabash Valley Power Association for $57.1 million. The Company recognized a gain on sale of $6.2 million related to the transaction, which was classified in "Net gain on disposal of assets" in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016.
In May 2016, the Company entered into sale and purchase agreements with Australia-based Pembroke Resources to sell its interest in undeveloped metallurgical reserve tenements in Queensland's Bowen Basin for $64.1 million in cash plus a royalty stream. As of June 30, 2016, the Company had received cash proceeds of $48.1 million as part of the transaction, with the remaining $16.0 million of cash proceeds received on July 7, 2016 upon the granting of certain governmental and regulatory approvals. The transaction included Olive Downs South, Olive Downs South Extended and Willunga tenements. The Company recognized a gain on sale of $2.8 million related to the transaction, which was classified in "Net gain on disposal of assets" in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016.
In November 2015, the Company entered into a definitive agreement to sell its New Mexico and Colorado assets to a subsidiary of Bowie Resource Partners, LLC (Bowie) in exchange for cash proceeds of $358 million and the assumption of certain liabilities. Bowie agreed to pay the Company $20 million if it failed to obtain financing within the time frame allotted under the agreement (Termination Fee). Bowie did not obtain the necessary financing within the time allowed under the agreement, nor the additional time Peabody agreed to provide at Bowie's request. On April 12, 2016, Peabody then requested that the Termination Fee be paid, which Bowie has not done. The Company has brought action against Bowie to recover the Termination Fee, interest and certain costs.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Contract Amendment
During the quarter ended June 30, 2016, the Company amended its arrangements concerning its long-term supply contract with the largest customer of its Australian Thermal Mining segment as a result of the Debtors' Bankruptcy Petitions. Coal under the supply contract is sourced from the Company's Wilpinjong Mine. The Bankruptcy Petitions enabled the customer to exercise their contractual step-in rights to appoint a receiver to operate the mine within the parameters of the agreement; however, the customer has not exercised this right. Under the new arrangements, the Company's subsidiary has agreed to post cash collateral of $50.0 million Australian dollars by September 15, 2016, $20.0 million Australian dollars of which was posted as of June 30, 2016. The subsidiary also agreed to maintain compliance with additional covenants and restrictions, including achieving minimum quarterly cash flow and production volumes in relation to specific forecasted amounts. If these conditions are met, the customer will not exercise their step-in rights to appoint a receiver. The arrangements provide for remedial action where certain covenants are not met; but noncompliance could result in termination of the amended arrangements and enable the customer to exercise step-in rights to appoint a receiver to operate the Wilpinjong Mine. As of August 5, 2016, the Company was in compliance with the covenants and restrictions under the new arrangements.
Impact of the Chapter 11 Cases on Certain Leases
The Company leases equipment and facilities under various noncancelable lease agreements. Certain lease agreements were subject to the restrictive covenants of the 2013 Credit Facility and include cross-acceleration provisions, under which the lessor could require certain remedies including, but not limited to, immediate recovery of the present value of any remaining lease payments. In relation to the Company's non-debtor subsidiaries, the Company is in various stages of negotiating stand-still arrangements with some lessors where the lessor will not exercise those rights. The Company does not believe it is probable the lessors will exercise those rights for the non-debtor subsidiaries. The lessors' rights related to the Debtor subsidiaries were automatically stayed as a result of the filing of the Chapter 11 Cases. As of June 30, 2016, the Company had approximately $240 million of remaining commitments under these non-debtor lease arrangements.
(17) Earnings per Share (EPS)
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
For all but the performance units, which are further described in Note 18. "Share-Based Compensation" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For the Company’s performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted. For further discussion of the Company’s share-based compensation awards, see Note 18. "Share-Based Compensation" to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computation of diluted EPS also excluded aggregate share-based compensation awards of approximately 0.4 million and 0.6 million for the three months ended June 30, 2016 and 2015, respectively, and 0.4 million and 0.6 million for the six months ended June 30, 2016 and 2015, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS. The number of shares and per share amounts for all periods presented below have been retroactively restated to reflect the Reverse Stock Split discussed in Note 1. "Basis of Presentation."

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions, except per share data)
EPS numerator:
Loss from continuing operations, net of income taxes	$(230.8)	$(1,007.2)	$(392.5)	$(1,171.6)
Less: Net income attributable to noncontrolling interests	1.7	1.8	1.7	5.1
Loss from continuing operations attributable to common stockholders, after allocation of earnings to participating securities	(232.5)	(1,009.0)	(394.2)	(1,176.7)
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(3.0)	(36.3)	(6.4)	(45.2)
Net loss attributable to common stockholders, after earnings allocated to participating securities	$(235.5)	$(1,045.3)	$(400.6)	$(1,221.9)

EPS denominator:
Weighted average shares outstanding — basic and diluted	18.3	18.2	18.3	18.1

Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(12.71)	$(55.59)	$(21.56)	$(65.09)
Loss from discontinued operations	(0.16)	(2.00)	(0.35)	(2.50)
Net loss attributable to common stockholders	$(12.87)	$(57.59)	$(21.91)	$(67.59)
(18) Financial Instruments and Other Guarantees
In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2016, the Company had the following financial instruments and other guarantees:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other (1)	Total	Letters of Credit and Cash Collateral in Support of Financial Instruments
	(Dollars in millions)
Self-bonding	$1,140.3	$—	$—	$—	$1,140.3	$—
Surety bonds (2)	321.0	107.6	19.1	15.1	462.8	112.6
Bank guarantees	268.9	—	—	60.7	329.6	331.1
Other letters of credit	—	—	55.2	150.0	205.2	—
Total	$1,730.2	$107.6	$74.3	$225.8	$2,137.9	$443.7

(1)
Other includes the $79.7 million in letters of credit related to Dominion Terminal Associates and TXU Europe Limited described below and an additional $146.1 million in bank guarantees, letters of credit and surety bonds related to collateral for road maintenance, performance guarantees and other operations.

(2)
A total of $72.5 million of letters of credit and cash collateral in support of surety bonds related to Patriot have been excluded from above as they no longer represent off-balance sheet obligations as discussed in Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation".

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which, in the aggregate, provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. As of June 30, 2016, the Company’s maximum reimbursement obligation to the commercial bank was in turn supported by letters of credit totaling $42.7 million, of which $39.9 million were drawn on July 1, 2016 to repay the outstanding bonds. As a result, the bonds were retired with the balance of the letters of credit canceled.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make contributions to two of the Company’s qualified defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (a process similar to bankruptcy proceedings in the U.S.) and continues under this process as of June 30, 2016. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
Self-Bonding
On July 26, 2016, the Company filed three motions with the Bankruptcy Court seeking approval of Stipulations and Orders (collectively, the “Stipulations”) regarding settlement agreements entered into with the states of Wyoming, New Mexico and Indiana. The Stipulations supply the relevant state authorities with additional financial assurance for the Company’s performance of its reclamation obligations by entitling them to (i) claims in the Chapter 11 Cases that have priority over any or all administrative expenses of the kind specified in section 503(b) of the Bankruptcy Code for the specified values set forth in the Stipulations and (ii) in the case of Indiana, $7.5 million in letters of credit related to closed mining operations, together not to exceed the full amount of the $200 million bonding accommodation facility provided for in the DIP Credit Agreement. In addition to providing supplemental financial assurances to these states, the Company has agreed to, among other things, quarterly reclamation activity status meetings as well as targeting reductions in the amount of bonds outstanding with these states. Pursuant to the Stipulations, the states of Wyoming, New Mexico, and Indiana would effectively deem the Company’s bonding requirements satisfied for the pendency of the Chapter 11 Cases. The motions are expected to be heard by the Bankruptcy Court on August 17, 2016.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As previously disclosed, the Company's ability to self-bond reduces the Company's costs of securing reclamation obligations and enhances liquidity to the extent alternate forms of bonding would require the Company to post collateral. To the extent the Company is unable to maintain its current level of self-bonding due to legislative or regulatory changes, changes in the Company's financial condition or for any other reason, the Company may be required to obtain replacement financial assurances or security. Further, self-bonding is permitted at the discretion of each state. As of June 30, 2016, the Company was self-bonded in Illinois, Indiana, New Mexico and Wyoming. On April 29, 2016, Peabody received a letter from the Illinois Department of Natural Resources that requires the Company to replace a total of approximately $92 million of self-bonding with alternative forms of assurance for reclamation obligations in the state of Illinois within 90 days; however this deadline has been extended to October 31, 2016. The Company is in preliminary discussions with Illinois, Indiana, New Mexico and Wyoming regarding the Company’s reclamation bonding over the long term.
Accounts Receivable Securitization
On March 25, 2016, the Company amended and restated its accounts receivable securitization program (securitization program) to, among other things, extend the term of the program by two years to March 23, 2018 and reduce the maximum availability under the facility from $275.0 million to $180.0 million. The accessible capacity of the program varies daily, dependent upon the actual amount of receivables available for contribution and various reserves and limits. As of June 30, 2016, $47.1 million was deposited in a collateral account to secure obligations under the facility.
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
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the six months ended June 30, 2016, the Company received total consideration of $1,298.1 million related to accounts receivable sold under the securitization program, including $635.0 million of cash up front from the sale of the receivables, an additional $494.8 million of cash upon the collection of the underlying receivables and $168.3 million that had not been collected at June 30, 2016 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was zero and $168.5 million at June 30, 2016 and December 31, 2015, respectively.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $2.4 million and $0.4 million for the three months ended June 30, 2016 and 2015, and $3.2 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.
During the second quarter of 2016, the Company executed two additional amendments to the March 25, 2016 agreement. These amendments permit the continuation of the securitization program through the Company’s Chapter 11 Cases. On April 12, 2016, the Company entered into an amendment to its securitization program to state that the filing of the Bankruptcy Petitions would not result in an automatic termination of the securitization program that would result in the acceleration of the obligations thereunder. On the Petition Date, the Debtors filed a motion seeking Bankruptcy Court approval of the continuation of the securitization program on the terms set forth in the amendments. On April 15, 2016, the Bankruptcy Court entered an order approving this motion on an interim basis. On April 18, 2016, the Company entered into an additional amendment to its securitization program to (i) change the maturity date to the earlier of March 23, 2018 and the emergence of the Company from the Chapter 11 Cases, (ii) revise the schedule of fees and (iii) enter into an additional performance guarantee by the Company’s subsidiaries that are contributors under the securitization facility promising to fulfill obligations of the other contributors. On May 17, 2016, the Bankruptcy Court approved the securitization program on a final basis and entered an order to that effect on May 18, 2016.
Other
Included in "Liabilities subject to compromise" and "Other noncurrent liabilities", respectively, in the Company's condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 is a liability of $38.4 million related to certain commitments provided on behalf of a third-party coal producer associated with a 2007 purchase of coal reserves and surface lands in the Illinois Basin.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
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
(19) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2016, purchase commitments for capital expenditures were $13.6 million, all of which is obligated within the next 12 months.
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
The Debtors have filed notices of the bankruptcy filings and suggestions of stay in the applicable domestic matters involving one or more of the Debtors as discussed below and in Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation". It is currently unclear whether or how the Company’s Chapter 11 Cases will affect the liabilities described in Note 20.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
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
On December 8, 2015, QBH filed a claim in the Supreme Court of Queensland, Australia seeking specific performance of the Company subsidiary’s obligation to enter into a new CPSA as described above and payment of $11.8 million Australian dollars representing amounts invoiced by QBH from January through November 2015, plus additional amounts for interest and attorney fees. On January 29, 2016, the Company subsidiary filed a defense to these claims. On February 15, 2016, QBH filed an application for summary judgment, which QBH subsequently agreed to adjourn to a date to be fixed, seeking an order requiring the Company subsidiary to execute a new CPSA and seeking additional amounts invoiced by QBH through February 2016, plus additional interest on these amounts and attorney fees.  On February 29, 2016 QBH filed an amended statement of claim.  The Company subsidiary filed a defense to the amended statement of claim on March 22, 2016.  QBH filed an amended statement of claim in answer to the Company’s amended defense on April 12, 2016. The only change by QBH was to plead that if the Company is correct in its claim that the CSPA was repudiated by the Company and validly terminated by QBH’s acceptance of that repudiation, then QBH claims damages in the alternative. The Company filed an amended defense on May 3, 2016. On May 25, 2016, QBH filed a reply and answer to the Company subsidiary’s amended defense.
While the ultimate impact of the litigation is subject to a wide range of uncertainty, the Company recognized a charge of $9.7 million to discontinued operations during 2015, of which $7.6 million was recorded in the six months ended June 30, 2015. It is possible that additional exposure may exist although the Company cannot reasonably estimate any such additional exposure.
Lori J. Lynn Class Action. On June 11, 2015, a former Peabody Investments Corp. (PIC) employee filed a putative class action lawsuit in the United States District Court, Eastern District of Missouri on behalf of three of the Company’s or its subsidiaries' 401(k) retirement plans and certain participants and beneficiaries of the plans. The lawsuit, which was brought against Peabody Energy Corporation (PEC), Peabody Holding Company, LLC (PHC), PIC and a number of the Company’s and PIC’s current and former executives and employees, alleges breach of fiduciary duties and seeks monetary damages under the Employee Retirement Income Security Act of 1974 (ERISA) relating to the offering of the Peabody Energy Stock Fund as an investment option in the 401(k) retirement plans.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 8, 2015, the plaintiffs filed an amended complaint which, among other things, named a new plaintiff and named all of the current members and two former members of the relevant boards of directors as defendants. The class period (December 2012 to present) remains unchanged. On November 9, 2015, the defendants filed a motion seeking dismissal of all claims.
Plaintiffs filed a second amended complaint on March 11, 2016 that included new allegations against the Company related to the Company's disclosure to investors of risks associated with climate change and related legislation and regulations. The second amended complaint also added the three committees responsible for administering the three 401(k) retirement plans at issue and dropped several individual defendants, including current directors of PEC's board of directors. As a result of filing the Chapter 11 Cases, the plaintiffs voluntarily dismissed the three Debtor defendants (PEC, PIC and PHC) and elected to proceed against the individual defendants and the three named committees with the second amended complaint.
CNTA Dispute. On May 20, 2016, the Company filed a complaint and a request for declaratory judgment in the Bankruptcy Court  against Citibank, N.A. (in its capacity as Administrative Agent under the Company’s 2013 Credit Facility), among others, regarding  the extent of certain collateral and secured claims of certain prepetition creditors. On June 13, 2016, Citibank, N.A. filed an answer and counter-claim for declaratory judgment.  On June 14, 2016, two motions to intervene were filed, one from the official Unsecured Creditors Committee and another from a group of creditors holding $1.65 billion in face value of the Company's Senior Notes. The intervention motions were granted on July 7, 2016. The result of this action could impact respective recoveries for secured and unsecured creditors in the Chapter 11 Cases.
APS/PacifiCorp Litigation. The Arizona Public Service Company (APS) and PacifiCorp filed a motion in the Bankruptcy Court seeking authorization to allow it to terminate a coal sales agreement, which accounts for approximately half of the Company's El Segundo Mine sales volume. The Company filed a complaint for APS’s and PacifiCorp’s violation of the automatic stay applicable to the Chapter 11 Cases and breach of the coal sales agreement. The Company intends to vigorously pursue its rights under the coal sales agreement, and against APS/PacifiCorp for the violations of the automatic stay and the coal sales agreement.
Claims, Litigation and Settlements Relating to Indemnities or Historical Operations
Environmental Claims and Litigation Arising From Historical, Non-Coal Producing Operations. Gold Fields Mining, LLC (Gold Fields) is a non-coal producing entity that was previously managed and owned by Hanson plc, the Company's predecessor owner. In a February 1997 spin-off, Hanson plc transferred ownership of Gold Fields to PEC despite the fact that Gold Fields had no ongoing operations and PEC had no prior involvement in the past operations of Gold Fields. Gold Fields is currently one of PEC's subsidiaries. As part of separate transactions, both PEC and Gold Fields also agreed to indemnify Blue Tee with respect to certain claims relating to the historical operations of a predecessor of Blue Tee, which is a former affiliate of Gold Fields. Neither PEC nor Gold Fields had any involvement with the past operations of the Blue Tee predecessor.
Pursuant to the indemnity, Blue Tee has tendered its environmental claims for remediation, past cost and future costs, and/or natural resource damages (Blue Tee Liabilities) to Gold Fields. Although Gold Fields has paid remediation costs as a result of the indemnification obligations, Blue Tee has been identified as a potentially responsible party (PRP) at six designated national priority list (NPL) sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar statutes. Of these sites where Blue Tee has been identified as a PRP, neither Gold Fields nor PEC is a party to any cleanup orders relating to the operations of Blue Tee’s predecessor. In addition to the NPL sites, Blue Tee has been named a PRP at a minimum of twelve other sites, where Gold Fields has either paid remediation costs or settled the environmental claims on behalf of Blue Tee. As a result of filing the Chapter 11 Cases, Gold Fields has now stopped paying these remediation costs.
Environmental claims for remediation, past and future costs, and/or natural resource damages also have been asserted by the EPA and natural resources trustees against Gold Fields related to historical activities of Gold Fields’ predecessor. Gold Fields has been identified as a PRP at four NPL sites and has been conducting response actions or working with EPA to resolve past cost recovery claims at these sites pursuant to cleanup orders or other negotiations. As a result of filing the Chapter 11 Cases, Gold Fields has ceased its response actions and other engagement with EPA at these sites.
Undiscounted liabilities for environmental cleanup-related costs relating to (i) the contractual indemnification obligations owed to Blue Tee and (ii) for the sites noted above for which Gold Fields has been identified as a PRP as a result of the operations of its predecessor, are collectively estimated to be $62.9 million and $66.9 million as of June 30, 2016 and December 31, 2015, respectively, in the condensed consolidated balance sheets. The majority of these estimated costs relate to Blue Tee site liabilities.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant uncertainty exists as to whether any claims relating to the above-described liabilities will be pursued, and where they are pursued, the amount and timing of the eventual costs and liabilities, which could be greater or less than the liabilities recorded in the condensed consolidated balance sheets. Changes to cost estimates associated with a particular site can occur for many reasons, including, but not limited to, the gathering of additional information at the site, the completion of the remedial design phase of the CERCLA remediation process, changes in anticipated remediation standards or labor and material costs, the outcome of natural resources assessments by trustees, or the reaching of a settlement agreement or consent order by the parties at the site. Based on the Company's evaluation of the issues and their potential impact, the total amount of any future loss cannot be reasonably estimated. However, based on current information, the Company believes these claims are likely to be resolved without a material adverse effect on its financial condition, results of operations or cash flows.
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
(20) Matters Related to the Bankruptcy of Patriot Coal Corporation
In 2012, Patriot filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. In 2013, the Company entered into a definitive settlement agreement (2013 Agreement) with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all then disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Eastern District of Virginia and subsequently initiated a process to sell some or all of its assets to qualified bidders. On October 9, 2015, Patriot's bankruptcy court entered an order confirming Patriot's plan of reorganization, which provided, among other things, for the sale of substantially all of Patriot's assets to two different buyers.
Credit Support
As part of the 2013 Agreement, the Company has provided certain credit support to Patriot. In connection with Patriot’s filing in May 2015, the Company has recorded $20.9 million of credit support provided to Patriot as a liability on the Company's condensed consolidated balance sheet as of June 30, 2016, of which $15.7 million was supported by letters of credit.
Due to Patriot’s May 2015 bankruptcy filing, the Company recorded a net charge of $34.7 million to increase its liability related to the credit support to the estimated fair value of the portion of the credit support exposed to nonperformance by Patriot. That net charge included a $16.6 million correction of an error reflected in discontinued operations in the year ended December 31, 2015 to derecognize a liability that had been previously recorded to the Company’s historical financial statements in 2014 and 2013. The Company reflected the correction as an out-of-period adjustment because it considers the impact of the error to be quantitatively and qualitatively immaterial to the total mix of information available in the Company’s 2015 and historical financial statements.
Black Lung Occupational Disease Liabilities
Patriot has federal and state black lung occupational disease liabilities related to workers employed in periods prior to Patriot’s spin-off from the Company in 2007. Upon spin-off, Patriot indemnified the Company against any claim relating to these liabilities, which amounted to approximately $150 million at that time. The indemnification included any claim made by the U.S. Department of Labor (DOL) against the Company with respect to these obligations as a potentially liable operator under the Federal Coal Mine Health and Safety Act of 1969. The definitive settlement agreement reached in 2013 included Patriot’s affirmance of indemnities provided in the spin-off agreements, including the indemnity relating to such black lung liabilities.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

By statute, the Company remains secondarily liable for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability at June 30, 2016 was $131.7 million. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability as appropriate. The amount of the Company's recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot's workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern. The Company estimates that the annual cash cost to fund these potential Black Lung liabilities will range between $10 million and $15 million.
UMWA VEBA Payments
In connection with the 2013 Agreement, the Company was required to provide total payments of $310.0 million, payable over four years through 2017, to partially fund the newly established voluntary employee beneficiary association (VEBA) and settle all Patriot and UMWA claims involving the Patriot bankruptcy. Those payments included an initial payment of $90.0 million made in January 2014, comprised of $70.0 million paid to Patriot and $20.0 million paid to the VEBA, and a payment of $75.0 million made in January 2015 to the VEBA. The settlement agreement also contemplated subsequent payments to be made to the VEBA of $75.0 million in 2016 and $70.0 million in 2017.
The parties agreed to a settlement of the Company’s obligations for payment of the remaining VEBA payments (2016 Settlement Agreement), which was approved by the Missouri Bankruptcy Court on January 5, 2016 and the Virginia Bankruptcy Court on January 6, 2016. Under this settlement, the Company agreed to pay $75 million to the VEBA, payable in equal monthly installments of $7.5 million beginning on January 4, 2016. The remaining monthly installments are due at the beginning of each successive month ending October 2016, and the obligations are supported in full by a letter of credit. As a result of the Company’s Chapter 11 Cases, the Company’s obligations to the VEBA under the 2016 Settlement Agreement are being satisfied by monthly draws on the letter of credit by the VEBA trustees. These monthly VEBA payments will terminate early if the VEBA participants can receive healthcare benefits that are reasonably similar to or greater than healthcare benefits provided under the VEBA as a result of new legislation. As part of the settlement, the Company recognized a gain of $68.1 million during the six months ended June 30, 2016, which was classified in "Operating costs and expenses" in the unaudited condensed consolidated statement of operations and is included in the Company's Corporate and Other segment results.
UMWA 1974 Pension Plan (Plan) Litigation
On July 16, 2015, a lawsuit was filed by the Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against PEC, PHC, a subsidiary of the Company, and Arch Coal, Inc. (Arch). The plaintiffs sought, pursuant to ERISA and the Multiemployer Pension Plan Amendments Act of 1980 (MPPAA), a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants have statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. The plaintiffs' lawsuit claimed that the defendants' withdrawal liability will result in at least $767 million owed to the Plan. PEC and PHC agreed that arbitration was the proper mechanism to dispute any withdrawal liability.  Accordingly, the plaintiffs moved to dismiss the lawsuit against PEC and PHC with prejudice and the court granted the motion.
On October 29, 2015, the Trustees of the Plan issued a withdrawal liability assessment against PEC and PHC in the amount of $644.2 million (October 29 Assessment) on the theory that a principal purpose of the Company’s 2007 spin-off of Patriot was to “evade or avoid” withdrawal liability to the Plan. The Trustees allege that the Company is therefore liable for Patriot's withdrawal liability due to Patriot terminating certain collective bargaining agreements with the UMWA eight years after the spin-off during Patriot's bankruptcy proceeding. PEC and PHC dispute that they owe any withdrawal liability and because more than five years have elapsed since the spin-off of Patriot, the law exempts the Company from making any payments toward the October 29 Assessment unless and until an arbitrator issues a final decision in favor of the Trustees on the "evade or avoid" theory of liability.
ERISA provides a process to adjudicate withdrawal liability disputes, which consists of administrative review by the Plan followed by arbitration, after which either side can appeal to the appropriate United States district court. PEC and PHC initiated the administrative review process with the Plan on January 26, 2016 and the Plan denied the request on March 18, 2016.  The Plan initiated arbitration with the American Arbitration Association on April 7, 2016 (Pension Arbitration). The filing of the Bankruptcy Petitions on April 13, 2016 automatically stayed the Pension Arbitration.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Segment Information
The Company reports its results of operations primarily through the following reportable segments: "Powder River Basin Mining," “Midwestern U.S. Mining," “Western U.S. Mining,” “Australian Metallurgical Mining," "Australian Thermal Mining," “Trading and Brokerage” and “Corporate and Other.” The Company’s chief operating decision maker uses Adjusted EBITDA as the primary metric to measure the segments' operating performance. Beginning with this report, the Company has modified the definition of Adjusted EBITDA to also exclude reorganization items, net because the Company believes that doing so is useful for management and investors who use Adjusted EBITDA to measure its operating performance and lenders who assess its ability to incur and service debt.
Adjusted EBITDA is defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for the discrete items, reflected in the reconciliation below, that management has excluded in analyzing the segment's operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Reportable segment results were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Revenues:
Powder River Basin Mining	$306.6	$410.0	$642.6	$918.9
Midwestern U.S. Mining	189.0	243.1	388.6	518.8
Western U.S. Mining	112.1	169.2	224.6	349.6
Australian Metallurgical Mining	245.2	310.9	450.3	644.2
Australian Thermal Mining	186.8	195.0	363.5	409.9
Trading and Brokerage	(4.6)	1.5	(13.4)	18.2
Corporate and Other	5.1	9.6	11.2	17.6
Total	$1,040.2	$1,339.3	$2,067.4	$2,877.2

Adjusted EBITDA:
Powder River Basin Mining	$80.6	$94.7	$154.4	$234.7
Midwestern U.S. Mining	52.7	67.3	113.3	146.3
Western U.S. Mining	28.8	49.5	48.9	102.0
Australian Metallurgical Mining	(49.2)	(0.4)	(86.5)	13.2
Australian Thermal Mining	45.4	56.2	88.3	104.5
Trading and Brokerage	(40.3)	(2.8)	(59.1)	1.0
Corporate and Other (1)	(67.5)	(177.5)	(178.7)	(349.1)
Total	$50.5	$87.0	$80.6	$252.6

(1)	Includes a gain of $68.1 million during the six months ended June 30, 2016 related to the 2016 Settlement Agreement described in Note 20 "Matters related to the Bankruptcy of Patriot Coal Corporation"

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of Adjusted EBITDA to consolidated loss from continuing operations, net of income taxes follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Total Adjusted EBITDA	$50.5	$87.0	$80.6	$252.6
Depreciation, depletion and amortization	(115.9)	(147.1)	(227.7)	(294.6)
Asset impairment	—	(900.8)	(17.2)	(900.8)
Asset retirement obligation expenses	(11.5)	(13.9)	(24.6)	(28.1)
Selling and administrative expenses related to debt restructuring	(7.2)	—	(21.5)	—
Change in deferred tax asset valuation allowance related to equity affiliates	1.4	1.1	—	0.8
Amortization of basis difference related to equity affiliates	—	(2.1)	—	(3.5)
Interest expense	(59.0)	(118.9)	(185.2)	(225.5)
Loss on early debt extinguishment	—	(8.3)	—	(67.8)
Previously unrealized gains on non-coal trading derivative contracts realized into income	(25.0)	—	—	—
Interest income	1.3	2.7	2.7	5.2
Reorganization items, net	(95.4)	—	(95.4)	—
Income tax benefit	30.0	93.1	95.8	90.1
Loss from continuing operations, net of income taxes	$(230.8)	$(1,007.2)	$(392.5)	$(1,171.6)
(22)     Supplemental Financial Information
Guarantor / Non-Guarantor
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$622.6	$483.5	$(65.9)	$1,040.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	64.4	476.3	521.4	(65.9)	996.2
Depreciation, depletion and amortization	—	50.6	65.3	—	115.9
Asset retirement obligation expenses	—	5.4	6.1	—	11.5
Selling and administrative expenses	2.7	30.2	1.3	—	34.2
Restructuring charges	—	0.4	2.7	—	3.1
Other operating (income) loss:
Net gain on disposal of assets	—	(10.9)	(2.8)	—	(13.7)
Loss (income) from equity affiliates and investment in subsidiaries	37.1	0.9	(0.2)	(37.1)	0.7
Interest expense	55.8	4.6	6.6	(8.0)	59.0
Interest income	(0.2)	(1.0)	(8.1)	8.0	(1.3)
Reorganization items, net	88.3	4.7	2.4	—	95.4
(Loss) income from continuing operations before income taxes	(248.1)	61.4	(111.2)	37.1	(260.8)
Income tax (benefit) provision	(14.9)	(28.3)	13.2	—	(30.0)
(Loss) income from continuing operations, net of income taxes	(233.2)	89.7	(124.4)	37.1	(230.8)
Loss from discontinued operations, net of income taxes	(2.3)	(0.6)	(0.1)	—	(3.0)
Net (loss) income	(235.5)	89.1	(124.5)	37.1	(233.8)
Less: Net income attributable to noncontrolling interests	—	—	1.7	—	1.7
Net (loss) income attributable to common stockholders	$(235.5)	$89.1	$(126.2)	$37.1	$(235.5)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(235.5)	$89.1	$(124.5)	$37.1	$(233.8)
Other comprehensive income (loss), net of income taxes	41.2	5.2	(1.8)	(3.4)	41.2
Comprehensive (loss) income	(194.3)	94.3	(126.3)	33.7	(192.6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.7	—	1.7
Comprehensive (loss) income attributable to common stockholders	$(194.3)	$94.3	$(128.0)	$33.7	$(194.3)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$826.3	$619.0	$(106.0)	$1,339.3
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	105.9	660.0	538.9	(106.0)	1,198.8
Depreciation, depletion and amortization	—	59.3	87.8	—	147.1
Asset retirement obligation expenses	—	4.4	9.5	—	13.9
Selling and administrative expenses	8.1	29.6	3.9	—	41.6
Restructuring charges	(3.9)	10.2	14.9	—	21.2
Other operating (income) loss:
Net gain on disposal of assets	(2.4)	(9.3)	(0.5)	—	(12.2)
Asset impairment	—	182.2	718.6	—	900.8
Loss from equity affiliates and investment in subsidiaries	800.0	1.6	2.3	(800.0)	3.9
Interest expense	119.9	4.4	2.9	(8.3)	118.9
Loss on early debt extinguishment	8.3	—	—	—	8.3
Interest income	(0.3)	(0.7)	(10.0)	8.3	(2.7)
Loss from continuing operations before income taxes	(1,035.6)	(115.4)	(749.3)	800.0	(1,100.3)
Income tax benefit	(25.2)	(64.9)	(3.0)	—	(93.1)
Loss from continuing operations, net of income taxes	(1,010.4)	(50.5)	(746.3)	800.0	(1,007.2)
Loss from discontinued operations, net of income taxes	(34.9)	(0.8)	(0.6)	—	(36.3)
Net loss	(1,045.3)	(51.3)	(746.9)	800.0	(1,043.5)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.1)	1.9	—	1.8
Net loss attributable to common stockholders	$(1,045.3)	$(51.2)	$(748.8)	$800.0	$(1,045.3)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net loss	$(1,045.3)	$(51.3)	$(746.9)	$800.0	$(1,043.5)
Other comprehensive income (loss), net of income taxes	190.7	3.9	(7.4)	3.5	190.7
Comprehensive loss	(854.6)	(47.4)	(754.3)	803.5	(852.8)
Less: Comprehensive (loss) income attributable to noncontrolling interests	—	(0.1)	1.9	—	1.8
Comprehensive loss attributable to common stockholders	$(854.6)	$(47.3)	$(756.2)	$803.5	$(854.6)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,286.5	$924.6	$(143.7)	$2,067.4
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	82.3	998.6	979.2	(143.7)	1,916.4
Depreciation, depletion and amortization	—	101.7	126.0	—	227.7
Asset retirement obligation expenses	—	11.9	12.7	—	24.6
Selling and administrative expenses	5.1	72.4	5.0	—	82.5
Restructuring charges	—	11.8	3.4	—	15.2
Other operating (income) loss:
Net gain on disposal of assets	—	(12.7)	(2.8)	—	(15.5)
Asset impairment	—	—	17.2	—	17.2
Loss from equity affiliates and investment in subsidiaries	90.4	2.1	7.6	(90.4)	9.7
Interest expense	178.4	10.4	12.8	(16.4)	185.2
Interest income	(0.2)	(2.0)	(16.9)	16.4	(2.7)
Reorganization items, net	88.3	4.7	2.4	—	95.4
(Loss) income from continuing operations before income taxes	(444.3)	87.6	(222.0)	90.4	(488.3)
Income tax benefit	(48.0)	(46.8)	(1.0)	—	(95.8)
(Loss) income from continuing operations, net of income taxes	(396.3)	134.4	(221.0)	90.4	(392.5)
Loss from discontinued operations, net of income taxes	(4.3)	(1.1)	(1.0)	—	(6.4)
Net (loss) income	(400.6)	133.3	(222.0)	90.4	(398.9)
Less: Net income attributable to noncontrolling interests	—	—	1.7	—	1.7
Net (loss) income attributable to common stockholders	$(400.6)	$133.3	$(223.7)	$90.4	$(400.6)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(400.6)	$133.3	$(222.0)	$90.4	$(398.9)
Other comprehensive income, net of income taxes	97.2	10.3	0.9	(11.2)	97.2
Comprehensive (loss) income	(303.4)	143.6	(221.1)	79.2	(301.7)
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.7	—	1.7
Comprehensive (loss) income attributable to common stockholders	$(303.4)	$143.6	$(222.8)	$79.2	$(303.4)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$1,797.3	$1,310.7	$(230.8)	$2,877.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	210.1	1,399.2	1,141.9	(230.8)	2,520.4
Depreciation, depletion and amortization	—	127.2	167.4	—	294.6
Asset retirement obligation expenses	—	9.7	18.4	—	28.1
Selling and administrative expenses	17.8	66.7	6.5	—	91.0
Restructuring charges	(3.9)	10.2	14.9	—	21.2
Other operating (income) loss:
Net (gain) loss on disposal of assets	(2.4)	(10.3)	0.4	—	(12.3)
Asset impairment	—	182.2	718.6	—	900.8
Loss from equity affiliates and investment in subsidiaries	695.6	2.9	4.1	(695.6)	7.0
Interest expense	227.9	9.1	5.5	(17.0)	225.5
Loss on early debt extinguishment	67.8	—	—	—	67.8
Interest income	(0.4)	(1.3)	(20.5)	17.0	(5.2)
(Loss) income from continuing operations before income taxes	(1,212.5)	1.7	(746.5)	695.6	(1,261.7)
Income tax benefit	(25.2)	(64.8)	(0.1)	—	(90.1)
(Loss) income from continuing operations, net of income taxes	(1,187.3)	66.5	(746.4)	695.6	(1,171.6)
Loss from discontinued operations, net of income taxes	(34.6)	(1.9)	(8.7)	—	(45.2)
Net (loss) income	(1,221.9)	64.6	(755.1)	695.6	(1,216.8)
Less: Net income attributable to noncontrolling interests	—	0.7	4.4	—	5.1
Net (loss) income attributable to common stockholders	$(1,221.9)	$63.9	$(759.5)	$695.6	$(1,221.9)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(1,221.9)	$64.6	$(755.1)	$695.6	$(1,216.8)
Other comprehensive income (loss), net of income taxes	120.0	19.0	(40.8)	21.8	120.0
Comprehensive (loss) income	(1,101.9)	83.6	(795.9)	717.4	(1,096.8)
Less: Comprehensive income attributable to noncontrolling interests	—	0.7	4.4	—	5.1
Comprehensive (loss) income attributable to common stockholders	$(1,101.9)	$82.9	$(800.3)	$717.4	$(1,101.9)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$737.6	$3.1	$533.6	$—	$1,274.3
Restricted cash	—	—	47.1	—	47.1
Accounts receivable, net	—	21.2	329.4	—	350.6
Receivables from affiliates, net	973.8	—	551.7	(1,525.5)	—
Inventories	—	105.3	198.4	—	303.7
Assets from coal trading activities, net	—	0.3	17.0	—	17.3
Deferred income taxes	—	65.3	—	(11.8)	53.5
Other current assets	25.1	71.0	239.3	—	335.4
Total current assets	1,736.5	266.2	1,916.5	(1,537.3)	2,381.9
Property, plant, equipment and mine development, net	—	4,221.8	4,840.1	—	9,061.9
Deferred income taxes	—	94.0	2.3	(94.1)	2.2
Investments and other assets	8,698.9	3.8	365.0	(8,448.5)	619.2
Notes receivable from affiliates, net	—	766.3	266.3	(1,032.6)	—
Total assets	$10,435.4	$5,352.1	$7,390.2	$(11,112.5)	$12,065.2
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$457.4	$21.4	$3.5	$—	$482.3
Payables to affiliates, net	—	1,525.5	—	(1,525.5)	—
Deferred income taxes	11.8	—	3.9	(11.8)	3.9
Liabilities from coal trading activities, net	—	0.1	15.6	—	15.7
Accounts payable and accrued expenses	50.8	320.9	382.7	—	754.4
Total current liabilities	520.0	1,867.9	405.7	(1,537.3)	1,256.3
Deferred income taxes	149.2	—	3.7	(94.1)	58.8
Notes payable to affiliates, net	1,032.6	—	—	(1,032.6)	—
Other noncurrent liabilities	153.1	1,272.2	498.5	—	1,923.8
Total liabilities not subject to compromise	1,854.9	3,140.1	907.9	(2,664.0)	3,238.9
Liabilities subject to compromise	7,962.9	220.0	22.9	—	8,205.8
Total liabilities	9,817.8	3,360.1	930.8	(2,664.0)	11,444.7
Peabody Energy Corporation stockholders’ equity	617.6	1,992.0	6,456.5	(8,448.5)	617.6
Noncontrolling interests	—	—	2.9	—	2.9
Total stockholders’ equity	617.6	1,992.0	6,459.4	(8,448.5)	620.5
Total liabilities and stockholders’ equity	$10,435.4	$5,352.1	$7,390.2	$(11,112.5)	$12,065.2

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash used in continuing operations	$(272.1)	$(32.0)	$(123.5)	$(427.6)
Net cash (used in) provided by discontinued operations	(3.7)	0.8	(1.3)	(4.2)
Net cash used in operating activities	(275.8)	(31.2)	(124.8)	(431.8)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(21.4)	(16.7)	(38.1)
Changes in accrued expenses related to capital expenditures	—	(1.1)	(6.0)	(7.1)
Proceeds from disposal of assets, net of notes receivable	—	65.8	50.2	116.0
Contributions to joint ventures	—	—	(159.7)	(159.7)
Distributions from joint ventures	—	—	163.5	163.5
Other, net	—	(6.1)	(2.8)	(8.9)
Net cash provided by investing activities	—	37.2	28.5	65.7
Cash Flows From Financing Activities
Proceeds from long-term debt	1,422.0	—	—	1,422.0
Repayments of long-term debt	(3.0)	(3.7)	(2.3)	(9.0)
Payment of deferred financing costs	(25.6)	—	(3.9)	(29.5)
Distributions to noncontrolling interests	—	—	(2.5)	(2.5)
Other, net	—	(1.9)	—	(1.9)
Transactions with affiliates, net	(387.2)	(2.0)	389.2	—
Net cash provided by (used in) financing activities	1,006.2	(7.6)	380.5	1,379.1
Net change in cash and cash equivalents	730.4	(1.6)	284.2	1,013.0
Cash and cash equivalents at beginning of period	7.2	4.7	249.4	261.3
Cash and cash equivalents at end of period	$737.6	$3.1	$533.6	$1,274.3

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(367.0)	$187.4	$127.2	$(52.4)
Net cash used in discontinued operations	(0.6)	(1.8)	(1.6)	(4.0)
Net cash (used in) provided by operating activities	(367.6)	185.6	125.6	(56.4)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(26.5)	(24.4)	(50.9)
Changes in accrued expenses related to capital expenditures	—	(3.8)	(9.4)	(13.2)
Proceeds from disposal of assets, net of notes receivable	—	23.9	—	23.9
Purchases of debt and equity securities	—	—	(17.9)	(17.9)
Proceeds from sales and maturities of debt and equity securities	—	—	27.1	27.1
Contributions to joint ventures	—	—	(239.8)	(239.8)
Distributions from joint ventures	—	—	236.7	236.7
Other, net	—	(1.3)	(0.7)	(2.0)
Net cash used in investing activities	—	(7.7)	(28.4)	(36.1)
Cash Flows From Financing Activities
Proceeds from long-term debt	975.7	—	—	975.7
Repayments of long-term debt	(656.0)	(0.4)	(4.3)	(660.7)
Payment of deferred financing costs	(28.7)	—	—	(28.7)
Dividends paid	(1.4)	—	—	(1.4)
Distributions to noncontrolling interests	—	—	(1.8)	(1.8)
Other, net	0.1	(1.6)	—	(1.5)
Transactions with affiliates, net	235.6	(177.5)	(58.1)	—
Net cash provided by (used in) financing activities	525.3	(179.5)	(64.2)	281.6
Net change in cash and cash equivalents	157.7	(1.6)	33.0	189.1
Cash and cash equivalents at beginning of period	188.7	3.6	105.7	298.0
Cash and cash equivalents at end of period	$346.4	$2.0	$138.7	$487.1

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debtor / Non-Debtor
The activity and balances included in the tables below represent the Debtors' and non-debtors' financial information covering the period from the Petition Date to the end of the current fiscal month.

Unaudited Supplemental Condensed Consolidating Statements of Operations

	For the Period April 13 through June 30, 2016
	Debtors	Non-Debtors	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$538.2	$379.8	$(1.2)	$916.8
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	437.5	408.4	(1.2)	844.7
Depreciation, depletion and amortization	49.7	49.3	—	99.0
Asset retirement obligation expenses	5.2	4.5	—	9.7
Selling and administrative expenses	19.5	0.3	—	19.8
Restructuring charges	2.0	0.5	—	2.5
Other operating (income) loss:
Net gain on disposal of assets	(10.9)	(2.8)	—	(13.7)
Loss (income) from equity affiliates and investment in subsidiaries	91.8	(1.1)	(91.0)	(0.3)
Interest expense	33.8	5.5	(2.3)	37.0
Interest income	(0.9)	(2.4)	2.3	(1.0)
Reorganization items, net	93.0	2.4	—	95.4
Loss from continuing operations before income taxes	(182.5)	(84.8)	91.0	(176.3)
Income tax (benefit) provision	(22.5)	4.5	—	(18.0)
Loss from continuing operations, net of income taxes	(160.0)	(89.3)	91.0	(158.3)
Loss from discontinued operations, net of income taxes	(2.4)	—	—	(2.4)
Net loss	(162.4)	(89.3)	91.0	(160.7)
Less: Net income attributable to noncontrolling interests	—	1.7	—	1.7
Net loss attributable to common stockholders	$(162.4)	$(91.0)	$91.0	$(162.4)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	June 30, 2016
	Debtors	Non-Debtors	Reclassifications/Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$749.7	$524.6	$—	$1,274.3
Restricted cash	—	47.1	—	47.1
Accounts receivable, net	21.3	329.3	—	350.6
Receivables from affiliates, net	451.6	—	(451.6)	—
Inventories	162.0	141.7	—	303.7
Assets from coal trading activities, net	0.3	17.0	—	17.3
Deferred income taxes	53.4	0.1	—	53.5
Other current assets	96.3	239.1	—	335.4
Total current assets	1,534.6	1,298.9	(451.6)	2,381.9
Property, plant, equipment and mine development, net	4,701.2	4,360.7	—	9,061.9
Deferred income taxes	—	2.2	—	2.2
Investments and other assets	4,348.4	334.9	(4,064.1)	619.2
Notes receivable from affiliates, net	766.3	—	(766.3)	—
Total assets	$11,350.5	$5,996.7	$(5,282.0)	$12,065.2
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$478.8	$3.5	$—	$482.3
Payables to affiliates, net	—	451.6	(451.6)	—
Liabilities from coal trading activities, net	0.1	15.6	—	15.7
Accounts payable and accrued expenses	403.3	355.0	—	758.3
Total current liabilities	882.2	825.7	(451.6)	1,256.3
Deferred income taxes	55.2	3.6	—	58.8
Notes payable to affiliates, net	—	766.3	(766.3)	—
Other noncurrent liabilities	1,589.7	334.1	—	1,923.8
Total liabilities not subject to compromise	2,527.1	1,929.7	(1,217.9)	3,238.9
Liabilities subject to compromise	8,205.8	—	—	8,205.8
Total liabilities	10,732.9	1,929.7	(1,217.9)	11,444.7
Peabody Energy Corporation stockholders’ equity	617.6	4,064.1	(4,064.1)	617.6
Noncontrolling interests	—	2.9	—	2.9
Total stockholders’ equity	617.6	4,067.0	(4,064.1)	620.5
Total liabilities and stockholders’ equity	$11,350.5	$5,996.7	$(5,282.0)	$12,065.2

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	For the Period April 13 through June 30, 2016
	Debtors	Non-Debtors	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$155.6	$(70.4)	$85.2
Net cash used in discontinued operations	(2.9)	(0.6)	(3.5)
Net cash provided by (used in) operating activities	152.7	(71.0)	81.7
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(13.8)	(4.4)	(18.2)
Changes in accrued expenses related to capital expenditures	0.2	(3.3)	(3.1)
Proceeds from disposal of assets, net of notes receivable	63.7	50.1	113.8
Contributions to joint ventures	—	(58.5)	(58.5)
Distributions from joint ventures	—	66.5	66.5
Other, net	(2.2)	(1.6)	(3.8)
Net cash provided by investing activities	47.9	48.8	96.7
Cash Flows From Financing Activities
Proceeds from long-term debt	475.0	—	475.0
Repayments of long-term debt	(0.8)	(1.1)	(1.9)
Payment of deferred financing costs	(25.6)	(1.1)	(26.7)
Distributions to noncontrolling interests	(0.1)	(2.4)	(2.5)
Other, net	—	(0.1)	(0.1)
Transactions with affiliates, net	(7.9)	7.9	—
Net cash provided by financing activities	440.6	3.2	443.8
Net change in cash and cash equivalents	641.2	(19.0)	622.2
Cash and cash equivalents at beginning of period	108.5	543.6	652.1
Cash and cash equivalents at end of period	$749.7	$524.6	$1,274.3

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results include, but are not limited to:
Factors related to our Chapter 11 Cases (as defined below)

•
our ability to obtain Bankruptcy Court (as defined below) approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases (as defined below), including maintaining strategic control as debtor-in-possession;

•	our ability to negotiate, develop, confirm and consummate a plan of reorganization;

•	the effects of the Chapter 11 Cases on our operations, including customer, supplier, banking, insurance and other relationships and agreements;

•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	risks associated with third-party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization and restructuring generally;

•	increased advisory costs to execute a plan of reorganization;

•	the impact of the NYSE’s delisting of our common stock on the liquidity and market price of our common stock and on our ability to access the public capital markets;

•
ability to continue as a going concern in the long-term including our ability to confirm a plan of reorganization that restructures our debt obligations to address our liquidity issues and allow emergence from the Chapter 11 Cases;

•	ability to access adequate debtor-in-possession financing or use cash collateral;

•	the effect of the Chapter 11 Cases on our relationships with third parties, regulatory authorities and employees;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity, results of operations, or business prospects;

•	our ability to execute its business and restructuring plan;

•	increased administrative and legal costs related to the Chapter 11 Cases and other litigation and the inherent risks involved in a bankruptcy process;

•	the cost, availability and access to capital and financial markets, including the ability to secure new financing after emerging from the Chapter 11 Cases;

•	the risk that the Chapter 11 Cases will disrupt or impede our international operations, including our Australian Operations;

Other factors

•
competition in the energy markets and supply and demand for our coal products, including the impact of alternative energy sources, such as natural gas and renewables, global steel demand and the downstream impact on metallurgical coal prices, and lower demand for our products by electric power generators;

•	our ability to successfully consummate planned divestitures;

•
our ability to appropriately secure our obligations for reclamation, federal and state workers’ compensation, federal coal leases and other obligations related to our operations, including our ability to utilize self-bonding and/or successfully access the commercial surety bond market;

•	customer procurement practices and contract duration;

•	the impact of weather and natural disasters on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and our ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers, and trading, bank and other financial counterparties;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of take-or-pay arrangements for rail and port commitments for the delivery of coal;

•	successful implementation of business strategies, including, without limitation, the actions we are implementing to improve our organization and respond to current market conditions;

•	negotiation of labor contracts, employee relations and workforce availability, including, without limitation, attracting and retaining key personnel;

•	our ability to comply with financial and other restrictive covenants in various agreements, including the DIP Credit Agreement (as defined below);

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

•	changes in global consumer confidence and impacts to various foreign currency exchange rates as a result of the June 24, 2016 United Kingdom electorate vote to withdraw from the European Union;

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

•
any additional liabilities or obligations that we may have as a result of the bankruptcy of Patriot Coal Corporation, including, without limitation, as a result of litigation filed by third parties in relation to that bankruptcy;

•	terrorist attacks or security threats, including, but not limited to, cybersecurity threats;

•	impacts of pandemic illnesses; and

•
other risks and factors detailed in our reports filed with the SEC; including, but not limited to, those discussed in Part II, Item 1. "Legal Proceedings," and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Overview
We are the world’s largest private sector coal company by volume. As of June 30, 2016, we owned interests in 26 active coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 25 of those mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
In 2015, we produced and sold 208.7 million and 228.8 million tons of coal, respectively, from continuing operations. During that period, 78% of our total sales (by volume) were to U.S. electricity generators, 21% were to customers outside the U.S. and 1% were to the U.S. industrial sector, with approximately 88% of our worldwide sales (by volume) delivered under long-term contracts.
We conduct business through six operating segments: Australian Metallurgical Mining, Australian Thermal Mining, Midwestern U.S. Mining, Powder River Basin Mining, Western U.S. Mining and Trading and Brokerage. Refer to Note 21. "Segment Information" to the accompanying unaudited condensed consolidated financial statements for further information surrounding those segments and the components of our Corporate and Other segment.
Filing Under Chapter 11 of the United States Bankruptcy Code
On April 13, 2016 (the Petition Date), Peabody Energy Corporation and its affiliates (Peabody or the Company) and a majority of its wholly owned domestic subsidiaries as well as one international subsidiary in Gibraltar (the Filing Subsidiaries and together with Peabody, the Debtors) filed voluntary petitions for reorganization (the petitions collectively, the Bankruptcy Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). Our Australian Operations and other international subsidiaries are not included in the filings. The Debtors' Chapter 11 cases (collectively, the Chapter 11 Cases) are being jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529 (Bankr. E.D. Mo.). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The filings of the Bankruptcy Petitions constituted an event of default under our prepetition credit agreement (the 2013 Credit Agreement) as well as the indentures governing certain of our debt instruments, as further described in Note 13. "Current and Long-term Debt" to the condensed consolidated financial statements, and all unpaid principal and accrued and unpaid interest due thereunder became immediately due and payable. Any efforts to enforce such payment obligations are automatically stayed as a result of the Bankruptcy Petitions and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
Additionally, on the Petition Date, the NYSE determined that Peabody’s common stock was no longer suitable for listing pursuant to Section 8.02.01D of the NYSE’s Listed Company Manual, and trading in our common stock was suspended. Our common stock began trading on the OTC Pink Sheets marketplace under the symbol BTUUQ on April 14, 2016. Following the Petition Date, the NYSE formally de-listed Peabody's common stock.
On the Petition Date, the Bankruptcy Court approved several motions (First Day Motions), including motions (i) authorizing the Debtors to pay prepetition wages and benefits for its workforce (Employee Motion), in part, (ii) prohibiting utilities from discontinuing service and authorizing the Debtors to provide adequate assurance deposits, (iii) authorizing the Debtors to pay prepetition obligations to certain critical vendors on an interim basis (Critical Vendor Motion), (iv) authorizing the Debtors to maintain their existing cash management system on an interim basis (Cash Management Motion), (v)  authorizing certain Debtors to continue selling and contributing receivables and related rights pursuant to a securitization facility on an interim basis (Securitization Motion) and (vi) authorizing the Debtors to enter into an $800 million debtor-in-possession financing facility (DIP Credit Agreement) on an interim basis (DIP Motion).
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings, including certain of the third-party litigation matters described in Note 19. "Commitments and Contingencies" of this report or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

The U.S. Trustee for the Eastern District of Missouri filed a notice appointing an official committee of unsecured creditors (the Creditors’ Committee) on April 29, 2016. The Creditors’ Committee represents all unsecured creditors of the Debtors and has a right to be heard on all matters that come before the Bankruptcy Court.
On May 17, 2016, the Bankruptcy Court approved various of the First Day Motions on a final basis, including the Employee Motion, Critical Vendor Motion, Cash Management Motion, Securitization Motion and DIP Motion. At the May 17 hearing, the Bankruptcy Court also approved various motions (i) authorizing the Debtors’ retention of various professionals, (ii) establishing procedures for the retention of ordinary course professionals, (iii) establishing procedures for the sale of de minimis assets and (iv)  authorizing the Debtors to consummate the sale of the Debtors’ interests in Lively Grove Energy Partners, LLC, a Debtor, and dismissing Lively Grove Energy Partners, LLC’s current chapter 11 case.
On May 20, 2016, the Debtors filed a complaint and request for declaratory judgment, as required by the terms of the DIP Credit Agreement, against Citibank, N.A. (in its capacity as Administrative Agent under the Debtors' prepetition secured credit agreement), among others, regarding the extent of certain collateral and secured claims of certain prepetition creditors.
On June 13, 2016, Citibank, N.A. filed an answer and counter-claim for declaratory judgment.  On June 14, 2016, two motions to intervene were filed, one from the official Unsecured Creditors Committee and another from a group of creditors holding $1.65 billion in face value of our Senior Notes. The intervention motions were granted on July 7, 2016.
On June 15, 2016, the Bankruptcy Court approved several motions, including motions that (i)  established deadlines for the filing of certain proofs of claim, approved the form and manner of notice thereof, and (ii)  established a key employee retention program. At this hearing, the Bankruptcy Court also approved the Debtors' retention of various professionals, and the Official Committee of Unsecured Creditors’ retention of various professionals.
On July 20, 2016, the Bankruptcy Court approved several motions, including motions that (i) granted certain entities limited relief from the automatic stay; (ii) established procedures governing the Official Committee of Unsecured Creditors' obligation to provide information to unsecured creditors; (iii) authorized the retention of the Debtors' tax advisors; (iv) extended certain time periods, including the time period in which the Debtors' have the exclusive right to file a plan of reorganization; (v) authorized the rejection of certain executory contracts; and (vi) authorized the payment of certain secured and priority prepetition property taxes.
On July 26, 2016, the Debtors filed motions to approve settlement agreements that the Debtors have reached with regulators in Wyoming, New Mexico and Indiana concerning the Debtors' reclamation bonding in those states. On August 3, 2016, the Debtors filed additional motions, including (i) a motion for approval of (a) a key employee incentive plan, (b) an executive leadership team short-term incentive plan and (c) modifications to the current director compensation program; and (ii) a motion to extend (a) the period during which the Debtors have the exclusive right to file a plan of reorganization through and including November 9, 2016 and (b) the period during which the Debtors have the exclusive right to solicit acceptances thereof through and including January 9, 2017. These motions are scheduled to be heard at a hearing before the Bankruptcy Court on August 17, 2016.
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
The Debtors intend to propose a plan of reorganization on or prior to the applicable date required under the Bankruptcy Code and the DIP Credit Agreement, as the same may be extended with approval of the Bankruptcy Court. The Debtors presently expect that any proposed plan of reorganization will provide, among other things, for mechanisms for the settlement of claims against the Debtors’ estates, treatment of the Debtors' existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Debtors. A proposed plan of reorganization filed with the Bankruptcy Court likely will incorporate provisions arising out of the Debtors' discussions with their creditors and other interested parties, and likely will be further revised thereafter. There can be no assurance that the Debtors will be able to secure approval for their proposed plan of reorganization from the Bankruptcy Court or execute its restructuring plan. Further, a Chapter 11 plan is likely to materially change the amounts and classifications of assets and liabilities reported in our condensed consolidated financial statements.

Peabody believes it will require a significant restructuring of its balance sheet in order to continue as a going concern in the long term. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable and maintain profitability and to successfully implement our Chapter 11 plan strategy. The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might be required if we were unable to continue as a going concern.
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
Non-U.S. GAAP Financial Measures
The following discussion of our results of operations includes references to and analysis of Adjusted EBITDA, which is a financial measure not recognized in accordance with U.S. generally accepted accounting principles (GAAP). These financial measures are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Adjusted EBITDA is used by management as the primary metric to measure our segments’ operating performance. We also believe non-GAAP performance measures are used by investors to measure our operating performance and lenders to measure our ability to incur and service debt. Beginning with this report, we have modified the definition of Adjusted EBITDA to also exclude reorganization items, net because we believe that doing so is useful for management and investors who use Adjusted EBITDA to measure our operating performance and lenders who measure our ability to incur and service debt.
Adjusted EBITDA is defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for certain discrete items, which are reflected in the reconciliation below, that management excluded in analyzing the segment's operating performance. A reconciliation of income (loss) from continuing operations to Adjusted EBITDA is included in this report. Adjusted EBITDA is not intended to serve as an alternative to GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
A reconciliation of Adjusted EBITDA to its most comparable measure under GAAP is included in Note 21. "Segment Information" of the accompanying unaudited condensed consolidated financial statements.
Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015
Summary
Demand for seaborne metallurgical coal for the six months ended June 30, 2016 was adversely impacted by a 1.9% decrease in worldwide steel production compared to the same period in the prior year, according to data recently published by the World Steel Association (WSA). Despite lower steel production in China and lower thermal generation in China in the first half of 2016 compared to the same period in the prior year, China coal imports have strengthened during the first half of 2016 driven primarily by policy measures in China that have reduced domestic coal production. International seaborne metallurgical and thermal coal prices have strengthened during the second quarter due to improved steel production, tightening coal supply and improved coal import demand from China. Benchmark pricing for seaborne premium high quality hard coking coal (HQHCC) and premium low volatile pulverized coal injections products (LV PCI) for the first and second quarters of 2016 and 2015 were as follows (on a per tonne basis):

Contract Commencement Month:	HQHCC		Price Decrease	LV PCI		Price Decrease
	2016	2015	%	2016	2015	%
January	$81.00	$117.00	(31)%	$69.00	$99.00	(30)%
April	$84.00	$110.00	(24)%	$73.00	$93.00	(22)%

Thermal coal originating from Newcastle, Australia hit a low spot price of $48.80 in January and was $52.00 at June 30, 2016.
In the U.S., electricity generation from coal decreased 20% during the six months ended June 30, 2016 compared to the same period in 2015, according to the U.S. Energy Information Administration (EIA). U.S. electricity generation from coal was unfavorably affected during that period by coal-to-gas switching due to comparatively low natural gas prices, high coal stockpiles, and lower heating-degree days due to mild winter weather.
Our revenues decreased during the three and six months ended June 30, 2016 compared to the same periods in 2015 ($299.1 million and $809.8 million, respectively) primarily due to lower realized pricing and lower sales volumes driven by the demand and production factors mentioned above.
To mitigate the impact of lower coal pricing, we have continued to drive operational efficiencies, optimize production across our mining platform and control expenses at all operational and administrative levels of the organization, which has contributed to year-over-year decreases in our operating costs and expenses (three months, $202.6 million; six months, $604.0 million). Also included in operating results for the six months ended June 30, 2016 are aggregate restructuring charges of $15.2 million, recognized in connection with certain actions initiated to reduce headcount and costs across our operating segments and administrative functions, which actions are expected to better align our workforce with our near-term market outlook and improve our cost position moving forward.
Net loss attributable to common stockholders improved for the three months and six months ended June 30, 2016 compared to the same periods in the prior year by $809.8 million and $821.3 million, respectively. The comparative improvement in net loss attributable to common stockholders was driven by significant asset impairment charges recorded in the prior year periods and the resulting reduction in current year depreciation and depletion owing to the impairment charges as well as from reduced sales volumes, reduced interest expense attributable to the accrual of adequate protection payments in lieu of contractual interest on our first lien debt obligations subsequent to filing the Bankruptcy Petitions, and debt extinguishment expenses in the prior year periods related to the early refinancing of our 7.375% Senior Notes due 2016 (the 2016 Senior Notes). Adjusted EBITDA of $50.5 million and $80.6 million for the three and six months ended June 30, 2016, respectively, reflected year-over-year decreases of $36.5 million and $172.0 million, respectively.
As of June 30, 2016, our available liquidity was approximately $1.3 billion, an increase of $0.1 billion from December 31, 2015. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		(Decrease) Increase		Six Months Ended		(Decrease) Increase
	June 30,		to Volumes		June 30,		to Volumes
	2016	2015	Tons	%	2016	2015	Tons	%
	(Tons in millions)				(Tons in millions)
Australian Metallurgical Mining	3.6	4.0	(0.4)	(10)%	6.9	7.7	(0.8)	(10)%
Australian Thermal Mining	5.2	4.6	0.6	13%	10.4	9.7	0.7	7%
Powder River Basin Mining	22.4	30.4	(8.0)	(26)%	47.0	67.6	(20.6)	(30)%
Western U.S. Mining	2.8	4.3	(1.5)	(35)%	5.7	9.0	(3.3)	(37)%
Midwestern U.S. Mining	4.4	5.2	(0.8)	(15)%	8.9	11.1	(2.2)	(20)%
Total tons sold from mining segments	38.4	48.5	(10.1)	(21)%	78.9	105.1	(26.2)	(25)%
Trading and Brokerage	1.4	3.4	(2.0)	(59)%	3.4	7.4	(4.0)	(54)%
Total tons sold	39.8	51.9	(12.1)	(23)%	82.3	112.5	(30.2)	(27)%

Supplemental Financial Data
The following table presents supplemental financial data by mining segment:

	Three Months Ended		(Decrease)		Six Months Ended		(Decrease)
	June 30,		Increase		June 30,		Increase
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Revenues per Ton - Mining Operations
Australian Metallurgical	$67.97	$78.99	$(11.02)	(14)%	$65.52	$83.96	$(18.44)	(22)%
Australian Thermal	36.52	41.99	(5.47)	(13)%	35.11	42.37	(7.26)	(17)%
Powder River Basin	13.64	13.47	0.17	1%	13.66	13.58	0.08	1%
Western U.S.	39.92	39.36	0.56	1%	39.23	38.67	0.56	1%
Midwestern U.S.	42.89	46.09	(3.20)	(7)%	43.69	46.60	(2.91)	(6)%
Operating Costs per Ton - Mining Operations (1)
Australian Metallurgical	$81.62	$79.11	$2.51	3%	$78.10	$82.24	$(4.14)	(5)%
Australian Thermal	27.64	29.91	(2.27)	(8)%	26.58	31.57	(4.99)	(16)%
Powder River Basin	10.05	10.36	(0.31)	(3)%	10.38	10.11	0.27	3%
Western U.S.	29.64	27.84	1.80	6%	30.68	27.38	3.30	12%
Midwestern U.S.	30.95	33.34	(2.39)	(7)%	30.96	33.46	(2.50)	(7)%
Gross Margin per Ton - Mining Operations (1)
Australian Metallurgical	$(13.65)	$(0.12)	$(13.53)	n.m.	$(12.58)	$1.72	$(14.30)	n.m.
Australian Thermal	8.88	12.08	(3.20)	(26)%	8.53	10.80	(2.27)	(21)%
Powder River Basin	3.59	3.11	0.48	15%	3.28	3.47	(0.19)	(5)%
Western U.S.	10.28	11.52	(1.24)	(11)%	8.55	11.29	(2.74)	(24)%
Midwestern U.S.	11.94	12.75	(0.81)	(6)%	12.73	13.14	(0.41)	(3)%

(1)
Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; restructuring charges; asset impairment; and certain other costs related to post-mining activities.

Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Decrease		Six Months Ended		Decrease
	June 30,		to Revenues		June 30,		to Revenues
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$245.2	$310.9	$(65.7)	(21)%	$450.3	$644.2	$(193.9)	(30)%
Australian Thermal Mining	186.8	195.0	(8.2)	(4)%	363.5	409.9	(46.4)	(11)%
Powder River Basin Mining	306.6	410.0	(103.4)	(25)%	642.6	918.9	(276.3)	(30)%
Western U.S. Mining	112.1	169.2	(57.1)	(34)%	224.6	349.6	(125.0)	(36)%
Midwestern U.S. Mining	189.0	243.1	(54.1)	(22)%	388.6	518.8	(130.2)	(25)%
Trading and Brokerage	(4.6)	1.5	(6.1)	(407)%	(13.4)	18.2	(31.6)	(174)%
Corporate and Other	5.1	9.6	(4.5)	(47)%	11.2	17.6	(6.4)	(36)%
Total revenues	$1,040.2	$1,339.3	$(299.1)	(22)%	$2,067.4	$2,877.2	$(809.8)	(28)%
Australian Metallurgical Mining. Segment revenues decreased during the three and six months ended June 30, 2016 compared to the same periods in the prior year due to lower realized coal prices (three months, $39.2 million; six months, $124.9 million) and unfavorable volume and mix variances (three months, $26.5 million; six months, $69.0 million). The volume decrease reflected lower sales volumes from our Moorvale and Coppabella Mines due to market demand and production-related impacts at our North Goonyella Mine, resulting from the commencement of a longwall move during the three months ended June 30, 2016. The longwall move at our North Goonyella Mine is expected to continue to impact production throughout the period ending September 30, 2016.
Australian Thermal Mining. Segment revenues decreased during the three and six months ended June 30, 2016 compared to the same periods in the prior year due to lower realized coal prices (three months, $31.7 million; six months, $74.5 million), partially offset by favorable volume and mix variances (three months, $23.5 million; six months, $28.1 million) which were attributable to higher volume from our Wambo Mine and higher margin export sales from our Wilpinjong Mine.
Powder River Basin Mining. Segment revenues decreased during the three and six months ended June 30, 2016 compared to the same periods in the prior year due to unfavorable volume and mix variances (three months, $101.1 million; six months, $272.8 million) which were driven by market demand-based volume decreases across all mines in the segment (three months, 8.0 million tons; six months, 20.6 million tons).
Western U.S. Mining. Segment revenues decreased during the three and six months ended June 30, 2016 compared to the same periods in the prior year predominately due to unfavorable volume and mix variances (three months, $54.5 million; six months, $124.8 million) primarily due to lower demand resulting from comparatively mild winter temperatures and customer plant curtailments.
Midwestern U.S. Mining. Segment revenues decreased during the three and six months ended June 30, 2016 compared to the same periods in the prior year due to unfavorable volume and mix variances (three months, $39.9 million; six months, $105.2 million) due to lower demand and lower realized coal pricing (three months, $14.2 million; six months, $25.0 million) due to the repricing of certain long-term supply contracts.
Trading and Brokerage. Segment revenues decreased during the three and six months ended June 30, 2016 compared to the prior year due to lower physical volumes shipped due to the opportunity-limiting impact of depressed coal pricing and unfavorable mark-to-market earnings from financial contract trading activities. We expect a significant portion of the unfavorable market-to-market earnings to be offset in future periods upon the delivery of physical shipments which economically hedge the financial positions that the losses related to.

Loss From Continuing Operations Before Income Taxes
The following table presents loss from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Segment Adjusted EBITDA	$118.0	$264.5	$(146.5)	(55)%	$259.3	$601.7	$(342.4)	(57)%
Corporate and Other Adjusted EBITDA	(67.5)	(177.5)	110.0	62%	(178.7)	(349.1)	170.4	49%
Subtotal - Adjusted EBITDA	50.5	87.0	(36.5)	(42)%	80.6	252.6	(172.0)	(68)%
Depreciation, depletion and amortization	(115.9)	(147.1)	31.2	21%	(227.7)	(294.6)	66.9	23%
Asset retirement obligation expenses	(11.5)	(13.9)	2.4	17%	(24.6)	(28.1)	3.5	12%
Selling and administrative expenses related to debt restructuring	(7.2)	—	(7.2)	n.m.	(21.5)	—	(21.5)	n.m.
Asset impairment	—	(900.8)	900.8	n.m.	(17.2)	(900.8)	883.6	n.m.
Amortization of basis difference related to equity affiliates	—	(2.1)	2.1	100%	—	(3.5)	3.5	100%
Change in deferred tax asset valuation allowance related to equity affiliates	1.4	1.1	0.3	27%	—	0.8	(0.8)	(100)%
Interest expense	(59.0)	(118.9)	59.9	50%	(185.2)	(225.5)	40.3	18%
Loss on early debt extinguishment	—	(8.3)	8.3	n.m.	—	(67.8)	67.8	100%
Realized gains on non-coal trading derivative contracts	(25.0)	—	(25.0)	n.m.	—	—	—	n.m.
Interest income	1.3	2.7	(1.4)	(52)%	2.7	5.2	(2.5)	(48)%
Reorganization items, net	(95.4)	—	(95.4)	n.m.	(95.4)	—	(95.4)	n.m.
Loss from continuing operations before income taxes	$(260.8)	$(1,100.3)	$839.5	76%	$(488.3)	$(1,261.7)	$773.4	61%
Results from continuing operations before income taxes improved for the three and six months ended June 30, 2016 compared to the prior year primarily due to asset impairment and early debt extinguishment charges recorded during the three and six months ended June 30, 2015, improved Corporate and Other Adjusted EBITDA, decreased depreciation, depletion and amortization expenses, and decreased interest expenses. Those factors were partially offset by lower Segment Adjusted EBITDA, reorganization items, net recorded during the three months ended June 30, 2016, and the realization of previously unrealized hedging gains on certain derivative contracts recorded during the three months ended March 31, 2016.

Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			Decrease				Decrease
	Three Months Ended		to Segment Adjusted		Six Months Ended		to Segment Adjusted
	June 30,		EBITDA		June 30,		EBITDA
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$(49.2)	$(0.4)	$(48.8)	n.m.	$(86.5)	$13.2	$(99.7)	(755)%
Australian Thermal Mining	45.4	56.2	(10.8)	(19)%	88.3	104.5	(16.2)	(16)%
Powder River Basin Mining	80.6	94.7	(14.1)	(15)%	154.4	234.7	(80.3)	(34)%
Western U.S. Mining	28.8	49.5	(20.7)	(42)%	48.9	102.0	(53.1)	(52)%
Midwestern U.S. Mining	52.7	67.3	(14.6)	(22)%	113.3	146.3	(33.0)	(23)%
Trading and Brokerage	(40.3)	(2.8)	(37.5)	n.m.	(59.1)	1.0	(60.1)	n.m.
Segment Adjusted EBITDA	$118.0	$264.5	$(146.5)	(55)%	$259.3	$601.7	$(342.4)	(57)%
Australian Metallurgical Mining. Segment Adjusted EBITDA decreased during the three months ended June 30, 2016 compared to the prior year due to lower coal pricing, net of sales-related costs ($36.2 million) and lower volume at our North Goonyella and Metropolitan Mines ($9.2 million) due to longwall-related and other operational impacts. Segment Adjusted EBITDA decreased during the six months ended June 30, 2016 compared to the prior year due to lower coal pricing, net of sales-related costs ($115.3 million) and lower volume across the segment caused by lower demand and mine sequencing impacts ($11.8 million), partially offset by the net impact of favorable exchange rate movements ($32.2 million).
Australian Thermal Mining. Segment Adjusted EBITDA decreased during the three months ended June 30, 2016 compared to the prior year due to lower coal pricing, net of sales-related costs ($29.4 million), partially offset by an increase in volume, including higher margin export sales from our Wilpinjong Mine ($14.8 million) and the relative impact of a longwall move at our Wambo Mine in the prior year period ($3.2 million). Segment Adjusted EBITDA decreased during the six months ended June 30, 2016 compared to the prior year due to lower coal pricing, net of sales-related costs ($68.8 million), partially offset by an increase in volume, including higher margin export sales from our Wilpinjong Mine ($31.2 million), production efficiencies attributable to mine sequencing ($10.2 million), and the net impact of favorable exchange rate movements ($10.6 million).
Powder River Basin Mining. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2016 compared to the same periods in the prior year due to lower volume driven by demand reduction (three months, $28.3 million; six months, $74.5 million) and the impacts of mine sequencing, primarily at our North Antelope Rochelle Mine (three months, $6.1 million; six months, $45.3 million), partially offset by reductions in materials, services and repairs costs resulting from our ongoing cost containment initiatives (three months, $16.5 million; six months, $29.6 million) and lower diesel fuel and explosives pricing (three months, $5.3 million; six months, $12.0 million).
Western U.S. Mining. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2016 compared to the same periods in the prior year primarily due to lower volume driven by demand reduction (three months, $22.7 million; six months, $53.3 million).
Midwestern U.S. Mining. Segment Adjusted EBITDA decreased during the three months ended June 30, 2016 compared to the prior year due to lower coal pricing, net of sales-related costs ($13.2 million). Segment Adjusted EBITDA decreased during the six months ended June 30, 2016 compared to the prior year due to lower volume driven by demand reduction ($29.5 million) and lower coal pricing, net of sales-related costs ($23.5 million), partially offset by favorable pricing and usage of fuel and explosives ($10.0 million) and favorable materials, services and repairs costs resulting from our ongoing cost containment initiatives ($7.6 million).
Trading and Brokerage. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2016 compared to the prior year primarily due to the impact of decreased revenues described above, partially offset by lower selling and administrative expenses resulting from our ongoing cost containment initiatives.

Corporate and Other Adjusted EBITDA. The following table presents a summary of Corporate and Other Adjusted EBITDA results during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Resource management activities (1)	$8.3	$9.9	$(1.6)	(16)%	$10.0	$11.1	$(1.1)	(10)%
Selling and administrative expenses (excluding debt restructuring)	(27.0)	(41.6)	14.6	35%	(61.0)	(91.0)	30.0	33%
Restructuring charges	(3.1)	(21.2)	18.1	85%	(15.2)	(21.2)	6.0	28%
Corporate hedging	(39.4)	(105.9)	66.5	(63)%	(150.4)	(209.7)	59.3	28%
UMWA VEBA Settlement	—	—	—	n.m.	68.1	—	68.1	n.m.
Other items, net (2)	(6.3)	(18.7)	12.4	66%	(30.2)	(38.3)	8.1	21%
Corporate and Other Adjusted EBITDA	$(67.5)	$(177.5)	$110.0	62%	$(178.7)	$(349.1)	$170.4	49%

(1)	Includes gains on certain surplus coal reserve and surface land sales and property management costs and revenues.

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

The improvement in selling and administrative expenses during the three and six months ended June 30, 2016 compared to the same periods in the prior year largely reflected the impact of our ongoing cost containment initiatives, including past restructuring activities. Restructuring charges decreased during the three and six months ended June 30, 2016 compared to the same periods in the prior year due to the elimination of a greater number of our more highly compensated positions at corporate and regional offices during the first half of 2015. The favorable variances associated with corporate hedging results, which includes foreign currency and commodity hedging, resulted from the year-over-year strengthening of the Australian dollar and the 2016 Settlement Agreement gain of $68.1 million recognized in connection with the settlement of all Patriot and United Mine Workers of America (UMWA) claims associated with the Patriot bankruptcy as further described in Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation" of the accompanying unaudited condensed consolidated financial statements. The favorable variances associated with other items, net is primarily attributable to a $6.2 million gain recorded in connection with the sale of our 5.06% participation interest in the Prairie State Energy Campus to the Wabash Valley Power Association for $57.1 million as further described in Note 16. "Other Events" of the accompanying unaudited condensed consolidated financial statements.

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase		Six Months Ended		Increase
	June 30,		to Income		June 30,		to Income
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$(31.9)	$(50.5)	$18.6	37%	$(59.4)	$(96.1)	$36.7	38%
Australian Thermal Mining	(26.7)	(27.7)	1.0	4%	(51.0)	(52.8)	1.8	3%
Powder River Basin Mining	(27.5)	(31.5)	4.0	13%	(56.7)	(68.7)	12.0	17%
Western U.S. Mining	(10.7)	(14.4)	3.7	26%	(23.1)	(28.2)	5.1	18%
Midwestern U.S. Mining	(14.0)	(16.3)	2.3	14%	(27.2)	(35.4)	8.2	23%
Trading and Brokerage	(0.1)	(0.4)	0.3	75%	(0.1)	(0.5)	0.4	80%
Corporate and Other	(5.0)	(6.3)	1.3	21%	(10.2)	(12.9)	2.7	21%
Total	$(115.9)	$(147.1)	$31.2	21%	$(227.7)	$(294.6)	$66.9	23%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Australian Metallurgical Mining	$4.10	$6.20	$3.98	$5.78
Australian Thermal Mining	2.69	2.73	2.40	2.52
Powder River Basin Mining	0.69	0.69	0.75	0.70
Western U.S. Mining	0.95	0.96	1.00	0.92
Midwestern U.S. Mining	0.49	0.43	0.41	0.44
The decrease in depreciation, depletion and amortization expense during the three and six months ended June 30, 2016 compared to the prior year reflected lower sales volumes from our mining platform. Depreciation, depletion and amortization was also impacted compared to the prior year by a reduction in the asset bases at several of our mines due to impairment charges recognized during 2015.
Selling and Administrative Expenses related to Debt Restructuring. The general and administrative expenses related to debt restructuring recorded during the three and six months ended June 30, 2016 related to legal and other expenditures made in connection with debt restructuring initiatives prior to the Debtors' filing of the Bankruptcy Petitions.
Asset Impairment. Refer to Note 5. "Asset Impairment" in the accompanying unaudited condensed consolidated financial statements for information surrounding the impairment charges recorded during the three and six months ended June 30, 2016 and 2015.
Interest Expense. The decrease in interest expense for the three and six months ended June 30, 2016 compared to the same periods in the prior year is primarily due to the impact of our filing of the Bankruptcy Petitions, specifically only accruing adequate protection payments subsequent to the Petition Date to certain secured lenders and other parties in accordance with Section 502(b)(2) of the Bankruptcy Code, partially offset by increased interest recorded in connection with additional prepetition borrowings under the 2013 Revolver and increased expense related to additional letters of credit issued in support of various obligations.
Loss on Early Debt Extinguishment. The loss on early debt extinguishment charges recorded during the three and six months ended June 30, 2015 related to the repurchase of $566.9 million aggregate principal amount of our 2016 Notes.

Realized Gains on Non-Coal Trading Derivative Contracts. Realized gains recorded during the three months ended June 30, 2016 related to previously unrealized fair value adjustments recorded directly to income during the three months ended March 31, 2016. Such adjustments resulted from the de-designation of certain of our derivative instruments previously designated as cash flow hedges of our exposure to foreign currency exchange rate risk and diesel fuel price risk. Refer to Note 8. "Derivatives and Fair Value Measurements" to the accompanying unaudited condensed consolidated financial statements for further information regarding our derivative instruments.
Reorganization Items, Net. The reorganization items recorded during the three months and six months ended June 30, 2016 related to expenses in connection with our Chapter 11 Cases. Refer to Note 3. "Reorganization Items, Net" to the accompanying unaudited condensed consolidated financial statements for further information regarding our reorganization items.
Loss from Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations before income taxes	$(260.8)	$(1,100.3)	$839.5	76%	$(488.3)	$(1,261.7)	$773.4	61%
Income tax benefit	(30.0)	(93.1)	(63.1)	68%	(95.8)	(90.1)	5.7	6%
Loss from continuing operations, net of income taxes	$(230.8)	$(1,007.2)	$776.4	77%	$(392.5)	$(1,171.6)	$779.1	66%
Results from continuing operations, net of income taxes, improved for the three and six months ended June 30, 2016 compared to the same periods in the prior year primarily due to lower pretax losses and the related tax impacts.
Income Tax Benefit. The income tax benefit recorded during the three months ended June 30, 2016 decreased compared to the prior year primarily due to the tax impact of impairment charges recognized during the 2015 period. The income tax benefit recorded during the six months ended June 30, 2016 increased compared to the prior year due to the tax allocation to continuing operations related to the tax effects of items credited to "Other comprehensive income" and the benefit of a loss carry back refund recorded in the current year, partially offset by the tax impact of impairment charges recognized during the 2015 period. Refer to Note 12. "Income Taxes" in the accompanying unaudited condensed consolidated financial statements for additional information.
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations, net of income taxes	$(230.8)	$(1,007.2)	$776.4	77%	$(392.5)	$(1,171.6)	$779.1	66%
Loss from discontinued operations, net of income taxes	(3.0)	(36.3)	33.3	(92)%	(6.4)	(45.2)	38.8	86%
Net loss	(233.8)	(1,043.5)	809.7	78%	(398.9)	(1,216.8)	817.9	67%
Less: Net income attributable to noncontrolling interests	1.7	1.8	0.1	6%	1.7	5.1	(3.4)	(67)%
Net loss attributable to common stockholders	$(235.5)	$(1,045.3)	$809.8	77%	$(400.6)	$(1,221.9)	$821.3	67%

Net loss attributable to common stockholders improved for the three and six months ended June 30, 2016 compared to the same periods in the prior year, which reflected the trend in results from continuing operations for each period, in addition to the favorable impact of results from discontinued operations.
Loss from Discontinued Operations, Net of Income Taxes. The favorable change in results from discontinued operations for the three and six months ended June 30, 2016 compared to the same periods in the prior year was driven primarily by a contingent loss accrual of $7.6 million recognized in the first quarter of 2015 associated with the Queensland Bulk Handling Pty Ltd. litigation and higher Patriot bankruptcy-related charges during the six months ended June 30, 2015. Those matters are discussed further in Note 19. "Commitments and Contingencies" and Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation", respectively, to the accompanying unaudited condensed consolidated financial statements.
Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase
	June 30,		to EPS		June 30,		to EPS
	2016	2015	$	%	2016	2015	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(12.71)	$(55.59)	$42.88	77%	$(21.56)	$(65.09)	$43.53	67%
Loss from discontinued operations	(0.16)	(2.00)	1.84	(92)%	(0.35)	(2.50)	2.15	86%
Net Loss	$(12.87)	$(57.59)	$44.72	78%	$(21.91)	$(67.59)	$45.68	68%
Diluted EPS results changed favorably for the three and six months ended June 30, 2016 compared to the same period in the prior year, commensurate with the changes in results from continuing operations and discontinued operations during that period.
Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
While coal markets remain pressured primarily due to reduced coal demand and low natural gas prices, we have seen some signs of improvement recently. China steel production and thermal generation have shown positive year-over-year growth in recent months, which, along with lower domestic China coal output, resulted in stronger seaborne coal demand. Seaborne met and thermal coal pricing have both improved from multi-year lows. U.S. coal production trended higher in the second quarter, coal inventory stockpiles decreased slightly, U.S. natural gas storage surplus declined and cooling degree days were higher than normal in June and July, which resulted in stronger U.S. coal consumption and higher natural gas prices. As a result of these shifting fundamentals, we expect U.S. coal consumption to increase in the second half of 2016.
Global Macroeconomic Indicators. The World Bank revised its global economic growth estimates downward in its June 2016 Global Economic Prospects with global growth for 2016 projected to remain in-line with 2015 at 2.4 percent. Weaker growth, continued declines in commodity prices and policy concerns drove the World Bank’s estimates lower. Over the next two years, the World Bank projects global growth to slowly increase, reaching 3.0 percent in 2018 as stabilizing commodity prices are expected to support commodity exporting economies.

Selected regional and worldwide projections of 2016 and 2017 macroeconomic growth, as measured by recent World Bank forecasts of gross domestic product (GDP), are presented below.

	GDP Growth (%)
Region:	2016	2017
U.S.	1.9%	2.2%
China	6.7%	6.5%
India	7.6%	7.7%
Worldwide	2.4%	2.8%
Seaborne Thermal Coal. Seaborne thermal coal demand has recently shown signs of improvement, with spot prices reaching 11-month highs. China imports have improved near-term on reduced domestic supply. However, demand continues to be impacted by sluggish coal generation growth and weak imports into India. The seaborne thermal coal market segment remains well-supplied, which has led to weaker prices for seaborne thermal coal.
Seaborne Metallurgical Coal. Improved sentiments led by increased steel production, reduced supply and a rise in import demand, with Chinese imports up 5 percent May year-to-date, support the recent uptick in spot pricing for seaborne metallurgical coal. Seaborne metallurgical coal prices for HQHCC and LV PCI settled at approximately $92.50 and $75.00 per tonne, respectively, for quarterly contracts commencing in July 2016, increasing 10 and 3 percent, respectively, versus prior-quarter price levels.
U.S. Thermal Coal. Given persistently low natural gas prices driven by an overabundance of natural gas supply and competition with other fuels for electricity generation, Peabody now projects U.S. utility coal consumption to decline approximately 85 to 105 million tons. As a result of lower consumption, stockpile drawdowns and weaker exports, Peabody now estimates a 185 to 215 million ton decline in 2016 total U.S. coal shipments. We expect U.S. thermal coal supply and demand to rebalance in 2017 as natural gas prices increase and as utility stockpiles decrease.
Regulatory Update
Other than as described in the following section, there were no significant changes to our regulatory matters subsequent to December 31, 2015. Information regarding our regulatory matters is outlined in Part I, Item 1. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2015.
Regulatory Matters - U.S.
Brexit. The June 23, 2016 referendum by British voters to exit the European Union, commonly referred to as "Brexit", adversely impacted global markets and foreign currencies. We currently have one subsidiary involved in the coal trade business that is located in the United Kingdom. We are monitoring developments and evaluating the impact that Brexit may have on those operations.
Final SEC Rule On Resource Extraction Disclosures. On June 27, 2016, the SEC announced that it adopted rules, mandated by the Dodd-Frank Act Wall Street Reform and Consumer Protection Act, to require resource extraction issuers to disclose payments made to governments for the commercial development of oil, natural gas or minerals. The rules are intended to promote greater transparency regarding payments related to resource extraction. The final rules will require us to disclose any payments made to the U.S. federal government or foreign governments to further commercial development of coal resources. The rules require issuers to file annual reports with the SEC under the Securities Exchange Act disclosing payments made by any subsidiary or entity controlled by the issuer. Under the final rules, commercial development includes exploration, extraction, processing and export, as well as the acquisition of licenses or permits for these activities. Resource extraction issuers are required to comply with the rules starting with their fiscal year ending no earlier than September 30, 2018. We are evaluating the impact of compliance with these rules.

SEC Proposed Rules to Modernize Property Disclosures for Mining Registrants. On June 16, 2016, the SEC announced proposed rules designed to modernize the disclosure requirements for mining properties. The proposed rules would, among other things, (i) provide a standard requiring an issuer to disclose mining operations that are material to its business or financial condition, (ii) require a reporting company to disclose mineral resources and material exploration results in addition to mineral reserves, (iii) permit disclosure of mineral reserves based on a preliminary or final feasibility study, (iv) require disclosures of mining operations as a whole, as well as disclosure for material individual properties, (v) require that an issuer’s disclosure for mineral resources, mineral reserves and material exploration results be based on supporting documentation prepared by a qualified person (as defined in the proposed rule) and (vi) require that qualified person to issue a technical report summary. We are evaluating the impact of compliance with these rules.
Mercury and Air Toxic Standards (MATS). On April 14, 2016, the United States Environmental Protection Agency (EPA) issued a final supplemental finding in response to the U.S. Supreme Court’s decision that the EPA interpreted the Clean Air Act unreasonably when it deemed cost irrelevant to the decision to regulate power plants, concluding that it is appropriate and necessary to set standards for emissions of air toxics (including mercury) from coal- and oil-fired power plants. Environmental and industry groups challenged that supplemental finding in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit) in three separate petitions for review, which were subsequently consolidated. Those consolidated cases are being held in abeyance upon the parties’ request, with motions to govern future proceedings due by September 30, 2016.
New Source Performance Standards for Carbon Dioxide Emissions From New, Modified and Reconstructed Fossil Fuel-Fired Electricity Utility Generating Units (EGUs). The EPA released the final rule regarding emissions of carbon dioxide (CO2) from new, modified and reconstructed fossil fuel-fired EGUs on August 3, 2015, and published the rule in the Federal Register on October 23, 2015. Numerous legal challenges to the final rule have been filed in the D.C. Circuit. Sixteen separate petitions for review were filed, and the challengers include 25 states, utilities, mining companies (including Peabody), labor unions, trade organizations and other groups. The cases have been consolidated under the case filed by North Dakota. Four additional cases were filed seeking review of the EPA’s denial of reconsideration petitions in a final action published in the May 6, 2016 Federal Register entitled “Reconsideration of Standards of Performance for Greenhouse Gas Emissions From New, Modified, and Reconstructed Stationary Sources: Electric Generating Units; Notice of final action denying petitions for reconsideration.” States and other organizations have intervened on behalf of the EPA. Upon petitioners’ request, the D.C. Circuit suspended the briefing schedule and consolidated the challenges to the EPA’s denial of petitions for reconsideration with the previously filed North Dakota case. Motions to amend the briefing schedule were due on August 4, 2016, and the Court will now set a briefing and argument schedule.
Rules for Regulating Carbon Dioxide Emissions From Existing Fossil Fuel-Fired EGUs. On August 3, 2015, the EPA announced the final rule regarding regulation of CO2 emissions from existing fossil fuel-fired EGUs, and published the rule in the Federal Register on October 23, 2015. In the final rule, the EPA established emission guidelines for states to use in developing plans to reduce CO2 emissions from existing fossil fuel-fired EGUs. Following Federal Register publication of the final rule on October 23, 2015, 39 separate petitions for review by approximately 157 entities were filed in the D.C. Circuit. The petitioners include 27 states and governmental entities, utilities, industry groups, trade associations, coal companies, and other entities. The petitions were consolidated by the D.C. Circuit with the case filed by West Virginia and Texas (in which other states have also joined). On October 29, 2015, we filed a motion to intervene in the case filed by West Virginia and Texas, in support of the petitioning states. The motion was granted on January 11, 2016. Numerous states and cities have also been allowed to intervene in support of the EPA.
On January 21, 2016, the D.C. Circuit denied the state and industry petitioners’ motions to stay the implementation of the rule but provided for an expedited schedule for review of the rule, with oral arguments to be held before a three-judge panel in June 2016. The state and industry petitioners sought review of the D.C. Circuit’s denial of a stay with the United States Supreme Court on January 27, 2016. On February 9, 2016, the Supreme Court granted the motion for a stay pending disposition of petitions for certiorari or the merits of the rule if certiorari is granted. If a writ of certiorari is sought and denied, the stay will terminate but if the writ is granted the stay will terminate when the Supreme Court enters a judgment. Briefing in the case has concluded. Acting on its own initiative on May 16, 2016, the D.C. Circuit cancelled the previously-scheduled June hearing before a three-judge panel, ordering instead that the case be heard en banc by nine active D.C. Circuit judges on September 27, 2016. The court has not resolved the competing proposals for oral argument format, including the petitioners’ request for two days of argument. A separate order will issue regarding allocation of oral argument time.
Stream Protection Rule. On July 27, 2015, the Office of Surface Mining Reclamation and Enforcement (OSM) issued its proposed Stream Protection Rule (SPR). The proposed rule would amend over 475 existing rules and add new requirements, impact both surface and underground mining operations, and would, among other changes, increase testing and monitoring requirements related to the quality or quantity of surface water and groundwater or the biological condition of streams. The final rule was sent to the Office of Information and Regulatory Affairs at the Office of Management and Budget for review in late May 2016, and is expected to be issued in 2016.

Regulatory Matters - Australia
Mining Tenements and Environmental.  On April 22, 2016, the Queensland State government passed amendments to the Environmental Protection Act 1994 (EP Act) which grant new powers to compel related bodies corporate, executive officers, financiers and shareholders, and a select category of related persons, to satisfy the environmental obligations of companies experiencing financial difficulty who are operating in Queensland.
Long-Term Outlook
The International Energy Agency (IEA) regularly makes projections about world coal demand based on various future scenarios for energy development. The scenarios used by the IEA as the bases for these projections vary by time and publication. Further details are available to the public directly from the IEA, including through the IEA’s website: http://www.iea.org/publications/scenariosandprojections/. Information contained on or accessible through the IEA’s website is not incorporated by reference into this Form 10-Q.(1)
The “New Policies Scenario” is IEA’s central scenario in its World Energy Outlook report (WEO). It incorporates policies and measures affecting energy markets that have already been adopted, as well as other relevant commitments and plans that have been announced by countries, including national pledges to reduce emissions and plans to phase-out fossil fuel subsidies, even if the measures to implement these commitments have yet to be identified or announced.
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
We have historically emphasized the Current Policies Scenario in its strategic planning processes and its investor communications. We believe that the Current Policies Scenario is the most appropriate for our investors to consider because we believe that it has proven to be the scenario that has yielded the most accurate projections of coal usage. Although the New Policies Scenario is the IEA's central scenario, the IEA does not endorse any particular scenario as being a more probable forecast than the others.
The IEA estimates in its WEO 2015, Current Policies Scenario, that worldwide primary energy demand will grow 45% (32% under the New Policies Scenario and 12% under the 450 Scenario) between 2013 and 2040. Demand for coal under the Current Policies Scenario during this time period is projected to rise 43% (12% under the New Policies Scenario, with a 36% reduction under the 450 Scenario).
Under its Current Policies Scenario, the IEA expects coal to retain its prominent presence as a fuel for the power sector worldwide. Coal's share of the power generation mix was 41% in 2013. By 2040, the IEA’s Current Policies Scenario estimates that coal's fuel share of global power generation will be 38% as it continues to have the largest share of worldwide electric power production (30%, slightly less than the share attributable to hydro and renewables, under the New Policies Scenario, and 12%, significantly less than the share attributable to hydro and renewables, under the 450 Scenario). Under the Current Policies Scenario, the IEA also projects that global natural gas-fueled electricity generation will have a compound annual growth rate of 2.7% from 2013-2040 (compared to compound annual growth rates of 2.1% under the New Policies Scenario and 0.3% under the 450 Scenario). Under the Current Policies Scenario, the total amount of electricity generated from natural gas is expected to be approximately 36% below the total for coal (approximately 24% below the total for coal under the New Policies Scenario and approximately 33% above the total for coal under the 450 Scenario), in 2040. Hydro and other renewables, under the Current Policies Scenario, are projected to comprise a combined 27% of the 2040 fuel mix (34% under the New Policies Scenario and 53% under the 450 Scenario) versus 22% in 2013. Electricity generation from nuclear power is expected to fall from 11% to 9% under the Current Policies Scenario (while growing from 11% to 12% under the New Policies Scenario and from 11% to 18% under the 450 Scenario) between 2013 and 2040.

(1)
As previously disclosed, on November 8, 2015, we entered into an Assurance of Discontinuance (the “AOD”) with the Office of the New York Attorney General. Pursuant to Section 1(b) of the AOD, we agreed that its future SEC filings or other public communications “will not contain any disclosure inconsistent with Sections 1(c) - (d) of [the AOD] or Exhibit A” attached to the AOD. The disclosures with respect to the IEA’s Current Policies Scenario and New Policies Scenario in our 2015 Form 10-K Annual Report dated March 16, 2016 are consistent with Exhibit A of the AOD rather than the provisions of Sections 1(c) - (d) of the AOD. The disclosures here include statistics or projections from the IEA’s 450 Scenario, as required under Section 1(d) of the AOD.

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
From time to time, we attempt to analyze the potential impact on Peabody of as-yet-unadopted, potential laws, regulations and policies. Such analyses require that we make significant assumptions as to the specific provisions of such potential laws, regulations and policies. Such analyses sometimes show that certain potential laws, regulations and policies, if implemented in the manner assumed by the analyses, could result in material adverse impacts on our operations, financial condition or cash flow. In view of the significant uncertainty surrounding each of these potential laws, regulations and policies, we do not believe that such analyses reasonably predict the quantitative impact that future laws, regulations or other policies may have on our results of operations, financial condition or cash flows.
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
Total Indebtedness. Our total indebtedness as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(Dollars in millions)
2013 Revolver	$1,210.3	$—
2013 Term Loan Facility due September 2020	1,154.5	1,156.3
6.00% Senior Notes due November 2018	1,509.9	1,508.9
6.50% Senior Notes due September 2020	645.8	645.5
6.25% Senior Notes due November 2021	1,327.7	1,327.0
10.00% Senior Secured Second Lien Notes due March 2022	962.3	960.4
7.875% Senior Notes due November 2026	245.9	245.8
Convertible Junior Subordinated Debentures due December 2066	367.1	366.2
DIP Term Loan Facility	457.4	—
Capital lease obligations	24.4	30.3
Other	0.5	0.8
	7,905.8	6,241.2
Less: Liabilities subject to compromise	7,423.5	—
Less: Current portion of long-term debt	482.3	5,874.9
Long-term debt	$—	$366.3

The carrying amounts of the 2013 Term Loan Facility due September 2020, the 6.00% Senior Notes due November 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due November 2021, the 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes), the 7.875% Senior Notes due November 2026, the Convertible Junior Subordinated Debentures due December 2066 (the Debentures) and the DIP Term Loan Facility (as defined below) have been presented above net of the respective unamortized debt issuance costs and original issue discounts, as applicable.
Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code
As of June 30, 2016, our available liquidity was $1,274.3 million which was substantially comprised of cash and cash equivalents. During the first quarter of 2016, we borrowed $947.0 million under the $1.65 billion revolving credit facility (as amended, the 2013 Revolver) for general corporate purposes. In accordance with our DIP Credit Agreement, we are required to maintain certain minimum liquidity thresholds. Of the $1,274.3 million of liquidity, $749.7 million was held by Debtor entities. Peabody is limited in its ability to transfer funds between Debtor and non-debtor entities or between certain non-debtor entities by court order, and, in certain instances, Peabody must first seek the approval of the DIP Lenders and the Bankruptcy Court to make such transfers. As of the Petition Date, we had approximately $675 million letters of credit outstanding on the 2013 Revolver. Subsequent to the Petition Date, certain counterparties drew on a portion of those letters of credit.  The letters of credit were in place to support various types of obligations, though the most significant items related to bank guarantees in place for certain reclamation obligations in Australia.  The draws required the recording of previously off-balance sheet liabilities, except in certain instances where we had previously recorded a liability, and as such have been reflected as additional borrowings under the 2013 Revolver.  The total of such letters of credit was $263.3 million during the three months ended June 30, 2016. "Investments and other assets" in the condensed consolidated balance sheets as of June 30, 2016 includes $229.2 million of collateral in support of certain of these obligations.
As a result of filing the Bankruptcy Petitions on April 13, 2016, we are in default under the 2013 Credit Facility and as such the 2013 Revolver can no longer be utilized.
Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors' property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.
The Bankruptcy Court has approved payment of certain prepetition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities and certain payments of insurance, essential suppliers, possessory lien vendors and surety bond issuers. Despite the liquidity provided by our existing cash on hand, cash from operations and the DIP Credit Agreement, our ability to maintain normal credit terms with our suppliers may become impaired. We have been and may continue to be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. Our suppliers could refuse to provide key products and services if we are unable to reach an agreement on credit terms. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some customers could be reluctant to enter into long-term agreements with us or may seek to terminate or modify their contracts with us.
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
Our ability to maintain adequate liquidity through the reorganization process and beyond depends on our ability to successfully implement our plan of reorganization, successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. Refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for a discussion of the risks associated with our liquidity after the filing of our Chapter 11 Cases.

On the Petition Date, the Debtors also filed a motion (the DIP Motion) seeking authorization to use cash collateral and to approve financing (the DIP Financing) under that certain Superpriority Secured Debtor-In-Possession Credit Agreement (the DIP Credit Agreement) by and among Peabody as borrower, Peabody Global Funding, LLC, formally known as the Global Center for Energy and Human Development and certain Debtors party thereto as guarantors (the Guarantors and together with the Company, the Loan Parties), the lenders party thereto (the DIP Lenders) and Citibank, N.A. as Administrative Agent (in such capacity, the DIP Agent) and L/C Issuer. The DIP Credit Agreement provides for (i) a term loan not to exceed $500 million (the DIP Term Loan Facility), of which $200 million was made available upon entry of an interim order, the remaining $300 million pending the entry of the final order approving the DIP Credit Agreement (the Final Order), secured by substantially all of the assets of the Loan Parties, subject to certain excluded assets and carve outs and guaranteed by the Loan Parties (other than the Company), which would be used for working capital and general corporate purposes, to cash collateralize letters of credit and to pay fees and expenses, (ii) a cash collateralized letter of credit facility in an amount up to $100 million (the L/C Facility), and (iii) a bonding accommodation facility in an amount up to $200 million consisting of (x) a carve-out from the collateral with superpriority claim status, subject only to the fees carve-out, entitling the authority making any bonding request to receive proceeds of collateral first in priority before distribution to any DIP Lender or other prepetition secured creditor, except for letters of credit issued under the DIP Credit Agreement and/or (y) a letter of credit facility (the Bonding L/C Facility). The aggregate face amount of all letters of credit issued under the L/C Facility and the Bonding L/C Facility shall not at any time exceed $50 million without DIP Lender consent.
The DIP Credit Agreement includes covenants that, subject to certain exceptions, require Peabody to maintain certain minimum thresholds of liquidity and consolidated EBITDA and to not exceed a certain maximum capital spend, and limit the ability of Peabody and the Guarantors to, among other things: (i) make dispositions of material leases and contracts, (ii) make acquisitions, loans or investments, (iii) create liens on their property, (iv) dispose of assets, (v) incur indebtedness, (vi) merge or consolidate with third parties, (vii) enter into transactions with affiliated entities, and (viii) make material changes to their business activities.
In addition to customary events of default, the DIP Credit Agreement contains the following milestones relating to the Chapter 11 Cases certain of which milestones have been modified as reflected below pursuant to amendments to the DIP Credit Agreement entered into since the Petition Date, the failure of which, if not cured, amended or waived, would result in an event of default:

•	not later than 120 days following the Petition Date, delivery of the U.S. Business Plan and the Australian Business Plan;

•
not later than the earlier to occur of (i) the date that is three business days following the entry of the Final Order and (ii) the date that is 45 days following the Petition Date, a declaratory judgment action shall be commenced by Peabody (without prejudice to the rights of any party-in-interest to commence such a declaratory judgment action or any other proceeding) seeking a determination of the Principal Property Cap (including the amount thereof) and which of the U.S. Mine complexes are Principal Properties (the CNTA Issues), and not later than 181 days following the Petition Date of the Chapter 11 Cases, the Bankruptcy Court shall have entered an order determining the CNTA Issues (the CNTA Order Date);

•
not later than the later of (i) 30 days following the CNTA Order Date and (ii) 210 days following the Petition Date, the filing of an Acceptable Reorganization Plan (as defined below) and related disclosure statement;

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

On April 15, 2016, the Bankruptcy Court issued an order approving the DIP Motion on an interim basis and authorizing the Loan Parties to, among other things, (i) enter into the DIP Credit Agreement and initially borrow up to $200 million, (ii) obtain a cash collateralized letter of credit facility in the aggregate amount of up to $100 million, and (iii) an accommodation facility for bonding requests in an aggregate stated amount of up to $200 million. On April 18, 2016, we entered into the DIP Credit Agreement with the DIP Lenders and borrowed $200 million under the DIP Term Loan Facility. On May 17, 2016, the Bankruptcy Court approved the DIP Financing on a final basis and entered an order to that effect on May 18, 2016. On May 19, 2016, following entry of the Final Order, we borrowed the remaining $300 million available under the DIP Term Loan Facility.
The scheduled maturity under the DIP Credit Agreement is the earliest of (a) the Scheduled Termination Date, (b) 45 days after the entry of the Interim Order if the Final Order has not been entered prior to the expiration of such 45-day period (as such period may be extended with the consent of certain DIP Lenders), (c) the substantial consummation of a plan of reorganization filed in the cases that is confirmed pursuant to an order entered by the Bankruptcy Court, (d) the acceleration of the loans and the termination of commitments with respect to the DIP Credit Agreement and (e) a sale of all or substantially all of the assets of Peabody (or the Loan Parties) pursuant to Section 363 of the Bankruptcy Code. Borrowings under the DIP Term Loan Facility bear interest at an interest rate per annum equal to, at Peabody's option (i) LIBOR plus 9.00%, subject to a 1.00% LIBOR floor or (ii) the base rate plus 8.00%.
“Scheduled Termination Date” means the date that is 12 months after the closing date; provided that such date may, at the election of Peabody, be extended by up to an additional 6 months so long as, at the time such extension shall become effective, (w) there shall exist no default under the DIP Credit Agreement, (x) the representations and warranties of the Loan Parties therein shall be true and correct in all material respects, (y) Peabody shall have paid or caused to be paid to the DIP Agent for the account of each DIP Lender an extension fee in an amount equal to 2.50% of such DIP Lender’s outstanding exposure under the DIP Term Loan Facility at such time and (z) Peabody shall have delivered to the DIP Agent an updated DIP budget covering the additional period to be effected by such extension.
We paid aggregate debt issuance costs of $25.6 million during the three months ended June 30, 2016 related to the DIP Term Loan Facility, which will be amortized over a 12-month period.
Additionally, prior to the Petition Date, we made available to our Australian platform a committed $250 million revolving intercompany loan facility (Intercompany Loan Facility). The Intercompany Loan Facility is designed to provide additional liquidity to support the ongoing operations of the Australian business during the Chapter 11 Cases, with draw amounts being tied to operating budgets and subject to certain availability restrictions. In accordance with the terms of the DIP Credit Agreement, the aggregate outstanding principal amount shall not exceed $250 million at any one time, which amount shall be subject to increase by up to $200 million with the written consent of the DIP Lenders. The consent of the DIP Lenders is also required to grant liens valued at 50% or more of the assets collateralizing the Intercompany Loan Facility. As of June 30, 2016, there were no amounts outstanding on the Intercompany Loan Facility.
On March 25, 2016, we amended and restated our accounts receivable securitization program (securitization program) to, among other things, extend the term of the program by two years to March 23, 2018 and reduce the maximum availability under the facility from $275.0 million to $180.0 million. The accessible capacity of the program varies monthly, dependent upon the actual amount of receivables available for contribution and various reserves and limits. As of June 30, 2016, $47.1 million was deposited in a collateral account to secure letters of credit.
On April 12, 2016, we entered into an amendment to our securitization program to state that the filing of the Bankruptcy Petitions would not result in an automatic termination of the securitization program that would result in the acceleration of the obligations thereunder. On the Petition Date, the Debtors filed a motion seeking Bankruptcy Court approval of the continuation of the securitization program on the terms set forth in the amendments. On April 15, 2016, the Bankruptcy Court entered an order approving this motion on an interim basis. On April 18, 2016, we entered into an additional amendment to its securitization program to (i) change the maturity date to the earlier of March 23, 2018 and the emergence of the Debtors from the Chapter 11 Cases, (ii) revise the schedule of fees and (iii) enter into an additional performance guarantee by our subsidiaries that are contributors under the securitization facility promising to fulfill obligations of the other contributors. On May 17, 2016, the Bankruptcy Court approved the securitization program on a final basis and entered an order to that effect on May 18, 2016.

Contractual Obligations
Our Bankruptcy Petitions constituted an event of default under our derivative financial instrument contracts and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. The terminated positions are first-lien obligations secured by the collateral and all of the property that is subject to liens under our secured credit agreement dated September 24, 2013 (as amended, the 2013 Credit Facility). As a result of the terminations, we have recorded a settlement liability, without credit valuation adjustments, of $257.3 million. The net settlement liability will be accounted for as a prepetition liability subject to compromise.
Historical Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015, as reported in the accompanying unaudited condensed consolidated financial statements:

	Six Months Ended		Increase (Decrease)
	June 30,		to Cash and Cash Equivalents
	2016	2015	$	%
	(Dollars in millions)
Net cash used in operating activities	$(431.8)	$(56.4)	$(375.4)	n.m.
Net cash provided by (used in) investing activities	65.7	(36.1)	101.8	282%
Net cash provided by in financing activities	1,379.1	281.6	1,097.5	390%
Net change in cash and cash equivalents	1,013.0	189.1	823.9	436%
Cash and cash equivalents at beginning of period	261.3	298.0	(36.7)	(12)%
Cash and cash equivalents at end of period	$1,274.3	$487.1	$787.2	162%
Operating Activities. The decrease in net cash provided by operating activities for the six months ended June 30, 2016 compared to the same period in the prior year was driven by the following:

•	A year-over-year decrease in cash from our operations;

•
An unfavorable change in net cash flows associated with our working capital ($190.4 million, excluding the impact of payments to the voluntary employee beneficiary association (VEBA) discussed separately below) despite the utilization of the 30-day grace period with respect to a $21.1 million semi-annual interest payment due March 15, 2016 on the 6.50% Senior Notes due September 2020 and a $50.0 million semi-annual interest payment due March 15, 2016 on the 10.00% Senior Secured Second Lien Notes due March 2022; and

•	Funds that became restricted during the year as collateral for financial assurances associated with reclamation obligations ($79.7 million); partially offset by

•	Lower aggregate payments to Patriot and the related VEBA made in connection with our 2015 and 2016 settlement agreements with Patriot and the UMWA ($45.0 million).

Investing Activities. The favorable change in cash results from investing activities for the six months ended June 30, 2016 compared to the same period in the prior year was mainly due to:

•
Higher proceeds from disposals of assets ($92.2 million) primarily due to the sale of our 5.06 percent participation interest in the Prairie State Energy Campus, as well as our interest in undeveloped metallurgical reserve tenements in Queensland's Bowen Basin, which included the Olive Downs South, Olive Downs South Extended and Willunga tenements; and

•	Lower current year additions to property, plant, equipment and mine development ($18.8 million, net of changes in accrued expenses related to capital expenditures); partially offset by

•
Lower net proceeds from debt and equity security investment transactions ($9.2 million) due primarily to the second quarter 2015 divestment of our prior holdings of Winsway Enterprises Holdings Limited marketable equity securities.

Financing Activities. The increase in net cash provided by financing activities for the six months ended June 30, 2016 compared to the same period in the prior year was reflective of:

•
Higher proceeds from long-term debt ($446.3 million), primarily due to the proceeds received from our DIP Term Loan Facility during the second quarter of 2016 ($475.0 million, net of original issue discount) and the net draws on our 2013 Revolver during the first quarter of 2016 ($947.0 million), partially offset by proceeds received from our Senior Secured Second Lien Notes ($975.7 million, net of original issue discount) during the first quarter of 2015; and

•	Lower repayments of long-term debt ($650.7 million), mainly due to the extinguishment of $650.0 million aggregate principal of our 2016 Senior Notes in the first quarter of 2015.
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
Guarantees and Other Financial Instruments with Off-Balance Sheet Risk. See Note 18. "Financial Instruments and Other Guarantees" to our unaudited condensed consolidated financial statements for a discussion of our securitization program and guarantees and other financial instruments with off-balance sheet risk.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our financial statements, which have been prepared in accordance with GAAP. We are also required under GAAP to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our critical accounting policies remain unchanged at June 30, 2016.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 2. "Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented" to our unaudited condensed consolidated financial statements for a discussion of newly adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 8. "Derivatives and Fair Value Measurements" to the accompanying unaudited condensed consolidated financial statements. The Bankruptcy Petitions constituted an event of default under our derivative financial instrument contracts and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. As a result, we no longer have any foreign currency hedging instruments in place. Therefore, our exposure in operating costs and expenses due to a $0.05 change in the Australian dollar/U.S. dollar exchange rate is approximately $94 million for the next twelve months.
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
We expect to consume 120 to 130 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $30 million based on our expected usage.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 1. "Basis of Presentation," Note 19. "Commitments and Contingencies" and Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation" to the unaudited condensed consolidated financial statements included in Part I, Item 1. "Financial Statements" of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 1A. Risk Factors.
The risk factors set forth below are updates to certain risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 16, 2016 and in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016.
Our trading and hedging activities no longer cover certain risks, and may expose us to earnings volatility and other risks, including increasing requirements to post margin.
We historically entered into hedging arrangements designed primarily to manage market price volatility of foreign currency (primarily the Australian dollar), diesel fuel and coal. Currently, we primarily enter into hedging arrangements designed to manage coal market price through our trading and marketing functions; however, we may in the future enter into hedging arrangements to manage the volatility of foreign currency, diesel fuel, or other matters.

Some of these derivative trading instruments require us to post margin based on the value of those instruments and other credit factors. If the fair value of our hedge portfolio moves significantly, or laws or regulations are passed requiring all hedge arrangements to be exchange-traded or exchange-cleared, we could be required to post additional margin. In addition, as a result of the Bankruptcy Petitions and the volatility in global markets, we have increasingly been required to post margin under the requirements of these instruments. Further requirements to post margin could negatively impact our liquidity.
Through our trading and hedging activities, we are also exposed to the nonperformance and credit risk with various counterparties, including exchanges and other financial intermediaries. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements, which could negatively impact our profitability and/or liquidity.
We are currently subject to foreign currency exchange rate risk for non-U.S. dollar expenditures and balances and price risk on diesel fuel utilized in our mining operations. As noted above, we have historically used derivative financial instruments, including forward contracts, swaps and options, designated as cash flow hedges, to manage these risks. Our Bankruptcy Petitions constituted an event of default under these derivative financial instruments and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. As a result, we are exposed to foreign currency exchange rate risk and the risk of fluctuations in the price of fuel.
Trading in our securities during the pendency of our Chapter 11 Cases poses substantial risks and is highly speculative. It is uncertain whether our equity or other securities will be cancelled, or if holders of such equity, or other securities, will receive any distribution with respect to, or be able to recover any portion of, their investments.
It is uncertain at this stage of our Chapter 11 Cases if any proposed plan of reorganization would allow for distributions with respect to our equity or other securities. It is likely that our equity securities will be cancelled and extinguished upon confirmation of a proposed plan of reorganization by the Bankruptcy Court, and that the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of our equity or other securities, amounts invested by the holders of such securities would not be recoverable and such securities would have no value. Trading prices for our equity or other securities may bear little or no relationship during the pendency of the Chapter 11 Cases to the actual recovery, if any, by the holders thereof at the conclusion of the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.
Our mining operations could be adversely affected if we fail to appropriately secure our obligations.
U.S. federal and state laws, and Australian laws, require us to secure certain of our obligations to reclaim and rehabilitate lands used for mining, to pay federal and state workers’ compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. The primary methods we use to meet those obligations are to post a corporate guarantee (i.e., self-bond), provide a third-party surety bond, a letter of credit or a bank guarantee. As of June 30, 2016, we had $1,140.3 million of self-bonding in place for our reclamation obligations.
On July 26, 2016, we filed three motions with the Bankruptcy Court seeking approval of Stipulations and Orders (collectively, the “Stipulations”) regarding settlement agreements entered into with the states of Wyoming, New Mexico and Indiana. The Stipulations supply the relevant state authorities with additional financial assurance for our performance of its reclamation obligations by entitling them to (i) claims in the Chapter 11 Cases that have priority over any or all administrative expenses of the kind specified in section 503(b) of the Bankruptcy Code for the specified values set forth in the Stipulations and (ii) in the case of Indiana, $7.5 million in letters of credit related to closed mining operations, together not to exceed the full amount of the $200 million bonding accommodation facility provided for in the DIP Credit Agreement. In addition to providing supplemental financial assurances to these states, we have agreed to, among other things, quarterly reclamation activity status meetings as well as targeting reductions in the amount of bonds outstanding with these states. Pursuant to the Stipulations, the states of Wyoming, New Mexico, and Indiana would effectively deem our bonding requirements satisfied for the pendency of the Chapter 11 Cases. The motions are expected to be heard by the Bankruptcy Court on August 17, 2016.
As previously disclosed, our ability to self-bond reduces our costs of securing reclamation obligations and enhances liquidity to the extent alternate forms of bonding would require us to post collateral. To the extent we are unable to maintain our current level of self-bonding due to legislative or regulatory changes, changes in our financial condition or for any other reason, we may be required to obtain replacement financial assurances or security. Further, self-bonding is permitted at the discretion of each state. As of June 30, 2016, we were self-bonded in Illinois, Indiana, New Mexico and Wyoming. On April 29, 2016, we received a letter from the Illinois Department of Natural Resources that requires us to replace a total of approximately $92 million of self-bonding with alternative forms of assurance for reclamation obligations in the state of Illinois within 90 days; however this deadline has been extended to October 31, 2016. We are in preliminary discussions with Illinois, Wyoming, New Mexico and Indiana regarding our reclamation bonding over the long term.

As of June 30, 2016, we also had outstanding surety bonds with third parties, bank guarantees and letters of credit of $997.6 million, of which $589.9 million was for post-mining reclamation, $74.3 million related to workers’ compensation obligations, $107.6 million was for coal lease obligations and $225.8 million was for other obligations, including road maintenance and performance guarantees. Surety bonds are typically renewable on a yearly basis. Some bank guarantees are also renewable on a yearly basis while other have an open-ended term. Surety bond and bank guarantee issuers may not continue to renew the bonds or may demand additional collateral upon those renewals, which may in turn affect our available liquidity. Our ability to maintain and acquire letters of credit is subject to us maintaining compliance under the DIP Credit Agreement and our other financing agreements, including those governing our accounts receivable securitization program. Additionally, under the DIP Credit Agreement, we cannot have more than $50 million of letters of credit outstanding under the L/C Facility and the Bonding L/C Facility, without lender consent.
Our failure to retain, or inability to acquire, surety bonds, bank guarantees or letters of credit, or to provide a suitable alternative, would have a material adverse effect on us. That failure could result from a variety of factors including the following:

•	lack of availability, higher expense, or unfavorable market terms of new surety bonds;

•	restrictions on the availability of collateral for current and future third-party surety bond or bank guarantee issuers under the DIP Credit Agreement or other financing arrangements;

•	the exercise by third-party surety bond or bank guarantee issuers of their right to refuse to renew the surety or guarantee;

•	restrictions contained in the DIP Credit Agreement and the agreement governing our accounts receivable securitization program; and

•
the inability to replace our 2013 Credit Facility after we emerge from Chapter 11 or to renew our accounts receivable securitization program or a default or lack of availability of letters of credit thereunder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On October 24, 2008, we announced that our Board of Directors approved an amendment to the then existing share repurchase program to authorize repurchases of up to $1.0 billion of the then outstanding shares of our common stock (Repurchase Program). The Repurchase Program does not have an expiration date and may be discontinued at any time. Through June 30, 2016, we have repurchased a total of 0.5 million shares under the Repurchase Program at a cost of $299.6 million, leaving $700.4 million available for share repurchases under the Repurchase Program. Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. No share repurchases were made under the Repurchase Program during the six months ended June 30, 2016 or 2015.
Share Relinquishments
We routinely allow employees to relinquish common stock to pay estimated taxes upon the vesting of equity awards and upon the issuance of common stock related to performance units under our equity incentive plans. The value of common stock tendered by employees is determined based on the closing price of our common stock on the dates of the respective relinquishments.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2016	232	$1.88	—	$700.4
May 1 through May 31, 2016	—	—	—	700.4
June 1 through June 30, 2016	—	—	—	700.4
Total	232	$1.88	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the Repurchase Program.

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
Item 6. Exhibits.
See Exhibit Index at page 83 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	August 8, 2016	By:	/s/ AMY B. SCHWETZ
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

10.2
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

10.3
Superpriority Secured Debtor-In-Possession Credit Agreement, dated as of April 18, 2016, by and among Peabody Energy Corporation, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as Administrative Agent and L/C Issuer (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed April 22, 2016).

10.4
Amendment No. 1 to Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of May 9, 2016, by and among Peabody Energy Corporation, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed May 24, 2016).

10.5
Amendment No. 2 to Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of May 18, 2016, by and among Peabody Energy Corporation, the guarantors party thereto, the lenders party thereto, the issuing bank party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed May 24, 2016).

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
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