Form 10-Q
period 2016-09-30
PEABODY ENERGY CORP
filed 2016-11-03
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 18.5 million shares of the registrant's common stock (par value of $0.01 per share) outstanding at October 31, 2016.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions, except per share data)
Revenues
Sales	$1,076.8	$1,277.4	$2,861.9	$3,922.9
Other revenues	130.3	141.5	412.6	373.2
Total revenues	1,207.1	1,418.9	3,274.5	4,296.1
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	1,064.8	1,254.0	2,981.2	3,774.4
Depreciation, depletion and amortization	117.8	136.0	345.5	430.6
Asset retirement obligation expenses	12.7	12.3	37.3	40.4
Selling and administrative expenses	32.1	37.8	114.6	128.8
Restructuring charges	0.3	1.8	15.5	23.0
Other operating (income) loss:
Net gain on disposal of assets	(1.9)	(7.9)	(17.4)	(20.2)
Asset impairment	—	—	17.2	900.8
Loss from equity affiliates	2.9	5.3	12.6	12.3
Operating loss	(21.6)	(20.4)	(232.0)	(994.0)
Interest expense	58.5	118.5	243.7	344.0
Loss on early debt extinguishment	—	—	—	67.8
Interest income	(1.3)	(1.4)	(4.0)	(6.6)
Reorganization items, net	29.7	—	125.1	—
Loss from continuing operations before income taxes	(108.5)	(137.5)	(596.8)	(1,399.2)
Income tax (benefit) provision	(12.9)	6.9	(108.7)	(83.2)
Loss from continuing operations, net of income taxes	(95.6)	(144.4)	(488.1)	(1,316.0)
Loss from discontinued operations, net of income taxes	(38.1)	(157.5)	(44.5)	(202.7)
Net loss	(133.7)	(301.9)	(532.6)	(1,518.7)
Less: Net income attributable to noncontrolling interests	1.8	2.8	3.5	7.9
Net loss attributable to common stockholders	$(135.5)	$(304.7)	$(536.1)	$(1,526.6)

Loss from continuing operations:
Basic loss per share	$(5.32)	$(8.08)	$(26.88)	$(73.05)
Diluted loss per share	$(5.32)	$(8.08)	$(26.88)	$(73.05)

Net loss attributable to common stockholders:
Basic loss per share	$(7.41)	$(16.73)	$(29.31)	$(84.23)
Diluted loss per share	$(7.41)	$(16.73)	$(29.31)	$(84.23)

Dividends declared per share	$—	$—	$—	$0.075
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Net loss	$(133.7)	$(301.9)	$(532.6)	$(1,518.7)
Other comprehensive income (loss), net of income taxes:
Net change in unrealized gains on available-for-sale securities (net of respective net tax provision (benefit) of $0.0, $0.0, $0.0 and ($0.1))	—	0.2	—	0.2
Net unrealized gains (losses) on cash flow hedges (net of respective net tax provision (benefit) of $17.6, $(30.1), $69.9 and $49.8)
Decrease in fair value of cash flow hedges	—	(115.6)	—	(100.4)
Reclassification for realized losses included in net loss	29.9	68.9	119.0	183.9
Net unrealized gains (losses) on cash flow hedges	29.9	(46.7)	119.0	83.5
Postretirement plans and workers' compensation obligations (net of respective net tax provision of $2.1, $1.8, $6.3 and $11.2)	3.6	10.8	10.8	26.8
Foreign currency translation adjustment	1.5	(15.3)	2.4	(41.5)
Other comprehensive income (loss), net of income taxes	35.0	(51.0)	132.2	69.0
Comprehensive loss	(98.7)	(352.9)	(400.4)	(1,449.7)
Less: Comprehensive income attributable to noncontrolling interests	1.8	2.8	3.5	7.9
Comprehensive loss attributable to common stockholders	$(100.5)	$(355.7)	$(403.9)	$(1,457.6)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2016	December 31, 2015
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,167.8	$261.3
Restricted cash	24.2	—
Accounts receivable, net of allowance for doubtful accounts of $14.2 at September 30, 2016 and $6.6 at December 31, 2015	351.9	228.8
Inventories	259.6	307.8
Assets from coal trading activities, net	19.9	23.5
Deferred income taxes	53.5	53.5
Other current assets	368.9	447.6
Total current assets	2,245.8	1,322.5
Property, plant, equipment and mine development, net	9,215.5	9,258.5
Deferred income taxes	2.3	2.2
Investments and other assets	771.6	363.7
Total assets	$12,235.2	$10,946.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$493.1	$5,874.9
Liabilities from coal trading activities, net	19.5	15.6
Accounts payable and accrued expenses	835.9	1,446.3
Total current liabilities	1,348.5	7,336.8
Long-term debt, less current portion	—	366.3
Deferred income taxes	107.6	69.1
Asset retirement obligations	703.4	686.6
Accrued postretirement benefit costs	715.4	722.9
Other noncurrent liabilities	504.8	846.7
Total liabilities not subject to compromise	3,379.7	10,028.4
Liabilities subject to compromise	8,331.6	—
Total liabilities	11,711.3	10,028.4
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of September 30, 2016 or December 31, 2015	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of September 30, 2016 or December 31, 2015	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of September 30, 2016 or December 31, 2015	—	—
Common Stock — $0.01 per share par value; 53.3 shares authorized,19.3 shares issued and 18.5 shares outstanding as of September 30, 2016 and December 31, 2015	0.2	0.2
Additional paid-in capital	2,418.5	2,410.7
Treasury stock, at cost — 0.8 shares as of September 30, 2016 and December 31, 2015	(371.8)	(371.7)
Accumulated deficit	(1,039.5)	(503.4)
Accumulated other comprehensive loss	(486.7)	(618.9)
Peabody Energy Corporation stockholders’ equity	520.7	916.9
Noncontrolling interests	3.2	1.6
Total stockholders’ equity	523.9	918.5
Total liabilities and stockholders’ equity	$12,235.2	$10,946.9
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(532.6)	$(1,518.7)
Loss from discontinued operations, net of income taxes	44.5	202.7
Loss from continuing operations, net of income taxes	(488.1)	(1,316.0)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation, depletion and amortization	345.5	430.6
Noncash interest expense	30.0	22.9
Deferred income taxes	(38.9)	(53.7)
Noncash share-based compensation	8.9	20.0
Asset impairment	17.2	900.8
Net gain on disposal of assets	(17.4)	(20.2)
Loss from equity affiliates	12.6	12.3
Gain on VEBA settlement	(68.1)	—
Settlement of hedge positions	(25.0)	—
Reclassification from OCI for terminated hedge contracts	82.0	(14.9)
Noncash reorganization items, net	96.5	—
Changes in current assets and liabilities:
Accounts receivable	24.4	190.0
Change in receivable from accounts receivable securitization program	(168.5)	(5.0)
Inventories	47.8	55.2
Net assets from coal trading activities	7.5	(17.4)
Other current assets	(28.6)	7.6
Accounts payable and accrued expenses	5.2	(322.0)
Restricted cash	(94.8)	—
Asset retirement obligations	19.0	28.1
Accrued postretirement benefit costs	(0.6)	14.2
Accrued pension costs	16.4	21.1
Take-or-pay obligation settlement	(15.5)	—
Other, net	(25.4)	(15.6)
Net cash used in continuing operations	(257.9)	(62.0)
Net cash used in discontinued operations	(18.9)	(28.6)
Net cash used in operating activities	(276.8)	(90.6)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(56.6)	(76.9)
Changes in accrued expenses related to capital expenditures	(5.5)	(14.5)
Federal coal lease expenditures	(249.0)	(89.8)
Proceeds from disposal of assets, net of notes receivable	134.7	39.6
Purchases of debt and equity securities	—	(22.6)
Proceeds from sales and maturities of debt and equity securities	—	33.6
Contributions to joint ventures	(241.7)	(349.8)
Distributions from joint ventures	236.7	339.8
Advances to related parties	(23.3)	(3.6)
Repayments of loans from related parties	13.2	—
Other, net	(8.2)	(2.1)
Net cash used in investing activities	(199.7)	(146.3)
Cash Flows From Financing Activities
Proceeds from long-term debt	1,429.8	975.7
Repayments of long-term debt	(11.2)	(666.0)
Payment of deferred financing costs	(29.8)	(28.7)
Dividends paid	—	(1.4)
Distributions to noncontrolling interests	(3.9)	(2.1)
Other, net	(1.9)	(4.3)
Net cash provided by financing activities	1,383.0	273.2
Net change in cash and cash equivalents	906.5	36.3
Cash and cash equivalents at beginning of period	261.3	298.0
Cash and cash equivalents at end of period	$1,167.8	$334.3
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2015	$0.2	$2,410.7	$(371.7)	$(503.4)	$(618.9)	$1.6	$918.5
Net loss	—	—	—	(536.1)	—	3.5	(532.6)
Net realized losses on cash flow hedges (net of $69.9 net tax provision)	—	—	—	—	119.0	—	119.0
Postretirement plans and workers’ compensation obligations (net of $6.3 net tax provision)	—	—	—	—	10.8	—	10.8
Foreign currency translation adjustment	—	—	—	—	2.4	—	2.4
Share-based compensation for equity-classified awards	—	7.8	—	—	—	—	7.8
Repurchase of employee common stock relinquished for tax withholding	—	—	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	(1.9)	(1.9)
September 30, 2016	$0.2	$2,418.5	$(371.8)	$(1,039.5)	$(486.7)	$3.2	$523.9
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2015 has been derived from the Company’s audited consolidated balance sheet at that date. The Company's results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2016.
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
Filing Under Chapter 11 of the United States Bankruptcy Code
On April 13, 2016 (the Petition Date), Peabody and a majority of its wholly owned domestic subsidiaries as well as one international subsidiary in Gibraltar (the Filing Subsidiaries, and together with Peabody, the Debtors) filed voluntary petitions for reorganization (the petitions collectively, the Bankruptcy Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). The Company’s Australian operations and other international subsidiaries are not included in the filings. The Debtors' Chapter 11 cases (collectively, the Chapter 11 Cases) are being jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529 (Bankr. E.D. Mo.). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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
On April 14, 2016, the Bankruptcy Court approved several motions (First Day Motions), including motions (i) authorizing the Debtors to pay prepetition wages and benefits for its workforce (Employee Motion), in part, (ii) prohibiting utilities from discontinuing service and authorizing the Debtors to provide adequate assurance deposits, (iii) authorizing the Debtors to pay prepetition obligations to certain critical vendors on an interim basis (Critical Vendor Motion), (iv) authorizing the Debtors to maintain their existing cash management system on an interim basis (Cash Management Motion), (v)  authorizing certain Debtors to continue selling and contributing receivables and related rights pursuant to a securitization facility on an interim basis (Securitization Motion) and (vi) authorizing the Debtors to enter into an $800 million debtor-in-possession financing facility (DIP Credit Agreement) on an interim basis (DIP Motion).
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings, including certain of the third party litigation matters described in Note 19. "Commitments and Contingencies" and Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation" of this report or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.
The U.S. Trustee for the Eastern District of Missouri filed a notice appointing an official committee of unsecured creditors (the Creditors' Committee) on April 29, 2016. The Creditors’ Committee represents all unsecured creditors of the Debtors and has a right to be heard on all matters that come before the Bankruptcy Court.
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
On May 20, 2016, the Debtors filed a complaint and request for declaratory judgment, as required by the terms of the DIP Credit Agreement, against Citibank, N.A. (in its capacity as Administrative Agent under the Debtors' prepetition secured credit agreement), among others, regarding the extent of certain collateral and secured claims of certain prepetition creditors (the CNTA Adversary Proceeding).
On June 13, 2016, Citibank, N.A. filed an answer and counter-claim for declaratory judgment.  On June 14, 2016, two motions to intervene were filed, one from the Creditors' Committee and another from a group of creditors holding $1.65 billion in face value of the Company's Senior Notes (as indicated in their motion). The intervention motions were granted on July 7, 2016.
On June 15, 2016, the Bankruptcy Court approved several motions, including motions that (i)  established deadlines for the filing of certain proofs of claim, approved the form and manner of notice thereof, and (ii)  established a key employee retention program. At this hearing, the Bankruptcy Court also approved the Debtors' retention of various professionals, and the Creditors’ Committee's retention of various professionals.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 5, 2016, the Debtors filed an answer to certain counterclaims in the CNTA Adversary Proceeding.  On July 7, 2016, the Bankruptcy Court entered a stipulated order authorizing the Official Committee of Unsecured Creditors and certain noteholders to intervene in the CNTA Adversary Proceeding. On July 12, 2016, the Bankruptcy Court entered an order appointing the Honorable James L. Garrity, Jr. as mediator in the CNTA Adversary Proceeding. Defendant Citibank, N.A. moved for leave to amend its answer and counterclaim on August 18, 2016.
On July 7, 2016, the defendants in the adversary proceeding captioned Peabody Coalsales, LLC v. Arizona Public Service Company and PacifiCorp (the "APS Adversary Proceeding") filed a motion for dismissal of part of the Debtors' complaint. The Bankruptcy Court entered an order denying that motion the next day - on July 8, 2016. On July 22 and 29, 2016, the defendants in the APS Adversary Proceeding filed their answers to the Debtors' complaint. On August 3, 2016, a notice was filed indicating that the parties had agreed on a mediator in the APS Adversary Proceeding. In September 2016, the parties engaged in a court-ordered mediation. On November 2, 2016, the Bankruptcy Court entered an order scheduling the matter for trial beginning on February 13, 2017.
On July 20, 2016, the Bankruptcy Court approved several motions, including motions that (i) granted certain entities limited relief from the automatic stay; (ii) established procedures governing the Creditors' Committee's obligation to provide information to unsecured creditors; (iii) authorized the retention of the Debtors' tax advisors; (iv) extended certain time periods, including the time period in which the Debtors' have the exclusive right to file a plan of reorganization; (v) authorized the rejection of certain executory contracts; and (vi) authorized the payment of certain secured and priority prepetition property taxes.
On July 26, 2016, the Debtors filed motions to approve settlement agreements that the Debtors have reached with regulators in Wyoming, New Mexico and Indiana concerning the Debtors' reclamation bonding in those states (the Self-Bonding Stipulations). On August 3, 2016, the Debtors filed additional motions, including (i) a motion for approval of (a) a key employee incentive plan, (b) an executive leadership team short-term incentive plan and (c) modifications to the current director compensation program (collectively, the KEIP Motion); and (ii) a motion to extend (a)  the period during which the Debtors have the exclusive right to file a plan of reorganization through and including November 9, 2016 and (b) the period during which the Debtors have the exclusive right to solicit acceptances thereof through and including January 9, 2017 (collectively, the Exclusivity Motion). On August 10, 2016, the Creditors' Committee filed a statement in support of the KEIP Motion.
On July 29, 2016, the defendant in the adversary proceeding captioned Four Star Holdings, LLC v. Bowie Resource Holdings, LLC (Bowie) (the Four Star Adversary Proceeding) filed (i) a motion to dismiss part of the Debtors' complaint and (ii) its answer (with counterclaims) to the Debtors' complaint. On August 19, 2016, in the Four Star Adversary Proceeding the Debtors filed their reply and affirmative defenses to Defendant Bowie's counterclaims. On August 23, 2016, the Bankruptcy Court entered an order denying Bowie's previously-filed motion to dismiss a portion of the Debtors' complaint. On October 5, 2016, Bowie filed an amended answer to the Debtors' complaint, which included amended affirmative defenses and counterclaims. On October 19, 2016, the Debtors filed their reply and affirmative defenses to Defendant Bowie's amended counterclaims.
On August 11, 2016, the Bankruptcy Court entered a stipulation and agreed order providing limited relief from the automatic stay to certain litigation claimants. Also on August 11, 2016, the Debtors filed their notice of reconciliation of reclamation claims.
On August 18, 2016, the Bankruptcy Court entered orders in connection with several motions, including the Self-Bonding Stipulations, the KEIP Motion and the Exclusivity Motion. On August 19, 2016, certain of the Debtors filed amended schedules of assets and liabilities and schedules of financial affairs with the Bankruptcy Court.
On August 18, 2016, in the CNTA Adversary Proceeding, Citibank, N.A. moved for leave to amend its answer and counterclaim. Additionally, on August 24, 2016, (i) the Debtors filed their motion for summary judgment and the Creditors' Committee and the ad hoc group of senior noteholders filed joinders thereto and (ii) Citibank, N.A. filed its motion for summary judgment. On September 12, 2016, the Bankruptcy Court heard oral argument on the Debtors' and Citibank, N.A.'s summary judgment motions in the CNTA Adversary Proceeding. On September 13, 2016, (i) the Bankruptcy Court entered an order granting Citibank, N.A.'s previously-filed motion to amend its answer and counterclaim, (ii) Citibank, N.A. filed its answer and amended counterclaim for declaratory relief and (iii) the Bankruptcy Court entered an order vacating the trial dates that had been previously scheduled in the CNTA Adversary Proceeding. On October 4, 2016, the Debtors filed their answer to Citibank, N.A.'s answer and amended counterclaim for declaratory relief. On October 7, 2016, two members of a group of creditors (the two members holding approximately $287.4 million in face value of the Company’s Senior Secured Second Lien Notes (as indicated in their motion)) moved to intervene in the CNTA Adversary Proceeding.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 22, 2016, the Debtors filed a motion regarding a settlement agreement that the Debtors reached with regulators in Illinois concerning the Debtors' reclamation bonding in that state (the Illinois Self-Bonding Stipulation). On September 1, 2016, (i) the Debtors filed a motion to establish claims objection procedures (the Claims Objection Procedures Motion) and (ii) the Bankruptcy Court entered (a) a stipulation and consent order by and between the Debtors and certain environmental groups concerning pending litigation brought by the environmental groups and (b) an order confirming the Debtors' authority to share confidential agreements with their restructuring advisors.
On September 15, 2016, the Bankruptcy Court granted several motions, including the Claims Objections Procedures Motion and the Illinois Self-Bonding Stipulation. The Bankruptcy Court entered orders approving these motions on September 15, 2016 and September 16, 2016, respectively. On September 16, 2016, the Debtors filed two omnibus objections to certain proofs of claim.
On September 8, 2016, the Debtors filed an objection to a claim asserted by the United Mine Workers of America 1974 Pension Plan and Trust (UMWA Plan). On September 26, 2016, the UMWA Plan filed a motion for relief from the automatic stay, seeking to allow arbitration between the Debtors and the UMWA Plan to resume outside of the Bankruptcy Court's jurisdiction. On October 7, 2016, the UMWA Plan filed a motion to continue the hearing on the Debtors' objection to the UMWA Plan's proof of claim until January 2017.
On September 30, 2016, numerous professionals retained by the Debtors and the Creditors’ Committee filed their first interim fee applications.
On October 4, 2016, the Debtors filed several motions, including: (i) an application to retain additional professionals, (ii) a motion to reject certain contracts, (iii) a motion seeking authority for the Debtors to implement procedures by which the Debtors may, from time to time, amend and assume, or settle and buy-out, certain leases of personal property and equipment without need for further Bankruptcy Court approval (Equipment Lease Procedures Motion), and (iv) two motions related to the Debtors' insurance programs.
On October 11, 2016, the Bankruptcy Court approved a stipulation and agreed order filed by the Debtors seeking the authority to enter into that certain Amendment No. 4 and Consent Under Superpriority Secured Debtor-in-Possession Credit Agreement (the DIP Amendment). The DIP Amendment modifies certain of the milestones under the DIP Credit Agreement, including (i) a modification to the deadline by which the Bankruptcy Court shall enter an order determining the issues being adjudicated in the CNTA Adversary Proceeding (the CNTA Order) to provide that the Bankruptcy Court shall have entered the CNTA Order by no later than November 23, 2016; (ii) a modification to the deadlines for the Company to file an Acceptable Reorganization Plan (as defined in the DIP Credit Agreement) and related disclosure statement to provide that the Company must file these by, or on, the date that is the later of (a) 30 days after the entry of the CNTA Order and (b) December 14, 2016; and (iii) a modification to the deadline by which the Bankruptcy Court shall enter an order approving the Debtors' disclosure statement to provide that the Bankruptcy Court shall have entered this order by no later than January 31, 2017. The DIP Credit Agreement also contains restrictions on the ability of Peabody Global Funding, LLC (Global Funding) to amend or waive provisions under the Intercompany Loan Agreement (as defined in the DIP Credit Agreement) in a manner that would release or subordinate more than 50% of the collateral thereunder. The DIP Amendment modifies these restrictions to expressly allow Global Funding to amend or waive provisions under the Intercompany Loan Agreement to permit the release or subordination of collateral thereunder, including as a result of potential asset sales, of up to $250 million in cash proceeds in the aggregate over the life of the Intercompany Loan Agreement.
On October 14, 2016, the Debtors filed four omnibus objections to certain proofs of claim.
On October 18, 2016, the Bankruptcy Court granted several motions, including (i) an application to retain additional professionals, (ii) a motion to reject a certain contract, (iii) the Equipment Lease Procedures Motion, and (iv) two motions related to the Debtors' insurance programs authorizing the Debtors to (a) enter into a new postpetition property policy with an affiliate(s) of American International Group, Inc. and (b) assume certain existing policies and enter into a new workers compensation insurance policy with ACE American Insurance Company, including its affiliated companies. Additionally, the Bankruptcy Court partially and conditionally granted the motion for relief from the automatic stay filed on September 26, 2016 by the UMWA Plan. The Bankruptcy Court lifted the automatic stay to provide the UMWA Plan until October 28, 2016, to receive a written confirmation from the American Arbitration Association (the AAA) that the AAA could find an arbitrator with sufficient experience who could arbitrate the UMWA Plan's claim and reach a decision, without extension or any exception for cause, by January 26, 2017.
On October 21, 2016, Berenergy Corporation filed a motion to lift the automatic stay to allow it to appeal a final judgment entered in the Sixth Judicial District Court in the state of Wyoming, as discussed in more detail below in Note 19 "Commitments and Contingencies".

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 24, 2016, the Debtors filed a motion to assume or reject non-residential leases to which the Debtors are a party.
On October 25, 2016, the UMWA Plan filed a copy of its correspondence with the AAA and on October 26, 2016, the Bankruptcy Court issued an order lifting the automatic stay to allow arbitration of the claim to proceed. The parties have selected an arbitrator, and the arbitration hearings are scheduled to begin on December 19, 2016.
On October 26, 2016, the Debtors filed a motion to assume certain executory contracts to which certain Debtors are a party, as well as an omnibus motion for the rejection of certain executory contracts regarding overriding royalties.
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
The Debtors intend to propose a plan of reorganization on or prior to the applicable date required under the Bankruptcy Code and in accordance with milestones set forth in the DIP Credit Agreement (as set forth below in Note 13. "Current and Long-term Debt"), as the same may be extended with approval of the Bankruptcy Court. As noted above, the Debtors and the parties to the DIP Credit Agreement entered into the DIP Amendment, which modified certain milestone dates. The Debtors presently expect that any proposed plan of reorganization will provide, among other things, for mechanisms for the settlement of claims against the Debtors’ estates, treatment of the Debtors' existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Debtors. A proposed plan of reorganization filed with the Bankruptcy Court likely will incorporate provisions arising out of the Debtors' discussions with their creditors and other interested parties, and likely will be further revised thereafter. There can be no assurance that the Debtors will be able to secure approval for their proposed plan of reorganization from the Bankruptcy Court or execute such plan. Further, a plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in the Company’s condensed consolidated financial statements. Although it is uncertain at this stage if any proposed plan of reorganization would allow for distributions with respect to equity or other securities, it is likely that equity securities will be cancelled and extinguished upon confirmation of a proposed plan of reorganization by the Bankruptcy Court, and that the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests.
The Company believes it will require a significant restructuring of its balance sheet in order to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to become profitable and maintain profitability, its ability to access sufficient liquidity and its ability to successfully implement their Chapter 11 plan of reorganization. The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might be required if the Company were unable to continue as a going concern.
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
Financial Instruments - Credit Losses. In June 2016, the FASB issued accounting guidance related to the measurement of credit losses on financial instruments. The pronouncement replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income. This standard is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for the Company) and interim periods therein,with early adoption permitted for fiscal years, and interim periods therein, beginning after December 15, 2018. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued accounting guidance to amend the classification of certain cash receipts and cash payments in the statement of cash flows to reduce diversity in practice. The new guidance will be effective for fiscal years beginning after December 15, 2017 (January 1, 2018 for the Company) and interim periods therein, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is currently evaluating this guidance and its impact on classification of certain cash receipts and cash payments in the Company's statements of cash flows.
(3)    Reorganization Items, Net
In accordance with Accounting Standards Codification 852, "Reorganizations," the statement of operations shall portray the results of operations of the reporting entity during the pendency of the Chapter 11 Cases. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from reorganization and restructuring of the business shall be reported separately as reorganization items.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's reorganization items for the three and nine months ended September 30, 2016 consisted of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(Dollars in millions)
Loss on termination of derivative contracts	$—	$75.2
Professional fees	31.1	52.7
Accounts payable settlement gains	(0.5)	(0.7)
Interest income	(0.9)	(1.1)
Other	—	(1.0)
Reorganization items, net	$29.7	$125.1
As a result of filing the Bankruptcy Petitions, counterparties to certain derivative contracts terminated the agreements shortly thereafter in accordance with their contractual terms and the Company adjusted the corresponding liabilities to be equivalent to the termination value and allowed claim amount, of each contract. Such liabilities are considered first lien debt and are included within "Liabilities subject to compromise" in the accompanying condensed consolidated balance sheet at September 30, 2016.
Professional fees are only those that are directly related to the reorganization including, but not limited to, fees associated with advisors to the Debtors, the Creditors' Committee and certain secured and unsecured creditors.
During the nine months ended September 30, 2016, $30.7 million of cash payments were made for "Reorganization items, net".
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
Liabilities subject to compromise consisted of the following:

Previously Reported Balance Sheet Line	September 30, 2016
(Dollars in millions)
Debt (1)	$7,920.4
Interest payable	172.6
Trade payables	77.3
Environmental liabilities	62.9
Postretirement benefit obligations (2)	34.0
UMWA 1974 Pension Plan liability (3)	25.0
Property taxes	7.1
Other accrued liabilities	32.3
Liabilities subject to compromise	$8,331.6

(1)	Includes $7,601.6 million of debt, $257.3 million of derivative contract terminations, and $61.5 million of liabilities secured by prepetition letters of credit.

(2)	Includes liabilities for unfunded non-qualified pension plans, all the participants of which are former employees.

(3)	Refer to Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation" for additional information.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)    Asset Impairment
The Company's mining and exploration assets and mining-related investments may be adversely affected by numerous uncertainties that may cause the Company to be unable to recover all or a portion of the carrying value of those assets. Because of the volatile and cyclical nature of U.S. and international seaborne coal demand, it is reasonably possible that prices may decrease in the near term, which, absent sufficient mitigation such as an offsetting reduction in the Company's operating costs, may result in the need for future adjustments to the carrying value of the Company's long-lived mining assets and mining-related investments.
The Company's assets whose recoverability and values are most sensitive to near-term pricing and other market factors include certain Australian metallurgical and thermal assets for which impairment charges were recorded in 2015 and certain U.S. coal properties being leased to unrelated mining companies under agreements that require royalties to be paid as the coal is mined. These assets had an aggregate carrying value of $577.7 million as of September 30, 2016. The Company conducted a review of those assets for recoverability as of September 30, 2016 and determined that no impairment charge was necessary as of that date.
As further discussed in Note 23. “Subsequent Event”, the Company has entered into an agreement for the sale of its Metropolitan mine. As a result of entering into the transaction, and the approval of the Company’s Board of Directors of such a transaction in October 2016, the Metropolitan mine was deemed to meet held-for-sale accounting criteria in the fourth quarter of 2016. Accordingly, the Company expects to record an after-tax impairment charge of approximately $180 million to write down the assets to their estimated selling price, which is the best estimate of fair value under a held-for-sale accounting model, in the fourth quarter of 2016. The carrying value of the mine is included in the value of assets noted as at-risk in the preceding paragraph.
Three and Nine Months Ended September 30, 2016
The Company reviewed its portfolio of mining tenements and surface lands that were classified as held-for-sale. As a result of that review, the Company recognized an aggregate impairment charge of $17.2 million during the nine months ended September 30, 2016 to write down the carrying value of certain Australian metallurgical assets targeted for divestiture, and eventually divested, to their estimated fair value. For additional information regarding those divested assets, refer to Note 16. "Other Events".
Nine Months Ended September 30, 2015
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
Australian Metallurgical and Thermal Mining
Due to the severity of the decline in seaborne metallurgical and thermal coal pricing observed during the first half of 2015 and other adverse conditions noted during that period, the Company concluded that indicators of impairment existed surrounding its Australian mining platform as of June 30, 2015. Accordingly, the Company reviewed its Australian mining assets for recoverability and, based on that review, determined that the carrying values of three of its active mines that produce metallurgical coal were not recoverable and recognized an aggregate impairment charge of $230.5 million to write those assets down from their carrying value to their estimated fair value.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also during the second quarter of 2015, the Company reviewed its portfolio of mining tenements and surface lands to identify non-strategic assets that could be monetized. In connection with that review, certain of such assets were deemed to meet held-for-sale accounting criteria or were otherwise considered more likely to generate cash flows through divestiture rather than development, with the long-term plans for certain adjacent assets also consequently affected. Accordingly, the Company recognized an aggregate impairment charge of $304.7 million to write down those assets from their carrying value to their estimated fair value.
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
Equity Method Investments. Due to the impairment indicators noted above surrounding the Company's Australian platform, the Company reviewed its total investment in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia, as of June 30, 2015. As a result of that review, the Company determined that the carrying value of its total investment in Middlemount was other-than-temporarily impaired and recorded a charge of $46.6 million to write-off the equity investment and recorded a charge of $136.8 million to write down the carrying value of certain of its loans to Middlemount.
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
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(38.1)	$(157.5)	$(44.5)	$(202.7)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities of Discontinued Operations
Assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Assets:
Other current assets	$3.9	$3.1
Investments and other assets	13.2	13.2
Total assets classified as discontinued operations	$17.1	$16.3

Liabilities:
Accounts payable and accrued expenses	$30.2	$60.0
Other noncurrent liabilities	197.0	203.7
Liabilities subject to compromise	45.9	—
Total liabilities classified as discontinued operations	$273.1	$263.7
Patriot-Related Matters. During the three months ended September 30, 2016, the Company recognized a charge of $35.0 million for the UMWA 1974 Pension Plan, consisting of a $10.0 million cash liability and an allowed unsecured claim of $25.0 million, to "Loss from discontinued operations, net of income taxes" in the unaudited condensed consolidated statement of operations. Refer to Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation" for information surrounding charges recorded during the three and nine months ended September 30, 2016 and 2015 associated with the bankruptcy of Patriot.
Wilkie Creek Mine. In December 2013, the Company ceased production and started reclamation of the Wilkie Creek Mine in Queensland, Australia. On June 30, 2014, Queensland Bulk Handling Pty Ltd (QBH) commenced litigation against Peabody (Wilkie Creek) Pty Limited, the indirect wholly-owned subsidiary of the company that owns the Wilkie Creek Mine, alleging breach of a Coal Port Services Agreement (CPSA) between the parties. Included in "Loss from discontinued operations, net of income taxes" for the year ended December 31, 2015 is a charge of $9.7 million related to that litigation, of which $7.6 million was recorded in the nine months ended September 30, 2015. On September 30, 2016, the Company paid $13.0 million Australian dollars ($9.9 million USD) to QBH in a full and complete settlement of the litigation. Refer to Note 19. "Commitments and Contingencies" for additional information surrounding the QBH matter.
In June 2015, the Company entered into a conditional agreement to sell the Wilkie Creek Mine.  The agreement was subsequently terminated in October 2015 in conjunction with entering into a new agreement with similar terms. The second agreement was terminated in March 2016.
(7)     Inventories
Inventories as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Materials and supplies	$110.7	$115.9
Raw coal	53.0	75.9
Saleable coal	95.9	116.0
Total	$259.6	$307.8
Materials and supplies inventories presented above have been shown net of reserves of $6.0 million and $4.7 million as of September 30, 2016 and December 31, 2015, respectively.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)     Derivatives and Fair Value Measurements
Risk Management — Non-Coal Trading Activities
The Company is exposed to several risks in the normal course of business, including (1) foreign currency exchange rate risk for non-U.S. dollar expenditures and balances, (2) price risk on coal produced by, and diesel fuel utilized in, the Company's mining operations and (3) interest rate risk that has been partially mitigated by fixed rates on long-term debt. The Company manages a portion of its price risk related to the sale of coal (excluding coal trading activities) using long-term coal supply agreements (those with terms longer than one year), rather than using derivative instruments. Derivative financial instruments have historically been used to manage the Company's risk exposure to foreign currency exchange rate risk, primarily on Australian dollar expenditures made in its Australian mining platform. This risk has historically been managed using forward contracts and options designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted foreign currency expenditures. The Company has also used derivative instruments to manage its exposure to the variability of diesel fuel prices used in production in the U.S. and Australia with swaps or options, which it has also designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted diesel fuel purchases. These risk management activities are collectively referred to as "Corporate Hedging" and are actively monitored for compliance with the Company's risk management policies.
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
The Company's Bankruptcy Petitions constituted an event of default under the Company's derivative financial instrument contracts and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. The terminated positions are first-lien obligations under the Company's secured credit agreement dated September 24, 2013 (as amended, the 2013 Credit Facility). The net settlement liability was accounted for as a prepetition liability subject to compromise without credit valuation adjustments. As of September 30, 2016, the Company had no derivative financial instruments in place in relation to diesel fuel or foreign currency exchange rate.
Based on the previous fair value adjustments of the Company's foreign currency hedge contract portfolio recorded in "Accumulated other comprehensive loss", the net loss expected to be reclassified from comprehensive income to earnings over the next 12 months associated with that hedge program is approximately $68 million. Based on the previous fair value adjustments of the Company’s diesel fuel hedge contract portfolio recorded in “Accumulated other comprehensive loss”, the net loss expected to be reclassified from comprehensive income to earnings over the next 12 months associated with that hedge program is approximately $50 million.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s Corporate Hedging derivatives during the three and nine months ended September 30, 2016 and 2015:

		Three Months Ended September 30, 2016
Financial Instrument	Income Statement Classification of (Losses) Gains	Total realized loss recognized in income	Loss reclassified from other comprehensive loss into income	(Loss) gain recognized in income on derivatives	Unrealized gain (loss)recognized in income on non- designated derivatives
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(19.4)	$(19.4)	$—	$—
Foreign currency forward contracts	Operating costs and expenses	(28.0)	(28.0)	—	—
Total		$(47.4)	$(47.4)	$—	$—

		Three Months Ended September 30, 2015
Financial Instrument	Income Statement Classification of (Losses) Gains	Loss recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Loss reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(63.1)	$(31.9)	$(0.5)
Foreign currency forward contracts	Operating costs and expenses	(118.2)	(84.5)	—
Total		$(181.3)	$(116.4)	$(0.5)

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $0.1 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

		Nine Months Ended September 30, 2016
Financial Instrument	Income Statement Classification of (Losses) Gains	Total realized loss recognized in income	Loss reclassified from other comprehensive income into income (1)	(Loss) gain recognized in income on derivatives	Unrealized (loss) gain recognized in income on non- designated derivatives
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(78.4)	$(66.4)	$(11.9)	$—
Commodity swap contracts	Reorganization items	(38.8)	—	(38.8)	—
Foreign currency forward contracts	Operating costs and expenses	(119.4)	(122.1)	2.7	—
Foreign currency forward contracts	Reorganization items	(36.4)	—	(36.4)	—
Total		$(273.0)	$(188.5)	$(84.4)	$—

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $13.6 million and $9.0 million of previously unrecognized losses on foreign currency and fuel contracts, respectively, monetized in the first quarter of 2016.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Nine Months Ended September 30, 2015
Financial Instrument	Income Statement Classification of (Losses) Gains	Loss recognized in other comprehensive income on derivatives (effective portion)	Loss reclassified from other comprehensive income into income (effective portion)(1)	Gain reclassified from other comprehensive income into income (ineffective portion)
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(27.3)	$(89.0)	$1.3
Foreign currency forward contracts	Operating costs and expenses	(137.2)	(238.9)	—
Total		$(164.5)	$(327.9)	$1.3

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
As of September 30, 2016, the Company no longer had any outstanding financial positions.
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

The following table summarizes the changes related to the Company’s Corporate Hedging derivative financial instruments recurring Level 3 financial liabilities:

	Nine Months Ended
	September 30, 2016
	Commodity Contracts	Foreign Currency Contracts	Total
	(Dollars in millions)
Beginning of period	$123.7	$200.7	$324.4
Total net losses realized/unrealized:
Included in earnings (1)	15.7	(48.0)	(32.3)
Settlements / terminations	(139.4)	(152.7)	(292.1)
End of period	$—	$—	$—

(1)	Includes reorganization items and realized gains (losses)
The Company had no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2016 or 2015. Transfers into Level 3 of liabilities previously classified in Level 2 during the year ended December 31, 2015 were due to the relative value of unobservable inputs to the total fair value measurement of certain derivative contracts rising above the 10% threshold. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments. The Company used the following methods and assumptions in estimating fair values for other financial instruments as of September 30, 2016 and December 31, 2015:

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

The estimated fair value of the Company’s current and long-term debt as of September 30, 2016 is subject to compromise in connection with the Company's plan of reorganization and as such has been excluded from the table below. The carrying amount and estimated fair value of the Company's current and long-term debt as of December 31, 2015 are summarized as follows:

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
Trading (losses) revenues recognized during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Trading Revenues by Type of Instrument	2016	2015	2016	2015
	(Dollars in millions)
Futures, swaps and options	$(32.4)	$47.7	$(68.7)	$89.4
Physical purchase/sale contracts	13.2	(23.2)	36.1	(46.7)
Total trading (losses) revenues	$(19.2)	$24.5	$(32.6)	$42.7
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
The Company had no coal trading positions designated as cash flow hedges as of September 30, 2016 and December 31, 2015.

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
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of September 30, 2016 and December 31, 2015 is set forth below:

Affected Line Item in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation Margin (Held) Posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of September 30, 2016
Assets from coal trading activities, net	$169.9	$(149.1)	$(0.9)	$19.9
Liabilities from coal trading activities, net	(227.4)	149.1	58.8	(19.5)
Total, net	$(57.5)	$—	$57.9	$0.4

	Fair Value as of December 31, 2015
Assets from coal trading activities, net	$128.6	$(87.3)	$(17.8)	$23.5
Liabilities from coal trading activities, net	(110.0)	87.3	7.1	(15.6)
Total, net	$18.6	$—	$(10.7)	$7.9

(1)	None of the net variation margin held at September 30, 2016 and December 31, 2015, respectively, related to cash flow hedges.
See Note 8. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s Corporate Hedging activities.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$—	$(0.1)	$(0.2)	$(0.3)
Physical purchase/sale contracts	—	1.2	(0.5)	0.7
Total net financial assets (liabilities)	$—	$1.1	$(0.7)	$0.4

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$—	$3.3	$—	$3.3
Physical purchase/sale contracts	—	20.2	(15.6)	4.6
Total net financial assets (liabilities)	$—	$23.5	$(15.6)	$7.9
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

Physical purchase/sale contracts include a credit valuation adjustment based on credit and non-performance risk (Level 3). The credit valuation adjustment has not historically had a material impact on the valuation of the contracts resulting in Level 2 classification. However, due to the Company's corporate credit rating downgrades in 2015, the credit valuation adjustments as of September 30, 2016 and December 31, 2015 are considered to be significant unobservable inputs in the valuation of the contracts resulting in Level 3 classification.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the quantitative unobservable inputs utilized in the Company's internally-developed valuation models for physical commodity purchase/sale contracts classified as Level 3 as of September 30, 2016:

	Range		Weighted
Input	Low	High	Average
Quality adjustments	2%	2%	2%
Location differentials	9%	9%	9%
Credit and non-performance risk	26%	26%	26%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Beginning of period	$(1.1)	$1.8	$(15.6)	$2.1
Transfers into Level 3	4.6	—	5.0	—
Transfers out of Level 3	(11.1)	—	(0.4)	—
Total gains realized/unrealized:
Included in earnings	2.6	—	1.2	0.5
Sales	0.1	—	—	—
Settlements	4.2	(0.5)	9.1	(1.3)
End of period	$(0.7)	$1.3	$(0.7)	$1.3
The Company had no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2016 and 2015. Transfers of liabilities into/out of Level 3 from/to Level 2 during the three and nine months ended September 30, 2016 were due to the relative value of unobservable inputs to the total fair value measurement of certain derivative contracts falling below, or in the case of transfers in rising above, the 10% threshold. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
The following table summarizes the changes in net unrealized (losses) gains relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$0.1	$0.1	$(0.1)	$0.4

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

As of September 30, 2016, the Company's trading portfolio was expected to have negative net cash realizations in total, with positive realizations in 2016 and 2018 and net negative realization in 2017.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2016, the timing of the estimated future realization of the value of the Company’s trading portfolio, on a cumulative cash basis, was as follows:

Percentage of
Year of Expiration	Portfolio Total

2016	66%
2017	(171)%
2018	5%
(100)%
Credit and Non-performance Risk. The fair value of the Company’s coal derivative assets and liabilities reflects adjustments for credit risk. The Company’s exposure is substantially with electric utilities, energy marketers, steel producers and nonfinancial trading houses. The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to regularly monitor the credit extended. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. Also, when appropriate (as determined by its credit management function), the Company has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral (margin), requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of a failure to pay or perform. To reduce its credit exposure related to trading and brokerage activities, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties and, to the extent required, the Company will post or receive margin amounts associated with exchange-cleared and certain OTC positions. The Company also continually monitors counterparty and contract non-performance risk, if present, on a case-by-case basis.
At September 30, 2016, 65% of the Company’s credit exposure related to coal trading activities with investment grade counterparties, while 11% was with non-investment grade counterparties and 24% was with counterparties that are not rated.
Performance Assurances and Collateral
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at September 30, 2016 and December 31, 2015, would have amounted to collateral postings to counterparties of approximately $1 million and $21 million, respectively. As of September 30, 2016, the Company was required to post approximately $4 million in collateral to counterparties for such positions. No collateral was required to be posted to counterparties as of December 31, 2015.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level, as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. During the second quarter of 2016, each of the three rating agencies downgraded the Company's corporate credit rating due to the Bankruptcy Petitions. Despite the rating agencies downgrades, the Company’s additional collateral requirement owed to its counterparties for these ratings based derivative trading instruments would have been zero at September 30, 2016 and December 31, 2015 based on the aggregate fair value of all derivative trading instruments with such features. As of September 30, 2016 and December 31, 2015, no collateral was posted to counterparties to support such derivative trading instruments.
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At September 30, 2016 and December 31, 2015, the Company posted a net variation margin of $57.9 million and held a net variation margin of $10.7 million, respectively.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts and by certain of its OTC arrangements to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of September 30, 2016 and December 31, 2015, the Company had posted initial margin of $11.3 million and $9.2 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the Company was in receipt of $1.3 million and $0.7 million of margin in excess of the required variation and initial margin.
(10) Financing Receivables
The Company's total financing receivables as of September 30, 2016 and December 31, 2015 consisted of the following:

Balance Sheet Classification	September 30, 2016	December 31, 2015
	(Dollars in millions)
Other current assets	$—	$20.0
Investments and other assets	68.6	65.2
Total financing receivables	$68.6	$85.2
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables outstanding as of September 30, 2016.
Codrilla Mine Project. In 2011, a wholly-owned subsidiary of PEA-PCI, then Macarthur Coal Limited, completed the sale of a portion of its 85% interest in the Codrilla Mine Project to the other participants of the Coppabella Moorvale Joint Venture, afterward retaining 73.3% ownership.The final outstanding installment payment of 40% of the sale price was due upon the earlier of the mine's first coal shipment or a specified date. The sales agreement was amended in the second quarter of 2013 to delay the specified date from March 31, 2015 to June 30, 2016. The remaining balance was received during the nine months ended September 30, 2016. At December 31, 2015, the balance associated with these receivables totaled $20.0 million and was recorded in "Other current assets" in the condensed consolidated balance sheets.
Middlemount. The Company periodically makes loans (Priority Loans) to Middlemount, in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. The Priority Loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5% and expire on December 31, 2016. Based on the existence of letters of support from related entities of the shareholders, the expected timing of repayment of these loans is projected to extend beyond the stated expiration date and so the Company considers these loans to be of a long-term nature. As a result, (i) the foreign currency impact related to the shareholder loans is included in foreign currency translation adjustment in the condensed consolidated balance sheets and the unaudited condensed consolidated statements of comprehensive income and (ii) interest income on the Priority Loans is recognized when cash is received. Refer to Note 2. "Asset Impairment" to the consolidated financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 2015 for background surrounding the impairment charge recognized in 2015 related to Middlemount. The carrying value of the loans of $58.3 million and $65.2 million was reflected in "Investments and other assets" in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.
On August 8, 2016, one of the Company's Australian subsidiaries and the other shareholder of Middlemount entered into an agreement to provide a revolving loan (Revolving Loans) to Middlemount not to exceed $60.0 million Australian dollars (Revolving Loan Limit). The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the Revolving Loan Limit. The Revolving Loans bear interest at 15% per annum and expire on December 31, 2017. As of September 30, 2016, the carrying value of the Revolving Loans due to the Company's Australian subsidiary was $10.3 million.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(Dollars in millions)
Land and coal interests	$10,756.7	$10,503.7
Buildings and improvements	1,533.0	1,506.0
Machinery and equipment	2,272.5	2,280.4
Less: Accumulated depreciation, depletion and amortization	(5,346.7)	(5,031.6)
Total, net	$9,215.5	$9,258.5
(12)  Income Taxes
The Company's income tax benefit of $12.9 million and provision of $6.9 million for the three months ended September 30, 2016 and 2015, respectively, included a tax provision of $0.3 million and benefit of $0.8 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax benefits of $108.7 million and $83.2 million for the nine months ended September 30, 2016 and 2015, respectively, included a tax benefit related to the remeasurement of foreign income tax accounts of $1.0 million for the nine months ended September 30, 2015. The Company's effective tax rate before remeasurement for the nine months ended September 30, 2016 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax benefit, offset by foreign rate differential and changes in valuation allowance, plus tax benefits for expected refunds for U.S. net operating loss carrybacks and a tax allocation to results from continuing operations related to the tax effects of items credited directly to “Other comprehensive income”.
(13)     Current and Long-term Debt
The Company’s total indebtedness as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(Dollars in millions)
2013 Revolver	$1,388.4	$—
2013 Term Loan Facility due September 2020	1,154.5	1,156.3
6.00% Senior Notes due November 2018	1,509.9	1,508.9
6.50% Senior Notes due September 2020	645.8	645.5
6.25% Senior Notes due November 2021	1,327.7	1,327.0
10.00% Senior Secured Second Lien Notes due March 2022	962.3	960.4
7.875% Senior Notes due November 2026	245.9	245.8
Convertible Junior Subordinated Debentures due December 2066	367.1	366.3
DIP Term Loan Facility	470.5	—
Capital lease obligations	22.1	30.3
Other	0.5	0.7
	8,094.7	6,241.2
Less: Liabilities subject to compromise	7,601.6	—
Less: Current portion of long-term debt	493.1	5,874.9
Long-term debt	$—	$366.3
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's consolidated financial statements as of December 31, 2015 were prepared under a going concern opinion, and as such, all of its long-term debt with the exception of the Debentures was classified as current. As of September 30, 2016, all of the Company's long-term debt with the exception of the DIP Term Loan Facility (as defined below) and certain other debt arrangements was recorded in “Liabilities subject to compromise” in the condensed consolidated balance sheets. The DIP Term Loan Facility (as defined below) and certain other debt arrangements were recorded in “Current portion of long-term debt” in the condensed consolidated balance sheets as of September 30, 2016.
During the first quarter of 2016, the Company borrowed $947.0 million under the $1.65 billion revolving credit facility (as amended, the 2013 Revolver) for general corporate purposes. As of the Petition Date, the Company had approximately $675 million letters of credit outstanding on the 2013 Revolver.  Subsequent to the Petition Date, certain counterparties drew on a portion of those letters of credit.  The letters of credit were in place to support various types of obligations, though the most significant items related to bank guarantees in place for certain reclamation obligations in Australia.  The draws required the recording of previously off-balance sheet liabilities, except in certain instances where the Company had previously recorded a liability, and as such have been reflected as additional borrowings under the 2013 Revolver.  The total of such letters of credit was $441.4 million as of September 30, 2016. "Investments and other assets" in the condensed consolidated balance sheets as of September 30, 2016 includes $343.7 million of collateral in support of certain of these obligations.
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

During March 2016, the Company elected to exercise the 30-day grace period with respect to a $21.1 million semi-annual interest payment due March 15, 2016 on the 6.50% Senior Notes due September 2020 and a $50.0 million semi-annual interest payment due March 15, 2016 on the Senior Secured Second Lien Notes. The Company filed the Bankruptcy Petitions before the grace period lapsed, which stayed the related interest payments.

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
The Company is also required to pay monthly adequate protection payments to the First Lien Secured Parties in accordance with the rates defined in the 2013 Credit Facility. The adequate protection payments were recorded as "Interest expense" in the unaudited condensed consolidated statement of operations, which totaled $39.6 million and $64.2 million for the three and nine months ended September 30, 2016, respectively.
The Company has not recorded interest expense on the 6.00% Senior Notes due November 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due November 2021, the Debentures, the Senior Secured Second Lien Notes or the 7.875% Senior Notes due November 2026 since the filing of the Bankruptcy Petitions on the Petition Date. The Company's contractual interest obligation was $151.4 million and $417.1 million for the three and nine months ended September 30, 2016, respectively; however, $92.9 million and $173.4 million of interest expense was automatically stayed during the three and nine months ended September 30, 2016, respectively, in accordance with Section 502(b)(2) of the Bankruptcy Code.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to customary events of default, the DIP Credit Agreement contains the following milestones relating to the Chapter 11 Cases, certain of which milestones have been modified as reflected below pursuant to amendments to the DIP Credit Agreement entered into since the Petition Date, the failure of which, if not cured, amended or waived, would result in an event of default:

•
not later than 120 days following the Petition Date, delivery of the U.S. Business Plan and the Australian Business Plan (such plans were delivered to and approved by the DIP Lenders on August 10, 2016);

•
not later than the earlier to occur of (i) the date that is three business days following the entry of the Final Order and (ii) the date that is 45 days following the Petition Date, a declaratory judgment action shall be commenced by the Company (without prejudice to the rights of any party-in-interest to commence such a declaratory judgment action or any other proceeding) seeking a determination of the Principal Property Cap (including the amount thereof) and which of the U.S. Mine complexes are Principal Properties (the CNTA Issues), and not later than November 23, 2016, the Bankruptcy Court shall have entered an order determining the CNTA Issues (the CNTA Order Date);

•	not later than the later of (i) 30 days following the CNTA Order Date and (ii) December 14, 2016, the filing of an Acceptable Reorganization Plan (as defined below) and related disclosure statement;

•	not later than January 31, 2017, entry of an order approving a disclosure statement for an Acceptable Reorganization Plan; and

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
On April 15, 2016, the Bankruptcy Court issued an order approving the DIP Motion on an interim basis and authorizing the Loan Parties to, among other things, (i) enter into the DIP Credit Agreement and initially borrow up to $200 million, (ii) obtain a cash collateralized letter of credit facility in the aggregate amount of up to $100 million, and (iii) an accommodation facility for bonding requests in an aggregate stated amount of up to $200 million. On April 18, 2016, the Company entered into the DIP Credit Agreement with the DIP Lenders and borrowed $200 million under the DIP Term Loan Facility. On May 17, 2016, the Bankruptcy Court approved the DIP Financing on a final basis and entered an order to that effect on May 18, 2016. On May 19, 2016, following entry of the Final Order, the Company borrowed the remaining $300 million available under the DIP Term Loan Facility. The DIP Credit Agreement has been amended, as noted above and described in Note 1. "Basis of Presentation".
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
“Scheduled Termination Date” means the date that is 12 months after the closing date; provided that such date may, at the election of the Company, be extended by up to an additional six months so long as, at the time such extension shall become effective, (w) there shall exist no default under the DIP Credit Agreement, (x) the representations and warranties of the Loan Parties therein shall be true and correct in all material respects, (y) the Company shall have paid or caused to be paid to the DIP Agent for the account of each DIP Lender an extension fee in an amount equal to 2.50% of such DIP Lender’s outstanding exposure under the DIP Term Loan Facility at such time and (z) the Company shall have delivered to the DIP Agent an updated DIP budget covering the additional period to be effected by such extension.
The Company paid aggregate debt issuance costs of $25.6 million during the nine months ended September 30, 2016 related to the DIP Term Loan Facility, which will be amortized over a 12-month period.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intercompany Loan Agreement
Prior to the Petition Date, the Company made available to its Australian platform a committed $250 million revolving intercompany loan facility (Intercompany Loan Agreement). The Intercompany Loan Agreement is designed to provide liquidity to support the ongoing operations of the Australian business during the Chapter 11 Cases, with draw amounts being tied to operating budgets and subject to certain availability restrictions. In accordance with the terms of the DIP Credit Agreement, the aggregate outstanding principal amount shall not exceed $250 million at any one time, which amount shall be subject to increase by up to $200 million with the written consent of the DIP Lenders. The consent of the DIP Lenders is also required to grant liens valued at 50% or more of the assets collateralizing the Intercompany Loan Agreement; however, as discussed in Note 1. "Basis of Presentation", the DIP Lenders have expressly consented to an amendment or waiver of provisions in the Intercompany Loan Agreement to permit the release or subordination of collateral thereunder, including as a result of potential asset sales, of up to $250 million in cash proceeds in the aggregate over the life of the Intercompany Loan Agreement and the agreement was amended accordingly. As of September 30, 2016, $30.0 million was outstanding on the Intercompany Loan Agreement.
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
(14) Pension and Postretirement Benefit Costs
Net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Service cost for benefits earned	$0.7	$0.7	$2.0	$2.0
Interest cost on projected benefit obligation	10.3	10.1	31.0	30.3
Expected return on plan assets	(11.3)	(12.0)	(33.9)	(36.1)
Amortization of prior service cost and net actuarial loss	6.3	10.0	18.8	30.4
Net periodic pension cost	$6.0	$8.8	$17.9	$26.6

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of September 30, 2016, the Company's qualified plans were expected to be at or above the Pension Protection Act thresholds and therefore are expected to avoid benefit restrictions and at-risk penalties for 2016. During the three and nine months ended September 30, 2016, the Company contributed $0.4 million and $0.5 million respectively, to its qualified pension plans. During the nine months ended September 30, 2016, the Company contributed $0.6 million to its non-qualified pension plans. On November 2, 2015, the Bipartisan Budget Act of 2015 (BBA15) was signed into law, which extends pension funding stabilization provisions that were part of the Highway and Transportation Funding Act of 2014 (HATFA) and the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21). Under BBA15, the pension funding stabilization provisions temporarily increased the interest rates used to determine pension liabilities for purposes of minimum funding requirements through 2020. Similar to MAP-21, BBA15 is not expected to change the Company's total required cash contributions over the long term, but is expected to reduce the Company's required cash contributions through 2020 if current interest rate levels persist. Based upon minimum funding requirements in accordance with HATFA and BBA15, the Company expects to contribute approximately $0.5 million to its pension plans to meet minimum funding requirements for its qualified plans in 2016. Contributions to non-qualified pension plans ceased subsequent to April 12, 2016 as a result of filing the Bankruptcy Petitions.
Net periodic postretirement benefit cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Service cost for benefits earned	$2.6	$2.8	$7.8	$8.4
Interest cost on accumulated postretirement benefit obligation	8.5	8.4	25.6	25.3
Amortization of prior service cost and net actuarial loss	2.4	4.6	7.1	13.6
Net periodic postretirement benefit cost	$13.5	$15.8	$40.5	$47.3
(15) Accumulated Other Comprehensive Loss
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto recorded during the nine months ended September 30, 2016:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
	(Dollars in millions)
December 31, 2015	$(146.4)	$(263.8)	$31.8	$(240.5)	$(618.9)
Reclassification from other comprehensive income to earnings	—	15.8	(5.0)	119.0	129.8
Current period change	2.4	—	—	—	2.4
September 30, 2016	$(144.0)	$(248.0)	$26.8	$(121.5)	$(486.7)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the three months ended September 30, 2016 and 2015:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive loss components	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(5.2)	$(6.3)	Operating costs and expenses
Defined benefit pension plans	(5.1)	(8.2)	Operating costs and expenses
Defined benefit pension plans	(1.1)	(1.6)	Selling and administrative expenses
Insignificant items	3.0	2.0
	(8.4)	(14.1)	Total before income taxes
	3.1	1.6	Income tax benefit
	$(5.3)	$(12.5)	Total after income taxes

Prior service credit associated with postretirement plans:
Postretirement health care and life insurance benefits	$2.8	$1.7	Operating costs and expenses
Defined benefit pension plans	(0.1)	(0.2)	Operating costs and expenses
	2.7	1.5	Total before income taxes
	(1.0)	0.2	Income tax (provision) benefit
	$1.7	$1.7	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	(28.0)	$(84.5)	Operating costs and expenses
Fuel and explosives commodity swaps	(19.4)	(32.4)	Operating costs and expenses
Coal trading futures, swaps and options	—	13.2	Other revenues
Insignificant items	(0.1)	(0.2)
	(47.5)	(103.9)	Total before income taxes
	17.6	35.0	Income tax benefit
	$(29.9)	$(68.9)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the nine months ended September 30, 2016 and 2015:

	Amount reclassified from accumulated other comprehensive loss (1)
Details about accumulated other comprehensive loss components	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(15.4)	$(18.7)	Operating costs and expenses
Defined benefit pension plans	(15.3)	(24.7)	Operating costs and expenses
Defined benefit pension plans	(3.2)	(5.0)	Selling and administrative expenses
Insignificant items	8.8	6.0
	(25.1)	(42.4)	Total before income taxes
	9.3	12.1	Income tax benefit
	$(15.8)	$(30.3)	Total after income taxes

Prior service credit associated with postretirement plans:
Postretirement health care and life insurance benefits	$8.3	$5.1	Operating costs and expenses
Defined benefit pension plans	(0.3)	(0.7)	Operating costs and expenses
	8.0	4.4	Total before income taxes
	(3.0)	(0.9)	Income tax provision
	$5.0	$3.5	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$(122.1)	$(238.9)	Operating costs and expenses
Fuel and explosives commodity swaps	(66.4)	(87.7)	Operating costs and expenses
Coal trading futures, swaps and options	—	35.6	Other revenues
Insignificant items	(0.4)	(0.5)
	(188.9)	(291.5)	Total before income taxes
	69.9	107.6	Income tax benefit
	$(119.0)	$(183.9)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

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
In 2016, the Company has continued to drive operational efficiencies, optimize production across its mining platform and control operational and administrative expenses. Included in the Company's unaudited condensed consolidated statements of operations were aggregate restructuring charges, primarily comprised of cash severance costs, of $0.3 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively, and $15.5 million and $23.0 million, for the nine months ended September 30, 2016 and 2015, respectively.
Restricted Cash
As of September 30, 2016, the Company had restricted cash representing collateral for financial assurances associated with reclamation and other obligations of $70.6 million and $1.4 million included in “Investments and other assets” and "Restricted cash", respectively.  Refer to Note 18. "Financial Instruments and Other Guarantees" for details regarding the remaining $22.8 million in restricted cash.
Take-or-pay Obligations
During the nine months ended September 30, 2016, the Company amended contracts to reduce certain U.S. transportation and logistics costs. In connection with these amendments, the Company will realize a net reduction of approximately $45 million in estimated liquidated damage payments that otherwise would have become due with respect to these take-or-pay obligations in 2017. In connection with these amendments, the Company paid liquidated damages of $15.5 million during the nine months ended September 30, 2016.
Divestitures
In May 2016, the Company completed the sale of its 5.06% participation interest in the Prairie State Energy Campus to the Wabash Valley Power Association for $57.1 million. The Company recognized a gain on sale of $6.2 million related to the transaction, which was classified in "Net gain on disposal of assets" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016.
In May 2016, the Company entered into sale and purchase agreements with Australia-based Pembroke Resources to sell its interest in undeveloped metallurgical reserve tenements in Queensland's Bowen Basin for $64.1 million in cash plus a royalty stream. The transaction included Olive Downs South, Olive Downs South Extended and Willunga tenements. The Company recognized a gain on sale of $2.8 million related to the transaction, which was classified in "Net gain on disposal of assets" in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Contract Amendment
During the second quarter of 2016, the Company amended its arrangements concerning its long-term supply contract with the largest customer of its Australian Thermal Mining segment as a result of the Debtors' Bankruptcy Petitions. Coal under the supply contract is sourced from the Company's Wilpinjong Mine. The Bankruptcy Petitions enabled the customer to exercise their contractual step-in rights to appoint a receiver to operate the mine within the parameters of the agreement; however, the customer has not exercised this right. Under the new arrangements, the Company's subsidiary agreed to post cash collateral of $50.0 million Australian dollars by September 15, 2016, all of which was posted as of September 30, 2016 and is included in "Investments and other assets" in the condensed consolidated balance sheet. The subsidiary also agreed to maintain compliance with additional covenants and restrictions, including achieving minimum quarterly cash flow and production volumes in relation to specific forecasted amounts. If these conditions are met, the customer will not exercise their step-in rights to appoint a receiver. The arrangements provide for remedial action where certain covenants are not met; but noncompliance could result in termination of the amended arrangements and enable the customer to exercise step-in rights to appoint a receiver to operate the Wilpinjong Mine. As of November 2, 2016, the Company was in compliance with the covenants and restrictions under the new arrangements.
Impact of the Chapter 11 Cases on Certain Leases
The Company leases equipment and facilities under various noncancelable lease agreements. Certain lease agreements were subject to the restrictive covenants of the 2013 Credit Facility and include cross-acceleration provisions, under which the lessor could require certain remedies including, but not limited to, immediate recovery of the present value of any remaining lease payments. In relation to the Company's non-debtor subsidiaries, the Company is in various stages of negotiating stand-still arrangements with some lessors where the lessor will not exercise those rights. The Company does not currently believe it is probable the lessors will exercise those rights for the non-debtor subsidiaries. The lessors' rights related to the Debtor subsidiaries were automatically stayed as a result of the filing of the Chapter 11 Cases. As of September 30, 2016, the Company had approximately $215 million of remaining commitments under these non-debtor lease arrangements.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computation of diluted EPS also excluded aggregate share-based compensation awards of approximately 0.4 million and 0.3 million for the three months ended September 30, 2016 and 2015, respectively, and 0.4 million and 0.3 million for the nine months ended September 30, 2016 and 2015, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS. The number of shares and per share amounts for all periods presented below have been retroactively restated to reflect the Reverse Stock Split discussed in Note 1. "Basis of Presentation."

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions, except per share data)
EPS numerator:
Loss from continuing operations, net of income taxes	$(95.6)	$(144.4)	$(488.1)	$(1,316.0)
Less: Net income attributable to noncontrolling interests	1.8	2.8	3.5	7.9
Loss from continuing operations attributable to common stockholders, after allocation of earnings to participating securities	(97.4)	(147.2)	(491.6)	(1,323.9)
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(38.1)	(157.5)	(44.5)	(202.7)
Net loss attributable to common stockholders, after earnings allocated to participating securities	$(135.5)	$(304.7)	$(536.1)	$(1,526.6)

EPS denominator:
Weighted average shares outstanding — basic and diluted	18.3	18.2	18.3	18.1

Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(5.32)	$(8.08)	$(26.88)	$(73.05)
Loss from discontinued operations	(2.09)	(8.65)	(2.43)	(11.18)
Net loss attributable to common stockholders	$(7.41)	$(16.73)	$(29.31)	$(84.23)
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2016, the Company had the following financial instruments and other guarantees:

	Reclamation Obligations	Lease Obligations	Workers’ Compensation Obligations	Other (1)	Total	Letters of Credit and Cash Collateral in Support of Financial Instruments
	(Dollars in millions)
Self-bonding	$1,127.5	$—	$—	$—	$1,127.5	$—
Surety bonds	320.1	96.7	19.1	15.3	451.2	112.6
Bank guarantees	170.7	—	—	26.1	196.8	202.4
Other letters of credit	—	—	52.0	104.5	156.5	—
Total	$1,618.3	$96.7	$71.1	$145.9	$1,932.0	$315.0

(1)
Other includes the $37.0 million in letters of credit related to TXU Europe Limited described below and an additional $108.9 million in bank guarantees, letters of credit and surety bonds related to collateral for road maintenance, performance guarantees and other operations.

The Company owns a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia under a 30-year lease that permits the partnership to purchase the terminal at the end of the lease term for a nominal amount. The partners have severally (but not jointly) agreed to make payments under various agreements which, in the aggregate, provide the partnership with sufficient funds to pay rents and to cover the principal and interest payments on the floating-rate industrial revenue bonds issued by the Peninsula Ports Authority, and which are supported by letters of credit from a commercial bank. On July 1, 2016, $39.9 million of the total $42.7 million of letters of credit supporting the reimbursement obligation to the commercial bank were drawn down to repay the outstanding bonds. As a result, the bonds were retired with the balance of the letters of credit canceled.
The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make contributions to two of the Company’s qualified defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (similar to a bankruptcy process) and continues under this process as of September 30, 2016. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
Self-Bonding
During August and September 2016, the Bankruptcy Court approved four motions for Stipulations and Orders (collectively, the “Stipulations”) regarding settlement agreements with the states of Wyoming, New Mexico, Indiana, and Illinois. The Stipulations provide the relevant state authorities with additional financial assurance for the Company’s performance of its reclamation obligations by entitling them to (i) claims in the Chapter 11 Cases that have priority over all administrative expenses of the kind specified in section 503(b) of the Bankruptcy Code for the specified values set forth in the Stipulations and (ii) in the cases of Wyoming, Indiana and Illinois, $0.8 million, $7.5 million and $3.2 million, respectively, in letters of credit or surety bonds related to closed mining operations, together not to exceed the full amount of the $200 million bonding accommodation facility provided for in the DIP Credit Agreement. Each state received financial assurances equal to approximately 17.5% of the Company's prepetition reclamation bond amount with the relevant state. In addition to providing supplemental financial assurances to these states, the Company has agreed to, among other things, quarterly reclamation activity status meetings as well as targeting reductions in the amount of bonds outstanding with these states. Pursuant to the Stipulations, the states will effectively deem the Company’s bonding requirements satisfied for the pendency of the Chapter 11 Cases.
As previously disclosed, the Company's ability to self-bond reduces the Company's costs of securing reclamation obligations and enhances liquidity to the extent alternate forms of bonding would require the Company to post collateral. To the extent the Company is unable to maintain its current level of self-bonding following the conclusion of the Chapter 11 Cases for any reason, the Company would be required to obtain replacement financial assurances or security. Further, self-bonding is permitted at the discretion of each state. As of September 30, 2016, the Company was self-bonded in Illinois, Indiana, New Mexico and Wyoming. The Company is in discussions with Illinois, Indiana, New Mexico and Wyoming regarding the Company’s reclamation bonding over the long term.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable Securitization
On March 25, 2016, the Company amended and restated its accounts receivable securitization program (securitization program) to, among other things, extend the term of the program by two years to March 23, 2018 and reduce the maximum availability under the facility from $275.0 million to $180.0 million. The accessible capacity of the program varies daily, dependent upon the actual amount of receivables available for contribution and various reserves and limits. As of September 30, 2016, $22.8 million was deposited in a collateral account to secure obligations under the facility.
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
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the nine months ended September 30, 2016, the Company received total consideration of $2,109.6 million related to accounts receivable sold under the securitization program, including $1,102.6 million of cash up front from the sale of the receivables, an additional $836.4 million of cash upon the collection of the underlying receivables and $170.6 million that had not been collected at September 30, 2016 and was recorded at carrying value, which approximates fair value. The reduction in accounts receivable as a result of securitization activity with the Conduits was zero and $168.5 million at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, $144.9 million in letters of credit remained outstanding under the securitization program.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $2.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, and $5.6 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.
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
Other
Included in "Liabilities subject to compromise" and "Other noncurrent liabilities", respectively, in the Company's condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 is a liability of $38.4 million related to certain commitments provided on behalf of a third-party coal producer associated with a 2007 purchase of coal reserves and surface lands in the Illinois Basin.
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
(19) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2016, purchase commitments for capital expenditures were $12.6 million, all of which is obligated within the next 12 months.
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
The Debtors have filed notices of the bankruptcy filings and suggestions of stay in the applicable domestic matters involving one or more of the Debtors as discussed below and in Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation". It is currently unclear whether or how the Company’s Chapter 11 Cases will affect the liabilities described below and in Note 20 or any other contingent liabilities the Debtors may have.
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
On December 8, 2015, QBH filed a claim in the Supreme Court of Queensland, Australia seeking specific performance of the Company subsidiary’s obligation to enter into a new CPSA as described above and payment of $11.8 million Australian dollars representing amounts invoiced by QBH from January through November 2015, plus additional amounts for interest and attorney fees. On January 29, 2016, the Company subsidiary filed a defense to these claims. On February 15, 2016, QBH filed an application for summary judgment, which QBH subsequently agreed to adjourn to a date to be fixed, seeking an order requiring the Company subsidiary to execute a new CPSA and seeking additional amounts invoiced by QBH through February 2016, plus additional interest on these amounts and attorney fees.  On February 29, 2016 QBH filed an amended statement of claim.  The Company subsidiary filed a defense to the amended statement of claim on March 22, 2016.  QBH filed an amended statement of claim in answer to the Company’s amended defense on April 12, 2016. The only change by QBH was to plead that if the Company is correct in its claim that the CPSA was repudiated by the Company and validly terminated by QBH’s acceptance of that repudiation, then QBH claims damages in the alternative. The Company filed an amended defense on May 3, 2016. On May 25, 2016, QBH filed a reply and answer to the Company subsidiary’s amended defense.
As the ultimate impact of the litigation was subject to a wide range of uncertainty, the Company recognized a charge of $9.7 million to discontinued operations during 2015, of which $7.6 million was recorded in the nine months ended September 30, 2015. In September 2016, a settlement was reached under which the Company agreed to pay $13.0 million Australian dollars ($9.9 million USD) to QBH in a full and final settlement of all claims each party had against the other in relation to the CPSA litigation.   A deed of settlement was executed by the parties and the settlement amount was paid to QBH on September 30, 2016.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CNTA Dispute. On May 20, 2016, the Company filed a complaint and a request for declaratory judgment in the Bankruptcy Court  against Citibank, N.A. (in its capacity as Administrative Agent under the Company’s 2013 Credit Facility), among others, regarding  the extent of certain collateral and secured claims of certain prepetition creditors. On June 13, 2016, Citibank, N.A. filed an answer and counter-claim for declaratory judgment.  On June 14, 2016, two motions to intervene were filed, one from the Creditors' Committee and another from a group of creditors holding $1.65 billion in face value of the Company's Senior Notes (as indicated in their motion). On June 20, 2016, the Bankruptcy Court entered an order granting the Debtors' motion requesting that the Bankruptcy Court direct all parties to the proceeding to participate in non-binding mediation. The intervention motions were granted on July 7, 2016. On October 7, 2016, a group of creditors holding approximately $287.4 million in face value of the Company’s Senior Secured Second Lien Notes (as indicated in their motion) filed a motion to intervene. The Bankruptcy Court heard oral arguments related to the parties’ motions for summary judgment on September 12, 2016 and subsequently vacated the previously scheduled trial dates and deferred ruling on the matter while the parties continue with mediation. The result of the CNTA Dispute could impact respective recoveries for secured and unsecured creditors in the Chapter 11 Cases.
APS/PacifiCorp Litigation. The Arizona Public Service Company (APS) and PacifiCorp filed a motion in the Bankruptcy Court seeking authorization to allow it to terminate a coal sales agreement, which accounts for approximately half of the Company's El Segundo Mine sales volume. The Company filed a complaint for APS’s and PacifiCorp’s violation of the automatic stay applicable to the Chapter 11 Cases and breach of the coal sales agreement. In September 2016, the parties engaged in a court-ordered mediation. On November 2, the Bankruptcy Court entered an order scheduling the matter for trial beginning on February 13, 2017. The Company intends to vigorously pursue its rights under the coal sales agreement, and against APS/PacifiCorp for the violations of the automatic stay and the coal sales agreement.
Berenergy Corporation. The Company has been in a legal dispute with Berenergy Corporation (Berenergy) regarding Berenergy’s access to certain of its underground oil deposits beneath the Company's North Antelope Rochelle Mine and contiguous undisturbed areas. The Company believes that any claims related to this matter constitute prepetition claims. On October 13, 2016, the Sixth Judicial Court in the state of Wyoming (Wyoming Court) entered an order allowing the Company the right to mine through certain wells owned by Berenergy but required the Company to compensate Berenergy for damages of $0.9 million, which the Company has accrued as of September 30, 2016. Further, the Wyoming Court ruled that should Berenergy obtain approval from the Wyoming Oil and Gas Conservation Commission (the Commission) to recover certain secondary deposits beneath the mine’s contiguous undisturbed areas, the Company would be liable to Berenergy for the cost of certain special procedures and equipment required to access the secondary deposits remotely from outside the Company's mine area, which has been estimated as $13.1 million by Berenergy. The Company believes it is not probable that the Commission will approve access to the secondary deposits based on the Company's view of a lack of economic feasibility and certain restrictions on Berenergy's legal claim to the deposits. The Company is also evaluating the impact of the automatic stay resulting from the Chapter 11 Cases on this matter, which could potentially prevent the Wyoming Court from enforcing its ruling. Based upon these factors, the Company has not accrued a liability related to the secondary deposits as of September 30, 2016. On October 21, 2016, Berenergy filed a motion to lift the automatic stay to allow it to appeal the October 13, 2016 Wyoming Court judgment.
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
Pursuant to the indemnity, Blue Tee has tendered its environmental claims for remediation, past cost and future costs, and/or natural resource damages (Blue Tee Liabilities) to Gold Fields. Although Gold Fields has paid remediation costs as a result of the indemnification obligations, Blue Tee has been identified as a potentially responsible party (PRP) at various designated national priority list (NPL) sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar statutes. Of these sites where Blue Tee has been identified as a PRP, neither Gold Fields nor PEC is a party to any cleanup orders relating to the operations of Blue Tee’s predecessor. In addition to the NPL sites, Blue Tee has been named a PRP at multiple other sites, where Gold Fields has either paid remediation costs or settled the environmental claims on behalf of Blue Tee. As a result of filing the Chapter 11 Cases, Gold Fields has now stopped paying these remediation costs.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental assessments for remediation, past and future costs, and/or natural resource damages also have been asserted by the EPA and natural resources trustees against Gold Fields related to historical activities of Gold Fields’ predecessor. Gold Fields has been identified as a PRP at four NPL sites and has been conducting response actions or working with the EPA to resolve past cost recovery claims at these sites pursuant to cleanup orders or other negotiations. As a result of filing the Chapter 11 Cases, Gold Fields has ceased its response actions and other engagements with the EPA at these sites.
Undiscounted liabilities for environmental cleanup-related costs relating to (i) the contractual indemnification obligations owed to Blue Tee and (ii) for the sites noted above for which Gold Fields has been identified as a PRP as a result of the operations of its predecessor, are collectively estimated to be $62.9 million and $66.9 million as of September 30, 2016 and December 31, 2015, respectively, in the condensed consolidated balance sheets. The majority of these estimated costs relate to Blue Tee site liabilities.
Prior to the August 19, 2016 bar date for filing claims in the Chapter 11 Cases, Blue Tee filed an unliquidated, general unsecured claim in the alleged estimated amount of $65.6 million against Gold Fields regarding the Blue Tee Liabilities, additional unliquidated claims in an unknown amount in excess of $150 million at known sites, and further contingent claims at known and unknown sites, including natural resources damages (NRDs) claims alleged, without explanation, to be in the range of $500 million. PEC and Gold Fields plan to contest these claims which they believe to significantly overstate any liabilities that may exist for remediation costs or potential NRDs.
Prior to the October 11, 2016 government bar date for filing claims in the Chapter 11 Cases, several governmental entities including the EPA, the Department of the Interior and several states filed unliquidated, secured and general unsecured claims against PEC and Gold Fields. These claims total in excess of $2.7 billion and allege damages for past and future remediation costs as well as for alleged NRDs at several sites. As noted in the claims, many of the claims are duplicative as they overlap with each other as well as with claims made by Blue Tee. Additionally, PEC and Gold Fields believe the claims significantly overstate any liabilities that may exist for remediation costs or potential NRDs and will contest the claims. The ultimate impact of these matters is subject to a wide range of uncertainties and the Company cannot reasonably estimate its exposure at this time.
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
Credit Support
As part of the 2013 Agreement, the Company provided certain credit support to Patriot. The Company has recorded $20.9 million of credit support provided to Patriot as a liability on the Company's condensed consolidated balance sheet as of September 30, 2016, of which $15.7 million was supported by letters of credit.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

By statute, the Company remains secondarily liable for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability at September 30, 2016 was $132.9 million. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability as appropriate. The amount of the Company's recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot's workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern. The Company estimates that the annual cash cost to fund these potential Black Lung liabilities will range between $10 million and $15 million.
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
The parties agreed to a settlement of the Company’s obligations for payment of the remaining VEBA payments (2016 Settlement Agreement), which was approved by the Missouri Bankruptcy Court on January 5, 2016 and the Virginia Bankruptcy Court on January 6, 2016. Under this settlement, the Company agreed to pay $75 million to the VEBA, payable in equal monthly installments of $7.5 million beginning on January 4, 2016. The remaining monthly installments are due at the beginning of each successive month ending October 2016, and the obligations are supported in full by a letter of credit. As a result of the Company’s Chapter 11 Cases, the Company’s obligations to the VEBA under the 2016 Settlement Agreement are being satisfied by monthly draws on the letter of credit by the VEBA trustees. These monthly VEBA payments will terminate early if the VEBA participants can receive healthcare benefits that are reasonably similar to or greater than healthcare benefits provided under the VEBA as a result of new legislation. As part of the settlement, the Company recognized a gain of $68.1 million during the nine months ended September 30, 2016, which was classified in "Operating costs and expenses" in the unaudited condensed consolidated statement of operations and is included in the Company's Corporate and Other segment results.
UMWA 1974 Pension Plan (UMWA Plan) Litigation
On July 16, 2015, a lawsuit was filed by the UMWA Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the UMWA Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against PEC, PHC, a subsidiary of the Company, and Arch Coal, Inc. (Arch). The plaintiffs sought, pursuant to ERISA and the Multiemployer Pension Plan Amendments Act of 1980 (MPPAA), a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants have statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. The plaintiffs' lawsuit claimed that the defendants' withdrawal liability would result in at least $767 million owed to the UMWA Plan. PEC and PHC agreed that arbitration was the proper mechanism to dispute any withdrawal liability.  Accordingly, the plaintiffs moved to dismiss the lawsuit against PEC and PHC without prejudice and the court granted the motion.
On October 29, 2015, the Trustees of the UMWA Plan issued a withdrawal liability assessment against PEC and PHC in the amount of $644.2 million (October 29 Assessment) on the theory that a principal purpose of the Company’s 2007 spin-off of Patriot was to “evade or avoid” withdrawal liability to the UMWA Plan. The Trustees allege that the Company is therefore liable for Patriot's withdrawal liability due to Patriot terminating certain collective bargaining agreements with the UMWA eight years after the spin-off during Patriot's bankruptcy proceeding. PEC and PHC dispute that the Patriot spin-off was an attempt to evade or avoid any obligation to the UMWA Plan. Since more than five years have elapsed since the spin-off of Patriot, the law exempts the Company from making any payments toward the October 29 Assessment unless and until an arbitrator issues a final decision in favor of the Trustees on the "evade or avoid" theory of liability.
ERISA provides a process to adjudicate withdrawal liability disputes, which consists of administrative review by the UMWA Plan followed by arbitration, after which either side can appeal to the appropriate United States district court. PEC and PHC initiated the administrative review process with the UMWA Plan on January 26, 2016 and the UMWA Plan denied the request on March 18, 2016.  The UMWA Plan initiated arbitration with the AAA on April 7, 2016 (Pension Arbitration). The filing of the Bankruptcy Petitions on April 13, 2016 automatically stayed the Pension Arbitration.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 15, 2016, the UMWA Plan filed a claim in the Bankruptcy Court against the Debtors related to the October 29 Assessment in the amount of $642.7 million.  On September 8, 2016, the Debtors filed an objection to the claim in the Bankruptcy Court.  In the objection, the Debtors argued that they are not liable to the UMWA Plan and asked the Bankruptcy Court to disallow the claim in its entirety.
On September 26, 2016, the UMWA Plan filed a motion to lift the automatic stay to allow the UMWA Plan’s claim to be adjudicated through arbitration, not the claims administration process outlined by the Bankruptcy Code, as articulated in the Stipulation (Lift-Stay Motion).  On October 11, 2016, the Debtors objected to the Lift-Stay Motion on the grounds that the UMWA Plan had not established sufficient cause to lift the automatic stay.  A hearing on the Lift-Stay Motion was held on October 18, 2016, and the Bankruptcy Court granted limited relief from the automatic stay until October 28, 2016 to provide the UMWA Plan until October 28, 2016, to receive a written confirmation from the AAA that the AAA could find an arbitrator with sufficient experience who could arbitrate the UMWA Plan's claim and reach a decision, without extension or any exception for cause, by January 26, 2017. On October 25, 2016, the UMWA Plan filed a copy of its correspondence with the AAA and on October 26, 2016, the Bankruptcy Court issued an order lifting the automatic stay to allow arbitration of the claim to proceed. The parties have selected an arbitrator, and the arbitration hearings are scheduled to begin on December 19, 2016.
During the three months ended September 30, 2016, the Company recognized a charge of $35.0 million, consisting of a $10.0 million cash liability and an allowed unsecured claim of $25.0 million, to "Loss from discontinued operations, net of income taxes" in the unaudited condensed consolidated statement of operations as an estimate of the low end of the range of loss. The top end of the range of reasonably possible loss is $642.7 million, which, as noted above, is the total value of the UMWA Plan's claim.
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
Adjusted EBITDA is defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expense, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for the discrete items, which are reflected in the reconciliation below, that management excluded in analyzing the segment's operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Revenues:
Powder River Basin Mining	$419.6	$475.0	$1,062.2	$1,393.9
Midwestern U.S. Mining	211.0	249.4	599.6	768.2
Western U.S. Mining	162.4	177.3	387.0	526.9
Australian Metallurgical Mining	232.5	280.4	682.8	924.6
Australian Thermal Mining	197.9	205.3	561.4	615.2
Trading and Brokerage	(19.2)	24.5	(32.6)	42.7
Corporate and Other	2.9	7.0	14.1	24.6
Total	$1,207.1	$1,418.9	$3,274.5	$4,296.1

Adjusted EBITDA:
Powder River Basin Mining	$123.9	$120.0	$278.3	$354.7
Midwestern U.S. Mining	59.1	72.3	172.4	218.6
Western U.S. Mining	34.3	45.7	83.2	147.7
Australian Metallurgical Mining	(34.5)	(15.4)	(121.0)	(2.2)
Australian Thermal Mining	48.9	49.4	137.2	153.9
Trading and Brokerage	(31.3)	29.4	(90.4)	30.4
Corporate and Other (1)	(92.1)	(172.4)	(270.8)	(521.5)
Total	$108.3	$129.0	$188.9	$381.6

(1)
Includes a gain of $68.1 million during the nine months ended September 30, 2016 related to the 2016 Settlement Agreement described in Note 20 "Matters related to the Bankruptcy of Patriot Coal Corporation"

A reconciliation of Adjusted EBITDA to consolidated loss from continuing operations, net of income taxes follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Total Adjusted EBITDA	$108.3	$129.0	$188.9	$381.6
Depreciation, depletion and amortization	(117.8)	(136.0)	(345.5)	(430.6)
Asset impairment	—	—	(17.2)	(900.8)
Asset retirement obligation expenses	(12.7)	(12.3)	(37.3)	(40.4)
Selling and administrative expenses related to debt restructuring	—	—	(21.5)	—
Change in deferred tax asset valuation allowance related to equity affiliates	0.6	(0.4)	0.6	0.4
Amortization of basis difference related to equity affiliates	—	(0.7)	—	(4.2)
Interest expense	(58.5)	(118.5)	(243.7)	(344.0)
Loss on early debt extinguishment	—	—	—	(67.8)
Interest income	1.3	1.4	4.0	6.6
Reorganization items, net	(29.7)	—	(125.1)	—
Income tax benefit (provision)	12.9	(6.9)	108.7	83.2
Loss from continuing operations, net of income taxes	$(95.6)	$(144.4)	$(488.1)	$(1,316.0)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$800.7	$497.0	$(90.6)	$1,207.1
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	47.4	598.7	509.3	(90.6)	1,064.8
Depreciation, depletion and amortization	—	55.9	61.9	—	117.8
Asset retirement obligation expenses	—	5.4	7.3	—	12.7
Selling and administrative expenses	3.7	23.4	5.0	—	32.1
Restructuring charges	—	0.1	0.2	—	0.3
Other operating (income) loss:
Net gain on disposal of assets	—	(1.8)	(0.1)	—	(1.9)
(Income) loss from equity affiliates and investment in subsidiaries	(14.0)	0.7	2.2	14.0	2.9
Interest expense	56.1	4.7	6.5	(8.8)	58.5
Interest income	—	(1.2)	(8.9)	8.8	(1.3)
Reorganization items, net	(0.8)	29.7	0.8	—	29.7
(Loss) income from continuing operations before income taxes	(92.4)	85.1	(87.2)	(14.0)	(108.5)
Income tax provision (benefit)	6.2	(23.7)	4.6	—	(12.9)
(Loss) income from continuing operations, net of income taxes	(98.6)	108.8	(91.8)	(14.0)	(95.6)
Loss from discontinued operations, net of income taxes	(36.9)	(0.3)	(0.9)	—	(38.1)
Net (loss) income	(135.5)	108.5	(92.7)	(14.0)	(133.7)
Less: Net income attributable to noncontrolling interests	—	—	1.8	—	1.8
Net (loss) income attributable to common stockholders	$(135.5)	$108.5	$(94.5)	$(14.0)	$(135.5)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(135.5)	$108.5	$(92.7)	$(14.0)	$(133.7)
Other comprehensive income, net of income taxes	35.0	5.1	1.5	(6.6)	35.0
Comprehensive (loss) income	(100.5)	113.6	(91.2)	(20.6)	(98.7)
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.8	—	1.8
Comprehensive (loss) income attributable to common stockholders	$(100.5)	$113.6	$(93.0)	$(20.6)	$(100.5)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$902.4	$640.4	$(123.9)	$1,418.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	116.8	710.6	550.5	(123.9)	1,254.0
Depreciation, depletion and amortization	—	62.0	74.0	—	136.0
Asset retirement obligation expenses	—	4.2	8.1	—	12.3
Selling and administrative expenses	6.5	28.6	2.7	—	37.8
Restructuring charges	—	0.8	1.0	—	1.8
Other operating loss (income):
Net loss (gain) on disposal of assets	0.1	(6.6)	(1.4)	—	(7.9)
(Income) loss from equity affiliates and investment in subsidiaries	(100.7)	1.8	3.5	100.7	5.3
Interest expense	120.4	4.4	2.4	(8.7)	118.5
Interest income	(0.1)	(0.5)	(9.5)	8.7	(1.4)
(Loss) income from continuing operations before income taxes	(143.0)	97.1	9.1	(100.7)	(137.5)
Income tax provision	4.6	1.8	0.5	—	6.9
(Loss) income from continuing operations, net of income taxes	(147.6)	95.3	8.6	(100.7)	(144.4)
Loss from discontinued operations, net of income taxes	(157.1)	(0.3)	(0.1)	—	(157.5)
Net (loss) income	(304.7)	95.0	8.5	(100.7)	(301.9)
Less: Net (loss) income attributable to noncontrolling interests	—	(0.2)	3.0	—	2.8
Net (loss) income attributable to common stockholders	$(304.7)	$95.2	$5.5	$(100.7)	$(304.7)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(304.7)	$95.0	$8.5	$(100.7)	$(301.9)
Other comprehensive (loss) income, net of income taxes	(51.0)	12.1	(26.9)	14.8	(51.0)
Comprehensive (loss) income	(355.7)	107.1	(18.4)	(85.9)	(352.9)
Less: Comprehensive (loss) income attributable to noncontrolling interests	—	(0.2)	3.0	—	2.8
Comprehensive (loss) income attributable to common stockholders	$(355.7)	$107.3	$(21.4)	$(85.9)	$(355.7)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,087.2	$1,421.6	$(234.3)	$3,274.5
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	129.7	1,597.3	1,488.5	(234.3)	2,981.2
Depreciation, depletion and amortization	—	157.6	187.9	—	345.5
Asset retirement obligation expenses	—	17.3	20.0	—	37.3
Selling and administrative expenses	8.8	95.8	10.0	—	114.6
Restructuring charges	—	11.9	3.6	—	15.5
Other operating (income) loss:
Net gain on disposal of assets	—	(14.5)	(2.9)	—	(17.4)
Asset impairment	—	—	17.2	—	17.2
Loss from equity affiliates and investment in subsidiaries	89.8	2.8	9.8	(89.8)	12.6
Interest expense	234.5	15.1	19.3	(25.2)	243.7
Interest income	(0.2)	(3.2)	(25.8)	25.2	(4.0)
Reorganization items, net	74.1	47.8	3.2	—	125.1
(Loss) income from continuing operations before income taxes	(536.7)	159.3	(309.2)	89.8	(596.8)
Income tax (benefit) provision	(41.8)	(70.5)	3.6	—	(108.7)
(Loss) income from continuing operations, net of income taxes	(494.9)	229.8	(312.8)	89.8	(488.1)
Loss from discontinued operations, net of income taxes	(41.2)	(1.4)	(1.9)	—	(44.5)
Net (loss) income	(536.1)	228.4	(314.7)	89.8	(532.6)
Less: Net income attributable to noncontrolling interests	—	—	3.5	—	3.5
Net (loss) income attributable to common stockholders	$(536.1)	$228.4	$(318.2)	$89.8	$(536.1)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(536.1)	$228.4	$(314.7)	$89.8	$(532.6)
Other comprehensive income, net of income taxes	132.2	15.4	2.4	(17.8)	132.2
Comprehensive (loss) income	(403.9)	243.8	(312.3)	72.0	(400.4)
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.5	—	3.5
Comprehensive (loss) income attributable to common stockholders	$(403.9)	$243.8	$(315.8)	$72.0	$(403.9)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,699.7	$1,951.1	$(354.7)	$4,296.1
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	326.9	2,109.8	1,692.4	(354.7)	3,774.4
Depreciation, depletion and amortization	—	189.2	241.4	—	430.6
Asset retirement obligation expenses	—	13.9	26.5	—	40.4
Selling and administrative expenses	24.3	95.3	9.2	—	128.8
Restructuring charges	(3.9)	11.0	15.9	—	23.0
Other operating (income) loss:
Net gain on disposal of assets	(2.3)	(16.9)	(1.0)	—	(20.2)
Asset impairment	—	182.2	718.6	—	900.8
Loss from equity affiliates and investment in subsidiaries	594.9	4.7	7.6	(594.9)	12.3
Interest expense	348.3	13.5	7.9	(25.7)	344.0
Loss on early debt extinguishment	67.8	—	—	—	67.8
Interest income	(0.5)	(1.8)	(30.0)	25.7	(6.6)
(Loss) income from continuing operations before income taxes	(1,355.5)	98.8	(737.4)	594.9	(1,399.2)
Income tax (benefit) provision	(20.6)	(63.0)	0.4	—	(83.2)
(Loss) income from continuing operations, net of income taxes	(1,334.9)	161.8	(737.8)	594.9	(1,316.0)
Loss from discontinued operations, net of income taxes	(191.7)	(2.2)	(8.8)	—	(202.7)
Net (loss) income	(1,526.6)	159.6	(746.6)	594.9	(1,518.7)
Less: Net income attributable to noncontrolling interests	—	0.5	7.4	—	7.9
Net (loss) income attributable to common stockholders	$(1,526.6)	$159.1	$(754.0)	$594.9	$(1,526.6)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(1,526.6)	$159.6	$(746.6)	$594.9	$(1,518.7)
Other comprehensive income (loss), net of income taxes	69.0	31.1	(67.7)	36.6	69.0
Comprehensive (loss) income	(1,457.6)	190.7	(814.3)	631.5	(1,449.7)
Less: Comprehensive income attributable to noncontrolling interests	—	0.5	7.4	—	7.9
Comprehensive (loss) income attributable to common stockholders	$(1,457.6)	$190.2	$(821.7)	$631.5	$(1,457.6)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$687.5	$3.1	$477.2	$—	$1,167.8
Restricted cash	1.4	—	22.8	—	24.2
Accounts receivable, net	—	22.4	329.5	—	351.9
Receivables from affiliates, net	1,035.2	—	633.4	(1,668.6)	—
Inventories	—	86.7	172.9	—	259.6
Assets from coal trading activities, net	—	0.1	19.8	—	19.9
Deferred income taxes	—	65.3	—	(11.8)	53.5
Other current assets	22.1	107.9	238.9	—	368.9
Total current assets	1,746.2	285.5	1,894.5	(1,680.4)	2,245.8
Property, plant, equipment and mine development, net	—	4,419.3	4,796.2	—	9,215.5
Deferred income taxes	—	63.2	2.3	(63.2)	2.3
Investments and other assets	8,761.5	3.7	501.1	(8,494.7)	771.6
Notes receivable from affiliates, net	—	877.0	155.6	(1,032.6)	—
Total assets	$10,507.7	$5,648.7	$7,349.7	$(11,270.9)	$12,235.2
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$470.5	$20.5	$2.1	$—	$493.1
Payables to affiliates, net	—	1,668.6	—	(1,668.6)	—
Deferred income taxes	11.8	—	4.1	(11.8)	4.1
Liabilities from coal trading activities, net	—	0.1	19.4	—	19.5
Accounts payable and accrued expenses	47.5	380.6	403.7	—	831.8
Total current liabilities	529.8	2,069.8	429.3	(1,680.4)	1,348.5
Deferred income taxes	165.8	—	5.0	(63.2)	107.6
Notes payable to affiliates, net	1,032.6	—	—	(1,032.6)	—
Other noncurrent liabilities	154.8	1,277.7	491.1	—	1,923.6
Total liabilities not subject to compromise	1,883.0	3,347.5	925.4	(2,776.2)	3,379.7
Liabilities subject to compromise	8,104.0	209.0	18.6	—	8,331.6
Total liabilities	9,987.0	3,556.5	944.0	(2,776.2)	11,711.3
Peabody Energy Corporation stockholders’ equity	520.7	2,092.2	6,402.5	(8,494.7)	520.7
Noncontrolling interests	—	—	3.2	—	3.2
Total stockholders’ equity	520.7	2,092.2	6,405.7	(8,494.7)	523.9
Total liabilities and stockholders’ equity	$10,507.7	$5,648.7	$7,349.7	$(11,270.9)	$12,235.2

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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(249.9)	$89.3	$(97.3)	$(257.9)
Net cash used in discontinued operations	(5.1)	(13.1)	(0.7)	(18.9)
Net cash (used in) provided by operating activities	(255.0)	76.2	(98.0)	(276.8)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(26.3)	(30.3)	(56.6)
Changes in accrued expenses related to capital expenditures	—	(1.1)	(4.4)	(5.5)
Federal coal lease expenditures	—	(249.0)	—	(249.0)
Proceeds from disposal of assets, net of notes receivable	—	68.4	66.3	134.7
Contributions to joint ventures	—	—	(241.7)	(241.7)
Distributions from joint ventures	—	—	236.7	236.7
Advances to related parties	—	—	(23.3)	(23.3)
Repayments of loans from related parties	—	—	13.2	13.2
Other, net	—	(4.6)	(3.6)	(8.2)
Net cash (used in) provided by investing activities	—	(212.6)	12.9	(199.7)
Cash Flows From Financing Activities
Proceeds from long-term debt	1,422.0	—	7.8	1,429.8
Repayments of long-term debt	(3.0)	(3.3)	(4.9)	(11.2)
Payment of deferred financing costs	(25.6)	—	(4.2)	(29.8)
Distributions to noncontrolling interests	—	—	(3.9)	(3.9)
Other, net	—	(1.9)	—	(1.9)
Transactions with affiliates, net	(458.1)	140.0	318.1	—
Net cash provided by financing activities	935.3	134.8	312.9	1,383.0
Net change in cash and cash equivalents	680.3	(1.6)	227.8	906.5
Cash and cash equivalents at beginning of period	7.2	4.7	249.4	261.3
Cash and cash equivalents at end of period	$687.5	$3.1	$477.2	$1,167.8

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(649.0)	$437.0	$150.0	$(62.0)
Net cash used in discontinued operations	(23.2)	(2.8)	(2.6)	(28.6)
Net cash (used in) provided by operating activities	(672.2)	434.2	147.4	(90.6)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(44.8)	(32.1)	(76.9)
Changes in accrued expenses related to capital expenditures	—	(3.4)	(11.1)	(14.5)
Federal coal lease expenditures	—	(89.8)	—	(89.8)
Proceeds from disposal of assets, net of notes receivable	—	7.6	32.0	39.6
Purchases of debt and equity securities	—	—	(22.6)	(22.6)
Proceeds from sales and maturities of debt and equity securities	—	—	33.6	33.6
Contributions to joint ventures	—	—	(349.8)	(349.8)
Distributions from joint ventures	—	—	339.8	339.8
Advances to related parties	—	—	(3.6)	(3.6)
Other, net	—	(1.8)	(0.3)	(2.1)
Net cash used in investing activities	—	(132.2)	(14.1)	(146.3)
Cash Flows From Financing Activities
Proceeds from long-term debt	975.7	—	—	975.7
Repayments of long-term debt	(659.0)	(0.6)	(6.4)	(666.0)
Payment of deferred financing costs	(28.7)	—	—	(28.7)
Dividends paid	(1.4)	—	—	(1.4)
Distributions to noncontrolling interests	—	—	(2.1)	(2.1)
Other, net	1.4	(1.6)	(4.1)	(4.3)
Transactions with affiliates, net	339.7	(299.2)	(40.5)	—
Net cash provided by (used in) financing activities	627.7	(301.4)	(53.1)	273.2
Net change in cash and cash equivalents	(44.5)	0.6	80.2	36.3
Cash and cash equivalents at beginning of period	188.7	3.6	105.7	298.0
Cash and cash equivalents at end of period	$144.2	$4.2	$185.9	$334.3

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debtor / Non-Debtor
The activity and balances included in the tables below represent the Debtors' and non-debtors' financial information covering the three months ended September 30, 2016 and the period from the Petition Date to the end of the current fiscal month.

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2016
	Debtors	Non-Debtors	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$793.1	$415.4	$(1.4)	$1,207.1
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	631.6	434.6	(1.4)	1,064.8
Depreciation, depletion and amortization	61.9	55.9	—	117.8
Asset retirement obligation expenses	7.3	5.4	—	12.7
Selling and administrative expenses	27.2	4.9	—	32.1
Restructuring charges	0.2	0.1	—	0.3
Other operating (income) loss:
Net gain on disposal of assets	(1.9)	—	—	(1.9)
Loss from equity affiliates and investment in subsidiaries	97.8	2.3	(97.2)	2.9
Interest expense	55.7	6.5	(3.7)	58.5
Interest income	(1.2)	(3.8)	3.7	(1.3)
Reorganization items, net	28.8	0.9	—	29.7
Loss from continuing operations before income taxes	(114.3)	(91.4)	97.2	(108.5)
Income tax (benefit) provision	(16.0)	3.1	—	(12.9)
Loss from continuing operations, net of income taxes	(98.3)	(94.5)	97.2	(95.6)
Loss from discontinued operations, net of income taxes	(37.2)	(0.9)	—	(38.1)
Net loss	(135.5)	(95.4)	97.2	(133.7)
Less: Net income attributable to noncontrolling interests	—	1.8	—	1.8
Net loss attributable to common stockholders	$(135.5)	$(97.2)	$97.2	$(135.5)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	The Period April 13 through September 30, 2016
	Debtors	Non-Debtors	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$1,331.3	$795.2	$(2.6)	$2,123.9
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	1,069.1	843.0	(2.6)	1,909.5
Depreciation, depletion and amortization	111.6	105.2	—	216.8
Asset retirement obligation expenses	12.5	9.9	—	22.4
Selling and administrative expenses	46.7	5.2	—	51.9
Restructuring charges	2.2	0.6	—	2.8
Other operating (income) loss:
Net gain on disposal of assets	(12.8)	(2.8)	—	(15.6)
Loss from equity affiliates and investment in subsidiaries	189.6	1.2	(188.2)	2.6
Interest expense	89.5	12.0	(6.0)	95.5
Interest income	(2.1)	(6.2)	6.0	(2.3)
Reorganization items, net	121.8	3.3	—	125.1
Loss from continuing operations before income taxes	(296.8)	(176.2)	188.2	(284.8)
Income tax (benefit) provision	(38.5)	7.6	—	(30.9)
Loss from continuing operations, net of income taxes	(258.3)	(183.8)	188.2	(253.9)
Loss from discontinued operations, net of income taxes	(39.6)	(0.9)	—	(40.5)
Net loss	(297.9)	(184.7)	188.2	(294.4)
Less: Net income attributable to noncontrolling interests	—	3.5	—	3.5
Net loss attributable to common stockholders	$(297.9)	$(188.2)	$188.2	$(297.9)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	September 30, 2016
	Debtors	Non-Debtors	Reclassifications/Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$702.1	$465.7	$—	$1,167.8
Restricted cash	1.4	22.8	—	24.2
Accounts receivable, net	22.5	329.4	—	351.9
Receivables from affiliates, net	387.4	—	(387.4)	—
Inventories	118.4	141.2	—	259.6
Assets from coal trading activities, net	0.1	19.8	—	19.9
Deferred income taxes	53.4	0.1	—	53.5
Other current assets	130.1	238.8	—	368.9
Total current assets	1,415.4	1,217.8	(387.4)	2,245.8
Property, plant, equipment and mine development, net	4,906.1	4,309.4	—	9,215.5
Deferred income taxes	—	2.3	—	2.3
Investments and other assets	4,307.9	471.0	(4,007.3)	771.6
Notes receivable from affiliates, net	877.0	—	(877.0)	—
Total assets	$11,506.4	$6,000.5	$(5,271.7)	$12,235.2
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$491.0	$2.1	$—	$493.1
Payables to affiliates, net	—	387.4	(387.4)	—
Liabilities from coal trading activities, net	0.1	19.4	—	19.5
Accounts payable and accrued expenses	463.0	372.9	—	835.9
Total current liabilities	954.1	781.8	(387.4)	1,348.5
Deferred income taxes	102.7	4.9	—	107.6
Notes payable to affiliates, net	—	877.0	(877.0)	—
Other noncurrent liabilities	1,597.3	326.3	—	1,923.6
Total liabilities not subject to compromise	2,654.1	1,990.0	(1,264.4)	3,379.7
Liabilities subject to compromise	8,331.6	—	—	8,331.6
Total liabilities	10,985.7	1,990.0	(1,264.4)	11,711.3
Peabody Energy Corporation stockholders’ equity	520.7	4,007.3	(4,007.3)	520.7
Noncontrolling interests	—	3.2	—	3.2
Total stockholders’ equity	520.7	4,010.5	(4,007.3)	523.9
Total liabilities and stockholders’ equity	$11,506.4	$6,000.5	$(5,271.7)	$12,235.2

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	The Period April 13 through September 30, 2016
	Debtors	Non-Debtors	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$376.4	$(121.5)	$254.9
Net cash used in discontinued operations	(5.8)	(12.4)	(18.2)
Net cash provided by (used in) operating activities	370.6	(133.9)	236.7
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(26.4)	(10.3)	(36.7)
Changes in accrued expenses related to capital expenditures	0.4	(1.9)	(1.5)
Federal coal lease expenditures	(248.5)	—	(248.5)
Proceeds from disposal of assets, net of notes receivable	66.3	66.2	132.5
Contributions to joint ventures	—	(140.5)	(140.5)
Distributions from joint ventures	—	139.7	139.7
Advances to related parties	—	(22.7)	(22.7)
Repayments of loans from related parties	—	11.9	11.9
Other, net	(1.4)	(1.5)	(2.9)
Net cash (used in) provided by investing activities	(209.6)	40.9	(168.7)
Cash Flows From Financing Activities
Proceeds from long-term debt	475.0	7.8	482.8
Repayments of long-term debt	(1.8)	(2.3)	(4.1)
Payment of deferred financing costs	(25.6)	(1.4)	(27.0)
Distributions to noncontrolling interests	—	(3.9)	(3.9)
Other, net	(0.1)	—	(0.1)
Transactions with affiliates, net	(14.9)	14.9	—
Net cash provided by financing activities	432.6	15.1	447.7
Net change in cash and cash equivalents	593.6	(77.9)	515.7
Cash and cash equivalents at beginning of period	108.5	543.6	652.1
Cash and cash equivalents at end of period	$702.1	$465.7	$1,167.8

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23)     Subsequent Event
On November 3, 2016, Peabody Australia Mining Pty Ltd, one of the Company’s Australian subsidiaries, entered into a definitive share sale and purchase agreement for the sale of all of the equity interests in Metropolitan Collieries Pty Ltd, the entity that owns the Metropolitan mine in New South Wales, Australia and the associated interest in the Port Kembla Coal Terminal, to a subsidiary of South32 Limited (South32). Pursuant to the agreement, the Company will receive cash consideration of $200 million, subject to a customary working capital adjustment. The transaction also includes contingent consideration that enables the Company to share equally with South32 in any revenue above an agreed metallurgical coal price forward curve, after taxes, royalties and appropriate discounts, on all coal sold for the 12 months following completion of the transaction, subject to extension if a minimum amount of coal is not sold during that period. The closing of the transaction is currently anticipated to occur in the first quarter of 2017 and is conditional on receipt of approval from the Australian Competition and Consumer Commission.
The Company determined that, as a result of entering the transaction, and the approval of the Company’s Board of Directors of such a transaction in October 2016, the Metropolitan mine was deemed to meet held-for-sale accounting criteria in the fourth quarter of 2016. Accordingly, the Company expects to record an after-tax impairment charge of approximately $180 million to write down the assets to their estimated selling price, which is the best estimate of fair value under a held-for-sale accounting model. The Company expects to report the impairment charge in its Annual Report on Form 10-K for the year ended December 31, 2016.

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results or an investment in our securities include, but are not limited to:
Factors related to our Chapter 11 Cases (as defined below)

•
our ability to obtain Bankruptcy Court (as defined below) approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases (as defined below), including maintaining strategic control as debtor-in-possession;

•	our ability to negotiate, develop, confirm and consummate a plan of reorganization;

•	the effects of the Chapter 11 Cases on our operations, including customer, supplier, banking, insurance and other relationships and agreements;

•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•	the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;

•	risks associated with third-party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization and restructuring generally;

•	increased advisory costs to execute a plan of reorganization;

•	the impact of the New York Stock Exchange's (NYSE) delisting of our common stock on the liquidity and market price of our common stock and on our ability to access the public capital markets;

•	the likelihood that our common stock will be cancelled and extinguished upon confirmation of a proposed plan of reorganization with no payments made to the holders of our common stock;

•
the volatility of the trading price of our common stock and the absence of correlation between any increases in the trading price and our expectation that the common stock will be cancelled and extinguished upon confirmation of a proposed plan of reorganization with no payments made to the holders of our common stock;

•
our ability to continue as a going concern, including our ability to confirm a plan of reorganization that restructures our debt obligations to address our liquidity issues and allow emergence from the Chapter 11 Cases;

•	our ability to access adequate debtor-in-possession financing or use cash collateral;

•	the effect of the Chapter 11 Cases on our relationships with third parties, regulatory authorities and employees;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity, results of operations, or business prospects;

•	our ability to execute our business and restructuring plan;

•	increased administrative and legal costs related to the Chapter 11 Cases and other litigation and the inherent risks involved in a bankruptcy process;

•	the cost, availability and access to capital and financial markets, including the ability to secure new financing after emerging from the Chapter 11 Cases;

•	the risk that the Chapter 11 Cases will disrupt or impede our international operations, including our Australian operations;

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

•	terrorist attacks or security threats, including, but not limited to, cybersecurity breaches;

•	impacts of pandemic illnesses; and

•
other risks and factors detailed in our reports filed with the SEC; including, but not limited to, those discussed in Part II, Item 1. "Legal Proceedings," of this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

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

Overview
We are the world’s largest private sector coal company by volume. As of September 30, 2016, we owned interests in 26 active coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 25 of those mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
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
Filing Under Chapter 11 of the United States Bankruptcy Code
On April 13, 2016 (the Petition Date), Peabody Energy Corporation and its affiliates (Peabody or the Company) and a majority of its wholly owned domestic subsidiaries as well as one international subsidiary in Gibraltar (the Filing Subsidiaries, and together with Peabody, the Debtors) filed voluntary petitions for reorganization (the petitions collectively, the Bankruptcy Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). Our Australian operations and other international subsidiaries are not included in the filings. The Debtors' Chapter 11 cases (collectively, the Chapter 11 Cases) are being jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529 (Bankr. E.D. Mo.). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
The filings of the Bankruptcy Petitions constituted an event of default under our prepretition credit agreement as well as the indentures governing certain of our debt instruments, as further described in Note 13. "Current and Long-term Debt" to the condensed consolidated financial statements, and all unpaid principal and accrued and unpaid interest due thereunder became immediately due and payable. Any efforts to enforce such payment obligations are automatically stayed as a result of the Bankruptcy Petitions and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
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
On April 14, 2016, the Bankruptcy Court approved several motions (First Day Motions), including motions (i) authorizing the Debtors to pay prepetition wages and benefits for its workforce (Employee Motion), in part, (ii) prohibiting utilities from discontinuing service and authorizing the Debtors to provide adequate assurance deposits, (iii) authorizing the Debtors to pay prepetition obligations to certain critical vendors on an interim basis (Critical Vendor Motion), (iv) authorizing the Debtors to maintain their existing cash management system on an interim basis (Cash Management Motion), (v)  authorizing certain Debtors to continue selling and contributing receivables and related rights pursuant to a securitization facility on an interim basis (Securitization Motion) and (vi) authorizing the Debtors to enter into an $800 million debtor-in-possession financing facility (DIP Credit Agreement) on an interim basis (DIP Motion).
Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings, including certain of the third party litigation matters described in Note 19. "Commitments and Contingencies" and Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation" of this report or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

The U.S. Trustee for the Eastern District of Missouri filed a notice appointing an official committee of unsecured creditors (the Creditors' Committee) on April 29, 2016. The Creditors’ Committee represents all unsecured creditors of the Debtors and has a right to be heard on all matters that come before the Bankruptcy Court.
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
On May 20, 2016, the Debtors filed a complaint and request for declaratory judgment, as required by the terms of the DIP Credit Agreement, against Citibank, N.A. (in its capacity as Administrative Agent under the Debtors' prepetition secured credit agreement), among others, regarding the extent of certain collateral and secured claims of certain prepetition creditors (the CNTA Adversary Proceeding).
On June 13, 2016, Citibank, N.A. filed an answer and counter-claim for declaratory judgment.  On June 14, 2016, two motions to intervene were filed, one from the Creditors' Committee and another from a group of creditors holding $1.65 billion in face value of our Senior Notes (as indicated in their motion). The intervention motions were granted on July 7, 2016.
On June 15, 2016, the Bankruptcy Court approved several motions, including motions that (i)  established deadlines for the filing of certain proofs of claim, approved the form and manner of notice thereof, and (ii)  established a key employee retention program. At this hearing, the Bankruptcy Court also approved the Debtors' retention of various professionals, and the Creditors’ Committee's retention of various professionals.
On July 5, 2016, the Debtors filed an answer to certain counterclaims in the CNTA Adversary Proceeding.  On July 7, 2016, the Bankruptcy Court entered a stipulated order authorizing the Official Committee of Unsecured Creditors and certain noteholders to intervene in the CNTA Adversary Proceeding. On July 12, 2016, the Bankruptcy Court entered an order appointing the Honorable James L. Garrity, Jr. as mediator in the CNTA Adversary Proceeding. Defendant Citibank, N.A. moved for leave to amend its answer and counterclaim on August 18, 2016.
On July 7, 2016, the defendants in the adversary proceeding captioned Peabody Coalsales, LLC v. Arizona Public Service Company and PacifiCorp (the "APS Adversary Proceeding") filed a motion for dismissal of part of the Debtors' complaint. The Bankruptcy Court entered an order denying that motion the next day - on July 8, 2016. On July 22 and 29, 2016, the defendants in the APS Adversary Proceeding filed their answers to the Debtors' complaint. On August 3, 2016, a notice was filed indicating that the parties had agreed on a mediator in the APS Adversary Proceeding. In September 2016, the parties engaged in a court-ordered mediation. On November 2, 2016, the Bankruptcy Court entered an order scheduling the matter for trial beginning on February 13, 2017.
On July 20, 2016, the Bankruptcy Court approved several motions, including motions that (i) granted certain entities limited relief from the automatic stay; (ii) established procedures governing the Creditors' Committee's obligation to provide information to unsecured creditors; (iii) authorized the retention of the Debtors' tax advisors; (iv) extended certain time periods, including the time period in which the Debtors' have the exclusive right to file a plan of reorganization; (v) authorized the rejection of certain executory contracts; and (vi) authorized the payment of certain secured and priority prepetition property taxes.
On July 26, 2016, the Debtors filed motions to approve settlement agreements that the Debtors have reached with regulators in Wyoming, New Mexico and Indiana concerning the Debtors' reclamation bonding in those states (the Self-Bonding Stipulations). On August 3, 2016, the Debtors filed additional motions, including (i) a motion for approval of (a) a key employee incentive plan, (b) an executive leadership team short-term incentive plan and (c) modifications to the current director compensation program (collectively, the KEIP Motion); and (ii) a motion to extend (a)  the period during which the Debtors have the exclusive right to file a plan of reorganization through and including November 9, 2016 and (b) the period during which the Debtors have the exclusive right to solicit acceptances thereof through and including January 9, 2017 (collectively, the Exclusivity Motion). On August 10, 2016, the Creditors' Committee filed a statement in support of the KEIP Motion.

On July 29, 2016, the defendant in the adversary proceeding captioned Four Star Holdings, LLC v. Bowie Resource Holdings, LLC (Bowie) (the Four Star Adversary Proceeding) filed (i) a motion to dismiss part of the Debtors' complaint and (ii) its answer (with counterclaims) to the Debtors' complaint. On August 19, 2016, in the Four Star Adversary Proceeding the Debtors filed their reply and affirmative defenses to Defendant Bowie's counterclaims. On August 23, 2016, the Bankruptcy Court entered an order denying Bowie's previously-filed motion to dismiss a portion of the Debtors' complaint. On October 5, 2016, Bowie filed an amended answer to the Debtors' complaint, which included amended affirmative defenses and counterclaims. On October 19, 2016, the Debtors filed their reply and affirmative defenses to Defendant Bowie's amended counterclaims.
On August 11, 2016, the Bankruptcy Court entered a stipulation and agreed order providing limited relief from the automatic stay to certain litigation claimants. Also on August 11, 2016, the Debtors filed their notice of reconciliation of reclamation claims.
On August 18, 2016, the Bankruptcy Court entered orders in connection with several motions, including the Self-Bonding Stipulations, the KEIP Motion and the Exclusivity Motion. On August 19, 2016, certain of the Debtors filed amended schedules of assets and liabilities and schedules of financial affairs with the Bankruptcy Court.
On August 18, 2016, in the CNTA Adversary Proceeding, Citibank, N.A. moved for leave to amend its answer and counterclaim. Additionally, on August 24, 2016, (i) the Debtors filed their motion for summary judgment and the Creditors' Committee and the ad hoc group of senior noteholders filed joinders thereto and (ii) Citibank, N.A. filed its motion for summary judgment. On September 12, 2016, the Bankruptcy Court heard oral argument on the Debtors' and Citibank, N.A.'s summary judgment motions in the CNTA Adversary Proceeding. On September 13, 2016, (i) the Bankruptcy Court entered an order granting Citibank, N.A.'s previously-filed motion to amend its answer and counterclaim, (ii) Citibank, N.A. filed its answer and amended counterclaim for declaratory relief and (iii) the Bankruptcy Court entered an order vacating the trial dates that had been previously scheduled in the CNTA Adversary Proceeding. On October 4, 2016, the Debtors filed their answer to Citibank, N.A.'s answer and amended counterclaim for declaratory relief. On October 7, 2016, two members of a group of creditors (the two members holding approximately $287.4 million in face value of our Senior Secured Second Lien Notes (as indicated in their motion)) moved to intervene in the CNTA Adversary Proceeding.
On August 22, 2016, the Debtors filed a motion regarding a settlement agreement that the Debtors reached with regulators in Illinois concerning the Debtors' reclamation bonding in that state (the Illinois Self-Bonding Stipulation). On September 1, 2016, (i) the Debtors filed a motion to establish claims objection procedures (the Claims Objection Procedures Motion) and (ii) the Bankruptcy Court entered (a) a stipulation and consent order by and between the Debtors and certain environmental groups concerning pending litigation brought by the environmental groups and (b) an order confirming the Debtors' authority to share confidential agreements with their restructuring advisors.
On September 15, 2016, the Bankruptcy Court granted several motions, including the Claims Objections Procedures Motion and the Illinois Self-Bonding Stipulation. The Bankruptcy Court entered orders approving these motions on September 15, 2016 and September 16, 2016, respectively. On September 16, 2016, the Debtors filed two omnibus objections to certain proofs of claim.
On September 8, 2016, the Debtors filed an objection to a claim asserted by the United Mine Workers of America 1974 Pension Plan and Trust (UMWA Plan). On September 26, 2016, the UMWA Plan filed a motion for relief from the automatic stay, seeking to allow arbitration between the Debtors and the UMWA Plan to resume outside of the Bankruptcy Court's jurisdiction. On October 7, 2016, the UMWA Plan filed a motion to continue the hearing on the Debtors' objection to the UMWA Plan's proof of claim until January 2017.
On September 30, 2016, numerous professionals retained by the Debtors and the Creditors’ Committee filed their first interim fee applications.
On October 4, 2016, the Debtors filed several motions, including: (i) an application to retain additional professionals, (ii) a motion to reject certain contracts, (iii) a motion seeking authority for the Debtors to implement procedures by which the Debtors may, from time to time, amend and assume, or settle and buy-out, certain leases of personal property and equipment without need for further Bankruptcy Court approval (Equipment Lease Procedures Motion), and (iv) two motions related to the Debtors' insurance programs.

On October 11, 2016, the Bankruptcy Court approved a stipulation and agreed order filed by the Debtors seeking the authority to enter into that certain Amendment No. 4 and Consent Under Superpriority Secured Debtor-in-Possession Credit Agreement (the DIP Amendment). The DIP Amendment modifies certain of the milestones under the DIP Credit Agreement, including (i) a modification to the deadline by which the Bankruptcy Court shall enter an order determining the issues being adjudicated in the CNTA Adversary Proceeding (the CNTA Order) to provide that the Bankruptcy Court shall have entered the CNTA Order by no later than November 23, 2016; (ii) a modification to the deadlines for Peabody to file an Acceptable Reorganization Plan (as defined in the DIP Credit Agreement) and related disclosure statement to provide that Peabody must file these by, or on, the date that is the later of (a) 30 days after the entry of the CNTA Order and (b) December 14, 2016; and (iii) a modification to the deadline by which the Bankruptcy Court shall enter an order approving the Debtors' disclosure statement to provide that the Bankruptcy Court shall have entered this order by no later than January 31, 2017. The DIP Credit Agreement also contains restrictions on the ability of Peabody Global Funding, LLC (Global Funding) to amend or waive provisions under the Intercompany Loan Agreement (as defined in the DIP Credit Agreement) in a manner that would release or subordinate more than 50% of the collateral thereunder. The DIP Amendment modifies these restrictions to expressly allow Global Funding to amend or waive provisions under the Intercompany Loan Agreement to permit the release or subordination of collateral thereunder, including as a result of potential asset sales, of up to $250 million in cash proceeds in the aggregate over the life of the Intercompany Loan Agreement.
On October 14, 2016, the Debtors filed four omnibus objections to certain proofs of claim.
On October 18, 2016, the Bankruptcy Court granted several motions, including (i) an application to retain additional professionals, (ii) a motion to reject a certain contract, (iii) the Equipment Lease Procedures Motion, and (iv) two motions related to the Debtors' insurance programs authorizing the Debtors to (a) enter into a new postpetition property policy with an affiliate(s) of American International Group, Inc. and (b) assume certain existing policies and enter into a new workers compensation insurance policy with ACE American Insurance Company, including its affiliated companies. Additionally, the Bankruptcy Court partially and conditionally granted the motion for relief from the automatic stay filed on September 26, 2016 by the UMWA Plan. The Bankruptcy Court lifted the automatic stay to provide the UMWA Plan until October 28, 2016, to receive a written confirmation from the American Arbitration Association (the AAA) that the AAA could find an arbitrator with sufficient experience who could arbitrate the UMWA Plan's claim and reach a decision, without extension or any exception for cause, by January 26, 2017.
On October 21, 2016, Berenergy Corporation filed a motion to lift the automatic stay to allow it to appeal a final judgment entered in the Sixth Judicial District Court in the state of Wyoming, as discussed in more detail in Note 19 "Commitments and Contingencies".
On October 24, 2016, the Debtors filed a motion to assume or reject non-residential leases to which the Debtors are a party.
On October 25, 2016, the UMWA Plan filed a copy of its correspondence with the AAA and on October 26, 2016, the Bankruptcy Court issued an order lifting the automatic stay to allow arbitration of the claim to proceed. The parties have selected an arbitrator, and the arbitration hearings are scheduled to begin on December 19, 2016.
On October 26, 2016, the Debtors filed a motion to assume certain executory contracts to which certain Debtors are a party, as well as an omnibus motion for the rejection of certain executory contracts regarding overriding royalties.
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

The Debtors intend to propose a plan of reorganization on or prior to the applicable date required under the Bankruptcy Code and in accordance with milestones set forth in the DIP Credit Agreement (as set forth below in Note 13. "Current and Long-term Debt"), as the same may be extended with approval of the Bankruptcy Court. As noted above, the Debtors and the parties to the DIP Credit Agreement entered into the DIP Amendment, which modified certain milestone dates. The Debtors presently expect that any proposed plan of reorganization will provide, among other things, for mechanisms for the settlement of claims against the Debtors’ estates, treatment of the Debtors' existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Debtors. A proposed plan of reorganization filed with the Bankruptcy Court likely will incorporate provisions arising out of the Debtors' discussions with their creditors and other interested parties, and likely will be further revised thereafter. There can be no assurance that the Debtors will be able to secure approval for their proposed plan of reorganization from the Bankruptcy Court or execute such plan. Further, a plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in our condensed consolidated financial statements. Although it is uncertain at this stage if any proposed plan of reorganization would allow for distributions with respect to equity or other securities, it is likely that equity securities will be cancelled and extinguished upon confirmation of a proposed plan of reorganization by the Bankruptcy Court, and that the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests.
Peabody believes it will require a significant restructuring of its balance sheet in order to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, its ability to become profitable and maintain profitability, its ability to access sufficient liquidity and its ability to successfully implement its Chapter 11 plan of reorganization. The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might be required if the we were unable to continue as a going concern.
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

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015
Summary
Demand for seaborne metallurgical coal for the nine months ended September 30, 2016 was adversely impacted by a 0.5% decrease in worldwide steel production compared to the same period in the prior year, according to data recently published by the World Steel Association (WSA). However, China coal imports have strengthened since March following policy measures in China that have reduced domestic coal production and on stronger than expected China steel production and power generation. International seaborne metallurgical and thermal coal prices have also increased sharply, reaching multi-year highs driven by tightening coal supply and improved coal import demand from China. Benchmark pricing for seaborne premium high quality hard coking coal (HQHCC) and premium low volatile pulverized coal injections products (LV PCI) for the first, second, third and fourth quarters of 2016 and 2015 were as follows (on a per tonne basis):

Contract Commencement Month:	HQHCC		Price Increase (Decrease)	LV PCI		Price Increase (Decrease)
	2016	2015	%	2016	2015	%
January	$81	$117	(31)%	$69	$99	(30)%
April	$84	$110	(24)%	$73	$93	(22)%
July	$93	$93	—%	$75	$73	3%
October	$200	$89	125%	$133	$71	87%
During the three months ended September 30, 2016, HQHCC and Newcastle index thermal coal realized the following spot pricing:

	High	Low	Average	September 30, 2016
High quality hard coking coal	$213	$92	$136	$213
Newcastle index thermal coal	$73	$58	$66	$72
In the U.S., electricity generation from coal decreased 13% during the nine months ended September 30, 2016 compared to the same period in 2015, according to the U.S. Energy Information Administration (EIA). U.S. electricity generation from coal was unfavorably affected during that period by coal-to-gas switching due to comparatively low natural gas prices during the first quarter of 2016, high coal stockpiles, and lower heating-degree days due to mild winter weather.
Our revenues decreased during the three and nine months ended September 30, 2016 compared to the same periods in 2015 ($211.8 million and $1,021.6 million, respectively) primarily due to lower realized pricing and lower sales volumes driven by the demand and production factors mentioned above.
To mitigate the impact of lower coal pricing, we have continued to drive operational efficiencies, optimize production across our mining platform and control expenses at all operational and administrative levels of the organization, which has contributed to year-over-year decreases in our operating costs and expenses (three months, $189.2 million; nine months, $793.2 million). Also included in operating results for the nine months ended September 30, 2016 are aggregate restructuring charges of $15.5 million, recognized in connection with certain actions initiated to reduce headcount and costs across our operating segments and administrative functions, which actions are expected to better align our workforce with our near-term market outlook and improve our cost position moving forward.

Net loss attributable to common stockholders improved for the three months and nine months ended September 30, 2016 compared to the same periods in the prior year by $169.2 million and $990.5 million, respectively. The comparative improvement in net loss attributable to common stockholders was primarily driven by Patriot bankruptcy-related charges associated with black lung liabilities and the UMWA Combined Benefit Fund totaling $155.1 million recognized in the third quarter of 2015 as compared to a charge of $35.0 million recorded in the current period for the UMWA 1974 Pension Plan. Results for the nine month period were further impacted by significant asset impairment charges recorded in the prior year and the resulting reduction in current year depreciation and depletion owing to the impairment charges as well as from reduced sales volumes, reduced interest expense attributable to the accrual of adequate protection payments in lieu of contractual interest on our first lien debt obligations subsequent to filing the Bankruptcy Petitions, and debt extinguishment expenses in the prior year periods related to the early refinancing of our 7.375% Senior Notes due 2016 (the 2016 Senior Notes). Adjusted EBITDA of $108.3 million and $188.9 million for the three and nine months ended September 30, 2016, respectively, reflected year-over-year decreases of $20.7 million and $192.7 million, respectively.
As of September 30, 2016, our available liquidity was approximately $1.2 billion. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		(Decrease) Increase		Nine Months Ended		(Decrease) Increase
	September 30,		to Volumes		September 30,		to Volumes
	2016	2015	Tons	%	2016	2015	Tons	%
	(Tons in millions)				(Tons in millions)
Australian Metallurgical Mining	3.2	4.0	(0.8)	(20)%	10.1	11.7	(1.6)	(14)%
Australian Thermal Mining	5.4	5.3	0.1	2%	15.8	15.0	0.8	5%
Powder River Basin Mining	33.0	35.5	(2.5)	(7)%	80.0	103.1	(23.1)	(22)%
Western U.S. Mining	4.3	4.7	(0.4)	(9)%	10.0	13.7	(3.7)	(27)%
Midwestern U.S. Mining	4.9	5.5	(0.6)	(11)%	13.8	16.6	(2.8)	(17)%
Total tons sold from mining segments	50.8	55.0	(4.2)	(8)%	129.7	160.1	(30.4)	(19)%
Trading and Brokerage	2.0	3.4	(1.4)	(41)%	5.4	10.8	(5.4)	(50)%
Total tons sold	52.8	58.4	(5.6)	(10)%	135.1	170.9	(35.8)	(21)%

Supplemental Financial Data
The following table presents supplemental financial data by mining segment:

	Three Months Ended		Increase		Nine Months Ended		(Decrease)
	September 30,		(Decrease)		September 30,		Increase
	2016	2015	$	%	2016	2015	$	%

Revenues per Ton - Mining Operations
Australian Metallurgical	$71.34	$68.53	$2.81	4%	$67.39	$78.59	$(11.20)	(14)%
Australian Thermal	36.53	38.77	(2.24)	(6)%	35.60	41.10	(5.50)	(13)%
Powder River Basin	12.73	13.42	(0.69)	(5)%	13.28	13.53	(0.25)	(2)%
Western U.S.	38.03	37.67	0.36	1%	38.72	38.33	0.39	1%
Midwestern U.S.	43.02	45.79	(2.77)	(6)%	43.45	46.34	(2.89)	(6)%
Operating Costs per Ton - Mining Operations (1)
Australian Metallurgical	$81.93	$72.25	$9.68	13%	$79.34	$78.77	$0.57	1%
Australian Thermal	27.50	29.47	(1.97)	(7)%	26.90	30.82	(3.92)	(13)%
Powder River Basin	8.97	10.03	(1.06)	(11)%	9.80	10.09	(0.29)	(3)%
Western U.S.	30.00	27.98	2.02	7%	30.39	27.59	2.80	10%
Midwestern U.S.	30.96	32.51	(1.55)	(5)%	30.96	33.15	(2.19)	(7)%
Gross Margin per Ton - Mining Operations (1)
Australian Metallurgical	$(10.59)	$(3.72)	$(6.87)	(185)%	$(11.95)	$(0.18)	$(11.77)	(6,539)%
Australian Thermal	9.03	9.30	(0.27)	(3)%	8.70	10.28	(1.58)	(15)%
Powder River Basin	3.76	3.39	0.37	11%	3.48	3.44	0.04	1%
Western U.S.	8.03	9.69	(1.66)	(17)%	8.33	10.74	(2.41)	(22)%
Midwestern U.S.	12.06	13.28	(1.22)	(9)%	12.49	13.19	(0.70)	(5)%

(1)
Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; restructuring charges; asset impairment; and certain other costs related to post-mining activities.

Revenues
The following table presents revenues by operating segment:

	Three Months Ended		Decrease		Nine Months Ended		Decrease
	September 30,		to Revenues		September 30,		to Revenues
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$232.5	$280.4	$(47.9)	(17)%	$682.8	$924.6	$(241.8)	(26)%
Australian Thermal Mining	197.9	205.3	(7.4)	(4)%	561.4	615.2	(53.8)	(9)%
Powder River Basin Mining	419.6	475.0	(55.4)	(12)%	1,062.2	1,393.9	(331.7)	(24)%
Western U.S. Mining	162.4	177.3	(14.9)	(8)%	387.0	526.9	(139.9)	(27)%
Midwestern U.S. Mining	211.0	249.4	(38.4)	(15)%	599.6	768.2	(168.6)	(22)%
Trading and Brokerage	(19.2)	24.5	(43.7)	(178)%	(32.6)	42.7	(75.3)	(176)%
Corporate and Other	2.9	7.0	(4.1)	(59)%	14.1	24.6	(10.5)	(43)%
Total revenues	$1,207.1	$1,418.9	$(211.8)	(15)%	$3,274.5	$4,296.1	$(1,021.6)	(24)%
Australian Metallurgical Mining. Segment revenues decreased during the three and nine months ended September 30, 2016 compared to the same periods in the prior year due to unfavorable volume and mix variances (three months, $61.5 million; nine months, $134.9 million). The volume decrease reflected lower sales volumes from our Moorvale and Millennium Mines due to weather impacts and lower production at our North Goonyella and Metropolitan Mines resulting from longwall moves. The year-to-date period was further impacted by lower realized coal prices (nine months, $106.9 million).
Australian Thermal Mining. Segment revenues decreased during the three and nine months ended September 30, 2016 compared to the same periods in the prior year due to lower realized coal prices (three months, $12.1 million; nine months, $79.5 million), partially offset by favorable volume and mix variances (three months, $4.7 million; nine months, $25.7 million) which were attributable to higher volume from our Wambo Mine and higher margin export sales from our Wilpinjong Mine.
Powder River Basin Mining. Segment revenues decreased during the three and nine months ended September 30, 2016 compared to the same periods in the prior year due to unfavorable volume and mix variances (three months, $30.3 million; nine months, $345.7 million) which were driven by lower demand across all mines in the segment (three months, 2.5 million tons; nine months, 23.1 million tons).
Western U.S. Mining. Segment revenues decreased during the three and nine months ended September 30, 2016 compared to the same periods in the prior year predominately due to unfavorable volume and mix variances (three months, $9.3 million; nine months, $133.5 million) primarily due to lower demand resulting from lower natural gas prices during the first quarter of 2016, mild winter weather, higher customer inventory levels and the impact of the ongoing litigation with Arizona Public Service Company and PacifiCorp that is further described in Note 19. "Commitments and Contingencies" of the accompanying unaudited condensed consolidated financial statements.
Midwestern U.S. Mining. Segment revenues decreased during the three and nine months ended September 30, 2016 compared to the same periods in the prior year due to unfavorable volume and mix variances (three months, $28.1 million; nine months, $134.0 million) due to lower demand and lower realized coal pricing (three months, $10.3 million; nine months, $34.6 million) that resulted from the repricing of certain long-term supply contracts.
Trading and Brokerage. Segment revenues decreased during the three and nine months ended September 30, 2016 compared to the prior year due to lower physical volumes shipped due to the opportunity-limiting impact of depressed coal pricing and unfavorable mark-to-market earnings from financial contract trading activities. We expect a significant portion of the unfavorable mark-to-market earnings to be offset in future periods upon the delivery of physical shipments which economically hedge the financial positions that related to the losses.

Loss From Continuing Operations Before Income Taxes
The following table presents loss from continuing operations before income taxes:

	Three Months Ended		(Decrease) Increase		Nine Months Ended		(Decrease) Increase
	September 30,		to Income		September 30,		to Income
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Segment Adjusted EBITDA	$200.4	$301.4	$(101.0)	(34)%	$459.7	$903.1	$(443.4)	(49)%
Corporate and Other Adjusted EBITDA	(92.1)	(172.4)	80.3	47%	(270.8)	(521.5)	250.7	48%
Subtotal - Adjusted EBITDA	108.3	129.0	(20.7)	(16)%	188.9	381.6	(192.7)	(50)%
Depreciation, depletion and amortization	(117.8)	(136.0)	18.2	13%	(345.5)	(430.6)	85.1	20%
Asset retirement obligation expenses	(12.7)	(12.3)	(0.4)	(3)%	(37.3)	(40.4)	3.1	8%
Selling and administrative expenses related to debt restructuring	—	—	—	n.m.	(21.5)	—	(21.5)	n.m.
Asset impairment	—	—	—	n.m.	(17.2)	(900.8)	883.6	98%
Amortization of basis difference related to equity affiliates	—	(0.7)	0.7	100%	—	(4.2)	4.2	100%
Change in deferred tax asset valuation allowance related to equity affiliates	0.6	(0.4)	1.0	250%	0.6	0.4	0.2	50%
Interest expense	(58.5)	(118.5)	60.0	51%	(243.7)	(344.0)	100.3	29%
Loss on early debt extinguishment	—	—	—	n.m.	—	(67.8)	67.8	100%
Interest income	1.3	1.4	(0.1)	(7)%	4.0	6.6	(2.6)	(39)%
Reorganization items, net	(29.7)	—	(29.7)	n.m.	(125.1)	—	(125.1)	n.m.
Loss from continuing operations before income taxes	$(108.5)	$(137.5)	$29.0	21%	$(596.8)	$(1,399.2)	$802.4	57%
Results from continuing operations before income taxes improved for the three and nine months ended September 30, 2016 compared to the prior year primarily due to asset impairment and early debt extinguishment charges recorded during the nine months ended September 30, 2015, improved Corporate and Other Adjusted EBITDA, decreased depreciation, depletion and amortization expenses, and decreased interest expenses. Those factors were partially offset by lower Segment Adjusted EBITDA and reorganization items, net recorded during the three and nine months ended September 30, 2016.

Segment Adjusted EBITDA
The following table presents Segment Adjusted EBITDA by operating segment:

			(Decrease) Increase				Decrease
	Three Months Ended		to Segment Adjusted		Nine Months Ended		to Segment Adjusted
	September 30,		EBITDA		September 30,		EBITDA
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$(34.5)	$(15.4)	$(19.1)	(124)%	$(121.0)	$(2.2)	$(118.8)	(5,400)%
Australian Thermal Mining	48.9	49.4	(0.5)	(1)%	137.2	153.9	(16.7)	(11)%
Powder River Basin Mining	123.9	120.0	3.9	3%	278.3	354.7	(76.4)	(22)%
Western U.S. Mining	34.3	45.7	(11.4)	(25)%	83.2	147.7	(64.5)	(44)%
Midwestern U.S. Mining	59.1	72.3	(13.2)	(18)%	172.4	218.6	(46.2)	(21)%
Trading and Brokerage	(31.3)	29.4	(60.7)	(206)%	(90.4)	30.4	(120.8)	(397)%
Segment Adjusted EBITDA	$200.4	$301.4	$(101.0)	(34)%	$459.7	$903.1	$(443.4)	(49)%
Australian Metallurgical Mining. Segment Adjusted EBITDA decreased during the three months ended September 30, 2016 compared to the prior year due to lower volumes at our North Goonyella and Metropolitan Mines ($13.1 million) resulting from longwall moves and at our Millennium and Coppabella Mines due to weather impacts ($12.2 million) partially offset by improved coal pricing, net of sales-related costs ($12.8 million). Segment Adjusted EBITDA decreased during the nine months ended September 30, 2016 compared to the prior year due to lower coal pricing, net of sales-related costs ($98.9 million) and lower volume across the segment caused by lower demand and the impact of longwall moves ($41.1 million), partially offset by the net impact of favorable exchange rate movements ($28.1 million).
Australian Thermal Mining. Segment Adjusted EBITDA during the three months ended September 30, 2016 was in line with the prior year as lower coal pricing, net of sales-related costs ($11.1 million), was offset by weather impacts and mine sequencing at our Wambo Mine relative to the prior year period ($13.6 million). Segment Adjusted EBITDA decreased during the nine months ended September 30, 2016 compared to the prior year due to lower coal pricing, net of sales-related costs ($73.2 million), partially offset by an increase in volume, including higher margin export sales from our Wilpinjong Mine ($20.2 million), production efficiencies attributable to mine sequencing ($29.3 million), and the net impact of favorable exchange rate movements ($10.8 million).
Powder River Basin Mining. Segment Adjusted EBITDA increased during the three months ended September 30, 2016 compared to the same period in the prior year due to reductions in materials, services and repairs costs resulting from our ongoing cost containment initiatives ($14.6 million), impact of mine sequencing, primarily at our North Antelope Rochelle Mine ($8.1 million) and lower diesel fuel and explosives pricing ($2.4 million), partially offset by lower coal pricing, net of sales-related costs ($19.6 million). Segment Adjusted EBITDA decreased during the nine months ended September 30, 2016 compared to the same period in the prior year due to lower volume driven by demand reduction ($81.2 million) and the impact of mine sequencing, primarily at our North Antelope Rochelle Mine ($27.3 million), partially offset by reductions in materials, services and repairs costs resulting from our ongoing cost containment initiatives ($38.2 million) and lower diesel fuel and explosives pricing ($14.7 million).
Western U.S. Mining. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2016 compared to the same periods in the prior year primarily due to lower volume driven by demand reduction (three months, $17.4 million; nine months, $60.5 million).
Midwestern U.S. Mining. Segment Adjusted EBITDA decreased during the three months ended September 30, 2016 compared to the prior year due to lower coal pricing, net of sales-related costs ($8.6 million) and lower volume driven by market demand reduction ($7.8 million). Segment Adjusted EBITDA decreased during the nine months ended September 30, 2016 compared to the prior year due to lower volume driven by demand reduction ($50.2 million) and lower coal pricing, net of sales-related costs ($31.4 million), partially offset by favorable materials, services and repairs costs resulting from our ongoing cost containment initiatives ($15.3 million) and favorable pricing and usage of fuel and explosives ($10.5 million).
Trading and Brokerage. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2016 compared to the prior year primarily due to the impact of decreased revenues described above, partially offset by lower selling and administrative expenses resulting from our ongoing cost containment initiatives.

Corporate and Other Adjusted EBITDA. The following table presents a summary of Corporate and Other Adjusted EBITDA results during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		(Decrease) Increase		Nine Months Ended		(Decrease) Increase
	September 30,		to Income		September 30,		to Income
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Resource management activities (1)	$1.3	$6.2	$(4.9)	(79)%	$11.3	$17.3	$(6.0)	(35)%
Selling and administrative expenses (excluding debt restructuring)	(32.1)	(37.8)	5.7	15%	(93.1)	(128.8)	35.7	28%
Restructuring charges	(0.3)	(1.8)	1.5	83%	(15.5)	(23.0)	7.5	33%
Corporate hedging	(47.4)	(116.9)	69.5	59%	(197.8)	(326.6)	128.8	39%
UMWA VEBA Settlement	—	—	—	n.m.	68.1	—	68.1	n.m.
Other items, net (2)	(13.6)	(22.1)	8.5	38%	(43.8)	(60.4)	16.6	27%
Corporate and Other Adjusted EBITDA	$(92.1)	$(172.4)	$80.3	47%	$(270.8)	$(521.5)	$250.7	48%

(1)	Includes gains on certain surplus coal reserve and surface land sales and property management costs and revenues.

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

The improvement in selling and administrative expenses during the three and nine months ended September 30, 2016 compared to the same periods in the prior year largely reflected the impact of our ongoing cost containment initiatives, including past restructuring activities. Restructuring charges decreased during the three and nine months ended September 30, 2016 compared to the same periods in the prior year due to the elimination of a greater number of our more highly compensated positions at corporate and regional offices during the first half of 2015. The favorable variances associated with corporate hedging results, which includes foreign currency and commodity hedging, resulted from the year-over-year strengthening of the Australian dollar. During the nine months ended September 30, 2016, a gain of $68.1 million was recognized in connection with the settlement of all Patriot and United Mine Workers of America (UMWA) claims associated with the Patriot bankruptcy as further described in Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation" of the accompanying unaudited condensed consolidated financial statements. The favorable variances associated with other items, net is primarily attributable to lower charges on certain transportation-related contracts as compared to prior periods ($8.6 million) during the three months ended September 30, 2016 and a $6.2 million gain recorded in connection with the sale of our 5.06% participation interest in the Prairie State Energy Campus to the Wabash Valley Power Association for $57.1 million as further described in Note 16. "Other Events" of the accompanying unaudited condensed consolidated financial statements.

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		to Income		September 30,		to Income
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Australian Metallurgical Mining	$(30.9)	$(38.1)	$7.2	19%	$(90.3)	$(135.0)	$44.7	33%
Australian Thermal Mining	(26.2)	(27.4)	1.2	4%	(77.2)	(79.4)	2.2	3%
Powder River Basin Mining	(33.5)	(34.7)	1.2	3%	(90.2)	(103.4)	13.2	13%
Western U.S. Mining	(11.2)	(13.7)	2.5	18%	(34.3)	(41.9)	7.6	18%
Midwestern U.S. Mining	(12.9)	(17.3)	4.4	25%	(40.1)	(52.8)	12.7	24%
Trading and Brokerage	—	(0.1)	0.1	100%	(0.1)	(0.5)	0.4	80%
Corporate and Other	(3.1)	(4.7)	1.6	34%	(13.3)	(17.6)	4.3	24%
Total	$(117.8)	$(136.0)	$18.2	13%	$(345.5)	$(430.6)	$85.1	20%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Australian Metallurgical Mining	$4.29	$4.10	$4.24	$5.19
Australian Thermal Mining	2.59	2.69	2.61	2.58
Powder River Basin Mining	0.69	0.69	0.73	0.69
Western U.S. Mining	0.91	0.95	0.91	0.93
Midwestern U.S. Mining	0.54	0.49	0.52	0.46
The decrease in depreciation, depletion and amortization expense during the three and nine months ended September 30, 2016 compared to the prior year reflected lower sales volumes from our mining platform. Depreciation, depletion and amortization was also impacted compared to the prior year by a reduction in the asset bases at several of our mines due to impairment charges recognized during 2015.
Selling and Administrative Expenses Related to Debt Restructuring. The general and administrative expenses related to debt restructuring recorded during the nine months ended September 30, 2016 related to legal and other expenditures made in connection with debt restructuring initiatives prior to the Debtors' filing of the Bankruptcy Petitions.
Asset Impairment. Refer to Note 5. "Asset Impairment" in the accompanying unaudited condensed consolidated financial statements for information surrounding the impairment charges recorded during the nine months ended September 30, 2016 and 2015.
Interest Expense. The decrease in interest expense for the three and nine months ended September 30, 2016 compared to the same periods in the prior year is primarily due to the impact of our filing of the Bankruptcy Petitions, specifically only accruing adequate protection payments subsequent to the Petition Date to certain secured lenders and other parties in accordance with Section 502(b)(2) of the Bankruptcy Code, partially offset by increased interest recorded in connection with additional prepetition borrowings under the 2013 Revolver and increased expense related to additional letters of credit issued in support of various obligations.
Loss on Early Debt Extinguishment. The loss on early debt extinguishment charges recorded during the nine months ended September 30, 2015 related to the repurchase of $566.9 million aggregate principal amount of our 2016 Notes.

Reorganization Items, Net. The reorganization items recorded during the three months and nine months ended September 30, 2016 related to expenses in connection with our Chapter 11 Cases. Refer to Note 3. "Reorganization Items, Net" to the accompanying unaudited condensed consolidated financial statements for further information regarding our reorganization items.
Loss from Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		to Income		September 30,		to Income
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations before income taxes	$(108.5)	$(137.5)	$29.0	21%	$(596.8)	$(1,399.2)	$802.4	57%
Income tax (benefit) provision	(12.9)	6.9	19.8	287%	(108.7)	(83.2)	25.5	31%
Loss from continuing operations, net of income taxes	$(95.6)	$(144.4)	$48.8	34%	$(488.1)	$(1,316.0)	$827.9	63%
Results from continuing operations, net of income taxes, improved for the three and nine months ended September 30, 2016 compared to the same periods in the prior year primarily due to lower pretax losses and the related tax impacts.
Income Tax Benefit. The income tax benefit recorded during the three months ended September 30, 2016 increased compared to the same period in the prior year primarily due to pretax losses in the current year as compared to pretax income during the prior year. The income tax benefit recorded during the nine months ended September 30, 2016 increased compared to the same period in the prior year due to the tax allocation to continuing operations related to the tax effects of items credited to "Other comprehensive income" and the benefit of a loss carry back refund recorded in the current year, partially offset by the tax impact of impairment charges recognized during the 2015 period. Refer to Note 12. "Income Taxes" in the accompanying unaudited condensed consolidated financial statements for additional information.
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		to Income		September 30,		to Income
	2016	2015	$	%	2016	2015	$	%
	(Dollars in millions)				(Dollars in millions)
Loss from continuing operations, net of income taxes	$(95.6)	$(144.4)	$48.8	34%	$(488.1)	$(1,316.0)	$827.9	63%
Loss from discontinued operations, net of income taxes	(38.1)	(157.5)	119.4	76%	(44.5)	(202.7)	158.2	78%
Net loss	(133.7)	(301.9)	168.2	56%	(532.6)	(1,518.7)	986.1	65%
Less: Net income attributable to noncontrolling interests	1.8	2.8	1.0	36%	3.5	7.9	4.4	56%
Net loss attributable to common stockholders	$(135.5)	$(304.7)	$169.2	56%	$(536.1)	$(1,526.6)	$990.5	65%
Net loss attributable to common stockholders improved for the three and nine months ended September 30, 2016 compared to the same periods in the prior year, which reflected the trend in results from continuing operations for each period, in addition to the favorable impact of results from discontinued operations.

Loss from Discontinued Operations, Net of Income Taxes. The favorable change in results from discontinued operations for the three and nine months ended September 30, 2016 compared to the same periods in the prior year was driven primarily by Patriot bankruptcy related charges associated with black lung liabilities and the UMWA Combined Benefit Fund totaling $155.1 million recognized in the third quarter of 2015 as compared to a charge of $35.0 million recorded in the current period for the UMWA 1974 Pension Plan. Results for the nine month period also included a contingent loss accrual of $7.6 million recognized in the first quarter of 2015 associated with the Queensland Bulk Handling Pty Ltd. litigation. Those matters are discussed further in Note 19. "Commitments and Contingencies" and Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation", respectively, to the accompanying unaudited condensed consolidated financial statements.
Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		to EPS		September 30,		to EPS
	2016	2015	$	%	2016	2015	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(5.32)	$(8.08)	$2.76	34%	$(26.88)	$(73.05)	$46.17	63%
Loss from discontinued operations	(2.09)	(8.65)	6.56	76%	(2.43)	(11.18)	8.75	78%
Net Loss	$(7.41)	$(16.73)	$9.32	56%	$(29.31)	$(84.23)	$54.92	65%
Diluted EPS results changed favorably for the three and nine months ended September 30, 2016 compared to the same period in the prior year, commensurate with the changes in results from continuing operations and discontinued operations during that period.
Outlook
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
Coal industry fundamentals have shown signs of improvement with both seaborne metallurgical and thermal pricing reaching multi-year highs in recent months and domestic U.S. coal consumption improving in the past quarter. Newcastle index thermal coal spot pricing in October was the highest since early 2013 while high quality hard coking coal settlement pricing was the highest since 2012. Price increases have been driven by lower domestic China production leading to increased coal imports and supply interruption in Australia. U.S. domestic electricity generation increased as a result of above-average cooling degree days, which along with increasing natural gas prices since March, positively impacted utility coal consumption and resulted in stockpile drawdowns. U.S. coal prices have strengthened with prompt PRB 8,800 Btu/Lb coal prices reaching $11.87 per ton as of October 31, 2016, up 15% year-to-date.
Global Macroeconomic Indicators. The International Monetary Fund (IMF) released its updated global economic growth estimates in its October 2016 World Economic Outlook. The IMF's outlook for global growth in 2016 is 3.1%, which is slightly below the prior IMF forecast of 3.2% and roughly in line with global growth of 3.2% in 2015. The IMF projects global growth of 3.4% in 2017.

Selected regional and worldwide projections of 2016 and 2017 macroeconomic growth, as measured by recent IMF forecasts of gross domestic product (GDP), are presented below.

	GDP Growth (%)
Region:	2016	2017
U.S.	1.6%	2.2%
China	6.6%	6.2%
India	7.6%	7.6%
Worldwide	3.1%	3.4%
Seaborne Thermal Coal. Seaborne thermal coal demand has improved in recent months largely driven by increased coal imports into China. As a result, Newcastle index thermal coal spot prices have risen to $108.60 per tonne as of October 31, 2016, up $58.00 per tonne (+115%) year-to-date, their highest levels since early 2013. Higher China import demand is primarily the result of stronger electricity generation, improved industrial demand and reduced domestic coal supply largely driven by restrictive policies. Seaborne demand growth outside of China has been relatively weak, as evidenced by reduced imports into India.
Following the strong surge in prices, China has relaxed production restrictions multiple times. In addition, current price levels may incentivize exporting producers to consider increasing production and export supply. A key driver for future seaborne thermal coal supply and demand balance is the outlook for China import demand, which remains uncertain and is expected to be dependent in part on the sustainability and enforcement of China’s domestic production policy.
Seaborne Metallurgical Coal. Supply tightness and increased seaborne import demand have resulted in sharply higher seaborne high quality hard coking coal prices in recent months. Domestic supply declines in China accelerated during the quarter largely due to policy restrictions, which along with reduced coal supplies from Australia and other key exporting countries drove spot prices to $260 per tonne as of October 31, 2016, a 240% year-to-date increase and the highest level since September 2011. Seaborne metallurgical coal prices for high quality hard coking coal and low-vol PCI settled at $200 and $133 per tonne, respectively, for quarterly contracts commencing in October 2016, increasing 116% and 77% percent, respectively, versus prior-quarter price levels.
Similar to thermal, China’s domestic metallurgical coal production is expected to recover due to relaxed policy on production curtailments, leading to the potential for reduced coal imports.
U.S. Thermal Coal. Favorable weather, stronger than expected year-to-date coal consumption and increasing natural gas prices since March have improved the outlook for coal demand in 2016 and 2017. Peabody now projects U.S. utility coal consumption to decline approximately 50 to 65 million tons in 2016 versus 2015. Peabody estimates total 2016 U.S. coal industry shipments to decline 150 to 165 million tons, driving utility stockpiles lower. We expect U.S. thermal coal supply and demand to rebalance in 2017 as natural gas prices increase, coal consumption grows, exports stabilize and stockpile drawdowns continue.
Regulatory Update
Other than as described in the following section, there were no significant changes to our regulatory matters subsequent to December 31, 2015. Information regarding our regulatory matters is outlined in Part I, Item 1. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2015.
Regulatory Matters - U.S.
SEC Proposed Rules to Modernize Property Disclosures for Mining Registrants. On June 16, 2016, the SEC announced proposed rules designed to modernize the disclosure requirements for mining properties. The proposed rules would, among other things, (i) provide a standard requiring an issuer to disclose mining operations that are material to its business or financial condition, (ii) require a reporting company to disclose mineral resources and material exploration results in addition to mineral reserves, (iii) permit disclosure of mineral reserves based on a preliminary or final feasibility study, (iv) require disclosures of mining operations as a whole, as well as disclosure for material individual properties, (v) require that an issuer’s disclosure for mineral resources, mineral reserves and material exploration results be based on supporting documentation prepared by a qualified person (as defined in the proposed rule) and (vi) require that qualified person to issue a technical report summary. The comment period on the proposed rules is now closed. We are evaluating the impact of compliance with these rules.

New Source Performance Standards for Carbon Dioxide Emissions From New, Modified and Reconstructed Fossil Fuel-Fired Electricity Utility Generating Units (EGUs). The EPA released the final rule regarding emissions of carbon dioxide (CO2) from new, modified and reconstructed fossil fuel-fired EGUs on August 3, 2015, and published the rule in the Federal Register on October 23, 2015. Numerous legal challenges to the final rule have been filed in the D.C. Circuit. Sixteen separate petitions for review were filed, and the challengers include 25 states, utilities, mining companies (including Peabody), labor unions, trade organizations and other groups. The cases have been consolidated under the case filed by North Dakota. Four additional cases were filed seeking review of the EPA’s denial of reconsideration petitions in a final action published in the May 6, 2016 Federal Register entitled “Reconsideration of Standards of Performance for Greenhouse Gas Emissions From New, Modified, and Reconstructed Stationary Sources: Electric Generating Units; Notice of final action denying petitions for reconsideration.” States and other organizations have intervened on behalf of the EPA. Upon petitioners’ request, the D.C. Circuit suspended the briefing schedule and consolidated the challenges to the EPA’s denial of petitions for reconsideration with the previously filed North Dakota case. On August 30, 2016, the Court entered a briefing schedule under which final briefs will be due February 6, 2017.
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
On February 9, 2016, the Supreme Court granted a stay of the rule pending disposition of the petitions for review in the D.C. Circuit and disposition of the applicants’ petition for a writ of certiorari, if such writ is sought. The stay provides that, if a writ of certiorari is sought and the Supreme Court denies the petition, the stay will terminate automatically. The stay also provides that, if the Supreme Court grants the petition for a writ of certiorari, the stay will terminate when the Supreme Court enters its judgment. Briefing on the merits of the petitions for review in the D.C. Circuit has concluded. The case was heard en banc by ten active D.C. Circuit judges on September 27, 2016.

Cross State Air Pollution Rule (CSAPR). On July 6, 2011, the EPA finalized the CSAPR, which required the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions was to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While the CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and, on December 30, 2011, the D.C. Circuit stayed the rule and advised that the EPA was expected to continue administering the Clean Air Interstate Rule until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a two-to-one decision, concluding that the rule was beyond the EPA's statutory authority. However, the U.S. Supreme Court on April 29, 2014 reversed the D.C. Circuit and upheld the CSAPR, concluding generally that the EPA’s development and promulgation of CSAPR was lawful, while acknowledging the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. In October 2014, the D.C. Circuit filed an order lifting its stay of CSAPR and addressing a number of preliminary motions regarding the implementation of the Supreme Court’s remand. EPA subsequently promulgated a rule to require that CSAPR emission reductions be achieved in 2015 and 2017.
On remand, the D.C. Circuit court also held on July 28, 2015 that certain of EPA’s Phase II emission budgets were invalid because they required more emissions reductions than necessary to achieve the desired air pollutant reduction in the relevant downwind states. The court did not vacate the rule but required the EPA to reconsider the invalid emissions budgets as to those states. On November 16, 2015, the EPA proposed amendments to the Cross State Air Pollution Rule (CSAPR). EPA indicated that this rule was a “partial response” to the D.C. Circuit’s remand. This rule, known as the CSAPR Update Rule, was signed by the EPA Administrator on September 7, 2016. EPA states that the rule is intended to address implementation of the 2008 ozone national air quality standards as well as part of the remand by the D.C. Circuit. The final rule implements further reductions in nitrogen oxides in 2017 in 22 states subject to CSAPR during the summertime ozone season. EPA did not address other aspects of the remand involving the CSAPR budgets for sulfur dioxide in four states.

Mercury and Air Toxic Standards (MATS). On April 14, 2016, the United States Environmental Protection Agency (EPA) issued a final supplemental finding in response to the U.S. Supreme Court’s decision that the EPA interpreted the Clean Air Act unreasonably when it deemed cost irrelevant to the decision to regulate power plants, concluding that it is appropriate and necessary to set standards for emissions of air toxics (including mercury) from coal- and oil-fired power plants. Environmental and industry groups challenged that supplemental finding in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit) in three separate petitions for review, which were subsequently consolidated. Briefing is set to commence in November 2016 and conclude in March 2017.
Stream Protection Rule. On July 27, 2015, the Office of Surface Mining Reclamation and Enforcement (OSM) issued its proposed Stream Protection Rule (SPR). The proposed rule would amend over 475 existing rules and add new requirements, impact both surface and underground mining operations, and would, among other changes, increase testing and monitoring requirements related to the quality or quantity of surface water and groundwater or the biological condition of streams. The final rule was sent to the Office of Information and Regulatory Affairs at the Office of Management and Budget for review in late May 2016, but has not been issued. It is not clear when the rule will be finalized.
Office of Surface Mining Reclamation and Enforcement Self-Bonding Notice of Rulemaking. On August 16, 2016, the Office of Surface Mining Reclamation and Enforcement (“OSMRE”) announced a decision to initiate a rulemaking to update OSMRE’s bonding regulations. The decision stated that the OSMRE will be reviewing the self-bonding program and will consider revising the review process for determining if a company qualifies for self-bonding as well as the process for replacing self-bonds in the event a company no longer qualifies for self-bonding. There is no anticipated timing for the proposed rule.
Regulatory Matters - Australia
Mining Tenements and Environmental.  On April 22, 2016, the Queensland State government passed amendments to the Environmental Protection Act 1994 (EP Act) which grant new powers to compel certain “related persons” to satisfy the environmental obligations of companies experiencing financial difficulty who are operating in Queensland. A statutory guideline which must be followed by the Queensland Department of Environment and Heritage Protection to a “related person” is under development in consultation with stakeholders including those in the mining industry. The guideline is expected to be completed in November 2016.
Mining Tenements and Environmental. In Queensland, laws and regulations related to mining include, but are not limited to, the Mineral Resources Act 1989, Environmental Protection Act 1994 (EP Act), Environmental Protection Regulation 1998, Sustainable Planning Act 2009, Building Act 1975, Explosives Act 1999, Aboriginal Cultural Heritage Act 2003, Water Act 2000, State Development and Public Works Organisation Act 1971, Queensland Heritage Act 1992, Transport Infrastructure Act 1994, Nature Conservation Act 1992, Vegetation Management Act 1999, Land Protection (Pest and Stock Route Management) Act 2002, Land Act 1994, Regional Planning Interests Act 2014, Fisheries Act 1994 and Forestry Act 1959. Following extensive industry consultation over several years, the Mineral Resources Act 1989 was amended effective September 27, 2016. The amendment modifies to the existing framework with respect to the management of overlapping coal and coal seam gas resource authorities including the requirement for coal mining proponents to provide advance notice to gas proponents prior to the conduct of activities. These notice periods can be truncated subject to compensating the gas proponent for the loss of gas production due to the acceleration of activities. The requirement for applicants for production tenure to reach agreement with overlapping existing production tenure holders prior to grant has been removed. The new regime will apply to overlapping exploration tenure; however, it will not (except with respect to certain new safety requirements) apply to existing production tenements unless proponents agree to opt-in to the new regime. Transitional provisions apply with respect to production tenement applications.
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
In light of the recent discovery of a number of cases of pneumoconiosis in current and former coal mine workers in Queensland, the Department of Natural Resources recently commissioned a review of the current coal mine workers’ health assessment process to ensure it is effective in the early detection of respirable lung diseases such as pneumoconiosis. A Parliamentary enquiry committee has also been established to inquire into the re-emergence of the disease and is due to report on the matter in April 2017.

Long-Term Outlook
There were no significant changes to our Long-term Outlook during the quarter ended September 30, 2016 from the Long-term Outlook outlined in Part I. Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
Liquidity and Capital Resources
Overview
Our primary sources of cash are proceeds from the sale of our coal production to customers. We have also generated cash from the sale of non-strategic assets, including coal reserves and surface lands. Our primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, capital and operating lease payments, postretirement plans, take-or-pay obligations and post-mining retirement obligations. Historically, we have also generated cash from borrowings under our credit facilities and, from time to time, the issuance of securities. We have also historically utilized cash to service debt costs (including interest and principal).
Total Indebtedness. Our total indebtedness as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(Dollars in millions)
2013 Revolver	$1,388.4	$—
2013 Term Loan Facility due September 2020	1,154.5	1,156.3
6.00% Senior Notes due November 2018	1,509.9	1,508.9
6.50% Senior Notes due September 2020	645.8	645.5
6.25% Senior Notes due November 2021	1,327.7	1,327.0
10.00% Senior Secured Second Lien Notes due March 2022	962.3	960.4
7.875% Senior Notes due November 2026	245.9	245.8
Convertible Junior Subordinated Debentures due December 2066	367.1	366.3
DIP Term Loan Facility	470.5	—
Capital lease obligations	22.1	30.3
Other	0.5	0.7
	8,094.7	6,241.2
Less: Liabilities subject to compromise	7,601.6	—
Less: Current portion of long-term debt	493.1	5,874.9
Long-term debt	$—	$366.3
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

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code
As of September 30, 2016, our available liquidity was $1,167.8 million which was substantially comprised of cash and cash equivalents. During the first quarter of 2016, we borrowed $947.0 million under the $1.65 billion revolving credit facility (as amended, the 2013 Revolver) for general corporate purposes. In accordance with our DIP Credit Agreement, we are required to maintain certain minimum liquidity thresholds. Of the $1,167.8 million of liquidity, $702.1 million was held by Debtor entities. Peabody is limited in its ability to transfer funds between Debtor and non-debtor entities or between certain non-debtor entities by court order, and, in certain instances, Peabody must first seek the approval of the DIP Lenders and the Bankruptcy Court to make such transfers. As of the Petition Date, we had approximately $675 million letters of credit outstanding under the 2013 Revolver. Subsequent to the Petition Date, certain counterparties drew on a portion of those letters of credit.  The letters of credit were in place to support various types of obligations, though the most significant items related to bank guarantees in place for reclamation obligations in Australia.  The draws required the recording of previously off-balance sheet liabilities, except in certain instances where we had previously recorded a liability, and as such have been reflected as additional borrowings under the 2013 Revolver.  The total of such letters of credit was $441.4 million during the three months ended September 30, 2016. "Investments and other assets" in the condensed consolidated balance sheets as of September 30, 2016 includes $343.7 million of collateral in support of certain of these obligations.
As a result of filing the Bankruptcy Petitions on April 13, 2016, we are in default under the 2013 Credit Facility (as defined below) and as such the 2013 Revolver can no longer be utilized.
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
Our ability to maintain adequate liquidity through the reorganization process and beyond depends on our ability to successfully implement our plan of reorganization, successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. Refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 for a discussion of the risks associated with our liquidity after the filing of our Chapter 11 Cases.

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
In addition to customary events of default, the DIP Credit Agreement contains the following milestones relating to the Chapter 11 Cases certain of which milestones have been modified as reflected below pursuant to amendments to the DIP Credit Agreement entered into since the Petition Date, the failure of which, if not cured, amended or waived, would result in an event of default:

•
not later than 120 days following the Petition Date, delivery of the U.S. Business Plan and the Australian Business Plan (such plans were delivered to and approved by the DIP Lenders on August 10, 2016);

•
not later than the earlier to occur of (i) the date that is three business days following the entry of the Final Order and (ii) the date that is 45 days following the Petition Date, a declaratory judgment action shall be commenced by Peabody (without prejudice to the rights of any party-in-interest to commence such a declaratory judgment action or any other proceeding) seeking a determination of the Principal Property Cap (including the amount thereof) and which of the U.S. Mine complexes are Principal Properties (the CNTA Issues), and not later than November 23, 2016, the Bankruptcy Court shall have entered an order determining the CNTA Issues (the CNTA Order Date);

•	not later than the later of (i) 30 days following the CNTA Order Date and (ii) December 14, 2016, the filing of an Acceptable Reorganization Plan (as defined below) and related disclosure statement;

•	not later than January 31, 2017, entry of an order approving a disclosure statement for an Acceptable Reorganization Plan; and

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

On April 15, 2016, the Bankruptcy Court issued an order approving the DIP Motion on an interim basis and authorizing the Loan Parties to, among other things, (i) enter into the DIP Credit Agreement and initially borrow up to $200 million, (ii) obtain a cash collateralized letter of credit facility in the aggregate amount of up to $100 million, and (iii) establish an accommodation facility for bonding requests in an aggregate stated amount of up to $200 million. On April 18, 2016, we entered into the DIP Credit Agreement with the DIP Lenders and borrowed $200 million under the DIP Term Loan Facility. On May 17, 2016, the Bankruptcy Court approved the DIP Financing on a final basis and entered an order to that effect on May 18, 2016. On May 19, 2016, following entry of the Final Order, we borrowed the remaining $300 million available under the DIP Term Loan Facility. The DIP Credit Agreement has been amended, as noted above and described in Note 1. "Basis of Presentation" and Note 13. "Current and Long-term Debt" to the accompanying unaudited condensed consolidated financial statements.
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
We paid aggregate debt issuance costs of $25.6 million during the nine months ended September 30, 2016 related to the DIP Term Loan Facility, which will be amortized over a 12-month period.
Additionally, prior to the Petition Date, we made available to our Australian platform a committed $250 million revolving intercompany loan facility (Intercompany Loan Facility). The Intercompany Loan Facility is designed to provide additional liquidity to support the ongoing operations of the Australian business during the Chapter 11 Cases, with draw amounts being tied to operating budgets and subject to certain availability restrictions. In accordance with the terms of the DIP Credit Agreement, the aggregate outstanding principal amount shall not exceed $250 million at any one time, which amount shall be subject to increase by up to $200 million with the written consent of the DIP Lenders. The consent of the DIP Lenders is also required to grant liens valued at 50% or more of the assets collateralizing the Intercompany Loan Facility; however, as previously reported the DIP Lenders have expressly consented to an amendment or waiver of provisions in the Intercompany Loan Facility to permit asset sales of up to $250 million in cash proceeds in the aggregate over the life of the Intercompany Loan Facility. As of September 30, 2016, $30.0 million was outstanding on the Intercompany Loan Facility.
On March 25, 2016, we amended and restated our accounts receivable securitization program (securitization program) to, among other things, extend the term of the program by two years to March 23, 2018 and reduce the maximum availability under the facility from $275.0 million to $180.0 million. The accessible capacity of the program varies monthly, dependent upon the actual amount of receivables available for contribution and various reserves and limits. As of September 30, 2016, $22.8 million was deposited in a collateral account to secure letters of credit.
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
Historical Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015, as reported in the accompanying unaudited condensed consolidated financial statements:

	Nine Months Ended		Increase (Decrease)
	September 30,		to Cash and Cash Equivalents
	2016	2015	$	%
	(Dollars in millions)
Net cash used in operating activities	$(276.8)	$(90.6)	$(186.2)	(206)%
Net cash used in investing activities	(199.7)	(146.3)	(53.4)	(37)%
Net cash provided by in financing activities	1,383.0	273.2	1,109.8	406%
Net change in cash and cash equivalents	906.5	36.3	870.2	2,397%
Cash and cash equivalents at beginning of period	261.3	298.0	(36.7)	(12)%
Cash and cash equivalents at end of period	$1,167.8	$334.3	$833.5	249%
Operating Activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2016 compared to the same period in the prior year was driven by the following:

•	A year-over-year decrease in cash from our mining operations;

•	Funds that became restricted during the year as collateral for financial assurances associated with reclamation obligations ($94.8 million); and

•
An unfavorable change in net cash flows associated with our working capital ($65.5 million, excluding the impact of payments to the voluntary employee beneficiary association (VEBA) discussed separately below) despite the utilization of the 30-day grace period with respect to a $21.1 million semi-annual interest payment due March 15, 2016 on the 6.50% Senior Notes due September 2020 and a $50.0 million semi-annual interest payment due March 15, 2016 on the 10.00% Senior Secured Second Lien Notes due March 2022; partially offset by

•	Lower aggregate payments to Patriot and the related VEBA made in connection with our 2015 and 2016 settlement agreements with Patriot and the UMWA ($45.0 million).

Investing Activities. The unfavorable change in cash results from investing activities for the nine months ended September 30, 2016 compared to the same period in the prior year was mainly due to:

•	Higher federal coal lease expenditures ($159.2 million) due to the timing of required payments in the third quarter of 2016 versus during the fourth quarter of 2015; and

•
Lower net proceeds from debt and equity security investment transactions ($11.0 million) due primarily to the second quarter 2015 divestment of our prior holdings of Winsway Enterprises Holdings Limited marketable equity securities; partially offset by

•
Higher proceeds from disposals of assets ($95.1 million) primarily due to the sale of our 5.06 percent participation interest in the Prairie State Energy Campus, as well as our interest in undeveloped metallurgical reserve tenements in Queensland's Bowen Basin, which included the Olive Downs South, Olive Downs South Extended and Willunga tenements; and

•	Lower current year additions to property, plant, equipment and mine development ($29.4 million, net of changes in accrued expenses related to capital expenditures).
Financing Activities. The increase in net cash provided by financing activities for the nine months ended September 30, 2016 compared to the same period in the prior year was reflective of:

•
Higher proceeds from long-term debt ($454.1 million), primarily due to the proceeds received from our DIP Term Loan Facility during the second quarter of 2016 ($475.0 million, net of original issue discount) and the net draws on our 2013 Revolver during the first quarter of 2016 ($947.0 million), partially offset by proceeds received from our Senior Secured Second Lien Notes ($975.7 million, net of original issue discount) during the first quarter of 2015; and

•	Lower repayments of long-term debt ($654.7 million), mainly due to the extinguishment of $650.0 million aggregate principal of our 2016 Senior Notes in the first quarter of 2015.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our critical accounting policies remain unchanged at September 30, 2016.
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
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed under in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 16, 2016 and in Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, filed with the SEC on May 6, 2016 and August 8, 2016, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On October 24, 2008, we announced that our Board of Directors approved an amendment to the then existing share repurchase program to authorize repurchases of up to $1.0 billion of the then outstanding shares of our common stock (Repurchase Program). The Repurchase Program does not have an expiration date and may be discontinued at any time. Through September 30, 2016, we have repurchased a total of 0.5 million shares under the Repurchase Program at a cost of $299.6 million, leaving $700.4 million available for share repurchases under the Repurchase Program. Repurchases may be made from time to time based on an evaluation of our outlook and general business conditions, as well as alternative investment and debt repayment options. No share repurchases were made under the Repurchase Program during the nine months ended September 30, 2016 or 2015.
Share Relinquishments
We routinely allow employees to relinquish common stock to pay estimated taxes upon the vesting of equity awards and upon the issuance of common stock related to performance units under our equity incentive plans. The value of common stock tendered by employees is determined based on the closing price of our common stock on the dates of the respective relinquishments.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2016	188	$2.76	—	$700.4
August 1 through August 31, 2016	—	—	—	700.4
September 1 through September 30, 2016	—	—	—	700.4
Total	188	$1.88	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the Repurchase Program.
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

Item 5. Other Information.
On November 3, 2016, Peabody Australia Mining Pty Ltd (the Seller), one of the Company’s Australian subsidiaries, entered into a definitive share sale and purchase agreement (the SPA) for the sale of all of the equity interests in Metropolitan Collieries Pty Ltd, the entity that owns Metropolitan coal mine in New South Wales, Australia (the Metropolitan Mine) and the associated 16.67 percent interest in the Port Kembla Coal Terminal, to South32 Aluminium (Holdings) Pty Ltd (the Buyer), a subsidiary of South32 Limited (South32), a global mining and metals company with operations in Australia, Southern Africa and South America. Pursuant to the SPA, the Buyer will acquire all of the equity interests in Metropolitan Collieries Pty Ltd in exchange for $200 million in cash, subject to a working capital adjustment (the Transaction). The Transaction also includes a contingent value right that enables the Company to share equally with South32 in any revenue above an agreed metallurgical coal price forward curve, after taxes, royalties and appropriate discounts, on all coal sold for the 12 months following completion of the Transaction, subject to extension if a minimum amount of coal is not sold in that period. The Transaction also is expected to release the Company from approximately A$20 million (approximately USD $15 million) in financial assurances, in the form of bank guarantees and cash, that will be replaced by South32.
The closing of the Transaction is currently anticipated to occur in the first quarter of 2017 and is conditional on receipt of approval from the Australian Competition and Consumer Commission (ACCC). A deposit has been paid by the Buyer by way of a bank guarantee, which can be drawn by the Seller in the event that ACCC approval is not obtained within a prescribed timeframe or the Buyer fails to complete the Transaction as required under the SPA. The SPA includes customary warranties, indemnities and undertakings, including an undertaking by each party to use all reasonable endeavors to procure the satisfaction of the closing conditions as soon as reasonably practicable after the date of the SPA. The Seller has also agreed, subject to certain exceptions, to conduct its affairs in the ordinary and usual course of business, consistent with past practice.
The SPA contains certain termination rights for the Seller and the Buyer. Among these rights, each of the Seller and the Buyer may cause the SPA to be terminated if (i) ACCC approval is not obtained on or before 120 days after the date of the Agreement, subject to an extension, or such other date as the parties may agree in writing, provided that the terminating party has complied in all material respects with its obligations under the relevant provision of the SPA, (ii) the other party or the other party’s guarantor becomes insolvent, (iii) a holder of a security interest takes possession of the whole or any substantial part of the undertaking and property of the other party or the other party’s guarantor, (iv) subject to a notice requirement, the other party fails to comply with certain of its obligations to be fulfilled on the closing date of the Transaction, or (v) the other party fails to comply with its obligation to use reasonable endeavors to obtain ACCC approval. In addition, the Buyer may terminate the SPA if a material adverse change occurs, as defined in the SPA.
Additionally, the Company determined that, as a result of entering into the Transaction, and the approval of the Company’s Board of Directors of such a transaction in October 2016, the mine was deemed to meet held-for-sale accounting criteria in the fourth quarter of 2016. Accordingly, the Company expects to record an after-tax impairment charge of approximately $180 million to write down the assets to their estimated selling price, which is the best estimate of fair value under a held-for-sale accounting model. The Company expects to report the impairment charge in its Annual Report on Form 10-K for the year ended December 31, 2016.
Item 6. Exhibits.
See Exhibit Index at page 91 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	November 3, 2016	By:	/s/ AMY B. SCHWETZ
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

10.1
Amendment No. 4 to the Superpriority Secured Debtor-In-Possession Credit Agreement, dated as of October 11, 2016, by and among Peabody Energy Corporation, Peabody Global Funding, LLC (f/k/a Global Center for Energy and Human Development, LLC) and certain Debtors parties thereto as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed October 14, 2016.)

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

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K.

101*	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
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