Form 10-Q
period 2017-03-31
PEABODY ENERGY CORP
filed 2017-05-11
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 97.2 million shares of the registrant's common stock (par value of $0.01 per share) outstanding at May 5, 2017.
There were 19.2 million shares of the registrant's preferred stock (par value of $0.01 per share) outstanding at May 5, 2017.
There were 0.8 million warrants to purchase an equivalent number of shares of the registrant's common stock outstanding at May 5, 2017.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions, except per share data)
Revenues
Sales	$1,064.1	$879.8
Other revenues	262.1	147.4
Total revenues	1,326.2	1,027.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	963.7	920.2
Depreciation, depletion and amortization	119.9	111.8
Asset retirement obligation expenses	14.6	13.1
Selling and administrative expenses	37.2	48.3
Restructuring charges	—	12.1
Other operating (income) loss:
Net gain on disposal of assets	(22.8)	(1.8)
Asset impairment	30.5	17.2
(Income) loss from equity affiliates	(15.0)	9.0
Operating profit (loss)	198.1	(102.7)
Interest expense	32.9	126.2
Interest income	(2.7)	(1.4)
Reorganization items, net	41.4	—
Income (loss) from continuing operations before income taxes	126.5	(227.5)
Income tax benefit	(4.5)	(65.8)
Income (loss) from continuing operations, net of income taxes	131.0	(161.7)
Loss from discontinued operations, net of income taxes	(4.1)	(3.4)
Net income (loss)	126.9	(165.1)
Less: Net income attributable to noncontrolling interests	4.8	—
Net income (loss) attributable to common stockholders	$122.1	$(165.1)

Income (loss) from continuing operations:
Basic income (loss) per share	$6.82	$(8.85)
Diluted income (loss) per share	$6.80	$(8.85)

Net income (loss) attributable to common stockholders:
Basic income (loss) per share	$6.60	$(9.03)
Diluted income (loss) per share	$6.57	$(9.03)

Dividends declared per share	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Net income (loss)	$126.9	$(165.1)
Reclassification for realized losses on cash flow hedges (net of respective net tax provision of $9.1 and $29.2) included in net income (loss)	18.6	49.7
Postretirement plans and workers' compensation obligations (net of respective net tax provision of $2.5 and $2.1)	4.4	3.6
Foreign currency translation adjustment	5.5	2.7
Other comprehensive income, net of income taxes	28.5	56.0
Comprehensive income (loss)	155.4	(109.1)
Less: Comprehensive income attributable to noncontrolling interests	4.8	—
Comprehensive income (loss) attributable to common stockholders	$150.6	$(109.1)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2017	December 31, 2016
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,068.1	$872.3
Restricted cash	80.7	54.3
Successor Notes issuance proceeds - restricted cash	1,000.0	—
Accounts receivable, net of allowance for doubtful accounts of $12.8 at March 31, 2017 and $13.1 at December 31, 2016	312.1	473.0
Inventories	250.8	203.7
Assets from coal trading activities, net	0.6	0.7
Other current assets	493.9	486.6
Total current assets	3,206.2	2,090.6
Property, plant, equipment and mine development, net	8,653.9	8,776.7
Investments and other assets	976.4	910.4
Total assets	$12,836.5	$11,777.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$18.2	$20.2
Liabilities from coal trading activities, net	0.7	1.2
Accounts payable and accrued expenses	967.3	990.4
Total current liabilities	986.2	1,011.8
Long-term debt, less current portion	950.5	—
Deferred income taxes	16.2	17.6
Asset retirement obligations	707.0	717.8
Accrued postretirement benefit costs	753.9	756.3
Other noncurrent liabilities	511.1	496.2
Total liabilities not subject to compromise	3,924.9	2,999.7
Liabilities subject to compromise	8,416.7	8,440.2
Total liabilities	12,341.6	11,439.9
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of March 31, 2017 or December 31, 2016	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of March 31, 2017 or December 31, 2016	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of March 31, 2017 or December 31, 2016	—	—
Common Stock — $0.01 per share par value; 53.3 shares authorized,19.3 shares issued and 18.5 shares outstanding as of March 31, 2017 and December 31, 2016	0.2	0.2
Additional paid-in capital	2,423.9	2,422.0
Treasury stock, at cost — 0.8 shares as of March 31, 2017 and December 31, 2016	(371.9)	(371.8)
Accumulated deficit	(1,121.1)	(1,243.2)
Accumulated other comprehensive loss	(448.5)	(477.0)
Peabody Energy Corporation stockholders’ equity	482.6	330.2
Noncontrolling interests	12.3	7.6
Total stockholders’ equity	494.9	337.8
Total liabilities and stockholders’ equity	$12,836.5	$11,777.7
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Cash Flows From Operating Activities
Net income (loss)	$126.9	$(165.1)
Loss from discontinued operations, net of income taxes	4.1	3.4
Income (loss) from continuing operations, net of income taxes	131.0	(161.7)
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	119.9	111.8
Noncash interest expense	0.5	6.9
Deferred income taxes	(5.0)	(49.4)
Noncash share-based compensation	1.9	2.4
Asset impairment	30.5	17.2
Net gain on disposal of assets	(22.8)	(1.8)
(Income) loss from equity affiliates	(15.0)	9.0
Gain on voluntary employee beneficiary association settlement	—	(68.1)
Settlement of hedge positions	—	(17.8)
Unrealized gains on non-coal trading derivative contracts	—	(25.0)
Reclassification from other comprehensive earnings for terminated hedge contracts	27.6	—
Noncash reorganization items, net	10.0	—
Changes in current assets and liabilities:
Accounts receivable	159.3	125.8
Change in receivable from accounts receivable securitization program	—	(168.5)
Inventories	(47.2)	(8.0)
Net assets from coal trading activities	(0.5)	6.0
Other current assets	0.1	(36.0)
Accounts payable and accrued expenses	(54.9)	(71.1)
Restricted cash	(94.1)	(100.2)
Asset retirement obligations	10.2	9.0
Workers' compensation obligations	(3.1)	(3.3)
Accrued postretirement benefit costs	0.8	(0.2)
Accrued pension costs	5.4	5.4
Take-or-pay obligation settlement	(5.5)	(15.5)
Other, net	(2.5)	(5.8)
Net cash provided by (used in) continuing operations	246.6	(438.9)
Net cash used in discontinued operations	(8.2)	(0.1)
Net cash provided by (used in) operating activities	238.4	(439.0)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(32.8)	(13.3)
Changes in accrued expenses related to capital expenditures	(1.4)	(3.4)
Federal coal lease expenditures	(0.5)	(0.4)
Proceeds from disposal of assets	24.3	2.1
Contributions to joint ventures	(95.4)	(81.7)
Distributions from joint ventures	90.5	87.4
Advances to related parties	(0.4)	(1.2)
Repayments of loans from related parties	31.1	2.1
Other, net	(0.3)	(4.5)
Net cash provided by (used in) investing activities	15.1	(12.9)
Cash Flows From Financing Activities
Proceeds from long-term debt	1,000.0	947.0
Successor Notes issuance proceeds into escrow	(1,000.0)	—
Repayments of long-term debt	(2.1)	(6.2)
Payment of deferred financing costs	(55.4)	(2.8)
Distributions to noncontrolling interests	(0.1)	—
Other, net	(0.1)	(1.8)
Net cash (used in) provided by financing activities	(57.7)	936.2
Net change in cash and cash equivalents	195.8	484.3
Cash and cash equivalents at beginning of period	872.3	261.3
Cash and cash equivalents at end of period	$1,068.1	$745.6
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2016	$0.2	$2,422.0	$(371.8)	$(1,243.2)	$(477.0)	$7.6	$337.8
Net income	—	—	—	122.1	—	4.8	126.9
Net realized losses on cash flow hedges (net of $9.1 net tax provision)	—	—	—	—	18.6	—	18.6
Postretirement plans and workers’ compensation obligations (net of $2.5 net tax provision)	—	—	—	—	4.4	—	4.4
Foreign currency translation adjustment	—	—	—	—	5.5	—	5.5
Share-based compensation for equity-classified awards	—	1.9	—	—	—	—	1.9
Repurchase of employee common stock relinquished for tax withholding	—	—	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
March 31, 2017	$0.2	$2,423.9	$(371.9)	$(1,121.1)	$(448.5)	$12.3	$494.9
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
The condensed consolidated financial statements include the accounts of Peabody Energy Corporation (PEC) and its affiliates (along with PEC, the Company or Peabody). Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests, except when the Company has an undivided interest in an unincorporated joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenues and expenses of the jointly controlled entities within each applicable line item of the unaudited condensed consolidated financial statements.  All intercompany transactions, profits and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2016 has been derived from the Company’s audited consolidated balance sheet at that date. The Company's results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2017.
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
Plan of Reorganization and Emergence from Chapter 11 Cases
On April 13, 2016, (the Petition Date), Peabody and a majority of the Company’s wholly owned domestic subsidiaries, as well as one international subsidiary in Gibraltar (collectively with the Company, the Debtors), filed voluntary petitions (the Bankruptcy Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). The Debtors’ Chapter 11 cases (the Chapter 11 Cases) were jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529.
On March 17, 2017, the Bankruptcy Court entered an order, Docket No. 2763 (the Confirmation Order), confirming the Debtors’ Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as revised March 15, 2017 (the Plan).
On April 3, 2017, (the Effective Date), the Debtors satisfied the conditions to effectiveness set forth in the Plan, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases.
The Company's capital structure has been significantly altered through the implementation of the Plan subsequent to March 31, 2017. As a result of the consummation of the Plan and the transactions contemplated thereby, the Company will be subject to the fresh start reporting rules required under the Financial Accounting Standards Board Accounting Standards Codification Topic 852, "Reorganizations." Under applicable fresh start reporting rules that applied to the Company upon the Effective Date, assets and liabilities will be adjusted to fair values and accumulated deficit will be restated to zero. Accordingly, the Company's consolidated financial condition and results of operations from and after the Effective Date will, in many ways, not be comparable to the financial condition or results of operations reflected in its consolidated historical financial statements.
In addition, in accordance with the Plan, a nine member Board of Directors of the reorganized Company was established (the Board). The Board is comprised of the Company’s Chief Executive Officer and eight independent directors.
Cancellation of Prior Common Stock
In accordance with the Plan, each share of the Company’s common stock outstanding prior to the Effective Date, including all options and warrants to purchase such stock, were extinguished, canceled and discharged, and each such share, option or warrant has no further force or effect after the Effective Date. Furthermore, all of the Company’s equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect after the Effective Date.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Registration Rights Agreement
On the Effective Date, the Company entered into a registration rights agreement (the Registration Rights Agreement) with certain parties (together with any person or entity that becomes a party to the Registration Rights Agreement, the Holders) that received shares of the Company's new common stock (the Common Stock) and new Series A Convertible Preferred Stock (the Preferred Stock) in the Company on the Effective Date, as provided in the Plan. The Registration Rights Agreement provides Holders with registration rights for the Holders’ Registrable Securities (as defined in the Registration Rights Agreement).
The registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration statement and the Company’s right to delay or withdraw a registration statement under certain circumstances. A copy of the Registration Rights Agreement is included as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (SEC) on April 3, 2017.
Warrant Agreement
On the Effective Date, the Company entered into a warrant agreement (the Warrant Agreement) with American Stock Transfer and Trust Company, LLC. In accordance with the Plan, the Company issued approximately 6.2 million warrants to purchase up to an aggregate of approximately 6.2 million shares of Common Stock at an exercise price of $0.01 per share (the Warrants) to all Noteholder Co-Proponents (as defined in the Plan) and subscribers in the Rights Offering (as defined in the Plan) and related backstop commitment. All unexercised Warrants will expire, and the rights of the holders of such Warrants to purchase Common Stock will terminate on July 3, 2017.
A copy of the Warrant Agreement is included as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017.
Issuance of Equity Securities
On the Effective Date, in connection with the Company’s emergence from the Chapter 11 Cases and in reliance on the exemption from registration requirements of the Securities Act of 1933 (the Securities Act) provided by Section 1145 of the Bankruptcy Code, the Company issued:

•
11.6 million shares of Common Stock pursuant to the initial distribution of Common Stock to holders of Allowed Claims (as defined in the Plan) in Classes 2A, 2B, 2C, 2D and 5B on account of such claims as provided in the Plan; and

•
51.2 million shares of Common Stock and 2.9 million Warrants (the 1145 Warrants) pursuant to the completed Rights Offering to certain holders of the Company’s prepetition indebtedness for total consideration of $704.4 million.

Any shares of Common Stock issued pursuant to the exercise of such 1145 Warrants will similarly be issued pursuant to the exemption from registration provided by Section 1145 of the Bankruptcy Code.
In addition, on the Effective Date, in connection with the Company’s emergence from the Chapter 11 Cases and in reliance on the exemption from registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, the Company issued:

•
30.0 million shares of Preferred Stock to specified parties to the Private Placement Agreement, dated as of December 22, 2016 (as amended, the Private Placement Agreement), among the Company and the other parties thereto, for total consideration of $750.0 million;

•
3.3 million shares of Common Stock and 0.2 million Warrants (the Private Warrants, and together with the 1145 Warrants, the Warrants) to specified parties to the Backstop Commitment Agreement, dated as of December 22, 2016 (as amended, the Backstop Commitment Agreement), among the Company and the other parties thereto, on account of their commitments under that agreement, for total consideration of $45.6 million; and

•
4.8 million shares of Common Stock and 3.1 million Private Warrants to specified parties to the Private Placement Agreement and Backstop Commitment Agreement on account of commitment premiums contemplated by those agreements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to the Plan and Rights Offering, holders of Allowed Claims in Classes 2A, 2B, 2C, 2D and 5B were offered the opportunity to purchase up to 54.5 million units, each unit being comprised of (1) one share of Common Stock and (2) a fraction of a Warrant. The purchase price for the units offered in the rights offering was $13.75 per unit. A total of 51.2 million units were purchased in the Rights Offering. Pursuant to the Backstop Commitment Agreement, the remaining 3.3 million units that were not purchased in the Rights Offering were purchased by the parties to the Backstop Commitment Agreement at the same per unit price.
Any shares of Common Stock issued pursuant to the conversion of the Preferred Stock or the exercise of such Private Warrants will be issued pursuant to the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act.
The securities issued in reliance on Section 4(a)(2) of the Securities Act are subject to restrictions on transfer unless otherwise registered under the Securities Act.
The Company would have approximately 137.3 million shares of Common Stock issued, assuming full conversion of the Preferred Stock (including make-whole shares issuable upon conversion of the Preferred Stock) and full exercise of all Warrants. This amount excludes approximately 3.6 million shares of Common Stock which underly unvested equity awards granted under the 2017 Incentive Plan (as defined below).
2022 and 2025 Notes
On February 15, 2017, one of PEC's subsidiaries entered into an indenture with Wilmington Trust, National Association, as trustee, relating to the issuance by PEC's subsidiary of $500.0 million aggregate principal amount of 6.000% senior secured notes due 2022 (the 2022 Notes) and $500.0 million aggregate principal amount of 6.375% senior secured notes due 2025 (together with the 2022 Notes, the Successor Notes). The Successor Notes were sold on February 15, 2017 in a private transaction exempt from the registration requirements of the Securities Act.
Prior to the Effective Date, PEC's subsidiary deposited the proceeds of the offering of the Successor Notes into an escrow account pending confirmation of the Plan and certain other conditions being satisfied. On the Effective Date, the net proceeds from the offering were released from escrow to the Company and PEC became a co-obligor of the Successor Notes by executing a supplemental indenture, and, thereafter, became the sole issuer of the Successor Notes upon the merger of the subsidiary with and into PEC, with PEC as the surviving corporation. In the accompanying condensed consolidated balance sheets, the Company recorded restricted cash of $1,000.0 million and a corresponding long-term debt obligation, net of debt issuance costs of $49.5 million, to reflect the proceeds of the Successor Notes offerings held in escrow at March 31, 2017. The proceeds from the Successor Notes were used on the Effective Date to repay the predecessor first lien obligations.
The Successor Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of the Company’s material domestic subsidiaries and secured by first priority liens over (1) substantially all of the assets of the Company and the guarantors, except for certain excluded assets, (2) 100% of the capital stock of each domestic restricted subsidiary of the Company, (3) 100% of the non-voting capital stock of each first tier foreign subsidiary of the Company or a foreign subsidiary holding company and no more than 65% of the voting capital stock of each first tier foreign subsidiary of the Company or a foreign subsidiary holding company, (4) a legal charge of 65% of the voting capital stock and 100% of the non-voting capital stock of Peabody Investments (Gibraltar) Limited and (5) all intercompany debt owed to the Company or any guarantor, in each case, subject to certain exceptions. The obligations under the Successor Notes are secured on a pari passu basis by the same collateral securing the Successor Credit Agreement (as defined below), subject to certain exceptions.
Copies of the indenture documents underlying the Successor Notes are incorporated as Exhibits 4.2 and 4.3 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017.
Credit Agreement
In connection with an exit facility commitment letter, on the Effective Date, the Company entered into a credit agreement, dated as of April 3, 2017, among the Company, as Borrower, Goldman Sachs Bank USA, as Administrative Agent, and other lenders party thereto (the Successor Credit Agreement). The Successor Credit Agreement provides for a $950 million senior secured term loan, which matures in 2022 and bears interest at a fluctuating rate of LIBOR plus 4.50% per annum with a 1.00% LIBOR floor. The obligations under the Successor Credit Agreement are secured on a pari passu basis by the same collateral securing the Successor Notes.
A copy of the Successor Credit Agreement is included as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securitization Facility
In connection with a receivables securitization program commitment letter, on the Effective Date, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, dated as of April 3, 2017 (the Receivables Purchase Agreement), among P&L Receivables Company, LLC (P&L Receivables), as the Seller, the Company, as the Servicer, the sub-servicers party thereto, the various purchasers and purchaser agents party thereto and PNC Bank, National Association (PNC), as administrator. The Receivables Purchase Agreement extends the receivables securitization facility previously in place and expands that facility to include certain receivables from the Company’s Australian operations.
A copy of the Receivables Purchase Agreement is included as Exhibit 10.4 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017.
Cancellation of Prepetition Obligations
In accordance with the Plan, on the Effective Date all of the obligations of the Debtors with respect to the following debt instruments were canceled:

•
Indenture governing $1,000.0 million outstanding aggregate principal amount of the Company’s 10.00% Senior Secured Second Lien Notes due 2022, dated as of March 16, 2015, among the Company, U.S. Bank National Association (U.S. Bank), as trustee and collateral agent, and the guarantors named therein, as supplemented;

•
Indenture governing $650.0 million outstanding aggregate principal amount of the Company’s 6.50% Senior Notes due 2020, dated as of March 19, 2004, among the Company, U.S. Bank, as trustee, and the guarantors named therein, as supplemented;

•
Indenture governing $1,518.8 million outstanding aggregate principal amount of the Company’s 6.00% Senior Notes due 2018, dated as of November 15, 2011, among the Company, U.S. Bank, as trustee, and the guarantors named therein, as supplemented;

•
Indenture governing $1,339.6 million outstanding aggregate principal amount of the Company’s 6.25% Senior Notes due 2021, dated as of November 15, 2011, by and among the Company, U.S. Bank, as trustee, and the guarantors named therein, as supplemented;

•
Indenture governing $250.0 million outstanding aggregate principal amount of the Company’s 7.875% Senior Notes due 2026, dated as of March 19, 2004, among the Company, U.S. Bank, as trustee, and the guarantors named therein, as supplemented;

•
Subordinated Indenture governing $732.5 million outstanding aggregate principal amount of the Company’s Convertible Junior Subordinated Debentures due 2066, dated as of December 20, 2006, among the Company and U.S. Bank, as trustee, as supplemented; and

•
Amended and Restated Credit Agreement, as amended and restated as of September 24, 2013 (the 2013 Credit Facility), related to $1,170.0 million outstanding aggregate principal amount of term loans under a term loan facility (the 2013 Term Loan Facility) and $1,650.0 million under a revolving credit facility (the 2013 Revolver), which includes approximately $675 million of posted but undrawn letters of credit and approximately $947 million in outstanding borrowings, by and among the Company, Citibank, N.A., as administrative agent, swing line lender and letter of credit issuer, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Crédit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC and RBS Securities Inc., as joint lead arrangers and joint book managers, and the lender parties thereto, as amended by that certain Omnibus Amendment Agreement, dated as of February 5, 2015.

2017 Incentive Compensation Plan
In accordance with the Plan, the Peabody Energy Corporation 2017 Incentive Plan (the 2017 Incentive Plan) became effective as of the Effective Date. The 2017 Incentive Plan is intended to, among other things, help attract and retain employees and directors upon whom, in large measure, the Company depends for sustained progress, growth and profitability. The 2017 Incentive Plan also permits awards to consultants.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unless otherwise determined by the Board, the compensation committee of the Board will administer the 2017 Incentive Plan. The 2017 Incentive Plan generally provides for the following types of awards:

•	options (including non-qualified stock options and incentive stock options);

•	stock appreciation rights;

•	restricted stock;

•	restricted stock units;

•	deferred stock;

•	performance units;

•	dividend equivalents; and

•	cash incentive awards.
The aggregate number of shares of Common Stock reserved for issuance pursuant to the 2017 Incentive Plan is 14.1 million. The 2017 Incentive Plan will remain in effect, subject to the right of the Board to terminate the 2017 Incentive Plan at any time, subject to certain restrictions, until the earlier to occur of (a) the date all shares of Common Stock subject to the 2017 Incentive Plan are purchased or acquired and the restrictions on all restricted stock granted under the 2017 Incentive Plan have lapsed, according to the 2017 Incentive Plan’s provisions, and (b) ten years from the Effective Date.
Grant of Emergence Awards
On the Effective Date, the Company granted restricted stock units under the 2017 Incentive Plan and the terms of the relevant restricted stock unit agreement to employees, including its executive officers (the Emergence Awards). The Emergence Awards granted to our executive officers generally will vest ratably on each of the first three anniversaries of the Effective Date, subject to, among other things, each such executive officer’s continued employment with the Company. The Emergence Awards will become fully vested upon each such executive officer’s termination of employment by the Company and its subsidiaries without Cause or by the executive for Good Reason (each, as defined in the 2017 Incentive Plan or award agreement) or due to a termination of employment with the Company and its subsidiaries by reason of death or Disability (as defined in the 2017 Incentive Plan or award agreement). In order to receive the Emergence Awards, the executive officers were required to execute restrictive covenant agreements protecting the Company's interests.
Copies of the 2017 Incentive Plan and related documents are included as Exhibits 10.6, 10.7 and 10.8 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Going Concern. In August 2014, the Financial Accounting Standards Board (FASB) issued disclosure guidance that requires management to evaluate, at each annual and interim reporting period, whether substantial doubt exists about an entity's ability to continue as a going concern and, if applicable, to provide related disclosures. As outlined by that guidance, substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). The new guidance became effective for annual reporting periods ending after December 15, 2016 (the year ending December 31, 2016 for the Company) and interim periods thereafter.
The Company had been operating its business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, incurred net losses for the years ended 2016, 2015 and 2014, and had an accumulated deficit as of December 31, 2016 and 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. However, the Bankruptcy Court entered the Confirmation Order confirming the Plan on March 17, 2017. On April 3, 2017, the Debtors satisfied the conditions to effectiveness set forth in the Plan, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. Based on the emergence from the Chapter 11 Cases and the Company's liquidity at emergence and its financial projections, management believes it is probable the conditions that raise substantial doubt about its ability to continue as a going concern have been alleviated.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business, the likelihood of which has been increased by the Company's emergence from the Chapter 11 Cases and its ability to obtain exit financing, but is contingent on the Company’s ability to successfully maintain sufficient liquidity, among other factors. The implementation of the Plan will materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Petitions.
Inventory. In July 2015, the FASB issued guidance which requires entities to measure most inventory "at the lower of cost and net realizable value", thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The guidance does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The new guidance became effective prospectively for annual periods beginning after December 15, 2016 (January 1, 2017 for the Company). There was no material impact to the Company's results of operations, financial condition, cash flows or financial statement presentation in connection with the adoption of the guidance.
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
The new standard will be effective for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company), with early adoption permitted. The standard allows for either a full retrospective adoption or a modified retrospective adoption. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to our coal sales will remain consistent with our current practice. The Company is currently evaluating other revenue streams to determine the potential impact related to the adoption of the standard, as well as potential disclosures required by the standard. The Company will be adopting the standard under the modified retrospective approach.

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
Financial Instruments - Credit Losses. In June 2016, the FASB issued accounting guidance related to the measurement of credit losses on financial instruments. The pronouncement replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income. This standard is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for the Company) and interim periods therein, with early adoption permitted for fiscal years, and interim periods therein, beginning after December 15, 2018. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
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
Compensation - Retirement Benefits. In March 2017, the FASB issued accounting guidance which requires employers that sponsor defined benefit pension and other postretirement plans to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The new guidance will be effective retrospectively for fiscal years beginning after December 15, 2017 (January 1, 2018 for the Company) and interim periods therein, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's reorganization items for the three months ended March 31, 2017 consisted of the following:

Three Months Ended
March 31, 2017
(Dollars in millions)
Professional fees	$42.5
Accounts payable settlement gains	(0.7)
Interest income	(0.4)
Reorganization items, net	$41.4
As a result of filing the Bankruptcy Petitions, counterparties to certain derivative contracts terminated the agreements shortly thereafter in accordance with their contractual terms and the Company adjusted the corresponding liabilities to be equivalent to the termination value and allowed claim amount of each contract. Such liabilities are considered first lien debt and are included within "Liabilities subject to compromise" in the accompanying condensed consolidated balance sheet at March 31, 2017.
Professional fees are only those that are directly related to the reorganization including, but not limited to, fees associated with advisors to the Debtors, the unsecured creditors' committee and certain other secured and unsecured creditors.
During the three months ended March 31, 2017, $31.4 million of cash payments were made for "Reorganization items, net".
(4)    Liabilities Subject to Compromise
Liabilities subject to compromise include unsecured or under-secured liabilities incurred prior to the Petition Date. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 Cases and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. Additionally, liabilities subject to compromise also include certain items that were assumed under the Plan, and as such, were subsequently reclassified to liabilities not subject to compromise. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are subject to the injunction provisions set forth in the Plan, as discussed in Note 19. "Commitments and Contingencies".
Liabilities subject to compromise consisted of the following:

Previously Reported Balance Sheet Line	March 31, 2017	December 31, 2016
	(Dollars in millions)
Debt (1)	$8,077.4	$8,080.3
Interest payable	172.6	172.6
Environmental liabilities	61.9	61.9
Trade payables	55.2	58.4
Postretirement benefit obligations (2)	23.0	34.6
Other accrued liabilities	26.6	32.4
Liabilities subject to compromise	$8,416.7	$8,440.2

(1)
Includes $7,768.3 million and $7,771.2 million of first lien, second lien and unsecured debt at March 31, 2017 and December 31, 2016, respectively, and $257.3 million of derivative contract terminations, and $51.8 million of liabilities secured by prepetition letters of credit at March 31, 2017 and December 31, 2016.

(2)	Includes liabilities for unfunded non-qualified pension plans, all the participants of which are former employees.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)    Asset Impairment
The Company's mining and exploration assets and mining-related investments may be adversely affected by numerous uncertain factors that may cause the Company to be unable to recover all or a portion of the carrying value of those assets. As a result of various unfavorable conditions, including but not limited to sustained trends of weakness in U.S. and international seaborne coal market pricing and certain asset-specific factors, the Company recognized aggregate impairment charges of $247.9 million, $1,277.8 million, and $154.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. For additional information surrounding those charges, refer to Note 4. "Asset Impairment" to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
During the three months ended March 31, 2017 and 2016, the Company recognized impairment charges of $30.5 million related to terminated coal lease contracts in the Midwestern United States, and $17.2 million to write down certain targeted divestiture assets in Queensland, Australia from their carrying value to their estimated fair value, respectively.
The Company's assets whose recoverability and values are most sensitive to near-term pricing and other market factors include certain Australian metallurgical and thermal assets for which impairment charges were recorded in 2015, certain U.S. coal mines for which management's estimates for future cash flows from operations have declined, and other U.S. coal properties being leased to unrelated mining companies under royalty agreements. These assets had an aggregate carrying value of $1,367.6 million as of March 31, 2017. The Company conducted a review of those assets for recoverability as of March 31, 2017 and determined that no impairment charge was necessary as of that date. However, the carrying value of these assets will likely be adjusted downward in connection with emergence from the Chapter 11 Cases and the related fresh start reporting rules, mitigating the exposure to future impairment charges.
(6)    Discontinued Operations
Discontinued operations include certain former Australian Thermal Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(4.1)	$(3.4)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities of Discontinued Operations
Assets and liabilities classified as discontinued operations included in the Company's condensed consolidated balance sheets were as follows:

	March 31, 2017	December 31, 2016
	(Dollars in millions)
Assets:
Other current assets	$0.2	$0.2
Investments and other assets	15.9	15.9
Total assets classified as discontinued operations	$16.1	$16.1

Liabilities:
Accounts payable and accrued expenses	$50.6	$55.9
Other noncurrent liabilities	199.7	198.5
Liabilities subject to compromise	20.9	20.9
Total liabilities classified as discontinued operations	$271.2	$275.3
Patriot-Related Matters. A significant portion of the liabilities in the table above relate to a former subsidiary, Patriot Coal Corporation. Refer to Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation" for information associated with the impacts from the bankruptcy of Patriot.
(7)     Inventories
Inventories as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Dollars in millions)
Materials and supplies	$101.6	$104.5
Raw coal	40.9	29.6
Saleable coal	108.3	69.6
Total	$250.8	$203.7
Materials and supplies inventories presented above have been shown net of reserves of $6.1 million and $5.6 million as of March 31, 2017 and December 31, 2016, respectively.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's Bankruptcy Petitions constituted an event of default under the Company's derivative financial instrument contracts and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. The terminated positions were first-lien obligations under the Company's secured credit agreement dated September 24, 2013 (as amended, the 2013 Credit Facility). The resulting net settlement liability of $257.3 million was accounted for as a prepetition liability subject to compromise without credit valuation adjustments. As of March 31, 2017, the Company had no derivative financial instruments in place in relation to diesel fuel or foreign currency exchange rate. Subsequent to the Effective Date, the Company entered into a series of currency options with an aggregate notional amount of approximately $1.3 billion Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2017. The currency options are not expected to receive cash flow hedge accounting treatment and changes in fair value will be reflected in current earnings.
Based on the previous fair value adjustments of the Company's foreign currency and diesel fuel hedge contracts recorded in "Accumulated other comprehensive loss", the net loss expected to be reclassified from comprehensive income to earnings over the next 12 months is approximately $65.0 million (which excludes the impact of fresh start reporting rules in connection with emergence from the Chapter 11 Cases).
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s Corporate Hedging derivatives during the three months ended March 31, 2017 and March 31, 2016:

		Three Months Ended March 31, 2017
Financial Instrument	Income Statement Classification of (Losses) Gains	Total realized loss recognized in income	Loss reclassified from other comprehensive loss into income	(Loss) gain recognized in income on derivatives	Unrealized gain (loss)recognized in income on non- designated derivatives
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(11.0)	$(11.0)	$—	$—
Foreign currency forward contracts	Operating costs and expenses	(16.6)	(16.6)	—	—
Total		$(27.6)	$(27.6)	$—	$—

		Three Months Ended March 31, 2016
Financial Instrument	Income Statement Classification of (Losses) Gains	Total realized loss recognized in income	Loss reclassified from other comprehensive loss into income	(Loss) gain recognized in income on derivatives	Unrealized gain (loss)recognized in income on non- designated derivatives
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(34.9)	$(24.8)	$(10.1)	$(5.4)
Foreign currency forward contracts	Operating costs and expenses	(76.1)	(53.9)	(22.2)	30.4
Total		$(111.0)	$(78.7)	$(32.3)	$25.0
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
The estimated fair value of the Company’s current and long-term debt as of December 31, 2016 and March 31, 2017 is unable to be determined given it is subject to compromise in connection with the Plan.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Trading revenues (losses) recognized during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
Trading Revenues by Type of Instrument	2017	2016
	(Dollars in millions)
Futures, swaps and options	$7.1	$(4.0)
Physical purchase/sale contracts	24.5	(4.8)
Total trading revenues (losses)	$31.6	$(8.8)
Risk Management
Hedge Ineffectiveness. In some instances prior to 2016, the Company designated an existing coal trading derivative as a hedge and, thus, the derivative would have a non-zero fair value at hedge inception. The “off-market” nature of these derivatives, which is best described as an embedded financing element within the derivative, is a source of ineffectiveness. In other instances, the Company used coal trading derivatives that settled at a different time, had different quality specifications or had different location bases than the occurrence of the transaction being hedged. These collectively yield ineffectiveness to the extent that the derivative hedge contract does not exactly offset changes in the fair value or expected cash flows of the hedged item.
The Company had no coal trading positions designated as cash flow hedges as of March 31, 2017 and December 31, 2016.
Offsetting and Balance Sheet Presentation
The Company's coal trading assets and liabilities include financial instruments, such as swaps, futures and options, cleared through various exchanges, which involve the daily net settlement of open positions. The Company must post cash collateral in the form of initial margin, in addition to variation margin, on exchange-cleared positions that are in a net liability position and receives variation margin when in a net asset position. The Company also transacts in coal trading financial swaps and options through OTC markets with financial institutions and other non-financial trading entities under ISDA Master Agreements, which contain symmetrical default provisions. Certain of the Company's coal trading agreements with OTC counterparties also contain credit support provisions that may periodically require the Company to post, or entitle the Company to receive, variation margin. Physical coal and freight-related purchase and sale contracts included in the Company's coal trading assets and liabilities are executed pursuant to master purchase and sale agreements that also contain symmetrical default provisions and allow for the netting and setoff of receivables and payables that arise during the same time period. The Company offsets its coal trading asset and liability derivative positions, and variation margin related to those positions, on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Assets from coal trading activities, net” and “Liabilities from coal trading activities, net."

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of March 31, 2017 and December 31, 2016 is set forth below:

Affected Line Item in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation Margin (Held) Posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of March 31, 2017
Assets from coal trading activities, net	$157.5	$(155.2)	$(1.7)	$0.6
Liabilities from coal trading activities, net	(185.3)	155.2	29.4	(0.7)
Total, net	$(27.8)	$—	$27.7	$(0.1)

	Fair Value as of December 31, 2016
Assets from coal trading activities, net	$191.2	$(190.5)	$—	$0.7
Liabilities from coal trading activities, net	(249.1)	190.5	57.4	(1.2)
Total, net	$(57.9)	$—	$57.4	$(0.5)

(1)	None of the net variation margin (held) posted at March 31, 2017 and December 31, 2016, respectively, related to cash flow hedges.
See Note 8. "Derivatives and Fair Value Measurements" for information on balance sheet offsetting related to the Company’s Corporate Hedging activities.
Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Physical purchase/sale contracts	$—	$0.6	$(0.7)	$(0.1)
Total net financial assets (liabilities)	$—	$0.6	$(0.7)	$(0.1)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$—	$(0.1)	$—	$(0.1)
Physical purchase/sale contracts	—	0.7	(1.1)	(0.4)
Total net financial assets (liabilities)	$—	$0.6	$(1.1)	$(0.5)
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Physical purchase/sale contracts include a credit valuation adjustment based on credit and non-performance risk (Level 3). The credit valuation adjustment has not historically had a material impact on the valuation of the contracts resulting in Level 2 classification. However, due to the Company's corporate credit rating downgrades in 2016, the credit valuation adjustments as of March 31, 2017 and December 31, 2016 are considered to be significant unobservable inputs in the valuation of the contracts resulting in Level 3 classification.
The Company's risk management function, which is independent of the Company's commercial trading function, is responsible for valuation policies and procedures, with oversight from executive management. Generally, the Company's Level 3 instruments or contracts are valued using bid/ask price quotations and other market assessments obtained from multiple, independent third-party brokers or other transactional data incorporated into internally-generated discounted cash flow models. Decreases in the number of third-party brokers or market liquidity could erode the quality of market information and therefore the valuation of the Company's market positions. The Company's valuation techniques include basis adjustments to the foregoing price inputs for quality, such as sulfur and ash content, location differentials, expressed as port and freight costs, and credit risk. The Company's risk management function independently validates the Company's valuation inputs, including unobservable inputs, with third-party information and settlement prices from other sources where available. A daily process is performed to analyze market price changes and changes to the portfolio. Further periodic validation occurs at the time contracts are settled with the counterparty. These valuation techniques have been consistently applied in all periods presented, and the Company believes it has obtained the most accurate information available for the types of derivative contracts held.
The following table summarizes the quantitative unobservable inputs utilized in the Company's internally-developed valuation models for physical purchase/sale contracts classified as Level 3 as of March 31, 2017:

	Range		Weighted
Input	Low	High	Average
Credit and non-performance risk	26%	26%	26%
Significant increases or decreases in the inputs in isolation could result in a significantly higher or lower fair value measurement. The unobservable inputs do not have a direct interrelationship; therefore, a change in one unobservable input would not necessarily correspond with a change in another unobservable input.
The following table summarizes the changes in the Company’s recurring Level 3 net financial assets:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Beginning of period	$(1.1)	$(15.6)
Transfers out of Level 3	0.2	10.7
Total gains realized/unrealized:
Included in earnings	0.2	(0.1)
Sales	—	(0.1)
Settlements	—	1.2
End of period	$(0.7)	$(3.9)
The Company had no transfers between Levels 1 and 2 during the three months ended March 31, 2017 and 2016. Transfers of liabilities out of Level 3 to Level 2 during the three months ended March 31, 2017 were due to the relative value of unobservable inputs to the total fair value measurement of certain derivative contracts falling below the 10% threshold. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in net unrealized (losses) gains relating to Level 3 net financial assets held both as of the beginning and the end of the period:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$0.3	$(0.1)

(1)
Within the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

As of March 31, 2017, the Company's trading portfolio was expected to have negative net cash realizations in 2017, reaching substantial maturity in 2017 on a fair value basis.
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
At March 31, 2017, 23% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties, while 47% was with non-investment grade counterparties and 30% was with counterparties that are not rated.
Performance Assurances and Collateral
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At March 31, 2017 and December 31, 2016, the Company posted a net variation margin of $27.7 million and $57.4 million, respectively.
In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts and by certain of its OTC arrangements to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. As of March 31, 2017 and December 31, 2016, the Company had posted initial margin of $13.9 million and $16.2 million, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, the Company had posted $0.2 million in excess and was in receipt of $2.0 million of the required variation and initial margin, respectively.
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at March 31, 2017 and December 31, 2016, would have amounted to collateral postings to counterparties of approximately $1 million and $2 million, respectively. As of March 31, 2017, the Company was required to post no collateral to counterparties for such positions. Approximately $1 million collateral was required to be posted to counterparties as of December 31, 2016.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level, as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. During the second quarter of 2016, each of the three rating agencies downgraded the Company's corporate credit rating due to the Bankruptcy Petitions. Despite the rating agencies downgrades, the Company’s additional collateral requirement owed to its counterparties for these ratings based derivative trading instruments would have been zero at March 31, 2017 and December 31, 2016 based on the aggregate fair value of all derivative trading instruments with such features. As of March 31, 2017 and December 31, 2016, no collateral was posted to counterparties to support such derivative trading instruments.
(10) Financing Receivables
The Company had total financing receivables of $94.4 million and $84.8 million reflected in "Investments and other assets" in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.
The Company periodically assesses the collectability of accounts and loans receivable by considering factors such as specific evaluation of collectability, historical collection experience, the age of the receivable and other available evidence. Below is a description of the Company's financing receivables outstanding as of March 31, 2017.
Middlemount. The Company periodically makes loans (Priority Loans) to Middlemount Coal Pty Ltd (Middlemount), in which the Company owns a 50% equity interest, pursuant to the related shareholders’ agreement for purposes of funding capital expenditures and working capital requirements. The Priority Loans bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.5%. They were due to expire on December 31, 2016, but have been extended to June 30, 2017 in conjunction with a commercial agreement with the stockholders concerning the distribution of available cash against outstanding payables and the loans. The agreement requires the distribution of available cash at least twice each month. Available cash is defined as the amount of Middlemount's bank accounts that will not be required to pay known bills within the next 35 days. The available cash is distributed to stockholders in a 50/50 ratio, unless there is no marketing royalty payment overdue. In that situation, 100% of the available cash is distributed to the Company until its Priority Loans are repaid in full. Based on the existence of letters of support from related entities of the stockholders, the expected timing of repayment of these loans is projected to extend beyond the stated expiration date and so the Company considers these loans to be of a long-term nature. As a result, (i) the foreign currency impact related to the shareholder loans is included in foreign currency translation adjustment in the condensed consolidated balance sheets and the unaudited condensed consolidated statements of comprehensive income and (ii) interest income on the Priority Loans is recognized when cash is received. The carrying value of the loans of $94.4 million and $84.8 million was reflected in "Investments and other assets" in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. The Company received approximately $31.0 million and $2.0 million from Middlemount during the three month periods ended March 31, 2017 and 2016, respectively.
On August 8, 2016, one of the Company's Australian subsidiaries and the other shareholder of Middlemount entered into an agreement to provide a revolving loan (Revolving Loans) to Middlemount not to exceed $60.0 million Australian dollars (Revolving Loan Limit). The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the Revolving Loan Limit. The Revolving Loans bear interest at 15% per annum and expire on December 31, 2017. As of March 31, 2017 and December 31, 2016, the carrying value of the Revolving Loans due to the Company's Australian subsidiary was zero.
(11) Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Dollars in millions)
Land and coal interests	$10,297.7	$10,330.8
Buildings and improvements	1,479.3	1,507.6
Machinery and equipment	2,143.8	2,130.2
Less: Accumulated depreciation, depletion and amortization	(5,266.9)	(5,191.9)
Total, net	$8,653.9	$8,776.7

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three-months ended March 31, 2017, the Company decreased its estimate for the useful lives of certain property, plant, equipment and mine development assets due to changes in mine closure expectations. The assets impacted by the change in estimate had a net book value of $192.7 million at March 31, 2017.
(12)  Income Taxes
For the three months ended March 31, 2017, the Company determined that the annual effective tax rate method would not represent a reliable estimate of the interim income tax provision because of the Company's emergence from the Chapter 11 Cases on April 3, 2017. As a result, the Company utilized a discrete period method to calculate taxes for the three months ended March 31, 2017. Under the discrete period method, the Company determined the income tax provision based upon actual results as if the interim period were an annual period. For the three months ended March 31, 2016, the Company utilized the annual effective tax rate method to calculate the income tax provision for the three-month period then ended.
The Company’s income tax benefit of $4.5 million and $65.8 million for the three months ended March 31, 2017 and 2016, respectively, included a tax provision of $0.6 million and a benefit of $0.1 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s effective tax rate for the three month period ended March 31, 2017 is comprised of the expected statutory tax expense offset by foreign rate differential, changes in valuation allowance and a tax allocation to results from continuing operations related to the tax effects of items credited directly to “Accumulated other comprehensive loss.”
(13)     Current and Long-term Debt
The Company’s total indebtedness as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Dollars in millions)
6.000% Senior Notes due March 2022	$475.4	$—
6.375% Senior Notes due March 2025	475.1	—
2013 Revolver	1,555.2	1,558.1
2013 Term Loan Facility due September 2020	1,154.5	1,154.5
6.00% Senior Notes due November 2018	1,509.9	1,509.9
6.50% Senior Notes due September 2020	645.8	645.8
6.25% Senior Notes due November 2021	1,327.7	1,327.7
10.00% Senior Secured Second Lien Notes due March 2022	962.3	962.3
7.875% Senior Notes due November 2026	245.9	245.9
Convertible Junior Subordinated Debentures due December 2066	367.1	367.1
Capital lease obligations	17.6	19.7
Other	0.5	0.4
	8,737.0	7,791.4
Less: Current portion of long-term debt	18.2	20.2
Less: Liabilities subject to compromise	7,768.3	7,771.2
Long-term debt	$950.5	$—
The carrying amounts of the Successor Notes, the 2013 Term Loan Facility due September 2020, the 10.00% Senior Secured Second Lien Notes due March 2022 (the Senior Secured Second Lien Notes), the 6.00% Senior Notes due November 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due November 2021, the 7.875% Senior Notes due November 2026 (collectively, the Senior Notes), and the Convertible Junior Subordinated Debentures due December 2066 (the Debentures) have been presented above net of the respective unamortized debt issuance costs and original issue discounts, as applicable.
As of March 31, 2017 and December 31, 2016, substantially all of the Company's long-term debt, with the exception of the Successor Notes and capital lease obligations, was recorded in “Liabilities subject to compromise” in the consolidated balance sheets. Refer to Note 4. "Liabilities Subject to Compromise" for additional information.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Chapter 11 Cases, the Company was required to pay monthly adequate protection payments to certain first lien creditors in accordance with the rates defined in its existing prepetition credit facility which included the 2013 Revolver and the 2013 Term Loan Facility due September 2020. The adequate protection payments were recorded as "Interest expense" in the consolidated statement of operations, which totaled $29.8 million for the three months ended March 31, 2017.
The Company has not recorded interest expense on the 6.00% Senior Notes due November 2018, the 6.50% Senior Notes due September 2020, the 6.25% Senior Notes due November 2021, the Debentures, the Senior Secured Second Lien Notes or the 7.875% Senior Notes due November 2026 since the filing of the Bankruptcy Petitions on the Petition Date. The Company's contractual interest obligation of $92.9 million for the three months ended March 31, 2017 was automatically stayed in accordance with Section 502(b)(2) of the Bankruptcy Code.
Financing costs related to the Company’s prepetition indebtedness were being amortized to interest expense over the remaining term of the associated debt prior to the Bankruptcy Petitions. The remaining balance at March 31, 2017 was $89.0 million.
As more fully described in Note 1. "Basis of Presentation", on the Effective Date, all of the debt instruments associated with the indebtedness included in the above table, with the exception of the 6.000% Senior Notes due March 2022, the 6.375% Senior Notes due March 2025, and $18.0 million of capital lease and other obligations outstanding at March 31, 2017, were canceled and the debt obligations discharged. The Company was concurrently recapitalized with new debt and equity instruments, including the 6.000% Senior Notes due March 2022 and the 6.375% Senior Notes due March 2025, in accordance with the Plan.
(14) Pension and Postretirement Benefit Costs
Net periodic pension cost included the following components:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Service cost for benefits earned	$0.6	$0.6
Interest cost on projected benefit obligation	9.7	10.4
Expected return on plan assets	(11.0)	(11.3)
Amortization of prior service cost and net actuarial loss	6.4	6.2
Net periodic pension cost	$5.7	$5.9
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company's agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of March 31, 2017, the Company's qualified plans were expected to be at or above the Pension Protection Act thresholds. However, while the Company remained in bankruptcy proceedings during 2017, certain forms of payment (generally lump sum payments) from the plans were restricted. On November 2, 2015, the Bipartisan Budget Act of 2015 (BBA15) was signed into law, which extends pension funding stabilization provisions that were part of the Highway and Transportation Funding Act of 2014 (HATFA) and the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21). Under BBA15, the pension funding stabilization provisions temporarily increased the interest rates used to determine pension liabilities for purposes of minimum funding requirements through 2020. Similar to MAP-21, BBA15 is not expected to change the Company's total required cash contributions over the long term, but is expected to reduce the Company's required contributions through 2020 if current interest rate levels persist. Based upon minimum funding requirements in accordance with HATFA and BBA15, the Company expects to contribute approximately $5.9 million to its pension plans to meet minimum funding requirements for its qualified plans in 2017. Contributions to non-qualified pension plans ceased subsequent to April 13, 2016 as a result of filing the Bankruptcy Petitions.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic postretirement benefit cost included the following components:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Service cost for benefits earned	$2.3	$2.6
Interest cost on accumulated postretirement benefit obligation	8.4	8.8
Amortization of prior service cost and net actuarial loss	3.2	2.4
Net periodic postretirement benefit cost	$13.9	$13.8
(15) Accumulated Other Comprehensive Loss
The following table sets forth the after-tax components of accumulated other comprehensive loss and changes thereto recorded during the three months ended March 31, 2017:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
	(Dollars in millions)
December 31, 2016	$(148.2)	$(256.3)	$21.7	$(94.2)	$(477.0)
Reclassification from other comprehensive income to earnings	—	5.8	(1.4)	18.6	23.0
Current period change	5.5	—	—	—	5.5
March 31, 2017	$(142.7)	$(250.5)	$20.3	$(75.6)	$(448.5)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information regarding items reclassified out of "Accumulated other comprehensive loss" into earnings during the three months ended March 31, 2017 and 2016:

	Amount reclassified from accumulated other comprehensive loss (1)
	Three Months Ended March 31,
Details about accumulated other comprehensive loss components	2017	2016	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers' compensation obligations:
Postretirement health care and life insurance benefits	$(5.5)	$(5.1)	Operating costs and expenses
Defined benefit pension plans	(5.3)	(5.1)	Operating costs and expenses
Defined benefit pension plans	(1.0)	(1.0)	Selling and administrative expenses
Insignificant items	2.7	2.9
	(9.1)	(8.3)	Total before income taxes
	3.3	3.1	Income tax benefit
	$(5.8)	$(5.2)	Total after income taxes

Prior service credit associated with postretirement plans:
Postretirement health care and life insurance benefits	$2.3	$2.7	Operating costs and expenses
Defined benefit pension plans	(0.1)	(0.1)	Operating costs and expenses
	2.2	2.6	Total before income taxes
	(0.8)	(1.0)	Income tax provision
	$1.4	$1.6	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	(16.6)	$(53.9)	Operating costs and expenses
Fuel and explosives commodity swaps	(11.0)	(24.8)	Operating costs and expenses
Insignificant items	(0.1)	(0.2)
	(27.7)	(78.9)	Total before income taxes
	9.1	29.2	Income tax benefit
	$(18.6)	$(49.7)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.

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
In 2016, the Company continued to drive operational efficiencies, optimize production across its mining platform and control operational and administrative expenses. Included in the Company's unaudited condensed consolidated statements of operations were aggregate restructuring charges, primarily comprised of cash severance costs, of $12.1 million for the three months ended March 31, 2016.
Divestitures
On November 3, 2016, Peabody Australia Mining Pty Ltd , one of the Company's Australian subsidiaries, entered into a definitive share sale and purchase agreement (SPA) for the sale of all of the equity interests in Metropolitan Collieries Pty Ltd, the entity that owns Metropolitan coal mine in New South Wales, Australia and the associated interest in the Port Kembla Coal Terminal, to South32 Limited (South32). The SPA provided for a cash purchase price of $200 million, subject to a customary working capital adjustment. The transaction also involved contingent consideration that provided for the Company to share equally with South32 in any revenue above an agreed metallurgical coal price forward curve, after taxes, royalties and appropriate discounts, on all coal sold for the twelve months following completion of the transaction, subject to extension if a minimum amount of coal was not sold during that period. The Company determined that, as a result of entering into the transaction, and the approval of the Company’s Board of Directors of such a transaction in October 2016, the Metropolitan mine was deemed to meet held-for-sale accounting criteria in the fourth quarter of 2016. Accordingly, the Company recorded an after-tax impairment charge of $193.2 million to write down the assets to their estimated selling price, which is the best estimate of fair value under a held-for-sale accounting model. At March 31, 2017, the mine continued to meet held-for-sale accounting criteria and is classified as such in the accompanying condensed consolidated balance sheets.
The closing of the transaction was conditional on receipt of approval from the Australian Competition and Consumer Commission (the ACCC). On February 22, 2017, the ACCC issued a Statement of Issues relating to the transaction, noting that the ACCC was continuing to review the transaction. On February 24, 2017, pursuant to its right under the SPA, South32 extended the CP End Date (as defined in the SPA) from March 3, 2017 to April 17, 2017. On April 18, 2017, South32 terminated the SPA after it was unable to obtain ACCC approval by the CP End Date. Per the terms of the SPA, South32 had paid a deposit, which the Company will retain.
The Company had a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia that exports both metallurgical and thermal coal primarily to Europe and Brazil. On March 31, 2017, the Company completed a sale of its interest in Dominion Terminal Associates to Contura Terminal and Ashland Terminal, Inc., both of which are partners of the Dominion Terminal Associates. The Company collected $20.5 million in proceeds and recorded $19.7 million of gain on the sale, which was classified in "Net gain on disposal of assets" in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.
In November 2015, the Company entered into a definitive agreement to sell its New Mexico and Colorado assets to a subsidiary of Bowie Resource Partners, LLC (Bowie) in exchange for cash proceeds of $358 million and the assumption of certain liabilities. Bowie agreed to pay the Company a termination fee of $20 million (Termination Fee) in the event the Company terminated the agreement because Bowie failed to obtain financing and close the transaction. On April 12, 2016, Peabody terminated the agreement and demanded payment of the Termination Fee. The Company brought action against Bowie to recover the Termination Fee, interest and certain costs. On February 7, 2017, the Bankruptcy Court issued a memorandum opinion stating that it would grant summary judgment in favor of the Company and award it the Termination Fee, interest and attorneys' fees and costs incurred in collecting the Termination Fee. On March 9, 2017, after a hearing on the attorneys’ fees and costs that the Company incurred in collecting the Termination Fee, the Bankruptcy Court entered judgment in favor of the Company. The Company collected the Termination Fee from Bowie, and waived the interest and attorneys' fees and costs, during the second quarter of 2017.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of the Chapter 11 Cases on Certain Leases
The Company leases equipment and facilities under various noncancelable lease agreements. Certain lease agreements were subject to the restrictive covenants of the 2013 Credit Facility and include cross-acceleration provisions, under which the lessor could require certain remedies including, but not limited to, immediate recovery of the present value of any remaining lease payments. During the Chapter 11 Cases, the Debtors amended and assumed or made a lump sum payment to terminate certain leases. In relation to the Company's non-Debtor subsidiaries, the Company successfully negotiated standstill agreements during the Chapter 11 Cases and successfully amended the leases, with those amendments becoming effective upon emergence from the Chapter 11 Cases.
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
For all but the performance units, which are further described in Note 20. "Share-Based Compensation" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For the Company’s performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted.
A conversion of the Debentures could have resulted, up to the time of the cancellation, in payment for any conversion value in excess of the principal amount of the Debentures in the Company’s common stock. For diluted EPS purposes, potential common stock is calculated based on whether the market price of the Company’s common stock at the end of each reporting period is in excess of the conversion price of the Debentures. The effect of the Debentures was excluded from the calculation of diluted EPS for all periods presented herein because to do so would have been anti-dilutive for those periods.
The computation of diluted EPS also excluded aggregate share-based compensation awards of approximately 0.2 million and 0.5 million for the three months ended March 31, 2017 and 2016, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company's average stock price during the applicable period.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
	2017	2016
	(In millions, except per share data)
EPS numerator:
Income (loss) from continuing operations, net of income taxes	$131.0	$(161.7)
Less: Net income attributable to noncontrolling interests	4.8	—
Income (loss) from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	126.2	(161.7)
Less: Earnings allocated to participating securities	1.1	—
Income (loss) from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	125.1	(161.7)
Loss from discontinued operations, net of income taxes	(4.1)	(3.4)
Less: Loss from discontinued operations allocated to participating securities	(0.1)	—
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities (1)	(4.0)	(3.4)
Net income (loss) attributable to common stockholders, after allocation of earnings to participating securities (1)	$121.1	$(165.1)

EPS denominator:
Weighted average shares outstanding — basic	18.3	18.3
Impact of dilutive securities	0.1	—
Weighted average shares outstanding — diluted	18.4	18.3

Basic EPS attributable to common stockholders:
Income (loss) from continuing operations	$6.82	$(8.85)
Loss from discontinued operations	(0.22)	(0.18)
Net income (loss) attributable to common stockholders	$6.60	$(9.03)

Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$6.80	$(8.85)
Loss from discontinued operations	(0.23)	(0.18)
Net income (loss) attributable to common stockholders	$6.57	$(9.03)

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the periods presented.
In accordance with the Plan, each share of the Company’s common stock outstanding prior to the Effective Date (reflected in the table above), including all options and warrants to purchase such stock, were extinguished, canceled and discharged, and each such share, option or warrant has no further force or effect after the Effective Date. Furthermore, all of the Company’s equity award agreements under prior incentive plans, and the equity awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect after the Effective Date.
The successor Company would have approximately 137.3 million shares of Common Stock issued, assuming full conversion of the Preferred Stock (including make-whole shares issuable upon conversion of the Preferred Stock) and full exercise of all Warrants issued in connection with the Company’s emergence from the Chapter 11 Cases.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2017, the Company had the following financial instruments and other guarantees:

	Reclamation Bonding Requirements	Coal Lease Obligations	Workers’ Compensation Obligations	Other (1)	Total	Cash Collateral in Support of Financial Instruments (2)
	(Dollars in millions)
Self-bonding	$894.7	$—	$—	$—	$894.7	$—
Surety bonds (3)	348.4	93.8	19.1	14.0	475.3	73.4
Bank guarantees	57.8	—	—	25.4	83.2	83.5
Other (4)	207.7	—	40.7	63.3	311.7	207.7
Total	$1,508.6	$93.8	$59.8	$102.7	$1,764.9	$364.6

(1)
Other includes the $37.0 million in letters of credit related to TXU Europe Limited described below and an additional $65.7 million in bank guarantees, letters of credit and surety bonds related to collateral for road maintenance, performance guarantees and other operations.

(2)
Cash collateral in support of financial instruments is included in the condensed consolidated balance sheets within "Restricted cash" or "Investments and other assets" depending upon the nature of the underlying obligation.

(3)
A total of $72.6 million of letters of credit issued as collateral to support surety bonds related to Patriot have been excluded from above as they no longer represent off-balance sheet obligations as discussed in Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation".

(4)
Other under the "Reclamation Bonding Requirements" heading represents the amount of reclamation bonding requirements for our Australian Mining operations that were not otherwise supported by bank guarantees. Such amounts were supported by cash collateral held by the applicable state agency.

The Company is party to an agreement with the PBGC and TXU Europe Limited, an affiliate of the Company’s former parent corporation, under which the Company is required to make contributions to two of the Company’s qualified defined benefit pension plans and to maintain a $37.0 million letter of credit in favor of the PBGC. If the Company or the PBGC gives notice of an intent to terminate one or more of the covered pension plans in which liabilities are not fully funded, or if the Company fails to maintain the letter of credit, the PBGC may draw down on the letter of credit and use the proceeds to satisfy liabilities under the Employee Retirement Income Security Act of 1974, as amended. The PBGC, however, is required to first apply amounts received from a $110.0 million guarantee in place from TXU Europe Limited in favor of the PBGC before it draws on the Company’s letter of credit. On November 19, 2002, TXU Europe Limited was placed under the administration process in the U.K. (similar to a U.S. bankruptcy process) and continues under this process as of March 31, 2017. As a result of these proceedings, TXU Europe Limited may be liquidated or otherwise reorganized in such a way as to relieve it of its obligations under its guarantee.
Reclamation Bonding
The Company can bond its U.S. reclamation requirements under the Surface Mining Control and Reclamation Act of 1977 (SMCRA) using three categories of bonds: surety bonds, collateral bonds or self-bonds. A surety bond is an indemnity agreement in a sum certain payable to the regulatory authority, executed by the permittee as principal and which is supported by the performance guarantee of a surety corporation. A collateral bond can take several forms, including cash, letters of credit, first lien security interest in property or other qualifying investment securities. A self-bond is an indemnity agreement in a sum certain executed by the permittee or by the permittee and any corporate guarantor made payable to the regulatory authority.
Our asset retirement obligations calculated in accordance with GAAP for our U.S. operations were $476.7 million as of March 31, 2017. Our total reclamation bonding requirements in the U.S. were $1,243.1 million as of March 31, 2017. The bond requirements represent the calculated cost to reclaim the current operations of a mine if it ceased to operate in the current period. The cost calculation for each bond must be completed according to the regulatory authority of each state. The bond requirement amount under SMCRA for our U.S. operations significantly exceeds the financial liability for final mine reclamation because the financial liability is discounted from the end of the mine’s economic life to the balance sheet date in recognition of the economic reality that the final reclamation obligation is a number of years (and in some cases decades) away. The bond amount, in contrast with the asset retirement obligation, presumes reclamation begins immediately.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During August and September 2016, the Bankruptcy Court approved four motions for Stipulations and Orders (collectively, the Stipulations) regarding settlement agreements with the states of Wyoming, New Mexico, Indiana, and Illinois. The Stipulations provide the relevant state authorities with additional financial assurance for the Company’s performance of its reclamation obligations by entitling them to (i) claims in the Chapter 11 Cases that have priority over all administrative expenses of the kind specified in section 503(b) of the Bankruptcy Code for the specified values set forth in the Stipulations and (ii) in the cases of Wyoming, Indiana and Illinois, $0.8 million, $7.5 million and $3.2 million, respectively, in letters of credit or surety bonds related to closed mining operations, together not to exceed the full amount of the $200 million bonding accommodation facility provided for in the Company's prior Superpriority Secured Debtor-In-Possession Credit Agreement. Each state received financial assurances equal to approximately 17.5% of the Company's prepetition reclamation bond amount with the relevant state. In addition to providing supplemental financial assurances to these states, the Company agreed to, among other things, quarterly reclamation activity status meetings as well as targeting reductions in the amount of bonds outstanding with these states. Pursuant to the Stipulations, the states effectively deemed the Company’s bonding requirements satisfied for the pendency of the Chapter 11 Cases.
As previously disclosed, the Company's ability to self-bond reduces the Company's costs of securing reclamation obligations and enhances liquidity to the extent alternate forms of bonding would require the Company to post collateral. As of March 31, 2017, the Company was self-bonded in Illinois, Indiana, New Mexico and Wyoming. The Company shifted its self-bond amounts to a third-party surety bond program on the Effective Date. In advance of entering into the program in early April 2017, the Company deposited $89.2 million of cash collateral related to surety bonds entered into on the Effective Date.
In Australia, we generally used bank guarantees to satisfy our financial assurance requirements related to reclamation. Those bank guarantees were backed by collateral, which was provided in the form of letters of credit. Subsequent to the Petition Date, some of the bank guarantee issuers drew on a portion of those letters of credit and subsequently canceled the bank guarantees, which resulted in the cash collateral being transferred to the applicable state agency. The total cash collateral held in relation to the Company's Australian reclamation obligations was $207.7 million at March 31, 2017 and was included in "Investments and other assets" due to the long-term nature of the underlying obligations. The Company's asset retirement obligations calculated in accordance with GAAP for its Australian operations were $271.3 million as of March 31, 2017.
Accounts Receivable Securitization
On March 25, 2016, the Company amended and restated its accounts receivable securitization program (Securitization Program) to, among other things, extend the term of the program by two years to March 23, 2018 and reduce the maximum availability under the facility from $275.0 million to $180.0 million. The accessible capacity of the program varies daily, dependent upon the actual amount of receivables available for contribution and various reserves and limits. As of March 31, 2017, $66.9 million was deposited in a collateral account to secure obligations under the facility.
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
The Seller is a separate legal entity whose assets are available first and foremost to satisfy the claims of its creditors. Of the receivables sold to the Conduits, a portion of the amount due to the Seller is deferred until the ultimate collection of the underlying receivables. During the three months ended March 31, 2017, the Company received total consideration of $724.7 million related to accounts receivable sold under the Securitization Program, including $403.6 million of cash up front from the sale of the receivables, an additional $55.7 million of cash upon the collection of the underlying receivables and $265.4 million that had not been collected at March 31, 2017 and was recorded at carrying value, which approximates fair value. There was no reduction in accounts receivable as a result of securitization activity with the Conduits at March 31, 2017 and December 31, 2016. As of March 31, 2017, $167.2 million in letters of credit remained outstanding under the Securitization Program.
The securitization activity has been reflected in the unaudited condensed consolidated statements of cash flows as an operating activity because both the cash received from the Conduits upon sale of the receivables as well as the cash received from the Conduits upon the ultimate collection of the receivables are not subject to significantly different risks given the short-term nature of the Company’s trade receivables. The Company recorded expense associated with securitization transactions of $2.5 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

With the approval of the Bankruptcy Court, the Company executed two additional amendments to the March 25, 2016 agreement during the second quarter of 2016. These amendments permitted the continuation of the Securitization Program through the Company’s Chapter 11 Cases.
Upon the Effective Date, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, dated as of April 3, 2017, for the purpose of extending the Securitization Program upon emergence from the Chapter 11 Cases, increasing the purchase limit to an amount not to exceed $250 million, and including certain receivables from the Company's Australian operations.
Restricted Cash
The Company had balance sheet-reflected restricted cash of $80.7 million and $54.3 million as of March 31, 2017 and December 31, 2016, respectively, primarily related to the collateral under the Securitization Program and various other obligations. The Company also had restricted cash held as collateral for financial assurances associated with reclamation and other obligations of $88.0 million and $71.4 million as of March 31, 2017 and December 31, 2016, respectively, included in "Investments and other assets" due to the long-term nature of the underlying obligations. The Company also had $1,000.0 million of restricted cash at March 31, 2017, as discussed in Note 1. "Basis of Presentation."
The Company has also posted separate collateral of $506.0 million and $457.9 million as of March 31, 2017 and December 31, 2016, respectively, included in "Investments and other assets." This collateral supports a variety of obligations and commitments surrounding the mining, reclamation and shipping of our production.
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
(19) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2017, purchase commitments for capital expenditures were $20.4 million, all of which is obligated within the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 26 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Automatic Stay. The Debtors filed voluntary petitions for relief under the Bankruptcy Code on the Petition Date in the Bankruptcy Court. During the pendency of the Chapter 11 Cases, each of the Debtors continued to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases, pursuant to Section 362(a) of the Bankruptcy Code, automatically enjoined, or stayed, among other things, the continuation of most judicial or administrative proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates. Notwithstanding the general application of the automatic stay described above, governmental authorities could continue actions brought under their police and regulatory powers.
The automatic stay was lifted when the Plan became effective on April 3, 2017 and was replaced by the injunction provisions under the Debtors' confirmed Plan. The Plan's injunction provisions provide that all holders of prepetition claims or interests are enjoined, or stayed, from, among other things, (a) commencing, conducting or continuing any suit, action or other proceeding against the Debtors, their estates or the reorganized Debtors, (b) enforcing, levying, attaching, collecting or otherwise recovering an award against the Debtors, their property or the assets or property of the reorganized Debtors, (c) creating, perfecting or otherwise enforcing a lien against the Debtors, their estates or the reorganized Debtors, and (d) asserting any setoff, right of subrogation or recoupment against any obligation due a Debtor or a reorganized Debtor.
The Debtors have filed notices of the bankruptcy filings and suggestions of stay in the applicable matters involving one or more of the Debtors as discussed below and in Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation". The Chapter 11 Cases have impacted the liabilities of the Debtors described below and in Note 20, as well as certain other contingent liabilities the Debtors may have. For example, if a contingent litigation liability of the Debtors is ultimately allowed as a prepetition claim under the Bankruptcy Code, that claim will be subject to the applicable treatment set forth in the Plan and be discharged pursuant to the terms of the Plan.
Litigation Relating to Continuing Operations
Peabody Monto Coal Pty Ltd, Monto Coal 2 Pty Ltd and Peabody Energy Australia PCI Pty Ltd (PEA-PCI). In October 2007, a statement of claim was delivered to Peabody Monto Coal Pty Ltd, a wholly-owned subsidiary of PEA-PCI, then Macarthur Coal Limited, and Monto Coal 2 Pty Ltd, an equity accounted investee, from the minority interest holders in the Monto Coal Joint Venture, alleging that Monto Coal 2 Pty Ltd breached the Monto Coal Joint Venture Agreement and Peabody Monto Coal Pty Ltd breached the Monto Coal Management Agreement. Peabody Monto Coal Pty Ltd is the manager of the Monto Coal Joint Venture pursuant to the Management Agreement. Monto Coal 2 Pty Ltd holds a 51% interest in the Monto Coal Joint Venture. The plaintiffs are Sanrus Pty Ltd, Edge Developments Pty Ltd and H&J Enterprises (Qld) Pty Ltd. An additional statement of claim was delivered to PEA-PCI in November 2010 from the same minority interest holders in the Monto Coal Joint Venture, alleging that PEA-PCI induced Monto Coal 2 Pty Ltd and Peabody Monto Coal Pty Ltd to breach the Monto Coal Joint Venture Agreement and the Monto Coal Management Agreement, respectively. The plaintiffs later amended their claim to allege damages for lost opportunities to sell their joint venture interest. These actions, which are pending before the Supreme Court of Queensland, Australia, seek damages from the three defendants collectively of amounts ranging from $15.6 million Australian dollars to $1.8 billion Australian dollars, plus interest and costs. The defendants dispute the claims and are vigorously defending their positions. Orders have been made by the court relating to trial preparation steps, with the steps to be completed by December 2017. A trial date is expected in 2019. Based on the Company's evaluation of the issues and their potential impact, the amount of any future loss currently cannot be reasonably estimated.
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
On September 8, 2015, the plaintiffs filed an amended complaint which, among other things, named a new plaintiff and named all of the then current members and two former members of the relevant boards of directors as defendants. The class period (December 2012 to present) remains unchanged. On November 9, 2015, the defendants filed a motion seeking dismissal of all claims.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plaintiffs filed a second amended complaint on March 11, 2016 that included new allegations against the Company related to the Company's disclosure to investors of risks associated with climate change and related legislation and regulations. The second amended complaint also added the three committees responsible for administering the three 401(k) retirement plans at issue and dropped several individual defendants, including the then current directors of PEC's board of directors. As a result of filing the Chapter 11 Cases, the plaintiffs voluntarily dismissed the three Debtor defendants (PEC, PIC and PHC) and elected to proceed against the individual defendants and the three named committees with the second amended complaint. On November 17, 2016, the parties presented arguments on the defendants’ motion to dismiss. On March 30, 2017, the United States District Court granted the motion to dismiss. On May 1, 2017, the plaintiffs filed a notice of appeal regarding the March 30th order granting the motion to dismiss.
CNTA Dispute. On May 20, 2016, the Company filed a complaint and a request for declaratory judgment in the Bankruptcy Court against Citibank, N.A. (in its capacity as Administrative Agent under the 2013 Credit Facility), among others, regarding the extent of certain collateral and secured claims of certain prepetition creditors. On June 13, 2016, Citibank, N.A. filed an answer and counter-claim for declaratory judgment. On June 14, 2016, two motions to intervene were filed, one from the Creditors' Committee and another from a group of creditors holding $1.65 billion in face value of the Company's Senior Notes (as indicated in their motion). On June 20, 2016, the Bankruptcy Court entered an order granting the Debtors' motion requesting that the Bankruptcy Court direct all parties to the proceeding to participate in non-binding mediation. The intervention motions were granted on July 7, 2016. On October 7, 2016, a group of creditors holding approximately $287.4 million in face value of the Company’s Senior Secured Second Lien Notes (as indicated in their motion) filed a motion to intervene. The Bankruptcy Court heard oral arguments related to the parties’ motions for summary judgment on September 12, 2016 and subsequently vacated the previously scheduled trial dates and deferred ruling on the matter while the parties continued with mediation. Mediation and negotiation with certain creditors resulted in a settlement of the CNTA Dispute, which is reflected in the economic terms of the Plan, including the treatment of the holders of allowed secured and unsecured claims. The Plan was confirmed by the Bankruptcy Court on March 17, 2017, and the CNTA Dispute was dismissed with prejudice when the Plan went effective on April 3, 2017. A notice of such dismissal was filed with the Bankruptcy Court on April 6, 2017.
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
Berenergy Corporation. The Company has been in a legal dispute with Berenergy Corporation (Berenergy) regarding Berenergy’s access to certain of its underground oil deposits beneath the Company's North Antelope Rochelle Mine and contiguous undisturbed areas. The Company believes that any claims related to this matter constitute prepetition claims. On October 13, 2016, the Sixth Judicial Court in the state of Wyoming (Wyoming Court) entered an order (Wyoming Court Decision) allowing the Company the right to mine through certain wells owned by Berenergy but required the Company to compensate Berenergy for damages of $0.9 million, which the Company recognized during 2016. Further, the Wyoming Court ruled that should Berenergy obtain approval from the Wyoming Oil and Gas Conservation Commission (the Commission) to recover certain secondary deposits beneath the mine’s contiguous undisturbed areas, the Company would be liable to Berenergy for the cost of certain special procedures and equipment required to access the secondary deposits remotely from outside the Company's mine area, which has been estimated as $13.1 million by Berenergy. The Company believes it is not probable that the Commission will approve access to the secondary deposits based on the Company's view of a lack of economic feasibility and certain restrictions on Berenergy's legal claim to the deposits. Based upon these factors, the Company has not accrued a liability related to the secondary deposits as of March 31, 2017. On December 21, 2016, Berenergy filed a Notice of Appeal with the Wyoming Supreme Court of the Wyoming Court Decision. On January 5, 2017, Peabody filed a Notice of Cross-Appeal with the Wyoming Supreme Court of the Wyoming Court Decision. Both parties filed appellate briefs on April 17, 2017.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Claims, Litigation and Settlements Relating to Indemnities or Historical Operations
Environmental Claims and Litigation Arising From Historical, Non-Coal Producing Operations. Gold Fields Mining, LLC (Gold Fields) is a non-coal producing entity that was previously managed and owned by Hanson plc, the Company's predecessor owner. In a February 1997 spin-off, Hanson plc transferred ownership of Gold Fields to PEC despite the fact that Gold Fields had no ongoing operations and PEC had no prior involvement in the past operations of Gold Fields. Prior to the Effective Date, Gold Fields was one of PEC's subsidiaries. As part of separate transactions, both PEC and Gold Fields agreed to indemnify Blue Tee with respect to certain claims relating to the historical operations of a predecessor of Blue Tee, which is a former affiliate of Gold Fields. Neither PEC nor Gold Fields had any involvement with the past operations of the Blue Tee predecessor.
Pursuant to the indemnity, Blue Tee tendered its environmental claims for remediation, past cost and future costs, and/or natural resource damages (Blue Tee Liabilities) to Gold Fields. Although Gold Fields has paid remediation costs as a result of the indemnification obligations, Blue Tee has been identified as a potentially responsible party (PRP) at various designated national priority list (NPL) sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar statutes. Of these sites where Blue Tee has been identified as a PRP, neither Gold Fields nor PEC is a party to any cleanup orders relating to the operations of Blue Tee’s predecessor. In addition to the NPL sites, Blue Tee has been named a PRP at multiple other sites, where Gold Fields has either paid remediation costs or settled the environmental claims on behalf of Blue Tee. As a result of filing the Chapter 11 Cases, Gold Fields has now stopped paying these remediation costs.
Environmental assessments for remediation, past and future costs, and/or natural resource damages also have been asserted by the United States Environmental Protection Agency (EPA) and natural resources trustees against Gold Fields related to historical activities of Gold Fields’ predecessor. Gold Fields has been identified as a PRP at four NPL sites and has been conducting response actions or working with the EPA to resolve past cost recovery claims at these sites pursuant to cleanup orders or other negotiations. As a result of filing the Chapter 11 Cases, Gold Fields has ceased its response actions and other engagements with the EPA at these sites.
Undiscounted liabilities for environmental cleanup-related costs relating to (i) the contractual indemnification obligations owed to Blue Tee and (ii) for the sites noted above for which Gold Fields has been identified as a PRP as a result of the operations of its predecessor, are collectively estimated to be $62.8 million as of March 31, 2017 and December 31, 2016 in the condensed consolidated balance sheets. The majority of these estimated costs relate to Blue Tee site liabilities.
Prior to the August 19, 2016 bar date for filing claims in the Chapter 11 Cases, Blue Tee filed an unliquidated, general unsecured claim in the amount of $65.6 million against Gold Fields regarding the Blue Tee Liabilities, additional unliquidated claims in an unknown amount in excess of $150 million at known sites, and further contingent claims at known and unknown sites, including natural resources damages (NRDs) claims alleged, without explanation, to be in the range of $500 million. On November 17, 2016 Blue Tee amended it claim to increase the amount of the claim to $1.2 billion.
Prior to the October 11, 2016 government bar date for filing claims in the Chapter 11 Cases, several governmental entities including the EPA, the Department of the Interior and several states filed unliquidated, secured and general unsecured claims against PEC and Gold Fields. These claims totaled in excess of $2.7 billion and alleged damages for past and future remediation costs as well as for alleged NRDs at several sites. As noted in the claims, many of the claims were duplicative as they overlapped with each other as well as with claims made by Blue Tee.
On January 27, 2017, PEC filed objections to claims filed by the U.S. Department of Interior, the U.S. Department of Justice and the EPA (collectively the PEC Objections). The PEC Objections dispute that PEC has liability to the claimant under applicable federal environmental statutes for the Blue Tee sites listed in the claims based on the fact that PEC never owned any of the sites or disposed or arranged for the disposal of hazardous substances at any of the sites.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 16, 2017, the Debtors agreed to settle the objections to the Plan filed by Blue Tee and several government entities in the Chapter 11 Cases. Under the settlements, the Debtors will (1) not seek to recover federal tax refunds owed to Debtors in the amount of approximately $11 million; (2) transfer $12 million of insurance settlement proceeds from Century and Pacific Employers Insurance Company relating to environmental liabilities to the Gold Fields Liquidating Trust (as described in the Plan); and (3) pay $20 million to the Gold Fields Liquidating Trust. On March 16 and 17, 2017, the Bankruptcy Court entered orders approving these settlements. The Debtors and government entities intend to enter into settlement agreements to reflect the above.
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
Credit Support
As part of the 2013 Agreement, the Company provided certain credit support to Patriot. The Company has recorded $20.9 million of credit support provided to Patriot as a liability on the Company's condensed consolidated balance sheet as of March 31, 2017, of which $15.7 million was supported by letters of credit.
Black Lung Occupational Disease Liabilities
Patriot has federal and state black lung occupational disease liabilities related to workers employed in periods prior to Patriot’s spin-off from the Company in 2007. Upon spin-off, Patriot indemnified the Company against any claim relating to these liabilities, which amounted to approximately $150 million at that time. The indemnification included any claim made by the U.S. Department of Labor (DOL) against the Company with respect to these obligations as a potentially liable operator under the Federal Coal Mine Health and Safety Act of 1969. The 2013 Agreement included Patriot’s affirmance of indemnities provided in the spin-off agreements, including the indemnity relating to such black lung liabilities.
By statute, the Company remains secondarily liable for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability at March 31, 2017 was $124.1 million. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability as appropriate. The amount of the Company's recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot's workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UMWA VEBA Payments
In connection with the 2013 Agreement, the Company was required to provide total payments of $310.0 million, payable over four years through 2017, to partially fund the newly established voluntary employee beneficiary association (VEBA) and settle all Patriot and UMWA claims involving the Patriot bankruptcy. After making scheduled payments to Patriot and the VEBA amounting to $165 million through 2015, the parties agreed to a settlement of the Company’s obligations for payment of the remaining VEBA payments (2016 Settlement Agreement), which was approved by the Missouri and Virginia Bankruptcy Courts in January 2016. Under this settlement, the Company agreed to pay $75 million to the VEBA, payable in equal monthly installments of $7.5 million beginning on January 4, 2016. The remaining monthly installments were due at the beginning of each successive month ending October 2016, and the obligations were supported in full by a letter of credit. As a result of the Company’s Chapter 11 Cases, the Company’s obligations to the VEBA under the 2016 Settlement Agreement were satisfied by monthly draws on the letter of credit by the VEBA trustees. As part of the settlement, the Company recognized a gain of $68.1 million during the three months ended March 31, 2016, which was classified in "Operating costs and expenses" in the unaudited condensed consolidated statement of operations and is included in the Company's Corporate and Other segment results.
UMWA 1974 Pension Plan (UMWA Plan) Litigation
On July 16, 2015, a lawsuit was filed by the UMWA Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the UMWA Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against PEC, PHC, a subsidiary of the Company, and Arch Coal, Inc. (Arch). The plaintiffs sought, pursuant to ERISA and the Multiemployer Pension Plan Amendments Act of 1980 (MPPAA), a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants have statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. The plaintiffs' lawsuit claimed that the defendants' withdrawal liability would result in at least $767 million owed to the UMWA Plan. After a legal and arbitration process and with the approval of the Bankruptcy Court, on January 25, 2017, the UMWA Plan and the Debtors agreed to a settlement of the claim whereby the UMWA Plan will be entitled to $75 million to be paid by the Company as follows: $5 million which was paid on the Effective Date, $10 million paid 90 days after the Effective Date, $15 million paid one year after the previous payment and $15 million per year for the following three years. In exchange, the UMWA Plan will release PEC and all members of the PEC control group (as defined under ERISA) from any cause of action regarding withdrawal liability. In connection with the settlement, the Company recorded a liability representing the present value of the installments of $54.3 million and recognized an equivalent charge to "Loss from discontinued operations, net of income taxes" during 2016. The accreted balance of the liability was $56.0 million at March 31, 2017.
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
Adjusted EBITDA is a non-U.S. GAAP measure defined as income (loss) from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments' operating performance, as displayed in the reconciliation below. Management believes non-U.S. GAAP performance measures are used by investors to measure the Company's operating performance and lenders to measure the Company's ability to incur and service debt. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Revenues:
Powder River Basin Mining	$394.3	$336.0
Midwestern U.S. Mining	193.2	199.6
Western U.S. Mining	149.7	112.5
Australian Metallurgical Mining	328.9	205.1
Australian Thermal Mining	224.8	176.7
Trading and Brokerage	31.6	(8.8)
Corporate and Other	3.7	6.1
Total	$1,326.2	$1,027.2

Adjusted EBITDA:
Powder River Basin Mining	$91.7	$73.8
Midwestern U.S. Mining	50.0	60.6
Western U.S. Mining	50.0	20.1
Australian Metallurgical Mining	109.6	(37.3)
Australian Thermal Mining	75.6	42.9
Trading and Brokerage	25.4	(18.8)
Corporate and Other (1)	(44.4)	(111.2)
Total	$357.9	$30.1

(1)
Includes a gain of $68.1 million related to the 2016 Settlement Agreement described in Note 20 "Matters related to the Bankruptcy of Patriot Coal Corporation" during the three months ended March 31, 2016 and a gain of $19.7 million related to the sale of Dominion Terminal Associates during the three months ended March 31, 2017.

A reconciliation of consolidated income (loss) from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$131.0	$(161.7)
Depreciation, depletion and amortization	119.9	111.8
Asset retirement obligation expenses	14.6	13.1
Selling and administrative expenses related to debt restructuring	—	14.3
Asset impairment	30.5	17.2
Change in deferred tax asset valuation allowance related to equity affiliates	(5.2)	1.4
Interest expense	32.9	126.2
Unrealized gains on non-coal trading derivative contracts realized into income	—	(25.0)
Interest income	(2.7)	(1.4)
Reorganization items, net	41.4	—
Income tax benefit	(4.5)	(65.8)
Total Adjusted EBITDA	$357.9	$30.1

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)     Supplemental Financial Information
Guarantor / Non-Guarantor
In accordance with the indentures governing the Senior Notes, certain 100% owned U.S. subsidiaries of the Company (each, a Guarantor Subsidiary) fully and unconditionally guaranteed the Senior Notes, on a joint and several basis. The indentures governing the Senior Notes contained customary exceptions under which a guarantee of a Guarantor Subsidiary will terminate, including (a) the release or discharge of the guarantee of the Company’s 2013 Credit Facility by such Guarantor Subsidiary, except a discharge or release by or as a result of payment under such guarantee, (b) a sale or other disposition, by way of merger, consolidation or otherwise, of all of the capital stock of such Guarantor Subsidiary, and (c) the legal defeasance or discharge of the indentures. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to the former holders of the Senior Notes. The following historical financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.
The Senior Notes were discharged upon emergence from bankruptcy and are no longer outstanding.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$732.9	$661.7	$(68.4)	$1,326.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	27.5	551.4	453.2	(68.4)	963.7
Depreciation, depletion and amortization	—	69.7	50.2	—	119.9
Asset retirement obligation expenses	—	7.2	7.4	—	14.6
Selling and administrative expenses	2.0	30.6	4.6	—	37.2
Other operating (income) loss:
Net gain (loss) on disposal of assets	—	(22.9)	0.1	—	(22.8)
Asset impairment	—	—	30.5	—	30.5
(Income) loss from equity affiliates and investment in subsidiaries	(177.2)	0.9	(15.9)	177.2	(15.0)
Interest expense	32.9	4.4	5.5	(9.9)	32.9
Interest income	—	(2.1)	(10.5)	9.9	(2.7)
Reorganization items, net	(0.2)	41.0	0.6	—	41.4
Income from continuing operations before income taxes	115.0	52.7	136.0	(177.2)	126.5
Income tax (benefit) provision	(10.0)	(2.7)	8.2	—	(4.5)
Income from continuing operations, net of income taxes	125.0	55.4	127.8	(177.2)	131.0
Loss from discontinued operations, net of income taxes	(2.9)	(0.3)	(0.9)	—	(4.1)
Net income	122.1	55.1	126.9	(177.2)	126.9
Less: Net income attributable to noncontrolling interests	—	—	4.8	—	4.8
Net income attributable to common stockholders	$122.1	$55.1	$122.1	$(177.2)	$122.1
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income	$122.1	$55.1	$126.9	$(177.2)	$126.9
Other comprehensive income, net of income taxes	28.5	5.8	5.5	(11.3)	28.5
Comprehensive income	150.6	60.9	132.4	(188.5)	155.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.8	—	4.8
Comprehensive income attributable to common stockholders	$150.6	$60.9	$127.6	$(188.5)	$150.6

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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	March 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$221.4	$9.4	$837.3	$—	$1,068.1
Restricted cash	13.8	—	66.9	—	80.7
Successor Notes issuance proceeds - restricted cash	1,000.0	—	—	—	1,000.0
Accounts receivable, net	—	—	330.9	(18.8)	312.1
Receivables from affiliates, net	878.2	—	798.5	(1,676.7)	—
Inventories	—	93.9	156.9	—	250.8
Assets from coal trading activities, net	—	0.3	0.3	—	0.6
Other current assets	25.2	51.5	417.2	—	493.9
Total current assets	2,138.6	155.1	2,608.0	(1,695.5)	3,206.2
Property, plant, equipment and mine development, net	—	4,332.5	4,321.4	—	8,653.9
Deferred income taxes	—	185.0	—	(185.0)	—
Investments and other assets	8,988.2	3.8	602.7	(8,618.3)	976.4
Notes receivable from affiliates, net	—	1,047.5	—	(1,047.5)	—
Total assets	$11,126.8	$5,723.9	$7,532.1	$(11,546.3)	$12,836.5
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$18.2	$—	$—	$18.2
Payables to affiliates, net	—	1,676.7	—	(1,676.7)	—
Liabilities from coal trading activities, net	—	—	0.7	—	0.7
Accounts payable and accrued expenses	71.6	432.7	481.8	(18.8)	967.3
Total current liabilities	71.6	2,127.6	482.5	(1,695.5)	986.2
Long-term debt, less current portion	950.5	—	—	—	950.5
Deferred income taxes	195.4	—	5.8	(185.0)	16.2
Notes payable to affiliates, net	1,032.6	—	14.9	(1,047.5)	—
Other noncurrent liabilities	167.3	1,337.5	467.2	—	1,972.0
Total liabilities not subject to compromise	2,417.4	3,465.1	970.4	(2,928.0)	3,924.9
Liabilities subject to compromise	8,226.8	175.4	14.5	—	8,416.7
Total liabilities	10,644.2	3,640.5	984.9	(2,928.0)	12,341.6
Peabody Energy Corporation stockholders’ equity	482.6	2,083.4	6,534.9	(8,618.3)	482.6
Noncontrolling interests	—	—	12.3	—	12.3
Total stockholders’ equity	482.6	2,083.4	6,547.2	(8,618.3)	494.9
Total liabilities and stockholders’ equity	$11,126.8	$5,723.9	$7,532.1	$(11,546.3)	$12,836.5

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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$167.9	$(288.2)	$366.9	$246.6
Net cash used in discontinued operations	(6.0)	(0.7)	(1.5)	(8.2)
Net cash provided by (used in) operating activities	161.9	(288.9)	365.4	238.4
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(22.2)	(10.6)	(32.8)
Changes in accrued expenses related to capital expenditures	—	(0.4)	(1.0)	(1.4)
Federal coal lease expenditures	—	(0.5)	—	(0.5)
Proceeds from disposal of assets	—	24.3	—	24.3
Contributions to joint ventures	—	—	(95.4)	(95.4)
Distributions from joint ventures	—	—	90.5	90.5
Advances to related parties	—	—	(0.4)	(0.4)
Repayments of loans from related parties	—	—	31.1	31.1
Other, net	—	(0.2)	(0.1)	(0.3)
Net cash provided by investing activities	—	1.0	14.1	15.1
Cash Flows From Financing Activities
Proceeds from long-term debt	1,000.0	—	—	1,000.0
Successor Notes issuance proceeds into escrow	(1,000.0)	—	—	(1,000.0)
Repayments of long-term debt	—	(1.2)	(0.9)	(2.1)
Payment of deferred financing costs	(29.1)	—	(26.3)	(55.4)
Distributions to noncontrolling interests	—	—	(0.1)	(0.1)
Other, net	(0.1)	—	—	(0.1)
Transactions with affiliates, net	(177.9)	191.5	(13.6)	—
Net cash (used in) provided by financing activities	(207.1)	190.3	(40.9)	(57.7)
Net change in cash and cash equivalents	(45.2)	(97.6)	338.6	195.8
Cash and cash equivalents at beginning of period	266.6	107.0	498.7	872.3
Cash and cash equivalents at end of period	$221.4	$9.4	$837.3	$1,068.1

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash used in continuing operations	$(331.7)	$(21.3)	$(85.9)	$(438.9)
Net cash (used in) provided by discontinued operations	(1.4)	1.9	(0.6)	(0.1)
Net cash used in operating activities	(333.1)	(19.4)	(86.5)	(439.0)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(4.3)	(9.0)	(13.3)
Changes in accrued expenses related to capital expenditures	—	(1.6)	(1.8)	(3.4)
Federal coal lease expenditures	—	(0.4)	—	(0.4)
Proceeds from disposal of assets	—	2.0	0.1	2.1
Contributions to joint ventures	—	—	(81.7)	(81.7)
Distributions from joint ventures	—	—	87.4	87.4
Advances to related parties	—	(1.2)	—	(1.2)
Repayments of loans from related parties	—	—	2.1	2.1
Other, net	—	(2.5)	(2.0)	(4.5)
Net cash used in investing activities	—	(8.0)	(4.9)	(12.9)
Cash Flows From Financing Activities
Proceeds from long-term debt	947.0	—	—	947.0
Repayments of long-term debt	(3.0)	(1.1)	(2.1)	(6.2)
Payment of deferred financing costs	(2.8)	—	—	(2.8)
Other, net	(0.1)	(1.6)	(0.1)	(1.8)
Transactions with affiliates, net	21.7	33.8	(55.5)	—
Net cash provided by (used in) financing activities	962.8	31.1	(57.7)	936.2
Net change in cash and cash equivalents	629.7	3.7	(149.1)	484.3
Cash and cash equivalents at beginning of period	7.2	4.7	249.4	261.3
Cash and cash equivalents at end of period	$636.9	$8.4	$100.3	$745.6

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debtor / Non-Debtor
The activity and balances included in the tables below represent the Debtors' and non-debtors' financial information covering the three months ended March 31, 2017.

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2017
	Debtors	Non-Debtors	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$733.0	$594.5	$(1.3)	$1,326.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	572.5	392.5	(1.3)	963.7
Depreciation, depletion and amortization	75.2	44.7	—	119.9
Asset retirement obligation expenses	9.4	5.2	—	14.6
Selling and administrative expenses	32.7	4.5	—	37.2
Other operating (income) loss:
Net (gain) loss on disposal of assets	(22.9)	0.1	—	(22.8)
Asset impairment	30.5	—	—	30.5
Income from equity affiliates and investment in subsidiaries	(148.1)	(15.8)	148.9	(15.0)
Interest expense	32.8	5.2	(5.1)	32.9
Interest income	(2.5)	(5.3)	5.1	(2.7)
Reorganization items, net	40.8	0.6	—	41.4
Income from continuing operations before income taxes	112.6	162.8	(148.9)	126.5
Income tax (benefit) provision	(12.7)	8.2	—	(4.5)
Income from continuing operations, net of income taxes	125.3	154.6	(148.9)	131.0
Loss from discontinued operations, net of income taxes	(3.2)	(0.9)	—	(4.1)
Net income	122.1	153.7	(148.9)	126.9
Less: Net income attributable to noncontrolling interests	—	4.8	—	4.8
Net income attributable to common stockholders	$122.1	$148.9	$(148.9)	$122.1

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	March 31, 2017
	Debtors	Non-Debtors	Reclassifications/Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$261.6	$806.5	$—	$1,068.1
Restricted cash	13.8	66.9	—	80.7
Successor Notes issuance proceeds - restricted cash	1,000.0	—	—	1,000.0
Accounts receivable, net	—	330.8	(18.7)	312.1
Receivables from affiliates, net	214.9	—	(214.9)	—
Inventories	116.3	134.5	—	250.8
Assets from coal trading activities, net	0.3	0.3	—	0.6
Other current assets	78.4	417.1	(1.6)	493.9
Total current assets	1,685.3	1,756.1	(235.2)	3,206.2
Property, plant, equipment and mine development, net	4,787.7	3,866.2	—	8,653.9
Investments and other assets	4,573.3	573.1	(4,170.0)	976.4
Notes receivable from affiliates, net	1,047.5	—	(1,047.5)	—
Total assets	$12,093.8	$6,195.4	$(5,452.7)	$12,836.5
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$18.2	$—	$—	$18.2
Payables to affiliates, net	—	214.9	(214.9)	—
Income taxes payable	—	10.2	(1.6)	8.6
Liabilities from coal trading activities, net	0.1	0.6	—	0.7
Accounts payable and accrued expenses	546.7	430.7	(18.7)	958.7
Total current liabilities	565.0	656.4	(235.2)	986.2
Long-term debt, less current portion	950.5	—	—	950.5
Deferred income taxes	10.4	5.8	—	16.2
Notes payable to affiliates, net	—	1,047.5	(1,047.5)	—
Other noncurrent liabilities	1,668.6	303.4	—	1,972.0
Total liabilities not subject to compromise	3,194.5	2,013.1	(1,282.7)	3,924.9
Liabilities subject to compromise	8,416.7	—	—	8,416.7
Total liabilities	11,611.2	2,013.1	(1,282.7)	12,341.6
Peabody Energy Corporation stockholders’ equity	482.6	4,170.0	(4,170.0)	482.6
Noncontrolling interests	—	12.3	—	12.3
Total stockholders’ equity	482.6	4,182.3	(4,170.0)	494.9
Total liabilities and stockholders’ equity	$12,093.8	$6,195.4	$(5,452.7)	$12,836.5

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2017
	Debtors	Non-Debtors	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(49.7)	$296.3	$246.6
Net cash used in discontinued operations	(6.0)	(2.2)	(8.2)
Net cash (used in) provided by operating activities	(55.7)	294.1	238.4
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(25.4)	(7.4)	(32.8)
Changes in accrued expenses related to capital expenditures	0.6	(2.0)	(1.4)
Federal coal lease expenditures	(0.5)	—	(0.5)
Proceeds from disposal of assets	24.3	—	24.3
Contributions to joint ventures	—	(95.4)	(95.4)
Distributions from joint ventures	—	90.5	90.5
Advances to related parties	—	(0.4)	(0.4)
Repayments of loans from related parties	—	31.1	31.1
Other, net	(0.5)	0.2	(0.3)
Net cash (used in) provided by investing activities	(1.5)	16.6	15.1
Cash Flows From Financing Activities
Proceeds from long-term debt	1,000.0	—	1,000.0
Successor Notes issuance proceeds into escrow	(1,000.0)	—	(1,000.0)
Repayments of long-term debt	(1.2)	(0.9)	(2.1)
Payment of deferred financing costs	(55.4)	—	(55.4)
Distributions to noncontrolling interests	—	(0.1)	(0.1)
Other, net	(0.1)	—	(0.1)
Transactions with affiliates, net	(19.0)	19.0	—
Net cash (used in) provided by financing activities	(75.7)	18.0	(57.7)
Net change in cash and cash equivalents	(132.9)	328.7	195.8
Cash and cash equivalents at beginning of period	394.5	477.8	872.3
Cash and cash equivalents at end of period	$261.6	$806.5	$1,068.1

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Notice Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or our future financial performance, including, without limitation, the section captioned “Outlook” in this Item 2. We use words such as “anticipate,” “believe,” “expect,” “may,” "forecast," “project,” “should,” “estimate,” “plan,” "outlook," "target," "likely," "will," "to be" or other similar words to identify forward-looking statements.
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual results may differ materially from those discussed in these statements. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results or an investment in our securities include, but are not limited to:

•	competition in the energy market and supply and demand for our products, including the impact of alternative energy sources, such as natural gas and renewables;

•	global steel demand and the downstream impact on metallurgical coal prices, and lower demand for our products by electric power generators;

•	customer procurement practices and contract duration;

•	the impact of weather and natural disasters on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and our ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers, and trading, bank and other financial counterparties;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of take-or-pay arrangements for rail and port commitments for the delivery of coal;

•	successful implementation of business strategies, including, without limitation, the actions we are implementing to improve our organization and respond to current conditions;

•	negotiation of labor contracts, employee relations and workforce availability, including, without limitation, attracting and retaining key personnel;

•	changes in post-retirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	our ability to successfully consummate acquisitions or divestitures, and the resulting effects thereof;

•	economic strength and political stability of countries in which we have operations or serve customers;

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

•	litigation or other dispute resolution, including, but not limited to, claims not yet asserted;

•	terrorist attacks or security threats, including, but not limited to, cybersecurity breaches;

•	impacts of pandemic illnesses;

•	any lack of an established market for certain of our securities, including our preferred stock, and potential dilution of our common stock due to future issuances of equity securities;

•	price volatility in our securities;

•	short-sales in our common stock;

•	any conflicts of interest between our significant shareholders and other holders of our capital stock;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	our debt instruments and capital structure placing certain limits on our ability to pay dividends and repurchase common stock;

•	our ability to comply with financial and other restrictive covenants in various agreements, including our debt instruments; and

•
other risks and factors detailed in this report, including, but not limited to, those discussed in “Legal Proceedings,” set forth in Part II, Item 1 and in “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect our results contained in Item 1A. “Risk Factors” and Item 3. "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2016 and in Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on April 11, 2017. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.
Overview
We are the world’s largest private-sector coal company by volume. As of March 31, 2017, we owned interests in 23 coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 22 of those mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
In 2016, we produced 175.6 million tons of coal and sold 186.8 million tons of coal from continuing operations. During that period, 76% of our total sales (by volume) were to U.S. electricity generators, 21% were to customers outside the U.S. and 3% were to the U.S. industrial sector, with approximately 86% of our worldwide sales (by volume) delivered under long-term contracts.
We conduct business through six operating segments: Powder River Basin Mining, Midwestern U.S. Mining, Western U.S. Mining, Australian Metallurgical Mining, Australian Thermal Mining, and Trading and Brokerage. Refer to Note 21. "Segment Information" to the accompanying unaudited condensed consolidated financial statements for further information surrounding those segments and the components of our Corporate and Other segment.
Filing Under Chapter 11 of the United States Bankruptcy Code
On April 13, 2016 (the Petition Date), Peabody Energy Corporation (Peabody or the Company) and a majority of its wholly owned domestic subsidiaries as well as one international subsidiary in Gibraltar (the Filing Subsidiaries, and together with Peabody, the Debtors) filed voluntary petitions for reorganization (the Bankruptcy Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). The Company's Australian operations and other international subsidiaries were not included in the filings. The Debtors' Chapter 11 cases (collectively, the Chapter 11 Cases) were jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529 (Bankr. E.D. Mo.). During the Chapter 11 Cases, the Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors were authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On January 27, 2017, the Debtors filed with the Bankruptcy Court the Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as further modified, the Plan) and the Second Amended Disclosure Statement with Respect to Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (previous versions of the Plan and Disclosure Statement were filed with the Bankruptcy Court on December 22, 2016, January 25, 2017 and January 27, 2017). Subsequently, the Debtors solicited votes on the Plan. On March 15, 2017, the Debtors filed a revised version of the Plan. On March 16, 2017, the Bankruptcy Court held a hearing to determine whether the Plan should be confirmed. On March 17, 2017, the Bankruptcy Court entered an order confirming the Plan. On April 3, 2017 (the Effective Date), the Debtors satisfied the conditions to effectiveness set forth in the Plan. As a result, the Plan became effective in accordance with its terms, and the Debtors emerged from their Chapter 11 Cases. For additional details, refer to Note 1. "Basis of Presentation" to the unaudited condensed consolidated financial statements.

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
Adjusted EBITDA is defined as income (loss) from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing our segments' operating performance, as displayed in the reconciliation below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
A reconciliation of Adjusted EBITDA to its most comparable measure under U.S. GAAP is included in Note 21. "Segment Information" of the accompanying unaudited condensed consolidated financial statements.
Also included in the following discussion of our results of operations are references to Revenues per Ton, Operating Costs per Ton and Gross Margin per Ton which are all non-GAAP measures. Revenues per Ton and Gross Margin per Ton are approximately equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Operating Costs per Ton is equal to Revenues per Ton less Gross Margin per Ton.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, and Newcastle index thermal coal, and prompt month pricing for Powder River Basin (PRB) 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended March 31, 2017 is set forth in the table below. While these prices are related to our primary operating segments, (with the exception of our Western U.S. Mining segment, for which there is no similar spot or prompt pricing data available) such pricing is not necessarily indicative of the pricing we realized during the three months ended March 31, 2017 since we generally sell coal under long-term contracts where pricing is determined based on various factors.

	High	Low	Average	March 31, 2017
Premium HCC	$221.50	$151.50	$168.22	$158.00
Premium PCI coal	$119.20	$101.75	$109.66	$111.20
Newcastle index thermal coal	$90.50	$78.20	$81.81	$80.75
PRB 8,800 Btu/Lb coal	$12.55	$11.15	$11.90	$11.55
Illinois Basin 11,500 Btu/Lb coal	$35.50	$33.50	$34.22	$33.50
Seaborne metallurgical coal demand has risen through March 2017, as compared to the same period in 2016, driven by strong import demand from China. Import demand into China has increased year-over-year as stricter mine safety checks have reduced domestic coal production through the first three months of the year compared to the prior year coupled with stronger China steel production. Worldwide steel production in the first three months of the year increased by 5.7% compared to the first quarter of 2016, according to data published by the World Steel Association (WSA), with China’s crude steel production for the first quarter up year-over-year by 4.6% in March.
At the end of March 2017, Cyclone Debbie made landfall in Queensland, Australia as a category 4 cyclone. This was the strongest storm to hit Australia since Cyclone Yasi in February 2011 and resulted in extensive damage to the rail system in Queensland. The metallurgical coal supply disruptions due to Cyclone Debbie have led to a rise in spot prices as negotiations for the second quarter metallurgical coal benchmark have been deferred. While loadings to the primary Goonyella rail line in Queensland have now resumed at reduced speeds, the rail carrier advises that, across the industry, approximately 20 million tons will be impacted through June 30, 2017.

In the U.S., electricity generation from coal increased 3% during the three months ended March 31, 2017 compared to 2016, according to Peabody estimates.  U.S. electricity generation from coal benefited from gas to coal switching, driven by the increase in gas prices compared to the same period in 2016, but was unfavorably affected during that period by lower heating-degree days due to mild weather.  During the first quarter of 2016, coal and natural gas accounted for 29% and 32%, respectively, of the electricity generation mix.  During the first quarter of 2017, coal and natural gas accounted for approximately 30% and 28%, respectively, of electricity generation.
Our revenues increased during the three months ended March 31, 2017 compared to the same period in 2016 ($299.0 million) primarily due to improved pricing and sales volumes driven by the demand and production factors mentioned above.
Net results attributable to common stockholders improved for the three months ended March 31, 2017 compared to the same period in the prior year by $287.2 million. The comparative improvement in net results attributable to common stockholders was primarily driven by the increase to revenues, lower interest expense ($93.3 million), improved results from our equity affiliates ($24.0 million) and a gain associated with the sale of our interests in Dominion Terminal Associates ($19.7 million). The improvement was partially offset by a decrease in our tax benefit ($61.3 million), increases to our operating costs ($43.5 million) driven by increased volumes and reorganization items recorded in connection with our Chapter 11 Cases ($41.4 million). Adjusted EBITDA of $357.9 million for the three months ended March 31, 2017, reflected a year-over-year increase of $327.8 million.
As of March 31, 2017, our available liquidity was approximately $1.1 billion. Refer to the "Liquidity and Capital Resources" section contained within this Item 2 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Volumes
	2017	2016	Tons	%
	(Tons in millions)
Powder River Basin Mining	31.0	24.6	6.4	26%
Midwestern U.S. Mining	4.5	4.5	—	—%
Western U.S. Mining	3.4	2.9	0.5	17%
Australian Metallurgical Mining	2.2	3.3	(1.1)	(33)%
Australian Thermal Mining	4.6	5.2	(0.6)	(12)%
Total tons sold from mining segments	45.7	40.5	5.2	13%
Trading and Brokerage	0.4	2.0	(1.6)	(80)%
Total tons sold	46.1	42.5	3.6	8%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended		(Decrease)
	March 31,		Increase
	2017	2016	$	%

Revenues per Ton - Mining Operations
Powder River Basin	$12.70	$13.69	$(0.99)	(7)%
Midwestern U.S.	42.96	44.47	(1.51)	(3)%
Western U.S.	44.68	38.58	6.10	16%
Australian Metallurgical	150.22	62.82	87.40	139%
Australian Thermal	48.65	33.74	14.91	44%
Operating Costs per Ton - Mining Operations (1)
Powder River Basin	$9.75	$10.68	$(0.93)	(9)%
Midwestern U.S.	31.84	30.97	0.87	3%
Western U.S.	29.76	31.70	(1.94)	(6)%
Australian Metallurgical	100.16	74.23	25.93	35%
Australian Thermal	32.27	25.55	6.72	26%
Gross Margin per Ton - Mining Operations (1)
Powder River Basin	$2.95	$3.01	$(0.06)	(2)%
Midwestern U.S.	11.12	13.50	(2.38)	(18)%
Western U.S.	14.92	6.88	8.04	117%
Australian Metallurgical	50.06	(11.41)	61.47	539%
Australian Thermal	16.38	8.19	8.19	100%

(1)
Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; restructuring charges; asset impairment; and certain other costs related to post-mining activities.

Revenues
The following table presents revenues by reporting segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Revenues
	2017	2016	$	%
	(Dollars in millions)
Powder River Basin Mining	$394.3	$336.0	$58.3	17%
Midwestern U.S. Mining	193.2	199.6	(6.4)	(3)%
Western U.S. Mining	149.7	112.5	37.2	33%
Australian Metallurgical Mining	328.9	205.1	123.8	60%
Australian Thermal Mining	224.8	176.7	48.1	27%
Trading and Brokerage	31.6	(8.8)	40.4	459%
Corporate and Other	3.7	6.1	(2.4)	(39)%
Total revenues	$1,326.2	$1,027.2	$299.0	29%

Powder River Basin Mining. Segment revenues increased during the three months ended March 31, 2017 compared to the same period in the prior year due to demand-based volume increases across the entire region as the result of increased natural gas pricing (6.4 million tons, $89.5 million) which drove a switch from natural gas to coal by customers, partially offset by lower pricing ($31.2 million).
Midwestern U.S. Mining. Segment revenues decreased during the three months ended March 31, 2017 compared to the same period in the prior year primarily due lower realized coal pricing ($4.8 million).
Western U.S. Mining. Segment revenues increased during the three months ended March 31, 2017 compared to the same period in the prior year predominately due to favorable volume and mix variances from higher margin operations ($26.0 million) and the liquidated damages settlement collected from Arizona Public Service Company and PacifiCorp ($13.0 million)which is further described in Note 19. "Commitments and Contingencies" of the accompanying unaudited condensed consolidated financial statements.
Australian Metallurgical Mining. Segment revenues increased during the three months ended March 31, 2017 compared to the same period in the prior year primarily due to significantly improved coal pricing ($187.5 million), which was partially offset by an unfavorable volume and mix variance ($63.7 million). The volume decrease reflected lower sales volumes due to the cessation of mining activities at our Burton Mine during the fourth quarter of 2016, the impact of geologic issues and the beginning of an extended longwall move at the Metropolitan Mine and geologic issues related to wall stability at two surface operations in Queensland.
Australian Thermal Mining. Segment revenues increased during the three months ended March 31, 2017 compared to the same period in the prior year primarily due to significantly improved coal pricing ($59.9 million), partially offset by an unfavorable volume and mix variance ($11.8 million) which was attributable to lower sales volumes from our Wilpinjong Mine as the result of an excavator rollover and wet weather.
Trading and Brokerage. Segment revenues increased during the three months ended March 31, 2017 compared to the prior year due to physical shipment actualizations hedged in 2016.
Income (Loss) From Continuing Operations Before Income Taxes
The following table presents income (loss) from continuing operations before income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2017	2016	$	%
	(Dollars in millions)
Income (loss) from continuing operations before income taxes	$126.5	$(227.5)	$354.0	156%
Depreciation, depletion and amortization	(119.9)	(111.8)	(8.1)	(7)%
Asset retirement obligation expenses	(14.6)	(13.1)	(1.5)	(11)%
Selling and administrative expenses related to debt restructuring	—	(14.3)	14.3	100%
Asset impairment	(30.5)	(17.2)	(13.3)	(77)%
Change in deferred tax asset valuation allowance related to equity affiliates	5.2	(1.4)	6.6	471%
Interest expense	(32.9)	(126.2)	93.3	74%
Unrealized gains on non-coal trading derivative contracts	—	25.0	(25.0)	(100)%
Interest income	2.7	1.4	1.3	93%
Reorganization items, net	(41.4)	—	(41.4)	n.m.
Adjusted EBITDA	$357.9	$30.1	$327.8	1,089%
Results from continuing operations before income taxes improved for the three months ended March 31, 2017 compared to the prior year primarily due to improved Adjusted EBTIDA as described below and decreased interest expense and general and administrative expenses related to debt restructuring. Those factors were partially offset by reorganization items recorded in connection with our Chapter 11 Cases, unrealized gains on non-coal trading derivative contracts recognized in the prior year and higher charges for asset impairment.

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments:

			Increase (Decrease)
	Three Months Ended		to Segment Adjusted
	March 31,		EBITDA
	2017	2016	$	%
	(Dollars in millions)
Powder River Basin Mining	$91.7	$73.8	$17.9	24%
Midwestern U.S. Mining	50.0	60.6	(10.6)	(17)%
Western U.S. Mining	50.0	20.1	29.9	149%
Australian Metallurgical Mining	109.6	(37.3)	146.9	394%
Australian Thermal Mining	75.6	42.9	32.7	76%
Trading and Brokerage	25.4	(18.8)	44.2	235%
Corporate and Other	(44.4)	(111.2)	66.8	60%
Adjusted EBITDA	$357.9	$30.1	$327.8	1,089%
Powder River Basin Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2017 compared to the same period in the prior year due to higher volume driven by increased natural gas pricing ($23.5 million), the impact of mine sequencing, primarily at our North Antelope Rochelle Mine ($22.1 million) and reductions in labor and overhead charges ($6.4 million), partially offset by lower coal pricing, net of sales-related costs ($35.3 million).
Midwestern U.S. Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2017 compared to the prior year primarily due to increased pricing for fuel and explosives ($5.0 million) and lower coal pricing, net of sales-related costs ($4.6 million).
Western U.S. Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2017 compared to the same period in the prior year primarily due to the liquidated damage settlement collected from Arizona Public Service Company and PacifiCorp ($13.0 million), reduced longwall costs as there had been a longwall move in the first quarter of 2016 at our Twentymile Mine ($10.5 million) and improved sales volume from higher margin operations ($4.9 million).
Australian Metallurgical Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2017 compared to the prior year primarily due to improved coal pricing, net of sales-related costs ($175.0 million), offset by lower sales volumes across the segment ($12.0 million), lower production at our Metropolitan Mine due to both an unexpected gas outburst and the beginning of a planned, extended longwall move ($9.4 million), and higher costs due to geologic issues and wet weather at two surface operations ($10.0 million).
Australian Thermal Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2017 compared to the prior year due to improved coal pricing, net of sales-related costs ($55.3 million), offset by lower sales volume, primarily at our Wilpinjong Mine caused by an excavator rollover and wet weather ($21.3 million).
Trading and Brokerage. Segment Adjusted EBITDA increased during the three months ended March 31, 2017 compared to the prior year primarily due to the impact of increased revenues described above.

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA during the three months ended March 31, 2017 and 2016:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2017	2016	$	%
	(Dollars in millions)
Resource management activities (1)	$2.9	$1.7	$1.2	71%
Selling and administrative expenses (excluding debt restructuring)	(37.2)	(34.0)	(3.2)	(9)%
Restructuring charges	—	(12.1)	12.1	100%
Corporate hedging	(27.6)	(111.0)	83.4	75%
UMWA voluntary employee beneficiary association settlement	—	68.1	(68.1)	(100)%
Gain on sale of interest in Dominion Terminal Associates	19.7	—	19.7	n.m.
Other items, net (2)	(2.2)	(23.9)	21.7	91%
Corporate and Other Adjusted EBITDA	$(44.4)	$(111.2)	$66.8	60%

(1)	Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.

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

The increase associated with corporate hedging results, which includes foreign currency and commodity hedging, was due to a decrease in realized losses. The increase associated with "Other items, net" is primarily attributable to improved Middlemount results as compared to the prior year driven by higher pricing. During the first quarter of 2017, a $19.7 million gain was recorded in connection with the sale of our interest in Dominion Terminal Associates. Restructuring charges decreased as workforce reductions were made during 2016 at multiple mines in our Power River Basin Mining and Midwestern U.S. Mining segments. During 2016, a gain of $68.1 million was recognized for the voluntary employee beneficiary association (VEBA) settlement with the United Mine Workers of America (UMWA) as further described in Note 20. "Matters Related to the Bankruptcy of Patriot Coal Corporation" of the accompanying unaudited condensed consolidated financial statements.

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		(Decrease) Increase
	March 31,		to Income
	2017	2016	$	%
	(Dollars in millions)
Powder River Basin Mining	$(32.0)	$(29.3)	$(2.7)	(9)%
Midwestern U.S. Mining	(13.3)	(13.7)	0.4	3%
Western U.S. Mining	(23.6)	(12.4)	(11.2)	(90)%
Australian Metallurgical Mining	(20.6)	(28.2)	7.6	27%
Australian Thermal Mining	(24.0)	(24.3)	0.3	1%
Trading and Brokerage	—	(0.1)	0.1	100%
Corporate and Other	(6.4)	(3.8)	(2.6)	(68)%
Total	$(119.9)	$(111.8)	$(8.1)	(7)%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended
	March 31,
	2017	2016
Powder River Basin Mining	$0.69	$0.75
Midwestern U.S. Mining	0.61	0.41
Western U.S. Mining	4.30	1.00
Australian Metallurgical Mining	4.72	3.98
Australian Thermal Mining	2.62	2.40
The increase in depreciation, depletion and amortization expense during the three months ended March 31, 2017 compared to the prior year reflected additional expense at our Kayenta Mine ($13.9 million) due to a change in the estimated life of mine and at Corporate and Other ($2.6 million) for leasehold improvements that were vacated in 2017. This was offset by a decrease in depreciation, depletion and amortization expense at our Metropolitan Mine since the assets were classified as held for sale during the three months ended March 31, 2017.
Selling and Administrative Expenses Related to Debt Restructuring. The general and administrative expenses related to debt restructuring recorded during 2016 related to legal and other expenditures made in connection with debt restructuring initiatives prior to the Debtors' filing of the Bankruptcy Petitions.
Asset Impairment. Refer to Note 5. "Asset Impairment" in the accompanying unaudited condensed consolidated financial statements for information surrounding the impairment charges recorded during the three months ended March 31, 2017 and 2016.
Interest Expense. The decrease in interest expense for the three months ended March 31, 2017 compared to the same period in the prior year is primarily due to the impact of our filing of the Bankruptcy Petitions, specifically only accruing adequate protection payments subsequent to the Petition Date to certain secured lenders and other parties in accordance with Section 502(b)(2) of the Bankruptcy Code.
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
Reorganization Items, Net. The reorganization items recorded during the three months ended March 31, 2017 related to expenses in connection with our Chapter 11 Cases. Refer to Note 3. "Reorganization Items, Net" to the accompanying unaudited condensed consolidated financial statements for further information regarding our reorganization items.

Income (Loss) from Continuing Operations, Net of Income Taxes
The following table presents income (loss) from continuing operations, net of income taxes:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2017	2016	$	%
	(Dollars in millions)
Income (loss) from continuing operations before income taxes	$126.5	$(227.5)	$354.0	156%
Income tax benefit	(4.5)	(65.8)	(61.3)	(93)%
Income (loss) from continuing operations, net of income taxes	$131.0	$(161.7)	$292.7	181%
Results from continuing operations, net of income taxes, improved for the three months ended March 31, 2017 compared to the same period in the prior year due to the effect of higher before-tax earnings, partially offset by the unfavorable effect of income taxes.
Income Tax Benefit. The year-over-year decrease in income tax benefit recorded was driven by higher benefits recorded in 2016 as compared to 2017 for the tax allocation to continuing operations related to the tax effects of items credited to "Accumulated other comprehensive loss" and for an expected loss carry back refund. Increased expense was also recorded in 2017 for Australia. Refer to Note 12. "Income Taxes" in the accompanying unaudited condensed consolidated financial statements for additional information.
Net Income (Loss) Attributable to Common Stockholders
The following table presents net income (loss) attributable to common stockholders:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2017	2016	$	%
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$131.0	$(161.7)	$292.7	181%
Loss from discontinued operations, net of income taxes	(4.1)	(3.4)	(0.7)	(21)%
Net income (loss)	126.9	(165.1)	292.0	177%
Less: Net income attributable to noncontrolling interests	4.8	—	(4.8)	n.m.
Net income (loss) attributable to common stockholders	$122.1	$(165.1)	$287.2	174%
Net results attributable to common stockholders improved for the three months ended March 31, 2017 compared to the same period in the prior year largely due to the favorable change in results from continuing operations, net of income taxes, as discussed above.
Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)
	March 31,		to EPS
	2017	2016	$	%
Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$6.80	$(8.85)	$15.65	177%
Loss from discontinued operations	(0.23)	(0.18)	(0.05)	(28)%
Net income (loss)	$6.57	$(9.03)	$15.60	173%
Diluted EPS results changed favorably for the three months ended March 31, 2017 compared to the same period in the prior year, commensurate with the changes in results from continuing operations and discontinued operations during that period.

Outlook
As part of its normal planning and forecasting process, Peabody utilizes a bottom-up approach to develop macroeconomic assumptions for key variables, including country level gross domestic product, industrial production, fixed asset investment and third-party inputs, driving detailed supply and demand projections. This includes demand for coal, electricity generation and steel, while cost curves concentrate on major supply regions/countries that impact the regions in which the Company operates. Our estimates involve risks and uncertainties and are subject to change based on various factors.
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
U.S. Thermal Coal. U.S. domestic electricity generation in the three months ended March 31, 2017 was lower than expected as a result of below-average heating degree days, which was offset by higher natural gas prices, producing modest year-over-year growth in utility coal consumption.  U.S. coal prices moderated slightly in the quarter with prompt PRB 8,800 Btu/Lb coal prices at $11.55 per ton as of March 31, 2017, down 5% year-to-date.  As of May 8, 2017, the PRB 8,800 Btu/Lb coal prompt price was $11.75 per ton.
Peabody projects U.S. utility coal consumption to increase approximately 30 to 40 million tons in 2017 versus 2016, as a result of higher coal plant utilization driven by gas to coal switching based on the relative prevailing prices of gas and coal. Peabody expects U.S. thermal coal supply and demand to continue to rebalance in 2017 based on these current dynamics as exports stabilize and utility stockpile drawdowns continue. If natural gas prices are lower than projected in 2017, coal consumption will likely decrease relative to expectations.
Seaborne Thermal Coal. Seaborne thermal coal demand rose through March 2017, as compared to the same period in 2016, driven by increased import demand from China, but tempered by declines in demand from India. Import demand in China has increased, driven by lower domestic production due to an increase in mine safety checks, as well as stronger thermal based electricity generation demand through March. Seaborne demand growth outside of China has been relatively weak, as evidenced by reduced imports into India. Newcastle thermal coal spot pricing ended the first quarter of 2017 at $80.75 per tonne on March 31, 2017, up $29.65 per tonne (58%) year-over-year. As of May 8, 2017, the Newcastle thermal index coal spot price was $74.20 per tonne.
Recent price levels have incentivized exporting producers to increase production and export supply, particularly from Indonesia and the U.S. A key driver for future seaborne thermal coal supply and demand balance is the outlook for China import demand, which remains uncertain and is expected to be dependent in part on the sustainability and enforcement of China’s domestic production policy and potential import restrictions.
Seaborne Metallurgical Coal. The first quarter of 2017 saw the easing of supply tightness, which allowed seaborne Premium HCC spot prices to stay relatively stable during the quarter as compared to the second half of 2016. China import demand has increased year-over-year through March, driven by reduced domestic production due to increased mine safety checks as well as stronger China steel production. Premium HCC spot pricing averaged $168 per tonne for the first quarter of 2017 and was at $158 per tonne on March 31, 2017, up $76 per tonne (94%) year-over-year. As a result of Cyclone Debbie during the last week in March and the ensuing impacts on the rail system in Queensland, Premium HCC spot prices have increased since the end of the first quarter, with the spot price at $188 per tonne on May 8, 2017, an increase of $30 per tonne (+19%) since March 31, 2017. Quarterly benchmark contract negotiations have been halted for the short term as a result of Cyclone Debbie. As of May 8, 2017, the related Premium PCI coal spot price was $118 per tonne.
Similar to thermal, China’s domestic metallurgical coal production is expected to increase due to relaxed policy on production curtailments. While the impact remains uncertain, such policy changes could lead to reduced coal imports by China.
Long-Term Outlook
There were no significant changes to our Long-term Outlook subsequent to December 31, 2016. Information regarding our Long-term Outlook is outlined in Part II. Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Regulatory Update
Other than as described in the following section, there were no significant changes to our regulatory matters subsequent to December 31, 2016. Information regarding our regulatory matters is outlined in Part I, Item 1. "Business" in our Annual Report on Form 10-K for the year ended December 31, 2016.
Regulatory Matters - U.S.
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
In recent years the United States Environmental Protection Agency (EPA) has adopted more stringent NAAQS for particulate matter, nitrogen oxide and sulfur dioxide. In 2015, the EPA promulgated a more stringent NAAQS for ozone (80 Fed. Reg. 65,292, (Oct. 25, 2015)). This rule was challenged in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). Although the rule is not stayed during litigation, on April 7, 2017, the Department of Justice, on behalf of the EPA, filed a motion asking that the case be removed from the argument calendar so that the EPA can consider whether it "should reconsider the rule or some part of it." On April 14, 2017, the D.C. Circuit granted the EPA’s motion and stayed the litigation indefinitely with regular 90 day status reports due to the court. More stringent ozone standards require that states develop and submit new state implementation plans to the EPA. Depending on the need for further emission reductions necessary to meet the standard, such plans could include additional control technology requirements for mining equipment or result in additional permitting requirements affecting operations and expansion efforts.
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
The final NSPS requires that newly-constructed fossil fuel-fired steam generating units achieve an emission standard for carbon dioxide of 1,400 lb. CO2/MWh-gross. The standard is based on the performance of a supercritical pulverized coal boiler implementing partial carbon capture, utilization and storage (CCUS). Modified and reconstructed fossil fuel-fired steam generating units must implement the most efficient generation achievable through a combination of best operating practices and equipment upgrades, to meet an emission standard consistent with best historical performance. Reconstructed units must implement the most efficient generating technology based on the size of the unit (supercritical steam conditions for larger units, to meet a standard of 1,800 lb. CO2/MWh-gross, and subcritical conditions for smaller units to meet a standard of 2,000 lb. CO2/MWh-gross.).

Numerous legal challenges to the NSPS have been filed in the D.C. Circuit. Sixteen separate petitions for review were filed, and the challengers include 25 states, utilities, mining companies (including Peabody Energy), labor unions, trade organizations and other groups. The cases have been consolidated under the case filed by North Dakota. States and other organizations have intervened on behalf of the EPA. Four additional cases were filed seeking review of the EPA’s denial of reconsideration petitions in a final action published in the May 6, 2016 Federal Register entitled “Reconsideration of Standards of Performance for Greenhouse Gas Emissions From New, Modified, and Reconstructed Stationary Sources: Electric Generating Units; Notice of final action denying petitions for reconsideration.” States and other organizations have intervened on behalf of the EPA. Upon petitioners’ request, the D.C. Circuit suspended the briefing schedule and consolidated the challenges to the EPA’s denial of petitions for reconsideration with the previously filed North Dakota case. On August 30, 2016, the Court entered a briefing schedule under which final briefs were due February 6, 2017. Oral arguments were scheduled for April 17, 2017. On March 28, 2017, the EPA moved to hold the case in abeyance pending its reconsideration of the NSPS pursuant to the terms of President Trump’s Executive Order on Promoting Energy Independence and Economic Growth (Energy Independence EO), which was signed the same day. The motion for abeyance is contested by those supporting the rule, and the court has not yet ruled on it. However, on March 30, 2017, the court on its own motion removed the case from the oral argument calendar while it considers the motion for abeyance. The NSPS remains in effect at present.
Rules for Regulating Carbon Dioxide Emissions From Existing Fossil Fuel-Fired EGUs. On June 2, 2014, the EPA issued and later formally published for comment proposed rules for regulating carbon dioxide emissions from existing fossil fuel-fired EGUs under section 111(d) of the CAA. On August 3, 2015, the EPA announced the final rule, and published the rule in the Federal Register on October 23, 2015. In the final rule, the EPA established final emission guidelines for states to follow in developing plans to reduce greenhouse gas emissions from existing fossil fuel-fired EGUs. These final guidelines require that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders. Individual states were required to submit their proposed implementation plans to the EPA by September 6, 2016, unless an extension was approved, in which case the states would have until September 6, 2018 to submit those plans. The rule sets emission performance rates to be phased in over the period from 2022 through 2030. The rule is intended to reduce carbon dioxide emissions from the 2005 baseline by 28% in 2025 and 32% in 2030.
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
On January 21, 2016, the D.C. Circuit denied the state and industry petitioners’ motions to stay the implementation of the rule but provided for an expedited schedule for review of the rule, with oral arguments beginning on June 2, 2016. The state and industry petitioners appealed and filed application for stay with the United States Supreme Court on January 27, 2016. On February 9, 2016, the Supreme Court overruled the lower court and granted the motion to stay implementation of the rule until its legal challenges are resolved. The stay provides that, if a writ of certiorari is sought and the Supreme Court denies the petition, the stay will terminate automatically. The stay also provides that, if the Supreme Court grants the petition for a writ of certiorari, the stay will terminate when the Supreme Court enters its judgment. Briefing on the merits of the petitions for review in the D.C. Circuit has concluded. The case was heard en banc by ten active D.C. Circuit judges on September 27, 2016. The D.C. Court has not yet ruled. On March 28, 2017, the EPA moved to hold the case in abeyance pending its reconsideration of the final rule pursuant to the Energy Independence EO. That motion for abeyance is contested by those supporting the rule, and the court has not yet ruled on it.
The Energy Independence EO included a directive to reexamine the rule and, if appropriate, suspend, revise or rescind the rule.  The Energy Independence EO also lifted the Department of Interior’s federal coal leasing moratorium and rescinded guidance on the inclusion of social cost of carbon in federal rulemaking. Following the Energy Independence EO, the Interior Secretary issued Order 3349 ending the agency’s federal coal leasing moratorium.

Stream Protection Rule. On December 20, 2016, the Office of Surface Mining Reclamation and Enforcement (OSM) issued its final Stream Protection Rule (SPR). The final rule would have impacted both surface and underground mining operations and would have increased testing and monitoring requirements related to the quality or quantity of surface water and groundwater or the biological condition of streams. The SPR would have also required the collection of increased pre-mining data about the site of the proposed mining operation and adjacent areas to establish a baseline for evaluation of the impacts of mining and the effectiveness of reclamation associated with returning streams to pre-mining conditions. Both chambers of Congress passed legislation to repeal and invalidate the rulemaking, pursuant to the Congressional Review Act. The House passed H.J. Res. 38 on February 1, 2017 and the Senate passed the bill the next day. On February 16, 2017, President Trump signed H.J. Res. 38, resulting in the repeal of the SPR and preventing the OSM from promulgating any substantially similar rule. As a result of this repeal, longstanding regulations implementing SMCRA requirements will continue to govern operations.
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
A final rule defining the scope of waters protected under the Clean Water Act (commonly called the Waters of the United States (WOTUS) Rule) was published by the EPA and the Corps in June 2015. Numerous lawsuits were filed in district courts and courts of appeals nationwide, and all courts of appeals challenges were consolidated in the U.S. Court of Appeals for the Sixth Circuit. District courts in Oklahoma and Georgia dismissed challenges for lack of jurisdiction, but a preliminary injunction was issued by the U.S. District Court in North Dakota in August 2015. On October 9, 2015, the Sixth Circuit stayed the WOTUS Rule nationwide pending further action of the court. On February 22, 2016, a three member panel of the Sixth Circuit held that the Sixth Circuit has exclusive jurisdiction to review challenges to the rule. A request for an en banc hearing was denied. The Tenth and Eleventh Circuits, which are presiding over appeals of the dismissals from Oklahoma and Georgia (respectively), have since stayed proceedings in those appeals. On October 7, 2016, several industry trade organizations and associations filed a petition requesting that the U.S. Supreme Court review the decision of the Sixth Circuit to exercise exclusive jurisdiction over challenges to the rule. The petition was granted on January 13, 2017. Since the Supreme Court agreed to take the case, it has extended the briefing schedule and postponed oral argument until late 2017 at the earliest. On February 28, 2017 the Trump Administration released an Executive Order directing the EPA and the Corps to consider rescinding or revising the WOTUS Rule, and the EPA and the Corps issued a similar notice that same day. The Department of Justice has notified the courts of this development and has filed a motion in the Supreme Court to halt all proceedings. The Supreme Court denied that stay request on April 3, 2017. Additionally, because the Sixth Circuit did not automatically halt its briefing schedule on the merits of the WOTUS Rule after the Supreme Court decided to hear the appeal of the jurisdictional decision, the industry coalition filed a petition asking the Sixth Circuit to do so. That petition was granted two days later and, as such, the Sixth Circuit litigation is now being held in abeyance pending the Supreme Court’s decision. Importantly, the Sixth Circuit’s order holding the case in abeyance did not lift the current nationwide stay against implementation of the WOTUS Rule, and therefore the stay will remain effective during the Supreme Court’s review, which is expected to take until early 2018. If CWA authority is eventually expanded, it may impact our operations in some areas by way of additional requirements.
Regulatory Matters - Australia
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

A small number of coal mine workers in Queensland and New South Wales have been diagnosed with coal workers' pneumoconiosis (CWP, also known as black lung) following decades of assumed eradication of the disease. This has led the Queensland government to sponsor a review of the system for screening coal mine workers for the disease with a view to improving early detection. The Queensland government has instituted increased reporting requirements for dust monitoring results, broader coal mine worker health assessment requirements and voluntary retirement examinations for coal mine workers to be arranged by the relevant employer and further reform may follow. Peabody has undertaken a review of its practices and offered its Queensland workers the opportunity for additional CWP screening.
The Queensland government is holding a Parliamentary inquiry into the re-emergence of CWP in the State and is holding public hearings with representatives of the coal mining industry, including Peabody, coal mine workers, the Department of Natural Resources and others appearing. The Queensland Parliamentary Committee conducting the inquiry issued an interim report on March 22, 2017. The Committee is seeking to extend its reporting date to May 29, 2017 and expand the terms of reference for the inquiry to include respirable dust exposure for coal port, rail, coal-fired power station workers and certain other workers. It is expected that the Committee will make recommendations in relation to the public administrative framework for the health and welfare of coal workers in Queensland.
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
Total Indebtedness. Our total indebtedness as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Dollars in millions)
6.000% Senior Notes due March 2022	$475.4	$—
6.375% Senior Notes due March 2025	475.1	—
2013 Revolver	1,555.2	1,558.1
2013 Term Loan Facility due September 2020	1,154.5	1,154.5
6.00% Senior Notes due November 2018	1,509.9	1,509.9
6.50% Senior Notes due September 2020	645.8	645.8
6.25% Senior Notes due November 2021	1,327.7	1,327.7
10.00% Senior Secured Second Lien Notes due March 2022	962.3	962.3
7.875% Senior Notes due November 2026	245.9	245.9
Convertible Junior Subordinated Debentures due December 2066	367.1	367.1
Capital lease obligations	17.6	19.7
Other	0.5	0.4
	8,737.0	7,791.4
Less: Current portion of long-term debt	18.2	20.2
Less: Liabilities subject to compromise	7,768.3	7,771.2
Long-term debt	$950.5	$—
Refer to Note 1. "Basis of Presentation" and Note 13. "Current and Long-term Debt" to the accompanying unaudited condensed consolidated financial statements for further information regarding our indebtedness, including our capital structure subsequent to the Effective Date.

Liquidity
As of March 31, 2017, our available liquidity was $1,068.1 million which was substantially comprised of cash and cash equivalents. Subsequent to our emergence from the Chapter 11 Cases our liquidity primarily consists of cash and cash equivalents and the available balances from our accounts receivable securitization program. Our ability to maintain adequate liquidity depends on the successful operation of our business and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. Refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 22, 2017 and in Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on April 11, 2017 for a discussion of the risks associated with our liquidity after our emergence from the Chapter 11 Cases.
Accounts Receivable Securitization Program
On March 25, 2016, we amended and restated our accounts receivable securitization program (Securitization Program) to, among other things, extend the term of the program by two years to March 23, 2018 and reduce the maximum availability under the facility from $275.0 million to $180.0 million. With the approval of the Bankruptcy Court, we executed two additional amendments to the March 25, 2016 agreement during the second quarter of 2016 to permit the continuation of the Securitization Program through our Chapter 11 Cases. The accessible capacity of the program varies daily, dependent upon the actual amount of receivables available for contribution and various reserves and limits. As of March 31, 2017, $66.9 million was deposited in a collateral account to secure letters of credit.
Upon the Effective Date, we entered into the Sixth Amended and Restated Receivables Purchase Agreement, dated as of April 3, 2017, for the purpose of extending the Securitization Program upon emergence from the Chapter 11 Cases, increasing the purchase limit to an amount not to exceed $250 million, and including certain receivables from our Australian operations.
2022 and 2025 Notes
On February 15, 2017, one of PEC's subsidiaries entered into an indenture with Wilmington Trust, National Association, as trustee, relating to the issuance by PEC's subsidiary of $500.0 million aggregate principal amount of 6.000% senior secured notes due 2022 (the 2022 Notes) and $500.0 million aggregate principal amount of 6.375% senior secured notes due 2025 (together with the 2022 Notes, the Successor Notes). The Successor Notes were sold on February 15, 2017 in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the Securities Act).
Prior to the Effective Date, PEC's subsidiary deposited the proceeds of the offering of the Successor Notes into an escrow account pending confirmation of the Plan and certain other conditions being satisfied. On the Effective Date, the net proceeds from the offering were released from escrow to the Company and PEC became a co-obligor of the Successor Notes by executing a supplemental indenture, and, thereafter, became the sole issuer of the Successor Notes upon the merger of the subsidiary with and into PEC, with PEC as the surviving corporation. In the accompanying condensed consolidated balance sheets, the Company recorded restricted cash of $1,000.0 million and a corresponding long-term debt obligation, net of debt issuance costs of $49.5 million, to reflect the proceeds of the Successor Notes offerings held in escrow at March 31, 2017.
Credit Agreement
In connection with an exit facility commitment letter, on the Effective Date, the Company entered into a credit agreement, dated as of April 3, 2017, among the Company, as Borrower, Goldman Sachs Bank USA, as Administrative Agent, and other lenders party thereto (the Successor Credit Agreement). The Successor Credit Agreement provides for a $950 million senior secured term loan, which matures in 2022 and bears interest at a fluctuating rate of LIBOR plus 4.50% per annum with a 1.00% LIBOR floor. The obligations under the Successor Credit Agreement are secured on a pari passu basis by the same collateral securing the Successor Notes.
Capital Requirements
There were no material changes to our capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Contractual Obligations
Other than the changes to our indebtedness described in Note 1. "Basis of Presentation" and Note 13. "Current and Long-term Debt" to the accompanying unaudited condensed consolidated financial statements, there were no other material changes to our contractual obligations from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Historical Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016, as reported in the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended		Increase (Decrease)
	March 31,		to Cash and Cash Equivalents
	2017	2016	$	%
	(Dollars in millions)
Net cash provided by (used in) operating activities	$238.4	$(439.0)	$677.4	154%
Net cash provided by (used in) investing activities	15.1	(12.9)	28.0	217%
Net cash (used in) provided by in financing activities	(57.7)	936.2	(993.9)	(106)%
Net change in cash and cash equivalents	195.8	484.3	(288.5)	(60)%
Cash and cash equivalents at beginning of period	872.3	261.3	611.0	234%
Cash and cash equivalents at end of period	$1,068.1	$745.6	$322.5	43%
Operating Activities. The increase in net cash provided by operating activities for the three months ended March 31, 2017 compared to the same period in the prior year was driven by the following:

•	A year-over-year increase in cash from our mining operations; and

•	A favorable change in net cash flows associated with receivables from our accounts receivable securitization program ($168.5 million).
Investing Activities. The favorable change in cash results from investing activities for the three months ended March 31, 2017 compared to the same period in the prior year was mainly due to:

•	Higher repayments of loans from related parties ($29.0 million); and

•	Higher proceeds from disposals of assets ($22.2 million) driven by the sale of Dominion Terminal Associates; partially offset by

•	An increase in additions to property, plant of equipment ($17.5 million).
Financing Activities. The decrease in net cash used in financing activities for the three months ended March 31, 2017 compared to the same period in the prior year was reflective of:

•
Proceeds from long-term debt were greater during the first quarter of 2016 due to draws on our 2013 Revolver ($947.0), compared to the cash flow-neutral activity associated with our Successor Notes in the 2017 period; and

•	Higher payments of deferred financing costs ($52.6 million) associated with the new debt entered into upon our emergence from the Chapter 11 Cases.
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

Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. Our critical accounting policies remain unchanged at March 31, 2017.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 8. "Derivatives and Fair Value Measurements" to the accompanying unaudited condensed consolidated financial statements. The Bankruptcy Petitions constituted an event of default under our former derivative financial instrument contracts and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. Subsequent to the Effective Date, we entered into a series of currency options with an aggregate notional amount of approximately $1.3 billion Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2017. Assuming we had no foreign currency hedging instruments in place, our exposure in operating costs and expenses due to a $0.05 change in the Australian dollar/U.S. dollar exchange rate is approximately $95 to $105 million for the next twelve months. Taking into consideration the currency option contracts put into place subsequent to the Effective Date, our net exposure to the same rate change for the next twelve months is approximately $30 to $35 million.
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
We expect to consume 125 to 135 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $31 million based on our expected usage.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 22, 2017 and in Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on April 11, 2017. The Risk Factors described in such Form 8-K restate certain Risk Factors included in our Annual Report on Form 10-K and are incorporated by reference herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On October 24, 2008, we announced that our Board of Directors approved an amendment to the then existing share repurchase program to authorize repurchases of up to $1.0 billion of the then outstanding shares of our common stock (Repurchase Program). The Repurchase Program does not have an expiration date and may be discontinued at any time. Through March 31, 2017, we have repurchased a total of 0.5 million shares under the Repurchase Program at a cost of $299.6 million, leaving $700.4 million available for share repurchases under the Repurchase Program. No share repurchases were made under the Repurchase Program during the three months ended March 31, 2017 or 2016. As a result of the Chapter 11 Cases we were prohibited from repurchasing shares. Following the Plan Effective Date, our indebtedness includes provisions that limit our ability to repurchase shares. See "Risk Factors — The potential payment of dividends on our stock or repurchases of our stock is dependent on a number of factors, and future payments and repurchases cannot be assured" in Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on April 11, 2017.
Share Relinquishments
We routinely allow employees to relinquish common stock to pay estimated taxes upon the vesting of equity awards and upon the issuance of common stock related to performance units under our equity incentive plans. The value of common stock tendered by employees is determined based on the closing price of our common stock on the dates of the respective relinquishments.
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2017	11,772	$5.00	—	$700.4
February 1 through February 28, 2017	—	—	—	700.4
March 1 through March 31, 2017	—	—	—	700.4
Total	11,772	$5.00	—

(1)	Represents shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the Repurchase Program.
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
Item 6. Exhibits.
See Exhibit Index at page 68 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	May 11, 2017	By:	/s/ AMY B. SCHWETZ
Amy B. Schwetz
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

2.1
Order Confirming Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code on March 17, 2017 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed March 20, 2017)

2.2
Debtor’s Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code as revised March 15, 2017 (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, filed March 20, 2017)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed April 3, 2017)

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed April 3, 2017)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017)

4.1
Specimen of stock certificate representing the Registrant’s common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-1 filed February 12, 2001)

4.2
Specimen of stock certificate representing the Registrant’s Series A Convertible Preferred Stock, $.01 par value (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed April 11, 2017)

4.3
Indenture, dated as of February 15, 2017, between the Peabody Securities Finance Corporation (merged with and into the Registrant on April 3, 2017) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed February 15, 2017)

4.4
Warrant Agreement, dated as of April 3, 2017, between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017)

4.5
First Supplemental Indenture, dated as of April 3, 2017, among the Registrant, Peabody Securities Finance Corporation, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017)

10.1
Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 27, 2017

10.2
Sixth Amended and Restated Receivables Purchase Agreement, dated as of April 3, 2017, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed April 3, 2017)

10.3
Amendment to Private Placement Agreement entered into as of February 8, 2017 by and among the Registrant and certain of its creditors party thereto (incorporated by reference to Exhibit 10.127 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.4
Exit Facility Commitment Letter entered into as of January 11, 2017, by and among the Registrant, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Credit Suisse AG, Credit Suisse Securities (USA) LLC, Macquarie Capital Funding LLC and Macquarie Capital (USA) Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 12, 2017)

Exhibit No.	Description of Exhibit

10.5
Credit Agreement dated as of April 3, 2017, among the Registrant, as Borrower, Goldman Sachs Bank USA, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed April 3, 2017)

10.6
Notice Letter and Term Sheet dated as of February 15, 2017, for Amendments to the Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.128 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.7	Peabody Energy Corporation 2017 Incentive Plan (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8, filed April 3, 2017)

10.8
Registration Rights Agreement, dated as of April 3. 2017, among the Registrant and the stockholders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed, April 3, 2017)

10.9*	Form of Indemnification Agreement

10.10	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K, filed April 3, 2017)

10.11
Form of Restrictive Covenant Agreement under the Peabody Energy Corporation 2017 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017)

10.12*	Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan

31.1*
Certification of periodic financial report by the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of periodic financial report by the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Executive Officer

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Financial Officer

95*	Mine Safety Disclosure required by Item 104 of Regulation S-K

101*	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed”
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