Form 10-K/A
period 2016-12-31
PEABODY ENERGY CORP
filed 2017-07-10
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
Peabody Energy Corporation (Peabody or the Company) is filing this Amendment No. 1 on Form 10-K/A (Amended Filing) in order to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed March 22, 2017 (Original Filing), to provide additional disclosures in response to correspondence with the Securities and Exchange Commission (SEC) in conjunction with the SEC’s review of our Original Filing. The following items were impacted by these expanded disclosures:

•	Part I. Item 1. Business - We added maps showing the location of our mines and the primary ports that we use in Australia for coal exports.

•
Part I. Item 1A. Risk Factors - We added an additional risk factor on page 37 labeled "We face numerous uncertainties in estimating our economically recoverable coal reserves and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability."

•
Part I. Item 2. Properties - We added disclosure regarding the various factors that impact our assessment of the economic recoverability of coal reserves, the treatment of dilution in the Company's reserve estimates, and the yield of saleable coal after processing for each of our active mines.

•
Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - We added additional historical pricing data for the years ended December 31, 2016, 2015 and 2014 and disclosure regarding factors that may affect pricing under our long-term sales contracts.

Other than as expressly set forth above and except with respect to certain conforming changes made to our Exhibit Index and Cautionary Notice Regarding Forward-Looking Statements, this Amended Filing does not, and does not purport to, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was filed. See our Quarterly Report on Form 10-Q and Current Reports on Form 8-K filed with the SEC subsequent to our Original Filing for updated information.
We are including currently dated certifications by our Principal Executive Officer and Principal Accounting and Financial Officer as Exhibits 31.3 and 31.4 under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (Exchange Act).  Because no financial statements have been included in this Amended Filing and because this Amended Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of these certifications have been omitted. Additionally, we are not including updated certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as there are no financial statements included in the Amended Filing.

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

•	customer procurement practices and contract duration;

•	the impact of weather and natural disasters on demand, production and transportation;

•	reductions and/or deferrals of purchases by major customers and our ability to renew sales contracts;

•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers, and trading, bank and other financial counterparties;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	transportation availability, performance and costs;

•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;

•	impact of take-or-pay arrangements for rail and port commitments for the delivery of coal;

•	successful implementation of business strategies, including, without limitation, the actions we are implementing to improve our organization and respond to current market conditions;

•	negotiation of labor contracts, employee relations and workforce availability, including, without limitation, attracting and retaining key personnel;

•	changes in postretirement benefit and pension obligations and their related funding requirements;

•	replacement and development of coal reserves;

•	effects of changes in interest rates and currency exchange rates (primarily the Australian dollar);

•	uncertainties in estimating our coal reserves;

•	effects of acquisitions or divestitures;

•	economic strength and political stability of countries in which we have operations or serve customers;

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
Mining Segments
The maps that follow display our active mine locations as of December 31, 2016. Also shown are the primary ports that we use in Australia for coal exports and our corporate headquarters in St. Louis, Missouri.
U.S. Mining Operations - Powder River Basin, Midwestern, Western

Rawhide
Caballo
North Antelope Rochelle
Foidel Creek/
Twentymile
Kayenta
El Segundo
Lee Ranch
St. Louis
Corporate
Gateway
Bear Run
Francisco
Somerville
Wild Boar
Wildcat Hills
Cottage Grove
Surface
Underground
0
100
200
300
400
Miles
N
W
E
S
Peabody

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

Peabody Energy Corporation	2016 Form 10-K	3

As described more fully in Part 1, Item 1 under the heading “Transportation”, coal consumed in the U.S. is usually sold at the mine with transportation costs borne by the purchaser. Our U.S. mine sites are typically adjacent to a rail loop; however in limited circumstances coal may be trucked to a barge site. Title predominately passes to the purchaser at the rail or barge, as applicable.
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

Peabody Energy Corporation	2016 Form 10-K	4

Australian Mining Operations - Metallurgical, Thermal

500,000
1,000,000
7,400,000
6,900,000
6,400,000
N
S
W
E
Abbot Point
Bowen Basin
Dalrymple Bay
MacKay
Hay Point
Northern Missing Link
North Goonyella
Burton
Coppabella
Moorvale
Millennium
Galilee Basin
Styx Basin
Middlemount
Rockhampton
R G Tanna
Wiggins Island
Barney Point
Coral Sea
Bowen Basin
Great Dividing Range
Maryborough Basin
Southern Missing Link
Surat Basin
Tarong Basin
Brisbane
Fisherman Island
Queensland
Surat Basin
New South Wales
PACIFIC OCEAN
Gunnedah Basin
Wilpinjong
Wambo
Port Waratah/Kooragang
Newcastle
Newcastle
Sydney Basin
Tasman Sea
Sydney
Sydney
Metropolitan
Port Kembla
Oaklands Basin
Canberra
Victoria
AUSTRALIA
Surface/Underground
Surface
Underground
Rail
0
100
200
300
Kilometers
Peabody

Peabody Energy Corporation	2016 Form 10-K	5

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
As described more fully in Part 1, Item 1 under the heading “Transportation”, our Australian export coal is usually sold at the loading port, with purchasers paying ocean freight. We have generally secured our ability to transport coal in Australia through rail and port contracts and interests in five east coast coal export terminals. In Queensland, seaborne metallurgical and thermal coal from our mines is exported through the Dalrymple Bay Coal Terminal, in addition to the Abbot Point Coal Terminal used by our joint venture Middlemount Mine. In New South Wales, our primary ports for exporting metallurgical and thermal coal are at Port Kembla and Newcastle, which includes both the Port Waratah Coal Services terminal and the terminal operated by Newcastle Coal Infrastructure Group (NCIG).

Peabody Energy Corporation	2016 Form 10-K	6

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

(7)	Represents our majority-owned mines in which there is an outside non-controlling ownership interest.

Peabody Energy Corporation	2016 Form 10-K	7

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

Peabody Energy Corporation	2016 Form 10-K	8

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
We believe we have good relationships with U.S. and Australian rail carriers, port and barge companies due, in part, to our modern coal-loading facilities and the experience of our transportation coordinators. Refer to the table on page 7 in the foregoing "Mining Segments" section for a summary of transportation methods by mine.
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

Peabody Energy Corporation	2016 Form 10-K	9

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

Peabody Energy Corporation	2016 Form 10-K	10

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

Peabody Energy Corporation	2016 Form 10-K	11

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

Peabody Energy Corporation	2016 Form 10-K	12

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

Peabody Energy Corporation	2016 Form 10-K	13

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

Peabody Energy Corporation	2016 Form 10-K	14

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

Peabody Energy Corporation	2016 Form 10-K	15

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

Peabody Energy Corporation	2016 Form 10-K	16

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

Peabody Energy Corporation	2016 Form 10-K	17

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

Peabody Energy Corporation	2016 Form 10-K	18

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

Peabody Energy Corporation	2016 Form 10-K	19

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

Peabody Energy Corporation	2016 Form 10-K	20

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

Peabody Energy Corporation	2016 Form 10-K	21

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

Peabody Energy Corporation	2016 Form 10-K	22

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

Peabody Energy Corporation	2016 Form 10-K	23

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

Peabody Energy Corporation	2016 Form 10-K	24

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

Peabody Energy Corporation	2016 Form 10-K	25

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

Peabody Energy Corporation	2016 Form 10-K	26

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

Peabody Energy Corporation	2016 Form 10-K	27

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

Peabody Energy Corporation	2016 Form 10-K	28

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

Peabody Energy Corporation	2016 Form 10-K	29

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

Peabody Energy Corporation	2016 Form 10-K	30

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

Peabody Energy Corporation	2016 Form 10-K	31

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

Peabody Energy Corporation	2016 Form 10-K	32

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

Peabody Energy Corporation	2016 Form 10-K	33

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

Peabody Energy Corporation	2016 Form 10-K	34

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

Peabody Energy Corporation	2016 Form 10-K	35

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

Peabody Energy Corporation	2016 Form 10-K	36

We face numerous uncertainties in estimating our economically recoverable coal reserves and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.
Coal is economically recoverable when the price at which our coal can be sold exceeds the costs and expenses of mining and selling the coal. The costs and expenses of mining and selling the coal are determined on a mine-by-mine basis, and as a result the price at which our coal is economically recoverable varies based on the mine. Forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our reserve information on engineering, economic and geological data assembled and analyzed by our staff and third parties, which includes various engineers and geologists. The reserve estimates as to both quantity and quality are updated from time to time to reflect production of coal from the reserves and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of coal and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include:

•	Geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experience in areas we currently mine;

•	Current and future market prices for coal, contractual arrangements, operating costs and capital expenditures;

•	Severance and excise taxes, royalties and development and reclamation costs;

•	Future mining technology improvements;

•	The effects of regulation by governmental agencies;

•	Ability to obtain, maintain and renew all required permits;

•	Employee health and safety; and

•	Historical production from the area compared with production from other producing areas.

As a result, actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to our reserves may vary materially from estimates. These estimates thus may not accurately reflect our actual reserves. Any material inaccuracy in our estimates related to our reserves could result in lower than expected revenues, higher than expected costs or decreased profitability which could materially and adversely affect our business, results of operations, financial position and cash flows.
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

Peabody Energy Corporation	2016 Form 10-K	37

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

Peabody Energy Corporation	2016 Form 10-K	38

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

Peabody Energy Corporation	2016 Form 10-K	39

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

Peabody Energy Corporation	2016 Form 10-K	40

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

Peabody Energy Corporation	2016 Form 10-K	41

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

Peabody Energy Corporation	2016 Form 10-K	42

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
Below is a table summarizing the locations and proven and probable coal reserves of our major mining segments.

		Proven and Probable Reserves as of December 31, 2016 (1)
		Owned Tons	Leased Tons	Total Tons
Mining Segment	Locations
		(Tons in millions)
Powder River Basin Mining	Wyoming	—	2,713	2,713
Midwestern U.S. Mining	Illinois, Indiana and Kentucky	1,425	297	1,722
Western U.S. Mining	Arizona, New Mexico and Colorado	171	325	496
Total United States		1,596	3,335	4,931
Australian Metallurgical Mining	Queensland and New South Wales	—	418	418
Australian Thermal Mining	New South Wales	—	294	294
Total Australia		—	712	712
Total Proven and Probable Coal Reserves		1,596	4,047	5,643

(1)	Estimated proven and probable coal reserves have been adjusted to account for estimated process dilutions and losses during mining and processing involved in producing a saleable coal product.

Peabody Energy Corporation	2016 Form 10-K	43

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
Our estimate of the economic recoverability of our coal reserves is generally based upon a comparison of unassigned reserves to assigned reserves currently in production in the same geologic setting to determine an estimated mining cost. These estimated mining costs are compared to expected market prices for the quality of coal expected to be mined and take into consideration typical contractual sales agreements for the region and product. Where possible, we also review coal production by competitors in similar mining areas. Only coal reserves expected to be mined economically are included in our reserve estimates. Finally, our coal reserve estimates consider dilutions and losses during mining and processing for recoverability factors to estimate a saleable product. Factors impacting our assessment include geological conditions, production expectations for certain areas, the effects of regulation and taxes by governmental agencies, future price and operating cost assumptions and adverse changes in market conditions and mine closure activities. The estimates are also impacted by decreases resulting from current year production and increases resulting from information obtained from additional drilling. Our estimation as of December 31, 2016 reflected a net reduction compared to the prior year of 693 million tons of coal reserves. The decrease was driven by adverse changes in economic factors, mine plan changes and the sale of non-strategic coal reserves, partially offset from acquisitions and new drilling with the addition of 66 million production tons.
With respect to the accuracy of our coal reserve estimates, our experience is that recovered reserves are within plus or minus 10% of our proven and probable estimates, on average, and our probable estimates are generally within the same

Peabody Energy Corporation	2016 Form 10-K	44

statistical degree of accuracy when the necessary drilling is completed to move reserves from the probable to the proven classification.
For each mine or future mine, we employ a market-driven, risk adjusted capital allocation process to guide long-term mine planning of active operations and development projects for economically mineable coal. We refer to this process as Life-of-Mine (LOM) planning. The LOM plan projects, among other things, annual quantities and qualities for each coal product. The saleable product mix for a mine may include multiple thermal and metallurgical products with different targeted qualities. The expected volumes for each mine and product, as well as annual pricing forecasts for each product, developed as described below, and related cost forecasts, developed as described below, are then evaluated annually to determine the economically recoverable coal in the LOM plan.
Pricing
The pricing information used to establish our reserves includes internal, proprietary price forecasts and existing contract economics, in each case on a mine-by-mine and product-by-product basis. In general, our price forecasts are based on a thorough analytical process utilizing detailed supply and demand models, global economic indicators, projected foreign exchange rates, analyses of price relationships among various commodities, competing fuels analyses, projected steel demand, analyses of supplier costs, and other variables. Price forecasts, supply and demand models, and other key assumptions and analyses are stress tested against independent third-party research not commissioned by us to confirm the conclusions reached through our analytical processes, and our price forecasts fall within the ranges of the projections included in this third-party research. The development of the analyses, price forecasts, supply and demand models, and related assumptions are subject to multiple levels of management review.
Below is a description of some of the specific factors that we evaluate in developing our price forecasts for thermal and metallurgical coal products on a mine-by-mine and product-by-product basis. Differences between the assumptions and analyses included in our price forecasts and realized factors could cause actual pricing to differ from our forecasts.
Thermal
Several factors can influence thermal coal supply and demand and pricing. Demand is sensitive to total electric power generation volumes, which are determined in part by the impact of weather on heating and cooling demand, inter-fuel competition in the electric power generation mix, changes in capacity (additions and retirements), inter-basin or inter-country coal competition, coal stockpiles, and policy and regulations. Supply considerations impacting pricing include reserve positions, mining methods, strip ratios, production costs and capacity, and the cost of new supply (greenfield developments or extensions at existing mines).
In the United States, natural gas is the most significant substitute for thermal coal for electricity generation and can be one of the largest drivers of shifts in supply and demand and pricing. The competitiveness of natural gas as a generation fuel source has been strengthened by accelerated growth in domestic natural gas production over the last five years and comparatively low natural gas prices versus historic levels. The build out of renewable generation and subsidized power can also be a key driver of power market pricing and hence coal prices.
Internationally, thermal coal-fueled generation also competes with alternative forms of electric generation. The competiveness and availability of generation fueled by natural gas, oil, nuclear, hydro, wind, solar, and biomass vary by country and region and can have a meaningful impact on coal pricing. Policy and regulations, which vary from country to country, can also influence prices. In addition, seaborne thermal coal import demand can be significantly impacted by the availability of indigenous coal production, particularly in the two leading coal import countries, China and India, and the competitiveness of seaborne supply from leading thermal coal exporting countries, including Indonesia, Australia, Russia, Colombia, and South Africa.
Metallurgical
Several factors can influence metallurgical coal supply and demand and pricing. Demand is impacted by economic conditions and demand for steel, and is also impacted by competing technologies used to make steel, some of which do not use coal as a manufacturing input. Competition from other types of coal is also a key price consideration and can be impacted by coal quality and characteristics, delivered energy cost (including transportation costs), customer service and support, and reliability of supply.
Seaborne metallurgical coal import demand can also be significantly impacted by the availability of indigenous coal production, particularly in metallurgical coal import countries such as China and India, among others, as well as country-specific policies restricting or promoting domestic supply. The competitiveness of seaborne metallurgical coal

Peabody Energy Corporation	2016 Form 10-K	45

supply from coal exporting countries, including Australia, the United States, Russia, Canada, and Mongolia, among others, is also an important price consideration.
In addition to the factors noted above, the prices which may be obtained at each individual mine or future mine can be impacted by factors such as (i) the mine’s location, which impacts the total delivered energy costs to its customers, (ii) quality characteristics, particularly if they are unique relative to competing mines, (iii) assumed transportation costs, and (iv) other mine costs that are contractually passed on to customers in certain commercial relationships.
Costs
The cost estimates we use to establish our reserves are generally estimated according to internal processes that project future costs based on historic costs and expected future trends. The estimated costs normally include mining, processing, transportation, royalty, add-on tax, and other mining-related costs. Our estimated mining and processing costs reflect projected changes in prices of consumable commodities (mainly diesel fuel, explosives and steel), labor costs, geological and mining conditions, targeted product qualities, and other mining-related costs. Estimates for other sales-related costs (mainly transportation, royalty and add-on tax) are based on contractual prices or fixed rates. Specific factors that may impact the cost in our various operations include:

•
Geological settings. The geological characteristics of each mine are among the most important factors that determine the mining cost. Our geology department conducts the exploration program and provides geological models for the LOM process. Coal seam depth, thickness, dipping angle, partings, and quality constrain the available mining methods and size of operations. Shallow coal is typically mined by surface mining methods by which the primary cost is overburden removal. Deep coal is typically mined by underground mining methods where the primary costs include coal extraction and conveyance and roof control.

•
Scale of operations and the equipment sizes. For surface mines, our dragline systems generally have a lower unit cost than truck-and-shovel systems for overburden removal. The longwall operations generally are more cost effective than room-and-pillar operations for underground mines.

•
Commodity prices. For surface mines, the costs of diesel fuel and explosives are major components of the total mining cost. For underground mines, the steel used for roof bolts represents a significant cost. Forecasted commodity prices are used to project those costs in the financial models we use to establish our reserves.

•
Target product quality. By targeting a premium quality product, our mining and processing processes may experience more coal losses. By lowering product quality the coal losses can be minimized and therefore a lower cost per ton can be achieved. In our mine plans, the product qualities are estimated to correspond to existing contracts and forecasted market demands.

•
Transportation costs. Transportation costs vary by region. Most of our U.S. operations sell coal at mine loadouts. Therefore, no transportation expenses are included in our U.S. cost estimates. Our Australian operations sell coal at designated ports or local power plants. The estimated costs for our Australian operations include rail transportation and related fees at ports.

•
Royalty costs. Our royalty costs are based upon contractual agreements for the coal leased from governments or private owners. The royalty rates for coal leased from governments differ by country and, in some cases, by mining method. Estimated add-on taxes and other sales-related costs are determined according to government regulations or historic costs.

•
Exchange rates. Costs related to our Australian production are predominantly denominated in Australian dollars, while the Australian coal that we export is sold in U.S. dollars. As a result, Australian/U.S. dollar exchange rates impact the U.S. dollar cost of Australian production.

Based on our evaluations of the estimated prices for our coal, and costs and expenses of mining and selling our coal, which evaluations are performed on a mine-by-mine and product-by-product basis, we have concluded our reserves were economically recoverable as of December 31, 2016.

Peabody Energy Corporation	2016 Form 10-K	46

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

Peabody Energy Corporation	2016 Form 10-K	47

The following charts provide a summary, by mining complex, of production (in descending order by mining segment) for the years ended December 31, 2016, 2015 and 2014, tonnage of coal reserves that is assigned to our active operating mines, our property interest in those reserves and other characteristics of the facilities.

SUMMARY OF COAL PRODUCTION AND SULFUR CONTENT OF ASSIGNED RESERVES
(Tons in Millions)
	Production				Sulfur Content of Assigned Reserves as of December 31, 2016 (1)
					<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	As
					Sulfur	Sulfur	Sulfur	Received
	Year Ended December 31,			Type of	Dioxide per	Dioxide per	Dioxide per	Btu per
Segment/Mining Complex	2016	2015	2014	Coal	Million Btu	Million Btu	Million Btu	pound (2)
Powder River Basin Mining:
North Antelope Rochelle	92.9	109.3	118.0	T	1,920	—	—	8,800
Caballo	11.2	11.4	8.0	T	476	6	6	8,400
Rawhide	8.1	15.2	15.4	T	248	56	1	8,300
Total	112.2	135.9	141.4		2,644	62	7

Midwestern U.S. Mining:
Bear Run	7.3	7.9	8.4	T	4	28	208	11,000
Wild Boar	2.6	2.7	3.5	T	—	—	35	11,100
Somerville Central	2.3	3.0	3.4	T	—	—	15	11,200
Francisco Underground	2.1	2.9	3.1	T	—	—	28	11,500
Gateway North	1.8	1.8	2.5	T	—	—	61	10,800
Wildcat Hills Underground	1.5	1.7	2.0	T	—	—	29	12,100
Cottage Grove	0.2	1.1	1.9	T	—	—	5	12,200
Viking - Corning Pit (Closed in 2014)	—	—	0.1	T	—	—	—	NA
Total	17.8	21.1	24.9		4	28	381

Western U.S. Mining:
Kayenta	5.4	6.8	8.1	T	139	61	3	10,600
El Segundo	4.9	7.5	8.4	T	14	34	34	9,000
Twentymile	2.0	3.5	6.7	T	38	—	—	11,200
Lee Ranch	—	—	—	T	14	66	9	9,400
Total	12.3	17.8	23.2		205	161	46

Australian Metallurgical Mining:
Millennium	3.5	4.4	3.9	M/P	4	—	—	12,600
Coppabella	2.4	2.8	3.2	P	31	—	—	12,600
Moorvale	1.9	2.2	2.4	P	9	—	—	12,300
Metropolitan (3)	1.9	2.1	2.5	M	26	—	—	12,600
Burton	1.5	1.3	1.9	M/T	7	—	—	12,700
North Goonyella	1.3	2.6	2.9	M	87	—	—	12,700
Middlemount (4)	—	—	—	M/P	28	—	—	12,300
Total	12.5	15.4	16.8		192	—	—

Australian Thermal Mining:
Wilpinjong	14.0	12.0	14.4	T	149	—	—	10,000
Wambo (5)	6.8	6.5	6.5	M/T	145	—	—	11,800
Total	20.8	18.5	20.9		294	—	—
Total Assigned	175.6	208.7	227.2		3,339	251	434
T: Thermal
M: Metallurgical
P: Pulverized Coal Injection Metallurgical

Peabody Energy Corporation	2016 Form 10-K	48

ASSIGNED RESERVES (6)
AS OF DECEMBER 31, 2016
		Attributable Ownership					100% Project Basis					Modifying Factors (8)

(Tons in Millions)		Proven and					Proven and
Segment/Mining Complex	Interest	Probable Reserves	Owned	Leased	Surface	Under-ground	Probable Reserves	Owned	Leased	Surface	Under-ground	ROM Factor	Yield
Powder River Basin Mining:
North Antelope Rochelle	100%	1,920	—	1,920	1,920	—	1,920	—	1,920	1,920	—	93%	100%
Caballo	100%	488	—	488	488	—	488	—	488	488	—	90%	100%
Rawhide	100%	305	—	305	305	—	305	—	305	305	—	89%	100%
Total		2,713	—	2,713	2,713	—

Midwestern U.S. Mining:
Bear Run	100%	240	104	136	240	—	240	104	136	240	—	107%	70%
Wild Boar	100%	35	19	16	35	—	35	19	16	35	—	98%	81%
Somerville Central	100%	15	14	1	15	—	15	14	1	15	—	96%	72%
Francisco Underground	100%	28	5	23	—	28	28	5	23	—	28	75%	65%
Gateway North	100%	61	59	2	—	61	61	59	2	—	61	65%	65%
Wildcat Hills Underground	100%	29	11	18	—	29	29	11	18	—	29	74%	58%
Cottage Grove	100%	5	3	2	5	—	5	3	2	5	—	104%	82%
Total		413	215	198	295	118

Western U.S. Mining:
Kayenta	100%	203	—	203	203	—	203	—	203	203	—	88%	100%
El Segundo	100%	82	68	14	82	—	82	68	14	82	—	87%	100%
Twentymile	100%	38	10	28	—	38	38	10	28	—	38	93%	78%
Lee Ranch	100%	89	87	2	89	—	89	87	2	89	—	87%	100%
Total		412	165	247	374	38

Australian Metallurgical Mining:
Millennium	100%	4	—	4	4	—	4	—	4	4	—	100%	77%
Coppabella	73.3%	31	—	31	31	—	42	—	42	42	—	97%	73%
Moorvale	73.3%	9	—	9	9	—	12	—	12	12	—	106%	72%
Metropolitan (3)	100%	26	—	26	—	26	26	—	26	—	26	82%	78%
Burton	100%	7	—	7	7	—	7	—	7	7	—	102%	87%
North Goonyella	100%	87	—	87	—	87	87	—	87	—	87	100%	78%
Middlemount (4)	50.0%	28	—	28	28	—	56	—	56	56	—	85%	77%
Total		192	—	192	79	113

Australian Thermal Mining:
Wilpinjong	100%	149	—	149	149	—	149	—	149	149	—	108%	87%
Wambo (5)	100%	145	—	145	34	111	145	—	145	34	111	107%	69%
Total		294	—	294	183	111
Total Assigned		4,024	380	3,644	3,644	380

Peabody Energy Corporation	2016 Form 10-K	49

ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES (6)
AS OF DECEMBER 31, 2016
(Tons in Millions)

	Attributable Ownership					100% Project Basis

			Proven and					Proven and
	Total Tons		Probable			Total Tons		Probable
Coal Seam Location	Assigned	Unassigned	Reserves	Proven	Probable	Assigned	Unassigned	Reserves	Proven	Probable
Powder River Basin Mining (Wyoming)	2,713	—	2,713	2,587	126	2,713	—	2,713	2,587	126

Midwestern U.S. Mining:
Illinois	95	1,156	1,251	554	697	95	1,156	1,251	554	697
Indiana	318	29	347	289	58	318	29	347	289	58
Kentucky (7)	—	124	124	54	70	—	124	124	54	70
Total	413	1,309	1,722	897	825

Western U.S. Mining:
Arizona	203	—	203	203	—	203	—	203	203	—
New Mexico	171	—	171	171	—	171	—	171	171	—
Colorado	38	84	122	79	43	38	84	122	79	43
Total	412	84	496	453	43

Australian Metallurgical Mining:
New South Wales	26	—	26	6	20	26	—	26	6	20
Queensland	166	226	392	223	169	208	289	497	277	220
Total	192	226	418	229	189

Australian Thermal Mining (New South Wales)	294	—	294	237	57	294	—	294	237	57

Total Proven and Probable	4,024	1,619	5,643	4,403	1,240

Peabody Energy Corporation	2016 Form 10-K	50

ASSIGNED AND UNASSIGNED - RESERVE CONTROL AND MINING METHOD
AS OF DECEMBER 31, 2016
(Tons in Millions)

	Attributable Ownership				100% Project Basis

	Reserve Control		Mining Method		Reserve Control		Mining Method
Coal Seam Location	Owned	Leased	Surface	Underground	Owned	Leased	Surface	Underground
Powder River Basin Mining (Wyoming)	—	2,713	2,713	—	—	2,713	2,713	—

Midwestern U.S. Mining:
Illinois	1,217	34	9	1,242	1,217	34	9	1,242
Indiana	165	182	301	46	165	182	301	46
Kentucky (7)	43	81	—	124	43	81	—	124
Total	1,425	297	310	1,412

Western U.S. Mining:
Arizona	—	203	203	—	—	203	203	—
New Mexico	154	17	171	—	154	17	171	—
Colorado	17	105	—	122	17	105	—	122
Total	171	325	374	122

Australia Metallurgical Mining:
New South Wales	—	26	—	26	—	26	—	26
Queensland	—	392	179	213	—	497	249	248
Total	—	418	179	239

Australian Thermal Mining (New South Wales)	—	294	182	112	—	294	182	112

Total Proven and Probable	1,596	4,047	3,758	1,885

Peabody Energy Corporation	2016 Form 10-K	51

ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES - SULFUR CONTENT
AS OF DECEMBER 31, 2016
(Tons in Millions)

		Attributable Ownership			100% Project Basis
		Sulfur Content (1)			Sulfur Content (1)
		<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	As
		Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Received
	Type of	per	per	per	per	per	per	Btu
Coal Seam Location	Coal	Million Btu	Million Btu	Million Btu	Million Btu	Million Btu	Million Btu	per Pound (2)
Powder River Basin Mining (Wyoming)	T	2,644	62	7	2,644	62	7	8,700

Midwestern U.S. Mining:
Illinois	T	—	—	1,251	—	—	1,251	10,800
Indiana	T	4	28	315	4	28	315	11,000
Kentucky (7)	T	—	—	124	—	—	124	12,000
Total		4	28	1,690

Western U.S. Mining:
Arizona	T	139	61	3	139	61	3	10,600
New Mexico	T	28	100	43	28	100	43	9,200
Colorado	T	122	—	—	122	—	—	11,200
Total		289	161	46

Australia Metallurgical Mining:
New South Wales	M	26	—	—	26	—	—	12,600
Queensland	M/P/T	392	—	—	497	—	—	12,400
Total		418	—	—

Australian Thermal Mining (New South Wales)	T/M	294	—	—	294	—	—	10,800

Total Proven and Probable		3,649	251	1,743

T: Thermal
M: Metallurgical
P: Pulverized Coal Injection Metallurgical

Peabody Energy Corporation	2016 Form 10-K	52

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

(8)
The modifying factors reflect the assumptions which are utilized to convert coal quantities and qualities as in ground to run of mine (ROM) coal after mining, and eventually to saleable product coal after processing. Coal reserves are reported as an estimation of the final saleable quantity, which takes into account any losses and dilutions during mining and processing. We generally keep track of coal reserves through in place coal, ROM coal and product coal. In place coal for US underground reserves excludes planned barrier pillars, but includes regular pillars from projected underground extractions. In place coal for Australian underground reserves is exclusive of all planned pillars. The difference is due to historic practice and software used by each country. The ROM factor represents the estimated ROM coal in relation to the coal in place with considerations of coal losses, dilutions and remaining pillars during mining processes. The yield is the ratio of estimated saleable product coal over ROM coal tons with mainly processing loss considered.

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

Peabody Energy Corporation	2016 Form 10-K	53

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

Peabody Energy Corporation	2016 Form 10-K	54

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

Peabody Energy Corporation	2016 Form 10-K	55

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Summary
Demand for seaborne metallurgical coal for the year ended December 31, 2016 increased compared to 2015, driven by stronger demand in China following policy measures reducing domestic coal production and on stronger China steel production. Worldwide steel production increased by 0.8% in 2016, according to data recently published by the World Steel Association (WSA), with China's crude steel production up 1.2% compared to 2015. International seaborne metallurgical and thermal coal prices increased sharply in the second half of 2016, reaching multi-year highs driven by tightening coal supply and improved coal import demand from China. Benchmark pricing for premium low-vol hard coking coal (Premium HCC) and premium low-vol pulverized coal injection (Premium PCI) coal for 2016 and 2015 were as follows (on a per tonne basis):

Contract Commencement Month:	Premium HCC		Price (Decrease) Increase	Premium PCI Coal		Price (Decrease) Increase
	2016	2015	%	2016	2015	%
January	$81.00	$117.00	(31)%	$69.00	$99.00	(30)%
April	$84.00	$109.50	(23)%	$73.00	$92.50	(21)%
July	$92.50	$93.00	(1)%	$75.00	$73.00	3%
October	$200.00	$89.00	125%	$133.00	$71.00	87%
Spot pricing for Premium HCC, Premium PCI coal, and Newcastle index thermal coal, and prompt month pricing for Powder River Basin (PRB) 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the year ended December 31, 2016 is set forth in the table below. While these prices are related to our primary operating segments, (with the exception of our Western U.S. Mining segment, for which there is no similar spot or prompt pricing data available) such pricing is not necessarily indicative of the pricing we realized during the year since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from other coal producers and alternative fuels such as natural gas may also impact our realized pricing.

	High	Low	Average	December 31, 2016
Premium HCC	$300.00	$73.25	$143.24	$230.00
Premium PCI coal	$188.65	$65.65	$97.23	$112.10
Newcastle index thermal coal	$114.75	$48.80	$65.65	$88.40
PRB 8,800 Btu/Lb coal	$12.10	$8.48	$10.19	$12.10
Illinois Basin 11,500 Btu/Lb coal	$37.00	$28.50	$31.39	$35.00
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

Peabody Energy Corporation	2016 Form 10-K	56

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
Tons Sold
The following table presents tons sold by operating segment for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		(Decrease) Increase to Tons Sold
	2016	2015	Tons	%
	(Tons in millions)
Australian Metallurgical Mining	13.4	15.7	(2.3)	(14.6)%
Australian Thermal Mining	21.3	20.1	1.2	6.0%
Powder River Basin Mining	113.1	138.8	(25.7)	(18.5)%
Western U.S. Mining	13.7	17.9	(4.2)	(23.5)%
Midwestern U.S. Mining	18.3	21.2	(2.9)	(13.7)%
Total tons sold from mining segments	179.8	213.7	(33.9)	(15.9)%
Trading and Brokerage	7.0	15.1	(8.1)	(53.6)%
Total tons sold	186.8	228.8	(42.0)	(18.4)%

Peabody Energy Corporation	2016 Form 10-K	57

Supplemental Financial Data
The following table presents supplemental financial data by operating segment for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%

Revenues per Ton - Mining Operations
Australian Metallurgical	$81.41	$75.04	$6.37	8%
Australian Thermal	38.79	41.00	(2.21)	(5)%
Powder River Basin	13.02	13.45	(0.43)	(3)%
Western U.S.	38.30	38.09	0.21	1%
Midwestern U.S.	43.39	46.18	(2.79)	(6)%
Operating Costs per Ton - Mining Operations (1)
Australian Metallurgical	$82.63	$76.20	$6.43	8%
Australian Thermal	28.56	31.36	(2.80)	(9)%
Powder River Basin	9.66	9.97	(0.31)	(3)%
Western U.S.	30.90	27.78	3.12	11%
Midwestern U.S.	31.49	33.49	(2.00)	(6)%
Gross Margin per Ton - Mining Operations (1)
Australian Metallurgical	$(1.22)	$(1.16)	$(0.06)	(5)%
Australian Thermal	10.23	9.64	0.59	6%
Powder River Basin	3.36	3.48	(0.12)	(3)%
Western U.S.	7.40	10.31	(2.91)	(28)%
Midwestern U.S.	11.90	12.69	(0.79)	(6)%

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

Peabody Energy Corporation	2016 Form 10-K	58

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

Peabody Energy Corporation	2016 Form 10-K	59

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase (Decrease) to Adjusted EBITDA
	2016	2015	$	%
	(Dollars in millions)
Australian Metallurgical Mining	$(16.3)	$(18.2)	$1.9	10.4%
Australian Thermal Mining	217.6	193.6	24.0	12.4%
Powder River Basin Mining	379.9	482.9	(103.0)	(21.3)%
Western U.S. Mining	101.6	184.6	(83.0)	(45.0)%
Midwestern U.S. Mining	217.3	269.7	(52.4)	(19.4)%
Trading and Brokerage	(72.2)	27.0	(99.2)	(367.4)%
Corporate and Other	(335.7)	(705.0)	369.3	52.4%
Adjusted EBITDA	$492.2	$434.6	$57.6	13.3%
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

Peabody Energy Corporation	2016 Form 10-K	60

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
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment for the years ended December 31, 2016 and 2015:

			Increase
	Year Ended December 31,		to Income
	2016	2015	$	%
	(Dollars in millions)
Australian Metallurgical Mining	$(118.7)	$(178.9)	$60.2	33.7%
Australian Thermal Mining	(102.5)	(108.0)	5.5	5.1%
Powder River Basin Mining	(123.4)	(138.5)	15.1	10.9%
Western U.S. Mining	(45.2)	(55.3)	10.1	18.3%
Midwestern U.S. Mining	(56.2)	(69.0)	12.8	18.6%
Trading and Brokerage	(0.2)	(0.6)	0.4	66.7%
Corporate and Other	(19.2)	(21.9)	2.7	12.3%
Total	$(465.4)	$(572.2)	$106.8	18.7%

Peabody Energy Corporation	2016 Form 10-K	61

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

Peabody Energy Corporation	2016 Form 10-K	62

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

Peabody Energy Corporation	2016 Form 10-K	63

These adverse demand factors and the impact of excess metallurgical and thermal supply continued to weigh on international coal prices. Benchmark pricing Premium HCC and Premium PCI coal for 2015 and 2014 were as follows (on a per tonne basis):

Contract Commencement Month:	Premium HCC		Price Decrease	Premium PCI Coal		Price Decrease
	2015	2014		2015	2014
January	$117.00	$143.00	(18)%	$99.00	$116.00	(15)%
April	$109.50	$120.00	(9)%	$92.50	$100.00	(8)%
July	$93.00	$120.00	(23)%	$73.00	$100.00	(27)%
October	$89.00	$119.00	(25)%	$71.00	$99.00	(28)%
Spot pricing for Premium HCC, Premium PCI coal, and Newcastle index thermal coal, and prompt month pricing for Powder River Basin (PRB) 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the year ended December 31, 2015 is set forth in the table below. While these prices are related to our primary operating segments, (with the exception of our Western U.S. Mining segment, for which there is no similar spot or prompt pricing data available) such pricing is not necessarily indicative of the pricing we realized during the year since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from other coal producers and alternative fuels such as natural gas may also impact our realized pricing.

	High	Low	Average	December 31, 2015
Premium HCC	$110.05	$72.00	$87.07	$76.45
Premium PCI coal	$94.10	$61.65	$73.48	$67.95
Newcastle index thermal coal	$71.10	$50.60	$58.94	$50.60
PRB 8,800 Btu/Lb coal	$12.27	$9.43	$10.44	$10.36
Illinois Basin 11,500 Btu/Lb coal	$36.00	$29.50	$31.49	$31.60
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

Peabody Energy Corporation	2016 Form 10-K	64

Tons Sold
The following table presents tons sold by operating segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Decrease to Tons Sold
	2015	2014	Tons	%
	(Tons in millions)
Australian Metallurgical Mining	15.7	17.2	(1.5)	(8.7)%
Australian Thermal Mining	20.1	21.0	(0.9)	(4.3)%
Powder River Basin Mining	138.8	142.6	(3.8)	(2.7)%
Western U.S. Mining	17.9	23.8	(5.9)	(24.8)%
Midwestern U.S. Mining	21.2	25.0	(3.8)	(15.2)%
Total tons sold from mining segments	213.7	229.6	(15.9)	(6.9)%
Trading and Brokerage	15.1	20.2	(5.1)	(25.2)%
Total tons sold	228.8	249.8	(21.0)	(8.4)%

Peabody Energy Corporation	2016 Form 10-K	65

Supplemental Financial Data
The following table presents supplemental financial data by operating segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		(Decrease) Increase
	2015	2014	$	%

Revenues per Ton - Mining Operations
Australian Metallurgical	$75.04	$93.81	$(18.77)	(20)%
Australian Thermal	41.00	50.46	(9.46)	(19)%
Powder River Basin	13.45	13.49	(0.04)	—%
Western U.S.	38.09	37.90	0.19	1%
Midwestern U.S.	46.18	47.99	(1.81)	(4)%
Operating Costs per Ton - Mining Operations (1)
Australian Metallurgical	$76.20	$102.60	$(26.40)	(26)%
Australian Thermal	31.36	37.87	(6.51)	(17)%
Powder River Basin	9.97	9.92	0.05	1%
Western U.S.	27.78	26.69	1.09	4%
Midwestern U.S.	33.49	35.70	(2.21)	(6)%
Gross Margin per Ton - Mining Operations (1)
Australian Metallurgical	$(1.16)	$(8.79)	$7.63	87%
Australian Thermal	9.64	12.59	(2.95)	(23)%
Powder River Basin	3.48	3.57	(0.09)	(3)%
Western U.S.	10.31	11.21	(0.90)	(8)%
Midwestern U.S.	12.69	12.29	0.40	3%

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

Peabody Energy Corporation	2016 Form 10-K	66

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

Peabody Energy Corporation	2016 Form 10-K	67

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments for the years ended December 31, 2015 and 2014:

			Increase (Decrease) to
	Year Ended December 31,		Adjusted EBITDA
	2015	2014	$	%
	(Dollars in millions)
Australian Metallurgical Mining	$(18.2)	$(151.1)	$132.9	88.0%
Australian Thermal Mining	193.6	264.1	(70.5)	(26.7)%
Powder River Basin Mining	482.9	509.0	(26.1)	(5.1)%
Western U.S. Mining	184.6	266.9	(82.3)	(30.8)%
Midwestern U.S. Mining	269.7	306.9	(37.2)	(12.1)%
Trading and Brokerage	27.0	14.9	12.1	81.2%
Corporate and Other	(705.0)	(396.7)	(308.3)	77.7%
Adjusted EBITDA	$434.6	$814.0	$(379.4)	(46.6)%
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

Peabody Energy Corporation	2016 Form 10-K	68

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
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Australian Metallurgical Mining	$5.27	$4.86
Australian Thermal Mining	2.51	3.09
Powder River Basin Mining	0.69	0.70
Western U.S. Mining	0.93	0.94
Midwestern U.S. Mining	0.45	0.46

Peabody Energy Corporation	2016 Form 10-K	69

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

Peabody Energy Corporation	2016 Form 10-K	70

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

Peabody Energy Corporation	2016 Form 10-K	71

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

Peabody Energy Corporation	2016 Form 10-K	72

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

Peabody Energy Corporation	2016 Form 10-K	73

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

Peabody Energy Corporation	2016 Form 10-K	74

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

Peabody Energy Corporation	2016 Form 10-K	75

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

Peabody Energy Corporation	2016 Form 10-K	76

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

Peabody Energy Corporation	2016 Form 10-K	77

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2016:

	Payments Due By Year
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations (principal and interest) (1)	$9,377.6	$490.2	$2,363.8	$2,343.9	$4,179.7
Capital lease obligations (principal and interest)	27.3	7.3	9.4	1.0	9.6
Operating lease obligations(2)	372.9	148.7	160.6	37.0	26.6
Unconditional purchase obligations(3)	7.4	7.4	—	—	—
Coal reserve lease and royalty obligations	53.8	6.1	10.9	10.2	26.6
Take-or-pay obligations(4)	1,596.9	209.9	379.7	234.7	772.6
Other long-term liabilities(5)	3,240.6	239.1	339.7	437.2	2,224.6
Total contractual cash obligations	$14,676.5	$1,108.7	$3,264.1	$3,064.0	$7,239.7

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

Peabody Energy Corporation	2016 Form 10-K	78

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
See Note 4. "Asset Impairment" to our consolidated financial statements for additional information regarding impairment charges.

Peabody Energy Corporation	2016 Form 10-K	79

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

	For Year Ended December 31, 2016
	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(Dollars in millions)
Health care cost trend rate:
Effect on total net periodic postretirement benefit cost	$10.6	$(9.3)
Effect on total postretirement benefit obligation	$67.0	$(61.9)

	For Year Ended December 31, 2016
	One-Half Percentage- Point Increase	One-Half Percentage- Point Decrease
	(Dollars in millions)
Discount rate:
Effect on total net periodic postretirement benefit cost	$(2.3)	$2.2
Effect on total postretirement benefit obligation	$(39.4)	$44.7

Peabody Energy Corporation	2016 Form 10-K	80

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

Peabody Energy Corporation	2016 Form 10-K	81

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

Peabody Energy Corporation	2016 Form 10-K	82

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEABODY ENERGY CORPORATION

/s/ GLENN L. KELLOW
Glenn L. Kellow President and Chief Executive Officer
Date: July 10, 2017

Peabody Energy Corporation	2016 Form 10-K	83

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

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

10.124
Share Sale and Purchase Agreement entered into as of November 3, 2016 by and among Peabody Australia Mining Pty Ltd, Peabody Energy Australia Pty Ltd, South32 Aluminium (Holdings) Pty Ltd, and South32 Treasury Limited. (Incorporated by reference to Exhibit 10.124 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

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

10.127
Amendment to Private Placement Agreement entered into as of February 8, 2017 by and among the Registrant and certain of its creditors party thereto. (Incorporated by reference to Exhibit 10.127 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

10.128
Notice Letter and Term Sheet dated as of February 15, 2017, for Amendments to the Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association. (Incorporated by reference to Exhibit 10.128 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

10.129
Settlement Agreement dated as of March 13, 2017 by and among the Registrant, certain subsidiaries of the Registrant, and the United Mine Workers of America 1974 Pension Plan and Trust (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2017).

21	List of Subsidiaries. (Incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).
23
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (Incorporated by reference to Exhibit 23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

31.1
Certification of periodic financial report by the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 31.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

Exhibit No.	Description of Exhibit

31.2
Certification of periodic financial report by the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 31.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

31.3†
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

32.1
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Executive Officer. (Incorporated by reference to Exhibit 32.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

32.2
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Financial Officer. (Incorporated by reference to Exhibit 32.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

95	Mine Safety Disclosure required by Item 104 of Regulation S-K. (Incorporated by reference to Exhibit 95 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).
101
Interactive Data File (Form 10-K for the year ended December 31, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.” (Incorporated by reference to Exhibit 101 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

*	These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(a)(3) and 15(b) of this report.

†	Filed herewith.