Form 10-K/A
period 2016-12-31
PEABODY ENERGY CORP
filed 2017-08-14
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K/A
(Amendment No. 2)

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
Peabody Energy Corporation (Peabody or the Company) is filing this Amendment No. 2 on Form 10-K/A (Amended Filing) in order to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed March 22, 2017 (Original Filing) and as amended on July 10, 2017 (Amendment No. 1), to correct for an immaterial error in the previously reported 2014 through 2016 financial statements. When determining whether a valuation allowance was required to reduce the deferred tax assets of one of our tax paying components to an amount that was more likely than not to be realized, we inappropriately considered the future reversal of existing temporary differences from another tax paying component as a source of taxable income. The initial error occurred in 2013 and resulted in a $251.3 million understatement of the required valuation allowance and an overstatement of retained earnings of the same amount. Although the error does not materially impact the statements of operations for the three year period presented in the Consolidated Financial Statements included in this Form 10-K/A, the effect of correcting the entire cumulative balance sheet difference in the current period would be material to the current period results. The correction of the error increased the reported net deferred tax liability by $156.3 million and $166.8 million and increased the accumulated deficit balance by those same amounts as of December 31, 2016 and 2015, respectively, compared to the amounts previously reported. This error had no impact on our cash flows from operations for any of those years. The following items were impacted by these corrected disclosures:

•	Part II. Item 6. - We corrected the items impacted as a result of the error.

•
Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - We corrected the items impacted as a result of the error and updated the comparative disclosure as applicable.

•
Part II. Item 9A. Controls and Procedures - We amended this item to disclose the material weakness that was identified as a result of the error and to include the revised audit report of our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2016.

•
Part IV. Item 15. Exhibits and Financial Statements - We corrected the items impacted in the financial statements, included a revised audit report of our independent registered public accounting firm on our financial statements, and updated Note 1. "Summary of Significant Accounting Policies", Note 12. "Income Taxes", Note 23. "Earnings per Share (EPS)", Note 28. "Summary of Quarterly Financial Information (Unaudited)", Note 29. "Segment and Geographical Information" and Note 30. "Supplemental Guarantor/Non-Guarantor Financial Information", as well as Schedule II - Valuation and Qualifying Accounts, as applicable.

Other than as expressly set forth above and except with respect to certain conforming changes made to our Exhibit Index, this Amended Filing does not, and does not purport to, update or restate the information in the Original Filing or Amendment No. 1 or reflect any events that have occurred after the Original Filing was filed. See our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission subsequent to our Original Filing for updated information.
We are including currently dated certifications by our Principal Executive Officer and Principal Accounting and Financial Officer as Exhibits 31.5 and 31.6 under Section 302 and Exhibits 32.3 and 32.4 under Section 906 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (Exchange Act).

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

•	Peabody Energy’s ability to use cash collateral and the possibility that Peabody Energy may be required to post additional cash collateral to secure its obligations;

•	the effect of the Chapter 11 Cases on our relationships with third parties, regulatory authorities and employees;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity, results of operations, or business prospects;

•	our ability to execute our business and restructuring plan;

•	increased administrative and legal costs related to the Chapter 11 Cases and other litigation and the inherent risks involved in a bankruptcy process;

•	the cost, availability and access to capital and financial markets, including the ability to secure new financing after emerging from the Chapter 11 Cases; and

•	the risk that the Chapter 11 Cases will disrupt or impede our international operations, including our business operations in Australia.

Peabody Energy Corporation	2016 Form 10-K/A	i

Other factors

•	competition in the energy market and supply and demand for our coal products, including the impact of alternative energy sources, such as natural gas and renewables;

•	global steel demand and the downstream impact on metallurgical coal prices, and lower demand for our products by electric power generators;

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

•	our ability to generate sufficient cash to service all of our expected post-emergence indebtedness;

•	our post-emergence debt instruments and capital structure will place certain limits on our ability to pay dividends and repurchase common stock;

•	our ability to comply with financial and other restrictive covenants in various agreements, including the credit facility contemplated by the Plan; and

•	other risks and factors, including those discussed in "Legal Proceedings," set forth Part I, Item 3 of this report and “Risk Factors,” set forth in Part I, Item 1A of this report.

Peabody Energy Corporation	2016 Form 10-K/A	ii

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements, except as required by the federal securities laws.

Peabody Energy Corporation	2016 Form 10-K/A	iii

Peabody Energy Corporation	2016 Form 10-K/A	1

PART II
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
We have derived the selected historical financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 from our audited financial statements, adjusted retrospectively for items subsequently classified as discontinued operations and the implementation of certain accounting literature, and for the revisions described in the section entitled Correction of Prior Period Financial Information in Note 1 of the 2016 audited financial statements. Also, all share and per share data have been retroactively restated to reflect the September 30, 2015 1-for-15 reverse stock split. The following table should be read in conjunction with the accompanying financial statements, including the related notes to those financial statements, and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Peabody Energy Corporation	2016 Form 10-K/A	2

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, Part I, Item 1A. “Risk Factors” of this report includes a discussion of risk factors that could impact our future results of operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share data)
Results of Operations Data
Total revenues	$4,715.3	$5,609.2	$6,792.2	$7,013.7	$8,077.5
Costs and expenses	4,992.2	7,074.0	6,927.3	7,338.5	7,905.0
Operating (loss) profit	(276.9)	(1,464.8)	(135.1)	(324.8)	172.5
Interest expense, net	322.4	525.5	412.8	409.5	381.1
Reorganization items, net	159.0	—	—	—	—
Loss from continuing operations before income taxes	(758.3)	(1,990.3)	(547.9)	(734.3)	(208.6)
Income tax (benefit) provision	(94.5)	(207.1)	147.4	(197.0)	262.3
Loss from continuing operations, net of income taxes	(663.8)	(1,783.2)	(695.3)	(537.3)	(470.9)
Loss from discontinued operations, net of income taxes	(57.6)	(175.0)	(28.2)	(226.6)	(104.2)
Net loss	(721.4)	(1,958.2)	(723.5)	(763.9)	(575.1)
Less: Net income attributable to noncontrolling interests	7.9	7.1	9.7	12.3	10.6
Net loss attributable to common stockholders	$(729.3)	$(1,965.3)	$(733.2)	$(776.2)	$(585.7)

Basic and diluted EPS - Loss from continuing operations	$(36.72)	$(98.65)	$(39.51)	$(30.91)	$(26.95)
Weighted average shares used in calculating basic and diluted EPS	18.3	18.1	17.9	17.8	17.9
Dividends declared per share	$—	$0.075	$5.100	$5.100	$5.100
Other Data
Tons produced	175.6	208.7	227.2	218.4	225.4
Tons sold	186.8	228.8	249.8	251.7	248.5
Net cash provided by (used in) continuing operations:
Operating activities	$(22.9)	$18.9	$441.0	$780.1	$1,599.8
Investing activities	(244.1)	(290.0)	(314.5)	(514.2)	(1,070.1)
Financing activities	907.9	267.7	(168.1)	(321.5)	(663.3)
Adjusted EBITDA	492.2	434.6	814.0	1,047.2	1,836.5
Balance Sheet Data (at period end)
Total assets	$11,777.7	$10,946.9	$13,126.4	$14,069.5	$15,721.7
Total long-term debt (including capital leases)	7,791.4	6,241.2	5,922.1	5,938.5	6,156.6
Total stockholders’ equity	181.5	751.7	2,529.0	3,696.6	4,938.8

Peabody Energy Corporation	2016 Form 10-K/A	3

Adjusted EBITDA is calculated as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
		(Dollars in millions)
Loss from continuing operations, net of income taxes	$(663.8)	$(1,783.2)	$(695.3)	$(537.3)	$(470.9)
Depreciation, depletion and amortization	465.4	572.2	655.7	740.3	663.4
Asset retirement obligation expenses	41.8	45.5	81.0	66.5	67.0
Asset impairment and mine closure costs	247.9	1,277.8	154.4	528.3	929.0
Selling and administrative expenses related to debt restructuring	21.5	—	—	—	—
Settlement charges related to the Patriot bankruptcy reorganization	—	—	—	30.6	—
Change in deferred tax asset valuation allowance related to equity affiliates	(7.5)	(1.0)	52.3	—	—
Amortization of basis difference related to equity affiliates	—	4.9	5.7	6.3	4.6
Interest expense, net	322.4	525.5	412.8	409.5	381.1
Reorganization items, net	159.0	—	—	—	—
Income tax (benefit) provision	(94.5)	(207.1)	147.4	(197.0)	262.3
Adjusted EBITDA	$492.2	$434.6	$814.0	$1,047.2	$1,836.5

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

Peabody Energy Corporation	2016 Form 10-K/A	4

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

Peabody Energy Corporation	2016 Form 10-K/A	5

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

Peabody Energy Corporation	2016 Form 10-K/A	6

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

Peabody Energy Corporation	2016 Form 10-K/A	7

Net loss attributable to common stockholders was $729.3 million for the year ended December 31, 2016, a decrease of $1,236.0 million compared to the net loss attributable to common stockholders of $1,965.3 million in the prior year. Overall, Adjusted EBITDA of $492.2 million for the year ended December 31, 2016 reflected a year-over-year increase of $57.6 million. In addition to higher Adjusted EBITDA, the results were favorably impacted by lower asset impairment charges and decreased interest expense. These factors were partially offset by reorganization items recorded in connection with our Chapter 11 Cases.
As of December 31, 2016, our available liquidity was approximately $0.9 billion consisting of cash and cash equivalents. Refer to the "Liquidity and Capital Resources" section contained within this Item 7 for further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		(Decrease) Increase to Tons Sold
	2016	2015	Tons	%
	(Tons in millions)
Australian Metallurgical Mining	13.4	15.7	(2.3)	(14.6)%
Australian Thermal Mining	21.3	20.1	1.2	6.0%
Powder River Basin Mining	113.1	138.8	(25.7)	(18.5)%
Western U.S. Mining	13.7	17.9	(4.2)	(23.5)%
Midwestern U.S. Mining	18.3	21.2	(2.9)	(13.7)%
Total tons sold from mining segments	179.8	213.7	(33.9)	(15.9)%
Trading and Brokerage	7.0	15.1	(8.1)	(53.6)%
Total tons sold	186.8	228.8	(42.0)	(18.4)%

Peabody Energy Corporation	2016 Form 10-K/A	8

Supplemental Financial Data
The following table presents supplemental financial data by operating segment for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%

Revenues per Ton - Mining Operations
Australian Metallurgical	$81.41	$75.04	$6.37	8%
Australian Thermal	38.79	41.00	(2.21)	(5)%
Powder River Basin	13.02	13.45	(0.43)	(3)%
Western U.S.	38.30	38.09	0.21	1%
Midwestern U.S.	43.39	46.18	(2.79)	(6)%
Operating Costs per Ton - Mining Operations (1)
Australian Metallurgical	$82.63	$76.20	$6.43	8%
Australian Thermal	28.56	31.36	(2.80)	(9)%
Powder River Basin	9.66	9.97	(0.31)	(3)%
Western U.S.	30.90	27.78	3.12	11%
Midwestern U.S.	31.49	33.49	(2.00)	(6)%
Gross Margin per Ton - Mining Operations (1)
Australian Metallurgical	$(1.22)	$(1.16)	$(0.06)	(5)%
Australian Thermal	10.23	9.64	0.59	6%
Powder River Basin	3.36	3.48	(0.12)	(3)%
Western U.S.	7.40	10.31	(2.91)	(28)%
Midwestern U.S.	11.90	12.69	(0.79)	(6)%

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

Peabody Energy Corporation	2016 Form 10-K/A	9

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

Peabody Energy Corporation	2016 Form 10-K/A	10

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase (Decrease) to Adjusted EBITDA
	2016	2015	$	%
	(Dollars in millions)
Australian Metallurgical Mining	$(16.3)	$(18.2)	$1.9	10.4%
Australian Thermal Mining	217.6	193.6	24.0	12.4%
Powder River Basin Mining	379.9	482.9	(103.0)	(21.3)%
Western U.S. Mining	101.6	184.6	(83.0)	(45.0)%
Midwestern U.S. Mining	217.3	269.7	(52.4)	(19.4)%
Trading and Brokerage	(72.2)	27.0	(99.2)	(367.4)%
Corporate and Other	(335.7)	(705.0)	369.3	52.4%
Adjusted EBITDA	$492.2	$434.6	$57.6	13.3%
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

Peabody Energy Corporation	2016 Form 10-K/A	11

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
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment for the years ended December 31, 2016 and 2015:

			Increase
	Year Ended December 31,		to Income
	2016	2015	$	%
	(Dollars in millions)
Australian Metallurgical Mining	$(118.7)	$(178.9)	$60.2	33.7%
Australian Thermal Mining	(102.5)	(108.0)	5.5	5.1%
Powder River Basin Mining	(123.4)	(138.5)	15.1	10.9%
Western U.S. Mining	(45.2)	(55.3)	10.1	18.3%
Midwestern U.S. Mining	(56.2)	(69.0)	12.8	18.6%
Trading and Brokerage	(0.2)	(0.6)	0.4	66.7%
Corporate and Other	(19.2)	(21.9)	2.7	12.3%
Total	$(465.4)	$(572.2)	$106.8	18.7%

Peabody Energy Corporation	2016 Form 10-K/A	12

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
Loss from Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes, for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase (Decrease) to Income
	2016	2015	$	%
	(Dollars in millions)
Loss from continuing operations before income taxes	$(758.3)	$(1,990.3)	$1,232.0	61.9%
Income tax benefit	(94.5)	(207.1)	(112.6)	(54.4)%
Loss from continuing operations, net of income taxes	$(663.8)	$(1,783.2)	$1,119.4	62.8%
Results from continuing operations, net of income taxes, increased for the year ended December 31, 2016 compared to the prior year due to the effect of higher before-tax earnings, partially offset by the unfavorable effect of income taxes.

Peabody Energy Corporation	2016 Form 10-K/A	13

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
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase (Decrease) to Income
	2016	2015	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(663.8)	$(1,783.2)	$1,119.4	62.8%
Loss from discontinued operations, net of income taxes	(57.6)	(175.0)	117.4	67.1%
Net loss	(721.4)	(1,958.2)	1,236.8	63.2%
Net income attributable to noncontrolling interests	7.9	7.1	(0.8)	(11.3)%
Net loss attributable to common stockholders	$(729.3)	$(1,965.3)	$1,236.0	62.9%
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
Diluted EPS
The following table presents diluted EPS for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase to EPS
	2016	2015	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(36.72)	$(98.65)	$61.93	62.8%
Loss from discontinued operations	(3.15)	(9.64)	6.49	67.3%
Net loss	$(39.87)	$(108.29)	$68.42	63.2%
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

Peabody Energy Corporation	2016 Form 10-K/A	14

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
Net loss attributable to common stockholders was $1,965.3 million for the year ended December 31, 2015, an increase of $1,209.0 million compared to the net loss attributable to common stockholders of $733.2 million in the prior year. The increased loss reflected an adverse impact from asset impairment charges, a year-over-year decrease in Adjusted EBITDA and unfavorable results from discontinued operations. Those factors were partially offset by a favorable income tax variance.
As mentioned above, we recognized material impairments during the year ended December 31, 2015 ($1,277.8 million). Additional information surrounding those charges may be found in Note 4. "Asset Impairment" to the accompanying consolidated financial statements.

Peabody Energy Corporation	2016 Form 10-K/A	15

Tons Sold
The following table presents tons sold by operating segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Decrease to Tons Sold
	2015	2014	Tons	%
	(Tons in millions)
Australian Metallurgical Mining	15.7	17.2	(1.5)	(8.7)%
Australian Thermal Mining	20.1	21.0	(0.9)	(4.3)%
Powder River Basin Mining	138.8	142.6	(3.8)	(2.7)%
Western U.S. Mining	17.9	23.8	(5.9)	(24.8)%
Midwestern U.S. Mining	21.2	25.0	(3.8)	(15.2)%
Total tons sold from mining segments	213.7	229.6	(15.9)	(6.9)%
Trading and Brokerage	15.1	20.2	(5.1)	(25.2)%
Total tons sold	228.8	249.8	(21.0)	(8.4)%

Peabody Energy Corporation	2016 Form 10-K/A	16

Supplemental Financial Data
The following table presents supplemental financial data by operating segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		(Decrease) Increase
	2015	2014	$	%

Revenues per Ton - Mining Operations
Australian Metallurgical	$75.04	$93.81	$(18.77)	(20)%
Australian Thermal	41.00	50.46	(9.46)	(19)%
Powder River Basin	13.45	13.49	(0.04)	—%
Western U.S.	38.09	37.90	0.19	1%
Midwestern U.S.	46.18	47.99	(1.81)	(4)%
Operating Costs per Ton - Mining Operations (1)
Australian Metallurgical	$76.20	$102.60	$(26.40)	(26)%
Australian Thermal	31.36	37.87	(6.51)	(17)%
Powder River Basin	9.97	9.92	0.05	1%
Western U.S.	27.78	26.69	1.09	4%
Midwestern U.S.	33.49	35.70	(2.21)	(6)%
Gross Margin per Ton - Mining Operations (1)
Australian Metallurgical	$(1.16)	$(8.79)	$7.63	87%
Australian Thermal	9.64	12.59	(2.95)	(23)%
Powder River Basin	3.48	3.57	(0.09)	(3)%
Western U.S.	10.31	11.21	(0.90)	(8)%
Midwestern U.S.	12.69	12.29	0.40	3%

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

Peabody Energy Corporation	2016 Form 10-K/A	17

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

Peabody Energy Corporation	2016 Form 10-K/A	18

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments for the years ended December 31, 2015 and 2014:

			Increase (Decrease) to
	Year Ended December 31,		Adjusted EBITDA
	2015	2014	$	%
	(Dollars in millions)
Australian Metallurgical Mining	$(18.2)	$(151.1)	$132.9	88.0%
Australian Thermal Mining	193.6	264.1	(70.5)	(26.7)%
Powder River Basin Mining	482.9	509.0	(26.1)	(5.1)%
Western U.S. Mining	184.6	266.9	(82.3)	(30.8)%
Midwestern U.S. Mining	269.7	306.9	(37.2)	(12.1)%
Trading and Brokerage	27.0	14.9	12.1	81.2%
Corporate and Other	(705.0)	(396.7)	(308.3)	77.7%
Adjusted EBITDA	$434.6	$814.0	$(379.4)	(46.6)%
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

Peabody Energy Corporation	2016 Form 10-K/A	19

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
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Australian Metallurgical Mining	$5.27	$4.86
Australian Thermal Mining	2.51	3.09
Powder River Basin Mining	0.69	0.70
Western U.S. Mining	0.93	0.94
Midwestern U.S. Mining	0.45	0.46

Peabody Energy Corporation	2016 Form 10-K/A	20

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
Loss from Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes, for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		(Decrease) Increase to Income
	2015	2014	$	%
	(Dollars in millions)
Loss from continuing operations before income taxes	$(1,990.3)	$(547.9)	$(1,442.4)	(263.3)%
Income tax (benefit) provision	(207.1)	147.4	354.5	240.5%
Loss from continuing operations, net of income taxes	$(1,783.2)	$(695.3)	$(1,087.9)	(156.5)%
Results from continuing operations, net of income taxes, declined for the year ended December 31, 2015 compared to the prior year due to the effect lower before-tax earnings, partially offset by the favorable effect of income taxes.

Peabody Energy Corporation	2016 Form 10-K/A	21

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
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		(Decrease) Increase to Income
	2015	2014	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(1,783.2)	$(695.3)	$(1,087.9)	(156.5)%
Loss from discontinued operations, net of income taxes	(175.0)	(28.2)	(146.8)	(520.6)%
Net loss	(1,958.2)	(723.5)	(1,234.7)	(170.7)%
Net income attributable to noncontrolling interests	7.1	9.7	2.6	26.8%
Net loss attributable to common stockholders	$(1,965.3)	$(733.2)	$(1,232.1)	(168.0)%
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
Diluted EPS
The following table presents diluted EPS for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Decrease to EPS
	2015	2014	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(98.65)	$(39.51)	$(59.14)	(149.7)%
Loss from discontinued operations	(9.64)	(1.57)	(8.07)	(514.0)%
Net loss	$(108.29)	$(41.08)	$(67.21)	(163.6)%
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

Peabody Energy Corporation	2016 Form 10-K/A	22

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

Peabody Energy Corporation	2016 Form 10-K/A	23

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

Peabody Energy Corporation	2016 Form 10-K/A	24

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

Peabody Energy Corporation	2016 Form 10-K/A	25

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

Peabody Energy Corporation	2016 Form 10-K/A	26

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

Peabody Energy Corporation	2016 Form 10-K/A	27

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

Peabody Energy Corporation	2016 Form 10-K/A	28

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2016:

	Payments Due By Year
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations (principal and interest) (1)	$9,377.6	$490.2	$2,363.8	$2,343.9	$4,179.7
Capital lease obligations (principal and interest)	27.3	7.3	9.4	1.0	9.6
Operating lease obligations(2)	372.9	148.7	160.6	37.0	26.6
Unconditional purchase obligations(3)	7.4	7.4	—	—	—
Coal reserve lease and royalty obligations	53.8	6.1	10.9	10.2	26.6
Take-or-pay obligations(4)	1,596.9	209.9	379.7	234.7	772.6
Other long-term liabilities(5)	3,240.6	239.1	339.7	437.2	2,224.6
Total contractual cash obligations	$14,676.5	$1,108.7	$3,264.1	$3,064.0	$7,239.7

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
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying consolidated balance sheets. As of August 14, 2017, we do not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities already provided for in the consolidated balance sheet as of December 31, 2016. However, we could experience a decline in our liquidity as financial assurances associated with reclamation bonding requirements, bank guarantees, surety bonds or other obligations are required to be collateralized by cash or letters of credit.
Guarantees and Other Financial Instruments with Off-Balance Sheet Risk. See Note 25. "Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees" to our consolidated financial statements for a discussion of our accounts receivable securitization program and guarantees and other financial instruments with off-balance sheet risk.

Peabody Energy Corporation	2016 Form 10-K/A	29

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
See Note 4. "Asset Impairment" to our consolidated financial statements for additional information regarding impairment charges.

Peabody Energy Corporation	2016 Form 10-K/A	30

Income Taxes.  We account for income taxes in accordance with accounting guidance which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. In our evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in carryback years. As of December 31, 2016, we had valuation allowances for income taxes totaling $4,037.5 million. If actual results differ from the assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period such determination is made.
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

	For Year Ended December 31, 2016
	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(Dollars in millions)
Health care cost trend rate:
Effect on total net periodic postretirement benefit cost	$10.6	$(9.3)
Effect on total postretirement benefit obligation	$67.0	$(61.9)

	For Year Ended December 31, 2016
	One-Half Percentage- Point Increase	One-Half Percentage- Point Decrease
	(Dollars in millions)
Discount rate:
Effect on total net periodic postretirement benefit cost	$(2.3)	$2.2
Effect on total postretirement benefit obligation	$(39.4)	$44.7

Peabody Energy Corporation	2016 Form 10-K/A	31

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

Peabody Energy Corporation	2016 Form 10-K/A	32

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
As of December 31, 2016, the end of the period covered by the Original Filing of our Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2016 were effective.
In connection with the correction of an immaterial error as discussed in the Explanatory Note to this Form 10-K/A Amendment No. 2 and Note 1 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A Amendment No. 2, management became aware of a material weakness in internal control over financial reporting as of December 31, 2016. As a result of this material weakness, described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.
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

Peabody Energy Corporation	2016 Form 10-K/A	33

as implementing new systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing and refining policies, procedures and control documentation requirements, improving segregation of duties and adding monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. Other than the identification of a material weakness as of December 31, 2016 discussed in Management’s Report on Internal Control over Financial Reporting, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for maintaining and establishing adequate internal control over financial reporting. An evaluation of the effectiveness of the design and operation of our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. This evaluation is performed to determine if our internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) at the time the Original Filing was filed on March 22, 2017. Based on the assessment at the time of the Original Filing, management concluded that as of December 31, 2016, our internal controls over financial reporting were effective. Subsequent to this evaluation, management identified a material weakness existing in our internal controls as of December 31, 2016 (described below).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management determined that the internal control around the reconciliation of tax basis balance sheets to deferred tax balances was not designed effectively and did not operate at a sufficient level of precision to prevent or detect a material misstatement on a timely basis.  Specifically, an immaterial misstatement related to deferred tax liabilities of a single taxpayer outside of the consolidated Australian tax paying group was identified, which resulted in the understatement of the income tax valuation allowance required to reduce the carrying value of its deferred tax assets. The Company has subsequently revised its financial statements and related disclosures to correct these errors.
The effectiveness of internal control over financial reporting has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.
Management’s Plans for Remediation
Management has been engaged and will continue to advance remedial activities to address the material weakness described above. We believe the risk of a material weakness in subsequent periods will be mitigated by the application of fresh start reporting, the implementation of an improved general ledger structure and a comprehensive analysis of all deferred tax positions. Additionally we will revise and enhance the design of existing controls and procedures to properly apply accounting principles in this area, which includes strengthening our income tax controls with improved documentation standards, training and technical oversight.
The material weakness will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2017.

Peabody Energy Corporation	2016 Form 10-K/A	34

/s/ Glenn L. Kellow	/s/ Amy B. Schwetz
Glenn L. Kellow President and Chief Executive Officer	Amy B. Schwetz Executive Vice President and Chief Financial Officer
August 14, 2017

Peabody Energy Corporation	2016 Form 10-K/A	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peabody Energy Corporation
We have audited Peabody Energy Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Peabody Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our report dated March 21, 2017, we expressed an unqualified opinion that Peabody Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to its reconciliation of tax basis balance sheets to deferred tax balances, and has further concluded that such deficiency represented a material weakness as of December 31, 2016. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control Over Financial Reporting to conclude that Peabody Energy Corporation’s internal control over financial reporting was not effective as of December 31, 2016. Accordingly, our present opinion on the effectiveness of Peabody Energy Corporation’s internal control over financial reporting as of December 31, 2016, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the Peabody Energy Corporation's reconciliation of tax basis balance sheets to deferred tax balances. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peabody Energy Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 21, 2017, except for the effects of the revisions described in the section entitled Correction of Prior Period Financial Information in Note 1 as to which the date is August 14, 2017, which expressed an unqualified opinion on those financial statements.

Peabody Energy Corporation	2016 Form 10-K/A	36

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Peabody Energy Corporation has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
/s/  Ernst & Young LLP
St. Louis, Missouri
March 21, 2017, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is August 14, 2017

Peabody Energy Corporation	2016 Form 10-K/A	37

PART III
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

Peabody Energy Corporation	2016 Form 10-K/A	38

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEABODY ENERGY CORPORATION

/s/ GLENN L. KELLOW
Glenn L. Kellow President and Chief Executive Officer
Date: August 14, 2017

Peabody Energy Corporation	2016 Form 10-K/A	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Peabody Energy Corporation
We have audited the accompanying consolidated balance sheets of Peabody Energy Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peabody Energy Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peabody Energy Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 21, 2017, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is August 14, 2017, expressed an adverse opinion.
/s/  Ernst & Young LLP
St. Louis, Missouri
March 21, 2017, except for the effects of the revisions described in the section entitled Correction of Prior Period Financial Information in Note 1, as to which the date is August 14, 2017

Peabody Energy Corporation	2016 Form 10-K/A	F- 1

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions, except per share data)
Revenues
Sales	$4,117.9	$5,138.3	$6,132.7
Other revenues	597.4	470.9	659.5
Total revenues	4,715.3	5,609.2	6,792.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	4,107.6	5,007.7	5,716.9
Depreciation, depletion and amortization	465.4	572.2	655.7
Asset retirement obligation expenses	41.8	45.5	81.0
Selling and administrative expenses	153.4	176.4	227.1
Restructuring and pension settlement charges	15.5	23.5	26.0
Other operating (income) loss:
Net gain on disposal of assets	(23.2)	(45.0)	(41.4)
Asset impairment	247.9	1,277.8	154.4
(Gain) loss from equity affiliates	(16.2)	15.9	107.6
Operating loss	(276.9)	(1,464.8)	(135.1)
Interest expense	298.6	465.4	426.6
Loss on early debt extinguishment	29.5	67.8	1.6
Interest income	(5.7)	(7.7)	(15.4)
Reorganization items, net	159.0	—	—
Loss from continuing operations before income taxes	(758.3)	(1,990.3)	(547.9)
Income tax (benefit) provision	(94.5)	(207.1)	147.4
Loss from continuing operations, net of income taxes	(663.8)	(1,783.2)	(695.3)
Loss from discontinued operations, net of income taxes	(57.6)	(175.0)	(28.2)
Net loss	(721.4)	(1,958.2)	(723.5)
Less: Net income attributable to noncontrolling interests	7.9	7.1	9.7
Net loss attributable to common stockholders	$(729.3)	$(1,965.3)	$(733.2)

Loss from continuing operations
Basic loss per share	$(36.72)	$(98.65)	$(39.51)
Diluted loss per share	$(36.72)	$(98.65)	$(39.51)
Net loss attributable to common stockholders
Basic loss per share	$(39.87)	$(108.29)	$(41.08)
Diluted loss per share	$(39.87)	$(108.29)	$(41.08)

Dividends declared per share	$—	$0.075	$5.100
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2016 Form 10-K/A	F- 2

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net loss	$(721.4)	$(1,958.2)	$(723.5)
Other comprehensive income (loss), net of income taxes:
Net change in unrealized losses on available-for-sale securities (net of respective tax benefit of $0.0, $0.1 and $0.5)
Unrealized holding losses on available-for-sale securities	—	—	(3.7)
Reclassification for realized losses included in net loss	—	—	2.9
Net change in unrealized losses on available-for-sale securities	—	—	(0.8)
Net unrealized gains (losses) on cash flow hedges (net of respective tax provision (benefit) of $85.9, $72.2 and ($54.6))
Decrease in fair value of cash flow hedges	—	(131.3)	(195.0)
Reclassification for realized losses (gains) included in net loss	146.3	251.7	(10.2)
Net unrealized gains (losses) on cash flow hedges	146.3	120.4	(205.2)
Postretirement plans and workers' compensation obligations (net of respective tax (benefit) provision of ($1.5), $36.2 and ($10.3))
Prior service (cost) credit for the period	(4.5)	10.4	11.4
Net actuarial (loss) gain for the period	(13.5)	18.1	(142.7)
Amortization of actuarial loss and prior service cost included in net loss	15.4	31.9	32.7
Postretirement plans and workers' compensation obligations	(2.6)	60.4	(98.6)
Foreign currency translation adjustment	(1.8)	(34.9)	(41.0)
Other comprehensive income (loss), net of income taxes	141.9	145.9	(345.6)
Comprehensive loss	(579.5)	(1,812.3)	(1,069.1)
Less: Comprehensive income attributable to noncontrolling interests	7.9	7.1	9.7
Comprehensive loss attributable to common stockholders	$(587.4)	$(1,819.4)	$(1,078.8)
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2016 Form 10-K/A	F- 3

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$872.3	$261.3
Restricted cash	54.3	—
Accounts receivable, net of allowance for doubtful accounts of $13.1 at December 31, 2016 and $6.6 at December 31, 2015	473.0	228.8
Inventories	203.7	307.8
Assets from coal trading activities, net	0.7	23.5
Deferred income taxes	—	53.5
Other current assets	486.6	447.6
Total current assets	2,090.6	1,322.5
Property, plant, equipment and mine development, net	8,776.7	9,258.5
Deferred income taxes	—	2.2
Investments and other assets	910.4	363.7
Total assets	$11,777.7	$10,946.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$20.2	$5,874.9
Liabilities from coal trading activities, net	1.2	15.6
Accounts payable and accrued expenses	990.4	1,446.3
Total current liabilities	1,011.8	7,336.8
Long-term debt, less current portion	—	366.3
Deferred income taxes	173.9	235.9
Asset retirement obligations	717.8	686.6
Accrued postretirement benefit costs	756.3	722.9
Other noncurrent liabilities	496.2	846.7
Total liabilities not subject to compromise	3,156.0	10,195.2
Liabilities subject to compromise	8,440.2	—
Total liabilities	11,596.2	10,195.2
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of December 31, 2016 or December 31, 2015	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of December 31, 2016 or December 31, 2015	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of December 31, 2016 or December 31, 2015	—	—
Common Stock — $0.01 per share par value; 53.3 shares authorized, 19.3 shares issued and 18.5 shares outstanding as of December 31, 2016 and December 31, 2015	0.2	0.2
Additional paid-in capital	2,422.0	2,410.7
Treasury stock, at cost — 0.8 shares as of December 31, 2016 and December 31, 2015	(371.8)	(371.7)
Accumulated deficit	(1,399.5)	(670.2)
Accumulated other comprehensive loss	(477.0)	(618.9)
Peabody Energy Corporation stockholders’ equity	173.9	750.1
Noncontrolling interests	7.6	1.6
Total stockholders’ equity	181.5	751.7
Total liabilities and stockholders’ equity	$11,777.7	$10,946.9
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2016 Form 10-K/A	F- 4

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Cash Flows From Operating Activities
Net loss	$(721.4)	$(1,958.2)	$(723.5)
Loss from discontinued operations, net of income taxes	57.6	175.0	28.2
Loss from continuing operations, net of income taxes	(663.8)	(1,783.2)	(695.3)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	465.4	572.2	655.7
Noncash interest expense	61.3	30.6	23.6
Deferred income taxes	(97.0)	(138.3)	178.1
Noncash share-based compensation	12.8	28.2	46.8
Asset impairment	247.9	1,277.8	154.4
Net gain on disposal of assets	(23.2)	(45.0)	(41.4)
(Gain) loss from equity affiliates	(16.2)	15.9	107.6
Gain on voluntary employee beneficiary association settlement	(68.1)	—	—
Settlement of hedge positions	(25.0)	(14.9)	(136.9)
Reclassification from other comprehensive earnings for terminated hedge contracts	125.2	—	—
Noncash reorganization items, net	90.9	—	—
Changes in current assets and liabilities:
Accounts receivable	(101.3)	188.0	55.4
Change in receivable from accounts receivable securitization program	(168.5)	138.5	(70.0)
Inventories	104.0	96.2	104.9
Net assets from coal trading activities	8.5	(27.3)	(10.1)
Other current assets	(24.4)	14.8	7.7
Accounts payable and accrued expenses	156.5	(381.7)	(29.2)
Restricted cash	(125.7)	—	—
Asset retirement obligations	13.1	23.9	60.3
Workers’ compensation obligations	(0.4)	(4.2)	2.2
Accrued postretirement benefit costs	6.3	18.7	9.6
Accrued pension costs	21.7	29.6	28.3
Take-or-pay obligation settlement	(15.5)	—	—
Other, net	(7.4)	(20.9)	(10.7)
Net cash (used in) provided by continuing operations	(22.9)	18.9	441.0
Net cash used in discontinued operations	(29.9)	(33.3)	(104.4)
Net cash (used in) provided by operating activities	(52.8)	(14.4)	336.6
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(126.6)	(126.8)	(194.4)
Changes in accrued expenses related to capital expenditures	(6.1)	(9.2)	(16.6)
Federal coal lease expenditures	(249.0)	(277.2)	(276.7)
Proceeds from disposal of assets, net of notes receivable	144.4	70.4	203.7
Purchases of debt and equity securities	—	(28.8)	(15.1)
Proceeds from sales and maturities of debt and equity securities	—	90.3	13.5
Contributions to joint ventures	(309.5)	(425.4)	(529.8)
Distributions from joint ventures	312.4	422.6	534.2
Advances to related parties	(40.4)	(3.7)	(33.7)
Repayment of loans from related parties	40.6	0.9	5.4
Other, net	(9.9)	(3.1)	(5.0)
Net cash used in investing activities	(244.1)	(290.0)	(314.5)
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2016 Form 10-K/A	F- 5

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Cash Flows From Financing Activities
Proceeds from long-term debt	$1,458.4	$975.7	$1.1
Repayments of long-term debt	(513.7)	(671.3)	(21.0)
Payment of deferred financing costs	(31.0)	(28.7)	(10.1)
Dividends paid	—	(1.4)	(92.3)
Restricted cash for distributions to noncontrolling interests	—	—	(42.5)
Other, net	(5.8)	(6.6)	(3.3)
Net cash provided by (used in) financing activities	907.9	267.7	(168.1)
Net change in cash and cash equivalents	611.0	(36.7)	(146.0)
Cash and cash equivalents at beginning of year	261.3	298.0	444.0
Cash and cash equivalents at end of year	$872.3	$261.3	$298.0
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2016 Form 10-K/A	F- 6

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2013	$0.2	$2,342.6	$(464.7)	$2,198.5	$(419.2)	$39.2	$3,696.6
Net (loss) income	—	—	—	(733.2)	—	9.7	(723.5)
Net change in unrealized losses on available-for-sale securities (net of $0.5 tax benefit)	—	—	—	—	(0.8)	—	(0.8)
Net unrealized losses on cash flow hedges (net of $54.6 tax benefit)	—	—	—	—	(205.2)	—	(205.2)
Postretirement plans and workers’ compensation obligations (net of $10.3 tax benefit)	—	—	—	—	(98.6)	—	(98.6)
Foreign currency translation adjustment	—	—	—	—	(41.0)	—	(41.0)
Dividends paid	—	—	—	(92.3)	—	—	(92.3)
Share-based compensation for equity-classified awards	—	46.1	—	—	—	—	46.1
Write-off of excess tax benefits related to share-based compensation	—	(8.3)	—	—	—	—	(8.3)
Stock options exercised	—	0.5	—	—	—	—	0.5
Employee stock purchases	—	5.1	—	—	—	—	5.1
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.4)	—	—	—	(2.4)
Distributions to noncontrolling interests	—	—	—	—	—	(4.7)	(4.7)
Dividend payable to noncontrolling interests	—	—	—	—	—	(42.5)	(42.5)
December 31, 2014	$0.2	$2,386.0	$(467.1)	$1,373.0	$(764.8)	$1.7	$2,529.0
Net (loss) income	—	—	—	(1,965.3)	—	7.1	(1,958.2)
Net change in unrealized losses on available-for-sale securities (net of $0.1 tax benefit)	—	—	—	—	—	—	—
Net unrealized gains on cash flow hedges (net of $72.2 tax provision)	—	—	—	—	120.4	—	120.4
Postretirement plans and workers’ compensation obligations (net of $36.2 tax provision)	—	—	—	—	60.4	—	60.4
Foreign currency translation adjustment	—	—	—	—	(34.9)	—	(34.9)
Dividends paid	—	—	—	(1.4)	—	—	(1.4)
Share-based compensation for equity-classified awards	—	26.2	—	—	—	—	26.2
Employee stock purchases	—	3.4	—	—	—	—	3.4
Defined contribution plan share contribution	—	(1.4)	97.5	(76.5)	—	—	19.6
Purchase of interest of noncontrolling stockholders	—	(3.5)	—	—	—	(0.5)	(4.0)
Repurchase of employee common stock relinquished for tax withholding	—	—	(2.1)	—	—	—	(2.1)
Consolidation of noncontrolling interests	—	—	—	—	—	1.6	1.6
Distributions to noncontrolling interests	—	—	—	—	—	(6.3)	(6.3)
Dividend payable to noncontrolling interests	—	—	—	—	—	(2.0)	(2.0)
December 31, 2015	$0.2	$2,410.7	$(371.7)	$(670.2)	$(618.9)	$1.6	$751.7
Net (loss) income	—	—	—	(729.3)	—	7.9	(721.4)
Net unrealized gains on cash flow hedges (net of $85.9 tax provision)	—	—	—	—	146.3	—	146.3
Postretirement plans and workers' compensation obligations (net of $1.5 tax benefit)	—	—	—	—	(2.6)	—	(2.6)
Foreign currency translation adjustment	—	—	—	—	(1.8)	—	(1.8)
Share-based compensation for equity-classified awards	—	11.3	—	—	—	—	11.3
Repurchase of employee common stock relinquished for tax withholding	—	—	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	(1.9)	(1.9)
December 31, 2016	$0.2	$2,422.0	$(371.8)	$(1,399.5)	$(477.0)	$7.6	$181.5
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2016 Form 10-K/A	F- 7

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 8

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Correction of Prior Period Financial Information
Subsequent to the Original Filing of the Annual Report on Form 10-K for the year ended December 31, 2016, an error was identified that impacted previously reported results. When determining whether a valuation allowance was required to reduce the deferred tax assets of one of its tax paying components to an amount that was more likely than not to be realized, the Company inappropriately considered the future reversal of existing temporary differences from another tax paying component as a source of taxable income. The initial error occurred in 2013 and resulted in a $251.3 million understatement of the required valuation allowance and an overstatement of retained earnings of the same amount. Although the error does not materially impact the statements of operations for the three year period presented in the Consolidated Financial Statements included in this Form 10-K/A, the correction of the entire cumulative balance sheet difference in the current period would be material to the current period operating results. The correction of the error increased the reported net deferred tax liability by $156.3 million and $166.8 million and increased the accumulated deficit balance by those same amounts as of December 31, 2016 and 2015, respectively, compared to the amounts previously reported. The error did not have an impact on the Company’s liquidity or cash flows from operations, nor did it have an impact on the Company’s compliance with any of its debt covenants. Financial information included in the accompanying financial statements and the notes thereto reflect the effects of the corrections described in the preceding discussion and tables below.

	Year Ended December 31,
	2016		2015
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
	(In millions, except per share data)
Results of Operations Amounts
Income tax benefit	$(84.0)	$(94.5)	$(176.4)	$(207.1)
Loss from continuing operations, net of income taxes	(674.3)	(663.8)	(1,813.9)	(1,783.2)
Net loss	(731.9)	(721.4)	(1,988.9)	(1,958.2)
Net loss attributable to common stockholders	(739.8)	(729.3)	(1,996.0)	(1,965.3)

Basic and diluted loss per share - loss from continuing operations	$(37.30)	$(36.72)	$(100.34)	$(98.65)

Balance Sheet Amounts (at period end)
Deferred income taxes	$17.6	$173.9	$69.1	$235.9
Accumulated deficit	$(1,243.2)	$(1,399.5)	$(503.4)	$(670.2)

	Year Ended December 31,
	2014
	Previously Reported	As Adjusted
	(In millions, except per share data)
Results of Operations Amounts
Income tax provision	$201.2	$147.4
Loss from continuing operations, net of income taxes	(749.1)	(695.3)
Net loss	(777.3)	(723.5)
Net loss attributable to common stockholders	(787.0)	(733.2)

Basic and diluted loss per share - loss from continuing operations	$(42.52)	$(39.51)

Balance Sheet Amounts (at period end)
Deferred income taxes	$89.1	$286.6
Retained earnings	$1,570.5	$1,373.0

Peabody Energy Corporation	2016 Form 10-K/A	F- 9

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
The filings of the Bankruptcy Petitions constituted an event of default under the Company’s prepetition credit agreement as well as the indentures governing certain of the Company’s debt instruments, as further described in Note 14. "Current and Long-term Debt" to the consolidated financial statements, and all unpaid principal and accrued and unpaid interest due thereunder became immediately due and payable. Any efforts to enforce such payment obligations are automatically stayed as a result of the Bankruptcy Petitions and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
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

Peabody Energy Corporation	2016 Form 10-K/A	F- 10

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 11

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 12

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 13

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 14

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact to the Company's consolidated balance sheets as of December 31, 2015 was as follows:

	Before Application of Accounting Guidance	Adjustment	After Application of Accounting Guidance
	(Dollars in millions)
Other current assets	$503.1	$(55.5)	$447.6
Investments and other assets	382.6	(18.9)	363.7
Total assets	11,021.3	(74.4)	10,946.9
Current portion of long-term debt	5,930.4	(55.5)	5,874.9
Long-term debt, less current portion	385.2	(18.9)	366.3
Total liabilities	10,269.6	(74.4)	10,195.2
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

Peabody Energy Corporation	2016 Form 10-K/A	F- 15

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 16

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
Coal reserves are recorded at cost, or at fair value in the case of nonmonetary exchanges, of reserves or business acquisitions.

Peabody Energy Corporation	2016 Form 10-K/A	F- 17

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 18

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 19

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 20

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 21

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 22

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
Liabilities subject to compromise consisted of the following:

Previously Reported Balance Sheet Line	December 31, 2016
(Dollars in millions)
Debt (1)	$8,080.3
Interest payable	172.6
Environmental liabilities	61.9
Trade payables	58.4
Postretirement benefit obligations (2)	34.6
Other accrued liabilities	32.4
Liabilities subject to compromise	$8,440.2

(1)	Includes $7,771.2 million of first lien, second lien and unsecured debt, $257.3 million of derivative contract terminations, and $51.8 million of liabilities secured by prepetition letters of credit.

(2)	Includes liabilities for unfunded non-qualified pension plans, all the participants of which are former employees.

Peabody Energy Corporation	2016 Form 10-K/A	F- 23

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Asset Impairment
Year Ended December 31, 2016
The following costs are reflected in "Asset impairment" in the consolidated statement of operations for the year ended December 31, 2016:

	Reportable Segment
	Australian Metallurgical Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Asset impairment charges	$193.2	$54.7	$247.9
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

Peabody Energy Corporation	2016 Form 10-K/A	F- 24

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 25

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
Corporate and Other

Peabody Energy Corporation	2016 Form 10-K/A	F- 26

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 27

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
Equity Method Investments
The Company’s equity method investments include its joint venture interest in Middlemount in addition to certain other equity method investments. The table below summarizes the book value of those investments, which is reported in “Investments and other assets” in the consolidated balance sheets, and the related (income) loss from equity affiliates:

	Book Value at December 31,		(Income) Loss from Equity Affiliates for the Year Ended December 31,
	2016	2015	2016	2015	2014
	(Dollars in millions)
Equity interest in Middlemount Coal Pty Ltd	$—	$—	$(22.6)	$7.0	$98.5
Other equity method investments	0.5	1.5	6.4	8.9	9.1
Total equity method investments	$0.5	$1.5	$(16.2)	$15.9	$107.6

Peabody Energy Corporation	2016 Form 10-K/A	F- 28

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 29

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 30

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

Fair Value of Liabilities Presented in the Consolidated Balance Sheet as of December 31, 2015 (1)
Financial Instrument
(Dollars in millions)
Current Liabilities:
Commodity swap contracts	$86.1
Foreign currency forward contracts	145.6
Total	$231.7

Noncurrent Liabilities:
Commodity swap contracts	$37.6
Foreign currency forward contracts	55.1
Total	$92.7

(1)	All commodity swap contracts and foreign currency forward contracts were in a liability position as of December 31, 2015.
See Note 9. "Coal Trading" for information on balance sheet offsetting related to the Company’s coal trading activities.

Peabody Energy Corporation	2016 Form 10-K/A	F- 31

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 32

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
The Company had no coal trading positions designated as cash flow hedges as of December 31, 2016 and 2015.

Peabody Energy Corporation	2016 Form 10-K/A	F- 33

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
Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Commodity futures, swaps and options	$—	$(0.1)	$—	$(0.1)
Physical commodity purchase/sale contracts	—	0.7	(1.1)	(0.4)
Total net financial assets (liabilities)	$—	$0.6	$(1.1)	$(0.5)

Peabody Energy Corporation	2016 Form 10-K/A	F- 34

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 35

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 36

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 37

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 38

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Income Taxes
Loss from continuing operations before income taxes for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
U.S.	$(49.7)	$(515.9)	$268.9
Non-U.S.	(708.6)	(1,474.4)	(816.8)
Total	$(758.3)	$(1,990.3)	$(547.9)
Total income tax (benefit) provision for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Current:
U.S. federal	$(12.4)	$(71.9)	$27.1
Non-U.S.	14.4	3.7	(61.1)
State	0.5	(0.6)	3.3
Total current	2.5	(68.8)	(30.7)
Deferred:
U.S. federal	(82.1)	(117.4)	111.0
Non-U.S.	(12.8)	(15.0)	68.5
State	(2.1)	(5.9)	(1.4)
Total deferred	(97.0)	(138.3)	178.1
Total income tax (benefit) provision	$(94.5)	$(207.1)	$147.4
The following is a reconciliation of the expected statutory federal income tax benefit to the Company’s income tax (benefit) provision for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Expected income tax benefit at U.S. federal statutory rate	$(265.4)	$(696.6)	$(191.7)
Changes in valuation allowance, income tax	2,453.9	452.9	534.7
Worthless partnership	(2,204.4)	—	—
Changes in tax reserves	2.3	(21.4)	(81.5)
Excess depletion	(37.2)	(53.7)	(65.3)
Foreign earnings repatriation	—	—	(71.4)
Foreign earnings provision differential	27.5	146.5	28.8
General business tax credits	(14.2)	(15.7)	(19.2)
Minerals resource rent tax, net of federal tax	—	—	16.1
Remeasurement of foreign income tax accounts	(2.0)	(22.1)	(21.8)
State income taxes, net of federal tax benefit	(90.2)	(20.1)	(2.3)
Reorganization costs	29.6	—	—
Other, net	5.6	23.1	21.0
Total income tax (benefit) provision	$(94.5)	$(207.1)	$147.4

Peabody Energy Corporation	2016 Form 10-K/A	F- 39

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
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	(Dollars in millions)
Deferred tax assets:
Tax loss carryforwards and credits	$4,284.4	$1,817.4
Accrued postretirement benefit obligations	364.5	372.4
Asset retirement obligations	163.6	160.9
Financial guarantees	77.9	16.9
Employee benefits	57.0	69.6
Payable to voluntary employee beneficiary association for certain Patriot retirees (1)	—	52.9
Hedge activities	21.0	26.6
Workers’ compensation obligations	7.5	13.7
Other	2.1	66.7
Total gross deferred tax assets	4,978.0	2,597.1
Deferred tax liabilities:
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	900.4	966.6
Unamortized discount on Convertible Junior Subordinated Debentures	127.7	130.3
Investments and other assets	86.3	70.1
Total gross deferred tax liabilities	1,114.4	1,167.0
Valuation allowance, income tax	(4,037.5)	(1,614.1)
Net deferred tax liability	$(173.9)	$(184.0)
Deferred taxes are classified as follows:
Current deferred income taxes	$—	$49.7
Noncurrent deferred income taxes	(173.9)	(233.7)
Net deferred tax liability	$(173.9)	$(184.0)

(1)	Refer to Note 27. "Matters Related to the Bankruptcy of Patriot Coal Corporation" herein for additional details related to this transaction.
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
In assessing the near-term use of NOLs and tax credits and corresponding valuation allowance adjustments, the Company evaluated the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in carryback years. During the year ended December 31, 2016, the Company continued to record valuation allowance against net deferred tax asset positions in the U.S. and Australia of $2,342.9 million and $82.1 million, respectively. Recognition of those valuation allowances was driven by recent cumulative book losses, as determined by considering all sources of available income (including items classified as discontinued operations or recorded directly to "Accumulated other comprehensive loss"), which limited the Company’s ability to look to future taxable income in assessing the realizability of the related assets. The $2,342.9 million recorded in U.S. valuation allowance during the year ended December 31, 2016, was reflected in "Income tax (benefit) provision".

Peabody Energy Corporation	2016 Form 10-K/A	F- 40

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 41

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Payments and Refunds
The following table summarizes the Company’s income tax refunds, net for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
U.S. — federal	$(56.5)	$(38.1)	$(7.7)
U.S. — state and local	1.4	0.4	(6.8)
Non-U.S.	15.0	11.9	(2.2)
Total income tax refunds, net	$(40.1)	$(25.8)	$(16.7)

(13)	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2016	2015
	(Dollars in millions)
Trade accounts payable	$288.6	$333.3
Accrued payroll and related benefits	201.2	191.9
Other accrued expenses	190.1	225.8
Accrued taxes other than income	119.6	135.9
Accrued royalties	62.8	41.0
Asset retirement obligations	41.0	25.5
Accrued health care insurance	16.0	15.8
Workers’ compensation obligations	7.8	8.6
Income taxes payable	6.2	6.8
Accrued interest	1.2	68.8
Accrued environmental cleanup-related costs	—	23.9
Other	—	2.3
Payable to voluntary employee beneficiary associated for certain Patriot retirees (1)	—	75.0
Commodity and foreign currency hedge contracts	—	231.7
Liabilities associated with discontinued operations	55.9	60.0
Total accounts payable and accrued expenses	$990.4	$1,446.3

(1)	Refer to Note 27. "Matters Related to the Bankruptcy of Patriot Coal Corporation" herein for additional details related to this transaction.

Peabody Energy Corporation	2016 Form 10-K/A	F- 42

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Current and Long-term Debt
The Company’s total indebtedness as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	(Dollars in millions)
2013 Revolver	$1,558.1	$—
2013 Term Loan Facility due September 2020	1,154.5	1,156.3
6.00% Senior Notes due November 2018	1,509.9	1,508.9
6.50% Senior Notes due September 2020	645.8	645.5
6.25% Senior Notes due November 2021	1,327.7	1,327.0
10.00% Senior Secured Second Lien Notes due March 2022	962.3	960.4
7.875% Senior Notes due November 2026	245.9	245.8
Convertible Junior Subordinated Debentures due December 2066	367.1	366.3
Capital lease obligations	19.7	30.3
Other	0.4	0.7
	7,791.4	6,241.2
Less: Current portion of long-term debt	20.2	5,874.9
Less: Liabilities subject to compromise	7,771.2	—
Long-term debt	$—	$366.3
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

Peabody Energy Corporation	2016 Form 10-K/A	F- 43

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 44

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 45

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 46

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
Future minimum lease and royalty payments as of December 31, 2016 are as follows:

	Capital Leases	Operating Leases	Coal Lease and Royalty Obligations
Year Ending December 31,
	(Dollars in millions)
2017	$7.3	$148.7	$6.1
2018	8.9	100.4	5.7
2019	0.5	60.2	5.2
2020	0.5	26.4	4.9
2021	0.5	10.6	5.3
2022 and thereafter	9.6	26.6	26.6
Total minimum lease payments	27.3	$372.9	$53.8
Less interest	7.6
Present value of minimum capital lease payments	$19.7
As of December 31, 2016, certain of the Company’s coal lease obligations were secured by outstanding surety bonds totaling $94.0 million.

Peabody Energy Corporation	2016 Form 10-K/A	F- 47

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Asset Retirement Obligations
Reconciliations of the Company’s asset retirement obligations are as follows:

	December 31,
	2016	2015
	(Dollars in millions)
Balance at beginning of year	$712.1	$752.5
Liabilities incurred or acquired	—	1.3
Liabilities settled or disposed	(41.5)	(53.3)
Accretion expense	45.7	42.7
Revisions to estimates	42.5	(31.1)
Balance at end of year	$758.8	$712.1
Less: Current portion (included in "Accounts payable and accrued expenses")	41.0	25.5
Noncurrent obligation (included in "Asset retirement obligations")	$717.8	$686.6
Balance at end of year — active locations	$651.1	$656.8
Balance at end of year — closed or inactive locations	$107.7	$55.3
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
Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Service cost for benefits earned	$10.4	$11.2	$12.2
Interest cost on accumulated postretirement benefit obligation	34.5	33.8	36.4
Amortization of prior service (credit) cost	(9.2)	(6.8)	1.3
Amortization of actuarial loss	20.4	24.9	14.5
Special termination benefits (1)	—	—	1.6
Net periodic postretirement benefit cost	$56.1	$63.1	$66.0

(1)	Reflected in "Restructuring and pension settlement charges" in the consolidated statement of operations for the year ended December 31, 2014.

Peabody Energy Corporation	2016 Form 10-K/A	F- 48

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
The following table sets forth the plans' funded status reconciled with the amounts shown in the consolidated balance sheets:

	December 31,
	2016	2015
	(Dollars in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$776.1	$839.1
Service cost	10.4	11.2
Interest cost	34.5	33.8
Participant contributions	0.6	1.7
Plan changes(1)	7.2	(16.6)
Benefits paid	(49.0)	(46.5)
Actuarial loss (gain)	32.3	(35.1)
Settlement related to the Patriot bankruptcy (1)	—	(15.2)
Other	—	3.7
Accumulated postretirement benefit obligation at end of period	812.1	776.1
Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contributions	48.4	44.8
Participant contributions	0.6	1.7
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(49.0)	(46.5)
Fair value of plan assets at end of period	—	—
Funded status at end of year	(812.1)	(776.1)
Less: Current portion (included in "Accounts payable and accrued expenses")	55.8	53.2
Noncurrent obligation (included in "Accrued postretirement benefit costs")	$(756.3)	$(722.9)

(1)	Refer to Note 27. "Matters Related to the Bankruptcy of Patriot Coal Corporation" herein for additional details related to the changes in the benefit obligation.

Peabody Energy Corporation	2016 Form 10-K/A	F- 49

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 50

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
Net periodic pension cost included the following components:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Service cost for benefits earned	$2.5	$2.7	$2.1
Interest cost on projected benefit obligation	41.5	40.4	45.4
Expected return on plan assets	(45.3)	(48.2)	(54.3)
Amortization of prior service cost	0.3	1.0	1.3
Amortization of net actuarial losses	24.7	39.6	30.2
Settlement charge	—	—	8.7
Net periodic pension cost	$23.7	$35.5	$33.4

Peabody Energy Corporation	2016 Form 10-K/A	F- 51

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
The following summarizes the change in benefit obligation, change in plan assets and funded status of the Pension Plans:

	December 31,
	2016	2015
	(Dollars in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$939.3	$1,002.5
Service cost	2.5	2.7
Interest cost	41.5	40.4
Benefits paid	(61.1)	(62.6)
Actuarial loss (gain)	37.1	(43.7)
Projected benefit obligation at end of period	959.3	939.3
Change in plan assets:
Fair value of plan assets at beginning of period	757.3	839.8
Actual return (loss) on plan assets	75.7	(26.1)
Employer contributions	1.1	6.2
Benefits paid	(61.1)	(62.6)
Fair value of plan assets at end of period	773.0	757.3
Funded status at end of year	$(186.3)	$(182.0)
Amounts recognized in the consolidated balance sheets:
Current obligation (included in "Accounts payable and accrued expenses")	$—	$(1.6)
Noncurrent obligation (included in "Other noncurrent liabilities")	(163.5)	(180.4)
Liabilities subject to compromise	(22.8)	—
Net amount recognized	$(186.3)	$(182.0)

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2016	2015
Discount rate	4.15%	4.55%
Measurement date	December 31, 2016	December 31, 2015

Peabody Energy Corporation	2016 Form 10-K/A	F- 52

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 53

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 54

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 55

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 56

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Stockholders’ Equity
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

Peabody Energy Corporation	2016 Form 10-K/A	F- 57

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 58

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Share-Based Compensation
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

Peabody Energy Corporation	2016 Form 10-K/A	F- 59

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 60

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 61

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
Shares purchased under the plans were less than 0.1 million for each of the years ended December 31, 2015 and 2014.

Peabody Energy Corporation	2016 Form 10-K/A	F- 62

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Accumulated Other Comprehensive Loss
The following table sets forth the after-tax components of comprehensive loss:

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Credit (Cost) Associated with Postretirement Plans	Cash Flow Hedges	Available-For-Sale Securities	Total Accumulated Other Comprehensive Loss
	(Dollars in millions)
December 31, 2013	$(70.5)	$(205.8)	$12.0	$(155.7)	$0.8	$(419.2)
Net change in fair value	—	—	—	(195.0)	(3.7)	(198.7)
Reclassification from other comprehensive income to earnings	—	31.0	1.7	(10.2)	2.9	25.4
Current period change	(41.0)	(142.7)	11.4	—	—	(172.3)
December 31, 2014	(111.5)	(317.5)	25.1	(360.9)	—	(764.8)
Net change in fair value	—	—	—	(131.3)	—	(131.3)
Reclassification from other comprehensive income to earnings	—	35.6	(3.7)	251.7	—	283.6
Current period change	(34.9)	18.1	10.4	—	—	(6.4)
December 31, 2015	(146.4)	(263.8)	31.8	(240.5)	—	(618.9)
Net change in fair value	—	—	—	—	—	—
Reclassification from other comprehensive income to earnings	—	21.0	(5.6)	146.3	—	161.7
Current period change	(1.8)	(13.5)	(4.5)	—	—	(19.8)
December 31, 2016	$(148.2)	$(256.3)	$21.7	$(94.2)	$—	$(477.0)

Peabody Energy Corporation	2016 Form 10-K/A	F- 63

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 64

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 65

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 66

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
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS. The number of shares and per share amounts for all period presented below have been retroactively restated to reflect the Reverse Stock Split discussed in Note 1. "Summary of Significant Accounting Policies.":

	Year Ended December 31,
	2016	2015	2014
	(In millions, except per share amounts)
EPS numerator:
Loss from continuing operations, net of income taxes	$(663.8)	$(1,783.2)	$(695.3)
Less: Net income attributable to noncontrolling interests	7.9	7.1	9.7
Loss from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	(671.7)	(1,790.3)	(705.0)
Less: Earnings allocated to participating securities	—	—	1.0
Loss from continuing operations attributable to common stockholders, after allocation of earnings to participating securities	(671.7)	(1,790.3)	(706.0)
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(57.6)	(175.0)	(28.2)
Net loss attributable to common stockholders, after earnings allocated to participating securities	$(729.3)	$(1,965.3)	$(734.2)
EPS denominator:
Weighted average shares outstanding — basic and diluted	18.3	18.1	17.9
Basic and diluted EPS attributable to common stockholders:
Loss from continuing operations	$(36.72)	$(98.65)	$(39.51)
Loss from discontinued operations	(3.15)	(9.64)	(1.57)
Net loss attributable to common stockholders	$(39.87)	$(108.29)	$(41.08)
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

Peabody Energy Corporation	2016 Form 10-K/A	F- 67

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 68

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 69

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 70

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 71

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 72

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 73

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 74

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 75

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 76

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 77

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 78

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(28)	Summary of Quarterly Financial Information (Unaudited)
Subsequent to the original filing of the Annual Report on Form 10-K for the year ended December 31, 2016, an error was identified that impacted previously reported results, as discussed in Note 1. "Basis of Presentation." The tables below set forth the revised unaudited quarterly results of operations amounts for the years ended December 31, 2016 and 2015, as compared to the amounts previously reported.

	Year Ended December 31, 2016
	Previously Reported
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Loss from continuing operations, net of income taxes	$(161.7)	$(230.8)	$(95.6)	$(186.2)
Net loss	(165.1)	(233.8)	(133.7)	(199.3)
Net loss attributable to common stockholders	(165.1)	(235.5)	(135.5)	(203.7)
Basic and diluted loss per share - loss from continuing operations(1)	$(8.85)	$(12.71)	$(5.32)	$(10.42)
(1) EPS for the quarters may not sum to the amounts for the year as each period is computed on a discrete basis.

	Year Ended December 31, 2015
	Previously Reported
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Loss from continuing operations, net of income taxes	$(164.4)	$(1,007.2)	$(144.4)	$(497.9)
Net loss	(173.3)	(1,043.5)	(301.9)	(470.2)
Net loss attributable to common stockholders	(176.6)	(1,045.3)	(304.7)	(469.4)
Basic and diluted loss per share - loss from continuing operations(1)	$(9.31)	$(55.59)	$(8.08)	$(27.28)
(1) EPS for the quarters may not sum to the amounts for the year as each period is computed on a discrete basis.

A summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 is presented below.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Revenues	$1,027.2	$1,040.2	$1,207.1	$1,440.8
Operating loss	(102.7)	(107.7)	(21.6)	(44.9)
Loss from continuing operations, net of income taxes	(167.7)	(223.2)	(97.7)	(175.2)
Net loss	(171.1)	(226.2)	(135.8)	(188.3)
Net loss attributable to common stockholders	(171.1)	(227.9)	(137.6)	(192.7)
Basic and diluted EPS — continuing operations(1)	$(9.17)	$(12.30)	$(5.44)	$(9.82)
Weighted average shares used in calculating basic and diluted EPS	18.3	18.3	18.3	18.3

(1)	EPS for the quarters may not sum to the amounts for the year as each period is computed on a discrete basis.

Peabody Energy Corporation	2016 Form 10-K/A	F- 79

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

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Revenues	$1,537.9	$1,339.3	$1,418.9	$1,313.1
Operating profit (loss)	2.2	(975.8)	(20.4)	(470.8)
Loss from continuing operations, net of income taxes	(148.8)	(1,006.0)	(126.4)	(502.0)
Net loss	(157.7)	(1,042.3)	(283.9)	(474.3)
Net loss attributable to common stockholders	(161.0)	(1,044.1)	(286.7)	(473.5)
Basic and diluted EPS — continuing operations(1)	$(8.44)	$(55.53)	$(7.09)	$(27.50)
Weighted average shares used in calculating basic and diluted EPS	18.0	18.2	18.2	18.2

(1)	EPS for the quarters may not sum to the amounts for the year as each period is computed on a discrete basis.
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

Peabody Energy Corporation	2016 Form 10-K/A	F- 80

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 81

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment results for the year ended December 31, 2016 were as follows:

	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$1,473.3	$792.5	$526.0	$1,090.4	$824.9	$(10.9)	$19.1	$4,715.3
Adjusted EBITDA	379.9	217.3	101.6	(16.3)	217.6	(72.2)	(335.7)	492.2
Additions to property, plant, equipment and mine development	33.0	18.7	20.8	29.9	22.1	—	2.1	126.6
Federal coal lease expenditures	248.4	—	0.6	—	—	—	—	249.0
Income from equity affiliates	—	—	—	—	—	—	(16.2)	(16.2)
Segment results for the year ended December 31, 2015 were as follows:

	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$1,865.9	$981.2	$682.3	$1,181.9	$823.5	$42.8	$31.6	$5,609.2
Adjusted EBITDA	482.9	269.7	184.6	(18.2)	193.6	27.0	(705.0)	434.6
Additions to property, plant, equipment and mine development	15.0	51.3	19.3	25.5	13.6	—	2.1	126.8
Federal coal lease expenditures	276.9	—	0.3	—	—	—	—	277.2
Loss from equity affiliates	—	—	—	—	—	—	15.9	15.9
Segment results for the year ended December 31, 2014 were as follows:

	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$1,922.9	$1,198.1	$902.8	$1,613.8	$1,058.0	$58.4	$38.2	$6,792.2
Adjusted EBITDA	509.0	306.9	266.9	(151.1)	264.1	14.9	(396.7)	814.0
Additions to property, plant, equipment and mine development	19.7	57.4	18.2	53.9	30.2	—	15.0	194.4
Federal coal lease expenditures	276.5	—	0.2	—	—	—	—	276.7
Loss from equity affiliates	—	—	—	—	—	—	107.6	107.6

Peabody Energy Corporation	2016 Form 10-K/A	F- 82

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
Assets as of December 31, 2016 were as follows:

	U.S. Mining	Australian Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$4,255.9	$5,402.2	$128.7	$1,990.9	$11,777.7
Property, plant, equipment and mine development, net	3,970.6	3,905.8	0.2	900.1	8,776.7
Assets as of December 31, 2015 were as follows:

	U.S. Mining	Australian Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$4,105.8	$5,319.9	$217.2	$1,304.0	$10,946.9
Property, plant, equipment and mine development, net	3,854.5	4,469.6	0.5	933.9	9,258.5
Assets as of December 31, 2014 were as follows:

	U.S. Mining	Australian Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$4,099.1	$6,623.9	$300.7	$2,167.4	$13,191.1
Property, plant, equipment and mine development, net	3,739.9	5,503.7	1.1	1,332.6	10,577.3
A reconciliation of consolidated loss from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(663.8)	$(1,783.2)	$(695.3)
Depreciation, depletion and amortization	465.4	572.2	655.7
Asset retirement obligation expenses	41.8	45.5	81.0
Selling and administrative expenses related to debt restructuring	21.5	—	—
Asset impairment	247.9	1,277.8	154.4
Change in deferred tax asset valuation allowance related to equity affiliates	(7.5)	(1.0)	52.3
Amortization of basis difference related to equity affiliates	—	4.9	5.7
Interest expense	298.6	465.4	426.6
Loss on early debt extinguishment	29.5	67.8	1.6
Interest income	(5.7)	(7.7)	(15.4)
Reorganization items, net	159.0	—	—
Income tax (benefit) provision	(94.5)	(207.1)	147.4
Total Adjusted EBITDA	$492.2	$434.6	$814.0

Peabody Energy Corporation	2016 Form 10-K/A	F- 83

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

Peabody Energy Corporation	2016 Form 10-K/A	F- 84

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$2,830.0	$2,189.8	$(304.5)	$4,715.3
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	172.9	2,172.4	2,066.8	(304.5)	4,107.6
Depreciation, depletion and amortization	—	217.4	248.0	—	465.4
Asset retirement obligation expenses	—	15.8	26.0	—	41.8
Selling and administrative expenses	12.8	126.5	14.1	—	153.4
Restructuring charges	—	11.9	3.6	—	15.5
Other operating (income) loss:
Net gain on disposal of assets	—	(21.4)	(1.8)	—	(23.2)
Asset impairment	—	37.5	210.4	—	247.9
Loss from equity affiliates and investment in subsidiaries	174.5	4.5	(20.7)	(174.5)	(16.2)
Interest expense	288.6	19.6	24.4	(34.0)	298.6
Loss on early debt extinguishment	29.5	—	—	—	29.5
Interest income	(0.2)	(4.8)	(34.7)	34.0	(5.7)
Reorganization items, net	73.4	82.1	3.5	—	159.0
(Loss) income from continuing operations before income taxes	(751.5)	168.5	(349.8)	174.5	(758.3)
Income tax (benefit) provision	(84.6)	(11.0)	1.1	—	(94.5)
(Loss) income from continuing operations, net of income taxes	(666.9)	179.5	(350.9)	174.5	(663.8)
(Loss) income from discontinued operations, net of income taxes	(62.4)	(0.1)	4.9	—	(57.6)
Net (loss) income	(729.3)	179.4	(346.0)	174.5	(721.4)
Less: Net income attributable to noncontrolling interests	—	—	7.9	—	7.9
Net (loss) income attributable to common stockholders	$(729.3)	$179.4	$(353.9)	$174.5	$(729.3)

Peabody Energy Corporation	2016 Form 10-K/A	F- 85

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$3,535.3	$2,535.3	$(461.4)	$5,609.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	436.6	2,782.6	2,249.9	(461.4)	5,007.7
Depreciation, depletion and amortization	—	249.7	322.5	—	572.2
Asset retirement obligation expenses	—	13.2	32.3	—	45.5
Selling and administrative expenses	32.1	132.6	11.7	—	176.4
Restructuring charges	(3.9)	11.4	16.0	—	23.5
Other operating (income) loss:
Net gain on disposal of assets	(2.3)	(29.8)	(12.9)	—	(45.0)
Asset impairment	—	308.6	969.2	—	1,277.8
Loss from equity affiliates and investment in subsidiaries	903.2	6.9	9.0	(903.2)	15.9
Interest expense	468.4	19.6	24.7	(47.3)	465.4
Loss on early debt extinguishment	67.8	—	—	—	67.8
Interest income	(14.0)	(2.4)	(38.6)	47.3	(7.7)
(Loss) income from continuing operations before income taxes	(1,887.9)	42.9	(1,048.5)	903.2	(1,990.3)
Income tax (benefit) provision	(87.4)	(108.2)	(11.5)	—	(207.1)
(Loss) income from continuing operations, net of income taxes	(1,800.5)	151.1	(1,037.0)	903.2	(1,783.2)
(Loss) income from discontinued operations, net of income taxes	(164.8)	1.6	(11.8)	—	(175.0)
Net (loss) income	(1,965.3)	152.7	(1,048.8)	903.2	(1,958.2)
Less: Net income attributable to noncontrolling interests	—	0.8	6.3	—	7.1
Net (loss) income attributable to common stockholders	$(1,965.3)	$151.9	$(1,055.1)	$903.2	$(1,965.3)

Peabody Energy Corporation	2016 Form 10-K/A	F- 86

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$4,063.8	$3,311.7	$(583.3)	$6,792.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	49.6	3,121.9	3,128.7	(583.3)	5,716.9
Depreciation, depletion and amortization	—	271.0	384.7	—	655.7
Asset retirement obligation expenses	—	23.2	57.8	—	81.0
Selling and administrative expenses	46.8	161.1	19.2	—	227.1
Restructuring and pension settlement charges	—	26.0	—	—	26.0
Other operating (income) loss:
Net gain on disposal of assets	—	(17.7)	(23.7)	—	(41.4)
Asset impairment	4.7	63.3	86.4	—	154.4
Loss from equity affiliates and investment in subsidiaries	74.7	7.6	100.0	(74.7)	107.6
Interest expense	423.1	19.5	34.3	(50.3)	426.6
Loss on early debt extinguishment	1.6	—	—	—	1.6
Interest income	(15.3)	(2.9)	(47.5)	50.3	(15.4)
(Loss) income from continuing operations before income taxes	(585.2)	390.8	(428.2)	74.7	(547.9)
Income tax provision	116.4	23.7	7.3	—	147.4
(Loss) income from continuing operations, net of income taxes	(701.6)	367.1	(435.5)	74.7	(695.3)
(Loss) income from discontinued operations, net of income taxes	(31.6)	(7.2)	10.6	—	(28.2)
Net (loss) income	(733.2)	359.9	(424.9)	74.7	(723.5)
Less: Net income attributable to noncontrolling interests	—	5.2	4.5	—	9.7
Net (loss) income attributable to common stockholders	$(733.2)	$354.7	$(429.4)	$74.7	$(733.2)

Peabody Energy Corporation	2016 Form 10-K/A	F- 87

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(729.3)	$179.4	$(346.0)	$174.5	$(721.4)
Other comprehensive income (loss), net of income taxes:
Net unrealized gains on cash flow hedges (net of $85.9 tax provision)
(Decrease) increase in fair value of cash flow hedges	—	—	—	—	—
Reclassification for realized losses included in net (loss) income	146.3	—	—	—	146.3
Net unrealized gains on cash flow hedges	146.3	—	—	—	146.3
Postretirement plans and workers' compensation obligations (net of $1.5 tax benefit)
Prior service cost for the period	—	(4.5)	—	—	(4.5)
Net actuarial gain (loss) for the period	8.9	(22.4)	—	—	(13.5)
Amortization of actuarial (loss) gain and prior service cost included in net (loss) income	(6.1)	21.5	—	—	15.4
Postretirement plans and workers' compensation obligations	2.8	(5.4)	—	—	(2.6)
Foreign currency translation adjustment	—	—	(1.8)	—	(1.8)
Other comprehensive loss from investment in subsidiaries	(7.2)	—	—	7.2	—
Other comprehensive income (loss), net of income taxes	141.9	(5.4)	(1.8)	7.2	141.9
Comprehensive (loss) income	(587.4)	174.0	(347.8)	181.7	(579.5)
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.9	—	7.9
Comprehensive (loss) income attributable to common stockholders	$(587.4)	$174.0	$(355.7)	$181.7	$(587.4)

Peabody Energy Corporation	2016 Form 10-K/A	F- 88

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(1,965.3)	$152.7	$(1,048.8)	$903.2	$(1,958.2)
Other comprehensive income (loss), net of income taxes:
Net change in unrealized losses on available-for-sale securities (net of $0.1 tax benefit)
Net unrealized gains (losses) on cash flow hedges (net of $72.2 tax provision)
(Decrease) increase in fair value of cash flow hedges	(137.1)	—	5.8	—	(131.3)
Reclassification for realized losses (gains) included in net (loss) income	292.1	—	(40.4)	—	251.7
Net unrealized gains (losses) on cash flow hedges	155.0	—	(34.6)	—	120.4
Postretirement plans and workers' compensation obligations (net of $36.2 tax provision)
Prior service credit for the period	—	10.4	—	—	10.4
Net actuarial gain for the period	5.5	12.6	—	—	18.1
Amortization of actuarial loss (gain) and prior service cost included in net (loss) income	7.2	37.3	(12.6)	—	31.9
Postretirement plans and workers' compensation obligations	12.7	60.3	(12.6)	—	60.4
Foreign currency translation adjustment	—	—	(34.9)	—	(34.9)
Other comprehensive loss from investment in subsidiaries	(21.8)	—	—	21.8	—
Other comprehensive income (loss), net of income taxes	145.9	60.3	(82.1)	21.8	145.9
Comprehensive (loss) income	(1,819.4)	213.0	(1,130.9)	925.0	(1,812.3)
Less: Comprehensive income attributable to noncontrolling interests	—	0.8	6.3	—	7.1
Comprehensive (loss) income attributable to common stockholders	$(1,819.4)	$212.2	$(1,137.2)	$925.0	$(1,819.4)

Peabody Energy Corporation	2016 Form 10-K/A	F- 89

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(733.2)	$359.9	$(424.9)	$74.7	$(723.5)
Other comprehensive loss, net of income taxes:
Net change in unrealized losses on available-for-sale securities (net of $0.5 tax benefit)
Unrealized holding losses on available-for-sale securities	(3.7)	—	—	—	(3.7)
Reclassification for realized losses included in net (loss) income	2.9	—	—	—	2.9
Net change in unrealized losses on available-for-sale securities	(0.8)	—	—	—	(0.8)
Net unrealized losses on cash flow hedges (net of $54.6 tax benefit)
(Decrease) increase in fair value of cash flow hedges	(225.9)	—	30.9	—	(195.0)
Reclassification for realized losses (gains) included in net (loss) income	31.3	—	(41.5)	—	(10.2)
Net unrealized losses on cash flow hedges	(194.6)	—	(10.6)	—	(205.2)
Postretirement plans and workers' compensation obligations (net of $10.3 tax benefit)
Prior service credit for the period	—	11.4	—	—	11.4
Net actuarial (loss) gain for the period	—	(152.6)	9.9	—	(142.7)
Amortization of actuarial loss (gain) and prior service cost included in net (loss) income	—	41.4	(8.7)	—	32.7
Postretirement plans and workers' compensation obligations	—	(99.8)	1.2	—	(98.6)
Foreign currency translation adjustment	—	—	(41.0)	—	(41.0)
Other comprehensive income from investment in subsidiaries	(150.2)	—	—	150.2	—
Other comprehensive loss, net of income taxes	(345.6)	(99.8)	(50.4)	150.2	(345.6)
Comprehensive (loss) income	(1,078.8)	260.1	(475.3)	224.9	(1,069.1)
Less: Comprehensive income attributable to noncontrolling interests	—	5.2	4.5	—	9.7
Comprehensive (loss) income attributable to common stockholders	$(1,078.8)	$254.9	$(479.8)	$224.9	$(1,078.8)

Peabody Energy Corporation	2016 Form 10-K/A	F- 90

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$266.6	$107.0	$498.7	$—	$872.3
Restricted cash	13.8	—	40.5	—	54.3
Accounts receivable, net	—	5.1	467.9	—	473.0
Receivables from affiliates, net	899.9	—	783.0	(1,682.9)	—
Inventories	—	76.8	126.9	—	203.7
Assets from coal trading activities, net	—	0.9	—	(0.2)	0.7
Other current assets	19.1	51.2	416.3	—	486.6
Total current assets	1,199.4	241.0	2,333.3	(1,683.1)	2,090.6
Property, plant, equipment and mine development, net	—	4,381.6	4,395.1	—	8,776.7
Deferred income taxes	—	15.8	—	(15.8)	—
Investments and other assets	8,495.7	3.8	626.5	(8,215.6)	910.4
Notes receivable from affiliates, net	—	1,036.3	—	(1,036.3)	—
Total assets	$9,695.1	$5,678.5	$7,354.9	$(10,950.8)	$11,777.7
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$19.3	$0.9	$—	$20.2
Payables to affiliates, net	—	1,682.9	—	(1,682.9)	—
Liabilities from coal trading activities, net	—	—	1.4	(0.2)	1.2
Accounts payable and accrued expenses	58.9	439.3	492.2	—	990.4
Total current liabilities	58.9	2,141.5	494.5	(1,683.1)	1,011.8
Deferred income taxes	28.0	—	161.7	(15.8)	173.9
Notes payable to affiliates, net	1,032.5	—	3.8	(1,036.3)	—
Other noncurrent liabilities	160.4	1,330.3	479.6	—	1,970.3
Total liabilities not subject to compromise	1,279.8	3,471.8	1,139.6	(2,735.2)	3,156.0
Liabilities subject to compromise	8,241.4	184.2	14.6	—	8,440.2
Total liabilities	9,521.2	3,656.0	1,154.2	(2,735.2)	11,596.2
Peabody Energy Corporation stockholders’ equity	173.9	2,022.5	6,193.1	(8,215.6)	173.9
Noncontrolling interests	—	—	7.6	—	7.6
Total stockholders’ equity	173.9	2,022.5	6,200.7	(8,215.6)	181.5
Total liabilities and stockholders’ equity	$9,695.1	$5,678.5	$7,354.9	$(10,950.8)	$11,777.7

Peabody Energy Corporation	2016 Form 10-K/A	F- 91

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
		(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$7.2	$4.7	$249.4	$—	$261.3
Accounts receivable, net	—	12.1	216.7	—	228.8
Receivables from affiliates, net	582.1	—	948.1	(1,530.2)	—
Inventories	—	109.4	198.4	—	307.8
Assets from coal trading activities, net	—	3.2	20.3	—	23.5
Deferred income taxes	—	65.3	—	(11.8)	53.5
Other current assets	23.1	128.1	296.4	—	447.6
Total current assets	612.4	322.8	1,929.3	(1,542.0)	1,322.5
Property, plant, equipment and mine development, net	—	4,304.8	4,953.7	—	9,258.5
Deferred income taxes	—	33.1	—	(30.9)	2.2
Investments and other assets	8,309.4	3.6	185.5	(8,134.8)	363.7
Notes receivable from affiliates, net	—	632.7	399.9	(1,032.6)	—
Total assets	$8,921.8	$5,297.0	$7,468.4	$(10,740.3)	$10,946.9
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$5,844.0	$23.8	$7.1	$—	$5,874.9
Payables to affiliates, net	—	1,530.2	—	(1,530.2)	—
Deferred income taxes	11.8	—	3.8	(11.8)	3.8
Liabilities from coal trading activities, net	—	4.8	10.8	—	15.6
Accounts payable and accrued expenses	494.8	479.8	467.9	—	1,442.5
Total current liabilities	6,350.6	2,038.6	489.6	(1,542.0)	7,336.8
Long-term debt, less current portion	366.3	—	—	—	366.3
Deferred income taxes	98.6	—	168.2	(30.9)	235.9
Notes payable to affiliates, net	1,032.6	—	—	(1,032.6)	—
Other noncurrent liabilities	323.6	1,454.9	477.7	—	2,256.2
Total liabilities	8,171.7	3,493.5	1,135.5	(2,605.5)	10,195.2
Peabody Energy Corporation stockholders’ equity	750.1	1,803.5	6,331.3	(8,134.8)	750.1
Noncontrolling interests	—	—	1.6	—	1.6
Total stockholders’ equity	750.1	1,803.5	6,332.9	(8,134.8)	751.7
Total liabilities and stockholders’ equity	$8,921.8	$5,297.0	$7,468.4	$(10,740.3)	$10,946.9

Peabody Energy Corporation	2016 Form 10-K/A	F- 92

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
		(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(167.3)	$78.5	$65.9	$(22.9)
Net cash used in discontinued operations	(16.2)	(1.9)	(11.8)	(29.9)
Net cash (used in) provided by operating activities	(183.5)	76.6	54.1	(52.8)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(55.5)	(71.1)	(126.6)
Changes in accrued expenses related to capital expenditures	—	(0.6)	(5.5)	(6.1)
Federal coal lease expenditures	—	(249.0)	—	(249.0)
Proceeds from disposal of assets, net of notes receivable	—	77.7	66.7	144.4
Contributions to joint ventures	—	—	(309.5)	(309.5)
Distributions from joint ventures	—	—	312.4	312.4
Advances to related parties	—	—	(40.4)	(40.4)
Repayment of loans from related parties	—	—	40.6	40.6
Other, net	—	(5.1)	(4.8)	(9.9)
Net cash used in by investing activities	—	(232.5)	(11.6)	(244.1)
Cash Flows From Financing Activities
Proceeds from long-term debt	1,450.6	—	7.8	1,458.4
Repayments of long-term debt	(503.0)	(4.4)	(6.3)	(513.7)
Payment of deferred financing costs	(26.8)	—	(4.2)	(31.0)
Other, net	—	(5.8)	—	(5.8)
Transactions with affiliates, net	(477.9)	268.4	209.5	—
Net cash provided by financing activities	442.9	258.2	206.8	907.9
Net change in cash and cash equivalents	$259.4	$102.3	$249.3	$611.0
Cash and cash equivalents at beginning of year	7.2	4.7	249.4	261.3
Cash and cash equivalents at end of year	$266.6	$107.0	$498.7	$872.3

Peabody Energy Corporation	2016 Form 10-K/A	F- 93

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
		(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(692.9)	$615.3	$96.5	$18.9
Net cash used in discontinued operations	(27.4)	(2.9)	(3.0)	(33.3)
Net cash (used in) provided by operating activities	(720.3)	612.4	93.5	(14.4)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(70.6)	(56.2)	(126.8)
Changes in accrued expenses related to capital expenditures	—	(2.3)	(6.9)	(9.2)
Federal coal lease expenditures	—	(277.2)	—	(277.2)
Proceeds from disposal of assets, net of notes receivable	—	36.3	34.1	70.4
Purchases of debt and equity securities	—	—	(28.8)	(28.8)
Proceeds from sales and maturities of debt and equity securities	—	—	90.3	90.3
Contributions to joint ventures	—	—	(425.4)	(425.4)
Distributions from joint ventures	—	—	422.6	422.6
Advances to related parties	—	—	(3.7)	(3.7)
Repayment of loan from related parties	—	—	0.9	0.9
Other, net	—	(2.7)	(0.4)	(3.1)
Net cash (used in) provided by investing activities	—	(316.5)	26.5	(290.0)
Cash Flows From Financing Activities
Proceeds from long-term debt	975.7	—	—	975.7
Repayments of long-term debt	(662.0)	(0.7)	(8.6)	(671.3)
Payment of deferred financing costs	(28.7)	—	—	(28.7)
Dividends paid	(1.4)	—	—	(1.4)
Other, net	1.4	(1.8)	(6.2)	(6.6)
Transactions with affiliates, net	253.8	(289.9)	36.1	—
Net cash provided by (used in) financing activities	538.8	(292.4)	21.3	267.7
Net change in cash and cash equivalents	$(181.5)	$3.5	$141.3	$(36.7)
Cash and cash equivalents at beginning of year	188.7	1.2	108.1	298.0
Cash and cash equivalents at end of year	$7.2	$4.7	$249.4	$261.3

Peabody Energy Corporation	2016 Form 10-K/A	F- 94

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
		(Dollars in millions)
Cash Flows From Operating Activities
Net cash (used in) provided by continuing operations	$(369.0)	$764.7	$45.3	$441.0
Net cash used in discontinued operations	(73.3)	(4.6)	(26.5)	(104.4)
Net cash (used in) provided by operating activities	(442.3)	760.1	18.8	336.6
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(95.8)	(98.6)	(194.4)
Changes in accrued expenses related to capital expenditures	—	2.2	(18.8)	(16.6)
Federal coal lease expenditures	—	(276.7)	—	(276.7)
Proceeds from disposal of assets, net of notes receivable	—	105.9	97.8	203.7
Purchases of debt and equity securities	—	—	(15.1)	(15.1)
Proceeds from sales and maturities of debt and equity securities	—	—	13.5	13.5
Contributions to joint ventures	—	—	(529.8)	(529.8)
Distributions from joint ventures	—	—	534.2	534.2
Advances to related parties	—	—	(33.7)	(33.7)
Repayment of loans from related parties	—	—	5.4	5.4
Other, net	—	(4.2)	(0.8)	(5.0)
Net cash used in investing activities	—	(268.6)	(45.9)	(314.5)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	—	1.1	1.1
Repayments of long-term debt	(12.0)	(0.7)	(8.3)	(21.0)
Payment of deferred financing costs	(10.1)	—	—	(10.1)
Dividends paid	(92.3)	—	—	(92.3)
Restricted cash for distributions to noncontrolling interest	—	—	(42.5)	(42.5)
Other, net	3.1	(1.7)	(4.7)	(3.3)
Transactions with affiliates, net	441.6	(488.2)	46.6	—
Net cash provided by (used in) financing activities	330.3	(490.6)	(7.8)	(168.1)
Net change in cash and cash equivalents	$(112.0)	$0.9	$(34.9)	$(146.0)
Cash and cash equivalents at beginning of year	300.7	0.3	143.0	444.0
Cash and cash equivalents at end of year	$188.7	$1.2	$108.1	$298.0

Peabody Energy Corporation	2016 Form 10-K/A	F- 95

Debtor / Non-Debtor
The activity and balances included in the tables below represent the Debtors' and non-debtors' financial information covering the period ended December 31, 2016 and the period from the Petition Date to the end of the current fiscal month.
PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	The Period April 13 through December 31, 2016
	Debtors	Non-Debtors	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$2,074.0	$1,494.7	$(4.0)	$3,564.7
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	1,692.9	1,347.0	(4.0)	3,035.9
Depreciation, depletion and amortization	177.6	159.1	—	336.7
Asset retirement obligation expenses	11.6	15.3	—	26.9
Selling and administrative expenses	81.4	9.3	—	90.7
Restructuring charges	2.2	0.6	—	2.8
Other operating (income) loss:
Net gain on disposal of assets	(19.7)	(1.7)	—	(21.4)
Asset impairment	37.5	193.2	—	230.7
Loss (income) from equity affiliates and investment in subsidiaries	212.6	(29.2)	(209.6)	(26.2)
Loss on early debt extinguishment	29.5	—	—	29.5
Interest expense	143.2	16.9	(9.7)	150.4
Interest income	(3.7)	(10.0)	9.7	(4.0)
Reorganization items, net	155.1	3.9	—	159.0
Loss from continuing operations before income taxes	(446.2)	(209.7)	209.6	(446.3)
Income tax (benefit) provision	(20.6)	(2.1)	—	(22.7)
Loss from continuing operations, net of income taxes	(425.6)	(207.6)	209.6	(423.6)
(Loss) gain from discontinued operations, net of income taxes	(59.5)	5.9	—	(53.6)
Net loss	(485.1)	(201.7)	209.6	(477.2)
Less: Net income attributable to noncontrolling interests	—	7.9	—	7.9
Net loss attributable to common stockholders	$(485.1)	$(209.6)	$209.6	$(485.1)

Peabody Energy Corporation	2016 Form 10-K/A	F- 96

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2016
	Debtors	Non-Debtors	Reclassifications/Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$394.5	$477.8	$—	$872.3
Restricted cash	13.8	40.5	—	54.3
Accounts receivable, net	5.2	467.8	—	473.0
Receivables from affiliates, net	226.9	—	(226.9)	—
Inventories	96.3	107.4	—	203.7
Assets from coal trading activities, net	0.9	—	(0.2)	0.7
Deferred income taxes	—	—	—	—
Other current assets	72.0	416.2	(1.6)	486.6
Total current assets	809.6	1,509.7	(228.7)	2,090.6
Property, plant, equipment and mine development, net	4,870.2	3,906.5	—	8,776.7
Deferred income taxes	—	—	—	—
Investments and other assets	4,125.9	596.7	(3,812.2)	910.4
Notes receivable from affiliates, net	1,036.3	—	(1,036.3)	—
Total assets	$10,842.0	$6,012.9	$(5,077.2)	$11,777.7
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$19.3	$0.9	$—	$20.2
Payables to affiliates, net	—	226.9	(226.9)	—
Income taxes payable	—	7.8	(1.6)	6.2
Liabilities from coal trading activities, net	0.1	1.3	(0.2)	1.2
Accounts payable and accrued expenses	541.7	442.5	—	984.2
Total current liabilities	561.1	679.4	(228.7)	1,011.8
Deferred income taxes	12.1	161.8	—	173.9
Notes payable to affiliates, net	—	1,036.3	(1,036.3)	—
Other noncurrent liabilities	1,648.8	321.5	—	1,970.3
Total liabilities not subject to compromise	2,222.0	2,199.0	(1,265.0)	3,156.0
Liabilities subject to compromise	8,440.2	—	—	8,440.2
Total liabilities	10,662.2	2,199.0	(1,265.0)	11,596.2
Peabody Energy Corporation stockholders’ equity	179.8	3,806.3	(3,812.2)	173.9
Noncontrolling interests	—	7.6	—	7.6
Total stockholders’ equity	179.8	3,813.9	(3,812.2)	181.5
Total liabilities and stockholders’ equity	$10,842.0	$6,012.9	$(5,077.2)	$11,777.7

Peabody Energy Corporation	2016 Form 10-K/A	F- 97

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	The Period April 13 through December 31, 2016
	Debtors	Non-Debtors	Consolidated
	(Dollars in millions)
Cash Flows From Operating Activities
Net cash provided by continuing operations	$435.8	$54.2	$490.0
Net cash used in discontinued operations	(18.3)	(10.9)	(29.2)
Net cash provided by operating activities	417.5	43.3	460.8
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(62.6)	(44.1)	(106.7)
Changes in accrued expenses related to capital expenditures	0.9	(3.0)	(2.1)
Federal coal lease expenditures	(248.5)	—	(248.5)
Proceeds from disposal of assets, net of notes receivable	75.6	66.6	142.2
Contributions to joint ventures	—	(208.3)	(208.3)
Distributions from joint ventures	—	215.4	215.4
Advances to related parties	—	(39.8)	(39.8)
Repayments of loans from related parties	—	39.3	39.3
Other, net	(2.0)	(2.6)	(4.6)
Net cash (used in) provided by investing activities	(236.6)	23.5	(213.1)
Cash Flows From Financing Activities
Proceeds from long-term debt	503.6	7.8	511.4
Repayments of long-term debt	(502.9)	(3.7)	(506.6)
Payment of deferred financing costs	(26.8)	(1.4)	(28.2)
Distributions to noncontrolling interests	—	(4.0)	(4.0)
Other, net	(0.1)	—	(0.1)
Transactions with affiliates, net	131.3	(131.3)	—
Net cash provided by (used in) financing activities	105.1	(132.6)	(27.5)
Net change in cash and cash equivalents	286.0	(65.8)	220.2
Cash and cash equivalents at beginning of period	108.5	543.6	652.1
Cash and cash equivalents at end of period	$394.5	$477.8	$872.3

Peabody Energy Corporation	2016 Form 10-K/A	F- 98

PEABODY ENERGY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)		Other		Balance at End of Period
	(Dollars in millions)
Year Ended December 31, 2016
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$8.3	$0.5	$(1.0)	(2)	$—		$7.8
Reserve for materials and supplies	4.7	4.3	(3.4)		—		5.6
Allowance for doubtful accounts	6.6	7.9	(1.4)		—		13.1
Tax valuation allowances	1,614.1	2,453.9	—		(30.5)	(3)	4,037.5
Year Ended December 31, 2015
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$7.6	$—	$(0.9)	(2)	$1.6	(4)	$8.3
Reserve for materials and supplies	4.6	0.4	(0.3)		—		4.7
Allowance for doubtful accounts	5.8	8.0	(7.2)		—		6.6
Tax valuation allowances	1,366.5	452.9	—		(205.3)	(3)	1,614.1
Year Ended December 31, 2014
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$9.7	$(0.2)	$(1.9)	(2)	$—		$7.6
Reserve for materials and supplies	7.4	(0.1)	(2.7)		—		4.6
Allowance for doubtful accounts	7.4	1.5	(1.4)		(1.7)	(5)	5.8
Tax valuation allowances	1,885.4	534.7	—		(1,053.6)	(6)	1,366.5

(1)	Reserves utilized, unless otherwise indicated.

(2)	Deductions to advance royalty recoupment reserve represents the termination of federal and state leases.

(3)	Includes the impact of the decrease in Australian dollar exchange rates.

(4)	Balances transferred from other accounts.

(5)	Represents subsequent recovery of receivable amounts previously reserved.

(6)
Includes the write-off of valuation allowance against deferred tax assets related to the Australian Minerals and Resource Rent Tax (MRRT) due to the repeal of that legislation in 2014, along with an increase in valuation allowance during the period reflected directly in "Accumulated other comprehensive loss" and the impact of the 2014 decrease in Australian dollar exchange rates.

Peabody Energy Corporation	2016 Form 10-K/A	F- 99

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

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

Exhibit No.	Description of Exhibit

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

10.124
Share Sale and Purchase Agreement entered into as of November 3, 2016 by and among Peabody Australia Mining Pty Ltd, Peabody Energy Australia Pty Ltd, South32 Aluminium (Holdings) Pty Ltd, and South32 Treasury Limited (Incorporated by reference to Exhibit 10.124 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

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

10.127
Amendment to Private Placement Agreement entered into as of February 8, 2017 by and among the Registrant and certain of its creditors party thereto (Incorporated by reference to Exhibit 10.127 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

10.128
Notice Letter and Term Sheet dated as of February 15, 2017, for Amendments to the Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.128 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

10.129
Settlement Agreement dated as of March 13, 2017 by and among the Registrant, certain subsidiaries of the Registrant, and the United Mine Workers of America 1974 Pension Plan and Trust (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2017).

21	List of Subsidiaries. (Incorporated by reference to Exhibit 12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).
23.1
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

23.2†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1
Certification of periodic financial report by the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

31.2
Certification of periodic financial report by the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

31.3
Certification of periodic financial report by the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.3 of Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2016 filed on July 10, 2017).

31.4
Certification of periodic financial report by the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 31.4 of Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2016 filed on July 10, 2017).

31.5†
Certification of periodic financial report by the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6†
Certification of periodic financial report by the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Executive Officer (Incorporated by reference to Exhibit 32.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

Exhibit No.	Description of Exhibit

32.2
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Financial Officer (Incorporated by reference to Exhibit 32.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).

32.3†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Executive Officer
32.4†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Financial Officer
95	Mine Safety Disclosure required by Item 104 of Regulation S-K. (Incorporated by reference to Exhibit 95 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).
101†
Interactive Data File (Amendment No. 2 to Form 10-K for the year ended December 31, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(a)(3) and 15(b) of this report.

†	Filed herewith.