Form 10-Q/A
period 2017-03-31
PEABODY ENERGY CORP
filed 2017-08-14
CIK 1064728

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

Explanatory Note
Peabody Energy Corporation (Peabody or the Company) is filing this Amendment No. 1 on Form 10-Q/A (Amended Filing) in order to amend our Quarterly Report on Form 10-K for the quarter ended March 31, 2017, originally filed May 11, 2017 (Original Filing), to correct for an immaterial error in the previously reported 2014 through 2016 financial statements. When determining whether a valuation allowance was required to reduce the deferred tax assets of one our tax paying components to an amount that was more likely than not to be realized, we inappropriately considered the future reversal of existing temporary differences from another tax paying component as a source of taxable income. The initial error occurred in 2013 and resulted in a $251.3 million understatement of the required valuation allowance and an overstatement of retained earnings of the same amount. Although the error does not materially impact the statements of operations presented in the Original Filing, the effect of correcting the entire cumulative balance sheet difference in the current period would be material to the current period results. The correction of the error increased the net deferred tax liabilities by $163.0 million and $156.3 million and increased the accumulated deficit balance by those same amounts as of March 31, 2017 and December 31, 2016, respectively, compared to the amounts previously reported. This error had no impact on our cash flows from operations for any of those years. The following items were impacted by these corrected disclosures:

•	Part I. Item 1. - We corrected the items impacted in the financial statements and accompanying footnotes as a result of the error.

•
Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - We corrected the items impacted as a result of the error and updated the comparative disclosure as applicable.

•	Part I. Item 4. Controls and Procedures - We amended this item to disclose the material weakness that was identified as a result of the error.
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
We are including currently dated certifications by our Principal Executive Officer and Principal Accounting and Financial Officer as Exhibits 31.3 and 31.4 under Section 302 and Exhibits 32.3 and 32.4 under Section 906 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (Exchange Act).

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	1
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016	1
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016	2
Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016	4
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2017	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	49
Item 4. Controls and Procedures	66
PART II — OTHER INFORMATION
Item 6. Exhibits	67
SIGNATURE	68
EXHIBIT INDEX	69
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions, except per share data)
Revenues
Sales	$1,064.1	$879.8
Other revenues	262.1	147.4
Total revenues	1,326.2	1,027.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	963.7	920.2
Depreciation, depletion and amortization	119.9	111.8
Asset retirement obligation expenses	14.6	13.1
Selling and administrative expenses	37.2	48.3
Restructuring charges	—	12.1
Other operating (income) loss:
Net gain on disposal of assets	(22.8)	(1.8)
Asset impairment	30.5	17.2
(Income) loss from equity affiliates	(15.0)	9.0
Operating profit (loss)	198.1	(102.7)
Interest expense	32.9	126.2
Interest income	(2.7)	(1.4)
Reorganization items, net	41.4	—
Income (loss) from continuing operations before income taxes	126.5	(227.5)
Income tax provision (benefit)	2.2	(59.8)
Income (loss) from continuing operations, net of income taxes	124.3	(167.7)
Loss from discontinued operations, net of income taxes	(4.1)	(3.4)
Net income (loss)	120.2	(171.1)
Less: Net income attributable to noncontrolling interests	4.8	—
Net income (loss) attributable to common stockholders	$115.4	$(171.1)

Income (loss) from continuing operations:
Basic income (loss) per share	$6.46	$(9.17)
Diluted income (loss) per share	$6.44	$(9.17)

Net income (loss) attributable to common stockholders:
Basic income (loss) per share	$6.24	$(9.35)
Diluted income (loss) per share	$6.21	$(9.35)

Dividends declared per share	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Net income (loss)	$120.2	$(171.1)
Reclassification for realized losses on cash flow hedges (net of respective net tax provision of $9.1 and $29.2) included in net income (loss)	18.6	49.7
Postretirement plans and workers' compensation obligations (net of respective net tax provision of $2.5 and $2.1)	4.4	3.6
Foreign currency translation adjustment	5.5	2.7
Other comprehensive income, net of income taxes	28.5	56.0
Comprehensive income (loss)	148.7	(115.1)
Less: Comprehensive income attributable to noncontrolling interests	4.8	—
Comprehensive income (loss) attributable to common stockholders	$143.9	$(115.1)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2017	December 31, 2016
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,068.1	$872.3
Restricted cash	80.7	54.3
Successor Notes issuance proceeds - restricted cash	1,000.0	—
Accounts receivable, net of allowance for doubtful accounts of $12.8 at March 31, 2017 and $13.1 at December 31, 2016	312.1	473.0
Inventories	250.8	203.7
Assets from coal trading activities, net	0.6	0.7
Other current assets	493.9	486.6
Total current assets	3,206.2	2,090.6
Property, plant, equipment and mine development, net	8,653.9	8,776.7
Investments and other assets	976.4	910.4
Total assets	$12,836.5	$11,777.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$18.2	$20.2
Liabilities from coal trading activities, net	0.7	1.2
Accounts payable and accrued expenses	967.3	990.4
Total current liabilities	986.2	1,011.8
Long-term debt, less current portion	950.5	—
Deferred income taxes	179.2	173.9
Asset retirement obligations	707.0	717.8
Accrued postretirement benefit costs	753.9	756.3
Other noncurrent liabilities	511.1	496.2
Total liabilities not subject to compromise	4,087.9	3,156.0
Liabilities subject to compromise	8,416.7	8,440.2
Total liabilities	12,504.6	11,596.2
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of March 31, 2017 or December 31, 2016	—	—
Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of March 31, 2017 or December 31, 2016	—	—
Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of March 31, 2017 or December 31, 2016	—	—
Common Stock — $0.01 per share par value; 53.3 shares authorized,19.3 shares issued and 18.5 shares outstanding as of March 31, 2017 and December 31, 2016	0.2	0.2
Additional paid-in capital	2,423.9	2,422.0
Treasury stock, at cost — 0.8 shares as of March 31, 2017 and December 31, 2016	(371.9)	(371.8)
Accumulated deficit	(1,284.1)	(1,399.5)
Accumulated other comprehensive loss	(448.5)	(477.0)
Peabody Energy Corporation stockholders’ equity	319.6	173.9
Noncontrolling interests	12.3	7.6
Total stockholders’ equity	331.9	181.5
Total liabilities and stockholders’ equity	$12,836.5	$11,777.7
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Cash Flows From Operating Activities
Net income (loss)	$120.2	$(171.1)
Loss from discontinued operations, net of income taxes	4.1	3.4
Income (loss) from continuing operations, net of income taxes	124.3	(167.7)
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	119.9	111.8
Noncash interest expense	0.5	6.9
Deferred income taxes	1.7	(43.4)
Noncash share-based compensation	1.9	2.4
Asset impairment	30.5	17.2
Net gain on disposal of assets	(22.8)	(1.8)
(Income) loss from equity affiliates	(15.0)	9.0
Gain on voluntary employee beneficiary association settlement	—	(68.1)
Settlement of hedge positions	—	(17.8)
Unrealized gains on non-coal trading derivative contracts	—	(25.0)
Reclassification from other comprehensive earnings for terminated hedge contracts	27.6	—
Noncash reorganization items, net	10.0	—
Changes in current assets and liabilities:
Accounts receivable	159.3	125.8
Change in receivable from accounts receivable securitization program	—	(168.5)
Inventories	(47.2)	(8.0)
Net assets from coal trading activities	(0.5)	6.0
Other current assets	0.1	(36.0)
Accounts payable and accrued expenses	(54.9)	(71.1)
Restricted cash	(94.1)	(100.2)
Asset retirement obligations	10.2	9.0
Workers' compensation obligations	(3.1)	(3.3)
Accrued postretirement benefit costs	0.8	(0.2)
Accrued pension costs	5.4	5.4
Take-or-pay obligation settlement	(5.5)	(15.5)
Other, net	(2.5)	(5.8)
Net cash provided by (used in) continuing operations	246.6	(438.9)
Net cash used in discontinued operations	(8.2)	(0.1)
Net cash provided by (used in) operating activities	238.4	(439.0)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(32.8)	(13.3)
Changes in accrued expenses related to capital expenditures	(1.4)	(3.4)
Federal coal lease expenditures	(0.5)	(0.4)
Proceeds from disposal of assets	24.3	2.1
Contributions to joint ventures	(95.4)	(81.7)
Distributions from joint ventures	90.5	87.4
Advances to related parties	(0.4)	(1.2)
Repayments of loans from related parties	31.1	2.1
Other, net	(0.3)	(4.5)
Net cash provided by (used in) investing activities	15.1	(12.9)
Cash Flows From Financing Activities
Proceeds from long-term debt	1,000.0	947.0
Successor Notes issuance proceeds into escrow	(1,000.0)	—
Repayments of long-term debt	(2.1)	(6.2)
Payment of deferred financing costs	(55.4)	(2.8)
Distributions to noncontrolling interests	(0.1)	—
Other, net	(0.1)	(1.8)
Net cash (used in) provided by financing activities	(57.7)	936.2
Net change in cash and cash equivalents	195.8	484.3
Cash and cash equivalents at beginning of period	872.3	261.3
Cash and cash equivalents at end of period	$1,068.1	$745.6
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2016	$0.2	$2,422.0	$(371.8)	$(1,399.5)	$(477.0)	$7.6	$181.5
Net income	—	—	—	115.4	—	4.8	120.2
Net realized losses on cash flow hedges (net of $9.1 net tax provision)	—	—	—	—	18.6	—	18.6
Postretirement plans and workers’ compensation obligations (net of $2.5 net tax provision)	—	—	—	—	4.4	—	4.4
Foreign currency translation adjustment	—	—	—	—	5.5	—	5.5
Share-based compensation for equity-classified awards	—	1.9	—	—	—	—	1.9
Repurchase of employee common stock relinquished for tax withholding	—	—	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
March 31, 2017	$0.2	$2,423.9	$(371.9)	$(1,284.1)	$(448.5)	$12.3	$331.9
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
Correction of Prior Period Financial Information
Subsequent to the Original Filing, an immaterial error was identified that impacted previously reported results. When determining whether a valuation allowance was required to reduce the deferred tax assets of one of its tax paying components to an amount that was more likely than not to be realized, the Company inappropriately considered the future reversal of existing temporary differences from another tax paying component as a source of taxable income. Although the error does not materially impact the statements of operations presented in the Original Filing, the effect of correcting the entire cumulative balance sheet difference in the current period would be material to the current period results. The correction of the error increased the net deferred tax liabilities by $163.0 million and $156.3 million and increased the accumulated deficit balance by those same amounts as of March 31, 2017 and December 31, 2016, respectively, compared to the amounts previously reported. The error did not have an impact on the Company’s liquidity or cash flows from operations, nor did it have an impact on the Company’s compliance with any of its debt covenants. Financial information included in the accompanying financial statements and the notes thereto reflect the effects of the corrections described in the preceding discussion and tables below.

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below set forth the revised statement of operations and balance sheet amounts as compared to the amounts previously reported.

	Quarter Ended March 31, 2017		Quarter Ended March 31, 2016
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
	(In millions, except per share data)
Results of Operations Amounts
Income tax (benefit) provision	$(4.5)	$2.2	$(65.8)	$(59.8)
Income (loss) from continuing operations, net of income taxes	131.0	124.3	(161.7)	(167.7)
Net income (loss)	126.9	120.2	(165.1)	(171.1)
Net income (loss) attributable to common stockholders	122.1	115.4	(165.1)	(171.1)

Basic EPS - Income (loss) from continuing operations	$6.82	$6.46	$(8.85)	$(9.17)
Diluted EPS - Income (loss) from continuing operations	$6.80	$6.44	$(8.85)	$(9.17)

Basic EPS - Income (loss) attributable to common stockholders	$6.60	$6.24	$(9.03)	$(9.35)
Diluted EPS - Income (loss) attributable to common stockholders	$6.57	$6.21	$(9.03)	$(9.35)

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
The Company’s income tax provision of $2.2 million and benefit of $59.8 million for the three months ended March 31, 2017 and 2016, respectively, included a tax provision of $9.4 million and $7.9 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s effective tax rate for the three month period ended March 31, 2017 is comprised of the expected statutory tax expense offset by foreign rate differential, changes in valuation allowance and a tax allocation to results from continuing operations related to the tax effects of items credited directly to “Accumulated other comprehensive loss.”
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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
	2017	2016
	(In millions, except per share data)
EPS numerator:
Income (loss) from continuing operations, net of income taxes	$124.3	$(167.7)
Less: Net income attributable to noncontrolling interests	4.8	—
Income (loss) from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	119.5	(167.7)
Less: Earnings allocated to participating securities	1.1	—
Income (loss) from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	118.4	(167.7)
Loss from discontinued operations, net of income taxes	(4.1)	(3.4)
Less: Loss from discontinued operations allocated to participating securities	(0.1)	—
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities (1)	(4.0)	(3.4)
Net income (loss) attributable to common stockholders, after allocation of earnings to participating securities (1)	$114.4	$(171.1)

EPS denominator:
Weighted average shares outstanding — basic	18.3	18.3
Impact of dilutive securities	0.1	—
Weighted average shares outstanding — diluted	18.4	18.3

Basic EPS attributable to common stockholders:
Income (loss) from continuing operations	$6.46	$(9.17)
Loss from discontinued operations	(0.22)	(0.18)
Net income (loss) attributable to common stockholders	$6.24	$(9.35)

Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$6.44	$(9.17)
Loss from discontinued operations	(0.23)	(0.18)
Net income (loss) attributable to common stockholders	$6.21	$(9.35)

(1)	The reallocation adjustment for participating securities to arrive at the numerator used to calculate diluted EPS was less than $0.1 million for the periods presented.
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

A reconciliation of consolidated income (loss) from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$124.3	$(167.7)
Depreciation, depletion and amortization	119.9	111.8
Asset retirement obligation expenses	14.6	13.1
Selling and administrative expenses related to debt restructuring	—	14.3
Asset impairment	30.5	17.2
Change in deferred tax asset valuation allowance related to equity affiliates	(5.2)	1.4
Interest expense	32.9	126.2
Unrealized gains on non-coal trading derivative contracts realized into income	—	(25.0)
Interest income	(2.7)	(1.4)
Reorganization items, net	41.4	—
Income tax provision (benefit)	2.2	(59.8)
Total Adjusted EBITDA	$357.9	$30.1

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

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$732.9	$661.7	$(68.4)	$1,326.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	27.5	551.4	453.2	(68.4)	963.7
Depreciation, depletion and amortization	—	69.7	50.2	—	119.9
Asset retirement obligation expenses	—	7.2	7.4	—	14.6
Selling and administrative expenses	2.0	30.6	4.6	—	37.2
Other operating (income) loss:
Net gain (loss) on disposal of assets	—	(22.9)	0.1	—	(22.8)
Asset impairment	—	—	30.5	—	30.5
(Income) loss from equity affiliates and investment in subsidiaries	(170.5)	0.9	(15.9)	170.5	(15.0)
Interest expense	32.9	4.4	5.5	(9.9)	32.9
Interest income	—	(2.1)	(10.5)	9.9	(2.7)
Reorganization items, net	(0.2)	41.0	0.6	—	41.4
Income from continuing operations before income taxes	108.3	52.7	136.0	(170.5)	126.5
Income tax (benefit) provision	(10.0)	(2.7)	14.9	—	2.2
Income from continuing operations, net of income taxes	118.3	55.4	121.1	(170.5)	124.3
Loss from discontinued operations, net of income taxes	(2.9)	(0.3)	(0.9)	—	(4.1)
Net income	115.4	55.1	120.2	(170.5)	120.2
Less: Net income attributable to noncontrolling interests	—	—	4.8	—	4.8
Net income attributable to common stockholders	$115.4	$55.1	$115.4	$(170.5)	$115.4
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net income	$115.4	$55.1	$120.2	$(170.5)	$120.2
Other comprehensive income, net of income taxes	28.5	5.8	5.5	(11.3)	28.5
Comprehensive income	143.9	60.9	125.7	(181.8)	148.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.8	—	4.8
Comprehensive income attributable to common stockholders	$143.9	$60.9	$120.9	$(181.8)	$143.9

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$—	$663.9	$441.1	$(77.8)	$1,027.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	17.9	522.3	457.8	(77.8)	920.2
Depreciation, depletion and amortization	—	51.1	60.7	—	111.8
Asset retirement obligation expenses	—	6.5	6.6	—	13.1
Selling and administrative expenses	2.4	42.2	3.7	—	48.3
Restructuring charges	—	11.4	0.7	—	12.1
Other operating (income) loss:
Net gain on disposal of assets	—	(1.8)	—	—	(1.8)
Asset impairment	—	—	17.2	—	17.2
Loss from equity affiliates and investment in subsidiaries	59.3	1.2	7.8	(59.3)	9.0
Interest expense	122.6	5.8	6.2	(8.4)	126.2
Interest income	—	(1.0)	(8.8)	8.4	(1.4)
(Loss) income from continuing operations before income taxes	(202.2)	26.2	(110.8)	59.3	(227.5)
Income tax benefit	(33.1)	(18.5)	(8.2)	—	(59.8)
(Loss) income from continuing operations, net of income taxes	(169.1)	44.7	(102.6)	59.3	(167.7)
Loss from discontinued operations, net of income taxes	(2.0)	(0.5)	(0.9)	—	(3.4)
Net (loss) income attributable to common stockholders	$(171.1)	$44.2	$(103.5)	$59.3	$(171.1)
Unaudited Supplemental Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)
Net (loss) income	$(171.1)	$44.2	$(103.5)	$59.3	$(171.1)
Other comprehensive income, net of income taxes	56.0	5.1	2.7	(7.8)	56.0
Comprehensive (loss) income attributable to common stockholders	$(115.1)	$49.3	$(100.8)	$51.5	$(115.1)

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	March 31, 2017
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Reclassifications/ Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$221.4	$9.4	$837.3	$—	$1,068.1
Restricted cash	13.8	—	66.9	—	80.7
Successor Notes issuance proceeds - restricted cash	1,000.0	—	—	—	1,000.0
Accounts receivable, net	—	—	330.9	(18.8)	312.1
Receivables from affiliates, net	878.2	—	798.5	(1,676.7)	—
Inventories	—	93.9	156.9	—	250.8
Assets from coal trading activities, net	—	0.3	0.3	—	0.6
Other current assets	25.2	51.5	417.2	—	493.9
Total current assets	2,138.6	155.1	2,608.0	(1,695.5)	3,206.2
Property, plant, equipment and mine development, net	—	4,332.5	4,321.4	—	8,653.9
Deferred income taxes	—	185.0	—	(185.0)	—
Investments and other assets	8,825.2	3.8	602.7	(8,455.3)	976.4
Notes receivable from affiliates, net	—	1,047.5	—	(1,047.5)	—
Total assets	$10,963.8	$5,723.9	$7,532.1	$(11,383.3)	$12,836.5
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$18.2	$—	$—	$18.2
Payables to affiliates, net	—	1,676.7	—	(1,676.7)	—
Liabilities from coal trading activities, net	—	—	0.7	—	0.7
Accounts payable and accrued expenses	71.6	432.7	481.8	(18.8)	967.3
Total current liabilities	71.6	2,127.6	482.5	(1,695.5)	986.2
Long-term debt, less current portion	950.5	—	—	—	950.5
Deferred income taxes	195.4	—	168.8	(185.0)	179.2
Notes payable to affiliates, net	1,032.6	—	14.9	(1,047.5)	—
Other noncurrent liabilities	167.3	1,337.5	467.2	—	1,972.0
Total liabilities not subject to compromise	2,417.4	3,465.1	1,133.4	(2,928.0)	4,087.9
Liabilities subject to compromise	8,226.8	175.4	14.5	—	8,416.7
Total liabilities	10,644.2	3,640.5	1,147.9	(2,928.0)	12,504.6
Peabody Energy Corporation stockholders’ equity	319.6	2,083.4	6,371.9	(8,455.3)	319.6
Noncontrolling interests	—	—	12.3	—	12.3
Total stockholders’ equity	319.6	2,083.4	6,384.2	(8,455.3)	331.9
Total liabilities and stockholders’ equity	$10,963.8	$5,723.9	$7,532.1	$(11,383.3)	$12,836.5

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

Unaudited Supplemental Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2017
	Debtors	Non-Debtors	Eliminations	Consolidated
	(Dollars in millions)
Total revenues	$733.0	$594.5	$(1.3)	$1,326.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	572.5	392.5	(1.3)	963.7
Depreciation, depletion and amortization	75.2	44.7	—	119.9
Asset retirement obligation expenses	9.4	5.2	—	14.6
Selling and administrative expenses	32.7	4.5	—	37.2
Other operating (income) loss:
Net (gain) loss on disposal of assets	(22.9)	0.1	—	(22.8)
Asset impairment	30.5	—	—	30.5
Income from equity affiliates and investment in subsidiaries	(141.4)	(15.8)	142.2	(15.0)
Interest expense	32.8	5.2	(5.1)	32.9
Interest income	(2.5)	(5.3)	5.1	(2.7)
Reorganization items, net	40.8	0.6	—	41.4
Income from continuing operations before income taxes	105.9	162.8	(142.2)	126.5
Income tax (benefit) provision	(12.7)	14.9	—	2.2
Income from continuing operations, net of income taxes	118.6	147.9	(142.2)	124.3
Loss from discontinued operations, net of income taxes	(3.2)	(0.9)	—	(4.1)
Net income	115.4	147.0	(142.2)	120.2
Less: Net income attributable to noncontrolling interests	—	4.8	—	4.8
Net income attributable to common stockholders	$115.4	$142.2	$(142.2)	$115.4

PEABODY ENERGY CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Supplemental Condensed Consolidating Balance Sheets

	March 31, 2017
	Debtors	Non-Debtors	Reclassifications/Eliminations	Consolidated
	(Dollars in millions)
Assets
Current assets
Cash and cash equivalents	$261.6	$806.5	$—	$1,068.1
Restricted cash	13.8	66.9	—	80.7
Successor Notes issuance proceeds - restricted cash	1,000.0	—	—	1,000.0
Accounts receivable, net	—	330.8	(18.7)	312.1
Receivables from affiliates, net	214.9	—	(214.9)	—
Inventories	116.3	134.5	—	250.8
Assets from coal trading activities, net	0.3	0.3	—	0.6
Other current assets	78.4	417.1	(1.6)	493.9
Total current assets	1,685.3	1,756.1	(235.2)	3,206.2
Property, plant, equipment and mine development, net	4,787.7	3,866.2	—	8,653.9
Investments and other assets	4,410.3	573.1	(4,007.0)	976.4
Notes receivable from affiliates, net	1,047.5	—	(1,047.5)	—
Total assets	$11,930.8	$6,195.4	$(5,289.7)	$12,836.5
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$18.2	$—	$—	$18.2
Payables to affiliates, net	—	214.9	(214.9)	—
Income taxes payable	—	10.2	(1.6)	8.6
Liabilities from coal trading activities, net	0.1	0.6	—	0.7
Accounts payable and accrued expenses	546.7	430.7	(18.7)	958.7
Total current liabilities	565.0	656.4	(235.2)	986.2
Long-term debt, less current portion	950.5	—	—	950.5
Deferred income taxes	10.4	168.8	—	179.2
Notes payable to affiliates, net	—	1,047.5	(1,047.5)	—
Other noncurrent liabilities	1,668.6	303.4	—	1,972.0
Total liabilities not subject to compromise	3,194.5	2,176.1	(1,282.7)	4,087.9
Liabilities subject to compromise	8,416.7	—	—	8,416.7
Total liabilities	11,611.2	2,176.1	(1,282.7)	12,504.6
Peabody Energy Corporation stockholders’ equity	319.6	4,007.0	(4,007.0)	319.6
Noncontrolling interests	—	12.3	—	12.3
Total stockholders’ equity	319.6	4,019.3	(4,007.0)	331.9
Total liabilities and stockholders’ equity	$11,930.8	$6,195.4	$(5,289.7)	$12,836.5

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
Net results attributable to common stockholders improved for the three months ended March 31, 2017 compared to the same period in the prior year by $286.5 million. The comparative improvement in net results attributable to common stockholders was primarily driven by the increase to revenues, lower interest expense ($93.3 million), improved results from our equity affiliates ($24.0 million) and a gain associated with the sale of our interests in Dominion Terminal Associates ($19.7 million). The improvement was partially offset by a decrease in our tax benefit ($62.0 million), increases to our operating costs ($43.5 million) driven by increased volumes and reorganization items recorded in connection with our Chapter 11 Cases ($41.4 million). Adjusted EBITDA of $357.9 million for the three months ended March 31, 2017, reflected a year-over-year increase of $327.8 million.
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

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2017	2016	$	%
	(Dollars in millions)
Income (loss) from continuing operations before income taxes	$126.5	$(227.5)	$354.0	156%
Income tax provision (benefit)	2.2	(59.8)	(62.0)	(104)%
Income (loss) from continuing operations, net of income taxes	$124.3	$(167.7)	$292.0	174%
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
Net Income (Loss) Attributable to Common Stockholders
The following table presents net income (loss) attributable to common stockholders:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2017	2016	$	%
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$124.3	$(167.7)	$292.0	174%
Loss from discontinued operations, net of income taxes	(4.1)	(3.4)	(0.7)	(21)%
Net income (loss)	120.2	(171.1)	291.3	170%
Less: Net income attributable to noncontrolling interests	4.8	—	(4.8)	n.m.
Net income (loss) attributable to common stockholders	$115.4	$(171.1)	$286.5	167%
Net results attributable to common stockholders improved for the three months ended March 31, 2017 compared to the same period in the prior year largely due to the favorable change in results from continuing operations, net of income taxes, as discussed above.
Diluted EPS
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)
	March 31,		to EPS
	2017	2016	$	%
Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$6.44	$(9.17)	$15.61	170%
Loss from discontinued operations	(0.23)	(0.18)	(0.05)	(28)%
Net income (loss)	$6.21	$(9.35)	$15.56	166%
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017 because of the material weaknesses in our internal control over financial reporting described below.
All systems of internal control, no matter how well designed, have inherent limitations. Therefore, even those systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Evaluation of the Internal Control over Financial Reporting
Management determined that the internal control around the reconciliation of tax basis balance sheets to deferred tax balances was not designed effectively and did not operate at a sufficient level of precision to prevent or detect a material misstatement on a timely basis.  Specifically, an immaterial misstatement related to deferred tax liabilities of a single taxpayer outside of the consolidated Australian tax paying group was identified, which resulted in the understatement of the income tax valuation allowance required to reduce the carrying value of its deferred tax assets. The Company has subsequently revised its financial statements and related disclosures to correct these errors.
This control deficiency created a reasonable possibility that a material misstatement to the annual consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, management concluded that this control deficiency represents a material weakness.
Management’s Plans for Remediation
Management has been engaged and will continue to advance remedial activities to address the material weakness described above. We believe the risk of a material weakness in subsequent periods will be mitigated by the application of fresh start reporting, the implementation of an improved general ledger structure and a comprehensive analysis of all deferred tax positions. Additionally, we will revise and enhance the design of existing controls and procedures to properly apply accounting principles in this area, which includes strengthening our income tax controls with improved documentation standards, training and technical oversight.
The material weakness will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2017.
Changes in Internal Control Over Financial Reporting
Other than as discussed above, there have been no changes in internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibits.
See Exhibit Index at page 68 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	August 14, 2017	By:	/s/ AMY B. SCHWETZ
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

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.10	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K, filed April 3, 2017)

10.11
Form of Restrictive Covenant Agreement under the Peabody Energy Corporation 2017 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017)

10.12
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

31.1
Certification of periodic financial report by the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

31.2
Certification of periodic financial report by the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

31.3*
Certification of periodic financial report by the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*
Certification of periodic financial report by the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Executive Officer (incorporated by reference to Exhibit 32.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

32.2
Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Financial Officer (incorporated by reference to Exhibit 32.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

32.3*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Executive Officer

32.4*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Financial Officer

95	Mine Safety Disclosure required by Item 104 of Regulation S-K (incorporated by reference to Exhibit 95 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

101*	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed”

*	Filed herewith.