Form 10-K
period 2017-12-31
PEABODY ENERGY CORP
filed 2018-02-26
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Aggregate market value of the voting stock held by non-affiliates (stockholders who are not directors or executive officers) of the Registrant, calculated using the closing price on June 30, 2017: Common Stock, par value $0.01 per share, $1.4 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐
Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 19, 2018: Common Stock, par value $0.01 per share, 129,717,428 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2018 Annual Meeting of Shareholders (the Company’s 2018 Proxy Statement) are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

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
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results or an investment in our securities include, but are not limited to:

•	as a result of our emergence from our Chapter 11 Cases, our historical financial information is not indicative of our future financial performance;

•	our profitability depends upon the prices we receive for our coal;

•
if a substantial number of our long-term coal supply agreements terminate, our revenues and operating profits could suffer if we are unable to find alternate buyers willing to purchase our coal on comparable terms to those in our contracts;

•	the loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues;

•	our trading and hedging activities do not cover certain risks, and may expose us to earnings volatility and other risks;

•	our operating results could be adversely affected by unfavorable economic and financial market conditions;

•	our ability to collect payments from our customers could be impaired if their creditworthiness or contractual performance deteriorates;

•	risks inherent to mining could increase the cost of operating our business;

•	if transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer;

•	a decrease in the availability or increase in costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires could decrease our anticipated profitability;

•	take-or-pay arrangements within the coal industry could unfavorably affect our profitability;

•	an inability of trading, brokerage, mining or freight counterparties to fulfill the terms of their contracts with us could reduce our profitability;

•	we may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets;

•	our ability to operate our company effectively could be impaired if we lose key personnel or fail to attract qualified personnel;

•	we could be negatively affected if we fail to maintain satisfactory labor relations;

•	we could be adversely affected if we fail to appropriately provide financial assurances for our obligations;

•	our mining operations are extensively regulated, which imposes significant costs on us, and future regulations and developments could increase those costs or limit our ability to produce coal;

•	our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us;

•	we may be unable to obtain, renew or maintain permits necessary for our operations, which would reduce our production, cash flows and profitability;

•
our mining operations are subject to extensive forms of taxation, which imposes significant costs on us, and future regulations and developments could increase those costs or limit our ability to produce coal competitively;

•	if the assumptions underlying our asset retirement obligations for reclamation and mine closures are materially inaccurate, our costs could be significantly greater than anticipated;

•	our future success depends upon our ability to continue acquiring and developing coal reserves that are economically recoverable;

Peabody Energy Corporation	2017 Form 10-K	i

•
we face numerous uncertainties in estimating our economically recoverable coal reserves and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability;

•	our global operations increase our exposure to risks unique to international mining and trading operations;

•	joint ventures, partnerships or non-managed operations may not be successful and may not comply with our operating standards;

•	we may undertake further repositioning plans that would require additional charges;

•
we could be exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks if we sustain cyber attacks or other security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us, our customers or other third-parties;

•	our expenditures for postretirement benefit and pension obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect;

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

•	our financial performance could be adversely affected by our indebtedness;

•	despite our and our subsidiaries’ indebtedness, we may still be able to incur substantially more debt, including secured debt. This could further increase the risks associated with our indebtedness;

•	we may not be able to generate sufficient cash to service all of our indebtedness or other obligations;

•
the terms of our indenture governing our senior secured notes and the agreements and instruments governing our other post-emergence indebtedness impose restrictions that may limit our operating and financial flexibility;

•	the price of our securities may be volatile;

•	our Common Stock is subject to dilution and may be subject to further dilution in the future;

•	there may be circumstances in which the interests of a significant stockholder could be in conflict with other stockholders’ interests;

•	the payment of dividends on our stock or repurchases of our stock is dependent on a number of factors, and future payments and repurchases cannot be assured;

•	we may not be able to fully utilize our deferred tax assets;

•
divestitures and acquisitions are a potentially important part of our long-term strategy, subject to our investment criteria, and involve a number of risks, any of which could cause us not to realize the anticipated benefits;

•	our certificate of incorporation and by-laws include provisions that may discourage a takeover attempt;

•	diversity in interpretation and application of accounting literature in the mining industry may impact our reported financial results; and

•	other risks and factors, including those discussed in “Legal Proceedings,” set forth in Part I, Item 3 of this report and “Risk Factors,” set forth in Part I, Item 1A of this report.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

Peabody Energy Corporation	2017 Form 10-K	ii

Peabody Energy Corporation	2017 Form 10-K	1

Note:
The words “we,” “us,” “our,” “Peabody” or “the Company” as used in this report, refer to Peabody Energy Corporation or its applicable subsidiary or subsidiaries. Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations.

When used in this filing, the term “ton” refers to short or net tons, equal to 2,000 pounds (907.18 kilograms), while “tonne” refers to metric tons, equal to 2,204.62 pounds (1,000 kilograms).
PART I
Item 1.    Business.
Overview
We are the world’s largest private-sector coal company by volume. We own interests in 23 coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 22 of those mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts through trading and business offices in the U.S., Australia, China, and the United Kingdom. In 2017, we achieved a global safety incidence rate of 1.38 incidents per 200,000 hours worked, which was a 26% improvement in our global safety performance over the past five years. We were also recognized by the U.S. National Mining Association as the first in the industry to achieve independent certification under the CORESafety® system.
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
On January 27, 2017, the Debtors filed with the Bankruptcy Court the Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as further modified, the Plan) and the Second Amended Disclosure Statement with Respect to the Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (previous versions of the Plan and Disclosure Statement were filed with the Bankruptcy Court on December 22, 2016 and January 25, 2017). Subsequently, the Debtors solicited votes on the Plan. On March 15, 2017, the Debtors filed a revised version of the Plan and on March 16, 2017, the Bankruptcy Court held a hearing to determine whether the Plan should be confirmed. On March 17, 2017, the Bankruptcy Court entered an order, Docket No. 2763 (the Confirmation Order), confirming the Plan. On April 3, 2017 (the Effective Date), the Debtors satisfied the conditions to effectiveness set forth in the Plan, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases.
A group of creditors (the Ad Hoc Committee) that held certain interests in the Company's prepetition indebtedness appealed the Bankruptcy Court's order confirming the Plan.  On December 29, 2017, the United States District Court for the Eastern District of Missouri (the District Court) entered an order dismissing the Ad Hoc Committee's appeal, and, in the alternative, affirming the order confirming the Plan.  On January 26, 2018, the Ad Hoc Committee appealed the District Court's order to the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit). In its appeal, the Ad Hoc Committee does not ask the Eighth Circuit to reverse the order confirming the Plan. Instead, the Ad Hoc Committee asks the Eighth Circuit to award the Ad Hoc Committee members either unspecified damages or the right to buy an unspecified amount of Company stock at a discount. The Company does not believe the appeal is meritorious and will vigorously defend it.
Upon emergence, in accordance with Accounting Standards Codification (ASC) 852, we applied fresh start reporting to our consolidated financial statements as of April 1, 2017 and became a new entity for financial reporting purposes reflecting the Successor (as defined below) capital structure. As a new entity, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss). For additional details, refer to Note 1. “Summary of Significant Accounting Policies” and Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” to the accompanying consolidated financial statements.

Peabody Energy Corporation	2017 Form 10-K	2

In connection with our emergence from the Chapter 11 Cases and the adoption of fresh start reporting, the results of operations for 2017 separately present a Successor period (for the period April 2, 2017 through December 31, 2017) and a Predecessor period (for the period January 1, 2017 through April 1, 2017). The results of operations for the years ended 2016 and 2015 are presented as Predecessor periods. References to “Successor” are in reference to reporting dates on or after April 2, 2017; references to “Predecessor” are in reference to reporting dates through April 1, 2017, which include the impact of the Plan provisions and the application of fresh start reporting. Although the 2017 Successor period and the 2017 Predecessor period are distinct reporting periods, the effects of emergence and fresh start reporting did not have a material impact on the comparability of our results of operations between the periods, unless otherwise noted herein. Accordingly, references to 2017 results of operations for year ended December 31, 2017 combine the two periods to enhance the comparability of such information to the prior year.
Segment and Geographic Information
We conduct business through six operating segments: Powder River Basin Mining, Midwestern U.S. Mining, Western U.S. Mining, Australian Metallurgical Mining, Australian Thermal Mining and Trading and Brokerage. Segment and geographic financial information is contained in Note 27. “Segment and Geographic Information” to our consolidated financial statements and is incorporated herein by reference.
Mining Segments
The maps that follow display our active mine locations as of December 31, 2017. Also shown are the primary ports that we use in Australia for coal exports and our corporate headquarters in St. Louis, Missouri.
U.S. Mining Operations - Powder River Basin, Midwestern, Western

Rawhide
Caballo
North Antelope Rochelle
Foidel Creek/
Twentymile
Kayenta
El Segundo
Lee Ranch
St. Louis
Corporate
Gateway
Bear Run
Francisco
Somerville
Wild Boar
Wildcat Hills
Cottage Grove
Surface
Underground
0
100
200
300
400
Miles
N
W
E
S
Peabody

Peabody Energy Corporation	2017 Form 10-K	3

The principal business of our mining segments in the U.S. is the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a portion sold as international exports as conditions warrant. Our Powder River Basin Mining operations consist of our mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). Our Midwestern U.S. Mining operations include our Illinois and Indiana mining operations, which are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu, and lower customer transportation costs (due to shorter shipping distances). Our Western U.S. Mining operations reflect the aggregation of our New Mexico, Arizona and Colorado mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes, coal with a mid-range sulfur content and Btu. Geologically, our Powder River Basin Mining operations mine sub-bituminous coal deposits, our Midwestern U.S. Mining operations mine bituminous coal deposits and our Western U.S. Mining operations mine both bituminous and sub-bituminous coal deposits.
As described more fully in Part I, Item 1 under the heading “Transportation”, coal consumed in the U.S. is usually sold at the mine with transportation costs borne by the purchaser. Our U.S. mine sites are typically adjacent to a rail loop; however in limited circumstances coal may be trucked to a barge site. Title predominately passes to the purchaser at the rail or barge, as applicable.
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

Peabody Energy Corporation	2017 Form 10-K	4

Australian Mining Operations - Metallurgical, Thermal

500,000
1,000,000
1,500,000
7,400,000
6,900,000
6,400,000
N
S
E
W
Abbot Point
Bowen Basin
Dalrymple Bay
MacKay
Northern Missing Link
North Goonyella
Coppabella
Moorvale
Millennium
Galilee Basin
Styx Basin
Middlemount
Rockhampton
Great Dividing Range
Maryborough Basin
Southern Missing Link
Surat Basin
Tarong Basin
Queensland
Brisbane
New South Wales
Gunnedah Basin
Wilpinjong
Wambo
Port Waratah
Newcastle
Sydney Basin
Sydney
Metropolitan
Port Kembla
Oaklands Basin
Victoria
Canberra
Coral Sea
PACIFIC OCEAN
Tasman Sea
AUSTRALIA
Surface/Underground
Surface
Underground
Rail
Coal Port
0
100
200
300
Kilometers
Peabody

Peabody Energy Corporation	2017 Form 10-K	5

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
As described more fully in Part I, Item 1 under the heading “Transportation”, our Australian export coal is usually sold at the loading port, with purchasers paying ocean freight. We have generally secured our ability to transport coal in Australia through rail and port contracts and interests in five east coast coal export terminals. In Queensland, seaborne metallurgical and thermal coal from our mines is exported through the Dalrymple Bay Coal Terminal, in addition to the Abbot Point Coal Terminal used by our joint venture Middlemount Mine. In New South Wales, our primary ports for exporting metallurgical and thermal coal are at Port Kembla and Newcastle, which includes both the Port Waratah Coal Services terminal and the terminal operated by Newcastle Coal Infrastructure Group (NCIG).

Peabody Energy Corporation	2017 Form 10-K	6

The table below summarizes information regarding the operating characteristics of each of our mines that were active in 2017 in the U.S. and Australia. The mines are listed within their respective mining segment in descending order, as determined by tons sold in 2017.

Segment/Mining Complex	Location	Mine Type	Mining Method	Coal Type	Primary Transport Method	2017 Tons Sold (In millions)
Powder River Basin Mining
North Antelope Rochelle	Wyoming	S	D, DL, T/S	T	R	101.5
Caballo	Wyoming	S	D, T/S	T	R	11.1
Rawhide	Wyoming	S	D, T/S	T	R	10.3
Third party (1)	—	—	—	—	—	2.1
Midwestern U.S. Mining
Bear Run	Indiana	S	DL, D, T/S	T	Tr, R	7.3
Wild Boar	Indiana	S	D, T/S	T	Tr, R, R/B, T/B	2.7
Gateway North	Illinois	U	CM	T	Tr, R, R/B, T/B	2.5
Somerville Central	Indiana	S	DL, D, T/S	T	R, R/B, T/B, T/R	2.2
Francisco Underground	Indiana	U	CM	T	R	2.1
Wildcat Hills Underground	Illinois	U	CM	T	T/B	1.4
Cottage Grove	Illinois	S	D, T/S	T	T/B	0.3
Western U.S. Mining
Kayenta	Arizona	S	DL, T/S	T	R	6.2
El Segundo	New Mexico	S	D, DL, T/S	T	R	5.1
Twentymile	Colorado	U	LW	T	R, Tr	3.4
Lee Ranch	New Mexico	S	T/S	T	R	—
Australian Metallurgical Mining
Coppabella (2)	Queensland	S	DL, D, T/S	P	R, EV	2.9
North Goonyella	Queensland	U	LW	M	R, EV	2.9
Millennium	Queensland	S	D, T/S	M, P	R, EV	2.8
Moorvale (2)	Queensland	S	D, T/S	P, T	R, EV	2.0
Metropolitan	New South Wales	U	LW	M, P, T	R, EV	1.1
Middlemount (3)	Queensland	S	D, T/S	M, P	R, EV	—
Australian Thermal Mining
Wilpinjong	New South Wales	S	D, T/S	T	R, EV	13.4
Wambo Open-Cut (4)	New South Wales	S	T/S	T	R, EV	3.5
Wambo Underground (4)	New South Wales	U	LW	M, T	R, EV	2.3

Legend:
S	Surface Mine	Tr	Truck
U	Underground Mine	R/B	Rail to Barge
DL	Dragline	T/B	Truck to Barge
D	Dozer/Casting	T/R	Truck to Rail
T/S	Truck and Shovel	EV	Export Vessel
LW	Longwall	T	Thermal/Steam
CM	Continuous Miner	M	Metallurgical
R	Rail	P	Pulverized Coal Injection

(1)	Third party purchased coal used to satisfy coal supply agreements.

(2)	We own a 73.3% undivided interest in an unincorporated joint venture that owns the Coppabella and Moorvale mines. The tons shown reflect our share.

(3)
We own a 50% equity interest in Middlemount, which owns the Middlemount Mine. Because that entity is accounted for as an unconsolidated equity affiliate, 2017 tons sold from that mine, which totaled 4.2 million tons (on a 100% basis), have been excluded from the table above.

(4)	Represents our majority-owned mines in which there is an outside non-controlling ownership interest.
Refer to the “Summary of Coal Production and Sulfur Content of Assigned Reserves” table within Part I, Item 2. “Properties,” which is incorporated by reference herein, for additional information regarding coal reserves, product characteristics and production volume associated with each mine.

Peabody Energy Corporation	2017 Form 10-K	7

Trading and Brokerage Segment
Our Trading and Brokerage segment engages in the direct and brokered trading of coal and freight-related contracts through our trading and business offices. Coal brokering is conducted both as principal and agent in support of various coal production-related activities that may involve coal produced from our mines, including optimization and blending of such coal, coal sourcing arrangements with third-party mining companies or offtake agreements with other coal producers. Our Trading and Brokerage segment also provides transportation-related services, which involve both financial derivative contracts and physical contracts. Collectively, coal and freight-related hedging activities include both economic hedging and, from time to time, cash flow hedging in support of our coal trading strategy.
Corporate and Other Segment
Our Corporate and Other segment includes selling and administrative expenses, including our technical and shared services functions, corporate hedging activities, mining and export/transportation joint ventures, restructuring charges and activities associated with the optimization of our coal reserve and real estate holdings, minimum charges on certain transportation-related contracts, the closure of inactive mining sites and certain energy-related commercial matters.
Resource Management.  As of December 31, 2017, we controlled approximately 5.2 billion tons of proven and probable coal reserves and approximately 600,000 acres of surface property through ownership and lease agreements. We have an ongoing asset optimization program whereby our property management group regularly reviews these reserves and surface properties for opportunities to generate earnings and cash flow through the sale or exchange of non-strategic coal reserves and surface lands. These surface lands include acres where we have completed post-mining reclamation. In addition, we generate revenue through royalties from coal reserves and oil and gas rights leased to third parties and farm income from surface lands under third-party contracts.
Middlemount Mine.  We own a 50% equity interest in Middlemount, which owns the Middlemount Mine in Queensland, Australia. The mine predominantly produces semi-hard coking coal and LV PCI coal for sale into seaborne coal markets through rail and port capacity contracted through Abbot Point Coal Terminal, with future capacity also secured at Dalrymple Bay Coal Terminal. Mining operations first commenced at the Middlemount Mine in late 2011. During the years ended December 31, 2017, 2016 and 2015, the mine sold 4.2 million, 4.5 million and 4.2 million tons of coal, respectively (on a 100% basis).
Coal Supply Agreements
Customers.  Our coal supply agreements are primarily with electricity generators, industrial facilities and steel manufacturers. Most of our sales (excluding trading and brokerage transactions) are made under long-term coal supply agreements (those with initial terms of one year or longer and which often include price reopener and/or extension provisions). A smaller portion of our sales are made under contracts with terms of less than one year, including sales made on a spot basis. Sales under long-term coal supply agreements comprised approximately 83%, 86% and 88% of our worldwide sales from our mining operations (by volume) for the years ended December 31, 2017, 2016 and 2015, respectively. A recent trend has been for our customers under long-term coal supply agreements to seek contracts of shorter duration.
For the year ended December 31, 2017, we derived 27% of our total revenues from our five largest customers. Those five customers were supplied primarily from 21 coal supply agreements (excluding trading and brokerage transactions) expiring at various times from 2018 to 2025. The contract contributing the greatest amount of annual revenue in 2017 was approximately $277 million, or approximately 5% of our 2017 total revenues, and is due to expire in 2019.
Backlog.  Our sales backlog (excluding trading and brokerage transactions), which includes coal supply agreements subject to price reopener and/or extension provisions, was approximately 507 million and 587 million tons of coal as of January 1, 2018 and 2017, respectively. Contracts in backlog have remaining terms ranging from one to 12 years and represent approximately three years of production based on our 2017 production volume of 188.3 million tons. Approximately 69% of our backlog is expected to be filled beyond 2018.

Peabody Energy Corporation	2017 Form 10-K	8

U.S. Mining Operations.  Revenues from our Powder River Basin Mining, Western U.S. Mining and Midwestern U.S. Mining segments, in aggregate, represented approximately 53%, 59% and 63% of our total revenue base for the years ended December 31, 2017, 2016 and 2015, respectively, during which periods the coal mining activities of those segments contributed respective aggregate amounts of approximately 84%, 81% and 83% of our sales volumes from mining operations. We expect to continue selling a significant portion of our Powder River Basin Mining, Western U.S. Mining and Midwestern U.S. Mining segment coal production under long-term supply agreements, and customers of those segments continue to pursue long-term sales agreements in recognition of the importance of reliability, service and predictable coal prices to their operations. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of those agreements vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Our approach is to selectively renew, or enter into new, long-term supply agreements when we can do so at prices and terms and conditions we believe are favorable.
Australian Mining Operations.  Revenues from our Australian Metallurgical Mining and Australian Thermal Mining segments represented approximately 46%, 41% and 36% of our total revenue base for the years ended December 31, 2017, 2016 and 2015, respectively, during which periods the coal mining activities of those segments contributed respective amounts of 16%, 19% and 17% of our sales volumes from mining operations. Our production is primarily sold into the seaborne metallurgical and thermal markets, with a majority of those sales executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Industry commercial practice, and our typical practice, is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis. The portion of volume priced on a shorter-term basis and index linked basis has increased in recent years and represented 30% in 2017.
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
We believe we have good relationships with U.S. and Australian rail carriers and port and barge companies due, in part, to our modern coal-loading facilities and the experience of our transportation coordinators. Refer to the table in the foregoing “Mining Segments” section for a summary of transportation methods by mine.
Export Facilities. Our U.S. Mining operations exported approximately 1%, 0% and 0% of its annual tons sold for the years ended December 31, 2017, 2016 and 2015, respectively. The primary ports used for U.S. exports are the United Bulk Terminal near New Orleans, Louisiana, the St. James Stevedoring Anchorages terminal in Convent, Louisiana and the Kinder Morgan terminal near Houston, Texas. We periodically assess opportunities for access to West Coast port facilities that will allow us to export our Powder River Basin coal products to serve demand in the Asian region, should market conditions warrant.
Our Australian Mining operations sold approximately 73%, 75% and 77% of its tons into the seaborne coal markets for the years ended December 31, 2017, 2016 and 2015, respectively. We have generally secured our ability to transport coal in Australia through rail and port contracts and interests in five east coast coal export terminals that are primarily funded through take-or-pay arrangements (refer to the “Liquidity and Capital Resources” section in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our take-or-pay obligations). In Queensland, seaborne metallurgical and thermal coal from our mines is exported through the Dalrymple Bay Coal Terminal, in addition to the Abbot Point Coal Terminal used by our joint venture Middlemount Mine. In New South Wales, our primary ports for exporting metallurgical and thermal coal are at Port Kembla and Newcastle, which includes both the Port Waratah Coal Services terminal and the terminal operated by NCIG.
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

Peabody Energy Corporation	2017 Form 10-K	9

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
Surface and underground mining equipment demand and lead times have begun to extend in recent periods due to recovering market conditions experienced across several extractive industry sectors. We do not expect this to impact our own near-term demand for such equipment as we extend the lives of existing equipment through improved maintenance practices and equipment rebuilds in order to defer the requirement for larger capital purchases. We continue to use our global leverage with major suppliers to ensure security of supply to meet the requirements of our active mines.
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
Thermal Coal
Demand for our thermal coal products is impacted by economic conditions, demand for electricity, including the impact of energy efficient products, and the cost of electricity generation from coal and alternative fuels. Our products compete with producers of other forms of electric generation, including natural gas, oil, nuclear, hydro, wind, solar and biomass, that provide an alternative to coal use. The use and price of thermal coal is heavily influenced by the availability and relative cost of alternative fuels and the generation of electricity utilizing alternative fuels, with customers focused on securing the lowest cost fuel supply in order to coordinate the most efficient utilization of generating resources in the economic dispatch of the power grid at the most competitive price.
In the U.S., natural gas is highly competitive (along with other alternative fuel sources) with thermal coal for electricity generation. The competitiveness of natural gas has been strengthened by accelerated growth in domestic natural gas production and transmission facilities over the last five years and comparatively low natural gas prices (versus historic levels). Gas prices averaged $3.02 per mmBtu in 2017, versus $2.55, $2.63 and $4.26 per mmBtu in 2016, 2015 and 2014, respectively. Natural gas price trends can significantly impact U.S. coal burn and production. We believe the U.S. Powder River and Illinois basins in which we produce are competitive against natural gas when natural gas prices average in excess of $2.50 to $2.75 per mmBtu and $3.00 to $3.50 per mmBtu, respectively. In addition, the competitiveness of other alternative fuel sources for electricity generation with coal has been strengthened by the growth of low-cost and government subsidized generation fueled by other alternative fuel sources.
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
In addition to our alternative fuel source competitors, our principal U.S. direct coal supply competitors (listed alphabetically) are other large coal producers, including Alliance Resource Partners, Arch Coal, Inc., Cloud Peak Energy Inc., Contura Energy Inc., Murray Energy Corporation and Westmoreland Coal Company, which collectively accounted for approximately 43% of total U.S. coal production in 2016 according to the U.S. Energy Information Administration’s “Annual Coal Report 2016,” the most recent data publicly available as of November 15, 2017. Major international direct coal supply competitors (listed alphabetically) include Anglo-American PLC, BHP Billiton, China Coal, Coal India Limited, Glencore PLC, PT Bumi Resources Tbk., Rio Tinto, Shenhua Group and Yancoal Australia Ltd, among others.

Peabody Energy Corporation	2017 Form 10-K	10

Metallurgical Coal
Demand for our metallurgical coal products is impacted by economic conditions, demand for steel and competing technologies used to make steel, some of which do not use coal as a manufacturing input. We compete on the basis of coal quality and characteristics, delivered energy cost (including transportation costs), customer service and support and reliability of supply.
Seaborne metallurgical coal import demand can be significantly impacted by the availability of indigenous coal production, particularly in leading metallurgical coal import countries of China, India, Japan, South Korea and Brazil, among others, and the competitiveness of seaborne metallurgical coal supply, including from leading metallurgical coal exporting countries of Australia, U.S., Russia, Canada and Mongolia, among others.
Major international direct competitors (listed alphabetically) include Anglo-American PLC, BHP Billiton, China Coal, Glencore PLC, PT Bumi Resources Tbk., Rio Tinto and Shenhua Group, among others.
Working Capital
We generally fund our working capital requirements through a combination of existing cash and cash equivalents, proceeds from the sale of our coal production to customers and our trading and brokerage activities. Our current accounts receivable securitization program and revolving credit facility are also available to fund our working capital requirements to the extent we have remaining availability. Refer to the “Liquidity and Capital Resources” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding working capital.
Employees
We had approximately 7,100 employees as of December 31, 2017, including approximately 5,500 hourly employees. Additional information on our employees and related labor relations matters is contained in Note 23. “Management - Labor Relations” to our consolidated financial statements, which information is incorporated herein by reference.
Executive Officers of the Company
Set forth below are the names, ages and positions of our executive officers. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Name	Age (1)	Position (1)
Glenn L. Kellow	50	President and Chief Executive Officer
Amy B. Schwetz	43	Executive Vice President and Chief Financial Officer
A. Verona Dorch	50	Executive Vice President, Chief Legal Officer, Government Affairs and Corporate Secretary
Charles F. Meintjes	55	Executive Vice President - Corporate Services and Chief Commercial Officer
Paul V. Richard	58	Senior Vice President and Chief Human Resources Officer
George J. Schuller Jr.	54	President - Australia
Kemal Williamson	58	President - Americas
(1)     As of February 19, 2018.
Glenn L. Kellow was named our President and Chief Operating Officer in August 2013; our President, Chief Executive Officer-elect and a director in January 2015; and our President and Chief Executive Officer in May 2015. Mr. Kellow has extensive experience in the global resource industry, where he has served in multiple executive, operational and financial roles in coal and other commodities in the United States, Australia and South America. From 1985 to 2013, Mr. Kellow served in a number of roles with BHP Ltd., including senior appointments as President, Aluminum and Nickel (2012-2013), President, Stainless Steel Materials (2010-2012), President and Chief Operating Officer, New Mexico Coal (2007-2010), and Chief Financial Officer, Base Metals (2003-2007). He is a Vice Chairman of the World Coal Association, a director and executive committee member of the U.S. National Mining Association and the Vice Chairman of the International Energy Agency Coal Industry Advisory Board. Mr. Kellow is a graduate of the Advanced Management Program at the University of Pennsylvania’s Wharton School of Business, holds a Master’s of Business Administration and a Bachelor’s Degree in Commerce from the University of Newcastle, and is a Fellow of CPA Australia. He holds an honorary Doctor of Science degree from the South Dakota School of Mines and Technology.

Peabody Energy Corporation	2017 Form 10-K	11

Amy B. Schwetz was named our Executive Vice President and Chief Financial Officer in July 2015. Ms. Schwetz serves as our principal accounting officer. Ms. Schwetz has executive responsibility for the Company’s financial and accounting functions, including treasury, insurance, risk management, accounting, financial reporting, tax, forecasting, capital management and budgeting, as well as investor relations and communications. She has previously served as our Senior Vice President of Finance and Administration - Australia, from June 2013 to June 2015; Senior Vice President of Finance and Administration - Americas, from March 2012 to June 2013; Vice President of Investor Relations, from December 2011 to March 2012; Vice President of Capital and Financial Planning, from November 2009 to December 2011; Director of Financial Planning, from August 2007 to October 2009; and Director of Compliance and Accounting Policies, from August 2005 to August 2007. Prior to joining us, Ms. Schwetz was employed by Ernst & Young LLP, an international accounting firm, where she held multiple audit roles over eight years. She holds a bachelor’s degree in Accounting from Indiana University. Ms. Schwetz is a member of the Dean’s Council at Indiana University’s Kelley School of Business and serves on the board of Downtown STL, Inc.
A. Verona Dorch was named our Executive Vice President, Chief Legal Officer, Governmental Affairs and Corporate Secretary in August 2015. In this role, she has executive responsibility for providing comprehensive legal counsel for Peabody's business activities and leads the Company's global legal, compliance and government affairs functions. Ms. Dorch has more than 20 years of legal experience counseling diverse global businesses. Prior to joining Peabody, from 2006 to March 2015, she served in a variety of roles for Harsco Corporation, a leading global industrial services company, where she advised the leadership team and board on strategic legal and business initiatives, most recently serving as Chief Legal Officer, Chief Compliance Officer and Corporate Secretary. She also has experience in corporate and securities law from top-tier law firms and with Sumitomo Chemical Co. following a multi-year secondment in Tokyo, Japan. Ms. Dorch is a Fellow of the American Bar Foundation and is a member of the Boards of Directors of Girls Inc. (St. Louis) and the United Way (St. Louis). Ms. Dorch holds a bachelor’s degree from Dartmouth College and a Juris Doctor degree from Harvard Law School.
Charles F. Meintjes was named our Executive Vice President - Corporate Services and Chief Commercial Officer in April 2017. Mr. Meintjes has executive responsibility for sales and marketing, corporate development, information technology, business services, technical services, and coal generation and emissions technology. Mr. Meintjes has extensive senior operational, strategy, continuous improvement and information technology experience with mining companies on three continents. He has also led financial and technical functions, large re-engineering programs, information technology system implementations and large industrial construction projects. He joined us in 2007, and prior to serving in his current post, he was our President - Australia. Other past positions with us include Acting President - Americas, Group Executive of Midwest and Colorado Operations, Senior Vice President of Operations Improvement and Senior Vice President Engineering and Continuous Improvement. Prior to joining us, Mr. Meintjes served as a consultant to Exxaro Resources Limited in South Africa, and is a former Executive Director and Board Member for Kumba Resources Limited in South Africa. He has senior management experience in the steel and the aluminum industry with Iscor and Alusaf in South Africa. Mr. Meintjes holds dual Bachelor of Commerce degrees in accounting from Rand Afrikaans University and the University of South Africa. He is a Chartered Accountant in South Africa and completed the advanced management program at the University of Pennsylvania’s Wharton School of Business.
Paul V. Richard was named our Senior Vice President and Chief Human Resources Officer in November 2017. He has executive responsibility for organizational and employee development, benefits, compensation, international human resources, security, travel and facilities management. Mr. Richard has more than 30 years of human resources experience and has been instrumental in leading his prior organizations to achieve Great Place to Work and Top Training Organization designations. From 2002 to 2017, Mr. Richard served as Vice President - Human Resources for Shaw Industries Group, Inc., a leading flooring materials producer and a subsidiary of Berkshire Hathaway, Inc. Prior to that, he served as a human resources leader for 19 years at Ferro Corporation, a global supplier of technology-based manufacturing, including 4 years as Vice President - Human Resources. Mr. Richard holds a Bachelor of Science degree in Management and a Masters of Business Administration from Louisiana Tech University.
George J. Schuller, Jr. was named our President - Australia in April 2017. He has executive responsibility for our Australia operating platform, which includes overseeing the areas of health and safety, operations, sales and marketing, product delivery and support functions. Mr. Schuller has been with the Company for three decades serving in both domestic and international operational posts. His extensive experience includes operations management for both surface and underground mining, continuous improvement and engineering services. Prior to serving as Chief Operations Officer in Australia, he served as Group Executive PRB & SW, Senior Vice President Engineering Services, Vice President Engineering Technical Services and Vice President Continuous Improvement following his holding various operations and mine management positions with increasing responsibility. Mr. Schuller originally joined the Company as a Mine Engineer-in-Training following a student co-op program. He holds a Bachelor of Science in mining engineering from West Virginia University as well as a Master of Business Administration degree from the University of Charleston.

Peabody Energy Corporation	2017 Form 10-K	12

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
Regulatory Matters — U.S.
Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. In addition, the industry is affected by significant requirements mandating certain benefits for current and retired coal miners. Numerous federal, state and local governmental permits and approvals are required for mining operations. We believe that we have obtained all permits currently required to conduct our present mining operations.
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
The Mine Safety and Health Administration (MSHA) is the entity responsible for monitoring compliance with the federal mine health and safety standards. MSHA employs various enforcement measures for noncompliance, including the issuance of monetary penalties and orders of withdrawal from a mine or part of a mine.
In Part I, Item 4. “Mine Safety Disclosures” and in Exhibit 95 to this Annual Report on Form 10-K, we provide additional details on MSHA compliance, through the mine safety disclosures required by SEC regulations.
Black Lung (Coal Worker’s Pneumoconiosis)
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

Peabody Energy Corporation	2017 Form 10-K	13

Surface Mining Control and Reclamation Act. In the U.S., the Surface Mining Control and Reclamation Act of 1977 (SMCRA), which is administered by the Office of Surface Mining Reclamation and Enforcement (OSMRE), established mining, environmental protection and reclamation standards for all aspects of U.S. surface mining and many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSMRE. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the primary regulatory authority, with oversight from OSMRE. Except for Arizona, states in which we have active mining operations have achieved primary control of enforcement through federal authorization. In Arizona, we mine on tribal lands and are regulated by the OSMRE because the tribes do not have SMCRA authorization.
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
Our total reclamation bonding requirements in the U.S. were $1,249.2 million as of December 31, 2017. The bond requirements for a mine represent the calculated cost to reclaim the current operations of a mine if it ceased to operate in the current period. The cost calculation for each bond must be completed according to the regulatory authority of each state. Our asset retirement obligations calculated in accordance with generally accepted accounting principles for our U.S. operations were $457.9 million as of December 31, 2017. The bond requirement amount for our U.S. operations significantly exceeds the financial liability for final mine reclamation because the asset retirement obligation liability is discounted from the end of the mine’s economic life to the balance sheet date in recognition that the final reclamation cash outlay is a number of years (and in some cases decades) away. The bond amount, in contrast with the asset retirement obligation, presumes reclamation begins immediately.
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
The SMCRA Abandoned Mine Land Fund requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The fee amount can change periodically based on changes in federal legislation. Pursuant to the Tax Relief and Health Care Act of 2006, from October 1, 2007 to September 30, 2012, the fee was $0.315 and $0.135 per ton of surface-mined and underground-mined coal, respectively. From October 1, 2012 through September 30, 2021, the fee is $0.28 and $0.12 per ton of surface-mined and underground-mined coal, respectively. We recognized expense related to the fees of $31.6 million for the Successor period April 2 through December 31, 2017 and $10.3 million, $38.7 million and $47.0 million for the Predecessor period January 1 through April 1, 2017 and the years ended December 31, 2016 and 2015, respectively.
Clean Air Act (CAA). The CAA, enacted in 1970, and comparable state and tribal laws that regulate air emissions affect our U.S. coal mining operations both directly and indirectly.
Direct impacts on coal mining and processing operations may occur through the CAA permitting requirements and/or emission control requirements relating to particulate matter (PM), nitrogen dioxide, ozone and sulfur dioxide (SO2). In recent years the United States Environmental Protection Agency (EPA) has adopted more stringent national ambient air quality standards (NAAQS) for PM, nitrogen oxide, ozone and SO2. It is possible that these modifications as well as future modifications to NAAQS could directly or indirectly impact our mining operations in a manner that includes, but is not limited to, designating new nonattainment areas or expanding existing nonattainment areas, serving as a basis for changes in vehicle emission standards or prompting additional local control measures pursuant to state implementation plans required to address revised NAAQS.

Peabody Energy Corporation	2017 Form 10-K	14

In 2009, the EPA adopted revised rules to add more stringent PM emissions limits for coal preparation and processing plants constructed or modified after April 28, 2008. The PM NAAQS was thereafter revised and made more stringent in 2012. In 2015, the EPA issued a final rule setting the ozone NAAQS at 70 parts per billion (ppb). (80 Fed. Reg. 65,292, (Oct. 25, 2015)). This final rule has been challenged in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit), however, the case has been held in abeyance pending the EPA’s review of the final rule. More stringent ozone standards would require new state implementation plans to be developed and filed with the EPA and may trigger additional control technology for mining equipment, or result in additional challenges to permitting and expansion efforts. This could also be the case with respect to the implementation for other NAAQS for nitrogen oxide and SO2.
The CAA also indirectly, but significantly affects the U.S. coal industry by extensively regulating the air emissions of SO2, nitrogen oxides, mercury, PM and other substances emitted by coal-fueled electricity generating plants, imposing more capital and operating costs on such facilities. In addition, other CAA programs may require further emission reductions to address the interstate transport of air pollution or regional haze. The air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the Acid Rain Program, interstate transport rules such as the Cross-State Air Pollution Rule (CSAPR) and the CSAPR Update Rule, New Source Performance Standards (NSPS), Maximum Achievable Control Technology (MACT) emissions limits for Hazardous Air Pollutants, the Regional Haze program and source permitting programs, including requirements related to New Source Review.
In addition, since 2011, the EPA has required underground coal mines to report on their greenhouse gas emissions. Regulations regarding reporting requirements for underground coal mines were updated in 2016 and now include the ability to cease reporting if mines are abandoned and sealed. At present, however, the EPA does not directly regulate such emissions.
Final NSPS for Fossil Fuel-Fired Electricity Utility Generating Units (EGUs). The EPA promulgated a final rule to limit carbon dioxide (CO2) from new, modified and reconstructed fossil fuel-fired EGUs under section 111(b) of the CAA on August 3, 2015, and published it in the Federal Register on October 23, 2015.
This rule requires that newly-constructed fossil fuel-fired steam generating units achieve an emission standard for carbon dioxide of 1,400 lb carbon dioxide per megawatt-hour gross output (CO2/MWh-gross). The standard is based on the performance of a supercritical pulverized coal boiler implementing partial carbon capture, utilization and storage (CCUS). Modified and reconstructed fossil fuel-fired steam generating units must implement the most efficient generation achievable through a combination of best operating practices and equipment upgrades, to meet an emission standard consistent with best historical performance. Reconstructed units must implement the most efficient generating technology based on the size of the unit (supercritical steam conditions for larger units, to meet a standard of 1,800 lb CO2/MWh-gross, and subcritical conditions for smaller units to meet a standard of 2,000 lb CO2/MWh-gross.).
Numerous legal challenges to the final rule were filed in the D.C. Circuit. Sixteen separate petitions for review were filed, and the challengers include 25 states, utilities, mining companies (including Peabody Energy), labor unions, trade organizations and other groups. The cases were consolidated under the case filed by North Dakota (D.C. Cir. No. 15-1381). Four additional cases were filed seeking review of the EPA’s denial of reconsideration petitions in a final action published in the May 6, 2016 Federal Register entitled “Reconsideration of Standards of Performance for Greenhouse Gas Emissions From New, Modified, and Reconstructed Stationary Sources: Electric Generating Units; Notice of final action denying petitions for reconsideration.” Pursuant to an order of the court, these cases remain in abeyance, subject to requirements for the EPA to file 90-day status reports. Thus, the NSPS remains in effect.
Final Rule Regulating Carbon Dioxide Emissions From Existing Fossil Fuel-Fired EGUs. On October 23, 2015, the EPA published a final rule in the Federal Register regulating CO2 emissions from existing fossil fuel-fired EGUs under section 111(d) of the CAA (80 Fed. Reg. 64,662 (Oct. 23, 2015)). The rule (known as the Clean Power Plan (CPP)) establishes emission guidelines for states to follow in developing plans to reduce greenhouse gas emissions from existing fossil fuel-fired EGUs. These final guidelines require that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders by 28% in 2025 and 32% in 2030 (compared with a 2005 baseline).
Following Federal Register publication, 39 separate petitions for review of the CPP by approximately 157 entities were filed in the D.C. Circuit. The petitions reflect challenges by 27 states and governmental entities, as well as challenges by utilities, industry groups, trade associations, coal companies, and other entities. The lawsuits were consolidated with the case filed by West Virginia and Texas (in which other states have also joined). (D.C. Cir. No. 15-1363). On October 29, 2015, we filed a motion to intervene in the case filed by West Virginia and Texas, in support of the petitioning states. The motion was granted on January 11, 2016. Numerous states and cities have also been allowed to intervene in support of the EPA.
On February 9, 2016, the Supreme Court granted a motion to stay implementation of the CPP until its legal challenges are resolved. Thereafter, oral arguments in the case were heard in the D.C. Circuit sitting en banc by ten active D.C. Circuit judges, but to date, the D.C. Circuit has not issued an opinion. On April 28, 2017, the D.C. Circuit granted a motion by the EPA to hold the case in abeyance while the Agency reconsidered the rule.

Peabody Energy Corporation	2017 Form 10-K	15

In October 2017, the EPA proposed to change its legal interpretation of CAA section 111(d), the authority that the Agency relied on for the 2015 CPP. (82 Fed. Reg. 48,035 (Oct. 16, 2017)). The EPA will accept public comments through April 26, 2018. If this proposed reinterpretation is finalized by the EPA, the CPP would be repealed. The EPA has also published an Advance Notice of Proposed Rulemaking to solicit information concerning a potential new rule for emission guidelines for existing EGUs pursuant to CAA section 111(d). 82 Fed. Reg. 61,508 (Dec. 28, 2017).
EPA’s Greenhouse Gas (GHG) Permitting Regulations for Major Emission Sources. In May 2010, the EPA published final rules requiring permitting and control technology requirements for GHGs under the Prevention of Significant Deterioration (PSD) and Title V permitting programs that apply to stationary sources of air pollution. The EPA determined that these requirements were “triggered” by the EPA’s prior regulation of GHGs from motor vehicles.These rules were subsequently upheld by the D.C. Circuit on June 26, 2012. On June 23, 2014, however, the U.S. Supreme Court ruled that the EPA could not require PSD and Title V permitting for GHGs emitted from stationary sources if those sources were not otherwise considered to be “major sources” of conventional pollutants for purposes of PSD and Title V. Affected sources are required to employ the best available control technology for GHGs as determined by the governmental entity that issues the permit (most often a state environmental agency).
Cross State Air Pollution Rule (CSAPR) and CSAPR Update Rule. On July 6, 2011, the EPA finalized the CSAPR, which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to reduce power plant emissions that cross state lines and significantly contribute to ozone and/or fine particle pollution in other states. Following litigation in the D.C. Circuit and U.S. Supreme Court, the first phase of the nitrogen oxide and SO2 emissions reductions required by CSAPR commenced in January 2015; further reductions of both pollutants in the second phase of CSAPR became effective in January 2017. The EPA subsequently revised CSAPR requirements for the state of Texas to remove that state from second phase requirements regarding SO2 (82 Fed. Reg. 45,481 (Sept. 29, 2017)).
On October 26, 2016, the EPA promulgated the CSAPR Update Rule to address implementation of the 2008 ozone national air quality standards. This rule imposed further reductions in nitrogen oxides in 2017 in 22 states subject to CSAPR. Several states and utilities as well as agricultural and industry groups utilities have filed petitions for review of the CSAPR Update Rule in the D.C. Circuit. Other states and interest groups have filed to intervene on behalf of the EPA. These petitions have been consolidated under D.C. Cir. No. 16-1406.
Mercury and Air Toxic Standards (MATS). The EPA published the final MATS rule in the Federal Register on February 16, 2012. The MATS rule revised the NSPS for nitrogen oxides, SO2 and PM for new and modified coal-fueled electricity generating plants, and imposed MACT emission limits on hazardous air pollutants (HAPs) from new and existing coal-fueled and oil-fueled electric generating plants. MACT standards limit emissions of mercury, acid gas HAPs, non-mercury HAP metals and organic HAPs. The rule provided three years for compliance with MACT standards and a possible fourth year if a state permitting agency determined that such was necessary for the installation of controls.
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
On April 14, 2016, the EPA issued a final supplemental finding that largely tracked its proposed finding. Several states, companies and industry groups challenged that supplemental finding in the D.C. Circuit in separate petitions for review, which were subsequently consolidated. D.C. Cir. No. 116-1127. Several states and environmental groups also filed as intervenors for the respondent EPA. Although briefing in this litigation has concluded, the case remains in abeyance while the EPA reviews the supplemental finding to determine whether the rule should be maintained, modified, or otherwise reconsidered.
Federal Coal Leasing Moratorium. President Trump’s Executive Order on Promoting Energy Independence and Economic Growth (EI Order) signed on March 28, 2017, lifted the Department of Interior’s federal coal leasing moratorium and rescinded guidance on the inclusion of social cost of carbon in federal rulemaking. Following the EI Order, the Interior Secretary issued Order 3349 ending the federal coal leasing moratorium.

Peabody Energy Corporation	2017 Form 10-K	16

Stream Protection Rule.  On July 27, 2015, the OSMRE issued its proposed Stream Protection Rule (SPR). The proposed rule would have impacted both surface and underground mining operations and would have increased testing and monitoring requirements related to the quality or quantity of surface water and groundwater or the biological condition of streams. The SPR would have also required the collection of increased pre-mining data about the site of the proposed mining operation and adjacent areas to establish a baseline for evaluation of the impacts of mining and the effectiveness of reclamation associated with returning streams to pre-mining conditions. Both chambers of Congress have already passed legislation to repeal and invalidate the rulemaking, pursuant to the Congressional Review Act. The House passed H.J. Res. 38 on February 1, 2017 and the Senate passed the bill the next day. On February 16, 2017, President Trump signed H.J. Res. 38, resulting in the repeal of the SPR and preventing the OSMRE from promulgating any substantially similar rule.
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
A final rule defining the scope of waters protected under the Clean Water Act (commonly called the Waters of the United States (WOTUS) Rule) was published by the EPA and the Corps in June 2015, but the U.S. Court of Appeals for the Sixth Circuit stayed the rule nationwide since October 9, 2015. Numerous lawsuits challenging the 2015 WOTUS Rule remain pending at this time, though all litigation has been stayed, while the U.S. Supreme Court considered whether the Sixth Circuit (where all challenges that were filed in the courts of appeals were consolidated) has exclusive jurisdiction over challenges to the rule or whether challenges must begin in district courts. On January 22, 2018, the Supreme Court held that challenges to the WOTUS Rule must begin in the district courts, and ordered the Sixth Circuit to dismiss the challenges pending before it. As a result of the Supreme Court’s ruling, litigation on the merits of the 2015 WOTUS Rule will likely resume in one or more district courts. On February 28, 2017 the Trump Administration released an Executive Order directing the EPA and the Corps to consider rescinding or revising the WOTUS Rule, and the EPA and the Corps issued a similar notice that same day. The EPA and the Corps are in the process of repealing the 2015 WOTUS Rule and developing a replacement rule. The agencies have proposed, but not yet finalized, a repeal action, and they plan to propose a replacement rule in mid-2018. The agencies also recently revised the 2015 WOTUS Rule by postponing its application until February 6, 2020. Several states and environmental groups immediately challenged this action, but for the time being, the pre-2015 definitions of WOTUS remain in effect nationwide. If CWA authority is eventually expanded, it may impact our operations in some areas by way of additional requirements.
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
Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. On December 19, 2014, the EPA announced the final rule on coal combustion residuals (CCR or coal ash). As finalized, the rule continues the exemption of CCR from regulation as a hazardous waste, but does impose new requirements at existing CCR surface impoundments and landfills that will need to be implemented over a number of different time-frames in the coming months and years, as well as at new surface impoundments and landfills. Generally these requirements will increase the cost of CCR management, but not as much as if the rule had regulated CCR as hazardous. This EPA initiative is separate from the OSMRE CCR rulemaking mentioned above.

Peabody Energy Corporation	2017 Form 10-K	17

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
Toxic Release Inventory. Arising out of the passage of the Emergency Planning and Community Right-to-Know Act in 1986 and the Pollution Prevention Act passed in 1990, the EPA’s Toxic Release Inventory program requires companies to report the use, manufacture or processing of listed toxic materials that exceed established thresholds, including chemicals used in equipment maintenance, reclamation, water treatment and ash received for mine placement from power generation customers.
Endangered Species Act (ESA). The ESA of 1973 and counterpart state legislation is intended to protect species whose populations allow for categorization as either endangered or threatened. Changes in listings or requirements under these regulations could have a material adverse effect on our costs or our ability to mine some of our properties in accordance with our current mining plans.
Use of Explosives. Our surface mining operations are subject to numerous regulations relating to blasting activities. Pursuant to these regulations, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. The storage of explosives is subject to strict federal regulatory requirements. The U.S. Bureau of Alcohol, Tobacco and Firearms (ATF) regulates the use of explosive blasting materials. In addition to ATF regulation, the Department of Homeland Security is expected to finalize an ammonium nitrate security program rule. The OSMRE has also initiated a rulemaking addressing nitrous clouds that may be produced during blasting. While such new regulations may result in additional costs related to our surface mining operations, such costs are not expected to have a material adverse effect on our results of operations, financial condition or cash flows.
OSMRE Self-Bonding Notice of Rulemaking. On August 16, 2016, the OSMRE announced a decision to initiate a rulemaking process to update the OSMRE’s bonding regulations. The decision stated that the OSMRE will be reviewing the self-bonding program and will consider revising the review process for determining if a company qualifies for self-bonding as well as the process for replacing self-bonds in the event a company no longer qualifies for self-bonding. There is no anticipated timing for the proposed rule and the new Director of OSMRE has not indicated he will continue with the proposed rulemaking.
Grid Resiliency Pricing Rule. On October 10, 2017, the Secretary of Energy (the Secretary) published a Notice of Proposed Rulemaking entitled the Grid Resiliency Pricing Rule (the Proposed Rule). The Proposed Rule was issued by the Secretary pursuant to section 403 of the Department of Energy Organization Act. 42 U.S.C. § 7173. In the Proposed Rule, the Secretary instructed the Federal Energy Regulatory Commission (FERC) to impose rules to ensure that reliability and resiliency attributes of certain electric generation units with a 90-day on-site fuel supply are fully compensated for the benefits and services they provide to grid operations. The Secretary directed FERC to take final action on the Proposed Rule within 60 days of publication or, in the alternative, to issue the rule as an interim final rule immediately, with provision for later modifications after consideration of public comments. The Proposed Rule cites the retirements of coal and nuclear plants as a potential threat to grid reliability and resilience, and provides for the creation of a “reliability and resiliency rate” that would compensate certain eligible resources for the benefits and services they provide to grid operations, allowing such eligible resources to recover their fully allocated costs and a fair return on equity. The “reliability and resiliency rate” would be available to eligible resources operating within FERC-approved independent system operators or regional transmission organizations with energy and capacity markets. The rate would apply only to generators that are not currently subject to cost-of-service regulation by a state or other authority. On January 8, 2018, FERC unanimously denied the petition and requested additional information from power grid operators thus putting off any new rulemaking by at least two months, dismissing the Secretary's call to act immediately. FERC  has opened  a new proceeding to "take additional steps to explore resilience issues in the [regional transmission organizations and independent system operators]." That docket will aim to develop an understanding of what resilience actually means for the grid and to understand how each grid operator addresses the issue.
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

Peabody Energy Corporation	2017 Form 10-K	18

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
In Queensland, laws and regulations related to mining include, but are not limited to, the Mineral Resources Act 1989, Environmental Protection Act 1994 (EP Act), Environmental Protection Regulation 1998, Sustainable Planning Act 2009, Building Act 1975, Explosives Act 1999, Aboriginal Cultural Heritage Act 2003, Water Act 2000, State Development and Public Works Organisation Act 1971, Queensland Heritage Act 1992, Transport Infrastructure Act 1994, Nature Conservation Act 1992, Vegetation Management Act 1999, Land Protection (Pest and Stock Route Management) Act 2002, Land Act 1994, Regional Planning Interests Act 2014, Fisheries Act 1994 and Forestry Act 1959. Under the EP Act, policies have been developed to achieve the objectives of the law and provide guidance on specific areas of the environment, including air, noise, water and waste management. State planning policies address matters of Queensland State interest, and must be adhered to during mining project approvals. Increased emphasis has recently been placed on topics including, but not limited to, hazardous dams assessment and the protection of strategic cropping land. The Mineral Resources Act 1989 was amended effective September 27, 2016 to include significant changes to the management of overlapping coal and coal seam gas tenements and the coordination of activities and access to private and public land. In November 2016, amendments to the EP Act and the Water Act 2000 became effective and facilitate regulatory scrutiny of the environmental impacts of underground water extraction during the operational phase of resource projects for all tenements yet to commence mineral extraction. The ‘Chain of Responsibility’ provisions of the EP Act, effective in April 2016, allow the regulator to issue an environmental protection order (EPO) to a related person of a company in two circumstances; (a) if an EPO has been issued to the company, an EPO can also be issued to a related person of the company (at the same time or later); or (b) if the company is a high risk company (as defined in the EP Act), an EPO can be issued to a related person of the company (whether or not an EPO has also been issued to the company). A guideline has been issued to provide more certainty to the industry on the circumstances when an EPO may be issued.
In New South Wales, laws and regulations related to mining include, but are not limited to, the Mining Act 1992, Work Health and Safety (Mines) Act 2013, Mine Subsidence Compensation Act 1961, Environmental Planning and Assessment Act 1979 (EP&A Act), Environmental Planning and Assessment Regulations 2000, Protection of the Environment Operations Act 1997, Contaminated Land Management Act 1997, Explosives Act 2003, Water Management Act 2000, Water Act 1912, Radiation Control Act 1990, Heritage Act 1977, Aboriginal Land Rights Act 1983, Crown Lands Act 1989, Dangerous Goods (Road and Rail Transport) Act 2008, Fisheries Management Act 1994, Forestry Act 1916, Native Title (New South Wales) Act 1994, Native Vegetation Act 2003, Noxious Weeds Act 1993, Roads Act 1993 and National Parks & Wildlife Act 1974. Under the EP&A Act, environmental planning instruments must be considered when approving a mining project development application. There are multiple State Environmental Planning Policies (SEPPs) relevant to coal projects in New South Wales. Amendments to the SEPPs that cover mining have occurred in the past two years and are aimed at protecting agriculture, water resources and critical industry clusters. One SEPP, referred to as the Mining SEPP, was amended in late 2013 to make it mandatory for decision makers to consider the economic significance of coal resources when determining a development application for a mine and to give primacy to that consideration. This amendment was repealed in 2015. However, decision makers review the significance of a resource and the state and regional economic benefits of a proposed coal mine when considering a development application on the basis that it is an element of the “public interest” consideration contained in the legislation.

Peabody Energy Corporation	2017 Form 10-K	19

Mining Rehabilitation (Reclamation). Mine reclamation is regulated by state specific legislation. As a condition of approval for mining operations, companies are required to progressively reclaim mined land and provide appropriate bonding to the relevant state government as a safeguard to cover the costs of reclamation in circumstances where mine operators are unable to do so. Self-bonding is not permitted. Our mines provide financial assurance to the relevant authorities which is calculated in accordance with current regulatory requirements. This financial assurance is in the form of cash or bank guarantees which are supported by a combination of cash collateral and letters of credit drawn upon our credit facility and securitization program. We operate in both the Queensland and New South Wales state jurisdictions.
Our reclamation bonding requirements in Australia were $281.3 million as of December 31, 2017. The bond requirements represent the calculated cost to reclaim the current operations of a mine if it ceased to operate in the current period less any discounts agreed with the state. The cost calculation for each bond must be completed according to the regulatory authority of each state. The costs associated with our Australian asset retirement obligations are calculated in accordance with generally accepted accounting principles and were $233.2 million as of December 31, 2017. The total bonding requirements for our Australian operations differ from the calculated costs associated with the asset retirement obligations because the costs associated with asset retirement obligations are discounted from the end of the mine’s economic life to the balance sheet date in recognition of the economic reality that reclamation is conducted progressively and final reclamation is a number of years (and in some cases decades) away, whereas the bonding amount represents the cost of reclamation if a mine ceases to operate immediately.
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
In May 2017, the Queensland government announced broad policy reform proposals in relation to financial assurance (FA) and rehabilitation for the mining and petroleum sector. The proposed regime represents a new approach to managing Queensland’s existing rehabilitation risks.
On October 25, 2017, the Queensland Parliament introduced the Mineral and Energy Resources (Financial Provisioning) Bill 2017 (MERFP Bill), which contained proposed legislation to give effect to some of the policy reforms, including a remodeled FA framework that takes into account the financial strength of the FA holder and the risk level of the mine, a state-wide pooled FA fund covering most mines and most of the total industry liability, discontinuation of prior discounting of FA requirements, other options for providing FA for those mines that are not part of the pooled FA fund (for example, allowing insurance bonds or cash), updated rehabilitation calculations, and regular monitoring and reporting measures for progressive mine rehabilitation.
However, the MERFP Bill lapsed on October 29, 2017 when a Queensland state election was called. It is expected that the MERFP Bill, or a bill substantially similar thereto, will be reintroduced into Parliament in the near future.
Federal Reclamation.  In February 2017, the Australian Senate established a Committee of Inquiry into the rehabilitation of mining and resources projects as it relates to Commonwealth responsibilities, for example, under the Environment Protection and Biodiversity Conservation Act 1999. The Committee is holding public hearings and is expected to issue a report during the second quarter of 2018.

Peabody Energy Corporation	2017 Form 10-K	20

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
A small number of coal mine workers in Queensland and New South Wales have been diagnosed with coal worker’s pneumoconiosis (CWP, also known as black lung) following decades of assumed eradication of the disease. This has led the Queensland government to sponsor review of the system of screening coal mine workers for the disease with a view to improving early detection. The Queensland government has instituted increased reporting requirements for dust monitoring results, broader coal mine worker health assessment requirements and voluntary retirement examinations for coal mine workers to be arranged by the relevant employer and further reform may follow. Peabody has undertaken a review of its practices and offered its Queensland workers the opportunity for additional CWP screening.
The Queensland government held a Parliamentary inquiry into the re-emergence of CWP in the State which included public hearings with appearances by representatives of the coal mining industry, including us, coal mine workers, the Department of Natural Resources and others. The Queensland Parliamentary Committee conducting the inquiry issued its final report on May 29, 2017. In finding that it is highly unlikely CWP was ever eradicated in Queensland, the Committee made 68 recommendations to ensure the safety and health of mine workers. These include an immediate reduction to the occupational exposure limit for respirable coal dust equivalent to 1.5mg/m3 for coal dust and 0.05 mg/m3 for silica and the establishment of a new and independent Mine Safety Authority to be funded by a dedicated proportion of coal and mineral royalties and overseeing the Mines Safety Inspectorate.
On August 23, 2017, the Queensland Parliament passed the Workers’ Compensation and Rehabilitation (Coal Workers’ Pneumoconiosis) and Other Legislation Amendment Act 2017, which amends the Workers’ Compensation and Rehabilitation Act 2003 by establishing a medical examination process for retired or former coal workers with suspected CWP, introducing an additional lump sum compensation for workers with CWP, and clarifying that a worker with CWP can access further workers’ compensation entitlements if they experience disease progression.
On August 24, 2017, the Queensland Parliamentary Committee released a report containing a draft of the Mine Safety and Health Authority Bill 2017, which proposes to establish the Mine Safety Authority foreshadowed in the Committee’s recommendations released in May 2017. The draft bill has been referred to the Parliamentary Portfolio Committee for review.
On September 7, 2017, the Queensland Parliament introduced a bill to amend legislation which, if passed, would increase civil penalties for mining companies breaching their obligations under the Coal Mining Safety and Health Act 1999 (CMSHA Bill). The proposed amendments would also give the Chief Executive of the Department of Natural Resources and Mining new powers to suspend or cancel an individual’s statutory certificate of competency and issue site senior executives (SSEs) notices if they fail to meet their safety and health obligations. Higher levels of competency for the statutory position of ventilation officer at underground mines will also be required if the legislation is passed.
However, the CMSHA Bill lapsed on October 29, 2017 when a Queensland state election was called. It is expected that the bill, or one substantially similar thereto, will be reintroduced into Parliament in the near future.
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
National Greenhouse and Energy Reporting Act 2007 (NGER Act).  The NGER Act imposes requirements for corporations meeting a certain threshold to register and report greenhouse gas emissions and abatement actions, as well as energy production and consumption as part of a single, national reporting system. The Clean Energy Regulator administers the NGER Act. The Department of Environment and Energy is responsible for NGER Act-related policy developments and review. Both foreign and local corporations that meet the prescribed carbon dioxide and energy production or consumption limits in Australia (Controlling Corporations) must comply with the NGER Act. One of our subsidiaries is now registered as a Controlling Corporation and must report annually on the greenhouse gas emissions and energy production and consumption of our Australian entities.
On July 1, 2016, amendments to the NGER Act implemented the Emissions Reduction Fund Safeguard Mechanism.  From that date, large designated facilities such as coal mines were issued with a baseline for their covered emissions and must take steps to keep their emissions at or below the baseline or face penalties.

Peabody Energy Corporation	2017 Form 10-K	21

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
We participated in the Department of Energy’s Voluntary Reporting of Greenhouse Gases Program until its suspension in May 2011, and regularly disclose in our Corporate and Social Responsibility Report the quantity of emissions per ton of coal produced by us in the U.S. The vast majority of our emissions are generated by the operation of heavy machinery to extract and transport material at our mines and fugitive emissions from the extraction of coal.
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

Peabody Energy Corporation	2017 Form 10-K	22

The Kyoto Protocol, adopted in December 1997 by the signatories to the 1992 United Nations Framework Convention on Climate Change (UNFCCC), established a binding set of greenhouse gas emission targets for developed nations. The U.S. signed the Kyoto Protocol but it has never been ratified by the U.S. Senate. Australia ratified the Kyoto Protocol in December 2007 and became a full member in March 2008.  There were discussions to develop a treaty to replace the Kyoto Protocol after the expiration of its commitment period in 2012, including at the UNFCCC conferences in Cancun (2010), Durban (2011), Doha (2012) and Paris (2015). At the Durban conference, an ad hoc working group was established to develop a protocol, another legal instrument or an agreed outcome with legal force under the UNFCCC, applicable to all parties. At the Doha meeting, an amendment to the Kyoto Protocol was adopted, which included new commitments for certain parties in a second commitment period, from 2013 to 2020. In December 2012, Australia signed on to the second commitment period. During the UNFCCC conference in Paris, France in late 2015, an agreement was adopted calling for voluntary emissions reductions contributions after the second commitment period ends in 2020. The agreement was entered into force on November 4, 2016 after ratification and execution by more than 55 countries, including Australia, that account for at least 55% of global greenhouse gas emissions. The Trump Administration has announced the U.S. will begin the process of withdrawing from the Paris Agreement.
Australia’s Parliament passed carbon pricing legislation in November 2011. The first program involved the imposition of a carbon tax that commenced in July 2012. On July 16, 2014, Australia’s Parliament repealed the legislation, which was retrospectively abolished from July 1, 2014.
In October 2017, the Australian government announced the National Energy Guarantee (NEG). The NEG is intended to reduce the supply volatility and escalating prices that currently exist in the Australian east coast electricity network and provide for affordable, reliable electricity while still meeting Australia’s emissions targets. The NEG has an energy neutral focus. It is expected that the Renewable Energy Target (RET) will not continue beyond its currently planned end date in 2020.
The impact of the NEG on the Company’s operations using electricity is yet to be determined as the details of the NEG are still being formulated by the Australian government. The NEG requires approval of the Council of Australian Governments to come into effect.
Enactment of laws or passage of regulations regarding emissions from the use of coal by the U.S., some of its states or other countries, or other actions to limit such emissions, could result in electricity generators switching from coal to other fuel sources. Further, policies limiting available financing for the development of new coal-fueled power stations could adversely impact the global demand for coal in the future. The potential financial impact on us of future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. That, in turn, will depend on a number of factors, including the specific requirements imposed by any such laws, regulations or other policies, the time periods over which those laws, regulations or other policies would be phased in, the state of development and deployment of CCUS technologies as well as acceptance of CCUS technologies to meet regulations and the alternative uses for coal. Similarly, higher-efficiency coal-fired power plants may also be an option for meeting laws or regulations related to emissions from coal use. Several countries, including some major coal users such as China, India and Japan, included using higher-efficiency coal-fueled power plants in their plans under the Paris Agreement. From time to time, we attempt to analyze the potential impact on the Company of as-yet-unadopted, potential laws, regulations and policies. Such analyses require that we make significant assumptions as to the specific provisions of such potential laws, regulations and policies. These analyses sometimes show that certain potential laws, regulations and policies, if implemented in the manner assumed by the analyses, could result in material adverse impacts on our operations, financial condition or cash flow, in view of the significant uncertainty surrounding each of these potential laws, regulations and policies. We do not believe that such analyses reasonably predict the quantitative impact that future laws, regulations or other policies may have on our results of operations, financial condition or cash flows.
Available Information
We file or furnish annual, quarterly and current reports (including any exhibits or amendments to those reports), proxy statements and other information with the SEC. These materials are available free of charge through our website (www.peabodyenergy.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information included on our website does not constitute part of this document. These materials may also be accessed through the SEC’s website (www.sec.gov) or in the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.
In addition, copies of our filings will be made available, free of charge, upon request by telephone at (314) 342-7900 or by mail at: Peabody Energy Corporation, Peabody Plaza, 701 Market Street, St. Louis, Missouri 63101-1826, attention: Investor Relations.

Peabody Energy Corporation	2017 Form 10-K	23

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
Risks Associated with Our Emergence from the Chapter 11 Cases
As a result of our emergence from our Chapter 11 Cases, our historical financial information is not indicative of our future financial performance.
Our capital structure was significantly altered through the implementation of the Plan. As a result, we are subject to the fresh start reporting rules required under the Financial Accounting Standards Board Accounting Standards Codification Topic 852, Reorganizations. Under applicable fresh start reporting rules, our assets and liabilities were adjusted to fair values and our accumulated deficit was restated to zero. Accordingly, our consolidated financial condition and results of operations from and after the Effective Date are not comparable to the financial condition or results of operations reflected in our consolidated historical financial statements.
Risks Associated with Our Operations
Our profitability depends upon the prices we receive for our coal.
We operate in a competitive and highly regulated industry that has previously experienced strong headwinds. In 2017, the coal industry saw sharp upturns in seaborne metallurgical and thermal coal pricing primarily due to restrictive production policies in China. However, these recent industry events do not demonstrate that these prices will be sustainable in the future and the vast majority of third-party analysts project that prices are likely to decline. If coal prices decrease or return to depressed levels, our operating results and profitability and value of our coal reserves could be materially and adversely affected.
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
In the U.S., our strategy is to selectively renew, or enter into new, long-term supply agreements when we can do so at prices we believe are favorable. In Australia we negotiate pricing for metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.

Peabody Energy Corporation	2017 Form 10-K	24

Thermal coal accounted for the majority of our coal sales during 2016 and 2017. The vast majority of our sales of thermal coal were to electric power generators. The demand for coal consumed for electric power generation is affected by many of the factors described above, but primarily by (i) the overall demand for electricity; (ii) the availability, quality and price of competing fuels, such as natural gas, nuclear fuel, oil and alternative energy sources; (iii) utilization of all electricity generating units (whether using coal or not), including the relative cost of producing electricity from all fuels, including coal; (iv) increasingly stringent environmental and other governmental regulations; and (v) the coal inventories of utilities. Gas-fueled generation has displaced and is expected to continue to displace coal-fueled generation, particularly from older, less efficient coal-powered generators. Many of the new power plants in the U.S. may be fueled by natural gas because gas-fired plants are viewed as cheaper to construct and permits to construct these plants are easier to obtain as natural gas is seen as having a lower environmental impact than coal-fueled generators. Increasingly stringent regulations along with flat electricity demand have also reduced the number of new power plants being built. These trends have reduced demand for our coal and the related prices. Any further reduction in the amount of coal consumed by electric power generators could reduce the volume and price of coal that we mine and sell.
Lower demand for metallurgical coal by steel producers would reduce our revenues and could further reduce the price of our metallurgical coal. We produce metallurgical coal that is used in the global steel industry. Metallurgical coal accounted for approximately 28% and 23% of our coal sales revenue in 2017 and 2016, respectively. Deteriorating conditions in the steel industry, including the demand for steel, could reduce the demand for our metallurgical coal. Lower demand for metallurgical coal in international markets would reduce the amount of metallurgical coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.
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

Peabody Energy Corporation	2017 Form 10-K	25

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.
For the year ended December 31, 2017, we derived 27% of our total revenues from our five largest customers, similar to the prior year. Those five customers were supplied primarily from 21 coal supply agreements (excluding trading transactions) expiring at various times from 2018 to 2025. On an ongoing basis, we discuss the extension of existing agreements or entering into new long-term agreements with various customers, but these negotiations may not be successful and these customers may not continue to purchase coal from us under long-term supply agreements. If a number of these customers significantly reduce their purchases of coal from us, or if we are unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially. In addition, our revenue could be adversely affected by a decline in customer purchases (including contractually obligated purchases) due to lack of demand and oversupply, cost of competing fuels and environmental and other governmental regulations.
One of our five largest customers, the Navajo Generating Station (NGS) is served by a single Peabody mine, included in our Western U.S. Mining operations, that has no other customers. Given the mine’s location, it is currently unable to economically market its coal to other utility customers. This mine has a contract to supply coal to NGS through December 2019. We estimate that the mine will sell between five million and six million tons in 2018 at Adjusted EBTIDA Margin per Ton in line with those seen in our Western U.S. Mining Segment during the Successor period ended December 31, 2017. NGS is owned by several private companies and one governmental entity. The non-governmental owners of the customer recently completed an evaluation of the plant and determined to continue operating the plant through December 2019, subject to certain conditions. Those non-governmental owners of the plant then issued a statement that they do not currently intend to be the operators of the plant beyond December 2019.
We have engaged an investment banking firm to lead an ownership transition process for the plant. On October 2, 2017, we confirmed that a number of potential investors had expressed interest in pursuing an ownership position in NGS. Additionally, we are currently discussing options to improve the plant’s economics. If the customer closes the plant, our Western U.S. Mining operations revenues, Adjusted EBITDA and cash flows would be materially reduced and our proven and probable reserves would be reduced by approximately 180 million tons. We could also incur accelerated costs related to the mine’s closure and may be required to record other charges. Under the terms of the contract, NGS is responsible for reimbursing us for the majority of our post-mining obligations, including reclamation and retiree healthcare costs.
Our trading and hedging activities do not cover certain risks, and may expose us to earnings volatility and other risks.
We historically entered into hedging arrangements designed primarily to manage market price volatility of foreign currency (primarily the Australian dollar), diesel fuel and coal. Currently, we primarily enter into hedging arrangements designed to manage coal industry price through our trading and marketing functions and increases in foreign currency exchange rates; however, we may in the future enter into hedging arrangements to manage the volatility of diesel fuel, or other matters.
Some of these derivative trading instruments require us to post margin based on the value of those instruments and other credit factors. If the fair value of our hedge portfolio moves significantly, or if laws or regulations are passed requiring all hedge arrangements to be exchange-traded or exchange-cleared, we could be required to post additional margin, which could negatively impact our liquidity.
Through our trading and hedging activities, we are also exposed to nonperformance and credit risk with various counterparties, including exchanges and other financial intermediaries. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements, which could negatively impact our profitability and/or liquidity.
We are currently subject to price risk on diesel fuel utilized in our mining operations. As noted above, we have historically used derivative financial instruments, including forward contracts, swaps and options, designated as cash flow hedges, to manage these risks. We are exposed to the risk of fluctuations in the price of fuel.
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

Peabody Energy Corporation	2017 Form 10-K	26

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
Our mining operations are subject to conditions that can impact the safety of our workforce, or delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include:

•	fires and explosions, including from methane gas or coal dust;

•	accidental mine water discharges;

•	weather, flooding and natural disasters;

•	hazardous geologic events such as roof falls and high wall failures;

•	key equipment failures;

•	variations in coal seam thickness, coal quality, the amount of rock and soil overlying coal deposits, and geologic conditions impacting mine sequencing;

•	unexpected maintenance problems; and

•	unforeseen delays in implementation of mining technologies that are new to our operations.
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

Peabody Energy Corporation	2017 Form 10-K	27

Take-or-pay arrangements within the coal industry could unfavorably affect our profitability.
We have substantial take-or-pay arrangements, predominately in Australia, totaling $1.3 billion, with terms ranging up to 25 years, that commit us to pay a minimum amount for rail and port commitments for the delivery of coal even if those commitments go unused. The take-or-pay provisions in these contracts sometimes allow us to apply amounts paid for subsequent deliveries, but these provisions have limitations and we may not be able to apply all such amounts so paid in all cases. Also, we may not be able to utilize the amount of capacity for which we have previously paid. Additionally, coal companies, including us, may continue to deliver coal during times when it might otherwise be optimal to suspend operations because these take-or-pay provisions effectively convert a variable cost of selling coal to a fixed operating cost.
We have contract-based intangible liabilities primarily consisting of unutilized capacity under port and rail take-or-pay contracts. Future unutilized capacity and the amortization periods related to the take-or-pay contract intangible liabilities are based upon estimates of forecasted usage. We anticipate that the amortization of the intangible liability, which is classified as a reduction to “Operating costs and expenses,” will extend through 2043.
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
As described in Note 3. “Asset Impairment” to the accompanying consolidated financial statements, we recognized aggregate asset impairment costs of $30.5 million, $247.9 million and $1,277.8 million in the predecessor period January 1 through April 1, 2017 and the years ended December 31, 2016 and 2015, respectively. Because of the volatile and cyclical nature of U.S. and international coal markets, it is reasonably possible that our current estimates of projected future cash flows from our mining assets may change in the near term, which may result in the need for adjustments to the carrying value of our assets.
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

Peabody Energy Corporation	2017 Form 10-K	28

We could be negatively affected if we fail to maintain satisfactory labor relations.
As of December 31, 2017, we had approximately 7,100 employees (excluding employees that were employed at operations classified as discontinued), which included approximately 5,500 hourly employees. Approximately 38% of our hourly employees were represented by organized labor unions and generated approximately 20% of 2017 coal production for the 12 months ended December 31, 2017. Relations with our employees and, where applicable, organized labor are important to our success. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if we fail to maintain good relations with our employees who are represented by unions, we could potentially experience labor disputes, work stoppages or other disruptions in production that could negatively impact our profitability.
We could be adversely affected if we fail to appropriately provide financial assurances for our obligations.
U.S. federal and state laws and Australian laws require us to provide financial assurances related to requirements to reclaim lands used for mining, to pay federal and state workers’ compensation, to provide financial assurances for coal lease obligations and to satisfy other miscellaneous obligations. The primary methods we use to meet those obligations are to provide a third-party surety bond or provide a letter of credit. In the past in the U.S., we also posted a corporate guarantee (i.e., self- bond). As of December 31, 2017, we had outstanding surety bonds with third parties, bank guarantees and letters of credit of $1,675.2 million, of which $1,325.3 million was for post-mining reclamation, $214.5 million related to workers’ compensation and other insurance obligations, $95.4 million was for coal lease obligations and $40.0 million was for other obligations, including road maintenance and performance guarantees. In addition, as of December 31, 2017, we had posted cash collateral of $323.1 million, primarily in support of our reclamation obligations in Australia. Surety bond issuers may demand additional collateral, which may in turn affect our available liquidity.
Our bonding obligations may increase due to a number of factors, and we may not qualify to self-bond or self-bonding programs may be terminated. Alternative forms of financial assurance such as surety bonds and letters of credit may not be available to us. Our failure to retain, or inability to obtain surety bonds, bank guarantees or letters of credit, or to provide a suitable alternative, could have a material adverse effect on us. That failure could result from a variety of factors including the following:

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
The coal mining industry is subject to regulation by federal, state and local authorities with respect to matters such as:

•	workplace health and safety;

•	limitations on land use;

•	mine permitting and licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	the storage, treatment and disposal of wastes;

•	remediation of contaminated soil, sediment and groundwater;

•	air quality standards;

•	water pollution;

•	protection of human health, plant-life and wildlife, including endangered or threatened species and habitats;

•	protection of wetlands;

•	the discharge of materials into the environment; and

•	the effects of mining on surface water and groundwater quality and availability.
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

Peabody Energy Corporation	2017 Form 10-K	29

The possibility exists that new legislation or regulations and orders, including without limitation related to the environment or employee health and safety may be adopted and may materially adversely affect our mining operations, our cost structure or our customers’ ability to use coal. New legislation or administrative regulations (or new interpretations by the relevant government of existing laws, regulations and approvals), including proposals related to the protection of the environment or the reduction of greenhouse gas emissions that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. Some of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.
For additional information about the various regulations affecting us, see the sections entitled “Regulatory Matters —U.S.” and “Regulatory Matters — Australia”.
Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.
Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. A number of laws, including in the U.S., CERCLA and RCRA, impose liability relating to contamination by hazardous substances. Such liability may involve the costs of investigating or remediating contamination and damages to natural resources, as well as claims seeking to recover for property damage or personal injury caused by hazardous substances. Such liability may arise from conditions at formerly, as well as currently, owned or operated properties, and at properties to which hazardous substances have been sent for treatment, disposal or other handling. Liability under RCRA, CERCLA and similar state statutes is without regard to fault, and typically is joint and several, meaning that a person may be held responsible for more than its share, or even all, of the liability involved.
We may be unable to obtain, renew or maintain permits necessary for our operations, which would reduce our production, cash flows and profitability.
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
The Corps regulates certain activities affecting navigable waters and waters of the U.S., including wetlands. Section 404 of the CWA requires mining companies like us to obtain Corps permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. In recent years, the Section 404 permitting process has been subject to increasingly stringent regulatory and administrative requirements and a series of court challenges, which have resulted in increased costs and delays in the permitting process. Additionally, increasingly stringent requirements governing coal mining also are being considered or implemented under the Surface Mining Control and Reclamation Act, the National Pollution Discharge Elimination System permit process and various other environmental programs. Potential laws, regulations and policies could result in material adverse impacts on our operations, financial condition or cash flow, in view of the significant uncertainty surrounding each of these potential laws, regulations and policies.
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

Peabody Energy Corporation	2017 Form 10-K	30

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
Our future success depends upon our conducting successful exploration and development activities or acquiring properties containing economically recoverable reserves. Our current strategy includes increasing our reserves through acquisitions of government and other leases and producing properties and continuing to use our existing properties and infrastructure. In certain locations, leases for oil, natural gas and coalbed methane reserves are located on, or adjacent to, some of our reserves, potentially creating conflicting interests between us and lessees of those interests. Other lessees’ rights relating to these mineral interests could prevent, delay or increase the cost of developing our coal reserves. These lessees may also seek damages from us based on claims that our coal mining operations impair their interests. Additionally, the U.S. federal government limits the amount of federal land that may be leased by any company to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2017, we leased a total of 55,228 acres from the federal government subject to those limitations. Many of these leases are in place for the next 20 years.
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

Peabody Energy Corporation	2017 Form 10-K	31

We face numerous uncertainties in estimating our economically recoverable coal reserves and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.
Coal is economically recoverable when the price at which our coal can be sold exceeds the costs and expenses of mining and selling the coal. The costs and expenses of mining and selling the coal are determined on a mine-by-mine basis, and as a result, the price at which our coal is economically recoverable varies based on the mine. Forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our reserve information on engineering, economic and geological data assembled and analyzed by our staff and third parties, which includes various engineers and geologists. The reserve estimates as to both quantity and quality are updated from time to time to reflect production of coal from the reserves and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of coal and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include:

•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experience in areas we currently mine;

•	current and future market prices for coal, contractual arrangements, operating costs and capital expenditures;

•	severance and excise taxes, royalties and development and reclamation costs;

•	future mining technology improvements;

•	the effects of regulation by governmental agencies;

•	the ability to obtain, maintain and renew all required permits;

•	employee health and safety; and

•	historical production from the area compared with production from other producing areas
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
Our international platform increases our exposure to country risks, international regulatory requirements and the effects of changes in currency exchange rates. Some of our international activities are in developing countries where the economic strength, business practices and counterparty reputations may not be as well developed as in our U.S. or Australian operations. We are exposed to various business and political risks, including political instability, heightened levels of corruption or fraud in certain markets, the potential for expropriation of assets, costs associated with the repatriation of earnings and the potential for unexpected changes in regulatory requirements. Despite our efforts to perform due diligence, screening, training and auditing of internal and external business agents, vendors, partners and customers to mitigate these risks, our results of operations, financial position or cash flows could be adversely affected by these activities.
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

Peabody Energy Corporation	2017 Form 10-K	32

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
We have implemented security protocols and systems with the intent of maintaining the physical security of our operations and protecting our and our counterparties’ confidential information and information related to identifiable individuals against unauthorized access. Despite such efforts, we may be subject to security breaches which could result in unauthorized access to our facilities or the information we are trying to protect. Unauthorized physical access to one of our facilities or electronic access to our information systems could result in, among other things, unfavorable publicity, litigation by affected parties, damage to sources of competitive advantage, disruptions to our operations, loss of customers, financial obligations for damages related to the theft or misuse of such information and costs to remediate such security vulnerabilities, any of which could have a substantial impact on our results of operations, financial condition or cash flows.
Our expenditures for postretirement benefit and pension obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.
We provide postretirement health and life insurance benefits to eligible employees. Our total accumulated postretirement benefit obligation related to such benefits was a liability of $783.3 million as of December 31, 2017, of which $53.3 million was classified as a current liability. Certain of our U.S. subsidiaries also sponsor defined benefit pension plans. Net pension liabilities were $98.0 million as of December 31, 2017, of which none was classified a current liability.
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

Peabody Energy Corporation	2017 Form 10-K	33

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
Risks Related to Our Indebtedness and Capital Structure
Our financial performance could be adversely affected by our indebtedness.
As of December 31, 2017, we had approximately $1.4 billion of indebtedness outstanding, excluding capital leases, on a consolidated basis.
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
In addition, our indebtedness subjects us to certain restrictive covenants. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us and result in amounts outstanding thereunder to be immediately due and payable.
Any downgrade in our credit ratings could result in, among other matters, additional required financial assurances related to our reclamation bonding requirements, a requirement to post additional collateral on derivative trading instruments that we may enter into, the loss of trading counterparties for corporate hedging and trading and brokerage activities or an increase in the cost of, or a limit on our access to, various forms of credit used in operating our business.

Peabody Energy Corporation	2017 Form 10-K	34

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our indebtedness restricts our ability to sell assets outside of the ordinary course of business and restricts the use of the proceeds from any such sales. We may not be able to complete those sales or obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. In addition, the terms of our indebtedness provide that if we cannot meet our debt service obligations, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
Despite our and our subsidiaries’ indebtedness, we may still be able to incur substantially more debt, including secured debt. This could further increase the risks associated with our indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including additional secured debt. Although covenants under the indenture governing our senior secured notes and the agreements governing our other post-emergence indebtedness, including our senior secured term loan facility and capital leases limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions can be substantial. In addition, the indenture governing the senior secured notes and the agreements governing our other indebtedness do not limit us from incurring obligations that do not constitute indebtedness as defined therein.
We may not be able to generate sufficient cash to service all of our indebtedness or other obligations.
Our ability to make scheduled payments on, or refinance our debt obligations, depends on our financial condition and operating performance, which are subject to prevailing economic, industry, and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or other obligations.
The terms of our indenture governing our senior secured notes and the agreements and instruments governing our other post-emergence indebtedness impose restrictions that may limit our operating and financial flexibility.
The indenture governing our senior secured notes and the agreements and instruments governing our other post-emergence indebtedness will contain certain restrictions and covenants which restrict our ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person, which could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations. Our senior secured term loan facility also contains a mandatory prepayment provision providing that certain amounts of excess cash flow (as defined in the agreements governing the facility) must be utilized to make payments on the outstanding balance under that facility.
These covenants restrict, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends on or make distributions in respect of stock or make certain other restricted payments or investments;

•	enter into agreements that restrict distributions from certain subsidiaries;

•	sell or otherwise dispose of assets;

•	incur capital expenditures beyond a specified amount;

•	enter into transactions with affiliates;

•	create or incur liens;

•	merge, consolidate or sell all or substantially all of our assets; and

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us.
Our ability to comply with these covenants may be affected by events beyond our control and we may need to refinance existing debt in the future. A breach of any of these covenants together with the expiration of any cure period, if applicable, could result in a default under our senior secured notes. If any such default occurs, subject to applicable grace periods, the holder of our senior secured notes may elect to declare all outstanding senior secured notes, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. If the obligations under our senior secured notes were to be accelerated, our financial resources may be insufficient to repay the notes and any other indebtedness becoming due in full.

Peabody Energy Corporation	2017 Form 10-K	35

In addition, if we breach the covenants in the indentures governing the senior secured notes and do not cure such breach within the applicable time periods specified therein, we would cause an event of default under the indenture governing the senior secured notes and a cross-default to certain of our other post-emergence indebtedness and the lenders or holders thereunder could accelerate their obligations. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
Risks Related to Ownership of Our Securities
The price of our securities may be volatile.
The price of our common stock (“Common Stock”) may fluctuate due to a variety of market and industry factors that may materially reduce the market price of our Common Stock regardless of our operating performance, including, among others:

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•	industry cycles and trends;

•	mergers and strategic alliances in the coal industry;

•	changes in government regulation;

•	potential or actual military conflicts or acts of terrorism;

•	the failure of securities analysts to publish research about us or to accurately predict the results we actually achieve;

•	the limited trading history of our Common Stock;

•	changes in accounting principles;

•	announcements concerning us or our competitors; and

•	the general state of the securities market.
In addition, the stock market in general has experienced significant volatility that often has been unrelated to the operating performance of companies whose shares are traded. These market fluctuations could adversely affect the trading price of our Common Stock, regardless of our actual operating performance. As a result of all of these factors, investors in our Common Stock may not be able to resell their stock at or above the price they paid or at all. Further, we could be the subject of securities class action litigation due to any such stock price volatility, which could divert management’s attention and have a material adverse effect on our results of operation.
Our Common Stock is subject to dilution and may be subject to further dilution in the future.
Our Common Stock is subject to dilution from our long-term incentive plan. In addition, in the future, we may issue equity securities in connection with future investments, acquisitions or capital raising transactions. Such issuances or grants could constitute a significant portion of the then-outstanding Common Stock, which may result in significant dilution in ownership of Common Stock.
There may be circumstances in which the interests of a significant stockholder could be in conflict with other stockholders’ interests.
Circumstances may arise in which a significant stockholder may have an interest in exerting influence to pursue or prevent acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in its judgment, could enhance its investment in us or another company in which it invests. Such transactions might adversely affect us or other holders of our Common Stock.

Peabody Energy Corporation	2017 Form 10-K	36

The payment of dividends on our stock or repurchases of our stock is dependent on a number of factors, and future payments and repurchases cannot be assured.
Restrictive covenants in our Credit Facility and in the indenture governing our senior secured notes limit our ability to pay cash dividends and repurchase shares. Other debt instruments to which we or our subsidiaries are, or may be, a party, also contain restrictive covenants that may limit our ability to pay dividends or for us to receive dividends from our subsidiaries, any of which may negatively impact the trading price of the Common Stock. In addition, holders of capital stock will only be entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments, and our Board of Directors may only authorize us to repurchase shares of our capital stock with funds legally available for such repurchases. The payment of future cash dividends and future repurchases will depend upon our earnings, economic conditions, liquidity and capital requirements, and other factors, including our debt leverage. Accordingly, we cannot make any assurance that future dividends will be paid or future repurchases will be made.
Other Business Risks
We may not be able to fully utilize our deferred tax assets.
We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions, most significantly Australia. As of December 31, 2017, we had gross deferred income tax assets, including net operating loss carryforwards, and liabilities of $2,981.3 million and $468.6 million, respectively, as described further in Note 11. “Income Taxes” to the accompanying consolidated financial statements. At that date, we also had recorded a valuation allowance of $2,432.5 million, substantially comprised of a full valuation allowance against our net deferred tax asset positions in the U.S. and Australia driven by recent cumulative book losses, as determined by considering all sources of available income (including items classified as discontinued operations or recorded directly to “Accumulated other comprehensive income (loss)”), which limited our ability to look to future taxable income in assessing the likelihood of realizing those assets.
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
Divestitures and acquisitions are a potentially important part of our long-term strategy, subject to our investment criteria, and involve a number of risks, any of which could cause us not to realize the anticipated benefits.
We may engage in divestiture or acquisition activity based on our set of investment criteria to produce outcomes that increase shareholder value. As it relates to divestitures, we may dispose of certain assets within our portfolio if we determine that the price received is more beneficial to us than keeping the assets within our portfolio. Conversely, acquisitions are a potentially important part of our long-term strategy, and we may pursue acquisition opportunities. If we fail to accurately estimate the future results and value of a divested or acquired business and the related risk associated with such a transaction, or are unable to successfully integrate the businesses or properties we acquire, our business, financial condition or results of operations could be negatively affected. Moreover, any transactions we pursue could materially impact our liquidity and an acquisition could increase capital resource needs and may require us to incur indebtedness, seek equity capital or both. We may not be able to satisfy these liquidity and capital resource needs on acceptable terms or at all. In addition, future acquisitions could result in our assuming significant long-term liabilities relative to the value of the acquisitions.
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
The mining industry has limited industry-specific accounting literature and, as a result, we understand diversity in practice exists in the interpretation and application of accounting literature to mining-specific issues. As diversity in mining industry accounting is addressed, we may need to restate our reported results if the resulting interpretations differ from our current accounting practices. Refer to Note 1. “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for a summary of our significant accounting policies.

Peabody Energy Corporation	2017 Form 10-K	37

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Coal Reserves
We controlled an estimated 5.2 billion tons of proven and probable coal reserves as of December 31, 2017. An estimated 4.7 billion tons of our attributable proven and probable coal reserves are in the U.S., with the remainder in Australia. Approximately 51% of our Australian proven and probable coal reserves, or 282 million tons, are metallurgical coal, comprised of approximately 151 million and 131 million tons of coking coal and LV PCI coals, respectively. The remainder of our Australian coal reserves consists of thermal coal. We own approximately 30% of these reserves and leased property comprises the remaining 70%. Approximately 63% of our reserves, or 3.3 billion tons, are compliance coal and 37% are non-compliance coal (assuming application of the U.S. industry standard definition of compliance coal to all of our reserves). Compliance coal is defined by Phase II of the CAA as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emission allowance credits or blending higher sulfur coal with lower sulfur coal.
Below is a table summarizing the locations and proven and probable coal reserves of our major mining segments.

		Proven and Probable Reserves as of December 31, 2017 (1)
		Owned Tons	Leased Tons	Total Tons
Mining Segment	Locations
		(Tons in millions)
Powder River Basin Mining	Wyoming	—	2,568	2,568
Midwestern U.S. Mining	Illinois, Indiana and Kentucky	1,386	289	1,675
Western U.S. Mining	Arizona, New Mexico and Colorado	161	285	446
Total United States		1,547	3,142	4,689
Australian Metallurgical Mining	Queensland and New South Wales	—	256	256
Australian Thermal Mining	New South Wales	—	291	291
Total Australia		—	547	547
Total Proven and Probable Coal Reserves		1,547	3,689	5,236

(1)	Estimated proven and probable coal reserves have been adjusted to account for estimated process dilutions and losses during mining and processing involved in producing a saleable coal product.
Reserves are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:

•
Proven (Measured) Reserves — Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

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

Peabody Energy Corporation	2017 Form 10-K	38

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
Our coal reserve estimates are predicated on information obtained from an extensive historical database of drill holes and information obtained from our ongoing drilling program. We compile data from individual drill holes in a computerized drill-hole database from which the depth, thickness and, where core drilling is used, the quality of the coal is determined. The density of a drill pattern determines whether the related coal reserves will be classified as proven or probable. Our coal reserve estimates are then input into our computerized land management system, which overlays that geological data with data on ownership or control of the mineral and surface interests to determine the extent of our attributable coal reserves in a given area. Our land management system contains reserve information, including the quantity and quality (where available) of reserves, as well as production data, surface and coal ownership, lease payments and other information relating to our coal reserves and land holdings. We periodically update our coal reserve estimates to reflect production of coal from those reserves and new drilling or other data received. Accordingly, our coal reserve estimates will change from time to time to reflect the effects of our mining activities, analysis of new engineering and geological data, changes in coal reserve holdings, modification of mining methods and other factors.
Our estimate of the economic recoverability of our coal reserves is generally based upon a comparison of unassigned reserves to assigned reserves currently in production in the same geologic setting to determine an estimated mining cost. These estimated mining costs are compared to expected market prices for the quality of coal expected to be mined and take into consideration typical contractual sales agreements for the region and product. Where possible, we also review coal production by competitors in similar mining areas. Only coal reserves expected to be mined economically are included in our reserve estimates. Finally, our coal reserve estimates consider dilutions and losses during mining and processing for recoverability factors to estimate a saleable product. Factors impacting our assessment include geological conditions, production expectations for certain areas, the effects of regulation and taxes by governmental agencies, future price and operating cost assumptions and adverse changes in market conditions and mine closure activities. The estimates are also impacted by decreases resulting from current year production and increases resulting from information obtained from additional drilling. Our estimation as of December 31, 2017 reflected a net reduction compared to the prior year of 407 million tons of coal reserves. The decrease was driven by changes to our estimates of economic recoverability, the modification and rejection of certain leases, mine plan changes and the sale of non-strategic coal reserves, partially offset by acquisitions and new drilling with the addition of 55 million production tons.
We periodically engage independent mining and geological consultants and consider their input regarding the procedures used by us to prepare our internal estimates of coal reserves, selected property reserve estimates and tabulation of reserve groups according to standard classifications of reliability. Our December 31, 2017 reserve estimates for the Indiana region in the U.S. were audited by John T. Boyd Company, an independent mining and geological consulting firm, which included a review of the data, procedures and parameters employed by us in developing our Indiana reserve estimates. The audit found that (1) the reserve estimates we prepared for the region were properly calculated in accordance with our stated procedures, (2) the procedures used by us are reasonable and comply with accepted industry standards and (3) our Indiana reserve estimates, as a whole, provided a reasonable estimate of available controlled mineralization that can be expected to be legally and economically extractable at the time of determination. We plan to complete additional audits of our reserve estimates on a cycled basis for each of our major operating regions.
With respect to the accuracy of our coal reserve estimates, our experience is that recovered reserves are within plus or minus 10% of our proven and probable estimates, on average, and our probable estimates are generally within the same statistical degree of accuracy when the necessary drilling is completed to move reserves from the probable to the proven classification.

Peabody Energy Corporation	2017 Form 10-K	39

For each mine or future mine, we employ a market-driven, risk adjusted capital allocation process to guide long-term mine planning of active operations and development projects for economically mineable coal. We refer to this process as Life-of-Mine (LOM) planning. The LOM plan projects, among other things, annual quantities and qualities for each coal product. The saleable product mix for a mine may include multiple thermal and metallurgical products with different targeted qualities. The expected volumes for each mine and product, as well as annual pricing forecasts for each product, developed as described below, and related cost forecasts, developed as described below, are then evaluated to determine the economically recoverable coal in the LOM plan.
Pricing
The pricing information used to establish our reserves includes internal, proprietary price forecasts and existing contract economics, in each case on a mine-by-mine and product-by-product basis. In general, our price forecasts are based on a thorough analytical process utilizing detailed supply and demand models, global economic indicators, projected foreign exchange rates, analyses of price relationships among various commodities, competing fuels analyses, projected steel demand, analyses of supplier costs and other variables. Price forecasts, supply and demand models and other key assumptions and analyses are stress tested against independent third-party research not commissioned by us to confirm the conclusions reached through our analytical processes, and our price forecasts fall within the ranges of the projections included in this third-party research. The development of the analyses, price forecasts, supply and demand models and related assumptions are subject to multiple levels of management review.
Below is a description of some of the specific factors that we evaluate in developing our price forecasts for thermal and metallurgical coal products on a mine-by-mine and product-by-product basis. Differences between the assumptions and analyses included in our price forecasts and realized factors could cause actual pricing to differ from our forecasts.
Thermal. Several factors can influence thermal coal supply and demand and pricing. Demand is sensitive to total electric power generation volumes, which are determined in part by the impact of weather on heating and cooling demand, inter-fuel competition in the electric power generation mix, changes in capacity (additions and retirements), inter-basin or inter-country coal competition, coal stockpiles and policy and regulations. Supply considerations impacting pricing include reserve positions, mining methods, strip ratios, production costs and capacity and the cost of new supply (greenfield developments or extensions at existing mines).
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
Internationally, thermal coal-fueled generation also competes with alternative forms of electric generation. The competiveness and availability of generation fueled by natural gas, oil, nuclear, hydro, wind, solar and biomass vary by country and region and can have a meaningful impact on coal pricing. Policy and regulations, which vary from country to country, can also influence prices. In addition, seaborne thermal coal import demand can be significantly impacted by the availability of indigenous coal production, particularly in the two leading coal import countries, China and India, and the competitiveness of seaborne supply from leading thermal coal exporting countries, including Indonesia, Australia, Russia, Colombia and South Africa.
Metallurgical. Several factors can influence metallurgical coal supply and demand and pricing. Demand is impacted by economic conditions and demand for steel, and is also impacted by competing technologies used to make steel, some of which do not use coal as a manufacturing input. Competition from other types of coal is also a key price consideration and can be impacted by coal quality and characteristics, delivered energy cost (including transportation costs), customer service and support and reliability of supply.
Seaborne metallurgical coal import demand can also be significantly impacted by the availability of indigenous coal production, particularly in metallurgical coal import countries such as China and India, among others, as well as country-specific policies restricting or promoting domestic supply. The competitiveness of seaborne metallurgical coal supply from coal exporting countries, including Australia, the United States, Russia, Canada and Mongolia, among others, is also an important price consideration.
In addition to the factors noted above, the prices which may be obtained at each individual mine or future mine can be impacted by factors such as (i) the mine’s location, which impacts the total delivered energy costs to its customers, (ii) quality characteristics, particularly if they are unique relative to competing mines, (iii) assumed transportation costs and (iv) other mine costs that are contractually passed on to customers in certain commercial relationships.

Peabody Energy Corporation	2017 Form 10-K	40

Costs
The cost estimates we use to establish our reserves are generally estimated according to internal processes that project future costs based on historic costs and expected future trends. The estimated costs normally include mining, processing, transportation, royalty, add-on tax and other mining-related costs. Our estimated mining and processing costs reflect projected changes in prices of consumable commodities (mainly diesel fuel, explosives and steel), labor costs, geological and mining conditions, targeted product qualities and other mining-related costs. Estimates for other sales-related costs (mainly transportation, royalty and add-on tax) are based on contractual prices or fixed rates. Specific factors that may impact the cost at our various operations include:

•
Geological settings. The geological characteristics of each mine are among the most important factors that determine the mining cost. Our geology department conducts the exploration program and provides geological models for the LOM process. Coal seam depth, thickness, dipping angle, partings and quality constrain the available mining methods and size of operations. Shallow coal is typically mined by surface mining methods by which the primary cost is overburden removal. Deep coal is typically mined by underground mining methods where the primary costs include coal extraction, conveyance and roof control.

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

Based on our evaluations of the estimated prices for our coal, and costs and expenses of mining and selling our coal, which evaluations are performed on a mine-by-mine and product-by-product basis, we have concluded our reserves were economically recoverable as of December 31, 2017.
We have numerous U.S. federal coal leases that are administered by the U.S. Department of the Interior under the Federal Coal Leasing Amendments Act of 1976. These leases cover our principal reserves in the Powder River Basin and other reserves in Colorado and New Mexico. Each of these leases continues indefinitely, provided there is diligent development of the property and continued operation of the related mine or mines. The U.S. Bureau of Land Management (BLM) has asserted the right to adjust the terms and conditions of these leases, including rent and royalties, after the first 20 years of their term and at 10-year intervals thereafter. Annual rents on surface land under our federal coal leases are now set at $3.00 per acre. Production royalties on federal leases are set by statute at 12.5% of the gross proceeds of coal mined and sold for surface-mined coal and 8% for underground-mined coal. The U.S. federal government limits by statute the amount of federal land that may be leased by any company and its affiliates at any time to 75,000 acres in any one state and 150,000 acres nationwide. As of December 31, 2017, we leased 6,407 acres of federal land in Colorado, 640 acres in New Mexico and 48,181 acres in Wyoming, for a total of 55,228 acres nationwide subject to those limitations.
Similar provisions govern three coal leases with the Navajo and Hopi Indian tribes. These leases cover coal contained in 64,783 acres of land in northern Arizona lying within the boundaries of the Navajo Nation and Hopi Indian reservations. We also lease coal-mining properties from various state governments in the U.S.

Peabody Energy Corporation	2017 Form 10-K	41

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
With a portfolio of approximately 5.2 billion tons, we believe that we have sufficient coal reserves to replace capacity from depleting mines for the foreseeable future and that our significant coal reserve holdings are one of our competitive strengths.

Peabody Energy Corporation	2017 Form 10-K	42

The following charts provide a summary, by mining complex, of production (in descending order by mining segment) for the years ended December 31, 2017, 2016 and 2015, tonnage of coal reserves that are assigned to our active operating mines, our property interest in those reserves and other characteristics of the facilities.

SUMMARY OF COAL PRODUCTION AND SULFUR CONTENT OF ASSIGNED RESERVES
(Tons in millions)
	Production				Sulfur Content of Assigned Reserves as of December 31, 2017 (1)
					<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	As
					Sulfur	Sulfur	Sulfur	Received
	Year Ended December 31,			Type of	Dioxide per	Dioxide per	Dioxide per	Btu per
Segment/Mining Complex	2017	2016	2015	Coal	Million Btu	Million Btu	Million Btu	pound (2)
Powder River Basin Mining:
North Antelope Rochelle	101.6	92.9	109.3	T	1,797	—	—	8,800
Caballo	11.1	11.2	11.4	T	465	6	6	8,400
Rawhide	10.4	8.1	15.2	T	242	51	1	8,300
Total	123.1	112.2	135.9		2,504	57	7

Midwestern U.S. Mining:
Bear Run	7.3	7.3	7.9	T	4	27	202	10,900
Wild Boar	2.7	2.6	2.7	T	—	—	39	11,100
Gateway North	2.5	1.8	1.8	T	—	—	55	10,900
Somerville Central	2.2	2.3	3.0	T	—	—	11	11,200
Francisco Underground	2.2	2.1	2.9	T	—	—	21	11,500
Wildcat Hills Underground	1.5	1.5	1.7	T	—	—	43	12,100
Cottage Grove	0.3	0.2	1.1	T	—	—	5	12,100
Total	18.7	17.8	21.1		4	27	376

Western U.S. Mining:
Kayenta (3)	6.2	5.4	6.8	T	134	59	3	10,600
El Segundo	4.9	4.9	7.5	T	12	32	36	9,000
Twentymile	3.8	2.0	3.5	T	30	—	—	11,200
Lee Ranch	—	—	—	T	14	66	9	9,300
Total	14.9	12.3	17.8		190	157	48

Australian Metallurgical Mining:
North Goonyella	3.4	1.3	2.6	M	71	—	—	12,700
Millennium	3.3	3.5	4.4	M/P	3	—	—	12,600
Coppabella	2.8	2.4	2.8	P	23	—	—	12,600
Moorvale	1.8	1.9	2.2	P/T	15	—	—	12,500
Metropolitan	1.0	1.9	2.1	M/P/T	25	—	—	12,600
Burton (4) (Operations ceased in 2016)	—	1.5	1.3	M/T	—	—	—	NA
Middlemount (5)	—	—	—	M/P	25	—	—	12,400
Total	12.3	12.5	15.4		162	—	—

Australian Thermal Mining:
Wilpinjong	13.4	14.0	12.0	T	133	—	—	10,000
Wambo (6)	5.9	6.8	6.5	T/M	158	—	—	11,300
Total	19.3	20.8	18.5		291	—	—
Total Assigned	188.3	175.6	208.7		3,151	241	431
T: Thermal
M: Metallurgical
P: Pulverized Coal Injection Metallurgical

Peabody Energy Corporation	2017 Form 10-K	43

ASSIGNED RESERVES (7)
AS OF DECEMBER 31, 2017

		Attributable Ownership					100% Project Basis					Modifying Factors (8)
(Tons in millions)		Proven and Probable Reserves					Proven and Probable Reserves
Segment/Mining Complex	Interest		Owned	Leased	Surface	Underground		Owned	Leased	Surface	Underground	ROM Factor	Yield
Powder River Basin Mining:
North Antelope Rochelle	100%	1,797	—	1,797	1,797	—	1,797	—	1,797	1,797	—	92%	100%
Caballo	100%	477	—	477	477	—	477	—	477	477	—	90%	100%
Rawhide	100%	294	—	294	294	—	294	—	294	294	—	93%	100%
Total		2,568	—	2,568	2,568	—

Midwestern U.S. Mining:
Bear Run	100%	233	101	132	233	—	233	101	132	233	—	107%	70%
Wild Boar	100%	39	19	20	39	—	39	19	20	39	—	102%	79%
Gateway North	100%	55	54	1	—	55	55	54	1	—	55	65%	66%
Somerville Central	100%	11	10	1	11	—	11	10	1	11	—	108%	71%
Francisco Underground	100%	21	4	17	—	21	21	4	17	—	21	74%	63%
Wildcat Hills Underground	100%	43	10	33	—	43	43	10	33	—	43	74%	58%
Cottage Grove	100%	5	3	2	5	—	5	3	2	5	—	104%	82%
Total		407	201	206	288	119

Western U.S. Mining:
Kayenta (3)	100%	196	—	196	196	—	196	—	196	196	—	88%	100%
El Segundo	100%	80	66	14	80	—	80	66	14	80	—	87%	100%
Twentymile	100%	30	8	22	—	30	30	8	22	—	30	106%	66%
Lee Ranch	100%	89	86	3	89	—	89	86	3	89	—	87%	100%
Total		395	160	235	365	30

Australian Metallurgical Mining:
North Goonyella	100%	71	—	71	—	71	71	—	71	—	71	62%	78%
Millennium	100%	3	—	3	3	—	3	—	3	3	—	92%	80%
Coppabella	73.3%	23	—	23	23	—	31	—	31	31	—	92%	78%
Moorvale	73.3%	15	—	15	15	—	20	—	20	20	—	107%	79%
Metropolitan	100%	25	—	25	—	25	25	—	25	—	25	116%	79%
Middlemount (5)	50.0%	25	—	25	25	—	50	—	50	50	—	85%	77%
Total		162	—	162	66	96

Australian Thermal Mining:
Wilpinjong	100%	133	—	133	133	—	133	—	133	133	—	112%	84%
Wambo (6)	100%	158	—	158	43	115	158	—	158	43	115	100%	73%
Total		291	—	291	176	115
Total Assigned		3,823	361	3,462	3,463	360

Peabody Energy Corporation	2017 Form 10-K	44

ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES (7)
AS OF DECEMBER 31, 2017
(Tons in millions)

	Attributable Ownership					100% Project Basis
			Proven and					Proven and
	Total Tons		Probable			Total Tons		Probable
Coal Seam Location	Assigned	Unassigned	Reserves	Proven	Probable	Assigned	Unassigned	Reserves	Proven	Probable
Powder River Basin Mining (Wyoming)	2,568	—	2,568	2,445	123	2,568	—	2,568	2,445	123

Midwestern U.S. Mining:
Illinois	103	1,154	1,257	556	701	103	1,154	1,257	556	701
Indiana	304	14	318	270	48	304	14	318	270	48
Kentucky (9)	—	100	100	46	54	—	100	100	46	54
Total	407	1,268	1,675	872	803

Western U.S. Mining:
Arizona (3)	196	—	196	196	—	196	—	196	196	—
New Mexico	169	—	169	168	1	169	—	169	168	1
Colorado	30	51	81	65	16	30	51	81	65	16
Total	395	51	446	429	17

Australian Metallurgical Mining:
New South Wales	25	—	25	4	21	25	—	25	4	21
Queensland	137	94	231	135	96	175	122	297	168	129
Total	162	94	256	139	117

Australian Thermal Mining (New South Wales)	291	—	291	252	39	291	—	291	252	39

Total Proven and Probable	3,823	1,413	5,236	4,137	1,099

Peabody Energy Corporation	2017 Form 10-K	45

ASSIGNED AND UNASSIGNED - RESERVE CONTROL AND MINING METHOD
AS OF DECEMBER 31, 2017
(Tons in millions)

	Attributable Ownership				100% Project Basis
	Reserve Control		Mining Method		Reserve Control		Mining Method
Coal Seam Location	Owned	Leased	Surface	Underground	Owned	Leased	Surface	Underground
Powder River Basin Mining (Wyoming)	—	2,568	2,568	—	—	2,568	2,568	—

Midwestern U.S. Mining:
Illinois	1,208	49	5	1,252	1,208	49	5	1,252
Indiana	143	175	293	25	143	175	293	25
Kentucky (9)	35	65	—	100	35	65	—	100
Total	1,386	289	298	1,377

Western U.S. Mining:
Arizona (3)	—	196	196	—	—	196	196	—
New Mexico	152	17	169	—	152	17	169	—
Colorado	9	72	—	81	9	72	—	81
Total	161	285	365	81

Australia Metallurgical Mining:
New South Wales	—	25	—	25	—	25	—	25
Queensland	—	231	90	141	—	297	132	165
Total	—	256	90	166

Australian Thermal Mining (New South Wales)	—	291	176	115	—	291	176	115

Total Proven and Probable	1,547	3,689	3,497	1,739

Peabody Energy Corporation	2017 Form 10-K	46

ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES - SULFUR CONTENT
AS OF DECEMBER 31, 2017
(Tons in millions)

		Attributable Ownership			100% Project Basis
		Sulfur Content (1)			Sulfur Content (1)
		<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	<1.2 lbs.	>1.2 to 2.5 lbs.	>2.5 lbs.	As
		Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Sulfur Dioxide	Received
	Type of	per	per	per	per	per	per	Btu
Coal Seam Location	Coal	Million Btu	Million Btu	Million Btu	Million Btu	Million Btu	Million Btu	per Pound (2)
Powder River Basin Mining (Wyoming)	T	2,504	57	7	2,504	57	7	8,700

Midwestern U.S. Mining:
Illinois	T	—	—	1,257	—	—	1,257	10,800
Indiana	T	4	27	287	4	27	287	11,000
Kentucky (9)	T	—	—	100	—	—	100	12,000
Total		4	27	1,644

Western U.S. Mining:
Arizona (3)	T	134	59	3	134	59	3	10,600
New Mexico	T	26	98	45	26	98	45	9,200
Colorado	T	81	—	—	81	—	—	11,200
Total		241	157	48

Australia Metallurgical Mining:
New South Wales	M/P/T	25	—	—	25	—	—	12,600
Queensland	M/P/T	231	—	—	297	—	—	12,400
Total		256	—	—

Australian Thermal Mining (New South Wales)	T/M	291	—	—	291	—	—	10,700

Total Proven and Probable		3,296	241	1,699

T: Thermal
M: Metallurgical
P: Pulverized Coal Injection Metallurgical

Peabody Energy Corporation	2017 Form 10-K	47

(1)
Compliance coal is defined by Phase II of the CAA as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Non-compliance coal is defined as coal having sulfur dioxide content in excess of this standard. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emission allowance credits or blending higher sulfur coal with lower sulfur coal.

(2)
As-received Btu per pound includes the weight of moisture in the coal on an as sold basis. The range of variability of the moisture content in coal across a given region may affect the actual shipped Btu content of current production from assigned reserves.

(3)
Coal reserves are estimated based on coal reserves leased from the Navajo Nation and the Hopi Tribe that are administered by the U.S. Department of the Interior. These leases expire upon exhaustion of the leased reserves or upon the permanent ceasing of all mining activities on the related reserves as a whole. The Kayenta Mine serves a single customer and has contract to supply coal to that customer through December 2019. If the customer closes the plant at the end of that contract, proven and probable reserves at the mine would be reduced by approximately 180 million tons. See Item 1A. “Risk Factors” for additional information.

(4)	On November 27, 2017, Peabody completed the sale of the majority of its Burton Mine and related infrastructure to the Lenton Joint Venture.

(5)
Represents our 50% interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. Because that entity is accounted for as an unconsolidated equity affiliate, 2017, 2016 and 2015 tons produced by Middlemount have been excluded from the “Summary of Coal Production and Sulfur Content of Assigned Reserves” table. Middlemount produced 4.3 million tons, 4.5 million tons, and 4.8 million tons of coal in 2017, 2016 and 2015, respectively (on a 100% basis).

(6)	Includes the Wambo Open-Cut Mine and the Wambo Underground Mine areas.

(7)
Assigned reserves represent recoverable coal reserves that are controlled and accessible at active operations as of December 31, 2017. Unassigned reserves represent coal at currently non-producing locations that would require significant new mine development, mining equipment or plant facilities before operations could begin on the property.

(8)
The modifying factors reflect the assumptions which are utilized to convert coal quantities and qualities as in ground to run of mine (ROM) coal after mining, and eventually to saleable product coal after processing. Coal reserves are reported as an estimation of the final saleable quantity, which takes into account any losses and dilutions during mining and processing. We generally keep track of coal reserves through in place coal, ROM coal and product coal. In place coal for U.S. underground reserves excludes planned barrier pillars, but includes regular pillars from projected underground extractions. In place coal for Australian underground reserves is exclusive of all planned pillars. The difference is due to historic practice and software used by each country. The ROM factor represents the estimated ROM coal in relation to the coal in place with considerations of coal losses, dilutions and remaining pillars during mining processes. The yield is the ratio of estimated saleable product coal over ROM coal tons with mainly processing loss considered.

(9)	All coal reserves in Kentucky are leased to third parties.
Item 3.      Legal Proceedings.
See Note 25. “Commitments and Contingencies” to our consolidated financial statements for a description of our pending legal proceedings, which information is incorporated herein by reference.
Item 4.      Mine Safety Disclosures.
Our “Safety a Way of Life Management System” has been designed to set clear and consistent expectations for safety and health across our business. It aligns to the National Mining Association’s CORESafety® framework and encompasses three fundamental areas: leadership and organization, safety and health risk management and assurance. We also partner with other companies and certain governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protection for employees.
We continually monitor our safety performance and regulatory compliance. The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Annual Report on Form 10-K.
PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the New York Stock Exchange, under the symbol “BTU.” As of February 19, 2018 there were 934 holders of record of our Common Stock.

Peabody Energy Corporation	2017 Form 10-K	48

The table below sets forth the range of quarterly high and low sales prices (including intraday prices) for our Common Stock since emergence from the Chapter 11 Cases as reported on the New York Stock Exchange and the amount of cash dividends paid per share of our Common Stock during the calendar quarters indicated.

	Share Price		Dividends
	High	Low	Paid
2017
Second Quarter	$32.50	$22.58	$—
Third Quarter	30.95	24.37	—
Fourth Quarter	39.86	28.08	—
Dividend Policy
The payment of dividends is subject to certain limitations following the Effective Date, as set forth in our debt provisions. Such limitations on dividends are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On February 7, 2018, our Board of Directors declared a dividend of $0.115 per share of Common Stock, payable on March 5, 2018, to shareholders of record on February 19, 2018. Our Board of Directors will continue to evaluate the appropriate dividend rate on a quarterly basis and the declaration and payment of dividends in the future and the amount of those dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors that our Board of Directors may deem relevant to such evaluations.
Share Relinquishments
We routinely allow employees to relinquish Common Stock to pay estimated taxes upon the vesting of restricted stock units and the payout of performance units that are settled in Common Stock under our equity incentive plans. The value of Common Stock tendered by employees is determined based on the closing price of our Common Stock on the dates of the respective relinquishments.
Share Repurchase Programs
On August 1, 2017, we announced that our Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of our common stock and/or preferred stock (Repurchase Program). Repurchases may be made from time to time at the Company’s discretion. The specific timing, price and size of purchases will depend on the share price, general market and economic conditions and other considerations, including compliance with various debt agreements as they may be amended from time to time. The Repurchase Program does not have an expiration date and may be discontinued at any time. During the Successor period ended December 31, 2017, we repurchased approximately 1.5 million shares of our Common Stock for $40.0 million in connection with an underwritten secondary offering and made additional open-market purchases of approximately 4.3 million shares of our Common Stock for $135.7 million. Subsequent to December 31, 2017 and through February 19, 2018, we have purchased an additional 0.9 million shares of our Common Stock for $38.5 million. The purchases were made in compliance with our debt provisions that limit our ability to repurchase shares following the Effective Date. Limitations on share repurchases imposed by our debt instruments are discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
October 1 through October 31, 2017	1,313,405	$29.58	1,308,737	$392.1
November 1 through November 30, 2017	1,045,343	32.23	1,045,191	358.5
December 1 through December 31, 2017	958,588	35.60	955,799	324.5
Total	3,317,336	$32.16	3,309,727
(1) Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not a part of the Repurchase Program.

Peabody Energy Corporation	2017 Form 10-K	49

Mandatory Conversion of Preferred Shares
Each outstanding share of our Preferred Stock was subject to mandatory automatic conversion into a number of shares of Common Stock if the volume weighted average price of the Common Stock exceeded $32.50 for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period. On January 31, 2018, the requirements for such a mandatory conversion were met and the then outstanding 13.2 million shares of Preferred Stock were automatically converted into 24.8 million shares of Common Stock. As a result of this mandatory conversion, we expect to record a non-cash preferred dividend charge of approximately $103 million in the the first quarter of 2018.
Item 6.     Selected Financial Data.
This item presents selected financial and other data about us for the most recent five fiscal years.
The table that follows and the discussion of our results of operations in 2017, 2016 and 2015 in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes references to and analysis of Adjusted EBITDA which is a financial measure not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These financial measures are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Adjusted EBITDA is used by management as the primary metric to measure our segments’ operating performance. We also believe non-GAAP performance measures are used by investors to measure our operating performance and lenders to measure our ability to incur and service debt. Adjusted EBITDA is defined as income (loss) from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing each of our segments’ operating performance, as displayed in the reconciliation. A reconciliation of income (loss) from continuing operations, net of income taxes to Adjusted EBITDA is included on page 52 of this report. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
The selected financial data for all periods presented reflect the classification as discontinued operations of certain operations previously divested (by sale or otherwise).
We have derived the selected historical financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 from our audited financial statements, adjusted retrospectively for items subsequently classified as discontinued operations and the implementation of certain accounting literature. Also, all share and per share data have been retroactively restated to reflect the September 30, 2015 1-for-15 reverse stock split. The following table should be read in conjunction with the accompanying financial statements, including the related notes to those financial statements, and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Peabody Energy Corporation	2017 Form 10-K	50

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, Part I, Item 1A. “Risk Factors” of this report includes a discussion of risk factors that could impact our future results of operations.

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31,
			2016	2015	2014	2013
	(In millions, except per share data)
Results of Operations Data
Total revenues	$4,252.6	$1,326.2	$4,715.3	$5,609.2	$6,792.2	$7,013.7
Costs and expenses	3,565.5	1,128.1	4,992.2	7,074.0	6,927.3	7,338.5
Operating profit (loss)	687.1	198.1	(276.9)	(1,464.8)	(135.1)	(324.8)
Interest expense, net	135.0	30.2	322.4	525.5	412.8	409.5
Reorganization items, net	—	627.2	159.0	—	—	—
Income (loss) from continuing operations before income taxes	552.1	(459.3)	(758.3)	(1,990.3)	(547.9)	(734.3)
Income tax (benefit) provision	(161.0)	(263.8)	(94.5)	(207.1)	147.4	(197.0)
Income (loss) from continuing operations, net of income taxes	713.1	(195.5)	(663.8)	(1,783.2)	(695.3)	(537.3)
Loss from discontinued operations, net of income taxes	(19.8)	(16.2)	(57.6)	(175.0)	(28.2)	(226.6)
Net income (loss)	693.3	(211.7)	(721.4)	(1,958.2)	(723.5)	(763.9)
Less: Series A Convertible Preferred Stock Dividends	179.5	—	—	—	—	—
Less: Net income attributable to noncontrolling interests	15.2	4.8	7.9	7.1	9.7	12.3
Net income (loss) attributable to common stockholders	$498.6	$(216.5)	$(729.3)	$(1,965.3)	$(733.2)	$(776.2)

Basic EPS - Income (loss) from continuing operations	$3.85	$(10.93)	$(36.72)	$(98.65)	$(39.51)	$(30.91)
Diluted EPS - Income (loss) from continuing operations	$3.81	$(10.93)	$(36.72)	$(98.65)	$(39.51)	$(30.91)
Weighted average shares used in calculating basic EPS	101.1	18.3	18.3	18.1	17.9	17.8
Weighted average shares used in calculating diluted EPS	102.5	18.3	18.3	18.1	17.9	17.8
Dividends declared per share	$—	$—	$—	$0.075	$5.100	$5.100
Other Data
Tons produced	142.7	45.6	175.6	208.7	227.2	218.4
Tons sold	145.4	46.1	186.8	228.8	249.8	251.7
Net cash provided by (used in) continuing operations:
Operating activities	$816.0	$222.2	$(22.9)	$18.9	$441.0	$780.1
Investing activities	(93.4)	15.1	(244.1)	(290.0)	(314.5)	(514.2)
Financing activities	(745.4)	(47.7)	907.9	267.7	(168.1)	(321.5)
Adjusted EBITDA	1,145.3	341.3	532.0	432.4	806.3	1,049.9
Balance Sheet Data (at period end)
Total assets	$8,181.2	$8,266.9	$11,777.7	$10,946.9	$13,126.4	$14,069.5
Total long-term debt (including capital leases)	1,460.8	1,881.4	7,791.4	6,241.2	5,922.1	5,938.5
Total stockholders’ equity	3,655.8	3,131.9	181.5	751.7	2,529.0	3,696.6

Peabody Energy Corporation	2017 Form 10-K	51

Adjusted EBITDA is calculated as follows:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31,
			2016	2015	2014	2013
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$713.1	$(195.5)	$(663.8)	$(1,783.2)	$(695.3)	$(537.3)
Depreciation, depletion and amortization	521.6	119.9	465.4	572.2	655.7	740.3
Asset retirement obligation expenses	41.2	14.6	41.8	45.5	81.0	66.5
Selling and administrative expenses related to debt restructuring	—	—	21.5	—	—	—
Settlement charges related to the Patriot bankruptcy reorganization	—	—	—	—	—	30.6
Net mark-to-market adjustment on actuarially determined liabilities	(45.2)	—	—	—	—	—
Asset impairment	—	30.5	247.9	1,277.8	154.4	528.3
Change in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	(17.3)	(5.2)	(7.5)	3.9	58.0	6.3
Interest expense	119.7	32.9	298.6	465.4	426.6	408.3
Loss on early debt extinguishment	20.9	—	29.5	67.8	1.6	16.9
Interest income	(5.6)	(2.7)	(5.7)	(7.7)	(15.4)	(15.7)
Reorganization items, net	—	627.2	159.0	—	—	—
Gain on disposal of reclamation liability	(31.2)	—	—	—	—	—
Gain on disposal of Burton mine	(52.2)	—	—	—	—	—
Break fees related to terminated asset sales	(28.0)	—	—	—	—	—
Unrealized losses (gains) on economic hedges	23.0	(16.6)	39.8	(2.2)	(7.7)	2.7
Unrealized losses on non-coal trading derivative contracts	1.5	—	—	—	—	—
Coal inventory revaluation	67.3	—	—	—	—	—
Take-or-pay contract-based intangible recognition	(22.5)	—	—	—	—	—
Income tax (benefit) provision	(161.0)	(263.8)	(94.5)	(207.1)	147.4	(197.0)
Adjusted EBITDA	$1,145.3	$341.3	$532.0	$432.4	$806.3	$1,049.9
Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
In 2017, we produced and sold 188.3 million and 191.5 million tons of coal, respectively, from continuing operations.
The principal business of our mining segments in the U.S. is the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a portion sold into the seaborne markets as market conditions warrant. Our Powder River Basin Mining operations consist of our mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). Our Midwestern U.S. Mining operations include our Illinois and Indiana mining operations, which are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). Our Western U.S. Mining operations reflect the aggregation of the New Mexico, Arizona and Colorado mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes and coal with a mid-range sulfur content and Btu. Geologically, our Powder River Basin Mining operations mine sub-bituminous coal deposits, our Midwestern U.S. Mining operations mine bituminous coal deposits and our Western U.S. Mining operations mine both bituminous and sub-bituminous coal deposits.

Peabody Energy Corporation	2017 Form 10-K	52

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
Our Corporate and Other segment includes selling and administrative expenses, corporate hedging activities, certain mining and export/transportation joint ventures, restructuring charges and activities associated with the optimization of our coal reserve and real estate holdings, minimum charges on certain transportation-related contracts, the closure of inactive mining sites and certain energy-related commercial matters.
Impact of Emergence from the Chapter 11 of the United States Bankruptcy Code
Upon emergence, in accordance with Accounting Standards Codification (ASC) 852, we applied fresh start reporting to our consolidated financial statements as of April 1, 2017 and became a new entity for financial reporting purposes reflecting the Successor (as defined below) capital structure. As a new entity, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss). For additional details, refer to Note 1. “Summary of Significant Accounting Policies” and Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” to the consolidated financial statements.
In connection with our emergence from the Chapter 11 Cases and the adoption of fresh start reporting, the results of operations for 2017 separately present a Successor period (for the period April 2, 2017 through December 31, 2017) and a Predecessor period (for the period January 1, 2017 through April 1, 2017). The results of operations for the years ended 2016 and 2015 are presented as Predecessor periods. References to “Successor” are in reference to reporting dates on or after April 2, 2017; references to “Predecessor” are in reference to reporting dates through April 1, 2017, which include the impact of the Plan provisions and the application of fresh start reporting. Although the 2017 Successor period and the 2017 Predecessor period are distinct reporting periods, the effects of emergence and fresh start reporting did not have a material impact on the comparability of our results of operations between the periods, unless otherwise noted below. Accordingly, references to 2017 results of operations for year ended December 31, 2017 combine the two periods to enhance the comparability of such information to the prior year.
Results of Operations
Non-GAAP Financial Measures
The following discussion of our results of operations includes references to and analysis of Adjusted EBITDA, which is a financial measure not recognized in accordance with U.S. GAAP. Adjusted EBITDA is used by management as the primary metric to measure each of our segment’s operating performance. We believe non-GAAP performance measures are used by investors to measure our operating performance and lenders to measure our ability to incur and service debt.
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

Peabody Energy Corporation	2017 Form 10-K	53

A reconciliation of Adjusted EBITDA to its most comparable measure under U.S. GAAP is included on page 52 of this report.
Also included in the following discussion of our results of operations are references to Revenues per Ton, Operating Costs per Ton and Adjusted EBITDA Margin per Ton for each reporting segment which are all non-GAAP measures. Revenues per Ton and Adjusted EBITDA Margin per Ton are approximately equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Operating Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton.
In our discussion of liquidity and capital resources, we include references to free cash flow which is a non-GAAP measure defined as net cash provided by operating activities less net cash used in investing activities. A reconciliation of free cash flow to its most comparable measure under U.S. GAAP is included herein. Free cash flow is used by management as a measure of our financial performance and our ability to generate excess cash flow from our business operations. Free cash flow is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Summary
Demand for seaborne metallurgical coal for the year ended December 31, 2017 increased 11 million tonnes or 4% compared to 2016, driven by a 5% increase in worldwide steel production, according to data published by the World Steel Association (WSA). Growth in seaborne metallurgical coal imports was driven by increased steel production in China and India compared to 2016. Global metallurgical coal supply and demand fundamentals were tight as total Australian metallurgical exports declined more than 15 million tonnes year-over-year through December due to cyclone impacts, logistical constraints and industry-wide operational challenges.
Demand for seaborne thermal coal for the year ended December 31, 2017 increased approximately 25 million tonnes or 3% compared to the prior year period, supported by a 5% increase in Chinese thermal electricity generation, according to data published by China Electricity Council. Growth in thermal coal imports in the Pacific region, led by China, South Korea and countries comprising the Association of Southeast Asian Nations (ASEAN), more than offset declining Atlantic basin demand. Lower year-over-year exports from Australia, Indonesia and Colombia resulted in an increase in higher-cost U.S. thermal exports to meet demand.
In the U.S., electricity generation from coal decreased 3% during the year ended December 31, 2017 compared to 2016 according to the U.S. Energy Information Administration (EIA). U.S. electricity generation from coal was unfavorably affected during that period by mild weather and weaker total electricity generation, coal plant retirements, stronger hydro generation and continued gains by renewables in the electricity generation mix. Conversely, coal benefited from higher average natural gas prices, which increased 18% year-over-year to $3.02/mmBtu from $2.55/mmBtu in 2016. Coal’s relative share of the electricity generation mix in 2017 was roughly flat at 30% of the total, while the relative share of natural gas declined from 34% in 2016 to 32% in 2017.
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, and Newcastle index thermal coal, and prompt month pricing for Powder River Basin (PRB) 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the year ended December 31, 2017 is set forth in the table below. Pricing for our Western U.S. Mining segment is not included as there is no similar spot or prompt pricing data available.
In the U.S., the pricing included in the table below is not necessarily indicative of the pricing we realized during the year ended December 31, 2017 since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other coal producers may also impact our realized pricing.

Peabody Energy Corporation	2017 Form 10-K	54

The seaborne pricing included in the table below is also not necessarily indicative of the pricing we realized during the year ended December 31, 2017 due to price discounts based on coal qualities and properties.

	High	Low	Average	December 31, 2017
Premium HCC	$304.00	$139.50	$188.00	$262.25
Premium PCI coal	$185.00	$101.15	$119.10	$147.05
Newcastle index thermal coal	$101.20	$73.25	$88.15	$100.80
PRB 8,800 Btu/Lb coal	$12.60	$10.95	$11.75	$12.60
Illinois Basin 11,500 Btu/Lb coal	$36.75	$32.50	$34.35	$36.75
Net income from continuing operations, net of income taxes of $713.1 million for the Successor period April 2 through December 31, 2017 included revenues of $4,252.6 million, a tax benefit of $161.0 million and net gain on disposals of $84.0 million. These were offset by operating costs of $3,067.9 million, depreciation, depletion and amortization of $521.6 million, interest expense of $119.7 million and selling and administrative expenses of $105.4 million. Adjusted EBITDA for the Successor period April 2 through December 31, 2017 was $1,145.3 million.
For the Predecessor period January 1 through April 1, 2017, net loss from continuing operations, net of income taxes of $195.5 million included revenues of $1,326.2 million and a tax benefit of $263.8 million. These were offset by operating costs of $963.7 million, depreciation, depletion and amortization of $119.9 million, interest expense of $32.9 million and reorganization items, net of $627.2 million which included the impact of the Plan provisions and the application of fresh start reporting. Adjusted EBITDA for the Predecessor period January 1 through April 1, 2017 was $341.3 million.
Net loss from continuing operations, net of income taxes of $663.8 million for the Predecessor Company’s year ended December 31, 2016 included revenues of $4,715.3 million, which were offset by operating costs of $4,107.6 million, depreciation, depletion and amortization of $465.4 million, interest expense of $298.6 million, asset impairment charges of $247.9 million, reorganization items, net of $159.0 million and selling and administrative expenses of $153.4 million. The Adjusted EBITDA for the year ended December 31, 2016 was $532.0 million.
As of December 31, 2017, our available liquidity was approximately $1.2 billion. Refer to the “Liquidity and Capital Resources” section contained within this Item 7 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	2017			2016
	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	April 2 through December 31	January 1 through April 1	Year Ended		to Volumes
			December 31		Tons	%
	(Tons in millions)
Powder River Basin Mining	94.0	31.0	125.0	113.1	11.9	10.5%
Midwestern U.S. Mining	14.0	4.5	18.5	18.3	0.2	1.1%
Western U.S. Mining	11.3	3.4	14.7	13.7	1.0	7.3%
Australian Metallurgical Mining	9.5	2.2	11.7	13.4	(1.7)	(12.7)%
Australian Thermal Mining	14.6	4.6	19.2	21.3	(2.1)	(9.9)%
Total tons sold from mining segments	143.4	45.7	189.1	179.8	9.3	5.2%
Trading and Brokerage	2.0	0.4	2.4	7.0	(4.6)	(65.7)%
Total tons sold	145.4	46.1	191.5	186.8	4.7	2.5%

Peabody Energy Corporation	2017 Form 10-K	55

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	2017			2016
	Successor	Predecessor	Combined	Predecessor
	April 2 through December 31	January 1 through April 1	Year Ended		(Decrease) Increase
			December 31		$	%

Revenues per Ton - Mining Operations
Powder River Basin	$12.54	$12.70	$12.58	$13.02	$(0.44)	(3.4)%
Midwestern U.S.	42.45	42.96	42.58	43.39	(0.81)	(1.9)%
Western U.S.	38.75	44.68	40.10	38.30	1.80	4.7%
Australian Metallurgical	128.14	150.22	132.29	81.41	50.88	62.5%
Australian Thermal	52.84	48.65	51.83	38.79	13.04	33.6%
Operating Costs per Ton - Mining Operations (1)
Powder River Basin	$9.57	$9.75	$9.62	$9.66	$(0.04)	(0.4)%
Midwestern U.S.	33.53	31.84	33.13	31.49	1.64	5.2%
Western U.S.	27.16	29.76	27.75	30.90	(3.15)	(10.2)%
Australian Metallurgical	84.60	100.16	87.52	82.63	4.89	5.9%
Australian Thermal	31.87	32.27	31.97	28.56	3.41	11.9%
Adjusted EBITDA Margin per Ton - Mining Operations (1)
Powder River Basin	$2.97	$2.95	$2.96	$3.36	$(0.40)	(11.9)%
Midwestern U.S.	8.92	11.12	9.45	11.90	(2.45)	(20.6)%
Western U.S.	11.59	14.92	12.35	7.40	4.95	66.9%
Australian Metallurgical	43.54	50.06	44.77	(1.22)	45.99	3,769.7%
Australian Thermal	20.97	16.38	19.86	10.23	9.63	94.1%

(1)
Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; restructuring charges; asset impairment; coal inventory revaluation; take-or-pay contract-based intangible recognition; and certain other costs related to post-mining activities. Adjusted EBITDA margin per ton is approximately equivalent to segment Adjusted EBITDA divided by segment tons sold.

Revenues
The following table presents revenues by reporting segment:

	2017			2016
	Successor	Predecessor	Combined	Predecessor	Increase (Decrease)
	April 2 through December 31	January 1 through April 1	Year Ended		to Revenues
			December 31		$	%
	(Dollars in millions)
Powder River Basin Mining	$1,178.7	$394.3	$1,573.0	$1,473.3	$99.7	6.8%
Midwestern U.S. Mining	592.3	193.2	785.5	792.5	(7.0)	(0.9)%
Western U.S. Mining	440.7	149.7	590.4	526.0	64.4	12.2%
Australian Metallurgical Mining	1,221.0	328.9	1,549.9	1,090.4	459.5	42.1%
Australian Thermal Mining	772.5	224.8	997.3	824.9	172.4	20.9%
Trading and Brokerage	33.6	15.0	48.6	28.9	19.7	68.2%
Corporate and Other	13.8	20.3	34.1	(20.7)	54.8	264.7%
Total revenues	$4,252.6	$1,326.2	$5,578.8	$4,715.3	$863.5	18.3%

Peabody Energy Corporation	2017 Form 10-K	56

Powder River Basin Mining. The increase in Powder River Basin Mining segment revenues during the year ended December 31, 2017 compared to the prior year was due to demand-based volume increases of 11.9 million tons across the region as the result of increased natural gas pricing ($159.7 million) which drove a switch from natural gas to coal by customers. This increase was partially offset by lower realized coal pricing ($60.0 million).
Midwestern U.S. Mining. Revenues from our Midwestern U.S. Mining segment were adversely impacted during the year ended December 31, 2017 compared to the prior year by lower realized coal pricing ($8.6 million) which was slightly offset by favorable volume and mix variances ($1.6 million).
Western U.S. Mining. The increase in Western U.S. Mining segment revenues for the year ended December 31, 2017 compared to the prior year was predominately driven by favorable volume and mix variances ($46.8 million) and collection of liquidated damage settlements ($21.5 million).
Australian Metallurgical Mining. The increase in our Australian Metallurgical Mining segment revenues for the year ended December 31, 2017 compared to the prior year was primarily due to significantly improved realized coal pricing ($590.6 million) which was partially offset by an unfavorable volume and mix variance ($131.1 million). The volume decrease which reflected the cessation of mining activities at our Burton Mine during the fourth quarter of 2016, the impact of Cyclone Debbie and an extended longwall move at the Metropolitan Mine during the first half of 2017, was partially offset by increased productivity at the North Goonyella Mine during 2017.
Australian Thermal Mining. The increase in our Australian Thermal Mining segment revenues for the year ended December 31, 2017 compared to the prior year was primarily driven by significantly improved realized coal pricing ($240.0 million). The increase was partially offset by the unfavorable impact of changes in volume and mix ($67.6 million) which was attributable to lower sales volumes from our Wambo Mine as the result of temporary geological issues and an extended longwall move.
Trading and Brokerage. Revenues from our Trading and Brokerage segment increased for the year ended December 31, 2017 compared to the prior year due to increased prices.
Corporate and Other. The increase in Corporate and Other revenues for the year ended December 31, 2017 compared to the prior year was due to improved results on economic hedges ($33.4 million) and the receipt of break fees ($28.0 million) related to terminated asset sale agreements which are further described in Note 21. “Resource Management, Acquisitions and Other Commercial Events” of the accompanying consolidated financial statements.

Peabody Energy Corporation	2017 Form 10-K	57

Income (Loss) From Continuing Operations, Net of Income Taxes
The following table presents income (loss) from continuing operations, net of income taxes:

	2017			2016
	Successor	Predecessor	Combined	Predecessor
	April 2 through December 31	January 1 through April 1	Year Ended
			December 31
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$713.1	$(195.5)	$517.6	$(663.8)
Depreciation, depletion and amortization	(521.6)	(119.9)	(641.5)	(465.4)
Asset retirement obligation expenses	(41.2)	(14.6)	(55.8)	(41.8)
Selling and administrative expenses related to debt restructuring	—	—	—	(21.5)
Net mark-to-market adjustment on actuarially determined liabilities	45.2	—	45.2	—
Asset impairment	—	(30.5)	(30.5)	(247.9)
Changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	17.3	5.2	22.5	7.5
Interest expense	(119.7)	(32.9)	(152.6)	(298.6)
Loss on early debt extinguishment	(20.9)	—	(20.9)	(29.5)
Interest income	5.6	2.7	8.3	5.7
Reorganization items, net	—	(627.2)	(627.2)	(159.0)
Gain on disposal of reclamation liability	31.2	—	31.2	—
Gain on disposal of Burton Mine	52.2	—	52.2	—
Break fees related to terminated asset sales	28.0	—	28.0	—
Unrealized (losses) gains on economic hedges	(23.0)	16.6	(6.4)	(39.8)
Unrealized losses on non-coal trading derivative contracts	(1.5)	—	(1.5)	—
Coal inventory revaluation	(67.3)	—	(67.3)	—
Take-or-pay contract-based intangible recognition	22.5	—	22.5	—
Income tax benefit	161.0	263.8	424.8	94.5
Adjusted EBITDA	$1,145.3	$341.3	$1,486.6	$532.0
Results from continuing operations, net of income taxes for the Successor period ended December 31, 2017 included Adjusted EBITDA of $1,145.3 million and income tax benefit of $161.0 million, which were partially offset by depreciation, depletion and amortization and interest expense.
Results from continuing operations, net of income taxes for the Predecessor period January 1 through April 1, 2017 were impacted by reorganization items, net, depreciation, depletion and amortization and interest expense. These results were partially offset by Adjusted EBITDA of $341.3 million and income tax benefit of $263.8 million.
During the year ended December 31, 2016, the Predecessor Company’s results from continuing operations, net of income taxes included Adjusted EBITDA of $532.0 million, which was offset by depreciation, depletion and amortization, interest expense, asset impairment charges and reorganization items, net.

Peabody Energy Corporation	2017 Form 10-K	58

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments:

	2017			2016
	Successor	Predecessor	Combined	Predecessor	(Decrease) Increase to
	April 2 through December 31	January 1 through April 1	Year Ended		Adjusted EBITDA
			December 31		$	%
	(Dollars in millions)
Powder River Basin Mining	$278.8	$91.7	$370.5	$379.9	$(9.4)	(2.5)%
Midwestern U.S. Mining	124.4	50.0	174.4	217.3	(42.9)	(19.7)%
Western U.S. Mining	131.8	50.0	181.8	101.6	80.2	78.9%
Australian Metallurgical Mining	414.9	109.6	524.5	(16.3)	540.8	3,317.8%
Australian Thermal Mining	306.6	75.6	382.2	217.6	164.6	75.6%
Trading and Brokerage	(6.9)	8.8	1.9	(32.4)	34.3	105.9%
Corporate and Other	(104.3)	(44.4)	(148.7)	(335.7)	187.0	55.7%
Adjusted EBITDA	$1,145.3	$341.3	$1,486.6	$532.0	$954.6	179.4%
Powder River Basin Mining. The decrease in Powder River Basin Mining segment Adjusted EBITDA during the year ended December 31, 2017 compared to the prior year was due to lower realized coal pricing, net of sales-related costs ($64.9 million), increased pricing for fuel and explosives ($13.9 million) and higher materials, services and repairs costs ($13.0 million). This was partially offset by improved volumes driven by increased natural gas pricing ($44.3 million), reduced expenses for leases due to early lease buyouts ($21.9 million) and favorable labor spending ($8.3 million).
Midwestern U.S. Mining. The decrease in Midwestern U.S. Mining segment Adjusted EBITDA for the year ended December 31, 2017 compared to the prior year was due to higher materials, services and repairs costs ($19.2 million), lower realized coal pricing, net of sales-related costs ($11.4 million), increased pricing for fuel and explosives ($10.9 million) and higher labor spending ($9.0 million), partially offset by improved volumes primarily at our Gateway North Mine ($11.6 million).
Western U.S. Mining. The increase in Western U.S. Mining segment Adjusted EBITDA during the year ended December 31, 2017 compared to the prior year was driven by improved sales volumes from higher margin operations ($42.0 million), liquidated damage settlements collected during 2017 ($21.5 million), the favorable impact of mine sequencing at our Kayenta Mine ($10.7 million) and decreased spending for materials, services and repairs costs ($10.3 million)
Australian Metallurgical Mining. The improvement in Australian Metallurgical Mining segment Adjusted EBITDA during the year ended December 31, 2017 compared to the prior year reflected improved realized coal pricing, net of sales-related costs ($544.4 million), improved production volumes at our North Goonyella Mine ($87.6 million) primarily due to longwall moves in the prior year and lower contractor and rail costs due to the cessation of mining activities at our Burton Mine during the fourth quarter of 2016 ($10.6 million). The increases were offset by lower production at our Metropolitan Mine due to an extended longwall move in the first half of 2017 ($40.4 million), higher fuel pricing and cost escalations ($32.6 million), unfavorable foreign exchange rate movements ($16.0 million) and increased demurrage costs ($9.1 million) due to the impact of Cyclone Debbie, logistical constraints and scheduled port maintenance.
Australian Thermal Mining. The increase in Australian Thermal Mining segment Adjusted EBITDA during the year ended December 31, 2017 compared to the prior year reflected improved realized coal pricing, net of sales-related costs ($221.2 million), offset by lower sales volumes primarily at our Wambo Mine as the result of temporary geological issues and an extended longwall move ($27.2 million) and higher fuel pricing and other cost escalations ($17.6 million).
Trading and Brokerage. The increase in Trading and Brokerage segment Adjusted EBITDA during the year ended December 31, 2017 compared to the prior year reflected normalization of business and overall market opportunities during 2017.

Peabody Energy Corporation	2017 Form 10-K	59

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	2017			2016
	Successor	Predecessor	Combined	Predecessor	(Decrease) Increase
	April 2 through December 31	January 1 through April 1	Year Ended		to Income
			December 31		$	%
	(Dollars in millions)
Resource management activities (1)	$2.5	$2.9	$5.4	$19.0	$(13.6)	(71.6)%
Selling and administrative expenses (excluding debt restructuring)	(105.4)	(37.2)	(142.6)	(131.9)	(10.7)	(8.1)%
Restructuring charges	(7.6)	—	(7.6)	(15.5)	7.9	51.0%
Corporate hedging	3.2	(27.6)	(24.4)	(241.0)	216.6	89.9%
UMWA voluntary employee beneficiary association settlement	—	—	—	68.1	(68.1)	(100.0)%
Gain on sale of interest in Dominion Terminal Associates	—	19.7	19.7	—	19.7	n.m.
Other items, net (2)	3.0	(2.2)	0.8	(34.4)	35.2	102.3%
Corporate and Other Adjusted EBITDA	$(104.3)	$(44.4)	$(148.7)	$(335.7)	$187.0	55.7%

(1)	Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.

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

The increase associated with corporate hedging results, which includes foreign currency and commodity hedging, was due to a decrease in realized losses during the year ended December 31, 2017 as compared to the same period in the prior year due to changes in our hedging activity and elimination of amounts previously deferred in “Accumulated other comprehensive income (loss)” resulting from the application of fresh start reporting. The increase associated with “Other items, net” was primarily attributable to improved Middlemount results driven by higher pricing as compared to the prior year. During the first quarter of 2017, a $19.7 million gain was recorded in connection with the sale of our interest in Dominion Terminal Associates. The reduction in restructuring charges for the year ended December 31, 2017 was driven by workforce reductions made during 2016 at multiple mines in our Powder River Basin Mining and Midwestern U.S. Mining segments, partially offset by a provision recorded during 2017 for the expected closure of the Millennium Mine in the second half of 2019. During 2016, a gain of $68.1 million was recognized for the voluntary employee beneficiary association (VEBA) settlement with the United Mine Workers of America (UMWA) as further described in Note 4. “Discontinued Operations” of the accompanying consolidated financial statements. Resource management results decreased during the year ended December 31, 2017 as compared to the prior year due to higher gains from the disposal of surplus lands during 2016. The increase in selling and administrative expenses was driven by charges for shared-based compensation expense.
Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	2017		2016
	Successor	Predecessor	Predecessor
	April 2 through December 31	January 1 through April 1	Year Ended
			December 31
	(Dollars in millions)
Powder River Basin Mining	$(156.6)	$(32.0)	$(123.4)
Midwestern U.S. Mining	(105.2)	(13.3)	(56.2)
Western U.S. Mining	(87.8)	(23.6)	(45.2)
Australian Metallurgical Mining	(100.2)	(20.6)	(118.7)
Australian Thermal Mining	(62.3)	(24.0)	(102.5)
Trading and Brokerage	(0.2)	—	(0.2)
Corporate and Other	(9.3)	(6.4)	(19.2)
Total	$(521.6)	$(119.9)	$(465.4)

Peabody Energy Corporation	2017 Form 10-K	60

Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	2017		2016
	Successor	Predecessor	Predecessor
	April 2 through December 31	January 1 through April 1	Year Ended December 31
Powder River Basin Mining	$0.82	$0.69	$0.71
Midwestern U.S. Mining	0.79	0.61	0.53
Western U.S. Mining	1.06	4.30	0.92
Australian Metallurgical Mining	0.72	4.72	4.36
Australian Thermal Mining	0.59	2.62	2.53
Depreciation, depletion and amortization expense for the Successor period ended December 31, 2017 included depreciation expense ($203.3 million), depletion expense ($132.0 million), amortization of the fair value of certain U.S. coal supply agreements ($121.3 million) and amortization associated with our asset retirement obligation assets ($40.3 million).
Depreciation, depletion and amortization expense for the Predecessor period January 1 through April 1, 2017 reflected additional expense at some of our mines due to changes in the estimated life of mine and at Corporate and Other for leasehold improvements that were vacated in 2017. The additional expense was offset by a decrease at our Metropolitan Mine as the assets were classified as held for sale during the period and depreciation, depletion and amortization was therefore not recorded. The share sale and purchase agreement related to our Metropolitan Mine was terminated in April 2017, as discussed in Note 21. “Resource Management, Acquisitions and Other Commercial Events” to the accompanying consolidated financial statements. Depreciation, depletion and amortization expense for the year ended December 31, 2016 was impacted by a reduction in the asset bases at several of our mines due to impairment charges that had been recognized during 2015.
Asset Retirement Obligation Expenses. Included in the asset retirement obligation expenses recorded during the Successor period ended December 31, 2017 were unfavorable closed mine true-ups and increased ongoing reclamation adjustments related to rate increases at various locations. During the Predecessor year ended December 31, 2016, credits were recorded for ongoing reclamation due to accelerated work which lowered the overall expense.
Selling and Administrative Expenses Related to Debt Restructuring. The general and administrative expenses related to debt restructuring recorded during the year ended December 31, 2016 related to legal and other expenditures made in connection with debt restructuring initiatives prior to the Debtors’ filing of the Bankruptcy Petitions.
Net Mark-to-Market Adjustment on Actuarially Determined Liabilities. In connection with fresh start reporting, an accounting policy election was made to record amounts attributable to prior service cost and actuarial valuation changes for our pension and postretirement plans in earnings rather than accumulated other comprehensive income. During the Successor period ended December 31, 2017 a gain was recorded that was driven by actuarial gains on pension assets ($46.7 million), changes to demographic assumptions, including terminations, retirement and morbidity rates, for our postretirement plans ($34.9 million) and mortality rates for both the pension and postretirement plans ($32.7 million). These gains were offset by decreases to the discount rates for all plans ($71.1 million).
Asset Impairment. We recognized $30.5 million and $247.9 million in aggregate asset impairment charges during the Predecessor period of January 1 through April 1, 2017 and the year ended December 31, 2016, respectively. Refer to Note 3. “Asset Impairment” to the accompanying consolidated financial statements for further information regarding the nature and composition of those charges, which information is incorporated herein by reference.
Interest Expense. Interest expense for the Successor period ended December 31, 2017 primarily related to the 6.000% Senior Secured Notes due March 2022, the 6.375% Senior Secured Notes due March 2025 and the Senior Secured Term Loan due 2022 (Senior Secured Term Loan). For additional details on debt, refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” and Note 13. “Current and Long-term Debt” to the accompanying consolidated financial statements.
Interest expense for the Predecessor period January 1 through April 1, 2017 and the year ended December 31, 2016, was impacted by our filing of the Bankruptcy Petitions, which resulted in only accruing adequate protection payments subsequent to the Petition Date to certain secured lenders and other parties in accordance with Section 502(b)(2) of the Bankruptcy Code.

Peabody Energy Corporation	2017 Form 10-K	61

Loss on Early Debt Extinguishment. The loss on early debt extinguishment recorded during the Successor period ended December 31, 2017 related to the voluntary prepayments and amendment of the Senior Secured Term Loan as described in Note 13. “Current and Long-term Debt” to the accompanying consolidated financial statements. The loss on early debt extinguishment recorded during the Predecessor year ended December 31, 2016 was related to the repayment of our Debtor-In-Possession (DIP) Term Loan Facility.
Reorganization Items, Net. The reorganization items recorded during the Predecessor period January 1 through April 1, 2017 reflected the impact of the Plan provisions and the application of fresh start reporting. Expense recorded during the year ended December 31, 2016 related to expenses recorded in connection with our Chapter 11 Cases. Refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” to the accompanying consolidated financial statements for further information regarding our reorganization items.
Gain on Disposal of Reclamation Liability. During the Successor period ended December 31, 2017, we recorded a gain of $31.2 million on the extinguishment of a guarantee liability for reclamation and bonding commitments which is further described in Note 21. “Resource Management, Acquisitions and Other Commercial Events” of the accompanying consolidated financial statements.
Gain on Disposal of Burton Mine. During the Successor period ended December 31, 2017, we recorded a gain of $52.2 million on the sale of our majority of the Burton Mine and related infrastructure which is further described in Note 21. “Resource Management, Acquisitions and Other Commercial Events” of the accompanying consolidated financial statements.
Break Fees Related to Terminated Asset Sales. During the Successor period ended December 31, 2017 we received break fees of $28.0 million related to terminated asset sale agreements which are further described in Note 21. “Resource Management, Acquisitions and Other Commercial Events” of the accompanying consolidated financial statements.
Unrealized (Losses) Gains on Economic Hedges. Unrealized (losses) gains primarily related to mark-to-market activity from financial contract trading activities.
Coal Inventory Revaluation. As a part of the fresh start reporting adjustments, the book value of coal inventories was increased to reflect the estimated fair value, less costs to sell the inventories. During the Successor period ended December 31, 2017, this adjustment was fully amortized as the inventory was sold. For additional details, refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” to the accompanying consolidated financial statements.
Take-or-Pay Contract-Based Intangible Recognition. Included in the fresh start reporting adjustments were contract-based intangible liabilities for port and rail take-or-pay contracts. During the Successor period ended December 31, 2017 we ratably recognized these contract-based intangible liabilities. For additional details, refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” to the accompanying consolidated financial statements.
Income Tax Benefit. The income tax benefit recorded for the Successor period ended December 31, 2017 reflected the estimated benefit for the newly enacted tax legislation primarily related to alternative minimum tax credits and expected refunds for U.S. net operating loss carrybacks.
The income tax benefit recorded for the Predecessor period January 1 through April 1, 2017, was primarily comprised of benefits related to Predecessor deferred tax liabilities ($177.8 million), accumulated other comprehensive income ($81.5 million) and unrecognized tax benefits ($6.7 million). Refer to Note 11. “Income Taxes” in the accompanying consolidated financial statements for additional information.

Peabody Energy Corporation	2017 Form 10-K	62

Net Income (Loss) Attributable to Common Stockholders
The following table presents net income (loss) attributable to common stockholders:

	2017		2016
	Successor	Predecessor	Predecessor
	April 2 through December 31	January 1 through April 1	Year Ended
			December 31
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$713.1	$(195.5)	$(663.8)
Loss from discontinued operations, net of income taxes	(19.8)	(16.2)	(57.6)
Net income (loss)	693.3	(211.7)	(721.4)
Less: Series A Convertible Preferred Stock dividends	179.5	—	—
Less: Net income attributable to noncontrolling interests	15.2	4.8	7.9
Net income (loss) attributable to common stockholders	$498.6	$(216.5)	$(729.3)
Loss from Discontinued Operations, Net of Income Taxes. The loss from discontinued operations for the Predecessor period of January 1 through April 1, 2017 primarily consisted of fresh start tax adjustments ($12.1 million) as discussed in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” to the accompanying consolidated financial statements. The loss from discontinued operations for the Predecessor year ended December 31, 2016 included a charge of $54.3 million associated with the UMWA 1974 Pension Plan which is further described in Note 4. “Discontinued Operations” to the accompanying consolidated financial statements.
Series A Convertible Preferred Stock Dividends. The Series A Convertible Preferred Stock dividends for the Successor period ended December 31, 2017 were comprised of the deemed dividends ($160.7 million) granted for the preferred stock shares that were converted during the period and the semi-annual payable in-kind preferred dividends ($18.8 million).
Diluted EPS
The following table presents diluted EPS:

	2017		2016
	Successor	Predecessor	Predecessor
	April 2 through December 31	January 1 through April 1	Year Ended
			December 31
Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$3.81	$(10.93)	$(36.72)
Loss from discontinued operations	(0.14)	(0.88)	(3.15)
Net income (loss)	$3.67	$(11.81)	$(39.87)
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS for the Successor Company reflects weighted average diluted common shares outstanding of 102.5 million for the period April 2 through December 31, 2017. Diluted EPS for the Predecessor periods January 1 through April 1, 2017 and the year ended December 31, 2016 reflect weighted average diluted common shares outstanding of 18.3 million, respectively.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Summary
Demand for seaborne metallurgical coal for the year ended December 31, 2016 increased compared to 2015, driven by stronger demand in China following policy measures reducing domestic coal production and on stronger China steel production. Worldwide steel production increased by 0.8% in 2016, according to data published by the WSA, with China’s crude steel production up 1.2% compared to 2015. International seaborne metallurgical and thermal coal prices increased sharply in the second half of 2016, reaching multi-year highs driven by tightening coal supply and improved coal import demand from China.

Peabody Energy Corporation	2017 Form 10-K	63

Spot pricing for Premium HCC, Premium PCI coal, and Newcastle index thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the year ended December 31, 2016 is set forth in the table below. Pricing for our Western U.S. Mining segment is not included as there is no similar spot or prompt pricing data available. In the U.S., the pricing included in the table below is not necessarily indicative of the pricing we realized during the year ended December 31, 2016 since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other coal producers may also impact our realized pricing.
The pricing included in the table below is also not necessarily indicative of the pricing we realized during the year ended December 31, 2016 due to price discounts based on coal qualities and properties.

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
To mitigate the impact of lower coal pricing, we continued to drive operational efficiencies, optimize production across our mining platform and control expenses at all operational and administrative levels of the organization, which contributed to year-over-year decreases in our operating costs and expenses ($900.1 million) and selling and administrative expenses ($23.0 million). Also included in operating results for the year ended December 31, 2016 were aggregate restructuring charges of $15.5 million, recognized in connection with certain actions initiated to reduce headcount and costs across our operating segments and administrative functions, which were expected to better align our workforce with our near-term outlook and improve our cost position moving forward.
Loss from continuing operations, net of income taxes was $663.8 million for the year ended December 31, 2016, a decrease of $1,119.4 million compared to the loss from continuing operations, net of income taxes of $1,783.2 million in the prior year. Overall, Adjusted EBITDA of $532.0 million for the year ended December 31, 2016 reflected a year-over-year increase of $99.6 million. In addition to higher Adjusted EBITDA, the results were favorably impacted by lower asset impairment charges and decreased interest expense. These factors were partially offset by reorganization items recorded in connection with our Chapter 11 Cases.

Peabody Energy Corporation	2017 Form 10-K	64

Tons Sold
The following table presents tons sold by operating segment:

	Predecessor
	Year Ended December 31		(Decrease) Increase to Tons Sold
	2016	2015	Tons	%
	(Tons in millions)
Powder River Basin Mining	113.1	138.8	(25.7)	(18.5)%
Midwestern U.S. Mining	18.3	21.2	(2.9)	(13.7)%
Western U.S. Mining	13.7	17.9	(4.2)	(23.5)%
Australian Metallurgical Mining	13.4	15.7	(2.3)	(14.6)%
Australian Thermal Mining	21.3	20.1	1.2	6.0%
Total tons sold from mining segments	179.8	213.7	(33.9)	(15.9)%
Trading and Brokerage	7.0	15.1	(8.1)	(53.6)%
Total tons sold	186.8	228.8	(42.0)	(18.4)%
Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Predecessor
	Year Ended December 31		(Decrease) Increase
	2016	2015	$	%

Revenues per Ton - Mining Operations
Powder River Basin	$13.02	$13.45	$(0.43)	(3.2)%
Midwestern U.S.	43.39	46.18	(2.79)	(6.0)%
Western U.S.	38.30	38.09	0.21	0.6%
Australian Metallurgical	81.41	75.04	6.37	8.5%
Australian Thermal	38.79	41.00	(2.21)	(5.4)%
Operating Costs per Ton - Mining Operations (1)
Powder River Basin	$9.66	$9.97	$(0.31)	(3.1)%
Midwestern U.S.	31.49	33.49	(2.00)	(6.0)%
Western U.S.	30.90	27.78	3.12	11.2%
Australian Metallurgical	82.63	76.20	6.43	8.4%
Australian Thermal	28.56	31.36	(2.80)	(8.9)%
Adjusted EBITDA Margin per Ton - Mining Operations (1)
Powder River Basin	$3.36	$3.48	$(0.12)	(3.4)%
Midwestern U.S.	11.90	12.69	(0.79)	(6.2)%
Western U.S.	7.40	10.31	(2.91)	(28.2)%
Australian Metallurgical	(1.22)	(1.16)	(0.06)	(5.2)%
Australian Thermal	10.23	9.64	0.59	6.1%

(1)
Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; restructuring charges; asset impairment; and certain other costs related to post-mining activities. Adjusted EBITDA margin per ton is approximately equivalent to segment Adjusted EBITDA divided by segment tons sold.

Peabody Energy Corporation	2017 Form 10-K	65

Revenues
The following table presents revenues by reporting segment:

	Predecessor
	Year Ended December 31		(Decrease) Increase to Revenues
	2016	2015	$	%
	(Dollars in millions)
Powder River Basin Mining	$1,473.3	$1,865.9	$(392.6)	(21.0)%
Midwestern U.S. Mining	792.5	981.2	(188.7)	(19.2)%
Western U.S. Mining	526.0	682.3	(156.3)	(22.9)%
Australian Metallurgical Mining	1,090.4	1,181.9	(91.5)	(7.7)%
Australian Thermal Mining	824.9	823.5	1.4	0.2%
Trading and Brokerage	28.9	40.6	(11.7)	(28.8)%
Corporate and Other	(20.7)	33.8	(54.5)	(161.2)%
Total revenues	$4,715.3	$5,609.2	$(893.9)	(15.9)%
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
Midwestern U.S. Mining. Revenues from our Midwestern U.S. Mining segment decreased for the year ended December 31, 2016 compared to the prior year due to lower volume ($146.7 million) driven by the impacts on customer demand of lower natural gas prices. Revenues for the segment were also impacted by lower realized coal prices ($42.0 million) that resulted from the repricing of certain long-term supply contracts.
Western U.S. Mining. The decrease in our Western U.S. Mining segment revenues for the year ended December 31, 2016 compared to the prior year was primarily driven by an unfavorable volume and mix variance ($146.4 million). The volume decrease reflected lower sales volumes at our Twentymile Mine due to lower production resulting from longwall moves (including an extended move to a new seam) and geological issues. The volume decrease was also driven by litigation with Arizona Public Service Company and PacifiCorp.
Australian Metallurgical Mining. The decrease in our Australian Metallurgical Mining segment revenues for the year ended December 31, 2016 compared to the prior year was driven by unfavorable volume and mix variances ($186.9 million), partially offset by higher realized coal prices ($95.4 million). The volume decrease reflected lower sales volumes from Queensland mines due to weather impacts and lower production at our North Goonyella Mine resulting from a longwall move and a significant geological event which resulted in the cessation of the current longwall top coal caving system.
Australian Thermal Mining. The slight increase in our Australian Thermal Mining segment revenues for the year ended December 31, 2016 compared to the prior year was primarily driven by higher volumes ($47.6 million) offset by lower realized coal prices ($46.2 million). The increase in tons sold was primarily driven by increased production at our Wilpinjong Mine as the result of receiving temporary approval during 2016 to ship tons in excess of its government mandated limit.
Trading and Brokerage. The decline in Trading and Brokerage segment revenues for the year ended December 31, 2016 compared to the prior year reflected lower physical volumes shipped due to the impact of depressed coal pricing.
Corporate and Other. The decrease in Corporate and Other revenues for the year ended December 31, 2016 compared to the prior year was due to unfavorable results on economic hedges ($42.0 million).

Peabody Energy Corporation	2017 Form 10-K	66

Loss From Continuing Operations, Net of Income Taxes
The following table presents loss from continuing operations, net of income taxes:

	Predecessor
	Year Ended December 31		Increase (Decrease) to Income
	2016	2015	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(663.8)	$(1,783.2)	$1,119.4	62.8%
Depreciation, depletion and amortization	(465.4)	(572.2)	106.8	18.7%
Asset retirement obligation expenses	(41.8)	(45.5)	3.7	8.1%
Selling and administrative expenses related to debt restructuring	(21.5)	—	(21.5)	n.m.
Asset impairment	(247.9)	(1,277.8)	1,029.9	80.6%
Changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	7.5	(3.9)	11.4	292.3%
Interest expense	(298.6)	(465.4)	166.8	35.8%
Loss on early debt extinguishment	(29.5)	(67.8)	38.3	56.5%
Interest income	5.7	7.7	(2.0)	(26.0)%
Unrealized (losses) gains on economic hedges	(39.8)	2.2	(42.0)	(1,909.1)%
Reorganization items, net	(159.0)	—	(159.0)	n.m.
Income tax benefit	94.5	207.1	(112.6)	(54.4)%
Adjusted EBITDA	$532.0	$432.4	$99.6	23.0%
Results from continuing operations, net of income taxes for the year ended December 31, 2016 increased compared to the prior year primarily due to asset impairment charges recorded during the year ended December 31, 2015, improved Adjusted EBITDA, decreased interest expense and decreased depreciation, depletion and amortization expenses. Those factors were partially offset by reorganization items, net and decreased income tax benefit recorded during the year ended December 31, 2016.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments:

	Predecessor
	Year Ended December 31		(Decrease) Increase to Adjusted EBITDA
	2016	2015	$	%
	(Dollars in millions)
Powder River Basin Mining	$379.9	$482.9	$(103.0)	(21.3)%
Midwestern U.S. Mining	217.3	269.7	(52.4)	(19.4)%
Western U.S. Mining	101.6	184.6	(83.0)	(45.0)%
Australian Metallurgical Mining	(16.3)	(18.2)	1.9	10.4%
Australian Thermal Mining	217.6	193.6	24.0	12.4%
Trading and Brokerage	(32.4)	24.8	(57.2)	(230.6)%
Corporate and Other	(335.7)	(705.0)	369.3	52.4%
Adjusted EBITDA	$532.0	$432.4	$99.6	23.0%
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

Peabody Energy Corporation	2017 Form 10-K	67

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
Western U.S. Mining. The decrease in Western U.S. Mining segment Adjusted EBITDA during the year ended December 31, 2016 compared to the prior year was driven by longwall move costs at our Twentymile Mine ($38.5 million), a decline in volume driven by the contract litigation with Arizona Public Service Company and PacifiCorp ($33.0 million) and the unfavorable impact of mine sequencing, primarily at our El Segundo Mine ($12.2 million).
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
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Predecessor
	Year Ended December 31		(Decrease) Increase to Income
	2016	2015	$	%
	(Dollars in millions)
Resource management activities (1)	$19.0	$32.2	$(13.2)	(41.0)%
Selling and administrative expenses (excluding debt restructuring)	(131.9)	(176.4)	44.5	25.2%
Restructuring charges	(15.5)	(23.5)	8.0	34.0%
Corporate hedging	(241.0)	(436.8)	195.8	44.8%
UMWA VEBA Settlement	68.1	—	68.1	n.m.
Other items, net (2)	(34.4)	(100.5)	66.1	65.8%
Corporate and Other Adjusted EBITDA	$(335.7)	$(705.0)	$369.3	52.4%

(1)	Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.

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

The increase associated with corporate hedging results, which includes foreign currency and commodity hedging, was due to lower hedge realizations. During the year ended December 31, 2016, a gain of $68.1 million was recognized for the VEBA settlement with the UMWA as further described in Note 4. “Discontinued Operations” of our consolidated financial statements. The significant reduction in selling and administrative expenses during the year ended December 31, 2016 compared to the prior year largely reflected the impact of our ongoing cost containment initiatives, including past restructuring activities. The increase associated with “Other items, net” is primarily attributable to lower charges on certain transportation-related contracts as compared to prior year and improved Middlemount results driven by favorable pricing in the fourth quarter of 2016. Restructuring charges decreased during the year ended December 31, 2016 compared to the prior year due to the larger staffing reductions at corporate and regional offices during the first half of 2015. Resource management results decreased during the year ended December 31, 2016 compared to the prior year due to increased gains from the disposal of non-core assets, primarily from surplus lands in the Midwestern U.S. during 2015.

Peabody Energy Corporation	2017 Form 10-K	68

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Predecessor
	Year Ended December 31		Increase
			to Income
	2016	2015	$	%
	(Dollars in millions)
Powder River Basin Mining	$(123.4)	$(138.5)	$15.1	10.9%
Midwestern U.S. Mining	(56.2)	(69.0)	12.8	18.6%
Western U.S. Mining	(45.2)	(55.3)	10.1	18.3%
Australian Metallurgical Mining	(118.7)	(178.9)	60.2	33.7%
Australian Thermal Mining	(102.5)	(108.0)	5.5	5.1%
Trading and Brokerage	(0.2)	(0.6)	0.4	66.7%
Corporate and Other	(19.2)	(21.9)	2.7	12.3%
Total	$(465.4)	$(572.2)	$106.8	18.7%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Predecessor
	Year Ended December 31
	2016	2015
Powder River Basin Mining	$0.71	$0.69
Midwestern U.S. Mining	0.53	0.45
Western U.S. Mining	0.92	0.93
Australian Metallurgical Mining	4.36	5.27
Australian Thermal Mining	2.53	2.51
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
Selling and Administrative Expenses Related to Debt Restructuring. The general and administrative expenses related to debt restructuring recorded during the year ended December 31, 2016 related primarily to legal and other professional fees incurred in connection with debt restructuring initiatives prior to the Debtors’ filing of the Bankruptcy Petitions.
Asset Impairment. We recognized $247.9 million and $1,277.8 million in aggregate asset impairment charges during the years ended December 31, 2016 and 2015, respectively. Refer to Note 3. “Asset Impairment” to the accompanying consolidated financial statements for further information regarding the nature and composition of those charges, which information is incorporated herein by reference.
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
Reorganization Items, Net. The reorganization items recorded during the year ended December 31, 2016 related to expenses in connection with our Chapter 11 Cases. Refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” to the accompanying consolidated financial statements for further information regarding our reorganization items.

Peabody Energy Corporation	2017 Form 10-K	69

Income Tax Benefit. The year-over-year unfavorable effect of income taxes was driven by higher benefits recorded in 2015 as compared to 2016 for the tax allocation to continuing operations related to the tax effects of items credited directly to “Accumulated other comprehensive income (loss)”, the release of reserves related to uncertain tax positions and the election to carry back specified liability losses ten years. These unfavorable factors were partially offset by lower expense in Australia due to reduced before-tax earnings in 2016 as compared to 2015. Refer to Note 11. “Income Taxes” to the accompanying consolidated financial statements for additional information.
Net Loss Attributable to Common Stockholders
The following table presents net loss attributable to common stockholders:

	Predecessor
	Year Ended December 31		Increase (Decrease) to Income
	2016	2015	$	%
	(Dollars in millions)
Loss from continuing operations, net of income taxes	$(663.8)	$(1,783.2)	$1,119.4	62.8%
Loss from discontinued operations, net of income taxes	(57.6)	(175.0)	117.4	67.1%
Net loss	(721.4)	(1,958.2)	1,236.8	63.2%
Net income attributable to noncontrolling interests	7.9	7.1	(0.8)	(11.3)%
Net loss attributable to common stockholders	$(729.3)	$(1,965.3)	$1,236.0	62.9%
Net results attributable to common stockholders increased during the year ended December 31, 2016 compared to the prior year largely due to the favorable change in results from continuing operations, net of income taxes, as discussed above, and the favorable impact of changes in results from discontinued operations.
Loss from Discontinued Operations, Net of Income Taxes. The improved results from discontinued operations for the year ended December 31, 2016 compared to the prior year was driven primarily by Patriot bankruptcy related charges associated with black lung liabilities and the UMWA Combined Benefit Fund totaling $132.5 million recognized during 2015. Results for the year ended December 31, 2015 also reflected a $34.7 million charge related to credit support that we provided to Patriot and a charge of $9.7 million associated with the Queensland Bulk Handling Pty Ltd. litigation. These costs were partially offset by charges of $54.3 million recorded during the year ended December 31, 2016 associated with the UMWA 1974 Pension Plan settlement, which is discussed further in Note 4. “Discontinued Operations” to the accompanying consolidated financial statements.
Diluted EPS
The following table presents diluted EPS:

	Predecessor
	Year Ended December 31		Increase to EPS
	2016	2015	$	%
Diluted EPS attributable to common stockholders:
Loss from continuing operations	$(36.72)	$(98.65)	$61.93	62.8%
Loss from discontinued operations	(3.15)	(9.64)	6.49	67.3%
Net loss	$(39.87)	$(108.29)	$68.42	63.2%
Diluted EPS increased in the year ended December 31, 2016 compared to the prior year commensurate with the favorable change in results from continuing and discontinued operations between those periods.
Outlook
As part of its normal planning and forecasting process, Peabody utilizes a broad approach to develop macroeconomic assumptions for key variables, including country-level gross domestic product (GDP), industrial production, fixed asset investment and third-party inputs, driving detailed supply and demand projections for key demand centers for coal, electricity generation and steel. Specific to the U.S., the Company evaluates individual plant needs, including expected retirements, on a plant by plant basis in developing its demand models. Supply models and cost curves concentrate on major supply regions/countries that impact the regions in which the Company operates.

Peabody Energy Corporation	2017 Form 10-K	70

Our estimates involve risks and uncertainties, including those outlined in Part I, Item 1A. “Risk Factors” of this report, and are subject to change based on various factors.
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
Seaborne Thermal Coal. During 2017 global seaborne thermal coal demand increased approximately 25 million tonnes over the prior year largely driven by South Korea, China and other developing Pacific countries. South Korean imports continued to show strength in the fourth quarter driven by new coal capacity and low nuclear availability, leading to an increase in full-year 2017 demand of 16 million tonnes over the prior year. Chinese thermal coal imports increased 5 million tonnes over 2016 on a 5% increase in thermal electricity generation. Demand from ASEAN countries increased 8 million tonnes on continued strong economic growth and increases in coal-fueled generation. While India imports declined 11 million tonnes overall for the year, fourth quarter imports rose 17% compared to the prior year largely due to depleted stockpiles.
During 2017, seaborne thermal coal demand outpaced supply as Australian, Colombian and Indonesian thermal coal exports declined from the prior year, despite high pricing levels.
Seaborne Metallurgical Coal. Within seaborne metallurgical coal, 2017 demand was driven by a 5% increase in global steel production, with December marking the twentieth consecutive month of year-over-year steel production increases. Through year end, Chinese metallurgical coal imports rose approximately 10 million tonnes, or more than 15% even as steel exports decreased 30% year-over-year. Indian metallurgical coal imports increased approximately 6% over the prior year, largely driven by growth in the back half of the year to support rising steel production. Global metallurgical coal supply and demand fundamentals remained tight at year end as total Australian metallurgical exports declined more than 15 million tonnes through December due to cyclone impacts, logistical constraints and industry-wide operational challenges.
Seaborne metallurgical coal prompt prices increased to an average $205 per tonne in the fourth quarter with the index-based settlement price for premium hard coking coal set at approximately $192 per tonne. Peabody negotiated first quarter benchmark low-vol PCI pricing of $156.50 per tonne.
In 2018 seaborne thermal and metallurgical demand are expected to be most impacted by growth in India and ASEAN countries and changes in Chinese policy. Seaborne supply remains tight on continued logistic and operational constraints across the industry.
U.S. Thermal Coal. In the U.S., 2017 coal demand was impacted by mild weather in coal heavy regions, moderate natural gas prices and increased renewable demand. Utility consumption of Powder River Basin coal rose approximately 5% in 2017 compared to the prior year, despite overall load, natural gas and total coal demand all decreasing. As a result, Southern Powder River Basin coal inventories declined approximately 9 million tons from the prior year to 54 days of maximum burn. Winter weather continues to reduce stockpile levels across the U.S. resulting in average year-end stockpiles at lows not seen since 2014. U.S. coal production increased approximately 5% over 2016 levels, driven by a nearly 60% increase in exports, along with rising domestic consumption of Southern Powder River Basin coal.
Looking ahead to 2018, changes in demand for electric power sector consumption of coal are expected to be most impacted by changes in natural gas prices and availability of renewable generation. Peabody projects plant retirements to reduce base demand by approximately 25 to 35 million tons. The 2017 price of natural gas averaged $3.02 per mmBtu, and on average every $0.20 movement in the price of natural gas from those levels equates to an approximate 25 million ton change in U.S. coal demand over the course of the year, subject to regional natural gas prices and availability of renewable generation.
Long-Term Outlook
Seaborne Fundamentals. Peabody anticipates 8% to 10% aggregate growth in seaborne metallurgical coal demand over the next five years. Peabody assumes stable European and Chinese imports, with increases led by India, Japan and ASEAN nations.
For seaborne thermal coal, Peabody anticipates total demand to be in line with 2017 as aggregate growth of 3% to 5% in Pacific seaborne demand is offset by declines in Atlantic seaborne demand. Peabody assumes Chinese imports decline but are more than offset by import growth from ASEAN and other Pacific nations. Industry sources note that approximately 25 countries around the world are building new coal-fueled generating plants, with over 100 gigawatts of new capacity already online or anticipated during 2017 and 2018.
We believe Australia is well positioned to supply increased demand for both metallurgical and thermal coal. Due to the cyclical nature of the coal industry, supply and demand fundamentals are subject to extreme fluctuations over time.

Peabody Energy Corporation	2017 Form 10-K	71

U.S. Fundamentals. U.S. coal demand is likely to be impacted by changes in natural gas prices. Peabody expects coal plant retirements to reduce demand on average by 8 gigawatts per year, leading to an incremental 15 to 20 million ton per-year decline on average over each of the next 5 years. Key variables impacting stockpiles and prices include GDP, weather, renewables and gas exports. The economics of coal pricing and volume remain highly sensitive to natural gas prices.
Liquidity and Capital Resources
Overview
Our primary sources of cash are proceeds from the sale of our coal production to customers. We have also generated cash from the sale of non-strategic assets, including coal reserves and surface lands, borrowings under our credit facilities and, from time to time, the issuance of securities. Our primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, capital and operating lease payments, postretirement plans, take-or-pay obligations, post-mining retirement obligations, and selling and administrative expenses. We have also used cash for dividends and share repurchases. We believe that our reorganized capital structure subsequent to the Effective Date will allow us to satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and cash on hand.
Any future determinations to return capital to stockholders, such as dividends or share repurchases (excluding repurchases authorized under the Repurchase Program described in “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this report), will be at the discretion of our Board of Directors and will depend on a variety of factors, including the restrictions set forth under our Successor Notes and Successor Credit Agreement, our net income or other sources of cash, liquidity position and potential alternative uses of cash, such as internal development projects or acquisitions, as well as economic conditions and expected future financial results. Our ability to declare dividends or repurchase shares in the future will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand for and selling prices of coal and other factors specific to our industry, many of which are beyond our control.
Total Indebtedness. Our total indebtedness as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(Dollars in millions)
6.00% Senior Secured Notes due March 2022	$500.0	$—
6.375% Senior Secured Notes due March 2025	500.0	—
Senior Secured Term Loan due 2022, net of original issue discount	444.2	—
2013 Revolver	—	1,558.1
2013 Term Loan Facility due September 2020	—	1,162.3
6.00% Senior Notes due November 2018	—	1,518.8
6.50% Senior Notes due September 2020	—	650.0
6.25% Senior Notes due November 2021	—	1,339.6
10.00% Senior Secured Second Lien Notes due March 2022	—	979.4
7.875% Senior Notes due November 2026	—	247.8
Convertible Junior Subordinated Debentures due December 2066	—	386.1
Capital lease and other obligations	76.0	20.1
Less: Debt issuance costs	(59.4)	(70.8)
	1,460.8	7,791.4
Less: Current portion of long-term debt	42.1	20.2
Less: Liabilities subject to compromise	—	7,771.2
Long-term debt	$1,418.7	$—
Refer to Note 13. “Current and Long-term Debt” to the accompanying consolidated financial statements for further information regarding our indebtedness.

Peabody Energy Corporation	2017 Form 10-K	72

Liquidity
As of December 31, 2017, our available liquidity was $1,244.0 million, which was comprised of cash and cash equivalents and availability under our revolving credit facility and receivables securitization program described below. As of December 31, 2017, our cash balances totaled $1,012.1 million, including approximately $661.0 million held by U.S. entities, with the remaining balance held by foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. We do not expect restrictions or potential taxes on the repatriation of amounts held by our foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Our liquidity calculation at December 31, 2017 excludes total restricted cash and cash collateral balances of $363.2 million. Of this balance, $205.2 million was related to reclamation assurance for our Australian mines, $65.7 million was related to port, rail and other contract performance requirements in Australia, $40.1 million was related to our estimate for pending claims in connection with our Chapter 11 Cases, and the remainder was related to various forms of financial assurance, primarily in Australia. We plan to significantly reduce these cash collateral requirements during 2018, including through the use of third-party surety bonding in Australia, which was previously unavailable. In January 2018, the Company successfully negotiated with insurers an initial tranche of approximately $115.0 million of surety bonds to secure reclamation and other obligations in Australia.
Our ability to maintain adequate liquidity depends on the successful operation of our business and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.
The Successor Notes and Successor Credit Agreement
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” and Note 13. “Long-term Debt” of the accompanying consolidated financial statements, on the Effective Date, the proceeds from the 6.00% Senior Secured Notes due March 2022 and the 6.375% Senior Secured Notes due March 2025 (collectively, the Successor Notes) and the Senior Secured Term Loan under the Successor Credit Agreement were used to repay the predecessor first lien obligations. The proceeds from the Successor Notes and the Senior Secured Term Loan, net of debt issuance costs and an original issue discount, as applicable, were $950.5 million and $912.7 million, respectively.
We voluntarily prepaid $500.0 million of the original $950.0 million loan principal on the Senior Secured Term Loan in $150.0 million installments on July 31, 2017 and September 11, 2017 and a $200.0 million installment on December 29, 2017. On September 18, 2017, we entered into an amendment to the Successor Credit Agreement which lowered the interest rate from LIBOR plus 4.50% per annum with a 1.00% LIBOR floor to LIBOR plus 3.50% per annum with a 1.00% LIBOR floor. The amendment permits us to add an incremental revolving credit facility in addition to our ability to add one or more incremental term loan facilities under the Successor Credit Agreement. The incremental revolving credit facility and/or incremental term loan facilities can be in an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company maintains compliance with the Total Leverage Ratio, as defined in the agreement.The amendment also made available an additional restricted payment basket that permits additional repurchases, dividends or other distributions with respect to our Common and preferred stock in an aggregate amount up to $450.0 million so long as our Fixed Charge Coverage Ratio, as defined in the agreement, would not exceed 2.00:1.00 on a pro forma basis.
Interest payments on the Successor Notes are scheduled to occur each year on March 31 and September 30 until maturity. We may redeem the 6.00% Senior Secured Notes beginning in 2019 and the 6.375% Senior Secured Notes beginning in 2020, in whole or in part, and subject to periodically decreasing redemption premiums, through maturity. In addition, we may redeem some or all of the Successor Notes prior to the dates noted above at a calculated make-whole premium, plus accrued and unpaid interest.
The Senior Secured Term Loan principal is due in March 2022. The loan principal is voluntarily prepayable at 101% of the principal amount repaid if voluntarily prepaid prior to March 18, 2018 (subject to certain exceptions, including prepayments made with internally generated cash) and is voluntarily prepayable at any time thereafter without premium or penalty. The Senior Secured Term Loan may require mandatory principal prepayments of 75% of Excess Cash Flow (as defined in the Successor Credit Agreement) for any fiscal year (commencing with the fiscal year ending December 31, 2018). The mandatory principal prepayment requirement changes to (i) 50% of Excess Cash Flow if our Total Leverage Ratio (as defined in the Successor Credit Agreement and calculated as of December 31) is less than or equal to 2.00:1.00 and greater than 1.50:1.00, (ii) 25% of Excess Cash Flow if our Total Leverage Ratio is less than or equal to 1.50:1.00 and greater than 1.00:1.00, or (iii) zero if the our Total Leverage Ratio is less than or equal to 1.00:1.00. If required, mandatory prepayments resulting from Excess Cash Flows are payable within 100 days after the end of each fiscal year. In certain circumstances, the Senior Secured Term Loan also requires that Excess Proceeds (as defined in the Successor Credit Agreement) of $10 million or greater from sales of our assets be applied against the loan principal, unless such proceeds are reinvested within one year.

Peabody Energy Corporation	2017 Form 10-K	73

During the fourth quarter of 2017, the Company entered into the incremental revolving credit facility permitted under the Successor Credit Agreement (the Revolver) for an aggregate commitment of $350.0 million for general corporate purposes. The Revolver matures in November 2020 and permits loans which bear interest at LIBOR plus 3.25%. The Revolver is subject to a 2.00:1.00 Total Leverage Ratio requirement, modified to limit unrestricted cash netting to $800.0 million. Capacity under the Revolver may also be utilized for letters of credit which incur combined fees of 3.375% per annum. Unused capacity under the Revolver bears a commitment fee of 0.5% per annum. As of December 31, 2017, the Revolver had been drawn upon for letters of credit amounting to $156.2 million. Such letters of credit were primarily in support of our reclamation obligations.
Under the Successor Credit Agreement, our annual capital expenditures are limited to $220.0 million, $250.0 million, $250.0 million, and $300.0 million from 2018 through 2021, respectively, subject to certain carryforward, carryback and other provisions.
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
Accounts Receivable Securitization Program
As described in Note 24. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” of the accompanying consolidated financial statements, on the Effective Date, we entered into an amended Receivables Purchase Agreement to extend the receivables securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The term of the receivables securitization program (Securitization Program) ends on April 3, 2020, subject to certain liquidity requirements and other customary events of default set forth in the Receivables Purchase Agreement. The Securitization Program provides for up to $250 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of cash collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be drawn upon for letters of credit in support of other obligations. During 2017, we entered into amendments to the Securitization Program to include the receivables of additional Australian operations, reduce the restrictions on the availability of certain eligible receivables, add an additional servicer, and reduce program fees.
At December 31, 2017, we had no outstanding borrowings and $169.5 million of letters of credit drawn under the Securitization Program. The letters of credit were primarily in support of portions of our obligations for reclamation, workers’ compensation and postretirement benefits. There was no cash collateral requirement under the Securitization Program at December 31, 2017.
Reclamation Bonding
As described in Note 24. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” of the accompanying consolidated financial statements, we are required to provide various forms of financial assurance in support of our mining reclamation obligations in the jurisdictions in which we operate. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees, and letters of credit, as well as self-bonding arrangements in the U.S. In connection with our emergence from the Chapter 11 Cases, we shifted away from extensive self-bonding in the U.S. in favor of increased usage of surety bonds and similar third-party instruments, but have retained the ability to utilize self-bonding in the future, dependent upon state-by-state approval and internal cost-benefit considerations. This divergence in practice may impact our liquidity in the future due to increased cash collateral requirements and surety and related fees.
At December 31, 2017, we had total asset retirement obligations of $691.1 million which were backed by a combination of surety bonds, bank guarantees, letters of credit and restricted cash collateral. Cash collateral balances related to reclamation and other obligations are maintained on our balance sheets within “Investments and other assets,” but are excluded from our available liquidity. Such cash collateral related to reclamation obligations amounted to $205.2 million at December 31, 2017.
Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas our accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.

Peabody Energy Corporation	2017 Form 10-K	74

Capital Requirements
Additions to Property, Plant, Equipment and Mine Development. We have sought to maintain a controlled, disciplined approach to capital spending in order to preserve liquidity. Our additions to property, plant, equipment and mine development increased from $126.6 million in 2016 to $199.4 million in 2017 largely due to increased capital spending subsequent to our emergence from the Chapter 11 Cases. For 2018, we are targeting capital expenditures of $275 million to $325 million, which includes approximately $85 million related to ongoing extension projects at our North Goonyella and Wilpinjong Mines and a joint venture project to expand our Wambo Mine. We plan to consider other significant growth and development projects across our global platform beyond 2018 and will continue to evaluate the timing associated with those projects based on changes in global coal supply and demand. During 2016, we completed substantially all of our required payments under U.S. federal coal reserve leases with the U.S. Bureau of Land Management.
Pension Contributions. Annual contributions to qualified plans are made in accordance with minimum funding standards and our agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%).  Subsequent to the Effective Date we no longer sponsor any non-qualified plans. During the Successor period ended December 31, 2017, we contributed $30.1 million to our qualified pension plans, including a discretionary contribution of $25.0 million. Based upon our current funding status, we have no minimum funding requirement for 2018.
Historical Cash Flows and Free Cash Flow
The following table summarizes our cash flows for the period April 2 through December 31, 2017, January 1 through April 1, 2017, and for the year ended December 31, 2016, as reported in the accompanying consolidated financial statements:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Net cash provided by (used in) operating activities	$797.2	$214.0	$(52.8)
Net cash (used in) provided by investing activities	(93.4)	15.1	(244.1)
Net cash (used in) provided by financing activities	(745.4)	(47.7)	907.9
Net change in cash and cash equivalents	(41.6)	181.4	611.0
Cash and cash equivalents at beginning of period	1,053.7	872.3	261.3
Cash and cash equivalents at end of period	$1,012.1	$1,053.7	$872.3

Net cash provided by (used in) operating activities	$797.2	$214.0	$(52.8)
Net cash (used in) provided by investing activities	(93.4)	15.1	(244.1)
Free Cash Flow	$703.8	$229.1	$(296.9)
Cash Flow - Successor
Cash provided by operating activities in the Successor period April 2 through December 31, 2017 resulted from improved supply and demand conditions leading to increased cash from our mining operations. In addition, $274.2 million of restricted cash collateral became unrestricted, largely as a result of our improved liquidity subsequent to emergence from the Chapter 11 Cases and our ability to replace the cash collateral required to support reclamation and other obligations with letters of credit issued under our Revolver and Securitization Program. These factors were partially offset by the greater use of working capital related to coal stockpile increases and the payment of claims and professional fees related to the Chapter 11 Cases.
Cash used in investing activities in the Successor period April 2 through December 31, 2017 resulted from $166.6 million in additions to property, plant, equipment and mine development, partially offset by $51.3 million in repayments of loans from related parties.
Cash used in financing activities in the Successor period April 2 through December 31, 2017 resulted primarily from $541.8 million of repayments of long-term debt, including $504.0 million related to the Senior Secured Term Loan, and $175.7 million of repurchases of Common Stock in accordance with our debt reduction and shareholder return initiatives.
Cash Flow - Predecessor
Cash provided by operating activities in the Predecessor period January 1 through April 1, 2017 resulted from an increase in cash from our operations from improved supply and demand conditions, partially offset by a $94.1 million increase in restricted cash, $67.7 million of which was related to cash restricted for future claim payments for the Chapter 11 Cases.

Peabody Energy Corporation	2017 Form 10-K	75

Cash used in operating activities for the year ended December 31, 2016 resulted from $168.5 million of disbursements related to our accounts receivable securitization program, $125.7 million of funds became restricted during the year as collateral for financial assurances associated with reclamation bonding requirements, partially offset by a year-over-year increase in working capital and $125.2 million of proceeds associated with the reclassification from other comprehensive income for terminated hedge contracts that occurred in 2016.
Cash provided by investing activities in the Predecessor period January 1 through April 1, 2017 resulted from $31.1 million of loan repayments from related parties and $24.3 million of proceeds from disposals of assets, $19.4 million of which was from the sale of Dominion Terminal Associates, which was offset by $32.8 million in payments for additions to property, plant and equipment.
Cash used in investing activities for the year ended December 31, 2016 resulted primarily from $144.4 million of proceeds from disposals of assets, primarily due to the sale of our 5.06% participation interest in the Prairie State Energy Campus, as well as our interest in undeveloped metallurgical reserve tenements in Queensland's Bowen Basin, which included the Olive Downs South, Olive Downs South Extended and Willunga tenements, offset by $249.0 million of federal coal lease expenditures.
Cash used in financing activities in the Predecessor period January 1 through April 1, 2017 resulted from $45.4 million in payments of Predecessor deferred financing costs associated with the new Successor debt entered into upon our emergence from the Chapter 11 Cases.
Cash provided by financing activities for the year ended December 31, 2016 resulted from proceeds from long-term debt of $1,458.4 million, primarily due to the $475.0 million of proceeds received from our DIP Term Loan Facility during the second quarter of 2016, net of original issue discount, the net draws on our 2013 Revolver of $947.0 million during the first quarter of 2016, and the $500.0 million repayment of the DIP Term Loan Facility in the fourth quarter of 2016.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2017:

	Payments Due By Year
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations (principal and interest) (1)	$1,914.6	$86.0	$176.3	$1,080.6	$571.7
Capital lease obligations (principal and interest)	86.3	39.9	36.2	1.0	9.2
Operating lease obligations (2)	217.6	68.5	86.0	40.2	22.9
Unconditional purchase obligations (3)	159.0	41.9	117.1	—	—
Coal reserve lease and royalty obligations	65.5	6.9	13.2	12.4	33.0
Take-or-pay obligations (4)	1,336.5	182.2	288.6	197.8	667.8
Other long-term liabilities (5)	3,164.8	234.9	397.4	403.6	2,128.9
Total contractual cash obligations	$6,944.3	$660.3	$1,114.8	$1,735.6	$3,433.5

(1)
Represents the original contractual maturities of our long-term debt obligations. The related interest on long-term debt was calculated using rates in effect at December 31, 2017 for the remaining contractual term of the outstanding borrowings.

(2)	Excludes contingent rents. Refer to Note 14. “Leases” to the accompanying consolidated financial statements for additional discussion of contingent rental agreements.

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

(5)
Represents long-term liabilities relating to our postretirement benefit plans, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and end of mine closure costs and exploration obligations. Also includes $9 million of required payments to the VEBA established in connection with Patriot’s bankruptcy, as well as $60 million related to the settlement of the UMWA 1974 Pension Plan Litigation described in Note 4. “Discontinued Operations” to the accompanying consolidated financial statements.

We do not expect any of the $12.7 million of net unrecognized tax benefits reported in our consolidated financial statements to require cash settlement within the next year. Beyond that, we are unable to make reasonably reliable estimates of periodic cash settlements with respect to such unrecognized tax benefits.

Peabody Energy Corporation	2017 Form 10-K	76

Off-Balance Sheet Arrangements
In the normal course of business, we are a party to guarantees and financial instruments with off-balance-sheet risk, most of which are not reflected in the accompanying consolidated balance sheets. As of February 26, 2018, we do not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities already provided for in the consolidated balance sheet as of December 31, 2017. However, we could experience a decline in our liquidity as financial assurances associated with reclamation bonding requirements, bank guarantees, surety bonds or other obligations are required to be collateralized by cash or letters of credit.
Guarantees and Other Financial Instruments with Off-Balance Sheet Risk. See Note 24. “Financial Instruments, Guarantees with Off-Balance Sheet Risk and Other Guarantees” to our consolidated financial statements for a discussion of our accounts receivable securitization program and guarantees and other financial instruments with off-balance sheet risk.
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
Fresh Start Reporting. On the Effective Date, we applied fresh start reporting which required us to allocate our reorganization value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations.
Fresh start reporting provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of a date selected for financial reporting purposes. In conjunction with the bankruptcy proceedings, a third-party financial advisor provided an enterprise value of the Company of approximately $4.2 billion to $4.9 billion. The final equity value of $3,081.0 million was based upon the approximate low end of the enterprise value established by the third-party valuation and cash held by the Successor company in connection with the emergence from the Chapter 11 Cases, less the fair value of Successor debt issued on the Effective Date.
Our enterprise value was estimated using two primary valuation methods: a comparable public company analysis and a discounted cash flow (DCF) analysis. The comparable public company analysis is based on the enterprise value of selected publicly traded companies that have operating and financial characteristics comparable in certain respects to the Company, for example, operational requirements and risk and profitability characteristics. Selected companies were comprised of coal mining companies with primary operations in the United States. Under this methodology, certain financial multiples and ratios that measure financial performance and value were calculated for each selected company and then applied to our financials to imply an enterprise value for the Company.
The DCF analysis is a forward-looking enterprise valuation methodology that estimates the value of an asset or business by calculating the present value of expected future cash flows by that asset or business. The basis of the DCF analysis was our prepared projections which included a variety of estimates and assumptions, such as pricing and demand for coal. Our pricing was based on our view of the market taking into account third-party forward pricing curves adjusted for the quality of products sold by us. While we consider such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control and, therefore, may not be realized. Changes in these estimates and assumptions may have a significant effect on the determination of our enterprise value. The assumptions used in the calculations for the DCF analysis included projected revenue, cost and cash flows for the nine months ending December 31, 2017 through each respective mine life and represented the Company’s best estimates at the time the analysis was prepared. The DCF analysis was completed using discount rates ranging from 11% to 14.5%. The DCF analysis involves complex considerations and judgments concerning appropriate discount rates. Due to the unobservable inputs to the valuation, the fair value would be considered Level 3 in the fair value hierarchy.
For the impact of the adoption of fresh start reporting, see Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” to our consolidated financial statements.

Peabody Energy Corporation	2017 Form 10-K	77

Impairment of Long-Lived Assets. We evaluate our long-lived assets held and used in operations for impairment as events and changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Factors that would indicate potential impairment to be present include, but are not limited to, a sustained history of operating or cash flow losses, an unfavorable change in earnings and cash flow outlook, prolonged adverse industry or economic trends and a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. We generally do not view short-term declines in thermal and metallurgical coal prices as a triggering event for conducting impairment tests because of historic price volatility. However, we generally view a sustained trend of depressed coal pricing (for example, over periods exceeding one year) as an indicator of potential impairment.
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
When indicators of impairment are present, we evaluate our long-lived assets for recoverability by comparing the estimated undiscounted cash flows expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. As quoted market prices are unavailable for our individual mining operations, fair value is determined through the use of an expected present value technique based on the income approach, except for non-strategic coal reserves, surface lands and undeveloped coal properties excluded from our long-range mine planning. In those cases, a market approach is utilized based on the most comparable market multiples available. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of our long-lived mining assets are derived from those developed in connection with our planning and budgeting process. We believe our assumptions to be consistent with those a market participant would use for valuation purposes. The most critical assumptions underlying our projections and fair value estimates include those surrounding future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs, foreign currency exchange rates and a risk-adjusted, after-tax cost of capital (all of which generally constitute unobservable Level 3 inputs under the fair value hierarchy), in addition to market multiples for non-strategic coal reserves, surface lands and undeveloped coal properties excluded from our long-range mine planning (which generally constitute Level 2 inputs under the fair value hierarchy).
While no impairment of long-lived assets was recorded for the Successor period April 2 through December 31, 2017, $30.5 million was included in continuing operations for the Predecessor period January 1 through April 1, 2017. The assumptions used are based on our best knowledge at the time we prepare our analysis but can vary significantly due to the volatile and cyclical nature of coal prices and demand, regulatory issues, unforeseen mining conditions, commodity prices and cost of labor. These types of changes may cause us to be unable to recover all or a portion of the carrying value of our long-lived assets. We conducted a review of long-lived assets for recoverability as of December 31, 2017 and determined that no further impairment charge was necessary as of that date.
See Note 3. “Asset Impairment” to our consolidated financial statements for additional information regarding impairment charges.
Income Taxes.  We account for income taxes in accordance with accounting guidance which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. In our evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in carryback years. As of December 31, 2017, we had valuation allowances for income taxes totaling $2,432.5 million. If actual results differ from the assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period such determination is made.

Peabody Energy Corporation	2017 Form 10-K	78

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. We recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position must be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2017, we had net unrecognized tax benefits of $12.7 million included in recorded liabilities in the consolidated balance sheet. We believe that our judgments and estimates are reasonable; however, to the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our recorded liabilities, our effective tax rate in a given period could be materially affected.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to: (i) reduction of the U.S. federal corporate tax rate from 35% to 21%, (ii) repeal of the corporate alternative minimum tax (AMT) system, (iii) replacement of the worldwide taxation system with a territorial tax system which exempts certain foreign operations from U.S. taxation and includes a one-time tax on deferred foreign earnings, (iv) further limitation on the deductibility of certain executive compensation and (v) allowance for immediate capital expensing of certain qualified property. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded $84.9 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the release of valuation allowance on AMT credits will be refunded over the next four years due to the repeal of the corporate AMT system.
See Note 11. “Income Taxes” in the accompanying consolidated financial statements for additional information regarding valuation allowances and unrecognized tax benefits.
Postretirement Benefit and Pension Liabilities. We have long-term liabilities for our employees’ postretirement benefit costs and defined benefit pension plans. Liabilities for postretirement benefit costs are not funded. Our pension obligations are funded in accordance with the provisions of applicable laws. In connection with fresh start reporting, we made an accounting policy election to prospectively record amounts attributable to prior service cost and actuarial valuation changes, as applicable, currently in earnings rather than recording such amounts within accumulated other comprehensive income and amortizing to expense over applicable time periods. Expense for the Successor period April 2 through December 31, 2017 for postretirement benefit costs and pension liabilities totaled $29.3 million, while employer contributions were $59.0 million. An actuarial gain of $45.5 million was also recorded for the Successor period April 2 through December 31, 2017. Expense for the Predecessor period January 1 through April 1, 2017 for postretirement benefit costs and pension liabilities totaled $19.6 million, while employer contributions were $12.6 million.
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

Peabody Energy Corporation	2017 Form 10-K	79

For our postretirement benefit obligation, assumed discount rates and health care cost trend rates have a significant effect on the expense and liability amounts reported for our health care plans. Below we have provided two separate sensitivity analyses to demonstrate the significance of these assumptions in relation to reported amounts.

	For Year Ended December 31, 2017
	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(Dollars in millions)
Health care cost trend rate:
Effect on total net periodic postretirement benefit cost	$4.8	$(4.4)
Effect on total postretirement benefit obligation	$69.1	$(60.7)

	For Year Ended December 31, 2017
	One-Half Percentage- Point Increase	One-Half Percentage- Point Decrease
	(Dollars in millions)
Discount rate:
Effect on total net periodic postretirement benefit cost	$0.5	$(0.5)
Effect on total postretirement benefit obligation	$(37.3)	$42.4
For our pension obligation, assumed discount rates and expected returns on assets have a significant effect on the expense and funded status amounts reported for our defined benefit pension plans. Below we have provided two separate sensitivity analyses to demonstrate the significance of these assumptions in relation to reported amounts.

	For Year Ended December 31, 2017
	One-Half Percentage- Point Increase	One-Half Percentage- Point Decrease
	(Dollars in millions)
Discount rate:
Effect on total net periodic pension cost	$0.1	$(0.1)
Effect on defined benefit pension plans’ funded status	$(44.0)	$47.4

Expected return on assets:
Effect on total net periodic pension cost	$(3.8)	$3.8
See Note 16. “Postretirement Health Care and Life Insurance Benefits” and Note 17. “Pension and Savings Plans” to our consolidated financial statements for additional information regarding postretirement benefit and pension plans.
Asset Retirement Obligations. Our asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both surface and underground mines in accordance with applicable reclamation laws and regulations in the U.S. and Australia as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of these cash flows, discounted using a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different than currently estimated. Moreover, regulatory changes could increase our obligation to perform reclamation and mine closing activities. In connection with fresh start reporting, we made an accounting policy election to classify the amortization associated with our asset retirement obligation assets within “Depreciation, depletion and amortization” in the consolidated statements of operations, rather than within “Asset retirement obligation expenses”, as in Predecessor periods. Asset retirement obligation expenses for the Successor period April 2 through December 31, 2017 were $41.2 million, and payments totaled $22.5 million. Asset retirement obligation expenses for the Predecessor period January 1 through April 1, 2017 were $14.6 million, and payments totaled $4.4 million. See Note 15. “Asset Retirement Obligations” to our consolidated financial statements for additional information regarding our asset retirement obligations.

Peabody Energy Corporation	2017 Form 10-K	80

Contingent liabilities. From time to time, we are subject to legal and environmental matters related to our continuing and discontinued operations and certain historical, non-coal producing operations. In connection with such matters, we are required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses.
A determination of the amount of reserves required for these matters is made after considerable analysis of each individual issue. We accrue for legal and environmental matters within “Operating costs and expenses” when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We provide disclosure surrounding loss contingencies when we believe that it is at least reasonably possible that a material loss may be incurred or an exposure to loss in excess of amounts already accrued may exist. Adjustments to contingent liabilities are made when additional information becomes available that affects the amount of estimated loss, which information may include changes in facts and circumstances, changes in interpretations of law in the relevant courts, the results of new or updated environmental remediation cost studies and the ongoing consideration of trends in environmental remediation costs.
Accrued contingent liabilities exclude claims against third parties and are not discounted. The current portion of these accruals is included in “Accounts payables and accrued expenses” and the long-term portion is included in “Other noncurrent liabilities” in our consolidated balance sheets. In general, legal fees related to environmental remediation and litigation are charged to expense. We include the interest component of any litigation-related penalties within “Interest expense” in our consolidated statements of operations. See Note 25. “Commitments and Contingencies” to our accompanying consolidated financial statements for further discussion of our contingent liabilities.
Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
See Note 1. “Summary of Significant Accounting Policies” to our accompanying consolidated financial statements for a discussion of newly adopted accounting standards and accounting standards not yet implemented.
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
We generally account for our coal trading activities using the fair value method, which requires us to reflect contracts with third parties that meet the definition of a derivative at market value in our consolidated financial statements, with the exception of contracts for which we have elected to apply the normal purchases and normal sales exception. Our trading portfolio included futures, forwards, and options as of December 31, 2017. The use of VaR allows us to quantify in dollars, on a daily basis, a measure of price risk inherent in our trading portfolio. VaR represents the expected loss in portfolio value due to adverse market price movements over a defined time horizon (liquidation period) within a specified confidence level. Our VaR model is based on a variance/co-variance approach, which captures our potential loss exposure related to future, forward, swap and option positions. Our VaR model assumes a 15-day holding period at the time of VaR measurement and produces an output corresponding with a 95% one-tailed confidence interval, which means that there is a one in 20 statistical chance that our portfolio could lose more than the VaR estimates during the assumed liquidation period. Our volatility calculation incorporates an exponentially weighted moving average algorithm based on price movements during the previous 60 market days, which makes our volatility more representative of recent market conditions while still reflecting an awareness of historical price movements. VaR does not estimate the maximum potential loss expected in the 5% of the time that changes in the portfolio value during the assumed liquidation period is expected to exceed measured VaR. We use stress testing and scenario analysis to help provide visibility in such cases, as discussed further below.

Peabody Energy Corporation	2017 Form 10-K	81

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
During the year ended December 31, 2017, the actual low, high and average VaR was $0.6 million, $4.5 million and $1.9 million, respectively.
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
Future Realization. As of December 31, 2017, the estimated future realization of the value of our trading portfolio is expected to be fully realized in 2018.
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
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. “Derivatives and Fair Value Measurements” to the accompanying consolidated financial statements. As of December 31, 2017, we had currency options outstanding with an aggregate notional amount of $1,125 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the first three quarters of 2018. Assuming we had no foreign currency hedging instruments in place, our exposure in operating costs and expenses due to a $0.05 change in the Australian dollar/U.S. dollar exchange rate is approximately $90 to $100 million for the next twelve months. Taking into consideration the currency option contracts put into place as of December 31, 2017, our net exposure to unfavorable rate changes for the next twelve months is approximately $60 to $70 million.

Peabody Energy Corporation	2017 Form 10-K	82

Other Non-Coal Trading Activities — Commodity Price Risk
Long-Term Coal Contracts. We predominantly manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements (those with terms longer than one year) to the extent possible, rather than through the use of derivative instruments. Sales under such agreements comprised approximately 83%, 86% and 88% of our worldwide sales (by volume) for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, approximately 90% of our projected 2018 U.S. coal production is priced at planned production levels of approximately 150 million tons. We are estimating 2018 thermal coal sales volumes from our Australian business unit of approximately 19 million to 21 million tons. We are targeting full year 2018 metallurgical coal sales from our Australian business unit of approximately 11 million to 12 million tons.
Diesel Fuel Hedges. We have historically managed price risk of the diesel fuel and explosives used in our mining activities through the use of cost pass-through contracts and from time to time, derivatives, primarily swaps. As of December 31, 2017, we no longer have any diesel fuel derivative instruments in place.
We expect to consume 125 to 135 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $30 million based on our expected usage.
Interest Rate Risk
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. From time to time, we manage our debt to achieve a certain ratio of fixed-rate debt and variable-rate debt as a percent of net debt through the use of various hedging instruments. As of December 31, 2017, we had $1.1 billion of fixed-rate borrowings and $0.4 billion of variable-rate borrowings outstanding and had no interest rate swaps in place. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $4.5 million on our variable-rate borrowings. With respect to our fixed-rate borrowings, a one percentage point increase in interest rates would result in a decrease of approximately $51.1 million in the estimated fair value of these borrowings.
Item 8.     Financial Statements and Supplementary Data.
See Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this report for the information required by this Item 8, which information is incorporated by reference herein.
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal accounting officer, on a timely basis. As of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2017 are effective to provide reasonable assurance that the desired control objectives were achieved.

Peabody Energy Corporation	2017 Form 10-K	83

Changes in Internal Control Over Financial Reporting
We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing and refining policies, procedures and control documentation requirements, improving segregation of duties and adding monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. In the second quarter of 2017, management determined that the internal control around the reconciliation of tax basis balance sheets to deferred tax balances was not designed effectively and did not operate at a sufficient level of precision to prevent or detect a material misstatement on a timely basis. Specifically, an immaterial misstatement related to deferred tax liabilities of a single taxpayer outside of the consolidated Australian tax paying group was identified, which resulted in the understatement of the income tax valuation allowance required to reduce the carrying value of its deferred tax assets. The Company has subsequently revised its financial statements and related disclosures to correct these errors. To remediate the material weakness described above, we implemented an improved general ledger structure and a comprehensive analysis of all deferred tax positions. Additionally, we have revised and enhanced the design of existing controls and procedures to properly apply accounting principles in this area, which includes strengthening our income tax controls with improved documentation standards, training and technical oversight.
During the fourth quarter of fiscal 2017, we successfully completed the testing necessary to conclude that the material weakness has been remediated.
Except as noted above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2017.
Our Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited our internal control over financial reporting, as stated in their unqualified opinion report included herein.

/s/ Glenn L. Kellow	/s/ Amy B. Schwetz
Glenn L. Kellow President and Chief Executive Officer	Amy B. Schwetz Executive Vice President and Chief Financial Officer
February 26, 2018

Peabody Energy Corporation	2017 Form 10-K	84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Peabody Energy Corporation
Opinion on Internal Control over Financial Reporting
We have audited Peabody Energy Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peabody Energy Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Peabody Energy Corporation as of December 31, 2017 (Successor) and 2016 (Predecessor), the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the period from April 2, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through April 1, 2017 (Predecessor), and for each of the two years in the period ended December 31, 2016 (Predecessor) and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”) of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  Ernst & Young LLP
St. Louis, Missouri
February 26, 2018

Peabody Energy Corporation	2017 Form 10-K	85

Item 9B.     Other Information.
None.
PART III
Item 10.Directors, Executive Officers and Corporate Governance.
The information required by Item 401 of Regulation S-K is included under the caption “Election of Directors-Director Qualifications” in our 2018 Proxy Statement and in Part I, Item 1. “Business” of this report under the caption “Executive Officers of the Company.” The information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Ownership of Company Securities — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters” and “Information Regarding Board of Directors and Committees-Committees of the Board of Directors-Audit Committee” in our 2018 Proxy Statement. Such information is incorporated herein by reference.
Item 11.Executive Compensation.
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in our 2018 Proxy Statement and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 403 of Regulation S-K is included under the caption “Ownership of Company Securities” in our 2018 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2017:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	24,792	(1)	$—	(2)	10,508,916
Equity compensation plans not approved by security holders	—		—		—
Total	24,792		$—		10,508,916

(1)	Includes 23,296 shares issuable pursuant to outstanding deferred stock units and 1,496 shares issuable pursuant to outstanding restricted stock units.

(2)	The weighted-average exercise price shown in the table does not take into account outstanding deferred stock units or restricted stock units.
Refer to Note 19. “Share-Based Compensation” to the accompanying consolidated financial statements for additional information regarding the material features of our current equity compensation plans.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by Items 404 and 407(a) of Regulation S-K is included under the captions “Policy for Approval of Related Person Transactions” and “Information Regarding Board of Directors and Committees-Director Independence” in our 2018 Proxy Statement and is incorporated herein by reference.

Peabody Energy Corporation	2017 Form 10-K	86

Item 14.Principal Accountant Fees and Services.
The information required by Item 9(e) of Schedule 14A is included under the caption “Fees Paid to Independent Registered Public Accounting Firm” in our 2018 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of the Report
(1) Financial Statements.
The following consolidated financial statements of Peabody Energy Corporation and the report thereon of the independent registered public accounting firm are included herein on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Operations  — For the Period April 2, 2017 through December 31, 2017 (Successor); January 1, 2017 through April 1, 2017 and for the Years Ended December 31, 2016 and 2015 (Predecessor)
F-2
Consolidated Statements of Comprehensive Income (Loss) — For the Period April 2, 2017 through December 31, 2017 (Successor); January 1, 2017 through April 1, 2017 and for the Years Ended December 31, 2016 and 2015 (Predecessor)
F-3
Consolidated Balance Sheets — December 31, 2017 (Successor) and 2016 (Predecessor)	F-4
Consolidated Statements of Cash Flows — For the Period April 2, 2017 through December 31, 2017 (Successor); January 1, 2017 through April 1, 2017 and for the Years Ended December 31, 2016 and 2015 (Predecessor)
F-5
Consolidated Statements of Changes in Stockholders’ Equity — For the period April 2, 2017 through December 31, 2017 (Successor); January 1, 2017 through April 1, 2017 and for the years ended December 31, 2016 and 2015 (Predecessor)
F-7
Notes to Consolidated Financial Statements	F-8
(2) Financial Statement Schedules.
The following financial statement schedule of Peabody Energy Corporation is at the page indicated:

Page
Valuation and Qualifying Accounts	F-84
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

Peabody Energy Corporation	2017 Form 10-K	87

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEABODY ENERGY CORPORATION

/s/ GLENN L. KELLOW
Glenn L. Kellow President and Chief Executive Officer
Date: February 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENN L. KELLOW	President and Chief Executive Officer, Director (principal executive officer)	February 26, 2018
Glenn L. Kellow

/s/ AMY B. SCHWETZ	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2018
Amy B. Schwetz

/s/ NICHOLAS CHIREKOS	Director	February 23, 2018
Nicholas Chirekos

/s/ STEPHEN GORMAN	Director	February 23, 2018
Stephen Gorman

/s/ JOE LAYMON	Director	February 23, 2018
Joe Laymon

/s/ TERESA MADDEN	Director	February 23, 2018
Teresa Madden

/s/ ROBERT MALONE	Chairman	February 23, 2018
Robert Malone

/s/ KENNETH MOORE	Director	February 23, 2018
Kenneth Moore

/s/ MICHAEL SUTHERLIN	Director	February 23, 2018
Michael Sutherlin

/s/ SHAUN USMAR	Director	February 23, 2018
Shaun Usmar

Peabody Energy Corporation	2017 Form 10-K	88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Peabody Energy Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peabody Energy Corporation (the Company) as of December 31, 2017 (Successor) and 2016 (Predecessor), the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the period from April 2, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through April 1, 2017 (Predecessor), and for each of the two years in the period ended December 31, 2016 (Predecessor), and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 (Successor) and 2016 (Predecessor), and the results of its operations and its cash flows for the period from April 2, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through April 1, 2017 (Predecessor), and each of the two years in the period ended December 31, 2016 (Predecessor), in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Company Reorganization
As discussed in Notes 1 and 2 to the consolidated financial statements, on March 17, 2017, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on April 3, 2017. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods (Predecessor) as described in Notes 1 and 2.

/s/  Ernst & Young LLP
We have served as the Company’s auditor since 1991.
St. Louis, Missouri
February 26, 2018

Peabody Energy Corporation	2017 Form 10-K	F- 1

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions, except per share data)
Revenues
Sales	$3,625.8	$1,081.4	$4,087.9	$5,138.3
Other revenues	626.8	244.8	627.4	470.9
Total revenues	4,252.6	1,326.2	4,715.3	5,609.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	3,067.9	963.7	4,107.6	5,007.7
Depreciation, depletion and amortization	521.6	119.9	465.4	572.2
Asset retirement obligation expenses	41.2	14.6	41.8	45.5
Selling and administrative expenses	105.4	37.2	153.4	176.4
Net mark-to-market adjustment on actuarially determined liabilities	(45.2)	—	—	—
Restructuring charges	7.6	—	15.5	23.5
Other operating income (loss):
Net gain on disposals	(84.0)	(22.8)	(23.2)	(45.0)
Asset impairment	—	30.5	247.9	1,277.8
(Income) loss from equity affiliates	(49.0)	(15.0)	(16.2)	15.9
Operating profit (loss)	687.1	198.1	(276.9)	(1,464.8)
Interest expense	119.7	32.9	298.6	465.4
Loss on early debt extinguishment	20.9	—	29.5	67.8
Interest income	(5.6)	(2.7)	(5.7)	(7.7)
Reorganization items, net	—	627.2	159.0	—
Income (loss) from continuing operations before income taxes	552.1	(459.3)	(758.3)	(1,990.3)
Income tax benefit	(161.0)	(263.8)	(94.5)	(207.1)
Income (loss) from continuing operations, net of income taxes	713.1	(195.5)	(663.8)	(1,783.2)
Loss from discontinued operations, net of income taxes	(19.8)	(16.2)	(57.6)	(175.0)
Net income (loss)	693.3	(211.7)	(721.4)	(1,958.2)
Less: Series A Convertible Preferred Stock dividends	179.5	—	—	—
Less: Net income attributable to noncontrolling interests	15.2	4.8	7.9	7.1
Net income (loss) attributable to common stockholders	$498.6	$(216.5)	$(729.3)	$(1,965.3)

Income (loss) from continuing operations
Basic earnings (loss) per share	$3.85	$(10.93)	$(36.72)	$(98.65)
Diluted earnings (loss) per share	$3.81	$(10.93)	$(36.72)	$(98.65)
Net income (loss) attributable to common stockholders
Basic earnings (loss) per share	$3.70	$(11.81)	$(39.87)	$(108.29)
Diluted earnings (loss) per share	$3.67	$(11.81)	$(39.87)	$(108.29)

Dividends declared per share	$—	$—	$—	$0.075
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2017 Form 10-K	F- 2

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Net income (loss)	$693.3	$(211.7)	$(721.4)	$(1,958.2)
Other comprehensive income, net of income taxes:
Net unrealized gains (losses) on cash flow hedges (net of respective tax benefit of $0.0, $0.0, $85.9, and $72.2)
Decrease in fair value of cash flow hedges	—	—	—	(131.3)
Reclassification for realized losses included in net income (loss)	—	18.6	146.3	251.7
Net unrealized gains on cash flow hedges	—	18.6	146.3	120.4
Postretirement plans and workers’ compensation obligations (net of respective tax (benefit) provision of $0.0, $0.0, ($1.5), and $36.2)
Prior service (cost) credit for the period	—	—	(4.5)	10.4
Net actuarial (loss) gain for the period	—	—	(13.5)	18.1
Amortization of actuarial loss and prior service cost included in net income (loss)	—	4.4	15.4	31.9
Postretirement plans and workers’ compensation obligations	—	4.4	(2.6)	60.4
Foreign currency translation adjustment	1.4	5.5	(1.8)	(34.9)
Other comprehensive income, net of income taxes	1.4	28.5	141.9	145.9
Comprehensive income (loss)	694.7	(183.2)	(579.5)	(1,812.3)
Less: Series A Convertible Preferred Stock dividends	179.5	—	—	—
Less: Comprehensive income attributable to noncontrolling interests	15.2	4.8	7.9	7.1
Comprehensive income (loss) attributable to common stockholders	$500.0	$(188.0)	$(587.4)	$(1,819.4)
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2017 Form 10-K	F- 3

PEABODY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31,
	2017	2016
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,012.1	$872.3
Restricted cash	40.1	54.3
Accounts receivable, net of allowance for doubtful accounts of $4.6 at December 31, 2017 and $13.1 at December 31, 2016	552.1	473.0
Inventories	291.3	203.7
Assets from coal trading activities, net	2.6	0.7
Other current assets	291.8	486.6
Total current assets	2,190.0	2,090.6
Property, plant, equipment and mine development, net	5,111.9	8,776.7
Restricted cash collateral	323.1	529.3
Investments and other assets	470.6	381.1
Deferred income taxes	85.6	—
Total assets	$8,181.2	$11,777.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$42.1	$20.2
Liabilities from coal trading activities, net	11.7	1.2
Accounts payable and accrued expenses	1,191.1	990.4
Total current liabilities	1,244.9	1,011.8
Long-term debt, less current portion	1,418.7	—
Deferred income taxes	5.4	173.9
Asset retirement obligations	657.0	717.8
Accrued postretirement benefit costs	730.0	756.3
Other noncurrent liabilities	469.4	496.2
Total liabilities not subject to compromise	4,525.4	3,156.0
Liabilities subject to compromise	—	8,440.2
Total liabilities	4,525.4	11,596.2
Stockholders’ equity
Predecessor Preferred Stock — $0.01 per share par value; 10.0 shares authorized, no shares issued or outstanding as of December 31, 2016	—	—
Predecessor Perpetual Preferred Stock — 0.8 shares authorized, no shares issued or outstanding as of December 31, 2016	—	—
Predecessor Series Common Stock — $0.01 per share par value; 40.0 shares authorized, no shares issued or outstanding as of December 31, 2016	—	—
Predecessor Common Stock — $0.01 per share par value; 53.3 shares authorized, 19.3 shares issued and 18.5 shares outstanding as of December 31, 2016	—	0.2
Successor Series A Convertible Preferred Stock — $0.01 per share par value; 50.0 shares authorized, 30.0 shares issued and 13.5 shares outstanding as of December 31, 2017	576.0	—
Successor Preferred Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of December 31, 2017	—	—
Successor Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of December 31, 2017	—	—
Successor Common Stock — $0.01 per share par value; 450.0 shares authorized, 111.8 shares issued and 105.2 shares outstanding as of December 31, 2017	1.0	—
Additional paid-in capital	2,590.3	2,422.0
Treasury stock, at cost — 5.8 Successor common shares as of December 31, 2017 and 0.8 Predecessor common shares as of December 31, 2016	(175.9)	(371.8)
Retained earnings (accumulated deficit)	613.6	(1,399.5)
Accumulated other comprehensive income (loss)	1.4	(477.0)
Peabody Energy Corporation stockholders’ equity	3,606.4	173.9
Noncontrolling interests	49.4	7.6
Total stockholders’ equity	3,655.8	181.5
Total liabilities and stockholders’ equity	$8,181.2	$11,777.7
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2017 Form 10-K	F- 4

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Cash Flows From Operating Activities
Net income (loss)	$693.3	$(211.7)	$(721.4)	$(1,958.2)
Loss from discontinued operations, net of income taxes	19.8	16.2	57.6	175.0
Income (loss) from continuing operations, net of income taxes	713.1	(195.5)	(663.8)	(1,783.2)
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	521.6	119.9	465.4	572.2
Noncash coal inventory revaluation	67.3	—	—	—
Noncash interest expense including loss on early extinguishment of debt	34.0	0.5	61.3	30.6
Deferred income taxes	(99.6)	(262.3)	(97.0)	(138.3)
Noncash share-based compensation	21.8	1.9	12.8	28.2
Asset impairment	—	30.5	247.9	1,277.8
Net gain on disposals	(84.0)	(22.8)	(23.2)	(45.0)
(Income) loss from equity affiliates	(49.0)	(15.0)	(16.2)	15.9
Gain on voluntary employee beneficiary association settlement	—	—	(68.1)	—
Foreign currency option contracts	(0.8)	—	—	—
Reclassification from other comprehensive earnings for terminated hedge contracts	—	27.6	125.2	—
Settlement of hedge positions	—	—	(25.0)	(14.9)
Noncash reorganization items, net	—	569.3	90.9	—
Changes in current assets and liabilities:
Accounts receivable	(240.1)	159.3	(101.3)	188.0
Change in receivable from accounts receivable securitization program	—	—	(168.5)	138.5
Inventories	(36.8)	(47.2)	104.0	96.2
Net assets from coal trading activities	9.1	(0.5)	8.5	(27.3)
Other current assets	(51.2)	0.1	(24.4)	14.8
Accounts payable and accrued expenses	(169.5)	(54.8)	156.5	(381.7)
Restricted cash	274.2	(94.1)	(125.7)	—
Asset retirement obligations	12.1	10.2	13.1	23.9
Workers’ compensation obligations	(1.1)	(3.1)	(0.4)	(4.2)
Postretirement benefit obligations	(19.8)	0.8	6.3	18.7
Pension obligations	(55.4)	5.4	21.7	29.6
Take-or-pay obligation settlement	—	(5.5)	(15.5)	—
Other, net	(29.9)	(2.5)	(7.4)	(20.9)
Net cash provided by (used in) continuing operations	816.0	222.2	(22.9)	18.9
Net cash used in discontinued operations	(18.8)	(8.2)	(29.9)	(33.3)
Net cash provided by (used in) operating activities	797.2	214.0	(52.8)	(14.4)
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2017 Form 10-K	F- 5

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(166.6)	(32.8)	(126.6)	(126.8)
Changes in accrued expenses related to capital expenditures	16.2	(1.4)	(6.1)	(9.2)
Federal coal lease expenditures	—	(0.5)	(249.0)	(277.2)
Proceeds from disposal of assets	17.9	24.3	144.4	70.4
Purchases of debt and equity securities	—	—	—	(28.8)
Proceeds from sales and maturities of debt and equity securities	—	—	—	90.3
Contributions to joint ventures	(305.8)	(95.4)	(309.5)	(425.4)
Distributions from joint ventures	307.0	90.5	312.4	422.6
Advances to related parties	(3.0)	(0.4)	(40.4)	(3.7)
Repayment of loans from related parties	51.3	31.1	40.6	0.9
Other, net	(10.4)	(0.3)	(9.9)	(3.1)
Net cash (used in) provided by investing activities	(93.4)	15.1	(244.1)	(290.0)
Cash Flows From Financing Activities
Proceeds from long-term debt	$—	$1,000.0	$1,458.4	$975.7
Successor Notes issuance proceeds into escrow	—	(1,000.0)	—	—
Repayments of long-term debt	(541.8)	(2.1)	(513.7)	(671.3)
Payment of deferred financing costs	(10.8)	(45.4)	(31.0)	(28.7)
Common stock repurchases	(175.7)	—	—	—
Dividends paid	—	—	—	(1.4)
Distributions to noncontrolling interests	(16.7)	(0.1)	(1.9)	(6.3)
Other, net	(0.4)	(0.1)	(3.9)	(0.3)
Net cash (used in) provided by financing activities	(745.4)	(47.7)	907.9	267.7
Net change in cash and cash equivalents	(41.6)	181.4	611.0	(36.7)
Cash and cash equivalents at beginning of year	1,053.7	872.3	261.3	298.0
Cash and cash equivalents at end of year	$1,012.1	$1,053.7	$872.3	$261.3
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2017 Form 10-K	F- 6

PEABODY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2014 - Predecessor	$—	$0.2	$2,386.0	$(467.1)	$1,373.0	$(764.8)	$1.7	$2,529.0
Net (loss) income	—	—	—	—	(1,965.3)	—	7.1	(1,958.2)
Net change in unrealized losses on available-for-sale securities (net of $0.1 tax benefit)	—	—	—	—	—	—	—	—
Net unrealized gains on cash flow hedges (net of $72.2 tax provision)	—	—	—	—	—	120.4	—	120.4
Postretirement plans and workers’ compensation obligations (net of $36.2 tax provision)	—	—	—	—	—	60.4	—	60.4
Foreign currency translation adjustment	—	—	—	—	—	(34.9)	—	(34.9)
Dividends paid	—	—	—	—	(1.4)	—	—	(1.4)
Share-based compensation for equity-classified awards	—	—	26.2	—	—	—	—	26.2
Employee stock purchases	—	—	3.4	—	—	—	—	3.4
Defined contribution plan share contribution	—	—	(1.4)	97.5	(76.5)	—	—	19.6
Purchase of interest of noncontrolling stockholders	—	—	(3.5)	—	—	—	(0.5)	(4.0)
Repurchase of employee common stock relinquished for tax withholding	—	—	—	(2.1)	—	—	—	(2.1)
Consolidation of noncontrolling interests	—	—	—	—	—	—	1.6	1.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.3)	(6.3)
Dividend payable to noncontrolling interests	—	—	—	—	—	—	(2.0)	(2.0)
December 31, 2015 - Predecessor	$—	$0.2	$2,410.7	$(371.7)	$(670.2)	$(618.9)	$1.6	$751.7
Net (loss) income	—	—	—	—	(729.3)	—	7.9	(721.4)
Net unrealized gains on cash flow hedges (net of $85.9 tax provision)	—	—	—	—	—	146.3	—	146.3
Postretirement plans and workers’ compensation obligations (net of $1.5 tax benefit)	—	—	—	—	—	(2.6)	—	(2.6)
Foreign currency translation adjustment	—	—	—	—	—	(1.8)	—	(1.8)
Share-based compensation for equity-classified awards	—	—	11.3	—	—	—	—	11.3
Repurchase of employee common stock relinquished for tax withholding	—	—	—	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
December 31, 2016 - Predecessor	$—	$0.2	$2,422.0	$(371.8)	$(1,399.5)	$(477.0)	$7.6	$181.5
Net (loss) income	—	—	—	—	(216.5)	—	4.8	(211.7)
Net realized losses on cash flow hedges (net of $9.1 net tax provision)	—	—	—	—	—	18.6	—	18.6
Postretirement plans and workers’ compensation obligations (net of $2.5 tax provision)	—	—	—	—	—	4.4	—	4.4
Foreign currency translation adjustment	—	—	—	—	—	5.5	—	5.5
Share-based compensation for equity-classified awards	—	—	1.9	—	—	—	—	1.9
Repurchase of employee common stock relinquished for tax withholding	—	—	—	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Elimination of Predecessor equity	—	(0.2)	(2,423.9)	371.9	1,616.0	448.5	(12.3)	—
April 1, 2017 - Predecessor	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of Successor equity	1,305.4	0.7	1,774.9	—	—	—	50.9	3,131.9
April 2, 2017 - Successor	$1,305.4	$0.7	$1,774.9	$—	$—	$—	$50.9	$3,131.9
Net income	—	—	—	—	678.1	—	15.2	693.3
Foreign currency translation adjustment	—	—	—	—	—	1.4	—	1.4
Warrant conversions	—	0.1	(0.1)	—	—	—	—	—
Series A Convertible Preferred Stock conversions	(748.2)	0.2	796.7	—	(48.7)	—	—	—
Series A Convertible Preferred Stock dividends	18.8	—	(3.0)	—	(15.8)	—	—	—
Share-based compensation for equity-classified awards	—	—	21.8	—	—	—	—	21.8
Common stock repurchases	—	—	—	(175.7)	—	—	—	(175.7)
Repurchase of employee common stock relinquished for tax withholding	—	—	—	(0.2)	—	—	—	(0.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(16.7)	(16.7)
December 31, 2017 - Successor	$576.0	$1.0	$2,590.3	$(175.9)	$613.6	$1.4	$49.4	$3,655.8
See accompanying notes to consolidated financial statements

Peabody Energy Corporation	2017 Form 10-K	F- 7

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Peabody Energy Corporation (PEC) and its affiliates. The Company, or Peabody, are used interchangeably to refer to Peabody Energy Corporation, to Peabody Energy Corporation and its subsidiaries, or to such subsidiaries, as appropriate to the context. Interests in subsidiaries controlled by the Company are consolidated with any outside stockholder interests reflected as noncontrolling interests, except when the Company has an undivided interest in an unincorporated joint venture. In those cases, the Company includes its proportionate share in the assets, liabilities, revenues and expenses of the jointly controlled entities within each applicable line item of the consolidated financial statements. All intercompany transactions, profits and balances have been eliminated in consolidation.
Description of Business
The Company is engaged in the mining of thermal coal for sale primarily to electric utilities and metallurgical coal for sale to industrial customers. The Company’s mining operations are located in the United States (U.S.) and Australia, including an equity-affiliate mining operation in Australia. The Company also markets and brokers coal from other coal producers, both as principal and agent, and trades coal and freight-related contracts through trading and business offices in the U.S., Australia, China, and the United Kingdom. The Company’s other energy-related commercial activities include managing its coal reserve and real estate holdings and supporting the development of clean coal technologies.
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
For periods subsequent to filing the Bankruptcy Petitions, the Company applied the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852, “Reorganizations”, in preparing its consolidated financial statements. ASC 852 requires that financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred in the bankruptcy proceedings were recorded in “Reorganization items, net” in the consolidated statements of operations. In addition, the pre-petition obligations that were impacted by the bankruptcy reorganization process were classified as “Liabilities subject to compromise” in the accompanying consolidated balance sheet at December 31, 2016.
On January 27, 2017, the Debtors filed with the Bankruptcy Court the Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as further modified, the Plan) and the Second Amended Disclosure Statement with Respect to the Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (previous versions of the Plan and Disclosure Statement were filed with the Bankruptcy Court on December 22, 2016 and January 25, 2017). Subsequently, the Debtors solicited votes on the Plan. On March 15, 2017, the Debtors filed a revised version of the Plan and on March 16, 2017, the Bankruptcy Court held a hearing to determine whether the Plan should be confirmed. On March 17, 2017, the Bankruptcy Court entered an order, Docket No. 2763 (the Confirmation Order), confirming the Plan. On April 3, 2017, (the Effective Date), the Debtors satisfied the conditions to effectiveness set forth in the Plan, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases.
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

Peabody Energy Corporation	2017 Form 10-K	F- 8

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon adoption of fresh start reporting, the Company became a new entity for financial reporting purposes, reflecting the Successor (as defined below) capital structure. As a result, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss) for financial reporting purposes. The Company selected an accounting convenience date of April 1, 2017 for purposes of applying fresh start reporting as the activity between the convenience date and the Effective Date does not result in a material difference in the results. References to “Successor” in the financial statements and accompanying footnotes are in reference to reporting dates on or after April 2, 2017; references to “Predecessor” in the financial statements and accompanying footnotes are in reference to reporting dates through April 1, 2017 which includes the impact of the Plan provisions and the application of fresh start reporting. As such, the Company’s financial statements for the Successor will not be comparable in many respects to its financial statements for periods prior to the adoption of fresh start reporting and prior to the accounting for the effects of the Plan. For further information on the Plan and fresh start reporting, see Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting.”
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
Accounting Standards Not Yet Implemented
Revenue Recognition. In May 2014, the FASB issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. The standard also requires entities to disclose sufficient qualitative and quantitative information to enable financial statement users to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.
The new standard will be effective for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company), with early adoption permitted. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to its coal sales will remain consistent with its current practice. The Company has reviewed its portfolio of coal sales contracts and the various terms and clauses within each contract and believes it is unlikely that its revenue recognition policies for such contracts will be materially impacted by the standard. The Company has also evaluated other revenue streams to determine the impact related to the adoption of the standard, as well as potential disclosures required by the standard. The Company will adopt the new revenue guidance effective January 1, 2018 under the modified retrospective approach, by recognizing the cumulative effect of initially applying the new standard as a decrease to the opening balance of retained earnings. This adjustment is estimated to be less than $15 million, with an immaterial impact to the Company’s total revenue and net income prospectively.
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

Peabody Energy Corporation	2017 Form 10-K	F- 9

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
Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued accounting guidance to amend the classification of certain cash receipts and cash payments in the statement of cash flows to reduce diversity in practice. The new guidance will be effective for fiscal years beginning after December 15, 2017 (January 1, 2018 for the Company) and interim periods therein, with early adoption permitted. The amendments in the classification should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The classification requirements under the new guidance are either consistent with the Company’s current practices or are not applicable to its activities, and as such, are not expected to have a material impact on classification of cash receipts and cash payments in the Company’s statements of cash flows.
Restricted Cash. In November 2016, the FASB issued accounting guidance which will reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance will be effective retrospectively for fiscal years beginning after December 15, 2017 (January 1, 2018 for the Company) and interim periods therein, with early adoption permitted. As a result of this guidance, the Company will combine restricted cash with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on its statements of cash flows.
Compensation - Retirement Benefits. In March 2017, the FASB issued accounting guidance which requires employers that sponsor defined benefit pension and other postretirement plans to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The new guidance will be effective retrospectively for fiscal years beginning after December 15, 2017 (January 1, 2018 for the Company) and interim periods therein, with early adoption permitted. While adoption of this guidance will impact financial statement presentation, it will not materially impact the Company’s results of operations, financial condition, or cash flows.
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
Sales
The majority of the Company’s revenue is derived from coal sales (excluding trading and brokerage transactions). The Company’s revenue from coal sales is realized and earned when risk of loss passes to the customer. Under the typical terms of the Company’s coal supply agreements, title and risk of loss transfer to the customer at the mine or port, where coal is loaded to the transportation source(s) that serves each of the Company’s mines. The Company incurs certain “add-on” taxes and fees on coal sales. Reported coal sales include taxes and fees charged by various federal and state governmental bodies and the freight charged on destination customer contracts.

Peabody Energy Corporation	2017 Form 10-K	F- 10

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s U.S. operating platform primarily sells thermal coal to electric utilities in the U.S. under long-term contracts, with a portion sold into the seaborne markets as market conditions warrant. A significant portion of the coal production from the U.S. mining segments is sold under long-term supply agreements, and customers of those segments continue to pursue long-term sales agreements in recognition of the importance of reliability, service and predictable coal prices to their operations. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of those agreements may vary in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions.
The Company's Australian operating platform is primarily export focused with customers spread across several countries, while a portion of the metallurgical and thermal coal is sold within Australia. Generally, revenues from individual countries vary year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. A majority of these sales are executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Industry commercial practice, and the Company’s typical practice, is to negotiate pricing for those metallurgical and seaborne thermal coal contracts on a quarterly and annual basis, respectively, with a portion sold and priced on a shorter-term basis. The portion of volume priced on a shorter-term basis has increased in recent years.
Many of the Company’s coal supply agreements contain provisions that permit the parties to adjust the contract price upward or downward at specified times. These contract prices may be adjusted based on inflation or deflation and/or changes in the factors affecting the cost of producing coal, such as taxes, fees, royalties and changes in the laws regulating the mining, production, sale or use of coal. In a limited number of contracts, failure of the parties to agree on a price under those provisions may allow either party to terminate the contract. The Company sometimes experiences a reduction in coal prices in new long-term coal supply agreements replacing some of its expiring contracts. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or the customer during the duration of specified events beyond the control of the affected party. Most of the coal supply agreements contain provisions requiring the Company to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, grindability and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. Moreover, some of these agreements allow the Company’s customers to terminate their contracts in the event of changes in regulations affecting the industry that restrict the use or type of coal permissible at the customer’s plant or increase the price of coal beyond specified limits.
Other Revenues
"Other revenues" may include net revenues from coal trading activities as discussed in Note 8. "Coal Trading," as well as coal sales revenues that were derived from the Company’s mining operations and sold through the Company’s coal trading business. Also included are revenues from customer contract-related payments, royalties related to coal lease agreements, sales agency commissions, farm income, and property and facility rentals. Royalty income generally results from the lease or sublease of mineral rights to third parties, with payments based upon a percentage of the selling price or an amount per ton of coal produced.
Discontinued Operations and Assets Held for Sale
The Company classifies items within discontinued operations in the consolidated financial statements when the operations and cash flows of a particular component of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal (by sale or otherwise) and represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. Refer to Note 4. “Discontinued Operations” for additional details related to discontinued operations.
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.
Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable from customers. Customers are invoiced as coal is shipped or at periodic intervals in accordance with contractual terms. Payments are generally received within thirty days of invoicing.

Peabody Energy Corporation	2017 Form 10-K	F- 11

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
Coal inventory is valued at the lower of average cost or net realizable value. Coal inventory costs include labor, supplies, equipment (including depreciation thereto) and operating overhead and other related costs incurred at or on behalf of the mining location. Net realizable value considers the projected future sales price of the particular coal product, less applicable selling costs, and, in the case of raw coal, estimated remaining processing costs. The valuation of coal inventory is subject to several additional estimates, including those related to ground and aerial surveys used to measure quantities and processing recovery rates.
Materials and supplies inventory is valued at the lower of average cost or net realizable value, less a reserve for obsolete or surplus items. This reserve incorporates several factors, such as anticipated usage, inventory turnover and inventory levels.
Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Capitalized interest in all periods presented was immaterial. Expenditures which extend the useful lives of existing plant and equipment assets are capitalized. Maintenance and repairs are charged to operating costs as incurred. Costs incurred to develop coal mines or to expand the capacity of operating mines are capitalized. Costs incurred to maintain current production capacity at a mine are charged to operating costs as incurred. Costs to acquire computer hardware and the development and/or purchase of software for internal use are capitalized and depreciated over the estimated useful lives.
Coal reserves are recorded at cost, or at fair value in the case of nonmonetary exchanges of reserves or business acquisitions.
Depletion of coal reserves and amortization of advance royalties is computed using the units-of-production method utilizing only proven and probable reserves (as adjusted for recoverability factors) in the depletion base. Mine development costs are principally amortized over the estimated lives of the mines using the straight-line method. Depreciation of plant and equipment is computed using the straight-line method over the shorter of the asset’s estimated useful life or the life of the mine. The estimated useful lives by category of assets are as follows:

Years
Building and improvements	2 to 28
Machinery and equipment	2 to 28
Leasehold improvements	Shorter of Useful Life or Remaining Life of Lease
Equity and Cost Method Investments
The Company accounts for its investments in less than majority owned corporate joint ventures under either the equity or cost method. The Company applies the equity method to investments in joint ventures when it has the ability to exercise significant influence over the operating and financial policies of the joint venture. Investments accounted for under the equity method are initially recorded at cost and any difference between the cost of the Company’s investment and the underlying equity in the net assets of the joint venture at the investment date is amortized over the lives of the related assets that gave rise to the difference. The Company’s pro-rata share of the operating results of joint ventures and basis difference amortization is reported in the consolidated statements of operations in “(Income) loss from equity affiliates.” Similarly, the Company’s pro-rata share of the cumulative foreign currency translation adjustment of its equity method investments whose functional currency is not the U.S. dollar is reported in the consolidated balance sheet as a component of “Accumulated other comprehensive income (loss),” with periodic changes thereto reflected in the consolidated statements of comprehensive income.

Peabody Energy Corporation	2017 Form 10-K	F- 12

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company monitors its equity and cost method investments for indicators that a decrease in investment value has occurred that is other than temporary. Examples of such indicators include a sustained history of operating losses and adverse changes in earnings and cash flow outlook. In the absence of quoted market prices for an investment, discounted cash flow projections are used to assess fair value, the underlying assumptions to which are generally considered unobservable Level 3 inputs under the fair value hierarchy. If the fair value of an investment is determined to be below its carrying value and that loss in fair value is deemed other than temporary, an impairment loss is recognized. Refer to Note 3. “Asset Impairment” and Note 6. “Investments” for details regarding other-than-temporary impairment losses of $276.5 million recorded during the year ended December 31, 2015 related to certain of the Company’s equity and cost method investments. No such impairment losses were recorded during the Successor period April 2 through December 31, 2017, or the Predecessor periods January 1 through April 1, 2017 and the year ended December 31, 2016.
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
A determination of the amount of reserves required for these matters is made after considerable analysis of each individual issue. The Company accrues for legal and environmental matters within “Operating costs and expenses” when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company provides disclosure surrounding loss contingencies when it believes that it is at least reasonably possible that a material loss may be incurred or an exposure to loss in excess of amounts already accrued may exist. Adjustments to contingent liabilities are made when additional information becomes available that affects the amount of estimated loss, which information may include changes in facts and circumstances, changes in interpretations of law in the relevant courts, the results of new or updated environmental remediation cost studies and the ongoing consideration of trends in environmental remediation costs.
Accrued contingent liabilities exclude claims against third parties and are not discounted. The current portion of these accruals is included in “Accounts payables and accrued expenses” and the long-term portion is included in “Other noncurrent liabilities” in the consolidated balance sheets. In general, legal fees related to environmental remediation and litigation are charged to expense. The Company includes the interest component of any litigation-related penalties within “Interest expense” in the consolidated statements of operations.
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

Peabody Energy Corporation	2017 Form 10-K	F- 13

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
Postretirement Health Care and Life Insurance Benefits
The Company accounts for postretirement benefits other than pensions by accruing the costs of benefits to be provided over the employees’ period of active service. These costs are determined on an actuarial basis. The Company’s consolidated balance sheets reflect the accumulated postretirement benefit obligations of its postretirement benefit plans. The Company accounts for changes in its postretirement benefit obligations as a settlement when an irrevocable action has been effected that relieves the Company of its actuarially-determined liability to individual plan participants and removes substantial risk surrounding the nature, amount and timing of the obligation’s funding and the assets used to effect the settlement. See Note 16. “Postretirement Health Care and Life Insurance Benefits” for information related to postretirement benefits.
Pension Plans
The Company sponsors non-contributory defined benefit pension plans accounted for by accruing the cost to provide the benefits over the employees’ period of active service. These costs are determined on an actuarial basis. The Company’s consolidated balance sheets reflect the funded status of the defined benefit pension plans. See Note 17. “Pension and Savings Plans” for information related to pension plans.
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
Included as a component of “Restructuring charges” in the Company’s consolidated statements of operations for the Successor period April 2 through December 31, 2017 and the Predecessor years ended December 31, 2016 and 2015 were aggregate restructuring charges of $7.6 million, $15.5 million and $23.5 million, respectively, primarily associated with voluntary and involuntary workforce reductions. There were no restructuring charges during the Predecessor period January 1 through April 1, 2017. All of the cash expenditures associated with the charges recognized in 2017 will be paid in 2018.
Derivatives
The Company recognizes at fair value all contracts meeting the definition of a derivative as assets or liabilities in the consolidated balance sheets, with the exception of certain coal trading contracts for which the Company has elected to apply a normal purchases and normal sales exception.
With respect to derivatives used in hedging activities, the Company assesses, both at inception and at least quarterly thereafter, whether such derivatives are highly effective at offsetting the changes in the anticipated exposure of the hedged item. The effective portion of the change in the fair value of derivatives designated as a cash flow hedge is recorded in “Accumulated other comprehensive income (loss)” until the hedged transaction impacts reported earnings, at which time any gain or loss is reclassified to earnings. To the extent that periodic changes in the fair value of derivatives deemed highly effective exceeds such changes in the hedged item, the ineffective portion of the periodic non-cash changes are recorded in earnings in the period of the change. If the hedge ceases to qualify for hedge accounting, the Company prospectively recognizes changes in the fair value of the instrument in earnings in the period of the change. The potential for hedge ineffectiveness is present in the design of certain of the Company’s cash flow hedge relationships and is discussed in detail in Note 7. “Derivatives and Fair Value Measurements” and Note 8. “Coal Trading.” Gains or losses from derivative financial instruments designated as fair value hedges are recognized immediately in earnings, along with the offsetting gain or loss related to the underlying hedged item.
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

Peabody Energy Corporation	2017 Form 10-K	F- 14

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations
The Company accounts for business combinations using the purchase method of accounting. The purchase method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.
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
When indicators of impairment are present, the Company evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. As quoted market prices are unavailable for the Company’s individual mining operations, fair value is determined through the use of an expected present value technique based on the income approach, except for non-strategic coal reserves, surface lands and undeveloped coal properties excluded from the Company’s long-range mine planning. In those cases, a market approach is utilized based on the most comparable market multiples available. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Company’s long-lived mining assets are derived from those developed in connection with the Company’s planning and budgeting process. The Company believes its assumptions to be consistent with those a market participant would use for valuation purposes. The most critical assumptions underlying the Company’s projections and fair value estimates include those surrounding future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs, foreign currency exchange rates and a risk-adjusted, after-tax cost of capital (all of which generally constitute unobservable Level 3 inputs under the fair value hierarchy), in addition to market multiples for non-strategic coal reserves, surface lands and undeveloped coal properties excluded from the Company’s long-range mine planning (which generally constitute Level 2 inputs under the fair value hierarchy).
Refer to Note 3. “Asset Impairment” for details regarding impairment charges related to long-lived assets of $30.5 million, $247.9 million, and $1,001.3 million recognized during the Predecessor period January 1 through April 1, 2017 and the years ended December 31, 2016 and 2015, respectively. There were no impairment charges related to long-lived assets during the Successor period April 2 through December 31, 2017.
Fair Value
For assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Peabody Energy Corporation	2017 Form 10-K	F- 15

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency
Functional currency is determined by the primary economic environment in which an entity operates, which for the Company’s foreign operations is generally the U.S. dollar because sales prices in international coal markets and the Company’s sources of financing those operations are denominated in that currency. Accordingly, substantially all of the Company’s consolidated foreign subsidiaries utilize the U.S. dollar as their functional currency. Monetary assets and liabilities are remeasured at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement related to tax balances are included as a component of “Income tax benefit,” while all other remeasurement gains and losses are included in “Operating costs and expenses.” The total impact of foreign currency remeasurement on the consolidated statements of operations was a net gain of $0.7 million and $10.6 million for the Successor period April 2 through December 31, 2017 and the Predecessor period January 1 through April 1, 2017, respectively, and a net loss of $7.4 million and $6.4 million for the years ended December 31, 2016 and 2015, respectively.
The Company owns a 50% equity interest Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. Middlemount utilizes the Australian dollar as its functional currency. Accordingly, the assets and liabilities of that equity investee are translated to U.S. dollars at the year-end exchange rate and income and expense accounts are translated at the average rate in effect during the year. The Company’s pro-rata share of the translation gains and losses of the equity investee are recorded as a component of “Accumulated other comprehensive income (loss).” Australian dollar denominated stockholder loans to the Middlemount Mine, which are long term in nature, are considered part of the Company’s net investment in that operation. Accordingly, foreign currency gains or losses on those loans are recorded as a component of foreign currency translation adjustment. The Company recorded foreign currency translation gains of $1.4 million and $5.5 million for the Successor period April 2 through December 31, 2017 and the Predecessor period January 1 through April 1, 2017, respectively, and losses of $1.8 million and $34.9 million for the years ended December 31, 2016 and 2015, respectively.
Share-Based Compensation
The Company accounts for share-based compensation at the grant date fair value of awards and recognizes the related expense over the service period of the awards. See Note 19. “Share-Based Compensation” for information related to share-based compensation.
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
Use of Estimates in the Preparation of the Consolidated Financial Statements
These consolidated financial statements have been prepared in conformity with U.S. GAAP. In doing so, estimates and assumptions are made that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and on various other assumptions deemed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The Company’s actual results may differ materially from these estimates. Significant estimates inherent in the preparation of these consolidated financial statements include, but are not limited to, accounting for sales and cost recognition, postretirement benefit plans, environmental receivables and liabilities, asset retirement obligations, evaluation of long-lived assets for impairment, income taxes including deferred tax assets, fair value measurements and contingencies.

Peabody Energy Corporation	2017 Form 10-K	F- 16

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Emergence from the Chapter 11 Cases and Fresh Start Reporting
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

The new debt and equity instruments comprising the Successor Company’s capital structure are further described below.

Peabody Energy Corporation	2017 Form 10-K	F- 17

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

United Mine Workers of America 1974 Pension Plan Claim (Classes 7A - 7E)	$75 million in cash paid over five years. See Note 4. “Discontinued Operations,” for additional details.

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

Section 510(b) Claims (Class 10A)	No recovery.

Peabody Energy Equity Interests (Class 11A)	No recovery, as further described under Cancellation of Prior Common Stock below.

Peabody Energy Corporation	2017 Form 10-K	F- 18

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
Current Equity Structure
During the period April 2 through December 31, 2017, the Company made repurchases of approximately 5.8 million shares of its Common Stock pursuant to its share repurchase program, as described in Note 18. “Stockholders’ Equity”. As of December 31, 2017, the Company would have had approximately 130.7 million shares of Common Stock outstanding, assuming full conversion of the Preferred Stock (including make-whole shares issuable upon conversion of the Preferred Stock). This amount excludes approximately 3.5 million shares of Common Stock which underlie unvested equity awards granted under the 2017 Incentive Plan (as defined below).

Peabody Energy Corporation	2017 Form 10-K	F- 19

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Forms of Equity Authorized under the Company’s Certificate of Incorporation
As noted on the accompanying consolidated balance sheets, the Company’s Fourth Amended and Restated Certificate of Incorporation authorizes the issuances of additional series of preferred stock, as well as series common stock. Other than the Series A Convertible Preferred Stock, no other series of preferred stock is outstanding as of December 31, 2017. Additionally, as of December 31, 2017, no series common stock is outstanding. A copy of the Company’s Fourth Amended and Restated Certificate of Incorporation is included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017.
Preferred Stock
Prior to the Mandatory Conversion (as defined below), the Preferred Stock accrued dividends at a rate of 8.5% per year, payable in-kind semi-annually on April 30 and October 31 of each year as additional shares of Series A Convertible Preferred Stock, and could be converted into a number of shares of Common Stock as described below.
The Preferred Stock was convertible into Common Stock at any time, at the option of the holders at an initial conversion price of $16.25, representing a discount of 35% to the equity value assigned to the Common Stock by the Plan (subject to customary anti-dilution adjustments, the Conversion Price). Beginning on the Effective Date, each outstanding share of Preferred Stock would automatically convert into a number of shares of Common Stock at the Conversion Price (such conversion, the Mandatory Conversion) if the volume weighted average price of the Common Stock exceeded $32.50 (the Conversion Threshold) for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period (such period, the Mandatory Conversion Period). On January 31, 2018, the requirements for a Mandatory Conversion were met and the then outstanding 13.2 million shares of Preferred Stock were automatically converted into 24.8 million shares of Common Stock. As a result of the Mandatory Conversion, the Company expects to record a non-cash preferred dividend charge of approximately $103 million in the the first quarter of 2018.
Upon the Mandatory Conversion of the Preferred Stock, holders of the Preferred Stock were deemed to have (1) received dividends through the last payment of dividends prior to the conversion, including dividends received on prior dividends, to the extent accrued and not previously paid; and (2) dividends on the shares of Preferred Stock then outstanding and any shares deemed issued pursuant to the preceding clause accruing from the last dividend date preceding the date of the conversion through, but not including, the three year anniversary of their initial issuance, and all dividends on prior dividends.
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

Peabody Energy Corporation	2017 Form 10-K	F- 20

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
The Successor Notes are further described in Note 13. “Current and Long-term Debt” and copies of the indenture documents underlying the Successor Notes are incorporated as Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017.
Successor Credit Agreement
In connection with an exit facility commitment letter, on the Effective Date, the Company entered into a credit agreement, dated as of April 3, 2017, among the Company, as Borrower, Goldman Sachs Bank USA, as Administrative Agent, and other lenders party thereto (the Successor Credit Agreement). The Successor Credit Agreement originally provided for a $950.0 million senior secured term loan, which matures in 2022 and prior to the amendment described in Note 13. “Current and Long-term Debt,” bore interest at LIBOR plus 4.50% per annum with a 1.00% LIBOR floor. Following the amendment the loan bears interest at LIBOR plus 3.50% per annum with a 1.00% LIBOR floor. On the Effective Date, the proceeds from the Successor Credit Agreement were used to repay the predecessor first lien obligations.
The Successor Credit Agreement and the amendment are further described in Note 13. “Current and Long-term Debt.” A copy of the Successor Credit Agreement is included as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017 and a copy of the amendment is included as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 18, 2017.
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
The Receivables Purchase Agreement is further described in Note 24. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees” and a copy of the Receivables Purchase Agreement is included as Exhibit 10.4 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017.

Peabody Energy Corporation	2017 Form 10-K	F- 21

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
Unless otherwise determined by the Company’s Board of Directors (the Board), the compensation committee of the Board will administer the 2017 Incentive Plan. The 2017 Incentive Plan generally provides for the following types of awards:

•	options (including non-qualified stock options and incentive stock options);

•	stock appreciation rights;

•	restricted stock;

•	restricted stock units;

•	deferred stock;

•	performance units;

•	dividend equivalents; and

•	cash incentive awards.

Peabody Energy Corporation	2017 Form 10-K	F- 22

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate number of shares of Common Stock reserved for issuance pursuant to the 2017 Incentive Plan is approximately 14.0 million. The 2017 Incentive Plan will remain in effect, subject to the right of the Board to terminate the 2017 Incentive Plan at any time, subject to certain restrictions, until the earlier to occur of (a) the date all shares of Common Stock subject to the 2017 Incentive Plan are purchased or acquired and the restrictions on all restricted stock granted under the 2017 Incentive Plan have lapsed, according to the 2017 Incentive Plan’s provisions, and (b) ten years from the Effective Date.
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
The DCF analysis is a forward-looking enterprise valuation methodology that estimates the value of an asset or business by calculating the present value of expected future cash flows by that asset or business. The basis of the DCF analysis was the Company’s prepared projections which included a variety of estimates and assumptions, such as pricing and demand for coal. The Company’s pricing was based on its view of the market taking into account third-party forward pricing curves adjusted for the quality of products sold by the Company. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. Changes in these estimates and assumptions may have a significant effect on the determination of the Company’s enterprise value. The assumptions used in the calculations for the DCF analysis included projected revenue, cost and cash flows for the nine months ending December 31, 2017 through each respective mine life and represented the Company’s best estimates at the time the analysis was prepared. The DCF analysis was completed using discount rates ranging from 11% to 14.5%. The DCF analysis involves complex considerations and judgments concerning appropriate discount rates. Due to the unobservable inputs to the valuation, the fair value would be considered Level 3 in the fair value hierarchy.
Grant of Emergence Awards
On the Effective Date, the Company granted restricted stock units under the 2017 Incentive Plan and the terms of the relevant restricted stock unit agreement to all employees, including its executive officers (the Emergence Awards). The fair value of the Emergence Awards on the Effective Date was approximately $80 million. The Emergence Awards granted to the Company’s executive officers generally will vest ratably on each of the first three anniversaries of the Effective Date, subject to, among other things, each such executive officer’s continued employment with the Company. The Emergence Awards will become fully vested upon each such executive officer’s termination of employment by the Company and its subsidiaries without Cause or by the executive for Good Reason (each, as defined in the 2017 Incentive Plan or award agreement) or due to a termination of employment with the Company and its subsidiaries by reason of death or Disability (as defined in the 2017 Incentive Plan or award agreement). In order to receive the Emergence Awards, the executive officers were required to execute restrictive covenant agreements protecting the Company’s interests.
Copies of the 2017 Incentive Plan and related documents are included as Exhibits 10.7 and 10.8 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017.

Peabody Energy Corporation	2017 Form 10-K	F- 23

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of Plan and Fresh Start Reporting Adjustments
The following balance sheet illustrates the impacts of the implementation of the Plan and the application of fresh start reporting, which results in the opening balance sheet of the Successor company.

As of April 1, 2017	Predecessor (a)	Effect of Plan (b)		Fresh Start Adjustments (c)		Successor
	(Dollars in millions)
ASSETS
Current assets
Cash and cash equivalents	$1,068.1	$(14.4)	(d)	$—		$1,053.7
Restricted cash	80.7	(54.7)	(d)	—		26.0
Successor Notes issuance proceeds - restricted cash	1,000.0	(1,000.0)	(d)	—		—
Accounts receivable, net	312.1	—		—		312.1
Inventories	250.8	—		70.1	(k)	320.9
Assets from coal trading activities, net	0.6	—		—		0.6
Other current assets	493.9	(18.1)	(e)	(333.0)	(l)	142.8
Total current assets	3,206.2	(1,087.2)		(262.9)		1,856.1
Property, plant, equipment and mine development, net	8,653.9	—		(3,461.4)	(m)	5,192.5
Investments and other assets	976.4	3.9	(f)	238.0	(n)	1,218.3
Total assets	$12,836.5	$(1,083.3)		$(3,486.3)		$8,266.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$18.2	$9.5	(g)	$—		$27.7
Liabilities from coal trading activities, net	0.7	—		—		0.7
Accounts payable and accrued expenses	967.3	257.6	(h)	14.8	(o)	1,239.7
Total current liabilities	986.2	267.1		14.8		1,268.1
Long-term debt, less current portion	950.5	903.2	(g)	—		1,853.7
Deferred income taxes	179.2	—		(177.8)	(p)	1.4
Asset retirement obligations	707.0	—		(73.9)	(q)	633.1
Accrued postretirement benefit costs	753.9	—		(6.9)	(r)	747.0
Other noncurrent liabilities	511.1	—		120.6	(s)	631.7
Total liabilities not subject to compromise	4,087.9	1,170.3		(123.2)		5,135.0
Liabilities subject to compromise	8,416.7	(8,416.7)	(i)	—		—
Total liabilities	12,504.6	(7,246.4)		(123.2)		5,135.0
Stockholders’ equity
Common Stock (Predecessor)	0.2	(0.2)	(j)	—		—
Common Stock (Successor)	—	0.7	(b)	—		0.7
Series A Preferred Stock (Successor)	—	1,305.4	(b)	—		1,305.4
Additional paid-in capital (Predecessor)	2,423.9	(2,423.9)	(j)	—		—
Additional paid-in capital (Successor)	—	1,774.9	(b)	—		1,774.9
Treasury stock, at cost	(371.9)	371.9	(j)	—		—
Accumulated deficit	(1,284.1)	5,134.3	(j)	(3,850.2)	(t)	—
Accumulated other comprehensive loss	(448.5)	—		448.5	(t)	—
Peabody Energy Corporation stockholders’ equity	319.6	6,163.1		(3,401.7)		3,081.0
Noncontrolling interests	12.3	—		38.6	(u)	50.9
Total stockholders’ equity	331.9	6,163.1		(3,363.1)		3,131.9
Total liabilities and stockholders’ equity	$12,836.5	$(1,083.3)		$(3,486.3)		$8,266.9

Peabody Energy Corporation	2017 Form 10-K	F- 24

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Represents the Predecessor consolidated balance sheet at April 1, 2017.

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

(c)	Represents the fresh start reporting adjustments required to record the assets and liabilities of the Company at fair value.

(d)	The following table reflects the sources and uses of cash and restricted cash at emergence:

(Dollars in millions)
Sources:
Private placement and rights offering	$1,500.0
Net proceeds from Senior Secured Term Loan	912.7
Escrowed interest from Successor Notes offering	8.0
Net impact on collateral requirements	11.6
Uses:
Payments to secured lenders	(3,489.2)
Professional fees	(8.3)
Securitization facility deferred financing costs	(3.9)
Total cash outflow at emergence	$(1,069.1)

Peabody Energy Corporation	2017 Form 10-K	F- 25

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Primarily represents the write off of deferred financing costs associated with the cancellation and discharge of Predecessor revolving debt obligations.

(f)	Represents the payment of deferred financing costs associated with the Receivables Purchase Agreement.

(g)
Represents a new $950 million Senior Secured Term Loan, net of an original issue discount and deferred financing costs of $37.3 million, as contemplated by the Plan. Under the Plan, the Company also issued $1.0 billion of Successor Notes, net of $49.5 million of deferred financing costs. The Successor Notes and the related proceeds held in escrow were included on the Company’s unaudited condensed consolidated balance sheet at March 31, 2017. The new debt instruments issued in accordance with the Plan are further described in Note 13. “Current and Long-term Debt.”

(h)	Represents an accrual to account for amounts paid subsequent to the Effective Date for professional fees and certain unsecured claims and settlements set forth in the Plan.

(i)
Liabilities subject to compromise include secured and unsecured liabilities incurred prior to the Petition Date. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 Cases and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. Additionally, liabilities subject to compromise also include certain items that were assumed under the Plan, and as such, were subsequently reclassified to liabilities not subject to compromise. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are subject to the injunction provisions set forth in the Plan, as discussed in Note 25. “Commitments and Contingencies”. Liabilities subject to compromise consisted of the following immediately prior to emergence and at December 31, 2016:

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

Peabody Energy Corporation	2017 Form 10-K	F- 26

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m)	Represents a $3,461.4 million reduction in property, plant and equipment to estimated fair value as discussed below:

	Predecessor	Fresh Start Adjustments	Successor
	(Dollars in millions)
Land and coal interests	$10,297.7	$(6,511.8)	$3,785.9
Buildings and improvements	1,479.3	(1,013.2)	466.1
Machinery and equipment	2,143.8	(1,203.3)	940.5
Less: Accumulated depreciation, depletion and amortization	(5,266.9)	5,266.9	—
Net impact on accumulated deficit	$8,653.9	$(3,461.4)	$5,192.5
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

(p)	Represents the tax impact of fresh start reporting. See also Note 11. “Income Taxes.”

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

Peabody Energy Corporation	2017 Form 10-K	F- 27

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

(t)	Represents the elimination of remaining equity balances in accordance with fresh start reporting requirements.

(u)	Represents adjustment to increase the book value of noncontrolling interests to fair value based on an estimate of the rights of the noncontrolling interests.
Reorganization Items, Net
The Company’s reorganization items for the period January 1 through April 1, 2017, and the year ended December 31, 2016 consisted of the following:

	Predecessor
	January 1 through April 1, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Gain on settlement of claims (per above)	$(3,031.2)	$—
Fresh start adjustments, net (per above)	3,363.1	—
Fresh start income tax adjustments, net	253.9	—
Loss on termination of derivative contracts	—	75.2
Professional fees	42.5	88.4
Accounts payable settlement gains	(0.7)	(1.8)
Interest income	(0.4)	(1.8)
Other	—	(1.0)
Reorganization items, net	$627.2	$159.0

Cash paid for “Reorganization items, net”	$45.8	$68.1
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
During the Successor period April 2, 2017 through December 31, 2017, the Company paid approximately $240.0 million related to professional fees and certain unsecured claims and settlements set forth in the Plan.

(3)	Asset Impairment
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

Peabody Energy Corporation	2017 Form 10-K	F- 28

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Successor Period April 2 through December 31, 2017
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting,” the Company adjusted the book values of its property, plant, equipment and mine development assets to estimated fair value in connection with fresh start reporting. During the Successor period April 2 through December 31, 2017, the Company recognized no impairment charges.
Predecessor Period January 1 through April 1, 2017
During the Predecessor period January 1 through April 1, 2017, the Company recognized impairment charges of $30.5 million related to terminated coal lease contracts in the Midwestern United States.
Year Ended December 31, 2016
The following costs are reflected in “Asset impairment” in the consolidated statement of operations for the year ended December 31, 2016:

	Predecessor
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
Corporate and Other
During a 2016 review of its asset portfolio and prepetition leases, the Company identified certain non-strategic Midwestern coal reserves held under lease that were determined to be uneconomical to be mined in the future. As a result, the Company rejected certain leases and recognized an aggregate impairment charge of $37.5 million. The Company also recognized a $17.2 million impairment charge to record at fair value certain non-strategic Australian metallurgical assets classified as held for sale. For additional information regarding those divested assets, refer to Note 21. “Resource Management, Acquisitions and Other Commercial Events”.

Peabody Energy Corporation	2017 Form 10-K	F- 29

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2015
The following costs are reflected in “Asset impairment” in the consolidated statement of operations for the year ended December 31, 2015:

	Predecessor
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
Midwestern U.S. Mining
The Company identified indicators of impairment to be present for one of its inactive surface mines due to the property no longer being part of the Company’s long-term mining plan as a result of the decline in thermal coal prices and a lack of observed interest from potential buyers in acquiring the asset. Accordingly, the Company recognized an impairment charge of $30.5 million to write down the asset to its estimated fair value.
Due to the severity of the decline in thermal coal pricing observed during 2015 and other adverse market conditions noted during 2015, the Company identified indicators of impairment to be present for one of its Midwestern U.S. Mining assets. Due to the adverse conditions, the Company’s long-term mining plan changed and the asset was no longer part of the long-term mining plan. Accordingly, the Company recognized an impairment charge of $9.7 million to write down the asset to its estimated fair value.
Corporate and Other
Long-lived Assets. In connection with a similar review of the Company’s asset portfolio conducted during 2015 to identify non-strategic domestic assets that could be monetized, the Company identified non-strategic, non-coal-supplying assets as held-for-sale rather than held-for-use as of December 31, 2015. Accordingly, the Company recognized an impairment charge of $182.2 million to write the assets down to estimated fair value.
The Company also identified indicators of impairment to be present for several of its non-strategic undeveloped coal properties that are no longer part of the Company’s long-term mining plan as a result of the decline in thermal coal prices and a lack of observed interest from potential buyers in acquiring those assets. Accordingly, the Company recognized an aggregate impairment charge of $86.2 million to write down the assets to their estimated fair value.

Peabody Energy Corporation	2017 Form 10-K	F- 30

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investment. Due to the impairment indicators noted above surrounding the Company’s Australian platform, the Company similarly reviewed its total investment in Middlemount, which owns the Middlemount Mine in Queensland, Australia, as of December 31, 2015. As a result of that review, the Company determined that the carrying value of its equity investment in Middlemount was other-than-temporarily impaired and recorded a charge of $46.6 million to write-off the investment.
The Company, along with the other equity interest holder, also periodically makes loans to Middlemount (Subordinated Loans) pursuant to the related stockholders’ agreement for purposes of funding capital expenditures and working capital requirements. The Company reviewed the loans for impairment and recorded a charge of $229.9 million to write down the full carrying value of the Subordinated Loans. The Subordinated Loans are provided on an equal and shared basis with the other equity interest holder, and the Company’s and the other equity interest holder’s claims under the Subordinated Loans are on equal footing. The Company also has priority loans to Middlemount (Priority Loans) which have seniority over the fully impaired Subordinated Loans. The Priority Loans amounted to $84.8 million and $65.2 million at December 31, 2016 and 2015, respectively, and were not impaired as of December 31, 2016 as the Company had the intent and ability to hold the loans to payoff and Middlemount had sufficient assets to settle.
The fair value estimates made during the Company’s impairment assessments were determined in accordance with the methods outlined in Note 1. “Summary of Significant Accounting Policies”, except in certain instances where indicative bids were received related to non-strategic assets being marketed for divestiture. In those instances, the indicative bids were also considered in estimating fair value.

(4)	Discontinued Operations
Discontinued operations include certain former Australian Thermal Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the years ended December 31, 2017, 2016 and 2015:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Loss from discontinued operations before income taxes	$(19.8)	$(16.2)	$(57.6)	$(182.2)
Income tax benefit	—	—	—	7.2
Loss from discontinued operations, net of income taxes	$(19.8)	$(16.2)	$(57.6)	$(175.0)
There were no significant revenues from discontinued operations during the years ended December 31, 2017, 2016 and 2015.

Peabody Energy Corporation	2017 Form 10-K	F- 31

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities of Discontinued Operations
Assets and liabilities classified as discontinued operations included in the Company’s consolidated balance sheets were as follows:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
Assets:
Other current assets	$0.3	$0.2
Investments and other assets	—	15.9
Total assets classified as discontinued operations	$0.3	$16.1

Liabilities:
Accounts payable and accrued expenses	$70.6	$55.9
Other noncurrent liabilities	170.0	198.5
Liabilities subject to compromise	—	20.9
Total liabilities classified as discontinued operations	$240.6	$275.3
Wilkie Creek Mine. In December 2013, the Company ceased production and started reclamation of the Wilkie Creek Mine in Queensland, Australia. On June 30, 2014, Queensland Bulk Handling Pty Ltd (QBH) commenced litigation against Peabody (Wilkie Creek) Pty Limited, the indirect wholly-owned subsidiary of the Company that owns the Wilkie Creek Mine, alleging breach of a Coal Port Services Agreement (CPSA) between the parties. Included in “Loss from discontinued operations, net of income taxes” for the year ended December 31, 2015 is a $9.7 million charge related to the settlement of that litigation. In September 2016, a settlement was reached under which the Company agreed to pay $13.0 million Australian dollars ($9.9 million USD) to QBH in a full and final settlement of all claims each party had against the other in relation to the CPSA litigation.
Patriot-Related Matters
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

Peabody Energy Corporation	2017 Form 10-K	F- 32

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability was $134.0 million at December 31, 2017, which was determined on an actuarial basis based on the best information available to the Company. In connection with the actuarial valuation, the Company recorded a mark-to-market adjustment of $7.9 million to increase the liability during the Successor period ended December 31, 2017. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
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
Under the terms of the Patriot spin-off, Patriot was primarily liable to the Combined Fund for the approximately $40.0 million of its subsidiaries’ obligations at that time. Once Patriot ceased meeting its obligations, the Company was held responsible for these costs and, as a result, recorded a “Loss from discontinued operations, net of income taxes” charge of $24.6 million during the year ended December 31, 2015. The Company recorded additional charges of $0.6 million during the Successor period April 2 through December 31, 2017 and $0.2 million and $1.2 million during the Predecessor period January 1 through April 1, 2017 and the year ended December 31, 2016, respectively. The Company made payments into the fund of $1.7 million during the Successor period April 2 through December 31, 2017 and $0.6 million during the Predecessor period January 1 through April 1, 2017 and estimates that the annual cash cost to fund these potential Combined Fund liabilities will range between $2 million and $3 million in the near-term, with those premiums expected to decline over time because the fund is closed to new participants. The liability related to the fund was $20.2 million at December 31, 2017.
UMWA 1974 Pension Plan (UMWA Plan) Litigation
On July 16, 2015, a lawsuit was filed by the UMWA Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the UMWA Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against PEC, PHC, a subsidiary of the Company, and Arch Coal, Inc. (Arch). The plaintiffs sought, pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA) and the Multiemployer Pension Plan Amendments Act of 1980 (MPPAA), a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants have statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. After a legal and arbitration process and with the approval of the Bankruptcy Court, on January 25, 2017, the UMWA Plan and the Debtors agreed to a settlement of the claim whereby the UMWA Plan will be entitled to $75 million to be paid by the Company in increments through 2021. In connection with the settlement, the Company recorded a liability representing the present value of the installments of $54.3 million and recognized an equivalent charge to “Loss from discontinued operations, net of income taxes” in the consolidated statement of operations for the year ended December 31, 2016. The balance of the liability was $46.0 million at December 31, 2017.

Peabody Energy Corporation	2017 Form 10-K	F- 33

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Inventories
Inventories as of December 31, 2017 and December 31, 2016 consisted of the following:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
Materials and supplies	$101.5	$104.5
Raw coal	78.1	29.6
Saleable coal	111.7	69.6
Inventories	$291.3	$203.7
Materials and supplies inventories presented above have been shown net of reserves of $0.6 million and $5.6 million as of December 31, 2017 and 2016, respectively.

(6)	Investments
Equity Method Investments
The Company’s equity method investments include its joint venture interest in Middlemount in addition to certain other equity method investments.
The table below summarizes the book value of those investments and related financing receivables, which are reported in “Investments and other assets” in the consolidated balance sheets, and the related “(Income) loss from equity affiliates”:

	Successor	Predecessor	Successor	Predecessor
	Book Value at		(Income) Loss from Equity Affiliates
	December 31, 2017	December 31, 2016	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Equity method investment and financing receivables related to Middlemount	$82.1	$84.8	$(48.6)	$(17.4)	$(22.6)	$7.0
Other equity method investments	1.7	0.5	(0.4)	2.4	6.4	8.9
Total equity method investments and financing receivables related to Middlemount	$83.8	$85.3	$(49.0)	$(15.0)	$(16.2)	$15.9
As noted in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting,” the carrying value of the equity method investments and financing receivables related to Middlemount was adjusted to fair value in connection with fresh start reporting based on the net present value of future cash flows associated with the Company’s 50% equity interest in Middlemount. As of December 31, 2017, the financing receivables are accounted for as in-substance common stock due to the limited fair value attributed to Middlemount’s equity.
From time to time, the Company makes loans to Middlemount pursuant to the related stockholders’ agreement for purposes of funding capital expenditures and working capital requirements. The Priority Loans (the amount loaned by the Company in excess of the amount loaned by the other stockholder) bear interest at a rate equal to the monthly average 30-day Australian Bank Bill Swap Reference Rate plus 3.50%. The Company received loan repayments and other cash payments from Middlemount of approximately $48 million during the Successor period April 2 through December 31, 2017 and approximately $31 million and $41 million during the Predecessor period January 1 through April 1, 2017 and the year ended December 31, 2016, respectively.
One of the Company’s Australian subsidiaries and the other stockholder of Middlemount are parties to an agreement, as amended from time to time, to provide a revolving loan (Revolving Loans) to Middlemount not to exceed $50.0 million Australian dollars (Revolving Loan Limit). The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the Revolving Loan Limit. The Revolving Loans bear interest at 15% per annum and expire on December 31, 2018. As of December 31, 2017 and 2016, the carrying values of the Revolving Loans due to the Company’s Australian subsidiary were zero.

Peabody Energy Corporation	2017 Form 10-K	F- 34

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the Successor period April 2 through December 31, 2017, and the Predecessor periods of January 1 through April 1, 2017, and the years ended December 31, 2016 and 2015, Middlemount generated revenues of approximately $193 million, $60 million, $183 million and $160 million (on a 50% basis). During the year ended December 31, 2015, due to sustained weakness in seaborne metallurgical coal prices that had persisted longer than the Company had previously anticipated, a history of operating losses at the mine and the magnitude of the difference between the estimated fair value and the carrying value of its equity investment, the Company determined the carrying value of its equity investment in Middlemount to be other-than-temporarily impaired. Correspondingly, the Company recorded an impairment charge of $46.6 million to write down the carrying value of its equity investment. The Company determined its Subordinated Loans to Middlemount were also fully impaired resulting in an additional impairment charge of $229.9 million. A total impairment charge related to Middlemount of $276.5 million was reflected in “Asset impairment” in the consolidated statement of operations for the year ended December 31, 2015. Refer to Note 3. “Asset Impairment” for additional background surrounding the impairment charge recognized in 2015.
Middlemount had current assets, noncurrent assets, current liabilities and noncurrent liabilities of $61.7 million, $232.2 million, $313.9 million and $41.2 million, respectively, as of December 31, 2017 and $47.3 million, $263.4 million, $363.5 million and $50.3 million, respectively, as of December 31, 2016 (on a 50% basis).

(7)	Derivatives and Fair Value Measurements
Risk Management — Corporate Hedging Activities
The Company is exposed to several risks in the normal course of business, including (1) foreign currency exchange rate risk for non-U.S. dollar expenditures and balances, (2) price risk on coal produced by and diesel fuel utilized in the Company’s mining operations and (3) interest rate risk that has been partially mitigated by fixed rates on long-term debt. The Company manages a portion of its price risk related to the sale of coal (excluding coal trading activities) using long-term coal supply agreements (those with terms longer than one year), rather than using derivative instruments. Derivative financial instruments have historically been used to manage the Company’s risk exposure to foreign currency exchange rate risk, primarily on Australian dollar expenditures made in its Australian mining platform. This risk was historically managed using forward contracts and options designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted foreign currency expenditures. The Company has also used derivative instruments to manage its exposure to the variability of diesel fuel prices used in production in the U.S. and Australia with swaps or options, which it has also designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted diesel fuel purchases. These risk management activities are collectively referred to as “Corporate Hedging” and are actively monitored for compliance with the Company’s risk management policies.
During the fourth quarter of 2015, the Company performed an assessment of its risk of nonperformance with respect to derivative financial instruments designated as cash flow hedges in light of three rating agencies downgrading the Company’s corporate credit rating during 2015 and declining financial results. The Company determined its hedging relationships were expected to be “highly effective” throughout 2015 based on its quarterly assessments. However, as a result of a deterioration in the Company’s credit profile, the Company could no longer conclude, as of December 31, 2015, that its hedging relationships were expected to be “highly effective” at offsetting the changes in the anticipated exposure of the hedged item. Therefore, the Company discontinued the application of cash flow hedge accounting subsequent to December 31, 2015 and changes in the fair value of derivative instruments have been recorded as operating costs and expenses in the accompanying consolidated statements of operations after that date. Previous fair value adjustments recorded in “Accumulated other comprehensive income (loss)” were frozen until the underlying transactions impacted the Company’s earnings.
The Company’s Bankruptcy Petitions constituted an event of default under the Company’s derivative financial instrument contracts and the counterparties terminated the agreements shortly thereafter in accordance with contractual terms. The terminated positions were first-lien obligations under the Company’s secured credit agreement dated September 24, 2013 (as amended, the 2013 Credit Facility). As of December 31, 2016, the resulting net settlement liability of $257.3 million was accounted for as a first lien prepetition liability subject to compromise without credit valuation adjustments. On the Effective Date, the net settlement liability was discharged in connection with the Plan, as further described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting.”

Peabody Energy Corporation	2017 Form 10-K	F- 35

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2017, the Company had no diesel fuel derivatives in place. Subsequent to the Effective Date, the Company entered into a series of currency options and, as of December 31, 2017, had currency options outstanding with aggregate notional amount of $1,125.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the first nine months of 2018. The instruments are quarterly average rate options whereby the Company is entitled to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.79 and $0.83 over the first nine months of 2018. The currency options are not expected to receive cash flow hedge accounting treatment and changes in fair value will be reflected in current earnings. At December 31, 2017, the currency options’ fair value of $4.2 million was included in “Other current assets” in the accompanying consolidated balance sheet.
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s Corporate Hedging derivatives during the period April 2 through December 31, 2017, January 1 through April 1, 2017 and the years ended December 31, 2016 and 2015:

		Successor
		April 2 through December 31, 2017
	Income Statement Classification	Total gain recognized in income	Gain realized in income on derivatives	Unrealized loss recognized in income on derivatives
Financial Instrument
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$1.8	$3.3	$(1.5)
Total		$1.8	$3.3	$(1.5)

		Predecessor
		January 1 through April 1, 2017
	Income Statement Classification	Total loss recognized in income	Loss reclassified from other comprehensive loss into income
Financial Instrument
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(11.0)	$(11.0)
Foreign currency forward contracts	Operating costs and expenses	(16.6)	(16.6)
Total		$(27.6)	$(27.6)

		Predecessor
		Year Ended December 31, 2016
	Income Statement Classification	Total realized loss recognized in income	Loss reclassified from other comprehensive income into income (effective portion) (1)	(Loss) gain reclassified from other comprehensive income into income (ineffective portion)
Financial Instrument
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(98.0)	$(86.1)	$(11.9)
Commodity swap contracts	Reorganization items, net	(38.8)	—	(38.8)
Foreign currency forward contracts	Operating costs and expenses	(142.9)	(145.6)	2.7
Foreign currency forward contracts	Reorganization items, net	(36.4)	—	(36.4)
Total		$(316.1)	$(231.7)	$(84.4)

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $13.6 million and $9.0 million of previously unrecognized losses on foreign currency and fuel contracts, respectively, monetized in the first quarter of 2016.

Peabody Energy Corporation	2017 Form 10-K	F- 36

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Predecessor
		Year Ended December 31, 2015
	Income Statement Classification	Loss recognized in other comprehensive income on derivative (effective portion)	Loss reclassified from other comprehensive income into income (effective portion) (1)	Gain reclassified from other comprehensive income into income (ineffective portion)
Financial Instrument
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(77.0)	$(122.0)	$1.6
Foreign currency forward contracts	Operating costs and expenses	(122.0)	(316.4)	—
Total		$(199.0)	$(438.4)	$1.6

(1)
Includes the reclassification from "Accumulated other comprehensive loss" into earnings of $14.9 million of previously unrecognized gains on foreign currency cash flow hedge contracts monetized in the fourth quarter of 2012.

Cash Flow Presentation. The Company classifies the cash effects of its Corporate Hedging derivatives within the “Cash Flows From Operating Activities” section of the consolidated statements of cash flows.
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
Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	Successor
	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$4.2	$—	$4.2
Total net financial assets	$—	$4.2	$—	$4.2
As of December 31, 2016, the Company had no outstanding financial positions.
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

Peabody Energy Corporation	2017 Form 10-K	F- 37

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes related to the Company’s Corporate Hedging derivative financial instruments recurring Level 3 financial liabilities:

	Predecessor
	December 31, 2016
	Commodity Contracts	Foreign Currency Contracts	Total
	(Dollars in millions)
Beginning of period	$123.7	$200.7	$324.4
Total net losses realized/unrealized:
Included in earnings	15.7	(48.0)	(32.3)
Settlements / terminations	(139.4)	(152.7)	(292.1)
End of period	$—	$—	$—
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of December 31, 2017 and 2016:

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

The estimated fair value of the Company’s current and long-term debt as of December 31, 2016 is unable to be determined given it was subject to compromise in connection with the Plan. The carrying amount and estimated fair value of the Company’s current and long-term debt as of December 31, 2017 are summarized as follows:

	Successor
	December 31, 2017
	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Current and Long-term debt	$1,460.8	$1,547.4
The Company had no transfers between Levels 1, 2 and 3 for either financial instruments measured on a recurring basis or other financial instruments during the Successor period April 2 through December 31, 2017, the Predecessor period January 1 through April 1, 2017 or the year ended December 31, 2016. The Company’s policy is to value all transfers between levels using the beginning of period valuation.

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

Peabody Energy Corporation	2017 Form 10-K	F- 38

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trading revenues recognized during the periods presented below were as follows:

	Successor	Predecessor
Trading Revenues by Type of Instrument	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Futures, swaps and options	$(37.7)	$(10.2)	$(66.5)	$107.3
Physical purchase/sale contracts	71.3	25.2	95.4	(66.7)
Total trading revenues	$33.6	$15.0	$28.9	$40.6
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
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of December 31, 2017 and 2016 is set forth below:

Affected line item in the consolidated balance sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheets	Variation margin posted (1)	Net Amounts of Assets (Liabilities) Presented in the Consolidated Balance Sheets
	(Dollars in millions)
	Successor
	Fair Value as of December 31, 2017
Assets from coal trading activities, net	$77.1	$(74.5)	$—	$2.6
Liabilities from coal trading activities, net	(122.0)	74.5	35.8	(11.7)
Total, net	$(44.9)	$—	$35.8	$(9.1)

	Predecessor
	Fair Value as of December 31, 2016
Assets from coal trading activities, net	$191.2	$(190.5)	$—	$0.7
Liabilities from coal trading activities, net	(249.1)	190.5	57.4	(1.2)
Total, net	$(57.9)	$—	$57.4	$(0.5)

(1)	None of the net variation margin posted at December 31, 2017 and 2016, respectively, related to cash flow hedges.

Peabody Energy Corporation	2017 Form 10-K	F- 39

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of December 31, 2017 and 2016:

	Successor
	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$(3.0)	$(4.2)	$—	$(7.2)
Physical purchase/sale contracts	—	(1.9)	—	(1.9)
Total net financial liabilities	$(3.0)	$(6.1)	$—	$(9.1)

	Predecessor
	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$—	$(0.1)	$—	$(0.1)
Physical purchase/sale contracts	—	0.7	(1.1)	(0.4)
Total net financial assets (liabilities)	$—	$0.6	$(1.1)	$(0.5)
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

Physical purchase/sale contracts include a credit valuation adjustment based on credit and non-performance risk (Level 3). The credit valuation adjustment has not historically had a material impact on the valuation of the contracts resulting in Level 2 classification. However, due to the Company’s corporate credit rating downgrades in 2016, the credit valuation adjustment as of December 31, 2016 is considered to be a significant unobservable input in the valuation of the contracts resulting in Level 3 classification. Upon emergence from the Chapter 11 Cases, two of the major rating agencies upgraded the Company’s corporate credit rating. With the credit rating upgrade, the credit valuation adjustment as of December 31, 2017 no longer has a material impact on the valuation of contracts and is in line with the Company’s historical range.
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

Peabody Energy Corporation	2017 Form 10-K	F- 40

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
The following table summarizes the changes in the Company’s recurring Level 3 net financial liabilities:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Beginning of period	$(0.7)	$(1.1)	$(15.6)	$2.1
Transfers into Level 3	—	—	5.3	(4.4)
Transfers out of Level 3	0.7	0.2	(0.4)	—
Total gains realized/unrealized:
Included in earnings	—	0.2	(2.4)	(10.1)
Purchases	—	—	—	(0.5)
Sales	—	—	—	(0.1)
Settlements	—	—	12.0	(2.6)
End of period	$—	$(0.7)	$(1.1)	$(15.6)
The Company had no transfers between Levels 1 and 2 during any of the periods presented. Transfers of liabilities into/out of Level 3 from/to Level 2 during the periods presented were due to the relative value of unobservable inputs to the total fair value measurement of certain derivative contracts falling below, or in the case of transfers in, rising above, the 10% threshold. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
The following table summarizes the changes in net unrealized gains (losses) relating to Level 3 net financial liabilities held both as of the beginning and the end of the period:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Changes in unrealized gains (losses) (1)	$—	$0.3	$—	$(6.2)

(1)
Within the consolidated statements of operations and consolidated statements of comprehensive income for the periods presented, unrealized gains and losses from Level 3 items are combined with unrealized gains and losses on positions classified in Level 1 or 2, as well as other positions that have been realized during the applicable periods.

As of December 31, 2017, the majority of the estimated future realization of the value of the Company’s trading portfolio is expected to all be realized in 2018.
Credit and Nonperformance Risk. The fair value of the Company’s coal derivative assets and liabilities reflects adjustments for credit risk. The Company’s exposure is substantially with electric utilities, energy marketers, steel producers and nonfinancial trading houses. The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to regularly monitor the credit extended. If the Company engages in a transaction with a counterparty that does not meet its credit standards, the Company seeks to protect its position by requiring the counterparty to provide an appropriate credit enhancement. Also, when appropriate (as determined by its credit management function), the Company has taken steps to reduce its exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral (margin), requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of a failure to pay or perform. To reduce its credit exposure related to trading and brokerage activities, the Company may seek to enter into netting agreements with counterparties that permit the Company to offset asset and liability positions with such counterparties and, to the extent required, the Company will post or receive margin amounts associated with exchange-cleared and certain OTC positions. The Company also continually monitors counterparty and contract non-performance risk, if present, on a case-by-case basis.
As of December 31, 2017, 71% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 29% was with counterparties that are not rated.

Peabody Energy Corporation	2017 Form 10-K	F- 41

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Assurances and Collateral
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. The Company had posted $35.8 million and $57.4 million of net variation margin at December 31, 2017 and December 31, 2016, respectively.
In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. The Company posted initial margin of $18.8 million and $16.2 million as of December 31, 2017 and December 31, 2016, respectively, which is reflected in “Other current assets” in the consolidated balance sheets. As of December 31, 2017 the Company was in receipt of $1.8 million of the required variation and initial margin, compared to December 31, 2016 when the Company had posted $2.0 million of margin in excess of the required variation and initial margin.
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at December 31, 2017 and 2016, would have amounted to collateral postings to counterparties of approximately $7.0 million and $2.0 million, respectively. As of December 31, 2017, the Company was required to post approximately $0.4 million in collateral to counterparties for such positions. Approximately $1.0 million in collateral was required to be posted to counterparties as of December 31, 2016.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level, as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. During the fourth quarter of 2017, one major rating agency upgraded the Company’s corporate credit rating, thus improving the Company’s credit position with its counterparties. The Company’s collateral requirement owed to its counterparties for these ratings based derivative trading instruments for December 31, 2017 remained at zero, consistent with December 31, 2016. As of December 31, 2017 and 2016, no collateral was posted to counterparties to support such derivative trading instruments.

Peabody Energy Corporation	2017 Form 10-K	F- 42

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Intangible Contract Assets and Liabilities
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting,” at the Effective Date, the Company recorded intangible assets of $314.9 million and liabilities of $58.7 million to reflect the inherent fair value of certain U.S. coal supply agreements as a result of favorable and unfavorable differences between contract terms and estimated market terms for the same coal products, and also recorded intangible liabilities of $116.2 million related to unutilized capacity under its port and rail take-or-pay contracts. The balances and respective balance sheet classifications of such assets and liabilities at December 31, 2017, net of accumulated amortization, are set forth in the following table:

	Successor
	December 31, 2017
	(Dollars in millions)
	Assets	Liabilities	Net Total
Coal supply agreements	$177.2	$(42.7)	$134.5
Take-or-pay contracts	—	(106.1)	(106.1)
Total	$177.2	$(148.8)	$28.4

Balance sheet classification:
Investments and other assets	$177.2	$—	$177.2
Accounts payable and accrued expenses	—	(42.0)	(42.0)
Other noncurrent liabilities	—	(106.8)	(106.8)
Total	$177.2	$(148.8)	$28.4
Amortization of the intangible assets and liabilities related to coal supply agreements occurs ratably based upon coal volumes shipped per contract and is recorded as a component of “Depreciation, depletion and amortization” in the accompanying consolidated statements of operations. Such amortization amounted to $121.3 million during the Successor period April 2, 2017 through December 31, 2017. The Company anticipates net amortization of coal supply agreements, based upon expected future shipments, to be an expense of approximately $100 million, $25 million, $7 million, $1 million and $1 million for the years 2018 through 2022, respectively.
Future unutilized capacity and the amortization periods related to the take-or-pay contract intangible liabilities are based upon estimates of forecasted usage. Such amortization, which is classified as a reduction to “Operating costs and expenses” in the accompanying consolidated statements of operations, amounted to $22.5 million during the Successor period April 2, 2017 through December 31, 2017. The Company anticipates net amortization of take-or-pay contract intangible liabilities to be approximately $30 million, $20 million, $10 million, $5 million and $5 million, for the years 2018 through 2022, respectively.
(10) Property, Plant, Equipment and Mine Development
Property, plant, equipment and mine development, net, as of December 31, 2017 and December 31, 2016 consisted of the following:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
Land and coal interests	$3,890.5	$10,330.8
Buildings and improvements	470.6	1,507.6
Machinery and equipment	1,149.3	2,130.2
Less: Accumulated depreciation, depletion and amortization	(398.5)	(5,191.9)
Property, plant, equipment and mine development, net	$5,111.9	$8,776.7
As more fully described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting,” all of the Company’s property, plant, equipment and mine development assets were adjusted to fair value upon emergence from the Chapter 11 Cases in connection with fresh start reporting.

Peabody Energy Corporation	2017 Form 10-K	F- 43

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land and coal interests included coal reserves with a net book value of $3.0 billion and $5.5 billion as of December 31, 2017 and 2016, respectively. Such coal reserves were comprised of mineral rights for leased coal interests and advance royalties that had a net book value of $2.0 billion and $4.4 billion as of December 31, 2017 and 2016, respectively, and coal reserves held by fee ownership of $1.0 billion and $1.1 billion at December 31, 2017 and 2016, respectively. The amount of coal reserves not subject to current depletion at properties where the Company was not currently engaged in mining operations or leasing to third parties was $0.2 billion and $1.6 billion as of December 31, 2017 and 2016, respectively.
Land and coal interests also include acquired interests in mineral rights at certain Australian exploration properties that had a net book value of $0.1 billion and $1.2 billion as of December 31, 2017 and 2016, respectively.

(11)	Income Taxes
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting”, the Plan provided that the Company’s pre-petition equity and certain obligations were canceled and extinguished and a significant portion of its long-term debt was discharged in exchange for new Common Stock and other consideration. Generally, absent an exception, for U.S. tax purposes a debtor recognizes cancellation of debt income (CODI) upon discharge of its outstanding indebtedness for an amount of consideration less than the adjusted issue price of such indebtedness. The Company excluded CODI with respect to the Plan from its taxable income in accordance with U.S. Internal Revenue Code (IRC) Section 108, which allows a taxpayer that is a debtor in a reorganization case to exclude CODI from taxable income if the discharge is granted by a bankruptcy court or pursuant to a plan of reorganization approved by a bankruptcy court. However, in such event, Section 108 requires a reduction in certain income tax attributes otherwise available to the taxpayer, in most cases by the amount of such CODI. Generally, the amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any consideration, including equity, issued to the creditors.
CODI from the discharge of indebtedness was $8.5 billion, of which, $3.9 billion related to third-party indebtedness. The additional $4.6 billion of CODI resulted from the restructuring of a foreign intercompany receivable as part of the Plan. A previous impairment of the same receivable resulted in a tax deduction which increased the Company’s federal net operating losses (NOLs) by $4.6 billion in 2017. The Company retains approximately $3.6 billion of gross U.S. federal NOLs, $97.4 million of general business credits (GBCs), $91.3 million of alternative minimum tax (AMT) credits, and $262.0 million of foreign tax credits (FTCs) after giving effect to such required reductions. Additionally, the Company’s tax basis in certain assets was reduced by $587.0 million and its capital loss carryovers were reduced by $204.0 million.
In connection with the Company’s emergence from bankruptcy, the Company experienced an “ownership change” as defined in U.S. IRC Section 382. As a result, the Company’s ability to use pre-ownership change NOLs, GBCs, AMT credits, FTCs and other tax attributes to offset future taxable income or taxes owed is limited. Under U.S. IRC Section 382 and Section 383, an entity that experiences an ownership change in bankruptcy generally is subject to an annual limitation (the Annual Limitation) on its use of its pre-ownership change NOLs and other tax attributes after the ownership change equal to the equity value of the entity immediately after implementation of the plan of reorganization (reflecting the increase, if any, in value resulting from the surrender or cancellation of any claims against the Company thereunder), multiplied by the long-term tax exempt rate posted by the Internal Revenue Service (IRS), subject to certain adjustments. A significant portion of the Company’s retained NOLs (stated above) are not subject to the Annual Limitation because they are deemed attributable to the period after the ownership change. The Company also had a net unrealized built-in gain at the time of the ownership change; therefore, certain built-in gains recognized within five years after the ownership change will increase the Annual Limitation for the five year recognition period beginning April 3, 2017 through April 2, 2022. The estimated Annual Limitation of $62.0 million, plus the estimated built-in gains recognized, will not prevent the usage of NOLs, GBCs and $1.6 million of FTCs, provided there is sufficient income in the carryforward period. The Company has written off $260.4 million of FTCs based on the Annual Limitation and their short remaining carryover period. The Company maintains a full valuation allowance against its U.S. net deferred tax assets.
Income (loss) from continuing operations before income taxes for the periods presented below consisted of the following:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
U.S.	$10.4	$2,408.7	$(49.7)	$(515.9)
Non-U.S.	541.7	(2,868.0)	(708.6)	(1,474.4)
Total	$552.1	$(459.3)	$(758.3)	$(1,990.3)

Peabody Energy Corporation	2017 Form 10-K	F- 44

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income tax benefit for the periods presented below consisted of the following:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Current:
U.S. federal	$(101.4)	$(3.1)	$(12.4)	$(71.9)
Non-U.S.	40.4	8.3	14.4	3.7
State	(0.4)	(6.7)	0.5	(0.6)
Total current	(61.4)	(1.5)	2.5	(68.8)
Deferred:
U.S. federal	(85.1)	(101.0)	(82.1)	(117.4)
Non-U.S.	(14.5)	(160.4)	(12.8)	(15.0)
State	—	(0.9)	(2.1)	(5.9)
Total deferred	(99.6)	(262.3)	(97.0)	(138.3)
Total income tax benefit	$(161.0)	$(263.8)	$(94.5)	$(207.1)
The following is a reconciliation of the expected statutory federal income tax expense (benefit) to the Company’s income tax benefit for the periods presented below:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Expected income tax expense (benefit) at U.S. federal statutory rate	$193.2	$(160.8)	$(265.4)	$(696.6)
Changes in valuation allowance, income tax	(744.9)	(777.2)	2,453.9	452.9
Remeasurement due to the Tax Cuts and Jobs Act	473.5	—	—	—
Reorganization costs	—	2,130.0	29.6	—
Bad debt deduction	—	(1,639.6)	—	—
Worthless partnership	—	—	(2,204.4)	—
Changes in tax reserves	7.2	(9.2)	2.3	(21.4)
Excess depletion	(40.4)	(11.2)	(37.2)	(53.7)
Foreign earnings provision differential	(26.3)	158.2	27.5	146.5
General business tax credits	(0.2)	(0.1)	(14.2)	(15.7)
Remeasurement of foreign income tax accounts	(0.3)	9.4	(2.0)	(22.1)
State income taxes, net of federal tax benefit	(3.1)	40.6	(90.2)	(20.1)
Other, net	(19.7)	(3.9)	5.6	23.1
Total income tax benefit	$(161.0)	$(263.8)	$(94.5)	$(207.1)
Certain reconciliation items included in the above table exclude the remeasurement of foreign income tax accounts as these foreign currency effects are separately presented.

Peabody Energy Corporation	2017 Form 10-K	F- 45

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law making significant changes to the IRC. Key provisions of the Act that impact the Company include: (i) reduction of the U.S. federal corporate tax rate from 35% to 21%, (ii) repeal of the corporate AMT system, (iii) replacement of the worldwide taxation system with a territorial tax system which exempts certain foreign operations from U.S. taxation and includes a one-time deemed repatriation tax on deferred foreign earnings, (iv) further limitation on the deductibility of certain executive compensation and (v) allowance for immediate capital expensing of certain qualified property. Other provisions of the Act that do not have a current impact but could impact the Company in the future include: (i) creation of a new minimum tax on global intangible low-taxed income (GILTI), (ii) creation of a new base erosion anti-abuse tax (Base Erosion), (iii) repeal of the domestic production deductions, (iv) limitation on the deduction for net interest expense incurred by a U.S. corporation and (v) modification and/or repeal of a number of other international provisions.
The Company has completed its assessment for the income tax effects of the Act for the following item:

•	One-time tax on deferred foreign earnings: The Company does not have any undistributed earnings from its foreign subsidiaries and is not impacted by the one-time transition tax.
The Company has not completed its assessment for the income tax effects of the Act but has recorded a reasonable estimate of the effects for the items below. The Company anticipates completing the analysis for the estimate by December 31, 2018, within the one year measurement period, for the following items:

•
Repeal of the corporate AMT system: Existing AMT credits as of December 31, 2017 will be refunded over the next four years. The refund may or may not be subject to an IRS budget sequestration reduction rate of approximately 7%. The Company has determined that it will receive a refund of existing AMT credits of approximately $84.9 million after an estimated sequestration reduction of $6.4 million. The valuation allowance previously recorded against these credits has been released and a tax benefit of $84.9 million was recorded as a component of income tax expense from continuing operations. The Company’s accounting policy regarding the balance sheet presentation of the credits is to continue to reflect the balance as a deferred tax asset until a return is filed claiming the credit, at which time the amount will be presented as a tax receivable.

•
Remeasurement of deferred tax assets and liabilities: Deferred tax assets and liabilities attributable to the U.S. were remeasured from 35% to the reduced tax rate of 21%. The Company recorded a provision amount of $473.5 million and an offsetting valuation allowance adjustment for the remeasurement. The Company is still analyzing certain aspects of the Act and refining the calculation, which could potentially affect the measurement of these balances. Filing of both U.S. and foreign tax returns for the 2017 tax years is required to complete the analysis.

•
Elimination of executive compensation exemptions: The Act made major changes to the $1 million limit on deductible compensation paid to certain “covered” employees. The Act eliminated exemptions for qualified performance based compensation and compensation paid after termination and expanded the number of employees to which the limit applies. The Company recorded a provisional amount of $0.5 million and an offsetting valuation allowance adjustment for the impact of these changes. This amount is equal to the elimination of deferred tax assets associated with deferred compensation amounts that will likely exceed the $1 million limit when paid. The Act contains transitional rules, the implementation of which is not entirely clear at this time. The Company is still analyzing related aspects of the Act including the impact of the transitional rules. The provisional amount detailed above may change when further guidance is released that addresses these rules.

The Company has not completed its assessment for the income tax effects of the Act and is unable to calculate a reasonable estimate of such effect for the item below. The Company anticipates completing the analysis for this item by December 31, 2018, within the one year measurement period:

•
Changes to international taxation: The Act modifies various aspects of international taxation and the application of these changes to the current foreign tax credit system is unclear. These rules are complex and require further clarity through the issuance of regulations and final technical interpretation. The Company has a deferred tax asset of $1.6 million relating to FTCs that carry a full valuation allowance. Depending on the final interpretation of the new Act, it may be more likely than not that realization of a portion of the credits may occur. The Company has determined that a reasonable estimate cannot be made at this time. Information needed to complete the analysis is as follows: (i) final technical analysis of the new tax law and (ii) finalization of necessary calculations, including an assessment on how these new provisions will impact the utilization of these credits in the future.

Peabody Energy Corporation	2017 Form 10-K	F- 46

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2017 and 2016 consisted of the following:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
Deferred tax assets:
Tax loss carryforwards and credits	$2,068.0	$4,284.4
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	463.8	424.4
Accrued postretirement benefit obligations	194.2	364.5
Asset retirement obligations	30.6	163.6
Financial guarantees	2.0	77.9
Employee benefits	25.3	57.0
Take or pay obligations	27.2	—
Hedge activities	10.5	21.0
Investments and other assets	137.2	—
Workers’ compensation obligations	6.4	7.5
Other	16.1	2.1
Total gross deferred tax assets	2,981.3	5,402.4
Valuation allowance, income tax	(2,432.5)	(4,037.5)
Total deferred tax assets	548.8	1,364.9
Deferred tax liabilities:
Property, plant, equipment and mine development, principally due to differences in depreciation, depletion and asset impairments	353.3	1,324.8
Unamortized discount on Convertible Junior Subordinated Debentures	—	127.7
Coal supply agreements	29.6	—
Investments and other assets	85.7	86.3
Total deferred tax liabilities	468.6	1,538.8
Net deferred tax asset (liability)	$80.2	$(173.9)
Deferred taxes are classified as follows:
Noncurrent deferred income tax asset	$85.6	$—
Noncurrent deferred income tax liability	(5.4)	(173.9)
Net deferred tax asset (liability)	$80.2	$(173.9)
The Company’s tax loss carryforwards and credits included gross federal NOL carryforwards of $3.6 billion, state NOL carryforwards of $97.0 million, FTCs of $1.6 million, U.S. AMT credits of $91.3 million, tax GBCs of $97.4 million, charitable contribution carryforwards of $2.7 million and foreign NOL carryforwards of $1,021.3 million as of December 31, 2017. The AMT credits and foreign NOLs have no expiration date. The federal NOLs begin to expire in 2036. The state NOLs begin to expire in 2018. The FTCs and GBCs begin to expire in 2025 and 2027, respectively.
In assessing the near-term use of NOLs and tax credits and corresponding valuation allowance adjustments, the Company evaluated the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in carryback years. For the year ended December 31, 2017, the Company continued to record valuation allowance of $2.4 billion against net deferred tax asset positions, comprised primarily of $0.9 billion in the U.S. and $1.5 billion in Australia. Recognition of those valuation allowances was driven by recent cumulative book losses, as determined by considering all sources of available income (including items classified as discontinued operations or recorded directly to “Accumulated other comprehensive income (loss)”), which limited the Company’s ability to look to future taxable income in assessing the realizability of the related assets.

Peabody Energy Corporation	2017 Form 10-K	F- 47

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits
Net unrecognized tax benefits (excluding interest and penalties) were recorded as follows in the consolidated balance sheets as of December 31, 2017 and 2016:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
Deferred income taxes	$10.9	$8.9
Other noncurrent liabilities	1.8	11.2
Net unrecognized tax benefits	$12.7	$20.1
Gross unrecognized tax benefits	$12.7	$20.1
The amount of the Company’s gross unrecognized tax benefits decreased by $7.4 million since January 1, 2017 due to adjustments to existing positions as part of fresh start reporting, finalization settlement of state audits and additions for current positions. The amount of the net unrecognized tax benefits that, if recognized, would directly affect the effective tax rate was $12.7 million and $20.1 million at December 31, 2017 and 2016, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the periods presented below is as follows:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Balance at beginning of period	$12.5	$20.1	$22.9	$44.5
Additions for current year tax positions	0.8	—	1.5	2.3
Reductions for prior year tax positions	(0.5)	(7.6)	(2.8)	(23.5)
Reductions for settlements with tax authorities	(0.1)	—	(1.5)	(0.4)
Balance at end of period	$12.7	$12.5	$20.1	$22.9
The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company recorded $4.8 million of gross interest and penalties for the Successor period April 2 through December 31, 2017 and reversed gross interest and penalties of $2.1 million, $0.4 million and $2.1 million for the Predecessor period January 1 through April 1, 2017 and the years ended December 31, 2016 and 2015, respectively. The Company had $5.0 million and $2.4 million of accrued gross interest and penalties related to unrecognized tax benefits at December 31, 2017 and 2016, respectively.
The Company expects that during the next twelve months it is reasonably possible for a $0.5 million decrease in its net unrecognized tax benefits due to potential audit settlements and the expiration of statutes of limitations.
Tax Returns Subject to Examination
The Company’s federal income tax returns for the 2014 and 2016 tax years are subject to potential examinations by the IRS. The Company’s state income tax returns for the tax years 1999 and thereafter remain potentially subject to examination by various state taxing authorities due to NOL carryforwards. Australian income tax returns for tax years 2013 through 2016 continue to be subject to potential examinations by the Australian Taxation Office (ATO).
Foreign Earnings
As of December 31, 2017, the Company has a consolidated earnings deficit outside the U.S. but with some immaterial unremitted earnings in certain jurisdictions. The Company continues to be permanently reinvested with respect to its current and historical earnings. However, when appropriate, the Company has the ability to access foreign cash without incurring residual cash taxes due to the existence of NOLs.

Peabody Energy Corporation	2017 Form 10-K	F- 48

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Payments and Refunds
The following table summarizes the Company’s income tax (refunds) payments, net for the periods presented below:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
U.S. — federal	$(11.2)	$—	$(56.5)	$(38.1)
U.S. — state and local	—	—	1.4	0.4
Non-U.S.	10.4	5.5	15.0	11.9
Total income tax (refunds) payments, net	$(0.8)	$5.5	$(40.1)	$(25.8)

(12)	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
Trade accounts payable	$388.0	$288.6
Accrued payroll and related benefits	239.7	201.2
Other accrued expenses	225.3	190.1
Accrued taxes other than income	111.7	119.6
Accrued royalties	67.4	62.8
Asset retirement obligations	34.1	41.0
Income taxes payable	20.6	6.2
Accrued interest	15.5	1.2
Accrued health care insurance	10.6	16.0
Workers’ compensation obligations	7.6	7.8
Liabilities associated with discontinued operations	70.6	55.9
Accounts payable and accrued expenses	$1,191.1	$990.4

Peabody Energy Corporation	2017 Form 10-K	F- 49

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Current and Long-term Debt
The Company’s total indebtedness as of December 31, 2017 and 2016 consisted of the following:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
	(Dollars in millions)
6.00% Senior Secured Notes due March 2022	$500.0	$—
6.375% Senior Secured Notes due March 2025	500.0	—
Senior Secured Term Loan due 2022, net of original issue discount	444.2	—
2013 Revolver	—	1,558.1
2013 Term Loan Facility due September 2020	—	1,162.3
6.00% Senior Notes due November 2018	—	1,518.8
6.50% Senior Notes due September 2020	—	650.0
6.25% Senior Notes due November 2021	—	1,339.6
10.00% Senior Secured Second Lien Notes due March 2022	—	979.4
7.875% Senior Notes due November 2026	—	247.8
Convertible Junior Subordinated Debentures due December 2066	—	386.1
Capital lease and other obligations	76.0	20.1
Less: Debt issuance costs	(59.4)	(70.8)
	1,460.8	7,791.4
Less: Current portion of long-term debt	42.1	20.2
Less: Liabilities subject to compromise	—	7,771.2
Long-term debt	$1,418.7	$—
As more fully described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting”, on the Effective Date, all of the debt instruments associated with the Predecessor indebtedness included in the above table, with the exception of “Capital lease and other obligations”, were canceled and the debt obligations discharged. In accordance with the Plan, the Company was concurrently recapitalized with new debt and equity instruments, including the 6.000% Senior Secured Notes due March 2022, the 6.375% Senior Secured Notes due March 2025, and the Senior Secured Term Loan due 2022, included with the Successor obligations in the above table.
In connection with the Chapter 11 Cases, the Company was required to pay monthly adequate protection payments to certain first lien creditors in accordance with the rates defined in its existing prepetition credit facility which included the 2013 Revolver and the 2013 Term Loan Facility due September 2020. The adequate protection payments were recorded as “Interest expense” in the consolidated statement of operations, which totaled $29.8 million during the Predecessor period January 1 through April 1, 2017.
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
Interest payments on the Successor Notes are scheduled to occur each year on March 31st and September 30th until maturity. During the Successor period April 2 through December 31, 2017, the Company recorded interest expense of $45.7 million related to the Successor Notes.

Peabody Energy Corporation	2017 Form 10-K	F- 50

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may redeem the 6.00% Senior Secured Notes due March 2022, in whole or in part, beginning in 2019 at 103.0% of par, in 2020 at 101.5% of par and in 2021 and thereafter at par. The 6.375% Senior Secured Notes due March 2025 may be redeemed, in whole or in part, beginning in 2020 at 104.8% of par, in 2021 at 103.2% of par, in 2022 at 101.6% of par and in 2023 and thereafter at par. In addition, prior to the first date on which the Successor Notes are redeemable at the redemption prices noted above, the Company may also redeem some or all of the Successor Notes at a calculated make-whole premium, plus accrued and unpaid interest.
The indenture underlying the Successor Notes (Indenture) contains customary conditions of default and imposes certain restrictions on the Company’s activities, including its ability to incur debt, incur liens, make investments, engage in fundamental changes such as mergers and dissolutions, dispose of assets, enter into transactions with affiliates and make certain restricted payments, such as cash dividends and share repurchases.
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
Successor Credit Agreement
Following the prepayments described below, the Successor Credit Agreement provides for a $450.0 million first lien senior secured term loan (the Senior Secured Term Loan), which currently bears interest at LIBOR plus 3.50% per annum with a 1.00% LIBOR floor. During the Successor period April 2 through December 31, 2017, the Company recorded interest expense of $34.9 million related to the Senior Secured Term Loan.
Proceeds from the Senior Secured Term Loan were received net of an original issue discount and deferred financing costs of $37.3 million that will be amortized over its five-year term. The loan principal is due in March 2022. The loan principal is voluntarily prepayable at 101% of the principal amount repaid if voluntarily prepaid prior to March 18, 2018 (subject to certain exceptions, including prepayments made with internally generated cash) and is voluntarily prepayable at any time thereafter without premium or penalty. The Senior Secured Term Loan may require mandatory principal prepayments of 75% of Excess Cash Flow (as defined in the Successor Credit Agreement) for any fiscal year (commencing with the fiscal year ended December 31, 2018). The mandatory principal prepayment requirement is (i) 50% of Excess Cash Flow if the Company’s Total Leverage Ratio (as defined in the Successor Credit Agreement and calculated as of December 31) is less than or equal to 2.00:1.00 and greater than 1.50:1.00, (ii) 25% of Excess Cash Flow if the Company’s Total Leverage Ratio is less than or equal to 1.50:1.00 and greater than 1.00:1.00, or (iii) zero if the Company’s Total Leverage Ratio is less than or equal to 1.00:1.00. If required, mandatory prepayments resulting from Excess Cash Flows are payable within 100 days after the end of each fiscal year. In certain circumstances, the Senior Secured Term Loan also requires that Excess Proceeds (as defined in the Successor Credit Agreement) of $10.0 million or greater from sales of Company assets be applied against the loan principal, unless such proceeds are reinvested within one year.
Under the Successor Credit Agreement, the Company’s annual capital expenditures are limited to $220.0 million, $250.0 million, $250.0 million, and $300.0 million from 2018 through 2021, respectively, subject to certain carryforward, carryback and other provisions. The agreement contains customary conditions of default and imposes certain restrictions on the Company’s activities, including its ability to incur liens, incur debt, make investments, engage in fundamental changes such as mergers and dissolutions, dispose of assets, enter into transactions with affiliates, and make certain restricted payments, such as cash dividends and share repurchases.
Obligations under the Successor Credit Agreement are secured on a pari passu basis by the same collateral securing the Successor Notes.

Peabody Energy Corporation	2017 Form 10-K	F- 51

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company voluntarily prepaid $500.0 million of the original $950.0 loan principal amount on the Senior Secured Term Loan in $150.0 million installments on July 31, 2017 and September 11, 2017 and a $200.0 million installment on December 29, 2017. On September 18, 2017, the Company entered into an amendment to the Successor Credit Agreement (the Amendment) which lowered the interest rate from LIBOR plus 4.50% per annum with a 1.00% LIBOR floor to LIBOR plus 3.50% per annum with a 1.00% LIBOR floor. The Amendment permitted the Company to add an incremental revolving credit facility in addition to the Company’s ability to add one or more incremental term loan facilities under the Successor Credit Agreement. The incremental revolving credit facility and/or incremental term loan facilities can be in an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company is below Total Leverage Ratio requirements as set forth in the Successor Credit Agreement. The Amendment also made available an additional restricted payment basket that permits additional repurchases, dividends or other distributions with respect to the Company’s Common and Preferred Stock in an aggregate amount up to $450.0 million so long as the Company’s Fixed Charge Coverage Ratio (as defined in the Successor Credit Agreement) would not exceed 2.00:1.00 on a pro forma basis.
During the fourth quarter of 2017, the Company entered into the incremental revolving credit facility (the Revolver) for an aggregate commitment of $350.0 million for general corporate purposes. The Company paid aggregate debt issuance costs of $4.7 million. The Revolver matures in November 2020 and permits loans which bear interest at LIBOR plus 3.25%. The Revolver is subject to a 2.00:1.00 Total Leverage Ratio requirement, modified to limit unrestricted cash netting to $800.0 million. Capacity under the Revolver may also be utilized for letters of credit which incur combined fees of 3.375% per annum. Unused capacity under the Revolver bears a commitment fee of 0.5% per annum. As of December 31, 2017, the Revolver had only been drawn upon for letters of credit amounting to $156.2 million. Such letters of credit were primarily in support of the Company’s reclamation obligations, as further described in Note 24. “Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees.”
The voluntary prepayments of $500.0 million were accounted for as a partial debt extinguishment and accordingly, a pro rata portion of debt issuance costs and original issue discount of $19.0 million was charged to “Loss on early debt extinguishment” in the accompanying consolidated statements of operations during the Successor period April 2 through December 31, 2017. The Amendment was accounted for partially as a debt modification and partially as an extinguishment, the latter of which relating to certain lenders no longer participating in the Senior Secured Term Loan syndicate subsequent to the Amendment. As a result, the Company charged an additional pro rata portion of debt issuance costs and original issue discount of $1.9 million to “Loss on early debt extinguishment” in the accompanying consolidated statements of operations during the Successor period of April 2 through December 31, 2017. The Company also recorded $6.1 million of deferred financing costs paid to the remaining lenders and expensed $2.0 million of other fees associated with the Amendment to “Interest expense” in the accompanying consolidated statements of operations during the Successor period of April 2 through December 31, 2017.
Restricted Payments Under the Successor Notes and Successor Credit Agreement
In addition to the $450.0 million restricted payment basket provided for under the Amendment, the Indenture and the Successor Credit Agreement allow for $50.0 million of otherwise restricted payments. Additive to this general limit are certain “builder basket” provisions that may increase the amount of allowable restricted payments, as calculated periodically based upon the Company’s operating performance. Beginning on January 1, 2018, the payment of dividends and purchases of the Company’s Common Stock are permitted under additional provisions in the Indenture and the Successor Credit Agreement in an aggregate amount in any calendar year not to exceed $25.0 million, so long as the Company’s Total Leverage Ratio would not exceed 1.25:1.00 on a pro forma basis. During the Successor period of April 2 through December 31, 2017, the Company made repurchases of its Common Stock, as described in Note 21. “Resource Management and Other Commercial Events”.
Capital Lease Obligations
Refer to Note 14. “Leases” for additional information associated with the Company’s capital leases, which pertain to the financing of mining equipment used in operations.

Peabody Energy Corporation	2017 Form 10-K	F- 52

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Leases
The Company leases equipment and facilities under various non-cancellable lease agreements and historically, the majority of the Company’s leases have been accounted for as operating leases. Certain lease agreements are subject to the restrictive covenants of the Company’s credit facilities and include cross-acceleration provisions, under which the lessor could require certain remedies including, but not limited to, immediate recovery of the present value of any remaining lease payments. During the Chapter 11 Cases, the Company amended and assumed certain leases and made lump sum payments to terminate certain other leases. In relation to the Company's non-Debtor subsidiaries, the Company successfully negotiated standstill agreements during the Chapter 11 Cases and successfully amended the leases, with those amendments becoming effective upon emergence from the Chapter 11 Cases. Certain of these amendments resulted in new lease agreements which are being accounted for as capital leases with an initial aggregate obligation of approximately $79.9 million.
Rental expense under operating leases, including expense related to short-term operating leases, was $146.3 million for the Successor period April 2 through December 31, 2017 and $57.6 million, $264.7 million and $290.1 million for the Predecessor period January 1 through April 1, 2017 and the years ended December 31, 2016 and 2015, respectively. One of the Company’s operating lease agreements for underground mining equipment in Australia entered into in 2013 requires contingent rent to be paid only if and when certain coal is mined at a specified margin as defined in the agreements. There was no contingent expense related to that arrangement for the Successor period April 2 through December 31, 2017 or the Predecessor period January 1 through April 1, 2017 and the years ended December 31, 2016 and 2015. The gross book value of property, plant, and equipment under capital leases was $125.3 million and $77.9 million as of December 31, 2017 and 2016, respectively, related primarily to the leasing of mining equipment. The accumulated depreciation for these items was $20.6 million and $48.6 million at December 31, 2017 and 2016, respectively, and changes thereto have been included in “Depreciation, depletion and amortization” in the consolidated statements of operations.
The Company also leases coal reserves under agreements that require royalties to be paid as the coal is mined. Certain agreements also require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Total royalty expense was $364.6 million for the Successor period April 2 through December 31, 2017 and $115.2 million, $389.7 million and $444.5 million for the Predecessor period January 1 through April 1, 2017 and the years ended December 31, 2016 and 2015, respectively.
A substantial amount of the coal mined by the Company is produced from mineral reserves leased from the owner. One of the major lessors is the U.S. government, from which the Company leases substantially all of the coal it mines in Wyoming under terms set by Congress and administered by the U.S. Bureau of Land Management. These leases are generally for an initial term of ten years but may be extended by diligent development and mining of the reserves until all economically recoverable reserves are depleted. The Company has met the diligent development requirements for substantially all of these federal leases either directly through production, by including the lease as a part of a logical mining unit with other leases upon which development has occurred, or by paying an advance royalty in lieu of continued operations. Annual production on these federal leases must total at least 1.0% of the leased reserve or the original amount of coal in the entire logical mining unit in which the leased reserve resides. During 2016, the Company completed substantially all of its required lease payments under U.S. federal coal reserve leases with the U.S. Bureau of Land Management. In addition, royalties are payable monthly at a rate of 12.5% of the gross realization from the sale of the coal mined using surface mining methods and at a rate of 8.0% of the gross realization for coal produced using underground mining methods.
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
Mining and exploration in Australia is generally conducted under leases, licenses or permits granted by state governments. Mining and exploration licenses and their associated environmental protection approvals contain conditions relating to such matters as minimum annual expenditures, environmental compliance, restoration and rehabilitation. Royalties are paid to the state government as a percentage of the sales price (less certain allowable deductions in some cases). Generally, landowners do not own the mineral rights or have the ability to grant rights to mine those minerals. These rights are retained by state governments. Compensation is often payable to landowners, occupiers and Aboriginal traditional owners with residual native title rights and interests for the loss of access to the land from the proposed mining activities. The amount and type of compensation and the ability to proceed to grant of a mining tenement may be determined by agreement or court determination, as provided by law.

Peabody Energy Corporation	2017 Form 10-K	F- 53

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease and royalty payments as of December 31, 2017 are as follows:

	Capital Leases	Operating Leases	Coal Lease and Royalty Obligations
Year Ending December 31,
	(Dollars in millions)
2018	$39.9	$68.5	$6.9
2019	28.1	46.7	6.7
2020	8.1	39.3	6.5
2021	0.5	29.0	6.3
2022	0.5	11.2	6.1
2023 and thereafter	9.2	22.9	33.0
Total minimum lease payments	86.3	$217.6	$65.5
Less interest	10.3
Present value of minimum capital lease payments	$76.0
As of December 31, 2017, certain of the Company’s coal lease obligations were secured by outstanding surety bonds totaling $95.4 million.

(15)	Asset Retirement Obligations
Reconciliations of the Company’s asset retirement obligations are as follows:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Balance at beginning of period	$664.2	$758.8	$712.1
Liabilities settled or disposed	(65.2)	(2.7)	(41.5)
Accretion expense	32.6	12.5	45.7
Revisions to estimates	59.5	(104.4)	42.5
Balance at end of period	$691.1	$664.2	$758.8
Less: Current portion (included in “Accounts payable and accrued expenses”)	34.1	31.1	41.0
Noncurrent obligation (included in “Asset retirement obligations”)	$657.0	$633.1	$717.8
Balance at end of period — active locations	$612.9	$540.1	$634.8
Balance at end of period — closed or inactive locations	$78.2	$124.1	$124.0
During the Successor period April 2 through December 31, 2017, the Company sold its Burton Mine and the related asset retirement obligations, as further discussed in Note 21. “Resource Management, Acquisitions and Other Commercial Events.” The changes in mine operations impacted reclamation estimates and are reflected in the asset retirement obligation asset and liability as of December 31, 2017.
The credit-adjusted, risk-free interest rates utilized to estimate the Company’s asset retirement obligations were 9.71%, 9.36% and 13.45% for its U.S. reclamation obligations and 4.65%, 4.36% and 4.92% for its Australia reclamation obligations at December 31, 2017, April 1, 2017 and December 31, 2016, respectively. The credit-adjusted, risk-free interest rate at December 31, 2015 was 50.83%. For 2017 and 2016, a distinct rate was developed for Australia due to the amount of cash collateral held in support of the related obligations as of December 31, 2017, April 1, 2017 and December 31, 2016.

Peabody Energy Corporation	2017 Form 10-K	F- 54

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2017 and 2016, the Company had $1,136.8 million and $374.3 million, respectively, in surety bonds and bank guarantees outstanding to secure reclamation obligations. The amount of reclamation self-bonding in certain U.S. states in which the Company qualified was $1,094.2 million as of December 31, 2016. Additionally, the Company had $188.5 million and $80.0 million, respectively, of letters of credit in support of reclamation obligations as of December 31, 2017 and 2016. The Company also had restricted cash and cash collateral of $205.2 million and $233.2 million as of December 31, 2017 and 2016, respectively, in support of reclamation obligations.

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
Net periodic postretirement benefit cost included the following components:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Service cost for benefits earned	$6.9	$2.3	$10.4	$11.2
Interest cost on accumulated postretirement benefit obligation	24.2	8.4	34.5	33.8
Amortization of prior service credit	—	(2.3)	(9.2)	(6.8)
Amortization of actuarial loss	—	5.5	20.4	24.9
Net actuarial gain	(22.0)	—	—	—
Net periodic postretirement benefit cost	$9.1	$13.9	$56.1	$63.1
In connection with fresh start reporting, the Company made a policy election to prospectively record amounts attributable to prior service cost and actuarial valuation changes, as applicable, currently in earnings rather than recording such amounts within accumulated other comprehensive income and amortizing to expense over applicable time periods.
The following includes pre-tax amounts recorded in “Accumulated other comprehensive income (loss)”:

	Predecessor
	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Net actuarial loss (gain) arising during year	$—	$32.3	$(35.1)
Amortization:
Actuarial loss	(5.5)	(20.4)	(24.9)
Prior service credit	2.3	9.2	6.8
Settlement related to the Patriot bankruptcy:
Prior service credit (cost)	—	7.2	(16.6)
Total recorded in “Accumulated other comprehensive income (loss)”	$(3.2)	$28.3	$(69.8)
Prior to April 2, 2017, the Company amortized actuarial gain and loss using a 0% corridor with an amortization period that covered the average future working lifetime of active employees (10.31 years at January 1, 2017).

Peabody Energy Corporation	2017 Form 10-K	F- 55

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the plans’ funded status reconciled with the amounts shown in the consolidated balance sheets:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$803.1	$812.1	$776.1
Service cost	6.9	2.3	10.4
Interest cost	24.2	8.4	34.5
Participant contributions	0.4	0.2	0.6
Plan changes	—	—	7.2
Benefits paid	(29.3)	(12.8)	(49.0)
Actuarial (gain) loss	(22.0)	—	32.3
Fresh start reporting adjustments	—	(7.1)	—
Accumulated postretirement benefit obligation at end of period	783.3	803.1	812.1
Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—
Employer contributions	28.9	12.6	48.4
Participant contributions	0.4	0.2	0.6
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(29.3)	(12.8)	(49.0)
Fair value of plan assets at end of period	—	—	—
Funded status at end of period	(783.3)	(803.1)	(812.1)
Less: Current portion (included in “Accounts payable and accrued expenses”)	53.3	56.1	55.8
Noncurrent obligation (included in “Accrued postretirement benefit costs”)	$(730.0)	$(747.0)	$(756.3)
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Successor	Predecessor
	December 31,
	2017	2016
Discount rate	3.70%	4.15%
Measurement date	December 31, 2017	December 31, 2016
The weighted-average assumptions used to determine net periodic benefit cost during each period were as follows:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Discount rate	4.10%	4.15%	4.50%	4.10%
Measurement date	April 1, 2017	December 31, 2016	December 31, 2015	December 31, 2014

Peabody Energy Corporation	2017 Form 10-K	F- 56

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents information about the assumed health care cost trend rate:

	Successor	Predecessor
	Year Ended December 31, 2017	Year Ended December 31, 2016
Pre-Medicare:
Health care cost trend rate assumed for next year	7.00%	6.20%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2023	2021

Post-Medicare:
Health care cost trend rate assumed for next year	6.50%	5.60%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2023	2021
Assumed health care cost trend rates have a significant effect on the expense and liability amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend would have the following effects for the year ended December 31, 2017:

	One Percentage- Point Increase	One Percentage- Point Decrease
	(Dollars in millions)
Effect on total service and interest cost components	$3.2	$(2.9)
Effect on total postretirement benefit obligation	$69.1	$(60.7)
Plan Assets
The Company’s postretirement benefit plans are unfunded.
Estimated Future Benefit Payments
The following benefit payments (net of retiree contributions), which reflect expected future service, as appropriate, are expected to be paid by the Company:

Postretirement
Benefits
(Dollars in millions)
2018	$52.2
2019	53.5
2020	55.9
2021	57.6
2022	56.9
Years 2023-2027	266.4

(17)	Pension and Savings Plans
One of the Company’s subsidiaries, Peabody Investments Corp. (PIC), sponsors a defined benefit pension plan covering certain U.S. salaried employees and eligible hourly employees at certain PIC subsidiaries (the Peabody Plan). A subsidiary of PIC also has a defined benefit pension plan covering eligible employees who are represented by the UMWA under the Western Surface Agreement (the Western Plan). Prior to April 2, 2017, PIC also sponsored an unfunded supplemental retirement plan to provide senior management with benefits in excess of limits under the federal tax law (collectively, the Pension Plans).

Peabody Energy Corporation	2017 Form 10-K	F- 57

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective May 31, 2008, the Peabody Plan was frozen in its entirety for both participation and benefit accrual purposes. The Company adopted an enhanced savings plan contribution structure in lieu of benefits formerly accrued under the Peabody Plan. In November 2017, the Company purchased a group annuity contract from an insurance company to pay future pension benefits to approximately 1,950 retirees and beneficiaries of the Peabody Plan. As a result of this transaction, the Company settled $71.4 million of its pension obligation, paid from plan assets. The Company also recorded a settlement charge of $2.1 million as a result of this transaction.
Net periodic pension (benefit) cost included the following components:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Service cost for benefits earned	$1.6	$0.6	$2.5	$2.7
Interest cost on projected benefit obligation	28.0	9.7	41.5	40.4
Expected return on plan assets	(33.5)	(11.0)	(45.3)	(48.2)
Amortization of prior service cost	—	0.1	0.3	1.0
Amortization of net actuarial losses	—	6.3	24.7	39.6
Settlement charge	2.1	—	—	—
Net actuarial gain	(23.5)	—	—	—
Net periodic pension (benefit) cost	$(25.3)	$5.7	$23.7	$35.5
In connection with fresh start reporting, the Company made a policy election to prospectively record amounts attributable to prior service cost and actuarial valuation changes, as applicable, currently in earnings rather than recording such amounts within accumulated other comprehensive income and amortizing to expense over applicable time periods.
The following includes pre-tax amounts recorded in “Accumulated other comprehensive income (loss)”:

	Predecessor
	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Net actuarial loss arising during period	$—	$6.6	$30.6
Amortization:
Net actuarial loss	(6.3)	(24.7)	(39.6)
Prior service cost	(0.1)	(0.3)	(1.0)
Total recorded in “Accumulated other comprehensive income (loss)”	$(6.4)	$(18.4)	$(10.0)

Prior to April 2, 2017, the Company amortized actuarial gain and loss using a 5% corridor with a five-year amortization period.

Peabody Energy Corporation	2017 Form 10-K	F- 58

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the change in benefit obligation, change in plan assets and funded status of the Pension Plans:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$936.4	$959.3	$939.3
Service cost	1.6	0.6	2.5
Interest cost	28.0	9.7	41.5
Benefits paid	(45.3)	(15.0)	(61.1)
Actuarial loss	25.3	—	37.1
Settlement	(71.4)	—	—
Fresh start reporting adjustments	—	(18.2)	—
Projected benefit obligation at end of period	874.6	936.4	959.3
Change in plan assets:
Fair value of plan assets at beginning of period	783.1	773.0	757.3
Actual return on plan assets	80.1	25.1	75.7
Employer contributions	30.1	—	1.1
Benefits paid	(45.3)	(15.0)	(61.1)
Settlement	(71.4)	—	—
Fair value of plan assets at end of period	776.6	783.1	773.0
Funded status at end of period	$(98.0)	$(153.3)	$(186.3)
Amounts recognized in the consolidated balance sheets:
Noncurrent obligation (included in “Other noncurrent liabilities”)	$(98.0)	$(153.3)	$(163.5)
Liabilities subject to compromise	—	—	(22.8)
Net amount recognized	$(98.0)	$(153.3)	$(186.3)
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Successor	Predecessor
	December 31,
	2017	2016
Discount rate	3.70%	4.15%
Measurement date	December 31, 2017	December 31, 2016
The weighted-average assumptions used to determine net periodic pension (benefit) cost during each period were as follows:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Discount rate	4.10%	4.15%	4.55%	4.15%
Expected long-term return on plan assets	5.90%	5.90%	6.00%	6.25%
Measurement date	April 1, 2017	December 31, 2016	December 31, 2015	December 31, 2014
The expected rate of return on plan assets is determined by taking into consideration expected long-term returns associated with each major asset class based on long-term historical ranges, inflation assumptions and the expected net value from active management of the assets based on actual results. Effective January 1, 2018, the Company lowered its expected rate of return on plan assets from 5.90% to 5.65% reflecting the impact of the Company’s asset allocation and capital market expectations.

Peabody Energy Corporation	2017 Form 10-K	F- 59

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation and the accumulated benefit obligation exceeded plan assets for all plans as of December 31, 2017 and 2016. The accumulated benefit obligation for all plans was $874.6 million and $959.3 million as of December 31, 2017 and 2016, respectively.
Assets of the Pension Plans
Assets of the PIC Master Trust (the Master Trust) are invested in accordance with investment guidelines established by the Peabody Plan Retirement Committee and the Peabody Western Plan Retirement Committee (collectively, the Retirement Committees) after consultation with outside investment advisors and actuaries.
The asset allocation targets have been set with the expectation that the assets of the Master Trust will be managed with an appropriate level of risk to fund each Pension Plan’s expected liabilities. To determine the appropriate target asset allocations, the Retirement Committees consider the demographics of each Pension Plan’s participants, the funded status of each Pension Plan, the business and financial profile of the Company and other associated risk preferences. These allocation targets are reviewed by the Retirement Committees on a regular basis and revised as necessary. The Retirement Committees have developed and implemented a dynamic asset-liability management investment strategy (the Dynamic Investment Strategy) designed to reduce each Pension Plan’s funded status volatility risk as funded status increases resulting from changes in liabilities due to discount rates and other factors, investment returns and funding contributions. The Dynamic Investment Strategy adjusts allocations between return-seeking (i.e., equities and other similar investments) and liability hedging (i.e., fixed income duration and spread exposure) portfolios in a pre-established manner, with changes triggered when the Pension Plans reach certain funded status thresholds. As of December 31, 2017 and 2016, the Master Trust investment portfolio reflected the Company’s target asset mix of 27% and 31% equity securities and 73% and 69% fixed income investments, respectively. Master Trust assets also include funds invested in various real estate properties representing approximately 2% of total Master Trust assets as of December 31, 2017 and 2016. The Retirement Committees’ intention is to liquidate these real estate holdings when allowable per the terms of the limited partnership agreements. Generally, dissolution and liquidation of the limited partnerships is required before the Master Trust’s real estate holdings can be liquidated and is estimated to occur at various times through 2021.
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
Mutual funds. The Master Trust invests in mutual funds for growth and diversification. Investment vehicles include a fund (benchmarked against the performance of the S&P 500 Index) that invests in large-cap publicly traded common stocks (Large-Cap Fund), an institutional fund that holds a diversified portfolio of long-duration corporate fixed income investments (Corporate Bond Fund) and an institutional fund that consists of a diversified portfolio of liquid, short-term instruments of varying maturities (Short-Term Fund). The Large-Cap Fund, which is traded on a national securities exchange in an active market, is valued using daily publicly quoted net asset value (NAV) prices and accordingly classified within Level 1 of the valuation hierarchy. The Corporate Bond Fund and the Short-Term Fund are not traded on a national securities exchange and are valued at NAV, the practical expedient to estimate fair value.
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

Peabody Energy Corporation	2017 Form 10-K	F- 60

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

Peabody Energy Corporation	2017 Form 10-K	F- 61

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of assets in the Master Trust by asset category and by fair value hierarchy:

	Successor
	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mutual funds	$108.0	$—	$—	$108.0
Corporate bonds	—	291.1	—	291.1
U.S. government securities	7.5	21.8	—	29.3
International government securities	—	17.7	—	17.7
Cash funds	30.8	—	—	30.8
Real estate investment trusts	—	—	11.8	11.8
Total assets at fair value	$146.3	$330.6	$11.8	488.7

Assets measured at net asset value practical expedient (1)
Private mutual funds				180.4
Common collective trusts				107.5
				287.9
Total plan assets				$776.6

	Predecessor
	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mutual funds	$119.9	$—	$—	$119.9
Corporate bonds	—	265.7	—	265.7
U.S. government securities	25.1	22.7	—	47.8
International government securities	—	12.6	—	12.6
Cash funds	17.8	—	—	17.8
Real estate investment trusts	—	—	14.1	14.1
Total assets at fair value	$162.8	$301.0	$14.1	477.9

Assets measured at net asset value practical expedient (1)
Private mutual funds				186.1
Common collective trusts				109.0
				295.1
Total plan assets				$773.0
(1) In accordance with Accounting Standards Update 2015-07, investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of assets of the plans.

Peabody Energy Corporation	2017 Form 10-K	F- 62

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth a summary of changes in the fair value of the Master Trust’s Level 3 investments:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Balance, beginning of period	$13.8	$14.1	$23.0
Realized gains	—	0.6	1.8
Unrealized gains (losses) relating to investments still held at the reporting date	2.2	(0.6)	0.2
Purchases, sales and settlements, net	(4.2)	(0.3)	(10.9)
Balance, end of period	$11.8	$13.8	$14.1
Contributions
Annual contributions to qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation (PBGC). Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). During the year Successor period April 2 through December 31, 2017, the Company contributed $30.1 million to its qualified pension plans including a discretionary contribution of $25.0 million. The Company did not make any contributions to its qualified and non-qualified plans during the Predecessor period January 1 through April 1, 2017. Effective April 2, 2017, the Company no longer sponsors any non-qualified pension plans. As of December 31, 2017, the Company’s qualified plans are expected to be at or above the Pension Protection Act thresholds. Minimum funding standards are legislated by ERISA and are modified by pension funding stabilization provisions included in the Moving Ahead for Progress in the 21st Century Act of 2012, the Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015. Based upon minimum funding requirements, the Company is not required to make any payments to its qualified pension plans to meet minimum funding requirements.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in connection with the Company’s benefit obligation:

Successor
Pension Benefits
(Dollars in millions)
2018	$57.2
2019	57.2
2020	58.6
2021	59.5
2022	58.9
Years 2023-2027	280.1
Defined Contribution Plans
The Company sponsors employee retirement accounts under two 401(k) plans for eligible U.S. employees. The Company matches voluntary contributions to each plan up to specified levels. The expense for these plans was $25.5 million for the Successor period April 2 through December 31, 2017 and $5.5 million, $19.2 million and $22.0 million for the Predecessor period January 1 through April 1, 2017 and the years ended December 31, 2016 and 2015, respectively. A performance contribution feature in one of the plans allows for additional discretionary contributions from the Company. The performance contribution expected to be paid in 2018, relating to the 2017 plan year is $9.5 million. There were no performance contributions paid during the Successor period April 2 through December 31, 2017, the Predecessor period January 1 through April 1, 2017 or the year ended December 31, 2016. The performance contribution paid during the year ended December 31, 2015 was $19.5 million.

Peabody Energy Corporation	2017 Form 10-K	F- 63

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Stockholders’ Equity
Successor Company
Common Stock
The following table summarizes Common Stock activity from April 2, 2017 to December 31, 2017:

Successor
April 2 through December 31, 2017
(In millions)
Shares outstanding at the beginning of the period	70.9
Shares issued for preferred share conversions	33.8
Shares issued for warrant conversions	6.2
Shares issued for vested restricted stock units	0.1
Shares repurchased	(5.8)
Shares outstanding at the end of the period	105.2
See Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” for additional information.
Preferred Stock
The following table summarizes the Series A Convertible Preferred Stock activity from April 2, 2017 to December 31, 2017:

Successor
April 2 through December 31, 2017
(In millions)
Shares outstanding at the beginning of the period	30.0
Shares converted to Common Stock	(17.2)
Shares issued for payable in-kind preferred stock dividends	0.7
Shares outstanding at the end of the period	13.5
As of December 31, 2017, there were 13.5 million outstanding shares of Series A Convertible Preferred Stock. No other series of preferred stock was outstanding as of December 31, 2017. On January 31, 2018, the remaining outstanding shares of Series A Convertible Preferred Stock were converted into shares of Common Stock. See Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” for additional information.
Treasury Stock
Share repurchases. On August 1, 2017, the Board authorized a $500.0 million share repurchase program. Repurchases may be made from time to time at the Company’s discretion. The specific timing, price and size of purchases will depend on the share price, general market and economic conditions and other considerations, including compliance with various debt agreements as they may be amended from time to time. No expiration date has been set for the repurchase program, and the program may be discontinued at any time. During the Successor period ended December 31, 2017, the Company repurchased approximately 1.5 million shares of its Common Stock for $40.0 million in connection with an underwritten secondary offering and made additional open-market purchases of approximately 4.3 million shares of its Common Stock for $135.7 million. Subsequent to December 31, 2017 and through February 19, 2018, the Company purchased approximately 0.9 million additional shares of Common Stock for $38.5 million.
Shares relinquished. The Company routinely allows employees to relinquish Common Stock to pay estimated taxes upon the vesting of restricted stock units and the payout of performance units that are settled in Common Stock under its equity incentive plans. The number of shares of Common Stock relinquished was less than 0.1 million for the Successor period ended December 31, 2017. The value of the Common Stock tendered by employees was based upon the closing price on the dates of the respective transactions.

Peabody Energy Corporation	2017 Form 10-K	F- 64

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor Company
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting,” in accordance with the Plan and as previously disclosed, each share of the Company’s common stock outstanding prior to the Effective Date, including all options and warrants to purchase such stock, were extinguished, canceled and discharged, and each such share, option or warrant has no further force or effect as of the Effective Date. Furthermore, all of the Company’s equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect as of the Effective Date.

(19)	Share-Based Compensation
Successor Company
The Company has established the 2017 Incentive Plan (the 2017 Incentive Plan) for employees, non-employee directors and consultants that allows for the issuance of share-based compensation in various forms including options (including non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, dividend equivalents and cash incentive awards. In accordance with the Plan, the 2017 Incentive Plan became effective as of the Effective Date. Refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” for additional information regarding the 2017 Incentive Plan and the grant of emergence awards. Under the 2017 Incentive Plan, approximately 14.0 million shares of the Company’s Common Stock were reserved for issuance. As of December 31, 2017, there are approximately 10.5 million shares of the Company’s Common Stock available for grant.
Share-Based Compensation Expense and Cash Flows
The Company’s share-based compensation expense is recorded in “Selling and administrative expenses” in the consolidated statements of operations. Cash received by the Company upon the exercise of stock options is reflected as a financing activity in the consolidated statements of cash flows. Share-based compensation expense and cash flow amounts were as follows:

Successor
April 2 through December 31, 2017
(Dollars in millions)
Share-based compensation expense - equity classified awards	$21.8
Share-based compensation expense - liability classified awards	—
Total share-based compensation expense	21.8
Tax benefit	—
Share-based compensation expense, net of tax benefit	$21.8

Cash received upon the exercise of stock options and from employee stock purchases	—
Write-off tax benefits related to share-based compensation	—
As of December 31, 2017, the total unrecognized compensation cost related to nonvested awards was $57.5 million, net of taxes, which is expected to be recognized over 2.5 years with a weighted-average period of 1.0 years.
Deferred Stock Units
During the Successor period April 2 through December 31, 2017, the Company granted deferred stock units to each of its non-employee directors. The fair value of these units is equal to the market price of the Company’s Common Stock at the date of grant. These deferred stock units generally vest on a monthly basis over 12 months and are settled in Common Stock three years after the date of grant.

Peabody Energy Corporation	2017 Form 10-K	F- 65

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
On the Effective Date, the Company granted the Emergence Awards. The Emergence Awards granted to the Company’s executive officers generally will vest ratably on each of the first three anniversaries of the Effective Date, subject to, among other things, each such executive officer’s continued employment with the Company. The Emergence Awards will become fully vested upon each such executive officer’s termination of employment by the Company and its subsidiaries without Cause or by the executive for Good Reason (each, as defined in the 2017 Incentive Plan or award agreement) or due to a termination of employment with the Company and its subsidiaries by reason of death or Disability (as defined in the 2017 Incentive Plan or award agreement). In order to receive the Emergence Awards, the executive officers were required to execute restrictive covenant agreements protecting the Company’s interests.
The Company grants restricted stock units to certain senior management and non-senior management employees. For units granted to both senior and non-senior management employees containing only service conditions, the fair value of the award is equal to the market price of the Company’s Common Stock at the date of grant. Units granted to senior management employees vest at various times (none of which exceed three years) in accordance with the underlying award agreement. Compensation cost for both senior and non-senior management employees is recognized on a straight-line basis over the requisite service period. The payouts for active grants awarded during the Successor period April 2 through December 31, 2017 will be settled in the Company’s Common Stock.
A summary of restricted stock unit activity is as follows:

	Successor
	April 2 through December 31, 2017	Weighted Average Grant-Date Fair Value
Nonvested at April 2, 2017	—	$—
Granted	3,618,309	22.04
Vested	(29,555)	22.03
Forfeited	(74,801)	22.03
Nonvested at December 31, 2017	3,513,953	$22.04
The total fair value at grant date of restricted stock units granted during the Successor period April 2 through December 31, 2017 was $79.8 million. The total fair value of restricted stock units vested was $0.9 million during the Successor period April 2 through December 31, 2017
Predecessor Company
In accordance with the Plan and as previously disclosed, each share of the Company’s common stock outstanding prior to the Effective Date, including all options and warrants to purchase such stock, were extinguished, canceled and discharged, and each such share, option or warrant has no further force or effect as of the Effective Date. Furthermore, all of the Company’s equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect as of the Effective Date.

Peabody Energy Corporation	2017 Form 10-K	F- 66

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation Expense and Cash Flows
The Predecessor Company’s share-based compensation expense was recorded in “Selling and administrative expenses” in the consolidated statements of operations. Cash received by the Predecessor Company upon the exercise of stock options and when employees purchased stock under the employee stock purchase plans was reflected as a financing activity in the consolidated statements of cash flows. Share-based compensation expense and cash flow amounts were as follows:

	Predecessor
	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Share-based compensation expense - equity classified awards	$1.9	$11.3	$26.2
Share-based compensation expense - liability classified awards	—	1.5	2.0
Total share-based compensation expense	1.9	12.8	28.2
Tax benefit	—	—	—
Share-based compensation expense, net of tax benefit	$1.9	$12.8	$28.2

Cash received upon the exercise of stock options and from employee stock purchases	—	—	3.4
Write-off tax benefits related to share-based compensation	—	—	—

(20)	Accumulated Other Comprehensive Income (Loss)
The following table sets forth the after-tax components of comprehensive income (loss):

	Foreign Currency Translation Adjustment	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Credit (Cost) Associated with Postretirement Plans	Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Predecessor Company
December 31, 2014	$(111.5)	$(317.5)	$25.1	$(360.9)	$(764.8)
Net change in fair value	—	—	—	(131.3)	(131.3)
Reclassification from other comprehensive income to earnings	—	35.6	(3.7)	251.7	283.6
Current period change	(34.9)	18.1	10.4	—	(6.4)
December 31, 2015	(146.4)	(263.8)	31.8	(240.5)	(618.9)
Reclassification from other comprehensive income to earnings	—	21.0	(5.6)	146.3	161.7
Current period change	(1.8)	(13.5)	(4.5)	—	(19.8)
December 31, 2016	(148.2)	(256.3)	21.7	(94.2)	(477.0)
Reclassification from other comprehensive income to earnings	—	5.8	(1.4)	18.6	23.0
Current period change	5.5	—	—	—	5.5
Fresh start reporting adjustment	142.7	250.5	(20.3)	75.6	448.5
April 1, 2017	$—	$—	$—	$—	$—
Successor Company
Current period change	1.4	—	—	—	1.4
December 31, 2017	$1.4	$—	$—	$—	$1.4

Peabody Energy Corporation	2017 Form 10-K	F- 67

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income (loss) related to postretirement plans and workers’ compensation obligations and cash flow hedges related to Predecessor periods were eliminated in accordance with fresh start reporting as described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting. The following table provides additional information regarding items reclassified out of “Accumulated other comprehensive income (loss)” into earnings during the periods presented below:

	Amount reclassified from accumulated other comprehensive income (loss) (1)
	Predecessor
Details about accumulated other comprehensive loss components	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Affected line item in the consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers’ compensation obligations:
Postretirement health care and life insurance benefits	$(5.5)	$(20.4)	$(24.9)	Operating costs and expenses
Defined benefit pension plans	(5.3)	(20.5)	(32.9)	Operating costs and expenses
Defined benefit pension plans	(1.0)	(4.2)	(6.7)	Selling and administrative expenses
Workers’ compensation amortization	2.7	11.7	8.0	Operating costs and expenses
	(9.1)	(33.4)	(56.5)	Total before income taxes
	3.3	12.4	20.9	Income tax benefit
	$(5.8)	$(21.0)	$(35.6)	Total after income taxes

Prior service credit (cost) associated with postretirement plans:
Postretirement health care and life insurance benefits	$2.3	$9.2	$6.8	Operating costs and expenses
Defined benefit pension plans	(0.1)	(0.3)	(1.0)	Operating costs and expenses
	2.2	8.9	5.8	Total before income taxes
	(0.8)	(3.3)	(2.1)	Income tax provision
	$1.4	$5.6	$3.7	Total after income taxes

Cash flow hedges:
Foreign currency cash flow contracts	$(16.6)	$(145.6)	$(316.4)	Operating costs and expenses
Fuel and explosives commodity swaps	(11.0)	(86.1)	(120.4)	Operating costs and expenses
Coal trading commodity futures, swaps and options	—	—	51.8	Other revenues
Insignificant items	(0.1)	(0.5)	(0.7)
	(27.7)	(232.2)	(385.7)	Total before income taxes
	9.1	85.9	134.0	Income tax benefit
	$(18.6)	$(146.3)	$(251.7)	Total after income taxes
(1)    Presented as gains (losses) in the consolidated statements of operations.
Comprehensive loss for the Predecessor periods differed from net loss by the amount of unrealized gain or loss resulting from valuation changes of the Company’s cash flow hedges (see Note 7. “Derivatives and Fair Value Measurements” and Note 8. “Coal Trading” for information related to the Company’s cash flow hedges), the change in actuarial loss and prior service cost of postretirement plans and workers’ compensation obligations (see Note 16. “Postretirement Health Care and Life Insurance Benefits,” Note 17. “Pension and Savings Plans” and Note 4. “Discontinued Operations” for information related to the Company’s postretirement and pension plans) and foreign currency translation adjustment related to the Company’s investments in Middlemount, whose functional currency is the Australian dollar. The values of the Company’s cash flow hedging instruments were primarily affected by the U.S. dollar/Australian dollar exchange rate and changes in the prices of certain coal and diesel fuel products.

Peabody Energy Corporation	2017 Form 10-K	F- 68

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Resource Management, Acquisitions and Other Commercial Events
Organizational Realignment
From time to time, the Company initiates restructuring activities in connection with its repositioning efforts to appropriately align its cost structure or optimize its coal production relative to prevailing global coal industry conditions. Costs associated with restructuring actions can include early mine closures, voluntary and involuntary workforce reductions, office closures and other related activities. Included in the Company’s consolidated statements of operations were aggregate restructuring charges, primarily comprised of cash severance costs of $7.6 million during the Successor period April 2 through December 31, 2017 and $15.5 million and $23.5 million during the years ended December 31, 2016 and 2015, respectively.
Divestitures and Other Transactions
On November 28, 2017, the Company paid $3.0 million for a third-party’s assumption of all rights and obligations related to a guarantee liability recorded pursuant to a 2007 transaction wherein the Company purchased approximately 345 million tons of coal reserves and surface lands in the Illinois Basin. In conjunction with the 2007 purchase, the Company agreed to guarantee certain reclamation and bonding commitments of an affiliate of the seller. The Company extinguished its associated $34.2 million liability upon completion of the 2017 transaction and recorded a gain of $31.2 million which is included within “Net gain on disposals” in the accompanying consolidated statements of operations for the Successor period ended December 31, 2017.
On November 27, 2017, the Company completed the sale of the majority of its Burton Mine and related infrastructure to the Lenton Joint Venture for $11.7 million. The Lenton Joint Venture assumed the reclamation obligations associated with the assets acquired in the sale. The transaction reduced the Company’s asset retirement obligation by $40.5 million and reduced the amount of restricted cash held in support of such obligations by approximately $30.0 million. The Burton Mine, located in Queensland’s Bowen Basin, entered a care, maintenance and rehabilitation phase in December 2016 and had no carrying value at the time of sale. In connection with the transaction, the Company recorded a gain of $52.2 million which is included within “Net gain on disposals” in the accompanying consolidated statements of operations for the Successor period ended December 31, 2017.
On August 29, 2017, the Company entered into an agreement to sell its 50% interest in the Red Mountain Joint Venture (RMJV) with BHP Billiton Mitsui Coal Pty Ltd (BMC) for $20.0 million. RMJV operates the coal handling and preparation plant utilized by the Company’s Millennium Mine. The transaction closed on February 6, 2018. BMC assumed the reclamation obligations and other commitments associated with the assets of RMJV. The Millennium Mine will have continued usage of the coal handling and preparation plant and the associated rail loading facility until the end of 2019.
The Company had a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia that exports both metallurgical and thermal coal primarily to Europe and Brazil. On March 31, 2017, the Company completed a sale of its interest in Dominion Terminal Associates to Contura Terminal, LLC and Ashland Terminal, Inc., both of which are partners of the Dominion Terminal Associates. The Company collected $20.5 million in proceeds and recorded $19.7 million of gain on the sale, which was classified in “Net gain on disposals” in the consolidated statement of operations during the Predecessor period January 1, 2017 through April 1, 2017.
In November 2016, the Company entered into a definitive share sale and purchase agreement (SPA) for the sale of all of its equity interest in Metropolitan Collieries Pty Ltd, the entity that owns the Metropolitan Mine in New South Wales, Australia and the associated interest in the Port Kembla Coal Terminal, to South32 Limited (South32). The SPA provided for a cash purchase price of $200.0 million and certain contingent consideration, subject to a customary working capital adjustment. South32 terminated the agreement in April 2017 after it was unable to obtain necessary approvals from the Australian Competition and Consumer Commission within the timeframe required under the SPA. As a result of the termination, the Company retained an earnest deposit posted by South32 which was recorded in “Other revenues” in the accompanying consolidated statements of operations during the Successor period April 2, 2017 through December 31, 2017.

Peabody Energy Corporation	2017 Form 10-K	F- 69

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2016, the Company completed the sale of its 5.06% participation interest in the Prairie State Energy Campus to the Wabash Valley Power Association for $57.1 million. The Company recognized a gain on sale of $6.2 million related to the transaction, which was classified in “Net gain on disposals” in the consolidated statement of operations for the year ended December 31, 2016.
In May 2016, the Company entered into sale and purchase agreements with Australia-based Pembroke Resources to sell its interest in undeveloped metallurgical reserve tenements in Queensland’s Bowen Basin. The transaction included Olive Downs South, Olive Downs South Extended and Willunga tenements, which were sold for $64.1 million in cash plus a royalty stream. The Company recognized a gain on sale of $2.8 million related to those tenements, which was classified in “Net gain on disposals” in the consolidated statement of operations for the year ended December 31, 2016. The sale and purchase agreement for the remaining tenements, namely the Olive Downs North tenements, terminated in October 2017 as certain closing conditions were not satisfied within the prescribed time period.
In November 2015, the Company entered into a definitive agreement to sell its New Mexico and Colorado assets to Bowie Resource Partners, LLC (Bowie) in exchange for cash proceeds of $358 million and the assumption of certain liabilities. Bowie agreed to pay the Company a termination fee of $20 million (Termination Fee) in the event the Company terminated the agreement because Bowie failed to obtain financing and close the transaction. On April 12, 2016, Peabody terminated the agreement and demanded payment of the Termination Fee. Following a favorable judgment by the Bankruptcy Court, the Company collected the Termination Fee from Bowie. The Termination Fee is included in “Other revenues” in the accompanying consolidated statements of operations during the Successor period April 2, 2017 through December 31, 2017.
Joint Venture
In 2014, the Company agreed to establish an unincorporated joint venture project with Glencore plc (Glencore), in which each party will hold a 50% interest, to combine the existing operations of the Company’s Wambo Open-Cut Mine in Australia with the adjacent coal reserves of Glencore’s United Mine. The Company expects the project to result in several operation synergies, including improved mining productivity, lower per-unit operating costs and an extended mine life. The joint venture operations are expected to commence in the fourth quarter of 2018, subject to substantive contingencies, including the requisite regulatory and permitting approvals. At such time as those contingencies have been resolved or are no longer considered to be substantive, the Company will account for its beneficial interest in the combined operations at fair value.

(22)	Earnings per Share (EPS)
Basic and diluted EPS are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s convertible preferred stock is considered a participating security because holders are entitled to receive dividends on an if-converted basis. The Predecessor Company’s restricted stock awards were considered participating securities because holders were entitled to receive non-forfeitable dividends during the vesting term. Diluted EPS includes securities that could potentially dilute basic EPS during a reporting period and assumes that participating securities are not executed or converted. As such, the Company includes the share-based compensation awards in its potentially dilutive securities. The calculation of diluted EPS for the Predecessor Company also considered the impact of the Debentures. Dilutive securities are not included in the computation of loss per share when a company reports a net loss from continuing operations as the impact would be anti-dilutive.
For all but the Predecessor Company’s performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation.For the Predecessor Company’s performance units, their contingent features resulted in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted. For further discussion of the Company’s share-based compensation awards, see Note 19. “Share-Based Compensation.”
Up to the time of cancellation, a conversion of the Debentures could have resulted in payment for any conversion value in excess of the principal amount of the Debentures in the Predecessor Company’s common stock. For diluted EPS purposes, potential common stock was calculated based on whether the market price of the Predecessor Company’s common stock at the end of each reporting period was in excess of the conversion price of the Debentures. The effect of the Debentures was excluded from the calculation of diluted EPS for all periods presented herein because to do so would have been anti-dilutive for those periods.

Peabody Energy Corporation	2017 Form 10-K	F- 70

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of diluted EPS for the Successor Company excluded aggregate share-based compensation awards of less than 0.1 million for the period April 2 through December 31, 2017. The computation of diluted EPS for the Predecessor Company excluded aggregate share-based compensation awards of approximately 0.2 million, 0.4 million and 0.6 million for the period January 1 through April 1, 2017, and the years ended December 31, 2016 and 2015, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions, except per share amounts)
EPS numerator:
Income (loss) from continuing operations, net of income taxes	$713.1	$(195.5)	$(663.8)	$(1,783.2)
Less: Series A Convertible Preferred Stock dividends	179.5	—	—	—
Less: Net income attributable to noncontrolling interests	15.2	4.8	7.9	7.1
Income (loss) from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	518.4	(200.3)	(671.7)	(1,790.3)
Less: Earnings allocated to participating securities	129.0	—	—	—
Income (loss) from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	389.4	(200.3)	(671.7)	(1,790.3)
Loss from discontinued operations, net of income taxes	(19.8)	(16.2)	(57.6)	(175.0)
Less: Loss from discontinued operations allocated to participating securities	(4.9)	—	—	—
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(14.9)	(16.2)	(57.6)	(175.0)
Net income (loss) attributable to common stockholders, after allocation of earnings to participating securities (1)	$374.5	$(216.5)	$(729.3)	$(1,965.3)

EPS denominator:
Weighted average shares outstanding — basic	101.1	18.3	18.3	18.1
Impact of dilutive securities	1.4	—	—	—
Weighted average shares outstanding — diluted (2)	102.5	18.3	18.3	18.1

Basic EPS attributable to common stockholders:
Income (loss) from continuing operations	$3.85	$(10.93)	$(36.72)	$(98.65)
Loss from discontinued operations	(0.15)	(0.88)	(3.15)	(9.64)
Net income (loss) attributable to common stockholders	$3.70	$(11.81)	$(39.87)	$(108.29)

Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$3.81	$(10.93)	$(36.72)	$(98.65)
Loss from discontinued operations	$(0.14)	$(0.88)	$(3.15)	$(9.64)
Net income (loss) attributable to common stockholders	$3.67	$(11.81)	$(39.87)	$(108.29)

(1)	The reallocation adjustment for participating securities to arrive at the numerator to calculate diluted EPS was $1.2 million for the Successor period April 2 through December 31, 2017.

(2)
The two-class method assumes that participating securities are not exercised or converted. As such, weighted average diluted shares outstanding excluded 33.5 million shares related to the participating securities for the Successor period April 2 through December 31, 2017.

Peabody Energy Corporation	2017 Form 10-K	F- 71

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
As of December 31, 2017, approximately 17.2 million shares of Preferred Stock had been converted and no Warrants remained unexercised, which together resulted in the issuance of an additional 40.0 million shares of Common Stock. As discussed in Note 13. “Current and Long-term Debt” and Note 18. “Stockholders’ Equity,” approximately 5.8 million shares of Common Stock had been repurchased as of December 31, 2017.
(23)     Management — Labor Relations
On December 31, 2017, the Company had approximately 7,100 employees worldwide, including approximately 5,500 hourly employees; the employee amounts exclude employees that were employed at operations classified as discontinued operations. Approximately 38% of those hourly employees were represented by organized labor unions and were employed by mines that generated 20% of the Company’s 2017 coal production from continuing operations.  In the U.S., one surface mine is represented by an organized labor union. In Australia, the coal mining industry is unionized and the majority of hourly workers employed at the Company’s Australian Mining operations are members of trade unions. The Construction Forestry Mining and Energy Union generally represents the Company’s Australian subsidiaries’ hourly production and engineering employees, including those employed through contract mining relationships. The Company believes labor relations with its employees are good. Should that condition change, the Company could experience labor disputes, work stoppages or other disruptions in production that could negatively impact the Company’s results of operations and cash flows.
The following table presents the Company’s active mining operations as of December 31, 2017 in which the employees are represented by organized labor unions:

Mine	Current Agreement Expiration Date

U. S.
Kayenta (1)	September 2019
Australia
Owner-operated mines:
Wambo Open-Cut (2)	December 2018
Wambo Underground (2)	April 2015
North Goonyella (3)	December 2018
Metropolitan (4)	January 2021
Millennium (5)	March 2019
Wilpinjong (6)	May 2020
Coppabella (7)	December 2016
Moorvale (8)	June 2020

Peabody Energy Corporation	2017 Form 10-K	F- 72

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
Hourly workers at the Company’s Kayenta Mine in Arizona are represented by the UMWA under the Western Surface Agreement, which is effective through September 16, 2019. This agreement covers approximately 7% of the Company’s U.S. subsidiaries’ hourly employees, who generated approximately 4% of the Company’s U.S. production during the year ended December 31, 2017.

(2)
Employees of the Wambo Open-Cut Mine operate under a separate enterprise agreement which will expire in December 2018. Negotiations for a new agreement are expected to commence in the fourth quarter of 2018. There were no wage increases over the three-year term of the current labor agreement. Employees of the Company's Wambo Underground Mine operate under a separate labor agreement. That agreement expired in April 2015. The parties are currently renegotiating the new labor agreement and reached an agreement in principle which is subject to an employee vote in the first quarter of 2018. There have been no wage increases and no disruptions in the mine’s operations since the agreement expired. The Wambo coal handling and preparation plant hourly employees are under a separate labor agreement that expires in December 2018 and extension negotiations are expected to commence in the fourth quarter of 2018. Hourly employees of these mines comprise approximately 20% of the Company’s Australian subsidiaries’ hourly employees, who generated approximately 19% of the Company’s Australian production during the year ended December 31, 2017.

(3)
Employees of the North Goonyella Mine operate under a separate enterprise agreement which will expire in December 2018. Negotiations for a new agreement are expected to commence in the fourth quarter of 2018. There were no wage increases over the three-year term of the current labor agreement. Hourly employees of this mine comprise approximately 7% of the Company’s Australian subsidiaries’ hourly employees, who generated approximately 11% of the Company’s Australian production during the year ended December 31, 2017.

(4)
Employees of the Company’s Metropolitan Mine operate under a separate labor agreement, which expires in January 2021. There is also a deputy labor agreement which expired in September 2015. The parties have been in ongoing negotiations for an extension to the agreement. There have been no disruptions to the mine’s operations as a result of the expiration of the agreement. Hourly employees of this mine comprise approximately 12% of the Company’s Australian subsidiaries’ hourly employees, who generated approximately 3% of the Company’s Australian production during the year ended December 31, 2017.

(5)
In March 2017, the Company entered into a new two-year labor agreement which expires in March 2019. The new agreement has minimal wage increases. Hourly employees of this mine comprise approximately 15% of the Company’s Australian subsidiaries’ hourly employees, who generated approximately 10% of the Company’s Australian production during the year ended December 31, 2017.

(6)
In May 2017, the Company entered into a new three-year labor agreement which expires in May 2020. The new agreement has minimal wage increases. Hourly employees of this mine comprise approximately 21% of the Company’s Australian subsidiaries’ hourly employees, who generated approximately 42% of the Company’s Australian production during the year ended December 31, 2017.

(7)
Employees of the Company’s Coppabella Mine operate under a separate enterprise agreement which expired in December 2016. The negotiations for a new labor agreement are progressing and the parties reached an agreement in principle which is subject to an employee vote in the first quarter of 2018. There were no wage increases or disruptions to the mine’s operations as a result of the expiration of the agreement. Hourly employees of this mine comprise approximately 16% of the Company’s Australian subsidiaries’ hourly employees, who generated approximately 9% of the Company’s Australian production during the year ended December 31, 2017.

(8)
Employees of the Company’s Moorvale Mine operate on individual contracts underpinned by a non-union enterprise agreement. Employees are managed according to their individual contracts rather than the enterprise agreement. In July 2017, all employees signed a memorandum of understanding agreeing to a rollover of the existing enterprise agreement until June 20, 2020.

(24)	Financial Instruments, Guarantees With Off-Balance-Sheet Risk and Other Guarantees
In the normal course of business, the Company is a party to guarantees and financial instruments, some of which carry off-balance-sheet risk and are not reflected in the accompanying consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance.
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
At December 31, 2017, the Company’s asset retirement obligations for its U.S. operations of $457.9 million were supported by surety bonds of $1,075.2 million, as well as letters of credit issued under the Company’s receivables securitization program and Revolver amounting to $174.0 million. At December 31, 2017, the Company’s asset retirement obligations for its Australia operations of $233.2 million were supported by a combination of $205.2 million of restricted cash and cash collateral, $61.6 million of bank guarantees and $14.5 million of similarly issued letters of credit.

Peabody Energy Corporation	2017 Form 10-K	F- 73

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable Securitization
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting,” the Company entered into the Receivables Purchase Agreement to extend the receivables securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The term of the receivables securitization program (Securitization Program) ends on April 3, 2020, subject to certain liquidity requirements and other customary events of default set forth in the Receivables Purchase Agreement. The Securitization Program provides for up to $250.0 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of cash collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be drawn upon for letters of credit in support of other obligations. During 2017, the Company entered into amendments to the Securitization Program to include the receivables of additional Australian operations, reduce the restrictions on the availability of certain eligible receivables, add an additional servicer and reduce program fees.
Under the terms of the Securitization Program, the Company contributes the trade receivables of its participating subsidiaries on a revolving basis to P&L Receivables, its wholly-owned, bankruptcy-remote subsidiary, which then sells the receivables to unaffiliated banks. P&L Receivables retains the ability to repurchase the receivables in certain circumstances. The assets and liabilities of P&L Receivables are consolidated with Peabody, and the Securitization Program is treated as a secured borrowing for accounting purposes, but the assets of P&L Receivables will be used first to satisfy the creditors of P&L Receivables, not Peabody’s creditors. The borrowings under the Securitization Program remain outstanding throughout the term of the agreement, subject to the Company maintaining sufficient eligible receivables, by continuing to contribute trade receivables to P&L Receivables, unless an event of default occurs.
At December 31, 2017, the Company had no outstanding borrowings and $169.5 million of letters of credit drawn under the Securitization Program. The letters of credit were primarily in support of portions of the Company’s obligations for reclamation, workers’ compensation and postretirement benefits. The Company had no cash collateral requirement under the Securitization Program at December 31, 2017 and $40.5 million required under its former receivables securitization facility in place prior to the Effective Date at December 31, 2016. The Company incurred fees associated with the Securitization Program of $5.3 million during the Successor period April 2, 2017 through December 31, 2017, which have been recorded as “Interest expense” in the accompanying statements of operations. As it relates to the former receivables securitization facility in place prior to the Effective Date, the Company incurred interest expense of $2.0 million during the Predecessor Period January 1, 2017 through April 1, 2017 and $8.2 million and $1.8 million for the years ended December 31, 2016 and 2015.
Restricted Cash Collateral
The Company has restricted cash held as collateral for financial assurances associated with a variety of long-term obligations and commitments surrounding the mining, reclamation and shipping of its production. At December 31, 2017 and December 31, 2016, the Company had $323.1 million and $529.3 million, respectively, related to such obligations. The Company also had $40.1 million and $13.8 million of restricted cash at December 31, 2017 and December 31, 2016, respectively, related to various short-term obligations.
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

Peabody Energy Corporation	2017 Form 10-K	F- 74

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(25)	Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of December 31, 2017, purchase commitments for capital expenditures were $159.0 million, all of which is obligated within the next three years, with $41.9 million obligated in the next year.
In Australia, the Company has generally secured the ability to transport coal through rail contracts and ownership interests in five east coast coal export terminals that are primarily funded through take-or-pay arrangements with terms ranging up to 25 years. In the U.S., the Company has entered into certain long-term coal export terminal agreements to secure export capacity through the Gulf Coast. As of December 31, 2017, these Australian and U.S. commitments under take-or-pay arrangements totaled $1.3 billion, of which approximately $182 million is obligated within the next year.
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
The Chapter 11 Cases impacted the liabilities of the Debtors described below and in Note 4. “Discontinued Operations,” as well as certain other contingent liabilities the Debtors may have. For example, if a contingent litigation liability of the Debtors is ultimately allowed as a prepetition claim under the Bankruptcy Code, that claim will be subject to the applicable treatment set forth in the Plan and be discharged pursuant to the terms of the Plan.
A group of creditors (the Ad Hoc Committee) that held certain interests in the Company's prepetition indebtedness appealed the Bankruptcy Court's order confirming the Plan.  On December 29, 2017, the United States District Court for the Eastern District of Missouri (the District Court) entered an order dismissing the Ad Hoc Committee's appeal, and, in the alternative, affirming the order confirming the Plan. On January 26, 2018, the Ad Hoc Committee appealed the District Court's order to the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit).  In its appeal, the Ad Hoc Committee does not ask the Eighth Circuit to reverse the order confirming the Plan.  Instead, the Ad Hoc Committee asks the Eighth Circuit to award the Ad Hoc Committee members either unspecified damages or the right to buy an unspecified amount of Company stock at a discount. The Company does not believe the appeal is meritorious and will vigorously defend it.

Peabody Energy Corporation	2017 Form 10-K	F- 75

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Relating to Continuing Operations
Peabody Monto Coal Pty Ltd, Monto Coal 2 Pty Ltd and Peabody Energy Australia PCI Pty Ltd (PEA-PCI). In October 2007, a statement of claim was delivered to Peabody Monto Coal Pty Ltd, a wholly-owned subsidiary of PEA-PCI, that was then known as Macarthur Coal Limited, and Monto Coal 2 Pty Ltd, an equity accounted investee, from the minority interest holders in the Monto Coal Joint Venture, alleging that Monto Coal 2 Pty Ltd breached the Monto Coal Joint Venture Agreement and Peabody Monto Coal Pty Ltd breached the Monto Coal Management Agreement. Peabody Monto Coal Pty Ltd is the manager of the Monto Coal Joint Venture pursuant to the Management Agreement. Monto Coal 2 Pty Ltd holds a 51% interest in the Monto Coal Joint Venture. The plaintiffs are Sanrus Pty Ltd, Edge Developments Pty Ltd and H&J Enterprises (Qld) Pty Ltd. An additional statement of claim was delivered to PEA-PCI in November 2010 from the same minority interest holders in the Monto Coal Joint Venture, alleging that PEA-PCI induced Monto Coal 2 Pty Ltd and Peabody Monto Coal Pty Ltd to breach the Monto Coal Joint Venture Agreement and the Monto Coal Management Agreement, respectively. The plaintiffs later amended their claim to allege damages for lost opportunities to sell their joint venture interest. These actions, which are pending before the Supreme Court of Queensland, Australia, seek damages from the three defendants collectively of amounts ranging from $15.6 million Australian dollars to $1.8 billion Australian dollars, plus interest and costs. The defendants dispute the claims and are vigorously defending their positions. Orders have been made by the court relating to trial preparation steps, with the steps expected to be completed by the end of April 2018. The court ordered the parties to participate in a mediation by the end of August 2018 and expects to set some trial dates in the second half of 2018 with the remainder of trial to be completed in 2019. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss currently cannot be reasonably estimated.
Berenergy Corporation. The Company has been in a legal dispute with Berenergy Corporation (Berenergy) regarding Berenergy’s access to certain of its underground oil deposits beneath the Company’s North Antelope Rochelle Mine and contiguous undisturbed areas. The Company believes that any claims related to this matter constitute prepetition claims. On October 13, 2016, the Sixth Judicial Court in the state of Wyoming (Wyoming Court) entered an order (Wyoming Court Decision) allowing the Company the right to mine through certain wells owned by Berenergy but required the Company to compensate Berenergy for damages of $0.9 million, which the Company recognized during 2016. Further, the Wyoming Court ruled that should Berenergy obtain approval from the Wyoming Oil and Gas Conservation Commission (the Commission) to recover certain secondary deposits beneath the mine’s contiguous undisturbed areas, the Company would be liable to Berenergy for the cost of certain special procedures and equipment required to access the secondary deposits remotely from outside the Company’s mine area, which has been estimated as $13.1 million by Berenergy. Berenergy so far has not applied to the Commission for approval and the Company believes it is not probable that the Commission would approve access to the secondary deposits if Berenergy applied based on the Company’s view of a lack of economic feasibility and certain restrictions on Berenergy’s legal claim to the deposits. Based upon these factors, the Company has not accrued a liability related to the secondary deposits as of December 31, 2017. On December 21, 2016, Berenergy filed a Notice of Appeal with the Wyoming Supreme Court of the Wyoming Court Decision. On January 5, 2017, Peabody filed a Notice of Cross-Appeal with the Wyoming Supreme Court of the Wyoming Court Decision. Both parties filed appellate briefs on April 17, 2017. The matter before the Wyoming Supreme Court has been fully briefed by the parties and oral arguments were held on August 16, 2017. On June 22, 2017, the Bankruptcy Court entered an order disallowing Berenergy’s proof of claim for the amounts awarded in the Wyoming Court Decision, which the Company believes discharged its obligation to pay these amounts. On January 4, 2018, the Wyoming Supreme Court vacated the Wyoming Court Decision and remanded the case with instructions to dismiss the case if the federal lessors could not be joined. On February 6, 2018, the Wyoming Supreme Court ordered a rehearing to decide whether its January 4, 2018 decision would apply to Berenergy’s access rights under a private, as opposed to a Federal, lease.
County of San Mateo, County of Marin, City of Imperial Beach. The Company was named as a defendant, along with numerous other companies, in three nearly identical lawsuits. The lawsuits seek to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels. The lawsuits primarily assert that the companies’ products have caused a sea level rise that is damaging the plaintiffs. The complaints specifically alleged that the defendants’ activities from 1965 to 2015 caused such damage. The Company filed a motion to enforce the Confirmation Order in the Bankruptcy Court because the Confirmation Order enjoins claims that arose before the effective date of the Plan. The motion to enforce was heard on October 5, 2017 and granted on October 24, 2017. The Bankruptcy Court ordered the plaintiffs to dismiss their lawsuits against the Company. On November 26, 2017, the plaintiffs appealed the Bankruptcy Court’s October 24, 2017 order to the U.S. District Court for the Eastern District of Missouri. On November 28, 2017, plaintiffs sought a stay pending appeal from the Bankruptcy Court, which was denied December 8, 2017. On December 19, 2017, the plaintiffs moved the U.S. District Court for the Eastern District of Missouri for a stay pending appeal. In the underlying cases pending in California, the parties are litigating whether the complaints should be heard in federal or state court.

Peabody Energy Corporation	2017 Form 10-K	F- 76

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10th Circuit U.S. Bureau of Land Management (BLM) Appeal. On September 15, 2017, the Tenth Circuit Court of Appeals reversed the District Court of Wyoming’s decision upholding BLM’s approval of four coal leases in the Powder River Basin. Two of the four leases relate to the Company’s North Antelope Rochelle Mine in Wyoming. There is no immediate impact on the Company’s leases as the Court of Appeals did not vacate the leases as part of its ruling. Rather, the Court of Appeals remanded the case back to the District Court with directions to order BLM to revise its environmental analysis. On November 27, 2017, the District Court remanded BLM to revise its environmental analysis. On January 31, 2018, the federal respondents filed a status report advising the District Court that they would conduct an environmental assessment to remedy the National Environmental Policy Act defect found by the Tenth Circuit, and anticipated that the environmental assessment would be completed in approximately six months. The Company’s operations will continue in the normal course during this period since the decision has no impact on mining at this time. The Company currently believes that its operations are unlikely to be materially impacted by this case, but the timing and magnitude of any impact on the Company’s future operations is not certain.
Wilpinjong Extension Project (WEP). Wollar Progress Association has applied to the Land & Environment Court for a judicial review of the New South Wales Planning Assessment Commission’s decision to approve the WEP. The matter was heard by the court in early February 2018. However, a decision has not yet been ordered. In the interim, the Company’s Wilpinjong Mine continues to mine in accordance with its approvals.
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
As a result of filing the Chapter 11 Cases, Gold Fields ceased its response actions and other engagements with the EPA at these sites and ceased paying remediation costs on Blue Tee’s behalf. During the Chapter 11 Cases, Blue Tee and several governmental entities including the EPA, the Department of the Interior and several states filed claims against Gold Fields and PEC and objections to the Plan. Gold Fields and PEC filed various objections to the claims.
On March 16, 2017, the Debtors agreed to settle the objections to the Plan filed by Blue Tee and several government entities in the Chapter 11 Cases. Under the settlements, the Debtors will (1) not seek to recover federal tax refunds owed to Debtors in the amount of approximately $11 million; (2) transfer $12 million of insurance settlement proceeds from Century and Pacific Employers Insurance Company relating to environmental liabilities to the Gold Fields Liquidating Trust (as described in the Plan); and (3) pay $20 million to the Gold Fields Liquidating Trust. On March 16 and 17, 2017, the Bankruptcy Court entered orders approving these settlements. On July 13, 2017, the Debtors and government entities entered into a settlement agreement to reflect the above settlement. Notice of the settlement agreement was given in the Federal Register on July 20, 2017. On September 5, 2017, the Bankruptcy Court gave final approval of the settlement agreement after the notice and comment period expired. As of the Effective Date, all Gold Fields assets and liabilities have been transferred to the Gold Fields Liquidating Trust and the Reorganized Debtors have no further obligations with respect to Gold Fields.
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

Peabody Energy Corporation	2017 Form 10-K	F- 77

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(26)	Summary of Quarterly Financial Information (Unaudited)
A summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 is presented below.

	Year Ended December 31, 2017
	Predecessor		Successor
	First Quarter	April 1	April 2 through June 30	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Revenues	$1,326.2	$—	$1,258.3	$1,477.2	$1,517.1
Operating profit	198.1	—	146.0	202.9	338.2
Income (loss) from continuing operations, net of income taxes	124.3	(319.8)	101.4	233.7	378.0
Net income (loss)	120.2	(331.9)	98.7	230.0	364.6
Net income (loss) attributable to common stockholders	115.4	(331.9)	(20.2)	201.4	317.4
Basic EPS — continuing operations (1)	$6.46	$(17.44)	$(0.18)	$1.51	$2.50
Diluted EPS — continuing operations (1)	$6.44	$(17.44)	$(0.18)	$1.49	$2.47
Weighted average shares used in calculating basic EPS	18.3	18.3	96.8	101.6	104.8
Weighted average shares used in calculating diluted EPS	18.4	18.3	96.8	103.1	106.5

(1)	EPS for the quarters may not sum to the amounts for the year as each period is computed on a discrete basis.
Operating profit for the first quarter of 2017 included $30.5 million of asset impairment costs, related to terminated coal lease contracts in the Midwestern U.S. Operating profit for the fourth quarter of 2017 reflected $45.2 million of net mark-to-market gains on actuarially determined liabilities partially offset by $6.6 million of restructuring charges. The operating profit for the fourth quarter of 2017 also included net gain on disposals of $83.1 million, primarily driven by the sale of the Burton Mine and the extinguishment of a guarantee liability for reclamation and bonding commitments of $52.2 million and $31.2 million, respectively. Operating profit for the first, third and fourth quarters of 2017, as well as the period April 2 through June 30, 2017 included steady income from equity affiliates of $15.0 million, $10.5 million, $22.8 million, and $15.7 million, respectively, due to favorable coal pricing at Middlemount. Income from continuing operations, net of income taxes for the first quarter and April 1, 2017 reflected $41.4 million and $585.8 million, respectively, of reorganization items, net due to the Company’s emergence from the Chapter 11 Cases. Income from continuing operations, net of income taxes for the period April 2 through June 30, 2017 and the third quarter of 2017 reflected $41.4 million and $42.5 million, respectively, of interest expense, while the fourth quarter experienced a decrease in interest expense due to prepayments on the Senior Secured Term Loan, reducing interest payments. Income from continuing operations, net of income taxes for the third and fourth quarters of 2017 included a loss on debt extinguishment of $12.9 million and $8.0 million, respectively, resulting from the prepayments of the Senior Secured Term Loan.

	Year Ended December 31, 2016
	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Revenues	$1,027.2	$1,040.2	$1,207.1	$1,440.8
Operating profit (loss)	(102.7)	(107.7)	(21.6)	(44.9)
Loss from continuing operations, net of income taxes	(167.7)	(223.2)	(97.7)	(175.2)
Net loss	(171.1)	(226.2)	(135.8)	(188.3)
Net loss attributable to common stockholders	(171.1)	(227.9)	(137.6)	(192.7)
Basic and diluted EPS — continuing operations (1)	$(9.17)	$(12.30)	$(5.44)	$(9.82)
Weighted average shares used in calculating basic and diluted EPS	18.3	18.3	18.3	18.3

(1)	EPS for the quarters may not sum to the amounts for the year as each period is computed on a discrete basis.

Peabody Energy Corporation	2017 Form 10-K	F- 78

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating loss for the first quarter and second quarter of 2016 reflected $26.4 million and $10.3 million of debt restructuring costs, respectively. Operating loss for the first and fourth quarters of 2016 included $17.2 million and $230.7 million of asset impairment costs, respectively, primarily driven by the impairment of Metropolitan Mine to reflect estimated selling price. The operating loss for the second quarter of 2016 included net gain on disposals of $13.7 million, primarily driven by net gains on sale of the Olive Downs South tenements and participation interest in Prairie State Energy Campus of $2.8 million and $6.2 million, respectively. Operating loss for the fourth quarter of 2016 included income from equity affiliates of $28.8 million, due to favorable coal pricing at Middlemount. Loss from continuing operations, net of income taxes for the first quarter included $126.2 million of interest expense, while the following three quarters experienced significant decreases in interest expense due to the bankruptcy filing and stay of interest payments. Loss from continuing operations, net of income taxes for the second, third and fourth quarters of 2016 reflected $95.4 million, $29.7 million and $33.9 million of reorganization items, net due to the bankruptcy filing and ongoing Chapter 11 cases, respectively. Loss from continuing operations, net of income taxes for the fourth quarter of 2016 included a loss on debt extinguishment of $29.5 million resulting from the repayment of debtor-in-possession term loan. Loss from discontinued operations, net of income for the third and fourth quarters reflected $38.1 million and $13.1 million of Patriot bankruptcy related charges associated with black lung liabilities and the UMWA Combined Benefit fund, respectively.

(27)	Segment and Geographic Information
The Company reports its results of operations primarily through the following reportable segments: Powder River Basin Mining, Midwestern U.S. Mining, Western U.S. Mining, Australian Metallurgical Mining, Australian Thermal Mining, Trading and Brokerage and Corporate and Other.
The principal business of the Company’s mining segments in the U.S. is the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a portion sold into the seaborne markets as market conditions warrant. The Company’s Powder River Basin Mining operations consist of its mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). The Company’s Midwestern U.S. Mining operations include the Company’s Illinois and Indiana mining operations, which are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). The Company’s Western U.S. Mining operations reflect the aggregation of the New Mexico, Arizona and Colorado mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes and coal with a mid-range sulfur content and Btu. Geologically, the Company’s Powder River Basin Mining operations mine sub-bituminous coal deposits, its Midwestern U.S. Mining operations mine bituminous coal deposits and its Western U.S. Mining operations mine both bituminous and sub-bituminous coal deposits.
The business of the Company’s Australian operating platform is primarily export focused with customers spread across several countries, while a portion of the metallurgical and thermal coal is sold within Australia. Generally, revenues from individual countries vary year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. The Company’s Australian Metallurgical Mining operations consist of mines in Queensland and one in New South Wales, Australia. The mines in that segment are characterized by both surface and underground extraction processes used to mine various qualities of metallurgical coal (low-sulfur, high Btu coal). The metallurgical coal qualities include hard coking coal, semi-hard coking coal, semi-soft coking coal and pulverized coal injection coal. The Company’s Australian Thermal Mining operations consist of mines in New South Wales, Australia. The mines in that segment are characterized by both surface and underground extraction processes used to mine low-sulfur, high Btu thermal coal. The Company classifies its Australian mines within the Australian Metallurgical Mining or Australian Thermal Mining segments based on the primary customer base and coal reserve type of each mining operation. A small portion of the coal mined by the Australian Metallurgical Mining segment is of a thermal grade. Similarly, a small portion of the coal mined by the Australian Thermal Mining segment is of a metallurgical grade. Additionally, the Company may market some of its metallurgical coal products as a thermal coal product from time to time depending on market conditions.
The Company’s Trading and Brokerage segment engages in the direct and brokered trading of coal and freight-related contracts through its trading and business offices. Coal brokering is conducted both as principal and agent in support of various coal production-related activities that may involve coal produced from the Company’s mines, coal sourcing arrangements with third-party mining companies or offtake agreements with other coal producers. The Trading and Brokerage segment also provides transportation-related services, which involves both financial derivative contracts and physical contracts. Collectively, coal and freight-related hedging activities include both economic hedging and, from time to time, cash flow hedging in support of the Company’s coal trading strategy.

Peabody Energy Corporation	2017 Form 10-K	F- 79

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Corporate and Other segment includes selling and administrative expenses, corporate hedging activities, certain mining and export/transportation joint ventures, restructuring charges and activities associated with the optimization of coal reserve and real estate holdings, minimum charges on certain transportation-related contracts, the closure of inactive mining sites and certain energy-related commercial matters.
The Company’s chief operating decision maker (CODM) uses Adjusted EBITDA as the primary metric to measure the segments’ operating performance. Adjusted EBITDA is defined as income (loss) from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for the discrete items, which are reflected in the reconciliation below, that management excluded in analyzing the segments’ operating performance. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Segment results for the Successor period April 2 through December 31, 2017 were as follows:

	Successor
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$1,178.7	$592.3	$440.7	$1,221.0	$772.5	$33.6	$13.8	$4,252.6
Adjusted EBITDA	278.8	124.4	131.8	414.9	306.6	(6.9)	(104.3)	1,145.3
Additions to property, plant, equipment and mine development	32.6	21.7	13.8	56.0	39.2	—	3.3	166.6
Income from equity affiliates	—	—	—	—	—	—	(49.0)	(49.0)
Segment results for the Predecessor period January 1 through April 1, 2017 were as follows:

	Predecessor
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$394.3	$193.2	$149.7	$328.9	$224.8	$15.0	$20.3	$1,326.2
Adjusted EBITDA	91.7	50.0	50.0	109.6	75.6	8.8	(44.4)	341.3
Additions to property, plant, equipment and mine development	19.3	2.8	3.1	5.2	2.3	—	0.1	32.8
Federal coal lease expenditures	—	—	0.5	—	—	—	—	0.5
Income from equity affiliates	—	—	—	—	—	—	(15.0)	(15.0)

Peabody Energy Corporation	2017 Form 10-K	F- 80

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment results for the year ended December 31, 2016 were as follows:

	Predecessor
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$1,473.3	$792.5	$526.0	$1,090.4	$824.9	$28.9	$(20.7)	$4,715.3
Adjusted EBITDA	379.9	217.3	101.6	(16.3)	217.6	(32.4)	(335.7)	532.0
Additions to property, plant, equipment and mine development	33.0	18.7	20.8	29.9	22.1	—	2.1	126.6
Federal coal lease expenditures	248.4	—	0.6	—	—	—	—	249.0
Income from equity affiliates	—	—	—	—	—	—	(16.2)	(16.2)
Segment results for the year ended December 31, 2015 were as follows:

	Predecessor
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Revenues	$1,865.9	$981.2	$682.3	$1,181.9	$823.5	$40.6	$33.8	$5,609.2
Adjusted EBITDA	482.9	269.7	184.6	(18.2)	193.6	24.8	(705.0)	432.4
Additions to property, plant, equipment and mine development	15.0	51.3	19.3	25.5	13.6	—	2.1	126.8
Federal coal lease expenditures	276.9	—	0.3	—	—	—	—	277.2
Loss from equity affiliates	—	—	—	—	—	—	15.9	15.9
Asset details are reflected at the division level only for the Company’s mining segments and are not allocated between each individual segment as such information is not regularly reviewed by the Company’s CODM. Further, some assets service more than one segment within the division and an allocation of such assets would not be meaningful or representative on a segment by segment basis.
Assets as of December 31, 2017 were as follows:

	Successor
	U.S. Mining	Australian Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$3,848.6	$2,656.3	$99.1	$1,577.2	$8,181.2
Property, plant, equipment and mine development, net	3,361.0	1,501.7	0.5	248.7	5,111.9

Peabody Energy Corporation	2017 Form 10-K	F- 81

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets as of December 31, 2016 were as follows:

	Predecessor
	U.S. Mining	Australian Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$4,255.9	$5,402.2	$128.7	$1,990.9	$11,777.7
Property, plant, equipment and mine development, net	3,970.6	3,905.8	0.2	900.1	8,776.7
Assets as of December 31, 2015 were as follows:

	Predecessor
	U.S. Mining	Australian Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$4,105.8	$5,319.9	$217.2	$1,304.0	$10,946.9
Property, plant, equipment and mine development, net	3,854.5	4,469.6	0.5	933.9	9,258.5
A reconciliation of consolidated income (loss) from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$713.1	$(195.5)	$(663.8)	$(1,783.2)
Depreciation, depletion and amortization	521.6	119.9	465.4	572.2
Asset retirement obligation expenses	41.2	14.6	41.8	45.5
Selling and administrative expenses related to debt restructuring	—	—	21.5	—
Net mark-to-market adjustment on actuarially determined liabilities	(45.2)	—	—	—
Asset impairment	—	30.5	247.9	1,277.8
Changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	(17.3)	(5.2)	(7.5)	3.9
Interest expense	119.7	32.9	298.6	465.4
Loss on early debt extinguishment	20.9	—	29.5	67.8
Interest income	(5.6)	(2.7)	(5.7)	(7.7)
Break fees related to terminated asset sales	(28.0)	—	—	—
Unrealized losses on non-coal trading derivative contracts	1.5	—	—	—
Unrealized losses (gains) on economic hedges	23.0	(16.6)	39.8	(2.2)
Coal inventory revaluation	67.3	—	—	—
Take-or-pay contract-based intangible recognition	(22.5)	—	—	—
Reorganization items, net	—	627.2	159.0	—
Gain on disposal of reclamation liability	(31.2)	—	—	—
Gain on disposal of Burton Mine	(52.2)	—	—	—
Income tax benefit	(161.0)	(263.8)	(94.5)	(207.1)
Total Adjusted EBITDA	$1,145.3	$341.3	$532.0	$432.4

Peabody Energy Corporation	2017 Form 10-K	F- 82

PEABODY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents revenues as a percent of total revenue from external customers by geographic region:

	Successor	Predecessor
	April 2 through December 31, 2017	January 1 through April 1, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
U.S.	48.9%	55.2%	54.7%	57.4%
Japan	11.7%	11.4%	6.9%	8.1%
Taiwan	8.7%	5.7%	4.6%	3.5%
China	7.5%	5.6%	5.4%	7.1%
India	6.7%	2.7%	3.0%	4.0%
Australia	5.3%	4.2%	4.2%	3.0%
South Korea	1.1%	0.5%	1.5%	4.1%
Other	10.1%	14.7%	19.7%	12.8%
Total	100.0%	100.0%	100.0%	100.0%
The Company attributes revenue to individual countries based on the location of the physical delivery of the coal.

Peabody Energy Corporation	2017 Form 10-K	F- 83

PEABODY ENERGY CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions(1)		Other		Balance at End of Period
	(Dollars in millions)
Successor
April 2 through December 31, 2017
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$—	$—	$—		$—		$—		$—
Reserve for materials and supplies	—	1.0	—		(0.4)		—		0.6
Allowance for doubtful accounts	—	4.6	—		—		—		4.6
Tax valuation allowances	3,288.4	(744.9)	—		—		(111.0)	(6)	2,432.5
Predecessor
January 1 through April 1, 2017
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$7.8	$—	$(7.4)	(5)	$(0.4)		$—		$—
Reserve for materials and supplies	5.6	0.5	(6.1)	(5)	—		—		—
Allowance for doubtful accounts	13.1	—	(12.8)	(5)	(0.3)		—		—
Tax valuation allowances	4,037.5	(777.2)	28.1	(5)	—		—		3,288.4
Year Ended December 31, 2016
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$8.3	$0.5	$—		$(1.0)	(2)	$—		$7.8
Reserve for materials and supplies	4.7	4.3	—		(3.4)		—		5.6
Allowance for doubtful accounts	6.6	7.9	—		(1.4)		—		13.1
Tax valuation allowances	1,614.1	2,453.9	—		—		(30.5)	(3)	4,037.5
Year Ended December 31, 2015
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$7.6	$—	$—		$(0.9)	(2)	$1.6	(4)	$8.3
Reserve for materials and supplies	4.6	0.4	—		(0.3)		—		4.7
Allowance for doubtful accounts	5.8	8.0	—		(7.2)		—		6.6
Tax valuation allowances	1,366.5	452.9	—		—		(205.3)	(3)	1,614.1

(1)	Reserves utilized, unless otherwise indicated.

(2)	Deductions to advance royalty recoupment reserve represents the termination of federal and state leases.

(3)	Includes the impact of the decrease in Australian dollar exchange rates.

(4)	Balances transferred from other accounts.

(5)	Fresh start reporting adjustments.

(6)	Release of valuation allowance primarily related to carrybacks of U.S. net operating losses.

Peabody Energy Corporation	2017 Form 10-K	F- 84

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

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

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 3, 2017).
3.2	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed April 3, 2017).
3.3	Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed April 3, 2017).
4.1
Specimen of stock certificate representing the Registrant’s common stock, $.01 par value (Incorporated by reference to Exhibit 4.13 to Amendment No. 4 to the Registrant’s Form S-1 Registration Statement No. 333-55412, filed May 1, 2001).

4.2
Specimen of stock certificate representing the Registrant’s Series A Convertible Preferred Stock, $.01 par value (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed April 11, 2017).

4.3
Indenture, dated as of February 15, 2017, between Peabody Securities Finance Corporation and Wilmington Trust, National Association, as Trustee, governing 6.000% Senior Secured Notes due 2022 and 6.375% Senior Secured Notes due 2025 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed February 15, 2017).

4.4
First Supplemental Indenture, dated as of April 3, 2017, among the Registrant, Peabody Securities Finance Corporation, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.1	Federal Coal Lease WYW0321779: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.2	Federal Coal Lease WYW119554: North Antelope/Rochelle Mine (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.3	Federal Coal Lease WYW5036: Rawhide Mine (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.4	Federal Coal Lease WYW3397: Caballo Mine (Incorporated by reference to Exhibit 10.6 of the Registrant's Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.5	Federal Coal Lease WYW83394: Caballo Mine (Incorporated by reference to Exhibit 10.7 of the Registrant's Form S-4 Registration Statement No. 333-59073, filed July 14, 1998).
10.6	Federal Coal Lease WYW136142 (Incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Registrant's Form S-4 Registration Statement No. 333-59073, filed September 8, 1998).
10.7
Royalty Prepayment Agreement by and among Peabody Natural Resources Company, Gallo Finance Company and Chaco Energy Company, dated September 30, 1998 (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.8	Federal Coal Lease WYW154001: North Antelope Rochelle South (Incorporated by reference to Exhibit 10.68 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.9	Federal Coal Lease WYW150210: North Antelope Rochelle Mine (Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.10	Federal Coal Lease WYW151134 effective May 1, 2005: West Roundup (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.11	Federal Coal Lease Readjustment WYW78663: Caballo (Incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.12
Transfer by Assignment and Assumption of Federal Coal Lease WYW172657: Caballo West (Incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit No.	Description of Exhibit

10.13	Federal Coal Lease WYW176095: Porcupine South (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.14	Federal Coal Lease WYW173408: North Porcupine (Incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).
10.15	Federal Coal Lease WYW172413: School Creek (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).
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

10.20
Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES II, LLC (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed October 25, 2007).

10.21
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

10.22
Purchase and Sale Agreement, dated as of November 20, 2015, by and between Four Star Holdings, LLC and Western Megawatt Resources, LLC (Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.23*
Employment Agreement entered into as of August 21, 2013, by and between Peabody Energy Corporation and Glenn L. Kellow (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2013).

10.24*
Restrictive Covenant Agreement entered into as of August 21, 2013, by and between Peabody Energy Corporation and Glenn L. Kellow (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 27, 2013).

10.25*
Letter dated January 27, 2015 to Glenn L. Kellow from the Chairman of the Compensation Committee of the Peabody Energy Corporation Board of Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2015).

10.26*
Letter Agreement entered into as of January 27, 2015, by and between Peabody Energy Corporation and Glenn L. Kellow (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 28, 2015).

10.27*
Letter Agreement entered into as of April 20, 2015, by and between Peabody Energy Corporation and Glenn L. Kellow (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 21, 2015).

10.28*
Restated Employment Agreement entered into as of January 7, 2013 by and between the Registrant and Charles F. Meintjes (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 10, 2013).

10.29*
Restated Employment Agreement entered into as of December 20, 2012 by and between the Registrant and Kemal Williamson (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2012).

10.30*	Peabody Energy Corporation Executive Severance Plan. (Incorporated by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2015).
10.31*	Peabody Energy Corporation 2015 Amended and Restated Executive Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 23, 2015).
10.32*
Form of Director and Executive Officer Indemnification Agreement between the Registrant and each of its directors and executive officers. (Incorporated by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2015).

10.33*	Peabody Investments Corp. Supplemental Employee Retirement Account (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

Exhibit No.	Description of Exhibit

10.34
Limited Waiver to Purchase and Sale Agreement by and between Four Star Holdings, LLC and Western Megawatt Resources, LLC dated March 30, 2016 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 31, 2016).

10.35
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

10.36
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

10.37
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

10.38
Superpriority Secured Debtor-In-Possession Credit Agreement, dated as of April 18, 2016, by and among Peabody Energy Corporation, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as Administrative Agent and L/C Issuer (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed April 22, 2016).

10.39
Amendment No. 1 to Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of May 9, 2016, by and among Peabody Energy Corporation, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed May 24, 2016).

10.40
Amendment No. 2 to Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of May 18, 2016, by and among Peabody Energy Corporation, the guarantors party thereto, the lenders party thereto, the issuing bank party thereto, and Citibank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed May 24, 2016).

10.41
Amendment No. 4 to the Superpriority Secured Debtor-In-Possession Credit Agreement, dated as of October 11, 2016, by and among Peabody Energy Corporation, Peabody Global Funding, LLC (f/k/a Global Center for Energy and Human Development, LLC) and certain Debtors parties thereto as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 14, 2016).

10.42
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

10.43
Amendment No. 6 to Superpriority Secured Debtor-In-Possession Credit Agreement, by and among Peabody Energy Corporation, Peabody Global Funding, LLC and certain Debtors parties thereto as guarantors, the lenders party thereto and Citibank, N.A., as administrative agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 14, 2016).

10.44
Plan Support Agreement entered into as of December 22, 2016 by and among the Registrant and certain other parties thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2016).

10.45
Private Placement Agreement entered into as of December 22, 2016 by and among the Registrant and certain of its creditors party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 23, 2016).

10.46
Amendment to Private Placement Agreement entered into as of December 28, 2016 by and among the Registrant and certain of its creditors party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 30, 2016).

10.47
Backstop Commitment Agreement entered into as of December 23, 2016 by and among the Registrant and certain of its creditors party thereto (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 23, 2016).

10.48
Amendment to Backstop Commitment Agreement entered into as of December 28, 2016 by and among the Registrant and certain of its creditors party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 30, 2016).

Exhibit No.	Description of Exhibit

10.49
Share Sale and Purchase Agreement entered into as of November 3, 2016 by and among Peabody Australia Mining Pty Ltd, Peabody Energy Australia Pty Ltd, South32 Aluminium (Holdings) Pty Ltd, and South32 Treasury Limited (Incorporated by reference to Exhibit 10.124 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.50
Exit Facility Commitment Letter entered into as of January 11, 2017, by and among the Registrant, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Credit Suisse AG, Credit Suisse Securities (USA) LLC, Macquarie Capital Funding LLC and Macquarie Capital (USA) Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 12, 2017).

10.51
Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2017).

10.52
Amendment to Private Placement Agreement entered into as of February 8, 2017 by and among the Registrant and certain of its creditors party thereto (Incorporated by reference to Exhibit 10.127 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.53
Notice Letter and Term Sheet dated as of February 15, 2017, for Amendments to the Receivables Purchase Facility Commitment Letter entered into as of January 27, 2017, by and among the Registrant, P&L Receivables Company, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.128 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.54
Settlement Agreement dated as of March 13, 2017 by and among the Registrant, certain subsidiaries of the Registrant, and the United Mine Workers of America 1974 Pension Plan and Trust (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2017).

10.55
Sixth Amended and Restated Receivables Purchase Agreement, dated as of April 3, 2017, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various Sub-Servicers listed on the signature pages thereto, all Conduit Purchasers listed on the signature pages thereto, all Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed April 3, 2017).

10.56
First Amendment to the Sixth Amended and Restated Receivables Purchase Agreement, dated as of June 30, 2017, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, the various parties identified on the signature pages thereto as Sub-Servicers, Metropolitan Collieries Pty Ltd, and PNC Bank, National Association, as Administrator and as the sole Purchaser Agent, Committed Purchaser, LC Bank and LC Participant on the date thereof (Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, filed August 14, 2017).

10.57†
Second Amendment to the Sixth Amended and Restated Receivables Purchase Agreement, dated as of December 13, 2017, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, Regions Bank, and PNC Bank, National Association, as Administrator and as the sole Purchaser Agent, Committed Purchaser, LC Bank and LC Participant on the date thereof.

10.58
Credit Agreement dated as of April 3, 2017, among the Registrant, as Borrower, Goldman Sachs Bank USA, as Administrative Agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.59
Amendment No. 1 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of the Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of September 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 18, 2017).

10.60
Amendment No. 2 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of November 17, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed November 20, 2017).

10.61
Amendment No. 3 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of December 18, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed December 19, 2017).

10.62*	Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8, filed April 3, 2017).
10.63
Registration Rights Agreement, dated as of April 3. 2017, among the Registrant and the stockholders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed, April 3, 2017).

10.64	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

Exhibit No.	Description of Exhibit

10.65*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).
10.66*
Form of Restrictive Covenant Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed April 3, 2017).

10.67*
Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.68*†	Form of Performance Share Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan.
12.1†	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Security Dividends for the five year period ended December 31, 2017.
21†	List of Subsidiaries.
23.1†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2†	Consent of John T. Boyd Company.
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

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer.
32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer.
95†	Mine Safety Disclosure required by Item 104 of Regulation S-K.
101†	Interactive Data File (Form 10-K for the year ended December 31, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	These exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(a)(3) and 15(b) of this report.

†	Filed herewith.