Form 10-Q
period 2018-03-31
PEABODY ENERGY CORP
filed 2018-05-10
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 125.5 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at May 4, 2018.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions, except per share data)
Revenues
Sales	$1,269.1	$1,081.4
Other revenues	193.6	244.8
Total revenues	1,462.7	1,326.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	1,057.2	950.2
Depreciation, depletion and amortization	169.6	119.9
Asset retirement obligation expenses	12.3	14.6
Selling and administrative expenses	37.0	36.3
Other operating (income) loss:
Net gain on disposals	(30.6)	(22.8)
Asset impairment	—	30.5
Income from equity affiliates	(22.0)	(15.0)
Operating profit	239.2	212.5
Interest expense	36.3	32.9
Interest income	(7.2)	(2.7)
Net periodic benefit costs, excluding service cost	4.5	14.4
Reorganization items, net	(12.8)	41.4
Income from continuing operations before income taxes	218.4	126.5
Income tax provision	10.1	2.2
Income from continuing operations, net of income taxes	208.3	124.3
Loss from discontinued operations, net of income taxes	(1.3)	(4.1)
Net income	207.0	120.2
Less: Series A Convertible Preferred Stock dividends	102.5	—
Less: Net (loss) income attributable to noncontrolling interests	(2.1)	4.8
Net income attributable to common stockholders	$106.6	$115.4

Income from continuing operations:
Basic income per share	$0.84	$6.46
Diluted income per share	$0.83	$6.44

Net income attributable to common stockholders:
Basic income per share	$0.83	$6.24
Diluted income per share	$0.82	$6.21

Dividends declared per share	$0.115	$—
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions)
Net income	$207.0	$120.2
Reclassification for realized losses on cash flow hedges (net of respective net tax provision of $0.0 and $9.1) included in net income	—	18.6
Postretirement plans and workers’ compensation obligations (net of respective net tax provision of $0.0 and $2.5)	—	4.4
Foreign currency translation adjustment	(0.8)	5.5
Other comprehensive (loss) income, net of income taxes	(0.8)	28.5
Comprehensive income	206.2	148.7
Less: Series A Convertible Preferred Stock dividends	102.5	—
Less: Net (loss) income attributable to noncontrolling interests	(2.1)	4.8
Comprehensive income attributable to common stockholders	$105.8	$143.9

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2018	December 31, 2017
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,416.6	$1,012.1
Restricted cash	—	40.1
Accounts receivable, net of allowance for doubtful accounts of $4.8 at March 31, 2018 and $4.6 at December 31, 2017	524.0	552.1
Inventories	265.5	291.3
Assets from coal trading activities, net	11.2	2.6
Collateral arrangements - current	109.1	—
Other current assets	251.1	291.8
Total current assets	2,577.5	2,190.0
Property, plant, equipment and mine development, net	5,008.0	5,111.9
Collateral arrangements	—	323.1
Investments and other assets	343.6	470.6
Deferred income taxes	85.5	85.6
Total assets	$8,014.6	$8,181.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$87.1	$42.1
Liabilities from coal trading activities, net	8.8	11.7
Accounts payable and accrued expenses	1,050.6	1,191.1
Total current liabilities	1,146.5	1,244.9
Long-term debt, less current portion	1,368.1	1,418.7
Deferred income taxes	5.2	5.4
Asset retirement obligations	665.9	657.0
Accrued postretirement benefit costs	727.3	730.0
Other noncurrent liabilities	451.1	469.4
Total liabilities	4,364.1	4,525.4
Stockholders’ equity
Series A Convertible Preferred Stock — $0.01 per share par value; no shares authorized, issued or outstanding as of March 31, 2018 and 50.0 shares authorized, 30.0 shares issued and 13.5 shares outstanding as of December 31, 2017	—	576.0
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of March 31, 2018 and 50.0 shares authorized, no shares issued or outstanding as of December 31, 2017	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of March 31, 2018 or December 31, 2017	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 137.3 shares issued and 126.3 shares outstanding as of March 31, 2018 and 111.8 shares issued and 105.2 shares outstanding as of December 31, 2017	1.4	1.0
Additional paid-in capital	3,276.9	2,590.3
Treasury stock, at cost — 10.2 and 5.8 common shares as of March 31, 2018 and December 31, 2017	(351.4)	(175.9)
Retained earnings	682.3	613.6
Accumulated other comprehensive income	0.6	1.4
Peabody Energy Corporation stockholders’ equity	3,609.8	3,606.4
Noncontrolling interests	40.7	49.4
Total stockholders’ equity	3,650.5	3,655.8
Total liabilities and stockholders’ equity	$8,014.6	$8,181.2
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$207.0	$120.2
Loss from discontinued operations, net of income taxes	1.3	4.1
Income from continuing operations, net of income taxes	208.3	124.3
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	169.6	119.9
Noncash interest expense, net	3.1	0.5
Deferred income taxes	0.7	1.7
Noncash share-based compensation	8.1	1.9
Asset impairment	—	30.5
Net gain on disposals	(30.6)	(22.8)
Income from equity affiliates	(22.0)	(15.0)
Foreign currency option contracts	2.0	—
Reclassification from other comprehensive earnings for terminated hedge contracts	—	27.6
Noncash reorganization items, net	(12.8)	10.0
Changes in current assets and liabilities:
Accounts receivable	117.1	159.3
Inventories	25.2	(47.2)
Net assets from coal trading activities	(11.6)	(0.5)
Other current assets	(25.6)	0.1
Accounts payable and accrued expenses	(42.5)	(64.9)
Collateral arrangements	214.0	(66.4)
Asset retirement obligations	7.0	10.2
Workers’ compensation obligations	0.3	(3.1)
Postretirement benefit obligations	(2.6)	0.8
Pension obligations	(32.3)	5.4
Other, net	5.3	(8.0)
Net cash provided by continuing operations	580.7	264.3
Net cash used in discontinued operations	(1.0)	(8.2)
Net cash provided by operating activities	579.7	256.1
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(53.7)	(32.8)
Changes in accrued expenses related to capital expenditures	(4.9)	(1.4)
Federal coal lease expenditures	(0.5)	(0.5)
Proceeds from disposal of assets, net of receivables	23.0	24.3
Contributions to joint ventures	(123.5)	(95.4)
Distributions from joint ventures	120.7	90.5
Advances to related parties	(2.0)	(0.4)
Repayments of loans from related parties	35.3	31.1
Other, net	(0.8)	(0.3)
Net cash (used in) provided by investing activities	(6.4)	15.1

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	1,000.0
Repayments of long-term debt	(8.2)	(2.1)
Payment of deferred financing costs	—	(45.4)
Common stock repurchases	(175.5)	—
Dividends paid	(15.0)	—
Distributions to noncontrolling interests	(6.6)	(0.1)
Other, net	0.2	(0.1)
Net cash (used in) provided by financing activities	(205.1)	952.3
Net change in cash, cash equivalents and restricted cash	368.2	1,223.5
Cash, cash equivalents and restricted cash at beginning of period (1)	1,070.2	941.2
Cash, cash equivalents and restricted cash at end of period (2)	$1,438.4	$2,164.7

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$1,012.1
Restricted cash	40.1
Restricted cash included in investments and other assets	18.0
Cash, cash equivalents and restricted cash at beginning of period	$1,070.2

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$1,416.6
Restricted cash included in investments and other assets	21.8
Cash, cash equivalents and restricted cash at end of period	$1,438.4

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2017	$576.0	$1.0	$2,590.3	$(175.9)	$613.6	$1.4	$49.4	$3,655.8
Impact of adoption of Accounting Standards Update 2014-09	—	—	—	—	(22.5)	—	—	(22.5)
Net income (loss)	—	—	—	—	209.1	—	(2.1)	207.0
Dividends declared	—	—	0.4	—	(15.4)	—	—	(15.0)
Foreign currency translation adjustment	—	—	—	—	—	(0.8)	—	(0.8)
Series A Convertible Preferred Stock conversions	(576.0)	0.4	678.1	—	(102.5)	—	—	—
Share-based compensation for equity-classified awards	—	—	8.1	—	—	—	—	8.1
Common stock repurchases	—	—	—	(175.5)	—	—	—	(175.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.6)	(6.6)
March 31, 2018	$—	$1.4	$3,276.9	$(351.4)	$682.3	$0.6	$40.7	$3,650.5

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation and certain prior year amounts have been reclassified for consistency with the current period presentation. Balance sheet information presented herein as of December 31, 2017 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2018.
Plan of Reorganization and Emergence from Chapter 11 Cases
On April 13, 2016, PEC and a majority of its wholly owned domestic subsidiaries, as well as one international subsidiary in Gibraltar (collectively with PEC, the Debtors), filed voluntary petitions (the Bankruptcy Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). The Debtors’ Chapter 11 cases (the Chapter 11 Cases) were jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529.
For periods subsequent to filing the Bankruptcy Petitions, the Company applied the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852, “Reorganizations”, in preparing its consolidated financial statements. ASC 852 requires that financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred in the bankruptcy proceedings were recorded in “Reorganization items, net” in the unaudited condensed consolidated statements of operations. “Reorganization items, net” for the three months ended March 31, 2018 consisted of settlement gains of $12.8 million related to certain unsecured claims. For the three months ended March 31, 2017, “Reorganization items, net” consisted of professional fees of $42.5 million, accounts payable settlement gains of $0.7 million and interest income of $0.4 million. Professional fees are only those that were directly related to the reorganization including, but not limited to, fees associated with advisors to the Debtors, the unsecured creditors' committee and certain other secured and unsecured creditors. During the three months ended March 31, 2017, $31.4 million of cash payments were made for "Reorganization items, net".
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon adoption of fresh start reporting, the Company became a new entity for financial reporting purposes, reflecting the Successor (as defined below) capital structure. As a result, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss) for financial reporting purposes. The Company selected an accounting convenience date of April 1, 2017 for purposes of applying fresh start reporting as the activity between the convenience date and the Effective Date does not result in a material difference in the results. References to “Successor” in the financial statements and accompanying footnotes are in reference to reporting dates on or after April 2, 2017; references to “Predecessor” in the financial statements and accompanying footnotes are in reference to reporting dates through April 1, 2017 which includes the impact of the Plan provisions and the application of fresh start reporting. As such, the Company’s financial statements for the Successor will not be comparable in many respects to its financial statements for periods prior to the adoption of fresh start reporting and prior to the accounting for the effects of the Plan. For further information on the Plan and fresh start reporting, see Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
In connection with fresh start reporting, the Company made certain prospective accounting policy elections that impact the Successor periods presented herein. The Company now classifies the amortization associated with its asset retirement obligation assets within “Depreciation, depletion and amortization” in its consolidated statements of operations, rather than within “Asset retirement obligation expenses”, as in Predecessor periods. With respect to its accrued postretirement benefit and pension obligations, the Company now records amounts attributable to prior service cost and actuarial valuation changes, as applicable, currently in earnings rather than recording such amounts within accumulated other comprehensive income and amortizing to expense over applicable time periods.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. The Company recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of retained earnings. Revenue previously recognized under contracts completed prior to January 1, 2018 was not impacted by adoption and comparative information has not been restated. The impact of the adoption of ASU 2014-09 is expected to be immaterial to the Company’s results of operations, financial condition, and cash flows on an ongoing basis.
The majority of the Company’s coal sales revenue will continue to be recognized as title and risk of loss transfer to the customer at mines and ports when coal is loaded to the transportation source, as further described in Note 3. “Revenue Recognition.” The impact of the adoption of ASU 2014-09 was limited to a long-term contract in which consideration related to the reimbursement of certain post-mining costs was recognized as costs were incurred, which differs in timing compared to the five-step model described above. The cumulative effects to the Company’s consolidated January 1, 2018 balance sheet were to reduce retained earnings for the amount of revenue that would have been deferred and to reduce long-term customer receivables, as noted in the table below:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
	(Dollars in millions)
ASSETS
Investments and other assets	$470.6	$(22.5)	$448.1

STOCKHOLDERS’ EQUITY
Retained earnings	613.6	(22.5)	591.1
ASU 2014-09 also requires entities to disclose sufficient qualitative and quantitative information to enable financial statement users to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. Such disclosures are included in Note 3. “Revenue Recognition.”

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU 2016-15 to amend the classification of certain cash receipts and cash payments in the statement of cash flows to reduce diversity in practice. The Company retrospectively adopted all the provisions of this new standard in the first quarter of 2018. The classification requirements under the new guidance are either consistent with the Company’s current practices or are not applicable to its activities, and as such, did not have a material impact on classification of cash receipts and cash payments in the Company’s unaudited condensed consolidated statements of cash flows.
Restricted Cash. In November 2016, the FASB issued ASU 2016-18, which reduces diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The Company retrospectively adopted all the provisions of this new accounting standard in the first quarter of 2018 and as a result of the new guidance, the Company will combine restricted cash with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on its statements of cash flows. The amendments also require a company to disclose information about the nature of the restrictions and amounts described as restricted cash and restricted cash equivalents. Such disclosures are included in Note 17. “Financial Instruments and Other Guarantees.” Further, as cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet, the Company reconciled these amounts to the total shown in the statement of cash flows in a tabular format within the Company’s unaudited condensed consolidated statements of cash flows.
Compensation - Retirement Benefits. In March 2017, the FASB issued ASU 2017-07, which requires employers that sponsor defined benefit pension and other postretirement plans to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income on a retrospective basis. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company adopted all the provisions of this new accounting standard in the first quarter of 2018. While adoption of this guidance did impact financial statement presentation, it did not materially impact the Company’s results of operations, financial condition, or cash flows. The retrospective impact to the unaudited condensed consolidated statement of operations was as follows:

	Predecessor
	Three Months Ended March 31, 2017
	Before Application of Accounting Guidance	Adjustment	After Application of Accounting Guidance
	(Dollars in millions)
Results of Operations Amounts
Operating costs and expenses	$963.7	$(13.5)	$950.2
Selling and administrative expenses	37.2	(0.9)	36.3
Operating profit	198.1	14.4	212.5
Net periodic benefit costs, excluding service cost	—	14.4	14.4
Income from continuing operations before income taxes	126.5	—	126.5
Compensation - Stock Compensation. In May 2017, the FASB issued ASU 2017-09 to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company prospectively applied all the provisions of this new accounting standard on January 1, 2018 and there was no material impact to the Company’s financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Standards Not Yet Implemented
Leases. In February 2016, the FASB issued ASU 2016-02, which will require a lessee to recognize on its balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Additional qualitative disclosures along with specific quantitative disclosures will also be required. The new guidance will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Company). In November 2017, the FASB voted to propose amendments to the new leases guidance to add two practical expedients. The proposed changes would allow entities to elect a simplified transition approach, and provide lessors with an option related to how lease and other related revenues are presented and disclosed. The Company is in the process of evaluating the impact of ASU 2016-02 and expects, through the addition of significant lease assets and lease liabilities to the consolidated balance sheet, ASU 2016-02 will have a material impact on the consolidated balance sheets (amount will be dependent on leases outstanding at adoption date), but is not expected to have a material impact on the consolidated statements of operations and comprehensive income (loss) of the Company.
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments. The pronouncement replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income. This standard is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for the Company) and interim periods therein, with early adoption permitted for fiscal years, and interim periods therein, beginning after December 15, 2018. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
Derivatives and Hedging. In August 2017, the FASB issued ASU 2017-12 to amend the hedge accounting rules to simplify the application of hedge accounting guidance and better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. The new guidance will be effective for fiscal years beginning after December 15, 2018 (January 1, 2019 for the Company) and interim periods therein, with early adoption permitted. The amendments to cash flow and net investment hedge relationships that exist on the date of adoption will be applied using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. The Company is currently evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
Leases - Land Easements. In January 2018, the FASB issued ASU 2018-01 to provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new leases requirements in Topic 842 to assess whether they meet the definition of a lease. The amendments in this update affect the amendments in ASU 2016-02. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.
(3)    Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606), which the Company adopted on January 1, 2018, using the modified retrospective approach. See Note 2. “Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented” for further discussion of the adoption, including the impact on the Company’s opening balance sheet.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales
The majority of the Company’s revenue is derived from the sale of coal under a variety of long-term (those with initial terms of one year or longer and which often include price reopener and/or extension provisions), short-term (those with terms of less than one year) and spot agreements. The Company’s revenue from coal sales is realized and earned when risk of loss passes to the customer. Under the typical terms of the Company’s coal supply agreements, title and risk of loss transfer to the customer at the mine or port, where coal is loaded to the transportation source(s) that serves each of the Company’s mines. The Company incurs certain “add-on” taxes and fees on coal sales. Reported coal sales include taxes and fees charged by various federal and state governmental bodies and the freight charged on destination customer contracts.
The Company’s U.S. operating platform primarily sells thermal coal to electric utilities in the U.S. under long-term contracts, with a portion sold into the seaborne markets as conditions warrant. A significant portion of the coal production from the U.S. mining segments is sold under long-term supply agreements, and customers of those segments continue to pursue long-term sales agreements in recognition of the importance of reliability, service and predictable coal prices to their operations. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of those agreements may vary in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions.
The Company's Australian operating platform is primarily export focused with customers spread across several countries, while a portion of the metallurgical and thermal coal is sold within Australia. Generally, revenues from individual countries vary year by year based on electricity and steel demand, the strength of the global economy, governmental policies and several other factors, including those specific to each country. A majority of these sales are executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Industry commercial practice, and the Company’s typical practice, is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis. The portion of volume priced on a shorter-term basis and index linked basis has increased in recent years. In the case of periodically negotiated pricing, the Company may deliver coal under provisional pricing until a final agreed-upon price is determined. The resulting make-whole settlements are recognized when reasonably estimable.
Contract pricing is set forth on a per ton basis and revenue is generally recorded as the product of price and volume delivered. Many of the Company’s coal supply agreements contain provisions that permit the parties to adjust the contract price upward or downward at specified times. These contract prices may be adjusted based on inflation or deflation and/or changes in the factors affecting the cost of producing coal, such as taxes, fees, royalties and changes in the laws regulating the mining, production, sale or use of coal. In a limited number of contracts, failure of the parties to agree on a price under those provisions may allow either party to terminate the contract. The Company sometimes experiences a reduction in coal prices in new long-term coal supply agreements replacing some of its expiring contracts. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or the customer during the duration of specified events beyond the control of the affected party. Most of the coal supply agreements contain provisions requiring the Company to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, grindability and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. Moreover, some of these agreements allow the Company’s customers to terminate their contracts in the event of changes in regulations affecting the industry that restrict the use or type of coal permissible at the customer’s plant or increase the price of coal beyond specified limits.
Other Revenues
"Other revenues" may include net revenues from coal trading activities as discussed in Note 7. “Coal Trading,” as well as coal sales revenues that were derived from the Company’s mining operations and sold through the Company’s coal trading business. Also included are revenues from customer contract-related payments, royalties related to coal lease agreements, sales agency commissions, farm income, and property and facility rentals. Royalty income generally results from the lease or sublease of mineral rights to third parties, with payments based upon a percentage of the selling price or an amount per ton of coal produced.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable from customers. Customers are invoiced as coal is shipped or at periodic intervals in accordance with contractual terms. Invoices typically include customary adjustments for the resolution of price variability related to prior shipments, such as coal quality thresholds. Payments are generally received within thirty days of invoicing. Accounts receivable, net at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Trade receivables, net	$388.0	$504.2
Miscellaneous receivables, net	136.0	47.9
Accounts receivable, net	$524.0	$552.1
Trade receivables, net presented above have been shown net of reserves of $0.5 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively. Miscellaneous receivables, net presented above have been shown net of reserves of $4.3 million as of both March 31, 2018 and December 31, 2017. Included in “Operating costs and expenses” in the unaudited condensed consolidated statements of operations was a charge for doubtful trade receivables of $0.2 million during the three months ended March 31, 2018. No charges for doubtful accounts were recognized during the three months ended March 31, 2017.
The Company also records long-term customer receivables related to the reimbursement of certain post-mining costs which are included within “Investments and other assets” in the accompanying condensed consolidated balance sheets. The balance of such receivables was $52.9 million and $139.3 million as of March 31, 2018 and December 31, 2017, respectively. The balance was adjusted in connection with the adoption of ASC 606, as described in Note 2. “Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented.” Also in connection with the adoption of ASC 606, the Company prospectively records a portion of the consideration received as “Interest income” rather than “Other revenues” in the accompanying unaudited condensed consolidated statements of operations, due to the embedded financing element within the related contract. Interest income related to these arrangements amounted to $2.1 million during the three months ended March 31, 2018.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregation of Revenues
Revenue by product type and market is set forth in the following tables. With respect to its Australian Mining segments, the Company classifies as “Export” certain revenue from domestically-delivered coal under contracts in which the price is derived on a basis similar to export contracts.

	Successor
	Three Months Ended March 31, 2018
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$389.2	$200.9	$130.3	$—	$36.1	$—	$—	$756.5
Export	—	0.7	8.0	—	164.9	—	—	173.6
Total thermal	389.2	201.6	138.3	—	201.0	—	—	930.1
Metallurgical coal
Export	—	—	—	465.3	—	—	—	465.3
Total metallurgical	—	—	—	465.3	—	—	—	465.3
Other	0.1	0.1	5.4	0.9	0.4	20.1	40.3	67.3
Total revenues	$389.3	$201.7	$143.7	$466.2	$201.4	$20.1	$40.3	$1,462.7

	Predecessor
	Three Months Ended March 31, 2017
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$394.3	$193.2	$133.5	$—	$27.3	$—	$—	$748.3
Export	—	—	—	—	197.2	—	—	197.2
Total thermal	394.3	193.2	133.5	—	224.5	—	—	945.5
Metallurgical coal
Export	—	—	—	324.6	—	—	—	324.6
Total metallurgical	—	—	—	324.6	—	—	—	324.6
Other	—	—	16.2	4.3	0.3	15.0	20.3	56.1
Total revenues	$394.3	$193.2	$149.7	$328.9	$224.8	$15.0	$20.3	$1,326.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by contract duration was as follows:

	Successor
	Three Months Ended March 31, 2018
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Long-term contracts	$211.8	$106.4	$117.7	$7.6	$44.6	$—	$—	$488.1
Short-term contracts	131.6	81.2	9.6	389.9	132.7	—	—	745.0
Spot	45.8	14.0	11.0	67.8	23.7	—	—	162.3
Other	0.1	0.1	5.4	0.9	0.4	20.1	40.3	67.3
Total revenues	$389.3	$201.7	$143.7	$466.2	$201.4	$20.1	$40.3	$1,462.7

	Predecessor
	Three Months Ended March 31, 2017
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other	Consolidated
	(Dollars in millions)
Long-term contracts	$238.5	$130.0	$119.4	$4.9	$33.4	$—	$—	$526.2
Short-term contracts	119.2	63.2	9.9	235.7	100.7	—	—	528.7
Spot	36.6	—	4.2	84.0	90.4	—	—	215.2
Other	—	—	16.2	4.3	0.3	15.0	20.3	56.1
Total revenues	$394.3	$193.2	$149.7	$328.9	$224.8	$15.0	$20.3	$1,326.2
Committed Revenue From Contracts With Customers
The Company expects to recognize revenue subsequent to March 31, 2018 of approximately $6.0 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at March 31, 2018. Approximately 50% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of Australian metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
(4)    Discontinued Operations
Discontinued operations include certain former Australian Thermal Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the periods presented below:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(1.3)	$(4.1)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities of Discontinued Operations
Assets and liabilities classified as discontinued operations included in the Company’s condensed consolidated balance sheets were as follows:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Assets:
Other current assets	$0.6	$0.3
Total assets classified as discontinued operations	$0.6	$0.3

Liabilities:
Accounts payable and accrued expenses	$70.7	$70.6
Other noncurrent liabilities	170.6	170.0
Total liabilities classified as discontinued operations	$241.3	$240.6
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability was $134.9 million at March 31, 2018, which was determined on an actuarial basis based on the best information available to the Company. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company may seek clarification from the DOL regarding these inconsistencies and the accounting for these liabilities could be reduced in the future depending on the DOL’s responses to inquiries.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UMWA 1974 Pension Plan (UMWA Plan) Litigation. On July 16, 2015, a lawsuit was filed by the UMWA Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the UMWA Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against PEC, Peabody Holding Company, LLC, a subsidiary of the Company, and Arch Coal, Inc. The plaintiffs sought, pursuant to the Employee Retirement Income Security Act of 1974 (ERISA) and the Multiemployer Pension Plan Amendments Act of 1980, a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants have statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. After a legal and arbitration process and with the approval of the Bankruptcy Court, on January 25, 2017, the UMWA Plan and the Debtors agreed to a settlement of the claim whereby the UMWA Plan will be entitled to $75 million to be paid by the Company in increments through 2021. The balance of the liability, on a discounted basis, was $47.4 million at March 31, 2018.
(5)     Inventories
Inventories as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Materials and supplies	$103.1	$101.5
Raw coal	56.6	78.1
Saleable coal	105.8	111.7
Total	$265.5	$291.3
Materials and supplies inventories presented above have been shown net of reserves of $0.5 million and $0.6 million as of March 31, 2018 and December 31, 2017, respectively.
(6)     Derivatives and Fair Value Measurements
Risk Management — Corporate Hedging Activities
The Company is exposed to several risks in the normal course of business, including (1) foreign currency exchange rate risk for non-U.S. dollar expenditures and balances, (2) price risk on coal produced by and diesel fuel utilized in the Company’s mining operations and (3) interest rate risk that has been partially mitigated by fixed rates on long-term debt. The Company manages a portion of its price risk related to the sale of coal (excluding coal trading activities) using long-term coal supply agreements, rather than using derivative instruments. Derivative financial instruments have historically been used to manage the Company’s risk exposure to foreign currency exchange rate risk, primarily on Australian dollar expenditures made in its Australian mining platform. This risk was historically managed using forward contracts and options designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted foreign currency expenditures. The Company has also used derivative instruments to manage its exposure to the variability of diesel fuel prices used in production in the U.S. and Australia with swaps or options, which it has also designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted diesel fuel purchases. These risk management activities are collectively referred to as “Corporate Hedging” and are actively monitored for compliance with the Company’s risk management policies.
The Company had no diesel fuel derivatives in place as of March 31, 2018 or December 31, 2017. As of March 31, 2018, the Company had currency options outstanding with an aggregate notional amount of $1,125.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2018. The instruments are quarterly average rate options whereby the Company is entitled to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.8150 to $0.82 over the remainder of 2018. The currency options are not expected to receive cash flow hedge accounting treatment and changes in fair value will be reflected in current earnings. The currency options’ fair value of $2.3 million and $4.2 million was included in “Other current assets” in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s Corporate Hedging derivatives:

		Successor
		Three Months Ended March 31, 2018
Financial Instrument	Income Statement Classification of Losses	Total loss recognized in income	Loss realized in income on derivatives	Unrealized loss recognized in income on non-designated derivatives
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(4.2)	$(2.4)	$(1.8)
Total		$(4.2)	$(2.4)	$(1.8)

		Predecessor
		Three Months Ended March 31, 2017
Financial Instrument	Income Statement Classification of Losses	Total loss recognized in income	Loss reclassified from other comprehensive loss into income
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(11.0)	$(11.0)
Foreign currency forward contracts	Operating costs and expenses	(16.6)	(16.6)
Total		$(27.6)	$(27.6)
Cash Flow Presentation. The Company classifies the cash effects of its Corporate Hedging derivatives within the “Cash Flows From Operating Activities” section of the accompanying unaudited condensed consolidated statements of cash flows.
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
Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency contracts	$—	$2.3	$—	$2.3
Total net financial assets	$—	$2.3	$—	$2.3

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency contracts	$—	$4.2	$—	$4.2
Total net financial assets	$—	$4.2	$—	$4.2
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments. The Company used the following methods and assumptions in estimating fair values for other financial instruments as of March 31, 2018 and December 31, 2017:

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

The carrying amounts and estimated fair values of the Company’s current and long-term debt as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Current and Long-term debt	$1,455.2	$1,535.6	$1,460.8	$1,547.4
The Company had no transfers between fair value hierarchy levels for either financial instruments measured on a recurring basis or other financial instruments during the three months ended March 31, 2018 and 2017. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
(7)     Coal Trading
The Company engages in the direct and brokered trading of coal and freight-related contracts (coal trading). Except those contracts for which the Company has elected to apply a normal purchases and normal sales exception, all derivative coal trading contracts are accounted for at fair value. Coal brokering is conducted both as principal and agent in support of various coal production-related activities that may involve coal produced from the Company's mines, coal sourcing arrangements with third-party mining companies or offtake agreements with other coal producers. The Company’s Trading and Brokerage segment also provides transportation-related services, which involve both financial derivative contracts and physical contracts. Collectively, coal and freight-related hedging activities include both economic hedging and, from time to time, cash flow hedging in support of the Company's coal trading strategy.
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
Trading revenues (losses) recognized during the periods presented below were as follows:

	Successor	Predecessor
Trading Revenues by Type of Instrument	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions)
Futures, swaps and options	$(16.9)	$(10.2)
Physical purchase/sale contracts	37.0	25.2
Total trading revenues	$20.1	$15.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting and Balance Sheet Presentation
The Company’s coal trading assets and liabilities include financial instruments, such as swaps, futures and options, cleared through various exchanges, which involve the daily net settlement of open positions. The Company must post cash collateral in the form of initial margin, in addition to variation margin, on exchange-cleared positions that are in a net liability position and receives variation margin when in a net asset position. The Company also transacts in coal trading financial swaps and options through over-the-counter (OTC) markets with financial institutions and other non-financial trading entities under International Swaps and Derivatives Association Master Agreements, which contain symmetrical default provisions. Certain of the Company’s coal trading agreements with OTC counterparties also contain credit support provisions that may periodically require the Company to post, or entitle the Company to receive, variation margin. Physical coal and freight-related purchase and sale contracts included in the Company’s coal trading assets and liabilities are executed pursuant to master purchase and sale agreements that also contain symmetrical default provisions and allow for the netting and setoff of receivables and payables that arise during the same time period. The Company offsets its coal trading asset and liability derivative positions, and variation margin related to those positions, on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Assets from coal trading activities, net” and “Liabilities from coal trading activities, net.”
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of March 31, 2018 and December 31, 2017 is set forth below:

Affected Line Item in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation Margin Posted (1)	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of March 31, 2018
Assets from coal trading activities, net	$53.6	$(42.4)	$—	$11.2
Liabilities from coal trading activities, net	(57.9)	42.4	6.7	(8.8)
Total, net	$(4.3)	$—	$6.7	$2.4

	Fair Value as of December 31, 2017
Assets from coal trading activities, net	$77.1	$(74.5)	$—	$2.6
Liabilities from coal trading activities, net	(122.0)	74.5	35.8	(11.7)
Total, net	$(44.9)	$—	$35.8	$(9.1)

(1)	None of the net variation margin posted at March 31, 2018 and December 31, 2017 related to cash flow hedges.
Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial asset (liability) coal trading positions for which fair value is measured on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$0.2	$—	$—	$0.2
Physical purchase/sale contracts	—	2.2	—	2.2
Total net financial assets	$0.2	$2.2	$—	$2.4

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$(3.0)	$(4.2)	$—	$(7.2)
Physical purchase/sale contracts	—	(1.9)	—	(1.9)
Total net financial liabilities	$(3.0)	$(6.1)	$—	$(9.1)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including U.S. interest rate curves; LIBOR yield curves; Chicago Mercantile Exchange Group, Intercontinental Exchange, Baltic Exchange and Singapore Exchange contract prices; broker quotes; published indices; and other market quotes. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

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

As of March 31, 2018, the timing of the estimated future realization of the value of the Company’s trading portfolio was as follows:

Percentage of
Year of Expiration	Portfolio Total
2018	83%
2019	25%
2020	(8)%
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
At March 31, 2018, 55% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties, while 1% was with non-investment grade counterparties and 44% was with counterparties that are not rated.
Performance Assurances and Collateral
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At March 31, 2018 and December 31, 2017, the Company posted a net variation margin of $6.7 million and $35.8 million, respectively.
In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. The Company posted initial margin of $18.5 million as of March 31, 2018, compared to $18.8 million as of December 31, 2017, which is reflected in “Other current assets” in the condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the Company was in receipt of $4.6 million and $1.8 million, respectively, of the required variation and initial margin.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at March 31, 2018 and December 31, 2017, would have amounted to collateral postings to counterparties of approximately $1.1 million and $7.0 million, respectively. As of March 31, 2018, the Company was not required to post collateral, whereas on December 31, 2017, the Company was required to post approximately $0.4 million in collateral to counterparties for such positions
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level, as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. During the first quarter of 2018, one major rating agency upgraded the Company’s corporate credit rating, thus improving the Company’s credit position with its counterparties. The Company’s collateral requirement owed to its counterparties for these ratings based derivative trading instruments for March 31, 2018 remained at zero, consistent with December 31, 2017. As of March 31, 2018 and December 31, 2017, no collateral was posted to counterparties to support such derivative trading instruments.
(8)     Intangible Contract Assets and Liabilities
At the Effective Date, the Company recorded intangible assets of $314.9 million and liabilities of $58.7 million to reflect the inherent fair value of certain U.S. coal supply agreements as a result of favorable and unfavorable differences between contract terms and estimated market terms for the same coal products, and also recorded intangible liabilities of $116.2 million related to unutilized capacity under its port and rail take-or-pay contracts. The balances and respective balance sheet classifications of such assets and liabilities at March 31, 2018 and December 31, 2017, net of accumulated amortization, are set forth in the following tables:

	March 31, 2018
	(Dollars in millions)
	Assets	Liabilities	Net Total
Coal supply agreements	$143.8	$(38.6)	$105.2
Take-or-pay contracts	—	(81.1)	(81.1)
Total	$143.8	$(119.7)	$24.1

Balance sheet classification:
Investments and other assets	$143.8	$—	$143.8
Accounts payable and accrued expenses	—	(25.1)	(25.1)
Other noncurrent liabilities	—	(94.6)	(94.6)
Total	$143.8	$(119.7)	$24.1

	December 31, 2017
	(Dollars in millions)
	Assets	Liabilities	Net Total
Coal supply agreements	$177.2	$(42.7)	$134.5
Take-or-pay contracts	—	(90.7)	(90.7)
Total	$177.2	$(133.4)	$43.8

Balance sheet classification:
Investments and other assets	$177.2	$—	$177.2
Accounts payable and accrued expenses	—	(27.6)	(27.6)
Other noncurrent liabilities	—	(105.8)	(105.8)
Total	$177.2	$(133.4)	$43.8

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of the intangible assets and liabilities related to coal supply agreements occurs ratably based upon coal volumes shipped per contract and is recorded as a component of “Depreciation, depletion and amortization” in the accompanying condensed consolidated statements of operations. Such amortization amounted to $29.3 million during the three months ended March 31, 2018. The Company anticipates net amortization of sales contracts, based upon expected shipments in the next five years, to be an expense of approximately $68 million during the nine months ended December 31, 2018, and for the years 2019 through 2022, expense of approximately $27 million, $8 million, $3 million, and $1 million, respectively.
Future unutilized capacity and the amortization periods related to the take-or-pay contract intangible liabilities are based upon estimates of forecasted usage. Such amortization, which is classified as a reduction to “Operating costs and expenses” in the accompanying condensed consolidated statements of operations, amounted to $8.3 million during the three months ended March 31, 2018. The Company anticipates net amortization of take-or-pay contract intangible liabilities to be approximately $19 million during the nine months ended December 31, 2018, and for the years 2019 through 2022, approximately $18 million, $9 million, $4 million, and $3 million, respectively.
(9) Equity Method Investments
The Company had total equity method investments of $72.3 million and $83.8 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively, related to Middlemount Coal Pty Ltd (Middlemount). As noted in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the carrying value of the equity method investments and financing receivables was adjusted to fair value in connection with fresh start reporting based on the net present value of future cash flows associated with the Company’s 50% equity interest in Middlemount.
The Company received cash payments from Middlemount of $35.8 million and $31.0 million during the three months ended March 31, 2018 and 2017, respectively.
(10) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of March 31, 2018 and December 31, 2017 is set forth in the table below. Refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for details regarding the impact of fresh start reporting on property, plant, equipment and mine development.

	March 31, 2018	December 31, 2017
	(Dollars in millions)
Land and coal interests	$3,891.7	$3,890.5
Buildings and improvements	452.3	470.6
Machinery and equipment	1,195.1	1,149.3
Less: Accumulated depreciation, depletion and amortization	(531.1)	(398.5)
Property, plant, equipment and mine development, net	$5,008.0	$5,111.9
(11)  Income Taxes
The Company’s effective tax rate before remeasurement for the three months ended March 31, 2018 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax benefit, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax provision of $10.1 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively, included tax provisions of $0.5 million and $9.4 million, respectively, related to the remeasurement of foreign income tax accounts.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law making significant changes to the Internal Revenue Code. Certain provisions of the Act applied to taxable years beginning after December 31, 2017 and therefore have an impact on the three months ended March 31, 2018. The Company has determined that a significant portion of the provisions will not have a material impact. The Company is continuing to gather additional information and anticipates completing the analysis for the following item by December 31, 2018:

•
Global Intangible Low-Taxed Income (GILTI): The Act subjects a U.S. shareholder to current tax on GILTI of its controlled foreign corporations (CFCs) for taxable years beginning after December 31, 2017. GILTI is calculated as the excess of a U.S. shareholder’s pro-rata share of net income of CFCs over a calculated return on specific tangible assets of the CFCs. The GILTI will be offset by net operating losses in the U.S. and a corresponding valuation allowance release and will not impact the effective tax rate. The Company has elected to account for GILTI as a period charge in the period the tax arises.

The Company has not completed its assessment for the income tax effects of the Act related to the repeal of the corporate alternative minimum tax system, remeasurement of deferred tax assets and liabilities and elimination of executive compensation exemptions. However, as noted in Note 11. “Income Taxes” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company was able to reasonably estimate certain effects for these items and therefore recorded provisional adjustments. The Company has not made any additional measurement-period adjustments related to these items during the three months ended March 31, 2018. The Company is continuing to gather additional information and anticipates completing the analysis for these items by December 22, 2018, within the one-year measurement period.
(12)     Long-term Debt
In accordance with the Plan, the Company was recapitalized with new debt and equity instruments, including the 6.000% Senior Secured Notes due March 2022, the 6.375% Senior Secured Notes due March 2025, and the Senior Secured Term Loan due 2025 in the table below. The Company’s total indebtedness as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022	$500.0	$500.0
6.375% Senior Secured Notes due March 2025	500.0	500.0
Senior Secured Term Loan due 2025	444.3	444.2
Capital lease and other obligations	67.8	76.0
Less: Debt issuance costs	(56.9)	(59.4)
	1,455.2	1,460.8
Less: Current portion of long-term debt	87.1	42.1
Long-term debt	$1,368.1	$1,418.7
In connection with the Chapter 11 Cases, the Company was required to pay adequate protection payments of $29.8 million to certain first lien creditors of the Predecessor company during the three months ended March 31, 2017. The adequate protection payments were recorded as “Interest expense” in the unaudited condensed consolidated statements of operations and ceased upon the Effective Date. The Company did not record interest expense subsequent to the filing of the Bankruptcy Petitions for the majority non-first lien Predecessor indebtedness, which was automatically stayed in accordance with Section 502(b)(2) of the Bankruptcy Code. The amount of contractual interest stayed was $92.9 million for the period January 1, 2017 through the Effective Date.
6.000% and 6.375% Senior Secured Notes
On February 15, 2017, one of PEC’s subsidiaries entered into an indenture (the Indenture) with Wilmington Trust, National Association, as trustee, relating to the issuance by PEC’s subsidiary of $500.0 million aggregate principal amount of 6.000% senior secured notes due 2022 (the 2022 Notes) and $500.0 million aggregate principal amount of 6.375% senior secured notes due 2025 (the 2025 Notes and, together with the 2022 Notes, the Senior Notes). The Senior Notes were sold on February 15, 2017 in a private transaction exempt from the registration requirements of the Securities Act of 1933. The proceeds from the Senior Notes were used to repay the Predecessor company first lien obligations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Senior Notes were issued at par value. The Company paid aggregate debt issuance costs of $49.5 million related to the offering, which will be amortized over the respective terms of the Senior Notes. Interest payments on the Senior Notes are scheduled to occur each year on March 31st and September 30th until maturity. During the three months ended March 31, 2018, the Company recorded interest expense of $17.5 million related to the Senior Notes.
The Company may redeem the 2022 Notes, in whole or in part, beginning in 2019 at 103.0% of par, in 2020 at 101.5% of par, and in 2021 and thereafter at par. The 2025 Notes may be redeemed, in whole or in part, beginning in 2020 at 104.8% of par, in 2021 at 103.2% of par, in 2022 at 101.6% of par, and in 2023 and thereafter at par. In addition, prior to the first date on which the Senior Notes are redeemable at the redemption prices noted above, the Company may also redeem some or all of the Senior Notes at a calculated make-whole premium, plus accrued and unpaid interest.
The Indenture contains customary conditions of default and imposes certain restrictions on the Company’s activities, including its ability to incur liens, incur debt, make investments, engage in fundamental changes such as mergers and dissolutions, dispose of assets, enter into transactions with affiliates, and make certain restricted payments, such as cash dividends and share repurchases.
The Senior Notes rank senior in right of payment to any subordinated indebtedness and equally in right of payment with any senior indebtedness to the extent of the collateral securing that indebtedness. The Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of the Company’s material domestic subsidiaries and secured by first priority liens over (1) substantially all of the assets of the Company and the guarantors, except for certain excluded assets, (2) 100% of the capital stock of each domestic restricted subsidiary of the Company, (3) 100% of the non-voting capital stock of each first tier foreign subsidiary of the Company or a foreign subsidiary holding company and no more than 65% of the voting capital stock of each first tier foreign subsidiary of the Company or a foreign subsidiary holding company, (4) a legal charge of 65% of the voting capital stock and 100% of the non-voting capital stock of Peabody Investments (Gibraltar) Limited and (5) all intercompany debt owed to the Company or any guarantor, in each case, subject to certain exceptions. The obligations under the Senior Notes are secured on a pari passu basis by the same collateral securing the Credit Agreement (as defined below), subject to certain exceptions.
Credit Agreement
In connection with an exit facility commitment letter, on the Effective Date, the Company entered into a credit agreement, dated as of April 3, 2017, among the Company, as Borrower, Goldman Sachs Bank USA, as Administrative Agent, and other lenders party thereto (the Credit Agreement). The Credit Agreement originally provided for a $950.0 million senior secured term loan (the Senior Secured Term Loan), which was to mature in 2022 prior to the amendments described below. The proceeds from the Senior Secured Term Loan were used to repay the Predecessor company first lien obligations.
Following the voluntary prepayments described below, the Credit Agreement provided for a $450.0 million first lien senior secured term loan, which bore interest at LIBOR plus 3.50% per annum with a 1.00% LIBOR floor as of March 31, 2018. During the three months ended March 31, 2018, the Company recorded interest expense of $6.6 million related to the Senior Secured Term Loan.
Proceeds from the Senior Secured Term Loan were received net of an original issue discount and deferred financing costs of $37.3 million that will be amortized over its term. The loan principal is payable in quarterly installments plus accrued interest through December 2024 with the remaining balance due in March 2025. The loan principal is voluntarily prepayable at 101% of the principal amount repaid if voluntarily prepaid prior to October 2018 (subject to certain exceptions, including prepayments made with internally generated cash) and is voluntarily prepayable at any time thereafter without premium or penalty. The Senior Secured Term Loan may require mandatory principal prepayments of 75% of Excess Cash Flow (as defined in the Credit Agreement) for any fiscal year (commencing with the fiscal year ending December 31, 2018). The mandatory principal prepayment requirement changes to (i) 50% of Excess Cash Flow if the Company’s Total Leverage Ratio (as defined in the Credit Agreement and calculated as of December 31) is less than or equal to 2.00:1.00 and greater than 1.50:1.00, (ii) 25% of Excess Cash Flow if the Company’s Total Leverage Ratio is less than or equal to 1.50:1.00 and greater than 1.00:1.00, or (iii) zero if the Company’s Total Leverage Ratio is less than or equal to 1.00:1.00. If required, mandatory prepayments resulting from Excess Cash Flows are payable within 100 days after the end of each fiscal year. In certain circumstances, the Senior Secured Term Loan also requires that Excess Proceeds (as defined in the Credit Agreement) of $10.0 million or greater from sales of Company assets be applied against the loan principal, unless such proceeds are reinvested within one year.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreement contains customary conditions of default and imposes certain restrictions on the Company’s activities, including its ability to incur liens, incur debt, make investments, engage in fundamental changes such as mergers and dissolutions, dispose of assets, enter into transactions with affiliates, and make certain restricted payments, such as cash dividends and share repurchases. Obligations under the Credit Agreement are secured on a pari passu basis by the same collateral securing the Senior Notes.
The Company voluntarily prepaid $500.0 million of the original $950.0 million loan principal amount on the Senior Secured Term Loan in $150.0 million installments on July 31, 2017 and September 11, 2017 and a $200.0 million installment on December 29, 2017. On September 18, 2017, the Company entered into an amendment to the Credit Agreement which lowered the interest rate from LIBOR plus 4.50% per annum with a 1.00% LIBOR floor to LIBOR plus 3.50% per annum with a 1.00% LIBOR floor. The amendment permitted the Company to add an incremental revolving credit facility in addition to the Company’s ability to add one or more incremental term loan facilities under the Credit Agreement. The incremental revolving credit facility and/or incremental term loan facilities can be in an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company is below Total Leverage Ratio requirements as set forth in the Credit Agreement. The amendment also made available an additional restricted payment basket that permits additional repurchases, dividends or other distributions with respect to the Company’s Common and Preferred Stock in an aggregate amount up to $450.0 million so long as the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) would not exceed 2.00:1.00 on a pro forma basis.
During the fourth quarter of 2017, the Company entered into the incremental revolving credit facility (the Revolver) for an aggregate commitment of $350.0 million for general corporate purposes. The Company paid aggregate debt issuance costs of $4.7 million. The Revolver matures in November 2020 and permits loans which bear interest at LIBOR plus 3.25%. The Revolver is subject to a 2.00:1.00 Total Leverage Ratio requirement, modified to limit unrestricted cash netting to $800.0 million. Capacity under the Revolver may also be utilized for letters of credit which incur combined fees of 3.375% per annum. Unused capacity under the Revolver bears a commitment fee of 0.5% per annum. As of March 31, 2018, the Revolver has only been utilized for letters of credit amounting to $163.1 million. Such letters of credit were primarily in support of the Company’s reclamation obligations, as further described in Note 17. “Financial Instruments and Other Guarantees.” During the three months ended March 31, 2018, the Company recorded interest expense and fees of $1.8 million related to the Revolver.
On April 11, 2018, the Company entered into another amendment to the Credit Agreement which further lowered the interest rate on the Senior Secured Term Loan to LIBOR plus 2.75% and eliminated the LIBOR floor. The amendment also extends the maturity of the Senior Secured Term Loan by three years to 2025 and eliminates previous capital expenditure restriction covenants on both the Senior Secured Term Loan and the Revolver. In connection with this amendment, the Company incurred customary fees of approximately $2.0 million and repaid additional principal of $46.0 million which is reflected within “Current portion of long-term debt” in the accompany condensed consolidated balance sheets at March 31, 2018.
Restricted Payments Under the Senior Notes and Credit Agreement
In addition to the $450.0 million restricted payment basket provided for under the September 18, 2017 amendment, the Credit Agreement provides a builder basket for additional restricted payments subject to a maximum Total Leverage Ratio of 2.00:1.00 (as defined in the Credit Agreement).
The Indenture provides a builder basket for restricted payments that is calculated based upon the Company’s Consolidated Net Income, and is subject to a Fixed Charge Coverage Ratio of at least 2.25:1.00 (as defined in the Indenture).
Under both the Indenture and Credit Agreement, additional restricted payments are permitted through a $50.0 million general basket and an annual aggregate $25.0 million basket which allows dividends and Common Stock repurchases. The payment of dividends and purchases of Common Stock under this latter basket are permitted so long as the Company’s Total Leverage Ratio would not exceed 1.25:1.00 on a pro forma basis (as defined in the Credit Agreement and Indenture).
Copies of the Indenture documents are incorporated as Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017. A copy of the Credit Agreement is included as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017, and copies of the subsequent amendments are included as Exhibit 10.1 to the Current Reports on Form 8-K filed by the Company with the SEC on September 18, 2017, November 20, 2017, December 19, 2017 and April 11, 2018, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit costs, excluding service cost” in the unaudited condensed consolidated statements of operations.
Net periodic pension (benefit) cost included the following components:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions)
Service cost for benefits earned	$0.6	$0.6
Interest cost on projected benefit obligation	7.8	9.7
Expected return on plan assets	(10.7)	(11.0)
Amortization of prior service cost and net actuarial loss	—	6.4
Net periodic pension (benefit) cost	$(2.3)	$5.7
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of March 31, 2018, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. Prior to emergence from the Chapter 11 Cases, the Company incurred pension costs for two non-qualified pension plans which it no longer sponsors. Minimum funding standards are legislated by ERISA and are modified by pension funding stabilization provisions included in the Moving Ahead for Progress in the 21st Century Act of 2012, the Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015. Based upon minimum funding requirements, the Company is not required to make any contributions to its qualified pension plans in 2018; however, during the three months ended March 31, 2018, the Company made a discretionary contribution of $30.0 million to one of its qualified pension plans.
Net periodic postretirement benefit cost included the following components:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions)
Service cost for benefits earned	$2.0	$2.3
Interest cost on accumulated postretirement benefit obligation	7.1	8.4
Amortization of prior service cost and net actuarial loss	—	3.2
Net periodic postretirement benefit cost	$9.1	$13.9
(14) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the three months ended March 31, 2018:

	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2017	$1.4	$1.4
Current period change	(0.8)	(0.8)
March 31, 2018	$0.6	$0.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of accumulated other comprehensive income (loss) related to postretirement plans and workers’ compensation obligations and cash flow hedges related to Predecessor periods were eliminated in accordance with fresh start reporting as described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The following table provides additional information regarding items reclassified out of “Accumulated other comprehensive income (loss)” into earnings during the period presented below:

	Amount reclassified from accumulated other comprehensive income (loss) (1)
	Predecessor
Details about accumulated other comprehensive income (loss) components	Three Months Ended March 31, 2017	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers’ compensation obligations:
Postretirement health care and life insurance benefits	$(5.5)	Net periodic benefit costs, excluding service cost
Defined benefit pension plans	(6.3)	Net periodic benefit costs, excluding service cost
Insignificant items	2.7
	(9.1)	Total before income taxes
	3.3	Income tax benefit
	$(5.8)	Total after income taxes

Prior service credit associated with postretirement plans:
Postretirement health care and life insurance benefits	$2.3	Net periodic benefit costs, excluding service cost
Defined benefit pension plans	(0.1)	Net periodic benefit costs, excluding service cost
	2.2	Total before income taxes
	(0.8)	Income tax provision
	$1.4	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$(16.6)	Operating costs and expenses
Fuel and explosives commodity swaps	(11.0)	Operating costs and expenses
Insignificant items	(0.1)
	(27.7)	Total before income taxes
	9.1	Income tax benefit
	$(18.6)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.
(15) Other Events
Divestitures
On February 6, 2018, the Company sold its 50% interest in the Red Mountain Joint Venture (RMJV) with BHP Billiton Mitsui Coal Pty Ltd (BMC) for $20.0 million and recorded a gain of $7.1 million, which is included within “Net gain on disposals” in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2018. RMJV operates the coal handling and preparation plant utilized by the Company’s Millennium Mine. BMC assumed the reclamation obligations and other commitments associated with the assets of RMJV. The Millennium Mine will have continued usage of the coal handling and preparation plant and the associated rail loading facility until the end of 2019 via a coal washing take-or-pay agreement with BMC.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2018, Peabody entered into an agreement to sell its share in certain surplus land assets in Queensland’s Bowen Basin to Pembroke Resources South Pty Ltd for approximately $37.0 million Australian dollars. The necessary approval of the Australian Foreign Investment Review Board to complete the transaction was received on March 29, 2018, satisfying all the conditions precedent to the sale, and the Company recorded a gain of $20.6 million, which is included within “Net gain on disposals” in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2018.
The Company had a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia that exports both metallurgical and thermal coal primarily to Europe and Brazil. On March 31, 2017, the Company completed a sale of its interest in Dominion Terminal Associates to Contura Terminal, LLC and Ashland Terminal, Inc., both of which are partners of the Dominion Terminal Associates. The Company collected $20.5 million in proceeds and recorded $19.7 million of gain on the sale, which was classified in “Net gain on disposals” in the accompanying unaudited condensed consolidated statements of operations during the three months ended March 31, 2017.
Asset Impairment
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company adjusted the book values of its property, plant, equipment and mine development assets to estimated fair value in connection with fresh start reporting.
During the three months ended March 31, 2018, the Company recognized no asset impairment charges. During the three months ended March 31, 2017, the Company recognized asset impairment charges of $30.5 million related to terminated coal lease contracts in the Midwestern United States.
(16) Earnings per Share (EPS)
Basic and diluted EPS are computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s convertible preferred stock was considered a participating security because holders were entitled to receive dividends on an if-converted basis. The Predecessor Company’s restricted stock awards were considered participating securities because holders were entitled to receive non-forfeitable dividends during the vesting term. Diluted EPS includes securities that could potentially dilute basic EPS during a reporting period and assumes that participating securities are not executed or converted. As such, the Company includes the share-based compensation awards in its potentially dilutive securities. The calculation of diluted EPS for the Predecessor Company also considered the impact of its Convertible Junior Subordinated Debentures due December 2066 (the Debentures). Dilutive securities are not included in the computation of loss per share when a company reports a net loss from continuing operations as the impact would be anti-dilutive.
For all but the performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For the performance units, their contingent features resulted in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted.
Up to the time of cancellation, a conversion of the Debentures could have resulted in payment for any conversion value in excess of the principal amount of the Debentures in the Predecessor Company’s common stock. For diluted EPS purposes, potential common stock was calculated based on whether the market price of the Predecessor Company’s common stock at the end of each reporting period was in excess of the conversion price of the Debentures. The effect of the Debentures was excluded from the calculation of diluted EPS for all Predecessor periods presented herein because to do so would have been anti-dilutive for those periods.
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million and approximately 0.2 million for the three months ended March 31, 2018 and 2017, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

	(In millions, except per share data)
EPS numerator:
Income from continuing operations, net of income taxes	$208.3	$124.3
Less: Series A Convertible Preferred Stock dividends	102.5	—
Less: Net (loss) income attributable to noncontrolling interests	(2.1)	4.8
Income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	107.9	119.5
Less: Earnings allocated to participating securities	6.0	1.1
Income from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	101.9	118.4
Loss from discontinued operations, net of income taxes	(1.3)	(4.1)
Less: Loss from discontinued operations allocated to participating securities	(0.1)	(0.1)
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(1.2)	(4.0)
Net income attributable to common stockholders, after allocation of earnings to participating securities (1)	$100.7	$114.4

EPS denominator:
Weighted average shares outstanding — basic	120.9	18.3
Impact of dilutive securities	2.3	0.1
Weighted average shares outstanding — diluted (2)	123.2	18.4

Basic EPS attributable to common stockholders:
Income from continuing operations	$0.84	$6.46
Loss from discontinued operations	(0.01)	(0.22)
Net income attributable to common stockholders	$0.83	$6.24

Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.83	$6.44
Loss from discontinued operations	(0.01)	(0.23)
Net income attributable to common stockholders	$0.82	$6.21

(1)
The reallocation adjustment for participating securities to arrive at the numerator to calculate diluted EPS was $0.1 million for the three months ended March 31, 2018 and less than $0.1 million for the three months ended March 31, 2017.

(2)
The two-class method assumes that participating securities are not exercised or converted. As such, weighted average diluted shares outstanding excluded 8.4 million shares related to the participating securities for the three months ended March 31, 2018.

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
As of January 31, 2018, all 30.0 million shares of Preferred Stock issued upon the Effective Date had been converted into 59.3 million shares of common stock, which is inclusive of the shares that had been issued for the payable in-kind preferred stock dividends.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Financial Instruments and Other Guarantees
In the normal course of business, the Company is a party to guarantees and financial instruments, some of which carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance.
Reclamation Bonding
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees, letters of credit, collateral held in restricted accounts, and self-bonding arrangements in the U.S. In connection with its emergence from the Chapter 11 Cases, the Company elected to utilize primarily a portfolio of surety bonds to support its U.S. obligations.
At March 31, 2018, the Company’s asset retirement obligations for its U.S. operations of $469.0 million were supported by surety bonds of $1,074.3 million, as well as letters of credit issued under the Company’s receivables securitization program and Revolver amounting to $174.1 million. At March 31, 2018, the Company’s asset retirement obligations for its Australia operations of $230.2 million were supported by a combination of $270.1 million of surety bonds and bank guarantees, $99.7 million of collateral arrangements, and $14.4 million of similarly issued letters of credit.
Accounts Receivable Securitization
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended, dated as of April 3, 2017 (the Receivables Purchase Agreement) to extend the Company’s receivables securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The term of the receivables securitization program (Securitization Program) ends on April 3, 2020, subject to certain liquidity requirements and other customary events of default set forth in the Receivables Purchase Agreement. The Securitization Program provides for up to $250.0 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be drawn upon for letters of credit in support of other obligations. During 2017, the Company entered into amendments to the Securitization Program to include the receivables of additional Australian operations, reduce the restrictions on the availability of certain eligible receivables, add an additional servicer and reduce program fees.
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
At March 31, 2018, the Company had no outstanding borrowings and $176.3 million of letters of credit drawn under the Securitization Program. The letters of credit were primarily in support of portions of the Company’s obligations for reclamation, workers’ compensation and postretirement benefits. The Company had no collateral requirement under the Securitization Program at March 31, 2018 and December 31, 2017. The Company incurred fees associated with the Securitization Program of $1.3 million during the three months ended March 31, 2018, which have been recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations. As it relates to the former receivables securitization facility in place prior to the Effective Date, the Company incurred interest expense of $2.0 million during the three months ended March 31, 2017.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral Arrangements and Restricted Cash
The Company remits cash to certain regulatory authorities and other third parties as collateral for financial assurances associated with a variety of long-term obligations and commitments surrounding the mining, reclamation and shipping of its production. The Company had $109.1 million and $323.1 million held by third parties related to such obligations at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, $214.0 million of such collateral was returned to the Company, and the remainder is expected to be returned within the next twelve months, largely as the result of replacing collateral balances with third-party surety bonding in Australia, which was unavailable to the Company prior to 2018. As such, the collateral balance at March 31, 2018 has been classified as current in the accompanying condensed consolidated balance sheets.
The Company also had $40.1 million of restricted cash at December 31, 2017 related to a class of pending unsecured creditors’ claims in connection with the Chapter 11 Cases. The restriction was released on March 22, 2018 after the Debtors satisfied all such claims.
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
(18) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2018, purchase commitments for capital expenditures were $190.1 million, all of which is obligated within the next three years, with $140.7 million obligated in the next year.
There were no other material changes to the Company’s commitments from the information provided in Note 25. “Commitments and Contingencies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Litigation Relating to the Chapter 11 Cases
Ad Hoc Committee. A group of creditors (the Ad Hoc Committee) that held certain interests in the Company's prepetition indebtedness appealed the Bankruptcy Court's order confirming the Plan. On December 29, 2017, the United States District Court for the Eastern District of Missouri (the District Court) entered an order dismissing the Ad Hoc Committee's appeal, and, in the alternative, affirming the order confirming the Plan. On January 26, 2018, the Ad Hoc Committee appealed the District Court's order to the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit). In its appeal, the Ad Hoc Committee does not ask the Eighth Circuit to reverse the order confirming the Plan. Instead, the Ad Hoc Committee asks the Eighth Circuit to award the Ad Hoc Committee members either unspecified damages or the right to buy an unspecified amount of Company stock at a discount. The Company does not believe the appeal is meritorious and will vigorously defend it.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation Relating to Continuing Operations
Peabody Monto Coal Pty Ltd, Monto Coal 2 Pty Ltd and Peabody Energy Australia PCI Pty Ltd (PEA-PCI). In October 2007, a statement of claim was delivered to Peabody Monto Coal Pty Ltd, a wholly-owned subsidiary of PEA-PCI, that was then known as Macarthur Coal Limited, and Monto Coal 2 Pty Ltd, an equity accounted investee, from the minority interest holders in the Monto Coal Joint Venture, alleging that Monto Coal 2 Pty Ltd breached the Monto Coal Joint Venture Agreement and Peabody Monto Coal Pty Ltd breached the Monto Coal Management Agreement. Peabody Monto Coal Pty Ltd is the manager of the Monto Coal Joint Venture pursuant to the Management Agreement. Monto Coal 2 Pty Ltd holds a 51% interest in the Monto Coal Joint Venture. The plaintiffs are Sanrus Pty Ltd, Edge Developments Pty Ltd and H&J Enterprises (Qld) Pty Ltd. An additional statement of claim was delivered to PEA-PCI in November 2010 from the same minority interest holders in the Monto Coal Joint Venture, alleging that PEA-PCI induced Monto Coal 2 Pty Ltd and Peabody Monto Coal Pty Ltd to breach the Monto Coal Joint Venture Agreement and the Monto Coal Management Agreement, respectively. The plaintiffs later amended their claim to allege damages for lost opportunities to sell their joint venture interest. These actions, which are pending before the Supreme Court of Queensland, Australia, seek damages from the three defendants collectively of amounts ranging from $15.6 million Australian dollars to $1.8 billion Australian dollars, plus interest and costs. The defendants dispute the claims and are vigorously defending their positions. Orders have been made by the court relating to trial preparation steps, with the steps expected to be completed by the end of 2018. The current court order provides the parties will participate in mediation by the end of August 2018. The court also has indicated that it intends to set this matter for a 14 -16 week trial commencing February or March of 2019. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss currently cannot be reasonably estimated.
Berenergy Corporation. The Company has been in a legal dispute with Berenergy Corporation (Berenergy) regarding Berenergy’s access to certain of its underground oil deposits beneath the Company’s North Antelope Rochelle Mine and contiguous undisturbed areas. Berenergy contends the Company could be liable to Berenergy for the cost of certain special procedures and equipment required to access the secondary deposits remotely from outside the Company’s mine area, which has been estimated as $13.1 million by Berenergy. The Company believes that any claims related to this matter are without merit and constitute prepetition claims. The Company is currently seeking to resolve the underlying access conflict through the Bureau of Land Management (BLM), and believes that the likelihood of a material loss resulting from the matter is remote.
County of San Mateo, County of Marin, City of Imperial Beach. The Company was named as a defendant, along with numerous other companies, in three nearly identical lawsuits. The lawsuits seek to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels. The lawsuits primarily assert that the companies’ products have caused a sea level rise that is damaging the plaintiffs. The complaints specifically alleged that the defendants’ activities from 1965 to 2015 caused such damage. The Company filed a motion to enforce the Confirmation Order in the Bankruptcy Court because the Confirmation Order enjoins claims that arose before the effective date of the Plan. The motion to enforce was heard on October 5, 2017 and granted on October 24, 2017. The Bankruptcy Court ordered the plaintiffs to dismiss their lawsuits against the Company. On November 26, 2017, the plaintiffs appealed the Bankruptcy Court’s October 24, 2017 order to the U.S. District Court for the Eastern District of Missouri. On November 28, 2017, plaintiffs sought a stay pending appeal from the Bankruptcy Court, which was denied December 8, 2017. On December 19, 2017, the plaintiffs moved the U.S. District Court for the Eastern District of Missouri for a stay pending appeal. No decision from the District Court has been made on the request for a stay and the briefing on the appeal has been completed. The parties are waiting for a decision on the motion for stay and on the merits of the appeal. In the underlying cases pending in California, the District Court for the Northern District of California granted plaintiffs’ motion for remand and decided the cases should be heard in state court. The defendants appealed the order granting remand to the Ninth Circuit and sought a stay of the District Court decision pending completion of the Ninth Circuit appeal. The District Court for the Northern District of California granted defendants’ request for a stay pending completion of the Ninth Circuit appeal.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10th Circuit U.S. Bureau of Land Management Appeal. On September 15, 2017, the Tenth Circuit Court of Appeals reversed the District Court of Wyoming’s decision upholding BLM’s approval of four coal leases in the Powder River Basin. Two of the four leases relate to the Company’s North Antelope Rochelle Mine in Wyoming. There is no immediate impact on the Company’s leases as the Court of Appeals did not vacate the leases as part of its ruling. Rather, the Court of Appeals remanded the case back to the District Court with directions to order BLM to revise its environmental analysis. On November 27, 2017, the District Court ordered BLM to revise its environmental analysis. Plaintiffs then asked the court to order remedy briefing, which defendants and intervenors opposed because the District Court already addressed the proper remedy in its November 27, 2017 order. On April 2, 2018 the federal respondents filed a status report advising the District Court that they would conduct an environmental assessment to remedy the National Environmental Policy Act defect found by the Tenth Circuit, and that the draft environmental assessment would be completed and ready for public review and comment on or before June 30, 2018. On April 19, 2018 the court orally denied plaintiffs’ request for remedy briefing without prejudice. Plaintiffs may renew their request if BLM does not submit a draft environmental assessment by the end of July 2018. The Company’s operations will continue in the normal course during this period since the decision has no impact on mining at this time. The Company currently believes that its operations are unlikely to be materially impacted by this case, but the timing and magnitude of any impact on the Company’s future operations is not certain.
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
Central Arizona Water Conservation District (CAWCD). On May 1, 2018, the Company, along with the Hopi Tribe and the United Mine Workers of America, filed a lawsuit against the CAWCD. CAWCD operates, on behalf of the Bureau of Reclamation, the Central Arizona Project (CAP), an aqueduct system that brings water from the Colorado River to three counties in Arizona. CAWCD historically obtained most of CAP’s power requirements from the Navajo Generating Station (NGS), which is served by a single Peabody mine. NGS is owned by several private companies and one governmental entity. The non-governmental owners of NGS issued a statement that they do not currently intend to be the operators of the plant beyond December 2019. A number of potential investors have expressed interest in pursuing an ownership position in NGS. Recently, CAWCD made the decision to obtain CAP’s power requirements from sources other than NGS for 2020 and thereafter. The lawsuit seeks a determination that federal law requires CAWCD to obtain CAP’s power requirements from NGS.
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
(19) Segment Information
The Company reports its results of operations through the following reportable segments: Powder River Basin Mining, Midwestern U.S. Mining, Western U.S. Mining, Australian Metallurgical Mining, Australian Thermal Mining, Trading and Brokerage and Corporate and Other. The Company’s chief operating decision maker uses Adjusted EBITDA as the primary metric to measure the segments’ operating performance.
Adjusted EBITDA is a non-GAAP measure defined as income (loss) from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliation below. Management believes non-GAAP performance measures are used by investors to measure the Company’s operating performance and lenders to measure the Company’s ability to incur and service debt. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions)
Revenues:
Powder River Basin Mining	$389.3	$394.3
Midwestern U.S. Mining	201.7	193.2
Western U.S. Mining	143.7	149.7
Australian Metallurgical Mining	466.2	328.9
Australian Thermal Mining	201.4	224.8
Trading and Brokerage	20.1	15.0
Corporate and Other	40.3	20.3
Total	$1,462.7	$1,326.2

Adjusted EBITDA:
Powder River Basin Mining	$74.5	$91.7
Midwestern U.S. Mining	31.2	50.0
Western U.S. Mining	32.0	50.0
Australian Metallurgical Mining	166.4	109.6
Australian Thermal Mining	61.6	75.6
Trading and Brokerage	1.2	8.8
Corporate and Other (1)	(3.0)	(44.4)
Total	$363.9	$341.3

(1)
Includes the gain of $20.6 million on the sale of certain surplus land assets in Queensland and the gain of $7.1 million recognized on the sale of the Company’s interest in the RMJV during the three months ended March 31, 2018 and the gain of $19.7 million recognized on the sale of Dominion Terminal Associates during the three months ended March 31, 2017, as described in Note 15. “Other Events”.

A reconciliation of consolidated income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(Dollars in millions)
Income from continuing operations, net of income taxes	$208.3	$124.3
Depreciation, depletion and amortization	169.6	119.9
Asset retirement obligation expenses	12.3	14.6
Asset impairment	—	30.5
Changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	(7.6)	(5.2)
Interest expense	36.3	32.9
Interest income	(7.2)	(2.7)
Reorganization items, net	(12.8)	41.4
Unrealized gains on economic hedges	(38.6)	(16.6)
Unrealized losses on non-coal trading derivative contracts	1.8	—
Take-or-pay contract-based intangible recognition	(8.3)	—
Income tax provision	10.1	2.2
Total Adjusted EBITDA	$363.9	$341.3

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect our results contained in Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2017. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.

Overview
We are the world’s largest private-sector coal company by volume. In 2017, we produced and sold 188.3 million and 191.5 million tons of coal, respectively, from continuing operations. As of March 31, 2018, we owned interests in 23 coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 22 of those mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
We conduct business through six operating segments: Powder River Basin Mining, Midwestern U.S. Mining, Western U.S. Mining, Australian Metallurgical Mining, Australian Thermal Mining, and Trading and Brokerage. Refer to Note 19. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of our Corporate and Other segment.
Filing Under Chapter 11 of the United States Bankruptcy Code
On April 13, 2016 (the Petition Date), Peabody Energy Corporation (PEC) and a majority of its wholly owned domestic subsidiaries, as well as one international subsidiary in Gibraltar (collectively with PEC, the Debtors) filed voluntary petitions for reorganization (the Bankruptcy Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). The Company’s Australian operations and other international subsidiaries were not included in the filings. The Debtors’ Chapter 11 cases (collectively, the Chapter 11 Cases) were jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529 (Bankr. E.D. Mo.). During the Chapter 11 Cases, the Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors were authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On March 17, 2017, the Bankruptcy Court entered an order, Docket No. 2763, confirming the Debtors’ Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as further modified, the Plan). On April 3, 2017 (the Effective Date), the Debtors satisfied the conditions to effectiveness set forth in the Plan, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases.
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
Upon emergence, in accordance with Accounting Standards Codification (ASC) 852, we applied fresh start reporting to our consolidated financial statements as of April 1, 2017 and became a new entity for financial reporting purposes reflecting the Successor (as defined below) capital structure. As a new entity, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss). For additional details, refer to Note 1. “Basis of Presentation” to the unaudited condensed consolidated financial statements and Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
References to “Successor” are in reference to reporting dates on or after April 2, 2017; references to “Predecessor” are in reference to reporting dates through April 1, 2017, which include the impact of the Plan provisions and the application of fresh start reporting. As such, the Company’s results for the Successor will not be comparable in many respects to its results for periods prior to the adoption of fresh start reporting and prior to the accounting for the effects of the Plan.
Results of Operations
Non-GAAP Financial Measures
The following discussion of our results of operations includes references to and analysis of Adjusted EBITDA, which is a financial measure not recognized in accordance with U.S. generally accepted accounting principles (GAAP). Adjusted EBITDA is used by management as the primary metric to measure each of our segment’s operating performance.

Also included in the the discussion of our results of operations are references to Revenues per Ton, Costs per Ton and Adjusted EBITDA Margin per Ton for each mining segment. These metrics are used by management to measure each of our mining segment’s operating performance. Management believes Costs per Ton and Adjusted EBITDA Margin per Ton best reflect controllable costs and operating results at the mining segment level. We consider all measures reported on a per ton basis to be operating/statistical measures; however, we include reconciliations of the related non-GAAP financial measures (Adjusted EBITDA and Total Costs) in the “Reconciliation of Non-GAAP Financial Measures” contained within this Item 2.
In our discussion of liquidity and capital resources, we include references to Free Cash Flow which is also a non-GAAP measure. Free Cash Flow is used by management as a measure of our financial performance and our ability to generate excess cash flow from our business operations.
We believe non-GAAP performance measures are used by investors to measure our operating performance and lenders to measure our ability to incur and service debt. These measures are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. Refer to the “Reconciliation of Non-GAAP Financial Measures” contained within this Item 2 for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal and Newcastle index thermal coal, and prompt month pricing for Powder River Basin (PRB) 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended March 31, 2018 is set forth in the table below. Pricing for our Western U.S. Mining segment is not included as there is no similar spot or prompt pricing data available.
In the U.S., the pricing included in the table below is not necessarily indicative of the pricing we realized during the three months ended March 31, 2018 since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other coal producers may also impact our realized pricing.
The seaborne pricing included in the table below is also not necessarily indicative of the pricing we realized during the three months ended March 31, 2018 since the majority of our Australian sales are executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Our typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis

	High	Low	Average	March 31, 2018
Premium HCC	$262.25	$196.50	$228.47	$196.50
Premium PCI coal	$158.75	$142.50	$149.01	$149.50
Newcastle index thermal coal	$109.00	$96.40	$102.92	$96.40
PRB 8,800 Btu/Lb coal	$13.05	$12.35	$12.62	$12.80
Illinois Basin 11,500 Btu/Lb coal	$39.00	$36.65	$38.16	$36.65
Seaborne thermal and metallurgical coal pricing remained well above prior-year levels on continued strength in China and overall supply constraints.
With respect to seaborne metallurgical coal, global steel production increased approximately 4% during the three months ended March 31, 2018 as compared to the prior year period, led by record Chinese steel production. India imports increased 21% through the three months ended March 31, 2018 as compared to the prior year on strong steel production, while Chinese metallurgical coal imports declined approximately 5 million tonnes year-over-year despite strong domestic domestic steel production.
Seaborne thermal coal demand and pricing continue to be supported by robust Asian demand, primarily in China and India. Chinese thermal coal imports increased approximately 16 million tonnes year-to-date through March compared to the prior year period on strong electricity generation that exceeded domestic production growth. In addition, Indian imports increased approximately 6 million tonnes through March, a 21% increase year-over-year on the back of weak stockpiles amid low domestic production and railroad congestion.

In the United States, colder weather drove overall electricity demand higher year-over-year through March. However increased gas and wind generation negatively impacted coal generation. Through the first quarter of 2018, as weak natural gas pricing continued to impact coal demand, utility consumption of Powder River Basin coal remained flat year-over-year with natural gas consumption increasing approximately 15% compared to the prior year period (on 7% lower average Henry Hub natural gas prices year-over-year through March).
Net income from continuing operations, net of income taxes of $208.3 million for the three months ended March 31, 2018 included revenues of $1,462.7 million, net gain on disposals of $30.6 million, income from equity affiliates of $22.0 million and a credit of $12.8 million in reorganization items, net. These were offset by operating costs of $1,057.2 million, depreciation, depletion and amortization of $169.6 million, selling and administrative expenses of $37.0 million and interest expense of $36.3 million related to the new debt instruments for the Successor Company. Net income attributable to common stockholders of $106.6 million included dividends of $102.5 million related to the conversion of the remaining shares of Series A Convertible Preferred Stock (Preferred Stock). Adjusted EBITDA for the three months ended March 31, 2018 was $363.9 million.
For the three months ended March 31, 2017, net income from continuing operations, net of income taxes of $124.3 million included revenues of $1,326.2 million, which were offset by operating costs of $950.2 million, depreciation, depletion and amortization of $119.9 million, reorganization items, net of $41.4 million, selling and administrative expenses of $36.3 million, interest expense of $32.9 million and asset impairment of $30.5 million. Adjusted EBITDA for the three months ended March 31, 2017 was $341.3 million.
As of March 31, 2018, our available liquidity was approximately $1.65 billion. Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	2018	2017
	Successor	Predecessor	Increase (Decrease)
	Three Months Ended		to Volumes
	March 31		Tons	%
	(Tons in millions)
Powder River Basin Mining	32.4	31.0	1.4	4.5%
Midwestern U.S. Mining	4.7	4.5	0.2	4.4%
Western U.S. Mining	3.7	3.4	0.3	8.8%
Australian Metallurgical Mining	3.0	2.2	0.8	36.4%
Australian Thermal Mining	3.8	4.6	(0.8)	(17.4)%
Total tons sold from mining segments	47.6	45.7	1.9	4.2%
Trading and Brokerage	0.7	0.4	0.3	75.0%
Total tons sold	48.3	46.1	2.2	4.8%

Supplemental Financial Data
The following table presents supplemental financial data by mining segment:

	2018	2017
	Successor	Predecessor
	Three Months Ended		(Decrease) Increase
	March 31		$	%

Revenues per Ton - Mining Operations (1)
Powder River Basin	$12.02	$12.70	$(0.68)	(5.4)%
Midwestern U.S.	42.66	42.96	(0.30)	(0.7)%
Western U.S.	38.96	44.68	(5.72)	(12.8)%
Australian Metallurgical	153.04	150.22	2.82	1.9%
Australian Thermal	53.42	48.65	4.77	9.8%
Costs per Ton - Mining Operations (1)(2)
Powder River Basin	$9.72	$9.75	$(0.03)	(0.3)%
Midwestern U.S.	36.05	31.84	4.21	13.2%
Western U.S.	30.27	29.76	0.51	1.7%
Australian Metallurgical	98.44	100.16	(1.72)	(1.7)%
Australian Thermal	37.09	32.27	4.82	14.9%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Powder River Basin	$2.30	$2.95	$(0.65)	(22.0)%
Midwestern U.S.	6.61	11.12	(4.51)	(40.6)%
Western U.S.	8.69	14.92	(6.23)	(41.8)%
Australian Metallurgical	54.60	50.06	4.54	9.1%
Australian Thermal	16.33	16.38	(0.05)	(0.3)%

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

(2)
Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; asset impairment; take-or-pay contract-based intangible recognition; and certain other costs related to post-mining activities.

Revenues
The following table presents revenues by reporting segment:

	2018	2017
	Successor	Predecessor	(Decrease) Increase
	Three Months Ended		to Revenues
	March 31		$	%
	(Dollars in millions)
Powder River Basin Mining	$389.3	$394.3	$(5.0)	(1.3)%
Midwestern U.S. Mining	201.7	193.2	8.5	4.4%
Western U.S. Mining	143.7	149.7	(6.0)	(4.0)%
Australian Metallurgical Mining	466.2	328.9	137.3	41.7%
Australian Thermal Mining	201.4	224.8	(23.4)	(10.4)%
Trading and Brokerage	20.1	15.0	5.1	34.0%
Corporate and Other	40.3	20.3	20.0	98.5%
Total revenues	$1,462.7	$1,326.2	$136.5	10.3%

Powder River Basin Mining. Segment revenues decreased during the three months ended March 31, 2018 compared to the same period in the prior year due to lower realized coal pricing ($22.6 million), which was offset by demand-based volume increases across the entire region ($17.6 million).
Midwestern U.S. Mining. Segment revenues increased during the three months ended March 31, 2018 compared to the same period in the prior year due to favorable volume and mix variances ($9.7 million), which were slightly offset by lower realized coal pricing ($1.2 million).
Western U.S. Mining. Segment revenues decreased during the three months ended March 31, 2018 compared to the same period in the prior year due to the timing of the collection of liquidated damage settlements ($10.2 million) and lower realized coal pricing ($6.9 million), offset by the impact of favorable volume and mix variances ($12.8 million).
Australian Metallurgical Mining. Segment revenues increased during the three months ended March 31, 2018 compared to the same period in the prior year primarily due to favorable volume and mix variances ($125.5 million) resulting from increased sales volumes at the North Goonyella Mine due to increased productivity and increased sales volumes at our surface mines due to wet weather and geologic issues that impacted the prior year period. The increase in revenues was also impacted by improved realized coal pricing ($11.8 million).
Australian Thermal Mining. Segment revenues decreased during the three months ended March 31, 2018 compared to the same period in the prior year primarily due to sales volume decreases across the segment ($50.5 million) as the result of a longwall move at the Wambo Mine and sequencing issues at the Wilpinjong Mine which impacted coal quality. The decrease in revenues was partially offset by higher realized coal pricing ($27.1 million).
Trading and Brokerage. Segment revenues increased during the three months ended March 31, 2018 compared to the same period in the prior year due to increased prices.
Corporate and Other. Segment revenues increased during the three months ended March 31, 2018 compared to the same period in the prior year due to improved results on economic hedges.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments:

	2018	2017	(Decrease) Increase
	Successor	Predecessor	to Segment Adjusted
	Three Months Ended		EBITDA
	March 31		$	%
	(Dollars in millions)
Powder River Basin Mining	$74.5	$91.7	$(17.2)	(18.8)%
Midwestern U.S. Mining	31.2	50.0	(18.8)	(37.6)%
Western U.S. Mining	32.0	50.0	(18.0)	(36.0)%
Australian Metallurgical Mining	166.4	109.6	56.8	51.8%
Australian Thermal Mining	61.6	75.6	(14.0)	(18.5)%
Trading and Brokerage	1.2	8.8	(7.6)	(86.4)%
Corporate and Other	(3.0)	(44.4)	41.4	93.2%
Adjusted EBITDA (1)	$363.9	$341.3	$22.6	6.6%

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Powder River Basin Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2018 compared to the same period in the prior year due to lower realized coal pricing, net of sales-related costs ($17.0 million), higher materials, services and repairs costs ($10.4 million) and increased pricing for fuel and explosives ($4.2 million), partially offset by increased sales volumes primarily at our North Antelope Rochelle Mine ($11.3 million) and reduced lease expenses resulting from early lease buyouts ($3.5 million).

Midwestern U.S. Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2018 compared to the same period in the prior year as the result of reduced production volumes ($5.6 million) due to wet weather, higher materials, services and repairs costs ($3.7 million), increased labor spending ($3.5 million) and increased pricing for fuel and explosives ($2.5 million).
Western U.S. Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2018 compared to the same period in the prior year as the result of the timing of the collection of liquidated damage settlements ($10.2 million), higher materials, services and repairs costs due to a longwall move ($9.2 million) and lower realized coal pricing, net of sales-related costs ($5.3 million), partially offset by the favorable impact of mine sequencing ($4.3 million).
Australian Metallurgical Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2018 compared to the same period in the prior year due to improved sales volumes across the region ($52.0 million), lower costs due to geologic issues and wet weather at two surface operations in the prior year period ($14.3 million) and improved realized coal pricing, net of sales-related costs ($10.3 million), partially offset by unfavorable foreign currency exchange rate movements ($14.1 million).
Australian Thermal Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2018 compared to the same period in the prior year primarily due to decreased sales volumes across the region ($24.3 million), higher costs associated with a longwall move and sequencing issues at our Wambo Mine ($20.1 million) and unfavorable foreign currency exchange rate movements ($8.3 million), offset by improved realized coal pricing, net of sales-related costs ($25.0 million) and reduced production costs at our Wilpinjong Mine due early lease buyouts and the impacts of wet weather and an excavator rollover in the prior year period ($14.8 million).
Trading and Brokerage. Segment Adjusted EBITDA decreased during the three months ended March 31, 2018 compared to the same period in the prior year primarily due to losses recorded in the current period on forward financial hedging as relevant pricing decreased.
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	2018	2017
	Successor	Predecessor	Increase (Decrease)
	Three Months Ended		to Income
	March 31		$	%
	(Dollars in millions)
Resource management activities (1)	$20.8	$2.9	$17.9	617.2%
Selling and administrative expenses	(37.0)	(36.3)	(0.7)	(1.9)%
Corporate hedging	(2.4)	(27.6)	25.2	91.3%
Gain on sale of interest in Dominion Terminal Associates	—	19.7	(19.7)	(100.0)%
Other items, net (2)	15.6	(3.1)	18.7	603.2%
Corporate and Other Adjusted EBITDA	$(3.0)	$(44.4)	$41.4	93.2%

(1)	Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.

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

The increase associated with corporate hedging results, which includes foreign currency and commodity hedging, was due to a decrease in realized losses as compared to the same period in the prior year. The increase associated with “Other items, net” was attributable to a $7.1 million gain recognized on the sale of our interest in the Red Mountain Joint Venture during the current period, the impact of the accounting policy election made in connection with fresh start reporting to prospectively record amounts attributable to prior service cost and actuarial valuation changes in earnings rather than accumulated other comprehensive income and amortizing to expense ($7.1 million) and improved Middlemount results as compared to the prior year driven by higher pricing ($3.8 million). The increase in resource management activities was primarily due to a $20.6 million gain recorded in connection with the sale of certain surplus land assets in Queensland’s Bowen Basin during the first quarter of 2018. During the first quarter of 2017, a $19.7 million gain was recorded in connection with the sale of our interest in Dominion Terminal Associates.

Income From Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

	2018	2017
	Successor	Predecessor
	Three Months Ended
	March 31
	(Dollars in millions)
Adjusted EBITDA (1)	$363.9	$341.3
Depreciation, depletion and amortization	(169.6)	(119.9)
Asset retirement obligation expenses	(12.3)	(14.6)
Asset impairment	—	(30.5)
Changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	7.6	5.2
Interest expense	(36.3)	(32.9)
Interest income	7.2	2.7
Reorganization items, net	12.8	(41.4)
Unrealized gains on economic hedges	38.6	16.6
Unrealized losses on non-coal trading derivative contracts	(1.8)	—
Take-or-pay contract-based intangible recognition	8.3	—
Income tax provision	(10.1)	(2.2)
Income from continuing operations, net of income taxes	$208.3	$124.3

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by reporting segment:

	2018	2017
	Successor	Predecessor
	Three Months Ended
	March 31
	(Dollars in millions)
Powder River Basin Mining	$(51.0)	$(32.0)
Midwestern U.S. Mining	(29.9)	(13.3)
Western U.S. Mining	(35.3)	(23.6)
Australian Metallurgical Mining	(31.3)	(20.6)
Australian Thermal Mining	(19.0)	(24.0)
Trading and Brokerage	(0.1)	—
Corporate and Other	(3.0)	(6.4)
Total	$(169.6)	$(119.9)

Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	2018	2017
	Successor	Predecessor
	Three Months Ended
	March 31
Powder River Basin Mining	$0.81	$0.69
Midwestern U.S. Mining	0.86	0.61
Western U.S. Mining	2.44	4.30
Australian Metallurgical Mining	0.70	4.72
Australian Thermal Mining	1.78	2.62
Depreciation, depletion and amortization expense for the three months ended March 31, 2018 includes depreciation expense ($63.9 million), depletion expense ($48.1 million), amortization of the fair value of certain U.S. coal supply agreements ($29.4 million) and amortization associated with our asset retirement obligation assets ($19.1 million).
Depreciation, depletion and amortization expense for the three months ended March 31, 2017 included depletion expense ($62.0 million) and depreciation expense ($48.2 million).
Asset Impairment. Refer to Note 15. “Other Events” in the accompanying unaudited condensed consolidated financial statements for information surrounding the impairment charges recorded during the three months ended March 31, 2017.
Interest Expense. Interest expense for the three months ended March 31, 2018 primarily related to the 6.000% Senior Secured Notes due March 2022, the 6.375% Senior Secured Notes due March 2025 and the Senior Secured Term Loan due 2025 ($24.1 million). For additional details on debt, refer to Note 12. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements. The remainder of the interest expense ($12.2 million) for the three months ended March 31, 2018 related to the new surety program, additional letters of credit issued under the revolver and fees for the accounts receivable securitization program.
Interest expense for the three months ended March 31, 2017 was impacted by our filing of the Bankruptcy Petitions, which resulted in only accruing adequate protection payments subsequent to the Petition Date to certain secured lenders and other parties in accordance with Section 502(b)(2) of the Bankruptcy Code.
Interest Income. Interest income for the three months ended March 31, 2018 was impacted by higher cash balances and the Company’s adoption of ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606) on January 1, 2018. As a result of the adoption, the Company is prospectively required to recognize a portion of consideration received for the reimbursement of certain post-mining costs as interest income rather than revenue, due to the embedded financing element within the related contract. For additional details on the adoption of ASC 606, refer to Note 2. “Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented” and Note 3. “Revenue Recognition” to the accompanying unaudited condensed consolidated financial statements.
Reorganization Items, Net. The reorganization items recorded during the three months ended March 31, 2018 were impacted by a favorable adjustment of the bankruptcy claims accrual. The reorganization items recorded during the three months ended March 31, 2017 related to expenses recorded in connection with our Chapter 11 Cases. Refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Note 1. “Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements for further information regarding our reorganization items.
Unrealized Gains on Economic Hedges. Unrealized gains primarily relate to mark-to-market activity from financial contract trading activities.
Take-or-Pay Contract-Based Intangible Recognition. Included in the fresh start reporting adjustments were contract-based intangible liabilities for port and rail take-or-pay contracts. During the three months ended March 31, 2018 the Company has ratably recognized these contract-based intangible liabilities. For additional details, refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Note 8. “Intangible Contract Assets and Liabilities” to the accompanying unaudited condensed consolidated financial statements.

Income Tax Provision. The income tax provision recorded for the three months ended March 31, 2018 was computed using the annual effective tax rate method and was comprised primarily of the expected statutory tax expense offset by foreign rate differential and changes in valuation allowance.
The income tax provision recorded for the three months ended March 31, 2017 was computed using a discrete period method and was comprised of the expected statutory tax expense offset by foreign rate differential, changes in valuation allowance, and an allocation to results from continuing operations related to the tax effects of items credited directly to “Accumulated other comprehensive loss”.
Refer to Note 11. “Income Taxes” in the accompanying unaudited condensed consolidated financial statements for additional information.
Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	2018	2017
	Successor	Predecessor
	Three Months Ended
	March 31
	(Dollars in millions)
Income from continuing operations, net of income taxes	$208.3	$124.3
Loss from discontinued operations, net of income taxes	(1.3)	(4.1)
Net income	207.0	120.2
Less: Series A Convertible Preferred Stock dividends	102.5	—
Less: Net (loss) income attributable to noncontrolling interests	(2.1)	4.8
Net income attributable to common stockholders	$106.6	$115.4
Series A Convertible Preferred Stock Dividends. The Series A Convertible Preferred Stock dividends for the three months ended March 31, 2018 were comprised of the deemed dividends granted for all remaining Preferred Stock shares that were converted as of January 31, 2018.
Diluted EPS
The following table presents diluted EPS:

	2018	2017
	Successor	Predecessor
	Three Months Ended
	March 31
Diluted EPS attributable to common stockholders:
Income from continuing operations	$0.83	$6.44
Loss from discontinued operations	(0.01)	(0.23)
Net income attributable to common stockholders	$0.82	$6.21
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS for the reflects weighted average diluted common shares outstanding of 123.2 million and 18.4 million for the three months ended March 31, 2018 and 2017, respectively.

Reconciliation of Non-GAAP Financial Measures
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

	2018	2017
	Successor	Predecessor
	Three Months Ended
	March 31
	(Dollars in millions)
Income from continuing operations, net of income taxes	$208.3	$124.3
Depreciation, depletion and amortization	169.6	119.9
Asset retirement obligation expenses	12.3	14.6
Asset impairment	—	30.5
Changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	(7.6)	(5.2)
Interest expense	36.3	32.9
Interest income	(7.2)	(2.7)
Reorganization items, net	(12.8)	41.4
Unrealized gains on economic hedges	(38.6)	(16.6)
Unrealized losses on non-coal trading derivative contracts	1.8	—
Take-or-pay contract-based intangible recognition	(8.3)	—
Income tax provision	10.1	2.2
Adjusted EBITDA	$363.9	$341.3
Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	2018	2017
	Successor	Predecessor
	Three Months Ended
	March 31
	(Dollars in millions)
Operating costs and expenses	$1,057.2	$950.2
Unrealized losses on non-coal trading derivative contracts	(1.8)	—
Take-or-pay contract-based intangible recognition	8.3	—
Net periodic benefit costs, excluding service cost	4.5	14.4
Total Costs	$1,068.2	$964.6

The following table presents Costs by reporting segment:

	2018	2017
	Successor	Predecessor
	Three Months Ended
	March 31
	(Dollars in millions)
Powder River Basin Mining	$314.8	$302.6
Midwestern U.S. Mining	170.5	143.2
Western U.S. Mining	111.7	99.7
Australian Metallurgical Mining	299.8	219.3
Australian Thermal Mining	139.8	149.2
Trading and Brokerage	18.9	6.2
Corporate and Other	12.7	44.4
Total Costs	$1,068.2	$964.6
The following tables present revenues, Costs, Adjusted EBITDA and tons sold by mining segment:

	Successor
	Three Months Ended March 31, 2018
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining
	(Amounts in millions, except per ton data)
Revenues	$389.3	$201.7	$143.7	$466.2	$201.4
Costs	314.8	170.5	111.7	299.8	139.8
Adjusted EBITDA	74.5	31.2	32.0	166.4	61.6
Tons sold	32.4	4.7	3.7	3.0	3.8

Revenues per Ton	$12.02	$42.66	$38.96	$153.04	$53.42
Costs per Ton	9.72	36.05	30.27	98.44	37.09
Adjusted EBITDA Margin per Ton	2.30	6.61	8.69	54.60	16.33

	Predecessor
	Three Months Ended March 31, 2017
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining
	(Amounts in millions, except per ton data)
Revenues	$394.3	$193.2	$149.7	$328.9	$224.8
Costs	302.6	143.2	99.7	219.3	149.2
Adjusted EBITDA	91.7	50.0	50.0	109.6	75.6
Tons sold	31.0	4.5	3.4	2.2	4.6

Revenues per Ton	$12.70	$42.96	$44.68	$150.22	$48.65
Costs per Ton	9.75	31.84	29.76	100.16	32.27
Adjusted EBITDA Margin per Ton	2.95	11.12	14.92	50.06	16.38

Free Cash Flow is defined as net cash provided by operating activities less net cash used in investing activities. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	2018	2017
	Successor	Predecessor
	Three Months Ended
	March 31
	(Dollars in millions)
Net cash provided by operating activities	$579.7	$256.1
Net cash (used in) provided by investing activities	(6.4)	15.1
Free Cash Flow	$573.3	$271.2
Outlook
As part of its normal planning and forecasting process, Peabody utilizes a broad approach to develop macroeconomic assumptions for key variables, including country-level gross domestic product, industrial production, fixed asset investment and third-party inputs, driving detailed supply and demand projections for key demand centers for coal, electricity generation and steel. Specific to the U.S., the Company evaluates individual plant needs, including expected retirements, on a plant by plant basis in developing its demand models. Supply models and cost curves concentrate on major supply regions/countries that impact the regions in which the Company operates.
Our estimates involve risks and uncertainties and are subject to change based on various factors as described more fully in the “Cautionary Notice Regarding Forward-Looking Statements” section contained within this Item 2.
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook.
Near-Term Outlook
Seaborne Thermal Coal. During the three months ended March 31, 2018, seaborne thermal coal demand rose compared to the prior year, supported by increased imports in China, India and countries comprising the Association of Southeast Asian Nations (ASEAN). Chinese thermal coal imports increased approximately 16 million tonnes over the prior year during the three months ended March 31, 2018, as cold weather drove an approximate 10% increase in power consumption and impacted domestic coal production and rail transportation. Indian thermal coal imports rose approximately 21% year-over-year due to utility restocking, weak domestic production and rail congestion. ASEAN imports increased over the prior year on continued economic growth and rising coal generating capacity. Overall, Australian thermal coal exports were in line with the prior year.
Seaborne Metallurgical Coal. Within seaborne metallurgical coal, global steel production increased 4% through March 31, 2018, compared to the prior year. India imports increased 21% during the three months ended March 31, 2018, as compared to the prior year on strong steel production, while Chinese metallurgical imports declined approximately 5 million tonnes year-over-year despite strong domestic steel production. At the same time, Australian metallurgical exports were in line with the prior year.
Seaborne metallurgical coal prompt prices increased approximately $60 per tonne to an average $228 per tonne in the first quarter compared to the prior year, with the index-based settlement price for premium hard coking coal set at approximately $237 per tonne, compared to prior year settlement of $285 per tonne. The first quarter benchmark low-vol PCI price was set at $156.50, with the second quarter benchmark low-vol PCI price negotiated at $155 per tonne.
In 2018, seaborne thermal and metallurgical demand are expected to be most impacted by growth in India and ASEAN countries and changes in Chinese policy. Seaborne supply remains tight on continued logistic and operational constraints across the industry.
U.S. Thermal Coal. In the U.S., coal demand during the three months ended March 31, 2018 declined 3% from the prior year on increased gas and wind generation as weak natural gas pricing continues to suppress coal demand. As a result, Powder River Basin coal consumption was roughly flat during the three months ended March 31, 2018 year-over-year. U.S. thermal exports remained robust, increasing approximately 33% over the prior year. U.S. coal production declined approximately 3% in the first quarter. Combined, these factors led to ending March 31, 2018 inventories decreasing approximately 10 million tons from the prior year, to approximately 49 days of maximum burn.

Looking ahead to the remainder of 2018, changes in demand for electric power sector consumption of coal are expected to be most impacted by changes in natural gas prices and availability of renewable generation. Peabody projects plant retirements to reduce base demand by approximately 25 to 35 million tons. The 2017 price of natural gas averaged $3.02 per mmBtu, and on average every $0.20 movement in the price of natural gas from those levels equates to an approximate 25 million ton change in U.S. coal demand over the course of the year, subject to regional natural gas prices and availability of renewable generation.
Long-Term Outlook
There were no significant changes to our Long-term Outlook subsequent to December 31, 2017. Information regarding our Long-term Outlook is outlined in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Regulatory Update
Other than as described in the following section, there were no significant changes to our regulatory matters subsequent to December 31, 2017. Information regarding our regulatory matters is outlined in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Regulatory Matters - U.S.
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
States are empowered to develop and apply “in stream” water quality standards. These standards are subject to change and must be approved by the United States Environmental Protection Agency (EPA). Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. “In stream” standards vary from state to state. Additionally, through the CWA section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters. States consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity.
A final rule defining the scope of waters protected under the Clean Water Act (commonly called the Waters of the United States (WOTUS Rule)), was published by the EPA and the Corps in June 2015, but that rule is not currently in effect. The U.S. Court of Appeals for the Sixth Circuit stayed the 2015 Rule nationwide on October 9, 2015, and that stay remained in place until early 2018. Before the Sixth Circuit lifted its nationwide stay, EPA and the Corps finalized a rule on February 6, 2018 that amended the 2015 WOTUS Rule by specifying that the Rule does not apply until February 6, 2020. Consequently, the pre-2015 definitions of WOTUS remain in effect nationwide. EPA and the Corps are still in the process of repealing the 2015 WOTUS Rule and developing a replacement rule. The agencies proposed to repeal the 2015 Rule in July 2017, but they have not yet finalized a repeal action. Further, EPA and the Corps have indicated that they plan to propose a replacement definition of WOTUS in mid-2018. The 2015 WOTUS Rule and the recent February 2018 revision (adding an applicability date) are each the subject of numerous lawsuits in various courts. Some courts have signaled that they intend to adjudicate the merits of the 2015 Rule, though EPA and the Corps are pushing to stay such litigation. Depending on the outcome of litigation and/or rulemaking activity, the scope of CWA authority could increase, decrease, or stay the same relative to the current, pre-2015 definitions of WOTUS. An expansion of CWA authority may impact our operations in some areas by way of additional requirements.
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
On September 7, 2017, the Queensland Parliament introduced a bill to amend legislation which, if passed, would increase civil penalties for mining companies breaching their obligations under the Coal Mining Safety and Health Act 1999. The proposed amendments contained in the Mines Legislation (Resources Safety) Amendment Bill (MLA Bill) would also give the Chief Executive of the Department of Natural Resources and Mining new powers to suspend or cancel an individual’s statutory certificate of competency and issue site senior executives notices if they fail to meet their safety and health obligations. Higher levels of competency for the statutory position of ventilation officer at underground mines will also be required if the legislation is passed.
The MLA Bill lapsed on October 29, 2017 when a Queensland state election was called. However, on March 20, 2018 the MLA Bill was re-introduced to Parliament and the legislative amendments are expected to commence later in 2018.
Mining Rehabilitation (Reclamation). Mine reclamation is regulated by state specific legislation. As a condition of approval for mining operations, companies are required to progressively reclaim mined land and provide appropriate bonding to the relevant state government as a safeguard to cover the costs of reclamation in circumstances where mine operators are unable to do so. Self-bonding is not permitted. Our mines provide financial assurance to the relevant authorities which is calculated in accordance with current regulatory requirements. This financial assurance is in the form of cash, surety bonds or bank guarantees which are supported by a combination of cash collateral, deeds of indemnity and guarantee and letters of credit drawn upon our credit facility and accounts receivable securitization program. We operate in both the Queensland and New South Wales state jurisdictions.
On February 15, 2018, the Queensland Government re-introduced the Mineral and Energy Resources (Financial Provisioning) Bill 2018 (MERFP Bill) to Parliament, which contained proposed legislation to give effect to some of the policy reforms, including a remodeled financial assurance (FA) framework that takes into account the financial strength of the Environmental Authority holder and the risk level of the mine, a state-wide pooled FA fund covering most mines and most of the total industry liability, discontinuation of prior discounting of FA requirements, other options for providing FA for those mines that are not part of the pooled FA fund (for example, allowing insurance bonds or cash), updated rehabilitation cost calculations, and regular monitoring and reporting measures for progressive mine rehabilitation. It is expected that the MERFP Bill will become law commencing on July 1, 2018 with a three-year transition period. Peabody is awaiting release of the regulations that will accompany the new legislation to fully understand the impact of the new FA scheme on its business.

National Energy Guarantee. In October 2017, the Australian Federal Government released a plan aimed at delivering an affordable and reliable energy system that meets Australia’s international commitments to emissions reduction. The plan is referred to as the National Energy Guarantee (NEG) and will result in changes to the National Electricity Market and associated legislative framework. The NEG will require electricity retailers to enter into contracts with electricity generators to meet a minimum level of dispatchable ‘on demand’ electricity where there is an identified gap and to maintain emissions below an agreed level. On February 15, 2018, the first public consultation paper for the NEG was released by the independent Energy Security Board (ESB), the first step in a consultation process to assist the ESB in advising the Council of Australian Governments (COAG) Energy Council on the design for the NEG framework. The COAG agreed on April 20, 2018 that more detailed design work be undertaken on the NEG and for the COAG to consider this for final decision in August 2018.  If the NEG receives COAG approval, it is anticipated that legislation would be passed at the end of 2018.
Liquidity and Capital Resources
Overview
Our primary sources of cash are proceeds from the sale of our coal production to customers. We have also generated cash from the sale of non-strategic assets, including coal reserves and surface lands, borrowings under our credit facilities and, from time to time, the issuance of securities. Our primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, capital and operating lease payments, postretirement plans, take-or-pay obligations, post-mining retirement obligations, and selling and administrative expenses. We have also used cash for dividends and share repurchases. We believe that our capital structure will allow us to satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and cash on hand.
Any future determinations to return capital to stockholders, such as dividends or share repurchases (excluding repurchases authorized under the Repurchase Program described in “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this report), will be at the discretion of our Board of Directors and will depend on a variety of factors, including the restrictions set forth under our various debt obligations, our net income or other sources of cash, liquidity position and potential alternative uses of cash, such as internal development projects or acquisitions, as well as economic conditions and expected future financial results. Our ability to declare dividends or repurchase shares in the future will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand for and selling prices of coal and other factors specific to our industry, many of which are beyond our control.
Total Indebtedness. Our total indebtedness as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022	$500.0	$500.0
6.375% Senior Secured Notes due March 2025	500.0	500.0
Senior Secured Term Loan due 2025	444.3	444.2
Capital lease and other obligations	67.8	76.0
Less: Debt issuance costs	(56.9)	(59.4)
	1,455.2	1,460.8
Less: Current portion of long-term debt	87.1	42.1
Long-term debt	$1,368.1	$1,418.7
Refer to Note 12. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements for further information regarding our indebtedness.

Liquidity
As of March 31, 2018, our available liquidity was $1,652.5 million which was comprised of cash and cash equivalents and availability under our accounts receivable securitization program described below. As of March 31, 2018, our cash balances totaled $1,416.6 million, including approximately $568.9 million held by U.S. entities, with the remaining balance held by foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment. We do not expect restrictions or potential taxes on the repatriation of amounts held by our foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
Our liquidity calculation at March 31, 2018 excludes $109.1 million of collateral balances related primarily to reclamation assurance for our Australian mines, and various port, rail and other contract performance requirements in Australia. We expect all such collateral to be returned to the Company within the next twelve months as a result of implementing third-party surety bonding in Australia, which was unavailable to us prior to 2018.
Our ability to maintain adequate liquidity depends on the successful operation of our business and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.
The Senior Notes and Credit Agreement
As described in Note 12. “Long-term Debt” of the accompanying unaudited condensed consolidated financial statements, on the Effective Date, the proceeds from the 6.000% Senior Secured Notes due March 2022 and the 6.375% Senior Secured Notes due March 2025 (collectively, the Senior Notes) and the Senior Secured Term Loan under the Credit Agreement (the Credit Agreement) were used to repay the predecessor first lien obligations. The proceeds from the Senior Notes and the Senior Secured Term Loan, net of debt issuance costs and an original issue discount, as applicable, were $950.5 million and $912.7 million, respectively.
We voluntarily prepaid $500.0 million of the original $950.0 million loan principal on the Senior Secured Term Loan through December 31, 2017 and an additional $46.0 million subsequent to March 31, 2018. The Credit Agreement has been amended at various dates since its inception primarily to (i) lower the interest rate on the Senior Secured Term Loan from LIBOR plus 4.50% per annum with a 1.00% LIBOR floor to LIBOR plus 2.75% with no floor, (ii) extend the maturity of the Senior Secured Term Loan by three years to 2025, (iii) allow for an incremental revolving credit facility and one or more incremental term loans in an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company maintains compliance with the Total Leverage Ratio, as defined in the Credit Agreement, (iv) make available an additional restricted payment basket that permits additional repurchases, dividends or other distributions with respect to our Common and Preferred Stock in an aggregate amount up to $450.0 million so long as our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, would not exceed 2.00:1.00 on a pro forma basis, and (v) eliminate the previous capital expenditure restriction covenants on both the Senior Secured Term Loan and the Revolver (as defined below).
Interest payments on the Senior Notes are scheduled to occur each year on March 31 and September 30 until maturity. We may redeem the 6.000% Senior Secured Notes beginning in 2019 and the 6.375% Senior Secured Notes beginning in 2020, in whole or in part, and subject to periodically decreasing redemption premiums, through maturity.
The Senior Secured Term Loan principal is payable in quarterly installments plus accrued interest through December 2024 with the remaining balance due in March 2025. The loan principal is voluntarily prepayable at 101% of the principal amount repaid if voluntarily prepaid prior to October 2018 (subject to certain exceptions, including prepayments made with internally generated cash) and is voluntarily prepayable at any time thereafter without premium or penalty. The Senior Secured Term Loan may require mandatory principal prepayments of 75% of Excess Cash Flow (as defined in the Credit Agreement) for any fiscal year (commencing with the fiscal year ending December 31, 2018). The mandatory principal prepayment requirement changes to (i) 50% of Excess Cash Flow if our Total Leverage Ratio (as defined in the Credit Agreement and calculated as of December 31) is less than or equal to 2.00:1.00 and greater than 1.50:1.00, (ii) 25% of Excess Cash Flow if our Total Leverage Ratio is less than or equal to 1.50:1.00 and greater than 1.00:1.00, or (iii) zero if the our Total Leverage Ratio is less than or equal to 1.00:1.00. If required, mandatory prepayments resulting from Excess Cash Flows are payable within 100 days after the end of each fiscal year. In certain circumstances, the Senior Secured Term Loan also requires that Excess Proceeds (as defined in the Credit Agreement) of $10 million or greater from sales of our assets be applied against the loan principal, unless such proceeds are reinvested within one year.

During the fourth quarter of 2017, the Company entered into the incremental revolving credit facility permitted under the Credit Agreement (the Revolver) for an aggregate commitment of $350.0 million for general corporate purposes. The Revolver matures in November 2020 and permits loans which bear interest at LIBOR plus 3.25%. The Revolver is subject to a 2.00:1.00 Total Leverage Ratio requirement, modified to limit unrestricted cash netting to $800.0 million. Capacity under the Revolver may also be utilized for letters of credit which incur combined fees of 3.375% per annum. Unused capacity under the Revolver bears a commitment fee of 0.5% per annum. As of March 31, 2018, the Revolver had been drawn upon for letters of credit amounting to $163.1 million. Such letters of credit were primarily in support of our reclamation obligations.
In addition to the $450.0 million restricted payment basket provided for under the amendments described above, the Credit Agreement provides a builder basket for additional restricted payments subject to a maximum Total Leverage Ratio of 2.00:1.00 (as defined in the Credit Agreement).
The Indenture provides a builder basket for restricted payments that is calculated based upon our Consolidated Net Income, and is subject to a Fixed Charge Coverage Ratio of at least 2.25:1.00 (as defined in the Indenture).
Under both the Indenture and Credit Agreement, additional restricted payments are permitted through a $50.0 million general basket and an annual aggregate $25.0 million basket which allows dividends and Common Stock repurchases. The payment of dividends and purchases of Common Stock under this latter basket are permitted so long as our Total Leverage Ratio would not exceed 1.25:1.00 on a pro forma basis (as defined in the Credit Agreement and Indenture).
Accounts Receivable Securitization
As described in Note 17. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, on the Effective Date, we entered into an amended receivables purchase agreement to extend the accounts receivable securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The term of the accounts receivable securitization program (Securitization Program) ends on April 3, 2020, subject to certain liquidity requirements and other customary events of default. The Securitization Program provides for up to $250 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of cash collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be drawn upon for letters of credit in support of other obligations. During 2017, we entered into amendments to the Securitization Program to include the receivables of additional Australian operations, reduce the restrictions on the availability of certain eligible receivables, add an additional servicer, and reduce program fees.
At March 31, 2018, we had no outstanding borrowings and $176.3 million of letters of credit drawn under the Securitization Program. The letters of credit were primarily in support of portions of our obligations for reclamation, workers’ compensation and postretirement benefits.
Reclamation Bonding
As described in Note 17. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, we are required to provide various forms of financial assurance in support of our mining reclamation obligations in the jurisdictions in which we operate. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees, and letters of credit, as well as self-bonding arrangements in the U.S. In connection with our emergence from the Chapter 11 Cases, we shifted away from extensive self-bonding in the U.S. in favor of increased usage of surety bonds and similar third-party instruments, but have retained the ability to utilize self-bonding in the future, dependent upon state-by-state approval and internal cost-benefit considerations. This divergence in practice may impact our liquidity in the future due to increased collateral requirements and surety and related fees.
At March 31, 2018, we had total asset retirement obligations of $699.2 million which were backed by a combination of surety bonds, bank guarantees, letters of credit and collateral arrangements. Collateral arrangements related to reclamation obligations amounted to $99.7 million at March 31, 2018.
Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas our accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.

Capital Requirements
There were no material changes to our capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. The Company has no minimum pension funding requirement for 2018, but made a discretionary contribution of $30.0 million to one of its qualified plans on March 14, 2018.
Contractual Obligations
There were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the amendments to the Credit Agreement described above whereby the interest rate was lowered and the maturity of the Senior Secured Term Loan was extended by three years to 2025 and the voluntary loan principal prepayment of $46.0 million subsequent to March 31, 2018. As a result, based upon the LIBOR rate at March 31, 2018, our estimated combined contractual obligations for principal and interest payments related to the Senior Secured Term Loan are expected to be $1.2 million less for the remainder of 2018 than that provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. For the two-year period 2019 through 2020 and the two-year period 2021 through 2022, such obligations are comparatively reduced by $3.7 million and $432.1 million, respectively. For the period 2023 through 2025, we have comparatively greater combined contractual obligations of $420.7 million as a result of the amendments to the Senior Secured Term Loan.
Historical Cash Flows
The following table summarizes our cash flows for the period three months ended March 31, 2018 and 2017, as reported in the accompanying unaudited condensed consolidated financial statements:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

	(Dollars in millions)
Net cash provided by operating activities	$579.7	$256.1
Net cash (used in) provided by investing activities	(6.4)	15.1
Net cash (used in) provided by financing activities	(205.1)	952.3
Net change in cash, cash equivalents and restricted cash	368.2	1,223.5
Cash, cash equivalents and restricted cash at beginning of period	1,070.2	941.2
Cash, cash equivalents and restricted cash at end of period	$1,438.4	$2,164.7
Cash Flow - Successor
Cash provided by operating activities in the three months ended March 31, 2018 resulted from cash generated from our mining operations. In addition, $214.0 million of collateral was released as we replaced collateral with other forms of financial assurance.
Cash used in investing activities in the three months ended March 31, 2018 resulted from additions to property, plant, equipment and mine development, which was partially offset by repayments of loans from related parties and proceeds from disposals of assets, including $20.0 million from the disposal of our interest in the Red Mountain Joint Venture.
Cash used in financing activities in the three months ended March 31, 2018 resulted primarily from $175.5 million of repurchases of common stock and $15.0 million of stock dividends paid in accordance with our shareholder return initiatives.
Cash Flow - Predecessor
Cash provided by operating activities in the three months ended March 31, 2017 resulted from year-over-year increase in cash from our operations from improved supply and demand conditions and a favorable change in net cash flows associated with receivables from our accounts receivable securitization program.
Cash provided by investing activities in the three months ended March 31, 2017 resulted from repayments of loans from related parties and proceeds from disposals of assets driven by the sale of Dominion Terminal Associates, which was offset by payments for additions to property, plant of equipment.
Cash provided by financing activities in the three months ended March 31, 2017 resulted from net proceeds from the new long-term debt facilities entered into upon our emergence from the Chapter 11 Cases.

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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our critical accounting policies remain unchanged at March 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of March 31, 2018, we had currency options outstanding with an aggregate notional amount of approximately $1,125 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2018. Assuming we had no foreign currency hedging instruments in place, our exposure in operating costs and expenses due to a $0.05 change in the Australian dollar/U.S. dollar exchange rate is approximately $90 to $100 million for the next twelve months. Taking into consideration the currency option contracts in place as of March 31, 2018, our net exposure to unfavorable rate changes for the next twelve months is approximately $75 to $85 million.
Other Non-Coal Trading Activities — Diesel Fuel Price Risk
Diesel Fuel Hedges. We have historically managed price risk of the diesel fuel used in our mining activities through the use of cost pass-through contracts and from time to time, derivatives, primarily swaps. As of March 31, 2018, we no longer have any diesel fuel derivative instruments in place.
We expect to consume 125 to 135 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $31 million based on our expected usage.

Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 4. “Discontinued Operations” and Note 18. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.
Item 1A. Risk Factors.
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On August 1, 2017, we announced that our Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of our Common Stock (Repurchase Program). On April 25, 2018, we announced that the Board authorized the expansion of the Repurchase Program to $1.0 billion. Repurchases may be made from time to time at the Company’s discretion. The specific timing, price and size of purchases will depend on the share price, general market and economic conditions and other considerations, including compliance with various debt agreements as they may be amended from time to time. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through March 31, 2018, we have repurchased approximately 10.2 million shares of our Common Stock for $350.9 million, leaving $649.1 million available for share repurchase under the Repurchase Program. Subsequent to March 31, 2018 and through May 4, 2018, we have purchased an additional 1.6 million shares of our Common Stock for $60.5 million. The purchases were made in compliance with our debt provisions that limit our ability to repurchase shares following the Effective Date. Limitations on share repurchases imposed by our debt instruments are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2018	4,905	$39.00	4,809	$824.3
February 1 through February 28, 2018	1,853,443	40.34	1,853,350	749.8
March 1 through March 31, 2018	2,539,979	39.68	2,539,889	649.1
Total	4,398,327	$39.92	4,398,048

(1)	Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the Repurchase Program.
Dividends
The declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors that our Board of Directors may deem relevant to such evaluations. Payment of dividends is subject to certain limitations following the Effective Date, as set forth in our debt provisions. Such limitations on dividends are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Mandatory Conversion of Preferred Stock
Each outstanding share of our Preferred Stock was subject to mandatory automatic conversion into a number of shares of Common Stock if the volume weighted average price of the Common Stock exceeded $32.50 for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period. On January 31, 2018, the requirements for such a mandatory conversion were met and the then outstanding 13.2 million shares of Preferred Stock were automatically converted into 24.8 million shares of Common Stock. As a result of this mandatory conversion, we recorded a non-cash preferred dividend charge of $102.5 million during the three months ended March 31, 2018. After the mandatory conversion, no shares of Preferred Stock are issued or outstanding and all rights of the prior holders of Preferred Stock have terminated.
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

10.1
Amendment No. 4 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 11, 2018)

31.1†
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

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer

32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer

95†	Mine Safety Disclosure required by Item 104 of Regulation S-K

101†	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed”

†	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	May 10, 2018	By:	/s/ AMY B. SCHWETZ
Amy B. Schwetz
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)