Form 10-Q
period 2018-06-30
PEABODY ENERGY CORP
filed 2018-08-03
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 121.7 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at July 31, 2018.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	April 1, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions, except per share data)
Revenues
Sales	$1,137.3	$1,059.6	$—	$2,406.4	$1,059.6	$1,081.4
Other revenues	172.1	198.7	—	365.7	198.7	244.8
Total revenues	1,309.4	1,258.3	—	2,772.1	1,258.3	1,326.2
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	946.5	927.9	—	2,003.7	927.9	950.2
Depreciation, depletion and amortization	163.9	148.3	—	333.5	148.3	119.9
Asset retirement obligation expenses	13.2	11.0	—	25.5	11.0	14.6
Selling and administrative expenses	44.1	34.7	—	81.1	34.7	36.3
Other operating (income) loss:
Net loss (gain) on disposals	1.6	(0.5)	—	(29.0)	(0.5)	(22.8)
Asset impairment	—	—	—	—	—	30.5
Income from equity affiliates	(25.2)	(15.7)	—	(47.2)	(15.7)	(15.0)
Operating profit	165.3	152.6	—	404.5	152.6	212.5
Interest expense	38.3	41.4	—	74.6	41.4	32.9
Loss on early debt extinguishment	2.0	—	—	2.0	—	—
Interest income	(7.0)	(1.5)	—	(14.2)	(1.5)	(2.7)
Net periodic benefit costs, excluding service cost	4.6	6.6	—	9.1	6.6	14.4
Reorganization items, net	—	—	585.8	(12.8)	—	627.2
Income (loss) from continuing operations before income taxes	127.4	106.1	(585.8)	345.8	106.1	(459.3)
Income tax provision (benefit)	7.4	4.7	(266.0)	17.5	4.7	(263.8)
Income (loss) from continuing operations, net of income taxes	120.0	101.4	(319.8)	328.3	101.4	(195.5)
Loss from discontinued operations, net of income taxes	(3.6)	(2.7)	(12.1)	(4.9)	(2.7)	(16.2)
Net income (loss)	116.4	98.7	(331.9)	323.4	98.7	(211.7)
Less: Series A Convertible Preferred Stock dividends	—	115.1	—	102.5	115.1	—
Less: Net income attributable to noncontrolling interests	2.7	3.8	—	0.6	3.8	4.8
Net income (loss) attributable to common stockholders	$113.7	$(20.2)	$(331.9)	$220.3	$(20.2)	$(216.5)

Income (loss) from continuing operations:
Basic income (loss) per share	$0.94	$(0.18)	$(17.44)	$1.78	$(0.18)	$(10.93)
Diluted income (loss) per share	$0.93	$(0.18)	$(17.44)	$1.76	$(0.18)	$(10.93)

Net income (loss) attributable to common stockholders:
Basic income (loss) per share	$0.91	$(0.21)	$(18.10)	$1.74	$(0.21)	$(11.81)
Diluted income (loss) per share	$0.90	$(0.21)	$(18.10)	$1.72	$(0.21)	$(11.81)

Dividends declared per share	$0.115	$—	$—	$0.230	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	April 1, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions)
Net income (loss)	$116.4	$98.7	$(331.9)	$323.4	$98.7	$(211.7)
Reclassification for realized losses on cash flow hedges (net of respective net tax provision of $0.0, $0.0, $0.0, $0.0, $0.0 and $9.1) included in net income	—	—	—	—	—	18.6
Postretirement plans and workers’ compensation obligations (net of respective net tax provision of $0.0, $0.0, $0.0, $0.0, $0.0 and $2.5)	—	—	—	—	—	4.4
Foreign currency translation adjustment	(2.2)	0.5	—	(3.0)	0.5	5.5
Other comprehensive (loss) income, net of income taxes	(2.2)	0.5	—	(3.0)	0.5	28.5
Comprehensive income (loss)	114.2	99.2	(331.9)	320.4	99.2	(183.2)
Less: Series A Convertible Preferred Stock dividends	—	115.1	—	102.5	115.1	—
Less: Net income attributable to noncontrolling interests	2.7	3.8	—	0.6	3.8	4.8
Comprehensive income (loss) attributable to common stockholders	$111.5	$(19.7)	$(331.9)	$217.3	$(19.7)	$(188.0)

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2018	December 31, 2017
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,451.7	$1,012.1
Restricted cash	—	40.1
Accounts receivable, net of allowance for doubtful accounts of $4.8 at June 30, 2018 and $4.6 at December 31, 2017	503.0	552.1
Inventories	290.5	291.3
Other current assets	223.2	294.4
Total current assets	2,468.4	2,190.0
Property, plant, equipment and mine development, net	4,945.7	5,111.9
Collateral arrangements	—	323.1
Investments and other assets	296.1	470.6
Deferred income taxes	85.5	85.6
Total assets	$7,795.7	$8,181.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$45.0	$42.1
Accounts payable and accrued expenses	1,038.9	1,202.8
Total current liabilities	1,083.9	1,244.9
Long-term debt, less current portion	1,358.0	1,418.7
Deferred income taxes	5.1	5.4
Asset retirement obligations	672.6	657.0
Accrued postretirement benefit costs	726.8	730.0
Other noncurrent liabilities	404.0	469.4
Total liabilities	4,250.4	4,525.4
Stockholders’ equity
Series A Convertible Preferred Stock — $0.01 per share par value; no shares authorized, issued or outstanding as of June 30, 2018 and 50.0 shares authorized, 30.0 shares issued and 13.5 shares outstanding as of December 31, 2017	—	576.0
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of June 30, 2018 and 50.0 shares authorized, no shares issued or outstanding as of December 31, 2017	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of June 30, 2018 or December 31, 2017	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 137.7 shares issued and 122.3 shares outstanding as of June 30, 2018 and 111.8 shares issued and 105.2 shares outstanding as of December 31, 2017	1.4	1.0
Additional paid-in capital	3,285.7	2,590.3
Treasury stock, at cost — 15.4 and 5.8 common shares as of June 30, 2018 and December 31, 2017	(564.9)	(175.9)
Retained earnings	781.3	613.6
Accumulated other comprehensive (loss) income	(1.6)	1.4
Peabody Energy Corporation stockholders’ equity	3,501.9	3,606.4
Noncontrolling interests	43.4	49.4
Total stockholders’ equity	3,545.3	3,655.8
Total liabilities and stockholders’ equity	$7,795.7	$8,181.2
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions)
Cash Flows From Operating Activities
Net income (loss)	$323.4	$98.7	$(211.7)
Loss from discontinued operations, net of income taxes	4.9	2.7	16.2
Income (loss) from continuing operations, net of income taxes	328.3	101.4	(195.5)
Adjustments to reconcile income (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	333.5	148.3	119.9
Noncash coal inventory revaluation	—	67.3	—
Noncash interest expense, net	8.1	4.2	0.5
Deferred income taxes	0.5	(1.6)	(252.2)
Noncash share-based compensation	16.5	7.0	1.9
Asset impairment	—	—	30.5
Net gain on disposals	(29.0)	(0.5)	(22.8)
Income from equity affiliates	(47.2)	(15.7)	(15.0)
Foreign currency option contracts	6.4	(9.3)	—
Reclassification from other comprehensive earnings for terminated hedge contracts	—	—	27.6
Noncash reorganization items, net	(12.8)	—	(485.4)
Changes in current assets and liabilities:
Accounts receivable	104.4	(84.4)	159.3
Inventories	0.9	(60.0)	(47.2)
Other current assets	(38.2)	(17.1)	0.2
Accounts payable and accrued expenses	(40.1)	(118.5)	(65.5)
Collateral arrangements	323.1	49.7	(66.4)
Asset retirement obligations	9.2	4.6	10.2
Workers’ compensation obligations	(0.6)	(1.2)	(3.1)
Postretirement benefit obligations	(3.1)	(0.7)	0.8
Pension obligations	(46.6)	(2.1)	5.4
Other, net	5.9	(5.1)	(8.0)
Net cash provided by (used in) continuing operations	919.2	66.3	(804.8)
Net cash used in discontinued operations	(3.8)	(0.6)	(8.2)
Net cash provided by (used in) operating activities	915.4	65.7	(813.0)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(125.6)	(45.9)	(32.8)
Changes in accrued expenses related to capital expenditures	(0.9)	1.6	(1.4)
Federal coal lease expenditures	(0.5)	—	(0.5)
Proceeds from disposal of assets	52.6	2.5	24.3
Contributions to joint ventures	(243.8)	(96.3)	(95.4)
Distributions from joint ventures	236.8	95.5	90.5
Advances to related parties	(4.6)	(0.9)	(0.4)
Repayments of loans from related parties	70.2	26.5	31.1
Other, net	(2.2)	(1.5)	(0.3)
Net cash (used in) provided by investing activities	(18.0)	(18.5)	15.1

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Successor		Predecessor
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions)
Cash Flows From Financing Activities
Proceeds from long-term debt	—	—	1,000.0
Repayments of long-term debt	(63.5)	(23.8)	(2.1)
Payment of deferred financing costs	(1.4)	—	(45.4)
Common stock repurchases	(374.5)	—	—
Repurchases of employee common stock relinquished for tax withholding	(14.5)	—	(0.1)
Dividends paid	(29.3)	—	—
Distributions to noncontrolling interests	(6.6)	(6.4)	(0.1)
Other, net	0.1	—	—
Net cash (used in) provided by financing activities	(489.7)	(30.2)	952.3
Net change in cash, cash equivalents and restricted cash	407.7	17.0	154.4
Cash, cash equivalents and restricted cash at beginning of period (1)	1,070.2	1,095.6	941.2
Cash, cash equivalents and restricted cash at end of period (2)	$1,477.9	$1,112.6	$1,095.6

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$1,012.1
Restricted cash	40.1
Restricted cash included in “Investments and other assets”	18.0
Cash, cash equivalents and restricted cash at beginning of period	$1,070.2

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$1,451.7
Restricted cash included in “Investments and other assets”	26.2
Cash, cash equivalents and restricted cash at end of period	$1,477.9

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Peabody Energy Corporation Stockholders’ Equity
	Series A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	(Dollars in millions)
December 31, 2017	$576.0	$1.0	$2,590.3	$(175.9)	$613.6	$1.4	$49.4	$3,655.8
Impact of adoption of Accounting Standards Update 2014-09	—	—	—	—	(22.5)	—	—	(22.5)
Net income	—	—	—	—	322.8	—	0.6	323.4
Dividends declared	—	—	0.8	—	(30.1)	—	—	(29.3)
Foreign currency translation adjustment	—	—	—	—	—	(3.0)	—	(3.0)
Series A Convertible Preferred Stock conversions	(576.0)	0.4	678.1	—	(102.5)	—	—	—
Share-based compensation for equity-classified awards	—	—	16.5	—	—	—	—	16.5
Common stock repurchases	—	—	—	(374.5)	—	—	—	(374.5)
Repurchase of employee common stock relinquished for tax withholding	—	—	—	(14.5)	—	—	—	(14.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.6)	(6.6)
June 30, 2018	$—	$1.4	$3,285.7	$(564.9)	$781.3	$(1.6)	$43.4	$3,545.3

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation and certain prior year amounts have been reclassified for consistency with the current period presentation. As discussed below in Note 2. “Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented,” prior year amounts of net periodic benefit costs, excluding the service cost for benefits earned have been reclassified to conform with the new standard. Balance sheet information presented herein as of December 31, 2017 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2018.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's reorganization items consisted of the following for the periods presented below:

	Predecessor	Successor	Predecessor
	April 1, 2017	Six Months Ended June 30, 2018	January 1 through April 1, 2017
	(Dollars in millions)
Gain on settlement of claims (1) (2)	$(3,031.2)	$(12.8)	$(3,031.2)
Fresh start adjustments, net (1)	3,363.1	—	3,363.1
Fresh start income tax adjustments, net (1)	253.9	—	253.9
Professional fees (3)	—	—	42.5
Accounts payable settlement gains	—	—	(0.7)
Interest income	—	—	(0.4)
Reorganization items, net	$585.8	$(12.8)	$627.2

Cash paid for "Reorganization items, net"	$14.4	$—	$45.8

(1)
Refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further information related to the adjustments recorded in the periods April 1, 2017 and January 1 through April 1, 2017.

(2)	“Reorganization items, net” for the six months ended June 30, 2018 consisted of settlement gains related to certain unsecured claims.

(3)
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
Upon adoption of fresh start reporting, the Company became a new entity for financial reporting purposes, reflecting the Successor (as defined below) capital structure. As a result, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss) for financial reporting purposes. The Company selected an accounting convenience date of April 1, 2017 for purposes of applying fresh start reporting as the activity between the convenience date and the Effective Date did not result in a material difference in the results. References to “Successor” in the financial statements and accompanying footnotes are in reference to reporting dates on or after April 2, 2017; references to “Predecessor” in the financial statements and accompanying footnotes are in reference to reporting dates through April 1, 2017 which includes the impact of the Plan provisions and the application of fresh start reporting. As such, the Company’s financial statements for the Successor will not be comparable in many respects to its financial statements for periods prior to the adoption of fresh start reporting and prior to the accounting for the effects of the Plan. For further information on the Plan and fresh start reporting, see Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
In connection with fresh start reporting, the Company made certain prospective accounting policy elections that impact the Successor periods presented herein. The Company now classifies the amortization associated with its asset retirement obligation assets within “Depreciation, depletion and amortization” in its consolidated statements of operations, rather than within “Asset retirement obligation expenses”, as in Predecessor periods. With respect to its accrued postretirement benefit and pension obligations, the Company now records amounts attributable to prior service cost and actuarial valuation changes, as applicable, currently in earnings rather than recording such amounts within accumulated other comprehensive income and amortizing to expense over the applicable time periods.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. The Company recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of retained earnings. Revenue previously recognized under contracts completed prior to January 1, 2018 was not impacted by adoption and comparative information has not been restated. The impact of the adoption of ASU 2014-09 is expected to be immaterial to the Company’s results of operations, financial condition and cash flows on an ongoing basis.
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
Restricted Cash. In November 2016, the FASB issued ASU 2016-18, which reduces diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The Company retrospectively adopted all the provisions of this new accounting standard in the first quarter of 2018 and as a result of the new guidance, the Company will combine restricted cash with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on its statements of cash flows. The amendments also require a company to disclose information about the nature of the restrictions and amounts described as restricted cash and restricted cash equivalents. Such disclosures are included in Note 17. “Financial Instruments and Other Guarantees.” Further, as cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the Company reconciled these amounts to the total shown in the statement of cash flows in a tabular format within the Company’s unaudited condensed consolidated statements of cash flows.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation - Retirement Benefits. In March 2017, the FASB issued ASU 2017-07, which requires employers that sponsor defined benefit pension and other postretirement plans to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income on a retrospective basis. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company adopted all the provisions of this new accounting standard in the first quarter of 2018. While adoption of this guidance did impact financial statement presentation, it did not materially impact the Company’s results of operations, financial condition or cash flows. The retrospective impacts to the unaudited condensed consolidated statements of operations were as follows:

	Successor
	April 2 through June 30, 2017
	Before Application of Accounting Guidance	Adjustment	After Application of Accounting Guidance
	(Dollars in millions)
Results of Operations Amounts
Operating costs and expenses	$934.8	$(6.9)	$927.9
Selling and administrative expenses	34.4	0.3	34.7
Operating profit	146.0	6.6	152.6
Net periodic benefit costs, excluding service cost	—	6.6	6.6
Income from continuing operations before income taxes	106.1	—	106.1

	Predecessor
	January 1 through April 1, 2017
	Before Application of Accounting Guidance	Adjustment	After Application of Accounting Guidance
	(Dollars in millions)
Results of Operations Amounts
Operating costs and expenses	$963.7	$(13.5)	$950.2
Selling and administrative expenses	37.2	(0.9)	36.3
Operating profit	198.1	14.4	212.5
Net periodic benefit costs, excluding service cost	—	14.4	14.4
Loss from continuing operations before income taxes	(459.3)	—	(459.3)
Compensation - Stock Compensation. In May 2017, the FASB issued ASU 2017-09 to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company prospectively applied all the provisions of this new accounting standard on January 1, 2018, and there was no material impact to the Company’s financial statements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Standards Not Yet Implemented
Leases. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require a lessee to recognize on its balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Additional qualitative disclosures along with specific quantitative disclosures will also be required. The new guidance will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for the Company). In July 2018, the FASB issued the new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer for the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. The Company intends to elect some of the available practical expedients on adoption.
The Company is in the process of implementing key systems functionality and internal control processes in order to comply with the new reporting requirements of ASU 2016-02 and expects, through the recognition of significant lease assets and lease liabilities, a material impact on its consolidated balance sheets (dependent upon leases outstanding at adoption date) and related disclosures. ASU 2016-02 is not expected to have a material impact on the Company’s results of operations or its cash flows.
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
Leases - Land Easements. In January 2018, the FASB issued ASU 2018-01 to provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under current leasing guidance. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new leases requirements in Topic 842 to assess whether they meet the definition of a lease. The amendments in this update affect the amendments in ASU 2016-02. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. The Company is in the process of evaluating the impact that the adoption of this guidance will have on its results of operations, financial condition, cash flows and financial statement presentation.

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
Sales
The majority of the Company’s revenue is derived from the sale of coal under long-term coal supply agreements (those with initial terms of one year or longer and which often include price reopener and/or extension provisions) and contracts with terms of less than one year, including sales made on a spot basis. The Company’s revenue from coal sales is realized and earned when risk of loss passes to the customer. Under the typical terms of the Company’s coal supply agreements, title and risk of loss transfer to the customer at the mine or port, where coal is loaded to the transportation source(s) that serves each of the Company’s mines. The Company incurs certain “add-on” taxes and fees on coal sales. Reported coal sales include taxes and fees charged by various federal and state governmental bodies and the freight charged on destination customer contracts.
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
Contract pricing is set forth on a per ton basis, and revenue is generally recorded as the product of price and volume delivered. Many of the Company’s coal supply agreements contain provisions that permit the parties to adjust the contract price upward or downward at specified times. These contract prices may be adjusted based on inflation or deflation and/or changes in the factors affecting the cost of producing coal, such as taxes, fees, royalties and changes in the laws regulating the mining, production, sale or use of coal. In a limited number of contracts, failure of the parties to agree on a price under those provisions may allow either party to terminate the contract. The Company sometimes experiences a reduction in coal prices in new long-term coal supply agreements replacing some of its expiring contracts. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or the customer during the duration of specified events beyond the control of the affected party. Most of the coal supply agreements contain provisions requiring the Company to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, grindability and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. Moreover, some of these agreements allow the Company’s customers to terminate their contracts in the event of changes in regulations affecting the industry that restrict the use or type of coal permissible at the customer’s plant or increase the price of coal beyond specified limits.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Revenues
"Other revenues" may include net revenues from coal trading activities as discussed in Note 7. “Coal Trading,” as well as coal sales revenues that were derived from the Company’s mining operations and sold through the Company’s coal trading business. Also included are revenues from customer contract-related payments, royalties related to coal lease agreements, sales agency commissions, farm income and property and facility rentals. Royalty income generally results from the lease or sublease of mineral rights to third parties, with payments based upon a percentage of the selling price or an amount per ton of coal produced.
Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable from customers. Customers are invoiced as coal is shipped or at periodic intervals in accordance with contractual terms. Invoices typically include customary adjustments for the resolution of price variability related to prior shipments, such as coal quality thresholds. Payments are generally received within thirty days of invoicing. “Accounts receivable, net” at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Trade receivables, net	$412.7	$504.2
Miscellaneous receivables, net	90.3	47.9
Accounts receivable, net	$503.0	$552.1
Trade receivables, net presented above have been shown net of reserves of $0.5 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively. Miscellaneous receivables, net presented above have been shown net of reserves of $4.3 million as of both June 30, 2018 and December 31, 2017. Included in “Operating costs and expenses” in the unaudited condensed consolidated statements of operations was a charge for doubtful trade receivables of $0.2 million and $4.5 million for the six months ended June 30, 2018 and the period April 2 through June 30, 2017, respectively. No charges for doubtful accounts were recognized during the three months ended June 30, 2018 or the period January 1 through April 1, 2017.
The Company also records long-term customer receivables related to the reimbursement of certain post-mining costs which are included within “Investments and other assets” in the accompanying condensed consolidated balance sheets. The balance of such receivables was $47.5 million and $139.3 million as of June 30, 2018 and December 31, 2017, respectively. The balance was adjusted in connection with the adoption of ASC 606, as described in Note 2. “Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented.” Also in connection with the adoption of ASC 606, the Company prospectively records a portion of the consideration received as “Interest income” rather than “Other revenues” in the accompanying unaudited condensed consolidated statements of operations, due to the embedded financing element within the related contract. Interest income related to these arrangements amounted to $2.1 million and $4.2 million during the three and six months ended June 30, 2018, respectively.

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

	Successor
	Three Months Ended June 30, 2018
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$321.5	$196.9	$131.1	$—	$38.5	$—	$—	$688.0
Export	—	0.6	4.3	—	228.7	—	—	233.6
Total thermal	321.5	197.5	135.4	—	267.2	—	—	921.6
Metallurgical coal
Export	—	—	—	417.2	—	—	—	417.2
Total metallurgical	—	—	—	417.2	—	—	—	417.2
Other	—	—	4.2	0.3	0.2	10.0	(44.1)	(29.4)
Total revenues	$321.5	$197.5	$139.6	$417.5	$267.4	$10.0	$(44.1)	$1,309.4

	Successor
	April 2 through June 30, 2017
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$361.1	$194.8	$123.8	$—	$28.1	$—	$—	$707.8
Export	—	—	—	—	210.9	—	—	210.9
Total thermal	361.1	194.8	123.8	—	239.0	—	—	918.7
Metallurgical coal
Export	—	—	—	287.8	—	—	—	287.8
Total metallurgical	—	—	—	287.8	—	—	—	287.8
Other	4.3	0.1	1.6	—	0.2	5.2	40.4	51.8
Total revenues	$365.4	$194.9	$125.4	$287.8	$239.2	$5.2	$40.4	$1,258.3

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor
	Six Months Ended June 30, 2018
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$710.7	$397.8	$261.4	$—	$74.6	$—	$—	$1,444.5
Export	—	1.3	12.3	—	393.6	—	—	407.2
Total thermal	710.7	399.1	273.7	—	468.2	—	—	1,851.7
Metallurgical coal
Export	—	—	—	882.5	—	—	—	882.5
Total metallurgical	—	—	—	882.5	—	—	—	882.5
Other	0.1	0.1	9.6	1.2	0.6	30.1	(3.8)	37.9
Total revenues	$710.8	$399.2	$283.3	$883.7	$468.8	$30.1	$(3.8)	$2,772.1

	Predecessor
	January 1 through April 1, 2017
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$394.3	$193.2	$133.5	$—	$27.3	$—	$—	$748.3
Export	—	—	—	—	197.2	—	—	197.2
Total thermal	394.3	193.2	133.5	—	224.5	—	—	945.5
Metallurgical coal
Export	—	—	—	324.6	—	—	—	324.6
Total metallurgical	—	—	—	324.6	—	—	—	324.6
Other	—	—	16.2	4.3	0.3	15.0	20.3	56.1
Total revenues	$394.3	$193.2	$149.7	$328.9	$224.8	$15.0	$20.3	$1,326.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by contract duration was as follows:

	Successor
	Three Months Ended June 30, 2018
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$310.8	$194.1	$126.5	$255.1	$173.2	$—	$—	$1,059.7
Less than one year	10.7	3.4	8.9	162.1	94.0	—	—	279.1
Other	—	—	4.2	0.3	0.2	10.0	(44.1)	(29.4)
Total revenues	$321.5	$197.5	$139.6	$417.5	$267.4	$10.0	$(44.1)	$1,309.4

	Successor
	April 2 through June 30, 2017
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$326.7	$187.3	$122.7	$253.4	$135.6	$—	$—	$1,025.7
Less than one year	34.4	7.5	1.1	34.4	103.4	—	—	180.8
Other	4.3	0.1	1.6	—	0.2	5.2	40.4	51.8
Total revenues	$365.4	$194.9	$125.4	$287.8	$239.2	$5.2	$40.4	$1,258.3

	Successor
	Six Months Ended June 30, 2018
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$654.2	$381.7	$253.8	$652.6	$350.5	$—	$—	$2,292.8
Less than one year	56.5	17.4	19.9	229.9	117.7	—	—	441.4
Other	0.1	0.1	9.6	1.2	0.6	30.1	(3.8)	37.9
Total revenues	$710.8	$399.2	$283.3	$883.7	$468.8	$30.1	$(3.8)	$2,772.1

	Predecessor
	January 1 through April 1, 2017
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining	Trading and Brokerage	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$357.7	$193.2	$129.3	$240.6	$134.1	$—	$—	$1,054.9
Less than one year	36.6	—	4.2	84.0	90.4	—	—	215.2
Other	—	—	16.2	4.3	0.3	15.0	20.3	56.1
Total revenues	$394.3	$193.2	$149.7	$328.9	$224.8	$15.0	$20.3	$1,326.2

(1)
Corporate and Other revenue includes unrealized gains and losses related to mark-to-market activity from financial contract hedge activities intended to secure pricing related to certain coal sales contracts. During the three and six months ended June 30, 2018, such net unrealized losses were $48.1 million and $9.5 million, respectively. During the periods April 2 through June 30, 2017 and January 1 through April 1, 2017, such net unrealized gains were $9.4 million and $16.6 million, respectively. When such gains and losses are realized in connection with recognition of the underlying transaction, they are reclassified to realized gains and losses and are then reflected in Trading and Brokerage revenue (realized losses of $9.6 million and $29.5 million during the three and six months ended June 30, 2018, respectively, and realized losses of $7.7 million and $11.1 million during the periods April 2 through June 30, 2017 and January 1 through April 1, 2017, respectively). At June 30, 2018 and December 31, 2017, the financial contracts’ fair values resulted in net liabilities of $48.4 million and $38.9 million, respectively. Assets and liabilities related to the financial contracts were deemed Level 2 according to the U.S. GAAP fair value hierarchy as the valuations are corroborated by the use of market-based pricing.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Committed Revenue From Contracts With Customers
The Company expects to recognize revenue subsequent to June 30, 2018 of approximately $6.3 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at June 30, 2018. Approximately 45% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of Australian metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
(4)    Discontinued Operations
Discontinued operations include certain former Australian Thermal Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the periods presented below:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	April 1, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(3.6)	$(2.7)	$(12.1)	$(4.9)	$(2.7)	$(16.2)
Assets and Liabilities of Discontinued Operations
Assets and liabilities classified as discontinued operations included in the Company’s condensed consolidated balance sheets were as follows:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Assets:
Other current assets	$0.5	$0.3
Total assets classified as discontinued operations	$0.5	$0.3

Liabilities:
Accounts payable and accrued expenses	$70.9	$70.6
Other noncurrent liabilities	171.1	170.0
Total liabilities classified as discontinued operations	$242.0	$240.6
Patriot-Related Matters
A significant portion of the liabilities in the table above relate to a former subsidiary, Patriot Coal Corporation. In 2012, Patriot filed voluntary petitions for relief under the Bankruptcy Code. In 2013, the Company entered into a definitive settlement agreement (2013 Agreement) with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all then disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under the Bankruptcy Code in the Eastern District of Virginia and subsequently initiated a process to sell some or all of its assets to qualified bidders. On October 9, 2015, Patriot’s bankruptcy court entered an order confirming Patriot’s plan of reorganization, which provided, among other things, for the sale of substantially all of Patriot’s assets to two different buyers.

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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company may seek clarification from the DOL regarding these inconsistencies and the accounting for these liabilities could be reduced in the future depending on the DOL’s responses to inquiries. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability was $135.5 million at June 30, 2018, which was determined on an actuarial basis based on the best information available to the Company. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
UMWA 1974 Pension Plan (UMWA Plan) Litigation. On July 16, 2015, a lawsuit was filed by the UMWA Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the UMWA Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against PEC, Peabody Holding Company, LLC, a subsidiary of the Company, and Arch Coal, Inc. The plaintiffs sought, pursuant to the Employee Retirement Income Security Act of 1974 (ERISA) and the Multiemployer Pension Plan Amendments Act of 1980, a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants have statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. After a legal and arbitration process and with the approval of the Bankruptcy Court, on January 25, 2017, the UMWA Plan and the Debtors agreed to a settlement of the claim whereby the UMWA Plan will be entitled to $75 million to be paid by the Company in increments through 2021. The balance of the liability, on a discounted basis, was $48.8 million at June 30, 2018.
(5)     Inventories
Inventories as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Materials and supplies	$101.3	$101.5
Raw coal	63.8	78.1
Saleable coal	125.4	111.7
Total	$290.5	$291.3
Materials and supplies inventories presented above have been shown net of reserves of $0.2 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)     Derivatives and Fair Value Measurements
Risk Management — Corporate Hedging Activities
The Company is exposed to several risks in the normal course of business, including (1) foreign currency exchange rate risk for non-U.S. dollar expenditures and balances, (2) price risk on coal produced by and diesel fuel utilized in the Company’s mining operations and (3) interest rate risk that has been partially mitigated by fixed rates on long-term debt. The Company manages a portion of its price risk related to the sale of coal (excluding coal trading activities) using long-term coal supply agreements, rather than using derivative instruments. Derivative financial instruments have historically been used to manage the Company’s risk exposure to foreign currency exchange rate risk, primarily on Australian dollar expenditures made in its Australian mining platform. This risk was historically managed using forward contracts and options designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted foreign currency expenditures. The Company previously used derivative instruments to manage its exposure to the variability of diesel fuel prices used in production in the U.S. and Australia with swaps or options, which it also designated as cash flow hedges, with the objective of reducing the variability of cash flows associated with forecasted diesel fuel purchases. These risk management activities are collectively referred to as “Corporate Hedging” and are actively monitored for compliance with the Company’s risk management policies.
The Company had no diesel fuel derivatives in place as of June 30, 2018 or December 31, 2017. As of June 30, 2018, the Company had currency options outstanding with an aggregate notional amount of $1,125.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2018 and over the first three months of 2019. The instruments are quarterly average rate options whereby the Company is entitled to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.79 to $0.82 over the remainder of 2018 and the first three months of 2019. The Company does not seek cash flow hedge accounting treatment for the currency options and thus changes in fair value are reflected in current earnings. The currency options’ fair value of $1.8 million and $4.2 million was included in “Other current assets” in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.
The tables below show the classification and amounts of pre-tax gains and losses related to the Company’s Corporate Hedging derivatives:

		Successor
		Three Months Ended June 30, 2018
Financial Instrument	Income Statement Classification	Total loss recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on non-designated derivatives
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(2.2)	$(2.3)	$0.1
Total		$(2.2)	$(2.3)	$0.1

		Successor
		April 2 through June 30, 2017
Financial Instrument	Income Statement Classification	Total gain recognized in income	Loss realized in income on derivatives	Unrealized gain recognized in income on non-designated derivatives
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$2.9	$(0.3)	$3.2
Total		$2.9	$(0.3)	$3.2

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Successor
		Six Months Ended June 30, 2018
Financial Instrument	Income Statement Classification	Total loss recognized in income	Loss realized in income on derivatives	Unrealized loss recognized in income on non-designated derivatives
		(Dollars in millions)
Foreign currency option contracts	Operating costs and expenses	$(6.4)	$(4.7)	$(1.7)
Total		$(6.4)	$(4.7)	$(1.7)

		Predecessor
		January 1 through April 1, 2017
Financial Instrument	Income Statement Classification	Total loss recognized in income	Loss reclassified from other comprehensive loss into income
		(Dollars in millions)
Commodity swap contracts	Operating costs and expenses	$(11.0)	$(11.0)
Foreign currency option contracts	Operating costs and expenses	(16.6)	(16.6)
Total		$(27.6)	$(27.6)
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
Financial Instruments Measured on a Recurring Basis. The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency contracts	$—	$1.8	$—	$1.8
Total net financial assets	$—	$1.8	$—	$1.8

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency contracts	$—	$4.2	$—	$4.2
Total net financial assets	$—	$4.2	$—	$4.2
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Instruments. The Company used the following methods and assumptions in estimating fair values for other financial instruments as of June 30, 2018 and December 31, 2017:

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

The carrying amounts and estimated fair values of the Company’s current and long-term debt as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Current and Long-term debt	$1,403.0	$1,465.2	$1,460.8	$1,547.4
The Company had no transfers between fair value hierarchy levels for either financial instruments measured on a recurring basis or other financial instruments during the three and six months ended June 30, 2018, the period April 2 through June 30, 2017 or the period January 1 through April 1, 2017. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
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
Trading revenues (losses) recognized during the periods presented below were as follows:

	Successor		Successor		Predecessor
Trading Revenues by Type of Instrument	Three Months Ended June 30, 2018	April 2 through June 30, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions)
Futures, swaps and options	$(15.3)	$(7.3)	$(32.2)	$(7.3)	$(10.2)
Physical purchase/sale contracts	25.3	12.5	62.3	12.5	25.2
Total trading revenues	$10.0	$5.2	$30.1	$5.2	$15.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting and Balance Sheet Presentation
The Company’s coal trading assets and liabilities include financial instruments, such as swaps, futures and options, cleared through various exchanges, which involve the daily net settlement of open positions. The Company must post cash collateral in the form of initial margin, in addition to variation margin, on exchange-cleared positions that are in a net liability position and receives variation margin when in a net asset position. The Company also transacts in coal trading financial swaps and options through over-the-counter (OTC) markets with financial institutions and other non-financial trading entities under International Swaps and Derivatives Association Master Agreements, which contain symmetrical default provisions. Certain of the Company’s coal trading agreements with OTC counterparties also contain credit support provisions that may periodically require the Company to post, or entitle the Company to receive, variation margin. Physical coal and freight-related purchase and sale contracts included in the Company’s coal trading assets and liabilities are executed pursuant to master purchase and sale agreements that also contain symmetrical default provisions and allow for the netting and setoff of receivables and payables that arise during the same time period. The Company offsets its coal trading asset and liability derivative positions, and variation margin related to those positions, on a counterparty-by-counterparty basis in the condensed consolidated balance sheets, with the fair values of those respective derivatives reflected in “Other current assets” and “Accounts payable and accrued expenses.”
The fair value of assets and liabilities from coal trading activities presented on a gross and net basis as of June 30, 2018 and December 31, 2017 is set forth below:

Affected Line Item in the Condensed Consolidated Balance Sheets	Gross Amounts of Recognized Assets (Liabilities) (1)	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Variation Margin Posted	Net Amounts of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheets
	(Dollars in millions)
	Fair Value as of June 30, 2018
Other current assets	$81.8	$(74.6)	$—	$7.2
Accounts payable and accrued expenses	(137.1)	74.6	47.5	(15.0)
Total, net	$(55.3)	$—	$47.5	$(7.8)

	Fair Value as of December 31, 2017
Other current assets	$77.1	$(74.5)	$—	$2.6
Accounts payable and accrued expenses	(122.0)	74.5	35.8	(11.7)
Total, net	$(44.9)	$—	$35.8	$(9.1)

(1)
Amounts include net liabilities of $48.4 million and $38.9 million at June 30, 2018 and December 31, 2017, respectively, representing the fair value of financial contracts related to hedge activities intended to secure pricing under certain coal sales contracts, as further described in Note 3. “Revenue Recognition.”

The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. At June 30, 2018, the estimated future realization of the value of the financial trading portfolio was $4.9 million of gains during the remainder of 2018, $0.5 million of losses during 2019, and $2.2 million of losses during 2020.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following tables set forth the hierarchy of the Company’s net financial liability coal trading positions for which fair value is measured on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$—	$(0.3)	$—	$(0.3)
Physical purchase/sale contracts	—	(7.5)	—	(7.5)
Total net financial liabilities	$—	$(7.8)	$—	$(7.8)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Futures, swaps and options	$(3.0)	$(4.2)	$—	$(7.2)
Physical purchase/sale contracts	—	(1.9)	—	(1.9)
Total net financial liabilities	$(3.0)	$(6.1)	$—	$(9.1)
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
At June 30, 2018, 27% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties, while 72% was with non-investment grade counterparties and 1% was with counterparties that are not rated.
Performance Assurances and Collateral
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. At June 30, 2018 and December 31, 2017, the Company posted a net variation margin of $47.5 million and $35.8 million, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. The Company posted initial margin of $19.8 million as of June 30, 2018, compared to $18.8 million as of December 31, 2017, which is reflected in “Other current assets” in the condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the Company was in receipt of $1.1 million and $1.8 million, respectively, of the required variation and initial margin.
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at June 30, 2018 and December 31, 2017, would have amounted to collateral postings to counterparties of approximately $9.7 million and $7.0 million, respectively. As of June 30, 2018, the Company was not required to post collateral, whereas on December 31, 2017, the Company was required to post approximately $0.4 million in collateral to counterparties for such positions.
Certain of the Company’s other derivative trading instruments require the parties to provide additional performance assurances whenever a credit downgrade occurs below a certain level, as specified in each underlying contract. The terms of such derivative trading instruments typically require additional collateralization, which is commensurate with the severity of the credit downgrade. The Company’s collateral requirement owed to its counterparties for these ratings based derivative trading instruments for June 30, 2018 remained at zero, consistent with December 31, 2017. As of June 30, 2018 and December 31, 2017, no collateral was posted to counterparties to support such derivative trading instruments.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)     Intangible Contract Assets and Liabilities
At the Effective Date, the Company recorded intangible assets of $314.9 million and liabilities of $58.7 million to reflect the inherent fair value of certain U.S. coal supply agreements as a result of favorable and unfavorable differences between contract terms and estimated market terms for the same coal products, and also recorded intangible liabilities of $116.2 million related to unutilized capacity under its port and rail take-or-pay contracts. The balances and respective balance sheet classifications of such assets and liabilities at June 30, 2018 and December 31, 2017, net of accumulated amortization, are set forth in the following tables:

	June 30, 2018
	(Dollars in millions)
	Assets	Liabilities	Net Total
Coal supply agreements	$115.5	$(35.4)	$80.1
Take-or-pay contracts	—	(70.5)	(70.5)
Total	$115.5	$(105.9)	$9.6

Balance sheet classification:
Investments and other assets	$115.5	$—	$115.5
Accounts payable and accrued expenses	—	(22.4)	(22.4)
Other noncurrent liabilities	—	(83.5)	(83.5)
Total	$115.5	$(105.9)	$9.6

	December 31, 2017
	(Dollars in millions)
	Assets	Liabilities	Net Total
Coal supply agreements	$177.2	$(42.7)	$134.5
Take-or-pay contracts	—	(90.7)	(90.7)
Total	$177.2	$(133.4)	$43.8

Balance sheet classification:
Investments and other assets	$177.2	$—	$177.2
Accounts payable and accrued expenses	—	(27.6)	(27.6)
Other noncurrent liabilities	—	(105.8)	(105.8)
Total	$177.2	$(133.4)	$43.8
Amortization of the intangible assets and liabilities related to coal supply agreements occurs ratably based upon coal volumes shipped per contract and is recorded as a component of “Depreciation, depletion and amortization” in the accompanying unaudited condensed consolidated statements of operations. Such amortization amounted to $25.1 million and $54.4 million during the three and six months ended June 30, 2018, respectively, and $29.7 million for the period April 2 through June 30, 2017. The Company anticipates net amortization of sales contracts, based upon expected shipments in the next five years, to be an expense of approximately $43 million during the six months ended December 31, 2018, and for the years 2019 through 2022, expense of approximately $27 million, $8 million, $3 million and $1 million, respectively.
Future unutilized capacity and the amortization periods related to the take-or-pay contract intangible liabilities are based upon estimates of forecasted usage. Such amortization, which is classified as a reduction to “Operating costs and expenses” in the accompanying unaudited condensed consolidated statements of operations, amounted to $7.8 million and $16.1 million during the three and six months ended June 30, 2018, respectively, and $9.5 million for the period April 2 through June 30, 2017. The Company anticipates net amortization of take-or-pay contract intangible liabilities to be approximately $11 million during the six months ended December 31, 2018, and for the years 2019 through 2022, approximately $18 million, $9 million, $4 million and $3 million, respectively, and $25 million thereafter.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Equity Method Investments
The Company had total equity method investments of $62.5 million and $83.8 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, related to Middlemount Coal Pty Ltd (Middlemount). As noted in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the carrying value of the equity method investments was adjusted to fair value in connection with fresh start reporting based on the net present value of future cash flows associated with the Company’s 50% equity interest in Middlemount.
The Company received cash payments from Middlemount of $34.1 million and $69.8 million during the three and six months ended June 30, 2018, respectively, and $21.0 million and $31.1 million during the periods April 2 through June 30, 2017 and January 1 through April 1, 2017, respectively.
(10) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of June 30, 2018 and December 31, 2017 is set forth in the table below. Refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for details regarding the impact of fresh start reporting on property, plant, equipment and mine development.

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Land and coal interests	$3,899.9	$3,890.5
Buildings and improvements	453.4	470.6
Machinery and equipment	1,258.6	1,149.3
Less: Accumulated depreciation, depletion and amortization	(666.2)	(398.5)
Property, plant, equipment and mine development, net	$4,945.7	$5,111.9
(11)  Income Taxes
The Company’s effective tax rate before remeasurement for the six months ended June 30, 2018 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax benefit, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax provision of $7.4 million for the three months ended June 30, 2018 included a tax benefit of $0.4 million related to the remeasurement of foreign income tax accounts. The Company recorded an income tax provision of $4.7 million for the period of April 2 through June 30, 2017, which included a tax provision of $0.1 million related to the remeasurement of foreign income tax accounts. The Company recorded an additional income tax benefit of $266.0 million on April 1, 2017. The Company’s income tax provision of $17.5 million for the six months ended June 30, 2018 included tax provisions of $0.1 million related to the remeasurement of foreign income tax accounts. The Company’s income tax benefit of $263.8 million for the period January 1 through April 1, 2017 included a tax provision of $9.4 million related to the remeasurement of foreign income tax accounts.
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law making significant changes to the Internal Revenue Code. Certain provisions of the Act applied to taxable years beginning after December 31, 2017 and therefore have an impact on the six months ended June 30, 2018. The Company has determined that a significant portion of the provisions will not have a material impact. The Company is continuing to gather additional information and anticipates completing the accounting for the following item by December 31, 2018:

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has not completed its assessment for the income tax effects of the Act related to the repeal of the corporate alternative minimum tax system, remeasurement of deferred tax assets and liabilities and elimination of executive compensation exemptions. However, as noted in Note 11. “Income Taxes” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company was able to reasonably estimate certain effects for these items and therefore recorded provisional adjustments. The Company has not made any additional measurement-period adjustments related to these items during the six months ended June 30, 2018. The Company is continuing to gather additional information and anticipates completing the analysis for these items by December 22, 2018, within the one-year measurement period.
(12)     Long-term Debt
In accordance with the Plan, the Company was recapitalized with new debt and equity instruments, including the 6.000% Senior Secured Notes due March 2022, the 6.375% Senior Secured Notes due March 2025 and the Senior Secured Term Loan due 2025 in the table below. The Company’s total indebtedness as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022	$500.0	$500.0
6.375% Senior Secured Notes due March 2025	500.0	500.0
Senior Secured Term Loan due 2025, net of original issue discount	397.9	444.2
Capital lease and other obligations	59.5	76.0
Less: Debt issuance costs	(54.4)	(59.4)
	1,403.0	1,460.8
Less: Current portion of long-term debt	45.0	42.1
Long-term debt	$1,358.0	$1,418.7
In connection with the Chapter 11 Cases, the Company was required to pay adequate protection payments of $29.8 million to certain first lien creditors of the Predecessor company during the period January 1 through April 1, 2017. The adequate protection payments were recorded as “Interest expense” in the unaudited condensed consolidated statements of operations and ceased upon the Effective Date. The Company did not record interest expense subsequent to the filing of the Bankruptcy Petitions for the majority non-first lien Predecessor indebtedness, which was automatically stayed in accordance with Section 502(b)(2) of the Bankruptcy Code. The amount of contractual interest stayed was $92.9 million for the period January 1, 2017 through the Effective Date.
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
The Senior Notes were issued at par value. The Company paid aggregate debt issuance costs of $49.5 million related to the offering, which will be amortized over the respective terms of the Senior Notes. Interest payments on the Senior Notes are scheduled to occur each year on March 31st and September 30th until maturity. During the three and six months ended June 30, 2018 and the period April 2 through June 30, 2017, the Company recorded interest expense of $17.5 million, $34.9 million and $15.1 million related to the Senior Notes, respectively.
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
On July 30, 2018, the Company announced the commencement of solicitations of consents (the Consent Solicitations) to amend the Indenture governing the Senior Notes. The Consent Solicitations are being made to holders of record as of July 30, 2018 (collectively, the Holders). The Consent Solicitations will expire on August 10, 2018, unless extended. The proposed amendments to the Indenture would amend, among other matters, the Restricted Payments, as defined in the Indenture, covenant to permit an additional category of permitted Restricted Payments at any time not to exceed the sum of $650.0 million, and $150.0 million per calendar year, commencing with calendar year 2019, with unused amounts in any calendar year carrying forward to and available for Restricted Payments in any subsequent calendar year.
Holders who validly deliver and do not validly revoke consents prior to the expiration will receive a consent fee of $10.00 in cash per $1,000 principal amount of 2022 Notes or $30.00 in cash per $1,000 principal amount of 2025 Notes, subject to the receipt of the requisite consents described below. The Company is soliciting consents as a single proposal from Holders of at least a majority in aggregate principal amount of the outstanding Senior Notes of each series. Accordingly, adoption of the proposed amendments will require the consent of Holders of at least a majority in aggregate principal amount of the Senior Notes of each series outstanding as of July 30, 2018, with the Senior Notes of each series voting separately as a class.
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
Following the voluntary prepayments and amendments described below, the Credit Agreement provided for a $400.0 million first lien senior secured term loan, which bore interest at LIBOR plus 2.75% per annum as of June 30, 2018. During the three and six months ended June 30, 2018 and the period April 2 through June 30, 2017, the Company recorded interest expense of $6.6 million, $13.4 million and $13.1 million related to the Senior Secured Term Loan, respectively.
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
Since entering into the Credit Agreement, the Company has voluntarily prepaid $546.0 million of the original $950.0 million loan principal amount on the Senior Secured Term Loan in various installments. On September 18, 2017, the Company entered into an amendment to the Credit Agreement which permitted the Company to add an incremental revolving credit facility in addition to the Company’s ability to add one or more incremental term loan facilities under the Credit Agreement. The incremental revolving credit facility and/or incremental term loan facilities can be in an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company is below Total Leverage Ratio requirements as set forth in the Credit Agreement. The amendment also made available an additional restricted payment basket that permits additional repurchases, dividends or other distributions with respect to the Company’s Common and Preferred Stock in an aggregate amount up to $450.0 million so long as the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) would not exceed 2.00:1.00 on a pro forma basis.
During the fourth quarter of 2017, the Company entered into the incremental revolving credit facility (the Revolver) for an aggregate commitment of $350.0 million for general corporate purposes. The Company paid aggregate debt issuance costs of $4.7 million. The Revolver matures in November 2020 and permits loans which bear interest at LIBOR plus 3.25%. The Revolver is subject to a 2.00:1.00 First Lien Leverage Ratio requirement (as defined in the Credit Agreement), modified to limit unrestricted cash netting to $800.0 million. Capacity under the Revolver may also be utilized for letters of credit which incur combined fees of 3.375% per annum. Unused capacity under the Revolver bears a commitment fee of 0.5% per annum. As of June 30, 2018, the Revolver has only been utilized for letters of credit amounting to $129.8 million. Such letters of credit were primarily in support of the Company’s reclamation obligations, as further described in Note 17. “Financial Instruments and Other Guarantees.” During the three and six months ended June 30, 2018, the Company recorded interest expense and fees of $1.3 million and $3.1 million, respectively, related to the Revolver.
On April 11, 2018, the Company entered into another amendment to the Credit Agreement which lowered the interest rate on the Senior Secured Term Loan to its current level of LIBOR plus 2.75% and eliminated an existing 1.0% LIBOR floor. The amendment also extends the maturity of the Senior Secured Term Loan by three years to 2025 and eliminates previous capital expenditure restriction covenants on both the Senior Secured Term Loan and the Revolver. In connection with this amendment, the Company voluntarily repaid $46.0 million of principal on the Senior Secured Term Loan. The amendment was accounted for partially as a debt modification and partially as an extinguishment, the latter of which relating to certain lenders no longer participating in the Senior Secured Term Loan syndicate subsequent to the amendment. As a result, the Company charged a pro rata portion of debt issuance costs and original issue discount of $2.0 million to “Loss on early debt extinguishment” in the accompanying unaudited condensed consolidated statements of operations during the three months ended June 30, 2018. The Company also capitalized $1.0 million of deferred financing costs for fees paid to the remaining lenders and expensed $0.9 million of other fees associated with the amendment to “Interest expense” in the accompanying unaudited condensed consolidated statements of operations during the three months ended June 30, 2018.
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
Copies of the Indenture documents are incorporated as Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (SEC) on April 3, 2017. A copy of the Credit Agreement is included as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017, and copies of the subsequent amendments referenced above are included as Exhibits 10.1 to the Current Reports on Form 8-K filed by the Company with the SEC on September 18, 2017, November 20, 2017, December 19, 2017 and April 11, 2018, respectively.

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
Net periodic pension (benefit) cost included the following components:

	Successor		Successor		Predecessor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions)
Service cost for benefits earned	$0.5	$0.6	$1.1	$0.6	$0.6
Interest cost on projected benefit obligation	7.9	9.3	15.7	9.3	9.7
Expected return on plan assets	(10.7)	(11.2)	(21.4)	(11.2)	(11.0)
Amortization of prior service cost and net actuarial loss	—	—	—	—	6.4
Net periodic pension (benefit) cost	$(2.3)	$(1.3)	$(4.6)	$(1.3)	$5.7
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of June 30, 2018, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. Prior to emergence from the Chapter 11 Cases, the Company incurred pension costs for two non-qualified pension plans which it no longer sponsors. Minimum funding standards are legislated by ERISA and are modified by pension funding stabilization provisions included in the Moving Ahead for Progress in the 21st Century Act of 2012, the Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015. Based upon minimum funding requirements, the Company is not required to make any contributions to its qualified pension plans in 2018; however, during the three and six months ended June 30, 2018, the Company made discretionary contributions of $12.0 million and $42.0 million, respectively, to its qualified pension plans.
Net periodic postretirement benefit cost included the following components:

	Successor		Successor		Predecessor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions)
Service cost for benefits earned	$2.1	$2.3	$4.1	$2.3	$2.3
Interest cost on accumulated postretirement benefit obligation	7.1	8.3	14.2	8.3	8.4
Amortization of prior service cost and net actuarial loss	—	—	—	—	3.2
Net periodic postretirement benefit cost	$9.2	$10.6	$18.3	$10.6	$13.9
(14) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the six months ended June 30, 2018:

	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
December 31, 2017	$1.4	$1.4
Current period change	(3.0)	(3.0)
June 30, 2018	$(1.6)	$(1.6)

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

	Amount reclassified from accumulated other comprehensive income (loss) (1)
	Predecessor
Details about accumulated other comprehensive income (loss) components	January 1 through April 1, 2017	Affected line item in the unaudited condensed consolidated statement of operations
	(Dollars in millions)
Net actuarial loss associated with postretirement plans and workers’ compensation obligations:
Postretirement health care and life insurance benefits	$(5.5)	Net periodic benefit costs, excluding service cost
Defined benefit pension plans	(6.3)	Net periodic benefit costs, excluding service cost
Insignificant items	2.7
	(9.1)	Total before income taxes
	3.3	Income tax benefit
	$(5.8)	Total after income taxes

Prior service credit associated with postretirement plans:
Postretirement health care and life insurance benefits	$2.3	Net periodic benefit costs, excluding service cost
Defined benefit pension plans	(0.1)	Net periodic benefit costs, excluding service cost
	2.2	Total before income taxes
	(0.8)	Income tax provision
	$1.4	Total after income taxes

Cash flow hedges:
Foreign currency cash flow hedge contracts	$(16.6)	Operating costs and expenses
Fuel and explosives commodity swaps	(11.0)	Operating costs and expenses
Insignificant items	(0.1)
	(27.7)	Total before income taxes
	9.1	Income tax benefit
	$(18.6)	Total after income taxes

(1)	Presented as gains (losses) in the unaudited condensed consolidated statements of operations.
(15) Other Events
Divestitures
In June 2018, Peabody entered into an agreement to sell approximately 23 million tonnes of metallurgical coal resources adjacent to its Millennium Mine to Stanmore Coal Limited (Stanmore) for $30.0 million Australian dollars. The sale was completed in July 2018 and the Company recorded a gain of approximately $22 million during the third quarter of 2018. On completion, Stanmore paid Peabody $6.0 million Australian dollars, to be followed by the remaining $24.0 million Australian dollars over the subsequent twelve months.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 6, 2018, the Company sold its 50% interest in the Red Mountain Joint Venture (RMJV) with BHP Billiton Mitsui Coal Pty Ltd (BMC) for $20.0 million and recorded a gain of $7.1 million, which is included within “Net loss (gain) on disposals” in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2018. RMJV operated the coal handling and preparation plant utilized by the Company’s Millennium Mine. BMC assumed the reclamation obligations and other commitments associated with the assets of RMJV. The Millennium Mine will have continued usage of the coal handling and preparation plant and the associated rail loading facility until the end of 2019 via a coal washing take-or-pay agreement with BMC.
In January 2018, Peabody entered into an agreement to sell its share in certain surplus land assets in Queensland’s Bowen Basin to Pembroke Resources South Pty Ltd for approximately $37 million Australian dollars, net of transaction costs. The necessary approval of the Australian Foreign Investment Review Board to complete the transaction was received on March 29, 2018, satisfying all the conditions precedent to the sale, and the Company recorded a gain of $20.6 million, which is included within “Net loss (gain) on disposals” in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2018.
The Company had a 37.5% interest in Dominion Terminal Associates, a partnership that operates a coal export terminal in Newport News, Virginia that exports both metallurgical and thermal coal primarily to Europe and Brazil. On March 31, 2017, the Company completed a sale of its interest in Dominion Terminal Associates to Contura Terminal, LLC and Ashland Terminal, Inc., both of which are partners of the Dominion Terminal Associates. The Company collected $20.5 million in proceeds and recorded $19.7 million of gain on the sale, which was classified in “Net loss (gain) on disposals” in the accompanying unaudited condensed consolidated statements of operations during the period January 1 through April 1, 2017.
In November 2016, the Company entered into a definitive share sale and purchase agreement (SPA) for the sale of all of the equity interest in Metropolitan Collieries Pty Ltd, the entity that owns the Metropolitan Mine in New South Wales, Australia and the associated interest in the Port Kembla Coal Terminal, to South32 Limited (South32). The SPA provided for a cash purchase price of $200 million and certain contingent consideration, subject to a customary working capital adjustment. South32 terminated the agreement in April 2017 after it was unable to obtain necessary approvals from the Australian Competition and Consumer Commission within the timeframe required under the SPA. As a result of the termination, the Company retained an earnest deposit posted by South32 which was recorded in “Other revenues” in the accompanying unaudited condensed consolidated statements of operations during the period April 2 through June 30, 2017.
In November 2015, the Company entered into a definitive agreement to sell its New Mexico and Colorado assets to Bowie Resource Partners, LLC (Bowie) in exchange for cash proceeds of $358 million and the assumption of certain liabilities. Bowie agreed to pay the Company a termination fee of $20 million (Termination Fee) in the event the Company terminated the agreement because Bowie failed to obtain financing and close the transaction. On April 12, 2016, Peabody terminated the agreement and demanded payment of the Termination Fee. Following a favorable judgment by the Bankruptcy Court, the Company collected the Termination Fee from Bowie. The Termination Fee is included in “Other revenues” in the accompanying unaudited condensed consolidated statements of operations during the period April 2 through June 30, 2017.
Asset Impairment
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company adjusted the book values of its property, plant, equipment and mine development assets to their respective estimated fair values at the time of fresh start reporting.
During the three and six months ended June 30, 2018, the Company recognized no asset impairment charges. During the period January 1 through April 1, 2017, the Company recognized asset impairment charges of $30.5 million related to terminated coal lease contracts in the Midwestern United States.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For all but the performance units, the potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method. Under the treasury stock method, awards are treated as if they had been exercised with any proceeds used to repurchase common stock at the average market price during the period. Any incremental difference between the assumed number of shares issued and purchased is included in the diluted share computation. For the performance units, their contingent features result in an assessment for any potentially dilutive common stock by using the end of the reporting period as if it were the end of the contingency period for all units granted.
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
The computation of diluted EPS excluded aggregate share-based compensation awards of less than 0.1 million for the period April 2 through June 30, 2017 and approximately 0.2 million for the periods April 1, 2017 and January 1 through April 1, 2017, respectively, because to do so would have been anti-dilutive for those periods. No aggregate share-based compensation awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2018. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	April 1, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(In millions, except per share data)
EPS numerator:
Income (loss) from continuing operations, net of income taxes	$120.0	$101.4	$(319.8)	$328.3	$101.4	$(195.5)
Less: Series A Convertible Preferred Stock dividends	—	115.1	—	102.5	115.1	—
Less: Net income attributable to noncontrolling interests	2.7	3.8	—	0.6	3.8	4.8
Income (loss) from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	117.3	(17.5)	(319.8)	225.2	(17.5)	(200.3)
Less: Earnings allocated to participating securities	—	—	—	6.4	—	—
Income (loss) from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	117.3	(17.5)	(319.8)	218.8	(17.5)	(200.3)
Loss from discontinued operations, net of income taxes	(3.6)	(2.7)	(12.1)	(4.9)	(2.7)	(16.2)
Less: Loss from discontinued operations allocated to participating securities	—	—	—	(0.1)	—	—
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(3.6)	(2.7)	(12.1)	(4.8)	(2.7)	(16.2)
Net income (loss) attributable to common stockholders, after allocation of earnings to participating securities (1)	$113.7	$(20.2)	$(331.9)	$214.0	$(20.2)	$(216.5)

EPS denominator:
Weighted average shares outstanding — basic	124.5	96.8	18.3	122.7	96.8	18.3
Impact of dilutive securities	1.5	—	—	1.9	—	—
Weighted average shares outstanding — diluted (2)	126.0	96.8	18.3	124.6	96.8	18.3

Basic EPS attributable to common stockholders:
Income (loss) from continuing operations	$0.94	$(0.18)	$(17.44)	$1.78	$(0.18)	$(10.93)
Loss from discontinued operations	(0.03)	(0.03)	(0.66)	(0.04)	(0.03)	(0.88)
Net income (loss) attributable to common stockholders	$0.91	$(0.21)	$(18.10)	$1.74	$(0.21)	$(11.81)

Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$0.93	$(0.18)	$(17.44)	$1.76	$(0.18)	$(10.93)
Loss from discontinued operations	(0.03)	(0.03)	(0.66)	(0.04)	(0.03)	(0.88)
Net income (loss) attributable to common stockholders	$0.90	$(0.21)	$(18.10)	$1.72	$(0.21)	$(11.81)

(1)
There was no reallocation adjustment for participating securities to arrive at the numerator to calculate diluted EPS for the three months ended June 30, 2018, due to the conversion of all remaining shares of Preferred Stock as of January 31, 2018. The reallocation adjustment for participating securities to arrive at the numerator to calculate diluted EPS was $0.1 million for the six months ended June 30, 2018.

(2)
The two-class method assumes that participating securities are not exercised or converted. As such, weighted average diluted shares outstanding excluded 4.2 million shares and 39.2 million shares related to the participating securities for the six months ended June 30, 2018 and the period April 2 through June 30, 2017, respectively.

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
(17) Financial Instruments and Other Guarantees
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At June 30, 2018, such instruments included $1,587.9 million of surety bonds and bank guarantees and $276.1 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying condensed consolidated balance sheets.
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees, letters of credit, collateral held in restricted accounts and self-bonding arrangements in the U.S. In connection with its emergence from the Chapter 11 Cases, the Company elected to utilize primarily a portfolio of surety bonds to support its U.S. obligations.
At June 30, 2018, the Company’s asset retirement obligations for its U.S. operations of $474.4 million were supported by surety bonds of $1,077.4 million, as well as letters of credit issued under the Company’s receivables securitization program and Revolver amounting to $138.3 million. At June 30, 2018, the Company’s asset retirement obligations for its Australia operations of $229.8 million were supported by a combination of $230.7 million of surety bonds and bank guarantees and $14.4 million of similarly issued letters of credit.
Accounts Receivable Securitization
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended, dated as of April 3, 2017 (the Receivables Purchase Agreement) to extend the Company’s receivables securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The term of the receivables securitization program (Securitization Program) ends on April 3, 2020, subject to certain liquidity requirements and other customary events of default set forth in the Receivables Purchase Agreement. The Securitization Program provides for up to $250.0 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations. During 2017, the Company entered into amendments to the Securitization Program to include the receivables of additional Australian operations, reduce the restrictions on the availability of certain eligible receivables, add an additional servicer and reduce program fees.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 30, 2018, the Company had no outstanding borrowings and $146.3 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of portions of the Company’s obligations for reclamation, workers’ compensation and postretirement benefits. The Company had no collateral requirement under the Securitization Program at June 30, 2018 and December 31, 2017. The Company incurred fees associated with the Securitization Program of $1.9 million during the three months ended June 30, 2018, $3.8 million during the six months ended June 30, 2018 and $4.8 million during the period April 2 through June 30, 2017, which have been recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations. As it relates to the former receivables securitization facility in place prior to the Effective Date, the Company incurred interest expense of $2.0 million during the period January 1 through April 1, 2017.
Collateral Arrangements and Restricted Cash
The Company remits cash to certain regulatory authorities and other third parties as collateral for financial assurances associated with a variety of long-term obligations and commitments surrounding the mining, reclamation and shipping of its production. The Company had $323.1 million held by third parties related to such obligations at December 31, 2017. All such collateral was returned to the Company during the six months ended June 30, 2018, largely as the result of replacing collateral balances with third-party surety bonding in Australia.
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
(18) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2018, purchase commitments for capital expenditures were $159.4 million, all of which is obligated within the next three years, with $138.0 million obligated in the next year.
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
Litigation Relating to Continuing Operations
Peabody Monto Coal Pty Ltd, Monto Coal 2 Pty Ltd and Peabody Energy Australia PCI Pty Ltd (PEA-PCI). In October 2007, a claim was made against Peabody Monto Coal Pty Ltd and Monto Coal 2 Pty Ltd, wholly-owned subsidiaries of Macarthur Coal Limited (Macarthur). The claim alleged that the Macarthur companies breached certain agreements by failing to develop a mine project. The claim was amended to assert that Macarthur induced the alleged breach of the Monto Coal Joint Venture Agreement. The Company acquired Macarthur and its subsidiaries in 2011. These claims, which are pending before the Supreme Court of Queensland, Australia, seek damages of up to $1.8 billion Australian dollars, plus interest and costs.
The Company asserts that the Macarthur companies were never under an obligation to develop the mine project because the project was not economically viable. The Company disputes all of the claims brought by the plaintiffs and is vigorously defending its position. Based on the Company’s evaluation of the issues and their potential impact, the amount of any future loss currently cannot be reasonably estimated.
Berenergy Corporation. The Company has been in a legal dispute with Berenergy Corporation (Berenergy) regarding Berenergy’s access to certain of its underground oil deposits beneath the Company’s North Antelope Rochelle Mine and contiguous undisturbed areas. Berenergy contends the Company should not be able to mine the area where Berenergy and Peabody hold conflict leases. Berenergy also contends if the Company does mine the area, then the Company should be liable to Berenergy for the cost of certain special procedures and equipment required to access the secondary deposits remotely from outside the Company’s mine area, which has been estimated as $13.1 million by Berenergy. The Company believes that any claims related to this matter are without merit and constitute prepetition claims. The Company is currently seeking to resolve the underlying access conflict through the Bureau of Land Management (BLM), and believes that the likelihood of a material loss resulting from the matter is remote.
County of San Mateo, County of Marin, City of Imperial Beach. The Company was named as a defendant, along with numerous other companies, in three nearly identical lawsuits. The lawsuits seek to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels. The lawsuits primarily assert that the companies’ products have caused a sea level rise that is damaging the plaintiffs. The complaints specifically alleged that the defendants’ activities from 1965 to 2015 caused such damage. The Company filed a motion to enforce the Confirmation Order in the Bankruptcy Court because the Confirmation Order enjoins claims that arose before the effective date of the Plan. The motion to enforce was granted on October 24, 2017, and the Bankruptcy Court ordered the plaintiffs to dismiss their lawsuits against the Company. On November 26, 2017, the plaintiffs appealed the Bankruptcy Court’s October 24, 2017 order to the District Court. On November 28, 2017, plaintiffs sought a stay pending appeal from the Bankruptcy Court, which was denied December 8, 2017. On December 19, 2017, the plaintiffs moved the District Court for a stay pending appeal. No decision from the District Court has been made on the request for a stay and the briefing on the appeal has been completed. The parties are waiting for a decision on the motion for stay and on the merits of the appeal. In the underlying cases pending in California, the U.S. District Court for the Northern District of California granted plaintiffs’ motion for remand and decided the cases should be heard in state court. The defendants appealed the order granting remand to the Ninth Circuit and sought a stay of the U.S. District Court for the Northern District of California decision pending completion of the Ninth Circuit appeal. The U.S. District Court for the Northern District of California granted defendants’ request for a stay pending completion of the Ninth Circuit appeal. The plaintiffs filed a motion to dismiss part of the appeal. Regardless of whether state court or federal court is the venue, the Company believes the lawsuits should be dismissed under enforcement of the Confirmation Order. The Company does not believe the lawsuits are meritorious and, if the lawsuits are not dismissed, the Company intends to vigorously defend them.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10th Circuit U.S. Bureau of Land Management Appeal. On September 15, 2017, the Tenth Circuit Court of Appeals reversed the District Court of Wyoming’s decision upholding BLM’s approval of four coal leases in the Powder River Basin. Two of the four leases relate to the Company’s North Antelope Rochelle Mine in Wyoming. There is no immediate impact on the Company’s leases as the Court of Appeals did not vacate the leases as part of its ruling. Rather, the Court of Appeals remanded the case back to the District Court of Wyoming with directions to order BLM to revise its environmental analysis. On November 27, 2017, the District Court of Wyoming ordered BLM to revise its environmental analysis. Plaintiffs then asked the court to order remedy briefing, which defendants and intervenors opposed because the District Court of Wyoming already addressed the proper remedy in its November 27, 2017 order. On April 2, 2018, the federal respondents filed a status report advising the District Court of Wyoming that they would conduct an environmental assessment to remedy the National Environmental Policy Act defect found by the Tenth Circuit, and that the draft environmental assessment would be completed and ready for public review and comment on or before June 30, 2018. On April 19, 2018, the court orally denied plaintiffs’ request for remedy briefing without prejudice. Plaintiffs may renew their request if BLM does not submit a draft environmental assessment by the end of July 2018. The Company’s operations will continue in the normal course during this period since the decision has no impact on mining at this time. The Company currently believes that its operations are unlikely to be materially impacted by this case, but the timing and magnitude of any impact on the Company’s future operations is not certain.
Wilpinjong Extension Project (WEP). On August 14, 2017, the Wollar Progress Association (WPA) applied to the Land & Environment Court for a judicial review of the New South Wales Planning Assessment Commission’s decision to approve the WEP. The matter was heard by the court in early February 2018. On June 19, 2018, the court rejected the WPA’s application. This decision confirms that Wilpinjong can continue to mine in accordance with its granted approvals. The WPA had 28 days to notify the court of its intention to appeal the decision, and no such notice was filed.
Central Arizona Water Conservation District (CAWCD). On May 1, 2018, the Company, along with the Hopi Tribe and the UMWA, filed a lawsuit against the CAWCD. CAWCD operates, on behalf of the Bureau of Reclamation, the Central Arizona Project (CAP), an aqueduct system that brings water from the Colorado River to three counties in Arizona. CAWCD historically obtained most of CAP’s power requirements from the Navajo Generating Station (NGS), which is served by a single Peabody mine. NGS is owned by several private companies and one governmental entity. The non-governmental owners of NGS issued a statement that they do not currently intend to be the operators of the plant beyond December 2019. A potential investor is in the process of negotiating the purchase of the non-governmental ownership interests in NGS. Recently, CAWCD made the decision to obtain a portion of CAP’s power requirements from sources other than NGS for 2020 and thereafter. The lawsuit seeks a determination that federal law requires CAWCD to obtain CAP’s power requirements from NGS.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results were as follows:

	Successor		Successor		Predecessor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions)
Revenues:
Powder River Basin Mining	$321.5	$365.4	$710.8	$365.4	$394.3
Midwestern U.S. Mining	197.5	194.9	399.2	194.9	193.2
Western U.S. Mining	139.6	125.4	283.3	125.4	149.7
Australian Metallurgical Mining	417.5	287.8	883.7	287.8	328.9
Australian Thermal Mining	267.4	239.2	468.8	239.2	224.8
Trading and Brokerage	10.0	5.2	30.1	5.2	15.0
Corporate and Other	(44.1)	40.4	(3.8)	40.4	20.3
Total	$1,309.4	$1,258.3	$2,772.1	$1,258.3	$1,326.2

Adjusted EBITDA:
Powder River Basin Mining	$62.0	$84.8	$136.5	$84.8	$91.7
Midwestern U.S. Mining	42.0	46.5	73.2	46.5	50.0
Western U.S. Mining	33.9	44.9	65.9	44.9	50.0
Australian Metallurgical Mining	158.5	71.9	324.9	71.9	109.6
Australian Thermal Mining	107.6	105.9	169.2	105.9	75.6
Trading and Brokerage	3.1	(5.1)	4.3	(5.1)	8.8
Corporate and Other (1)	(37.5)	(31.1)	(40.5)	(31.1)	(44.4)
Total	$369.6	$317.8	$733.5	$317.8	$341.3

(1)
Includes the gain of $20.6 million on the sale of certain surplus land assets in Queensland and the gain of $7.1 million recognized on the sale of the Company’s interest in the RMJV during the six months ended June 30, 2018 and the gain of $19.7 million recognized on the sale of Dominion Terminal Associates during the period January 1 through April 1, 2017, as described in Note 15. “Other Events”.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of consolidated income (loss) from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	April 1, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$120.0	$101.4	$(319.8)	$328.3	$101.4	$(195.5)
Depreciation, depletion and amortization	163.9	148.3	—	333.5	148.3	119.9
Asset retirement obligation expenses	13.2	11.0	—	25.5	11.0	14.6
Asset impairment	—	—	—	—	—	30.5
Changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	(8.4)	(4.3)	—	(16.0)	(4.3)	(5.2)
Interest expense	38.3	41.4	—	74.6	41.4	32.9
Loss on early debt extinguishment	2.0	—	—	2.0	—	—
Interest income	(7.0)	(1.5)	—	(14.2)	(1.5)	(2.7)
Reorganization items, net	—	—	585.8	(12.8)	—	627.2
Break fees related to terminated asset sales	—	(28.0)	—	—	(28.0)	—
Unrealized losses (gains) on economic hedges	48.1	(9.4)	—	9.5	(9.4)	(16.6)
Unrealized (gains) losses on non-coal trading derivative contracts	(0.1)	(3.2)	—	1.7	(3.2)	—
Coal inventory revaluation	—	67.3	—	—	67.3	—
Take-or-pay contract-based intangible recognition	(7.8)	(9.9)	—	(16.1)	(9.9)	—
Income tax provision (benefit)	7.4	4.7	(266.0)	17.5	4.7	(263.8)
Total Adjusted EBITDA	$369.6	$317.8	$—	$733.5	$317.8	$341.3

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

Overview
We are the world’s largest private-sector coal company by volume. In 2017, we produced and sold 188.3 million and 191.5 million tons of coal, respectively, from continuing operations. As of June 30, 2018, we owned interests in 23 coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 22 of those mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
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
Filing Under Chapter 11 of the United States Bankruptcy Code
On April 13, 2016 (the Petition Date), Peabody and a majority of its wholly owned domestic subsidiaries, as well as one international subsidiary in Gibraltar (collectively with Peabody, the Debtors) filed voluntary petitions for reorganization (the Bankruptcy Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Eastern District of Missouri (the Bankruptcy Court). The Debtors’ Chapter 11 cases (collectively, the Chapter 11 Cases) were jointly administered under the caption In re Peabody Energy Corporation, et al., Case No. 16-42529 (Bankr. E.D. Mo.).
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
References to “Successor” are in reference to reporting dates on or after April 2, 2017; references to “Predecessor” are in reference to reporting dates through April 1, 2017, which include the impact of the Plan provisions and the application of fresh start reporting. Although the 2017 Successor period and the 2017 Predecessor period are distinct reporting periods, the effects of emergence and fresh start reporting did not have a material impact on the comparability of our results of operations between the periods, unless otherwise noted below. Accordingly, references to the 2017 results of operations for the six months ended June 30, 2017 combine the two periods to enhance the comparability of such information to the current year. References to the 2017 results of operations for the three months ended June 30, 2017 exclude the impact of any fresh start reporting adjustments recorded April 1, 2017, unless otherwise noted below.
Results of Operations
Non-GAAP Financial Measures
The following discussion of our results of operations includes references to and analysis of Adjusted EBITDA, which is a financial measure not recognized in accordance with U.S. generally accepted accounting principles (GAAP). Adjusted EBITDA is used by management as the primary metric to measure each of our segment’s operating performance.

Also included in the discussion of our results of operations are references to Revenues per Ton, Costs per Ton and Adjusted EBITDA Margin per Ton for each mining segment. These metrics are used by management to measure each of our mining segment’s operating performance. Management believes Costs per Ton and Adjusted EBITDA Margin per Ton best reflect controllable costs and operating results at the mining segment level. We consider all measures reported on a per ton basis to be operating/statistical measures; however, we include reconciliations of the related non-GAAP financial measures (Adjusted EBITDA and Total Reporting Segment Costs) in the “Reconciliation of Non-GAAP Financial Measures” contained within this Item 2.
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
Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal and Newcastle index thermal coal, and prompt month pricing for Powder River Basin (PRB) 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended June 30, 2018 is set forth in the table below. Pricing for our Western U.S. Mining segment is not included as there is no similar spot or prompt pricing data available.
In the U.S., the pricing included in the table below is not necessarily indicative of the pricing we realized during the three months ended June 30, 2018 since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other coal producers may also impact our realized pricing.
The seaborne pricing included in the table below is also not necessarily indicative of the pricing we realized during the three months ended June 30, 2018 since the majority of our Australian sales are executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Our typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.

	High	Low	Average	June 30, 2018
Premium HCC (1)	$201.00	$174.50	$190.23	$199.00
Premium PCI coal (1)	$150.55	$128.85	$140.10	$135.50
Newcastle index thermal coal (1)	$116.00	$92.00	$103.90	$114.40
PRB 8,800 Btu/Lb coal (2)	$12.80	$12.40	$12.54	$12.45
Illinois Basin 11,500 Btu/Lb coal (2)	$41.00	$36.55	$37.34	$41.00

(1)	Prices expressed per tonne.

(2)	Prices expressed per ton.
With respect to seaborne metallurgical coal, global steel production increased approximately 5% during the six months ended June 30, 2018 as compared to the prior year period. India imports increased approximately 16% through June 30, 2018, compared to the prior year driven by a 5% increase in steel production. Despite continued strength in Chinese steel production, metallurgical coal imports declined approximately 7 million tonnes during the six months ended June 30, 2018, as compared to the prior year primarily due to increased reliance on domestic supplies.

Seaborne thermal coal demand and pricing continue to be supported by robust Asian demand, primarily in China and India. Chinese thermal coal imports rose approximately 20%, or 19 million tonnes, through June 30, 2018, compared to the prior year on sturdy industrial activity and an increase of approximately 8% in thermal coal power generation driven by favorable weather conditions. In addition, domestic coal production has been unable to keep pace with the increased power generation and industrial demands, along with customer restocking. India’s domestic coal production has also been unable to keep pace with growing electricity demand, resulting in an increase of approximately 13%, or 9 million tonnes, in thermal coal imports through June 30, 2018, compared to the prior year. Coal inventories at India’s power plants remain below targeted levels, further supporting the need for additional thermal coal imports.
In the United States, stronger weather compared to the first half of 2017 drove overall electricity demand higher year-over-year through June 30, 2018. However, the combination of year-to-date coal plant retirements, weak natural gas prices, stronger nuclear generation and increased renewable generation have negatively impacted coal generation. Through the six months ended June 30, 2018, utility consumption of Powder River Basin coal fell approximately 5% compared to the prior year due to ongoing pressure from retirements and regional natural gas prices that continue to trade at a discount to quoted Henry Hub prices.
Net income from continuing operations, net of income taxes of $120.0 million for the three months ended June 30, 2018 included revenues of $1,309.4 million and income from equity affiliates of $25.2 million. These were offset by operating costs of $946.5 million, depreciation, depletion and amortization of $163.9 million, selling and administrative expenses of $44.1 million and interest expense of $38.3 million related to the new debt instruments for the Successor Company. Adjusted EBITDA for the three months ended June 30, 2018 was $369.6 million.
Net income from continuing operations, net of income taxes of $101.4 million for the period April 2 through June 30, 2017 included revenues of $1,258.3 million and income from equity affiliates of $15.7 million. These were offset by operating costs of $927.9 million, depreciation, depletion and amortization of $148.3 million and interest expense of $41.4 million related to the new debt instruments for the Successor Company. Net loss attributable to common stockholders of $20.2 million was primarily driven by the Series A Convertible Preferred Stock (Preferred Stock) dividends of $115.1 million for the Preferred Stock issued by the Successor Company. Adjusted EBITDA for the period April 2 through June 30, 2017 was $317.8 million.
For the six months ended June 30, 2018, net income from continuing operations, net of income taxes of $328.3 million included revenues of $2,772.1 million, income from equity affiliates of $47.2 million, net gain on disposals of $29.0 million and a credit of $12.8 million in reorganization items, net. These were offset by operating costs of $2,003.7 million, depreciation, depletion and amortization of $333.5 million, selling and administrative expenses of $81.1 million and interest expense of $74.6 million related to the new debt instruments for the Successor Company. Net income attributable to common stockholders of $220.3 million included dividends of $102.5 million related to the conversion of the remaining shares of Preferred Stock. Adjusted EBITDA for the six months ended June 30, 2018 was $733.5 million.
For the period January 1 through April 1, 2017, net loss from continuing operations, net of income taxes of $195.5 million included revenues of $1,326.2 million and a tax benefit of $263.8 million. These were offset by operating costs of $950.2 million, depreciation, depletion and amortization of $119.9 million, interest expense of $32.9 million and reorganization items, net of $627.2 million which included the impact of the Plan provisions and the application of fresh start reporting. Adjusted EBITDA for the period January 1 through April 1, 2017 was $341.3 million.
As of June 30, 2018, our available liquidity was approximately $1.78 billion. Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of factors affecting our available liquidity.

Tons Sold
The following tables present tons sold by operating segment:

Three Month Comparison	Successor		(Decrease) Increase
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	to Volumes
			Tons	%
	(Tons in millions)
Powder River Basin Mining	26.2	28.5	(2.3)	(8)%
Midwestern U.S. Mining	4.7	4.6	0.1	2%
Western U.S. Mining	3.5	3.2	0.3	9%
Australian Metallurgical Mining	2.9	2.0	0.9	45%
Australian Thermal Mining	5.0	4.6	0.4	9%
Total tons sold from mining segments	42.3	42.9	(0.6)	(1)%
Trading and Brokerage	0.8	0.7	0.1	14%
Total tons sold	43.1	43.6	(0.5)	(1)%

Six Month Comparison	Successor		Predecessor	Combined	(Decrease) Increase
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017	Six Months Ended June 30, 2017	to Volumes
					Tons	%
	(Tons in millions)
Powder River Basin Mining	58.6	28.5	31.0	59.5	(0.9)	(2)%
Midwestern U.S. Mining	9.4	4.6	4.5	9.1	0.3	3%
Western U.S. Mining	7.2	3.2	3.4	6.6	0.6	9%
Australian Metallurgical Mining	5.9	2.0	2.2	4.2	1.7	40%
Australian Thermal Mining	8.8	4.6	4.6	9.2	(0.4)	(4)%
Total tons sold from mining segments	89.9	42.9	45.7	88.6	1.3	1%
Trading and Brokerage	1.5	0.7	0.4	1.1	0.4	36%
Total tons sold	91.4	43.6	46.1	89.7	1.7	2%

Supplemental Financial Data
The following tables present supplemental financial data by operating segment:

Three Month Comparison	Successor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	(Decrease) Increase
			$	%

Revenues per Ton - Mining Operations (1)
Powder River Basin	$12.24	$12.84	$(0.60)	(5)%
Midwestern U.S.	42.12	42.62	(0.50)	(1)%
Western U.S.	39.87	38.91	0.96	2%
Australian Metallurgical	143.98	145.31	(1.33)	(1)%
Australian Thermal	53.68	51.52	2.16	4%
Costs per Ton - Mining Operations (1)(2)
Powder River Basin	$9.88	$9.86	$0.02	—%
Midwestern U.S.	33.16	32.45	0.71	2%
Western U.S.	30.21	24.98	5.23	21%
Australian Metallurgical	89.37	109.07	(19.70)	(18)%
Australian Thermal	32.05	28.67	3.38	12%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Powder River Basin	$2.36	$2.98	$(0.62)	(21)%
Midwestern U.S.	8.96	10.17	(1.21)	(12)%
Western U.S.	9.66	13.93	(4.27)	(31)%
Australian Metallurgical	54.61	36.24	18.37	51%
Australian Thermal	21.63	22.85	(1.22)	(5)%

(1)
This is an operating/statistical measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

(2)
Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; coal inventory revaluation; take-or-pay contract-based intangible recognition; and certain other costs related to post-mining activities.

Six Month Comparison	Successor		Predecessor	Combined
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017	Six Months Ended June 30, 2017	(Decrease) Increase
					$	%

Revenues per Ton - Mining Operations (1)
Powder River Basin	$12.12	$12.84	$12.70	$12.77	$(0.65)	(5)%
Midwestern U.S.	42.39	42.62	42.96	42.79	(0.40)	(1)%
Western U.S.	39.40	38.91	44.68	41.85	(2.45)	(6)%
Australian Metallurgical	148.58	145.31	150.22	147.95	0.63	—%
Australian Thermal	53.57	51.52	48.65	50.09	3.48	7%
Costs per Ton - Mining Operations (1)(2)
Powder River Basin	$9.79	$9.86	$9.75	$9.80	$(0.01)	—%
Midwestern U.S.	34.61	32.45	31.84	32.15	2.46	8%
Western U.S.	30.24	24.98	29.76	27.41	2.83	10%
Australian Metallurgical	93.96	109.07	100.16	104.39	(10.43)	(10)%
Australian Thermal	34.23	28.67	32.27	30.49	3.74	12%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Powder River Basin	$2.33	$2.98	$2.95	$2.97	$(0.64)	(22)%
Midwestern U.S.	7.78	10.17	11.12	10.64	(2.86)	(27)%
Western U.S.	9.16	13.93	14.92	14.44	(5.28)	(37)%
Australian Metallurgical	54.62	36.24	50.06	43.56	11.06	25%
Australian Thermal	19.34	22.85	16.38	19.60	(0.26)	(1)%

(1)
This is an operating/statistical measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

(2)
Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; asset impairment; coal inventory revaluation; take-or-pay contract-based intangible recognition; and certain other costs related to post-mining activities.

Revenues
The following tables present revenues by reporting segment:

Three Month Comparison	Successor		(Decrease) Increase
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	to Revenues
			$	%
	(Dollars in millions)
Powder River Basin Mining	$321.5	$365.4	$(43.9)	(12)%
Midwestern U.S. Mining	197.5	194.9	2.6	1%
Western U.S. Mining	139.6	125.4	14.2	11%
Australian Metallurgical Mining	417.5	287.8	129.7	45%
Australian Thermal Mining	267.4	239.2	28.2	12%
Trading and Brokerage	10.0	5.2	4.8	92%
Corporate and Other	(44.1)	40.4	(84.5)	(209)%
Total revenues	$1,309.4	$1,258.3	$51.1	4%

Six Month Comparison	Successor		Predecessor	Combined	(Decrease) Increase
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017	Six Months Ended June 30, 2017	to Revenues
					$	%
	(Dollars in millions)
Powder River Basin Mining	$710.8	$365.4	$394.3	$759.7	$(48.9)	(6)%
Midwestern U.S. Mining	399.2	194.9	193.2	388.1	11.1	3%
Western U.S. Mining	283.3	125.4	149.7	275.1	8.2	3%
Australian Metallurgical Mining	883.7	287.8	328.9	616.7	267.0	43%
Australian Thermal Mining	468.8	239.2	224.8	464.0	4.8	1%
Trading and Brokerage	30.1	5.2	15.0	20.2	9.9	49%
Corporate and Other	(3.8)	40.4	20.3	60.7	(64.5)	(106)%
Total revenues	$2,772.1	$1,258.3	$1,326.2	$2,584.5	$187.6	7%
Powder River Basin Mining. Segment revenues decreased during the three and six months ended June 30, 2018 compared to the same periods in the prior year due to lower realized coal pricing (three months, $12.6 million; six months, $35.2 million) and demand-based volume decreases (three months, 2.3 million tons, $31.3 million; six months, 0.9 million tons, $13.7 million) which were impacted by decreased natural gas pricing.
Midwestern U.S. Mining. Segment revenues increased during the three and six months ended June 30, 2018 compared to the same periods in the prior year due to favorable volume and mix variances (three months, $4.6 million; six months, $13.7 million), which were slightly offset by lower realized coal pricing (three months, $2.0 million; six months, $2.6 million).
Western U.S. Mining. Segment revenues increased during the three months ended June 30, 2018 compared to the same period in the prior year primarily due to favorable volume and mix variances. Segment revenues increased during the six months ended June 30, 2018 compared to the same period in the prior year due to favorable volume and mix variances ($24.4 million), offset by lower realized coal pricing ($6.9 million) and lower liquidated damages received ($9.3 million).
Australian Metallurgical Mining. Segment revenues increased significantly during the three and six months ended June 30, 2018 compared to the same periods in the prior year primarily due to favorable volume variances (three months, 0.9 million tons, $117.2 million; six months, 1.7 million tons, $262.8 million) resulting from the unfavorable 2017 impacts of Cyclone Debbie and an extended longwall move at our Metropolitan Mine.
Australian Thermal Mining. Segment revenues increased during the three months ended June 30, 2018 compared to the same period in the prior year primarily due to improved realized coal pricing ($24.9 million) related to higher spot pricing and favorable volume and mix variances ($3.3 million). Segment revenues increased slightly during the six months ended June 30, 2018 compared to the same period in the prior year primarily due to improved realized coal pricing ($54.8 million).This increase was offset by an unfavorable volume and mix variance ($50.0 million) which was primarily attributable to longwall production issues at our Wambo Mine.
Trading and Brokerage. Segment revenues increased during the three and six months ended June 30, 2018 compared to the same periods in the prior year due to increased prices and increased physical volumes shipped.
Corporate and Other. Segment revenues decreased during the three and six months ended June 30, 2018 compared to the same periods in the prior year due to unrealized losses on economic hedges (three months, $57.5 million; six months, $35.5 million) and the prior year receipt of break fees (three and six months, $28.0 million) related to terminated asset sales which are further described in Note 15. “Other Events” of the accompanying unaudited condensed consolidated financial statements.

Adjusted EBITDA
The following tables present Adjusted EBITDA for each of our reporting segments:

Three Month Comparison			(Decrease) Increase
	Successor		to Segment Adjusted
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	EBITDA
			$	%
	(Dollars in millions)
Powder River Basin Mining	$62.0	$84.8	$(22.8)	(27)%
Midwestern U.S. Mining	42.0	46.5	(4.5)	(10)%
Western U.S. Mining	33.9	44.9	(11.0)	(24)%
Australian Metallurgical Mining	158.5	71.9	86.6	120%
Australian Thermal Mining	107.6	105.9	1.7	2%
Trading and Brokerage	3.1	(5.1)	8.2	161%
Corporate and Other	(37.5)	(31.1)	(6.4)	(21)%
Adjusted EBITDA (1)	$369.6	$317.8	$51.8	16%

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Six Month Comparison					(Decrease) Increase
	Successor		Predecessor	Combined	to Segment Adjusted
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017	Six Months Ended June 30, 2017	EBITDA
					$	%
	(Dollars in millions)
Powder River Basin Mining	$136.5	$84.8	$91.7	$176.5	$(40.0)	(23)%
Midwestern U.S. Mining	73.2	46.5	50.0	96.5	(23.3)	(24)%
Western U.S. Mining	65.9	44.9	50.0	94.9	(29.0)	(31)%
Australian Metallurgical Mining	324.9	71.9	109.6	181.5	143.4	79%
Australian Thermal Mining	169.2	105.9	75.6	181.5	(12.3)	(7)%
Trading and Brokerage	4.3	(5.1)	8.8	3.7	0.6	16%
Corporate and Other	(40.5)	(31.1)	(44.4)	(75.5)	35.0	46%
Adjusted EBITDA (1)	$733.5	$317.8	$341.3	$659.1	$74.4	11%

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Powder River Basin Mining. Segment Adjusted EBITDA decreased during the three months ended June 30, 2018 compared to the same period in the prior year due to lower sales sales volumes primarily at our North Antelope Rochelle Mine and Rawhide Mine ($13.7 million), lower realized coal pricing, net of sales-related costs ($11.8 million) and increased pricing for fuel and explosives ($6.9 million). This decrease was partially offset by lower materials, services and repairs costs ($10.6 million). Segment Adjusted EBITDA decreased during the six months ended June 30, 2018 compared to the same period in the prior year due to lower realized coal pricing, net of sales-related costs ($28.0 million) and increased pricing for fuel and explosives ($10.7 million).
Midwestern U.S. Mining. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2018 compared to the same periods in the prior year as the result of higher materials, services and repairs costs (three months, $5.3 million; six months, $10.7 million), increased pricing for fuel and explosives (three months, $5.0 million; six months, $8.0 million) and increased labor costs (three months, $1.8 million; six months, $7.8 million), partially offset by the favorable impact of mine sequencing (three months, $5.4 million; six months, $9.1 million).

Western U.S. Mining. Segment Adjusted EBITDA decreased during the three months ended June 30, 2018 compared to the same period in the prior year primarily due to the unfavorable impact of mine sequencing ($20.1 million) at our Kayenta Mine and El Segundo Mine, partially offset by decreased labor costs ($3.8 million) and increased sales volumes ($3.5 million). Segment Adjusted EBITDA decreased during the six months ended June 30, 2018 compared to the same period in the prior year primarily due to the unfavorable impact of mine sequencing ($15.7 million) primarily at our Kayenta Mine, higher materials, services and repairs costs ($9.9 million), lower realized coal pricing, net of sales related costs ($7.9 million) and lower liquidated damages received ($7.5 million), partially offset by increased sales volumes ($7.2 million) and decreased labor costs ($4.2 million).
Australian Metallurgical Mining. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2018 compared to the same periods in the prior year primarily due to favorable volume variances (three months, $36.6 million; six months, $105.7 million) resulting from increased sales volumes across the platform due to the impact of Cyclone Debbie and an extended longwall move during the prior year periods and favorable production costs (three months, $51.6 million; six months, $50.1 million) due to an extended longwall move at our Metropolitan Mine in the prior year and the current year winding-down of operations at our Millennium Mine.
Australian Thermal Mining. Segment Adjusted EBITDA increased during the three months ended June 30, 2018 as compared to the same period in the prior year due to improved realized coal pricing, net of sales-related costs ($22.9 million), partially offset by the unfavorable impact of mine sequencing at our Wilpinjong Mine ($16.2 million). Segment Adjusted EBITDA decreased during the six months ended June 30, 2018 compared to the same period in the prior year primarily due to geologic and longwall production issues at our Wambo Mine which contributed to an unfavorable volume and mix variance ($50.0 million) and unfavorable production costs ($19.9 million), offset by improved realized coal pricing, net of sales-related costs ($50.5 million).
Trading and Brokerage. Segment Adjusted EBITDA increased during the three and six months ended June 30, 2018 compared to the same periods in the prior year primarily due to improved pricing and market and business opportunities recognized, partially offset by losses recorded in the current period on forward financial hedging as relevant pricing decreased.
Corporate and Other Adjusted EBITDA. The following tables present a summary of the components of Corporate and Other Adjusted EBITDA:

Three Month Comparison	Successor		(Decrease) Increase
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	to Adjusted EBITDA
			$	%
	(Dollars in millions)
Resource management activities (1)	$0.7	$1.2	$(0.5)	(42)%
Selling and administrative expenses	(44.1)	(34.7)	(9.4)	(27)%
Corporate hedging	(2.3)	(0.4)	(1.9)	(475)%
Other items, net (2)	8.2	2.8	5.4	193%
Corporate and Other Adjusted EBITDA	$(37.5)	$(31.1)	$(6.4)	(21)%

(1)	Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.

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

Six Month Comparison	Successor		Predecessor	Combined	Increase (Decrease)
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017	Six Months Ended June 30, 2017	to Adjusted EBITDA
					$	%
	(Dollars in millions)
Resource management activities (1)	$21.5	$1.2	$2.9	$4.1	$17.4	424%
Selling and administrative expenses	(81.1)	(34.7)	(36.3)	(71.0)	(10.1)	(14)%
Corporate hedging	(4.7)	(0.4)	(27.6)	(28.0)	23.3	83%
Gain on sale of interest in Dominion Terminal Associates	—	—	19.7	19.7	(19.7)	(100)%
Other items, net (2)	23.8	2.8	(3.1)	(0.3)	24.1	8,033%
Corporate and Other Adjusted EBITDA	$(40.5)	$(31.1)	$(44.4)	$(75.5)	$35.0	46%

(1)	Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.

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

During the three months ended June 30, 2018, Corporate and Other Adjusted EBITDA was unfavorably impacted as compared to the same period in the prior year by increased selling and administrative expenses primarily related to project work around the industry and our portfolio. This decrease was partially offset by increases in “Other items, net” related to improved Middlemount results driven by higher pricing and sales volumes ($5.4 million).
During the six months ended June 30, 2018, the increase associated with “Other items, net” was attributable to improved Middlemount results as compared to the prior year driven by higher pricing and sales volumes ($9.2 million), a gain recognized on the sale of our interest in the Red Mountain Joint Venture ($7.1 million) and the impact of the accounting policy election made in connection with fresh start reporting to prospectively record amounts attributable to prior service cost and actuarial valuation changes in earnings rather than accumulated other comprehensive income and amortizing to expense ($7.1 million). The increase associated with corporate hedging results, which includes foreign currency and commodity hedging, was due to a decrease in realized losses as compared to the same period in the prior year. The increase in resource management activities was primarily due to a $20.6 million gain recorded in connection with the sale of certain surplus land assets in Queensland’s Bowen Basin during the first quarter of 2018. During the first quarter of 2017, a $19.7 million gain was recorded in connection with the sale of our interest in Dominion Terminal Associates.

Income (Loss) From Continuing Operations, Net of Income Taxes
The following tables present income (loss) from continuing operations, net of income taxes:

Three Month Comparison	Successor		Predecessor	Combined	Increase (Decrease)
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	April 1, 2017	Three Months Ended June 30, 2017	to Income
					$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$369.6	$317.8	$—	$317.8	$51.8	16%
Depreciation, depletion and amortization	(163.9)	(148.3)	—	(148.3)	(15.6)	(11)%
Asset retirement obligation expenses	(13.2)	(11.0)	—	(11.0)	(2.2)	(20)%
Changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	8.4	4.3	—	4.3	4.1	95%
Interest expense	(38.3)	(41.4)	—	(41.4)	3.1	7%
Loss on early debt extinguishment	(2.0)	—	—	—	(2.0)	n.m.
Interest income	7.0	1.5	—	1.5	5.5	367%
Reorganization items, net	—	—	(585.8)	(585.8)	585.8	100%
Break fees related to terminated asset sales	—	28.0	—	28.0	(28.0)	(100)%
Unrealized (losses) gains on economic hedges	(48.1)	9.4	—	9.4	(57.5)	(612)%
Unrealized gains on non-coal trading derivative contracts	0.1	3.2	—	3.2	(3.1)	(97)%
Coal inventory revaluation	—	(67.3)	—	(67.3)	67.3	100%
Take-or-pay contract-based intangible recognition	7.8	9.9	—	9.9	(2.1)	(21)%
Income tax (provision) benefit	(7.4)	(4.7)	266.0	261.3	(268.7)	(103)%
Income (loss) from continuing operations, net of income taxes	$120.0	$101.4	$(319.8)	$(218.4)	$338.4	155%

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Six Month Comparison	Successor		Predecessor	Combined
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017	Six Months Ended June 30, 2017

	(Dollars in millions)
Adjusted EBITDA (1)	$733.5	$317.8	$341.3	$659.1
Depreciation, depletion and amortization	(333.5)	(148.3)	(119.9)	(268.2)
Asset retirement obligation expenses	(25.5)	(11.0)	(14.6)	(25.6)
Asset impairment	—	—	(30.5)	(30.5)
Changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	16.0	4.3	5.2	9.5
Interest expense	(74.6)	(41.4)	(32.9)	(74.3)
Loss on early debt extinguishment	(2.0)	—	—	—
Interest income	14.2	1.5	2.7	4.2
Reorganization items, net	12.8	—	(627.2)	(627.2)
Break fees related to terminated asset sales	—	28.0	—	28.0
Unrealized (losses) gains on economic hedges	(9.5)	9.4	16.6	26.0
Unrealized (losses) gains on non-coal trading derivative contracts	(1.7)	3.2	—	3.2
Coal inventory revaluation	—	(67.3)	—	(67.3)
Take-or-pay contract-based intangible recognition	16.1	9.9	—	9.9
Income tax (provision) benefit	(17.5)	(4.7)	263.8	259.1
Income (loss) from continuing operations, net of income taxes	$328.3	$101.4	$(195.5)	$(94.1)

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Depreciation, Depletion and Amortization. The following tables present a summary of depreciation, depletion and amortization expense by segment:

Three Month Comparison	Successor		(Decrease) Increase
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	to Income
			$	%
	(Dollars in millions)
Powder River Basin Mining	$(45.2)	$(38.2)	$(7.0)	(18)%
Midwestern U.S. Mining	(25.9)	(35.3)	9.4	27%
Western U.S. Mining	(33.6)	(24.8)	(8.8)	(35)%
Australian Metallurgical Mining	(33.6)	(27.2)	(6.4)	(24)%
Australian Thermal Mining	(23.5)	(19.8)	(3.7)	(19)%
Corporate and Other	(2.1)	(3.0)	0.9	30%
Total	$(163.9)	$(148.3)	$(15.6)	(11)%

Six Month Comparison	Successor		Predecessor
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017

	(Dollars in millions)
Powder River Basin Mining	$(96.2)	$(38.2)	$(32.0)
Midwestern U.S. Mining	(55.8)	(35.3)	(13.3)
Western U.S. Mining	(68.9)	(24.8)	(23.6)
Australian Metallurgical Mining	(64.9)	(27.2)	(20.6)
Australian Thermal Mining	(42.5)	(19.8)	(24.0)
Trading and Brokerage	(0.1)	—	—
Corporate and Other	(5.1)	(3.0)	(6.4)
Total	$(333.5)	$(148.3)	$(119.9)
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Successor		Successor		Predecessor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017

Powder River Basin Mining	$0.81	$0.83	$0.81	$0.83	$0.69
Midwestern U.S. Mining	0.86	0.75	0.86	0.75	0.61
Western U.S. Mining	2.17	1.06	2.31	1.06	4.30
Australian Metallurgical Mining	1.31	0.76	1.00	0.76	4.72
Australian Thermal Mining	1.93	1.72	1.86	1.72	2.62
Depreciation, depletion and amortization expense increased during the three months ended June 30, 2018 as compared to the same period in the prior year primarily due to higher depletion driven by higher sales volumes across the Australian platform and increased depreciation across the organization due to capital expenditures made since the Effective Date. These increases were offset by lower amortization of the fair value of certain U.S. coal supply agreements.
Depreciation, depletion and amortization expense for the six months ended June 30, 2018 includes depreciation expense ($131.2 million), depletion expense ($94.3 million), amortization of the fair value of certain U.S. coal supply agreements ($54.4 million) and amortization associated with our asset retirement obligation assets ($36.3 million).
Depreciation, depletion and amortization expense for the period January 1 through April 1, 2017 included depletion expense ($62.0 million) and depreciation expense ($48.2 million).
Asset Impairment. Refer to Note 15. “Other Events” in the accompanying unaudited condensed consolidated financial statements for information surrounding the impairment charges recorded during period January 1 through April 1, 2017.
Interest Expense. Interest expense decreased for the three months ended June 30, 2018, primarily due to lower expense for the Senior Secured Term Loan due 2025 as the result of principal prepayments and refinancing ($7.2 million), partially offset by increased expenses for surety bonds and letters of credit ($3.4 million).
Interest expense for the six months ended June 30, 2018 primarily related to the 6.000% Senior Secured Notes due March 2022, the 6.375% Senior Secured Notes due March 2025 and the Senior Secured Term Loan due 2025 ($49.7 million). For additional details on debt, refer to Note 12. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements. The remainder of the interest expense ($24.9 million) for the six months ended June 30, 2018 related to the new surety program, additional letters of credit issued under the revolver and fees for the accounts receivable securitization program.
Interest expense for the period January 1 through April 1, 2017 was impacted by our filing of the Bankruptcy Petitions, which resulted in only accruing adequate protection payments subsequent to the Petition Date to certain secured lenders and other parties in accordance with Section 502(b)(2) of the Bankruptcy Code.
Loss on Early Debt Extinguishment. The loss on early debt extinguishment recorded during the three and six months ended June 30, 2018, related to the amendment of the Senior Secured Term Loan due 2025 as described in Note 12. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.

Interest Income. The increase in interest income for the three months ended June 30, 2018, was driven by higher cash balances and the Company’s adoption of ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606) on January 1, 2018. As a result of the adoption, the Company is prospectively required to recognize a portion of consideration received for the reimbursement of certain post-mining costs as interest income rather than revenue, due to the embedded financing element within the related contract. For additional details on the adoption of ASC 606, refer to Note 2. “Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented” and Note 3. “Revenue Recognition” to the accompanying unaudited condensed consolidated financial statements.
Interest income for the six months ended June 30, 2018 was impacted by the same drivers as discussed above.
Reorganization Items, Net. The reorganization items recorded during the six months ended June 30, 2018 were impacted by a favorable adjustment of the bankruptcy claims accrual. The reorganization items recorded during the period January 1 through April 1, 2017 reflected the impact of the Plan provisions and the application of fresh start reporting and other expenses recorded in connection with our Chapter 11 Cases. Refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Note 1. “Basis of Presentation” to the accompanying unaudited condensed consolidated financial statements for further information regarding our reorganization items.
Break Fees Related to Terminated Asset Sales. During the period April 2 through June 30, 2017 we received break fees of $28.0 million related to terminated asset sales which are further described in Note 15. “Other Events” of the accompanying unaudited condensed consolidated financial statements.
Unrealized (Losses) Gains on Economic Hedges. Unrealized (losses) gains primarily relate to mark-to-market activity from financial contract hedge activities intended to secure pricing related to certain coal sales contracts. For additional information, refer to Note 3. “Revenue Recognition” to the accompanying unaudited condensed consolidated financial statements.
Coal Inventory Revaluation. As a part of the fresh start reporting adjustments, the book value of coal inventories was increased to reflect the estimated fair value, less costs to sell the inventories. During the period April 2 through June 30, 2017, this adjustment was fully amortized as the inventory was sold. For additional details, refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Take-or-Pay Contract-Based Intangible Recognition. Included in the fresh start reporting adjustments were contract-based intangible liabilities for port and rail take-or-pay contracts. During the three and six months ended June 30, 2018 and the period April 2 through June 30, 2017 the Company has ratably recognized these contract-based intangible liabilities. For additional details, refer to Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Note 8. “Intangible Contract Assets and Liabilities” to the accompanying unaudited condensed consolidated financial statements.
Income Tax (Provision) Benefit. The income tax provision recorded for the three and six months ended June 30, 2018 and the period April 2 through June 30, 2017, was computed using the annual effective tax rate method and was comprised primarily of the expected statutory tax expense offset by foreign rate differential and changes in valuation allowance.
The income tax benefit recorded for the periods April 1, 2017 and January 1 through April 1, 2017, was primarily comprised of benefits related to Predecessor deferred tax liabilities ($177.8 million), accumulated other comprehensive income ($81.5 million) and unrecognized tax benefits ($6.7 million).
Refer to Note 11. “Income Taxes” in the accompanying unaudited condensed consolidated financial statements for additional information.

Net Income (Loss) Attributable to Common Stockholders
The following table presents net income (loss) attributable to common stockholders:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	April 1, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017

	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$120.0	$101.4	$(319.8)	$328.3	$101.4	$(195.5)
Loss from discontinued operations, net of income taxes	(3.6)	(2.7)	(12.1)	(4.9)	(2.7)	(16.2)
Net income (loss)	116.4	98.7	(331.9)	323.4	98.7	(211.7)
Less: Series A Convertible Preferred Stock dividends	—	115.1	—	102.5	115.1	—
Less: Net income attributable to noncontrolling interests	2.7	3.8	—	0.6	3.8	4.8
Net income (loss) attributable to common stockholders	$113.7	$(20.2)	$(331.9)	$220.3	$(20.2)	$(216.5)
Loss from Discontinued Operations, Net of Income Taxes. The loss from discontinued operations for the periods April 1, 2017 and January 1 through April 1, 2017, primarily consisted of fresh start tax adjustments ($12.1 million) as discussed in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Series A Convertible Preferred Stock Dividends. The Series A Convertible Preferred Stock dividends for the six months ended June 30, 2018 were comprised of the deemed dividends granted for all remaining Preferred Stock shares that were converted as of January 31, 2018. The Series A Convertible Preferred Stock dividends for the period April 2 through June 30, 2017 were comprised of the deemed dividends ($112.0 million) granted for the Preferred Stock shares that were converted during the period and the first semi-annual payment of preferred dividends ($3.1 million) which was pro-rated for the period of April 3 through April 30, 2017.
Diluted EPS
The following table presents diluted EPS:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	April 1, 2017	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017

Diluted EPS attributable to common stockholders:
Income (loss) from continuing operations	$0.93	$(0.18)	$(17.44)	$1.76	$(0.18)	$(10.93)
Loss from discontinued operations	(0.03)	(0.03)	(0.66)	(0.04)	(0.03)	(0.88)
Net income (loss) attributable to common stockholders	$0.90	$(0.21)	$(18.10)	$1.72	$(0.21)	$(11.81)
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 126.0 million and 124.6 million for the three and six months ended June 30, 2018, respectively, 96.8 million for the period April 2 through June 30, 2017, and 18.3 million for the periods April 1, 2017 and January 1 through April 1, 2017, respectively.

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

Three Month Comparison	Successor		Predecessor	Combined
	Three Months Ended June 30, 2018	April 2 through June 30, 2017	April 1, 2017	Three Months Ended June 30, 2017
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$120.0	$101.4	$(319.8)	$(218.4)
Depreciation, depletion and amortization	163.9	148.3	—	148.3
Asset retirement obligation expenses	13.2	11.0	—	11.0
Changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	(8.4)	(4.3)	—	(4.3)
Interest expense	38.3	41.4	—	41.4
Loss on early debt extinguishment	2.0	—	—	—
Interest income	(7.0)	(1.5)	—	(1.5)
Reorganization items, net	—	—	585.8	585.8
Break fees related to terminated asset sales	—	(28.0)	—	(28.0)
Unrealized losses (gains) on economic hedges	48.1	(9.4)	—	(9.4)
Unrealized gains on non-coal trading derivative contracts	(0.1)	(3.2)	—	(3.2)
Coal inventory revaluation	—	67.3	—	67.3
Take-or-pay contract-based intangible recognition	(7.8)	(9.9)	—	(9.9)
Income tax provision (benefit)	7.4	4.7	(266.0)	(261.3)
Total Adjusted EBITDA	$369.6	$317.8	$—	$317.8

Six Month Comparison	Successor		Predecessor	Combined
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017	Six Months Ended June 30, 2017
	(Dollars in millions)
Income (loss) from continuing operations, net of income taxes	$328.3	$101.4	$(195.5)	$(94.1)
Depreciation, depletion and amortization	333.5	148.3	119.9	268.2
Asset retirement obligation expenses	25.5	11.0	14.6	25.6
Asset impairment	—	—	30.5	30.5
Changes in deferred tax asset valuation allowance and amortization of basis difference related to equity affiliates	(16.0)	(4.3)	(5.2)	(9.5)
Interest expense	74.6	41.4	32.9	74.3
Loss on early debt extinguishment	2.0	—	—	—
Interest income	(14.2)	(1.5)	(2.7)	(4.2)
Reorganization items, net	(12.8)	—	627.2	627.2
Break fees related to terminated asset sales	—	(28.0)	—	(28.0)
Unrealized losses (gains) on economic hedges	9.5	(9.4)	(16.6)	(26.0)
Unrealized losses (gains) on non-coal trading derivative contracts	1.7	(3.2)	—	(3.2)
Coal inventory revaluation	—	67.3	—	67.3
Take-or-pay contract-based intangible recognition	(16.1)	(9.9)	—	(9.9)
Income tax provision (benefit)	17.5	4.7	(263.8)	(259.1)
Total Adjusted EBITDA	$733.5	$317.8	$341.3	$659.1

Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

Three Month Comparison	Successor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017
	(Dollars in millions)
Operating costs and expenses	$946.5	$927.9
Break fees related to terminated asset sales	—	28.0
Unrealized gains on non-coal trading derivative contracts	0.1	3.2
Coal inventory revaluation	—	(67.3)
Take-or-pay contract-based intangible recognition	7.8	9.9
Net periodic benefit costs, excluding service cost	4.6	6.6
Total Reporting Segment Costs	$959.0	$908.3

Six Month Comparison	Successor		Predecessor	Combined
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017	Six Months Ended June 30, 2017
	(Dollars in millions)
Operating costs and expenses	$2,003.7	$927.9	$950.2	$1,878.1
Break fees related to terminated asset sales	—	28.0	—	28.0
Unrealized (losses) gains on non-coal trading derivative contracts	(1.7)	3.2	—	3.2
Coal inventory revaluation	—	(67.3)	—	(67.3)
Take-or-pay contract-based intangible recognition	16.1	9.9	—	9.9
Net periodic benefit costs, excluding service cost	9.1	6.6	14.4	21.0
Total Reporting Segment Costs	$2,027.2	$908.3	$964.6	$1,872.9
The following tables present Reporting Segment Costs by reporting segment:

Three Month Comparison	Successor
	Three Months Ended June 30, 2018	April 2 through June 30, 2017
	(Dollars in millions)
Powder River Basin Mining	$259.5	$280.6
Midwestern U.S. Mining	155.5	148.4
Western U.S. Mining	105.7	80.5
Australian Metallurgical Mining	259.0	215.9
Australian Thermal Mining	159.8	133.3
Trading and Brokerage	6.9	10.3
Corporate and Other	12.6	39.3
Total Reporting Segment Costs	$959.0	$908.3

Six Month Comparison	Successor		Predecessor	Combined
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017	Six Months Ended June 30, 2017
	(Dollars in millions)
Powder River Basin Mining	$574.3	$280.6	$302.6	$583.2
Midwestern U.S. Mining	326.0	148.4	143.2	291.6
Western U.S. Mining	217.4	80.5	99.7	180.2
Australian Metallurgical Mining	558.8	215.9	219.3	435.2
Australian Thermal Mining	299.6	133.3	149.2	282.5
Trading and Brokerage	25.8	10.3	6.2	16.5
Corporate and Other	25.3	39.3	44.4	83.7
Total Reporting Segment Costs	$2,027.2	$908.3	$964.6	$1,872.9
The following tables present revenues, Reporting Segment Costs, Adjusted EBITDA and tons sold by mining segment:

Three Month Comparison	Successor
	Three Months Ended June 30, 2018
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining
	(Amounts in millions, except per ton data)
Revenues	$321.5	$197.5	$139.6	$417.5	$267.4
Reporting Segment Costs	259.5	155.5	105.7	259.0	159.8
Adjusted EBITDA	62.0	42.0	33.9	158.5	107.6
Tons sold	26.2	4.7	3.5	2.9	5.0

Revenues per Ton	$12.24	$42.12	$39.87	$143.98	$53.68
Costs per Ton	9.88	33.16	30.21	89.37	32.05
Adjusted EBITDA Margin per Ton	2.36	8.96	9.66	54.61	21.63

	Successor
	April 2 through June 30, 2017
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining
	(Amounts in millions, except per ton data)
Revenues	$365.4	$194.9	$125.4	287.8	$239.2
Reporting Segment Costs	280.6	148.4	80.5	215.9	133.3
Adjusted EBITDA	84.8	46.5	44.9	71.9	105.9
Tons sold	28.5	4.6	3.2	2.0	4.6

Revenues per Ton	$12.84	$42.62	$38.91	$145.31	$51.52
Costs per Ton	9.86	32.45	24.98	109.07	28.67
Adjusted EBITDA Margin per Ton	2.98	10.17	13.93	36.24	22.85

Six Month Comparison	Successor
	Six Months Ended June 30, 2018
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining
	(Amounts in millions, except per ton data)
Revenues	$710.8	$399.2	$283.3	$883.7	$468.8
Reporting Segment Costs	574.3	326.0	217.4	558.8	299.6
Adjusted EBITDA	136.5	73.2	65.9	324.9	169.2
Tons sold	58.6	9.4	7.2	5.9	8.8

Revenues per Ton	$12.12	42.39	$39.40	$148.58	53.57
Costs per Ton	9.79	34.61	30.24	93.96	34.23
Adjusted EBITDA Margin per Ton	2.33	7.78	9.16	54.62	19.34

	Successor
	April 2 through June 30, 2017
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining
	(Amounts in millions, except per ton data)
Revenues	$365.4	$194.9	$125.4	287.8	$239.2
Reporting Segment Costs	280.6	148.4	80.5	215.9	133.3
Adjusted EBITDA	84.8	46.5	44.9	71.9	105.9
Tons sold	28.5	4.6	3.2	2.0	4.6

Revenues per Ton	$12.84	$42.62	$38.91	$145.31	$51.52
Costs per Ton	9.86	32.45	24.98	109.07	28.67
Adjusted EBITDA Margin per Ton	2.98	10.17	13.93	36.24	22.85

	Predecessor
	January 1 through April 1, 2017
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining
	(Amounts in millions, except per ton data)
Revenues	$394.3	$193.2	$149.7	328.9	$224.8
Reporting Segment Costs	302.6	143.2	99.7	219.3	149.2
Adjusted EBITDA	91.7	50.0	50.0	109.6	75.6
Tons sold	31.0	4.5	3.4	2.2	4.6

Revenues per Ton	$12.70	$42.96	$44.68	$150.22	$48.65
Costs per Ton	9.75	31.84	29.76	100.16	32.27
Adjusted EBITDA Margin per Ton	2.95	11.12	14.92	50.06	16.38

	Combined
	Six Months Ended June 30, 2017
	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Australian Metallurgical Mining	Australian Thermal Mining
	(Amounts in millions, except per ton data)
Revenues	$759.7	$388.1	$275.1	616.7	$464.0
Reporting Segment Costs	583.2	291.6	180.2	435.2	282.5
Adjusted EBITDA	176.5	96.5	94.9	181.5	181.5
Tons sold	59.5	9.1	6.6	4.2	9.2

Revenues per Ton	$12.77	$42.79	$41.85	$147.95	$50.09
Costs per Ton	9.80	32.15	27.41	104.39	30.49
Adjusted EBITDA Margin per Ton	2.97	10.64	14.44	43.56	19.60
Free Cash Flow is defined as net cash provided by operating activities less net cash used in investing activities. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

Six Month Comparison	Successor		Predecessor
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions)
Net cash provided by (used in) operating activities	$915.4	$65.7	$(813.0)
Net cash (used in) provided by investing activities	(18.0)	(18.5)	15.1
Free Cash Flow	$897.4	$47.2	$(797.9)
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
Near-Term Outlook
Seaborne Thermal Coal. Chinese thermal coal imports rose approximately 20%, or 19 million tonnes, through June 30, 2018, compared to the prior year on sturdy industrial activity and an approximately 8% increase in thermal coal power generation driven by favorable weather conditions. In addition, domestic coal production has been unable to keep pace with the increased power generation and industrial demands, along with customer restocking.
India’s domestic coal production has also been unable to keep pace with growing electricity demand, resulting in an increase of approximately 13%, or 9 million tonnes, in thermal coal imports through June 30, 2018, compared to the prior year. Coal inventories at India’s power plants remain below targeted levels, further supporting the need for additional thermal coal imports.
In addition, the Association of Southeast Asian Nations (ASEAN) imports increased compared to the prior year on continued urbanization and general economic growth. Peabody expects this trend to continue as 56 gigawatts of new coal plants in 24 countries worldwide are expected to come online in 2018. The majority of new plants are located in the Asia-Pacific region, with additional plants announced in a number of other countries anticipated to come online in future years.

Through May 31, 2018, Australian exports have remained essentially flat, with Indonesia and U.S. thermal coal exports increasing approximately 18 million tonnes and 8 million tonnes, respectively, supporting ongoing strength in seaborne pricing. Annual contracts under Japanese Reference Pricing terms were recently reported as settled in July at $110 per tonne.
Seaborne Metallurgical Coal. Global steel production remains solid, rising 5% year-to-date through June 30, 2018, with June output increasing approximately 6% from the prior year per World Steel Association. In addition, Chinese steel production reached its highest ever monthly output of approximately 81 million tonnes in May, putting China’s share of global steel production at approximately 53%. Chinese steel production in June fell slightly from the high in May, to approximately 80 million tonnes.
Despite continued strength in Chinese steel production, metallurgical coal imports declined approximately 7 million tonnes year-to-date through June 30, 2018, compared to the prior year primarily due to increased reliance on domestic supplies and greater scrap steel usage. However, as expected, India continues to lead the growth in metallurgical coal demand, with imports increasing approximately 16% through June 30, 2018 compared to the prior year driven by a 5% increase in steel production.
Australian exports rebounded from the prior year effects of Cyclone Debbie, increasing approximately 6 million tonnes through May compared to the prior year.
Compared to the prior year, second quarter 2018 seaborne hard coking coal spot pricing remained steady at an average price of approximately $190 per tonne. The index-based settlement price for premium hard coking coal was approximately $197 per tonne compared to approximately $194 per tonne in the prior year. The spot price for premium hard coking coal was $172 per tonne at July 31, 2018. The second quarter benchmark low-vol PCI price was negotiated at $155 per tonne, with the third quarter benchmark settled at $150 per tonne. The spot price for low-vol PCI was $118.15 per tonne at July 31, 2018.
In 2018 seaborne thermal and metallurgical demand are expected to be most impacted by growth in India and ASEAN countries and changes in Chinese policy. Seaborne supply remains tight on continued logistic and operational constraints across the industry.
U.S. Thermal Coal. In the U.S., industry conditions remain challenged as utility coal consumption declined 5% from the prior year, despite a 4.5% increase in total load. Natural gas and renewable generation continued to rise, along with an increase in nuclear generation driven by the timing of refueling across nuclear plants. In addition, retirements continue to weigh on coal demand and account for an estimated 3% of the decline in year-to-date coal demand. Excluding the impact of retirements, the company estimates that U.S. coal demand declined approximately 2% through June. Powder River Basin demand decreased 5% due to ongoing pressure from retirements and regional natural gas prices which continue to trade at a discount to quoted Henry Hub prices.
While domestic demand has weakened, U.S. exports have continued to benefit from strong seaborne pricing, with exports up through May increasing 48% compared to the prior year. As a result of hearty U.S. exports and declining U.S. coal production, stockpiles have decreased from the prior year by an estimated 34 million tons as of the end of June to approximately 46 days of maximum burn.
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
Mining Rehabilitation (Reclamation). Mine reclamation is regulated by state specific legislation. As a condition of approval for mining operations, companies are required to progressively reclaim mined land and provide appropriate bonding to the relevant state government as a safeguard to cover the costs of reclamation in circumstances where mine operators are unable to do so. Self-bonding is not permitted. Our mines provide financial assurance to the relevant authorities which is calculated in accordance with current regulatory requirements. This financial assurance is in the form of cash, surety bonds or bank guarantees which are supported by a combination of cash collateral, deeds of indemnity and guarantee and letters of credit issued under our credit facility and accounts receivable securitization program. We operate in both the Queensland and New South Wales state jurisdictions.
On February 15, 2018, the Queensland Government re-introduced the Mineral and Energy Resources (Financial Provisioning) Bill 2018 (MERFP Bill) to Parliament, which contained proposed legislation to give effect to some of the policy reforms, including a remodeled financial assurance (FA) framework that takes into account the financial strength of the Environmental Authority holder and the risk level of the mine, a state-wide pooled FA fund covering most mines and most of the total industry liability, discontinuation of prior discounting of FA requirements, other options for providing FA for those mines that are not part of the pooled FA fund (for example, allowing insurance bonds or cash), updated rehabilitation cost calculations, and regular monitoring and reporting measures for progressive mine rehabilitation. It is expected that the MERFP Bill will become law commencing in late 2018 with a three-year transition period. In June 2018, the government released draft regulations and a number of guidelines on the operation of certain aspects of the proposed new law. Peabody has made submissions to the government as part of the consultation process for these draft regulations and guidelines and will continue to assess the impact of the proposed FA framework and progressive rehabilitation and closure planning requirements on its business.
Planning and Environment. Effective from March 1, 2018, the Environmental Planning and Assessment Act 1979 (EPA Act) was amended to introduce a number of changes to planning and environment laws in New South Wales. One of these changes was to revoke a process for modifying development approvals under section 75W of the EPA Act. As a result, new development approvals will need to be obtained in lieu of modification of existing approvals, which could take additional time to achieve. Peabody and other mining companies will be required to comply with this in respect of future development approvals in New South Wales.
National Energy Guarantee. In October 2017, the Australian Federal Government released a plan aimed at delivering an affordable and reliable energy system that meets Australia’s international commitments to emissions reduction. The plan is referred to as the National Energy Guarantee (NEG) and will result in changes to the National Electricity Market and associated legislative framework. The NEG will require electricity retailers to enter into contracts with electricity generators to meet a minimum level of dispatchable ‘on demand’ electricity where there is an identified gap and to maintain emissions below a prescribed level. On February 15, 2018, the first public consultation paper for the NEG was released by the independent Energy Security Board (ESB), the first step in a consultation process to assist the ESB in advising the Council of Australian Governments (COAG) Energy Council on the design for the NEG framework. The COAG agreed on April 20, 2018 that more detailed design work be undertaken on the NEG and for the COAG to consider this for final decision in August 2018. The detailed design paper for the NEG was released on June 17, 2018. The design paper contains a proposal for the imposition of an obligation on certain large energy users (defined as users which have a peak demand at a single site of 5 megawatts per annum, which would include two of Peabody’s Australian mine sites) to meet the proposed reliability standard as well as sourcing electricity with a specified average emissions intensity. The transfer of this reliability obligation from energy retailers to large energy users would likely require users to incur additional costs in managing the risk. If the NEG receives COAG approval, it is anticipated that legislation would be passed at the end of 2018.

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
Total Indebtedness. Our total indebtedness as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022	$500.0	$500.0
6.375% Senior Secured Notes due March 2025	500.0	500.0
Senior Secured Term Loan due 2025, net of original issue discount	397.9	444.2
Capital lease and other obligations	59.5	76.0
Less: Debt issuance costs	(54.4)	(59.4)
	1,403.0	1,460.8
Less: Current portion of long-term debt	45.0	42.1
Long-term debt	$1,358.0	$1,418.7
Refer to Note 12. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements for further information regarding our indebtedness.
Liquidity
As of June 30, 2018, our available liquidity was $1,775.9 million which was comprised of cash and cash equivalents and availability under our accounts receivable securitization program described below. As of June 30, 2018, our cash balances totaled $1,451.7 million, including approximately $1,201.4 million held by Australian subsidiaries, $228.7 million held by U.S. subsidiaries, and the remaining balance held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia and the foreign operations of our Trading and Brokerage segment, however, we may repatriate a portion of foreign-held cash in the near term. We do not expect restrictions or potential taxes on the repatriation of amounts held by our foreign subsidiaries to have a material effect on our overall liquidity, financial condition or results of operations.
During the six months ended June 30, 2018, collateral balances of $323.1 million related primarily to reclamation assurance for our Australian mines, and various port, rail and other contract performance requirements in Australia were returned to the Company as a result of implementing third-party surety bonding in Australia.
Our ability to maintain adequate liquidity depends on the successful operation of our business and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

The Senior Notes and Credit Agreement
As described in Note 12. “Long-term Debt” of the accompanying unaudited condensed consolidated financial statements, on the Effective Date, the proceeds from the 6.000% Senior Secured Notes due March 2022 and the 6.375% Senior Secured Notes due March 2025 (collectively, the Senior Notes) and the Senior Secured Term Loan under the Credit Agreement (the Credit Agreement) were used to repay the Predecessor company first lien obligations. The proceeds from the Senior Notes and the Senior Secured Term Loan, net of debt issuance costs and an original issue discount, as applicable, were $950.5 million and $912.7 million, respectively.
Since entering into the Credit Agreement, we have voluntarily prepaid $546.0 million of the original $950.0 million loan principal on the Senior Secured Term Loan through June 30, 2018 in various installments. The Credit Agreement has been amended at various dates since its inception primarily to (i) lower the interest rate on the Senior Secured Term Loan from LIBOR plus 4.50% per annum with a 1.00% LIBOR floor to LIBOR plus 2.75% with no floor, (ii) extend the maturity of the Senior Secured Term Loan by three years to 2025, (iii) allow for an incremental revolving credit facility and one or more incremental term loans in an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company maintains compliance with the Total Leverage Ratio, as defined in the Credit Agreement, (iv) make available an additional restricted payment basket that permits additional repurchases, dividends or other distributions with respect to our Common and Preferred Stock in an aggregate amount up to $450.0 million so long as our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, would not exceed 2.00:1.00 on a pro forma basis, and (v) eliminate the previous capital expenditure restriction covenants on both the Senior Secured Term Loan and the Revolver (as defined below).
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
During the fourth quarter of 2017, the Company entered into the incremental revolving credit facility permitted under the Credit Agreement (the Revolver) for an aggregate commitment of $350.0 million for general corporate purposes. The Revolver matures in November 2020 and permits loans which bear interest at LIBOR plus 3.25%. The Revolver is subject to a 2.00:1.00 First Lien Leverage Ratio requirement, modified to limit unrestricted cash netting to $800.0 million. Capacity under the Revolver may also be utilized for letters of credit which incur combined fees of 3.375% per annum. Unused capacity under the Revolver bears a commitment fee of 0.5% per annum. As of June 30, 2018, the Revolver had utilized for letters of credit amounting to $129.8 million. Such letters of credit were primarily in support of our reclamation obligations.
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

On July 30, 2018, we announced the commencement of solicitations of consents (the Consent Solicitations) to amend the Indenture governing the Senior Notes. The Consent Solicitations are being made to holders of record as of July 30, 2018 (collectively, the Holders). The Consent Solicitations will expire on August 10, 2018, unless extended. The proposed amendments to the Indenture would amend, among other matters, the Restricted Payments, as defined in the Indenture, covenant to permit an additional category of permitted Restricted Payments at any time not to exceed the sum of $650.0 million, and $150.0 million per calendar year, commencing with calendar year 2019, with unused amounts in any calendar year carrying forward to and available for Restricted Payments in any subsequent calendar year.
Holders who validly deliver and do not validly revoke consents prior to the expiration will receive a consent fee of $10.00 in cash per $1,000 principal amount of 6.000% Senior Secured Notes due March 2022 or $30.00 in cash per $1,000 principal amount of 6.375% Senior Secured Notes due March 2025, subject to the receipt of the requisite consents described below. We are soliciting consents as a single proposal from Holders of at least a majority in aggregate principal amount of the outstanding Senior Notes of each series. Accordingly, adoption of the proposed amendments will require the consent of Holders of at least a majority in aggregate principal amount of the Senior Notes of each series outstanding as of July 30, 2018, with the Senior Notes of each series voting separately as a class.
Accounts Receivable Securitization
As described in Note 17. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, on the Effective Date, we entered into an amended receivables purchase agreement to extend the accounts receivable securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The term of the accounts receivable securitization program (Securitization Program) ends on April 3, 2020, subject to certain liquidity requirements and other customary events of default. The Securitization Program provides for up to $250 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of cash collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations.
At June 30, 2018, we had no outstanding borrowings and $146.3 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of portions of our obligations for reclamation, workers’ compensation and postretirement benefits.
Capital Requirements
There were no material changes to our capital requirements from the information provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. The Company has no minimum pension funding requirement for 2018, but made discretionary contributions of $42.0 million to its qualified plans during the six months ended June 30, 2018.
Contractual Obligations
There were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 and Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.
Historical Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2018 and the periods April 2 through June 30, 2017 and January 1 through April 1, 2017, as reported in the accompanying unaudited condensed consolidated financial statements:

	Successor		Predecessor
	Six Months Ended June 30, 2018	April 2 through June 30, 2017	January 1 through April 1, 2017
	(Dollars in millions)
Net cash provided by (used in) operating activities	$915.4	$65.7	$(813.0)
Net cash (used in) provided by investing activities	(18.0)	(18.5)	15.1
Net cash (used in) provided by financing activities	(489.7)	(30.2)	952.3
Net change in cash, cash equivalents and restricted cash	407.7	17.0	154.4
Cash, cash equivalents and restricted cash at beginning of period	1,070.2	1,095.6	941.2
Cash, cash equivalents and restricted cash at end of period	$1,477.9	$1,112.6	$1,095.6

Cash Flow - Successor
Cash provided by operating activities in the six months ended June 30, 2018 resulted from cash generated from our mining operations. In addition, $323.1 million of collateral was returned as we replaced collateral with other forms of financial assurance.
Cash provided by operating activities in the period April 2, 2017 through June 30, 2017 resulted from improved supply and demand conditions leading to increased cash from our mining operations. In addition, cash that was restricted in the Predecessor period became unrestricted. These factors were partially offset by the greater use of working capital related to coal stockpile increases and the payment of claims and professional fees related to the Chapter 11 Cases.
Cash used in investing activities in the six months ended June 30, 2018 resulted from additions to property, plant, equipment and mine development, which was partially offset by repayments of loans from related parties and proceeds from disposals of assets, including $20.0 million from the disposal of our interest in the Red Mountain Joint Venture.
Cash used in investing activities in the period April 2, 2017 through June 30, 2017 resulted from additions to property, plant, equipment and mine development, which was partially offset by repayments of loans from related parties.
Cash used in financing activities in the six months ended June 30, 2018 resulted primarily from $374.5 million of repurchases of common stock and $29.3 million of stock dividends paid in accordance with our shareholder return initiatives, as well as $63.5 million of payments of long-term debt, including a $46.0 million prepayment made in connection with amending our Senior Secured Term Loan.
Cash used in financing activities in the period April 2, 2017 through June 30, 2017 resulted primarily from distributions to noncontrolling interests and scheduled payments of long-term debt.
Cash Flow - Predecessor
Cash used in operating activities in the period January 1, 2017 through April 1, 2017 resulted from cash used in settlement of bankruptcy claims, partially offset by cash generated from our operations from improved supply and demand conditions.
Cash provided by investing activities in the period January 1, 2017 through April 1, 2017 resulted from repayments of loans from related parties and proceeds from disposals of assets driven by the sale of Dominion Terminal Associates, which was offset by payments for additions to property, plant and equipment.
Cash provided by financing activities in the period January 1, 2017 through April 1, 2017 resulted from debt proceeds related to our recapitalization upon emergence from the Chapter 11 cases, partially offset by related deferred financing costs.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At June 30, 2018, such instruments included $1,587.9 million of surety bonds and bank guarantees and $276.1 million of letters of credit. Such financial instruments provide support for our reclamation bonding requirements, lease obligations, insurance policies, and various other performance guarantees. We periodically evaluate the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. We do not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in our unaudited condensed consolidated balance sheets.
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

At June 30, 2018, we had total asset retirement obligations of $704.2 million which were backed by a combination of surety bonds, bank guarantees, and letters of credit.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our critical accounting policies remain unchanged at June 30, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 6. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of June 30, 2018, the Company had currency options outstanding with an aggregate notional amount of $1,125.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2018 and over the first three months of 2019. Assuming we had no foreign currency hedging instruments in place, our exposure in operating costs and expenses due to a $0.05 change in the Australian dollar/U.S. dollar exchange rate is approximately $90 to $100 million for the next twelve months. Taking into consideration the currency option contracts in place as of June 30, 2018, our net exposure to unfavorable rate changes for the next twelve months is approximately $85 to $95 million.
Other Non-Coal Trading Activities — Diesel Fuel Price Risk
Diesel Fuel Hedges. Previously, we managed price risk of the diesel fuel used in our mining activities through the use of cost pass-through contracts and from time to time, derivatives, primarily swaps. However, as of June 30, 2018, we did not have any diesel fuel derivative instruments in place.
We expect to consume 120 to 130 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $29 million based on our expected usage.

Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Programs
On August 1, 2017, we announced that our Board of Directors authorized a share repurchase program to allow repurchases of up to $500 million of the then outstanding shares of our Common Stock (Repurchase Program). On April 25, 2018, we announced that the Board authorized the expansion of the Repurchase Program to $1.0 billion. Repurchases may be made from time to time at the Company’s discretion. The specific timing, price and size of purchases will depend on the share price, general market and economic conditions and other considerations, including compliance with various debt agreements as they may be amended from time to time. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through June 30, 2018, we have repurchased approximately 15.0 million shares of our Common Stock for $549.9 million, leaving $450.1 million available for share repurchase under the Repurchase Program. Subsequent to June 30, 2018 and through July 31, 2018, we have purchased an additional 0.6 million shares of our Common Stock for $25.0 million. The purchases were made in compliance with our debt provisions that limit our ability to repurchase shares following the Effective Date. Limitations on share repurchases imposed by our debt instruments are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2018	1,896,612	$37.10	1,513,851	$593.2
May 1 through May 31, 2018	1,943,067	40.25	1,942,900	515.1
June 1 through June 30, 2018	1,405,758	46.23	1,405,698	450.1
Total	5,245,437	$40.71	4,862,449

(1)	Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the Repurchase Program.
Dividends
During the three and six months ended June 30, 2018, the Company declared dividends per share of $0.115 and $0.230, respectively. On July 19, 2018, the Company declared an additional dividend per share of $0.125 to be paid on August 23, 2018 to shareholders of record as of August 2, 2018. The declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors that our Board of Directors may deem relevant to such evaluations. Payment of dividends is subject to certain limitations following the Effective Date, as set forth in our debt provisions. Such limitations on dividends are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Mandatory Conversion of Preferred Stock
Each outstanding share of our Preferred Stock was subject to mandatory automatic conversion into a number of shares of Common Stock if the volume weighted average price of the Common Stock exceeded $32.50 for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period. On January 31, 2018, the requirements for such a mandatory conversion were met and the then outstanding 13.2 million shares of Preferred Stock were automatically converted into 24.8 million shares of Common Stock. As a result of this mandatory conversion, we recorded a non-cash preferred dividend charge of $102.5 million during the six months ended June 30, 2018. After the mandatory conversion, no shares of Preferred Stock are issued or outstanding and all rights of the prior holders of Preferred Stock have terminated.
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
Item 6. Exhibits.
See Exhibit Index at page 73 of this report.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

10.1†
Amendment No. 5 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of Peabody Energy Corporation party thereto as reaffirming parties, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent

31.1†
Certification of periodic financial report by the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†
Certification of periodic financial report by the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer

32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer

95†	Mine Safety Disclosure required by Item 104 of Regulation S-K

101†	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed”

†	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	August 3, 2018	By:	/s/ AMY B. SCHWETZ
Amy B. Schwetz
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)