Form 10-Q
period 2019-03-31
PEABODY ENERGY CORP
filed 2019-05-08
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 1-16463
____________________________________________
PEABODY ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-4004153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Market Street, St. Louis, Missouri	63101-1826
(Address of principal executive offices)	(Zip Code)
(314) 342-3400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BTU	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 107.0 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at May 2, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions, except per share data)
Revenues	$1,250.6	$1,462.7
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	948.4	1,057.2
Depreciation, depletion and amortization	172.5	169.6
Asset retirement obligation expenses	13.8	12.3
Selling and administrative expenses	36.7	37.0
Other operating (income) loss:
Net gain on disposals	(1.5)	(30.6)
Provision for North Goonyella equipment loss	24.7	—
North Goonyella insurance recovery	(125.0)	—
Income from equity affiliates	(3.5)	(22.0)
Operating profit	184.5	239.2
Interest expense	35.8	36.3
Interest income	(8.3)	(7.2)
Net periodic benefit costs, excluding service cost	4.9	4.5
Reorganization items, net	—	(12.8)
Income from continuing operations before income taxes	152.1	218.4
Income tax provision	18.8	10.1
Income from continuing operations, net of income taxes	133.3	208.3
Loss from discontinued operations, net of income taxes	(3.4)	(1.3)
Net income	129.9	207.0
Less: Series A Convertible Preferred Stock dividends	—	102.5
Less: Net income (loss) attributable to noncontrolling interests	5.7	(2.1)
Net income attributable to common stockholders	$124.2	$106.6

Income from continuing operations:
Basic income per share	$1.18	$0.84
Diluted income per share	$1.15	$0.83
Net income attributable to common stockholders:
Basic income per share	$1.14	$0.83
Diluted income per share	$1.12	$0.82
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net income	$129.9	$207.0
Other comprehensive loss, net of income taxes:
Postretirement plans and workers’ compensation obligations (net of respective tax provision of $0.0 and $0.0)
Amortization of prior service credit included in net income	(2.2)	—
Postretirement plans and workers’ compensation obligations	(2.2)	—
Foreign currency translation adjustment	0.1	(0.8)
Other comprehensive loss, net of income taxes	(2.1)	(0.8)
Comprehensive income	127.8	206.2
Less: Series A Convertible Preferred Stock dividends	—	102.5
Less: Net income (loss) attributable to noncontrolling interests	5.7	(2.1)
Comprehensive income attributable to common stockholders	$122.1	$105.8

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2019	December 31, 2018
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$798.1	$981.9
Accounts receivable, net of allowance for doubtful accounts of $4.4 at March 31, 2019 and December 31, 2018	554.6	450.4
Inventories	268.5	280.2
Other current assets	239.5	243.1
Total current assets	1,860.7	1,955.6
Property, plant, equipment and mine development, net	5,069.5	5,207.0
Operating lease right-of-use assets	97.0	—
Investments and other assets	211.8	212.6
Deferred income taxes	48.5	48.5
Total assets	$7,287.5	$7,423.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$34.8	$36.5
Accounts payable and accrued expenses	1,014.4	1,022.0
Total current liabilities	1,049.2	1,058.5
Long-term debt, less current portion	1,326.9	1,330.5
Deferred income taxes	9.7	9.7
Asset retirement obligations	691.8	686.4
Accrued postretirement benefit costs	543.7	547.7
Operating lease liabilities, less current portion	58.2	—
Other noncurrent liabilities	345.9	339.3
Total liabilities	4,025.4	3,972.1
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 137.9 shares issued and 107.5 shares outstanding as of March 31, 2019 and 137.7 shares issued and 110.4 shares outstanding as of December 31, 2018	1.4	1.4
Additional paid-in capital	3,322.3	3,304.7
Treasury stock, at cost — 30.4 and 27.3 common shares as of March 31, 2019 and December 31, 2018	(1,125.3)	(1,025.1)
Retained earnings	978.3	1,074.5
Accumulated other comprehensive income	38.0	40.1
Peabody Energy Corporation stockholders’ equity	3,214.7	3,395.6
Noncontrolling interests	47.4	56.0
Total stockholders’ equity	3,262.1	3,451.6
Total liabilities and stockholders’ equity	$7,287.5	$7,423.7

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$129.9	$207.0
Loss from discontinued operations, net of income taxes	3.4	1.3
Income from continuing operations, net of income taxes	133.3	208.3
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	172.5	169.6
Noncash interest expense, net	5.5	3.1
Deferred income taxes	—	0.7
Noncash share-based compensation	11.6	8.1
Net gain on disposals	(1.5)	(30.6)
Income from equity affiliates	(3.5)	(22.0)
Provision for North Goonyella equipment loss	24.7	—
North Goonyella insurance recovery	(116.9)	—
Foreign currency option contracts	1.1	2.0
Noncash reorganization items, net	—	(12.8)
Changes in current assets and liabilities:
Accounts receivable	5.5	117.1
Inventories	11.1	25.2
Other current assets	(3.1)	(34.3)
Accounts payable and accrued expenses	(30.6)	(45.4)
Collateral arrangements	—	214.0
Asset retirement obligations	5.5	7.0
Workers’ compensation obligations	0.8	0.3
Postretirement benefit obligations	(6.2)	(2.6)
Pension obligations	1.0	(32.3)
Other, net	(10.0)	5.3
Net cash provided by continuing operations	200.8	580.7
Net cash used in discontinued operations	(3.2)	(1.0)
Net cash provided by operating activities	197.6	579.7
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(35.8)	(53.7)
Changes in accrued expenses related to capital expenditures	(3.8)	(4.9)
Federal coal lease expenditures	—	(0.5)
Proceeds from disposal of assets, net of receivables	11.0	23.0
Amount attributable to acquisition of Shoal Creek Mine	(2.4)	—
Contributions to joint ventures	(118.4)	(123.5)
Distributions from joint ventures	110.9	120.7
Advances to related parties	(1.5)	(2.0)
Cash receipts from Middlemount Coal Pty Ltd	1.1	35.8
Other, net	0.8	(1.3)
Net cash used in investing activities	(38.1)	(6.4)

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Cash Flows From Financing Activities
Repayments of long-term debt	(8.3)	(8.2)
Common stock repurchases	(98.8)	(175.5)
Repurchase of employee common stock relinquished for tax withholding	(1.4)	—
Dividends paid	(214.4)	(15.0)
Distributions to noncontrolling interests	(14.3)	(6.6)
Other, net	(0.1)	0.2
Net cash used in financing activities	(337.3)	(205.1)
Net change in cash, cash equivalents and restricted cash	(177.8)	368.2
Cash, cash equivalents and restricted cash at beginning of period (1)	1,017.4	1,070.2
Cash, cash equivalents and restricted cash at end of period (2)	$839.6	$1,438.4

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$981.9
Restricted cash included in “Investments and other assets”	35.5
Cash, cash equivalents and restricted cash at beginning of period	$1,017.4

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$798.1
Restricted cash included in “Investments and other assets”	41.5
Cash, cash equivalents and restricted cash at end of period	$839.6

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions, except per share data)
Series A Convertible Preferred Stock
Balance, beginning of period	$—	$576.0
Series A Convertible Preferred Stock conversions	—	(576.0)
Balance, end of period	—	—

Common Stock
Balance, beginning of period	1.4	1.0
Series A Convertible Preferred Stock conversions	—	0.4
Balance, end of period	1.4	1.4

Additional paid-in capital
Balance, beginning of period	3,304.7	2,590.3
Dividends declared	6.0	0.4
Series A Convertible Preferred Stock conversions	—	678.1
Share-based compensation for equity-classified awards	11.6	8.1
Balance, end of period	3,322.3	3,276.9

Treasury stock
Balance, beginning of period	(1,025.1)	(175.9)
Common stock repurchases	(98.8)	(175.5)
Repurchase of employee common stock relinquished for tax withholding	(1.4)	—
Balance, end of period	(1,125.3)	(351.4)

Retained earnings
Balance, beginning of period	1,074.5	613.6
Impact of adoption of Accounting Standards Update 2014-09	—	(22.5)
Net income	124.2	209.1
Dividends declared ($1.980 per share, $0.115 per share)	(220.4)	(15.4)
Series A Convertible Preferred Stock conversions	—	(102.5)
Balance, end of period	978.3	682.3

Accumulated other comprehensive income
Balance, beginning of period	40.1	1.4
Postretirement plans and workers' compensation obligations (net of respective tax provision of $0.0 and $0.0)	(2.2)	—
Foreign currency translation adjustment	0.1	(0.8)
Balance, end of period	38.0	0.6

Noncontrolling interests
Balance, beginning of period	56.0	49.4
Net income (loss)	5.7	(2.1)
Distributions to noncontrolling interests	(14.3)	(6.6)
Balance, end of period	47.4	40.7
Total stockholders’ equity	$3,262.1	$3,650.5

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2018 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2019.
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852, “Reorganizations”, requires that financial statements distinguish transactions and events that are directly associated with a reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred during the bankruptcy proceedings from which the Company emerged on April 3, 2017 were recorded in “Reorganization items, net” in the unaudited condensed consolidated statements of operations. “Reorganization items, net” for the three months ended March 31, 2018 consisted of settlement gains of $12.8 million related to certain unsecured claims.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Leases. In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by requiring the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for leases with lease terms of more than 12 months. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. The FASB has continued to clarify this guidance through the issuance of additional updates to ASU 2016-02.
On January 1, 2019, the Company adopted ASU 2016-02 using the modified transition approach and elected the package of practical expedients offered under ASU 2016-02, as updated, that allows it to forgo reassessment of lease classification for leases that have already commenced. The Company also elected the practical expedients to adopt ASU 2016-02 without restating comparative prior period financial information, to not recognize ROU assets and lease liabilities for operating leases with shorter than 12 month terms and to include both lease and non-lease components within lease payments. The Company has implemented the systems functionality and internal control processes necessary to comply with the new reporting requirements of ASU 2016-02.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized the cumulative effect of initially applying ASU 2016-02 as an adjustment on January 1, 2019 and comparative information presented herein has not been restated. ASU 2016-02 had a material impact on the Company's consolidated balance sheet but did not have a material impact on its results of operations or its cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases upon adoption, as set forth in the table below. The Company's accounting for finance leases remained unchanged.

Adoption of ASU 2016-02 January 1, 2019
(Dollars in millions)
ASSETS
Operating lease right-of-use assets	$109.3
Total assets	$109.3

LIABILITIES
Accounts payable and accrued expenses	$41.8
Total current liabilities	41.8
Operating lease liabilities, less current portion	67.5
Total liabilities	$109.3
ASU 2016-02 also requires entities to disclose certain qualitative and quantitative information regarding the amount, timing, and uncertainty of cash flows arising from leases. Such disclosures are included in Note 11. “Leases.”
Leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible rights to explore for those natural resources and rights to use the land in which those natural resources are contained are excluded from the scope of ASU 2016-02. As such, the adoption of ASU 2016-02 did not impact the accounting for the coal reserve leases under which the Company mines a substantial amount of its coal production. Such leases typically require royalties to be paid as the coal is mined and sometimes require minimum annual royalties to be paid regardless of the amount of coal mined during the year.
Leases - Land Easements. In January 2018, the FASB issued ASU 2018-01 to provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under prior leasing guidance. On January 1, 2019, the Company adopted the expedient to evaluate new or modified land easements under Topic 842, and it did not have a material impact on the Company’s results of operations, financial condition, cash flows or financial statement presentation.
Accounting Standards Not Yet Implemented
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments. The pronouncement replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income. This standard is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for the Company) and interim periods therein, with early adoption permitted for fiscal years, and interim periods therein, beginning after December 15, 2018. The Company is in the process of evaluating the update and expects to adopt ASU 2016-13 as of January 1, 2020 with no material impact to the Company’s results of operations, financial condition, cash flows or financial statement presentation.
Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all companies for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for all amendments. Further, a company may elect to early adopt the removal or modification of disclosures immediately and delay adoption of the new disclosure requirements until the effective date. The Company plans to adopt all disclosure requirements effective January 1, 2020.

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
(3)    Acquisition of Shoal Creek Mine
On December 3, 2018, the Company completed the acquisition of the Shoal Creek metallurgical coal mine, preparation plant and supporting assets located in Alabama (Shoal Creek Mine) for a purchase price of $387.4 million. In January 2019, the Company agreed to pay an additional $2.4 million to settle a working capital adjustment. The purchase price was funded with available cash on hand and reflected customary purchase price adjustments. The acquisition expands the Company’s seaborne metallurgical mining platform.
The acquisition excluded all liabilities other than reclamation and the Company is not responsible for other liabilities arising out of or relating to the operation of the Shoal Creek Mine prior to the acquisition date, including with respect to employee benefit plans and post-employment benefits. In connection with completing the acquisition, a new collective bargaining agreement was reached with the union-represented workforce that eliminates participation in the multi-employer pension plan and replaces it with a 401(k) retirement plan.
The preliminary purchase accounting allocations have been recorded in the accompanying unaudited condensed consolidated financial statements as of, and for the period subsequent to the acquisition date. The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed that were recognized at the acquisition and control date (in millions):

Inventories	$39.7
Property, plant, equipment and mine development	364.7
Current liabilities	(4.1)
Asset retirement obligations	(10.5)
Total purchase price	$389.8
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
The changes to the purchase price allocation during the three months ended March 31, 2019 were all contained within the amounts allocated to property, plant, equipment and mine development. Those changes did not have an impact on the amount of depletion, depreciation or amortization that would have been recorded during the year ended December 31, 2018 had the update purchase price allocation been known at that time. The Company is evaluating the mine plan, assessing the equipment and inventories, and reviewing coal reserve studies on the Shoal Creek Mine, the outcome of which will determine the fair value allocated to the asset retirement obligation, coal reserve assets and equipment. The valuation of the net assets acquired is expected to be finalized once those assessments and third-party valuation appraisals are completed. In connection with the acquisition, the Company recorded a contract based intangible liability of $3.5 million to reflect the fair value of a coal supply agreement. The liability was amortized to income in January 2019 and the related contract was renegotiated on market terms.
The results of Shoal Creek Mine for the three months ended March 31, 2019 are included in the unaudited condensed consolidated statement of operations and are reported in the Seaborne Metallurgical Mining segment.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following unaudited pro forma financial information presents the estimated combined results of operations of the Company and Shoal Creek Mine, on a pro forma basis, as though the operations of the Shoal Creek Mine had been combined with the Company’s operations as of January 1, 2018. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the operations of the Company and Shoal Creek Mine been combined during those periods or that may be attained in the future.

Three Months Ended March, 31, 2018
(Dollars in millions, except per share data)
Revenues	$1,567.7
Income from continuing operations, net of income taxes	251.2
Basic earnings per share from continuing operations	$1.17
Diluted earnings per share from continuing operations	$1.15
The pro forma income from continuing operations, net of income taxes includes adjustments to operating costs to reflect the additional expense for the estimated impact of the fair value adjustment for coal inventory, a reduction in postretirement benefit costs resulting from the new collective bargaining agreement described above, and the estimated impact on depreciation, depletion and amortization for the fair value adjustment for property, plant and equipment (including coal reserve assets). On a pro forma basis, the acquisition would have had no impact on taxable income due to the Company’s federal net operating losses.
(4)    Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606), which the Company adopted on January 1, 2018, using the modified retrospective approach. Refer to Note 1. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for the Company’s policies regarding “Revenues” and “Accounts receivable, net.”
Disaggregation of Revenues
Revenue by product type and market is set forth in the following tables. With respect to its seaborne mining segments, the Company classifies as “Export” certain revenue from domestically-delivered coal under contracts in which the price is derived on a basis similar to export contracts.

	Three Months Ended March 31, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$38.4	$—	$287.3	$179.0	$142.7	$—	$647.4
Export	211.9	—	—	—	7.0	—	218.9
Total thermal	250.3	—	287.3	179.0	149.7	—	866.3
Metallurgical coal
Export	—	323.7	—	—	—	—	323.7
Total metallurgical	—	323.7	—	—	—	—	323.7
Other	0.7	0.8	—	0.1	6.0	53.0	60.6
Revenues	$251.0	$324.5	$287.3	$179.1	$155.7	$53.0	$1,250.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$36.1	$—	$389.2	$200.9	$130.3	$—	$756.5
Export	164.9	—	—	0.7	8.0	—	173.6
Total thermal	201.0	—	389.2	201.6	138.3	—	930.1
Metallurgical coal
Export	—	465.3	—	—	—	—	465.3
Total metallurgical	—	465.3	—	—	—	—	465.3
Other	0.4	0.9	0.1	0.1	5.4	60.4	67.3
Revenues	$201.4	$466.2	$389.3	$201.7	$143.7	$60.4	$1,462.7
Revenue by contract duration was as follows:

	Three Months Ended March 31, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$171.1	$232.8	$280.1	$167.8	$146.0	$—	$997.8
Less than one year	79.2	90.9	7.2	11.2	3.7	—	192.2
Other (2)	0.7	0.8	—	0.1	6.0	53.0	60.6
Revenues	$251.0	$324.5	$287.3	$179.1	$155.7	$53.0	$1,250.6

	Three Months Ended March 31, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$177.3	$397.5	$343.4	$187.6	$127.3	$—	$1,233.1
Less than one year	23.7	67.8	45.8	14.0	11.0	—	162.3
Other (2)	0.4	0.9	0.1	0.1	5.4	60.4	67.3
Revenues	$201.4	$466.2	$389.3	$201.7	$143.7	$60.4	$1,462.7

(1)
Corporate and Other revenue includes realized and unrealized gains and losses related to mark-to-market activity from economic hedge activities intended to hedge future coal sales. Refer to Note 8. “Derivatives and Fair Value Measurements” for additional information regarding the economic hedge activities.

(2)
Other includes revenues from arrangements such as customer contract-related payments, royalties related to coal lease agreements, sales agency commissions, farm income and property and facility rentals, for which contract duration is not meaningful.

Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to March 31, 2019 of approximately $5.0 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at March 31, 2019. Approximately 47% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable
“Accounts receivable, net” at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Trade receivables, net	$366.6	$345.5
Miscellaneous receivables, net	188.0	104.9
Accounts receivable, net	$554.6	$450.4
Trade receivables, net presented above have been shown net of reserves of $0.1 million as of both March 31, 2019 and December 31, 2018. Miscellaneous receivables, net presented above have been shown net of reserves of $4.3 million as of both March 31, 2019 and December 31, 2018. Included in “Operating costs and expenses” in the unaudited condensed consolidated statements of operations was a charge for doubtful trade receivables of $0.2 million for the three months ended March 31, 2018. No charges for doubtful accounts were recognized during the three months ended March 31, 2019.
The Company also records long-term customer receivables related to the reimbursement of certain post-mining costs which are included within “Investments and other assets” in the accompanying condensed consolidated balance sheets. The balance of such receivables was $11.3 million and $11.1 million as of March 31, 2019 and December 31, 2018, respectively. In connection with the adoption of ASC 606, the Company records a portion of the consideration received as “Interest income” in the accompanying unaudited condensed consolidated statements of operations, due to the embedded financing element within the related contract. Interest income related to these arrangements amounted to $2.7 million and $2.1 million during the three months ended March 31, 2019 and 2018, respectively.
(5)    Discontinued Operations
Discontinued operations include certain former Seaborne Thermal Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the periods presented below:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(3.4)	$(1.3)
Liabilities of Discontinued Operations
Liabilities classified as discontinued operations included in the Company’s condensed consolidated balance sheets were as follows:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Liabilities:
Accounts payable and accrued expenses	$54.0	$54.0
Other noncurrent liabilities	141.3	141.0
Total liabilities classified as discontinued operations	$195.3	$195.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Patriot-Related Matters
A significant portion of the liabilities in the table above relate to Patriot. In 2012, Patriot filed voluntary petitions for relief under the Bankruptcy Code. In 2013, the Company entered into a definitive settlement agreement (2013 Agreement) with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all then-disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the Eastern District of Virginia and subsequently initiated a process to sell some or all of its assets to qualified bidders. On October 9, 2015, Patriot’s bankruptcy court entered an order confirming Patriot’s plan of reorganization, which provided, among other things, for the sale of substantially all of Patriot’s assets to two different buyers.
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies and the accounting for these liabilities could be reduced in the future depending on the DOL’s responses. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $103.1 million and $102.7 million at March 31, 2019 and December 31, 2018, respectively. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
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
Under the terms of the Patriot spin-off, Patriot was primarily liable to the Combined Fund for the approximately $40.0 million of its subsidiaries’ obligations at that time. Once Patriot ceased meeting its obligations, the Company was held responsible for these costs and, as a result, recorded “Loss from discontinued operations, net of income taxes” charges of $0.2 million during the three months ended March 31, 2019 and 2018. The Company made payments into the fund of $0.5 million and $0.6 million during the three months ended March 31, 2019 and 2018, respectively, and estimates that the annual cash cost to fund these potential Combined Fund liabilities will range between $1 million and $2 million in the near-term, with those premiums expected to decline over time because the fund is closed to new participants. The liability related to the fund was $16.0 million and $16.4 million at March 31, 2019 and December 31, 2018, respectively.
UMWA 1974 Pension Plan (UMWA Plan) Litigation. On July 16, 2015, a lawsuit was filed by the UMWA Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the UMWA Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against PEC, Peabody Holding Company, LLC, a subsidiary of the Company, and Arch Coal, Inc. The plaintiffs sought, pursuant to the Employee Retirement Income Security Act of 1974 (ERISA) and the Multiemployer Pension Plan Amendments Act of 1980, a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants have statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. After a legal and arbitration process and with the approval of the U.S. Bankruptcy Court for the Eastern District of Missouri (Bankruptcy Court), on January 25, 2017, the UMWA Plan and the Company agreed to a settlement of the claim which entitled the UMWA Plan to $75 million to be paid by the Company in increments through 2021. The balance of the liability, on a discounted basis, was $37.8 million and $36.7 million at March 31, 2019 and December 31, 2018, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)     Inventories
Inventories as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Materials and supplies	$118.9	$118.1
Raw coal	50.0	53.6
Saleable coal	99.6	108.5
Total	$268.5	$280.2
Materials and supplies inventories presented above have been shown net of reserves of $1.1 million and $0.2 million as of March 31, 2019 and December 31, 2018, respectively.
(7) Equity Method Investments
The Company had total equity method investments of $48.4 million and $45.9 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively, related to Middlemount Coal Pty Ltd (Middlemount). Included in “Income from equity affiliates” in the unaudited condensed consolidated statements of operations was $3.8 million and $22.2 million related to Middlemount for the three months ended March 31, 2019 and 2018, respectively. Middlemount’s standalone results include (on a 50% attributable basis):

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Depreciation, depletion and amortization and asset retirement obligation expenses	$3.6	$3.9
Net interest expense	2.2	3.6
Income tax provision	1.7	5.1
The Company received cash payments from Middlemount of $1.1 million and $35.8 million during the three months ended March 31, 2019 and 2018, respectively.
(8) Derivatives and Fair Value Measurements
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
As of March 31, 2019, the Company had currency options outstanding with an aggregate notional amount of $975.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2019. The instruments are quarterly average rate options whereby the Company is entitled to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.76 to $0.77 over the remainder of 2019.
As of March 31, 2019, the Company held coal-related financial contracts related to a portion of its forecasted sales for an aggregate notional volume of 3.7 million tonnes. Such financial contracts include futures, forwards and options. Of the aggregate notional volume, 2.2 million tonnes will settle in 2019 and the remainder will settle in 2020.
The Company had no diesel fuel or interest rate derivatives in place as of March 31, 2019.

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
Offsetting and Balance Sheet Presentation
The Company has master netting agreements with certain of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets.
The Company’s coal trading assets and liabilities include financial instruments cleared through various exchanges, which involve the daily net settlement of open positions. The Company must post cash collateral in the form of initial margin, in addition to variation margin, on exchange-cleared positions that are in a net liability position and receives variation margin when in a net asset position. The Company also transacts in coal trading financial swaps and options through over-the-counter (OTC) markets with financial institutions and other non-financial trading entities under International Swaps and Derivatives Association (ISDA) Master Agreements, which contain symmetrical default provisions. Certain of the Company’s coal trading agreements with OTC counterparties also contain credit support provisions that may periodically require the Company to post, or entitle the Company to receive, variation margin. Physical coal and freight-related purchase and sale contracts included in the Company’s coal trading assets and liabilities are executed pursuant to master purchase and sale agreements that also contain symmetrical default provisions and allow for the netting and setoff of receivables and payables that arise during the same time period. The Company offsets its coal trading asset and liability derivative positions, and variation margin related to those positions, on a counterparty-by-counterparty basis in the condensed consolidated balance sheets.
The fair value of derivatives reflected in the accompanying condensed consolidated balance sheets are set forth in the table below.

	March 31, 2019		December 31, 2018
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$1.3	$—	$1.2	$—
Coal contracts related to forecasted sales	23.0	(7.9)	6.6	(23.1)
Coal trading contracts	144.9	(137.7)	59.7	(64.4)
Total derivatives	169.2	(145.6)	67.5	(87.5)
Effect of counterparty netting	(145.5)	145.5	(64.5)	64.5
Variation margin (held) posted	(18.2)	—	—	21.8
Net derivatives and margin as classified in the balance sheets	$5.5	$(0.1)	$3.0	$(1.2)
The net amounts of asset derivatives are included in “Other current assets” and the net amount of liability derivatives, net of margin, are included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.
Effects of Derivatives on Measures of Financial Performance
Currently, the Company does not seek cash flow hedge accounting treatment for its currency- or coal-related derivative financial instruments and thus changes in fair value are reflected in current earnings.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives.

	Three Months Ended March 31, 2019
	Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(1.1)	$(1.3)	$0.2
Coal contracts related to forecasted sales	50.7	10.9	39.8
Coal trading contracts	(1.1)	(4.8)	3.7
Total	$48.5	$4.8	$43.7

	Three Months Ended March 31, 2018
	Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(4.2)	$(2.4)	$(1.8)
Coal contracts related to forecasted sales	59.8	21.2	38.6
Coal trading contracts	(1.0)	(2.8)	1.8
Total	$54.6	$16.0	$38.6
During the three months ended March 31, 2019 and 2018, gains and losses on foreign currency option contracts were included in “Operating costs and expenses,” and gains and losses on coal contracts related to forecasted sales and those related to coal trading contracts were included in “Revenues” in the accompanying unaudited condensed consolidated statements of operations.
The Company classifies the cash effects of its derivatives within the “Cash Flows From Operating Activities” section of the unaudited condensed consolidated statements of cash flows.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.3	$—	$1.3
Coal contracts related to forecasted sales	—	18.8	—	18.8
Coal trading contracts	—	(14.7)	—	(14.7)
Equity securities	—	—	10.0	10.0
Total net financial assets	$—	$5.4	$10.0	$15.4

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.2	$—	$1.2
Coal contracts related to forecasted sales	—	(21.2)	—	(21.2)
Coal trading contracts	—	21.8	—	21.8
Equity securities	—	—	10.0	10.0
Total net financial assets	$—	$1.8	$10.0	$11.8
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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2019 and December 31, 2018:

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

The carrying amount and estimated fair values of the Company’s current and long-term debt as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in millions)
Current and Long-term debt	$1,361.7	$1,406.6	$1,367.0	$1,366.2

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
The Company had no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2019 and 2018. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
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
As of March 31, 2019, 43% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 57% was with counterparties that are not rated.
Performance Assurances and Collateral
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. As of March 31, 2019, the Company was in receipt of $18.2 million in variation margin, while it had posted $21.8 million of net variation margin at December 31, 2018.
In addition to the requirements surrounding variation margin, the Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. The Company posted initial margin of $15.5 million and $16.7 million as of March 31, 2019 and December 31, 2018, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. As of March 31, 2019, the Company had posted $6.0 million in excess of initial margin requirements, while as of December 31, 2018, the Company was in receipt of $2.2 million.
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on an aggregate fair value at March 31, 2019 and December 31, 2018, would have amounted to collateral postings to counterparties of approximately $0.1 million and $1.3 million, respectively. As of March 31, 2019 and December 31, 2018, the Company was not required to post collateral to counterparties for such positions.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)     Intangible Contract Assets and Liabilities
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Note 3. “Acquisition of Shoal Creek Mine,” the Company has recorded intangible assets and liabilities to reflect the fair value of certain U.S. coal supply agreements as a result of differences between contract terms and estimated market terms for the same coal products, and also recorded intangible liabilities related to unutilized capacity under its port and rail take-or-pay contracts. The balances, net of accumulated amortization, and respective balance sheet classifications at March 31, 2019 and December 31, 2018, are set forth in the following tables:

	March 31, 2019
	(Dollars in millions)
	Assets	Liabilities	Net Total
Coal supply agreements	$60.5	$(27.3)	$33.2
Take-or-pay contracts	—	(51.8)	(51.8)
Total	$60.5	$(79.1)	$(18.6)

Balance sheet classification:
Investments and other assets	$60.5	$—	$60.5
Accounts payable and accrued expenses	—	(14.0)	(14.0)
Other noncurrent liabilities	—	(65.1)	(65.1)
Total	$60.5	$(79.1)	$(18.6)

	December 31, 2018
	(Dollars in millions)
	Assets	Liabilities	Net Total
Coal supply agreements	$70.9	$(32.9)	$38.0
Take-or-pay contracts	—	(57.1)	(57.1)
Total	$70.9	$(90.0)	$(19.1)

Balance sheet classification:
Investments and other assets	$70.9	$—	$70.9
Accounts payable and accrued expenses	—	(20.3)	(20.3)
Other noncurrent liabilities	—	(69.7)	(69.7)
Total	$70.9	$(90.0)	$(19.1)
Amortization of the intangible assets and liabilities related to coal supply agreements occurs ratably based upon coal volumes shipped per contract and is recorded as a component of “Depreciation, depletion and amortization” in the accompanying unaudited condensed consolidated statements of operations. Such amortization amounted to $4.8 million and $29.3 million during the three months ended March 31, 2019 and 2018, respectively. The Company anticipates net amortization of sales contracts, based upon expected shipments, to be an expense of approximately $22 million during the remaining nine months of 2019, and for the years 2020 through 2023, expense of approximately $8 million, $3 million, $1 million and $1 million, respectively.
Future unutilized capacity and the amortization periods related to the take-or-pay contract intangible liabilities are based upon estimates of forecasted usage. Such amortization, which is classified as a reduction to “Operating costs and expenses” in the accompanying unaudited condensed consolidated statements of operations, amounted to $5.6 million and $8.3 million during the three months ended March 31, 2019 and 2018, respectively. The Company anticipates net amortization of take-or-pay contract intangible liabilities to be approximately $11 million during the remaining nine months of 2019, and for the years 2020 through 2023, approximately $9 million, $4 million, $3 million and $3 million, respectively, and $22 million thereafter.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of March 31, 2019 and December 31, 2018 is set forth in the table below:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Land and coal interests	$4,149.8	$4,148.8
Buildings and improvements	558.3	559.3
Machinery and equipment	1,474.0	1,456.3
Less: Accumulated depreciation, depletion and amortization	(1,112.6)	(957.4)
Property, plant, equipment and mine development, net	$5,069.5	$5,207.0
(11) Leases
The Company has operating and finance leases for mining and non-mining equipment, office space, and certain other facilities under various non-cancellable agreements. Historically, the majority of the Company’s leases have been accounted for as operating leases.
The Company determines if an arrangement is a lease at inception. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. For the purpose of calculating such present values, lease payments include components that vary based upon an index or rate, using the prevailing index or rate at the commencement date, and exclude components that vary based upon other factors. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's leases may include options to extend or terminate the lease, and such options are reflected in the term when their exercise is reasonably certain. Lease expense is recognized on a straight-line basis over the lease term.
For certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.
The Company and certain of its subsidiaries have guaranteed other subsidiaries’ performance under various lease obligations. Certain lease agreements are subject to the restrictive covenants of the Company’s credit facilities and include cross-acceleration provisions, under which the lessor could require remedies including, but not limited to, immediate recovery of the present value of any remaining lease payments. The Company typically agrees to indemnify lessors for the value of the property or equipment leased, should the property be damaged or lost during the course of the Company’s operations. The Company expects that losses with respect to leased property, if any, may be covered by insurance (subject to deductibles). Aside from indemnification of the lessor for the value of the property leased, the Company’s maximum potential obligations under its leases are equal to the respective future minimum lease payments, and the Company assumes that no amounts could be recovered from third parties. In this regard, the Company has recorded provisions amounting to $50.7 million related to the loss of leased equipment at its North Goonyella Mine as described in Note 16. “Other Events.”
One of the Company’s operating lease agreements for underground mining equipment in Australia entered into in 2013 requires contingent rent to be paid only if and when certain coal is mined at a specified margin as defined in the agreements. There was no contingent expense related to that arrangement for the periods listed below.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense during the three months ended March 31, 2019 were as follows:

Three Months Ended March 31, 2019
(Dollars in millions)
Operating lease cost:
Operating lease cost	$15.5
Short-term lease cost	8.3
Variable lease cost	6.0
Sublease income	(1.4)
Total operating lease cost	$28.4

Finance lease cost:
Amortization of right-of-use assets	$4.1
Interest on lease liabilities	0.5
Total finance lease cost	$4.6
Rental expense under operating leases, including expense related to short-term operating leases, was $44.7 million during the three months ended March 31, 2018.
Supplemental balance sheet information related to leases at March 31, 2019 was as follows:

March 31, 2019
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$97.0

Accounts payable and accrued expenses	$30.7
Operating lease liabilities, less current portion	58.2
Total operating lease liabilities	$88.9

Finance leases:
Property, plant, equipment and mine development	$97.8
Accumulated depreciation	(33.4)
Property, plant, equipment and mine development, net	$64.4

Current portion of long-term debt	$30.8
Long-term debt, less current portion	1.9
Total finance lease liabilities	$32.7

Weighted average remaining lease term
Operating leases	4.2 years
Finance leases	5.4 years

Weighted average discount rate
Operating leases	7.4%
Finance leases	7.6%

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information related to leases during the three months ended March 31, 2019 was as follows:

Three Months Ended March 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24.1
Operating cash flows for finance leases	0.7
Financing cash flows for finance leases	7.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0.5
Finance leases	—
The Company's leases have remaining lease terms of 1 year to 23 years, some of which include options to extend the terms deemed reasonably certain of exercise. Maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2019	$27.0	$28.7
2020	28.0	8.1
2021	16.5	0.5
2022	11.9	0.5
2023	12.2	0.5
2024 and thereafter	12.1	8.7
Total lease payments	107.7	47.0
Less imputed interest	(18.8)	(14.3)
Total lease liabilities	$88.9	$32.7
(12)  Income Taxes
The Company’s income tax provision of $18.8 million and $10.1 million for the three months ended March 31, 2019 and 2018, respectively, included a tax benefit of less than $0.1 million and a tax provision of $0.5 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s effective tax rate before remeasurement for the three months ended March 31, 2019 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowances.
(13)     Long-term Debt
The Company’s total indebtedness as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022	$500.0	$500.0
6.375% Senior Secured Notes due March 2025	500.0	500.0
Senior Secured Term Loan due 2025, net of original issue discount	395.0	395.9
Finance lease and other obligations	32.7	40.0
Less: Debt issuance costs	(66.0)	(68.9)
	1,361.7	1,367.0
Less: Current portion of long-term debt	34.8	36.5
Long-term debt	$1,326.9	$1,330.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Senior Notes were issued at par value. The Company paid aggregate debt issuance costs of $49.5 million related to the offering, which are being amortized over the respective terms of the Senior Notes. Interest payments on the Senior Notes are scheduled to occur each year on March 31st and September 30th until maturity. During the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $18.0 million and $17.5 million, respectively, related to the Senior Notes.
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
On August 9, 2018, the Company executed an amendment to the Indenture following the solicitation of consents from the requisite majorities of holders of each series of Senior Notes. The amendment permits a category of restricted payments at any time not to exceed the sum of $650.0 million, plus an additional $150.0 million per calendar year, commencing with calendar year 2019, with unused amounts in any calendar year carrying forward to and available for restricted payments in any subsequent calendar year. The Company paid consenting Senior Note holders $10.00 in cash per $1,000 principal amount of 2022 Notes and $30.00 in cash per $1,000 principal amount of 2025 Notes, which amounted to $19.8 million in aggregate consent payments. Such consent payments were capitalized as additional debt issuance costs to be amortized over the respective terms of the Senior Notes. The Company also expensed $1.5 million of other payments associated with the amendment to “Interest expense” in the accompanying unaudited condensed consolidated statements of operations during 2018.
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
Following the voluntary prepayments and amendments described below, the Credit Agreement provided for a $400.0 million first lien senior secured term loan, which bore interest at LIBOR plus 2.75% per annum as of March 31, 2019. During the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $5.7 million and $6.6 million, respectively, related to the Senior Secured Term Loan.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Proceeds from the Senior Secured Term Loan were received net of an original issue discount and deferred financing costs of $37.3 million that are being amortized over its term. The loan principal is payable in quarterly installments plus accrued interest through December 2024 with the remaining balance due in March 2025. The loan principal was voluntarily prepayable at 101% of the principal amount repaid if voluntarily prepaid prior to October 2018 (subject to certain exceptions, including prepayments made with internally generated cash) and is voluntarily prepayable at any time thereafter without premium or penalty. The Senior Secured Term Loan may require mandatory principal prepayments of up to 75% of Excess Cash Flow (as defined in the Credit Agreement) for any fiscal year if the Company’s Total Leverage Ratio (as defined in the Credit Agreement and calculated at December 31, net of any unrestricted cash) is greater than 2.00:1.00. The mandatory principal prepayment requirement changes to (i) 50% of Excess Cash Flow if the Company’s Total Leverage Ratio is less than or equal to 2.00:1.00 and greater than 1.50:1.00, (ii) 25% of Excess Cash Flow if the Company’s Total Leverage Ratio is less than or equal to 1.50:1.00 and greater than 1.00:1.00, or (iii) zero if the Company’s Total Leverage Ratio is less than or equal to 1.00:1.00. If required, mandatory prepayments resulting from Excess Cash Flows are payable within 100 days after the end of each fiscal year. The calculation of mandatory prepayments would be reduced commensurately by the amount of previous voluntary prepayments. In certain circumstances, the Senior Secured Term Loan requires that Excess Proceeds (as defined in the Credit Agreement) of $10.0 million or greater received from sales of Company assets be applied against the loan principal, unless such proceeds are reinvested within one year. The Senior Secured Term Loan also requires that any net insurance proceeds be applied against the loan principal, unless such proceeds are reinvested within one year.
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
Since entering into the Credit Agreement, the Company has repaid $554.0 million of the original $950.0 million loan principal amount on the Senior Secured Term Loan in various installments, including $546.0 million which was voluntarily prepaid. In September 2017, the Company entered into an amendment to the Credit Agreement which permitted the Company to add an incremental revolving credit facility in addition to the Company’s ability to add one or more incremental term loan facilities under the Credit Agreement. The incremental revolving credit facility and/or incremental term loan facilities can be in an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company is below Total Leverage Ratio requirements as set forth in the Credit Agreement. The amendment also made available an additional restricted payment basket that permits additional repurchases, dividends or other distributions with respect to the Company’s common and preferred stock in an aggregate amount up to $450.0 million so long as the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) would not exceed 2.00:1.00 on a pro forma basis.
During the fourth quarter of 2017, the Company entered into the incremental revolving credit facility (the Revolver) for an aggregate commitment of $350.0 million for general corporate purposes. The Company paid aggregate debt issuance costs of $4.7 million. The Revolver matures in November 2020 and permits loans which bear interest at LIBOR plus 3.25%. The Revolver is subject to a 2.00:1.00 Total Leverage Ratio requirement (as defined in the Credit Agreement), modified to limit unrestricted cash netting to $800.0 million. Capacity under the Revolver may also be utilized for letters of credit which incur combined fees of 3.375% per annum. Unused capacity under the Revolver bears a commitment fee of 0.5% per annum. As of March 31, 2019, the Revolver had only been utilized for letters of credit amounting to $106.5 million. Such letters of credit were primarily in support of the Company’s reclamation obligations, as further described in Note 18. “Financial Instruments and Other Guarantees.” During the three months ended March 31, 2019 and 2018, the Company recorded interest expense and fees of $1.6 million and $1.8 million, respectively, related to the Revolver.
In April 2018, the Company entered into another amendment to the Credit Agreement which lowered the interest rate on the Senior Secured Term Loan to its current level of LIBOR plus 2.75% and eliminated an existing 1.0% LIBOR floor. The amendment also extended the maturity of the Senior Secured Term Loan by three years to 2025 and eliminated previous capital expenditure restriction covenants on both the Senior Secured Term Loan and the Revolver. In connection with this amendment, the Company voluntarily repaid $46.0 million of principal on the Senior Secured Term Loan.
Restricted Payments Under the Senior Notes and Credit Agreement
In addition to the $450.0 million restricted payment basket provided for under the September 2017 amendment, the Credit Agreement provides a builder basket for additional restricted payments subject to a maximum Total Leverage Ratio of 2.00:1.00 (as defined in the Credit Agreement).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the $650.0 million restricted payment basket, plus an additional $150.0 million per calendar year, provided under the August 2018 amendment, the Indenture provides a builder basket for restricted payments that is calculated based upon the Company’s Consolidated Net Income, and is subject to a Fixed Charge Coverage Ratio of at least 2.25:1.00 (as defined in the Indenture).
Further, under both the Indenture and Credit Agreement, additional restricted payments are permitted through a $50.0 million general basket and an annual aggregate $25.0 million basket which allows dividends and common stock repurchases. The payment of dividends and purchases of common stock under this annual aggregate $25.0 million basket are permitted so long as the Company’s Total Leverage Ratio would not exceed 1.25:1.00 on a pro forma basis (as defined in the Credit Agreement and Indenture).
Copies of the Indenture documents are incorporated as Exhibits 4.2 and 4.3 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (SEC) on April 3, 2017. A copy of the Credit Agreement is included as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on April 3, 2017, and copies of the subsequent amendments referenced above are included as Exhibits 10.1 to the Current Reports on Form 8-K filed by the Company with the SEC on September 18, 2017, November 20, 2017, December 19, 2017 and April 11, 2018, and as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 1, 2018.
Finance Lease Obligations
Refer to Note 11. “Leases” for additional information associated with the Company’s finance leases, which pertain to the financing of mining equipment used in operations.
(14) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit costs, excluding service cost” in the unaudited condensed consolidated statements of operations.
Net periodic pension cost (benefit) included the following components:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Service cost for benefits earned	$0.5	$0.6
Interest cost on projected benefit obligation	8.3	7.8
Expected return on plan assets	(7.8)	(10.7)
Net periodic pension cost (benefit)	$1.0	$(2.3)
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of March 31, 2019, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. Minimum funding standards are legislated by ERISA and are modified by pension funding stabilization provisions included in the Moving Ahead for Progress in the 21st Century Act of 2012, the Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015. The Company is not required to make any contributions to its qualified pension plans based on minimum funding requirements; however, the Company expects to make discretionary contributions to its qualified pension plans in 2019.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic postretirement benefit cost included the following components:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Service cost for benefits earned	$1.2	$2.0
Interest cost on accumulated postretirement benefit obligation	6.3	7.1
Expected return on plan assets	(0.1)	—
Amortization of prior service credit	(2.2)	—
Net periodic postretirement benefit cost	$5.2	$9.1
In October 2018, the Company amended its postretirement health care benefit plan which reduced the Company’s accumulated postretirement benefit obligation, as further described in Note 17. “Postretirement Health Care and Life Insurance Benefits” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The reduction in liability has been recorded with an offsetting balance in accumulated other comprehensive income, net of a deferred tax provision, and is being amortized to earnings over an average remaining service period to full eligibility for participating employees.
In 2018, the Company established a Voluntary Employees Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. The Company expects to make discretionary contributions to the VEBA in 2019.
(15) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the three months ended March 31, 2019:

	Foreign Currency Translation Adjustment	Prior Service Credit (Cost) Associated with Postretirement Plans	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2018	$(4.5)	$44.6	$40.1
Reclassification from other comprehensive income to earnings	—	(2.2)	(2.2)
Current period change	0.1	—	0.1
March 31, 2019	$(4.4)	$42.4	$38.0
Postretirement health care and life insurance benefits reclassified out of “Accumulated other comprehensive income” into earnings of $2.2 million is presented as “Net periodic benefit costs, excluding service costs” in the unaudited condensed consolidated statements of operations.
(16) Other Events
North Goonyella
The Company’s North Goonyella Mine in Queensland, Australia experienced a fire in a portion of the mine during September 2018. Mining operations have been suspended since September 2018. No mine personnel were physically harmed by the September 2018 events. On November 13, 2018, the Queensland Mine Inspectorate (QMI) initiated an investigation into the events that occurred at the mine to determine the cause of the event, assess the response to it and make recommendations to reduce the possibility of future incidents and improve response. The Company is currently complying with administrative requests from the QMI following a thorough review. During the first quarter of 2019, the Company completed segmenting of the mine into multiple zones to facilitate a phased re-ventilation and re-entry of the mine. In addition, all physical activities in advance of re-ventilating the first segment of the mine were completed.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2018, the Company recorded $58.0 million in containment and idling costs related to the events at North Goonyella and a provision of $66.4 million for expected equipment losses. During the three months ended March 31, 2019, the Company recorded an additional $36.9 million in containment and idling costs, and an additional provision of $24.7 million related to equipment losses as more information became available. The combined provision includes $50.7 million for the estimated cost to replace leased equipment, $23.2 million related to the cost of Company-owned equipment and $17.2 million of other charges, which represents the best estimate of potential loss based on the assessments made to date. In the event that no future mining occurs at the North Goonyella Mine, the Company may record additional charges for the remaining carrying value of the North Goonyella Mine and additional leased equipment of approximately $275 million and $10 million, respectively. Incremental exposures above the aforementioned include take-or-pay obligations and other costs associated with idling or closing the mine.
In March 2019, the Company entered into an insurance claim settlement agreement with its insurers and various re-insurers under a combined property damage and business interruption policy and recorded a $125 million insurance recovery, the maximum amount available under the policy above a $50 million deductible. The Company collected $8.1 million of the recovery during March 2019 and the remainder subsequent to March 31, 2019.
On April 30, 2019, Peabody (Bowen) Pty Ltd entered into an option exercise and release agreement with Yancoal Technology Development Pty Ltd pursuant to which Peabody (Bowen) Pty Ltd exercised an option to acquire from Yancoal Technology Development Pty Ltd the longwall mining equipment used under license at the North Goonyella Mine for $54.2 million, which was consistent with the Company’s provision for equipment losses for the related impaired assets at March 31, 2019.
Divestitures
In June 2018, Peabody entered into an agreement to sell approximately 23 million tonnes of metallurgical coal resources adjacent to its Millennium Mine to Stanmore Coal Limited (Stanmore) for approximately $22 million. The sale was completed in July 2018. During the three months ended March 31, 2019, Stanmore paid Peabody approximately $7 million, which brought the remaining receivable balance to approximately $7 million as of March 31, 2019. The remaining receivable balance, which will be paid over the subsequent four months, is included in “Accounts receivable, net” in the accompanying condensed consolidated balance sheet.
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
Joint Venture
In 2014, the Company agreed to establish an unincorporated joint venture project with Glencore plc (Glencore), in which the Company holds a 50% interest, to combine the existing operations of the Company’s Wambo Open-Cut Mine in Australia with the adjacent coal reserves of Glencore’s United Mine. The Company expects the project to result in several operational synergies, including improved mining productivity, lower per-unit operating costs and an extended mine life. The joint venture is expected to be formed during 2019, subject to substantive contingencies for the requisite regulatory and permitting approvals. At such time as control over the existing operations is exchanged, the Company will account for its interest in the combined operations at fair value.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Earnings per Share (EPS)
Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding. As such, the Company includes the share-based compensation awards in its potentially dilutive securities. Dilutive securities are not included in the computation of loss per share when a company reports a net loss from continuing operations as the impact would be anti-dilutive.
During the periods which included the Company’s convertible preferred stock, basic and diluted EPS were computed using the two-class method, which is an earnings allocation that determines EPS for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. The Company’s convertible preferred stock was considered a participating security because holders were entitled to receive dividends on an if-converted basis. Diluted EPS assumes that participating securities are not executed or converted.
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
The computation of diluted EPS excluded aggregate share-based compensation awards of approximately 0.3 million and less than 0.1 million for the three months ended March 31, 2019 and 2018, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share data)
EPS numerator:
Income from continuing operations, net of income taxes	$133.3	$208.3
Less: Series A Convertible Preferred Stock dividends	—	102.5
Less: Net income (loss) attributable to noncontrolling interests	5.7	(2.1)
Income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	127.6	107.9
Less: Earnings allocated to participating securities	—	6.0
Income from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	127.6	101.9
Loss from discontinued operations, net of income taxes	(3.4)	(1.3)
Less: Loss from discontinued operations allocated to participating securities	—	(0.1)
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(3.4)	(1.2)
Net income attributable to common stockholders, after allocation of earnings to participating securities (1)	$124.2	$100.7

EPS denominator:
Weighted average shares outstanding — basic	108.5	120.9
Impact of dilutive securities	2.0	2.3
Weighted average shares outstanding — diluted (2)	110.5	123.2

Basic EPS attributable to common stockholders:
Income from continuing operations	$1.18	$0.84
Loss from discontinued operations	(0.04)	(0.01)
Net income attributable to common stockholders	$1.14	$0.83

Diluted EPS attributable to common stockholders:
Income from continuing operations	$1.15	$0.83
Loss from discontinued operations	(0.03)	(0.01)
Net income attributable to common stockholders	$1.12	$0.82

(1)	The reallocation adjustment for participating securities to arrive at the numerator to calculate diluted EPS was $0.1 million for the three months ended March 31, 2018.

(2)
The two-class method assumes that participating securities are not exercised or converted. As such, weighted average diluted shares outstanding excluded 8.4 million shares related to the participating securities for the three months ended March 31, 2018.

As of January 31, 2018, all 30.0 million shares of convertible preferred stock issued upon the Company’s emergence from the Chapter 11 reorganization had been converted into 59.3 million shares of common stock, which is inclusive of the shares that had been issued for the payable in-kind preferred stock dividends.
(18) Financial Instruments and Other Guarantees
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At March 31, 2019, such instruments included $1,571.3 million of surety bonds and $239.6 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying condensed consolidated balance sheets.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. At March 31, 2019, the Company’s mining reclamation obligations of $755.7 million were supported by surety bonds of $1,358.9 million, as well as letters of credit issued under the Company’s receivables securitization program and Revolver amounting to $147.3 million.
Accounts Receivable Securitization
The Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended, dated as of April 3, 2017 (the Receivables Purchase Agreement) to extend the Company’s receivables securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The receivables securitization program (Securitization Program) is subject to certain liquidity requirements and other customary events of default set forth in the Receivables Purchase Agreement. The Securitization Program provides for up to $250.0 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations. During 2019, the Company entered into an amendment to the Securitization Program to extend its term through April 1, 2022 and reduce program fees.
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
At March 31, 2019, the Company had no outstanding borrowings and $131.7 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of portions of the Company’s obligations for reclamation, workers’ compensation and postretirement benefits. The Company had no collateral requirement under the Securitization Program at March 31, 2019 or December 31, 2018. The Company incurred fees associated with the Securitization Program of $1.1 million and $1.3 million during the three months ended March 31, 2019 and 2018, respectively, which have been recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations.
Collateral Arrangements and Restricted Cash
From time to time, the Company is required to remit cash to certain regulatory authorities and other third parties as collateral for financial assurances associated with a variety of long-term obligations and commitments surrounding the mining, reclamation and shipping of its production. During the three months ended March 31, 2018, $254.1 million of such collateral and other restricted cash was returned to the Company, largely as the result of replacing collateral balances with third-party surety bonding in Australia.
Other
The Company has provided financial guarantees under certain long-term debt agreements entered into by its subsidiaries and substantially all of the Company’s U.S. subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments.
(19) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2019, purchase commitments for capital expenditures were $134.6 million, all of which is obligated within the next 12 months.
There were no other material changes to the Company’s commitments from the information provided in Note 26. “Commitments and Contingencies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Litigation Relating to the Chapter 11 Cases
Ad Hoc Committee. A group of creditors (the Ad Hoc Committee) that held certain interests in the Company's prepetition indebtedness appealed the Bankruptcy Court’s order confirming the Company’s plan of reorganization (the Plan). On December 29, 2017, the United States District Court for the Eastern District of Missouri (the District Court) entered an order dismissing the Ad Hoc Committee's appeal, and, in the alternative, affirming the order confirming the Plan. On January 26, 2018, the Ad Hoc Committee appealed the District Court's order to the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit). In its appeal, the Ad Hoc Committee does not ask the Eighth Circuit to reverse the order confirming the Plan. Instead, the Ad Hoc Committee asks the Eighth Circuit to award the Ad Hoc Committee members either unspecified damages or the right to buy an unspecified amount of Company stock at a discount. Oral argument on the appeal was held April 16, 2019, and the Eighth Circuit panel reserved decision and took the case under submission. The Company does not believe the appeal is meritorious and will vigorously defend against the Ad Hoc Committee’s claims.
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
The Company asserts that the Macarthur companies were never under an obligation to develop the mine project because the project was not economically viable. The Company disputes all of the claims brought by the plaintiffs and is vigorously defending its position. The trial commenced on April 8, 2019.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

County of San Mateo, County of Marin, City of Imperial Beach. The Company was named as a defendant, along with numerous other companies, in three nearly identical lawsuits. The lawsuits seek to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels. The lawsuits primarily assert that the companies’ products have caused a sea level rise that is damaging the plaintiffs. The complaints specifically alleged that the defendants’ activities from 1965 to 2015 caused such damage. The Company filed a motion to enforce the Plan because it enjoins claims that arose before the effective date of the Plan. The motion to enforce was granted on October 24, 2017, and the Bankruptcy Court ordered the plaintiffs to dismiss their lawsuits against the Company. On November 26, 2017, the plaintiffs appealed the Bankruptcy Court’s October 24, 2017 order to the District Court. On November 28, 2017, plaintiffs sought a stay pending appeal from the Bankruptcy Court, which was denied December 8, 2017. On December 19, 2017, the plaintiffs moved the District Court for a stay pending appeal. The District Court denied the stay request on September 20, 2018, and the plaintiffs have appealed that decision to the U.S. Court of Appeals from the Eighth Circuit. On March 29, 2019, the District Court affirmed the Bankruptcy Court ruling enjoining the plaintiffs from proceeding with their lawsuits against the Company. That ruling likewise is being appealed. In the underlying cases pending in California, the U.S. District Court for the Northern District of California granted plaintiffs’ motion for remand and decided the cases should be heard in state court. The defendants appealed the order granting remand to the Ninth Circuit and sought a stay of the U.S. District Court for the Northern District of California decision pending completion of the Ninth Circuit appeal. The U.S. District Court for the Northern District of California granted defendants’ request for a stay pending completion of the Ninth Circuit appeal. The plaintiffs filed a motion to dismiss part of the appeal. The parties are now litigating at the Ninth Circuit whether a state or federal court should hear these lawsuits. Regardless of whether state court or federal court is the venue, the Company believes the lawsuits against it should be dismissed under enforcement of the Plan. The Company does not believe the lawsuits are meritorious and, if the lawsuits are not dismissed, the Company intends to vigorously defend them.
10th Circuit U.S. Bureau of Land Management (BLM) Appeal. On September 15, 2017, the Tenth Circuit Court of Appeals reversed the District Court of Wyoming’s decision upholding BLM’s approval of four coal leases in the Powder River Basin. Two of the four leases relate to the Company’s North Antelope Rochelle Mine in Wyoming. There is no immediate impact on the Company’s leases as the Court of Appeals did not vacate the leases as part of its ruling. Rather, the Court of Appeals remanded the case back to the District Court of Wyoming with directions to order BLM to revise its environmental analysis. On November 27, 2017, the District Court of Wyoming ordered BLM to revise its environmental analysis. BLM published its draft environmental analysis on July 30, 2018. The Company, along with the National Mining Association, the Wyoming Mining Association and Arch Coal, Inc., submitted comments on the draft environmental analysis by the comment deadline of October 4, 2018. BLM’s recent status report filed with the District Court of Wyoming indicated it would not issue a final environmental analysis until June 2019 and will refine that estimate in a future report. The Company’s operations will continue in the normal course during this period since the decision has no impact on mining at this time. The Company currently believes that its operations are unlikely to be materially impacted by this case, but the timing and magnitude of any impact on the Company’s future operations is not certain.
Central Arizona Water Conservation District (CAWCD). On May 1, 2018, the Company, along with the Hopi Tribe and the UMWA, filed a lawsuit against the CAWCD. CAWCD operates, on behalf of the Bureau of Reclamation, the Central Arizona Project (CAP), an aqueduct system that brings water from the Colorado River to three counties in Arizona. CAWCD historically obtained most of CAP’s power requirements from the Navajo Generating Station (NGS), which is served by a single Peabody mine. NGS is owned by several private companies and one governmental entity. The owners of NGS issued a statement that they do not currently intend to be the operators of the plant beyond December 2019. Recently, CAWCD made the decision to obtain a portion of CAP’s power requirements from sources other than NGS for 2020 and thereafter. The lawsuit seeks a determination that federal law requires CAWCD to obtain CAP’s power requirements from NGS. A motion to dismiss filed by CAWCD was granted on April 1, 2019. The court provided the Company with leave to file an amended complaint, but at this time, the Company does not anticipate doing so.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Segment Information
The Company reports its results of operations through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Midwestern U.S. Mining, Western U.S. Mining and Corporate and Other. The Company’s chief operating decision maker uses Adjusted EBITDA as the primary metric to measure the segments’ operating performance.
Adjusted EBITDA is a non-GAAP financial measure defined as income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliation below. Management believes non-GAAP performance measures are used by investors to measure the Company’s operating performance and lenders to measure the Company’s ability to incur and service debt. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Reportable segment results were as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Revenues:
Seaborne Thermal Mining	$251.0	$201.4
Seaborne Metallurgical Mining	324.5	466.2
Powder River Basin Mining	287.3	389.3
Midwestern U.S. Mining	179.1	201.7
Western U.S. Mining	155.7	143.7
Corporate and Other	53.0	60.4
Total	$1,250.6	$1,462.7

Adjusted EBITDA:
Seaborne Thermal Mining	$94.7	$61.6
Seaborne Metallurgical Mining	85.8	166.4
Powder River Basin Mining	36.4	74.5
Midwestern U.S. Mining	33.3	31.2
Western U.S. Mining	42.6	32.0
Corporate and Other (1)	(38.9)	(1.8)
Total	$253.9	$363.9

(1)
As described in Note 16. “Other Events,” included in the three months ended March 31, 2018, is the gain of $20.6 million recognized on the sale of certain surplus land assets in Queensland and the gain of $7.1 million recognized on the sale of the Company’s interest in the RMJV.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of consolidated income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Income from continuing operations, net of income taxes	$133.3	$208.3
Depreciation, depletion and amortization	172.5	169.6
Asset retirement obligation expenses	13.8	12.3
Provision for North Goonyella equipment loss	24.7	—
North Goonyella insurance recoveries - equipment (1)	(91.1)	—
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	—	(7.6)
Interest expense	35.8	36.3
Interest income	(8.3)	(7.2)
Reorganization items, net	—	(12.8)
Unrealized gains on economic hedges	(39.8)	(38.6)
Unrealized (gains) losses on non-coal trading derivative contracts	(0.2)	1.8
Fresh start take-or-pay contract-based intangible recognition	(5.6)	(8.3)
Income tax provision	18.8	10.1
Total Adjusted EBITDA	$253.9	$363.9

(1)
As described in Note 16. “Other Events,” the Company recorded a $125.0 million insurance recovery during the three months ended March 31, 2019 related to losses incurred at its North Goonyella Mine. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery settlement, which consisted of $24.7 million and $66.4 million recognized during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The remaining $33.9 million, applicable to incremental costs and business interruption losses, is included in Adjusted EBITDA for the three months ended March 31, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this report, the terms “we,” “us,” “our,” and the “Company” refer to Peabody Energy Corporation and its consolidated subsidiaries and affiliates, collectively, unless the context indicates otherwise. The term “Peabody” refers to Peabody Energy Corporation and not its consolidated subsidiaries and affiliates. Unless otherwise noted herein, disclosures in this Quarterly Report on Form 10-Q relate only to our continuing operations.
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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect our results contained in Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2018. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.
Overview
We are the world’s largest private-sector coal company by volume. In 2018, we produced and sold 182.1 million and 186.7 million tons of coal, respectively, from continuing operations. As of March 31, 2019, we owned interests in 23 coal mining operations located in the United States (U.S.) and Australia. We have a majority interest in 22 of those mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
We conduct business through five operating segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Midwestern U.S. Mining and Western U.S. Mining. Refer to Note 20. “Segment Information” in the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of our Corporate and Other segment.
On December 3, 2018, we acquired the Shoal Creek metallurgical coal mine, preparation plant and supporting assets located in Alabama (Shoal Creek Mine) as further discussed in Note 3. “Acquisition of Shoal Creek Mine” to the accompanying unaudited condensed consolidated financial statements. Our results of operations include the Shoal Creek Mine’s results of operations for the three months ended March 31, 2019. The Shoal Creek Mine’s results are reflected in our Seaborne Metallurgical Mining segment.
Our North Goonyella Mine in Queensland, Australia experienced a fire in a portion of the mine during September 2018. Mining operations have been suspended since September 2018. No mine personnel were physically harmed by the September 2018 events. On November 13, 2018, the Queensland Mine Inspectorate (QMI) initiated an investigation into the events that occurred at the mine to determine the cause of the event, assess the response to it and make recommendations to reduce the possibility of future incidents and improve response.
During the year ended December 31, 2018, we recorded $58.0 million in containment and idling costs related to the events at North Goonyella and a provision of $66.4 million for expected equipment losses. During the three months ended March 31, 2019, we recorded an additional $36.9 million in containment and idling costs, and an additional provision of $24.7 million related to equipment losses as more information became available. The combined provision includes $50.7 million for the estimated cost to replace leased equipment, $23.2 million related to the cost of Company-owned equipment, and $17.2 million of other charges, which represents the best estimate of potential loss based on the assessments made to date.
In March 2019, we entered into an insurance claim settlement agreement with our insurers and various re-insurers under a combined property damage and business interruption policy and recorded a $125 million insurance recovery, the maximum amount available under the policy above a $50 million deductible. We have collected the full amount of the recovery.
During the first quarter of 2019, we completed segmenting of the mine into multiple zones to facilitate a phased re-ventilation and re-entry of the mine. In addition, all physical activities in advance of re-ventilating the first segment of the mine are completed. We are currently complying with a QMI directive concerning documentation, following a thorough review, which resulted in a multi-week delay to the initial re-ventilation and re-entry plan. Should the plan now progress as originally contemplated, we expect to produce approximately 2 million tons from North Goonyella Mine in 2020. If further delays occur, we will re-evaluate our re-ventilation and re-entry plan, including longwall production targets, quarterly project costs and capital expenditures.
At this time, we expect idling and re-ventilation/re-entry costs to average $30 to $35 million per quarter during the remainder of 2019. We are targeting approximately $110 million in capital for North Goonyella, including previously planned new longwall equipment. In addition, we expect cash outlays associated with leased equipment settlements.

On April 30, 2019, Peabody (Bowen) Pty Ltd entered into an option exercise and release agreement with Yancoal Technology Development Pty Ltd pursuant to which Peabody (Bowen) Pty Ltd exercised an option to acquire from Yancoal Technology Development Pty Ltd the longwall mining equipment used under license at the North Goonyella Mine for $54.2 million, which was consistent with our provision for equipment losses for the related impaired assets at March 31, 2019.
Results of Operations
Non-GAAP Financial Measures
The following discussion of our results of operations includes references to and analysis of Adjusted EBITDA, which is a financial measure not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used by management as the primary metric to measure each of our segments’ operating performance.
Also included in the following discussion of our results of operations are references to Revenues per Ton, Costs per Ton and Adjusted EBITDA Margin per Ton for each mining segment. These metrics are used by management to measure each of our mining segments’ operating performance. Management believes Costs per Ton and Adjusted EBITDA Margin per Ton best reflect controllable costs and operating results at the mining segment level. We consider all measures reported on a per ton basis to be operating/statistical measures; however, we include reconciliations of the related non-GAAP financial measures (Adjusted EBITDA and Total Reporting Segment Costs) in the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 2.
In our discussion of liquidity and capital resources, we include references to Free Cash Flow which is also a non-GAAP measure. Free Cash Flow is used by management as a measure of our financial performance and our ability to generate excess cash flow from our business operations.
We believe non-GAAP performance measures are used by investors to measure our operating performance and lenders to measure our ability to incur and service debt. These measures are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. Refer to the “Reconciliation of Non-GAAP Financial Measures” section contained within this Item 2 for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 thermal coal, and prompt month pricing for Powder River Basin (PRB) 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended March 31, 2019 is set forth in the table below. Pricing for our Western U.S. Mining segment is not included as there is no similar spot or prompt pricing data available.
The seaborne pricing included in the table below is not necessarily indicative of the pricing we realized during the three months ended March 31, 2019 due to quality differentials and the majority of our seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Our typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.

In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing we realized during the three months ended March 31, 2019 since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other coal producers may also impact our realized pricing.

	High	Low	Average	March 31, 2019
Premium HCC (1)	$215.80	$189.00	$206.59	$208.60
Premium PCI coal (1)	$129.85	$122.60	$126.20	$128.55
Newcastle index thermal coal (1)	$99.78	$89.17	$95.67	$89.17
API 5 thermal coal (1)	$62.87	$56.35	$59.91	$56.61
PRB 8,800 Btu/Lb coal (2)	$12.60	$12.30	$12.43	$12.55
Illinois Basin 11,500 Btu/Lb coal (2)	$47.50	$43.00	$45.30	$43.00

(1)	Prices expressed per tonne.

(2)	Prices expressed per ton.
With respect to seaborne metallurgical coal, global steel production increased approximately 5% through March 31, 2019 as compared to the prior year period. India imports increased approximately 2% through March 31, 2019, despite stable steel production through March 31, 2019. Steel production in China increased approximately 10% through March 31, 2019 resulting in an approximately 35% increase in metallurgical coal imports during the same period. Increased steel production reflects the resumption of industrial activity post winter restrictions while strong metallurgical coal imports can be attributed to growth in steel consumption and clearance of backlog at ports following restrictions in fourth quarter of last year.
Seaborne thermal coal demand and pricing was subdued due to customs clearance delays in China and elevated stockpiles in Europe, despite robust demand from India and other Asian regions. Chinese thermal coal imports declined 5 million tonnes to approximately 58 million tonnes, through March 31, 2019, compared to the prior year due to port restrictions and high utility stockpiles. China’s domestic production struggled due to recently heightened mine safety inspections leading to a slight 1% increase in production through March 31, 2019. India’s domestic production increased approximately 6% through March 31, 2019, but was not sufficient to meet growing demand from the industrial and power sector. As a result, India thermal coal imports have increased by approximately 16% or 6 million tonnes through March 31, 2019.
In the United States, overall electricity demand was down slightly year-over-year through March 31, 2019, as a warmer January offset colder weather in February and March. This combination of lower demand, continued coal plant retirements and weak natural gas prices have negatively impacted coal generation. Through the three months ended March 31, 2019, utility consumption of PRB coal fell approximately 5% compared to the prior year due to ongoing pressure from retirements and regional natural gas prices that continue to trade at a discount to quoted Henry Hub natural gas spot prices. In addition, flooding in the upper Great Plains in March led to reduced rail shipments of PRB coal, down approximately 14% year-over-year through March 31, 2019.
Our revenues for the three months ended March 31, 2019 decreased as compared to the same period in 2018 ($212.1 million) primarily due to lower sales volumes. Our Seaborne Metallurgical Mining segment was adversely impacted by the events at our North Goonyella Mine described above, as well as other production factors, but the segment decrease was partially offset by the incremental volume provided by our Shoal Creek Mine. Our Powder River Basin Mining segment was adversely impacted by railroad closures and delays caused by severe flooding in the upper Great Plains. The overall decrease in sales volumes and revenues was partially offset by increases from our Seaborne Thermal Mining segment.
Income from continuing operations, net of income taxes decreased by $75.0 million for the three months ended March 31, 2019 compared to the same period in the prior year. The decrease was driven by the unfavorable revenue variances described above, as well as lower gains on disposals in the current quarter ($29.1 million), a provision for equipment losses related to the events at our North Goonyella Mine ($24.7 million), a decline in income from equity affiliates due to production issues at the Middlemount Mine ($18.5 million), bankruptcy-related claims settlement gains recorded in the prior year quarter ($12.8 million) and a higher provision for income taxes in the current quarter due to changes in forecasted taxable income ($8.7 million). These unfavorable variances were partially offset by reduced operating costs and expenses owing largely to the sales volume decline as well as production efficiencies and other cost improvements ($108.8 million) and an insurance recovery related to the events at our North Goonyella Mine ($125.0 million).

The increase in net income attributable to common stockholders during the three months ended March 31, 2019 as compared to the same period in 2018 was due to dividends ($102.5 million) recorded in the prior year period related to the convertible preferred stock issued in connection with our bankruptcy exit. Adjusted EBITDA for the three months ended March 31, 2019 reflected a year-over-year decrease of $110.0 million.
As of March 31, 2019, our available liquidity was approximately $1.11 billion. Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Volumes
	2019	2018	Tons	%
	(Tons in millions)
Seaborne Thermal Mining	4.5	3.8	0.7	18%
Seaborne Metallurgical Mining	2.3	3.0	(0.7)	(23)%
Powder River Basin Mining	25.3	32.4	(7.1)	(22)%
Midwestern U.S. Mining	4.2	4.7	(0.5)	(11)%
Western U.S. Mining	3.7	3.7	—	—%
Total tons sold from mining segments	40.0	47.6	(7.6)	(16)%
Corporate and Other	0.5	0.7	(0.2)	(29)%
Total tons sold	40.5	48.3	(7.8)	(16)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	$	%

Revenues per Ton - Mining Operations (1)
Seaborne Thermal	$56.24	$53.42	$2.82	5%
Seaborne Metallurgical	142.33	153.04	(10.71)	(7)%
Powder River Basin	11.35	12.02	(0.67)	(6)%
Midwestern U.S.	42.63	42.66	(0.03)	—%
Western U.S.	41.73	38.96	2.77	7%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$35.03	$37.09	$(2.06)	(6)%
Seaborne Metallurgical	104.69	98.44	6.25	6%
Powder River Basin	9.91	9.72	0.19	2%
Midwestern U.S.	34.72	36.05	(1.33)	(4)%
Western U.S.	30.31	30.27	0.04	—%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$21.21	$16.33	$4.88	30%
Seaborne Metallurgical	37.64	54.60	(16.96)	(31)%
Powder River Basin	1.44	2.30	(0.86)	(37)%
Midwestern U.S.	7.91	6.61	1.30	20%
Western U.S.	11.42	8.69	2.73	31%

(1)
This is an operating/statistical measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

(2)
Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; restructuring charges; provision for North Goonyella equipment loss and related insurance recoveries; amortization of fresh start reporting adjustments related to take-or-pay contract-based intangibles; and certain other costs related to post-mining activities.

Revenues
The following table presents revenues by reporting segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Revenues
	2019	2018	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$251.0	$201.4	$49.6	25%
Seaborne Metallurgical Mining	324.5	466.2	(141.7)	(30)%
Powder River Basin Mining	287.3	389.3	(102.0)	(26)%
Midwestern U.S. Mining	179.1	201.7	(22.6)	(11)%
Western U.S. Mining	155.7	143.7	12.0	8%
Corporate and Other	53.0	60.4	(7.4)	(12)%
Revenues	$1,250.6	$1,462.7	$(212.1)	(15)%
Seaborne Thermal Mining. Segment revenues increased during the three months ended March 31, 2019 compared to the same period in the prior year due to favorable volume and mix variances (0.7 million tons, $46.1 million) and higher realized coal pricing ($3.5 million).

Seaborne Metallurgical Mining. Segment revenues decreased during the three months ended March 31, 2019 compared to the same period in the prior year as unfavorable volume and mix variances at our Australian metallurgical mines (1.4 million tons, $248.4 million) resulting from the fire at our North Goonyella Mine, the transition to highwall mining at our Millennium Mine in September 2018 and various mine sequencing impacts, as well as lower realized pricing ($9.6 million), were partially offset by the favorable incremental volume provided by our Shoal Creek Mine, acquired in December 2018 (0.7 million tons, $116.3 million).
Powder River Basin Mining. Segment revenues decreased during the three months ended March 31, 2019 compared to the same period in the prior year due to volume decreases primarily attributable to railroad closures and delays that resulted from severe flooding across the upper Great Plains and partially attributable to demand-based decline ($88.6 million) and unfavorable realized pricing ($13.4 million).
Midwestern U.S. Mining. Segment revenues decreased during the three months ended March 31, 2019 compared to the same period in the prior year primarily due to lower volume ($23.5 million).
Western U.S. Mining. Segment revenues increased during the three months ended March 31, 2019 compared to the same period in the prior year as favorable realized pricing, primarily from our Kayenta Mine ($14.7 million), outpaced an unfavorable volume and mix variance ($2.7 million).
Corporate and Other. Segment revenues decreased during the three months ended March 31, 2019 compared to the same period in the prior year primarily due to unfavorable results from trading and brokerage activities, partially offset by improved results on economic hedges.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments:

	Three Months Ended		Increase (Decrease)
	March 31,		to Segment Adjusted EBITDA
	2019	2018	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$94.7	$61.6	$33.1	54%
Seaborne Metallurgical Mining	85.8	166.4	(80.6)	(48)%
Powder River Basin Mining	36.4	74.5	(38.1)	(51)%
Midwestern U.S. Mining	33.3	31.2	2.1	7%
Western U.S. Mining	42.6	32.0	10.6	33%
Corporate and Other	(38.9)	(1.8)	(37.1)	(2,061)%
Adjusted EBITDA (1)	$253.9	$363.9	$(110.0)	(30)%

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Seaborne Thermal Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2019 compared to the same period in the prior year as a result of improved longwall performance at our Wambo Underground Mine ($22.9 million), favorable volume variances ($11.7 million), favorable foreign currency impacts ($7.6 million) and improved net realized coal pricing ($3.2 million), partially offset by unfavorable mine sequencing impacts among our thermal surface mines ($11.3 million).
Seaborne Metallurgical Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2019 as compared to the same period in the prior year due to the unfavorable volume variances among our Australian metallurgical mines ($146.7 million), negative mine sequencing impacts among our metallurgical surface operations ($19.3 million) and lower net realized pricing ($8.5 million). These negative variances were partially offset by the favorable incremental volume provided by our Shoal Creek Mine ($48.7 million), improved longwall performance as our Metropolitan Mine benefited from relocation timing differences and insurance recoveries largely offsetting our North Goonyella Mine’s containment and idling costs ($24.2 million) and favorable foreign currency impacts ($22.6 million).
Powder River Basin Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2019 as compared to the same period in the prior year due to the impact of lower volume ($44.1 million) primarily attributable to railroad closures and delays that resulted from severe flooding across the upper Great Plains and lower net realized coal pricing ($5.0 million), partially offset by lower costs for materials, services and repairs ($10.9 million).

Midwestern U.S. Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2019 as compared to the same period in the prior year primarily due to lower costs for materials, services and repairs ($3.2 million) and higher net realized coal pricing ($2.2 million), partially offset by the impact of reduced volume ($2.6 million).
Western U.S. Mining. Segment Adjusted EBITDA increased during the three months ended March 31, 2019 as compared to the same period in the prior year primarily due to higher net realized coal pricing ($9.6 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended		(Decrease) Increase
	March 31,		to Adjusted EBITDA
	2019	2018	$	%
	(Dollars in millions)
Middlemount (1)	$3.9	$14.6	$(10.7)	(73)%
Resource management activities (2)	2.0	20.8	(18.8)	(90)%
Selling and administrative expenses	(36.7)	(37.0)	0.3	1%
Other items, net (3)	(8.1)	(0.2)	(7.9)	(3,950)%
Corporate and Other Adjusted EBITDA	$(38.9)	$(1.8)	$(37.1)	(2,061)%

(1)
Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense, and income taxes of $7.5 million and $12.6 million during the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.

(3)
Includes trading and brokerage activities, costs associated with post-mining activities, certain coal royalty expenses, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts and expenses related to our other commercial activities.

During the three months ended March 31, 2019, Corporate and Other Adjusted EBITDA declined as compared to the same period in the prior year primarily due to a $20.6 million resource management gain recorded in the prior year period related to the sale of surplus land assets in Queensland’s Bowen Basin, an unfavorable variance in the results of Middlemount due primarily to highwall failure production issues and a $7.1 million gain recorded in the prior year period related to the sale of our 50% interest in the Red Mountain Joint Venture with BHP Billiton Mitsui Coal Pty Ltd, as further described in Note 16. “Other Events” of the accompanying unaudited condensed consolidated financial statements.

Income From Continuing Operations, Net of Income Taxes
The following table presents income from continuing operations, net of income taxes:

	Three Months Ended		(Decrease) Increase
	March 31,		to Income
	2019	2018	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$253.9	$363.9	$(110.0)	(30)%
Depreciation, depletion and amortization	(172.5)	(169.6)	(2.9)	(2)%
Asset retirement obligation expenses	(13.8)	(12.3)	(1.5)	(12)%
Provision for North Goonyella equipment loss	(24.7)	—	(24.7)	n.m.
North Goonyella insurance recoveries - equipment	91.1	—	91.1	n.m.
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	—	7.6	(7.6)	(100)%
Interest expense	(35.8)	(36.3)	0.5	1%
Interest income	8.3	7.2	1.1	15%
Reorganization items, net	—	12.8	(12.8)	(100)%
Unrealized gains on economic hedges	39.8	38.6	1.2	3%
Unrealized gains (losses) on non-coal trading derivative contracts	0.2	(1.8)	2.0	111%
Fresh start take-or-pay contract-based intangible recognition	5.6	8.3	(2.7)	(33)%
Income tax provision	(18.8)	(10.1)	(8.7)	(86)%
Income from continuing operations, net of income taxes	$133.3	$208.3	$(75.0)	(36)%

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		(Decrease) Increase
	March 31,		to Income
	2019	2018	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$(23.2)	$(19.0)	$(4.2)	(22)%
Seaborne Metallurgical Mining	(40.1)	(31.3)	(8.8)	(28)%
Powder River Basin Mining	(36.6)	(51.0)	14.4	28%
Midwestern U.S. Mining	(22.1)	(29.9)	7.8	26%
Western U.S. Mining	(48.7)	(35.3)	(13.4)	(38)%
Corporate and Other	(1.8)	(3.1)	1.3	42%
Total	$(172.5)	$(169.6)	$(2.9)	(2)%

Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended
	March 31,
	2019	2018
Seaborne Thermal Mining	$1.80	$1.78
Seaborne Metallurgical Mining	2.58	0.70
Powder River Basin Mining	0.81	0.81
Midwestern U.S. Mining	0.96	0.86
Western U.S. Mining	2.19	2.44
Depreciation, depletion and amortization expense increased during the three months ended March 31, 2019 as compared to the same period in the prior year primarily due to the acceleration of the planned closure of the Kayenta Mine ($12.5 million) and the acquisition the Shoal Creek Mine in the fourth quarter of 2018 ($11.3 million), partially offset by lower amortization of the fair value of certain U.S. coal supply agreements ($21.1 million).
Depreciation, depletion and amortization expense for the three months ended March 31, 2019 and 2018 included depreciation expense ($72.2 million and $63.9 million, respectively), depletion expense ($46.4 million and $48.1 million, respectively), amortization of the fair value of certain U.S. coal supply agreements ($8.3 million and $29.4 million, respectively) and amortization associated with our asset retirement obligation assets ($34.2 million and $19.1 million, respectively).
Provision for North Goonyella Equipment Loss. A provision of $24.7 million was recorded during the three months ended March 31, 2019 for expected equipment losses related to the events at our North Goonyella Mine, as discussed in Note 16. “Other Events” in the accompanying unaudited condensed consolidated financial statements. The current period provision is incremental to similar provisions recorded during 2018 and represents the best estimate of potential loss associated with these events based on assessments made to date.
North Goonyella Insurance Recovery - Equipment. During the three months ended March 31, 2019, we entered into an insurance claim settlement agreement with our insurance providers related to North Goonyella equipment losses and recorded a $125.0 million insurance recovery, as discussed in Note 16. “Other Events” in the accompanying unaudited condensed consolidated financial statements. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery settlement, which consisted of $24.7 million and $66.4 million recognized during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The remaining $33.9 million, applicable to incremental costs and business interruption losses, is included in Adjusted EBITDA for the three months ended March 31, 2019.
Changes in Deferred Tax Asset Valuation Allowance and Reserves and Amortization of Basis Difference Related to Equity Affiliates. During the year ended December 31, 2018 the Company determined that a valuation allowance on Middlemount’s net deferred tax position was no longer necessary based on recent cumulative earnings and expectation of future earnings. The prior period amount consisted of the valuation allowance reduction due to income earned by Middlemount prior to the release of the valuation allowance.
Reorganization Items, Net. The reorganization items recorded during the three months ended March 31, 2018 were impacted by a favorable adjustment to our former bankruptcy claims accrual.
Income Tax Provision. The increase in the income tax provision for the three months ended March 31, 2019 as compared to the prior year period was primarily due to changes in forecasted taxable income. The tax provisions recorded in the three months ended March 31, 2019 and 2018 were computed using the annual effective tax rate method and were comprised primarily of the expected statutory tax provision offset by foreign rate differential and changes in valuation allowances.
Refer to Note 12. “Income Taxes” in the accompanying unaudited condensed consolidated financial statements for additional information.

Net Income Attributable to Common Stockholders
The following table presents net income attributable to common stockholders:

	Three Months Ended		(Decrease) Increase
	March 31,		to Income
	2019	2018	$	%
	(Dollars in millions)
Income from continuing operations, net of income taxes	$133.3	$208.3	$(75.0)	(36)%
Loss from discontinued operations, net of income taxes	(3.4)	(1.3)	(2.1)	(162)%
Net income	129.9	207.0	(77.1)	(37)%
Less: Series A Convertible Preferred Stock dividends	—	102.5	(102.5)	(100)%
Less: Net income (loss) attributable to noncontrolling interests	5.7	(2.1)	7.8	371%
Net income attributable to common stockholders	$124.2	$106.6	$17.6	17%
Series A Convertible Preferred Stock Dividends. The convertible preferred stock dividends for the three months ended March 31, 2018 were comprised of the deemed dividends granted for all remaining shares of convertible preferred stock that were converted as of January 31, 2018.
Net Income (Loss) Attributable to Noncontrolling Interests. The increase in net income attributable to noncontrolling interests for the three months ended March 31, 2019 as compared to the same period in the prior year was due to the improved results of our majority-owned mines in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended		Increase (Decrease)
	March 31,		to EPS
	2019	2018	$	%
Diluted EPS attributable to common stockholders:
Income from continuing operations	$1.15	$0.83	$0.32	39%
Loss from discontinued operations	(0.03)	(0.01)	(0.02)	(200)%
Net income attributable to common stockholders	$1.12	$0.82	$0.30	37%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 110.5 million and 123.2 million for the three months ended March 31, 2019 and 2018, respectively.

Reconciliation of Non-GAAP Financial Measures
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

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Income from continuing operations, net of income taxes	$133.3	$208.3
Depreciation, depletion and amortization	172.5	169.6
Asset retirement obligation expenses	13.8	12.3
Provision for North Goonyella equipment loss	24.7	—
North Goonyella insurance recoveries - equipment	(91.1)	—
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	—	(7.6)
Interest expense	35.8	36.3
Interest income	(8.3)	(7.2)
Reorganization items, net	—	(12.8)
Unrealized gains on economic hedges	(39.8)	(38.6)
Unrealized (gains) losses on non-coal trading derivative contracts	(0.2)	1.8
Fresh start take-or-pay contract-based intangible recognition	(5.6)	(8.3)
Income tax provision	18.8	10.1
Total Adjusted EBITDA	$253.9	$363.9
Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Operating costs and expenses	$948.4	$1,057.2
Unrealized gains (losses) on non-coal trading derivative contracts	0.2	(1.8)
Fresh start take-or-pay contract-based intangible recognition	5.6	8.3
North Goonyella insurance recoveries - cost recoveries and business interruption	(33.9)	—
Net periodic benefit costs, excluding service cost	4.9	4.5
Total Reporting Segment Costs	$925.2	$1,068.2

The following table presents Reporting Segment Costs by reporting segment:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Seaborne Thermal Mining	$156.3	$139.8
Seaborne Metallurgical Mining	238.7	299.8
Powder River Basin Mining	250.9	314.8
Midwestern U.S. Mining	145.8	170.5
Western U.S. Mining	113.1	111.7
Corporate and Other	20.4	31.6
Total Reporting Segment Costs	$925.2	$1,068.2
The following tables present revenues, Reporting Segment Costs, Adjusted EBITDA and tons sold by mining segment:

	Three Months Ended March 31, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining
	(Amounts in millions, except per ton data)
Revenues	$251.0	$324.5	$287.3	$179.1	$155.7
Reporting Segment Costs	156.3	238.7	250.9	145.8	113.1
Adjusted EBITDA	94.7	85.8	36.4	33.3	42.6
Tons sold	4.5	2.3	25.3	4.2	3.7

Revenues per Ton	$56.24	$142.33	$11.35	$42.63	$41.73
Costs per Ton	35.03	104.69	9.91	34.72	30.31
Adjusted EBITDA Margin per Ton	21.21	37.64	1.44	7.91	11.42

	Three Months Ended March 31, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining
	(Amounts in millions, except per ton data)
Revenues	$201.4	$466.2	$389.3	$201.7	$143.7
Reporting Segment Costs	139.8	299.8	314.8	170.5	111.7
Adjusted EBITDA	61.6	166.4	74.5	31.2	32.0
Tons sold	3.8	3.0	32.4	4.7	3.7

Revenues per Ton	$53.42	$153.04	$12.02	$42.66	$38.96
Costs per Ton	37.09	98.44	9.72	36.05	30.27
Adjusted EBITDA Margin per Ton	16.33	54.60	2.30	6.61	8.69

Free Cash Flow is defined as net cash provided by operating activities less net cash used in investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$197.6	$579.7
Net cash used in investing activities	(38.1)	(6.4)
Add back: Amount attributable to acquisition of Shoal Creek Mine	2.4	—
Free Cash Flow	$161.9	$573.3
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
Near-Term Outlook
Seaborne Thermal Coal. Global seaborne thermal coal demand declined during the three months ended March 31, 2019 due to lower natural gas prices, above-average stockpiles in several large coal importing nations and milder winter weather.
Despite widespread reports of custom clearance delays in China, total Chinese imports during the three months ended March 31, 2019 were in line with the prior year quarter. Through March 31, 2019, China thermal coal imports had declined 8% compared to the prior year period. India, Taiwan and Southeast Asian nation imports are all higher than prior-year levels, whereas European thermal imports continue to decline.
For 2019, Peabody expects Southeast Asian nation imports to drive thermal coal demand increases. In 2018, global coal-fueled generating capacity topped 2,000 gigawatts, the highest level ever and a 62% increase since 2000, and the deployment of an additional estimated 50 gigawatts of coal-fueled generation capacity is expected in 2019, primarily in Asia.
Seaborne Metallurgical Coal. China domestic supplies remain tight due to the impact of recently heightened mine safety inspections on production, strong steel production and quality limitations. As a result, Chinese imports rose 35% during March 31, 2019 as compared to the prior year period.
Peabody anticipates global steel demand growth of approximately 2% in 2019, with increases in India leading to an estimated 5 million to10 million tonne increase in global metallurgical coal imports. Supply increases are largely expected to be sourced from Australia.
U.S. Thermal Coal. U.S. coal demand for electricity generation declined approximately 9% during the three months ended March 31, 2019 compared to the prior year period on reduced heating degree days and increased natural gas generation driven by lower gas prices. Total U.S. electricity generation declined 1% year-over-year during the three months ended March 31, 2019, with wind power declining 6% from the prior year. U.S. coal production declined an estimated 12% year-over-year during the three months ended March 31, 2019, with PRB shipments decreasing approximately 8 million tons on the basis of reduced rail cycling due to heavy flooding in the upper Great Plains during the last half of the quarter. Reduced coal shipments have further driven down already low utility stockpiles, leading some utilities to unexpected coal conservation measures in recent months.

For 2019, we estimate domestic U.S. coal demand by U.S. utilities to be negatively impacted by lower natural gas prices and further coal plant retirements. U.S. metallurgical exports in 2019 are expected to remain largely stable with prior-year levels, while thermal exports will be partially dependent on fluctuations in seaborne thermal pricing.
Long-Term Outlook
There were no significant changes to our Long-term Outlook subsequent to December 31, 2018. Information regarding our Long-term Outlook is outlined in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Regulatory Update
Other than as described in the following section, there were no significant changes to our regulatory matters subsequent to December 31, 2018. Information regarding our regulatory matters is outlined in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
In 2009, the EPA adopted revised rules to add more stringent PM emissions limits for coal preparation and processing plants constructed or modified after April 28, 2008. The PM NAAQS was thereafter revised and made more stringent in 2012. In 2015, the EPA issued a final rule setting the ozone NAAQS at 70 ppb. (80 Fed. Reg. 65,292, (Oct. 25, 2015)). This final rule has been challenged in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit), however, the case had been held in abeyance pending the EPA’s review of the final rule. In August 2018, the EPA said it would continue with the rule, meaning the lawsuit was revived and oral arguments were heard in the D.C. Circuit in December 2018.
The EPA is additionally considering revisions to the 2015 PM NAAQS as part of the periodic review process required by the Clean Air Act, with any revisions to the standards projected for late 2020, the same timeframe as it contemplates possible revisions for the 2015 ozone NAAQS. More stringent PM or ozone standards would require new state implementation plans to be developed and filed with the EPA and may trigger additional control technology for mining equipment or result in additional challenges to permitting and expansion efforts. This could also be the case with respect to the implementation for other NAAQS for nitrogen oxide and SO2 although thet the EPA promulgated a final rule on on March 18, 2019 (84 Fed. Reg. 9866) that retains, without revision, the existing NAAQS for SO2 of 75 ppb averaged over an hour.
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
On February 9, 2016, the Supreme Court granted a motion to stay implementation of the CPP until its legal challenges are resolved. Thereafter, oral arguments in the case were heard in the D.C. Circuit sitting en banc by ten active D.C. Circuit judges, but to date, the D.C. Circuit has not issued an opinion. On April 28, 2017, the D.C. Circuit granted a motion by the EPA to hold the case in abeyance for 60 days while the agency reconsidered the rule. The D.C. Circuit renewed the abeyance several times and it remains in effect.
In October 2017, the EPA proposed to change its legal interpretation of CAA section 111(d), the authority that the agency relied on for the 2015 CPP. (82 Fed. Reg. 48,035 (Oct. 16, 2017)). If this proposed reinterpretation is finalized by the EPA, the CPP would be repealed.
The EPA relied on the proposed reinterpretation until August 2018, when it proposed the Affordable Clean Energy (ACE) Rule, which proposes to replace the CPP with a system where states will develop emissions reduction plans using BSER measures, which are essentially efficiency heat rate improvements, and the EPA will approve the state plans if they use EPA-approved candidate technologies. Changes in the New Source Review (NSR) program are also proposed to allow efficiency improvements to be made without triggering NSR requirements. If adopted, ACE will provide states with the flexibility to regulate on a plant-by-plant basis with a focus on coal-fired EGUs. Public comments on the rule were due October 31, 2018, and the EPA has indicated in filings with the D.C. Circuit that it intends to take final action in the second quarter of 2019. Additional litigation may be initiated, however, and the final timeline may shift.
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
In the meantime, on December 6, 2018, the EPA issued a final determination that the existing CSAPR Update fully addresses the CAA’s “good neighbor” requirements for 20 states with respect to the 2008 ground-level ozone standard. The final rule determines that 2023 is an appropriate future analytic year to evaluate further good neighbor requirements. As a result, these 20 states are not expected to contribute significantly to nonattainment or interfere with maintenance of the NAAQS in any other state. With this determination, the EPA has no obligation to establish additional requirements for sources in theses states to further reduce transported ozone pollution under the 2008 ozone NAAQS. In addition, the covered states do not need to submit state implementation plans (SIPs) that would establish additional requirements beyond the existing CSAPR Update. This final rule is being challenged in the D.C. Circuit by several states with briefing to be completed in early July 2019. Case no. 19-1019.

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
On December 27, 2018, the EPA issued a proposed revised Supplemental Cost Finding for the MATS rule that would revoke the determination that regulating HAPs from coal-fired power plants is “appropriate and necessary” under Section 112(n)(1)(A) of the CAA. The finding was based on an EPA assessment that health and environmental benefits from the MATS rule that are not directly related to mercury pollution should not be included in the benefit portion of the analysis. In the new proposed cost-benefit analysis, the EPA found the costs “grossly outweigh” any possible benefits. The comment period for this proposed rule has now closed.
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
A final rule defining the scope of waters protected under the CWA (commonly called the Waters of the United States (WOTUS Rule)), was published by the EPA and the Corps in June 2015. As a result of litigation in numerous federal courts, the 2015 rule is currently in effect in 22 states. The pre-2015 rule is in effect in 28 states because several district courts have preliminarily enjoined the 2015 rule, and those preliminary injunctions remain in effect pending the outcome of litigation on the merits of the 2015 rule. The EPA and the Corps are still in the process of repealing the 2015 WOTUS Rule and developing a replacement rule. The agencies proposed to repeal the 2015 Rule in July 2017, but they have not yet finalized a repeal action. A final rule is expected in late spring or summer of 2019. Further, the EPA and the Corps issued a proposed rule in December 2018 offering a replacement definition of WOTUS. The proposal would remove federal protections for streams that flow only after rain or snowfall, as well as wetlands that do not have certain surface water connections to larger waterways. The public comment period on the proposed rule closed on April 15. A public hearing on the rule was held in late February 2019. Depending on the outcome of litigation and/or rulemaking activity, the scope of CWA authority could increase, decrease, or stay the same relative to the current, pre-2015 definitions of WOTUS, which could impact our operations in some areas.

Regulatory Matters - Australia
Mining Tenements and Environmental. In February 2019, a decision of the New South Wales Land and Environment Court (LEC) refused planning approval for a non-Peabody coal mining project (Gloucester Resources Limited v Minister for Planning). That approval was refused for other reasons but the judge in that case did discuss downstream greenhouse gas emissions resulting from the consumption of coal to be mined under the proposed project. Such emissions are often raised as a ground of objection to Australian mining projects, including Peabody mining projects. However, to date no such objections have prevented a project from being approved and there has been a subsequent LEC decision in which the approval of a coal mining project was confirmed after such emissions had been considered by the relevant authority.
Federal Reclamation. In February 2017, the Australian Senate established a Committee of Inquiry into the rehabilitation of mining and resources projects as it relates to Commonwealth responsibilities, for example, under the Environment Protection and Biodiversity Conservation Act 1999. The Committee released their report on March 18, 2019. The Committee was unable to reach unanimous agreement on a set of recommendations. It is unclear the extent to which the report will impact policy reform at a federal government level.
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
On March 15, 2019, Peabody provided a submission to the Panel which included a formal response to the initial report as well as further issues for consideration as part of the Panel’s final report due to be released in August 2019.
National Energy Guarantee (NEG). Following the Federal Government’s decision in September 2018 to abandon the NEG, the Government has announced its new energy and climate change policy, which includes a $2 billion Australian dollars investment in projects to bring down Australia's greenhouse gas emissions. The Climate Solutions Fund is an extension of the former Emissions Reduction Fund. The current Coalition government has confirmed that it remains committed to meeting Australia’s Paris Agreement targets but that the focus of energy policy will be on driving down electricity prices. The federal Labor Party’s policy includes an emissions reduction target of 45% by 2030 (based on 2005 levels), 50% renewable energy target by 2030 and no use of Kyoto credits to meet Paris Agreement targets. Labor has confirmed it will retain and expand the Coalition’s existing Safeguard Mechanism to limit greenhouse gas emissions. The emissions threshold will be reduced from 100,000 tonnes per year to 25,000 tonnes per year, affecting about 250 of Australia's largest industrial emitters. Companies will also be allocated baselines, and if they emit above those levels, they will be required to purchase permits issues under local or international schemes to cover their carbon position and offset emissions. Companies can earn credits from reducing emissions to below their baselines level. The Federal election will be held on May 18, 2019.

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
Liquidity
As of March 31, 2019, our available liquidity was $1,114.1 million which was comprised of cash and cash equivalents and availability under our revolver and accounts receivable securitization program as described below. As of March 31, 2019, our cash balances totaled $798.1 million, including approximately $217 million held by U.S. subsidiaries, $555 million held by Australian subsidiaries and the remaining balance held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. If we repatriate foreign-held cash in the future, we do not expect restrictions or potential taxes to have a material effect on our overall liquidity.
During the three months ended March 31, 2019, we paid dividends of $214.4 million, including $200 million for a supplemental dividend, and made stock repurchases totaling $98.8 million.
Our ability to maintain adequate liquidity depends on the successful operation of our business and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.
Debt Financing
As described in Note 13. “Long-term Debt” of the accompanying unaudited condensed consolidated financial statements, during 2017, we entered into an indenture for $500.0 million of 6.000% senior secured notes due March 2022 and $500.0 million of 6.375% senior secured notes due March 2025. We make semi-annual interest payments on the senior notes each March 31 and September 30 until maturity. Also during 2017, we entered into a credit agreement and related term loan under which we originally borrowed $950.0 million and have repaid $554.0 million through March 31, 2019. The term loan requires quarterly principal payments of $1.0 million and periodic interest payments, currently at LIBOR plus 2.75%, through December 2024 with the remaining balance due in March 2025.
We also entered into a revolving credit facility allowable under our credit agreement during 2017 for an aggregate commitment of $350.0 million for general corporate purposes. To date, we have only utilized this revolving credit facility for letters of credit which incur combined fees of 3.375%, while unused capacity bears a commitment fee of 0.5%. As of March 31,2019, such letters of credit amounted to $106.5 million and were primarily in support of our reclamation obligations.
Our debt agreements impose various restrictions and limits on certain categories of payments that we may make, such as those for dividends, investments, and stock repurchases. We are also subject to customary affirmative and negative covenants. At March 31, 2019 and subsequently, we were in compliance with all such restrictions and covenants.

Accounts Receivable Securitization Program
As described in Note 18. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, we entered into an amended accounts receivable securitization program during 2017 which currently expires in 2022. The program provides for up to $250.0 million in funding, limited to the availability of eligible receivables, accounted for as a secured borrowing. Funding capacity under the program may also be provided for letters of credit in support of other obligations. At March 31, 2019, we had no outstanding borrowings and $131.7 million of letters of credit provided under the program. The letters of credit are primarily in support of portions of our obligations for reclamation, workers’ compensation and postretirement benefits. There was no cash collateral requirement under the program at March 31, 2019.
Capital Requirements
As a result of the deferral of certain capital project spending to subsequent periods, we have revised our expected 2019 capital expenditures to a range of $350 million to $375 million as compared to a range of $375 million to $425 million as disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no other material changes to our capital requirements.
Contractual Obligations
There were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Historical Cash Flows and Free Cash Flow
The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018, as reported in the accompanying unaudited condensed consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$197.6	$579.7
Net cash used in investing activities	(38.1)	(6.4)
Net cash used in financing activities	(337.3)	(205.1)
Net change in cash, cash equivalents and restricted cash	(177.8)	368.2
Cash, cash equivalents and restricted cash at beginning of period	1,017.4	1,070.2
Cash, cash equivalents and restricted cash at end of period	$839.6	$1,438.4

Net cash provided by operating activities	$197.6	$579.7
Net cash used in investing activities	(38.1)	(6.4)
Add back: Amount attributable to acquisition of Shoal Creek Mine	2.4	—
Free Cash Flow	$161.9	$573.3
Operating Activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2019 compared to the same period in the prior year was driven by the following:

•	A year-over-year decrease in cash from our mining operations; and

•	A decrease in the release of collateral arrangements ($214.0 million); and

•	An unfavorable change in net cash flows associated with our working capital ($87.9 million); partially offset by

•	Discretionary contributions to our pension plans of $30.0 million in the first quarter of 2018.

Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2019 compared to the same period in the prior year was driven by the following:

•	Lower cash receipts from Middlemount Coal Pty Ltd ($34.7 million); and

•	Lower proceeds from disposals of assets, net of receivables ($12.0 million); partially offset by

•	Lower additions to property, plant, equipment and mine development ($19.0 million, net of changes in accrued expenses related to capital expenditures).
Financing Activities. The increase in net cash used in financing activities for the three months ended March 31, 2019 compared to the same period in the prior year was driven by the following:

•	Higher dividends paid ($199.4 million), primarily due to a supplemental dividend of $1.85 per share of common stock; partially offset by

•	Lower common stock repurchases ($76.7 million).
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At March 31, 2019, such instruments included $1,571.3 million of surety bonds and $239.6 million of letters of credit. Such financial instruments provide support for our reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. We periodically evaluate the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. We do not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in our unaudited condensed consolidated balance sheets.
We could experience a decline in our liquidity as financial assurances associated with reclamation bonding requirements, surety bonds or other obligations are required to be collateralized by cash or letters of credit.
As described in Note 18. “Financial Instruments and Other Guarantees” in the accompanying unaudited condensed consolidated financial statements, we are required to provide various forms of financial assurance in support of our mining reclamation obligations in the jurisdictions in which we operate. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees and letters of credit, as well as self-bonding arrangements in the U.S. In connection with our emergence from the Chapter 11 reorganization, we shifted away from extensive self-bonding in the U.S. in favor of increased usage of surety bonds and similar third-party instruments, but have retained the ability to utilize self-bonding in the future, dependent upon state-by-state approval and internal cost-benefit considerations. This divergence in practice may impact our liquidity in the future due to increased collateral requirements and surety and related fees.
At March 31, 2019, we had total asset retirement obligations of $755.7 million which were backed by a combination of surety bonds and letters of credit.
Bonding requirement amounts may differ significantly from the related asset retirement obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas our accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
Guarantees and Other Financial Instruments with Off-Balance Sheet Risk. See Note 18. “Financial Instruments and Other Guarantees” in our unaudited condensed consolidated financial statements for a discussion of our accounts receivable securitization program and guarantees and other financial instruments with off-balance sheet risk.
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
Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our critical accounting policies remain unchanged at March 31, 2019.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 8. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of March 31, 2019, the Company had currency options outstanding with an aggregate notional amount of $975.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2019. Assuming we had no foreign currency hedging instruments in place, our exposure in operating costs and expenses due to a $0.05 change in the Australian dollar/U.S. dollar exchange rate is approximately $75 to $85 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at March 31, 2019, the currency option contracts outstanding at that date would not limit our net exposure to a $0.05 unfavorable change in the exchange rate for the next twelve months.
Other Non-Coal Trading Activities — Diesel Fuel Price Risk
Diesel Fuel Hedges. Previously, we managed price risk of the diesel fuel used in our mining activities through the use of derivatives, primarily swaps. As of March 31, 2019, we did not have any diesel fuel derivative instruments in place. We also manage the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
We expect to consume 110 to 120 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $27 million based on our expected usage.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
We acquired the Shoal Creek Mine on December 3, 2018. We are in the process of reviewing the internal control structure of the Shoal Creek Mine and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired operations. For the three months ended March 31, 2019, the Shoal Creek Mine accounted for $116.2 million of our revenues and constituted $440.4 million of total assets as of March 31, 2019. The Shoal Creek Mine will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.
Except as described in the preceding paragraph, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to various legal and regulatory proceedings. For a description of our significant legal proceedings refer to Note 5. “Discontinued Operations” and Note 19. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report, which information is incorporated by reference herein.

Item 1A. Risk Factors.
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
Our Board of Directors has authorized a share repurchase program, as amended, to allow repurchases of up to $1.5 billion of the outstanding shares of our common stock and/or preferred stock (Repurchase Program). Repurchases may be made from time to time at the Company’s discretion. The specific timing, price and size of purchases will depend on the share price, general market and economic conditions and other considerations, including compliance with various debt agreements as they may be amended from time to time. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through March 31, 2019, we have repurchased approximately 30.0 million shares of our common stock for $1,109.2 million, which included commissions paid of $0.6 million, leaving $391.4 million available for share repurchase under the Repurchase Program. Subsequent to March 31, 2019 and through May 2, 2019, we have purchased an additional 1.3 million shares of our common stock for $37.4 million. The purchases were made in compliance with our debt instruments. Limitations on share repurchases imposed by our debt instruments are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2019	2,268,764	$33.10	2,268,752	$415.1
February 1 through February 28, 2019	44,816	30.80	—	415.1
March 1 through March 31, 2019	815,507	29.20	813,161	391.4
Total	3,129,087	32.00	3,081,913

(1)	Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the Repurchase Program.
Dividends
During the three months ended March 31, 2019, the Company declared two dividends. On February 6, 2019, our Board of Directors declared a dividend of $0.13 per share of Common Stock to shareholders of record on February 20, 2019 and paid on March 6, 2019 and on February 27, 2019, our Board of Directors declared a supplemental dividend of $1.85 per share of Common Stock to shareholders of record on March 12, 2019 and paid on March 20, 2019 for total dividends per share of $1.98. The declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors that our Board of Directors may deem relevant to such evaluations. Payment of dividends is subject to certain limitations, as set forth in our debt agreements. Such limitations on dividends are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Item 6. Exhibits.
See Exhibit Index at page 60 of this report.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

10.1
Fifth Amendment to the Sixth Amended and Restated Receivables Purchase Agreement, dated as of April 3, 2019, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, all Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 4, 2019)

31.1†
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

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer

32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer

95†	Mine Safety Disclosure required by Item 104 of Regulation S-K

101†	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2019 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed”

†	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	May 8, 2019	By:	/s/ AMY B. SCHWETZ
Amy B. Schwetz
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)