Form 10-Q
period 2019-09-30
PEABODY ENERGY CORP
filed 2019-11-05
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 96.8 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at November 1, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions, except per share data)
Revenues	$1,106.4	$1,412.6	$3,506.0	$4,184.7
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	906.2	1,047.9	2,712.8	3,051.6
Depreciation, depletion and amortization	141.5	169.6	479.4	503.1
Asset retirement obligation expenses	15.5	12.4	44.6	37.9
Selling and administrative expenses	32.2	38.6	107.8	119.7
Transaction costs related to business combinations and joint ventures	8.2	2.5	9.8	2.5
Other operating (income) loss:
Net gain on disposals	(1.1)	(20.8)	(2.8)	(49.8)
Asset impairment	20.0	—	20.0	—
Provision for North Goonyella equipment loss	—	49.3	24.7	49.3
North Goonyella insurance recovery	—	—	(125.0)	—
Loss (income) from equity affiliates	20.7	(17.2)	7.5	(64.4)
Operating (loss) profit	(36.8)	130.3	227.2	534.8
Interest expense	35.4	38.2	107.2	112.8
Loss on early debt extinguishment	—	—	—	2.0
Interest income	(7.0)	(10.1)	(22.5)	(24.3)
Net periodic benefit costs, excluding service cost	4.9	4.5	14.6	13.6
Reorganization items, net	—	—	—	(12.8)
(Loss) income from continuing operations before income taxes	(70.1)	97.7	127.9	443.5
Income tax provision	4.2	13.8	26.0	31.3
(Loss) income from continuing operations, net of income taxes	(74.3)	83.9	101.9	412.2
Loss from discontinued operations, net of income taxes	(3.8)	(4.1)	(10.6)	(9.0)
Net (loss) income	(78.1)	79.8	91.3	403.2
Less: Series A Convertible Preferred Stock dividends	—	—	—	102.5
Less: Net income attributable to noncontrolling interests	4.7	8.3	12.8	8.9
Net (loss) income attributable to common stockholders	$(82.8)	$71.5	$78.5	$291.8

(Loss) income from continuing operations:
Basic (loss) income per share	$(0.77)	$0.64	$0.84	$2.43
Diluted (loss) income per share	$(0.77)	$0.63	$0.83	$2.40
Net (loss) income attributable to common stockholders:
Basic (loss) income per share	$(0.81)	$0.60	$0.74	$2.36
Diluted (loss) income per share	$(0.81)	$0.59	$0.73	$2.33

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net (loss) income	$(78.1)	$79.8	$91.3	$403.2
Postretirement plans and workers’ compensation obligations (net of $0.0 tax provisions in each period)	(2.2)	—	(6.6)	—
Foreign currency translation adjustment	(1.3)	(1.5)	(1.7)	(4.5)
Other comprehensive loss, net of income taxes	(3.5)	(1.5)	(8.3)	(4.5)
Comprehensive (loss) income	(81.6)	78.3	83.0	398.7
Less: Series A Convertible Preferred Stock dividends	—	—	—	102.5
Less: Net income attributable to noncontrolling interests	4.7	8.3	12.8	8.9
Comprehensive (loss) income attributable to common stockholders	$(86.3)	$70.0	$70.2	$287.3

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2019	December 31, 2018
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$759.1	$981.9
Accounts receivable, net of allowance for doubtful accounts of $4.3 at September 30, 2019 and $4.4 at December 31, 2018	293.4	450.4
Inventories	294.8	280.2
Other current assets	218.4	243.1
Total current assets	1,565.7	1,955.6
Property, plant, equipment and mine development, net	4,899.2	5,207.0
Operating lease right-of-use assets	85.6	—
Investments and other assets	193.5	212.6
Deferred income taxes	48.5	48.5
Total assets	$6,792.5	$7,423.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$23.4	$36.5
Accounts payable and accrued expenses	877.5	1,022.0
Total current liabilities	900.9	1,058.5
Long-term debt, less current portion	1,329.4	1,330.5
Deferred income taxes	9.5	9.7
Asset retirement obligations	696.2	686.4
Accrued postretirement benefit costs	516.4	547.7
Operating lease liabilities, less current portion	55.1	—
Other noncurrent liabilities	300.0	339.3
Total liabilities	3,807.5	3,972.1
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 139.1 shares issued and 98.8 shares outstanding as of September 30, 2019 and 137.7 shares issued and 110.4 shares outstanding as of December 31, 2018	1.4	1.4
Additional paid-in capital	3,342.7	3,304.7
Treasury stock, at cost — 40.3 and 27.3 common shares as of September 30, 2019 and December 31, 2018	(1,337.6)	(1,025.1)
Retained earnings	901.3	1,074.5
Accumulated other comprehensive income	31.8	40.1
Peabody Energy Corporation stockholders’ equity	2,939.6	3,395.6
Noncontrolling interests	45.4	56.0
Total stockholders’ equity	2,985.0	3,451.6
Total liabilities and stockholders’ equity	$6,792.5	$7,423.7

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Cash Flows From Operating Activities
Net income	$91.3	$403.2
Loss from discontinued operations, net of income taxes	10.6	9.0
Income from continuing operations, net of income taxes	101.9	412.2
Adjustments to reconcile income from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation, depletion and amortization	479.4	503.1
Noncash interest expense, net	11.4	11.3
Deferred income taxes	(0.4)	17.5
Noncash share-based compensation	30.2	25.6
Asset impairment	20.0	—
Net gain on disposals	(2.8)	(49.8)
Loss (income) from equity affiliates	7.5	(64.4)
Provision for North Goonyella equipment loss	24.7	49.3
Foreign currency option contracts	3.5	7.9
Noncash reorganization items, net	—	(12.8)
Changes in current assets and liabilities:
Accounts receivable	118.9	177.3
Inventories	(15.1)	14.4
Other current assets	(27.3)	(36.2)
Accounts payable and accrued expenses	(115.1)	(39.0)
Collateral arrangements	—	323.1
Asset retirement obligations	9.1	9.5
Workers’ compensation obligations	0.5	(0.4)
Postretirement benefit obligations	(37.8)	(6.6)
Pension obligations	(16.9)	(68.8)
Other, net	(13.9)	10.6
Net cash provided by continuing operations	577.8	1,283.8
Net cash used in discontinued operations	(25.2)	(23.0)
Net cash provided by operating activities	552.6	1,260.8
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(182.8)	(186.5)
Changes in accrued expenses related to capital expenditures	(5.6)	(7.0)
Federal coal lease expenditures	—	(0.5)
Insurance proceeds attributable to North Goonyella equipment losses	23.2	—
Proceeds from disposal of assets, net of receivables	27.6	69.0
Amount attributable to acquisition of Shoal Creek Mine	(2.4)	—
Contributions to joint ventures	(326.4)	(358.2)
Distributions from joint ventures	316.7	355.0
Advances to related parties	(12.5)	(5.6)
Cash receipts from Middlemount Coal Pty Ltd	14.7	81.1
Investment in equity securities	—	(10.0)
Other, net	(0.1)	(2.8)
Net cash used in investing activities	(147.6)	(65.5)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Cash Flows From Financing Activities
Repayments of long-term debt	(23.9)	(73.0)
Payment of debt issuance and other deferred financing costs	(6.4)	(21.2)
Common stock repurchases	(300.2)	(699.6)
Repurchase of employee common stock relinquished for tax withholding	(12.3)	(14.5)
Dividends paid	(243.9)	(44.6)
Distributions to noncontrolling interests	(23.4)	(10.3)
Other, net	0.1	0.1
Net cash used in financing activities	(610.0)	(863.1)
Net change in cash, cash equivalents and restricted cash	(205.0)	332.2
Cash, cash equivalents and restricted cash at beginning of period (1)	1,017.4	1,070.2
Cash, cash equivalents and restricted cash at end of period (2)	$812.4	$1,402.4

(1) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at beginning of period”:
Cash and cash equivalents	$981.9
Restricted cash included in “Investments and other assets”	35.5
Cash, cash equivalents and restricted cash at beginning of period	$1,017.4

(2) The following table provides a reconciliation of “Cash, cash equivalents and restricted cash at end of period”:
Cash and cash equivalents	$759.1
Restricted cash included in “Investments and other assets”	53.3
Cash, cash equivalents and restricted cash at end of period	$812.4

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions, except per share data)
Series A Convertible Preferred Stock
Balance, beginning of period	$—	$—	$—	$576.0
Series A Convertible Preferred Stock conversions	—	—	—	(576.0)
Balance, end of period	—	—	—	—
Common Stock
Balance, beginning of period	1.4	1.4	1.4	1.0
Series A Convertible Preferred Stock conversions	—	—	—	0.4
Balance, end of period	1.4	1.4	1.4	1.4
Additional paid-in capital
Balance, beginning of period	3,333.7	3,285.7	3,304.7	2,590.3
Dividend equivalent units on dividends declared	0.4	0.3	7.8	1.1
Series A Convertible Preferred Stock conversions	—	—	—	678.1
Share-based compensation for equity-classified awards	8.6	9.1	30.2	25.6
Balance, end of period	3,342.7	3,295.1	3,342.7	3,295.1
Treasury stock
Balance, beginning of period	(1,193.4)	(564.9)	(1,025.1)	(175.9)
Common stock repurchases	(144.2)	(325.1)	(300.2)	(699.6)
Repurchase of employee common stock relinquished for tax withholding	—	—	(12.3)	(14.5)
Balance, end of period	(1,337.6)	(890.0)	(1,337.6)	(890.0)
Retained earnings
Balance, beginning of period	999.1	781.3	1,074.5	613.6
Impact of adoption of Accounting Standards Update 2014-09	—	—	—	(22.5)
Net (loss) income	(82.8)	71.5	78.5	394.3
Dividends declared ($0.145, $0.125, $2.265, and $0.355 per share, respectively)	(15.0)	(15.6)	(251.7)	(45.7)
Series A Convertible Preferred Stock conversions	—	—	—	(102.5)
Balance, end of period	901.3	837.2	901.3	837.2
Accumulated other comprehensive income (loss)
Balance, beginning of period	35.3	(1.6)	40.1	1.4
Postretirement plans and workers' compensation obligations (net of $0.0 tax provisions in each period)	(2.2)	—	(6.6)	—
Foreign currency translation adjustment	(1.3)	(1.5)	(1.7)	(4.5)
Balance, end of period	31.8	(3.1)	31.8	(3.1)
Noncontrolling interests
Balance, beginning of period	49.7	43.4	56.0	49.4
Net income	4.7	8.3	12.8	8.9
Distributions to noncontrolling interests	(9.0)	(3.7)	(23.4)	(10.3)
Balance, end of period	45.4	48.0	45.4	48.0
Total stockholders’ equity	$2,985.0	$3,288.6	$2,985.0	$3,288.6

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2018 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2019.
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852, “Reorganizations”, requires that financial statements distinguish transactions and events that are directly associated with a reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred during the bankruptcy proceedings from which the Company emerged on April 3, 2017 were recorded in “Reorganization items, net” in the unaudited condensed consolidated statements of operations. “Reorganization items, net” for the nine months ended September 30, 2018 consisted of settlement gains of $12.8 million related to certain unsecured claims.
(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Leases. In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by requiring the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for leases with lease terms of more than 12 months. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. The FASB continued to clarify this guidance through the issuance of additional updates to ASU 2016-02.
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
Accounting Standards Not Yet Implemented
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments. The new standard replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected loss model for accounts receivables, loans, and other financial instruments to record an allowance for the estimated contractual cash flows not expected to be collected. This standard is effective for fiscal years beginning after December 15, 2019 (January 1, 2020 for the Company) and interim periods therein, with early adoption permitted. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. The Company is currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems. The Company expects to adopt the standard as of January 1, 2020 with no material impact to the Company’s results of operations, financial condition, cash flows or financial statement presentation.

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
Compensation- Retirement Benefits. In August 2018, the FASB issued ASU 2018-14 to add, remove and clarify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 for public companies and early adoption is permitted. The Company plans to adopt the disclosure requirements effective January 1, 2021.
(3)    Acquisition of Shoal Creek Mine
On December 3, 2018, the Company completed the acquisition of the Shoal Creek metallurgical coal mine, preparation plant and supporting assets located in Alabama (Shoal Creek Mine) for a purchase price of $387.4 million. In January 2019, the Company agreed to pay an additional $2.4 million to settle a working capital adjustment, bringing the total purchase price to $389.8 million. The purchase price was funded with available cash on hand and reflected customary purchase price adjustments. The acquisition expands the Company’s seaborne metallurgical mining platform.
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
The preliminary purchase accounting allocations were recorded in the accompanying unaudited condensed consolidated financial statements as of, and for the period subsequent to the acquisition date. The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed that were recognized at the acquisition and control date as well as fair value adjustments made through September 30, 2019:

	Preliminary Allocations	Adjustments	Final Allocations
	(Dollars in millions)
Inventories	$39.7	$0.2	$39.9
Property, plant, equipment and mine development	364.7	0.6	365.3
Current liabilities	(4.1)	—	(4.1)
Asset retirement obligations	(10.5)	(0.8)	(11.3)
Total purchase price	$389.8	$—	$389.8

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
The adjustments to the provisional fair values result from additional information obtained about facts in existence at the acquisition and control date. Adjustments to provisional fair values are assumed to have been made as of the acquisition and control date. As a result, "Depreciation, depletion and amortization" would have been lower by $0.4 million, $0.5 million and $0.4 million for the fourth quarter of 2018, first quarter of 2019 and second quarter of 2019, respectively, than was previously reported. The accompanying unaudited condensed consolidated statements of operations reflect these adjustments in the three months ended September 30, 2019.
The Company has finalized the valuation of the net assets acquired and related purchase price allocation.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of Shoal Creek Mine for the three and nine months ended September 30, 2019 are included in the unaudited condensed consolidated statement of operations and are reported in the Seaborne Metallurgical Mining segment.
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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Dollars in millions, except per share data)
Revenues	$1,560.2	$4,517.9
Income from continuing operations, net of income taxes	139.3	549.0
Basic earnings per share from continuing operations	$0.64	$2.43
Diluted earnings per share from continuing operations	$0.63	$2.40

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

	Three Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$34.8	$—	$333.6	$175.8	$143.6	$—	$687.8
Export	214.6	—	—	—	—	—	214.6
Total thermal	249.4	—	333.6	175.8	143.6	—	902.4
Metallurgical coal
Export	—	215.4	—	—	—	—	215.4
Total metallurgical	—	215.4	—	—	—	—	215.4
Other	0.1	0.9	—	0.2	6.8	(19.4)	(11.4)
Revenues	$249.5	$216.3	$333.6	$176.0	$150.4	$(19.4)	$1,106.4

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$37.4	$—	$373.7	$208.4	$149.5	$—	$769.0
Export	267.7	—	—	—	3.1	—	270.8
Total thermal	305.1	—	373.7	208.4	152.6	—	1,039.8
Metallurgical coal
Export	—	369.4	—	—	—	—	369.4
Total metallurgical	—	369.4	—	—	—	—	369.4
Other	—	0.9	—	0.1	3.5	(1.1)	3.4
Revenues	$305.1	$370.3	$373.7	$208.5	$156.1	$(1.1)	$1,412.6

	Nine Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$110.9	$—	$903.4	$522.3	$417.0	$—	$1,953.6
Export	608.7	—	—	—	11.3	—	620.0
Total thermal	719.6	—	903.4	522.3	428.3	—	2,573.6
Metallurgical coal
Export	—	829.4	—	—	—	—	829.4
Total metallurgical	—	829.4	—	—	—	—	829.4
Other	1.1	2.3	0.1	0.3	19.9	79.3	103.0
Revenues	$720.7	$831.7	$903.5	$522.6	$448.2	$79.3	$3,506.0

	Nine Months Ended September 30, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$112.0	$—	$1,084.4	$606.2	$410.9	$—	$2,213.5
Export	661.3	—	—	1.3	15.4	—	678.0
Total thermal	773.3	—	1,084.4	607.5	426.3	—	2,891.5
Metallurgical coal
Export	—	1,251.9	—	—	—	—	1,251.9
Total metallurgical	—	1,251.9	—	—	—	—	1,251.9
Other	0.6	2.1	0.1	0.2	13.1	25.2	41.3
Revenues	$773.9	$1,254.0	$1,084.5	$607.7	$439.4	$25.2	$4,184.7

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by initial contract duration was as follows:

	Three Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$158.5	$193.3	$287.8	$171.6	$143.6	$—	$954.8
Less than one year	90.9	22.1	45.8	4.2	—	—	163.0
Other (2)	0.1	0.9	—	0.2	6.8	(19.4)	(11.4)
Revenues	$249.5	$216.3	$333.6	$176.0	$150.4	$(19.4)	$1,106.4

	Three Months Ended September 30, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$235.3	$199.5	$330.2	$205.3	$146.6	$—	$1,116.9
Less than one year	69.8	169.9	43.5	3.1	6.0	—	292.3
Other (2)	—	0.9	—	0.1	3.5	(1.1)	3.4
Revenues	$305.1	$370.3	$373.7	$208.5	$156.1	$(1.1)	$1,412.6

	Nine Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$480.2	$668.8	$837.6	$497.6	$422.2	$—	$2,906.4
Less than one year	239.4	160.6	65.8	24.7	6.1	—	496.6
Other (2)	1.1	2.3	0.1	0.3	19.9	79.3	103.0
Revenues	$720.7	$831.7	$903.5	$522.6	$448.2	$79.3	$3,506.0

	Nine Months Ended September 30, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$585.8	$852.1	$984.4	$587.0	$400.4	$—	$3,409.7
Less than one year	187.5	399.8	100.0	20.5	25.9	—	733.7
Other (2)	0.6	2.1	0.1	0.2	13.1	25.2	41.3
Revenues	$773.9	$1,254.0	$1,084.5	$607.7	$439.4	$25.2	$4,184.7

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

Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to September 30, 2019 of approximately $4.8 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at September 30, 2019. Approximately 46% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable
“Accounts receivable, net” at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Trade receivables, net	$257.1	$345.5
Miscellaneous receivables, net	36.3	104.9
Accounts receivable, net	$293.4	$450.4

Trade receivables, net presented above have been shown net of reserves of $0.1 million as of December 31, 2018. Trade receivables, net included no reserves as of September 30, 2019. Miscellaneous receivables, net presented above have been shown net of reserves of $4.3 million as of both September 30, 2019 and December 31, 2018. Included in “Operating costs and expenses” in the unaudited condensed consolidated statements of operations were credits for doubtful trade receivables of $0.4 million for the three months ended September 30, 2018 and $0.1 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. No charges for doubtful trade receivables were recognized during the three months ended September 30, 2019.
The Company also records long-term customer receivables related to the reimbursement of certain post-mining costs which are included within “Investments and other assets” in the accompanying condensed consolidated balance sheets. The balance of such receivables was $12.1 million and $11.1 million as of September 30, 2019 and December 31, 2018, respectively. In connection with the adoption of ASC 606, the Company records a portion of the consideration received as “Interest income” in the accompanying unaudited condensed consolidated statements of operations, due to the embedded financing element within the related contract. Interest income related to these arrangements amounted to $2.7 million and $2.1 million during the three months ended September 30, 2019 and 2018, respectively, and $8.0 million and $6.3 million during the nine months ended September 30, 2019 and 2018, respectively.
(5)    Discontinued Operations
Discontinued operations include certain former Seaborne Thermal Mining and Midwestern U.S. Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(3.8)	$(4.1)	$(10.6)	$(9.0)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities of Discontinued Operations
Assets and liabilities classified as discontinued operations included in the Company’s condensed consolidated balance sheets were as follows:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Assets:
Other current assets	$0.2	$—
Total assets classified as discontinued operations	$0.2	$—

Liabilities:
Accounts payable and accrued expenses	$53.7	$54.0
Other noncurrent liabilities	127.0	141.1
Total liabilities classified as discontinued operations	$180.7	$195.1

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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The accounting for these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $103.8 million and $102.7 million at September 30, 2019 and December 31, 2018, respectively. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the terms of the Patriot spin-off, Patriot was primarily liable to the Combined Fund for the approximately $40 million of its subsidiaries’ obligations at that time. Once Patriot ceased meeting its obligations, the Company was held responsible for these costs and, as a result, recorded “Loss from discontinued operations, net of income taxes” charges of $0.2 million and during both the three months ended September 30, 2019 and 2018, and $0.5 million during both the nine months ended September 30, 2019 and 2018. The Company made payments into the fund of $1.4 million and $1.7 million during the nine months ended September 30, 2019 and 2018, respectively, and estimates that the annual cash cost to fund these potential Combined Fund liabilities will range between $1 million and $2 million in the near-term, with those premiums expected to decline over time because the fund is closed to new participants. The liability related to the fund was $15.4 million and $16.4 million at September 30, 2019 and December 31, 2018, respectively.
UMWA 1974 Pension Plan (UMWA Plan) Litigation. On July 16, 2015, a lawsuit was filed by the UMWA Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the UMWA Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against the Company, Peabody Holding Company, LLC, a subsidiary of the Company, and Arch Coal, Inc. (Arch). The plaintiffs sought, pursuant to the Employee Retirement Income Security Act of 1974 (ERISA) and the Multiemployer Pension Plan Amendments Act of 1980, a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants had statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. After a legal and arbitration process and with the approval of the U.S. Bankruptcy Court for the Eastern District of Missouri (Bankruptcy Court), on January 25, 2017, the UMWA Plan and the Company agreed to a settlement of the claim which entitled the UMWA Plan to $75 million to be paid by the Company in increments through 2021. The balance of the liability, on a discounted basis, was $24.9 million and $36.7 million at September 30, 2019 and December 31, 2018, respectively.
(6)     Inventories
Inventories as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Materials and supplies	$119.0	$118.1
Raw coal	79.5	53.6
Saleable coal	96.3	108.5
Total	$294.8	$280.2
Materials and supplies inventories presented above have been shown net of reserves of $0.3 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively.
(7) Equity Method Investments
The Company had total equity method investments of $29.3 million and $45.9 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively, related to Middlemount Coal Pty Ltd (Middlemount). Included in “Loss (income) from equity affiliates” in the unaudited condensed consolidated statements of operations was a loss of $18.8 million and $5.3 million related to Middlemount during the three and nine months ended September 30, 2019, respectively and income of $17.4 million and $65.1 million during the three and nine months ended September 30, 2018, respectively. Middlemount’s standalone results include (on a 50% attributable basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Depreciation, depletion and amortization and asset retirement obligation expenses	$8.2	$3.7	$15.3	$11.8
Net interest expense	2.4	2.8	6.4	10.0
Income tax (benefit) provision	(7.5)	3.9	(1.6)	15.4

The Company received cash payments from Middlemount of $14.7 million and $81.1 million during the nine months ended September 30, 2019 and 2018, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

One of the Company’s Australian subsidiaries and the other shareholder of Middlemount are parties to an agreement, as amended from time to time, to provide a revolving loan (Revolving Loans) to Middlemount not to exceed $50.0 million Australian dollars (Revolving Loan Limit). The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the Revolving Loan Limit. The Revolving Loans bear interest at 15% per annum and expire on December 31, 2020. As of September 30, 2019 and December 31, 2018, the carrying value of the Revolving Loans due to the Company’s Australian subsidiary was $5.4 million and zero, respectively.
As of September 30, 2019, the Company had an existing reserve of approximately $20 million related to an uncertain tax position that had been the subject of an ongoing income tax audit on Middlemount. In October 2019, subsequent to the balance sheet date, Middlemount received notification that the Australian Taxation Office will no longer pursue its position. Therefore, the related tax reserve will be released in the fourth quarter of 2019.
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
As of September 30, 2019, the Company had currency options outstanding with an aggregate notional amount of $925.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2019 and over the first six months of 2020. The instruments are quarterly average rate options whereby the Company is entitled to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.73 to $0.76 over the remainder of 2019 and over the first six months of 2020.
As of September 30, 2019, the Company held coal-related financial contracts related to a portion of its forecasted sales for an aggregate notional volume of 2.8 million tonnes. Such financial contracts include futures, forwards and options. Of the aggregate notional volume, 0.9 million tonnes will settle in 2019, 1.6 million tonnes will settle in 2020 and the remainder will settle in 2021.
The Company had no diesel fuel or interest rate derivatives in place as of September 30, 2019.
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
The fair value of derivatives reflected in the accompanying condensed consolidated balance sheets are set forth in the table below.

	September 30, 2019		December 31, 2018
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$0.6	$—	$1.2	$—
Coal contracts related to forecasted sales	19.5	(1.8)	6.6	(23.1)
Coal trading contracts	111.6	(95.8)	59.7	(64.4)
Total derivatives	131.7	(97.6)	67.5	(87.5)
Effect of counterparty netting	(97.6)	97.6	(64.5)	64.5
Variation margin (held) posted	(30.0)	—	—	21.8
Net derivatives and margin as classified in the balance sheets	$4.1	$—	$3.0	$(1.2)

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
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives.

	Three Months Ended September 30, 2019
	Total (loss) gain recognized in income	Loss realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(1.0)	$(1.3)	$0.3
Coal contracts related to forecasted sales	(22.7)	(4.7)	(18.0)
Coal trading contracts	0.7	(1.3)	2.0
Total	$(23.0)	$(7.3)	$(15.7)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2018
	Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(1.5)	$(1.8)	$0.3
Coal contracts related to forecasted sales	(4.5)	22.3	(26.8)
Coal trading contracts	0.3	(2.9)	3.2
Total	$(5.7)	$17.6	$(23.3)

	Nine Months Ended September 30, 2019
	Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(3.5)	$(3.7)	$0.2
Coal contracts related to forecasted sales	70.5	26.3	44.2
Coal trading contracts	(0.5)	(12.0)	11.5
Total	$66.5	$10.6	$55.9

	Nine Months Ended September 30, 2018
	Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(7.9)	$(6.5)	$(1.4)
Coal contracts related to forecasted sales	18.8	55.1	(36.3)
Coal trading contracts	(2.4)	(4.6)	2.2
Total	$8.5	$44.0	$(35.5)

During the three and nine months ended September 30, 2019 and 2018, gains and losses on foreign currency option contracts were included in “Operating costs and expenses,” and gains and losses on coal contracts related to forecasted sales and those related to coal trading contracts were included in “Revenues” in the accompanying unaudited condensed consolidated statements of operations.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$0.6	$—	$0.6
Coal contracts related to forecasted sales	—	23.3	—	23.3
Coal trading contracts	—	(19.8)	—	(19.8)
Equity securities	—	—	10.0	10.0
Total net financial assets	$—	$4.1	$10.0	$14.1

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.2	$—	$1.2
Coal contracts related to forecasted sales	—	(21.2)	—	(21.2)
Coal trading contracts	—	21.8	—	21.8
Equity securities	—	—	10.0	10.0
Total net financial assets	$—	$1.8	$10.0	$11.8

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
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of September 30, 2019 and December 31, 2018:

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market risk associated with the Company’s fixed- and variable-rate long-term debt relates to the potential reduction in the fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt, shown below, is principally based on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral.

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Total debt at par value	$1,413.6	$1,437.0
Less: Unamortized debt issuance costs and original issue discount	(60.8)	(70.0)
Net carrying amount	$1,352.8	$1,367.0

Estimated fair value	$1,375.5	$1,366.2

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
The Company had no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2019 and 2018. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
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
As of September 30, 2019, 57% of the Company’s credit exposure related to coal trading activities was with investment grade counterparties and 43% was with counterparties that are not rated.
Performance Assurances and Collateral
The Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. The Company posted initial margin of $12.8 million and $16.7 million as of September 30, 2019 and December 31, 2018, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the Company had posted $0.2 million and $2.2 million in excess of margin requirements, respectively.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. As of September 30, 2019, the Company was in receipt of $30.0 million in variation margin, while it had posted $21.8 million of net variation margin at December 31, 2018.
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in net liability positions which, based on aggregate fair values, would have required $0.1 million additional collateral postings to counterparties at September 30, 2019, and approximately $1.3 million at December 31, 2018. As of September 30, 2019 and December 31, 2018, the Company was not required to post collateral to counterparties for such positions.
(9)     Intangible Contract Assets and Liabilities
As described in Note 2. “Emergence from the Chapter 11 Cases and Fresh Start Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Note 3. “Acquisition of Shoal Creek Mine,” the Company has recorded intangible assets and liabilities to reflect the fair value of certain U.S. coal supply agreements as a result of differences between contract terms and estimated market terms for the same coal products, and also recorded intangible liabilities related to unutilized capacity under its port and rail take-or-pay contracts. The balances, net of accumulated amortization, and respective balance sheet classifications at September 30, 2019 and December 31, 2018, are set forth in the following tables:

	September 30, 2019
	Assets	Liabilities	Net Total
	(Dollars in millions)
Coal supply agreements	$44.5	$(23.4)	$21.1
Take-or-pay contracts	—	(41.2)	(41.2)
Total	$44.5	$(64.6)	$(20.1)

Balance sheet classification:
Investments and other assets	$44.5	$—	$44.5
Accounts payable and accrued expenses	—	(9.5)	(9.5)
Other noncurrent liabilities	—	(55.1)	(55.1)
Total	$44.5	$(64.6)	$(20.1)

	December 31, 2018
	Assets	Liabilities	Net Total
	(Dollars in millions)
Coal supply agreements	$70.9	$(32.9)	$38.0
Take-or-pay contracts	—	(57.1)	(57.1)
Total	$70.9	$(90.0)	$(19.1)

Balance sheet classification:
Investments and other assets	$70.9	$—	$70.9
Accounts payable and accrued expenses	—	(20.3)	(20.3)
Other noncurrent liabilities	—	(69.7)	(69.7)
Total	$70.9	$(90.0)	$(19.1)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of the intangible assets and liabilities related to coal supply agreements occurs ratably based upon coal volumes shipped per contract and is recorded as a component of “Depreciation, depletion and amortization” in the accompanying unaudited condensed consolidated statements of operations. Such amortization amounted to $5.3 million and $24.0 million during the three months ended September 30, 2019 and 2018, respectively, and $16.9 million and $78.4 million during the nine months ended September 30, 2019 and 2018, respectively. The Company anticipates net amortization of sales contracts, based upon expected shipments, to be an expense of approximately $6 million during the remaining three months of 2019, and for the years 2020 through 2023, expense of approximately $11 million, $2 million, $1 million and $1 million, respectively.
Future unutilized capacity and the amortization periods related to the take-or-pay contract intangible liabilities are based upon estimates of forecasted usage. Such amortization, which is classified as a reduction to “Operating costs and expenses” in the accompanying unaudited condensed consolidated statements of operations, amounted to $2.7 million and $5.4 million during the three months ended September 30, 2019 and 2018, respectively, and $13.9 million and $21.5 million during the nine months ended September 30, 2019 and 2018, respectively. The Company anticipates net amortization of take-or-pay contract intangible liabilities to be approximately $3 million during the remaining three months of 2019, and for the years 2020 through 2023, approximately $8 million, $4 million, $3 million and $2 million, respectively, and $21 million thereafter.
(10) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of September 30, 2019 and December 31, 2018 is set forth in the table below:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Land and coal interests	$4,172.0	$4,148.8
Buildings and improvements	554.7	559.3
Machinery and equipment	1,556.4	1,456.3
Less: Accumulated depreciation, depletion and amortization	(1,383.9)	(957.4)
Property, plant, equipment and mine development, net	$4,899.2	$5,207.0

(11) Leases
The Company has operating and finance leases for mining and non-mining equipment, office space and certain other facilities under various non-cancellable agreements. Historically, the majority of the Company’s leases have been accounted for as operating leases.
The Company determines if an arrangement is a lease at inception. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. For the purpose of calculating such present values, lease payments include components that vary based upon an index or rate, using the prevailing index or rate at the commencement date, and exclude components that vary based upon other factors. As most of its leases do not contain a readily determinable implicit rate, the Company uses its incremental borrowing rate at commencement to determine the present value of lease payments. The Company's leases may include options to extend or terminate the lease, and such options are reflected in the term when their exercise is reasonably certain. Lease expense is recognized on a straight-line basis over the lease term.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

One of the Company’s operating lease agreements for underground mining equipment in Australia entered into in 2013 requires contingent rent to be paid only if and when certain coal is mined at a specified margin as defined in the agreements. There was no contingent expense related to that arrangement for the periods listed below.
The components of lease expense during the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in millions)
Operating lease cost:
Operating lease cost	$9.9	$33.9
Short-term lease cost	15.8	34.7
Variable lease cost	2.0	16.6
Sublease income	(1.0)	(1.9)
Total operating lease cost	$26.7	$83.3

Finance lease cost:
Amortization of right-of-use assets	$3.4	$12.0
Interest on lease liabilities	0.3	1.2
Total finance lease cost	$3.7	$13.2

Rental expense under operating leases, including expense related to short-term operating leases, was $36.3 million and $122.6 million during the three and nine months ended September 30, 2018, respectively.
Supplemental balance sheet information related to leases at September 30, 2019 was as follows:

September 30, 2019
(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$85.6

Accounts payable and accrued expenses	$27.6
Operating lease liabilities, less current portion	55.1
Total operating lease liabilities	$82.7

Finance leases:
Property, plant, equipment and mine development	$95.4
Accumulated depreciation	(49.3)
Property, plant, equipment and mine development, net	$46.1

Current portion of long-term debt	$19.4
Long-term debt, less current portion	0.2
Total finance lease liabilities	$19.6

Weighted average remaining lease term (years)
Operating leases	4.0
Finance leases	0.6

Weighted average discount rate
Operating leases	7.3%
Finance leases	5.9%

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information related to leases during the three and nine months ended September 30, 2019 was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8.4	$41.8
Operating cash flows for finance leases	0.3	1.2
Financing cash flows for finance leases	5.6	24.0

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3.4	9.7
Finance leases	0.3	0.4

The Company's leases have remaining lease terms of 1 year to 11.6 years, some of which include options to extend the terms deemed reasonably certain of exercise. Maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2019	$8.8	$5.9
2020	30.9	13.9
2021	19.7	0.1
2022	13.0	0.1
2023	12.1	0.1
2024 and thereafter	12.1	—
Total lease payments	96.6	20.1
Less imputed interest	(13.9)	(0.5)
Total lease liabilities	$82.7	$19.6

(12)  Income Taxes
The Company’s income tax provision of $4.2 million and $13.8 million for the three months ended September 30, 2019 and 2018, respectively, included a tax provision of $0.1 million and a tax benefit of $0.3 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax provision of $26.0 million and $31.3 million for the nine months ended September 30, 2019 and 2018, respectively, included a tax benefit of $0.2 million for both periods related to the remeasurement of foreign income tax accounts. The Company’s effective tax rate before remeasurement for the nine months ended September 30, 2019 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowances.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)     Long-term Debt
The Company’s total indebtedness as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022	$500.0	$500.0
6.375% Senior Secured Notes due March 2025	500.0	500.0
Senior Secured Term Loan due 2025, net of original issue discount	393.0	395.9
Finance lease obligations	19.6	40.0
Less: Debt issuance costs	(59.8)	(68.9)
	1,352.8	1,367.0
Less: Current portion of long-term debt	23.4	36.5
Long-term debt	$1,329.4	$1,330.5

6.000% and 6.375% Senior Secured Notes
On February 15, 2017, the Company entered into an indenture (the Indenture) with Wilmington Trust, National Association, as trustee, relating to its issuance of $500.0 million aggregate principal amount of 6.000% senior secured notes due 2022 (the 2022 Notes) and $500.0 million aggregate principal amount of 6.375% senior secured notes due 2025 (the 2025 Notes and, together with the 2022 Notes, the Senior Notes). The Senior Notes were sold on February 15, 2017 in a private transaction exempt from the registration requirements of the Securities Act of 1933.
The Senior Notes were issued at par value. The Company paid aggregate debt issuance costs of $49.5 million related to the offering, which are being amortized over the respective terms of the Senior Notes. Interest payments on the Senior Notes are scheduled to occur each year on March 31 and September 30 until maturity. During the three months ended September 30, 2019 and 2018, the Company recorded interest expense of $18.1 million and $19.1 million, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $54.2 million and $54.0 million, respectively, related to the Senior Notes.
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
Following the voluntary prepayments and amendments described below, the Credit Agreement provided for a $400.0 million first lien senior secured term loan, which bore interest at LIBOR plus 2.75% per annum as of September 30, 2019. During the three months ended September 30, 2019 and 2018, the Company recorded interest expense of $5.6 million and $5.1 million, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $17.0 million and $18.5 million, respectively, related to the Senior Secured Term Loan.
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
Since entering into the Credit Agreement, the Company has repaid $556.0 million of the original $950.0 million loan principal amount on the Senior Secured Term Loan in various installments, including $546.0 million of voluntary prepayments. In September 2017, the Company entered into an amendment to the Credit Agreement which permitted the Company to add an incremental revolving credit facility in addition to the Company’s ability to add one or more incremental term loan facilities under the Credit Agreement. The incremental revolving credit facility and/or incremental term loan facilities originally allowed for an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company remains in compliance with Total Leverage Ratio requirements as set forth in the Credit Agreement. The amendment also made available an additional restricted payment basket that permits additional repurchases, dividends or other distributions with respect to the Company’s common and preferred stock in an aggregate amount up to $450.0 million so long as the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) is at least 2.00:1.00 on a pro forma basis.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2018, the Company entered into another amendment to the Credit Agreement which lowered the interest rate on the Senior Secured Term Loan to its current level of LIBOR plus 2.75% and eliminated an existing 1.0% LIBOR floor. The amendment also extended the maturity of the Senior Secured Term Loan by three years to 2025 and eliminated previous capital expenditure restriction covenants on both the Senior Secured Term Loan and the incremental revolving credit facility described below. In connection with this amendment, the Company voluntarily repaid $46.0 million of principal on the Senior Secured Term Loan.
During the fourth quarter of 2017, the Company entered into the incremental revolving credit facility (the Revolver) for an aggregate commitment of $350.0 million for general corporate purposes and paid debt issuance costs of $4.7 million. In September 2019, the Company entered into an amendment to the Credit Agreement which increased the aggregate commitment amount under the Revolver to $565.0 million and extended the maturity date on $540.0 million of the commitments from November 2020 to September 2023. The maturity date for the remaining $25.0 million commitment is November 2020. The Company incurred $5.7 million of additional debt issuance costs in connection with the amendment. The Revolver currently permits loans which bear interest at LIBOR plus 3.25%, as well as letters of credit which incur combined fees of 3.375% per annum. Unused capacity under the Revolver bears a commitment fee of 0.5% per annum. As a result of the amendment, such loans, letters of credit and unused capacity related to the $540.0 million of extended commitments will bear interest and incur fees at rates dependent upon the Company’s First Lien Leverage Ratio (as defined in the Credit Agreement) beginning in 2020. The Revolver is also subject to a 2.00:1.00 Total Leverage Ratio requirement (as defined in the Credit Agreement), modified to limit unrestricted cash netting to $800.0 million.
To date, the Revolver has only been utilized for letters of credit, including $66.4 million outstanding at September 30, 2019. Such letters of credit were primarily in support of the Company’s reclamation obligations, as further described in Note 18. “Financial Instruments and Other Guarantees.” During the three months ended September 30, 2019 and 2018, the Company recorded interest expense and fees of $1.4 million and $1.3 million, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recorded interest expense and fees of $4.5 million and $4.3 million, respectively, related to the Revolver.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension cost (benefit) included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Service cost for benefits earned	$0.5	$0.6	$1.5	$1.7
Interest cost on projected benefit obligation	8.4	7.9	25.1	23.6
Expected return on plan assets	(7.9)	(10.7)	(23.5)	(32.1)
Net periodic pension cost (benefit)	$1.0	$(2.2)	$3.1	$(6.8)

Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of September 30, 2019, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. Minimum funding standards are legislated by ERISA and are modified by pension funding stabilization provisions included in the Moving Ahead for Progress in the 21st Century Act of 2012, the Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015. The Company is not required to make any contributions to its qualified pension plans in 2019 based on minimum funding requirements; however, during the nine months ended September 30, 2019, the Company made a discretionary contribution of $20.0 million to one of its qualified pension plans.
Net periodic postretirement benefit cost included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Service cost for benefits earned	$1.2	$2.1	$3.6	$6.2
Interest cost on accumulated postretirement benefit obligation	6.3	7.0	18.9	21.2
Expected return on plan assets	(0.2)	—	(0.4)	—
Amortization of prior service credit	(2.2)	—	(6.6)	—
Net periodic postretirement benefit cost	$5.1	$9.1	$15.5	$27.4

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
In 2018, the Company established a Voluntary Employees Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. During the nine months ended September 30, 2019, the Company made a pre-funding contribution of $17.0 million to the VEBA.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the nine months ended September 30, 2019:

	Foreign Currency Translation Adjustment	Prior Service Credit (Cost) Associated with Postretirement Plans	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2018	$(4.5)	$44.6	$40.1
Reclassification from other comprehensive income to earnings	—	(6.6)	(6.6)
Current period change	(1.7)	—	(1.7)
September 30, 2019	$(6.2)	$38.0	$31.8

Postretirement health care and life insurance benefits reclassified from other comprehensive income to earnings of $2.2 million and $6.6 million during the three and nine months ended September 30, 2019, respectively, are included in “Net periodic benefit costs, excluding service cost” in the unaudited condensed consolidated statements of operations.
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
Formation of the joint venture is subject to customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other required regulatory approvals and the absence of injunctions or other legal restraints preventing the formation of the joint venture. The proposed joint venture is progressing through the U.S. Federal Trade Commission regulatory review process which is anticipated to conclude during the first half of 2020, and which would result in the clearance to form the joint venture or litigation to block its execution. The existing outstanding indebtedness of both Peabody and Arch limits significant transactions such as the joint venture, and accordingly, formation is subject to Peabody and Arch amending such outstanding indebtedness under agreeable terms. In September 2019, the Company amended its Credit Agreement to expressly permit formation of the joint venture and is exploring various alternatives under the Indenture governing the Senior Notes. At such time as control over the existing operations is exchanged, the Company will account for its interest in the combined operations at fair value, which could result in a significant loss.
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
During the first quarter of 2019, the Company completed segmenting of the mine into multiple zones to facilitate a phased re-ventilation and re-entry of the mine. The Company commenced re-ventilation of the first zone of the mine during the second quarter of 2019 and subsequently re-entered the area in July 2019. Following these activities and a subsequent detailed assessment, the Company concluded during the fourth quarter of 2019 that due to the time, cost and required regulatory approach to ventilate and re-enter the entire mine, the Company will not pursue attempts to access certain portions of the mine through existing mine workings, but will instead move to the southern panels.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2018, the Company recorded $58.0 million in containment and idling costs related to the events at North Goonyella Mine and a provision of $66.4 million for expected equipment losses. The portion recorded during the three and nine months ended September 30, 2018 amounted to $9.0 million in containment and idling costs and a provision of $49.3 million for expected equipment losses. During the three and nine months ended September 30, 2019, the Company recorded an additional $29.3 million and $94.6 million, respectively, in containment and idling costs, and an additional provision of $24.7 million related to equipment losses was recorded during the nine months ended September 30, 2019 as more information became available. The combined provision includes $50.7 million for the estimated cost to replace leased equipment, $23.2 million related to the cost of Company-owned equipment and $17.2 million of other charges, which represents the best estimate of loss based on the assessments made at September 30, 2019. Given the revision in its approach to accessing the remaining reserves made during the fourth quarter of 2019, the Company recorded an additional provision for equipment losses of approximately $60 million, primarily related to unrecoverable longwall panel development, subsequent to September 30, 2019.
In the event that no future mining occurs at the North Goonyella Mine, the Company may record additional charges for the remaining carrying value of the North Goonyella Mine of up to approximately $272 million. Incremental exposures above the aforementioned include take-or-pay obligations and other costs associated with idling or closing the mine.
In March 2019, the Company entered into an insurance claim settlement agreement with its insurers and various re-insurers under a combined property damage and business interruption policy and recorded a $125 million insurance recovery, the maximum amount available under the policy above a $50 million deductible. The Company has collected the full amount of the recovery.
On April 30, 2019, Peabody (Bowen) Pty Ltd entered into an option exercise and release agreement with Yancoal Technology Development Pty Ltd pursuant to which Peabody (Bowen) Pty Ltd exercised an option to acquire from Yancoal Technology Development Pty Ltd the longwall mining equipment used under license at the North Goonyella Mine for $54.2 million, which was consistent with what the Company recorded as a provision for equipment losses for the related impaired assets.
Divestitures
In June 2018, Peabody entered into an agreement to sell approximately 23 million tonnes of metallurgical coal resources adjacent to its Millennium Mine to Stanmore Coal Limited (Stanmore) for approximately $22 million. The sale was completed in July 2018, and the Company recorded a gain of $20.5 million which is included within “Net gain on disposals” in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018.
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
United Wambo Joint Venture with Glencore
In 2014, the Company agreed to establish an unincorporated joint venture project with Glencore plc (Glencore), in which the Company holds a 50% interest, to combine the existing operations of the Company’s Wambo Open-Cut Mine in Australia with the adjacent coal reserves of Glencore’s United Mine. Glencore will manage the operations of the joint venture. The joint venture is expected to be formed during 2019, subject to substantive contingencies for the requisite regulatory and permitting approvals. Mining tenements will be contributed at formation and open-cut operations will be transitioned at first scheduled coal delivery date of joint venture operations. The Company will account for the components of the transaction at fair value, which could result in a gain or loss.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Impairment and At-Risk Assets
In addition to the provision for North Goonyella equipment losses described above, the Company recorded $20.0 million of asset impairment charges during the three and nine months ended September 30, 2019 related to the remaining probability-weighted discounted cash flows of its Wildcat Hills Underground Mine, which the Company has announced will likely close in the fourth quarter of 2019. No asset impairment charges were recorded during the three and nine months ended September 30, 2018. Due to the unobservable inputs within the modeling used to determine fair market values utilized in the Company's asset impairment analyses, such fair values would be considered Level 3 within the fair value hierarchy.
The Company has identified certain assets with an aggregate carrying value of approximately $358 million at September 30, 2019 in its Midwestern U.S. Mining, Western U.S. Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures and customer concentration risk. The Company conducted a review of those assets for recoverability as of September 30, 2019 and determined that no further impairment charges were necessary as of that date.
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
The computation of diluted EPS excluded aggregate share-based compensation awards of approximately 1.7 million and 0.6 million for the three and nine months ended September 30, 2019, respectively, and less than 0.1 million for both the three and nine months ended September 30, 2018, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share data)
EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(74.3)	$83.9	$101.9	$412.2
Less: Series A Convertible Preferred Stock dividends	—	—	—	102.5
Less: Net income attributable to noncontrolling interests	4.7	8.3	12.8	8.9
(Loss) income from continuing operations attributable to common stockholders, before allocation of earnings to participating securities	(79.0)	75.6	89.1	300.8
Less: Earnings allocated to participating securities	—	—	—	5.7
(Loss) income from continuing operations attributable to common stockholders, after allocation of earnings to participating securities (1)	(79.0)	75.6	89.1	295.1
Loss from discontinued operations, net of income taxes	(3.8)	(4.1)	(10.6)	(9.0)
Less: Loss from discontinued operations allocated to participating securities	—	—	—	(0.2)
Loss from discontinued operations attributable to common stockholders, after allocation of earnings to participating securities	(3.8)	(4.1)	(10.6)	(8.8)
Net (loss) income attributable to common stockholders, after allocation of earnings to participating securities (1)	$(82.8)	$71.5	$78.5	$286.3

EPS denominator:
Weighted average shares outstanding — basic	102.2	118.6	105.9	121.3
Impact of dilutive securities	—	1.7	1.5	1.8
Weighted average shares outstanding — diluted (2)	102.2	120.3	107.4	123.1

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.77)	$0.64	$0.84	$2.43
Loss from discontinued operations	(0.04)	(0.04)	(0.10)	(0.07)
Net (loss) income attributable to common stockholders	$(0.81)	$0.60	$0.74	$2.36

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.77)	$0.63	$0.83	$2.40
Loss from discontinued operations	(0.04)	(0.04)	(0.10)	(0.07)
Net (loss) income attributable to common stockholders	$(0.81)	$0.59	$0.73	$2.33

(1)	The reallocation adjustment for participating securities to arrive at the numerator to calculate diluted EPS was $0.1 million for the nine months ended September 30, 2018.

(2)
The two-class method assumes that participating securities are not exercised or converted. As such, weighted average diluted shares outstanding excluded 2.8 million shares related to the participating securities for the nine months ended September 30, 2018.

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Financial Instruments and Other Guarantees
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At September 30, 2019, such instruments included $1,599.3 million of surety bonds and $200.5 million of letters of credit. Such financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying condensed consolidated balance sheets.
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. At September 30, 2019, the Company’s asset retirement obligations of $760.0 million were supported by surety bonds of $1,394.9 million, as well as letters of credit issued under the Company’s receivables securitization program and Revolver amounting to $106.1 million.
Accounts Receivable Securitization
The Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended, dated as of April 3, 2017 (the Receivables Purchase Agreement) to extend the Company’s receivables securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The receivables securitization program (Securitization Program) is subject to customary events of default set forth in the Receivables Purchase Agreement. The Securitization Program provides for up to $250.0 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations. During 2019, the Company entered into an amendment to the Securitization Program to extend its term through April 1, 2022 and reduce program fees.
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
At September 30, 2019, the Company had no outstanding borrowings and $132.7 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of portions of the Company’s obligations for reclamation, workers’ compensation and postretirement benefits. The Company had no collateral requirement under the Securitization Program at September 30, 2019 or December 31, 2018. The Company incurred fees associated with the Securitization Program of $1.0 million and $1.7 million during the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $5.5 million during the nine months ended September 30, 2019 and 2018, respectively, which have been recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations.
Collateral Arrangements and Restricted Cash
From time to time, the Company is required to remit cash to certain regulatory authorities and other third parties as collateral for financial assurances associated with a variety of long-term obligations and commitments surrounding the mining, reclamation and shipping of its production. During the nine months ended September 30, 2018, $363.2 million of such collateral and other restricted cash was returned to the Company, largely as the result of replacing collateral balances with third-party surety bonding in Australia.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of September 30, 2019, purchase commitments for capital expenditures were $87.7 million, all of which is obligated within the next three years, with $80.0 million obligated within the next 12 months.
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
Litigation Relating to Bankruptcy
Ad Hoc Committee. A group of creditors (the Ad Hoc Committee) that held certain interests in the Company's prepetition indebtedness appealed the Bankruptcy Court’s order confirming the Company’s plan of reorganization (the Plan). On December 29, 2017, the United States District Court for the Eastern District of Missouri (the District Court) entered an order dismissing the Ad Hoc Committee's appeal, and, in the alternative, affirming the order confirming the Plan. On January 26, 2018, the Ad Hoc Committee appealed the District Court's order to the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit). In its appeal, the Ad Hoc Committee asked the Eighth Circuit to award the Ad Hoc Committee members either unspecified damages or the right to buy an unspecified amount of Company stock at a discount. Oral argument on the appeal was held April 16, 2019, and the Eighth Circuit issued a unanimous opinion in Peabody’s favor on August 9, 2019. The Ad Hoc Committee has until November 2019 to seek rehearing or petition the Supreme Court for certiorari.
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
The Company asserts that the Macarthur companies were never under an obligation to develop the mine project because the project was not economically viable.  The Company disputes all of the claims brought by the plaintiffs and is vigorously defending its position. The litigation itself will not end the joint venture with plaintiffs, and regardless of outcome at the trial court, the Company expects the decision will be appealed. The trial commenced on April 8, 2019 and is currently scheduled to finish by the end of the year. Since 2012, the Company has incurred costs of approximately $48 million Australian dollars defending its position, including approximately $29 million Australian dollars since the beginning of 2018.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

County of San Mateo, County of Marin, City of Imperial Beach. The Company was named as a defendant, along with numerous other companies, in three nearly identical lawsuits brought by municipalities in California. The lawsuits seek to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels. The lawsuits primarily assert that the companies’ products have caused a sea level rise that is damaging the plaintiffs. The complaints specifically alleged that the defendants’ activities from 1965 to 2015 caused such damage. The Company filed a motion to enforce the Plan because it enjoins claims that arose before the effective date of the Plan. The motion to enforce was granted on October 24, 2017, and the Bankruptcy Court ordered the plaintiffs to dismiss their lawsuits against the Company. On November 26, 2017, the plaintiffs appealed the Bankruptcy Court’s October 24, 2017 order to the District Court. On November 28, 2017, the plaintiffs sought a stay pending appeal from the Bankruptcy Court, which was denied on December 8, 2017. On December 19, 2017, the plaintiffs moved the District Court for a stay pending appeal. The District Court denied the stay request on September 20, 2018, and the plaintiffs have appealed that decision to the Eighth Circuit. On March 29, 2019, the District Court affirmed the Bankruptcy Court ruling enjoining the plaintiffs from proceeding with their lawsuits against the Company. That ruling likewise is being appealed. In the underlying cases pending in California, the U.S. District Court for the Northern District of California granted plaintiffs’ motion for remand and decided the cases should be heard in state court. The defendants appealed the order granting remand to the Ninth Circuit and sought a stay of the U.S. District Court for the Northern District of California decision pending completion of the Ninth Circuit appeal. The U.S. District Court for the Northern District of California granted defendants’ request for a stay pending completion of the Ninth Circuit appeal. The plaintiffs filed a motion to dismiss part of the appeal. The parties are now litigating at the Ninth Circuit whether a state or federal court should hear these lawsuits. Regardless of whether state court or federal court is the venue, the Company believes the lawsuits against it should be dismissed under enforcement of the Plan. The Company does not believe the lawsuits are meritorious and, if the lawsuits are not dismissed, the Company intends to vigorously defend them.
10th Circuit U.S. Bureau of Land Management (BLM) Appeal. On September 15, 2017, the Tenth Circuit Court of Appeals reversed the District Court of Wyoming’s decision upholding BLM’s approval of four coal leases in the Powder River Basin. Two of the four leases relate to the Company’s North Antelope Rochelle Mine in Wyoming. There is no immediate impact on the Company’s leases as the Court of Appeals did not vacate the leases as part of its ruling. Rather, the Court of Appeals remanded the case back to the District Court of Wyoming with directions to order BLM to revise its environmental analysis. On November 27, 2017, the District Court of Wyoming ordered BLM to revise its environmental analysis. BLM published its draft environmental analysis on July 30, 2018. The Company, along with the National Mining Association, the Wyoming Mining Association and Arch, submitted comments on the draft environmental analysis by the comment deadline of October 4, 2018. BLM completed its final environmental analysis, prepared a finding of no significant impact and re-affirmed its decision to issue the leases. The original plaintiffs have indicated their intention to challenge the BLM’s revised environmental analysis, as well, but in October 2019, those plaintiffs asked the District Court of Wyoming to dismiss the current case. The Company’s operations will continue in the normal course during this period since the decision has no impact on mining at this time; which the plaintiffs may choose to challenge the new BLM environmental analysis through new litigation. The Company currently believes that its operations are unlikely to be materially impacted by this case, but the timing and magnitude of any impact on the Company’s future operations is not certain.
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
Adjusted EBITDA is a non-GAAP financial measure defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses, depreciation, depletion and amortization and reorganization items, net. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliation below. Management believes non-GAAP performance measures are used by investors to measure the Company’s operating performance and lenders to measure the Company’s ability to incur and service debt. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reportable segment results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Revenues:
Seaborne Thermal Mining	$249.5	$305.1	$720.7	$773.9
Seaborne Metallurgical Mining	216.3	370.3	831.7	1,254.0
Powder River Basin Mining	333.6	373.7	903.5	1,084.5
Midwestern U.S. Mining	176.0	208.5	522.6	607.7
Western U.S. Mining	150.4	156.1	448.2	439.4
Corporate and Other	(19.4)	(1.1)	79.3	25.2
Total	$1,106.4	$1,412.6	$3,506.0	$4,184.7

Adjusted EBITDA:
Seaborne Thermal Mining	$76.8	$145.3	$245.9	$314.5
Seaborne Metallurgical Mining	(16.2)	90.7	127.0	415.6
Powder River Basin Mining	70.7	88.2	147.3	224.7
Midwestern U.S. Mining	36.0	38.7	100.0	111.9
Western U.S. Mining	46.3	28.5	141.3	94.4
Corporate and Other (1)	(63.3)	(19.3)	(129.3)	(55.5)
Total	$150.3	$372.1	$632.2	$1,105.6

(1)
As described in Note 16. “Other Events,” included in the three and nine months ended September 30, 2018 is the gain of $20.5 million recognized on the sale of surplus coal resources associated with the Millennium Mine. Also included in the nine months ended September 30, 2018, is the gain of $20.6 million recognized on the sale of certain surplus land assets in Queensland and the gain of $7.1 million recognized on the sale of the Company’s interest in the RMJV.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of consolidated (loss) income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(74.3)	$83.9	$101.9	$412.2
Depreciation, depletion and amortization	141.5	169.6	479.4	503.1
Asset retirement obligation expenses	15.5	12.4	44.6	37.9
Asset impairment	20.0	—	20.0	—
Provision for North Goonyella equipment loss	—	49.3	24.7	49.3
North Goonyella insurance recovery - equipment (1)	—	—	(91.1)	—
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	—	(6.1)	0.3	(22.1)
Interest expense	35.4	38.2	107.2	112.8
Loss on early debt extinguishment	—	—	—	2.0
Interest income	(7.0)	(10.1)	(22.5)	(24.3)
Reorganization items, net	—	—	—	(12.8)
Unrealized losses (gains) on economic hedges	18.0	26.8	(44.2)	36.3
Unrealized (gains) losses on non-coal trading derivative contracts	(0.3)	(0.3)	(0.2)	1.4
Fresh start take-or-pay contract-based intangible recognition	(2.7)	(5.4)	(13.9)	(21.5)
Income tax provision	4.2	13.8	26.0	31.3
Total Adjusted EBITDA	$150.3	$372.1	$632.2	$1,105.6

(1)
As described in Note 16. “Other Events,” the Company recorded a $125.0 million insurance recovery during the nine months ended September 30, 2019 related to losses incurred at its North Goonyella Mine. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery settlement, which consisted of $24.7 million and $66.4 million recognized during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. The remaining $33.9 million, applicable to incremental costs and business interruption losses, is included in Adjusted EBITDA for the nine months ended September 30, 2019.

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect our results contained in Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed with the SEC on August 8, 2019. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.
Overview
We are the world’s largest private-sector coal company by volume. In 2018, we produced and sold 182.1 million and 186.7 million tons of coal, respectively, from continuing operations. As of September 30, 2019, we owned interests in 21 coal mining operations located in the United States (U.S.) and Australia. We had previously reported owning interests in 23 coal mining operations, but during the three months ended September 30, 2019, the Cottage Grove Mine in the Midwestern U.S. Mining segment and the Kayenta Mine in the Western U.S. Mining segment shipped their final tons. In the Midwestern U.S. Mining segment, we are continuing to transition toward operating complexes as we shift contracts to more productive mines. The Kayenta Mine contributed approximately $95 million of Adjusted EBITDA and recorded depreciation, depletion and amortization and asset retirement obligation expense of approximately $110 million during the nine months ended September 30, 2019 and may provide incremental contributions in the near term upon determination of the amount of certain post-mining costs the customer is obligated to fund. We are currently negotiating with the United Mine Workers of America to supply labor for the remaining reclamation. As a result of those two mines making their final shipments, we now have a majority interest in 20 mining operations and a 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
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
On June 18, 2019, we entered into a definitive implementation agreement (the Implementation Agreement) with Arch, to establish a joint venture that will combine the respective Powder River Basin and Colorado mining operations of Peabody and Arch. We expect the joint venture to result in several operational synergies, including improved mining productivity and lower per-unit operating costs. Pursuant to the terms of the Implementation Agreement, we will hold a 66.5% economic interest in the joint venture and Arch will hold a 33.5% economic interest. We expect to proportionally consolidate the entity based upon our economic interest. Governance of the joint venture will be overseen by the joint venture’s board of managers, which will be comprised of Peabody and Arch representatives with voting powers proportionate with the companies’ economic interests. We will manage the operations of the joint venture, subject to the supervision of the joint venture’s board of managers.
Formation of the joint venture is subject to customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other required regulatory approvals and the absence of injunctions or other legal restraints preventing the formation of the joint venture. The proposed joint venture is progressing through the U.S. Federal Trade Commission regulatory review process which is anticipated to conclude during the first half of 2020, and which would result in clearance to form the joint venture or litigation to block its execution. The existing outstanding indebtedness of both Peabody and Arch limits significant transactions such as the joint venture, and accordingly, formation is subject to Peabody and Arch amending such outstanding indebtedness under agreeable terms. In September 2019, we amended our credit agreement to expressly permit formation of the joint venture and we are exploring various alternatives under the indenture governing our senior secured notes. At such time as control over the existing operations is exchanged, we will account for our interest in the combined operations at fair value.
On December 3, 2018, we acquired the Shoal Creek metallurgical coal mine, preparation plant and supporting assets located in Alabama (Shoal Creek Mine) as further discussed in Note 3. “Acquisition of Shoal Creek Mine” to the accompanying unaudited condensed consolidated financial statements. Our results of operations include the Shoal Creek Mine’s results of operations for the three and nine months ended September 30, 2019. The Shoal Creek Mine’s results are reflected in our Seaborne Metallurgical Mining segment.

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
During the first quarter of 2019, we completed segmenting of the mine into multiple zones to facilitate a phased re-ventilation and re-entry of the mine. We commenced re-ventilation of the first zone of the mine during the second quarter of 2019 and subsequently re-entered the area in July 2019. Following these activities and a subsequent detailed assessment, we concluded during the fourth quarter of 2019 that due to the time, cost and required regulatory approach to ventilate and re-enter the entire mine, we will not pursue attempts to access certain portions of the mine through existing mine workings, but will instead move to the southern panels.
We now plan to proceed to re-ventilate the second zone in the current mine configuration at an estimated cost of $12 million to $15 million, with an approach of utilizing bore holes from the surface. The approach is contingent on obtaining pre-approval for the re-ventilation plan from the QMI, and that process is currently underway. Following planned re-ventilation, we intend to re-enter and assess the mine conditions, with targeted development of the southern panels that contain approximately 20 million tons of high-quality hard coking coal.
The expected length of time to re-ventilate the mine would deploy a different approach that significantly reduces the labor required and lowers planned holding costs. We are taking steps to reduce most of the salaried and hourly workforce due to the lack of beneficial work and intend to offer alternative employment to workers where practical to mitigate the impacts of the reductions. Based on the planned approach, we expect no meaningful North Goonyella volumes for three or more years, with development coal to be produced in the second half of 2020.
No incremental capital will be committed until the second zone of the mine has been fully explored, full mine economics are evaluated and both our management and Board of Directors authorize the project. Assuming successful ventilation and targeted re-entry of the second zone of the mine, we estimate 2020 project capital costs of approximately $50 million to $75 million, which primarily consists of costs to develop the southern panels. We will continue to refine capital estimates as work progresses.
During the year ended December 31, 2018, we recorded $58.0 million in containment and idling costs related to the events at North Goonyella Mine and a provision of $66.4 million for expected equipment losses. The portion recorded during the three and nine months ended September 30, 2018 amounted to $9.0 million in containment and idling costs and a provision of $49.3 million for expected equipment losses. During the three and nine months ended September 30, 2019, we recorded an additional $29.3 million and $94.6 million, respectively, in containment and idling costs, and an additional provision of $24.7 million related to equipment losses was recorded during the nine months ended September 30, 2019 as more information became available. The combined provision includes $50.7 million for the estimated cost to replace leased equipment, $23.2 million related to the cost of Company-owned equipment and $17.2 million of other charges, which represents the best estimate of loss based on the assessments made at September 30, 2019. Given the revision in our approach to accessing the remaining reserves made during the fourth quarter of 2019, we recorded an additional provision for equipment losses of approximately $60 million, primarily related to unrecoverable longwall panel development, subsequent to September 30, 2019.
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
In 2014, we agreed to establish an unincorporated joint venture project with Glencore, in which we hold a 50% interest, to combine the existing operations of our Wambo Open-Cut Mine in Australia with the adjacent coal reserves of Glencore’s United Mine. Glencore will manage the operations of the joint venture. We expect the project to result in several operational synergies, including improved mining productivity, lower per-unit operating costs and an extended mine life beyond what could be potentially achieved as a standalone operation. The joint venture is expected to be formed during 2019, subject to substantive contingencies for the requisite regulatory and permitting approvals. Mining tenements will be contributed at formation and open-cut operations will be transitioned at first scheduled coal delivery date of joint venture operations. We will account for the components of the transaction at fair value, which could result in a gain or loss.

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
Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 thermal coal, and prompt month pricing for Powder River Basin (PRB) 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended September 30, 2019 is set forth in the table below. Pricing for our Western U.S. Mining segment is not included as there is no similar spot or prompt pricing data available.
The seaborne pricing included in the table below is not necessarily indicative of the pricing we realized during the three months ended September 30, 2019 due to quality differentials and the majority of our seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Our typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing we realized during the three months ended September 30, 2019 since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other coal producers may also impact our realized pricing.

	High	Low	Average	September 30, 2019
Premium HCC (1)	$193.50	$127.30	$160.08	$133.00
Premium PCI coal (1)	$121.75	$90.40	$103.97	$91.25
Newcastle index thermal coal (1)	$76.51	$62.32	$67.96	$64.99
API 5 thermal coal (1)	$52.54	$48.00	$49.75	$48.49
PRB 8,800 Btu/Lb coal (2)	$12.25	$12.05	$12.13	$12.10
Illinois Basin 11,500 Btu/Lb coal (2)	$38.25	$34.25	$35.82	$34.25

(1)	Prices expressed per tonne.

(2)	Prices expressed per ton.

With respect to seaborne metallurgical coal, global steel production increased approximately 4% through the nine months ended September 30, 2019 as compared to the prior year period. India imports increased approximately 7% through the nine months ended September 30, 2019 as compared to the prior year, amid steel production growth of approximately 4% year-over-year. Steel production in China increased approximately 8% through the nine months ended September 30, 2019 as compared to the prior year, resulting in an approximate 20% increase in coking coal imports during the same period. China’s steel production continues to be fueled by infrastructure spending. China’s seaborne demand will remain dependent on the country’s import policies.
Seaborne thermal coal demand and pricing was subdued due to restrictions in China and low gas prices coupled with elevated stockpiles in Europe, despite robust demand from India and other Asian regions. Chinese thermal coal imports increased by approximately 11 million tonnes through the nine months ended September 30, 2019 as compared to the prior year. China’s domestic production has been constrained by heightened mine safety inspections leading to a modest 4.5% increase in production through the nine months ended September 30, 2019 as compared to the prior year period. India’s domestic production increased approximately 1% through the nine months ended September 30, 2019, but was not sufficient to meet growing demand from the industrial and power sector. As a result, India’s thermal coal imports have increased by approximately 8% or 9 million tonnes year-over-year through September 30, 2019. Demand from countries comprising the Association of Southeast Asian Nations (ASEAN) increased 16 million tonnes through the nine months ended September 30, 2019 as compared to the prior year, primarily led by Vietnam.
In the United States, overall electricity demand was down year-over-year through the nine months ended September 30, 2019. This combination of lower demand, continued coal plant retirements, growth in renewable generation and weak natural gas prices has negatively impacted coal generation. Through the nine months ended September 30, 2019, utility consumption of PRB coal fell approximately 15% as compared to the prior year due to ongoing pressure from retirements and regional natural gas prices that continue to trade at a discount to quoted Henry Hub natural gas spot prices. In addition, transportation disruptions in the upper Great Plains due to heavy flooding have led to reduced rail shipments and production of PRB coal, down approximately 8% year-over-year through the nine months ended September 30, 2019.
Our revenues for the three and nine months ended September 30, 2019 decreased as compared to the same periods in 2018 ($306.2 million and $678.7 million, respectively) primarily due to lower sales volumes and realized prices. Our Seaborne Metallurgical Mining segment was adversely impacted by the events at our North Goonyella Mine described above, as well as other production factors, partially offset by volume from our Shoal Creek Mine. Our Powder River Basin Mining segment was adversely impacted by delays in rail shipments caused by severe flooding during the first half of 2019.
Results from continuing operations, net of income taxes for the three and nine months ended September 30, 2019 decreased as compared to the same periods in the prior year ($158.2 million and $310.3 million, respectively). The decrease was driven by the unfavorable revenue variances described above, as well as lower results from equity affiliates due to production issues at the Middlemount Mine (three months, $37.9 million; nine months, $71.9 million), asset impairment charges recorded in the current period (three and nine months, $20.0 million), lower gains on disposals in the current year (three months, $19.7 million; nine months, $47.0 million) and bankruptcy-related claims settlement gains recorded in the prior year (nine months, $12.8 million). These unfavorable variances were partially offset by reduced operating costs and expenses owing largely to the sales volume decline as well as production efficiencies and other cost improvements (three months, $141.7 million; nine months, $338.8 million), lower provisions in the current year for equipment losses at our North Goonyella Mine (three months, $49.3 million; nine months, $24.6 million), lower depreciation, depletion and amortization (three months, $28.1 million; nine months, $23.7 million) and an insurance recovery related to the events at our North Goonyella Mine (nine months, $125.0 million)
The decrease in net results attributable to common stockholders during the nine months ended September 30, 2019 as compared to the same period in 2018 was partially offset by dividends ($102.5 million) recorded in the prior year period related to the convertible preferred stock issued in connection with our bankruptcy exit. Adjusted EBITDA for the three and nine months ended September 30, 2019 reflected a year-over-year decrease of $221.8 million and $473.4 million, respectively.
As of September 30, 2019, our available liquidity was approximately $1.35 billion. Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of factors affecting our available liquidity.

Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		to Volumes		September 30,		to Volumes
	2019	2018	Tons	%	2019	2018	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal Mining	4.9	4.8	0.1	2%	14.1	13.6	0.5	4%
Seaborne Metallurgical Mining	1.8	2.8	(1.0)	(36)%	6.2	8.7	(2.5)	(29)%
Powder River Basin Mining	30.2	31.7	(1.5)	(5)%	80.5	90.3	(9.8)	(11)%
Midwestern U.S. Mining	4.2	4.9	(0.7)	(14)%	12.3	14.3	(2.0)	(14)%
Western U.S. Mining	3.0	4.0	(1.0)	(25)%	10.0	11.2	(1.2)	(11)%
Total tons sold from mining segments	44.1	48.2	(4.1)	(9)%	123.1	138.1	(15.0)	(11)%
Corporate and Other	0.7	0.9	(0.2)	(22)%	1.6	2.4	(0.8)	(33)%
Total tons sold	44.8	49.1	(4.3)	(9)%	124.7	140.5	(15.8)	(11)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended		(Decrease)		Nine Months Ended		(Decrease)
	September 30,		Increase		September 30,		Increase
	2019	2018	$	%	2019	2018	$	%

Revenues per Ton - Mining Operations (1)
Seaborne Thermal	$51.06	$63.50	$(12.44)	(20)%	$51.14	$57.09	$(5.95)	(10)%
Seaborne Metallurgical	120.94	132.50	(11.56)	(9)%	134.80	143.44	(8.64)	(6)%
Powder River Basin	11.02	11.80	(0.78)	(7)%	11.22	12.01	(0.79)	(7)%
Midwestern U.S.	42.33	42.45	(0.12)	—%	42.48	42.41	0.07	—%
Western U.S.	49.73	38.91	10.82	28%	44.80	39.23	5.57	14%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$35.33	$33.20	$2.13	6%	$33.69	$33.89	$(0.20)	(1)%
Seaborne Metallurgical (3)	130.01	100.14	29.87	30%	114.22	95.90	18.32	19%
Powder River Basin	8.69	9.01	(0.32)	(4)%	9.39	9.52	(0.13)	(1)%
Midwestern U.S.	33.66	34.57	(0.91)	(3)%	34.35	34.60	(0.25)	(1)%
Western U.S.	34.45	31.80	2.65	8%	30.68	30.80	(0.12)	—%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$15.73	$30.30	$(14.57)	(48)%	$17.45	$23.20	$(5.75)	(25)%
Seaborne Metallurgical (3)	(9.07)	32.36	(41.43)	(128)%	20.58	47.54	(26.96)	(57)%
Powder River Basin	2.33	2.79	(0.46)	(16)%	1.83	2.49	(0.66)	(27)%
Midwestern U.S.	8.67	7.88	0.79	10%	8.13	7.81	0.32	4%
Western U.S.	15.28	7.11	8.17	115%	14.12	8.43	5.69	67%

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

(3)
Includes the events at the North Goonyella Mine resulting in additional Costs per Ton and lower Adjusted EBITDA Margin per Ton for Seaborne Metallurgical of $16.38 and $3.22 for the three months ended September 30, 2019 and 2018, respectively and $9.84 and $1.03 for the nine months ended September 30, 2019 and 2018, respectively.

Revenues
The following table presents revenues by reporting segment:

	Three Months Ended		Decrease		Nine Months Ended		(Decrease) Increase
	September 30,		to Revenues		September 30,		to Revenues
	2019	2018	$	%	2019	2018	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$249.5	$305.1	$(55.6)	(18)%	$720.7	$773.9	$(53.2)	(7)%
Seaborne Metallurgical Mining	216.3	370.3	(154.0)	(42)%	831.7	1,254.0	(422.3)	(34)%
Powder River Basin Mining	333.6	373.7	(40.1)	(11)%	903.5	1,084.5	(181.0)	(17)%
Midwestern U.S. Mining	176.0	208.5	(32.5)	(16)%	522.6	607.7	(85.1)	(14)%
Western U.S. Mining	150.4	156.1	(5.7)	(4)%	448.2	439.4	8.8	2%
Corporate and Other	(19.4)	(1.1)	(18.3)	(1,664)%	79.3	25.2	54.1	215%
Revenues	$1,106.4	$1,412.6	$(306.2)	(22)%	$3,506.0	$4,184.7	$(678.7)	(16)%
Seaborne Thermal Mining. Segment revenues decreased during the three and nine months ended September 30, 2019 compared to the same periods in the prior year due to unfavorable realized coal pricing (three months, $60.8 million; nine months, $87.4 million), partially offset by favorable volume and mix variances (three months, $5.2 million; nine months, $34.2 million).
Seaborne Metallurgical Mining. Segment revenues decreased during the three and nine months ended September 30, 2019 compared to the same periods in the prior year primarily due to unfavorable volumes (three months, 1.0 million tons, $139.6 million; nine months, 2.5 million tons, $385.8 million). The unfavorable volume variance resulting from the transition to highwall mining at our Millennium Mine in September 2018, a longwall move at our Metropolitan Mine and various mine sequencing impacts (three months, 1.1 million tons, $140.1 million; nine months, 2.6 million tons, $339.7 million) and no current year volume from our North Goonyella Mine (three months, 0.3 million tons, $55.7 million; nine months, 1.7 million tons, $333.0 million) was partially offset by volume provided by our Shoal Creek Mine, acquired in December 2018 (three months, 0.4 million tons, $56.2 million; nine months, 1.8 million tons, $286.9 million). Segment revenues were further impacted by lower realized pricing (three months, $14.4 million; nine months, $36.5 million).
Powder River Basin Mining. Segment revenues decreased during the three months ended September 30, 2019 compared to the same period in the prior year due unfavorable realized pricing ($20.2 million) and demand-based volume decreases ($19.9 million). Segment revenues decreased during the nine months ended September 30, 2019 compared to the same period in the prior year due to lower volume primarily attributable to railroad closures and delays that resulted from severe flooding across the upper Great Plains during the first half of 2019 and lower demand ($128.9 million) and unfavorable realized pricing ($52.1 million).
Midwestern U.S. Mining. Segment revenues decreased during the three and nine months ended September 30, 2019 compared to the same periods in the prior year primarily due to lower demand-based volume (three months, $32.9 million; nine months, $85.4 million).
Western U.S. Mining. Segment revenues decreased during the three months ended September 30, 2019 compared to the same period in the prior year due to lower volume ($42.7 million) driven by the closure of our Kayenta Mine during the third quarter of 2019, offset by favorable realized pricing ($37.0 million). Segment revenues increased during the nine months ended September 30, 2019 compared to the same period in the prior year as favorable realized pricing, primarily from our Kayenta Mine ($55.8 million) offset an unfavorable volume and mix variance ($47.0 million). Included in the realized pricing for the three and nine months ended September 30, 2019 was revenue associated with the customer’s obligation to fund various post-mining costs at the Kayenta Mine ($15.9 million).
Corporate and Other. Segment revenues decreased during the three months ended September 30, 2019 compared to the same period in the prior year primarily due to lower results on economic hedges. Segment revenues increased during the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to improved results on economic hedges.

Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments:

	Three Months Ended		(Decrease) Increase		Nine Months Ended		(Decrease) Increase
	September 30,		to Segment Adjusted EBITDA		September 30,		to Segment Adjusted EBITDA
	2019	2018	$	%	2019	2018	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$76.8	$145.3	$(68.5)	(47)%	$245.9	$314.5	$(68.6)	(22)%
Seaborne Metallurgical Mining	(16.2)	90.7	(106.9)	(118)%	127.0	415.6	(288.6)	(69)%
Powder River Basin Mining	70.7	88.2	(17.5)	(20)%	147.3	224.7	(77.4)	(34)%
Midwestern U.S. Mining	36.0	38.7	(2.7)	(7)%	100.0	111.9	(11.9)	(11)%
Western U.S. Mining	46.3	28.5	17.8	62%	141.3	94.4	46.9	50%
Corporate and Other	(63.3)	(19.3)	(44.0)	(228)%	(129.3)	(55.5)	(73.8)	(133)%
Adjusted EBITDA (1)	$150.3	$372.1	$(221.8)	(60)%	$632.2	$1,105.6	$(473.4)	(43)%

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Seaborne Thermal Mining. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2019 compared to the same periods in the prior year as a result of lower realized net coal pricing (three months, $56.1 million; nine months, $80.7 million) and unfavorable mine sequencing impacts among our thermal surface mines (three months, $25.5 million; nine months, $35.9 million), offset by improved longwall performance at our Wambo Underground Mine (three months, $5.7 million; nine months, $20.7 million) and favorable foreign currency impacts (three months, $5.8 million; nine months, $20.4 million).
Seaborne Metallurgical Mining. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2019 as compared to the same periods in the prior year due to unfavorable volume variances as described above (three months, $74.8 million; nine months, $186.8 million). The impact of no current year volume from our North Goonyella Mine (nine months, $111.7 million) was offset by the volume provided by our Shoal Creek Mine (nine months, $121.0 million). The decrease in Segment Adjusted EBITDA was further impacted by mine sequencing impacts among our metallurgical surface operations (three months, $29.2 million; nine months, $55.2 million), the net containment and holding costs at our North Goonyella Mine (three months, $20.3 million; nine months, $51.7 million), the impact of a longwall move at our Metropolitan Mine (three months, $19.1 million; nine months, $26.0 million) and lower net realized pricing (three months, $13.1 million; nine months, $33.0 million). These negative variances were partially offset by favorable foreign currency impacts (three months, $14.5 million; nine months, $44.8 million) and lower production costs at the North Goonyella Mine due to the prior year impact of a longwall move.
Powder River Basin Mining. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2019 as compared to the same periods in the prior year due to the impact of lower volume (three months, $9.8 million; nine months, $62.6 million) as described above, higher costs for materials, services and repairs (three months, $8.3 million; nine months, $7.0 million) and lower net realized coal pricing (three months, $5.7 million; nine months, $17.6 million), partially offset by lower pricing for fuel and explosives (three months, $3.9 million; nine months, $3.1 million) and lower lease expenses due to early lease buyouts (three months, $1.3 million; nine months, $8.0 million).
Midwestern U.S. Mining. Segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2019 as compared to the same periods in the prior year primarily due to the impact of lower volume (three months, $5.5 million; nine months, $12.8 million) and higher costs for materials, services and repairs (three months, $2.8 million; nine months, $3.3 million), partially offset by lower labor costs (three months, $3.4 million) and lower pricing for fuel and explosives (three months, $2.0 million; nine months, $2.4 million).
Western U.S. Mining. Segment Adjusted EBITDA increased during the three and nine months ended September 30, 2019 as compared to the same periods in the prior year primarily due to higher net realized coal pricing (three months, $31.2 million; nine months, $47.5 million) and lower costs for materials, services and repairs (three months, $4.2 million; nine months, $21.5 million), partially offset by the impact of lower volumes (three months, $12.6 million; nine months, $23.6 million). Included in Segment Adjusted EBITDA for the three and nine months ended September 30, 2019 was the net impact associated with the customer’s obligation to fund various post-mining costs at the Kayenta Mine ($14.0 million).

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended		(Decrease) Increase		Nine Months Ended		(Decrease) Increase
	September 30,		to Adjusted EBITDA		September 30,		to Adjusted EBITDA
	2019	2018	$	%	2019	2018	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$(18.8)	$11.2	$(30.0)	(268)%	$(4.9)	$43.0	$(47.9)	(111)%
Resource management activities (2)	2.3	21.3	(19.0)	(89)%	6.0	42.8	(36.8)	(86)%
Selling and administrative expenses	(32.2)	(38.6)	6.4	17%	(107.8)	(119.7)	11.9	10%
Transaction costs related to business combinations and joint ventures	(8.2)	(2.5)	(5.7)	(228)%	(9.8)	(2.5)	(7.3)	(292)%
Other items, net (3)	(6.4)	(10.7)	4.3	40%	(12.8)	(19.1)	6.3	33%
Corporate and Other Adjusted EBITDA	$(63.3)	$(19.3)	$(44.0)	(228)%	$(129.3)	$(55.5)	$(73.8)	(133)%

(1)
Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense, and income taxes of $3.1 million and $10.4 million during the three months ended September 30, 2019 and 2018, respectively, and $20.1 million and $37.2 million during the nine months ended September 30, 2019 and 2018, respectively.

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

The decrease in Corporate and Other Adjusted EBITDA during the three months ended September 30, 2019 as compared to the same period in the prior year was primarily driven by an unfavorable variance in Middlemount’s results due to suspended operations and a significant change to the mine plan following a highwall failure in late June 2019 and a $20.5 million resource management gain recorded in the prior year period related to the sale of surplus coal resources associated with the Millennium Mine as further described in Note 16. “Other Events” of the accompanying unaudited condensed consolidated financial statements.
During the nine months ended September 30, 2019, Corporate and Other Adjusted EBITDA declined as compared to the same period in the prior year primarily due to an unfavorable variance in the Middlemount’s results as described above, resource management gains recorded in the prior year period related to the sale of surplus land assets in Queensland’s Bowen Basin ($20.6 million) and the sale of surplus coal resources associated with the Millennium Mine ($20.5 million) and a $7.1 million gain recorded in the prior year period related to the sale of our 50% interest in the Red Mountain Joint Venture with BHP Billiton Mitsui Coal Pty Ltd, as further described in Note 16. “Other Events” of the accompanying unaudited condensed consolidated financial statements. These unfavorable results were partially offset by favorable results from trading and brokerage activities and lower selling and administrative expenses for outside services and incentive compensation.

(Loss) Income From Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Three Months Ended		(Decrease) Increase		Nine Months Ended		(Decrease) Increase
	September 30,		to Income		September 30,		to Income
	2019	2018	$	%	2019	2018	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$150.3	$372.1	$(221.8)	(60)%	$632.2	$1,105.6	$(473.4)	(43)%
Depreciation, depletion and amortization	(141.5)	(169.6)	28.1	17%	(479.4)	(503.1)	23.7	5%
Asset retirement obligation expenses	(15.5)	(12.4)	(3.1)	(25)%	(44.6)	(37.9)	(6.7)	(18)%
Asset impairment	(20.0)	—	(20.0)	n.m.	(20.0)	—	(20.0)	n.m.
Provision for North Goonyella equipment loss	—	(49.3)	49.3	100%	(24.7)	(49.3)	24.6	50%
North Goonyella insurance recovery - equipment	—	—	—	n.m.	91.1	—	91.1	n.m.
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	—	6.1	(6.1)	(100)%	(0.3)	22.1	(22.4)	(101)%
Interest expense	(35.4)	(38.2)	2.8	7%	(107.2)	(112.8)	5.6	5%
Loss on early debt extinguishment	—	—	—	n.m.	—	(2.0)	2.0	100%
Interest income	7.0	10.1	(3.1)	(31)%	22.5	24.3	(1.8)	(7)%
Reorganization items, net	—	—	—	n.m.	—	12.8	(12.8)	(100)%
Unrealized (losses) gains on economic hedges	(18.0)	(26.8)	8.8	33%	44.2	(36.3)	80.5	222%
Unrealized gains (losses) on non-coal trading derivative contracts	0.3	0.3	—	—%	0.2	(1.4)	1.6	114%
Fresh start take-or-pay contract-based intangible recognition	2.7	5.4	(2.7)	(50)%	13.9	21.5	(7.6)	(35)%
Income tax provision	(4.2)	(13.8)	9.6	70%	(26.0)	(31.3)	5.3	17%
(Loss) income from continuing operations, net of income taxes	$(74.3)	$83.9	$(158.2)	(189)%	$101.9	$412.2	$(310.3)	(75)%

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		(Decrease) Increase		Nine Months Ended		(Decrease) Increase
	September 30,		to Income		September 30,		to Income
	2019	2018	$	%	2019	2018	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$(22.4)	$(21.4)	$(1.0)	(5)%	$(67.6)	$(63.9)	$(3.7)	(6)%
Seaborne Metallurgical Mining	(28.7)	(31.9)	3.2	10%	(99.9)	(96.8)	(3.1)	(3)%
Powder River Basin Mining	(38.3)	(46.4)	8.1	17%	(110.9)	(142.6)	31.7	22%
Midwestern U.S. Mining	(22.3)	(29.4)	7.1	24%	(69.8)	(85.2)	15.4	18%
Western U.S. Mining	(27.8)	(38.9)	11.1	29%	(124.8)	(107.8)	(17.0)	(16)%
Corporate and Other	(2.0)	(1.6)	(0.4)	(25)%	(6.4)	(6.8)	0.4	6%
Total	$(141.5)	$(169.6)	$28.1	17%	$(479.4)	$(503.1)	$23.7	5%

Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Seaborne Thermal Mining	$1.78	$1.69	$1.85	$1.80
Seaborne Metallurgical Mining	3.97	0.94	3.29	0.98
Powder River Basin Mining	0.81	0.81	0.81	0.81
Midwestern U.S. Mining	1.15	0.91	0.98	0.88
Western U.S. Mining	1.16	2.37	1.92	2.33
Depreciation, depletion and amortization expense decreased during the three months ended September 30, 2019 as compared to the same period in the prior year primarily due to lower amortization of the fair value of certain U.S. coal supply agreements ($18.8 million), decreased expense at our Kayenta Mine due to its closure during the third quarter of 2019 ($10.3 million) and decreased expense at our North Goonyella Mine after the fire due to lower sales volumes and asset impairments ($4.6 million), partially offset by the acquisition of the Shoal Creek Mine in the fourth quarter of 2018 ($8.4 million).
Depreciation, depletion and amortization expense decreased during the nine months ended September 30, 2019 as compared to the same period in the prior year primarily due to lower amortization of the fair value of certain U.S. coal supply agreements ($58.1 million) and decreased expense at our North Goonyella Mine after the fire due to lower sales volumes and asset impairments ($15.0 million), offset by the acquisition the Shoal Creek Mine in the fourth quarter of 2018 ($33.9 million) and the acceleration of the closure of the Kayenta Mine ($17.0 million).
Asset Impairment. Asset impairment charges were recorded during the three and nine months ended September 30, 2019 related to the estimated fair value of our Wildcat Hills Underground Mine, which is expected to close in the fourth quarter of 2019.
Provision for North Goonyella Equipment Loss. Provisions for expected equipment losses related to the events at our North Goonyella Mine were recorded during the three and nine months ended September 30, 2018 ($49.3 million) and during the nine months ended September 30, 2019 ($24.7 million) as discussed in Note 16. “Other Events” in the accompanying unaudited condensed consolidated financial statements. The current year provision is incremental to the provisions recorded during 2018 and represents the best estimate of potential loss associated with these events based on assessments made to date.
North Goonyella Insurance Recovery - Equipment. During the nine months ended September 30, 2019, we entered into an insurance claim settlement agreement with our insurance providers related to North Goonyella equipment losses and recorded a $125.0 million insurance recovery, as discussed in Note 16. “Other Events” in the accompanying unaudited condensed consolidated financial statements. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery settlement, which consisted of $24.7 million and $66.4 million recognized during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. The remaining $33.9 million, applicable to incremental costs and business interruption losses, is included in Adjusted EBITDA for the nine months ended September 30, 2019.
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
Loss on Early Debt Extinguishment. The loss on early debt extinguishment recorded during the nine months ended September 30, 2018, related to the early repayment of principal under our Senior Secured Term Loan as described in Note 13. “Long-term Debt” to the accompanying unaudited condensed consolidated financial statements.
Reorganization Items, Net. The reorganization items recorded during the nine months ended September 30, 2018 were impacted by a favorable adjustment to our former bankruptcy claims accrual.

Unrealized (Losses) Gains on Economic Hedges. Unrealized (losses) gains primarily relate to mark-to-market activity from economic hedge activities intended to hedge future coal sales. For additional information, refer to Note 8. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Fresh Start Take-or-Pay Contract-Based Intangible Recognition. Included in the fresh start reporting adjustments were contract-based intangible liabilities for port and rail take-or-pay contracts. During the three and nine months ended September 30, 2019 and 2018, we ratably recognized these contract-based intangible liabilities. For additional details, refer to Note 9. “Intangible Contract Assets and Liabilities” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Provision. The changes in the income tax provision for the three and nine months ended September 30, 2019 as compared to the prior year periods were primarily due to changes in forecasted taxable income. The tax provisions recorded in the three and nine months ended September 30, 2019 and 2018 were computed using the annual effective tax rate method and were comprised primarily of the expected statutory tax provision offset by foreign rate differential and changes in valuation allowances. Refer to Note 12. “Income Taxes” in the accompanying unaudited condensed consolidated financial statements for additional information.
Net (Loss) Income Attributable to Common Stockholders
The following table presents net (loss) income attributable to common stockholders:

	Three Months Ended		(Decrease) Increase		Nine Months Ended		(Decrease) Increase
	September 30,		to Income		September 30,		to Income
	2019	2018	$	%	2019	2018	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(74.3)	$83.9	$(158.2)	(189)%	$101.9	$412.2	$(310.3)	(75)%
Loss from discontinued operations, net of income taxes	(3.8)	(4.1)	0.3	7%	(10.6)	(9.0)	(1.6)	(18)%
Net (loss) income	(78.1)	79.8	(157.9)	(198)%	91.3	403.2	(311.9)	(77)%
Less: Series A Convertible Preferred Stock dividends	—	—	—	n.m.	—	102.5	(102.5)	(100)%
Less: Net income attributable to noncontrolling interests	4.7	8.3	(3.6)	(43)%	12.8	8.9	3.9	44%
Net (loss) income attributable to common stockholders	$(82.8)	$71.5	$(154.3)	(216)%	$78.5	$291.8	$(213.3)	(73)%
Series A Convertible Preferred Stock Dividends. The convertible preferred stock dividends for the nine months ended September 30, 2018 were comprised of the deemed dividends granted for all remaining shares of convertible preferred stock that were converted as of January 31, 2018.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended		Decrease		Nine Months Ended		Decrease
	September 30,		to EPS		September 30,		to EPS
	2019	2018	$	%	2019	2018	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(0.77)	$0.63	$(1.40)	(222)%	$0.83	$2.40	$(1.57)	(65)%
Loss from discontinued operations	(0.04)	(0.04)	—	—%	(0.10)	(0.07)	(0.03)	(43)%
Net (loss) income attributable to common stockholders	$(0.81)	$0.59	$(1.40)	(237)%	$0.73	$2.33	$(1.60)	(69)%

Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 102.2 million and 120.3 million for the three months ended September 30, 2019 and 2018, respectively, and 107.4 million and 123.1 million for the nine months ended September 30, 2019 and 2018, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(74.3)	$83.9	$101.9	$412.2
Depreciation, depletion and amortization	141.5	169.6	479.4	503.1
Asset retirement obligation expenses	15.5	12.4	44.6	37.9
Asset impairment	20.0	—	20.0	—
Provision for North Goonyella equipment loss	—	49.3	24.7	49.3
North Goonyella insurance recovery - equipment	—	—	(91.1)	—
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	—	(6.1)	0.3	(22.1)
Interest expense	35.4	38.2	107.2	112.8
Loss on early debt extinguishment	—	—	—	2.0
Interest income	(7.0)	(10.1)	(22.5)	(24.3)
Reorganization items, net	—	—	—	(12.8)
Unrealized losses (gains) on economic hedges	18.0	26.8	(44.2)	36.3
Unrealized (gains) losses on non-coal trading derivative contracts	(0.3)	(0.3)	(0.2)	1.4
Fresh start take-or-pay contract-based intangible recognition	(2.7)	(5.4)	(13.9)	(21.5)
Income tax provision	4.2	13.8	26.0	31.3
Total Adjusted EBITDA	$150.3	$372.1	$632.2	$1,105.6
Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Operating costs and expenses	$906.2	$1,047.9	$2,712.8	$3,051.6
Unrealized gains (losses) on non-coal trading derivative contracts	0.3	0.3	0.2	(1.4)
Fresh start take-or-pay contract-based intangible recognition	2.7	5.4	13.9	21.5
North Goonyella insurance recovery - cost recovery and business interruption	—	—	(33.9)	—
Net periodic benefit costs, excluding service cost	4.9	4.5	14.6	13.6
Total Reporting Segment Costs	$914.1	$1,058.1	$2,707.6	$3,085.3

The following table presents Reporting Segment Costs by reporting segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Seaborne Thermal Mining	$172.7	$159.8	$474.8	$459.4
Seaborne Metallurgical Mining	232.5	279.6	704.7	838.4
Powder River Basin Mining	262.9	285.5	756.2	859.8
Midwestern U.S. Mining	140.0	169.8	422.6	495.8
Western U.S. Mining	104.1	127.6	306.9	345.0
Corporate and Other	1.9	35.8	42.4	86.9
Total Reporting Segment Costs	$914.1	$1,058.1	$2,707.6	$3,085.3
The following tables present tons sold, revenues, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Three Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining
	(Amounts in millions, except per ton data)
Tons sold	4.9	1.8	30.2	4.2	3.0

Revenues	$249.5	$216.3	$333.6	$176.0	$150.4
Reporting Segment Costs	172.7	232.5	262.9	140.0	104.1
Adjusted EBITDA	76.8	(16.2)	70.7	36.0	46.3

Revenues per Ton	$51.06	$120.94	$11.02	$42.33	$49.73
Costs per Ton	35.33	130.01	8.69	33.66	34.45
Adjusted EBITDA Margin per Ton	15.73	(9.07)	2.33	8.67	15.28

	Three Months Ended September 30, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining
	(Amounts in millions, except per ton data)
Tons sold	4.8	2.8	31.7	4.9	4.0

Revenues	$305.1	$370.3	$373.7	$208.5	$156.1
Reporting Segment Costs	159.8	279.6	285.5	169.8	127.6
Adjusted EBITDA	145.3	90.7	88.2	38.7	28.5

Revenues per Ton	$63.50	$132.50	$11.80	$42.45	$38.91
Costs per Ton	33.20	100.14	9.01	34.57	31.80
Adjusted EBITDA Margin per Ton	30.30	32.36	2.79	7.88	7.11

	Nine Months Ended September 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining
	(Amounts in millions, except per ton data)
Tons sold	14.1	6.2	80.5	12.3	10.0

Revenues	$720.7	$831.7	$903.5	$522.6	$448.2
Reporting Segment Costs	474.8	704.7	756.2	422.6	306.9
Adjusted EBITDA	245.9	127.0	147.3	100.0	141.3

Revenues per Ton	$51.14	$134.80	$11.22	$42.48	$44.80
Costs per Ton	33.69	114.22	9.39	34.35	30.68
Adjusted EBITDA Margin per Ton	17.45	20.58	1.83	8.13	14.12

	Nine Months Ended September 30, 2018
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Midwestern U.S. Mining	Western U.S. Mining
	(Amounts in millions, except per ton data)
Tons sold	13.6	8.7	90.3	14.3	11.2

Revenues	$773.9	$1,254.0	$1,084.5	$607.7	$439.4
Reporting Segment Costs	459.4	838.4	859.8	495.8	345.0
Adjusted EBITDA	314.5	415.6	224.7	111.9	94.4

Revenues per Ton	$57.09	$143.44	$12.01	$42.41	$39.23
Costs per Ton	33.89	95.90	9.52	34.60	30.80
Adjusted EBITDA Margin per Ton	23.20	47.54	2.49	7.81	8.43
Free Cash Flow is defined as net cash provided by operating activities less net cash used in investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Nine Months Ended
	September 30,
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$552.6	$1,260.8
Net cash used in investing activities	(147.6)	(65.5)
Add back: Amount attributable to acquisition of Shoal Creek Mine	2.4	—
Free Cash Flow	$407.4	$1,195.3
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
Near-Term Outlook
Seaborne Thermal Coal. Subdued seaborne thermal coal pricing persisted in the third quarter as continued weakness in Europe, low liquefied natural gas prices and sustained strength in Indonesian and Russian exports weighed on fundamentals. As a result, the average third-quarter Newcastle-spec prompt price of approximately $68 per tonne marked a 15% decline compared to the second quarter average. During September 2019, thermal coal prices pulled up from trough levels and have stabilized in recent weeks.
Year-to-date Vietnam imports have more than doubled, helping to drive a 16 million tonne increase in ASEAN imports through September. Combined, China, India and ASEAN countries continue to show strength and reported year-to-date import growth of 36 million tonnes. In addition, coal inventory levels at India utilities have declined in recent months, in part due to an extended monsoon season and weak domestic production.
From the supply side, Indonesian and Russian exports have increased year-to-date, contributing to the weak pricing environment. Pacific coal continues to gain relative to Atlantic, with both U.S. and Colombian exports down substantially in response to unfavorable netback pricing.
Longer-term, we expect growing demand from ASEAN countries to offset declines in the Atlantic as urbanization and the buildout of new coal-fueled power capacity drive the need for imports. Australia is well-positioned to serve these growing demand centers and offers the higher-quality coal typically needed for advanced coal technologies.
Seaborne Metallurgical Coal. While average seaborne hard coking coal spot pricing declined approximately 20% in the third quarter from second quarter levels, pricing rebounded from three-year lows in early October on potential restocking activities leading into year-end and a widening arbitrage favoring seaborne coal delivered into China.
Chinese metallurgical coal imports rose approximately 20% year-to-date through September on increased pig iron production, with August marking the highest metallurgical coal import month on record. Looking to the fourth quarter, the pricing arbitrage between domestic Chinese coking coal and imports is expected to create tension with import restrictions.
In line with our expectations, India continues to increase metallurgical coal imports, with September year-to-date imports rising 7%. Imports are expected to continue to rise to meet growing steel needs as India lacks the required quality and quantity of domestic metallurgical coal.
Regarding seaborne metallurgical coal supply, growth in Australian and Russian exports have been muted by declining U.S. shipments. Capital investment in both metallurgical and thermal coal has declined in recent years as coal use continues to increase. According to Wood Mackenzie, capital investment in major coal producing regions between 2016 and 2018 is less than half of the levels observed during the last peak cycle of 2011 to 2013.
U.S. Thermal Coal. Total electricity generation load declined 2% year-to-date through September. Low natural gas prices through the third quarter of the year, along with the impact of increasing renewables and buildout of new natural gas capacity have resulted in coal’s share of the electricity mix falling to 24% year-to-date through September.
Total U.S. coal supply declined approximately 3% year-to-date. As a result of significant flooding earlier in the year and the idling of some mines in the basin, the PRB has been most impacted, with year-to-date production down approximately 8%.
We estimate domestic U.S. coal demand by U.S. utilities to be most impacted by natural gas prices and further coal plant retirements.
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
In 2009, the EPA adopted revised rules to add more stringent PM emissions limits for coal preparation and processing plants constructed or modified after April 28, 2008. The PM NAAQS was thereafter revised and made more stringent in 2012. In 2015, the EPA issued a final rule setting the ozone NAAQS at 70 ppb. (80 Fed. Reg. 65,292, (Oct. 25, 2015)). The primary ozone standard was upheld by the United States Court of Appeals for the D.C. Circuit (D.C. Circuit) in Murray Energy v. EPA, (D.C. Cir. 2019), Slip Op. 15-1385. The court, however, remanded the secondary ozone NAAQS standard to EPA and vacated a “grandfathering” provision concerning the use of the prior ozone NAAQS in certain permitting actions.
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
Based on the EPA’s final rules repealing and replacing the CPP, petitioners in the D.C. Circuit matter seeking review of CPP, including Peabody, filed a motion to dismiss, which the court granted in September 2019. Meanwhile, challengers to the ACE Rule have filed petitions for judicial review, and that new litigation is expected to continue through 2019 and into 2020.
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
On October 26, 2016, the EPA promulgated the CSAPR Update Rule to address implementation of the 2008 ozone national air quality standards. This rule imposed further reductions in nitrogen oxides in 2017 in 22 states subject to CSAPR. Several states and utilities as well as agricultural and industry groups filed petitions for review of the CSAPR Update Rule in the D.C. Circuit. The CSAPR Update Rule was subsequently remanded to EPA to address the extent and timing of required emission reductions. Wisconsin v. EPA , No. 16-1406 (D.C. Cir. 2019). At this time, it is unknown whether rehearing will be sought.
In 2018, EPA also issued a final determination that the existing CSAPR Update fully addressed the CAA’s “good neighbor” requirements for 20 states with respect to the 2008 ground-level ozone standard. 83 Fed. Reg. 65,878 (Dec. 21, 2018).This determination was also challenged in the D.C. Circuit (No. 19-1019). On October 1, 2019, the D.C. Circuit issued a judgment vacating this rule on the basis of the court’s decision in Wisconsin. At this time, it is unknown whether rehearing will be sought.
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
States are empowered to develop and apply “in stream” water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. “In stream” standards vary from state to state. Additionally, through the CWA section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters. States consider whether the activity will comply with their water quality standards and other applicable requirements in deciding whether or not to certify the activity. On August 9, 2019, the EPA issued a proposed rule that would limit states’ authority by allowing the EPA to certify projects over state objections.
A final rule defining the scope of waters protected under the CWA (commonly called the Waters of the United States (WOTUS Rule)), was published by the EPA and the Corps in June 2015. As a result of litigation in numerous federal courts, the 2015 rule is currently in effect in 22 states and at least part of New Mexico. The pre-2015 rule is in effect in 27 states and perhaps certain counties in New Mexico because several district courts have preliminarily enjoined the 2015 rule, and those preliminary injunctions remain in effect pending the outcome of litigation on the merits of the 2015 rule. The EPA and the Corps are still in the process of repealing the 2015 WOTUS Rule and developing a replacement rule.The agencies recently announced that they had finalized the repeal rule on September 12, 2019. The repeal will not become effective until 60 days after Federal Register publication, which has not yet occurred. Further, the EPA and the Corps issued a proposed rule in December 2018 offering a replacement definition of WOTUS. The proposal would remove federal protections for streams that flow only after rain or snowfall, as well as wetlands that do not have certain surface water connections to larger waterways. A public hearing on the rule was held in late February 2019. The public comment period on the proposed rule closed on April 15, 2019. Depending on the outcome of litigation and/or rulemaking activity, the scope of CWA authority could increase, decrease, or stay the same relative to the current, pre-2015 definitions of WOTUS, which could impact our operations in some areas.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. On September 30, 2015, the EPA published a final rule setting new or additional requirements for various wastewater discharges from steam electric power plants. The rule set zero discharge requirements for some waste streams, as well as new, more stringent limits for arsenic, mercury, selenium and nitrogen applicable to certain other waste streams. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit agreed with environmental groups that the portions of the rule regulating legacy wastewater and residual combustion leachate are unlawful. The Court vacated those portions of the rule. Separately, the EPA is reconsidering the portions of the rule regulating wastewater associated with flue gas desulfurization and bottom ash transport. The EPA expects to propose revisions to the 2015 rule in the fall of 2019, and it hopes to finalize any changes in 2020. The effluent limitations guidelines will significantly increase costs for many coal-fired steam electric power plants.
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
Wyoming Land Quality Division Self-Bonding Rules. On August 20, 2018, the Wyoming Land Quality Division, through the Land Quality Advisory Board, offered for public comment proposed changes to self-bonding rules related to reclamation obligations. The proposal included requiring that the self-bonding guarantor be the ultimate parent company and that the maximum amount of bonding be limited to 75% of the company’s calculated bond amount. Additionally, the proposal required the self-bonding party to be of investment grade quality using ratings issued by nationally recognized credit rating services, such as the Moody’s Investor Service or Standard and Poor’s Corporation. This requirement would replace the current qualifying tests using a bonding party’s audited financial statements. The proposed rule was approved by the Wyoming Land Quality Advisory Board on September 19, 2018, and the Environmental Quality Counsel on February 19, 2019. It was signed by the governor of Wyoming on May 3, 2019. The Company currently meets all its bonding obligations in Wyoming through the use of commercial surety bonds. Under the new rules, the Company does not qualify for self-bonding based on its current credit rating.
Regulatory Matters - Australia
New South Wales Planning Approvals. In February 2019, a decision of the New South Wales (NSW) Land and Environment Court (LEC) refused planning approval for a non-Peabody coal mining project (Gloucester Resources Limited v Minister for Planning). That approval was refused for other reasons but the judge in that case did discuss ‘Scope 3’ greenhouse gas (GHG) emissions resulting from the consumption of coal to be mined under the proposed project. Such emissions are often raised as a ground of objection to Australian mining projects, including our mining projects. There was a subsequent LEC decision (Australian Coal Alliance Incorporated v Wyong Coal Pty Ltd) in which the approval of a coal mining project was confirmed after such emissions had been considered by the relevant authority. In August 2019, Peabody and Glencore received approval from the NSW Independent Planning Commission (IPC) for the United Wambo project, subject to conditions (Export Conditions) requiring the joint venture to prepare an Export Management Plan setting out protocols for using all reasonable and feasible measures to ensure that any coal extracted from the mine that is to be exported from Australia, is only exported to countries that are parties to the Paris Agreement or countries that the NSW Planning Secretary considers have similar policies for reducing GHG emissions. In September 2019, the IPC declined to approve a non-Peabody ‘greenfield’ coal mining project (Bylong) for various reasons including Scope 3 GHG emissions, but it remains open to the applicant for that project, or a third party, to apply for the IPC’s decision to be judicially reviewed. The IPC subsequently approved another non-Peabody coal mining project (Rix’s Creek) without any Export Conditions. Most recently, the NSW government has introduced into Parliament proposed amendments to legislation and policy that would, if passed, have the effect of invalidating Export Conditions imposed on future NSW planning approvals, as well as no longer requiring consent authorities to consider ‘downstream emissions’ when assessing developments for the purposes of mining, petroleum production or extractive industry. The NSW government has also requested the Productivity Commissioner to conduct a review of the IPC’s role and operations, which is due to be provided to the Minister for Planning and Public Spaces by mid-December 2019.
Queensland Reclamation. The Environmental Protection Act 1994 (EP Act) is administered by the Department of Environment and Science which authorizes environmentally relevant activities such as mining activities relating to a mining lease through an Environmental Authority (EA). Environmental protection and reclamation activities are regulated by conditions in the EA. All mining operations must be carried out in a manner so as to ensure compliance with the conditions in the EA. The mines submit an annual return reporting on their EA compliance.

In November 2018, the Queensland government passed the Mineral and Energy Resources (Financial Provisioning) Act 2018 providing for a new financial assurance (FA) framework and new progressive rehabilitation requirements. The new FA framework creates a pooled fund covering most mines and most of the total industry liability, plus other options for providing FA if not part of the pooled fund (for example, allowing insurance bonds or cash). The percentage rate of the total rehabilitation cost payable into the pooled fund will take into account the financial strength of the holder of the EA for the mine and the project strength of the mine. The total rehabilitation cost is determined using an updated rehabilitation cost calculator, which no longer provides for discounting. The commencement date for the new FA framework was April 1, 2019 and there is a transitional period during which we will move each of our mines in Queensland into the new FA framework.
The new progressive rehabilitation requirements commenced on November 1, 2019 and require each mine, within a three-year transitional period, to establish a schedule of rehabilitation milestones covering the life of the mine, and any significant changes to the timing of rehabilitation will require regulatory approval. If there is to remain an area within the mine that does not have a post-mining land use (referred to as a non-use management area or NUMA) then each such NUMA will need to pass a public interest evaluation test as part of the approval process. An example of a NUMA is the void that remains after open-cut mining activities have been completed. Under the legislation, each current mine is exempt from the requirement to justify its NUMAs to the extent that its current approvals provide for such areas. We are of the view that there will not be a need to seek any further regulatory approvals for any of the NUMAs at any of our Queensland mines.
Federal Reclamation. In February 2017, the Australian Senate established a Committee of Inquiry into the rehabilitation of mining and resources projects as it relates to Commonwealth responsibilities, for example, under the Environment Protection and Biodiversity Conservation Act 1999. The Committee released their report in March 2019. The Committee was unable to reach unanimous agreement on a set of recommendations. It is unclear the extent to which the report will impact policy reform at a federal government level.
Sydney Water Catchment Areas. In November 2017, the New South Wales government established an independent expert panel (Panel) to advise the Department of Planning, Industry and Environment (DPIE) on the impact of underground mining activities in Sydney’s water catchment areas, including at our Metropolitan Mine. The Panel issued an initial report to DPIE in November 2018, which was publicly released in December 2018 and only concerned mining activities at two mines, our Metropolitan Mine and a competitor’s Dendrobium Mine. After consultation with stakeholders, including Peabody, a final report was released in October 2019. The final report updates and finalizes the initial report and also makes findings and recommendations concerning mining activities and effects across the catchment as a whole.
The Panel’s reports acknowledge the major effort at the Metropolitan and Dendrobium Mines over the last decade to employ best practice modeling and assessment methods undertaken by suitable specialists, with expert peer review while recommending continued rigorous monitoring and impact assessment in order to build on the knowledge base regarding mining-induced subsidence and its impacts on groundwater and surface water. The reports endorse the government taking an incremental approach to mining approvals that provides for considering existing and emerging information and knowledge gaps. The Panel concluded in the final report that the average daily water inflow over the last three years at the Metropolitan Mine is generally less than 0.2 megaliters per day and shows no evidence of connected fracture regime to surface or correlation with rainfall. It also concluded that the potential for water to be diverted out of Woronora Reservoir and into other catchments through valley closure shear planes and geological structures will require careful assessment in the future because it is planned that most of the remaining longwall panels in the approved mining area will pass beneath the reservoir. A range of matters remain to be considered by the Panel, including the cumulative impacts of flow losses and the relative significance of these for water supplies as well as the practicalities associated with establishing a robust regional water balance model.
The DPIE will now consider the recommendations in the Panel’s final report and has said that in the meantime no new development applications for mining in the catchment will be determined. We do not currently have any such applications awaiting determination. The latest extraction plans for the Metropolitan Mine are progressing on an incremental basis and we continue to conduct robust monitoring, data collection and reporting and have been actively consulting with the government on Metropolitan’s approval processes and mine design to ensure that operational impacts are appropriately managed and minimized as far as possible.
National Energy Policy. Following the outcome of the federal election in May 2019, the federal government confirmed it will not revive the former National Energy Guarantee policy. Instead, the government will pursue a new energy and climate change policy, which includes a $2 billion Australian dollars investment in projects to bring down Australia's greenhouse gas emissions. The Climate Solutions Fund is an extension of the former Emissions Reduction Fund. The government has confirmed that it remains committed to meeting Australia’s Paris Agreement targets but that the focus of energy policy will be on driving down electricity prices.

Liquidity and Capital Resources
Overview
Our primary source of cash is proceeds from the sale of our coal production to customers. We have also generated cash from the sale of non-strategic assets, including coal reserves and surface lands, borrowings under our credit facilities and, from time to time, the issuance of securities. Our primary uses of cash include the cash costs of coal production, capital expenditures, coal reserve lease and royalty payments, debt service costs, capital and operating lease payments, postretirement plans, take-or-pay obligations, post-mining reclamation obligations, and selling and administrative expenses. We have also used cash for dividends and share repurchases. We believe that our capital structure allows us to satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and cash on hand.
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
Liquidity
As of September 30, 2019, our available liquidity was $1,349.5 million which was comprised of cash and cash equivalents and availability under our revolver and accounts receivable securitization program as described below. As of September 30, 2019, our cash balances totaled $759.1 million, including approximately $652 million held by U.S. subsidiaries, $84 million held by Australian subsidiaries and the remaining balance held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. During the nine months ended September 30, 2019, we repatriated to the U.S. approximately $420 million previously held by foreign subsidiaries. If we repatriate foreign-held cash in the future, we do not expect restrictions or potential taxes to have a material effect on our overall liquidity.
During the nine months ended September 30, 2019, we paid dividends of $243.9 million, including $200 million for a supplemental dividend, and made stock repurchases totaling $300.2 million.
Our ability to maintain adequate liquidity depends on the successful operation of our business and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.
Debt Financing
As described in Note 13. “Long-term Debt” of the accompanying unaudited condensed consolidated financial statements, during 2017, we entered into an indenture related to the issuance of $500.0 million of 6.000% senior secured notes due March 2022 and $500.0 million of 6.375% senior secured notes due March 2025. We make semi-annual interest payments on the senior notes each March 31 and September 30 until maturity. Also during 2017, we entered into a credit agreement and related term loan under which we originally borrowed $950.0 million and have repaid $556.0 million through September 30, 2019. The term loan requires quarterly principal payments of $1.0 million and periodic interest payments, currently at LIBOR plus 2.75%, through December 2024 with the remaining balance due in March 2025.
We also entered into a revolving credit facility allowable under our credit agreement during 2017 for an aggregate commitment of $350.0 million for general corporate purposes. To date, we have only utilized this revolving credit facility for letters of credit which incur combined fees of 3.375%, while unused capacity bears a commitment fee of 0.5%. As of September 30, 2019, such letters of credit amounted to $66.4 million and were primarily in support of our reclamation obligations. In September 2019, we entered into an amendment to the credit agreement which increased the aggregate commitment amount under the revolver to $565.0 million and, beginning in 2020, makes applicable interest rates and fees dependent upon our periodically-determined first lien leverage ratio, as defined in the credit agreement.
Our debt agreements impose various restrictions and limits on certain categories of payments that we may make, such as those for dividends, investments, and stock repurchases. We are also subject to customary affirmative and negative covenants. At September 30, 2019 and subsequently, we were in compliance with all such restrictions and covenants.

As described in the “Overview” section contained within this Item 2, the September 2019 amendment to our credit facility removed that agreement’s restrictions pertaining to the formation of the PRB Colorado joint venture with Arch. We are currently considering alternatives for addressing similar restrictions contained within the indenture underlying our senior secured notes. Our ability to accomplish this objective is subject to market conditions and other factors, including financing options that may be available to us from time to time and conditions in the credit and debt capital markets generally.
The Company intends to move toward a gross debt target of $1.2 billion over time, to better accommodate future investment opportunities, including the PRB Colorado joint venture with Arch, and lower fixed charges.
Accounts Receivable Securitization Program
As described in Note 18. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, we entered into an amended accounts receivable securitization program during 2017 which currently expires in 2022. The program provides for up to $250.0 million in funding, limited to the availability of eligible receivables, accounted for as a secured borrowing. Funding capacity under the program may also be provided for letters of credit in support of other obligations. At September 30, 2019, we had no outstanding borrowings and $132.7 million of letters of credit provided under the program. The letters of credit are primarily in support of portions of our obligations for reclamation, workers’ compensation and postretirement benefits. There was no cash collateral requirement under the program at September 30, 2019.
Capital Requirements
As a result of the deferral of certain capital project spending to subsequent periods, we revised our expected 2019 capital expenditures to a range of $300 million to $325 million during the third quarter of 2019, as compared to a range of $350 million to $375 million as disclosed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. There were no other material changes to our capital requirements.
Contractual Obligations
There were no material changes to our contractual obligations from the information previously provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018.
Historical Cash Flows and Free Cash Flow
The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018, as reported in the accompanying unaudited condensed consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$552.6	$1,260.8
Net cash used in investing activities	(147.6)	(65.5)
Net cash used in financing activities	(610.0)	(863.1)
Net change in cash, cash equivalents and restricted cash	(205.0)	332.2
Cash, cash equivalents and restricted cash at beginning of period	1,017.4	1,070.2
Cash, cash equivalents and restricted cash at end of period	$812.4	$1,402.4

Net cash provided by operating activities	$552.6	$1,260.8
Net cash used in investing activities	(147.6)	(65.5)
Add back: Amount attributable to acquisition of Shoal Creek Mine	2.4	—
Free Cash Flow	$407.4	$1,195.3

Operating Activities. The decrease in net cash provided by operating activities for the nine months ended September 30, 2019 compared to the same period in the prior year was driven by the following:

•	A year-over-year decrease in cash from our mining operations;

•	A substantial release of collateral obligations during the prior year period upon establishing our new surety bonding program in Australia ($323.1 million);

•	An unfavorable change in net cash flows associated with our working capital ($155.1 million); partially offset by

•	The receipt of insurance proceeds attributable to North Goonyella leased equipment, cost recovery and business interruption ($101.8 million)
Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2019 compared to the same period in the prior year was driven by the following:

•	Lower cash receipts from Middlemount Coal Pty Ltd ($66.4 million); and

•	Lower proceeds from disposals of assets, net of receivables ($41.4 million); partially offset by

•	The receipt of insurance proceeds attributable to North Goonyella Company-owned equipment losses ($23.2 million)
Financing Activities. The decrease in net cash used in financing activities for the nine months ended September 30, 2019 compared to the same period in the prior year was driven by the following:

•	Lower common stock repurchases ($399.4 million); and

•	Lower debt repayments ($49.1 million) due to a prepayment made in connection with the 2018 amendment of our Senior Secured Term Loan; partially offset by

•	Higher dividends paid ($199.3 million), primarily due to a supplemental dividend of $1.85 per share of common stock
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At September 30, 2019, such instruments included $1,599.3 million of surety bonds and $200.5 million of letters of credit. Such financial instruments provide support for our reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. We periodically evaluate the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. We do not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in our condensed consolidated balance sheets.
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
At September 30, 2019, we had total asset retirement obligations of $760.0 million which were backed by a combination of surety bonds and letters of credit.
Bonding requirement amounts may differ significantly from the related mining reclamation obligation because such requirements are calculated under the assumption that reclamation begins currently, whereas our accounting liabilities are discounted from the end of a mine’s economic life (when final reclamation work would begin) to the balance sheet date.
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
Our critical accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Our critical accounting policies remain unchanged at September 30, 2019.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 8. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of September 30, 2019, the Company had currency options outstanding with an aggregate notional amount of $925.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures during the remainder of 2019 and over the first six months of 2020. Assuming we had no foreign currency hedging instruments in place, our exposure in operating costs and expenses due to a $0.05 change in the Australian dollar/U.S. dollar exchange rate is approximately $75 to $85 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at September 30, 2019, the currency option contracts outstanding at that date would not materially limit our net exposure to a $0.05 unfavorable change in the exchange rate for the next twelve months.
Other Non-Coal Trading Activities — Diesel Fuel Price Risk
Diesel Fuel Hedges. Previously, we managed price risk of the diesel fuel used in our mining activities through the use of derivatives, primarily swaps. As of September 30, 2019, we did not have any diesel fuel derivative instruments in place. We also manage the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
We expect to consume 110 to 120 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $28 million based on our expected usage.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
We acquired the Shoal Creek Mine on December 3, 2018. For the three and nine months ended September 30, 2019, the Shoal Creek Mine accounted for $56.2 million and $286.9 million, respectively, of our revenues and constituted $373.9 million of total assets as of September 30, 2019. We completed our review of the internal control structure of the Shoal Creek Mine and made appropriate changes to incorporate our controls and procedures into the acquired operations. The Shoal Creek Mine will be included in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.

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
Item 1A. Risk Factors.
In the third quarter of 2019, there were no significant changes to our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed with the SEC on August 8, 2019. The Risk Factors described in such Form 10-Q include additional risk factors relating to our proposed PRB Colorado joint venture with Arch. In addition to the other information set forth in this Quarterly Report, including the information presented in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider those risk factors disclosed in the aforementioned filings, which could materially affect the Company’s results of operations, financial condition and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
Our Board of Directors has authorized a share repurchase program, as amended, to allow repurchases of up to $1.5 billion of the outstanding shares of our common stock and/or preferred stock (Repurchase Program). Repurchases may be made from time to time at the Company’s discretion. The specific timing, price and size of purchases will depend on the share price, general market and economic conditions and other considerations, including compliance with various debt agreements as they may be amended from time to time. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through September 30, 2019, we have repurchased 39.5 million shares of our common stock for $1,310.6 million, which included commissions paid of $0.8 million, leaving $190.2 million available for share repurchase under the Repurchase Program. The purchases were made in compliance with our debt instruments. Limitations on share repurchases imposed by our debt instruments are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
July 1 through July 31, 2019	2,307,989	$22.99	2,307,225	$281.2
August 1 through August 31, 2019	3,581,000	18.50	3,581,000	215.0
September 1 through September 30, 2019	1,463,700	16.94	1,463,700	190.2
Total	7,352,689	19.60	7,351,925

(1)	Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the Repurchase Program.
Dividends
During the three and nine months ended September 30, 2019, the Company declared dividends per share of $0.145 and $2.265 per share, respectively. On October 16, 2019, our Board of Directors declared a dividend of $0.145 per share of Common Stock to be paid on November 29, 2019 to shareholders of record as of October 30, 2019. The declaration and payment of dividends and the amount of dividends will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors that our Board of Directors may deem relevant to such evaluations. Payment of dividends is subject to certain limitations, as set forth in our debt agreements. Such limitations on dividends are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Item 6. Exhibits.
See Exhibit Index at page 67 of this report.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

10.1†
Amendment No. 6 to Credit Agreement, by and among Peabody Energy Corporation, the subsidiaries of the Peabody Energy Corporation party thereto as reaffirming parties (the “Reaffirming Parties”), the incremental revolving lenders party thereto, Goldman Sachs Bank USA, as existing administrative agent, and JPMorgan Chase Bank, N.A., as successor administrative agent, dated as of September 17, 2019

10.2†
Amendment No. 7 to Credit Agreement, by and among Peabody Energy Corporation, the Reaffirming Parties, the lenders party thereto, and JPMorgan Chase Bank, N.A., as successor administrative agent, dated as of September 17, 2019

10.75†	Form of Restricted Stock Unit Agreement (ELT Level 2019 Special Award) under the Peabody Energy Corporation 2017 Incentive Plan

10.76†	Form of Restricted Stock Unit Agreement (Director Level and Above 2019 Special Award) under the Peabody Energy Corporation 2017 Incentive Plan

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

32.1†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer

32.2†	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer

95†	Mine Safety Disclosure required by Item 104 of Regulation S-K

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Peabody Energy Corp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in inline XBRL contained in Exhibit 101

†	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEABODY ENERGY CORPORATION
Date:	November 5, 2019	By:	/s/ AMY B. SCHWETZ
Amy B. Schwetz
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)