Form 10-Q
period 2020-03-31
PEABODY ENERGY CORP
filed 2020-05-06
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑                         Accelerated filer ☐
Non-accelerated filer ☐                         Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 97.7 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at May 1, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except per share data)
Revenues	$846.2	$1,250.6
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	779.5	948.2
Depreciation, depletion and amortization	106.0	172.5
Asset retirement obligation expenses	17.6	13.8
Selling and administrative expenses	24.9	36.7
Restructuring charges	6.5	0.2
Transaction costs related to joint ventures	4.2	—
Other operating (income) loss:
Net gain on disposals	(8.1)	(1.5)
Provision for North Goonyella equipment loss	—	24.7
North Goonyella insurance recovery	—	(125.0)
Loss (income) from equity affiliates	9.1	(3.5)
Operating (loss) profit	(93.5)	184.5
Interest expense	33.1	35.8
Interest income	(3.1)	(8.3)
Net periodic benefit costs, excluding service cost	2.8	4.9
(Loss) income from continuing operations before income taxes	(126.3)	152.1
Income tax provision	3.0	18.8
(Loss) income from continuing operations, net of income taxes	(129.3)	133.3
Loss from discontinued operations, net of income taxes	(2.2)	(3.4)
Net (loss) income	(131.5)	129.9
Less: Net (loss) income attributable to noncontrolling interests	(1.8)	5.7
Net (loss) income attributable to common stockholders	$(129.7)	$124.2

(Loss) income from continuing operations:
Basic (loss) income per share	$(1.31)	$1.18
Diluted (loss) income per share	$(1.31)	$1.15
Net (loss) income attributable to common stockholders:
Basic (loss) income per share	$(1.33)	$1.14
Diluted (loss) income per share	$(1.33)	$1.12

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net (loss) income	$(131.5)	$129.9
Postretirement plans and workers’ compensation obligations (net of $0.0 tax provisions in each period)	(2.2)	(2.2)
Foreign currency translation adjustment	(6.8)	0.1
Other comprehensive loss, net of income taxes	(9.0)	(2.1)
Comprehensive (loss) income	(140.5)	127.8
Less: Net (loss) income attributable to noncontrolling interests	(1.8)	5.7
Comprehensive (loss) income attributable to common stockholders	$(138.7)	$122.1

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2020	December 31, 2019
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$682.5	$732.2
Accounts receivable, net of allowance for credit losses of $0.0 at March 31, 2020 and December 31, 2019	265.2	329.5
Inventories	269.2	331.5
Other current assets	202.3	220.7
Total current assets	1,419.2	1,613.9
Property, plant, equipment and mine development, net	4,607.8	4,679.1
Operating lease right-of-use assets	78.0	82.4
Investments and other assets	120.5	139.1
Deferred income taxes	4.9	28.3
Total assets	$6,230.4	$6,542.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$12.6	$18.3
Accounts payable and accrued expenses	793.4	957.0
Total current liabilities	806.0	975.3
Long-term debt, less current portion	1,294.3	1,292.5
Deferred income taxes	25.5	28.8
Asset retirement obligations	666.6	654.1
Accrued postretirement benefit costs	587.7	593.4
Operating lease liabilities, less current portion	44.5	52.8
Other noncurrent liabilities	272.5	273.4
Total liabilities	3,697.1	3,870.3
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 139.6 shares issued and 97.2 shares outstanding as of March 31, 2020 and 139.2 shares issued and 96.9 shares outstanding as of December 31, 2019	1.4	1.4
Additional paid-in capital	3,353.3	3,351.1
Treasury stock, at cost — 42.4 and 42.3 common shares as of March 31, 2020 and December 31, 2019	(1,368.1)	(1,367.3)
Retained earnings	467.3	597.0
Accumulated other comprehensive income	22.6	31.6
Peabody Energy Corporation stockholders’ equity	2,476.5	2,613.8
Noncontrolling interests	56.8	58.7
Total stockholders’ equity	2,533.3	2,672.5
Total liabilities and stockholders’ equity	$6,230.4	$6,542.8

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Cash Flows From Operating Activities
Net (loss) income	$(131.5)	$129.9
Loss from discontinued operations, net of income taxes	2.2	3.4
(Loss) income from continuing operations, net of income taxes	(129.3)	133.3
Adjustments to reconcile (loss) income from continuing operations, net of income taxes to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	106.0	172.5
Noncash interest expense, net	4.0	5.5
Deferred income taxes	(3.4)	—
Noncash share-based compensation	2.2	11.6
Net gain on disposals	(8.1)	(1.5)
Loss (income) from equity affiliates	9.1	(3.5)
Provision for North Goonyella equipment loss	—	24.7
North Goonyella insurance recovery	—	(116.9)
Foreign currency option contracts	0.9	1.1
Changes in current assets and liabilities:
Accounts receivable	64.2	5.5
Inventories	62.4	11.1
Other current assets	17.5	(3.1)
Accounts payable and accrued expenses	(125.1)	(30.6)
Asset retirement obligations	6.4	5.5
Workers’ compensation obligations	(0.8)	0.8
Postretirement benefit obligations	(7.9)	(6.2)
Pension obligations	0.1	1.0
Other, net	0.2	(10.0)
Net cash (used in) provided by continuing operations	(1.6)	200.8
Net cash used in discontinued operations	(3.1)	(3.2)
Net cash (used in) provided by operating activities	(4.7)	197.6
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(31.3)	(35.8)
Changes in accrued expenses related to capital expenditures	(11.4)	(3.8)
Proceeds from disposal of assets, net of receivables	10.5	11.0
Amount attributable to acquisition of Shoal Creek Mine	—	(2.4)
Contributions to joint ventures	(96.3)	(118.4)
Distributions from joint ventures	98.4	110.9
Advances to related parties	(6.9)	(1.5)
Cash receipts from Middlemount Coal Pty Ltd	—	1.1
Other, net	(0.1)	0.8
Net cash used in investing activities	(37.1)	(38.1)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Cash Flows From Financing Activities
Repayments of long-term debt	(7.2)	(8.3)
Common stock repurchases	—	(98.8)
Repurchase of employee common stock relinquished for tax withholding	(0.8)	(1.4)
Dividends paid	—	(214.4)
Distributions to noncontrolling interests	(0.1)	(14.3)
Other, net	0.2	(0.1)
Net cash used in financing activities	(7.9)	(337.3)
Net change in cash, cash equivalents and restricted cash	(49.7)	(177.8)
Cash, cash equivalents and restricted cash at beginning of period	732.2	1,017.4
Cash, cash equivalents and restricted cash at end of period	$682.5	$839.6

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.4	$1.4
Balance, end of period	1.4	1.4
Additional paid-in capital
Balance, beginning of period	3,351.1	3,304.7
Dividend equivalent units on dividends declared	—	6.0
Share-based compensation for equity-classified awards	2.2	11.6
Balance, end of period	3,353.3	3,322.3
Treasury stock
Balance, beginning of period	(1,367.3)	(1,025.1)
Common stock repurchases	—	(98.8)
Repurchase of employee common stock relinquished for tax withholding	(0.8)	(1.4)
Balance, end of period	(1,368.1)	(1,125.3)
Retained earnings
Balance, beginning of period	597.0	1,074.5
Net (loss) income	(129.7)	124.2
Dividends declared ($0.000 per share, $1.980 per share)	—	(220.4)
Balance, end of period	467.3	978.3
Accumulated other comprehensive income
Balance, beginning of period	31.6	40.1
Postretirement plans and workers' compensation obligations (net of $0.0 tax provisions in each period)	(2.2)	(2.2)
Foreign currency translation adjustment	(6.8)	0.1
Balance, end of period	22.6	38.0
Noncontrolling interests
Balance, beginning of period	58.7	56.0
Net (loss) income	(1.8)	5.7
Distributions to noncontrolling interests	(0.1)	(14.3)
Balance, end of period	56.8	47.4
Total stockholders’ equity	$2,533.3	$3,262.1

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2019 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2020.
Coronavirus Disease 2019 (COVID-19) Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The global impact on economic activity has severely curtailed demand for numerous commodities. Within the global coal industry, supply and demand disruptions have been widespread as the COVID-19 pandemic has forced country-wide lockdowns and regional restrictions. In the seaborne markets, thermal demand from non-power sectors remains weak and steel production has been curtailed. Thermal coal demand in the U.S. has been pressured by low natural gas prices, subsidized renewable energy and weak electric power sector consumption due to reduced industrial activity. Supply risks have also emerged at a number of global and domestic producers.
While the ultimate impacts of the COVID-19 pandemic are unknown, the Company expects continued interference with general commercial activity, which may further negatively affect both demand and prices for the Company’s products. The Company also faces potential disruption to supply chain and distribution channels, potentially increasing its costs of production, storage and distribution, and potential adverse effects to the Company’s workforce, each of which could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, the COVID-19 pandemic could have an adverse impact on the timing of key events, including the timing of the Company’s litigation in the U.S. federal court system as it pursues the completion of the proposed joint venture with Arch Coal, Inc. (Arch), as further described in Note 15. “Other Events.”
In response to the COVID-19 pandemic, on March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). The Company has requested accelerated refunds of previously generated alternative minimum tax (AMT) credits from the Internal Revenue Service (IRS) as further described in Note 11. “Income Taxes” and expects to defer 2020 employer payroll taxes incurred after the date of enactment to future years. As further described in Note 12. “Long-term Debt,” subsequent to March 31, 2020, the Company borrowed funds under its revolving credit facility as part of its ongoing efforts to preserve financial flexibility in light of the current uncertainty in the global markets caused by the COVID-19 pandemic. Given the uncertainties with respect to future COVID-19 developments, including the duration, severity and scope, as well as the necessary government actions to limit the spread, the Company is unable to estimate the full impact of the pandemic on its business, financial condition or results of operations at this time.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)    Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented
Newly Adopted Accounting Standards
Financial Instruments - Credit Losses. In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 (Topic 326) related to the measurement of credit losses on financial instruments. The new standard replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted the standard on January 1, 2020 using the modified retrospective approach. The Company will be required to use a forward-looking expected loss model for accounts receivables, loans and other financial instruments to record an allowance for the estimated contractual cash flows not expected to be collected. The Company has not restated comparative information for 2019 and no adjustments to retained earnings were necessary as a result of adopting Topic 326.
Effective January 1, 2020, the Company recognizes an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term) which includes consideration of prepayments and is based on the Company’s expectations as of the balance sheet date.
Assets are written off when the Company determines that such financial assets are deemed uncollectible. Write-offs are recognized as deductions from the allowance for credit losses. Expected recoveries of amounts previously written off, not to exceed the aggregate of the amount previously written off, are included in determining the necessary reserve at the balance sheet date.
The Company pools its accounts receivable based on similar risk characteristics in estimating its expected credit losses. The Company also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.
Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted the disclosure requirements effective January 1, 2020.
Compensation- Retirement Benefits. In August 2018, the FASB issued ASU 2018-14 to add, remove and clarify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company adopted the disclosure requirements effective January 1, 2020.
Accounting Standards Not Yet Implemented
Income Taxes. In December 2019, the FASB issued ASU 2019-12 as part of its effort to reduce the complexity of accounting standards. The ASU enhances and simplifies various aspects of the income tax accounting guidance in Accounting Standards Codification (ASC) 740, including requirements related to (1) hybrid tax regimes, (2) the tax basis step-up in goodwill obtained in a transaction that is not a business combination, (3) separate financial statements of entities not subject to tax, (4) the intraperiod tax allocation exception to the incremental approach, (5) recognition of a deferred tax liability after an investor in a foreign entity transitions to or from the equity method of accounting, (6) interim-period accounting for enacted changes in tax law and (7) the year-to-date loss limitation in interim-period tax accounting. ASU 2019-12 is effective on January 1, 2021 for calendar year-end public companies and early adoption is permitted. The Company plans to adopt the requirements effective January 1, 2021.
Equity Method Investments. In January 2020, the FASB issued ASU 2020-01, which clarifies the interactions between ASC 321, ASC 323 and ASC 815. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. ASU 2020-01 is effective on January 1, 2021 for calendar year-end public companies and early adoption is permitted. The Company plans to adopt the requirements effective January 1, 2021.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)    Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Refer to Note 1. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for the Company’s policies regarding “Revenues” and “Accounts receivable, net.” On January 1, 2020, the Company adopted Topic 326 using the modified retrospective approach. See Note 2. “Newly Adopted Accounting Standards and Accounting Standards Not Yet Implemented” for further discussion of the adoption, including the impact on the Company’s opening balance sheet.
Disaggregation of Revenues
Revenue by product type and market is set forth in the following tables. With respect to its seaborne mining segments, the Company classifies as “Export” certain revenue from domestically-delivered coal under contracts in which the price is derived on a basis similar to export contracts.

	Three Months Ended March 31, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$36.5	$—	$266.6	$184.6	$—	$487.7
Export	163.7	—	—	—	—	163.7
Total thermal	200.2	—	266.6	184.6	—	651.4
Metallurgical coal
Export	—	192.5	—	—	—	192.5
Total metallurgical	—	192.5	—	—	—	192.5
Other	0.9	0.7	—	7.7	(7.0)	2.3
Revenues	$201.1	$193.2	$266.6	$192.3	$(7.0)	$846.2

	Three Months Ended March 31, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$38.4	$—	$287.3	$321.7	$—	$647.4
Export	211.9	—	—	7.0	—	218.9
Total thermal	250.3	—	287.3	328.7	—	866.3
Metallurgical coal
Export	—	323.7	—	—	—	323.7
Total metallurgical	—	323.7	—	—	—	323.7
Other	0.7	0.8	—	6.1	53.0	60.6
Revenues	$251.0	$324.5	$287.3	$334.8	$53.0	$1,250.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by initial contract duration was as follows:

	Three Months Ended March 31, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$99.3	$140.1	$243.4	$184.6	$—	$667.4
Less than one year	100.9	52.4	23.2	—	—	176.5
Other (2)	0.9	0.7	—	7.7	(7.0)	2.3
Revenues	$201.1	$193.2	$266.6	$192.3	$(7.0)	$846.2

	Three Months Ended March 31, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$171.1	$232.8	$280.1	$313.8	$—	$997.8
Less than one year	79.2	90.9	7.2	14.9	—	192.2
Other (2)	0.7	0.8	—	6.1	53.0	60.6
Revenues	$251.0	$324.5	$287.3	$334.8	$53.0	$1,250.6

(1)
Corporate and Other revenue includes gains and losses related to mark-to-market adjustments from economic hedge activities intended to hedge future coal sales. Refer to Note 7. “Derivatives and Fair Value Measurements” for additional information regarding the economic hedge activities.

(2)
Other includes revenues from arrangements such as customer contract-related payments, royalties related to coal lease agreements, sales agency commissions, farm income and property and facility rentals, for which contract duration is not meaningful.

Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to March 31, 2020 of approximately $4.0 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at March 31, 2020. Approximately 46% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
Accounts Receivable
“Accounts receivable, net” at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Trade receivables, net	$230.0	$283.1
Miscellaneous receivables, net	35.2	46.4
Accounts receivable, net	$265.2	$329.5

Trade receivables, net included no allowance for credit losses as of both March 31, 2020 and December 31, 2019. Miscellaneous receivables, net included no allowance for credit losses as of both March 31, 2020 and December 31, 2019. No charges for credit losses were recognized during the three months ended March 31, 2020 or 2019.
(4)    Discontinued Operations
Discontinued operations include certain former Seaborne Thermal Mining and Other U.S. Thermal Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the periods presented below:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(2.2)	$(3.4)

Liabilities of Discontinued Operations
Liabilities classified as discontinued operations included in the Company’s condensed consolidated balance sheets were as follows:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Liabilities:
Accounts payable and accrued expenses	$58.4	$58.8
Other noncurrent liabilities	105.1	105.5
Total liabilities classified as discontinued operations	$163.5	$164.3

Patriot-Related Matters
A significant portion of the liabilities in the table above relate to Patriot. In 2012, Patriot filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code). In 2013, the Company entered into a definitive settlement agreement (2013 Agreement) with Patriot and the United Mine Workers of America (UMWA), on behalf of itself, its represented Patriot employees and its represented Patriot retirees, to resolve all then-disputed issues related to Patriot’s bankruptcy. In May 2015, Patriot again filed voluntary petitions for relief under the Bankruptcy Code in the U.S. District Court for the Eastern District of Virginia and subsequently initiated a process to sell some or all of its assets to qualified bidders. On October 9, 2015, Patriot’s bankruptcy court entered an order confirming Patriot’s plan of reorganization, which provided, among other things, for the sale of substantially all of Patriot’s assets to two different buyers.
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $85.7 million at both March 31, 2020 and December 31, 2019. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the terms of the Patriot spin-off, Patriot was primarily liable to the Combined Fund for the approximately $40 million of its subsidiaries’ obligations at that time. Once Patriot ceased meeting its obligations, the Company was held responsible for these costs and, as a result, recorded “Loss from discontinued operations, net of income taxes” charges of $0.1 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. The Company made payments into the fund of $0.4 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively, and estimates that the annual cash cost to fund these potential Combined Fund liabilities will range between $1 million and $2 million in the near-term, with those premiums expected to decline over time because the fund is closed to new participants. The liability related to the fund was $14.9 million and $15.2 million at March 31, 2020 and December 31, 2019, respectively.
UMWA 1974 Pension Plan (UMWA Plan) Litigation. On July 16, 2015, a lawsuit was filed by the UMWA Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the UMWA Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against the Company, Peabody Holding Company, LLC, a subsidiary of the Company, and Arch. The plaintiffs sought, pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA) and the Multiemployer Pension Plan Amendments Act of 1980, a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants had statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. After a legal and arbitration process and with the approval of the U.S. Bankruptcy Court for the Eastern District of Missouri (Bankruptcy Court), on January 25, 2017, the UMWA Plan and the Company agreed to a settlement of the claim which entitled the UMWA Plan to $75 million to be paid by the Company in increments through 2021. The balance of the liability, on a discounted basis, was $26.7 million and $26.0 million at March 31, 2020 and December 31, 2019, respectively.
(5)     Inventories
Inventories as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Materials and supplies	$113.7	$116.3
Raw coal	59.1	85.1
Saleable coal	96.4	130.1
Total	$269.2	$331.5
Materials and supplies inventories presented above have been shown net of reserves of $8.2 million and $7.9 million as of March 31, 2020 and December 31, 2019, respectively.
(6) Equity Method Investments
The Company had total equity method investments of $47.1 million and $56.9 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively, related to Middlemount Coal Pty Ltd (Middlemount). Included in “Loss (income) from equity affiliates” in the unaudited condensed consolidated statements of operations was a loss of $9.1 million related to Middlemount during the three months ended March 31, 2020 and income of $3.8 million during the three months ended March 31, 2019.
The Company received cash payments from Middlemount of $1.1 million during the three months ended March 31, 2019, related to financing receivables accounted for as in-substance common stock due to the limited fair value attributed to Middlemount’s equity. No payments were received from Middlemount during the three months ended March 31, 2020.
One of the Company’s Australian subsidiaries and the other shareholder of Middlemount are parties to an agreement, as amended from time to time, to provide a revolving loan (Revolving Loans) to Middlemount. The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the revolving loan limit. At March 31, 2020, the revolving loan limit was $70 million Australian dollars and the Revolving Loans were fully drawn upon by Middlemount. Per the terms of the current agreement, the revolving loan limit will be reduced to $50 million Australian dollars in August 2020. The Revolving Loans bear interest at 15% per annum and expire on December 31, 2020. The carrying value of the portion of the Revolving Loans due to the Company’s Australian subsidiary was $23.6 million and $17.1 million as of March 31, 2020 and December 31, 2019, respectively.

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
As of March 31, 2020, the Company had currency options outstanding with an aggregate notional amount of $550.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the six-month period ending September 30, 2020. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.73 to $0.75 over the six-month period ending September 30, 2020.
As of March 31, 2020, the Company held coal-related financial contracts related to a portion of its forecasted sales for an aggregate notional volume of 1.6 million tonnes. Such financial contracts include futures, forwards and options. Of the aggregate notional volume, 1.3 million tonnes will settle in 2020 and the remainder will settle in 2021.
The Company had no diesel fuel or interest rate derivatives in place as of March 31, 2020.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of derivatives reflected in the accompanying condensed consolidated balance sheets are set forth in the table below.

	March 31, 2020		December 31, 2019
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$0.2	$—	$1.1	$—
Coal contracts related to forecasted sales	18.9	(0.8)	20.1	(0.1)
Coal trading contracts	71.8	(69.6)	81.1	(74.2)
Total derivatives	90.9	(70.4)	102.3	(74.3)
Effect of counterparty netting	(69.6)	69.6	(74.3)	74.3
Variation margin (held) posted	(16.8)	—	(22.1)	—
Net derivatives and margin as classified in the balance sheets	$4.5	$(0.8)	$5.9	$—

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
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives.

	Three Months Ended March 31, 2020
	Total loss recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(0.9)	$(1.0)	$0.1
Coal contracts related to forecasted sales	(8.6)	(6.4)	(2.2)
Coal trading contracts	(0.1)	4.1	(4.2)
Total	$(9.6)	$(3.3)	$(6.3)

	Three Months Ended March 31, 2019
	Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(1.1)	$(1.3)	$0.2
Coal contracts related to forecasted sales	50.7	10.9	39.8
Coal trading contracts	(1.1)	(4.8)	3.7
Total	$48.5	$4.8	$43.7
During the three months ended March 31, 2020 and 2019, gains and losses on foreign currency option contracts were included in “Operating costs and expenses,” and gains and losses on coal contracts related to forecasted sales and those related to coal trading contracts were included in “Revenues” in the accompanying unaudited condensed consolidated statements of operations.
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
The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$0.2	$—	$0.2
Coal contracts related to forecasted sales	—	20.0	—	20.0
Coal trading contracts	—	(16.5)	—	(16.5)
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$3.7	$4.0	$7.7

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.1	$—	$1.1
Coal contracts related to forecasted sales	—	21.2	—	21.2
Coal trading contracts	—	(16.4)	—	(16.4)
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$5.9	$4.0	$9.9

For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, exchange indices, broker/dealer quotes, published indices, issuer spreads, benchmark securities and other market quotes. In the case of certain debt securities, fair value is provided by a third-party pricing service. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:

•
Foreign currency option contracts are valued utilizing inputs obtained in quoted public markets (Level 2) except when credit and non-performance risk is considered to be a significant input, then the Company classifies such contracts as Level 3.

•
Coal contracts related to forecasted sales and coal trading contracts are generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2) except when credit and non-performance risk is considered to be a significant input (greater than 10% of fair value), then the Company classifies as Level 3.

•	Investments in equity securities are based on observed prices in an inactive market (Level 3).
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of March 31, 2020 and December 31, 2019:

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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market risk associated with the Company’s fixed- and variable-rate long-term debt relates to the potential reduction in the fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt, shown below, is principally based on reported market values and estimates based on interest rates, maturities, credit risk, underlying collateral, and completed market transactions, which have been limited in recent history.

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Total debt at par value	$1,360.1	$1,367.2
Less: Unamortized debt issuance costs and original issue discount	(53.2)	(56.4)
Net carrying amount	$1,306.9	$1,310.8

Estimated fair value	$793.5	$1,271.1

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
The Company had no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2020 and 2019. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
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
Performance Assurances and Collateral
The Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. The Company posted initial margin of $5.6 million and $7.9 million as of March 31, 2020 and December 31, 2019, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, respectively, the Company had posted $2.8 million and $1.3 million in excess of margin requirements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. As of March 31, 2020 and December 31, 2019, respectively, the Company was in receipt of $16.8 million and $22.1 million in variation margin.
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in which the Company holds a net liability position. Based on the aggregate fair values of such net liability positions at March 31, 2020 and December 31, 2019, the Company would have been required to post additional collateral of $0.8 million and approximately $0.0 million, respectively. As of March 31, 2020 and December 31, 2019, the Company was not required to post collateral to counterparties for such positions.
(8)     Intangible Contract Assets and Liabilities
The Company has recorded intangible assets and liabilities to reflect the fair value of certain U.S. coal supply agreements as a result of differences between contract terms and estimated market terms for the same coal products and also recorded intangible liabilities related to unutilized capacity under its port and rail take-or-pay contracts. The balances, net of accumulated amortization, and respective balance sheet classifications at March 31, 2020 and December 31, 2019, are set forth in the following tables:

	March 31, 2020
	Assets	Liabilities	Net Total
	(Dollars in millions)
Coal supply agreements	$16.8	$(19.9)	$(3.1)
Take-or-pay contracts	—	(32.9)	(32.9)
Total	$16.8	$(52.8)	$(36.0)

Balance sheet classification:
Investments and other assets	$16.8	$—	$16.8
Accounts payable and accrued expenses	—	(5.9)	(5.9)
Other noncurrent liabilities	—	(46.9)	(46.9)
Total	$16.8	$(52.8)	$(36.0)

	December 31, 2019
	Assets	Liabilities	Net Total
	(Dollars in millions)
Coal supply agreements	$20.7	$(21.4)	$(0.7)
Take-or-pay contracts	—	(40.0)	(40.0)
Total	$20.7	$(61.4)	$(40.7)

Balance sheet classification:
Investments and other assets	$20.7	$—	$20.7
Accounts payable and accrued expenses	—	(8.4)	(8.4)
Other noncurrent liabilities	—	(53.0)	(53.0)
Total	$20.7	$(61.4)	$(40.7)

Amortization of the intangible assets and liabilities related to coal supply agreements occurs ratably based upon coal volumes shipped per contract and is recorded as a component of “Depreciation, depletion and amortization” in the accompanying unaudited condensed consolidated statements of operations. Such amortization amounted to $2.4 million and $4.8 million during the three months ended March 31, 2020 and 2019, respectively. The Company anticipates net amortization of sales contracts, based upon expected shipments, to be an expense of approximately $5 million during the remaining nine months of 2020, expense of approximately $1 million for the year 2021 and credits of approximately $2 million per year for the years 2022 through 2024, and $3 million in total thereafter.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future unutilized capacity and the amortization periods related to the take-or-pay contract intangible liabilities are based upon estimates of forecasted usage. Such amortization, which is classified as a reduction to “Operating costs and expenses” in the accompanying unaudited condensed consolidated statements of operations, amounted to $2.6 million and $5.6 million during the three months ended March 31, 2020 and 2019, respectively. The Company anticipates net amortization of take-or-pay contract intangible liabilities to be approximately $5 million during the remaining nine months of 2020, and for the years 2021 through 2024 to be approximately $4 million, $3 million, $2 million and $3 million, respectively, and $16 million thereafter.
(9) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of March 31, 2020 and December 31, 2019 is set forth in the table below:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Land and coal interests	$4,025.4	$4,022.4
Buildings and improvements	557.6	547.9
Machinery and equipment	1,534.4	1,518.6
Less: Accumulated depreciation, depletion and amortization	(1,509.6)	(1,409.8)
Property, plant, equipment and mine development, net	$4,607.8	$4,679.1

(10) Leases
The Company has operating and finance leases for mining and non-mining equipment, office space and certain other facilities under various non-cancellable agreements. Historically, the majority of the Company’s leases have been accounted for as operating leases. Refer to Note 1. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for the Company’s policies regarding “Leases.”
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Operating lease cost:
Operating lease cost	$8.6	$15.5
Short-term lease cost	9.9	8.3
Variable lease cost	1.0	6.0
Sublease income	—	(1.4)
Total operating lease cost	$19.5	$28.4

Finance lease cost:
Amortization of right-of-use assets	$3.4	$4.1
Interest on lease liabilities	0.2	0.5
Total finance lease cost	$3.6	$4.6

Supplemental balance sheet information related to leases at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$78.0	$82.4

Accounts payable and accrued expenses	$25.2	$29.6
Operating lease liabilities, less current portion	44.5	52.8
Total operating lease liabilities	$69.7	$82.4

Finance leases:
Property, plant, equipment and mine development	$88.0	$89.6
Accumulated depreciation	(47.6)	(45.9)
Property, plant, equipment and mine development, net	$40.4	$43.7

Current portion of long-term debt	$8.6	$14.3
Long-term debt, less current portion	0.5	0.9
Total finance lease liabilities	$9.1	$15.2

Weighted average remaining lease term (years)
Operating leases	3.7
Finance leases	14.8

Weighted average discount rate
Operating leases	7.3%
Finance leases	6.0%

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information related to leases during the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12.8	$24.1
Operating cash flows for finance leases	0.2	0.7
Financing cash flows for finance leases	5.8	7.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1.3	0.5
Finance leases	0.1	—

The Company's leases have remaining lease terms of 1 year to 21.8 years, some of which include options to extend the terms deemed reasonably certain of exercise. Maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2020	$21.8	$0.7
2021	22.6	1.0
2022	13.5	0.7
2023	11.6	0.5
2024	4.7	0.5
2025 and thereafter	7.3	8.2
Total lease payments	81.5	11.6
Less imputed interest	(11.8)	(2.5)
Total lease liabilities	$69.7	$9.1

(11)  Income Taxes
The Company's effective tax rate before remeasurement for the three months ended March 31, 2020 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax provision of $3.0 million and $18.8 million for the three months ended March 31, 2020 and 2019, respectively, included a tax benefit of $3.3 million and less than $0.1 million, respectively, related to the remeasurement of foreign income tax accounts.
In response to the COVID-19 pandemic, the United States enacted the CARES Act. The CARES Act contains numerous tax provisions including a provision that provides for the acceleration of refunds of previously generated AMT credits. The Company has requested accelerated refunds of approximately $24 million from the IRS and has adjusted its current and deferred tax asset balances accordingly. The Company continues to evaluate the implications of the remaining provisions of the CARES Act.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)     Long-term Debt
The Company’s total indebtedness as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022	$459.0	$459.0
6.375% Senior Secured Notes due March 2025	500.0	500.0
Senior Secured Term Loan due 2025, net of original issue discount	391.1	392.1
Finance lease obligations	9.1	15.2
Less: Debt issuance costs	(52.3)	(55.5)
	1,306.9	1,310.8
Less: Current portion of long-term debt	12.6	18.3
Long-term debt	$1,294.3	$1,292.5

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
The Senior Notes were issued at par value. The Company paid aggregate debt issuance costs of $49.5 million related to the offering, which are being amortized over the respective terms of the Senior Notes. Interest payments on the Senior Notes are scheduled to occur each year on March 31 and September 30 until maturity. During the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $17.5 million and $18.0 million, respectively, related to the Senior Notes.
The 2022 Notes were redeemable beginning March 31, 2019, in whole or in part, at 103.0% of par, beginning March 31, 2020 at 101.5% of par and beginning March 31, 2021 and thereafter at par. The 2025 Notes may be redeemed, in whole or in part, beginning March 31, 2020 at 104.8% of par, beginning March 31, 2021 at 103.2% of par, beginning March 31, 2022 at 101.6% of par and beginning March 31, 2023 and thereafter at par. In addition, prior to the first date on which the Senior Notes are redeemable at the redemption prices noted above, the Company may also redeem some or all of the Senior Notes at a calculated make-whole premium, plus accrued and unpaid interest.
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
Credit Agreement
The Company entered into a credit agreement on April 3, 2017 among the Company, as borrower, Goldman Sachs Bank USA, as administrative agent, and other lenders party thereto (the Credit Agreement). The Credit Agreement originally provided for a $950.0 million senior secured term loan (the Senior Secured Term Loan), which was to mature in 2022 prior to the amendments described below.
Following the voluntary prepayments and amendments described below, the Credit Agreement provided for a $400.0 million first lien senior secured term loan, which bore interest at LIBOR plus 2.75% per annum as of March 31, 2020. During the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $4.9 million and $5.7 million, respectively, related to the Senior Secured Term Loan.
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
Since entering into the Credit Agreement, the Company has repaid $558.0 million of the original $950.0 million loan principal amount on the Senior Secured Term Loan in various installments, including $546.0 million which was voluntarily prepaid. In September 2017, the Company entered into an amendment to the Credit Agreement which permitted the Company to add an incremental revolving credit facility in addition to the Company’s ability to add one or more incremental term loan facilities under the Credit Agreement. The incremental revolving credit facility and/or incremental term loan facilities can be in an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company remains in compliance with Total Leverage Ratio requirements as set forth in the Credit Agreement. The amendment also made available an additional restricted payment basket that permits additional repurchases, dividends or other distributions with respect to the Company’s common and preferred stock in an aggregate amount up to $450.0 million so long as the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) is at least 2.00:1.00 on a pro forma basis.

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
During the fourth quarter of 2017, the Company entered into the incremental revolving credit facility (the Revolver) for an aggregate commitment of $350.0 million for general corporate purposes and paid debt issuance costs of $4.7 million. In September 2019, the Company entered into an amendment to the Credit Agreement which increased the aggregate commitment amount under the Revolver to $565.0 million and extended the maturity date on $540.0 million of the commitments from November 2020 to September 2023. The maturity date for the remaining $25.0 million commitment is November 2020. The Company incurred $5.7 million of additional debt issuance costs in connection with the amendment. As a result of the amendment, such loans, letters of credit and unused capacity related to the $540.0 million of extended commitments bear interest and incur fees at rates dependent upon the Company’s First Lien Leverage Ratio (as defined in the Credit Agreement) beginning in 2020. At March 31, 2020, such rates were LIBOR plus 3.00% for revolving loans, 0.4% per annum for the unused portion of Revolver capacity, and 3.125% per annum for letters of credit fees. The Revolver is also subject to a 2.00:1.00 Total Leverage Ratio requirement (as defined in the Credit Agreement), modified to limit unrestricted cash netting to $800.0 million.
At March 31, 2020, the Revolver was utilized solely for letters of credit of $72.6 million, primarily in support of the Company’s reclamation obligations, as further described in Note 17. “Financial Instruments and Other Guarantees.” During the three months ended March 31, 2020 and 2019, the Company recorded interest expense and fees of $1.7 million and $1.6 million, respectively, related to the Revolver.
In early April 2020, the Company borrowed $300.0 million under the Revolver, reducing its remaining availability to $192.4 million. The borrowing was made as part of the Company’s ongoing efforts to preserve financial flexibility in light of the current uncertainty in the global markets and related effects on the Company resulting from the COVID-19 pandemic. While the Company does not currently expect to use the proceeds from these borrowings for any near-term liquidity needs, it may use the proceeds for working capital and other general corporate purposes.
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
Finance Lease Obligations
Refer to Note 10. “Leases” for additional information associated with the Company’s finance leases, which pertain to the financing of mining equipment used in operations.
(13) Pension and Postretirement Benefit Costs
The components of net periodic pension and postretirement benefit costs, excluding the service cost for benefits earned, are included in “Net periodic benefit costs, excluding service cost” in the unaudited condensed consolidated statements of operations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension (benefit) cost included the following components:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Service cost for benefits earned	$—	$0.5
Interest cost on projected benefit obligation	7.0	8.3
Expected return on plan assets	(7.4)	(7.8)
Net periodic pension (benefit) cost	$(0.4)	$1.0

Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of March 31, 2020, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. Minimum funding standards are legislated by ERISA and are modified by pension funding stabilization provisions included in the Moving Ahead for Progress in the 21st Century Act of 2012, the Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015. The Company is not required to make any contributions to its qualified pension plans in 2020 based on minimum funding requirements and does not expect to make any discretionary contributions in 2020.
Net periodic postretirement benefit cost included the following components:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Service cost for benefits earned	$1.1	$1.2
Interest cost on accumulated postretirement benefit obligation	5.5	6.3
Expected return on plan assets	(0.4)	(0.1)
Amortization of prior service credit	(2.2)	(2.2)
Net periodic postretirement benefit cost	$4.0	$5.2

In October 2018, the Company amended its postretirement health care benefit plan which reduced its accumulated postretirement benefit obligation, as further described in Note 17. “Postretirement Health Care and Life Insurance Benefits” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The reduction in liability has been recorded with an offsetting balance in “Accumulated other comprehensive income,” net of a deferred tax provision, and is being amortized to earnings over an average remaining service period to full eligibility for participating employees.
In 2018, the Company established a Voluntary Employees Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. The Company does not expect to make any discretionary contributions to the VEBA in 2020.
(14) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the three months ended March 31, 2020:

	Foreign Currency Translation Adjustment	Prior Service Credit (Cost) Associated with Postretirement Plans	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2019	$(4.3)	$35.9	$31.6
Reclassification from other comprehensive income to earnings	—	(2.2)	(2.2)
Current period change	(6.8)	—	(6.8)
March 31, 2020	$(11.1)	$33.7	$22.6

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Postretirement health care and life insurance benefits reclassified from other comprehensive income to earnings of $2.2 million during both the three months ended March 31, 2020 and 2019 are included in “Net periodic benefit costs, excluding service cost” in the unaudited condensed consolidated statements of operations.
(15) Other Events
Organizational Realignment
From time to time, the Company initiates restructuring activities in connection with its repositioning efforts to appropriately align its cost structure or optimize its coal production relative to prevailing market conditions. Costs associated with restructuring actions can include early mine closures, voluntary and involuntary workforce reductions, office closures and other related activities. Costs associated with restructuring activities are recognized in the period incurred. Such charges included as “Restructuring charges” in the Company's unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 amounted to $6.5 million and $0.2 million, respectively, primarily associated with involuntary workforce reductions.
During April 2020, the Company further reduced its workforce by approximately 250 positions, primarily within the Powder River Basin Mining and Other U.S. Thermal Mining operating segments, through the use of involuntary reductions and voluntary programs. The Company will incur additional restructuring charges during the second quarter of 2020, the amount of which will be dependent upon the ultimate participation in ongoing voluntary programs.
United Wambo Joint Venture with Glencore
In December 2019, after receiving the requisite regulatory and permitting approvals, the Company formed an unincorporated joint venture with Glencore plc (Glencore), in which the Company holds a 50% interest, to combine the existing operations of the Company’s Wambo Open-Cut Mine in Australia with the adjacent coal reserves of Glencore’s United Mine. The Company proportionally consolidates the entity based upon its economic interest.
Both parties contributed mining tenements upon formation of the joint venture. Construction and development efforts are currently underway to combine operations. The joint venture agreement specifies that the Company will continue to fully own and operate the existing Wambo Open-Cut Mine through December 1, 2020, at which point the development of the combined operations is expected to be completed, the parties will contribute mining equipment and other assets, and joint operations will commence. Glencore is responsible for construction and development activities and will manage the mining operations of the joint venture.
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
On February 26, 2020, the U.S. Federal Trade Commission (FTC) sought a preliminary injunction to challenge the Company’s proposed joint venture. Peabody and Arch intend to continue to pursue creation of the joint venture and will litigate the FTC’s decision within the U.S. federal court system. Court proceedings are currently scheduled to begin on July 13, 2020, with a ruling expected shortly thereafter, subject to any potential changes to the court’s schedule as a result of the COVID-19 pandemic or other exigent circumstances. The FTC has also initiated an administrative proceeding on the merits, which is currently scheduled for hearing on October 27, 2020.
Formation of the joint venture is subject to favorable resolution of the FTC’s challenge noted above and customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other required regulatory approvals and the absence of injunctions or other legal restraints preventing the formation of the joint venture. In September 2019, the Company amended its Credit Agreement to expressly permit formation of the joint venture and is currently addressing such formation under the Indenture governing the Senior Notes. At such time as control over the existing operations is exchanged, the Company will account for its interest in the combined operations at fair value, which could result in a significant loss.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

North Goonyella
The Company’s North Goonyella Mine in Queensland, Australia experienced a fire in a portion of the mine during September 2018 and mining operations have been suspended since then. During 2019, the Company completed segmenting of the mine into multiple zones to facilitate a phased re-ventilation and re-entry of the mine, re-ventilation of the first zone of the mine and subsequently re-entered the area. Following these activities and a detailed review and assessment, the Company determined that due to the time, cost and required regulatory approach to ventilate and re-enter the rest of the mine, the Company will not pursue attempts to access certain portions of the mine through existing mine workings, but instead will move to the southern panels. The Company is in ongoing discussions with the Queensland Mines Inspectorate regarding ventilation and re-entry of the second zone of the current mine configuration. Based on the planned approach, the Company expects no meaningful production from North Goonyella for three or more years. In 2020, the Company commenced a commercial process for North Goonyella in conjunction with the existing mine development. The process comes in response to expressions of interest from potential strategic partners and other producers. Commercial outcomes could include a strategic financial partner, a joint venture structure or complete sale of North Goonyella. Subsequent to the first quarter of 2020, the Company entered into commercial agreements to reduce the rail and port commitments related to North Goonyella for the second half of 2020 through the first half of 2023, while maintaining sufficient capacity for future production.
During the three months ended March 31, 2020 and 2019, the Company recorded $10.1 million and $36.9 million in containment and idling costs. An additional provision of $24.7 million related to equipment losses was recorded during the three months ended March 31, 2019, which was incremental to amounts recorded in prior periods and represented the best estimate of loss based on the assessments made as of that date. No provision for equipment losses was recorded during the three months ended March 31, 2020.
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
Asset Impairment and Other At-Risk Assets
Other than the provision for North Goonyella equipment losses described above, the Company recorded no asset impairment charges during the three months ended March 31, 2020 or 2019. However, the Company has identified certain assets with an aggregate carrying value of approximately $2.1 billion at March 31, 2020 in its Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand and customer concentration risk. The Company conducted a review of those assets for recoverability as of March 31, 2020 and determined that no further impairment charges were necessary as of that date.
(16) Earnings per Share (EPS)
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computation of diluted EPS excluded aggregate share-based compensation awards of approximately 3.0 million and 0.3 million for the three months ended March 31, 2020 and 2019, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share data)
EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(129.3)	$133.3
Less: Net (loss) income attributable to noncontrolling interests	(1.8)	5.7
(Loss) income from continuing operations attributable to common stockholders	(127.5)	127.6
Loss from discontinued operations, net of income taxes	(2.2)	(3.4)
Net (loss) income attributable to common stockholders	$(129.7)	$124.2

EPS denominator:
Weighted average shares outstanding — basic	97.2	108.5
Impact of dilutive securities	—	2.0
Weighted average shares outstanding — diluted	97.2	110.5

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(1.31)	$1.18
Loss from discontinued operations	(0.02)	(0.04)
Net (loss) income attributable to common stockholders	$(1.33)	$1.14

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(1.31)	$1.15
Loss from discontinued operations	(0.02)	(0.03)
Net (loss) income attributable to common stockholders	$(1.33)	$1.12

(17) Financial Instruments and Other Guarantees
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At March 31, 2020, such instruments included $1,557.4 million of surety bonds and $206.8 million of letters of credit. These financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying condensed consolidated balance sheets.
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. At March 31, 2020, the Company’s asset retirement obligations of $758.7 million were supported by surety bonds of $1,365.0 million, as well as letters of credit issued under the Company’s receivables securitization program and Revolver amounting to $111.1 million.

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
At March 31, 2020, the Company had no outstanding borrowings and $132.7 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of portions of the Company’s obligations for reclamation, workers’ compensation and postretirement benefits. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $12.8 million at March 31, 2020. The Company had no collateral requirement under the Securitization Program at either March 31, 2020 or December 31, 2019. The Company incurred fees associated with the Securitization Program of $0.7 million and $1.1 million during the three months ended March 31, 2020 and 2019, respectively, which have been recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations.
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
(18) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of March 31, 2020, purchase commitments for capital expenditures were $42.7 million, all of which is obligated within the next five years, with $35.6 million obligated within the next 12 months.
As of March 31, 2020, Australian and U.S. commitments under take-or-pay arrangements totaled $945.0 million, of which approximately $105 million is obligated within the next year. The change in commitments under take-or-pay arrangements since the year ended December 31, 2019 was largely driven by changes in the foreign currency exchange rates. For additional information regarding the Company’s commitments under take-or-pay arrangements, refer to Note 26. “Commitments and Contingencies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
County of San Mateo, County of Marin, City of Imperial Beach. The Company was named as a defendant, along with numerous other companies, in three nearly identical lawsuits brought by municipalities in California on July 17, 2017. The lawsuits seek to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels and seek compensatory and punitive damages in an amount to be proven at trial, attorneys’ fees and costs, disgorgement of profits and equitable relief of abatement. The lawsuits primarily assert that the companies’ products have caused a sea level rise that is damaging the plaintiffs. The complaints specifically alleged that the defendants’ activities from 1965 to 2015 caused such damage. The Company filed a motion to enforce the Company’s Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as revised March 15, 2017 (the Plan) because it enjoins claims that arose before the effective date of the Plan. The motion to enforce was granted on October 24, 2017, and the Bankruptcy Court ordered the plaintiffs to dismiss their lawsuits against the Company. On November 26, 2017, the plaintiffs appealed the Bankruptcy Court’s October 24, 2017 order to the United States District Court for the Eastern District of Missouri (the District Court). On November 28, 2017, the plaintiffs sought a stay pending appeal from the Bankruptcy Court, which was denied on December 8, 2017. On December 19, 2017, the plaintiffs moved the District Court for a stay pending appeal. The District Court denied the stay request on September 20, 2018, and the plaintiffs have appealed that decision to the United States Court of Appeals for the Eighth Circuit. On March 29, 2019, the District Court affirmed the Bankruptcy Court ruling enjoining the plaintiffs from proceeding with their lawsuits against the Company. That ruling likewise was appealed. On May 6, 2020, the Eighth Circuit Court of Appeals denied the plaintiffs’ request for stay and affirmed the order compelling the plaintiffs to dismiss the Company. The plaintiffs may ask the Eight Circuit Court of Appeals to reconsider or may appeal to the United States Supreme Court. In the underlying cases pending in California, the U.S. District Court for the Northern District of California granted plaintiffs’ motion for remand and decided the cases should be heard in state court. The defendants appealed the order granting remand to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) and sought a stay of the U.S. District Court for the Northern District of California decision pending completion of the Ninth Circuit appeal. The U.S. District Court for the Northern District of California granted defendants’ request for a stay pending completion of the Ninth Circuit appeal. The plaintiffs filed a motion to dismiss part of the appeal. The parties are now litigating at the Ninth Circuit whether a state or federal court should hear these lawsuits. Regardless of whether state court or federal court is the venue, the Company believes the lawsuits against it should be dismissed under enforcement of the Plan. The Company does not believe the lawsuits are meritorious and, if the lawsuits are not dismissed, the Company intends to vigorously defend them.

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
(19) Segment Information
During the year ended December 31, 2019, the Cottage Grove and Kayenta Mines shipped their final tons, and the Company announced the closures of the Wildcat HiIls Underground and Somerville Central Mines, with both of those operations expecting to ship their final tons in 2020. Due to these changes, the Company has revised its reportable segments beginning in the first quarter of 2020 to reflect the manner in which the chief operating decision maker (CODM) views the Company’s businesses going forward for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. The Company now reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. Prior period results have been recast for comparability.
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
The principal business of the Company’s thermal mining segments in the U.S. is the mining, preparation and sale of thermal coal, sold primarily to electric utilities in the U.S. under long-term contracts, with a relatively small portion sold as international exports as conditions warrant. The Company’s Powder River Basin Mining operations consist of its mines in Wyoming. The mines in that segment are characterized by surface mining extraction processes, coal with a lower sulfur content and Btu and higher customer transportation costs (due to longer shipping distances). The Company’s Other U.S. Thermal Mining operations historically reflect the aggregation of its Illinois, Indiana, New Mexico, Colorado and Arizona mining operations. The mines in that segment are characterized by a mix of surface and underground mining extraction processes, coal with a higher sulfur content and Btu and lower customer transportation costs (due to shorter shipping distances). Geologically, the Company’s Powder River Basin Mining operations mine sub-bituminous coal deposits and its Other U.S. Thermal Mining operations mine both bituminous and sub-bituminous coal deposits.
The Company’s Corporate and Other segment includes selling and administrative expenses, including its technical and shared services functions; results from equity affiliates; corporate hedging activities; trading and brokerage activities; results from certain mining and export/transportation joint ventures; minimum charges on certain transportation-related contracts; the closure of inactive mining sites; and certain commercial matters.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s CODM uses Adjusted EBITDA as the primary metric to measure the segments’ operating performance. Adjusted EBITDA is a non-GAAP financial measure defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, as displayed in the reconciliation below. The Company has retrospectively modified its calculation of Adjusted EBITDA to exclude restructuring charges and transaction costs related to joint ventures as management does not view these items as part of its normal operations. Management believes non-GAAP performance measures are used by investors to measure the Company’s operating performance and lenders to measure the Company’s ability to incur and service debt. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Reportable segment results were as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Revenues:
Seaborne Thermal Mining	$201.1	$251.0
Seaborne Metallurgical Mining	193.2	324.5
Powder River Basin Mining	266.6	287.3
Other U.S. Thermal Mining	192.3	334.8
Corporate and Other	(7.0)	53.0
Total	$846.2	$1,250.6

Adjusted EBITDA:
Seaborne Thermal Mining	$55.1	$94.7
Seaborne Metallurgical Mining	(32.7)	85.8
Powder River Basin Mining	25.4	36.4
Other U.S. Thermal Mining	38.5	75.9
Corporate and Other	(49.5)	(38.7)
Total	$36.8	$254.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of consolidated (loss) income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(129.3)	$133.3
Depreciation, depletion and amortization	106.0	172.5
Asset retirement obligation expenses	17.6	13.8
Restructuring charges	6.5	0.2
Transaction costs related to joint ventures	4.2	—
Provision for North Goonyella equipment loss	—	24.7
North Goonyella insurance recovery - equipment (1)	—	(91.1)
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.7)	—
Interest expense	33.1	35.8
Interest income	(3.1)	(8.3)
Unrealized losses (gains) on economic hedges	2.2	(39.8)
Unrealized gains on non-coal trading derivative contracts	(0.1)	(0.2)
Take-or-pay contract-based intangible recognition	(2.6)	(5.6)
Income tax provision	3.0	18.8
Total Adjusted EBITDA	$36.8	$254.1

(1)
As described in Note 15. “Other Events,” the Company recorded a $125.0 million insurance recovery during the three months ended March 31, 2019 related to losses incurred at its North Goonyella Mine. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery settlement, which consisted of $24.7 million and $66.4 million recognized during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The remaining $33.9 million, applicable to incremental costs and business interruption losses, is included in Adjusted EBITDA for the three months ended March 31, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this report, the terms “we,” “us,” “our,” “Peabody” or “the Company” refer to Peabody Energy Corporation or its applicable subsidiary or subsidiaries. Unless otherwise noted herein, disclosures in this Quarterly Report on Form 10-Q relate only to our continuing operations.
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

•
our business, results of operations, financial condition and prospects could be materially and adversely affected by the recent COVID-19 pandemic and the related effects on public health, or by other global events;

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

When considering these forward-looking statements, you should keep in mind the cautionary statements in this document and in our other Securities and Exchange Commission (SEC) filings, including, but not limited to, the more detailed discussion of these factors and other factors that could affect our results contained in Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements except as required by federal securities laws.
Overview
We are a leading coal producer. In 2019, we produced and sold 164.7 million and 165.5 million tons of coal, respectively, from continuing operations. As of March 31, 2020, we owned interests in 21 coal mining operations located in the United States (U.S.) and Australia. Included in that count is our 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia and our 50% proportional interest in the United Wambo Joint Venture with Glencore plc (Glencore). In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
We conduct business through four operating segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining and Other U.S. Thermal Mining. During the year ended December 31, 2019, the Cottage Grove and Kayenta Mines shipped their final tons, and we announced the closures of the Wildcat HiIls Underground and Somerville Central Mines, with both of those operations expecting to ship their final tons in 2020. Due to these changes, we have revised our segment reporting beginning with this report to reflect the manner in which our chief operating decision maker now views our businesses for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. Prior period results have been recast for comparability. Refer to Note 19. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of our Corporate and Other segment.
From time to time, we initiate restructuring activities in connection with repositioning efforts to appropriately align our cost structure or optimize our coal production relative to prevailing market conditions. As further described in the “Results of Operations” section contained within this Item 2, we incurred restructuring charges of $6.5 million during the three months ended March 31, 2020 related primarily to involuntary workforce reductions. During April 2020, we further reduced our workforce by approximately 250 positions, primarily within our Powder River Basin Mining and Other U.S. Thermal Mining operating segments, through the use of involuntary reductions and voluntary programs. We will incur additional restructuring charges during the second quarter of 2020, the amount of which will be dependent upon the ultimate participation in ongoing voluntary programs. Additionally, we have advanced a detailed mine-by-mine analysis to improve operating capabilities. Our initial focus will be on the highest-value opportunities, and mines that cannot demonstrate a path to cash generation at lower pricing levels will be suspended.
Coronavirus Disease 2019 (COVID-19) Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of the COVID-19 pandemic.
Coal mining in the U.S. and Australia has been designated as an essential business to support coal-fueled electric power generation and critical steelmaking needs. As part of Peabody’s commitment to the ongoing health and safety of our employees, vendors and communities, we are following advice from government authorities and taking precautions to manage the spread of COVID-19. Peabody operations have implemented rigorous protocols, control and prevention measures, including mandatory temperature and health checks; paid leave for recommended self-isolation periods; enhanced cleaning and sterilization practices; expanded use of personal protective equipment; working remotely, where possible; and social distancing. While our operations have been designated as essential, each operation will only continue to operate when it is safe and economic to do so.
The global impact on economic activity has severely curtailed demand for numerous commodities. Within the global coal industry, supply and demand disruptions have been widespread. In the seaborne markets, thermal demand from non-power sectors remains weak and steel production has been curtailed. Thermal coal demand in the U.S. has been pressured by low natural gas prices, subsidized renewable energy and weak electric power sector consumption due to reduced industrial activity. Supply risks have also emerged at a number of global and domestic producers. Coal industry fundamentals, as well as known impacts specific to Peabody, are further addressed in the “Results of Operations” section contained within this Item 2.

While the ultimate impacts of the COVID-19 pandemic are unknown, we expect continued interference with general commercial activity, which may further negatively affect both demand and prices for our products. We also face potential disruption to supply chain and distribution channels, potentially increasing costs of production, storage and distribution, and potential adverse effects to our workforce, each of which could have a material adverse effect on our business, financial condition or results of operations. In addition, the COVID-19 pandemic could have an adverse impact on the timing of key events, including the timing of our litigation in the U.S. federal court system as we pursue the completion of the proposed joint venture with Arch. Given the uncertainties with respect to future COVID-19 developments, including the duration, severity and scope, as well as the necessary government actions to limit the spread, we are unable to estimate the full impact of the pandemic on our business, financial condition or results of operations at this time.
We have taken actions to mitigate our financial risk given the uncertainty in global markets caused by the COVID-19 pandemic, and we also made the decision during the first quarter to pause debt reduction activities. In early April 2020, we borrowed $300.0 million under our revolving credit facility. The borrowing was made as part of our ongoing efforts to preserve financial flexibility in light of the current uncertainty in the global markets and related effects on our business resulting from the COVID-19 pandemic. While we do not currently expect to use the proceeds from these borrowings for any near-term liquidity needs, we may use the proceeds for working capital and other general corporate purposes.
On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), a $2 trillion economic relief bill. The CARES Act contains numerous tax provisions including a provision that provides for the acceleration of refunds of previously generated alternative minimum tax credits. We have requested accelerated refunds of approximately $24 million from the Internal Revenue Service and have adjusted our current and deferred tax asset balances accordingly. The CARES Act also contains a provision for deferred payment of 2020 employer payroll taxes after the date of enactment to future years. We expect to defer a portion of our remaining 2020 employer payroll taxes to subsequent years. We continue to evaluate the implications of the remaining provisions of the CARES Act.
United Wambo Joint Venture with Glencore
In December 2019, after receiving the requisite regulatory and permitting approvals, we formed an unincorporated joint venture with Glencore, in which we hold a 50% interest, to combine the existing operations of our Wambo Open-Cut Mine in Australia with the adjacent coal reserves of Glencore’s United Mine. We proportionally consolidate the entity based upon our economic interest.
Both parties contributed mining tenements upon formation of the joint venture. Construction and development efforts are currently underway to combine operations. The joint venture agreement specifies that we will continue to fully own and operate the existing Wambo Open-Cut Mine through December 1, 2020, at which point the development of the combined operations is expected to be completed, the parties will contribute mining equipment and other assets, and joint operations will commence. Glencore is responsible for construction and development activities and will manage the mining operations of the joint venture.
PRB Colorado Joint Venture with Arch
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
On February 26, 2020, the U.S. Federal Trade Commission (FTC) sought a preliminary injunction to challenge our proposed joint venture. We and Arch intend to continue to pursue creation of the joint venture and will litigate the FTC’s decision within the U.S. federal court system. Court proceedings are currently scheduled to begin on July 13, 2020, with a ruling expected shortly thereafter, subject to any potential changes to the court’s schedule as a result of the COVID-19 pandemic or other exigent circumstances. The FTC has also initiated an administrative proceeding on the merits, which is currently scheduled for hearing on October 27, 2020.

Formation of the joint venture is subject to favorable resolution of the FTC’s challenge noted above and customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other required regulatory approvals and the absence of injunctions or other legal restraints preventing the formation of the joint venture. In September 2019, we amended our credit agreement to expressly permit formation of the joint venture and we are currently addressing such formation under the indenture governing our senior secured notes. At such time as control over the existing operations is exchanged, we will account for our interest in the combined operations at fair value.
North Goonyella
Our North Goonyella Mine in Queensland, Australia experienced a fire in a portion of the mine during September 2018 and mining operations have been suspended since then. During 2019, we completed segmenting of the mine into multiple zones to facilitate a phased re-ventilation and re-entry of the mine, re-ventilation of the first zone of the mine and subsequently re-entered the area. Following these activities and a detailed review and assessment, we determined that due to the time, cost and required regulatory approach to ventilate and re-enter the rest of the mine, we will not pursue attempts to access certain portions of the mine through existing mine workings, but instead will move to the southern panels. We are in ongoing discussions with the Queensland Mines Inspectorate (QMI) regarding ventilation and re-entry of the second zone of the current mine configuration. Based on the planned approach, we expect no meaningful production from North Goonyella for three or more years. In 2020, we commenced a commercial process for North Goonyella in conjunction with the existing mine development. The process comes in response to expressions of interest from potential strategic partners and other producers. Commercial outcomes could include a strategic financial partner, a joint venture structure or the complete sale of North Goonyella. Alternatively, the commercial process could be abandoned in the absence of an acceptable outcome. Based on the success of discussions with QMI and/or progression of the commercial process being launched, we will determine the appropriate level, if any, and timing of capital expenditures. We have entered into commercial agreements to reduce the rail and port commitments related to North Goonyella for the second half of 2020 through the first half of 2023, while maintaining sufficient capacity for future production. As a result, we anticipate that ongoing holding costs will decrease to approximately $5 million per quarter by the second half of 2020.
During the three months ended March 31, 2020 and 2019, we recorded $10.1 million and $36.9 million, respectively, in containment and idling costs. An additional provision of $24.7 million related to equipment losses was recorded during the three months ended March 31, 2019, which was incremental to amounts recorded in prior periods and represented the best estimate of loss based on the assessments made as of that date. No provision for equipment losses was recorded during the three months ended March 31, 2020.
In March 2019, we entered into an insurance claim settlement agreement with our insurers and various re-insurers under a combined property damage and business interruption policy and recorded a $125 million insurance recovery, the maximum amount available under the policy above a $50 million deductible. We have collected the full amount of the recovery.
Results of Operations
Non-GAAP Financial Measures
The following discussion of our results of operations includes references to and analysis of Adjusted EBITDA, which is a financial measure not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used by management as the primary metric to measure each of our segments’ operating performance. We have retrospectively modified our calculation of Adjusted EBITDA to exclude restructuring charges and transaction costs related to joint ventures as management does not view these items as part of our normal operations.
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
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended March 31, 2020 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing we realized during the three months ended March 31, 2020 due to quality differentials and the majority of our seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Our typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing we realized during the three months ended March 31, 2020 since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other coal producers may also impact our realized pricing. Subsequent to March 31, 2020, seaborne pricing decreased as a result of economic and industry conditions related to the COVID-19 pandemic as evidenced by the April 30, 2020 pricing provided in the table and as further discussed below.

	High	Low	Average	March 31, 2020	April 30, 2020
Premium HCC (1)	$163.40	$139.00	$154.88	$145.50	$108.80
Premium PCI coal (1)	$102.80	$85.75	$94.53	$85.75	$67.20
Newcastle index thermal coal (1)	$73.78	$64.80	$67.70	$69.41	$50.76
API 5 thermal coal (1)	$57.90	$52.49	$54.83	$54.30	$40.50
PRB 8,800 Btu/Lb coal (2)	$12.10	$12.00	$12.02	$12.00	$12.00
Illinois Basin 11,500 Btu/Lb coal (2)	$33.80	$31.15	$32.62	$31.15	$31.15

(1)	Prices expressed per tonne.

(2)	Prices expressed per ton.
Within the global coal industry, supply and demand disruptions have been widespread as the COVID-19 pandemic has forced country-wide lockdowns and regional restrictions, some of which occurred after March 31, 2020. Future COVID-19 developments are unknown, including the duration, severity, scope and the necessary government actions to limit the spread. The global coal industry data for the three months ended March 31, 2020 presented herein, is not indicative of the ultimate impacts of the COVID-19 pandemic given the various levels of response and unknown duration, the significant decline in prices for our products at the start of the second quarter and continued weak demand for our products.
With respect to seaborne metallurgical coal, global steel production decreased 1% through the three months ended March 31, 2020 as compared to the prior year period, and declined 6% year-over-year in the month of March as the impacts of the COVID-19 pandemic were beginning to materialize. Steel production in China increased approximately 1% through the three months ended March 31, 2020 as compared to the prior year, and was down 2% year-over-year in the month of March. Despite a strong start to the year, China’s coking coal imports have been pressured by reduced margins for steel producers and high steel inventories. Steel production, excluding China, was down 4% through the three months ended March 31, 2020, and declined 11% year-over-year in the month of March due to COVID-19 related lockdowns. Steel demand deterioration has caused producers, including Peabody customers, to idle capacity and restrict output, while steel prices continue to fall. There is weakness in seaborne metallurgical coal demand which could continue given ongoing lockdowns in key demand centers, including India and Japan.

Seaborne thermal coal demand was impacted by the COVID-19 pandemic which further exacerbated the weak fundamentals and low gas prices in Europe, while significantly dampening Asian demand as major importers entered into lockdown. Chinese thermal coal imports increased by approximately 17 million tonnes through the three months ended March 31, 2020 as compared to the prior year mainly reflecting carryover tonnes from port restrictions in 2019. China’s domestic production, which had been constrained by COVID-19 lockdowns, declined 6% through the two months ended February 29, 2020, but increased 10% year-over-year in the month of March. Meanwhile, Chinese thermal power generation declined 8% during the three months ended March 31, 2020 year-over-year leading to above average stockpiles at utilities, dampening the outlook for seaborne imports. Seaborne demand outside of China has also been pressured by reduced industrial activity related to the COVID-19 pandemic, impacting global electric generation and coal consumption.
In the United States, overall electricity demand was down year-over-year through the three months ended March 31, 2020 as a result of milder weather. Lower demand, continued coal plant retirements, growth in natural gas and renewable generation and weak natural gas prices negatively impacted coal generation. Through the three months ended March 31, 2020 utility consumption of PRB coal fell over 30% compared to the prior year period. Demand pressures related to COVID-19 related curtailments have reduced total electricity demand in April to the lowest levels in over 15 years, which has resulted in coal’s share of generation declining to 18% for the three months ended March 31, 2020, while gas, nuclear and renewables continue to gain. Moreover, reduced coal consumption year-to-date has resulted in elevated coal inventories, pressuring the required coal shipments needed to meet demand. Our U.S. customers’ 2020 volume nominations have declined approximately 8% from the beginning of the year.
Our revenues for the three months ended March 31, 2020 decreased as compared to the same period in 2019 ($404.4 million) primarily due to lower sales volumes and realized prices. Results from continuing operations, net of income taxes for the three months ended March 31, 2020 decreased as compared to the same period in the prior year ($262.6 million). The decrease was driven by the unfavorable revenue variance described above and a prior year insurance recovery related to the events at our North Goonyella Mine ($125.0 million). These unfavorable variances were partially offset by lower operating costs and expenses due largely to the sales volume decline as well as production efficiencies and other cost improvements ($168.7 million), lower depreciation, depletion and amortization ($66.5 million) and a prior year provision for equipment losses at our North Goonyella Mine ($24.7 million).
Adjusted EBITDA for the three months ended March 31, 2020 reflected a year-over-year decrease of $217.3 million.
As of March 31, 2020, our available liquidity was approximately $1.19 billion. Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Volumes
	2020	2019	Tons	%
	(Tons in millions)
Seaborne Thermal Mining	4.6	4.5	0.1	2%
Seaborne Metallurgical Mining	2.0	2.3	(0.3)	(13)%
Powder River Basin Mining	23.5	25.3	(1.8)	(7)%
Other U.S. Thermal Mining	4.9	7.9	(3.0)	(38)%
Total tons sold from mining segments	35.0	40.0	(5.0)	(13)%
Corporate and Other	0.6	0.5	0.1	20%
Total tons sold	35.6	40.5	(4.9)	(12)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended		(Decrease)
	March 31,		Increase
	2020	2019	$	%
Revenues per Ton - Mining Operations (1)
Seaborne Thermal	$44.10	$56.24	$(12.14)	(22)%
Seaborne Metallurgical	95.65	142.33	(46.68)	(33)%
Powder River Basin	11.36	11.35	0.01	—%
Other U.S. Thermal	39.25	42.21	(2.96)	(7)%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$32.03	$35.03	$(3.00)	(9)%
Seaborne Metallurgical (3)	111.82	104.69	7.13	7%
Powder River Basin	10.28	9.91	0.37	4%
Other U.S. Thermal	31.39	32.65	(1.26)	(4)%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$12.07	$21.21	$(9.14)	(43)%
Seaborne Metallurgical (3)	(16.17)	37.64	(53.81)	(143)%
Powder River Basin	1.08	1.44	(0.36)	(25)%
Other U.S. Thermal	7.86	9.56	(1.70)	(18)%

(1)
This is an operating/statistical measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

(2)
Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; restructuring charges; asset impairment; provision for North Goonyella equipment loss and related insurance recovery; amortization of take-or-pay contract-based intangibles; and certain other costs related to post-mining activities.

(3)
Costs incurred at the North Goonyella Mine from January 1, 2020 forward are included within the Corporate and Other segment. Costs incurred at the North Goonyella Mine during the three months ended March 31, 2019 remain within the Seaborne Metallurgical segment and resulted in additional Costs per Ton and lower Adjusted EBITDA Margin per Ton of $1.32.

Revenues
The following table presents revenues by reporting segment:

	Three Months Ended		Decrease
	March 31,		to Revenues
	2020	2019	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$201.1	$251.0	$(49.9)	(20)%
Seaborne Metallurgical Mining	193.2	324.5	(131.3)	(40)%
Powder River Basin Mining	266.6	287.3	(20.7)	(7)%
Other U.S. Thermal Mining	192.3	334.8	(142.5)	(43)%
Corporate and Other	(7.0)	53.0	(60.0)	(113)%
Revenues	$846.2	$1,250.6	$(404.4)	(32)%
Seaborne Thermal Mining. Segment revenues decreased during the three months ended March 31, 2020 compared to the same period in the prior year primarily due to unfavorable realized coal pricing ($50.7 million), partially offset by favorable volume and mix variances ($0.8 million).

Seaborne Metallurgical Mining. Segment revenues decreased during the three months ended March 31, 2020 compared to the same period in the prior year due to unfavorable realized coal pricing ($80.7 million) and unfavorable volume and mix variances (0.3 million tons; $50.6 million). The unfavorable volume variance resulting from the beginning of the upgrade project for the main line conveyor system at our Shoal Creek Mine (0.3 million tons) and an extended longwall move at our Metropolitan Mine (0.1 million tons) was partially offset by favorable volumes at our surface operations (0.2 million tons) due to sales deferrals from the previous quarter.
Powder River Basin Mining. Segment revenues decreased during the three months ended March 31, 2020 compared to the same period in the prior year due to demand-based volume decreases ($24.6 million), partially offset by favorable realized pricing.
Other U.S. Thermal Mining. Segment revenues decreased during the three months ended March 31, 2020 compared to the same period in the prior year primarily due to demand-based volume decreases ($135.4 million) which were driven by the closure of the Kayenta and Cottage Grove Mines during the third quarter of 2019 and unfavorable realized pricing ($7.1 million).
Corporate and Other. Segment revenues decreased during the three months ended March 31, 2020 compared to the same period in the prior year primarily due to lower results on economic hedge activities.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments:

	Three Months Ended		Decrease
	March 31,		to Segment Adjusted EBITDA
	2020	2019	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$55.1	$94.7	$(39.6)	(42)%
Seaborne Metallurgical Mining	(32.7)	85.8	(118.5)	(138)%
Powder River Basin Mining	25.4	36.4	(11.0)	(30)%
Other U.S. Thermal Mining	38.5	75.9	(37.4)	(49)%
Corporate and Other	(49.5)	(38.7)	(10.8)	(28)%
Adjusted EBITDA (1)	$36.8	$254.1	$(217.3)	(86)%

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Seaborne Thermal Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2020 compared to the same period in the prior year as a result of lower realized net coal pricing ($46.6 million) and longwall performance issues at our Wambo Underground Mine ($16.3 million). The decrease in Segment Adjusted EBITDA was offset by favorable mine sequencing impacts and lower costs for materials, services and repairs at our thermal surface mines ($11.3 million) and favorable foreign currency impacts ($9.0 million).
Seaborne Metallurgical Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2020 compared to the same period in the prior year due to lower realized net coal pricing ($76.3 million), unfavorable volume variances as described above ($39.2 million) and the impact of a longwall move at our Metropolitan Mine during the current quarter ($25.6 million). These negative variances were partially offset by favorable foreign currency impacts ($12.9 million)
Powder River Basin Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2020 compared to the same period in the prior year as the result of unfavorable mine sequencing impacts ($11.2 million), the impact of lower volumes ($3.5 million) as described above and lower realized net coal pricing ($2.4 million), partially offset by lower pricing for fuel and explosives ($4.1 million) and lower costs for materials, services and repairs ($1.9 million).
Other U.S. Thermal Mining. Segment Adjusted EBITDA decreased during the three months ended March 31, 2020 compared to the same period in the prior year due to the impact of lower volume ($45.2 million) which was primarily driven by the closure of the Kayenta Mine during the third quarter of 2019 and lower realized net coal pricing ($7.0 million), partially offset by lower costs for materials, services and repairs ($6.6 million) and lower pricing for fuel and explosives ($2.8 million).

Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended		(Decrease) Increase
	March 31,		to Adjusted EBITDA
	2020	2019	$	%
	(Dollars in millions)
Middlemount (1)	$(9.7)	$3.9	$(13.6)	(349)%
Resource management activities (2)	8.0	2.0	6.0	300%
Selling and administrative expenses	(24.9)	(36.7)	11.8	32%
Other items, net (3)(4)	(22.9)	(7.9)	(15.0)	(190)%
Corporate and Other Adjusted EBITDA	$(49.5)	$(38.7)	$(10.8)	(28)%

(1)
Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $4.4 million and $7.5 million during the three months ended March 31, 2020 and 2019, respectively.

(2)	Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.

(3)
Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, costs associated with suspended operations including the North Goonyella Mine and expenses related to our other commercial activities.

(4)
North Goonyella costs incurred from January 1, 2020 forward are included within the Corporate and Other segment. Costs incurred prior to January 1, 2020 remain within the Seaborne Metallurgical segment.

The decrease in Corporate and Other Adjusted EBITDA during the three months ended March 31, 2020 compared to the same period in the prior year was primarily driven by an unfavorable variance in Middlemount’s results due to the impacts of wet weather, current year containment and holding costs for our North Goonyella Mine ($10.1 million) and unfavorable results from trading and brokerage activities ($8.8 million). These unfavorable variances results were partially offset by lower selling and administrative expenses ($11.8 million) driven by lower personnel costs and reduced expense associated with our share-based incentive plans and a gain on the sale of undeveloped Australian land tenements in the Bowen Basin ($7.5 million).

(Loss) Income From Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Three Months Ended		(Decrease) Increase
	March 31,		to Income
	2020	2019	$	%
	(Dollars in millions)
Adjusted EBITDA (1)	$36.8	$254.1	$(217.3)	(86)%
Depreciation, depletion and amortization	(106.0)	(172.5)	66.5	39%
Asset retirement obligation expenses	(17.6)	(13.8)	(3.8)	(28)%
Restructuring charges	(6.5)	(0.2)	(6.3)	(3,150)%
Transaction costs related to joint ventures	(4.2)	—	(4.2)	n.m.
Provision for North Goonyella equipment loss	—	(24.7)	24.7	100%
North Goonyella insurance recovery - equipment	—	91.1	(91.1)	(100)%
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	0.7	—	0.7	n.m.
Interest expense	(33.1)	(35.8)	2.7	8%
Interest income	3.1	8.3	(5.2)	(63)%
Unrealized (losses) gains on economic hedges	(2.2)	39.8	(42.0)	(106)%
Unrealized gains on non-coal trading derivative contracts	0.1	0.2	(0.1)	(50)%
Take-or-pay contract-based intangible recognition	2.6	5.6	(3.0)	(54)%
Income tax provision	(3.0)	(18.8)	15.8	84%
(Loss) income from continuing operations, net of income taxes	$(129.3)	$133.3	$(262.6)	(197)%

(1)
This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase (Decrease)
	March 31,		to Income
	2020	2019	$	%
	(Dollars in millions)
Seaborne Thermal Mining	$(22.2)	$(23.2)	$1.0	4%
Seaborne Metallurgical Mining	(24.8)	(40.1)	15.3	38%
Powder River Basin Mining	(35.2)	(36.6)	1.4	4%
Other U.S. Thermal Mining	(21.4)	(70.8)	49.4	70%
Corporate and Other	(2.4)	(1.8)	(0.6)	(33)%
Total	$(106.0)	$(172.5)	$66.5	39%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended
	March 31,
	2020	2019
Seaborne Thermal Mining	$1.90	$1.80
Seaborne Metallurgical Mining	2.68	2.58
Powder River Basin Mining	0.79	0.81
Other U.S. Thermal Mining	1.06	1.53

Depreciation, depletion and amortization expense decreased during the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the closure of the Kayenta and Cottage Grove Mines during the third quarter of 2019 ($40.9 million), lower amortization of the fair value of certain U.S. coal supply agreements ($6.0 million) and decreased expense related to the upcoming closure of the Millennium Mine ($5.4 million).
Restructuring Charges. Restructuring charges increased during the three months ended March 31, 2020 compared to the same period in the prior year as the result of involuntary workforce reductions made across the organization, as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
Transaction Costs Related to Joint Ventures. The charges recorded during the three months ended March 31, 2020 related to the proposed PRB Colorado joint venture with Arch as further described in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
Provision for North Goonyella Equipment Loss. A provision for expected equipment losses related to the events at our North Goonyella Mine was recorded during the prior year as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
North Goonyella Insurance Recovery - Equipment. During the three months ended March 31, 2019, we entered into an insurance claim settlement agreement with our insurance providers related to North Goonyella equipment losses and recorded a $125.0 million insurance recovery, as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements. Of this amount, Adjusted EBITDA excludes an allocated amount applicable to total equipment losses recognized at the time of the insurance recovery settlement, which consisted of $24.7 million and $66.4 million recognized during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The remaining $33.9 million, applicable to incremental costs and business interruption losses, is included in Adjusted EBITDA for the three months ended March 31, 2019.
Interest Income. The decrease in interest income during the three months ended March 31, 2020 compared to the same period in the prior year was driven by the conclusion of a contract during the fourth quarter of 2019 which contained an embedded financing element and by lower cash balances.
Unrealized (Losses) Gains on Economic Hedges. Unrealized (losses) gains primarily relate to mark-to-market activity from economic hedge activities intended to hedge future coal sales. For additional information, refer to Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Take-or-Pay Contract-Based Intangible Recognition. During the three months ended March 31, 2020 and 2019, we ratably recognized contract-based intangible liabilities for port and rail take-or-pay contracts. For additional details, refer to Note 8. “Intangible Contract Assets and Liabilities” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Provision. The decrease in the income tax provision for the three months ended March 31, 2020 compared to the same period in the prior year was primarily due to changes in forecasted taxable income and an increase in the benefit related to the remeasurement of foreign income tax accounts. Refer to Note 11. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.
Net (Loss) Income Attributable to Common Stockholders
The following table presents net (loss) income attributable to common stockholders:

	Three Months Ended		(Decrease) Increase
	March 31,		to Income
	2020	2019	$	%
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(129.3)	$133.3	$(262.6)	(197)%
Loss from discontinued operations, net of income taxes	(2.2)	(3.4)	1.2	35%
Net (loss) income	(131.5)	129.9	(261.4)	(201)%
Less: Net (loss) income attributable to noncontrolling interests	(1.8)	5.7	(7.5)	(132)%
Net (loss) income attributable to common stockholders	$(129.7)	$124.2	$(253.9)	(204)%

Net (Loss) Income Attributable to Noncontrolling Interests. The decrease in net results attributable to noncontrolling interests during the three months ended March 31, 2020 compared to the prior year period was primarily due to lower results of our majority-owned mines in which there is an outside non-controlling interest.
Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended		(Decrease) Increase
	March 31,		to EPS
	2020	2019	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(1.31)	$1.15	$(2.46)	(214)%
Loss from discontinued operations	(0.02)	(0.03)	0.01	33%
Net (loss) income attributable to common stockholders	$(1.33)	$1.12	$(2.45)	(219)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 97.2 million and 110.5 million for the three months ended March 31, 2020 and 2019, respectively.
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA is defined as (loss) income from continuing operations before deducting net interest expense, income taxes, asset retirement obligation expenses and depreciation, depletion and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing each of our segment’s operating performance, as displayed in the reconciliations below. We have retrospectively modified our calculation of Adjusted EBITDA to exclude restructuring charges and transaction costs related to joint ventures as management does not view these items as part of our normal operations.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(129.3)	$133.3
Depreciation, depletion and amortization	106.0	172.5
Asset retirement obligation expenses	17.6	13.8
Restructuring charges	6.5	0.2
Transaction costs related to joint ventures	4.2	—
Provision for North Goonyella equipment loss	—	24.7
North Goonyella insurance recovery - equipment	—	(91.1)
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.7)	—
Interest expense	33.1	35.8
Interest income	(3.1)	(8.3)
Unrealized losses (gains) on economic hedges	2.2	(39.8)
Unrealized gains on non-coal trading derivative contracts	(0.1)	(0.2)
Take-or-pay contract-based intangible recognition	(2.6)	(5.6)
Income tax provision	3.0	18.8
Total Adjusted EBITDA	$36.8	$254.1

Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in millions)
Operating costs and expenses	$779.5	$948.2
Unrealized gains on non-coal trading derivative contracts	0.1	0.2
Take-or-pay contract-based intangible recognition	2.6	5.6
North Goonyella insurance recovery - cost recovery and business interruption	—	(33.9)
Net periodic benefit costs, excluding service cost	2.8	4.9
Total Reporting Segment Costs	$785.0	$925.0
The following table presents Reporting Segment Costs by reporting segment:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in millions)
Seaborne Thermal Mining	$146.0	$156.3
Seaborne Metallurgical Mining	225.9	238.7
Powder River Basin Mining	241.2	250.9
Other U.S. Thermal Mining	153.8	258.9
Corporate and Other	18.1	20.2
Total Reporting Segment Costs	$785.0	$925.0
The following tables present tons sold, revenues, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Three Months Ended March 31, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.6	2.0	23.5	4.9

Revenues	$201.1	$193.2	$266.6	$192.3
Reporting Segment Costs	146.0	225.9	241.2	153.8
Adjusted EBITDA	55.1	(32.7)	25.4	38.5

Revenues per Ton	$44.10	$95.65	$11.36	$39.25
Costs per Ton	32.03	111.82	10.28	31.39
Adjusted EBITDA Margin per Ton	12.07	(16.17)	1.08	7.86

	Three Months Ended March 31, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.5	2.3	25.3	7.9

Revenues	$251.0	$324.5	$287.3	$334.8
Reporting Segment Costs	156.3	238.7	250.9	258.9
Adjusted EBITDA	94.7	85.8	36.4	75.9

Revenues per Ton	$56.24	$142.33	$11.35	$42.21
Costs per Ton	35.03	104.69	9.91	32.65
Adjusted EBITDA Margin per Ton	21.21	37.64	1.44	9.56
Free Cash Flow is defined as net cash (used in) provided by operating activities less net cash used in investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(4.7)	$197.6
Net cash used in investing activities	(37.1)	(38.1)
Add back: Amount attributable to acquisition of Shoal Creek Mine	—	2.4
Free Cash Flow	$(41.8)	$161.9
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
Our near-term outlook is intended to coincide with the next 12 to 24 months, with subsequent periods addressed in our long-term outlook. Peabody is continuing to monitor the rapidly evolving COVID-19 pandemic and any impacts related to both our near-term and long-term outlook.
Near-Term Outlook
Seaborne Thermal and Metallurgical Coal. Within the global coal industry, supply and demand disruptions have been widespread due to the ongoing impacts of the COVID-19 pandemic, which has resulted in country-wide lockdowns and regional restrictions across the globe. While outcomes remain highly uncertain, we believe that significant year-over-year demand declines are possible. While recovery in China is occurring as major infrastructure projects recommence, thermal demand from non-power sectors remains weak. At the same time, Japan and India - hubs for seaborne coal demand - have shut down non-essential services and slowed steel production.
In addition to demand impacts, supply risks continue to emerge. A number of global and domestic producers have curtailed or suspended production due to precautionary measures and high levels of workforce absenteeism.

U.S. Thermal Coal. Within the U.S., coal demand has been further challenged by the effects of the COVID-19 pandemic. The combination of weak total electric power sector consumption, depressed power prices, reduced industrial activity, as well as low natural gas prices and high utility stockpiles continues to pressure demand.
Long-Term Outlook
There were no significant changes to our Long-Term Outlook subsequent to December 31, 2019. Information regarding our Long-Term Outlook is outlined in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Regulatory Update
Other than as described in the following section, there were no significant changes to our regulatory matters subsequent to December 31, 2019. Information regarding our regulatory matters is outlined in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Regulatory Matters - U.S.
On March 26, 2020, the United States Environmental Protection Agency (EPA) announced a temporary policy regarding EPA enforcement of environmental legal obligations as a result of the COVID-19 pandemic. Under the temporary policy, the EPA will exercise the enforcement discretion for certain noncompliance events covered by the temporary policy. For noncompliance that occurs during the period of time that the temporary policy is in effect, and that results from the COVID-19 pandemic, the EPA’s temporary policy will apply to such noncompliance in lieu of an otherwise applicable EPA enforcement response policy. The EPA’s temporary policy does not provide leniency for intentional criminal violations of law and does not apply to activities that are carried out under Superfund and Resource Conservation and Recovery Act (RCRA) Corrective Action enforcement instruments. The EPA will address these matters in separate communications. The EPA's temporary policy became retroactively effective on March 13, 2020. The EPA will assess the continued need for and scope of this temporary policy on a regular basis and will update it if the EPA determines modifications are necessary.
EPA Regulation of Greenhouse Gas Emissions from Existing Fossil Fuel-Fired Electricity Utility Generating Units (EGUs). On October 23, 2015, the EPA published a final rule in the Federal Register regulating greenhouse gas emissions from existing fossil fuel-fired EGUs under Section 111(d) of the Clean Air Act (CAA) (80 Fed. Reg. 64,662 (Oct. 23, 2015)). The rule (known as the Clean Power Plan or CPP) established emission guidelines for states to follow in developing plans to reduce greenhouse gas emissions from existing fossil fuel-fired EGUs. The CPP required that the states individually or collectively create systems that would reduce carbon emissions from any EGU located within their borders by 28% in 2025 and 32% in 2030 (compared with a 2005 baseline).
Following Federal Register publication, 39 separate petitions for review of the CPP by approximately 157 entities were filed in the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The petitions reflected challenges by 27 states and governmental entities, as well as by utilities, industry groups, trade associations, coal companies and other entities. The lawsuits were consolidated with the case filed by West Virginia and Texas (in which other states also joined) (D.C. Cir. No. 15-1363). On October 29, 2015, we filed a motion to intervene in the case filed by West Virginia and Texas, in support of the petitioning states. The motion was granted on January 11, 2016. Numerous states and other entities also intervened in support of the EPA.
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
In October 2017, the EPA proposed to repeal the CPP (82 Fed. Reg. 48,035 (Oct. 16, 2017)). In August 2018, the EPA issued a proposed rule to replace the CPP, the Affordable Clean Energy (ACE) Rule. (83 Fed. Reg. 44,746 (August 31, 2018)). On June 19, 2019, the EPA issued a combined package that finalizes the CPP repeal rule as well as the replacement rule, ACE. Repeal of the Clean Power Plan; Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units; Revisions to Emission Guidelines Implementing Regulations, EPA-HQ-OAR-2017-0355.
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

Based on the EPA’s final rules repealing and replacing the CPP, petitioners in the D.C. Circuit matter seeking review of CPP, including Peabody, filed a motion to dismiss, which the court granted in September 2019. Meanwhile, challengers to the ACE Rule filed petitions for judicial review; briefing in this case (No. 19-1140 (D.C. Cir.)) is scheduled to conclude at the end of July 2020.
On March 25, 2020, the EPA released a draft guidance document that would allow power plants, refineries and other sources of emissions to begin certain construction activities while still awaiting a permit under the NSR program. Under the EPA’s revised interpretation, a source owner or operator may, prior to obtaining a NSR permit, undertake physical on-site activities- including activities that may significantly alter the site, and/or are permanent in nature- provided that those activities do not constitute physical construction on an emissions unit. The EPA will take comment on the draft memo until May 11, 2020.
National Environmental Policy Act (NEPA). NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. We must provide information to agencies when we propose actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. The White House Council on Environmental Quality (CEQ) issued a proposed rule that would comprehensively update and modernize its longstanding NEPA regulations on January 10, 2020. The comment period closed on March 10, 2020. As proposed, the rule seeks to reduce unnecessary paperwork, burdens and delays, promote better coordination among agency decision makers, and clarify scope of NEPA reviews, among other things.
Proposed Rule for Disposal of Coal Combustion Residuals (CCR) from Electric Utilities; Federal CCR Permit Program. On February 20, 2020, as required by the Water Infrastructure Improvements for the Nation Act, the EPA proposed a federal permitting program for the disposal of CCR in surface impoundments and landfills. Under the proposal, the EPA would directly implement the permit program in Indian Country, and at CCR units located in states that have not submitted their own CCR permit program for approval. The proposal includes requirements for federal CCR permit applications, content and modification, as well as procedural requirements. The comment period for EPA’s proposal ended on April 20, 2020.
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
Beginning in 2015, a small number of coal mine workers in Queensland and New South Wales were diagnosed with coal workers’ pneumoconiosis (CWP, also known as black lung) following decades of assumed eradication of the disease. The Queensland government held a Parliamentary inquiry into the re-emergence of CWP in the state, which included public hearings with appearances by representatives of the coal mining industry, coal mine workers, the regulator and others. The Queensland Parliamentary Committee conducting the inquiry issued its final report on May 29, 2017. In finding that it is highly unlikely CWP was ever eradicated in Queensland, the Committee made 68 recommendations to ensure the safety and health of coal mine workers. These include an immediate reduction to the occupational exposure limit for respirable coal dust equivalent to 1.5 mg/m3 for coal dust and 0.05 mg/m3 for silica and the establishment of a new and independent Mine Safety Authority to be funded by a dedicated proportion of coal and mineral royalties and overseeing the Mines Safety Inspectorate. The Queensland government has instituted increased reporting requirements for dust monitoring results, broader coal mine worker health assessment requirements and voluntary retirement examinations for coal mine workers to be arranged by the relevant employer and further reform may follow.
Safe Work Australia (SWA) is currently reviewing the Workplace Exposure Standards (WES) for all airborne contaminants including welding fumes and diesel particulate matter and giving priority to the WES for coal dust and silica. The review is expected to continue until June 2020. SWA’s draft evaluation reports will include recommendations for exposure limits. The exposure limits recommended by SWA are based on toxicological information and other monitoring data. SWA have recommended exposure limits of 1.5 mg/m3 for coal dust and 0.05 mg/m3 for silica.
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
Following the re-identification of coal workers’ pneumoconiosis and six mining and quarrying fatalities that occurred over a 12-month period, the Resources Safety and Health Queensland Bill 2019 was introduced into Queensland Parliament in September 2019, was passed into law in March 2020 and will take effect on July 1, 2020. It establishes Resources Safety and Health Queensland (RSHQ) as a statutory body designed to ensure independence of the mining safety and health regulator. RSHQ will include inspectorates for coal mines, mineral mines and quarries, explosives and petroleum and gas. The new laws seek to enhance the role of advisory committees to identify, quantify and prioritize safety and health issues in the mining and quarrying industries. It also provides for an independent Work Health and Safety Prosecutor to prosecute serious offenses under resources safety legislation.
In February 2020, the Queensland government introduced into Parliament a bill to introduce the criminal offense of ‘industrial manslaughter’ for executive officers, individuals who are “senior officers” and companies in the mining industry. Individuals would face a maximum prison sentence of 20 years and companies could be fined up to approximately $13 million Australian dollars. The bill also introduces the requirement for statutory role holders to be employees of the coal mine operator entity with a 12-month transition period. The bill is currently under review by a Parliamentary Committee.
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
The DPIE will now consider the recommendations in the Panel’s final report and has said that in the meantime no new development applications for mining in the catchment will be determined. We do not currently have any such applications awaiting determination. In March 2020 the DPIE approved the extraction plans for longwalls 305-307. We continue to conduct robust monitoring, data collection and reporting and have been actively consulting with the government on Metropolitan’s approval processes and mine design to ensure that operational impacts are appropriately managed and minimized as far as possible.
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

Any future determinations to return capital to stockholders, such as dividends or share repurchases will be at the discretion of our Board of Directors and will depend on a variety of factors, including the restrictions set forth under our debt agreements, our net income or other sources of cash, liquidity position and potential alternative uses of cash, such as internal development projects or acquisitions, as well as economic conditions and expected future financial results. Our ability to declare dividends, repurchase shares or early retire debt in the future will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand for and selling prices of coal and other factors specific to our industry, many of which are beyond our control.
Liquidity
As of March 31, 2020, our available liquidity was $1,187.7 million, which was comprised of cash and cash equivalents and availability under our revolver and accounts receivable securitization program as described below. As of March 31, 2020, our cash balances totaled $682.5 million, including approximately $603 million held by U.S. subsidiaries, $68 million held by Australian subsidiaries and the remaining balance held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia. On April 3, 2020, we borrowed $300.0 million under our revolving credit facility, which is further described below and in Note 12. “Long-term Debt” of the accompanying unaudited condensed consolidated financial statements. This borrowing provides us with additional financial flexibility in light of the current uncertainty in the global markets and related effects on our business resulting from the COVID-19 pandemic. While we do not currently expect to use the proceeds from these borrowings for any near-term liquidity needs, we may use the proceeds for working capital and other general corporate purposes.
Our ability to maintain adequate liquidity depends on the successful operation of our business and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors, including the evolving impact of the COVID-19 pandemic.
Debt Financing
As described in Note 12. “Long-term Debt” of the accompanying unaudited condensed consolidated financial statements, during 2017, we entered into an indenture related to the issuance of $500.0 million of 6.000% senior secured notes due March 2022 and $500.0 million of 6.375% senior secured notes due March 2025. We make semi-annual interest payments on the senior notes each March 31 and September 30 until maturity. Also during 2017, we entered into a credit agreement and related term loan under which we originally borrowed $950.0 million and have repaid $558.0 million through March 31, 2020. The term loan requires quarterly principal payments of $1.0 million and periodic interest payments, currently at LIBOR plus 2.75%, through December 2024 with the remaining balance due in March 2025.
We also entered into a revolving credit facility allowable under our credit agreement during 2017 for an aggregate commitment of $350.0 million for general corporate purposes. In September 2019, we entered into an amendment to the credit agreement which increased the aggregate commitment amount under the revolver to $565.0 million and, beginning in 2020, made applicable interest rates and fees dependent upon our periodically-determined first lien leverage ratio, as defined in the credit agreement. To date, we have utilized this revolving credit facility for the borrowing described above and for letters of credit which incur combined fees of 3.125%, while unused capacity bears a commitment fee of 0.4%. As of March 31, 2020, such letters of credit amounted to $72.6 million and were primarily in support of our reclamation obligations.
Our debt agreements impose various restrictions and limits on certain categories of payments that we may make, such as those for dividends, investments, and stock repurchases. We are also subject to customary affirmative and negative covenants. We were in compliance with all such restrictions and covenants at March 31, 2020.
As described in the “Overview” section contained within this Item 2, the September 2019 amendment to our credit facility made the formation of the PRB Colorado joint venture with Arch expressly permissible. We are currently considering various alternatives for implementing the joint venture in accordance with the terms of the indenture governing our senior secured notes. Our ability to accomplish this objective is subject to market conditions and other factors, including financing options that may be available to us from time to time and conditions in the credit and debt capital markets generally.

Accounts Receivable Securitization Program
As described in Note 17. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, we entered into an amended accounts receivable securitization program during 2017 which currently expires in 2022. The program provides for up to $250.0 million in funding, limited to the availability of eligible receivables, accounted for as a secured borrowing. Funding capacity under the program may also be provided for letters of credit in support of other obligations. At March 31, 2020, we had no outstanding borrowings and $132.7 million of letters of credit provided under the program. The letters of credit are primarily in support of portions of our obligations for reclamation, workers’ compensation and postretirement benefits. Availability under the program, which is adjusted for certain ineligible receivables, was $12.8 million at March 31, 2020 and there was no cash collateral requirement.
Capital Requirements
There were no material changes to our targeted capital expenditures from the information previously provided in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations
There were no material changes to our contractual obligations from the information previously provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of our obligations for various short- and long-term take-or-pay arrangements in Australia and the U.S. associated with rail and port commitments for the delivery of coal, including amounts relating to export facilities. Due to changes in the foreign currency exchange rates, our estimated obligations are expected to be $11.1 million less for the remainder of 2020 than that provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019. For the two-year period 2021 through 2022 and the two-year period 2023 through 2024, such obligations are comparatively reduced by $20.4 million and $18.2 million, respectively. For periods thereafter, such obligations are reduced by $72.6 million.
Historical Cash Flows and Free Cash Flow
The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019, as reported in the accompanying unaudited condensed consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(4.7)	$197.6
Net cash used in investing activities	(37.1)	(38.1)
Net cash used in financing activities	(7.9)	(337.3)
Net change in cash, cash equivalents and restricted cash	(49.7)	(177.8)
Cash, cash equivalents and restricted cash at beginning of period	732.2	1,017.4
Cash, cash equivalents and restricted cash at end of period	$682.5	$839.6

Net cash (used in) provided by operating activities	$(4.7)	$197.6
Net cash used in investing activities	(37.1)	(38.1)
Add back: Amount attributable to acquisition of Shoal Creek Mine	—	2.4
Free Cash Flow	$(41.8)	$161.9

Operating Activities. The decrease in net cash provided by operating activities for the three months ended March 31, 2020 compared to the same period in the prior year was driven by the year-over-year decrease in cash from our mining operations and an unfavorable change in net cash flows associated with our working capital of $36.1 million.
Investing Activities. Net cash used in investing activities for the three months ended March 31, 2020 was comparable to the same period in the prior year and in both periods was driven by capital expenditures to sustain operations.
Financing Activities. The decrease in net cash used in financing activities for the three months ended March 31, 2020 compared to the same period in the prior year was driven the prior year period payment of dividends of $214.4 million, including a supplemental dividend of $1.85 per share of common stock, and common stock repurchases of $98.8 million. We have presently suspended such payments, as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At March 31, 2020, such instruments included $1,557.4 million of surety bonds and $206.8 million of letters of credit. These financial instruments provide support for our reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. We periodically evaluate the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. We do not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in our condensed consolidated balance sheets.
We could experience a decline in our liquidity as financial assurances associated with reclamation bonding requirements, surety bonds or other obligations are required to be collateralized by cash or letters of credit.
As described in Note 17. “Financial Instruments and Other Guarantees” in the accompanying unaudited condensed consolidated financial statements, we are required to provide various forms of financial assurance in support of our mining reclamation obligations in the jurisdictions in which we operate. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees and letters of credit, as well as self-bonding arrangements in the U.S. We have shifted away from extensive self-bonding in the U.S. in favor of increased usage of surety bonds and similar third-party instruments. This change in practice has had an unfavorable impact on our liquidity due to increased collateral requirements and surety and related fees.
At March 31, 2020, we had total asset retirement obligations of $758.7 million which were backed by a combination of surety bonds and letters of credit.
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
At March 31, 2020, we have identified certain assets with an aggregate carrying value of approximately $2.1 billion in our Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand and customer concentration risk. We conducted a review of those assets for recoverability as of March 31, 2020 and determined that no impairment charges were necessary as of that date.

Our critical accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies remain unchanged at March 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of March 31, 2020, the Company had currency options outstanding with an aggregate notional amount of $550.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the six-month period ending September 30, 2020. Assuming we had no foreign currency hedging instruments in place, our exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $145 to $155 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at March 31, 2020, the currency option contracts outstanding at that date would not materially limit our net exposure to a $0.10 unfavorable change in the exchange rate for the next twelve months.
Other Non-Coal Trading Activities — Diesel Fuel Price Risk
Diesel Fuel Hedges. Previously, we managed price risk of the diesel fuel used in our mining activities through the use of derivatives, primarily swaps. As of March 31, 2020, we did not have any diesel fuel derivative instruments in place. We also manage the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
We expect to consume 100 to 110 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $25 million based on our expected usage.
Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Interim Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks. In addition to the risks discussed below, information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020. In addition to the other information set forth in this Quarterly Report, including the information presented in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider those risk factors disclosed in the aforementioned filing, which could materially affect the Company’s results of operations, financial condition and liquidity.
Our business, results of operations, financial condition and prospects could be materially and adversely affected by the recent COVID-19 pandemic and the related effects on public health, or by other global events.
Our operations are susceptible to a widespread outbreak of an illness or other public health issue, such as the recent and continuing COVID-19 pandemic, resulting in confirmed cases across the United States, Australia and China, and many additional cases identified in other countries in which we conduct business, or our customers are located. We are also susceptible to other global events, including acts or threats of war or terrorism, international conflicts, political instability and natural disasters. The occurrence of any of these events could have a material adverse effect on our business, results of operations, financial condition and prospects, including our ability to comply with covenants under our debt agreements.
The COVID-19 pandemic has caused governments around the world, including in the United States and Australia, to implement quarantines, travel bans, shutdowns and “shelter in place” or “stay-at-home” orders, which have significantly restricted the movement of people and goods and have necessitated teleworking by a significant portion of our workforce, including our executive leadership team. These restrictions and measures, and our efforts to act in the best interests of our employees, customers, suppliers, vendors and joint venture and other business partners, have affected and are continuing to affect our business and operations, causing us to modify a number of our normal business practices and may adversely affect our business, financial condition and results of operations in ways that may be material.
Governmental mandates also may require forced shutdowns of our mines and other facilities for extended or indefinite periods. In addition, the COVID-19 pandemic may cause supply chains to be interrupted, slowed or rendered inoperable, and widespread outbreaks in locations significant to our operations could adversely affect our workforce, resulting in serious health issues and absenteeism. If our operations are curtailed, we may need to seek alternate sources of supply for commodities, services and labor, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. Further, if our customers’ businesses are similarly affected, they might delay, reduce or cancel purchases from us.
In addition, the COVID-19 pandemic has substantially interfered with general commercial activity related to the transportation of coal and our customer base, which could materially and adversely affect our business, financial condition, results of operations, business and prospects. The continuing spread of COVID-19 has contributed to adverse changes in general domestic and global economic conditions and disrupted domestic and international credit markets, which could negatively affect our customers’ ability to pay us as well as our ability to access capital that could in the future negatively affect our liquidity.
Despite our efforts to manage these potential impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic as well as third-party actions taken to contain its spread and mitigate its public health effects. In this regard, there are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change and we do not yet know the full extent of the impacts on our business, financial condition, results of operations and prospects, or the global economy as a whole. However, in addition to having a material adverse effect on our business, results of operations, financial condition and prospects, the effects could heighten many of our known risks described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
Our Board of Directors has authorized a share repurchase program, as amended, to allow repurchases of up to $1.5 billion of the outstanding shares of our common stock and/or preferred stock (Repurchase Program). Repurchases may be made from time to time at the Company’s discretion. The specific timing, price and size of purchases will depend on the share price, general market and economic conditions and other considerations, including compliance with various debt agreements as they may be amended from time to time. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through March 31, 2020, we have repurchased 41.5 million shares of our common stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program. The purchases were made in compliance with our debt instruments. Limitations on share repurchases imposed by our debt instruments are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We suspended share repurchases in 2019 and no additional repurchases are planned.
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
January 1 through January 31, 2020	46,872	$9.99	—	$160.5
February 1 through February 29, 2020	34,147	8.26	—	160.5
March 1 through March 31, 2020	6,563	2.90	—	160.5
Total	87,582	8.79	—

(1)	Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the Repurchase Program.
Dividends
The payment of dividends is subject to certain limitations, as set forth in our debt agreements. Such limitations on dividends are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We are suspending dividends in 2020 and our Board of Directors will continue to evaluate the declaration and payment of dividends in the future. The amount of those dividends, if any, will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors that our Board of Directors may deem relevant to such evaluations.
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

10.1
Agreement, dated as of February 4, 2020, by and among Peabody Energy Corporation, Elliott Investment management L.P., Elliott Associates L.P., and Elliott International, L.P. incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed February 5, 2020

10.2†	Form of Deferred Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan

10.3†	Form of Restricted Stock Unit Agreement (Director Level and Above 2020 Off-Cycle Award) under the Peabody Energy Corporation 2017 Incentive Plan

10.4†	Form of Performance Share Units Agreement under the Peabody Energy Corporation 2017 Incentive Plan

10.5†	Form of Restricted Stock Unit Agreement under the Peabody Energy Corporation 2017 Incentive Plan

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

PEABODY ENERGY CORPORATION
Date:	May 6, 2020	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Interim Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)