Form 10-Q
period 2020-06-30
PEABODY ENERGY CORP
filed 2020-08-10
CIK 1064728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 97.8 million shares of the registrant’s common stock (par value of $0.01 per share) outstanding at July 31, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share data)
Revenues	$626.7	$1,149.0	$1,472.9	$2,399.6
Costs and expenses
Operating costs and expenses (exclusive of items shown separately below)	556.3	857.8	1,335.8	1,806.0
Depreciation, depletion and amortization	88.3	165.4	194.3	337.9
Asset retirement obligation expenses	14.1	15.3	31.7	29.1
Selling and administrative expenses	25.2	38.9	50.1	75.6
Restructuring charges	16.5	0.4	23.0	0.6
Transaction costs related to joint ventures	12.9	1.6	17.1	1.6
Other operating loss (income):
Net loss (gain) on disposals	0.2	(0.2)	(7.9)	(1.7)
Asset impairment	1,418.1	—	1,418.1	—
Provision for North Goonyella equipment loss	—	—	—	24.7
North Goonyella insurance recovery	—	—	—	(125.0)
Loss (income) from equity affiliates	6.0	(9.7)	15.1	(13.2)
Operating (loss) profit	(1,510.9)	79.5	(1,604.4)	264.0
Interest expense	34.3	36.0	67.4	71.8
Interest income	(2.4)	(7.2)	(5.5)	(15.5)
Net periodic benefit costs, excluding service cost	2.7	4.8	5.5	9.7
(Loss) income from continuing operations before income taxes	(1,545.5)	45.9	(1,671.8)	198.0
Income tax (benefit) provision	(0.2)	3.0	2.8	21.8
(Loss) income from continuing operations, net of income taxes	(1,545.3)	42.9	(1,674.6)	176.2
Loss from discontinued operations, net of income taxes	(2.3)	(3.4)	(4.5)	(6.8)
Net (loss) income	(1,547.6)	39.5	(1,679.1)	169.4
Less: Net (loss) income attributable to noncontrolling interests	(3.4)	2.4	(5.2)	8.1
Net (loss) income attributable to common stockholders	$(1,544.2)	$37.1	$(1,673.9)	$161.3

(Loss) income from continuing operations:
Basic (loss) income per share	$(15.76)	$0.38	$(17.12)	$1.56
Diluted (loss) income per share	$(15.76)	$0.37	$(17.12)	$1.54
Net (loss) income attributable to common stockholders:
Basic (loss) income per share	$(15.78)	$0.35	$(17.16)	$1.50
Diluted (loss) income per share	$(15.78)	$0.34	$(17.16)	$1.48
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net (loss) income	$(1,547.6)	$39.5	$(1,679.1)	$169.4
Postretirement plans and workers’ compensation obligations (net of $0.0 tax provisions in each period)	(2.2)	(2.2)	(4.4)	(4.4)
Foreign currency translation adjustment	6.1	(0.5)	(0.7)	(0.4)
Other comprehensive income (loss), net of income taxes	3.9	(2.7)	(5.1)	(4.8)
Comprehensive (loss) income	(1,543.7)	36.8	(1,684.2)	164.6
Less: Net (loss) income attributable to noncontrolling interests	(3.4)	2.4	(5.2)	8.1
Comprehensive (loss) income attributable to common stockholders	$(1,540.3)	$34.4	$(1,679.0)	$156.5
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2020	December 31, 2019
	(Amounts in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$848.5	$732.2
Accounts receivable, net of allowance for credit losses of $0.0 at June 30, 2020 and December 31, 2019	191.4	329.5
Inventories	301.6	331.5
Other current assets	241.2	220.7
Total current assets	1,582.7	1,613.9
Property, plant, equipment and mine development, net	3,178.4	4,679.1
Operating lease right-of-use assets	50.7	82.4
Investments and other assets	132.1	139.1
Deferred income taxes	4.9	28.3
Total assets	$4,948.8	$6,542.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$10.9	$18.3
Accounts payable and accrued expenses	788.9	957.0
Total current liabilities	799.8	975.3
Long-term debt, less current portion	1,597.0	1,292.5
Deferred income taxes	28.3	28.8
Asset retirement obligations	665.8	654.1
Accrued postretirement benefit costs	583.0	593.4
Operating lease liabilities, less current portion	42.0	52.8
Other noncurrent liabilities	243.6	273.4
Total liabilities	3,959.5	3,870.3
Stockholders’ equity
Preferred Stock — $0.01 per share par value; 100.0 shares authorized, no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Series Common Stock — $0.01 per share par value; 50.0 shares authorized, no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common Stock — $0.01 per share par value; 450.0 shares authorized, 140.5 shares issued and 97.8 shares outstanding as of June 30, 2020 and 139.2 shares issued and 96.9 shares outstanding as of December 31, 2019	1.4	1.4
Additional paid-in capital	3,357.2	3,351.1
Treasury stock, at cost — 42.7 and 42.3 common shares as of June 30, 2020 and December 31, 2019	(1,368.9)	(1,367.3)
(Accumulated deficit) retained earnings	(1,076.9)	597.0
Accumulated other comprehensive income	26.5	31.6
Peabody Energy Corporation stockholders’ equity	939.3	2,613.8
Noncontrolling interests	50.0	58.7
Total stockholders’ equity	989.3	2,672.5
Total liabilities and stockholders’ equity	$4,948.8	$6,542.8
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Cash Flows From Operating Activities
Net (loss) income	$(1,679.1)	$169.4
Loss from discontinued operations, net of income taxes	4.5	6.8
(Loss) income from continuing operations, net of income taxes	(1,674.6)	176.2
Adjustments to reconcile (loss) income from continuing operations, net of income taxes to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	194.3	337.9
Noncash interest expense, net	8.0	11.1
Deferred income taxes	(0.5)	(0.3)
Noncash share-based compensation	6.1	21.6
Asset impairment	1,418.1	—
Net gain on disposals	(7.9)	(1.7)
Loss (income) from equity affiliates	15.1	(13.2)
Provision for North Goonyella equipment loss	—	24.7
Foreign currency option contracts	(1.3)	2.4
Changes in current assets and liabilities:
Accounts receivable	138.1	20.8
Inventories	29.9	(42.5)
Other current assets	(13.3)	(32.0)
Accounts payable and accrued expenses	(133.9)	(52.7)
Asset retirement obligations	6.9	9.3
Workers’ compensation obligations	(0.5)	0.9
Postretirement benefit obligations	(14.8)	(31.2)
Pension obligations	0.2	(17.9)
Other, net	(2.6)	(14.8)
Net cash (used in) provided by continuing operations	(32.7)	398.6
Net cash used in discontinued operations	(20.4)	(21.6)
Net cash (used in) provided by operating activities	(53.1)	377.0
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(85.8)	(96.8)
Changes in accrued expenses related to capital expenditures	(14.3)	0.2
Insurance proceeds attributable to North Goonyella equipment losses	—	23.2
Proceeds from disposal of assets, net of receivables	12.0	15.8
Amount attributable to acquisition of Shoal Creek Mine	—	(2.4)
Contributions to joint ventures	(192.0)	(219.6)
Distributions from joint ventures	188.2	205.5
Advances to related parties	(23.1)	(4.5)
Cash receipts from Middlemount Coal Pty Ltd	—	14.7
Other, net	(0.6)	(0.1)
Net cash used in investing activities	(115.6)	(64.0)
See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Cash Flows From Financing Activities
Proceeds from long-term debt	300.0	—
Repayments of long-term debt	(9.9)	(17.5)
Payment of debt issuance and other deferred financing costs	—	(0.8)
Common stock repurchases	—	(156.0)
Repurchase of employee common stock relinquished for tax withholding	(1.6)	(12.3)
Dividends paid	—	(229.3)
Distributions to noncontrolling interests	(3.5)	(14.4)
Net cash provided by (used in) in financing activities	285.0	(430.3)
Net change in cash, cash equivalents and restricted cash	116.3	(117.3)
Cash, cash equivalents and restricted cash at beginning of period	732.2	1,017.4
Cash, cash equivalents and restricted cash at end of period	$848.5	$900.1

See accompanying notes to unaudited condensed consolidated financial statements.

PEABODY ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share data)
Common Stock
Balance, beginning of period	$1.4	$1.4	$1.4	$1.4
Balance, end of period	1.4	1.4	1.4	1.4
Additional paid-in capital
Balance, beginning of period	3,353.3	3,322.3	3,351.1	3,304.7
Dividend equivalent units on dividends declared	—	1.4	—	7.4
Share-based compensation for equity-classified awards	3.9	10.0	6.1	21.6
Balance, end of period	3,357.2	3,333.7	3,357.2	3,333.7
Treasury stock
Balance, beginning of period	(1,368.1)	(1,125.3)	(1,367.3)	(1,025.1)
Common stock repurchases	—	(57.2)	—	(156.0)
Repurchase of employee common stock relinquished for tax withholding	(0.8)	(10.9)	(1.6)	(12.3)
Balance, end of period	(1,368.9)	(1,193.4)	(1,368.9)	(1,193.4)
(Accumulated deficit) retained earnings
Balance, beginning of period	467.3	978.3	597.0	1,074.5
Net (loss) income	(1,544.2)	37.1	(1,673.9)	161.3
Dividends declared ($0.000, $0.140, $0.000, and $2.120 per share, respectively)	—	(16.3)	—	(236.7)
Balance, end of period	(1,076.9)	999.1	(1,076.9)	999.1
Accumulated other comprehensive income
Balance, beginning of period	22.6	38.0	31.6	40.1
Postretirement plans and workers' compensation obligations (net of $0.0 tax provisions in each period)	(2.2)	(2.2)	(4.4)	(4.4)
Foreign currency translation adjustment	6.1	(0.5)	(0.7)	(0.4)
Balance, end of period	26.5	35.3	26.5	35.3
Noncontrolling interests
Balance, beginning of period	56.8	47.4	58.7	56.0
Net (loss) income	(3.4)	2.4	(5.2)	8.1
Distributions to noncontrolling interests	(3.4)	(0.1)	(3.5)	(14.4)
Balance, end of period	50.0	49.7	50.0	49.7
Total stockholders’ equity	$989.3	$3,225.8	$989.3	$3,225.8

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation. Balance sheet information presented herein as of December 31, 2019 has been derived from the Company’s audited consolidated balance sheet at that date. The Company’s results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for future quarters or for the year ending December 31, 2020.
Coronavirus (COVID-19) Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The global impact on economic activity has severely curtailed demand for numerous commodities. Within the global coal industry, supply and demand disruptions have been widespread as the COVID-19 pandemic has forced country-wide lockdowns and regional restrictions. In the seaborne metallurgical and thermal markets, demand remains weak as a result of curtailed steel production and reduced electricity generation. Thermal coal demand in the U.S. has been pressured by low natural gas prices, increased renewable energy usage and weak electric power sector consumption due to reduced industrial activity.
While the ultimate impacts of the COVID-19 pandemic on the Company’s business are unknown, the Company expects continued interference with general commercial activity, which may further negatively affect both demand and prices for the Company’s products. The Company also faces disruption to supply chain and distribution channels, potentially increasing its costs of production, storage and distribution, and potential adverse effects to the Company’s workforce, each of which could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, the COVID-19 pandemic could continue to have an adverse impact on the timing of key events.
In response to the COVID-19 pandemic, on March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). The Company has requested accelerated refunds of previously generated alternative minimum tax (AMT) credits from the Internal Revenue Service (IRS) as further described in Note 11. “Income Taxes” and will defer 2020 employer payroll taxes incurred after the date of enactment to future years.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As further described in Note 12. “Long-term Debt,” during the second quarter of 2020, the Company borrowed $300.0 million under its revolving credit facility as part of its ongoing efforts to preserve financial flexibility in light of the current uncertainty in the global markets caused by the COVID-19 pandemic. The Company experienced negative cash flows from operations during the first half of 2020. Results from continuing operations, net of income taxes and Adjusted EBITDA for the six months ended June 30, 2020 declined by $1,850.8 million and $423.9 million, respectively, compared to the corresponding prior year period. The Company’s available liquidity declined from $1,275.8 million as of December 31, 2019 to $926.1 million as of June 30, 2020. Available liquidity was comprised of cash and cash equivalents of $732.2 million and $848.5 million as of December 31, 2019 and June 30, 2020, respectively, and combined availability under the Company’s revolving credit facility and accounts receivable securitization program of $543.6 million and $77.6 million as of December 31, 2019 and June 30, 2020, respectively. During the six months ended June 30, 2020, the combined availability under the Company’s revolving credit facility and accounts receivable securitization program decreased as a result of the $300.0 million borrowing described above, an additional $83.0 million of letters of credit issuances, and an $83.0 million decrease in available receivable balances under the accounts receivable securitization program.
There is significant risk of noncompliance with the leverage ratio limitations under the Company’s credit agreement in the second half of 2020 if the Company does not successfully take mitigating action. Noncompliance with the ratio covenant would constitute a default under the credit agreement, and the revolving lenders could elect to accelerate the maturity of the related indebtedness, and could potentially choose to exercise other rights and remedies under the agreement. Further, the Company’s senior secured notes and certain lease agreements contain cross-default provisions that would be activated by a default under the credit agreement, which could result in a similar acceleration of maturity under those obligations.
The Company believes it could seek to avoid noncompliance by taking certain mitigating actions, such as obtaining a waiver of the default condition, executing an amendment to the credit agreement, or completing asset sales to generate additional liquidity, but can offer no assurance as to the likelihood of success of such actions. If such actions were not successful, the Company could avoid noncompliance while maintaining operating liquidity beyond twelve months by repaying the amount currently outstanding under its revolving credit facility and replacing outstanding letters of credit with cash collateral. Such actions would avoid default on the remaining indebtedness under the credit agreement and cross-default on the senior secured notes and lease agreements as described above, but would have negative impacts to the Company’s liquidity. Any of these actions could have an adverse effect on the Company’s financial condition, results of operations or cash flows.
Given the uncertainties with respect to future COVID-19 developments, including the duration, severity and scope, as well as the necessary government actions to limit the spread, the Company is unable to estimate the full impact of the pandemic on its financial condition, results of operations or cash flows at this time.
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
Effects of Reference Rate Reform. In March 2020, ASU  2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is still completing its evaluation of the impact of ASU 2020-04 and plans to elect optional expedients as reference rate reform activities occur. While the Company is still evaluating, it does not expect the guidance to have a material impact on its consolidated financial statements or disclosures.
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

	Three Months Ended June 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$38.3	$—	$205.8	$144.1	$—	$388.2
Export	123.5	—	—	—	—	123.5
Total thermal	161.8	—	205.8	144.1	—	511.7
Metallurgical coal
Export	—	91.4	—	—	—	91.4
Total metallurgical	—	91.4	—	—	—	91.4
Other	0.2	0.2	—	7.9	15.3	23.6
Revenues	$162.0	$91.6	$205.8	$152.0	$15.3	$626.7

	Three Months Ended June 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$37.7	$—	$282.5	$298.2	$—	$618.4
Export	182.2	—	—	4.3	—	186.5
Total thermal	219.9	—	282.5	302.5	—	804.9
Metallurgical coal
Export	—	290.3	—	—	—	290.3
Total metallurgical	—	290.3	—	—	—	290.3
Other	0.3	0.6	0.1	7.1	45.7	53.8
Revenues	$220.2	$290.9	$282.6	$309.6	$45.7	$1,149.0

	Six Months Ended June 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$74.8	$—	$472.4	$328.7	$—	$875.9
Export	287.2	—	—	—	—	287.2
Total thermal	362.0	—	472.4	328.7	—	1,163.1
Metallurgical coal
Export	—	283.9	—	—	—	283.9
Total metallurgical	—	283.9	—	—	—	283.9
Other	1.1	0.9	—	15.6	8.3	25.9
Revenues	$363.1	$284.8	$472.4	$344.3	$8.3	$1,472.9

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
Thermal coal
Domestic	$76.1	$—	$569.8	$619.9	$—	$1,265.8
Export	394.1	—	—	11.3	—	405.4
Total thermal	470.2	—	569.8	631.2	—	1,671.2
Metallurgical coal
Export	—	614.0	—	—	—	614.0
Total metallurgical	—	614.0	—	—	—	614.0
Other	1.0	1.4	0.1	13.2	98.7	114.4
Revenues	$471.2	$615.4	$569.9	$644.4	$98.7	$2,399.6
Revenue by initial contract duration was as follows:

	Three Months Ended June 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$79.5	$64.1	$195.7	$142.1	$—	$481.4
Less than one year	82.3	27.3	10.1	2.0	—	121.7
Other (2)	0.2	0.2	—	7.9	15.3	23.6
Revenues	$162.0	$91.6	$205.8	$152.0	$15.3	$626.7

	Three Months Ended June 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$150.6	$242.7	$269.7	$290.8	$—	$953.8
Less than one year	69.3	47.6	12.8	11.7	—	141.4
Other (2)	0.3	0.6	0.1	7.1	45.7	53.8
Revenues	$220.2	$290.9	$282.6	$309.6	$45.7	$1,149.0

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$178.8	$204.2	$439.1	$326.7	$—	$1,148.8
Less than one year	183.2	79.7	33.3	2.0	—	298.2
Other (2)	1.1	0.9	—	15.6	8.3	25.9
Revenues	$363.1	$284.8	$472.4	$344.3	$8.3	$1,472.9

	Six Months Ended June 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining	Corporate and Other (1)	Consolidated
	(Dollars in millions)
One year or longer	$321.7	$475.5	$549.8	$604.6	$—	$1,951.6
Less than one year	148.5	138.5	20.0	26.6	—	333.6
Other (2)	1.0	1.4	0.1	13.2	98.7	114.4
Revenues	$471.2	$615.4	$569.9	$644.4	$98.7	$2,399.6
(1) Corporate and Other revenue includes gains and losses related to mark-to-market adjustments from economic hedge activities intended to hedge future coal sales. Refer to Note 7. “Derivatives and Fair Value Measurements” for additional information regarding the economic hedge activities.
(2) Other includes revenues from arrangements such as customer contract-related payments associated with volume shortfalls, royalties related to coal lease agreements, sales agency commissions, farm income and property and facility rentals, for which contract duration is not meaningful.
Committed Revenue from Contracts with Customers
The Company expects to recognize revenue subsequent to June 30, 2020 of approximately $4.1 billion related to contracts with customers in which volumes and prices per ton were fixed or reasonably estimable at June 30, 2020. Approximately 43% of such amount is expected to be recognized over the next twelve months and the remainder thereafter. Actual revenue related to such contracts may differ materially for various reasons, including price adjustment features for coal quality and cost escalations, volume optionality provisions and potential force majeure events. This estimate of future revenue does not include any revenue related to contracts with variable prices per ton that cannot be reasonably estimated, such as the majority of seaborne metallurgical and seaborne thermal coal contracts where pricing is negotiated or settled quarterly or annually.
Accounts Receivable
“Accounts receivable, net” at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Trade receivables, net	$146.3	$283.1
Miscellaneous receivables, net	45.1	46.4
Accounts receivable, net	$191.4	$329.5
Trade receivables, net included no allowance for credit losses as of both June 30, 2020 and December 31, 2019. Miscellaneous receivables, net included no allowance for credit losses as of both June 30, 2020 and December 31, 2019. No charges for credit losses were recognized during the three and six months ended June 30, 2020. A reduction of previously recorded credit losses of $0.1 million for both the three and six months ended June 30, 2019 was included in “Operating costs and expenses” in the unaudited condensed consolidated statements of operations.
(4) Discontinued Operations
Discontinued operations include certain former Seaborne Thermal Mining and Other U.S. Thermal Mining segment assets that have ceased production and other previously divested legacy operations, including Patriot Coal Corporation and certain of its wholly-owned subsidiaries (Patriot).

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summarized Results of Discontinued Operations
Results from discontinued operations were as follows during the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Loss from discontinued operations, net of income taxes	$(2.3)	$(3.4)	$(4.5)	$(6.8)
Liabilities of Discontinued Operations
Liabilities classified as discontinued operations included in the Company’s condensed consolidated balance sheets were as follows:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Liabilities:
Accounts payable and accrued expenses	$55.7	$58.8
Other noncurrent liabilities	92.8	105.5
Total liabilities classified as discontinued operations	$148.5	$164.3
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
By statute, the Company had secondary liability for the black lung liabilities related to Patriot’s workers employed by former subsidiaries of the Company. The Company’s accounting for the black lung liabilities related to Patriot is based on an interpretation of applicable statutes. Management believes that inconsistencies exist among the applicable statutes, regulations promulgated under those statutes and the DOL’s interpretative guidance. The Company has sought clarification from the DOL regarding these inconsistencies. The amount of these liabilities could be reduced in the future. Whether the Company will ultimately be required to fund certain of those obligations in the future as a result of Patriot’s May 2015 bankruptcy remains uncertain. The amount of the liability, which was determined on an actuarial basis based on the best information available to the Company, was $85.7 million at both June 30, 2020 and December 31, 2019. While the Company has recorded a liability, it intends to review each claim on a case-by-case basis and contest liability estimates as appropriate. The amount of the Company’s recorded liability reflects only Patriot workers employed by former subsidiaries of the Company that are presently retired, disabled or otherwise not actively employed. The Company cannot reliably estimate the potential liabilities for Patriot’s workers employed by former subsidiaries of the Company that are presently active in the workforce because of the potential for such workers to continue to work for another coal operator that is a going concern.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Under the terms of the Patriot spin-off, Patriot was primarily liable to the Combined Fund for the approximately $40 million of its subsidiaries’ obligations at that time. Once Patriot ceased meeting its obligations, the Company was held responsible for these costs and, as a result, recorded “Loss from discontinued operations, net of income taxes” charges of $0.1 million during both the three months ended June 30, 2020 and 2019, and $0.2 million and $0.3 million during the six months ended June 30, 2020 and 2019, respectively. The Company made payments into the fund of $0.4 million and $0.5 million during the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $1.0 million during the six months ended June 30, 2020 and 2019, respectively, and estimates that the annual cash cost to fund these potential Combined Fund liabilities will range between $1 million and $2 million in the near-term, with those premiums expected to decline over time because the fund is closed to new participants. The liability related to the fund was $14.7 million and $15.2 million at June 30, 2020 and December 31, 2019, respectively.
UMWA 1974 Pension Plan (UMWA Plan) Litigation. On July 16, 2015, a lawsuit was filed by the UMWA Plan, the UMWA 1974 Pension Trust (Trust) and the Trustees of the UMWA Plan and Trust (Trustees) in the United States District Court for the District of Columbia, against the Company, Peabody Holding Company, LLC, a subsidiary of the Company, and Arch Resources, Inc. (Arch), known as Arch Coal, Inc. prior to May  15, 2020. The plaintiffs sought, pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA) and the Multiemployer Pension Plan Amendments Act of 1980, a declaratory judgment that the defendants were obligated to arbitrate any opposition to the Trustees’ determination that the defendants had statutory withdrawal liability as a result of the 2015 Patriot bankruptcy. After a legal and arbitration process and with the approval of the U.S. Bankruptcy Court for the Eastern District of Missouri (Bankruptcy Court), on January 25, 2017, the UMWA Plan and the Company agreed to a settlement of the claim which entitled the UMWA Plan to $75 million to be paid by the Company in increments through 2021. The balance of the liability, on a discounted basis, was $12.5 million and $26.0 million at June 30, 2020 and December 31, 2019, respectively.
(5)  Inventories
Inventories as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Materials and supplies	$111.2	$116.3
Raw coal	49.7	85.1
Saleable coal	140.7	130.1
Total	$301.6	$331.5
Materials and supplies inventories presented above have been shown net of reserves of $9.3 million and $7.9 million as of June 30, 2020 and December 31, 2019, respectively.
(6) Equity Method Investments
The Company had total equity method investments of $63.1 million and $56.9 million reflected in “Investments and other assets” in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, related to Middlemount Coal Pty Ltd (Middlemount). Included in “Loss (income) from equity affiliates” in the unaudited condensed consolidated statements of operations were losses of $6.0 million and $15.1 million related to Middlemount during the three and six months ended June 30, 2020, respectively, and income of $9.7 million and $13.5 million during the three and six months ended June 30, 2019, respectively.
The Company received cash payments from Middlemount of $14.7 million during the six months ended June 30, 2019, related to financing receivables. No payments were received from Middlemount during the six months ended June 30, 2020.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
One of the Company’s Australian subsidiaries and the other shareholder of Middlemount are parties to an agreement, as amended from time to time, to provide a revolving loan (Revolving Loans) to Middlemount. The Company’s participation in the Revolving Loans will not, at any time, exceed its 50% equity interest of the revolving loan limit. At June 30, 2020, the revolving loan limit was $120 million Australian dollars and the Revolving Loans were fully drawn upon by Middlemount. The Revolving Loans bear interest at 10% per annum and expire on December 31, 2020. The carrying value of the portion of the Revolving Loans due to the Company’s Australian subsidiary, which is included in the total investment balance, was $41.2 million and $17.5 million as of June 30, 2020 and December 31, 2019, respectively.
As of both June 30, 2020 and December 31, 2019, the financing receivables and Revolving Loans are accounted for as in-substance common stock due to the limited fair value attributed to Middlemount’s equity.
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
As of June 30, 2020, the Company had currency options outstanding with an aggregate notional amount of $613.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the six-month period ending December 31, 2020. The instruments are quarterly average rate options which entitle the Company to receive payment on the notional amount should the quarterly average Australian dollar-to-U.S. dollar exchange rate exceed amounts ranging from $0.70 to $0.75 over the six-month period ending December 31, 2020.
As of June 30, 2020, the Company held coal-related financial contracts related to a portion of its forecasted sales for an aggregate notional volume of 1.2 million tonnes. Such financial contracts include futures, forwards and options. Of the aggregate notional volume, 0.9 million tonnes will settle in 2020 and the remainder will settle in 2021.
The Company had no diesel fuel or interest rate derivatives in place as of June 30, 2020.
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
The fair value of derivatives reflected in the accompanying condensed consolidated balance sheets are set forth in the table below.

	June 30, 2020		December 31, 2019
	Asset Derivative	Liability Derivative	Asset Derivative	Liability Derivative
	(Dollars in millions)
Foreign currency option contracts	$3.6	$—	$1.1	$—
Coal contracts related to forecasted sales	23.8	—	20.1	(0.1)
Coal trading contracts	67.3	(62.0)	81.1	(74.2)
Total derivatives	94.7	(62.0)	102.3	(74.3)
Effect of counterparty netting	(62.0)	62.0	(74.3)	74.3
Variation margin (held) posted	(23.8)	—	(22.1)	—
Net derivatives and margin as classified in the balance sheets	$8.9	$—	$5.9	$—
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tables below show the amounts of pre-tax gains and losses related to the Company’s derivatives.

	Three Months Ended June 30, 2020
	Total gain (loss) recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$2.2	$(0.6)	$2.8
Coal contracts related to forecasted sales	12.6	5.7	6.9
Coal trading contracts	(0.1)	(1.9)	1.8
Total	$14.7	$3.2	$11.5

	Three Months Ended June 30, 2019
	Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(1.4)	$(1.1)	$(0.3)
Coal contracts related to forecasted sales	42.5	20.1	22.4
Coal trading contracts	(0.3)	(6.0)	5.7
Total	$40.8	$13.0	$27.8

	Six Months Ended June 30, 2020
	Total gain (loss) recognized in income	(Loss) gain realized in income on derivatives	Unrealized gain (loss) recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$1.3	$(1.6)	$2.9
Coal contracts related to forecasted sales	4.1	(0.6)	4.7
Coal trading contracts	(0.3)	2.2	(2.5)
Total	$5.1	$—	$5.1

	Six Months Ended June 30, 2019
	Total (loss) gain recognized in income	(Loss) gain realized in income on derivatives	Unrealized (loss) gain recognized in income on derivatives
Financial Instrument
	(Dollars in millions)
Foreign currency option contracts	$(2.5)	$(2.4)	$(0.1)
Coal contracts related to forecasted sales	93.2	31.0	62.2
Coal trading contracts	(1.3)	(10.8)	9.5
Total	$89.4	$17.8	$71.6
During the three and six months ended June 30, 2020 and 2019, gains and losses on foreign currency option contracts were included in “Operating costs and expenses,” and gains and losses on coal contracts related to forecasted sales and those related to coal trading contracts were included in “Revenues” in the accompanying unaudited condensed consolidated statements of operations.
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
The following tables set forth the hierarchy of the Company’s net financial asset positions for which fair value is measured on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$3.6	$—	$3.6
Coal contracts related to forecasted sales	—	26.5	—	26.5
Coal trading contracts	—	(21.2)	—	(21.2)
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$8.9	$4.0	$12.9

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Foreign currency option contracts	$—	$1.1	$—	$1.1
Coal contracts related to forecasted sales	—	21.2	—	21.2
Coal trading contracts	—	(16.4)	—	(16.4)
Equity securities	—	—	4.0	4.0
Total net financial assets	$—	$5.9	$4.0	$9.9
For Level 1 and 2 financial assets and liabilities, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, exchange indices, broker/dealer quotes, published indices, issuer spreads, benchmark securities and other market quotes. In the case of certain debt securities, fair value is provided by a third-party pricing service. Below is a summary of the Company’s valuation techniques for Level 1 and 2 financial assets and liabilities:
•Foreign currency option contracts are valued utilizing inputs obtained in quoted public markets (Level 2) except when credit and non-performance risk is considered to be a significant input, then the Company classifies such contracts as Level 3.
•Coal contracts related to forecasted sales and coal trading contracts are generally valued based on unadjusted quoted prices in active markets (Level 1) or a valuation that is corroborated by the use of market-based pricing (Level 2) except when credit and non-performance risk is considered to be a significant input (greater than 10% of fair value), then the Company classifies as Level 3.
•Investments in equity securities are based on observed prices in an inactive market (Level 3).
Other Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values for other financial instruments as of June 30, 2020 and December 31, 2019:
•Cash and cash equivalents, restricted cash, accounts receivable, including those within the Company’s accounts receivable securitization program, notes receivable and accounts payable have carrying values which approximate fair value due to the short maturity or the liquid nature of these instruments.
•Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2), and otherwise on estimated borrowing rates to discount the cash flows to their present value (Level 3).

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

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Total debt at par value	$1,657.9	$1,367.2
Less: Unamortized debt issuance costs and original issue discount	(50.0)	(56.4)
Net carrying amount	$1,607.9	$1,310.8

Estimated fair value	$1,007.2	$1,271.1
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
The Company had no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2020 and 2019. The Company’s policy is to value all transfers between levels using the beginning of period valuation.
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
Performance Assurances and Collateral
The Company is required by the exchanges upon which it transacts to post certain additional collateral, known as initial margin, which represents an estimate of potential future adverse price movements across the Company’s portfolio under normal market conditions. The Company posted initial margin of $4.5 million and $7.9 million as of June 30, 2020 and December 31, 2019, respectively, which is reflected in “Other current assets” in the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, respectively, the Company had posted $1.7 million and $1.3 million in excess of margin requirements.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company is required to post variation margin on positions that are in a net liability position and is entitled to receive and hold variation margin on positions that are in a net asset position with an exchange and certain of its OTC derivative contract counterparties. As of June 30, 2020 and December 31, 2019, respectively, the Company was in receipt of $23.8 million and $22.1 million in variation margin.
Certain of the Company’s derivative trading instruments require the parties to provide additional performance assurances whenever a material adverse event jeopardizes one party’s ability to perform under the instrument. If the Company was to sustain a material adverse event (using commercially reasonable standards), its counterparties could request collateralization on derivative trading instruments in which the Company holds a net liability position. As of June 30, 2020 and December 31, 2019, the Company was not required to post collateral to counterparties for such positions.
(8)  Intangible Contract Assets and Liabilities
The Company has recorded intangible assets and liabilities to reflect the fair value of certain U.S. coal supply agreements as a result of differences between contract terms and estimated market terms for the same coal products and also recorded intangible liabilities related to unutilized capacity under its port and rail take-or-pay contracts. The balances, net of accumulated amortization, and respective balance sheet classifications at June 30, 2020 and December 31, 2019, are set forth in the following tables:

	June 30, 2020
	Assets	Liabilities	Net Total
	(Dollars in millions)
Coal supply agreements	$10.1	$(19.0)	$(8.9)
Take-or-pay contracts	—	(33.7)	(33.7)
Total	$10.1	$(52.7)	$(42.6)

Balance sheet classification:
Investments and other assets	$10.1	$—	$10.1
Accounts payable and accrued expenses	—	(4.7)	(4.7)
Other noncurrent liabilities	—	(48.0)	(48.0)
Total	$10.1	$(52.7)	$(42.6)

	December 31, 2019
	Assets	Liabilities	Net Total
	(Dollars in millions)
Coal supply agreements	$20.7	$(21.4)	$(0.7)
Take-or-pay contracts	—	(40.0)	(40.0)
Total	$20.7	$(61.4)	$(40.7)

Balance sheet classification:
Investments and other assets	$20.7	$—	$20.7
Accounts payable and accrued expenses	—	(8.4)	(8.4)
Other noncurrent liabilities	—	(53.0)	(53.0)
Total	$20.7	$(61.4)	$(40.7)

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amortization of the intangible assets and liabilities related to coal supply agreements occurs ratably based upon coal volumes shipped per contract and is recorded as a component of “Depreciation, depletion and amortization” in the accompanying unaudited condensed consolidated statements of operations. Such amortization amounted to $1.3 million and $6.8 million during the three months ended June 30, 2020 and 2019, respectively, and $3.7 million and $11.6 million during the six months ended June 30, 2020 and 2019, respectively. During the three and six months ended June 30, 2020, the Company also charged to expense intangible assets of $4.5 million related to a coal supply agreement deemed to have been impaired, as further described in Note 9. “Property, Plant, Equipment and Mine Development.” The Company anticipates net amortization of sales contracts, based upon expected shipments, to be an expense of less than $1 million during the remaining six months of 2020, expense of less than $1 million for the year 2021 and credits of approximately $2 million per year for the years 2022 through 2024, and $3 million in total thereafter.
Future unutilized capacity and the amortization periods related to the take-or-pay contract intangible liabilities are based upon estimates of forecasted usage. Such amortization, which is classified as a reduction to “Operating costs and expenses” in the accompanying unaudited condensed consolidated statements of operations, amounted to $2.7 million and $5.6 million during the three months ended June 30, 2020 and 2019, respectively, and $5.3 million and $11.2 million during the six months ended June 30, 2020 and 2019, respectively. The Company anticipates net amortization of take-or-pay contract intangible liabilities to be approximately $3 million during the remaining six months of 2020, and for the years 2021 through 2024 to be approximately $4 million, $3 million, $3 million and $3 million, respectively, and $18 million thereafter.
(9) Property, Plant, Equipment and Mine Development
The composition of property, plant, equipment and mine development, net, as of June 30, 2020 and December 31, 2019 is set forth in the table below:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Land and coal interests	$2,577.8	$4,022.4
Buildings and improvements	459.3	547.9
Machinery and equipment	1,330.6	1,518.6
Less: Accumulated depreciation, depletion and amortization	(1,189.3)	(1,409.8)
Property, plant, equipment and mine development, net	$3,178.4	$4,679.1
Asset Impairment and Other At-Risk Assets
During the three and six months ended June 30, 2020, the Company recognized an asset impairment charge of $1,418.1 million related to its North Antelope Rochelle Mine of the Powder River Basin Mining segment. Of this amount, $1,393.7 million related to the property, plant, equipment and mine development assets, $19.9 million related to operating lease right-of-use assets, and $4.5 million related to contract-based intangible assets. After giving effect to the impairment charge, the combined net book value of the property, plant, equipment and mine development assets, operating lease right-of-use assets, and contract-based intangible assets of the Powder River Basin Mining segment was $742.2 million at June 30, 2020.
The outlook for the mine has been negatively impacted by the accelerated decline of coal-fired electricity generation in the U.S., driven by the reduced utilization of plants and plant retirements, sustained low natural gas pricing, and the increased use of renewable energy sources. These factors have led to the expectation of reduced future sales volumes. The impairment charge was based upon the remaining estimated discounted cash flows of the mine. Such cash flows were based upon estimates which generally constitute unobservable Level 3 inputs under the fair value hierarchy, including, but not limited to, future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs, and a risk-adjusted, cost of capital.
The Company also identified certain assets with an aggregate carrying value of approximately $850 million at June 30, 2020 in its Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand and customer concentration risk. The Company conducted a review of those assets for recoverability as of June 30, 2020 and determined that no further impairment charges were necessary as of that date.

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
The components of lease expense during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating lease cost:
Operating lease cost	$8.4	$11.8	$17.0	$27.2
Short-term lease cost	11.6	7.4	21.5	15.7
Variable lease cost	1.6	8.5	2.6	14.5
Sublease income	—	(0.4)	—	(0.8)
Total operating lease cost	$21.6	$27.3	$41.1	$56.6

Finance lease cost:
Amortization of right-of-use assets	$1.0	$1.9	$4.4	$8.6
Interest on lease liabilities	0.1	0.4	0.3	0.9
Total finance lease cost	$1.1	$2.3	$4.7	$9.5

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental balance sheet information related to leases at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Operating leases:
Operating lease right-of-use assets	$50.7	$82.4

Accounts payable and accrued expenses	$24.9	$29.6
Operating lease liabilities, less current portion	42.0	52.8
Total operating lease liabilities	$66.9	$82.4

Finance leases:
Property, plant, equipment and mine development	$44.2	$89.6
Accumulated depreciation	(27.6)	(45.9)
Property, plant, equipment and mine development, net	$16.6	$43.7

Current portion of long-term debt	$6.9	$14.3
Long-term debt, less current portion	1.0	0.9
Total finance lease liabilities	$7.9	$15.2

Weighted average remaining lease term (years)
Operating leases	3.6
Finance leases	17.3

Weighted average discount rate
Operating leases	7.4%
Finance leases	6.2%
Supplemental cash flow information related to leases during the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6.8	$9.3	$19.6	$33.3
Operating cash flows for finance leases	0.1	0.4	0.3	1.2
Financing cash flows for finance leases	2.1	8.2	7.9	18.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	0.8	5.8	2.1	6.3
Finance leases	0.8	0.1	0.9	0.1

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's leases have remaining lease terms of 1 year to 21.5 years, some of which include options to extend the terms deemed reasonably certain of exercise. Maturities of lease liabilities were as follows:

Period Ending December 31,	Operating Leases	Finance Leases
	(Dollars in millions)
2020	$15.9	$0.6
2021	23.6	1.2
2022	14.0	0.9
2023	11.9	0.7
2024	4.8	0.6
2025 and thereafter	7.2	8.2
Total lease payments	77.4	12.2
Less imputed interest	(10.5)	(4.3)
Total lease liabilities	$66.9	$7.9
(11)  Income Taxes
The Company's effective tax rate before remeasurement for the six months ended June 30, 2020 is based on the Company’s estimated full year effective tax rate, comprised of expected statutory tax provision, offset by foreign rate differential and changes in valuation allowance. The Company’s income tax benefit of $0.2 million and income tax provision of $3.0 million for the three months ended June 30, 2020 and 2019, respectively, included a tax provision of $2.6 million and a tax benefit of $0.3 million, respectively, related to the remeasurement of foreign income tax accounts. The Company’s income tax provision of $2.8 million and $21.8 million for the six months ended June 30, 2020 and 2019, respectively, included a tax benefit of $0.7 million and $0.3 million, respectively, related to the remeasurement of foreign income tax accounts.
In response to the COVID-19 pandemic, the United States enacted the CARES Act. The CARES Act contains an income tax provision that provides for the acceleration of refunds of previously generated AMT credits. The Company has requested accelerated refunds of approximately $24 million from the IRS and has adjusted its current and deferred tax asset balances accordingly.
(12)  Long-term Debt
The Company’s total indebtedness as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
6.000% Senior Secured Notes due March 2022	$459.0	$459.0
6.375% Senior Secured Notes due March 2025	500.0	500.0
Senior Secured Term Loan due 2025, net of original issue discount	390.1	392.1
Revolving credit facility	300.0	—
Finance lease obligations	7.9	15.2
Less: Debt issuance costs	(49.1)	(55.5)
	1,607.9	1,310.8
Less: Current portion of long-term debt	10.9	18.3
Long-term debt	$1,597.0	$1,292.5
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Senior Notes were issued at par value. The Company paid aggregate debt issuance costs of $49.5 million related to the offering, which are being amortized over the respective terms of the Senior Notes. Interest payments on the Senior Notes are scheduled to occur each year on March 31 and September 30 until maturity. During the three months ended June 30, 2020 and 2019, the Company recorded interest expense of $17.5 million and $18.6 million, respectively, and during the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $35.0 million and $36.1 million, respectively, related to the Senior Notes.
The 2022 Notes were redeemable beginning March 31, 2019, in whole or in part, at 103.0% of par, beginning March 31, 2020 at 101.5% of par and beginning March 31, 2021 and thereafter at par. The 2025 Notes may be redeemed, in whole or in part, beginning March 31, 2020 at 104.8% of par, beginning March 31, 2021 at 103.2% of par, beginning March 31, 2022 at 101.6% of par and beginning March 31, 2023 and thereafter at par. In addition, prior to the first date on which the Senior Notes were redeemable at the redemption prices noted above, the Company was entitled to redeem some or all of the Senior Notes at a calculated make-whole premium, plus accrued and unpaid interest.
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
Following the voluntary prepayments and amendments described below, the Credit Agreement provided for a $400.0 million first lien senior secured term loan, which bore interest at LIBOR plus 2.92% per annum as of June 30, 2020. During the three months ended June 30, 2020 and 2019, the Company recorded interest expense of $3.8 million and $5.7 million, respectively, and during the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $8.7 million and $11.4 million, respectively, related to the Senior Secured Term Loan.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Proceeds from the Senior Secured Term Loan were received net of an original issue discount and deferred financing costs of $37.3 million that are being amortized over its term. The loan requires quarterly principal payments of $1.0 million and periodic interest payments through December 2024 with the remaining balance due in March 2025. The loan principal was voluntarily prepayable at 101% of the principal amount repaid if prepayment occurred prior to October 2018 (subject to certain exceptions, including prepayments made with internally generated cash) and is voluntarily prepayable at any time thereafter without premium or penalty. The Senior Secured Term Loan may require mandatory principal prepayments of up to 75% of Excess Cash Flow (as defined in the Credit Agreement) for any fiscal year if the Company’s Total Leverage Ratio (as defined in the Credit Agreement and calculated at December 31, net of any unrestricted cash) is greater than 2.00:1.00. The mandatory principal prepayment requirement changes to (i) 50% of Excess Cash Flow if the Company’s Total Leverage Ratio is less than or equal to 2.00:1.00 and greater than 1.50:1.00, (ii) 25% of Excess Cash Flow if the Company’s Total Leverage Ratio is less than or equal to 1.50:1.00 and greater than 1.00:1.00, or (iii) zero if the Company’s Total Leverage Ratio is less than or equal to 1.00:1.00. If required, mandatory prepayments resulting from Excess Cash Flows are payable within 100 days after the end of each fiscal year. The calculation of mandatory prepayments would be reduced commensurately by the amount of previous voluntary prepayments. In certain circumstances, the Senior Secured Term Loan requires that Excess Proceeds (as defined in the Credit Agreement) of $10.0 million or greater received from sales of Company assets be applied against the loan principal, unless such proceeds are reinvested within one year. The Senior Secured Term Loan also requires that any net insurance proceeds be applied against the loan principal, unless such proceeds are reinvested within one year.
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
Since entering into the Credit Agreement, the Company has repaid $559.0 million of the original $950.0 million loan principal amount on the Senior Secured Term Loan in various installments, including $546.0 million which was voluntarily prepaid. In September 2017, the Company entered into an amendment to the Credit Agreement which permitted the Company to add an incremental revolving credit facility in addition to the Company’s ability to add one or more incremental term loan facilities under the Credit Agreement. The incremental revolving credit facility and/or incremental term loan facilities can be in an aggregate principal amount of up to $350.0 million plus additional amounts so long as the Company remains in compliance with Total Leverage Ratio requirements as set forth in the Credit Agreement. The amendment also made available an additional restricted payment basket that permits additional repurchases, dividends or other distributions with respect to the Company’s common and preferred stock in an aggregate amount up to $450.0 million so long as the Company’s Fixed Charge Coverage Ratio (as defined in the Credit Agreement) is at least 2.00:1.00 on a pro forma basis.
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
During the fourth quarter of 2017, the Company entered into the incremental revolving credit facility (the Revolver) for an aggregate commitment of $350.0 million for general corporate purposes and paid debt issuance costs of $4.7 million. In September 2019, the Company entered into an amendment to the Credit Agreement which increased the aggregate commitment amount under the Revolver to $565.0 million and extended the maturity date on $540.0 million of the commitments from November 2020 to September 2023. The maturity date for the remaining $25.0 million commitment is November 2020. The Company incurred $5.7 million of additional debt issuance costs in connection with the amendment. As a result of the amendment, such loans, letters of credit and unused capacity related to the $540.0 million of extended commitments bear interest and incur fees at rates dependent upon the Company’s First Lien Leverage Ratio (as defined in the Credit Agreement) beginning in 2020. Specific to the Revolver, the Credit Agreement requires that the Company maintain a 2.00:1.00 First Lien Leverage Ratio, calculated on a trailing twelve-month basis and modified to limit unrestricted cash netting to $800.0 million. As previously described in Note 1. “Basis of Presentation,” the Company anticipates significant risk of noncompliance with the First Lien Leverage Ratio requirement during the second half of 2020 without successfully taking mitigating action.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the second quarter of 2020, the Company borrowed $300.0 million under the Revolver. The borrowing was made to preserve financial flexibility in light of the current uncertainty in the global markets and related effects on the Company resulting from the COVID-19 pandemic. At June 30, 2020, the Revolver was also utilized for letters of credit of $197.9 million, primarily in support of the Company’s reclamation obligations, as further described in Note 17. “Financial Instruments and Other Guarantees.” At June 30, 2020, the remaining availability under the Revolver was $67.1 million.
At June 30, 2020, applicable Revolver rates were LIBOR plus 3.00% for revolving loans, 0.4% per annum for unused capacity, and 3.125% per annum for letters of credit fees. During the three months ended June 30, 2020 and 2019, the Company recorded interest expense and fees of $4.0 million and $1.5 million, respectively, and during the six months ended June 30, 2020 and 2019, the Company recorded interest expense and fees of $5.7 million and $3.1 million, respectively, related to the Revolver.
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
Net periodic pension (benefit) cost included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Service cost for benefits earned	$0.1	$0.5	$0.1	$1.0
Interest cost on projected benefit obligation	7.0	8.4	14.0	16.7
Expected return on plan assets	(7.4)	(7.8)	(14.8)	(15.6)
Net periodic pension (benefit) cost	$(0.3)	$1.1	$(0.7)	$2.1
Annual contributions to the qualified plans are made in accordance with minimum funding standards and the Company’s agreement with the Pension Benefit Guaranty Corporation. Funding decisions also consider certain funded status thresholds defined by the Pension Protection Act of 2006 (generally 80%). As of June 30, 2020, the Company’s qualified plans were expected to be at or above the Pension Protection Act thresholds. Minimum funding standards are legislated by ERISA and are modified by pension funding stabilization provisions included in the Moving Ahead for Progress in the 21st Century Act of 2012, the Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015. The Company is not required to make any contributions to its qualified pension plans in 2020 based on minimum funding requirements and does not expect to make any discretionary contributions in 2020.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net periodic postretirement benefit cost included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Service cost for benefits earned	$1.1	$1.2	$2.2	$2.4
Interest cost on accumulated postretirement benefit obligation	5.4	6.3	10.9	12.6
Expected return on plan assets	(0.4)	(0.1)	(0.8)	(0.2)
Amortization of prior service credit	(2.2)	(2.2)	(4.4)	(4.4)
Net periodic postretirement benefit cost	$3.9	$5.2	$7.9	$10.4
In October 2018, the Company amended one of its postretirement health care benefit plans which reduced its accumulated postretirement benefit obligation, as further described in Note 17. “Postretirement Health Care and Life Insurance Benefits” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The reduction in liability has been recorded with an offsetting balance in “Accumulated other comprehensive income,” net of a deferred tax provision, and is being amortized to earnings over an average remaining service period to full eligibility for participating employees.
In 2018, the Company established a Voluntary Employees Beneficiary Association (VEBA) trust to pre-fund a portion of benefits for non-represented retirees. The Company does not expect to make any discretionary contributions to the VEBA in 2020.
(14) Accumulated Other Comprehensive Income
The following table sets forth the after-tax components of accumulated other comprehensive income and changes thereto recorded during the six months ended June 30, 2020:

	Foreign Currency Translation Adjustment	Prior Service Credit (Cost) Associated with Postretirement Plans	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
December 31, 2019	$(4.3)	$35.9	$31.6
Reclassification from other comprehensive income to earnings	—	(4.4)	(4.4)
Current period change	(0.7)	—	(0.7)
June 30, 2020	$(5.0)	$31.5	$26.5
Postretirement health care and life insurance benefits reclassified from other comprehensive income to earnings of $2.2 million during both the three months ended June 30, 2020 and 2019 and $4.4 million during both the six months ended June 30, 2020 and 2019 are included in “Net periodic benefit costs, excluding service cost” in the unaudited condensed consolidated statements of operations.
(15) Other Events
Organizational Realignment
From time to time, the Company initiates restructuring activities in connection with its repositioning efforts to appropriately align its cost structure or optimize its coal production relative to prevailing market conditions. Costs associated with restructuring actions can include the impact of early mine closures, voluntary and involuntary workforce reductions, office closures and other related activities. Costs associated with restructuring activities are recognized in the period incurred. Such charges included as “Restructuring charges” in the Company's unaudited condensed consolidated statements of operations amounted to $16.5 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $23.0 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively, and were associated with both involuntary and voluntary workforce reductions.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Both parties contributed mining tenements upon formation of the joint venture. Construction and development efforts are currently underway to combine operations. The joint venture agreement specifies that the Company will continue to fully own and operate the existing Wambo Open-Cut Mine through the date that development of the combined operations is completed, which is currently expected to be during the second half of 2020. The parties will then contribute mining equipment and other assets, and joint operations will commence. Glencore is responsible for construction and development activities and will manage the mining operations of the joint venture.
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
As further described in Note 18. “Commitments and Contingencies,” on February 26, 2020, the U.S. Federal Trade Commission (FTC) sought a preliminary injunction to challenge the Company’s proposed joint venture. Peabody and Arch continue to pursue creation of the joint venture and are litigating the FTC’s decision in the U.S. federal court in the Eastern District of Missouri. Related hearings took place July 14, 2020 through July 24, 2020 and closing arguments are scheduled for August 10, 2020, with a ruling expected during the third quarter of 2020. The FTC has also initiated an administrative proceeding on the merits, which is currently scheduled for hearing on October 27, 2020.
Formation of the joint venture is subject to favorable resolution of the FTC’s challenge noted above and customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other required regulatory approvals and the absence of injunctions or other legal restraints preventing the formation of the joint venture. In September 2019, the Company amended its Credit Agreement to expressly permit formation of the joint venture and intends to address such formation under the Indenture governing the Senior Notes. At such time as control over the existing operations is exchanged, the Company will account for its interest in the combined operations at fair value.
North Goonyella
The Company’s North Goonyella Mine in Queensland, Australia experienced a fire in a portion of the mine during September 2018 and mining operations have been suspended since then. During 2018 and 2019, the Company recorded provisions for equipment losses amounting to $149.6 million related to the fire, representing the best estimate of losses to date. Of that amount, $24.7 million was recorded during the six months ended June 30, 2019. No additional provisions for equipment losses were recorded during the three and six months ended June 30, 2020. The Company has also incurred containment and idling costs subsequent to the mine’s suspension which amounted to $11.3 million and $28.4 million during the three months ended June 30, 2020 and 2019, respectively, and $21.4 million and $65.3 million during the six months ended June 30, 2020 and 2019, respectively.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company is currently evaluating various alternatives regarding the future utility of the mine. In the event that no future mining occurs at the North Goonyella Mine or the Company is unable to find a commercial alternative, the Company may record additional charges for the remaining carrying value of the North Goonyella Mine of up to approximately $300 million, which is incremental to the at-risk value described in Note 9. “Property, Plant, Equipment and Mine Development.” Incremental exposures above the aforementioned include take-or-pay obligations and other costs associated with idling or closing the mine.
Corporate Structure
The Company is undertaking a process to explore and evaluate various strategic financing alternatives. In connection with considering various options to enhance its financial flexibility, the Company has made changes to its corporate structure by designating certain of its subsidiaries as unrestricted subsidiaries under the Indenture and the Credit Agreement. The designated subsidiaries consist primarily of the entities through which the Company conducts the operations of its Wilpinjong Mine, which accounted for 74% of the Seaborne Thermal Mining segment’s Adjusted EBITDA for the six months ended June 30, 2020.
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
The computation of diluted EPS excluded aggregate share-based compensation awards of approximately 2.2 million and 0.7 million for the three months ended June 30, 2020 and 2019, respectively, and 2.5 million and 0.7 million for the six months ended June 30, 2020 and 2019, respectively, because to do so would have been anti-dilutive for those periods. Because the potential dilutive impact of such share-based compensation awards is calculated under the treasury stock method, anti-dilution generally occurs when the exercise prices or unrecognized compensation cost per share of such awards are higher than the Company’s average stock price during the applicable period. Anti-dilution also occurs when a company reports a net loss from continuing operations, and the dilutive impact of all share-based compensation awards are excluded accordingly.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following illustrates the earnings allocation method utilized in the calculation of basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share data)
EPS numerator:
(Loss) income from continuing operations, net of income taxes	$(1,545.3)	$42.9	$(1,674.6)	$176.2
Less: Net (loss) income attributable to noncontrolling interests	(3.4)	2.4	(5.2)	8.1
(Loss) income from continuing operations attributable to common stockholders	(1,541.9)	40.5	(1,669.4)	168.1
Loss from discontinued operations, net of income taxes	(2.3)	(3.4)	(4.5)	(6.8)
Net (loss) income attributable to common stockholders	$(1,544.2)	$37.1	$(1,673.9)	$161.3

EPS denominator:
Weighted average shares outstanding — basic	97.9	107.0	97.5	107.7
Impact of dilutive securities	—	1.1	—	1.6
Weighted average shares outstanding — diluted	97.9	108.1	97.5	109.3

Basic EPS attributable to common stockholders:
(Loss) income from continuing operations	$(15.76)	$0.38	$(17.12)	$1.56
Loss from discontinued operations	(0.02)	(0.03)	(0.04)	(0.06)
Net (loss) income attributable to common stockholders	$(15.78)	$0.35	$(17.16)	$1.50

Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(15.76)	$0.37	$(17.12)	$1.54
Loss from discontinued operations	(0.02)	(0.03)	(0.04)	(0.06)
Net (loss) income attributable to common stockholders	$(15.78)	$0.34	$(17.16)	$1.48
(17) Financial Instruments and Other Guarantees
In the normal course of business, the Company is a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At June 30, 2020, such instruments included $1,589.4 million of surety bonds and $283.6 million of letters of credit. These financial instruments provide support for the Company’s reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. The Company periodically evaluates the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. The Company does not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in the accompanying condensed consolidated balance sheets.
The Company is required to provide various forms of financial assurance in support of its mining reclamation obligations in the jurisdictions in which it operates. Such requirements are typically established by statute or under mining permits. At June 30, 2020, the Company’s asset retirement obligations of $757.5 million were supported by surety bonds of $1,398.9 million, as well as letters of credit issued under the Company’s receivables securitization program and Revolver. Letters of credit issued at June 30, 2020 amounted to $185.4 million, some of which were directly in support of asset retirement obligations and some of which were in support of other obligations.

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts Receivable Securitization
The Company entered into the Sixth Amended and Restated Receivables Purchase Agreement, as amended, dated as of April 3, 2017 (the Receivables Purchase Agreement) to extend the Company’s receivables securitization facility previously in place and expand that facility to include certain receivables from the Company’s Australian operations. The receivables securitization program (Securitization Program) is subject to customary events of default set forth in the Receivables Purchase Agreement. The Securitization Program expires April 1, 2022 and provides for up to $250.0 million in funding accounted for as a secured borrowing, limited to the availability of eligible receivables, and may be secured by a combination of collateral and the trade receivables underlying the program, from time to time. Funding capacity under the Securitization Program may also be utilized for letters of credit in support of other obligations. During 2020, the Receivables Purchase Agreement was amended to reduce certain dilutive constraints on eligible receivables and modify the Company’s reporting requirements under the Securitization Program.
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
At June 30, 2020, the Company had no outstanding borrowings and $84.2 million of letters of credit issued under the Securitization Program. The letters of credit were primarily in support of portions of the Company’s obligations for reclamation, workers’ compensation and postretirement benefits. Availability under the Securitization Program, which is adjusted for certain ineligible receivables, was $10.5 million at June 30, 2020. The Company had no collateral requirement under the Securitization Program at either June 30, 2020 or December 31, 2019. The Company incurred fees associated with the Securitization Program of $0.8 million and $1.0 million during the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $2.6 million during the six months ended June 30, 2020 and 2019, respectively, which have been recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations.
Cash Collateral Arrangements and Restricted Cash
From time to time, the Company is required to remit cash to certain regulatory authorities and other third parties as collateral for financial assurances associated with a variety of long-term obligations and commitments surrounding employee related matters and the mining, reclamation and shipping of its production. The Company had no such requirements as of either June 30, 2020 or December 31, 2019.
Other
Substantially all of the Company’s U.S. subsidiaries provide financial guarantees under long-term debt agreements entered into by the Company. The maximum amounts payable under the Company’s debt agreements are equal to the respective principal and interest payments.
(18) Commitments and Contingencies
Commitments
Unconditional Purchase Obligations
As of June 30, 2020, purchase commitments for capital expenditures were $43.5 million, all of which is obligated within the next five years, with $27.2 million obligated within the next 12 months.
As of June 30, 2020, Australian and U.S. commitments under take-or-pay arrangements totaled $1.2 billion, of which approximately $110 million is obligated within the next year. The change in commitments under take-or-pay arrangements since the year ended December 31, 2019 was largely driven by extensions to the Company’s commercial agreements for rail and port commitments, partially offset by reductions to near-term commitments related to its North Goonyella Mine. For additional information regarding the Company’s commitments under take-or-pay arrangements, refer to Note 26. “Commitments and Contingencies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
Litigation Relating to Continuing Operations
County of San Mateo, County of Marin, City of Imperial Beach. The Company was named as a defendant, along with numerous other companies, in three nearly identical lawsuits brought by municipalities in California on July 17, 2017. The lawsuits seek to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the greenhouse gas emissions attributable to those fuels and seek compensatory and punitive damages in an amount to be proven at trial, attorneys’ fees and costs, disgorgement of profits and equitable relief of abatement. The lawsuits primarily assert that the companies’ products have caused a sea level rise that is damaging the plaintiffs. The complaints specifically alleged that the defendants’ activities from 1965 to 2015 caused such damage. The Company filed a motion to enforce the Company’s Second Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as revised March 15, 2017 (the Plan) because it enjoins claims that arose before the effective date of the Plan. The motion to enforce was granted on October 24, 2017, and the Bankruptcy Court ordered the plaintiffs to dismiss their lawsuits against the Company. On November 26, 2017, the plaintiffs appealed the Bankruptcy Court’s October 24, 2017 order to the United States District Court for the Eastern District of Missouri (the District Court). On November 28, 2017, the plaintiffs sought a stay pending appeal from the Bankruptcy Court, which was denied on December 8, 2017. On December 19, 2017, the plaintiffs moved the District Court for a stay pending appeal. The District Court denied the stay request on September 20, 2018, and the plaintiffs appealed that decision to the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit). On March 29, 2019, the District Court affirmed the Bankruptcy Court ruling enjoining the plaintiffs from proceeding with their lawsuits against the Company. That ruling likewise was appealed. On May 6, 2020, the Eighth Circuit denied the plaintiffs’ request for stay and affirmed the order compelling the plaintiffs to dismiss the Company. The plaintiffs filed an application with the United States Supreme Court to recall the Eighth Circuit’s mandate, which the Supreme Court denied on June 24, 2020. Plaintiffs have until October 5, 2020 to file a writ of certiorari with the Supreme Court. On July 1, 2020, plaintiffs dismissed Peabody with prejudice from the underlying cases pending in California. In the underlying cases pending in California, on May 26, 2020, the United States Court of Appeals for the Ninth Circuit decided that the cases should be heard in state court rather than federal court. The Company does not believe the lawsuits are meritorious and, if the Company is brought back into these lawsuits, the Company would expect to vigorously defend them.
FTC Complaint for Preliminary Injunction. On February 26, 2020, the FTC brought a complaint against the Company and Arch in the District Court seeking a preliminary injunction enjoining the Company and Arch from consummating their proposed joint venture relating to their operations in Wyoming and Colorado. Peabody and Arch continue to pursue creation of the joint venture and are litigating the FTC’s decision in the District Court. Related hearings took place July 14, 2020 through July 24, 2020 and closing arguments are scheduled for August 10, 2020, with a ruling expected during the third quarter of 2020. The FTC has also initiated an administrative proceeding on the merits, which is currently scheduled for hearing on October 27, 2020. If the court denies the preliminary injunction, Peabody plans to proceed with the joint venture.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(19) Segment Information
During the year ended December 31, 2019, the Cottage Grove and Kayenta Mines shipped their final tons, and the Company announced the closures of the Wildcat HiIls Underground Mine, which shipped its final tons during the second quarter of 2020 and the Somerville Central Mine, which is expected to ship its final tons during the second half of 2020. Due to these changes, the Company revised its reportable segments beginning in the first quarter of 2020 to reflect the manner in which the chief operating decision maker (CODM) views the Company’s businesses going forward for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. The Company now reports its results of operations primarily through the following reportable segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other. Prior period results have been recast for comparability.
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reportable segment results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Revenues:
Seaborne Thermal Mining	$162.0	$220.2	$363.1	$471.2
Seaborne Metallurgical Mining	91.6	290.9	284.8	615.4
Powder River Basin Mining	205.8	282.6	472.4	569.9
Other U.S. Thermal Mining	152.0	309.6	344.3	644.4
Corporate and Other	15.3	45.7	8.3	98.7
Total	$626.7	$1,149.0	$1,472.9	$2,399.6

Adjusted EBITDA:
Seaborne Thermal Mining	$27.7	$74.4	$82.8	$169.1
Seaborne Metallurgical Mining	(36.1)	57.4	(68.8)	143.2
Powder River Basin Mining	39.3	40.2	64.7	76.6
Other U.S. Thermal Mining	32.9	83.1	71.4	159.0
Corporate and Other	(40.4)	(25.1)	(89.9)	(63.8)
Total	$23.4	$230.0	$60.2	$484.1
A reconciliation of consolidated (loss) income from continuing operations, net of income taxes to Adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(1,545.3)	$42.9	$(1,674.6)	$176.2
Depreciation, depletion and amortization	88.3	165.4	194.3	337.9
Asset retirement obligation expenses	14.1	15.3	31.7	29.1
Restructuring charges	16.5	0.4	23.0	0.6
Transaction costs related to joint ventures	12.9	1.6	17.1	1.6
Asset impairment	1,418.1	—	1,418.1	—
Provision for North Goonyella equipment loss	—	—	—	24.7
North Goonyella insurance recovery - equipment (1)	—	—	—	(91.1)
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.4)	0.3	(1.1)	0.3
Interest expense	34.3	36.0	67.4	71.8
Interest income	(2.4)	(7.2)	(5.5)	(15.5)
Unrealized gains on economic hedges	(7.0)	(22.4)	(4.8)	(62.2)
Unrealized (gains) losses on non-coal trading derivative contracts	(2.8)	0.3	(2.9)	0.1
Take-or-pay contract-based intangible recognition	(2.7)	(5.6)	(5.3)	(11.2)
Income tax (benefit) provision	(0.2)	3.0	2.8	21.8
Adjusted EBITDA	$23.4	$230.0	$60.2	$484.1
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

PEABODY ENERGY CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total assets and property, plant equipment and mine development, net decreased during 2020 within the U.S. Thermal Mining division primarily as a result of the asset impairment charge recognized during the three and six months ended June 30, 2020, as further described in Note 9. “Property, Plant, Equipment and Mine Development.”
Asset details are included in the table below. Asset details are reflected at the division level only for the Company’s mining segments and are not allocated between each individual segment as such information is not regularly reviewed by the Company's CODM. Further, some assets service more than one segment within the division and an allocation of such assets would not be meaningful or representative on a segment by segment basis. Assets related to closed, suspended, or otherwise inactive mines are included within the Corporate and Other category.
Assets as of June 30, 2020 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$1,748.4	$1,470.9	$1,729.5	$4,948.8
Property, plant, equipment and mine development, net	1,347.9	1,297.9	532.6	3,178.4
Operating lease right-of-use assets	27.0	5.5	18.2	50.7
Assets as of December 31, 2019 were as follows:

	Seaborne Mining	U.S. Thermal Mining	Corporate and Other	Consolidated
	(Dollars in millions)
Total assets	$2,001.3	$3,044.8	$1,496.7	$6,542.8
Property, plant, equipment and mine development, net	1,610.9	2,776.9	291.3	4,679.1
Operating lease right-of-use assets	32.1	30.3	20.0	82.4

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
Cautionary Notice Regarding Forward-Looking Statements
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are intended to come within the safe harbor protection provided by those sections. These statements relate to future events or our future financial performance, including, without limitation, the section captioned “Outlook” in this Item 2. We use words such as “anticipate,” “believe,” “expect,” “may,” “forecast,” “project,” “should,” “estimate,” “plan,” “outlook,” “target,” “likely,” “will,” “to be” or other similar words to identify forward-looking statements.
Without limiting the foregoing, all statements relating to our future operating results, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements and speak only as of the date of this report. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks, and actual results may differ materially from those discussed in these statements. These factors are difficult to accurately predict and may be beyond our control. Factors that could affect our results or an investment in our securities include, but are not limited to:
•our profitability depends upon the prices we receive for our coal;
•if a substantial number of our long-term coal supply agreements terminate, or if the pricing, volumes or other elements of those agreements materially adjust, our revenues and operating profits could suffer if we are unable to find alternate buyers willing to purchase our coal on comparable terms to those in our contracts;
•the loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues;
•our trading and hedging activities do not cover certain risks and may expose us to earnings volatility and other risks;
•our operating results could be adversely affected by unfavorable economic and financial market conditions;
•our ability to collect payments from our customers could be impaired if their creditworthiness or contractual performance deteriorates;
•risks inherent to mining could increase the cost of operating our business, and events and conditions that could occur during the course of our mining operations could have a material adverse impact on us;
•if transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal may be diminished;
•a decrease in the availability or increase in costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires could decrease our anticipated profitability;
•take-or-pay arrangements within the coal industry could unfavorably affect our profitability;
•an inability of trading, brokerage, mining or freight counterparties to fulfill the terms of their contracts with us could reduce our profitability;
•we may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets;
•our ability to operate our company effectively could be impaired if we lose key personnel or fail to attract qualified personnel;
•we could be negatively affected if we fail to maintain satisfactory labor relations;
•we could be adversely affected if we fail to appropriately provide financial assurances for our obligations;
•our mining operations are extensively regulated, which imposes significant costs on us, and future regulations and developments could increase those costs or limit our ability to produce coal;
•our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us;
•we may be unable to obtain, renew or maintain permits necessary for our operations, or we may be unable to obtain, renew or maintain such permits without conditions on the manner in which we run our operations, which would reduce our production, cash flows and profitability;

•our mining operations are subject to extensive forms of taxation, which imposes significant costs on us, and future regulations and developments could increase those costs or limit our ability to produce coal competitively;
•if the assumptions underlying our asset retirement obligations for reclamation and mine closures are materially inaccurate, our costs could be significantly greater than anticipated;
•our future success depends upon our ability to continue acquiring and developing coal reserves that are economically recoverable;
•we face numerous uncertainties in estimating our economically recoverable coal reserves and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability;
•our global operations increase our exposure to risks unique to international mining and trading operations;
•our proposed joint venture with Arch Resources, Inc.,(Arch), known as Arch Coal, Inc. prior to May 15, 2020, may not be completed;
•joint ventures, partnerships or non-managed operations may not be successful and may not comply with our operating standards;
•we may undertake further repositioning plans that would require additional charges;
•we could be exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks if we sustain cyber-attacks or other security breaches that disrupt our operations or result in the dissemination of proprietary or confidential information about us, our employees, our customers or other third-parties;
•our business, results of operations, financial condition and prospects could be materially and adversely affected by the recent coronavirus (COVID-19) pandemic and the related effects on public health;
•our expenditures for postretirement benefit obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect;
•concerns about the impacts of coal combustion on global climate are increasingly leading to consequences that have affected and could continue to affect demand for our products or our securities and our ability to produce, including increased governmental regulation of coal combustion and unfavorable investment decisions by electricity generators;
•numerous activist groups are devoting substantial resources to anti-coal activities to minimize or eliminate the use of coal as a source of electricity generation, domestically and internationally, thereby further reducing the demand and pricing for coal, and potentially materially and adversely impacting our future financial results, liquidity and growth prospects;
•our financial performance could be adversely affected by our indebtedness;
•despite our indebtedness, we may still be able to incur substantially more debt, including secured debt, which could further increase the risks associated with our indebtedness;
•the terms of our indenture governing our senior secured notes and the agreements and instruments governing our other indebtedness impose restrictions that may limit our operating and financial flexibility;
•the number and quantity of viable financing and insurance alternatives available to us may be significantly impacted by unfavorable lending and investment policies by financial institutions and insurance companies associated with concerns about environmental impacts of coal combustion, and negative views around our efforts with respect to environmental and social matters and related governance considerations could harm the perception of our company by certain investors or result in the exclusion of our securities from consideration by those investors;
•the price of our securities may be volatile;
•our Common Stock is subject to dilution and may be subject to further dilution in the future;
•there may be circumstances in which the interests of a significant stockholder could be in conflict with other stakeholders’ interests;
•the payment of dividends on our stock or repurchases of our stock is dependent on a number of factors, and future payments and repurchases cannot be assured;
•we may not be able to fully utilize our deferred tax assets;
•acquisitions and divestitures are a potentially important part of our long-term strategy, subject to our investment criteria, and involve a number of risks, any of which could cause us not to realize the anticipated benefits;
•our certificate of incorporation and by-laws include provisions that may discourage a takeover attempt;
•diversity in interpretation and application of accounting literature in the mining industry may impact our reported financial results; and

•other risks and factors detailed in this report, including, but not limited to, those discussed in “Legal Proceedings,” set forth in Part II, Item 1 and in “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Overview
We are a leading coal producer. In 2019, we produced and sold 164.7 million and 165.5 million tons of coal, respectively, from continuing operations. Since December 31, 2019, the Millennium Mine in the Seaborne Metallurgical Mining segment and the Wildcat Hills Underground Mine in the Other U.S. Thermal Mining segment shipped their final tons. As a result, we owned interests in 18 active coal mining operations located in the United States (U.S.) and Australia at June 30, 2020. Included in that count is our 50% equity interest in Middlemount Coal Pty Ltd. (Middlemount), which owns the Middlemount Mine in Queensland, Australia. In addition to our mining operations, we market and broker coal from other coal producers, both as principal and agent, and trade coal and freight-related contracts.
We conduct business through four operating segments: Seaborne Thermal Mining, Seaborne Metallurgical Mining, Powder River Basin Mining and Other U.S. Thermal Mining. Refer to Note 19. “Segment Information” to the accompanying unaudited condensed consolidated financial statements for further information regarding those segments and the components of our Corporate and Other segment.
From time to time, we initiate restructuring activities in connection with our repositioning efforts to appropriately align our cost structure or optimize our coal production relative to prevailing market conditions. As further described in the “Results of Operations” section contained within this Item 2, we incurred restructuring charges of $16.5 million and $23.0 million during the three and six months ended June 30, 2020, respectively, related to workforce reductions made across the organization through the use of both involuntary and voluntary reductions.
Coronavirus (COVID-19) Pandemic
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
Coal mining in the U.S. and Australia has been designated as an essential business to support coal-fueled electric power generation and critical steelmaking needs. As part of Peabody’s commitment to the ongoing health and safety of our employees, vendors and communities, we are following advice from government authorities and taking precautions to manage the spread of COVID-19. Peabody operations have implemented rigorous protocols, control and prevention measures, including mandatory temperature and health checks; paid leave for recommended self-isolation periods; enhanced cleaning and sterilization practices; expanded use of personal protective equipment; social distancing; and working remotely when circumstances warrant. While our operations have been designated as essential, each operation will only continue to operate when it is safe and economic to do so.
The global impact on economic activity has severely curtailed demand for numerous commodities. Within the global coal industry, supply and demand disruptions have been widespread. In the seaborne metallurgical and thermal markets, demand remains weak as a result of curtailed steel production and reduced electricity generation. Thermal coal demand in the U.S. has been pressured by low natural gas prices, increased renewable energy usage and weak electric power sector consumption due to reduced industrial activity. Coal industry fundamentals, as well as known impacts specific to Peabody, are further addressed in the “Results of Operations” section contained within this Item 2.

While the ultimate impacts of the COVID-19 pandemic on our business are unknown, we expect continued interference with general commercial activity, which may further negatively affect both demand and prices for our products. We also face disruption to supply chain and distribution channels, potentially increasing costs of production, storage and distribution, and potential adverse effects to our workforce, each of which could have a material adverse effect on our business, financial condition or results of operations. In addition, the COVID-19 pandemic could continue to have an adverse impact on the timing of key events, including the timing of our litigation in the U.S. federal court system as we pursue the completion of the proposed joint venture with Arch. Given the uncertainties with respect to future COVID-19 developments, including the duration, severity and scope, as well as the necessary government actions to limit the spread, we are unable to estimate the full impact of the pandemic on our business, financial condition or results of operations at this time.
We have taken actions to mitigate our financial risk given the uncertainty in global markets caused by the COVID-19 pandemic, and we also made the decision during the first quarter to pause debt reduction activities. We are continuing to advance our program to reposition the cost structure of the corporate functions and mines to counter the impacts of reduced demand and low pricing. These initiatives include temporarily idling production at some mines; adjusting shift schedules to match demand; reducing the number of units in operation; offloading take-or-pay commitments; and eliminating additional positions, among other items. During the second quarter of 2020, we borrowed $300.0 million under our revolving credit facility. The borrowing was made as part of our ongoing efforts to preserve financial flexibility in light of the current uncertainty in the global markets and related effects on our business resulting from the COVID-19 pandemic. As described below in the “Liquidity and Capital Resources” section contained within this Item 2, we anticipate significant risk of noncompliance with the leverage ratio limitations under our credit agreement during the second half of 2020 unless we successfully take mitigating action. This risk is driven by unfavorable trends in our results from continuing operations, net of income taxes, and our Adjusted EBITDA, as further described within the “Results of Operations” section below.
On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the CARES Act), a $2 trillion economic relief bill. The CARES Act contains an income tax provision that provides for the acceleration of refunds of previously generated alternative minimum tax credits. We have requested accelerated refunds of approximately $24 million from the Internal Revenue Service and have adjusted our current and deferred tax asset balances accordingly. The CARES Act also contains a provision for deferred payment of 2020 employer payroll taxes after the date of enactment to future years. We will defer a portion of our remaining 2020 employer payroll taxes to subsequent years.
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
Both parties contributed mining tenements upon formation of the joint venture. Construction and development efforts are currently underway to combine operations. The joint venture agreement specifies that we will continue to fully own and operate the existing Wambo Open-Cut Mine through the date that development of the combined operations is completed, which is currently expected to be during the second half of 2020. The parties will then contribute mining equipment and other assets, and joint operations will commence. Glencore is responsible for construction and development activities and will manage the mining operations of the joint venture.
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

On February 26, 2020, the U.S. Federal Trade Commission (FTC) sought a preliminary injunction to challenge our proposed joint venture. We and Arch continue to pursue creation of the joint venture and are litigating the FTC’s decision in the U.S. federal court in the Eastern District of Missouri. Related hearings took place July 14, 2020 through July 24, 2020 and closing arguments are scheduled for August 10, 2020, with a ruling expected during the third quarter of 2020. The FTC has also initiated an administrative proceeding on the merits, which is currently scheduled for hearing on October 27, 2020. If the court denies the preliminary injunction, we plan to proceed with the joint venture.
Formation of the joint venture is subject to favorable resolution of the FTC’s challenge noted above and customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other required regulatory approvals and the absence of injunctions or other legal restraints preventing the formation of the joint venture. In September 2019, we amended our credit agreement to expressly permit formation of the joint venture and intend to address such formation under the indenture governing our senior secured notes. At such time as control over the existing operations is exchanged, we will account for our interest in the combined operations at fair value.
North Goonyella
Our North Goonyella Mine in Queensland, Australia experienced a fire in a portion of the mine during September 2018 and mining operations have been suspended since then. During 2018 and 2019, we recorded provisions for equipment losses amounting to $149.6 million related to the fire, representing the best estimate of losses to date. Of that amount, $24.7 million was recorded during the six months ended June 30, 2019. No additional provisions for equipment losses were recorded during the three and six months ended June 30, 2020. We have also incurred containment and idling costs subsequent to the mine’s suspension which amounted to $11.3 million and $28.4 million during the three months ended June 30, 2020 and 2019, respectively, and $21.4 million and $65.3 million during the six months ended June 30, 2020 and 2019, respectively.
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

Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019
Summary
Spot pricing for premium low-vol hard coking coal (Premium HCC), premium low-vol pulverized coal injection (Premium PCI) coal, Newcastle index thermal coal and API 5 thermal coal, and prompt month pricing for PRB 8,880 Btu/Lb coal and Illinois Basin 11,500 Btu/Lb coal during the three months ended June 30, 2020 is set forth in the table below.
The seaborne pricing included in the table below is not necessarily indicative of the pricing we realized during the three months ended June 30, 2020 due to quality differentials and the majority of our seaborne sales being executed through annual and multi-year international coal supply agreements that contain provisions requiring both parties to renegotiate pricing periodically. Our typical practice is to negotiate pricing for seaborne metallurgical coal contracts on a quarterly, spot or index basis and seaborne thermal coal contracts on an annual, spot or index basis.
In the U.S., the pricing included in the table below is also not necessarily indicative of the pricing we realized during the three months ended June 30, 2020 since we generally sell coal under long-term contracts where pricing is determined based on various factors. Such long-term contracts in the U.S. may vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure and termination and assignment provisions. Competition from alternative fuels such as natural gas and other fuel sources may also impact our realized pricing.

	High	Low	Average	June 30, 2020
Premium HCC (1)	$143.80	$108.30	$118.47	$113.70
Premium PCI coal (1)	84.75	66.60	71.22	70.15
Newcastle index thermal coal (1)	68.33	50.48	55.08	51.17
API 5 thermal coal (1)	52.80	37.70	43.44	37.70
PRB 8,800 Btu/Lb coal (2)	12.00	11.90	11.97	11.90
Illinois Basin 11,500 Btu/Lb coal (2)	31.15	28.00	30.41	28.00
(1) Prices expressed per tonne.
(2) Prices expressed per ton.
Within the global coal industry, supply and demand disruptions have been widespread as the COVID-19 pandemic has forced country-wide lockdowns and regional restrictions. Future COVID-19-related developments are unknown, including the duration, severity, scope and the necessary government actions to limit the spread. The global coal industry data for the six months ended June 30, 2020 presented herein, is not indicative of the ultimate impacts of the COVID-19 pandemic given the various levels of response and unknown duration, the significant decline in prices for our products and continued weak demand for our products.
With respect to seaborne metallurgical coal, global steel production decreased approximately 6% through the six months ended June 30, 2020 compared to the prior year period, as the COVID-19 pandemic continued to have significant impacts on steel demand. Steel production in China increased approximately 3% through the six months ended June 30, 2020 compared to the prior year, including a new monthly production record achieved in May as the country attempts to recover from the COVID-19 pandemic. Despite a strong start to the year, China’s coking coal imports have been pressured recently by intensified import restrictions, which are likely to be a factor for the remainder of 2020.
Steel production, excluding China, was down approximately 14% through the six months ended June 30, 2020 compared to the prior year due to COVID-19 related lockdowns and economic weakness. Steel demand deterioration has caused producers, including Peabody customers, to idle capacity and restrict output, which has pressured seaborne metallurgical coal demand. This deterioration could continue given ongoing effects from the COVID-19 pandemic on economic conditions in key demand centers. The recovery in India is underway with the restart of steel mills and improving blast furnace utilization rates, but is threatened by the increasing spread of COVID-19, and will likely be delayed by elevated inventories and the pending monsoon season. European steel and metallurgical coal demand recovery is also underway, but is likely to lag behind the full reopening of the automotive sector.

Seaborne thermal coal demand continues to be impacted by the COVID-19 induced reduction in overall electric generation, along with competition from alternative fuel sources and low gas prices. Chinese thermal coal imports increased by approximately 18 million tonnes through the six months ended June 30, 2020 compared to the prior year, mainly reflecting carryover tonnes from port restrictions in 2019 and China’s domestic production, which is flat through the six months ended June 30, 2020 due to COVID-19 related disruption and safety checks. Meanwhile, Chinese thermal power generation declined approximately 2% year-over-year during the six months ended June 30, 2020 leading to above-average inventory at utilities. Seaborne demand outside of China remains pressured as economies are at various phases of reopening. India has seen domestic power demand recover, but thermal imports are down by approximately 20 million tonnes through the six months ended June 30, 2020 compared to the prior year and are likely to remain under pressure given inventory overhang, domestic production growth and subdued demand.
In the United States, overall electricity demand has been negatively impacted year-over-year due to COVID-19 induced economic shutdowns during the six months ended June 30, 2020. The reduction in thermal coal demand during that period has outpaced the reduction in overall electricity demand as continued coal plant retirements, growth in natural gas and renewable generation and weak natural gas prices continue to negatively impact coal’s share of electricity generation. COVID-19 related curtailments reduced total electricity demand in the second quarter, which has resulted in coal’s share of generation declining to approximately 17% for the six months ended June 30, 2020, while natural gas and renewables continue to gain. Through the six months ended June 30, 2020 utility consumption of PRB coal fell over 30% compared to the prior year period. Moreover, reduced coal consumption year-to-date has resulted in elevated coal inventories, pressuring the required coal shipments needed to meet demand.
Our revenues for the three and six months ended June 30, 2020 decreased compared to the same periods in 2019 ($522.3 million and $926.7 million, respectively) primarily due to lower sales volumes which were affected by the COVID-19 pandemic and lower realized prices. Results from continuing operations, net of income taxes for the three and six months ended June 30, 2020 decreased compared to the same periods in the prior year ($1,588.2 million and $1,850.8 million, respectively). The decrease was driven by the asset impairment charges recorded in the current period (three and six months, $1,418.1 million), the unfavorable revenue variances described above and a prior year insurance recovery related to the events at our North Goonyella Mine (six months, $125.0 million). These unfavorable variances were partially offset by lower operating costs and expenses due largely to the sales volume decline as well as production efficiencies and other cost improvements ($301.5 million and $470.2 million, respectively), lower depreciation, depletion and amortization ($77.1 million and $143.6 million, respectively) and lower selling and administrative expenses ($13.7 million and $25.5 million, respectively).
Adjusted EBITDA for the three and six months ended June 30, 2020 reflected a year-over-year decrease of $206.6 million and $423.9 million, respectively.
As of June 30, 2020, our available liquidity was approximately $926 million. Refer to the “Liquidity and Capital Resources” section contained within this Item 2 for a further discussion of factors affecting our available liquidity.
Tons Sold
The following table presents tons sold by operating segment:

	Three Months Ended		(Decrease) Increase		Six Months Ended		(Decrease) Increase
	June 30,		to Volumes		June 30,		to Volumes
	2020	2019	Tons	%	2020	2019	Tons	%
	(Tons in millions)				(Tons in millions)
Seaborne Thermal Mining	4.6	4.7	(0.1)	(2)%	9.2	9.2	—	—%
Seaborne Metallurgical Mining	1.1	2.1	(1.0)	(48)%	3.1	4.4	(1.3)	(30)%
Powder River Basin Mining	17.9	25.0	(7.1)	(28)%	41.4	50.3	(8.9)	(18)%
Other U.S. Thermal Mining	3.8	7.2	(3.4)	(47)%	8.7	15.1	(6.4)	(42)%
Total tons sold from mining segments	27.4	39.0	(11.6)	(30)%	62.4	79.0	(16.6)	(21)%
Corporate and Other	0.9	0.4	0.5	125%	1.5	0.9	0.6	67%
Total tons sold	28.3	39.4	(11.1)	(28)%	63.9	79.9	(16.0)	(20)%

Supplemental Financial Data
The following table presents supplemental financial data by operating segment:

	Three Months Ended		(Decrease)		Six Months Ended		(Decrease)
	June 30,		Increase		June 30,		Increase
	2020	2019	$	%	2020	2019	$	%
Revenues per Ton - Mining Operations (1)
Seaborne Thermal	$35.10	$46.41	$(11.31)	(24)%	$39.58	$51.18	$(11.60)	(23)%
Seaborne Metallurgical	86.80	138.42	(51.62)	(37)%	92.61	140.45	(47.84)	(34)%
Powder River Basin	11.45	11.33	0.12	1%	11.40	11.34	0.06	1%
Other U.S. Thermal	39.81	43.04	(3.23)	(8)%	39.49	42.60	(3.11)	(7)%
Costs per Ton - Mining Operations (1)(2)
Seaborne Thermal	$29.19	$30.73	$(1.54)	(5)%	$30.56	$32.82	$(2.26)	(7)%
Seaborne Metallurgical (3)	120.72	111.12	9.60	9%	115.00	107.77	7.23	7%
Powder River Basin	9.26	9.72	(0.46)	(5)%	9.84	9.82	0.02	—%
Other U.S. Thermal	31.22	31.47	(0.25)	(1)%	31.31	32.08	(0.77)	(2)%
Adjusted EBITDA Margin per Ton - Mining Operations (1)(2)
Seaborne Thermal	$5.91	$15.68	$(9.77)	(62)%	$9.02	$18.36	$(9.34)	(51)%
Seaborne Metallurgical (3)	(33.92)	27.30	(61.22)	(224)%	(22.39)	32.68	(55.07)	(169)%
Powder River Basin	2.19	1.61	0.58	36%	1.56	1.52	0.04	3%
Other U.S. Thermal	8.59	11.57	(2.98)	(26)%	8.18	10.52	(2.34)	(22)%
(1)This is an operating/statistical measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
(2)Includes revenue-based production taxes and royalties; excludes depreciation, depletion and amortization; asset retirement obligation expenses; selling and administrative expenses; restructuring charges; asset impairment; provision for North Goonyella equipment loss and related insurance recovery; amortization of take-or-pay contract-based intangibles; and certain other costs related to post-mining activities.
(3)Costs incurred at the North Goonyella Mine from January 1, 2020 forward are included within the Corporate and Other segment. Costs incurred at the North Goonyella Mine during the three and six months ended June 30, 2019 remain within the Seaborne Metallurgical Mining segment and resulted in additional Costs per Ton and lower Adjusted EBITDA Margin per Ton of $13.51 and $7.17, respectively.
Revenues
The following table presents revenues by reporting segment:

	Three Months Ended		Decrease		Six Months Ended		Decrease
	June 30,		to Revenues		June 30,		to Revenues
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$162.0	$220.2	$(58.2)	(26)%	$363.1	$471.2	$(108.1)	(23)%
Seaborne Metallurgical Mining	91.6	290.9	(199.3)	(69)%	284.8	615.4	(330.6)	(54)%
Powder River Basin Mining	205.8	282.6	(76.8)	(27)%	472.4	569.9	(97.5)	(17)%
Other U.S. Thermal Mining	152.0	309.6	(157.6)	(51)%	344.3	644.4	(300.1)	(47)%
Corporate and Other	15.3	45.7	(30.4)	(67)%	8.3	98.7	(90.4)	(92)%
Revenues	$626.7	$1,149.0	$(522.3)	(45)%	$1,472.9	$2,399.6	$(926.7)	(39)%
Seaborne Thermal Mining. Segment revenues decreased during the three and six months ended June 30, 2020 compared to the same periods in the prior year due to unfavorable realized coal pricing (three months, $47.0 million; six months, $97.0 million) and unfavorable volume and mix variances (three months, $11.2 million; six months, $11.1 million).

Seaborne Metallurgical Mining. Segment revenues decreased during the three and six months ended June 30, 2020 compared to the same periods in the prior year due to unfavorable volume and mix variances (three months, $153.8 million; six months, $203.7 million) and unfavorable realized coal pricing (three months, $45.5 million; six months, $126.9 million). The unfavorable volume variances primarily resulted from demand-based volume decreases across our mines and the impact of the conveyor upgrade at our Shoal Creek Mine.
Powder River Basin Mining. Segment revenues decreased during the three and six months ended June 30, 2020 compared to the same periods in the prior year primarily due to demand-based volume decreases (three months, $79.4 million; six months, $104.1 million).
Other U.S. Thermal Mining. Segment revenues decreased during the three and six months ended June 30, 2020 compared to the same periods in the prior year primarily due to volume decreases (three months, $153.2 million; six months, $289.6 million) which were driven by the closure of the Kayenta and Cottage Grove Mines during the third quarter of 2019 and the Wildcat Hills Underground Mine during the second quarter of 2020 and unfavorable realized pricing (three months, $4.4 million; six months, $10.5 million).
Corporate and Other. Segment revenues decreased during the three and six months ended June 30, 2020 compared to the same periods in the prior year primarily due to lower results on economic hedge activities.
Adjusted EBITDA
The following table presents Adjusted EBITDA for each of our reporting segments:

	Three Months Ended		Decrease		Six Months Ended		Decrease
	June 30,		to Segment Adjusted EBITDA		June 30,		to Segment Adjusted EBITDA
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$27.7	$74.4	$(46.7)	(63)%	$82.8	$169.1	$(86.3)	(51)%
Seaborne Metallurgical Mining	(36.1)	57.4	(93.5)	(163)%	(68.8)	143.2	(212.0)	(148)%
Powder River Basin Mining	39.3	40.2	(0.9)	(2)%	64.7	76.6	(11.9)	(16)%
Other U.S. Thermal Mining	32.9	83.1	(50.2)	(60)%	71.4	159.0	(87.6)	(55)%
Corporate and Other	(40.4)	(25.1)	(15.3)	(61)%	(89.9)	(63.8)	(26.1)	(41)%
Adjusted EBITDA (1)	$23.4	$230.0	$(206.6)	(90)%	$60.2	$484.1	$(423.9)	(88)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.
Seaborne Thermal Mining. Segment Adjusted EBITDA decreased during the three months ended June 30, 2020 compared to the same period in the prior year as a result of lower realized net coal pricing ($43.2 million), unfavorable mine sequencing impacts and higher costs for materials, services and repairs at our thermal surface mines ($6.1 million) and unfavorable volume variances as described above ($6.0 million); the decrease was partially offset by lower pricing for fuel ($5.9 million). Segment Adjusted EBITDA decreased during the six months ended June 30, 2020 compared to the same period in the prior year as a result of lower realized net coal pricing ($89.2 million), longwall performance issues at our Wambo Underground Mine ($16.6 million) and unfavorable volume variances as described above ($7.3 million); the decrease was partially offset by favorable foreign currency impacts ($12.1 million), favorable mine sequencing impacts and lower costs for materials, services and repairs at our thermal surface mines ($6.9 million) and lower pricing for fuel ($5.6 million).
Seaborne Metallurgical Mining. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2020 compared to the same periods in the prior year due to unfavorable volume variances which included non-cash charges to record certain mines’ coal inventories to their net realizable values (three months, $65.1 million; six months, $91.4 million), lower realized net coal pricing (three months, $42.9 million; six months, $118.8 million), higher costs associated with the conveyor upgrade at our Shoal Creek Mine (three months, $18.4 million; six months, $31.5 million), and the impact of a longwall move at our Metropolitan Mine during the current year (six months, $21.9 million). These negative variances were partially offset by the exclusion of the current year containment and holding costs for our North Goonyella Mine (three months, $28.4 million; six months, $31.4 million) and favorable foreign currency impacts (three months, $10.4 million; six months, $22.3 million).

Powder River Basin Mining. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2020 compared to the same periods in the prior year as the result of unfavorable mine sequencing impacts (three months, $29.6 million; six months, $36.8 million) and the impact of lower volumes (three months, $12.5 million; six months, $17.0 million) as described above, partially offset by lower costs for materials, services, repairs and labor (three months, $27.5 million; six months, $26.8 million) and lower pricing for fuel and explosives (three months, $9.2 million; six months, $13.2 million).
Other U.S. Thermal Mining. Segment Adjusted EBITDA decreased during the three and six months ended June 30, 2020 compared to the same periods in the prior year due to the impact of lower volume (three months, $52.2 million; six months, $93.8 million) which was primarily driven by the closure of the Kayenta Mine during the third quarter of 2019, unfavorable mine sequencing impacts (three months, $13.2 million; six months, $15.4 million) and lower realized net coal pricing (three months, $5.6 million; six months, $11.8 million), partially offset by lower costs for materials, services and repairs (three months, $12.5 million; six months, $19.9 million) and lower pricing for fuel and explosives (three months, $6.5 million; six months, $9.3 million).
Corporate and Other Adjusted EBITDA. The following table presents a summary of the components of Corporate and Other Adjusted EBITDA:

	Three Months Ended		(Decrease) Increase		Six Months Ended		(Decrease) Increase
	June 30,		to Adjusted EBITDA		June 30,		to Adjusted EBITDA
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
Middlemount (1)	$(6.4)	$10.0	$(16.4)	(164)%	$(16.1)	$13.9	$(30.0)	(216)%
Resource management activities (2)	0.8	1.7	(0.9)	(53)%	8.8	3.7	5.1	138%
Selling and administrative expenses	(25.2)	(38.9)	13.7	35%	(50.1)	(75.6)	25.5	34%
Other items, net (3)(4)	(9.6)	2.1	(11.7)	(557)%	(32.5)	(5.8)	(26.7)	(460)%
Corporate and Other Adjusted EBITDA	$(40.4)	$(25.1)	$(15.3)	(61)%	$(89.9)	$(63.8)	$(26.1)	(41)%
(1)Middlemount’s results are before the impact of related changes in deferred tax asset valuation allowance and reserves and amortization of basis difference. Middlemount’s standalone results included (on a 50% attributable basis) aggregate amounts of depreciation, depletion and amortization, asset retirement obligation expenses, net interest expense and income taxes of $8.8 million and $9.5 million during the three months ended June 30, 2020 and 2019, respectively, and $13.2 million and $17.0 million during the six months ended June 30, 2020 and 2019, respectively.
(2)Includes gains (losses) on certain surplus coal reserve and surface land sales and property management costs and revenues.
(3)Includes trading and brokerage activities, costs associated with post-mining activities, gains (losses) on certain asset disposals, minimum charges on certain transportation-related contracts, costs associated with suspended operations including the North Goonyella Mine and expenses related to our other commercial activities.
(4)North Goonyella costs incurred from January 1, 2020 forward are included within the Corporate and Other segment. Costs incurred prior to January 1, 2020 remain within the Seaborne Metallurgical Mining segment.
The decrease in Corporate and Other Adjusted EBITDA during the three and six months ended June 30, 2020 compared to the same periods in the prior year was primarily driven by an unfavorable variance in Middlemount’s results due to the impacts of wet weather and lower sales pricing, current year containment and holding costs for our North Goonyella Mine (three months, $11.3 million; six months, $21.4 million) and unfavorable results from trading and brokerage activities (three months, $2.3 million; six months, $11.1 million). These unfavorable variances were partially offset by lower selling and administrative expenses driven by lower personnel costs and reduced expense associated with our share-based incentive plans and a gain on the sale of undeveloped Australian land tenements in the Bowen Basin (six months, $7.5 million).

(Loss) Income From Continuing Operations, Net of Income Taxes
The following table presents (loss) income from continuing operations, net of income taxes:

	Three Months Ended		(Decrease) Increase		Six Months Ended		(Decrease) Increase
	June 30,		to Income		June 30,		to Income
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
Adjusted EBITDA (1)	$23.4	$230.0	$(206.6)	(90)%	$60.2	$484.1	$(423.9)	(88)%
Depreciation, depletion and amortization	(88.3)	(165.4)	77.1	47%	(194.3)	(337.9)	143.6	42%
Asset retirement obligation expenses	(14.1)	(15.3)	1.2	8%	(31.7)	(29.1)	(2.6)	(9)%
Restructuring charges	(16.5)	(0.4)	(16.1)	(4,025)%	(23.0)	(0.6)	(22.4)	(3,733)%
Transaction costs related to joint ventures	(12.9)	(1.6)	(11.3)	(706)%	(17.1)	(1.6)	(15.5)	(969)%
Asset impairment	(1,418.1)	—	(1,418.1)	n.m.	(1,418.1)	—	(1,418.1)	n.m.
Provision for North Goonyella equipment loss	—	—	—	n.m.	—	(24.7)	24.7	100%
North Goonyella insurance recovery - equipment	—	—	—	n.m.	—	91.1	(91.1)	(100)%
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	0.4	(0.3)	0.7	233%	1.1	(0.3)	1.4	467%
Interest expense	(34.3)	(36.0)	1.7	5%	(67.4)	(71.8)	4.4	6%
Interest income	2.4	7.2	(4.8)	(67)%	5.5	15.5	(10.0)	(65)%
Unrealized gains on economic hedges	7.0	22.4	(15.4)	(69)%	4.8	62.2	(57.4)	(92)%
Unrealized gains (losses) on non-coal trading derivative contracts	2.8	(0.3)	3.1	1,033%	2.9	(0.1)	3.0	3,000%
Take-or-pay contract-based intangible recognition	2.7	5.6	(2.9)	(52)%	5.3	11.2	(5.9)	(53)%
Income tax benefit (provision)	0.2	(3.0)	3.2	107%	(2.8)	(21.8)	19.0	87%
(Loss) income from continuing operations, net of income taxes	$(1,545.3)	$42.9	$(1,588.2)	(3,702)%	$(1,674.6)	$176.2	$(1,850.8)	(1,050)%
(1)This is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section below for definitions and reconciliations to the most comparable measures under U.S. GAAP.

Depreciation, Depletion and Amortization. The following table presents a summary of depreciation, depletion and amortization expense by segment:

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		to Income		June 30,		to Income
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
Seaborne Thermal Mining	$(20.5)	$(22.0)	$1.5	7%	$(42.7)	$(45.2)	$2.5	6%
Seaborne Metallurgical Mining	(20.5)	(31.1)	10.6	34%	(45.3)	(71.2)	25.9	36%
Powder River Basin Mining	(28.3)	(36.0)	7.7	21%	(63.5)	(72.6)	9.1	13%
Other U.S. Thermal Mining	(15.6)	(73.7)	58.1	79%	(37.0)	(144.5)	107.5	74%
Corporate and Other	(3.4)	(2.6)	(0.8)	(31)%	(5.8)	(4.4)	(1.4)	(32)%
Total	$(88.3)	$(165.4)	$77.1	47%	$(194.3)	$(337.9)	$143.6	42%
Additionally, the following table presents a summary of our weighted-average depletion rate per ton for active mines in each of our mining segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Seaborne Thermal Mining	$2.08	$1.97	$1.99	$1.89
Seaborne Metallurgical Mining	1.81	3.47	2.38	3.01
Powder River Basin Mining	0.80	0.80	0.79	0.81
Other U.S. Thermal Mining	0.96	1.50	1.02	1.51
Depreciation, depletion and amortization expense decreased during the three and six months ended June 30, 2020 compared to the same periods in the prior year primarily due to the closure of the Kayenta and Cottage Grove Mines during the third quarter of 2019 and the Millennium and Wildcat Hills Underground Mines during the second quarter of 2020 (three months, $47.9 million; six months, $95.0 million), decreased depletion driven by lower sales volumes (three months, $11.5 million; six months, $13.3 million) and lower amortization of the fair value of certain U.S. coal supply agreements (three months, $5.4 million; six months, $11.4 million). The decrease in the weighted-average depletion rate per ton for the Seaborne Metallurgical Mining segment during the three and six months ended June 30, 2020 compared to the same periods in the prior year reflects the volume and mix variances which impacted our revenues as described above.
Restructuring Charges. Restructuring charges increased during the three and six months ended June 30, 2020 compared to the same periods in the prior year as the result of workforce reductions made across the organization through the use of involuntary and voluntary reductions, as discussed in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
Transaction Costs Related to Joint Ventures. The charges recorded during the three and six months ended June 30, 2020 related to the proposed PRB Colorado joint venture with Arch as further described in Note 15. “Other Events” to the accompanying unaudited condensed consolidated financial statements.
Asset Impairment. During the three and six months ended June 30, 2020, we recognized $1,418.1 million in aggregate asset impairment charges related to the fair value of our North Antelope Rochelle Mine as discussed in Note 9. “Property, Plant, Equipment and Mine Development” to the accompanying unaudited condensed consolidated financial statements.
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
Interest Income. The decrease in interest income during the three and six months ended June 30, 2020 compared to the same periods in the prior year was driven by the conclusion of a contract during the fourth quarter of 2019 which contained an embedded financing element and by lower cash balances.
Unrealized Gains on Economic Hedges. Unrealized gains primarily relate to mark-to-market activity from economic hedge activities intended to hedge future coal sales. For additional information, refer to Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements.
Take-or-Pay Contract-Based Intangible Recognition. During the three and six months ended June 30, 2020 and 2019, we ratably recognized contract-based intangible liabilities for port and rail take-or-pay contracts. For additional details, refer to Note 8. “Intangible Contract Assets and Liabilities” to the accompanying unaudited condensed consolidated financial statements.
Income Tax Benefit (Provision). The decrease in the income tax provision for the three and six months ended June 30, 2020 compared to the same periods in the prior year was primarily due to changes in forecasted taxable income, partially offset by an increase in the provision related to the remeasurement of foreign income tax accounts. Refer to Note 11. “Income Taxes” to the accompanying unaudited condensed consolidated financial statements for additional information.
Net (Loss) Income Attributable to Common Stockholders
The following table presents net (loss) income attributable to common stockholders:

	Three Months Ended		(Decrease) Increase		Six Months Ended		(Decrease) Increase
	June 30,		to Income		June 30,		to Income
	2020	2019	$	%	2020	2019	$	%
	(Dollars in millions)				(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(1,545.3)	$42.9	$(1,588.2)	(3,702)%	$(1,674.6)	$176.2	$(1,850.8)	(1,050)%
Loss from discontinued operations, net of income taxes	(2.3)	(3.4)	1.1	32%	(4.5)	(6.8)	2.3	34%
Net (loss) income	(1,547.6)	39.5	(1,587.1)	(4,018)%	(1,679.1)	169.4	(1,848.5)	(1,091)%
Less: Net (loss) income attributable to noncontrolling interests	(3.4)	2.4	(5.8)	(242)%	(5.2)	8.1	(13.3)	(164)%
Net (loss) income attributable to common stockholders	$(1,544.2)	$37.1	$(1,581.3)	(4,262)%	$(1,673.9)	$161.3	$(1,835.2)	(1,138)%
Net (Loss) Income Attributable to Noncontrolling Interests. The decrease in net results attributable to noncontrolling interests during the three and six months ended June 30, 2020 compared to the prior year periods was primarily due to lower results of our majority-owned mines in which there is an outside non-controlling interest.

Diluted Earnings per Share (EPS)
The following table presents diluted EPS:

	Three Months Ended		(Decrease) Increase		Six Months Ended		(Decrease) Increase
	June 30,		to EPS		June 30,		to EPS
	2020	2019	$	%	2020	2019	$	%
Diluted EPS attributable to common stockholders:
(Loss) income from continuing operations	$(15.76)	$0.37	$(16.13)	(4,359)%	$(17.12)	$1.54	$(18.66)	(1,212)%
Loss from discontinued operations	(0.02)	(0.03)	0.01	33%	(0.04)	(0.06)	0.02	33%
Net (loss) income attributable to common stockholders	$(15.78)	$0.34	$(16.12)	(4,741)%	$(17.16)	$1.48	$(18.64)	(1,259)%
Diluted EPS is commensurate with the changes in results from continuing operations and discontinued operations during that period. Diluted EPS reflects weighted average diluted common shares outstanding of 97.9 million and 108.1 million for the three months ended June 30, 2020 and 2019, respectively, and 97.5 million and 109.3 million for the six months ended June 30, 2020 and 2019, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in millions)
(Loss) income from continuing operations, net of income taxes	$(1,545.3)	$42.9	$(1,674.6)	$176.2
Depreciation, depletion and amortization	88.3	165.4	194.3	337.9
Asset retirement obligation expenses	14.1	15.3	31.7	29.1
Restructuring charges	16.5	0.4	23.0	0.6
Transaction costs related to joint ventures	12.9	1.6	17.1	1.6
Asset impairment	1,418.1	—	1,418.1	—
Provision for North Goonyella equipment loss	—	—	—	24.7
North Goonyella insurance recovery - equipment	—	—	—	(91.1)
Changes in deferred tax asset valuation allowance and reserves and amortization of basis difference related to equity affiliates	(0.4)	0.3	(1.1)	0.3
Interest expense	34.3	36.0	67.4	71.8
Interest income	(2.4)	(7.2)	(5.5)	(15.5)
Unrealized gains on economic hedges	(7.0)	(22.4)	(4.8)	(62.2)
Unrealized (gains) losses on non-coal trading derivative contracts	(2.8)	0.3	(2.9)	0.1
Take-or-pay contract-based intangible recognition	(2.7)	(5.6)	(5.3)	(11.2)
Income tax (benefit) provision	(0.2)	3.0	2.8	21.8
Total Adjusted EBITDA	$23.4	$230.0	$60.2	$484.1

Revenues per Ton and Adjusted EBITDA Margin per Ton are equal to revenues by segment and Adjusted EBITDA by segment, respectively, divided by segment tons sold. Costs per Ton is equal to Revenues per Ton less Adjusted EBITDA Margin per Ton, and are reconciled to operating costs and expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating costs and expenses	$556.3	$857.8	$1,335.8	$1,806.0
Unrealized gains (losses) on non-coal trading derivative contracts	2.8	(0.3)	2.9	(0.1)
Take-or-pay contract-based intangible recognition	2.7	5.6	5.3	11.2
North Goonyella insurance recovery - cost recovery and business interruption	—	—	—	(33.9)
Net periodic benefit costs, excluding service cost	2.7	4.8	5.5	9.7
Total Reporting Segment Costs	$564.5	$867.9	$1,349.5	$1,792.9
The following table presents Reporting Segment Costs by reporting segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Seaborne Thermal Mining	$134.3	$145.8	$280.3	$302.1
Seaborne Metallurgical Mining	127.7	233.5	353.6	472.2
Powder River Basin Mining	166.5	242.4	407.7	493.3
Other U.S. Thermal Mining	119.1	226.5	272.9	485.4
Corporate and Other	16.9	19.7	35.0	39.9
Total Reporting Segment Costs	$564.5	$867.9	$1,349.5	$1,792.9
The following tables present tons sold, revenues, Reporting Segment Costs and Adjusted EBITDA by mining segment:

	Three Months Ended June 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.6	1.1	17.9	3.8

Revenues	$162.0	$91.6	$205.8	$152.0
Reporting Segment Costs	134.3	127.7	166.5	119.1
Adjusted EBITDA	27.7	(36.1)	39.3	32.9

Revenues per Ton	$35.10	$86.80	$11.45	$39.81
Costs per Ton	29.19	120.72	9.26	31.22
Adjusted EBITDA Margin per Ton	5.91	(33.92)	2.19	8.59

	Three Months Ended June 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	4.7	2.1	25.0	7.2

Revenues	$220.2	$290.9	$282.6	$309.6
Reporting Segment Costs	145.8	233.5	242.4	226.5
Adjusted EBITDA	74.4	57.4	40.2	83.1

Revenues per Ton	$46.41	$138.42	$11.33	$43.04
Costs per Ton	30.73	111.12	9.72	31.47
Adjusted EBITDA Margin per Ton	15.68	27.30	1.61	11.57

	Six Months Ended June 30, 2020
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	9.2	3.1	41.4	8.7

Revenues	$363.1	$284.8	$472.4	$344.3
Reporting Segment Costs	280.3	353.6	407.7	272.9
Adjusted EBITDA	82.8	(68.8)	64.7	71.4

Revenues per Ton	$39.58	$92.61	$11.40	$39.49
Costs per Ton	30.56	115.00	9.84	31.31
Adjusted EBITDA Margin per Ton	9.02	(22.39)	1.56	8.18

	Six Months Ended June 30, 2019
	Seaborne Thermal Mining	Seaborne Metallurgical Mining	Powder River Basin Mining	Other U.S. Thermal Mining
	(Amounts in millions, except per ton data)
Tons sold	9.2	4.4	50.3	15.1

Revenues	$471.2	$615.4	$569.9	$644.4
Reporting Segment Costs	302.1	472.2	493.3	485.4
Adjusted EBITDA	169.1	143.2	76.6	159.0

Revenues per Ton	$51.18	$140.45	$11.34	$42.60
Costs per Ton	32.82	107.77	9.82	32.08
Adjusted EBITDA Margin per Ton	18.36	32.68	1.52	10.52

Free Cash Flow is defined as net cash (used in) provided by operating activities less net cash used in investing activities and excludes cash outflows related to business combinations. See the table below for a reconciliation of Free Cash Flow to its most comparable measure under U.S. GAAP.

	Six Months Ended
	June 30,
	2020	2019
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(53.1)	$377.0
Net cash used in investing activities	(115.6)	(64.0)
Add back: Amount attributable to acquisition of Shoal Creek Mine	—	2.4
Free Cash Flow	$(168.7)	$315.4
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
Near-Term Outlook
Seaborne Thermal and Metallurgical Coal. While the global economy continues to navigate through the COVID-19 pandemic, the scope and scale of the recovery remains uncertain. Ongoing demand uncertainty driven by idled steel capacity in Europe and the Asia-Pacific, weak overall electricity generation and the implementation of Chinese import restrictions have all contributed to low seaborne coal prices. In addition, based on current economic data, the Company would expect near-term seaborne coal demand to decline from prior-year levels. The ultimate quantum of demand will be highly dependent upon the scope and scale of the eventual COVID-19 pandemic recovery.
U.S. Thermal Coal. U.S. thermal coal conditions remain especially challenging given weak overall electricity demand, high customer inventory levels and continued low natural gas prices. These factors have accelerated the secular decline already underway in the industry. Total U.S. electricity generation year-to-date through June 30, 2020, was down approximately 4%, with coal generation falling 31% to 17% of the generation mix as natural gas and wind took market share, rising to 39% and 9%, respectively, of the generation mix.
Long-Term Outlook
Given widespread industry changes, in part due to the prolonged COVID-19 pandemic, we have updated our long-term outlook. Current projections indicate a slow seaborne market recovery over the next 12 to 15 months. Future demand will be impacted by economic conditions and public policy related to the COVID-19 pandemic in key demand centers. Further, we believe coal demand and use will be adversely impacted by the policy decisions of various governments, regulatory bodies, financial institutions and others with respect to concerns over the environmental and social impacts of coal combustion.
Seaborne Fundamentals. Longer-term, Peabody continues to anticipate that seaborne metallurgical coal demand will continue to grow as India increases steel production and lacks the quantity and quality of domestic metallurgical coal to meet its anticipated needs. China will continue to have a significant influence on seaborne demand, which will be highly dependent on the scope and scale of the recovery from the COVID-19 pandemic and use and availability of domestic coal.

For seaborne thermal, Peabody expects longer-term demand growth from the Association of Southeast Asian Nations to continue, which is anticipated to help offset demand decline elsewhere, most notably, in the Atlantic markets. The vast majority of seaborne thermal coal demand is projected to come from the Asia-Pacific region as Europe’s coal generation continues its secular decline. Seaborne thermal coal will continue to be sourced primarily from seaborne exporters Indonesia and Australia, along with Russia, Colombia, South Africa and the U.S., among others.
U.S. Fundamentals. U.S. thermal coal demand has been dramatically reduced in the first half of 2020, accelerating the secular demand decline already underway. Future demand will be highly dependent on natural gas prices, growth in renewable generation and other competing fuels, and policy and regulations, among other things.
Regulatory Update
Other than as described in the following section, there were no significant changes to our regulatory matters subsequent to December 31, 2019. Information regarding our regulatory matters is outlined in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Regulatory Matters - U.S.
Temporary Enforcement Policy. On March 26, 2020, the United States Environmental Protection Agency (EPA) announced a temporary policy regarding EPA enforcement of environmental legal obligations as a result of the COVID-19 pandemic. (COVID-19 Implications for EPA’s Enforcement and Compliance Assurance Program). Under the temporary policy, the EPA will exercise the enforcement discretion for certain noncompliance events that occur during the period of time that the temporary policy is in effect and that result from the COVID-19 pandemic. The EPA’s temporary policy does not provide leniency for intentional criminal violations of law and imposes conditions on any violation that may result in “acute risk or an imminent threat to human health or the environment.” The policy also does not apply to activities that are carried out under Superfund and Resource Conservation and Recovery Act (RCRA) Corrective Action enforcement instruments. The EPA's temporary policy became retroactively effective on March 13, 2020 and is in effect until August 31, 2020. (COVID-19 Implications for EPA’s Enforcement and Compliance Assurance Program: Addendum on Termination, June 29, 2020).
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
In October 2017, the EPA proposed to repeal the CPP (82 Fed. Reg. 48,035 (Oct. 16, 2017)). In August 2018, the EPA issued a proposed rule to replace the CPP with the Affordable Clean Energy (ACE) Rule. (83 Fed. Reg. 44,746 (August 31, 2018)). On June 19, 2019, the EPA issued a combined package that finalized the CPP repeal rule as well as the replacement rule, ACE. (Repeal of the Clean Power Plan; Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units; Revisions to Emission Guidelines Implementing Regulations, 84 Fed. Reg. 32,520 (July 8, 2019)).
The ACE rule sets emissions guidelines for greenhouse gas emissions from existing EGUs based on a determination that efficiency heat rate improvements constitute the Best System of Emission Reduction. The EPA’s final rule also revises the CAA Section 111(d) regulations to give the states greater flexibility on the content and timing of their state plans.

Based on the EPA’s final rules repealing and replacing the CPP, petitioners in the D.C. Circuit matter seeking review of CPP, including Peabody, filed a motion to dismiss, which the court granted in September 2019. Meanwhile, challengers to the ACE Rule filed petitions for judicial review; briefing in this case (No. 19-1140 (D.C. Cir.)) has concluded and oral argument has been scheduled for October 2020.
New Source Review (NSR). The Clean Air Act imposes permitting requirements when a new source undergoes construction or when an existing source is reconstructed or undergoes a major modification. These requirements are contained in the Clean Air Act’s Prevention of Significant Deterioration (PSD) and Nonattainment New Source Review (NNSR) programs, generally referred to as NSR. On March 25, 2020, the EPA released a draft guidance document that would allow power plants, refineries and other sources of emissions to begin certain construction activities while still awaiting a permit under the NSR program. Under the EPA’s revised interpretation, a source owner or operator may, prior to obtaining a NSR permit, undertake physical on-site activities- including activities that may significantly alter the site, and/or are permanent in nature- provided that those activities do not constitute physical construction on an emissions unit. The comment period on the draft memo ended May 11, 2020.
The EPA has also taken action on a number of different rules and guidance affecting the interpretation and application of NSR. In a final rule (83 Fed. Reg. 57,324 (Nov. 15, 2018), the EPA completed reconsideration of a 2009 petition to clarify when certain actions must be “aggregated” for purposes of determining whether these actions are part of a single project to which NSR applies. The EPA has additionally published guidance on the definition of “ambient air” (Revised Policy on Exclusions from “Ambient Air,” Dec. 2, 2019) and guidance concerning when multiple air pollution-emitting activities may be considered to be “adjacent” so that they should be considered to be a single source (Interpreting “Adjacent” for New Source Review and Title V Source Determinations in All Industries Other Than Oil and Gas, Nov. 26, 2019). Additional memorandum and applicability determinations have also been made that address other NSR issues. These rules, guidance and memorandum may therefore affect the construction, reconstruction and modification of sources and the level of pollution control requirements that will be necessary on a case-by-case basis.
Clean Water Act (CWA) Definition of “Waters of the United States”. A final rule defining the scope of waters protected under the CWA (commonly called the Waters of the United States, or WOTUS) (WOTUS Rule), was published by the EPA and the U.S. Army Corps of Engineers (Corps) in June 2015. Several states and others subsequently filed lawsuits challenging the 2015 WOTUS Rule, and eventually that rule was preliminarily enjoined in over half of the country. On October 22, 2019, the EPA and the Corps jointly published a final rule, which became effective on December 23, 2019, repealing the 2015 WOTUS Rule and recodifying the regulatory definitions of WOTUS that existed prior to the implementation of the WOTUS Rule. On January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule to revise the definition of “Waters of the United States” and thereby establish the scope of federal regulatory authority under the CWA. A federal district judge in Colorado preliminarily enjoined the Navigable Waters Protection Rule in the State of Colorado on June 19, 2020. The new rule took effect in all other states on June 22, 2020, but the pre-2015 definitions apply in Colorado.
National Environmental Policy Act (NEPA). NEPA, signed into law in 1970, requires federal agencies to review the environmental impacts of their decisions and issue either an environmental assessment or an environmental impact statement. We must provide information to agencies when we propose actions that will be under the authority of the federal government. The NEPA process involves public participation and can involve lengthy timeframes. The White House Council on Environmental Quality issued a proposed rule that would comprehensively update and modernize its longstanding NEPA regulations on January 10, 2020. The comment period closed on March 10, 2020. As proposed, the rule seeks to reduce unnecessary paperwork, burdens and delays, promote better coordination among agency decision makers, and clarify scope of NEPA reviews, among other things.
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
Safe Work Australia (SWA) is currently reviewing the Workplace Exposure Standards (WES) for all airborne contaminants including welding fumes and diesel particulate matter and giving priority to the WES for coal dust and silica. In March 2020, SWA paused the release and public consultation for the WES review until further notice. SWA’s draft evaluation reports will include recommendations for exposure limits. The exposure limits recommended by SWA are based on toxicological information and other monitoring data. SWA have recommended exposure limits of 1.5 mg/m3 for coal dust and 0.05 mg/m3 for silica.
Following the re-identification of coal workers’ pneumoconiosis and six mining and quarrying fatalities that occurred over a 12-month period, the Resources Safety and Health Queensland Bill 2019 was introduced into Queensland Parliament in September 2019, was passed into law in March 2020 and became effective on July 1, 2020. It establishes Resources Safety and Health Queensland (RSHQ) as a statutory body designed to ensure independence of the mining safety and health regulator. RSHQ will include inspectorates for coal mines, mineral mines and quarries, explosives and petroleum and gas. The new laws seek to enhance the role of advisory committees to identify, quantify and prioritize safety and health issues in the mining and quarrying industries. It also provides for an independent Work Health and Safety Prosecutor to prosecute serious offenses under resources safety legislation.
On May 20, 2020, the Queensland Parliament passed a bill into law that introduces the criminal offense of ‘industrial manslaughter’ for executive officers, individuals who are “senior officers” and companies in the mining industry. Individuals now face a maximum prison sentence of 20 years and companies could be fined up to approximately $13 million Australian dollars. The new law also introduces the requirement for statutory role holders to be employees of the coal mine operator entity with an 18-month transition period ending November 25, 2021. The new law became effective July 1, 2020.
On June 19, 2020, the Environmental Protection and Other Legislation Amendment Bill 2020 (EPOLA Bill) was introduced into Queensland Parliament. The EPOLA Bill includes the establishment of the Rehabilitation Commissioner as an independent statutory position, which will be responsible for monitoring and reporting on rehabilitation performance and trends across Queensland, as well as amendments to the residual risk framework that aim to ensure that any remaining risks on former resource sites are appropriately identified, costed and managed.
Sydney Water Catchment Areas. In November 2017, the New South Wales government established an independent expert panel (Panel) to advise the Department of Planning, Industry and Environment (DPIE) on the impact of underground mining activities in Sydney’s water catchment areas, including at our Metropolitan Mine. The Panel issued its final report in October 2019. The final report makes findings and recommendations concerning mining activities and effects across the catchment as a whole.
The DPIE considered the recommendations in the Panel’s final report and in April 2020 announced that it had accepted all 50 recommendations in the Panel’s report, and that it has established an interagency taskforce to implement a detailed action plan during 2020. The action plan includes: ensuring there is a net gain for the metropolitan water supply by requiring more offsetting from mining companies; establishing a new independent expert panel to advise on future mining applications in the catchment; strengthening surface and groundwater monitoring; improving access to and transparency of environmental data; adopting a more stringent approach to the assessment and conditioning of future mining proposals to minimize subsidence impacts; reviewing and updating current and potential future water losses from mining in line with the best available science; introducing a licensing regime to properly account for any water losses; and undertaking further research into mine closure planning to reduce potential long-term impacts.
Queensland Royalties. As part of the Queensland Government’s 2019-20 Budget, the Government committed to freeze royalty rates on coal and minerals for three years, provided companies voluntarily contribute to a Resource Community Infrastructure Fund (the Fund) over this three-year period. The Government contributes $30 million Australian dollars towards the Fund, with companies voluntarily contributing $70 million Australian dollars. Peabody’s contribution to the Fund is approximately $750,000 Australian dollars for the first year and is expected to decrease in years two and three based on an expected reduction in production at our Queensland mines.

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
Liquidity
As of June 30, 2020, our cash balances totaled $848.5 million, including approximately $785 million held by U.S. subsidiaries, $33 million held by Australian subsidiaries and the remaining balance held by other foreign subsidiaries in accounts predominantly domiciled in the U.S. A significant majority of the cash held by our foreign subsidiaries is denominated in U.S. dollars. This cash is generally used to support non-U.S. liquidity needs, including capital and operating expenditures in Australia.
Our available liquidity has declined from $1,275.8 million as of December 31, 2019 to $926.1 million as of June 30, 2020. Available liquidity was comprised of cash and cash equivalents of $732.2 million and $848.5 million as of December 31, 2019 and June 30, 2020, respectively, and combined availability under our revolving credit facility and accounts receivable securitization program of $543.6 million and $77.6 million as of December 31, 2019 and June 30, 2020, respectively. We have experienced negative cash flows from operations during the first half of 2020, and results from continuing operations, net of income taxes and Adjusted EBITDA for the six months ended June 30, 2020 declined by $1,850.8 million and $423.9 million, respectively, compared to the corresponding prior year period. During the six months ended June 30, 2020, the combined availability under our revolving credit facility and accounts receivable securitization program decreased as a result of borrowing $300.0 million under our revolving credit facility on April 3, 2020, which is further described in Note 12. “Long-term Debt” of the accompanying unaudited condensed consolidated financial statements, an additional $83.0 million of letters of credit issuances, and a $83.0 million decrease in available receivable balances under the accounts receivable securitization program.
While we were in compliance with the restrictions and covenants under our debt agreements at June 30, 2020, as further described below, there is significant risk that we will not be in compliance with the first lien leverage ratio requirement under our credit agreement in the second half of 2020 without successfully taking mitigating action. Noncompliance with the ratio covenant would constitute a default under the credit agreement, and the revolving lenders could elect to accelerate the maturity of the related indebtedness, and could potentially choose to exercise other rights and remedies under the agreement. Further, our senior secured notes and certain lease agreements contain cross-default provisions which would be activated by a default under the credit agreement, which could result in a similar acceleration of maturity under those obligations.
We believe we could seek to avoid noncompliance by taking certain mitigating actions, such as obtaining a waiver of the default condition, executing an amendment to the credit agreement, or completing asset sales to generate additional liquidity, but can offer no assurance as to the likelihood of success of such actions. If such actions were not successful, we could avoid noncompliance while maintaining operating liquidity beyond twelve months by repaying the amount currently outstanding under our revolving credit facility and replacing outstanding letters of credit with cash collateral. Such actions would avoid default on the remaining indebtedness under the credit agreement and cross-default on the senior secured notes and lease agreements as described above, but would have negative impacts to our liquidity. Any of these actions could have an adverse effect on our financial condition, results of operations or cash flows.

Our ability to maintain adequate liquidity depends on the successful operation of our business and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors, including the evolving impact of the COVID-19 pandemic.
At July 31, 2020, our available liquidity was approximately $822 million. The decrease subsequent to June 30, 2020 was driven by a reduction in cash and cash equivalent balances and changes in availability under our accounts receivable securitization program and revolving credit facility, including the issuance of an additional $53.2 million of letters of credit. Also during July 2020, we issued a bank guarantee for $50 million Australian dollars as a performance guarantee in favor of the largest customer of our Seaborne Thermal Mining segment. Under the terms of our coal supply agreement, which is sourced from our Wilpinjong Mine, that customer may unilaterally demand such a guarantee at any time. The coal supply agreement and an associated step-in deed also require us to maintain compliance with certain covenants and restrictions. In the event of noncompliance, the customer may exercise contractual step-in rights to appoint a receiver to operate the mine within the parameters of the coal supply agreement and step-in deed. As of August 7, 2020, we were in compliance with the terms of these contractual arrangements.
Debt Financing
As described in Note 12. “Long-term Debt” of the accompanying unaudited condensed consolidated financial statements, during 2017, we entered into an indenture related to the issuance of $500.0 million of 6.000% senior secured notes due March 2022 and $500.0 million of 6.375% senior secured notes due March 2025. We make semi-annual interest payments on the senior notes each March 31 and September 30 until maturity. Also during 2017, we entered into a credit agreement and related term loan under which we originally borrowed $950.0 million and have repaid $559.0 million through June 30, 2020. The term loan requires quarterly principal payments of $1.0 million and periodic interest payments, currently at LIBOR plus 2.75%, through December 2024 with the remaining balance due in March 2025.
We entered into the revolving credit facility allowable under our credit agreement during 2017 for an aggregate commitment of $350.0 million for general corporate purposes. In September 2019, we entered into an amendment to the credit agreement which increased the aggregate commitment amount under the revolver to $565.0 million and, beginning in 2020, made applicable interest rates and fees dependent upon our periodically-determined first lien leverage ratio, as defined in the credit agreement. To date, we have utilized this revolving credit facility for the $300.0 million borrowing described above and for letters of credit which incur combined fees of 3.125%, while unused capacity bears a commitment fee of 0.4%. As of June 30, 2020, such letters of credit amounted to $197.9 million and were primarily in support of our reclamation obligations. At June 30, 2020, the remaining availability under the revolving credit facility was $67.1 million.
Our debt agreements impose various restrictions and limits on certain categories of payments that we may make, such as those for dividends, investments, and stock repurchases. We are also subject to customary affirmative and negative covenants, such as the first lien leverage ratio requirement described above. We were in compliance with all such restrictions and covenants at June 30, 2020.
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
Accounts Receivable Securitization Program
As described in Note 17. “Financial Instruments and Other Guarantees” of the accompanying unaudited condensed consolidated financial statements, we entered into an amended accounts receivable securitization program during 2017 which currently expires in 2022. The program provides for up to $250.0 million in funding, limited to the availability of eligible receivables, accounted for as a secured borrowing. Funding capacity under the program may also be provided for letters of credit in support of other obligations. At June 30, 2020, we had no outstanding borrowings and $84.2 million of letters of credit provided under the program. The letters of credit are primarily in support of portions of our obligations for reclamation, workers’ compensation and postretirement benefits. Availability under the program, which is adjusted for certain ineligible receivables, was $10.5 million at June 30, 2020 and there was no cash collateral requirement.

Capital Requirements
As a result of the deferral of certain capital project spending to subsequent periods, we revised our expected 2020 capital expenditures to approximately $200 million during the second quarter of 2020, as compared to approximately $250 million as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no other material changes to our capital requirements.
Contractual Obligations
There were no material changes to our contractual obligations from the information previously provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of our obligations for various short- and long-term take-or-pay arrangements in Australia and the U.S. associated with rail and port commitments for the delivery of coal, including amounts relating to export facilities. Due to extensions to our commercial agreements for rail and port commitments, partially offset by reductions to our near-term commitments related to our North Goonyella Mine, our estimated obligations are expected to be $5.0 million less for the remainder of 2020 than that provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019. For the two-year period 2021 through 2022, such obligations are comparatively reduced by $27.1 million. For the two-year period 2023 through 2024, and periods thereafter, such obligations are comparatively increased by $10.8 million and $158.5 million, respectively.
Historical Cash Flows and Free Cash Flow
The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019, as reported in the accompanying unaudited condensed consolidated financial statements. Free Cash Flow is a financial measure not recognized in accordance with U.S. GAAP. Refer to the “Reconciliation of Non-GAAP Financial Measures” section above for definitions and reconciliations to the most comparable measures under U.S. GAAP.

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(53.1)	$377.0
Net cash used in investing activities	(115.6)	(64.0)
Net cash provided by (used in) in financing activities	285.0	(430.3)
Net change in cash, cash equivalents and restricted cash	116.3	(117.3)
Cash, cash equivalents and restricted cash at beginning of period	732.2	1,017.4
Cash, cash equivalents and restricted cash at end of period	$848.5	$900.1

Net cash (used in) provided by operating activities	$(53.1)	$377.0
Net cash used in investing activities	(115.6)	(64.0)
Add back: Amount attributable to acquisition of Shoal Creek Mine	—	2.4
Free Cash Flow	$(168.7)	$315.4

Operating Activities. The net decrease in net cash (used in) provided by operating activities for the six months ended June 30, 2020 compared to the same period in the prior year was driven by a year-over-year decrease in cash from our mining operations, partially offset by a favorable change in net cash flows associated with our working capital ($127.3 million).
Investing Activities. The increase in net cash used in investing activities for the six months ended June 30, 2020 compared to the same period in the prior year was driven by higher advances to related parties and joint ventures, on a net basis, ($23.0 million) and insurance proceeds attributable to North Goonyella equipment losses in the prior year period ($23.2 million).
Financing Activities. The increase in net cash provided by (used in) financing activities for the six months ended June 30, 2020 compared to the same period in the prior year was driven by the $300.0 million borrowing under our revolving credit facility and the prior year payment of dividends of $229.3 million, including a supplemental dividend of $1.85 per share of common stock, and common stock repurchases of $156.0 million. We have presently suspended such payments, as discussed in Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to various guarantees and financial instruments that carry off-balance-sheet risk and are not reflected in the accompanying condensed consolidated balance sheets. At June 30, 2020, such instruments included $1,589.4 million of surety bonds and $283.6 million of letters of credit. These financial instruments provide support for our reclamation bonding requirements, lease obligations, insurance policies and various other performance guarantees. We periodically evaluate the instruments for on-balance-sheet treatment based on the amount of exposure under the instrument and the likelihood of required performance. We do not expect any material losses to result from these guarantees or off-balance-sheet instruments in excess of liabilities provided for in our condensed consolidated balance sheets.
We could experience a decline in our liquidity as financial assurances associated with reclamation bonding requirements, surety bonds or other obligations are required to be collateralized by cash or letters of credit. Our surety providers have the ability to demand collateral up to the full amount of each surety bond.
As described in Note 17. “Financial Instruments and Other Guarantees” in the accompanying unaudited condensed consolidated financial statements, we are required to provide various forms of financial assurance in support of our mining reclamation obligations in the jurisdictions in which we operate. Such requirements are typically established by statute or under mining permits. Historically, such assurances have taken the form of third-party instruments such as surety bonds, bank guarantees and letters of credit, as well as self-bonding arrangements in the U.S. Self-bonding in the U.S. has become increasingly restricted in recent years, leading to our increased usage of surety bonds and similar third-party instruments. This change in practice has had an unfavorable impact on our liquidity due to increased collateral requirements and surety and related fees.
At June 30, 2020, we had total asset retirement obligations of $757.5 million which were backed by a combination of surety bonds and letters of credit.
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

We recognized an asset impairment charge of $1,418.1 million during the three and six months ended June 30, 2020 related to our North Antelope Rochelle Mine of the Powder River Basin Mining segment. The outlook for the mine has been negatively impacted by the accelerated decline of coal-fired electricity generation in the U.S., driven by the reduced utilization of plants and plant retirements, sustained low natural gas pricing, and the increased use of renewable energy sources. These factors have led to the expectation of reduced future sales volumes. The impairment charge was based upon the remaining estimated discounted cash flows of the mine. Such cash flows were based upon estimates which generally constitute unobservable Level 3 inputs under the fair value hierarchy, including, but not limited to, future tons sold, coal prices for unpriced coal, production costs (including costs for labor, commodity supplies and contractors), transportation costs, and a risk-adjusted, cost of capital.
At June 30, 2020, we also identified certain assets with an aggregate carrying value of approximately $850 million in our Seaborne Metallurgical Mining, Powder River Basin Mining, Other U.S. Thermal Mining and Corporate and Other segments whose recoverability is most sensitive to coal pricing, cost pressures, customer demand and customer concentration risk. We conducted a review of those assets for recoverability as of June 30, 2020 and determined that no further impairment charges were necessary as of that date.
See Note 9. “Property, Plant, Equipment and Mine Development” to our accompanying unaudited condensed consolidated financial statements for additional information regarding impairment charges.
Our critical accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies remain unchanged at June 30, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
We have historically utilized currency forwards and options to hedge currency risk associated with anticipated Australian dollar expenditures. The accounting for these derivatives is discussed in Note 7. “Derivatives and Fair Value Measurements” to the accompanying unaudited condensed consolidated financial statements. As of June 30, 2020, the Company had currency options outstanding with an aggregate notional amount of $613.0 million Australian dollars to hedge currency risk associated with anticipated Australian dollar expenditures over the six-month period ending December 31, 2020. Assuming we had no foreign currency hedging instruments in place, our exposure in operating costs and expenses due to a $0.10 change in the Australian dollar/U.S. dollar exchange rate is approximately $125 million for the next twelve months. Based upon the Australian dollar/U.S. dollar exchange rate at June 30, 2020, the currency option contracts outstanding at that date would limit our net exposure to a $0.10 unfavorable change in the exchange rate to approximately $95 million for the next twelve months.
Other Non-Coal Trading Activities — Diesel Fuel Price Risk
Diesel Fuel Hedges. Previously, we managed price risk of the diesel fuel used in our mining activities through the use of derivatives, primarily swaps. As of June 30, 2020, we did not have any diesel fuel derivative instruments in place. We also manage the price risk of diesel fuel through the use of cost pass-through contacts with certain customers.
We expect to consume 85 to 95 million gallons of diesel fuel during the next twelve months. A $10 per barrel change in the price of crude oil (the primary component of a refined diesel fuel product) would increase or decrease our annual diesel fuel costs by approximately $20 million based on our expected usage.

Item 4. Controls and Procedures.
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including our principal executive and financial officers, on a timely basis. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved. Additionally, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks. In addition to the risks discussed below, for information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020. In addition to the other information set forth in this Quarterly Report, including the information presented in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully consider those risk factors disclosed in the aforementioned filing, which could materially affect the Company’s results of operations, financial condition and liquidity.
Our business, results of operations, financial condition and prospects could be materially and adversely affected by the recent COVID-19 pandemic and the related effects on public health.
Our operations are susceptible to widespread outbreaks of illness or other public health issues, such as the continuing global COVID-19 pandemic. The COVID-19 pandemic could have a material adverse effect on our business, results of operations, financial condition and prospects, including our ability to comply with covenants under our debt agreements.
The COVID-19 pandemic has caused governments around the world, including in the United States and Australia, to implement quarantines, travel bans, shutdowns and “shelter in place” or “stay-at-home” orders, which have significantly restricted the movement of people and goods and have periodically necessitated teleworking by a portion of our workforce. These restrictions and measures, and our efforts to act in the best interests of our employees, customers, suppliers, vendors and joint venture and other business partners, have affected and are continuing to affect our business and operations, causing us to modify a number of our normal business practices and may adversely affect our business, financial condition and results of operations in ways that may be material.
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
Within the global coal industry, supply and demand disruptions resulting from the COVID-19 pandemic have been widespread and have adversely impacted us and our customers. With respect to seaborne metallurgical coal, global steel production decreased approximately 6% through the six months ended June 30, 2020 compared to the prior year period, as the COVID-19 pandemic continued to have significant impacts on steel demand. Steel demand deterioration has caused producers, including Peabody customers, to idle capacity and restrict output, which has pressured seaborne metallurgical coal demand. This deterioration could continue given ongoing effects from the COVID-19 pandemic on economic conditions in key demand centers. Seaborne thermal coal demand continues to be impacted by the COVID-19 induced reduction in overall electricity generation, along with competition from alternative fuel sources and low gas prices. In the United States, overall electricity demand has been negatively impacted year-over-year due to the COVID-19 induced economic shutdowns through the six months ended June 30, 2020.
Despite our efforts to manage these realized and potential impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic as well as third-party actions taken to contain its spread and mitigate its public health effects. While the ultimate impacts of the COVID-19 pandemic on our business are unknown, we expect continued interference with general commercial activity, which may further negatively affect both demand and prices for our products. We also face disruption to supply chain and distribution channels, potentially increasing costs of production, storage and distribution, and potential adverse effects to our workforce, each of which could have a material adverse effect on our business, financial condition or results of operations.
Since there are no comparable recent events that provide guidance regarding the effect the COVID-19 pandemic may have, the ultimate impact of the pandemic is highly uncertain and subject to change. As a result, we do not yet know the full extent of the impacts on our business, financial condition, results of operations and prospects, or the global economy as a whole. However, in addition to potentially having a material adverse effect on our business, results of operations, financial condition and prospects, the effects could heighten many of our known risks described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
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
These covenants limit, among other things, our ability to:
◦incur additional indebtedness;
◦pay dividends on or make distributions in respect of stock or make certain other restricted payments or investments;
◦enter into agreements that restrict distributions from certain subsidiaries;
◦sell or otherwise dispose of assets;
◦enter into transactions with affiliates;
◦create or incur liens;
◦merge, consolidate or sell all or substantially all of our assets; and
◦place restrictions on the ability of subsidiaries to pay dividends or make other payments to us.

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
We have experienced negative cash flows from operations during the first half of 2020. Results from continuing operations, net of income taxes and Adjusted EBITDA for the six months ended June 30, 2020 declined by $1,850.8 million and $423.9 million, respectively, compared to the corresponding prior year period. The Company’s available liquidity declined from $1,275.8 million as of December 31, 2019 to $926.1 million as of June 30, 2020. Available liquidity was comprised of cash and cash equivalents of $732.2 million and $848.5 million as of December 31, 2019 and June 30, 2020, respectively, and combined availability under the Company’s revolving credit facility and accounts receivable securitization program of $543.6 million and $77.6 million as of December 31, 2019 and June 30, 2020, respectively. During the six months ended June 30, 2020, the combined availability under the Company’s revolving credit facility and accounts receivable securitization program decreased as a result of a $300.0 million borrowing under our revolving credit facility, an additional $83.0 million of letters of credit issuances, and a $83.0 million decrease in available receivables under the accounts receivable securitization program.
There is significant risk that we will not be in compliance with the first lien leverage ratio requirement under our credit agreement in the second half of 2020 without successfully taking mitigating action. Noncompliance with the ratio covenant would constitute a default under the credit agreement, and the revolving lenders could elect to accelerate the maturity of the related indebtedness, and could potentially choose to exercise other rights and remedies under the agreement. Further, our senior secured notes and certain lease agreements contain cross-default provisions which would be activated by a default under the credit agreement, which could result in a similar acceleration of maturity under those obligations.
We believe we could seek to avoid noncompliance by taking certain mitigating actions, such as obtaining a waiver of the default condition, executing an amendment to the credit agreement, or completing asset sales to generate additional liquidity, but can offer no assurance as to the likelihood of success of such actions. If such actions were not successful, we could avoid noncompliance while maintaining operating liquidity beyond twelve months by repaying the amount currently outstanding under our revolving credit facility and replacing outstanding letters of credit with cash collateral. Such actions would avoid default on the remaining indebtedness under the credit agreement and cross-default on the senior secured notes and lease agreements as described above, but would have negative impacts to our liquidity. Any of these actions could have an adverse effect on our financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
Our Board of Directors previously authorized a share repurchase program, as amended, to allow repurchases of up to $1.5 billion of the outstanding shares of our common stock and/or preferred stock (Repurchase Program). While we suspended share repurchases in 2019 and no additional repurchases are planned, repurchases may be made from time to time in the future at the Company’s discretion. The specific timing, price and size of purchases will depend on the share price, general market and economic conditions and other considerations, including compliance with various debt agreements as they may be amended from time to time. The Repurchase Program does not have an expiration date and may be discontinued at any time. Through June 30, 2020, we have repurchased 41.5 million shares of our common stock for $1,340.3 million, which included commissions paid of $0.8 million, leaving $160.5 million available for share repurchase under the Repurchase Program. The purchases were made in compliance with our debt instruments. Limitations on share repurchases imposed by our debt instruments are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Purchases of Equity Securities
The following table summarizes all share purchases for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Yet Be Used to Repurchase Shares Under the Publicly Announced Program (In millions)
April 1 through April 30, 2020	272,157	$3.01	—	$160.5
May 1 through May 31, 2020	—	—	—	160.5
June 1 through June 30, 2020	—	—	—	160.5
Total	272,157	3.01	—
(1)Includes shares withheld to cover the withholding taxes upon the vesting of equity awards, which are not part of the Repurchase Program.
Dividends
The payment of dividends is subject to certain limitations, as set forth in our debt agreements. Such limitations on dividends are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have suspended dividends in 2020 and our Board of Directors will continue to evaluate the declaration and payment of dividends in the future. The amount of those dividends, if any, will depend on our results of operations, financial condition, cash requirements, future prospects, any limitations imposed by our debt covenants and other factors that our Board of Directors may deem relevant to such evaluations.
Item 4. Mine Safety Disclosures.
Our “Safety and Sustainability Management System” has been designed to set clear and consistent expectations for safety, health and environmental stewardship across our business. It aligns to the National Mining Association’s CORESafety® framework and encompasses three fundamental areas: leadership and organization, risk management and assurance. We also partner with other companies and certain governmental agencies to pursue new technologies that have the potential to improve our safety performance and provide better safety protection for employees.
We continually monitor our safety performance and regulatory compliance. The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.
See Exhibit Index at page 67 of this report.

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

10.1*†	Form of Addendum to Participation Agreement executed by Glenn L. Kellow and Charles F. Meintjes (2020)

10.2†
Sixth Amendment to the Sixth Amended and Restated Receivables Purchase Agreement, dated as of June 30, 2020, by and among P&L Receivables Company, LLC, Peabody Energy Corporation, all Committed Purchasers listed on the signature pages thereto, all Purchaser Agents listed on the signature pages thereto, all LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank.

10.3†	Management Services Agreement, dated as of August 4, 2020, by and between Peabody Investments Corp. and each of the Client Companies listed on the signature page thereto.

10.4†	Management Services Agreement, dated as August 4, 2020, by and between Peabody Energy Australia Pty Ltd and each of the Client Companies listed on the signature page thereto.

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

PEABODY ENERGY CORPORATION
Date:	August 7, 2020	By:	/s/ MARK A. SPURBECK
Mark A. Spurbeck
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)